Form 10-Q
period 1996-03-31
ENSYS ENVIRONMENTAL PRODUCTS INC /DE/
filed 1996-05-13
CIK 911649

               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended:  March 31, 1996

                Commission File Number:  0-68440

               EnSys Environmental Products, Inc.
     (Exact name of registrant as specified in its charter)

            Delaware                            56-1581761
(State or other jurisdiction of    (I.R.S. Employer Identification Number)
organization or incorporation)

                     4222 Emperor Boulevard
                  Durham, North Carolina 27703
  (Address of principal executive offices, including zip code)

                         (919) 941-5509
      (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),

                    YES   X                  NO

and (2) has been subject to such filing requirements for the past
90 days.

                    YES    X                 NO

The number of shares of common stock outstanding as of April 28, 1996 was 7,095,840

               EnSys Environmental Products, Inc.

                             INDEX

                                                                  Page No.

Part I - Financial Information

  Item 1.                      Financial Statements:

        Balance Sheets as of December 31,
        1995 and March 31, 1996                                        3

        Statements of Operations for the three months ended
        March 31, 1995 and 1996                                        4

        Statements of Cash Flows for the three months ended
        March 31, 1995 and 1996                                        5

        Notes to Interim Financial Statements                          6

  Item 2.Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            7

Part II - Other Information

  Item 1.   Legal Proceedings                            Not Applicable

  Item 2.   Changes in Securities                        Not Applicable

  Item 3.   Defaults Upon Senior Securities              Not Applicable

  Item 4.   Submission of Matters to a Vote of
              Security-Holders                           Not Applicable

  Item 5.   Other Information                            Not Applicable

  Item 6.   Exhibits and Reports on Form 8-K                          9

Signatures                                                           10

Exhibit Index                                                        11

Exhibit 11.1                                                         12

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

               ENSYS ENVIRONMENTAL PRODUCTS, INC.

                         BALANCE SHEETS

                                                    December 31,   March 31,
                                                        1995          1996
                                                                 (Unaudited)

                             ASSETS

Current assets:
  Cash and cash equivalents                         $ 4,467,857   $ 4,050,372
  Marketable debt investments (cost of
    $7,208,430 at December 31, 1995 and
    $5,915,742 at March 31, 1996 (unaudited))         7,190,840     5,930,815
  Accounts receivable, trade, less allowance
    for doubtful accounts of $96,970 and
    $88,411 at December 31, 1995 and
    March 31, 1996 (unaudited), respectively            424,119       419,840
  Inventory, primarily raw materials                    761,098       877,349
  Prepaids and other current assets                     142,273       144,884
    Total current assets                             12,986,187    11,423,260

Equipment, furniture and fixtures:
  Equipment, furniture and fixtures                   1,974,831     2,017,298
  Leasehold improvements                                310,313       310,313

                                                      2,285,144     2,327,611
  Less accumulated depreciation and
    amortization                                      1,480,055     1,593,648

                                                        805,089       733,963
Intangible asset, less accumulated amortization
  of $14,167 and $16,667 at December 31, 1995 and
  March 31, 1996 (unaudited), respectively               35,833       753,926
Pledged certificates of deposit                         100,000       100,000
Other assets                                            402,534       453,363
                                                    $14,329,643   $13,464,512

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable, trade                           $    79,340   $   100,860
  Accrued expenses:
    Salaries and wages                                  309,559       203,140
    Other                                               338,485       751,217
Current portion of capital lease obligations             70,930        63,884
    Total current liabilities                           798,314     1,119,101
Capital lease obligations, less current
  portion                                                29,389        19,813
    Total liabilities                                   827,703     1,138,914

Stockholders' equity:
  Common stock, $.01 par value, 25,000,000,
    shares authorized, 6,018,935 and 7,118,935
    shares issued and outstanding at December 31, 1995
    and March 31, 1996 (unaudited), respectively         60,189        71,189
  Additional paid-in capital                         31,028,302    32,254,802
  Treasury stock at cost (24,146 shares
    at December 31, 1995 and March 31, 1996
    (unaudited), respectively)                         (117,038)     (117,038)
  Unrealized loss on marketable debt investments        (17,590)       (9,934)
  Accumulated deficit                               (17,451,923)  (19,873,421)
    Net stockholders' equity                         13,501,940    12,325,598
 Commitments and contingencies
 Total liabilities and stockholders' equity          $14,329,643   $13,464,512

        See accompanying notes to financial statements.

               ENSYS ENVIRONMENTAL PRODUCTS, INC.

                    STATEMENTS OF OPERATIONS


                                                        Three Months Ended
                                                             March 31,
                                                         1995        1996
                                                                  (Unaudited)

Product and service revenues                         $  840,196   $  604,860
Cost of goods sold                                      296,440      392,240
    Gross profit                                        543,756      212,620

Operating expenses:
  Selling, general and administrative                 1,120,982      928,248
  Acquired research and development                        -       1,700,000
  Research and development                              189,627      165,804
  Total operating expenses                            1,310,609    2,794,052
    Operating loss                                     (766,853)  (2,581,432)

Other income (expense):
  Interest income                                       178,164      162,817
  Interest expense                                       (5,287)      (2,883)
    Other income (expense), net                         172,877      159,934
    Net loss                                         $ (593,976) $(2,421,498)

    Net loss per common and common
      equivalent share                               $    (0.10) $     (0.40)

Weighted average common and
  common equivalent shares
  outstanding                                         5,914,386    6,018,966





        See accompanying notes to financial statements.

               ENSYS ENVIRONMENTAL PRODUCTS, INC.

                    STATEMENTS OF CASH FLOWS


                                                     Three Months Ended
                                                          March 31,
                                                                (Unaudited)

                                                     1995          1996

Operating activities:
  Net loss                                        $ (593,976)   $(2,421,498)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Common stock issued in connection
       with product line acquisition                     -        1,237,500
      Translation (gain)/loss                         (1,785)         -
      Change in cash due to exchange rates                48          -
      Depreciation                                    82,758        113,593
      Amortization                                     2,500          2,500
      Changes in operating assets and liabilities:
        Increase (decrease) in accounts receivable,
          trade                                     (207,838)         4,279
        Increase in inventories                      (68,478)      (116,251)
        Increase in prepaids and other
          current assets                             (15,650)        (2,611)
        Increase in other assets                    (799,625)      (771,422)
        Increase (decrease) in accounts payable,
          trade                                      (21,950)        21,520
        Increase in accrued expenses                 168,233        306,313
        Net cash used by operating activities     (1,455,763)    (1,626,077)

Investing activities:
  Capital expenditures                               (77,964)       (42,467)
  (Increase) decrease in marketable debt
    investments                                    4,097,188      1,267,681
  Net cash provided by investing activities        4,019,224      1,225,214

Financing activities:
  Capital stock transactions:
    Common issued                                     24,292          -
    Treasury stock repurchased                        (9,480)         -
    Net common stock                                  14,812          -
  Principal payments on capital lease obligations    (20,620)       (16,622)
        Net cash used by financing activities         (5,808)       (16,622)
        Increase in cash and cash equivalents      2,557,653       (417,485)
Cash and cash equivalents at beginning of period   2,324,433      4,467,857
Cash and cash equivalents at end of period        $4,882,086     $4,050,372



         See accompanying notes to financial statements

               ENSYS ENVIRONMENTAL PRODUCTS, INC.

             NOTES TO INTERIM FINANCIAL STATEMENTS


Note 1.  Interim Financial Statements

The accompanying unaudited consolidated financial statements of EnSys Environmental Products, Inc. (the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. In the opinion of management, the accompanying financial statements include all adjustments (of a normal recurring nature) necessary for a fair presentation. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

Note 2.  Severance Costs

On March 31, 1995, Dr. Stephen B. Friedman resigned as Senior Vice President, Research and Development. The Company had entered into a two year employment agreement effective July 30, 1993 with Dr. Friedman. In connection with Dr. Friedman's resignation, the Company is obligated to pay Dr. Friedman's salary and certain other benefits for a period of one year after such termination. The Company's Statement of Operations for the quarter ended March 31, 1995 includes a charge of $130,884 to cover the anticipated severance costs associated with Dr. Friedman's resignation.

On February 29, 1996, Dr. Ian Mackenzie resigned as Managing Director of EnSys (Europe) Limited. The Company had entered into an employment agreement effective October 26, 1993 with Dr. Mackenzie. In connection with Dr. Mackenzie's resignation, the Company is obligated to pay Dr. Mackenzie's salary and certain other benefits for a period of six months after such termination. The Company's Statement of Operations for the quarter ended March 31, 1996 includes a charge of $75,000 to cover the anticipated severance costs associated with Dr. Mackenzie's resignation.

Note 3.  Recent Developments

On March 29, 1996, the Company acquired from Millipore Corporation ("Millipore") certain assets, which consist primarily of inventory, work-in-process, equipment, intellectual property rights, contract rights and customer lists, of Millipore's "EnvirogardTM" product line. In exchange for such assets, the Company paid to Millipore $1,000,000 in cash and issued to Millipore 1,100,000 shares of the Company's common stock, par value $0.01 per share (the "Common Stock"), which represents approximately 15% of the Company's total outstanding shares after the acquisition. The acquistion resulted in an estimated charge of $1,700,000 for acquired research and development.

Note 4.  Intangibles

The intangibles balance includes an estimate of  $721,000
attributed to the value of the customer and employee bases acquired in the Envirogard product line transaction.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations



Results of Operations

Revenues. Revenues decreased 28% to $604,860 in the first quarter of 1996 from $840,196 in the first quarter of 1995. The number of tests sold for the first quarter of 1996 decreased 32% to approximately 22,300 tests from approximately 33,000 tests in the first quarter of 1995. Sales of the Company's core products PCB, Petro and PAH were down 32% to approximately $365,000 from approximately $538,000 in the first quarter of 1995. Revenues from the Company's European subsidiary in the first quarter of 1996 comprised 17% of total sales and increased 6% over the same period in 1995. Sales of the Company's Hydrofluor test for Cryptosporidium and Giardia fell 20% from their 1995 levels. The Company's lower sales reflect the general weakness in the environmental sector. Overcapacity in analytical labs and threatened regulatory changes that have caused customers to delay spending had a negative impact on sales during the past two quarters. Inclement weather over most of the United States in January and February also impacted first quarter sales.

Gross Profit. Gross profit decreased 61% to $212,620 in the first quarter of 1996 from $543,756 in the first quarter of 1995. The majority of the decrease in gross profit was due primarily to decline in sales revenues and a $152,349 inventory reserve for slow-moving items. Gross profit as a percentage of sales revenues decreased to 35% in the first quarter of 1996 from 65% in the first quarter of 1995. The majority of the decrease resulted from the loss of economies of scale caused by lower manufactured volumes and the write-down of inventory.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 17% to $928,248 in the first quarter of 1996 from $1,120,982 in the first quarter of 1995. Selling, general and administrative expenses in the first quarter of 1995 and 1996 included charges for severance costs of $130,884 and $75,000, respectively. Excluding these charges, selling, general and administrative expenses decreased 14% to $853,248 in the first quarter of 1996 from $990,098 in the first quarter of 1995. The majority of the decrease in selling, general and administrative expenses was caused by a reduction in personnel as the Company attempted to bring its expenditures in line with revenues.

Research and Development Expenses. Research and development ("R&D") expenses increased 884% to $1,865,804 in the first
quarter of 1996 from $189,627 in the first quarter of 1995.   The
increase included a charge of $1,700,000 for acquired R&D in connection with the acquisition of the Envirogard product line from Millipore. Excluding this charge, R&D costs actually decreased 13% from their 1995 levels. The decrease in R&D expenses was caused by a reduction in the number of employees during the last nine months of 1995, including the Senior Vice President of Research and Development. Current research and development efforts are focused on the development of the previously announced one-step test.

Interest and Other Income and Interest Expense. Interest and other income decreased 9% to $162,817 in the first quarter of
1996 from $178,164 in the first quarter of 1995.   The decrease
for the quarter was primarily attributable to lower investment balances as the Company used cash to support continuing operations. The effect of a declining investment balance was somewhat offset by higher interest rates earned on remaining investments. Interest expense decreased 45% to $2,883 in the first quarter of 1996 from $5,287 in the first quarter of 1995. The decrease was due to the Company paying down amounts due under lease financing agreements.

Net Loss.  The Company's net loss increased 308% to $2,421,498
(or $0.40 per share) in the first quarter of 1996 from $593,976
(or $0.10 per share) in the first quarter of 1995. Excluding the additional charges for severance costs, inventory write-downs and purchased research and development discussed above, the Company's net loss increased 7% to $494,149 (or $0.08 per share) in the first quarter of 1996 from $463,092 (or $0.08 per share) in the first quarter of 1995. Thus, the balance of the increase in net loss during the quarter was primarily due to decreased sales revenue.

Liquidity and Capital Resources

Working capital which consists principally of cash, cash equivalents and marketable debt investments was $10.3 million at March 31, 1996 compared to $12.2 million at December 31, 1995. Cash, cash equivalents and marketable debt investments which consist primarily of money market accounts and investments in treasury notes and other government backed securities was $10.0 million at March 31, 1996 compared to $11.7 million at December 31, 1995. The decrease in working capital was primarily caused by the funding of the net loss, and the purchase of the Envirogard product line from Millipore.

The Company believes that its available cash will be sufficient to meet its funding needs for at least the next 24 months.

               ENSYS ENVIRONMENTAL PRODUCTS, INC.

Part II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

 (a) Exhibits

     Exhibit 2.1   Asset Purchase Agreement among EnSys Environmental   *1*(2.1)
                   Products, Inc., Millipore Corporation, and ImmunoSystems,
                   Inc.

     Exhibit 11.1  Statement re Computation of Earnings Per Share

 (b) Reports on Form 8-K

               The Company filed a Form 8-K dated April 12, 1996, concerning the acquisition by the Company of the Envirogard product line from Millipore Corporation.


*1* Incorporated by reference to the designated exhibit of the Company's Form 8-K filed on April 12, 1996. This document has been redacted pursuant to a confidentiality request filed on April 12, 1996 under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

                           SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 13, 1996                  ENSYS ENVIRONMENTAL PRODUCTS, INC.




                               /s/ James M. Terrell, III
                              Name:   James M. Terrell, III
                              Title:  Chief Accounting Officer
                                   (Principal Financial and Accounting Officer)

               ENSYS ENVIRONMENTAL PRODUCTS, INC.

                        -----------------
                          EXHIBIT INDEX
                        -----------------

Exhibit 2.1  Asset Purchase Agreement among EnSys Environmental       *1*(2.1)
             Products, Inc., Millipore Corporation, and
             ImmunoSystems, Inc.

Exhibit 11.1 Statement re Computation of Earnings Per Share


*1* Incorporated by reference to the designated exhibit of the Company's Form 8-K filed on April 12, 1996. This document has been redacted pursuant to a confidentiality request filed on April 12, 1996 under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

                          EXHIBIT 11.1

     Net loss per common and common equivalent share for the period January 1, 1996 to March 31, 1996 is determined on a basis consistent with APB 15.


     The calculation follows:

         Statement re Computation of Per Share Earnings

                           Weighted Average Common Shares Outstanding

                                                    Three Months Ended
                                                         March 31,
                                                    1995          1996


Common Stock issued through December
 31, 1994 and 1995 respectively                   5,861,332     5,994,790
Weighted average Common Stock issued
 in the three months ended March 31,
 1995 and 1996 respectively                          53,054        24,176
Total Stock                                       5,914,386     6,018,966

Net loss                                        $  (593,976) $ (2,421,498)

Net loss per share                              $     (0.10) $      (0.40)