Form 10-Q
period 1996-06-30
ENSYS ENVIRONMENTAL PRODUCTS INC /DE/
filed 1996-08-14
CIK 911649

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended: June 30, 1996

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

                 YES    X                           NO

The number of shares of common stock outstanding as of August 1, 1996 was 7,170,527

                       EnSys Environmental Products, Inc.


                                      INDEX


                                                                                                           Page No.

Part I - Financial Information

     Item 1.    Financial Statements:

                Balance Sheets as of December 31,
                1995 and June 30, 1996.......................................................                3

                Statements of Operations for the three months ended
                June 30, 1995 and 1996, and for the six months
                ended June 30, 1995 and 1996.................................................                4

                Statements of Cash Flows for the six months ended
                June 30, 1995 and 1996.......................................................                5

                Notes to Interim Financial Statements........................................                6

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations..........................................                8

Part II - Other Information

     Item 1.    Legal Proceedings............................................................   Not Applicable

     Item 2.    Changes in Securities........................................................   Not Applicable

     Item 3.    Defaults Upon Senior Securities..............................................   Not Applicable

     Item 4.    Submission of Matters to a Vote of Security-Holders..........................               11

     Item 5.    Other Information............................................................   Not Applicable

     Item 6.    Exhibits and Reports on Form 8-K.............................................               11

Signatures...................................................................................               12

Exhibit Index................................................................................               13

Exhibit 11.1.................................................................................               14


PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                       ENSYS ENVIRONMENTAL PRODUCTS, INC.

                                 BALANCE SHEETS



                                                                            December 31,              June 30,
                                                                                1995                    1996
                                                                                ----                    ----
                                                                                                     (Unaudited)

                                     ASSETS

Current assets:
     Cash and cash equivalents ........................................      $ 4,467,857            $  3,762,550
     Marketable debt investments (cost of
        $7,208,430 at December 31, 1995 and
        $5,398,371 at June 30, 1996 (unaudited)).......................        7,190,840               5,377,777
     Accounts receivable, trade, less allowance
        for doubtful accounts of $96,970 and
        $88,316 at December 31, 1995 and
        June 30, 1996 (unaudited), respectively........................          424,119                 862,278
     Inventory, primarily raw materials................................          761,098               1,160,581
     Prepaids and other current assets.................................          142,273                 120,375
                                                                             -----------             -----------
        Total current assets...........................................       12,986,187              11,283,561
                                                                             -----------             -----------

Equipment, furniture and fixtures:
     Equipment, furniture and fixtures ................................        1,974,831               2,028,617
     Leasehold improvements............................................          310,313                 317,135
                                                                             -----------             -----------
                                                                               2,285,144               2,345,752
     Less accumulated depreciation and
        amortization...................................................        1,480,055               1,668,513
                                                                             -----------             -----------
                                                                                 805,089                 677,239
                                                                             -----------             -----------
Intangible asset, less accumulated amortization
     of $14,167 and $39,167 at December 31, 1995 and
     June 30, 1996 (unaudited), respectively ..........................           35,833                 437,485
Pledged certificates of deposit .......................................          100,000                 100,000
Other assets...........................................................          402,534                 447,202
                                                                             -----------             -----------
                                                                             $14,329,643             $12,945,487
                                                                             ===========             ===========

                           LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable, trade...........................................      $    79,340          $      127,162
     Accrued expenses:
        Salaries and wages.............................................          309,559                 201,103
        Other..........................................................          338,485                 280,536
Current portion of capital lease obligations ..........................           70,930                  55,160
                                                                             -----------             -----------
        Total current liabilities......................................          798,314                 663,961
                                                                             -----------             -----------
Capital lease obligations, less current
     portion ..........................................................           29,389                  11,392
                                                                             -----------             -----------
        Total liabilities..............................................          827,703                 675,353
                                                                             -----------             -----------

Stockholders' equity:
     Common stock, $.01 par value, 25,000,000, shares authorized,  6,018,935 and
        7,153,796 shares issued and outstanding at December 31, 1995
        and June 30, 1996 (unaudited), respectively....................           60,189                  71,839
     Additional paid-in capital........................................       31,028,302              32,271,508
     Treasury stock at cost (24,146 and 30,146 shares
        at December 31, 1995 and June 30, 1996
        (unaudited), respectively).....................................         (117,038)               (126,038)
     Unrealized loss on marketable debt investments....................          (17,590)                (13,557)
     Accumulated deficit...............................................      (17,451,923)            (19,933,618)
                                                                             -----------             -----------
        Net stockholders' equity ......................................       13,501,940              12,270,134
                                                                             -----------             -----------
 Commitments and contingencies
 Total liabilities and stockholders' equity............................      $14,329,643             $12,945,487
                                                                             ===========             ===========


                 See accompanying notes to financial statements.

                       ENSYS ENVIRONMENTAL PRODUCTS, INC.

                            STATEMENTS OF OPERATIONS




                                                    Three Months Ended                 Six Months Ended
                                                         June 30,                          June 30,
                                                   ------------------                     ------------
                                                    1995            1996                1995           1996
                                                    ----            ----                ----           ----
                                                         (Unaudited)                      (Unaudited)


Product and service revenues............          $  967,469     $1,306,916          $1,807,665      $1,911,776
Cost of goods sold......................             374,885        395,854             671,325         788,094
                                                  ----------     ----------          ----------      ----------
        Gross profit....................             592,584        911,062           1,136,340       1,123,682
                                                  ----------     ----------          ----------      ----------

Operating expenses:
     Selling, general and administrative           1,408,441        937,810           2,529,423       1,866,058
     Research and development...........             178,063        178,989             367,690       2,044,793
                                                  ----------     ----------          ----------      ----------
     Total operating expenses ..........           1,586,504      1,116,799           2,897,113       3,910,851
                                                  ----------     ----------          ----------      ----------
        Operating loss..................            (993,920)      (205,737)         (1,760,773)     (2,787,169)
                                                  ----------     ----------          ----------      ----------

Other income (expense):
     Interest and other income..........             185,224        147,901             363,388         310,718
     Interest expense...................             ( 4,539)       ( 2,361)             (9,826)        ( 5,244)
                                                  ----------     ----------          ----------      ----------
        Other income, net...............             180,685        145,540             353,562         305,474
                                                  ----------     ----------          ----------      ----------
        Net loss........................          $ (813,235)    $  (60,197)        $(1,407,211)    $(2,481,695)
                                                  ==========     ==========          ==========      ==========

Net loss per common and common
     equivalent share                             $   (0.14)    $    (0.01)         $     (0.24)    $    (0.38)
                                                  ==========     ==========          ===========     ==========

Weighted average common and
     common equivalent shares
     outstanding........................           5,950,261      7,138,541           5,936,252       6,578,753
                                                  ==========     ==========           =========       =========







                 See accompanying notes to financial statements.

                       ENSYS ENVIRONMENTAL PRODUCTS, INC.

                            STATEMENTS OF CASH FLOWS




                                                                                         Six Months Ended
                                                                                          June 30,
                                                                                      1995             1996
                                                                                      ----             ----
                                                                                           (Unaudited)



Operating activities:
     Net loss     .........................................................          (1,407,211)    $(2,481,695)
     Adjustments to reconcile net loss to net
        cash used by operating activities:
           Common stock issued in connection with product
             line acquisition..............................................               -           1,237,500
           Disposal of capital equipment (gain)/loss.......................               3,320             865
           Translation (gain)/loss.........................................              (1,758)           -
           Change in cash due to exchange rates............................                 439            -
           Depreciation....................................................             204,881         189,899
           Amortization....................................................              11,223          25,000
Changes in operating assets and liabilities:
               Increase in accounts receivable, trade......................            (264,915)       (438,159)
               Increase in inventories.....................................             (41,748)       (399,483)
               (Increase) decrease in prepaids and
                  other current assets.....................................             ( 6,528)         21,898
               Increase in other assets....................................            (689,719)       (471,320)
               Increase (decrease) in accounts payable, trade..............             (89,134)         47,822
               Increase (decrease) in accrued expenses.....................             398,724        (166,405)
                                                                                     ----------      ----------
               Net cash used by operating activities.......................          (1,882,426)     (2,434,078)
                                                                                     ----------      ----------

Investing activities:
     Capital expenditures..................................................            (308,526)        (83,414)
     Proceeds from disposal of capital equipment...........................               1,562          20,500
     Decrease in marketable debt investments...............................           5,858,168       1,817,096
                                                                                     ----------      ----------
     Net cash provided by investing
                  activities...............................................           5,551,204       1,754,182
                                                                                     ----------      ----------

Financing activities:
     Issuances of capital stock:
        Common issued......................................................              42,759          17,356
        Treasury stock repurchased.........................................              (9,480)        ( 9,000)
                                                                                     ----------      ----------
     Common (net of redemptions)...........................................              33,279           8,356
     Principal payments on capital lease obligations.......................             (41,887)        (33,767)
                                                                                       ---------     ----------

               Net cash used by financing activities.......................             ( 8,608)        (25,411)
                                                                                     ----------      ----------
               Increase (decrease) in cash and
                  cash equivalents.........................................           3,660,170        (705,307)
                                                                                     ----------      ----------
Cash and cash equivalents at beginning of period...........................           2,324,433       4,467,857
                                                                                     ----------      ----------
Cash and cash equivalents at end of period.................................          $5,984,603      $3,762,550
                                                                                     ==========      ==========




                 See accompanying notes to financial statements.
                                       5

                       ENSYS ENVIRONMENTAL PRODUCTS, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS


Note 1.  Interim Financial Statements

The accompanying unaudited consolidated financial statements of EnSys Environmental Products, Inc. (the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. In the opinion of management, the accompanying financial statements include all adjustments (of a normal recurring nature) necessary for a fair presentation. The results of operations for the six month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.


Note 2.  Severance Costs

On April 11, 1995 Alan H. Staple resigned as President and Chief Executive Officer and the Board of Directors appointed Grover C. Wrenn as President and Chief Executive Officer of the Company. In connection with Mr. Staple's resignation, the Company entered into a severance and consulting agreement and general release with Mr. Staple effective April 11, 1995. Under the terms of the agreement, the Company was obligated to continue to pay Mr. Staple's salary and certain other benefits for a period of one year from the effective date of the agreement. In addition, Mr. Staple agreed to provide consulting services to the Company for a period commencing on the effective date and ending September 30, 1995 for a consulting fee of $115,000. The Company's Statements of Operations for the quarter and six months ended June 30, 1995 include charges of $362,745 and $493,630, respectively, to cover the anticipated severance costs associated with Mr. Staple's resignation as well as those related to the resignation of Dr. Stephen Friedman on March 31, 1995 from his position as Senior Vice President, Research and Development on March 31, 1995.

On February 29, 1996, Dr. Ian Mackenzie resigned as Managing Director of EnSys (Europe) Limited. The Company had entered into an employment agreement effective October 26, 1993 with Dr. Mackenzie. In connection with his resignation, the Company paid Dr. Mackenzie the equivalent of six months salary and benefits as required by his employment agreement. The Company's Statement of Operations for the six months ended June 30, 1996 includes a charge of $75,000 to cover the severance costs associated with Dr. Mackenzie's resignation.

Note 3. Recent Developments

On March 29, 1996, the Company acquired from Millipore Corporation ("Millipore") certain assets, which consist primarily of inventory, work-in-process, equipment, intellectual property rights, contract rights and customer lists, of Millipore's "EnvirogardTM" product line. In exchange for such assets, the Company paid to Millipore $1,000,000 in cash and issued to Millipore 1,100,000 shares of the Company's common stock, par value $0.01 per share (the "Common Stock"), which represented approximately 15% of the Company's total outstanding shares after the acquisition. The acquisition resulted in an estimated charge of $1,700,000 for acquired research and development.

On July 29, 1996, EnSys and Strategic Diagnostics Inc. ("SDI") announced the signing of a non-binding letter of intent to merge the two companies. Under the merger proposal, common shareholders of SDI would receive 5,780,781 shares of EnSys' common stock, and preferred shareholders of SDI would receive 2,164,577 shares of a new class of EnSys convertible preferred stock. An additional 994,214 shares would be reserved for issuance to holders of SDI warrants and options. Completion of the merger is subject to a number of contingencies, including the negotiation and signing of a definitive agreement, completion of due diligence, and approval by the shareholders of both companies. The transaction, which would be accounted for as a purchase, is expected to close by the end of the year.

SDI, founded in 1990, develops, manufactures, and markets immunoassay-based test kits which serve a wide variety of markets including agriculture and food processing, industrial pollution, medical, and water treatment. In addition to providing such tests in a variety of formats for field and laboratory use, SDI provides antibody and immunoreagent research and development services. Many of SDI's products have been developed in collaboration with large chemical and pharmaceutical firms. In July, 1996, SDI signed a definitive agreement to acquire Ohmicron Corporation, based in Newtown, Pennsylvania, which produces immunoassay tests for pesticide and industrial pollution applications.


Note 4. Intangibles

The intangibles balance includes an estimate of $407,000 attributed to the value of customer and employee bases acquired in the Envirogard product line transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Results of Operations

Revenues. Revenues increased 35% to $1,306,916 in the second quarter of 1996 from $967,469 in the second quarter of 1995. Revenues increased 6% to $1,911,776 for the first six months of 1996 from $1,807,665 for the first six months of 1995. The number of tests sold for the second quarter of 1996 increased 124% over the second quarter of 1995 from approximately 31,800 in the second quarter of 1995 to approximately 71,100 in the second quarter of 1996. The number of tests sold for the first six months of 1996 increased 52% from approximately 61,200 in 1995 to approximately 93,350 in 1996. Growth in test volumes outpaced growth in sales revenues due to the large number of Hydrofluor and Envirogard tests sold in the second quarter of 1996. Hydrofluor and Envirogard tests have similar gross margins but lower selling prices than the Company's other products. The increase in revenues for both the quarter and the six month period was due to sales of the Envirogard products acquired from Millipore Corporation on March 29, 1996.

Gross Profit. Gross profit increased 54% to $911,062 in the second quarter of 1996 from $592,584 in the second quarter of 1995. Gross profit decreased 1% to $1,123,682 for the first six months of 1996 from $1,136,340 for the first six months of 1995. The increase in gross profit for the quarter was due to growth in sales revenues. The decrease in gross profit for the six month period was due to a reserve for slow-moving inventory of $152,349 taken in the first quarter of 1996. Gross profit as a percentage of revenues increased to 70% in the second quarter of 1996 from 61% in the second quarter of 1995. Gross profit as a percentage of revenues decreased to 59% for the first six months of 1996 from 63% for the first six months of 1995. The increase in gross profit as a percentage of revenues for the second quarter of 1996 resulted from economies of scale as a result of higher manufactured volumes and the containment of manufacturing costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 33% to $937,810 in the second quarter of 1996 from $1,408,441 in the second quarter of 1995. Selling, general and administrative expenses decreased 26% to $1,866,058 for the first six months of 1996 from $2,529,423 for the first six months of 1995. Severance related costs in selling, general and administrative expenses were $75,000, $362,745 and $493,630 for the first six months of 1996 and the second quarter and first six months of 1995, respectively. Excluding these charges, selling, general and administrative expenses decreased 10% during the second quarter of 1996 and 12% during the first six months of 1996 from 1995 levels. The lower expense levels in 1996 are primarily due to reductions in management staffing levels and other cost containment efforts.

Research and Development Expenses. Research and development expenses increased 1% to $178,989 in the second quarter of 1996 from $178,063 in the second quarter of 1995. Research and development expenses increased 456% to $2,044,793 for the first six months of 1996 from $367,690 for the first six months of 1995. The increase during the first six months included a charge of $1,700,000 for acquired R&D in connection with the acquisition of the Envirogard product line from Millipore Corporation. Excluding this charge, R&D costs for the first six months actually decreased 6% from their 1995 levels. The decrease in research and development expenses after accounting for the charge for acquired R&D was caused by a reduction in the number of employees during the last nine months of 1995, including the Senior Vice

President of Research and Development. Current research and development efforts are focused on the development of the previously announced one-step test.

Interest and Other Income and Interest Expense. Interest and other income decreased 20% to $147,901 in the second quarter of 1996 from $185,224 in the second quarter of 1995. Interest and other income decreased 14% to $310,718 for the first six months of 1996 from $363,388 for the first six months of 1995. The decrease for the quarter and six months ended June 30, 1996 was primarily due to the Company having less funds to invest. Interest expense decreased 48% to $2,361 in the second quarter of 1996 from $4,539 in the second quarter of 1995. Interest expense decreased 47% to $5,244 for the first six months of 1996 from $9,826 for the first six months of 1995. The decrease for both the quarter and the six month period was primarily attributable to the Company paying down amounts due under lease financing agreements.

Net Loss. The Company's net loss decreased 93% to $60,197 (or $0.01 per share) in the second quarter of 1996 from $813,235 (or $0.14 per share) in the second quarter of 1995. The net loss increased 76% to $2,481,695 (or $0.38 per share) for the first six months of 1996 from $1,407,211 (or $0.24 per share) for the first six months of 1995. The severance, acquired R&D and inventory reserve charges accounted for $1,927,349 (or approximately $0.29 per share) of the net loss during the first six months of 1996. Net of these charges, the net loss decreased 61% to $554,346 (or $0.08 per share). The severance costs discussed above accounted for $362,745 (or approximately $0.06 per share) of the net loss during the second quarter of 1995, and accounted for $493,630 (or approximately $0.08 per share) of the net loss during the six month period ended June 30, 1995.

Recent Developments

On July 29, 1996, EnSys and Strategic Diagnostics Inc. ("SDI") announced the signing of a non-binding letter of intent to merge the two companies. Under the merger proposal, common shareholders of SDI would receive 5,780,781 shares of EnSys' common stock, and preferred shareholders of SDI would receive 2,164,577 shares of a new class of EnSys convertible preferred stock. An additional 994,214 shares would be reserved for issuance to holders of SDI warrants and options. Completion of the merger is subject to a number of contingencies, including the negotiation and signing of a definitive agreement, completion of due diligence, and approval by the shareholders of both companies. The transaction, which would be accounted for as a purchase, is expected to close by the end of the year.

SDI, founded in 1990, develops, manufactures, and markets immunoassay-based test kits which serve a wide variety of markets including agriculture and food processing, industrial pollution, medical, and water treatment. In addition to providing such tests in a variety of formats for field and laboratory use, SDI provides antibody and immunoreagent research and development services. Many of SDI's products have been developed in collaboration with large chemical and pharmaceutical firms. In July, 1996, SDI signed a definitive agreement to acquire Ohmicron Corporation, based in Newtown, Pennsylvania, which produces immunoassay tests for pesticide and industrial pollution applications.

Liquidity and Capital Resources

Working capital which consists principally of cash, cash equivalents and marketable debt investments was $10.6 million at June 30, 1996 compared to $12.2 million at December 31, 1995. Cash, cash equivalents and marketable debt investments which consist primarily of money market accounts and investments in treasury notes and other government backed securities was $9.1 million at June 30, 1996 compared to $11.7 million at December 31, 1995. The decrease in working capital was due primarily to the funding of the net loss, and cash outlays of approximately $1.4 million related to the acquisition of the Envirogard product line from Millipore Corporation.


The Company believes that its available cash will be sufficient to meet its funding needs for at least the next 24 months.

                       ENSYS ENVIRONMENTAL PRODUCTS, INC.

Part II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

        At a duly called annual meeting of stockholders held on May 15, 1996, the stockholders of the Company elected the following persons as Class III directors to the Board of Directors of the Company: Grover C. Wrenn, and John H. Timoney. Mr. Wrenn was approved by the affirmative vote of 6,413,571 shares of Common Stock, 449,743 shares of Common Stock being withheld. Mr. Timoney was approved by the affirmative vote of 6,413,571 shares of Common Stock, 449,743 shares of Common Stock being withheld.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits



            Exhibit 2.1    Asset Purchase Agreement among EnSys Environmental
                           Products, Inc., Millipore Corporation, and ImmunoSystems, Inc.*1*(2.1)

             Exhibit 11.1  Statement re Computation of Earnings Per Share

             Exhibit 11.2  Financial Data Schedule (Included in electronic filing only)

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


August 14, 1996             ENSYS ENVIRONMENTAL PRODUCTS, INC.




                                    \s\ James M. Terrell III
                            Name:   James M. Terrell III
                            Title:    Chief Accounting Officer
                                   (Principal Financial and Accounting Officer)

                       ENSYS ENVIRONMENTAL PRODUCTS, INC.

                                ----------------
                                  EXHIBIT INDEX


Exhibit 2.1   Asset Purchase Agreement among EnSys Environmental Products, Inc.     *1*(2.1)
              Millipore Corporation, and ImmunoSystems, Inc.


Exhibit 11.1  Statement re Computation of Earnings Per Share

Exhibit 11.2  Financial Data Schedule (Included in electronic filing only)



*1* Incorporated by reference to the designated exhibit of the Company's Form 8-K filed on April 12, 1996. This document has been redacted pursuant to a confidentiality request filed on April 12, 1996 under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.