Form 10-Q
period 1996-09-30
ENSYS ENVIRONMENTAL PRODUCTS INC /DE/
filed 1996-11-14
CIK 911649

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended:  September 30, 1996

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

                                   YES    X                                   NO

The number of shares of common stock outstanding as of November 1, 1996 was 7,212,794

                       EnSys Environmental Products, Inc.

                                     INDEX


                                                                             Page No.
Part I - Financial Information

     Item 1.    Financial Statements:

                Balance Sheets as of December 31,
                1995 and September 30, 1996.........................              3

                Statements of Operations for the three months ended
                September 30, 1995 and 1996, and for the nine months
                ended September 30, 1995 and 1996...................              4

                Statements of Cash Flows for the nine months ended
                September 30, 1995 and 1996.........................              5

                Notes to Interim Financial Statements...............              6

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations.................              8

Part II - Other Information

     Item 1.    Legal Proceedings................................... Not Applicable

     Item 2.    Changes in Securities............................... Not Applicable

     Item 3.    Defaults Upon Senior Securities..................... Not Applicable

     Item 4.    Submission of Matters to a Vote of Security-Holders. Not Applicable

     Item 5.    Other Information................................... Not Applicable

     Item 6.    Exhibits and Reports on Form 8-K....................             11

Signatures..........................................................             12

Exhibit Index.......................................................             13

Exhibit 11........................................................             14


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                       ENSYS ENVIRONMENTAL PRODUCTS, INC.

                                 BALANCE SHEETS


                                                                            December 31,            September 30,
                                                                                1995                    1996
                                                                                ----                    ----
                                                                                                     (Unaudited)
                                                       ASSETS
Current assets:
     Cash and cash equivalents ........................................      $ 4,467,857            $  4,217,210
     Marketable debt investments (cost of
        $7,208,430 at December 31, 1995 and
        $5,088,753 at September 30, 1996 (unaudited))..................        7,190,840               5,071,359
     Accounts receivable, trade, less allowance
        for doubtful accounts of $96,970 and
        $79,955 at December 31, 1995 and
        September 30, 1996 (unaudited), respectively...................          424,119                 717,200
     Inventory, primarily raw materials................................          761,098               1,181,981
     Prepaids and other current assets.................................          142,273                  64,607
                                                                             -----------             -----------
        Total current assets...........................................       12,986,187              11,252,357
                                                                             -----------             -----------

Equipment, furniture and fixtures:
     Equipment, furniture and fixtures ................................        1,974,831               2,051,254
     Leasehold improvements............................................          310,313                 317,135
                                                                             -----------             -----------
                                                                               2,285,144               2,368,389
     Less accumulated depreciation and
        amortization...................................................        1,480,055               1,745,967
                                                                             -----------             -----------
                                                                                 805,089                 622,422
                                                                             -----------             -----------
Intangible asset, less accumulated amortization
     of $14,167 and $61,667 at December 31, 1995 and
     September 30, 1996 (unaudited), respectively .....................           35,833                 376,864
Pledged certificates of deposit .......................................          100,000                 100,000
Other assets...........................................................          402,534                 615,889
                                                                             -----------             -----------
                                                                             $14,329,643             $12,967,532
                                                                             ===========             ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable, trade...........................................      $    79,340          $      273,992
     Accrued expenses:
        Salaries and wages.............................................          309,559                 192,876
        Other..........................................................          338,485                 312,928
Current portion of capital lease obligations ..........................           70,930                  48,868
                                                                             -----------             -----------
        Total current liabilities......................................          798,314                 828,664
                                                                             -----------             -----------
Capital lease obligations, less current
     portion ..........................................................           29,389                   -
                                                                             -----------             -----------

        Total liabilities..............................................          827,703                 828,664
                                                                             -----------             -----------

Stockholders' equity:
     Common stock, $.01 par value, 25,000,000,
        shares authorized, 6,018,935 and 7,202,672
        shares issued at December 31, 1995 and
        September 30, 1996 (unaudited), respectively...................           60,189                  72,027
     Additional paid-in capital........................................       31,028,302              32,277,353
     Treasury stock at cost (24,146 and 32,146 shares
        at December 31, 1995 and September 30, 1996
        (unaudited), respectively).....................................         (117,038)               (129,037)
     Unrealized loss on marketable debt investments....................          (17,590)                (17,394)
     Accumulated deficit...............................................      (17,451,923)            (20,064,081)
                                                                             -----------             -----------
        Net stockholders' equity ......................................       13,501,940              12,138,868
                                                                             -----------             -----------
 Commitments and contingencies
 Total liabilities and stockholders' equity............................      $14,329,643             $12,967,532
                                                                             ===========             ===========

                See accompanying notes to financial statements.

                       ENSYS ENVIRONMENTAL PRODUCTS, INC.

                            STATEMENTS OF OPERATIONS



                                                    Three Months Ended                  Nine Months Ended
                                                      September 30,                       September 30,
                                                -----------------------                 -----------------
                                                    1995            1996                1995           1996
                                                    ----            ----                ----           ----
                                                         (Unaudited)                      (Unaudited)
Product and service revenues............          $1,045,069     $1,206,831          $2,852,735      $3,118,607
Cost of goods sold......................             433,336        415,904           1,104,656       1,203,998
                                                  ----------     ----------          ----------      ----------
        Gross profit....................             611,733        790,927           1,748,079       1,914,609
                                                  ----------     ----------          ----------      ----------

Operating expenses:
     Selling, general and administrative           1,613,980        873,914           4,143,396       2,739,972
     Research and development...........             175,604        207,191             543,292       2,251,984
                                                  ----------     ----------          ----------      ----------
     Total operating expenses ..........           1,789,584      1,081,105           4,686,688       4,991,956
                                                  ----------     ----------          ----------      ----------
        Operating loss..................          (1,177,851)      (290,178)         (2,938,609)     (3,077,347)
                                                  ----------     ----------          ----------      ----------

Other income (expense):
     Interest and other income..........             167,465        161,513             530,838         472,231
     Interest expense...................             ( 3,900)       ( 1,798)            (13,726)        ( 7,042)
                                                  ----------     ----------          ----------      ----------
        Other income, net...............             163,565        159,715             517,112         465,189
                                                  ----------     ----------          ----------      ----------
        Net loss........................         $(1,014,286)    $ (130,463)        $(2,421,497)    $(2,612,158)
                                                 ===========     ==========          ==========      ==========

Net loss per common and common
     equivalent share                            $     (0.17)    $    (0.02)        $     (0.41)    $     (0.39)
                                                   ==========     =========          ===========     ==========

Weighted average common and
     common equivalent shares
     outstanding........................           5,982,325      7,164,731           5,949,239       6,775,505
                                                  ==========      =========           =========       =========

                See accompanying notes to financial statements.

                       ENSYS ENVIRONMENTAL PRODUCTS, INC.

                            STATEMENTS OF CASH FLOWS


                                                                                        Nine Months Ended
                                                                                           September 30,
                                                                                      1995             1996
                                                                                      ----             ----
                                                                                          (Unaudited)
Operating activities:
     Net loss     .........................................................         $(2,421,497)    $(2,612,158)
     Adjustments to reconcile net loss to net
        cash used by operating activities:
           Common stock issued in connection with product
             line acquisition..............................................                   -       1,237,500
           Disposal of capital equipment (gain)/loss.......................               6,346          (5,000)
           Translation (gain)/loss.........................................                (980)              -
           Change in cash due to exchange rates............................               1,180               -
           Depreciation....................................................             316,957         265,912
           Amortization....................................................              32,394          47,500
           Changes in operating assets and liabilities:
               Increase in accounts receivable, trade......................            (240,596)       (293,081)
               Increase in inventories.....................................            (303,411)       (420,883)
               Decrease in prepaids and other
                  current assets...........................................              19,603          77,666
               Increase in other assets....................................            (283,603)       (601,886)
               Increase (decrease) in accounts payable, trade..............             (39,380)        194,652
               Increase (decrease) in accrued expenses.....................             461,743        (142,240)
                                                                                     ----------      ----------
               Net cash used by operating activities.......................          (2,451,244)     (2,252,018)
                                                                                     ----------      ----------

Investing activities:
     Capital expenditures..................................................            (342,929)       (103,745)
     Proceeds from disposal of capital equipment...........................               1,562          25,500
     Decrease in marketable debt investments...............................           6,773,396       2,119,677
                                                                                     ----------      ----------
     Net cash provided by investing
                  activities...............................................           6,432,029       2,041,432
                                                                                     ----------      ----------

Financing activities:
     Issuances of capital stock:
        Common issued......................................................              51,537          23,389
        Treasury stock repurchased.........................................             (69,703)        (11,999)
                                                                                     ----------      ----------
     Common (net of redemptions)...........................................             (18,166)         11,390
     Principal payments on capital lease obligations.......................             (59,593)        (51,451)
                                                                                       ---------     ----------

               Net cash used by financing activities.......................             (77,759)        (40,061)
                                                                                     ----------      ----------
               Increase (decrease) in cash and
                  cash equivalents.........................................           3,903,026        (250,647)
                                                                                     ----------      ----------
Cash and cash equivalents at beginning of period...........................           2,324,433       4,467,857
                                                                                     ----------      ----------
Cash and cash equivalents at end of period.................................          $6,227,459      $4,217,210
                                                                                     ==========      ==========


                See accompanying notes to financial statements.

                       ENSYS ENVIRONMENTAL PRODUCTS, INC.

                     NOTES TO INTERIM FINANCIAL STATEMENTS


Note 1.  Interim Financial Statements

The accompanying unaudited consolidated financial statements of EnSys Environmental Products, Inc. (the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. In the opinion of management, the accompanying financial statements include all adjustments (of a normal recurring nature) necessary for a fair presentation. The results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.


Note 2.  Severance Costs

On April 11, 1995 Alan H. Staple resigned as President and Chief Executive Officer and the Board of Directors appointed Grover C. Wrenn as President and Chief Executive Officer of the Company. In connection with Mr. Staple's resignation, the Company entered into a severance and consulting agreement and general release with Mr. Staple effective April 11, 1995. Under the terms of the agreement, the Company was obligated to continue to pay Mr. Staple's salary and certain other benefits for a period of one year from the effective date of the agreement. In addition, Mr. Staple agreed to provide consulting services to the Company for a period commencing on the effective date and ending September 30, 1995 for a consulting fee of $115,000. The Company's Statement of Operations for the nine months ended September 30, 1995 includes charges of $493,630 to cover the anticipated severance costs associated with Mr. Staple's resignation as well as those related to the resignation of Dr. Stephen Friedman on March 31, 1995 from his position as Senior Vice President, Research and Development.

On July 21, 1995 James D. Tegeder resigned as Senior Vice President, Sales and Marketing. In connection with Mr. Tegeder's resignation, the Company entered into a severance agreement and general release with Mr. Tegeder effective July 21, 1995. Under the terms of the agreement, the Company was obligated to continue to pay Mr. Tegeder's salary and certain other benefits for a period of one year from the effective date of the agreement. On August 4, 1995 Ian A.W. Howes resigned as Vice President, Finance and Administration, Secretary and Treasurer. In connection with Mr. Howes' resignation, the Company entered into a severance and general release with Mr. Howes effective August 4, 1995. Under the terms of the agreement, the Company was obligated to continue to pay Mr. Howes' salary and certain other benefits for a period of six months from the effective date of the agreement. The Company's Statements of Operations for the quarter and nine months ended September 30, 1995 include charges of $204,607 to cover the antipated severance costs associated with Mr. Tegeder's and Mr. Howes' resignations.

On February 29, 1996, Dr. Ian Mackenzie resigned as Managing Director of EnSys (Europe) Limited. The Company had entered into an employment agreement effective October 26, 1993 with Dr. Mackenzie. In connection with his resignation, the Company paid Dr. Mackenzie the equivalent of six months salary and benefits as required by his employment agreement. The Company's Statement of Operations for the nine months ended September 30, 1996 includes a charge of $75,000 to cover the severance costs associated with Dr. Mackenzie's resignation.

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

On October 11, 1996, EnSys and Strategic Diagnostics Inc. ("SDI") announced the signing of a definitive agreement to merge the two companies which was approved by both boards. The two companies had announced a non-binding letter of intent to combine on July 29, 1996. The merger, which will be submitted for approval by the shareholders of both companies and is subject to various closing conditions, is expected to be completed by year-end or shortly thereafter. Under the terms of the agreement, common shareholders of SDI would receive 5,780,207 shares of EnSys' common stock, and preferred shareholders of SDI would receive 2,164,362 shares of a new class of EnSys convertible preferred stock. An additional 991,301 shares would be reserved for issuance to holders of SDI warrants and options. The transaction will be accounted for as a purchase.

SDI, founded in 1990, develops, manufactures, and markets immunoassay-based test kits which serve a wide variety of markets including agriculture and food processing, industrial pollution, medical, and water treatment. In addition to providing such tests in a variety of formats for field and laboratory use, SDI provides antibody and immunoreagent research and development services. Many of SDI's products have been developed in collaboration with large chemical and pharmaceutical firms. In August, 1996, SDI acquired Ohmicron Corporation, based in Newtown, Pennsylvania, which produced immunoassay tests for pesticide and industrial pollution applications.

SDI and EnSys have entered into an operating agreement, effective until the completion of the merger, in which SDI has granted to EnSys a non-exclusive license to market and sell certain of SDI's immunoassay-based products throughout the world. EnSys will pay to SDI a one-time license fee of $300,000 plus royalty fees of 15 percent of the net revenues from the sale of the licensed products in excess of $2 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues. Revenues increased 15% to $1,206,831 in the third quarter of 1996 from $1,045,069 in the third quarter of 1995. Revenues increased 9% to $3,118,607 for the first nine months of 1996 from $2,852,735 for the first nine months of 1995. The number of tests sold for the third quarter of 1996 increased 99% over the third quarter of 1995 from approximately 33,900 in the third quarter of 1995 to approximately 67,400 in the third quarter of 1996. The number of tests sold for the first nine months of 1996 increased 63% from approximately 98,400 in 1995 to approximately 160,700 in 1996. Growth in test volumes outpaced growth in sales revenues due to the large number of Hydrofluor and Envirogard tests sold in the third quarter of 1996. Hydrofluor and Envirogard tests have similar gross margins but lower selling prices than the Company's other products. The increase in revenues for both the quarter and the nine month period was due to sales of the Envirogard products acquired from Millipore Corporation on March 29, 1996.

Gross Profit. Gross profit increased 29% to $790,927 in the third quarter of 1996 from $611,733 in the third quarter of 1995. Gross profit increased 10% to $1,914,609 for the first nine months of 1996 from $1,748,079 for the first nine months of 1995. The increase in gross profit for the quarter and nine months was due to growth in sales revenues and the containment of manufacturing costs. Gross profit as a percentage of revenues increased to 66% in the third quarter of 1996 from 59% in the third quarter of 1995. Gross profit as a percentage of revenues was 61% for the first nine months of 1996, consistent with the same period in 1995. Net of a $152,349 reserve for slow-moving inventory booked in the first quarter of 1996, gross profit as a percentage of revenues increased to 66% for the first nine months of 1996, a 5% increase over the same period in 1995. The increase in gross profit as a percentage of revenues for the third quarter of 1996 resulted from economies of scale as a result of higher manufactured volumes and the containment of manufacturing costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 46% to $873,914 in the third quarter of 1996 from $1,613,980 in the third quarter of 1995. Selling, general and administrative expenses decreased 34% to $2,739,972 for the first nine months of 1996 from $4,143,396 for the first nine months of 1995. Severance and other nonrecurring charges in selling, general and administrative expenses were $75,000, $626,704 and $1,120,325 for the first nine months of 1996 and the third quarter and first nine months of 1995, respectively. Excluding these charges, selling, general and administrative expenses decreased 11% during the third quarter of 1996 and 12% during the first nine months of 1996 from 1995 levels. The lower expense levels in 1996 are primarily due to reductions in management staffing levels and other cost containment efforts.

Research and Development Expenses. Research and development expenses increased 18% to $207,191 in the third quarter of 1996 from $175,604 in the third quarter of 1995. Research and development expenses increased 315% to $2,251,984 for the first nine months of 1996 from $543,292 for the first nine months of 1995. The increase during the first nine months included a charge of $1,700,000 for acquired R&D in connection with the acquisition of the Envirogard product line from Millipore Corporation. Excluding this charge, R&D costs for the first nine months increased 2% from their 1995 levels. The increase in research and development expenses after accounting for the charge for acquired R&D was caused by recent increases in spending related to the development of the previously announced one-step test.

Interest and Other Income and Interest Expense. Interest and other income decreased 4% to $161,513 in the third quarter of 1996 from $167,465 in the third quarter of 1995. Interest and other income decreased 11% to $472,231 for the first nine months of 1996 from $530,838 for the first nine months of 1995. The decrease for the quarter and nine months ended September 30, 1996 was primarily due to the Company having less funds to invest. Interest expense decreased 54% to $1,798 in the third quarter of 1996 from $3,900 in the third quarter of 1995. Interest expense decreased 49% to $7,042 for the first nine months of 1996 from $13,726 for the first nine months of 1995. The decrease for both the quarter and the nine month period was primarily attributable to the Company paying down amounts due under lease financing agreements.

Net Loss. The Company's net loss decreased 87% to $130,463 (or $0.02 per share) in the third quarter of 1996 from $1,014,286 (or $0.17 per share) in the third quarter of 1995. The net loss increased 8% to $2,612,158 (or $0.39 per share) for the first nine months of 1996 from $2,421,497 (or $0.41 per share) for the first nine months of 1995. The severance, acquired R&D and inventory reserve charges accounted for $1,927,349 (or approximately $0.28 per share) of the net loss during the first nine months of 1996. Net of these charges, the net loss decreased 72% to $684,809 (or $0.10 per share). The severance and other nonrecurring costs discussed above accounted for $626,704 (or approximately $0.10 per share) of the net loss during the third quarter of 1995, and accounted for $1,120,325 (or approximately $0.19 per share) of the net loss during the nine month period ended September 30, 1995.

Recent Developments

On October 11, 1996, EnSys and Strategic Diagnostics Inc. ("SDI") announced the signing of a definitive agreement to merge the two companies which was approved by both boards. The two companies had announced a non-binding letter of intent to combine on July 29, 1996. The merger, which will be submitted for approval by the shareholders of both companies and is subject to various closing conditions, is expected to be completed by year-end or shortly thereafter. Under the terms of the agreement, common shareholders of SDI would receive 5,780,207 shares of EnSys' common stock, and preferred shareholders of SDI would receive 2,164,362 shares of a new class of EnSys convertible preferred stock. An additional 991,301 shares would be reserved for issuance to holders of SDI warrants and options. The transaction will be accounted for as a purchase.

SDI, founded in 1990, develops, manufactures, and markets immunoassay-based test kits which serve a wide variety of markets including agriculture and food processing, industrial pollution, medical, and water treatment. In addition to providing such tests in a variety of formats for field and laboratory use, SDI provides antibody and immunoreagent research and development services. Many of SDI's products have been developed in collaboration with large chemical and pharmaceutical firms. In August, 1996, SDI acquired Ohmicron Corporation, based in Newtown, Pennsylvania, which produced immunoassay tests for pesticide and industrial pollution applications.

SDI and EnSys also have entered into an operating agreement, effective until the completion of the merger, in which SDI has granted to EnSys a non-exclusive license to market and sell certain of SDI's immunoassay-based products throughout the world. EnSys will pay to SDI a one-time license fee of $300,000 plus royalty fees of 15 percent of the net revenues from the sale of the licensed products in excess of $2 million.

Liquidity and Capital Resources

Working capital which consists principally of cash, cash equivalents and marketable debt investments was $10.4 million at September 30, 1996 compared to $12.2 million at December 31, 1995. Cash, cash equivalents and marketable debt investments which consist primarily of money market accounts and investments in treasury notes and other government backed securities was $9.3 million at September 30, 1996 compared to $11.7 million at December 31, 1995. The decrease in working capital was due primarily to the funding of the net loss and cash outlays of approximately $1.4 million related to the acquisition of the Envirogard product line from Millipore Corporation.

The Company believes that its available cash will be sufficient to meet its funding needs for at least the next 24 months.

                       ENSYS ENVIRONMENTAL PRODUCTS, INC.

Part II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit 2.1 Agreement and Plan of Merger dated October 11, 1996 among EnSys Environmental Products, Inc. and Strategic Diagnostics Inc.

                  Exhibit 11       Statement re Computation of Earnings Per
                                   Share

                  Exhibit 27 Financial Data Schedule (Included in electronic filing only)

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed by the registrant during the quarter covered by this report.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 14, 1996                           ENSYS ENVIRONMENTAL PRODUCTS, INC.




                                                 \s\ James M. Terrell III
                                                    ---------------------------
                                             By:     James M. Terrell III
                                             Title:  Chief Accounting Officer
                                                     (Principal Financial and
                                                     Accounting Officer)

                       ENSYS ENVIRONMENTAL PRODUCTS, INC.

                                ----------------
                                 EXHIBIT INDEX
                                ----------------

Exhibit 2.1 Agreement and Plan of Merger dated October 11, 1996 among EnSys Environmental Products, Inc. and Strategic Diagnostics Inc. (Included in electronic filing only)

Exhibit 11       Statement re Computation of Earnings Per Share

Exhibit 27       Financial Data Schedule