Form 10-K
period 1996-12-31
STRATEGIC DIAGNOSTICS INC/DE/
filed 1997-04-14
CIK 911649

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                 ____________________

                                      FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                        For the Fiscal Year Ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                     For the Transition Period From _________ to _________

                                Commission File Number 0-68440

                                   STRATEGIC DIAGNOSTICS INC.
                      (Exact name of Registrant as specified in its charter)
                                      ____________________

                   Delaware                                56-1581761
           (State or other jurisdiction of              (I.R.S. employer
           incorporation or organization)               identification no.)
                128 Sandy Drive
                Newark, Delaware                             19713
      (Address of principal executive offices)             (Zip Code)

        Registrant's telephone number, including area code:  (302) 456-6789
                                       ____________________

         Securities registered pursuant to Section 12(b) of the Act:  None

            Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                 (Title of class)

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No __

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant was $14,629,871 as of March 31, 1997.

    On March 31, 1997 the Registrant had outstanding 13,057,672 shares of Common Stock, $.01 par value.

                        DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive proxy statement (the "Definitive Proxy Statement") to be filed with the Securities and Exchange Commission relative to the Company's 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                                TABLE OF CONTENTS

Item                                                                 Page
----                                                                 ----

PART I.................................................................1
     ITEM 1.   BUSINESS................................................1
           Overview....................................................1
           General Development of Business.............................1
           Immunoassay Technology......................................4
           Markets and Products........................................6
           Sales and Marketing Strategy...............................11
           Regulatory Approvals.......................................12
           Manufacturing..............................................14
           Research and Development...................................15
           Proprietary Technology and Patents.........................16
           Competition................................................18
           Employees..................................................18
     ITEM 2.   PROPERTIES.............................................19
     ITEM 3.   LEGAL PROCEEDINGS......................................19
     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ...........................................................19
     ITEM 4(a).EXECUTIVE OFFICERS OF THE REGISTRANT...................20

PART II...............................................................22
     ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS..................................22
     ITEM  6.  SELECTED CONSOLIDATED FINANCIAL DATA...................23
     ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS .................23
     ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ...........28
     ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE..................29

PART III..............................................................30
     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.........30
     ITEM  11. EXECUTIVE COMPENSATION.................................30
     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT.......................................30
     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
               .......................................................30

PART IV...............................................................31
     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                FORM 8-K..............................................31

                                 PART I

ITEM 1.   BUSINESS

Overview

    Strategic Diagnostics Inc. (the "Company") develops, manufactures, and markets immunoassay-based test kits for rapid and inexpensive detection of a wide variety of substances in three primary market segments: water quality, industrial testing, and agricultural. The Company is a leader in the field of immunoassay research, development and manufacturing and develops products in markets where the attributes of immunoassay technology (i.e., speed, ease-of-use, low cost-per-test, quantitation, and flexibility) meet specific customer needs. The substances detected by the Company's test kits include chemicals used to treat drinking water, proprietary chemicals used in industrial processes, environmental contaminants, pesticides, genetically engineered traits in plants, and diseases of commercial crops.

    The Company's kits for the detection of pesticides and environmental contaminants (D TECH-Registered Trademark-, EnviroGard-TM-, EnSys RISc-TM-and RaPID Assay-Registered Trademark-), are well recognized in the immunoassay field testing market. The Company sells its environmental products in the U.S. through its direct sales force and through distributors in Europe and the rest of the world. The Company's one-step strip tests hold a leading position in the emerging market of genetically engineered crop testing. In addition to products serving the three primary market segments, the Company also manufactures and sells Macra-Registered Trademark- Lp(a), an immunoassay test kit for medical applications, which is a leading method for measuring lipoprotein(a) in human serum.

    In addition to developing, manufacturing and marketing immunoassay test kits, the Company provides fully integrated monoclonal antibody development and production, as well as large scale manufacturing services, to pharmaceutical and medical diagnostic companies through its wholly-owned subsidiary, TSD BioServices, Inc.

General Development of Business

Developments in 1996

    Prior to December 30, 1996, the Company was named EnSys Environmental Products, Inc. ("EnSys"). On December 30, 1996, EnSys merged with a privately held company, Strategic Diagnostics Inc. ("SDI"), with EnSys being the surviving entity, but changing its name to Strategic Diagnostics Inc.

    On March 29, 1996, EnSys acquired from Millipore Corporation
("Millipore") certain assets which consisted primarily of inventory, work-in-progress, equipment, intellectual property rights, contract rights and customer lists, of Millipore's EnviroGard-TM- product line. In exchange for such assets, EnSys paid to

Millipore $1,000,000 in cash and issued to Millipore 1,100,000 shares of EnSys Common Stock, which represented approximately 15% of the outstanding Common Stock of EnSys after the acquisition. The EnviroGard-TM- product line consists of immunoassay-based test systems used in the detection of environmental contaminants and pesticide residues.

    On August 30, 1996, SDI acquired all of the stock of Ohmicron Corporation and its subsidiaries ("Ohmicron"), excluding Ohmicron Medical Diagnostics, Inc. which was spun-off to its stockholders prior to the acquisition date. Ohmicron stockholders received common stock of SDI representing approximately 26% of the fully diluted equity of SDI (as defined in the Ohmicron acquisition agreement) as of June 30, 1996. Ohmicron developed, manufactured and marketed immunoassay-based products which measure contaminants in water, soil and food and employ magnetic particle immunoassay technology for precise determination of very low concentrations of contaminants.

    The rationale employed by both SDI and EnSys regarding market consolidation led to the merger of the two companies on December 30, 1996. SDI merged into EnSys and the name of the surviving corporation was changed to Strategic Diagnostics Inc. Grover C. Wrenn, Chief Executive Officer of EnSys prior to the merger, was named Chairman of the Board of Directors of the Company, and Richard C. Birkmeyer, President and Chief Executive Officer of SDI prior to the merger, and the other principal executive officers of SDI, retained their respective roles in the Company. The EnSys facility in North Carolina was closed and operations were moved to the SDI facilities in Newark, Delaware, and Newtown, Pennsylvania.

    The Company believes that its competitiveness will be enhanced by virtue of its larger size, broader product line and the achievement of operational economies of scale. The Company believes that the expansion of its industrial testing product line resulting from its consolidation activities significantly enhances its ability to provide customers with the most appropriate test for each specific application. The Company believes that its products in the water quality, industrial testing and agricultural markets are unique and fill a potentially large, unmet need. The Company also believes that the products and technology currently being developed have broad application in diverse markets.

    The Company believes that its established product base, quality manufacturing expertise, experienced sales and marketing organization, established network of distributors, corporate partner relationships, and proven research and development expertise are critical elements of its potential for future success.

Developments Prior to 1996

    SDI was founded to develop and commercialize rapid, field-portable immunoassay tests primarily for non-medical diagnostic testing applications in water quality, industrial testing and agricultural markets. SDI's core expertise was research, development and manufacturing of immunoassays, including immunogen and antibody development (especially monoclonal antibodies), immunoreagent development, assay development and manufacturing.

    SDI's founders initiated commercial operations in 1990 with a contract from a corporate partner to develop and manufacture a rapid field test to detect corrosion causing sulfate-reducing bacteria. The sale and marketing of the resulting product, RapidChek-Registered Trademark- SRB, was the responsibility of the corporate partner, Conoco Specialty Products, Inc.

    The initial corporate partnering agreement is illustrative of one of the strategies SDI used to grow its business. Corporate partners who had identified a market opportunity provided funding to SDI to develop and manufacture immunoassay products to meet the identified market need. Most of the corporate partner agreements were written so that SDI retained the right, or had a right of first refusal, to manufacture the finished product, and the technology developed during the course of the project was co-owned by SDI and its partner. In this way, SDI developed proprietary core technology and built a manufacturing base of commercial products. This strategy has proven an effective way for the Company to identify new market areas, to enhance its product pipeline and to provide funding for research and development. The Company plans to continue this partnering strategy for the foreseeable future.

    Another key strategy that SDI used to develop its business was the formation in 1991 of TSD BioServices, a joint venture between SDI and a subsidiary of Taconic Farms, Inc. ("Taconic Farms") of Germantown, NY. Taconic Farms is a privately held company whose business is the production and sale of mice and rats, primarily to the research community. The mission of TSD BioServices was to supply antibodies, especially monoclonal antibodies, immunochemical reagents and related services to medical diagnostic and pharmaceutical companies, as well as the research community.

    The TSD BioServices business provided SDI with a critical mass of technology related to the development and production of antibodies with which to support its own product development activities. Late in 1996, in order to consolidate and streamline activities associated with the TSD BioServices business, Taconic Farms and SDI dissolved the original joint venture between the two companies and SDI established TSD BioServices, Inc. ("TSD") as a wholly-owned subsidiary. Taconic Farms is the exclusive supplier of mice for TSD production contracts.

    Another key factor in the growth of SDI occurred in 1992, when SDI entered into a research, development and manufacturing agreement with EM Industries, Inc. ("EM Industries") an affiliate of Merck KGaA, Darmstadt, Germany. This collaboration produced the D TECH-Registered Trademark- product line for rapid detection of priority pollutants in the field. EM Science, Inc., a subsidiary of EM Industries, sold and marketed the D TECH-Registered Trademark- product directly to the U.S. market through a dedicated sales force of approximately 6 full time individuals. During 1996, sales through EM Industries accounted for 11% of the Company's revenues. Late in 1996, in order to facilitate and enhance the marketing of the D TECH-Registered Trademark- product line, SDI and EM Industries restructured their corporate partnering arrangement such that the Company now markets and sells the D TECH-Registered Trademark- product line. EM Industries received certain royalty rights and shares of stock in the Company and is represented on the Company's Board of Directors.

Immunoassay Technology

    An immunoassay is an analytical test which uses antibodies to detect the presence of a target compound in a complex sample matrix with high degrees of precision and accuracy.

    The technology was first developed more than 25 years ago and has replaced many laboratory diagnostic tests in the medical industry. The pace in which immunoassays have been adopted in the medical arena has been driven in large part by three factors: (1) a demand for analyses which were otherwise unavailable through conventional methods; (2) a desire for analytical methods which could yield results more quickly than conventional methods; and (3) a need for more specific and accurate data. Currently, immunoassays are used extensively in the medical arena to detect drugs of abuse, therapeutic drugs, steroid and thyroid hormones, and microorganisms like those causing hepatitis and AIDS. One well-known application of immunoassay technology is the home pregnancy test kit. This test illustrates many of the benefits of immunoassay technology, namely, it provides an inexpensive, rapid, accurate result in an easy to use format that can be used in the privacy of one's own home.

    The Company has applied immunoassay technology to a variety of industrial and agricultural applications. As with medical applications, immunoassay technology has demonstrated its value in these markets by virtue of its ability to yield specific, accurate, cost-effective and timely data in a manner previously unavailable.

    The major attributes of immunoassay technology can be summarized as follows:

Sensitivity:  Immunoassays can measure extremely low concentrations of compounds (routinely as low as parts per billion; i.e., one millionth of one gram in a liter of liquid).

Specificity:  Immunoassays can measure one specific compound out of a chemical "soup," reducing the need for sample preparation.

Speed: Total time to obtain a test result ranges from 1 minute to several hours as compared to several days to several weeks with many competing laboratory testing methods.

Cost: Price per test for immunoassays range from $1 to $50; price per test for similar laboratory testing can range from $5 to $1,000.

Accuracy:     Immunoassays are typically as or more accurate than their
              laboratory counterparts.

Flexibility:  Immunoassays can be developed in a wide variety of test formats, including multiple sample laboratory-based tests, disposable, single-use units, and large automated instruments. They can be designed for use by non-technical persons on-site under a variety of field conditions for testing of diverse sample types.

    Once an antibody reagent that has the desired performance characteristics (sensitivity and specificity) has been identified, it must be incorporated into a test format which is appropriate for the customer's application. In the human clinical chemistry market, antibodies are employed as reagents on large, automated instruments that can analyze hundreds of samples per hour. In contrast, antibodies can also be packaged into single use, disposable formats. Immunoassays can be designed to be highly quantitative or yield a simple yes/no result. The type of test format chosen for any given application depends on the needs of the customer and may include factors such as ease-of-use, cost per test, number of samples to be tested, the location the test will be performed and experience of the user.

    The Company has expertise and proprietary technology surrounding the development and manufacture of primarily five immunoassay formats: latex filtration, magnetic particle, one-step strip tests, coated-tube and microtiter plate. Latex filtration assays offer ease-of-use, field portability and semi-quantitative results and are ideally suited for on-site, field screening applications where limited numbers of samples are to be analyzed.

    Magnetic particle assays have a greater number of steps and require more technical expertise to execute than latex filtration assays, but are more suited to processing a larger number of samples at a single time, can be highly quantitative, and are relatively inexpensive on a cost-per-test basis. These characteristics make magnetic particle immunoassays effective measurement tools in both laboratory and certain field applications, especially where highly precise results are required.

    Lateral flow immunoassay strips, often referred to as one-step tests, require only that the user apply a prepared sample to the test strip to obtain the test result--much like pH or Litmus paper tests. The low cost and simplicity of these tests make them ideally suited for a wide range of applications in many different markets. The current state-of-the-art of lateral flow immunoassays is such that the results obtained using these tests are qualitative, not quantitative, which imposes limits on the applicability of the format.

    Coated-tube immunoassays are well suited for analyzing relatively large numbers of samples in the field, yield a semi-quantitative result and are intermediate in their ease-of-use and cost-per-test.

    Microtiter plate assays are well established in the medical diagnostic industry and offer many of the advantages of magnetic particle assays, including quantitative results and the capacity to analyze large numbers of samples at a relatively low cost-per-test. Special laboratory equipment, relatively high levels of technical training, and a time-to-result measured in hours limits this test format to laboratory applications.

    All measurement technologies, including immunoassays, have strengths and limitations. The Company's expertise with multiple immunoassay formats, coupled with a thorough understanding of the needs of a market and specific customer applications, has allowed the Company to develop a diverse array of immunoassay products to meet the analytical needs of multiple, sizable markets.

Markets and Products

    The Company sells products in the water quality, industrial testing and agricultural market segments through its direct sales force in the United States, through a network of over 40 distributors in North America, Europe and Asia, and through its corporate partners.

    Product revenues in the industrial testing market segment were 29% of total product revenue in 1994, 32% of total product revenue in 1995, and 26% of total product revenue in 1996.

    Product revenues in the agricultural market segment were 4% of total product revenue in 1994, 22% of total product revenue in 1995, and 30% of total product revenue in 1996.

    Product revenues in other markets (primarily attributable to sales of Macra-Registered Trademark- Lp(a) test kits) were 67% of total product revenue in 1994, 45% of total product revenue in 1995, and 27% of total product revenue in 1996.

    Water Quality

    The Company believes that all of its products sold in this market provide high value testing solutions to fill largely unserviced analytical needs in this critical and highly regulated industry. The Company markets established products such as those for the detection of pesticides, as well as emerging products for the detection of pathogenic microorganisms and toxic chemicals resulting from chlorine disinfection of drinking water. Also included in this market segment are products currently under development for the detection of water treatment polymers used to clarify water and prevent scale formation.

    Water Treatment Polymers. The water treatment market encompasses both industrial and municipal water treatment systems. Water treatment chemicals, typically polymers, are critical to preparing finished drinking water in municipal settings and to controlling water quality in industrial settings. Competition between water treatment chemical manufacturers is intense and new chemicals have evolved to the point that some of the more effective chemicals are quite expensive. Cost effective use of these chemicals requires careful control of polymer concentrations throughout the system in which they are being employed. Certain of these polymers are toxic and occasionally have been implicated in fish kills when industrial effluents have been discharged to natural bodies of water. As a result, there may be increased regulatory pressure to measure the amount of chemicals being discharged into surface waters.

    The Company, working in collaboration with its corporate partners, has developed highly sensitive and accurate immunoassays for the detection of a number of water treatment polymers. These immunoassays have been field tested and have been demonstrated to be a reliable and cost-effective way to measure water treatment polymers in samples from municipal water supplies, boilers, cooling towers, and other process and raw water sources. Some specific applications are: (i) measuring concentrations of chemicals to allow more efficacious use of costly compounds, (ii) detecting the presence of particular compounds in effluent discharge in order to gauge regulatory compliance, and (iii) monitoring processes to prevent fouling of highly expensive systems (like reverse osmosis) by excess polymer. The Company is currently commercializing multiple tests in this area. To date, the Company has not derived significant revenues from this product line.

    Cryptosporidium and Giardia. During 1994, EnSys entered into an exclusive five year license agreement, under which it would manufacture and sell Hydrofluor-TM-, an EPA-accepted immunoassay-based method for detecting the pathogenic protozoa Cryptosporidium and Giardia in water. According to the EPA, Cryptosporidium and Giardia cause more outbreaks of disease than any other water-born pathogens. The Hydrofluor-Combo-TM- test kit is the American Society for Testing and Materials ("ASTM") standard method for detection of these pathogenic protozoa and has been designated as the method for use in complying with the EPA's Information Collection Rule to establish the extent of contamination in the nation's drinking water.

    Total Trihalomethanes. Trihalomethanes are regulated, toxic by-products which result from chlorine disinfection of drinking water. The Company's test is a non-immunoassay-based test for the detection of total trihalomethanes ("TTHMs"). This recently introduced, inexpensive test detects TTHMs at levels much lower than EPA regulated levels, and correlates well with standard EPA laboratory methods. The EPA is currently reviewing the Company's TTHM method for use in drinking water compliance testing.

    RaPID Assay-Registered Trademark- and EnviroGard-TM-. The RaPID Assay-Registered Trademark- and EnviroGardTM pesticide test kits are being used by water quality researchers, resource managers, regulators and drinking water system operators for surface and groundwater monitoring, drinking water source and supply management, and chemical fate and transport studies. Users of the Company's water quality pesticide products include federal agencies, such as the U.S. Geological Survey and Department of Agriculture, state environmental and health departments, drinking water utilities, and environmental engineering companies.

    Industrial Testing

    The industrial testing market segment is comprised of immunoassays for pesticides, pollutants, proprietary chemicals and industrial markers. Products in this market are developed and marketed in collaboration with the Company's corporate partners.

    Proprietary Chemicals. The proprietary chemical market segment includes tests, commissioned by chemical manufacturers, that specifically measure the particular compound of interest. In the chemical market segment the benefits of immunoassay testing have led to three key applications: (1) regulatory registration, in which immunoassay data is generated to support the registration of a product with the EPA; (2) detection, to determine whether a target compound is present in a complex matrix; and (3) monitoring, in which tests are performed to determine chemical concentrations for control purposes.

    The application of immunoassay technology in conjunction with regulatory registration is significant because of the requirement that large scale chemical manufacturers register their chemicals under the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA") with the EPA. As part of this registration process, manufacturers must provide extensive data for both registration and post-registration analyses regarding toxicity and environmental impact. For many new compounds, certain aspects of this analysis require sensitivity which instrument-based testing cannot achieve. For others, no classical analytical methods are available to measure the compound. In either case, the EPA requires the manufacturer to supply a method to monitor the compound in the environment. The Company is currently commercializing four tests in this area and agreements are in place for the development of seven additional tests.

    Industrial Markers. The Company is collaborating with a corporate partner in this market segment, which consists of test kits that detect marked products. The product marking technology is based on the incorporation of trace levels of inert chemicals or markers into solid or liquid products or on the surface of the products. The use of these markers, in conjunction with immunoassay techniques for marker detection, allows for the covert marking and testing of nearly any product. This technology can help prevent revenue loss due to counterfeiting and product diversion, limit a manufacturer's exposure to unwarranted product liability, and enhance process efficiency and product quality assurance.

    Pollutants. Analysis of soil, water and waste samples to determine the presence of hazardous chemicals has become increasingly important in connection with the environmental remediation and environmental monitoring activities. These activities are largely the result of environmental legislation such as the Resource Conservation and Recovery Act ("RCRA"), the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), Toxic Substances Control Act, ("TSCA"), the Safe Drinking Water Act ("SDWA") and the Federal Water Pollution Control Act (the "Clean Water Act"). It is estimated that environmental testing is provided by approximately 1,200 commercial environmental testing laboratories, as well as "in-house" laboratories at industrial and disposal facilities. Market research reports estimate that commercial environmental testing laboratories accounted for approximately one half of all environmental tests performed and had revenues exceeding $1.1 billion in 1995.

    Environmental remediation activities require a substantial amount of testing in connection with the clean-up of contaminated sites. After initial characterization of toxic chemicals at a site, substantial testing typically is required to complete an assessment of the site to determine the extent and location of contamination and the appropriate remediation plan. Upon the commencement of the remediation project, additional testing is necessary to determine the effectiveness of the remediation measures. In addition, ongoing testing to monitor soil and groundwater is often required after completion of the remediation activities. The contaminants of primary concern for remediation activities include petroleum fuel products, polyaromatic hydrocarbons ("PAH"s), polychlorinated biphenyls ("PCB"s), benzene, certain metals and chlorinated solvents.

    Environmental monitoring activities under SDWA and the National Pollution Discharge Elimination System ("NPDES") regulations under the Clean Water Act require periodic testing for various hazardous chemicals. The nation's approximately 58,000 drinking water systems test for contaminants such as metals, benzene, other volatile organic compounds and microbiological contamination. Approximately 6,400 major industrial and municipal waste water treatment facilities monitor and test waste water for contaminants such as chlorinated solvents, metals and volatile organic compounds. Hazardous waste handling and disposal companies carry out large volumes of analytical work, including pre-acceptance testing to determine the suitability of waste streams for disposal and routine testing of incoming shipments. In addition, the ongoing management of chemicals in the petrochemical and pesticide industries results in the need to test samples at many points in the production, use and disposal cycle. Electrical utilities have on-going analytical needs pertaining to disposal of PCB containing materials.

    Pesticide Residues. The entrance of pesticides into the water supply as a result of agricultural and residential runoff continues to be a problem requiring analytical testing. In areas of substantial agricultural activity, drinking water is tested for several pesticides in order to ensure compliance with Federal regulations. Imported grains, fruits and vegetables are tested for the presence of pesticide residues prior to use in the U.S. In addition, pesticide residues in crops call for extensive testing at the time of pesticide registration or reregistration under FIFRA. In spite of their banned status, pesticides such as DDT and chlordane still persist in soil at sites where they were stored or distributed. The clean-up of these sites requires the use of specific analytical methods of pesticide detection.

    Pollutant Test Products. The Company sells four different format immunoassays for detection of environmental pollutants, latex filtration tests (D TECH-Registered Trademark-), coated-tube tests (EnSys RIScTM and EnviroGardTM), magnetic particle tests (RaPID Assay-Registered Trademark-) and microtiter plate tests (EnviroGardTM). Each of the four different test formats have performance characteristics that make them more or less suited for a particular customer application. The Company positions the sale of its environmental products so as to provide the customer with the best product for their specific application.

    The D TECH-Registered Trademark- and EnSys RIScTM tests do not require refrigeration which make them ideally suited for on-site, field applications. All of the environmental test kits include components for the extraction of target analytes from the sample and subsequent analysis. Sample preparation time is typically less than five minutes per sample. All of the Company's test kits are capable of analyzing at least ten samples per hour and some allow analysis of as many as forty samples per hour. Generally, less than four hours of training is required before an operator can effectively use the tests.

    D TECH.-Registered Trademark- The D TECH-Registered Trademark- tests are a latex filtration immunoassy format and provide for rapid, easy to use, on-site, field screening analysis of soil and water samples containing EPA Priority Pollutants like PCBs, PAHs, trinitrotoluene ("TNT"), benzene, toluene, ethylbenzene and xylene (collectively, "BTEX") and others. D TECH-Registered Trademark- is very simple to use, requires little or no user training, yields a semi-quantitative result and is ideally suited for true field applications where limited numbers of samples are to be analyzed at one time.

    RaPID Assay-Registered Trademark-. The RaPID Assay-Registered Trademark-magnetic particle immunoassay product line currently contains kits and accessories for detection of 21 different pesticides (herbicides, insecticides and fungicides), and 6 toxic organic compounds. The magnetic particle test format is ideally suited for applications requiring highly precise determination of contaminant concentrations. Like the Company's other immunoassay tests, RaPID Assay-Registered Trademark- is fast and easy to perform, but not as field-portable. RaPID Assay-Registered Trademark-pesticide test kits are used for quantitation of pesticides in water, soil and food. RaPID Assay-Registered Trademark- test kits for toxic organic chemicals are used for measuring contaminant concentrations in both water and soil.

    EnviroGardTM and EnSys RIScTM. Like D TECH-Registered Trademark- and RaPID Assay-Registered Trademark- these coated-tube and microtiter plate format testing products detect some of the most commonly encountered toxic chemicals found in soil, water and on surfaces at contaminated sites, including PCBs, fuel products, PCP, TNT, benzene, PAHs, crude oil, and pesticides. Additionally, the EnviroGardTM products detect pesticides in drinking water and foodstuffs. The coated-tube format tests are used extensively to analyze relatively large numbers of samples in the field and yield a semi-quantitative result. The EnviroGardTM microtiter plate kits are designed for use in the laboratory and are ideally suited for analysis of large numbers of samples where determination of exact concentrations of contaminants are required.

    Agricultural

    The agricultural market segment includes tests for genetically engineered crops and two plant fungi, Rice Blast and Botrytis.

    Genetically Engineered Crops. Agricultural companies are developing varieties of commercially important crops like corn, cotton and soybean that have new additional genes which confer some commercial advantage to the plant, such as insect or pesticide resistance or enhanced growth or nutritional characteristics. Industry experts predict that roughly one quarter of the acreage used to grow corn in the U.S. will be planted with genetically engineered seed by the year 2000, in comparison to only 0.5% in 1996.

    The Company's first test in this market was commissioned by a large agricultural chemical company which developed proprietary varieties of insect-resistant corn and cotton using genetic engineering technology. Not all the seed produced by a genetically engineered plant contains the gene for the desired trait, and therefore not all the plants arising from a batch of seed will express the desired characteristic. The Company markets a simple one-step strip test (GeneCheck-TM- B.t.k ) which is used in the field to determine if an individual plant contains the new genetic trait. The product is used by commercial seed producers to insure that each plant harvested for seed contains the resistance gene. This type of test can also be used for enforcement purposes in crops where unscrupulous individuals could harvest and sell or plant the seed instead of purchasing it from authorized dealers.

    Sales of the GeneCheck-TM- B.t.k. product have been increasing since its introduction in the third quarter of 1995 and the Company believes sales will continue to grow in 1997. Additional tests for genetically engineered plants are currently under development.

    Rice Blast. Rice blast is a fungus that can devastate a rice crop. Worldwide, over 360 million acres of land are planted with rice. Countries such as Thailand, China, Japan and Indonesia are dependent on rice both as a food source and for export revenues. The RapidChek-Registered Trademark-Blast Finder is a very simple, field-portable test kit (in the latex filtration format), which allows early detection of the fungus on growing rice plants. Early detection allows treatment of the rice with fungicides before the crop is severely damaged. The Company and its marketing affiliate have worked with the International Rice Research Institute to demonstrate the test kit internationally and the government of Thailand has taken an aggressive role in evaluating the test kit. To date, the Company has only derived modest revenues from this product line.

    Botrytis.   Botrytis, or gray mold, affects a wide variety of food crops including grapes, strawberries, cucumbers, lettuce and others. The Company's RapidChek-Registered Trademark- Botrytis test was originally developed to serve the wine industry and has been field tested in California. The California Department of Food and Agriculture ("CDFA") acts as a liaison between the grape growers and the wineries and oversees testing of the harvested grapes in the field. Truckloads of harvested grapes are sampled as they leave the field and the grapes are visually inspected for botyytis infection. Botrytis levels are used to establish pricing and the growers, vintners and the CDFA all have a vested interest in methods for more accurately determining levels of infection in harvested grapes. As a result of this and other work, the use of immunoassays for grape inspection has been promulgated in the California Code of Regulations. While the RapidChek-Registered Trademark- Botrytis test was originally developed for grape testing, the Company believes that the larger opportunity for this product is the testing of fresh fruits and vegetables during import/export and is seeking to expand the application of this product to that market.

    Other Products

    Macra-Registered Trademark- Lp(a).   Macra-Registered Trademark- Lp(a) is
a microtiter plate assay that measures a lipoprotein found in human serum. This lipoprotein has been shown to be an indicator of risk for myocardial infarction, heart disease and stroke. The product is currently for research use only, however, a 510(k) application has been submitted to the FDA. A great deal of clinical data has been generated with the Macra-Registered Trademark- Lp(a) kit because of its leading market position, and its use in benchmark projects such as the Framingham Study, a multi-generational analysis of coronary risk factors.

    RapidChek-Registered Trademark- SRB. Sulfate Reducing Bacteria ("SRB"s) are environmentally significant because they generate hydrogen sulfide gas and cause corrosion of stainless steel pumps, pipelines, and drilling rigs and result in the souring of oil reserves. SRBs can be controlled by the addition of treatment chemicals. Historically, the majority of testing in this market was performed using a culture method called the American Petroleum Institute Recommended Procedure No. 38. This method requires that samples be incubated from 14-28 days before a result is obtained. RapidChek SRB test is a simple to use, field portable test that provides the user with accurate results in 20 minutes and allows for an immediate, more cost effective application of treatment chemicals.

    BiMelyze. In 1994, EnSys entered into a three year sales and marketing agreement for the distribution of the BiMelyze test, an immunoassay-based test for detecting mercury in soil and water. Sales of the BiMelyze test have not been significant to date, and there can be no assurance that significant sales will be realized under this agreement in the future.

Sales and Marketing Strategy

    As a result of the recent consolidation of the SDI, EnSys, Ohmicron and EnviroGardTM businesses, the Company has formed an experienced sales and marketing organization of 25 individuals. In addition to its direct sales force, the Company sells product through an extensive network of distributors, and through its corporate partners.

    The Company uses a number of strategies for the sale of its products worldwide. In the U.S., the major route of sale of its industrial testing products is through a national field sales force in defined sales territories. The field sales force is augmented by an in-house sales force, which in addition to selling product directly to customers, provides marketing and logistical support to the field sales personnel and an interface between customers and technical support.

    In September 1993, EnSys opened a European headquarters and sales operation in London, England, and the sale of the EnSys RIScTM and EnviroGardTM products in Europe were principally directed through that office. Ohmicron sold the RaPID Assay-Registered Trademark- product line through over 40 distributors in North and South America, Europe, the Far East, Australia/New Zealand and South Africa. More recently, the Company has restructured the organization to coordinate selling of the RaPID Assay-Registered Trademark- abroad through its London office. Sales and distribution of the D TECH-Registered Trademark- product line outside of the U.S. is handled exclusively by Merck KGaA, Darmstadt, Germany.

    During 1994, EnSys signed a distribution and supply agreement with a catalog distribution company to distribute the EnSys products to
environmental laboratories.  The Company's agreement   grants certain
exclusive catalog distribution rights subject to a minimum annual purchase
commitment.   To date, sales through this catalog distribution channel have not been significant and have not met the minimum annual purchase commitment specified in the agreement. Either party can cancel the existing agreement with 90 days written notice.

    Sales of the Company's products for detecting water treatment polymers, proprietary chemicals, industrial markers, genetically engineered crops and Rice Blast are through the Company's corporate partners. The RapidChek-Registered Trademark- SRB test kit is sold directly by the Company and through five international distributors. The Company has arrangements with three international distributors for sale of the Macra-Registered Trademark- Lp(a) test kit.

Regulatory Approvals

    The environmental legislation and regulations that the Company believes are most applicable to its current business are RCRA, CERCLA, TSCA, FIFRA and the Pure Food and Drug Act. As the Company expands its product line to meet the environmental monitoring needs of municipalities and industrial facilities, the SDWA, the Clean Water Act and the NPDES permitting program under the Clean Water Act also will be significant to the Company's business.
 These laws regulate the management, disposal and clean-up of hazardous substances and protect the nation's ground and surface water and drinking water supplies. In addition, regulatory responsibilities in a number of areas have been delegated to state agencies and state and local laws and regulations impose additional restrictions and requirements. While environmental regulations overseas vary, many countries, particularly in Europe, have counterparts to the U.S. legislation.

    The Company believes that regulatory acceptance, though not required for the use of its products in most cases, is a significant factor in gaining market acceptance. There are three main areas in which the Company is seeking regulatory acceptance for its products: hazardous waste testing methods, water testing methods and FDA 510(k) approval for Macra-Registered Trademark- Lp(a).

    Hazardous Waste Testing Methods. EPA SW-846 ("SW-846") is the compendium of analytical and test methods published by the EPA's Office of Solid Waste (the "OSW"). A number of provisions of the EPA's hazardous waste regulations under RCRA mandate the use of SW-846 methods. In other contexts, SW-846 is a guidance document setting forth acceptable, although not required, methods to be implemented by the user in response to sampling and analysis requirements.
 Some states also require the use of SW-846 methods under their hazardous waste programs. While SW-846 methods are technically only applicable to regulatory programs under RCRA, other federal, state and local environmental programs, including CERCLA and TSCA, often refer to and rely on SW-846 methods for purposes of remediation and monitoring.

    The process for a method to be incorporated into EPA SW-846 generally takes approximately 24 to 36 months. The OSW evaluates the applicant's test results and obtains additional information or conducts its own tests if necessary. After a method is deemed acceptable, it is published by the EPA in draft form ("EPA Draft Method"). Periodically, the EPA updates SW-846 through a notice in the Federal Register referencing the EPA Draft Methods published since the last update. Following a comment period, the EPA Draft Methods are referenced in the Federal Register as a Final Rule and incorporated into SW-846. The new test methods for the third update of the third edition of SW-846 were proposed in the Federal Register in July 1995. The comment period closed in December 1995 and the comments are currently being evaluated. The final methods are expected to be promulgated in 1997. The following table summarizes the EPA approval status of the Company products:



EPA SW-846
 Method
Validations              D TECH-Registered Trademark-     EnSys RISc-TM-       EnviroGard-TM-     RaPIDA ssay-Registered Trademark-

4010     PCP                                                Soil & Water       Soil & Water                     Soil
4015     2,4-D                                              Soil & Water           Soil                         Soil
4020     PCB                       Soil                      Soil & Oil            Soil                         Soil
4030     TPH                                                    Soil               Soil                      per CalEPA
4035     PAH                                                 Soil (APAH)        Soil (APAH)                  Soil (APAH)
                                                                                                             Soil (CPAH
4040                                                                                Soil
Toxaphene                                                                           Soil
4041                                                                                Soil
Chlordane
4042     DDT
4050     TNT                   Soil & Water                                      Soil & Water                 Soil & Water
4051     RDX                   Soil & Water
4670     Triazines                                                                                                Water
8510     RDX                                                    Soil
8515     TNT                                                    Soil


    Water Testing Methods. Water testing methods approved for use in compliance with the SDWA are published periodically in the Federal Register. Newly developed methods are reviewed by the EPA's Environmental Monitoring and Systems Laboratory in Cincinnati to determine whether they are (i) an acceptable version of a previously approved method or (ii) a new method in need of a comparability study and proceed through a comment and approval procedure. The EPA has recently begun a program aimed at expediting the approval of new methods that involves the cooperation of the Solid Waste, Drinking Water, and Waste Water methods groups.

    The Company's TTHM water test has been accepted as Draft Method 8530 by OSW and will receive further consideration by the Drinking Water Methods Group. In addition, the RaPID Assay-Registered Trademark- Atrazine test was accepted as a quantitative method through the OSW and by the Association of Official Analytical Chemists (the "AOAC"), and it is anticipated that the EPA Office of Drinking Water will adopt this method for compliance in the enforcement of the Drinking Water Regulations for Triazines under the SDWA. More recently, the Company's RaPID Assay-Registered Trademark- for Spinosad has been adopted by the EPA as the official enforcement method for this pesticide. The Hydrofluor-Combo-TM- test kit is the ASTM standard method for detection of these pathogenic protozoa and has been designated as the method for use in complying with the EPA's Information Collection Rule to establish the extent of contamination in the nation's drinking water.

    Tests for water treatment polymers, genetically engineered traits in plants, and fungal plant pathogens are currently unregulated. However, agencies such as the EPA, the FDA and the Food Safety and Inspection Service of the U.S. Department of Agriculture are engaged in testing environmental samples and, together with AOAC International, maintain compilations of official methods for use in testing for environmental contaminants in certain market segments. Some of these organizations also issue procedures and guidelines for validating new methods.

Manufacturing

    The Company currently manufactures over 150 different test kits for the detection of a wide array of analytes in five immunoassay formats; one-step strip tests, coated-tubes, latex filtration, magnetic particles and microtiter plates. In addition to test kits, the Company supplies its customers with ancillary equipment and supplies including spectrophotometers, pipettes, balances, timers and the like.

    The kit manufacturing process consists mainly of critical reagent production and in-process testing, filling and dispensing, labeling, kit assembly, quality control, packaging and shipping. The Company's Technical Reagents Manufacturing group produces critical reagents from its laboratories in Newark, Delaware. Sub-assemblies and finished kits are manufactured and shipped world-wide out of the Company's Newark, Delaware and Newtown, Pennsylvania facility.

    Biological materials are primarily developed and produced in-house, however, some reagents are licensed from third parties or purchased from commercial sources. A crucial step in the Company's manufacturing process is the stabilization of the immunoreagents utilizing proprietary lyophilization techniques. In general, raw materials used by the Company in its products are obtainable from multiple sources. The Company purchases instruments and ancillary equipment from outside vendors. A number of the instruments sold by the Company were developed to be used exclusively with the Company's products and are subject to specific supply agreements.

    The Company manufactures its products in accordance with the FDA's Good Manufacturing Practices ("GMP") guidelines and has put in place systems designed to control all elements of the manufacturing process including raw materials, inventory, processes, documents, work-in-process, lot records, equipment and training. The Company is presently integrating its inventory control, purchasing, manufacturing scheduling, order processing and shipping system.

    The Company's manufacturing organization, including the Technical Reagents Manufacturing group, consists of approximately 30 individuals. The Company believes the existing facilities and equipment are sufficient to support a significantly larger manufacturing base. Manufacturing operations are currently running a single shift.

Research and Development

    The Company engages in substantial research and development activities involving antibody and immunoassay development. In the three years ended December 31, 1996, 1995 and 1994, SDI incurred approximately $1,569,000, $2,272,000 and $2,832,000, respectively in research and development expenditures, substantially all of which has been customer-sponsored. The Company's laboratory facilities located in Newark, Delaware, were designed and built specifically for conducting research and development relating to antibody and immunoassay technology. These facilities include the state-of-the art, GMP, American Association for Accreditation of Laboratory Animal Care ("AAALAC") approved, TSD monoclonal antibody development and large scale production facility. The Company has assembled a scientific staff with extensive experience in the development of monoclonal and polyclonal antibodies, immunogens and assay reagents. The Company's assay development scientists are experienced in developing tests in a variety of different immunoassay formats including one-step strips, latex filtration, magnetic particles, coated tubes and microtiter plates. Research and development personnel have complementary skills in several advanced research disciplines, including synthetic organic chemistry, protein chemistry, biochemistry, immunology, immunochemistry, microbiology and soil science. In addition to the technical expertise resident within research and development, TSD provides the Company scientists, as well as its outside clients, with large scale GMP production, bioprocessing, purification and quality control of antibodies and reagents.

    The Company's research and development activities are focused on developing products to expand its manufacturing base and leverage its Sales and Marketing organization. The Company is a recognized leader in the field of contract antibody and immunoassay research and development in the industrial, water quality and agricultural sectors, and markets its services primarily to large chemical and pharmaceutical companies. Product development is typically performed in collaboration with a corporate partner that has identified a specific market need and provides funds to the Company to develop an assay. Research and development contracts are typically structured such that technology developed within the program is co-owned by the Company and its partner and the Company maintains exclusive manufacturing rights.

    To the extent the Company believes that improvements to existing products significantly enhance competitiveness, expand a market or improve market penetration, the Company has periodically funded such efforts. In the markets where the Company has chosen to compete, rapid field screening tests are highly valued and the Company is actively engaged in developing proprietary technology to better meet those needs and enhance the Company's overall performance. Prior to the merger with SDI, EnSys was developing one-step strip test products for the industrial testing market, and the Company is continuing with that development program.

    The Company's technology organization, including research and development, TSD, Technical Reagents Manufacturing, and Technical Marketing Support consists of approximately 35 individuals, of whom 15 hold advanced academic degrees.

Proprietary Technology and Patents

    The Company's products are based on the use of proprietary reagents, technology and test systems developed by its scientists. Accordingly, the Company has implemented a number of procedures to safeguard the proprietary nature of its technology. The Company requires its employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting relationship with the Company, and all employees are required to agree to assign to the Company all rights to any inventions made during their employment or relating to the Company's activities.

    Additionally, the Company seeks to protect its technology and processes through the patent process. The Company currently holds eight issued U.S. patents and the claims for another three are in a state of allowance. Two additional U.S. patents have been licensed for exclusive use by the Company and eight U.S. patent applications are pending.

--------------------------------------------------------------------------
U.S. Patent                           Title
----------------------------------------------------------------------------

4,999,286          Sulfate reducing bacteria determination and control
5,200,346          Aldicarb immunoassay by sulfone equivalents
5,411,869          Immunological analogs for captan
5,449,611          PAH immunoassay method, its components and akit for
                   use in performing the same
5,484,709          Immunoassay method for detecting an immunologically
                   non-remarkable compound
5,547,877          Methods for the rapid detection of toxic halogenated
                   hydrocarbons and kits useful in performing the same
5,554,730          Fungus extraction method and kit
5,576,187          Standards for phosphorothioate insecticide immunoassays
Allowed            PAH immunoassay method, its components and a kit for use
                   in performing the same
Allowed            Kits and processes for extraction of analytes from solid
                   materials
Allowed            A petroleum immunoassay method, its components and a kit
                   for performing the same
5,429,952          Marking of products to establish identity and source
(Biocode
License)
----------------------------------------------------------------------------

    The Company believes that low-cost, easy to use, rapid field screening tests have the potential to be significant products in its chosen markets. Therefore, the Company is aggressively developing technology relating to immunoassay formats with those features. One of the Company's pending U.S.

patent applications has to do with what the Company believes is a novel latex filtration test format, and two of the Company's pending applications involve one-step strip test formats. In addition to the assay format patent applications, the Company has pending applications relating to immunoassays for trichloroethylene ("TCE") and PCB, standards for immunoassays used to detect volatile aromatic hydrocarbons, and a non-immunoassay chemical test for quantitation of crude oil contamination of soil.

    There can be no assurance that the Company's patent applications will result in the issuance of any patent or that any patents issued to the Company would provide protection that is sufficiently broad to protect the Company's technology and products. In addition, the Company cannot be certain that it was the first creator of inventions covered by pending patent applications or that it was the first to file patent applications for such inventions.

    In addition to seeking patent protection for the Company's proprietary information, the Company also relies upon trade secrets, know-how and continuing technical innovation to maintain competitiveness. The Company has developed a number of proprietary technologies which it has chosen not to patent including stabilization systems for reagents, chemical syntheses for conjugates, immunogens and analyte analogs, and strategies relating to antibody development. Regarding the latter, the Company's extensive expertise has enabled it to develop antibodies and products that are unique to the industry including monoclonal antibodies to the explosive RDX, BTEX and TCE.

    Library of monoclonal antibodies to clinical analytes. SDI acquired 42 monoclonal antibodies for clinical diagnostic applications in 1993. These antibodies are being licensed by numerous diagnostic companies for use in commercial assays. The Company has several outstanding licenses to a variety of diagnostic companies.

    Monoclonal antibody to Lp(a). The Company has licensed the exclusive use of the monoclonal antibody which confers the specificity in the Macra-Registered Trademark- Lp(a) test.

    Detection of marked polymers. A method of detecting water treatment polymers is to chemically couple an unrelated "marker" substance to the polymers and use antibodies and immunoassays to detect the marker. This technology has been patented by Biocode Incorporated (U.S. Patent 5,429,952). The Company has licensed the exclusive rights to this technology for the detection of water treatment polymers.

    Magnetic particles. Under two license agreements, the Company has been granted the right and license throughout the world to use magnetocluster technology in connection with the Company's RaPID Assay-Registered Trademark-products for the detection of environmental analytes. This license carries royalties starting at 4% of net sales of such products each year and declining to 2% based upon the volume of sales in such year. In addition, it has been agreed that all of the Company's requirements of uncoupled magnetocluster particle reagents are to be supplied until September 1997 on specified terms.

    Antibodies to Heavy Metals. The Company has funded research for the development of an immunoassay-based test for the detection of heavy metals (e.g., lead and mercury). As part of that agreement, the Company has an option to license certain patent rights resulting from that research. There can be no assurance that the Company will exercise the option, or that any products can be developed as a result of this research.

Competition

    Many of the Company's potential competitors are large companies with substantially greater resources than the Company. To the extent that any such companies enter one or more of the Company's markets, the Company's operations could be materially adversely affected. The Company anticipates increased competition as potential competitors perceive that the Company's markets have become commercially proven. Other companies may be developing products for one or more of the Company's markets that could be competitive with the Company's products. Nevertheless, the Company believes that its competitiveness has been significantly enhanced as a result of the consolidation of the SDI, EnSys, Ohmicron and EnviroGardTM businesses.

    Currently, there are no similar significant competing immunoassay products for the Company's RapidChek-Registered Trademark- Rice Blast, Botrytis and SRB, GeneCheck-TM- B.t.k., industrial marker or water treatment polymer tests. The Company holds U.S. patents relating to the Rice Blast and SRB tests and believes they will help to provide a competitive advantage in the event that competing products enter the market. The Company's water treatment polymer tests are unique to the industry and the Company has secured an exclusive license for use of Biocode's patented marker technology with these products.

    A number of companies already have, and are actively pursuing, products for the detection of Cryptosporidium and Giardia in drinking water and it is likely that the Company's Hydrofluor products will face increasing competition in the future. Hydrofluor currently benefits from its designation as the ASTM standard method for detection of these protozoa and from its selection by the EPA as the method for use in complying with the EPA's Information Collection Rule to establish the extent of contamination in the nation's drinking water.

    The Company's Macra-Registered Trademark- Lp(a) product competes with other existing immunoassay tests in the marketplace, but as a result of its quality performance and having been first to the research market, it benefits from the fact that a large quantity of clinical data has been generated by researchers and clinicians using the test in large prospective studies. The Company is seeking to use this data to help secure 510(k) approval from the FDA. The Company believes that FDA approval will further solidify Macra-Registered Trademark- Lp(a)'s market position.

Employees

    As of December 31, 1996, The Company employed 95 full time and 3 part time individuals including 81 regular and 17 contract employees. All of the Company's employees have executed agreements with the Company agreeing not to disclose the Company's proprietary information, assigning to the Company all rights to inventions, and prohibiting them from competing with the Company during their employment. None of the Company's employees is covered by collective bargaining agreements. The Company believes that its relations with its employees are good.

ITEM 2.     PROPERTIES

    The Company is headquartered in Newark, Delaware, and occupies approximately 26,000 square feet of space under three operating leases that expire in October 2000, October 2001 and November 2003, respectively. The Company also leases approximately 21,000 square feet of space formerly leased by Ohmicron in Newtown, Pennsylvania. This lease expires June 30, 1998.

    Prior to the merger with SDI, EnSys leased approximately 18,000 square feet of space in one building in the Research Triangle Park area in North Carolina under a ten-year lease that expires in 1999 with a renewal option through 2004. Following the merger, the Company closed the North Carolina operation and the Company is in the process of locating a tenant to occupy the facility and terminating its obligation's under the lease. The Company leases regional sales offices in London, England, Newport Beach, California, and Chestnut Hill, Massachusetts. The Company also leases warehouse space of 1,600 square feet or less with leases that run one year or less. The Company believes that its equipment and facilities are adequate for its present purposes.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On December 30, 1996, EnSys held a special meeting of its stockholders to consider and vote upon the following proposals:

    1. Approval and adoption of the Agreement and Plan of Merger with SDI and the transactions contemplated thereby.

    2. Approval and adoption of the amendment and restatement of EnSys' Certificate of Incorporation to (i) change the corporate name of the surviving corporation, (ii) increase the number of authorized shares of EnSys capital stock, and (iii) reclassify the board of directors.

    3.   Approval and adoption of  amendments to the EnSys 1995 Stock
Incentive Plan.

    All such proposals were approved by the stockholders. The number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each such matter was as follows:


                      Votes For        Votes Against or Withheld        Abstentions and Broker Non-votes
                      ---------        -------------------------        --------------------------------
Proposal 1:           5,375,834                151,244                              263,754
Proposal 2(i):        5,363,403                186,429                              241,000
Proposal 2(ii):       4,924,903                601,075                              264,824
Proposal 2(iii):      5,030,003                489,575                              271,254
Proposal 3:           5,302,048                222,130                              266,654

ITEM 4(a).    EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, their positions with the Company and ages are as follows:



Name                         Age       Position
----                         ---       ---------
Richard C. Birkmeyer          43       President and Chief Executive Officer
Martha C. Reider              42       Vice President- Manufacturing
Anne F. Cavanaugh             37       Vice President- TSD BioServices
Arthur A. Koch, Jr.*          43       Vice President- Finance and Chief Financial Officer
Gregory J. Bell**             37       Vice President- Finance and Chief Financial Officer
James W. Stave, Ph.D.         42       Vice President- Research and Development
_______________________________________________________________________________

*   Beginning on April 14, 1997
**  Resigned as of March 31, 1997

    Richard C. Birkmeyer, age 43, cofounded SDI in 1990 and has served as its President and Chief Executive Officer and a director since inception. Prior to founding SDI, Mr. Birkmeyer was employed by E.I. du Pont de Nemours ("DuPont") from 1983 to 1990, where he most recently served as a product manager. Mr. Birkmeyer received a Ph.D. in Biochemistry/Immunology from the State University of New York at Binghamton and his B.S. in Biology from the State University of New York at Plattsburgh. In addition, Mr. Birkmeyer completed post-doctoral research in immunogenetics at Iowa State University.

    Martha C. Reider, age 42, cofounded SDI in 1990 and has served as Vice President -- Manufacturing and Secretary since inception. From inception to December 30, 1996, Ms. Reider was a director of SDI. Prior to founding SDI, Ms. Reider worked for DuPont from 1976 to 1990 where she most recently served as supervisor of Quality Control and Quality Assurance. Ms. Reider received her B.A. in Biological Sciences from Ohio Northern University.

    Anne F. Cavanaugh, age 37, cofounded SDI in 1990 and has served as a Vice President in various capacities since its inception and is presently responsible for operations of TSD BioServices, Inc.. From inception to December 30, 1996, Ms. Cavanaugh was a director of SDI. Prior to founding SDI, Ms. Cavanaugh was employed by Terumo Medical Corporation and the Rockefeller University. Ms. Cavanaugh received her B.S. in Biochemistry from East Stroudsburg University and has attended the University of Delaware's MBA program.

    Arthur A. Koch, Jr., age 43, joined the Company in April 1997 as Vice President -- Finance and Chief Financial Officer. Prior to joining the Company, Mr. Koch was Vice President and Chief Financial Officer of Paracelsian, Inc., a publicly held biotechnology company. From 1992 to 1995, Mr. Koch was Vice President and Chief Financial Officer of IBAH, Inc. a contract clinical research organization. Mr. Koch received a B.A.in Business Administration from Temple University and is a Certified Public Accountant.

    Gregory J. Bell, age 37, joined SDI in June 1993 as Vice President --Finance and Chief Financial Officer. From 1989 to 1993, Mr. Bell served as Director of Finance and Administration of Enzymatics, Inc., a public company that developed and manufactured medical diagnostics test kits. Prior to joining

Enzymatics, Mr. Bell spent more than seven years at Arthur Andersen & Co., where he was most recently a manager in Arthur Andersen's emerging business practice group. Mr. Bell received his B.S. in Accounting from the Pennsylvania State University and is a Certified Public Accountant.

    James W. Stave, age 42, joined SDI in March 1991 as a research group leader. Subsequently, Dr. Stave was promoted to director of Research and Development, in October 1993 was promoted to Vice President -- Research and Development. Prior to joining SDI, Dr. Stave worked for DuPont, Molecular Genetics, Inc. and the U.S. Department of Agriculture. Dr. Stave received his Ph.D. in Microbiology from the University of Maryland and his B.S. in Biology from Michigan Technological University.

    Key employees, their positions with the Company, and their ages are as follows:

    Ralph E. Stever, age 51, joined SDI in August 1996 as Director of Sales. From January 1993 to July 1996, Mr. Stever was employed by Ohmicron where he most recently served as Vice President of Sales and Marketing. From 1983 to 1993, Mr. Stever was Director of Sales of Becton Dickinson Instrument Systems. Mr. Stever received his B.S. degree in Marketing from Bradley University.

    Joseph X. Dautlick, age 54, joined SDI in January 1994 as Marketing Manager and now serves as Director of Marketing. Prior to joining SDI Dr. Dautlick worked 17 years in DuPont's Medical Diagnostics Division as Product Manager, Technical Manager, Marketing Manager-Europe and Strategic Planning Manager. He then joined Ohmicron as Marketing Manager for 3 years. Dr. Dautlick received his Ph.D. from the University of Pittsburgh School of Medicine and his B.S. from Lafayette College.

    Unless otherwise noted, all executive officers and key employees identified above joined the Company in December 1996 after the consummation of the merger between EnSys and SDI.

                                      PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

    The Company's Common Stock is traded on Nasdaq National Market System under the stock symbol "SDIX." Set forth below are the high and low sales prices for the shares of Common Stock of the Company as reported by Nasdaq.

                                       Common Stock Price Range

    Fiscal Year Ended                       High           Low
    -------------------                   --------       --------
    December 31, 1997:
    First Quarter                           2 1/16         1 3/4

    December 31, 1996:
    First Quarter                           2 1/2          1
    Second Quarter                          2 1/4          1 3/8
    Third Quarter                           2 1/4          1 3/8
    Fourth Quarter                          2 3/8          1 3/8

    December 31, 1995:
    First Quarter                           3 3/8          1 5/8
    Second Quarter                          3 3/8          2 3/8
    Third Quarter                           4              2 1/4
    Fourth Quarter                          4 1/4          3 1/4

    On March 31, 1997, there were approximately 132 holders of record of the Common Stock of the Company. The Company has never paid cash dividends on its Common Stock, and the Company has no intention to pay cash dividends in the foreseeable future.

    In January 1996, SDI conducted a private placement of its Series A Redeemable Convertible Preferred Stock pursuant to which 685,952 shares were issued upon conversion of $1,624,000 of aggregate principal and accrued interest related to previously issued convertible notes and 211,201 shares were issued to new investors for an aggregate of $500,000. With respect to the conversion of notes into the Series A Redeemable Convertible Preferred Stock, SDI relied upon Section 3(a)(9) of the Securities Act of 1933, as amended (the "Securities Act") as an exemption from registration under the Securities Act. With respect to the offering to new investors, based on the limited nature of the offering and the fact that such investors consisted solely of accredited investors, SDI relied upon Section 4(2) of the Securites Act as an exemption from registration, including Regulation D thereunder.

    As previously described, in March 1996 Ensys acquired certain assets of Millipore and in consideration therefor issued shares of EnSys common stock to Millipore's stockholders in addition to cash consideration. EnSys relied upon Section 4(2) of the Securities Act as an exemption from registration.

ITEM  6.      SELECTED CONSOLIDATED FINANCIAL DATA


   The selected historical financial data of SDI as of December 31, 1995 and 1996 and for each of the three years in the period ended December 31, 1996 is derived from the audited financial statements of SDI included elsewhere herein. The selected historical financial data as of December 31, 1992, 1993 and 1994 and for the years ended December 31, 1992 and 1993 is derived from the financial statements of SDI not included herein. The following selected historical financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere herein.

                (in thousands, except share and per share data)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                     -----------------------------------------------------
                                                                       1992       1993       1994       1995      1996(1)
                                                                     ---------  ---------  ---------  ---------  ---------
STATEMENT OF OPERATIONS DATA:
REVENUES:
  Product-related..................................................  $     137  $     551  $   1,192  $   1,605      3,402
  Contract and other...............................................      1,102      2,064      2,580      2,084      2,435
                                                                     ---------  ---------  ---------  ---------  ---------
  Total revenues...................................................      1,239      2,615      3,772      3,689      5,837

OPERATING EXPENSES:
  Manufacturing....................................................        208        791        910      1,288      2,839
  Acquired research and development................................         --         --         --         --      8,266
  Research and development.........................................      1,027      1,735      2,832      2,272      1,569
  Selling, general and administrative..............................        348      1,013      1,385      1,190      1,737
                                                                     ---------  ---------  ---------  ---------  ---------
  Total operating expenses.........................................      1,583      3,539      5,127      4,750     14,411
                                                                     ---------  ---------  ---------  ---------  ---------
Operating loss.....................................................       (344)      (924)    (1,355)    (1,061)    (8,574)

OTHER INCOME (EXPENSE):
  Interest income..................................................         10         46         20          8         11
  Interest expense.................................................        (14)       (50)        (8)      (214)        (3)
                                                                     ---------  ---------  ---------  ---------  ---------
Other income (expense), net........................................         (4)        (4)        12       (206)         8
Equity in income (loss) of TSD BioServices.........................       (150)       (60)        42         41        178
                                                                     ---------  ---------  ---------  ---------  ---------
Net loss...........................................................       (498)      (988)    (1,301)    (1,226)    (8,388)
Accretion of redeemable convertible preferred stock liquidation
 value(2)..........................................................         --       (192)      (367)      (367)      (635)
Net loss applicable to common stockholders.........................  $    (498) $  (1,180) $   1,668) $  (1,593) $  (9,023)
                                                                     ---------  ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------  ---------
Net loss per share applicable to common stockholders...............  $    (.17) $    (.40) $    (.55) $    (.46) $   (2.12)
                                                                     ---------  ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------  ---------
Shares used in computing net loss per share applicable to
 common stockholders...............................................  2,957,000  2,957,000  3,041,000  3,464,000  4,248,000
                                                                     ---------  ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------  ---------


                                                                                DECEMBER 31
                                                    ---------------------------------------------------------
                                                      1992        1993        1994        1995        1996(1)
                                                    ---------   ---------   ---------   ---------    --------
BALANCE SHEET DATA:
Cash and cash equivalents.........................  $      93   $   1,259   $      67   $      35    $    917
Working capital (deficit).........................        (51)      1,288         126        (891)      7,170
Total assets......................................        611       3,044       2,106       2,076      14,581
Long-term debt, less current portions (including
  capital lease obligations)......................        500           0           0           0          50
Redeemable convertible preferred stock (2)........          0       3,145       3,512       3,879        --
Accumulated deficit (3)...........................     (1,084)     (1,094)     (2,763)     (4,356)    (13,379)
Stockholders' equity (deficit)....................       (168)     (1,050)     (2,580)     (4,064)     10,673

------------------------------

(1) The unaudited pro forma results for the year ended December 31, 1996, assuming the Ensys merger, Ohmicron acquisition and the TSD dissolution had occurred on January 1, 1996 would have resulted in pro forma revenue of $12,700,000 and a pro forma net loss of $5,973,000 or $0.47 pro forma net loss per share. See Note 3 to the consolidated financial statements.

(2) The redeemable convertible preferred stock was reclassified into stockholders' equity in connection with the Ensys Merger. No additional accretion will be recorded on preferred stock.

(3) There have been no common stock dividends declared or paid since the inception of SDI.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

    This Form 10-K contains certain forward looking statements reflecting the Company's current expectations. Investors are cautioned that all forward looking statements involve risks and uncertainties, which may cause actual results to differ from those anticipated at this time. Such risks and uncertainties include, without limitation, changes in demand for products, delays in product development, failure to obtain necessary regulatory approvals, modifications to development and sales relationships, the ability of the Company to integrate acquired businesses and achieve anticipated synergies, and competition.

Overview

    The Company is the entity resulting from the combination of EnSys, Ohmicron and SDI. On August 30, 1996, Ohmicron was merged with and into SDI, with certain Ohmicron stockholders and note holders receiving shares of SDI common stock. On December 30, 1996, SDI was merged with and into EnSys. The surviving entity was then renamed Strategic Diagnostics Inc. Each of these transactions was accounted for as a purchase transaction with SDI as the acquiring company and, therefore, the surviving company for financial reporting purposes. As a result, the historical financial information discussed includes the results of SDI for all periods presented and the actual results of Ohmicron from August 30, 1996 and EnSys from December 30, 1996.

    EnSys was formed in 1987 to develop proprietary biotechnology based test systems designed for the fast and inexpensive detection of various chemicals in soil and water samples. EnSys raised approximately $30 million in equity financing, including approximately $16 million from the sale of 1,800,000 shares of EnSys common stock in its initial public offering in October 1993. Since 1991, EnSys commercialized eleven immunoassay test kits and four other test kits for the detection of various environmental contaminants. EnSys marketed and sold these test kits and other associated products and services to environmental consulting and engineering firms, hazardous waste processing firms, environmental testing laboratories, and various state and federal agencies through distributors and a regionally based direct sales force in the U.S. EnSys also marketed and sold its products in Europe through EnSys (Europe) Limited, a wholly-owned subsidiary of EnSys. In March 1996, EnSys acquired from Millipore certain assets, which consisted primarily of inventory, work-in-process, equipment, intellectual property rights, contract rights and customer lists related to Millipore's EnviroGard-TM- product line for $1,000,000 and 1,100,000 shares of EnSys common stock.

    Ohmicron was founded in 1984 and began marketing its RAPID
Assay-Registered Trademark- products in 1991 to the same general market and in the same fashion as previously described for EnSys.

    Since its inception in 1990, SDI has focused on using proprietary technology and know-how to develop, manufacture, and market immunoassay test kits for applications primarily in the water quality, industrial testing and agricultural markets. Commercial operations were initiated with a contract from the Company's first corporate partner to develop an immunoassay test to detect certain corrosion causing bacteria. This product was introduced in late 1991 and SDI purchased all rights and technology related to this product in 1994.

    In February 1992, SDI entered into a $3.9 million research and development partnership with EM Industries for the development and manufacture of a line of immunoassay test kits capable of identifying and quantifying targeted priority pollutants. The first products under this agreement were introduced in 1993. Through August 1996, these products were manufactured by SDI and marketed by EM Industries. In September 1996, EM Industries and SDI reached an agreement whereby the February 1992 agreement was terminated, together with EM Industries' marketing rights thereunder, in exchange for certain specified royalty payments to EM Industries and shares of SDI common stock. The marketing activities with respect to such products are now the responsibility of the Company.

    Since 1992, SDI has entered into research and development agreements with multiple corporate partners that have led to the introduction of various products to the water quality, industrial testing, agricultural and other markets. These agreements generally provide that sales and marketing costs associated with a new product are borne by the corporate partner. In addition, the Company currently sells directly other products which it has developed and/or acquired.

Results of Operations

    As described above, the historical financial information discussed below includes the results of operations of SDI for all periods presented and the actual results of Ohmicron from August 30, 1996 and EnSys from December 30, 1996.

    Year ended December 31, 1996 versus year ended December 31, 1995

    Revenues. Revenues increased 58% to $5,837,000 in 1996 from $3,689,000 in 1995. This $2,148,000 increase is the result of a $1,797,000 (112%) increase in product related revenues and a $351,000 (17%) increase in contract and other revenues. Product related revenues increased to $3,402,000 in 1996 from $1,605,000 in 1995. This was due to overall increased sales for certain of SDI's new products, especially the first of SDI's strip assays which was introduced in mid-1995, improved priority pollutant sales over the prior year, and product related revenues generated by TSD in the fourth quarter of 1996 subsequent to its establishment as a wholly-owned subsidiary of SDI.
The product revenues do not include any revenues from any of SDI's industrial testing kits in the fourth quarter of 1996, since SDI licensed these products to EnSys in October 1996. However, they do include approximately $537,000 in product revenues from the sale of SDI inventory, at cost, to EnSys in connection with the license agreement. Product related revenues are expected to significantly increase in 1997 due to the mergers completed in 1996 and the inclusion of revenues of TSD for a full year. Contract and other revenues increased to $2,435,000 in 1996 from $2,084,000 in 1995 primarily due to a $300,000 license fee from EnSys and $367,000 in revenues from one-time contracting of SDI personnel services by EnSys and Ohmicron prior to and in connection with the mergers, which was offset by a $200,000 decrease in contract revenue received from EM Industries in 1996 due to the completion of the EM Industries contract. While research and development contracts are anticipated to continue to be integral to the Company's overall business strategy, the Company anticipates little or no growth in overall contract revenues over the short-term.

    During 1997, a significant portion of the Company's revenues will be generated from the environmental remediation industry. Historically, remediation activities have followed seasonal patterns with lower levels of activity during the period from October to March. Therefore, the Company's sales in a particular quarter in 1997 may not be indicative of its revenues for any subsequent quarter during the year.

    Manufacturing Expenses. Manufacturing expenses increased 120% to $2,839,000 in 1996 from $1,288,000 in 1995. This $1,551,000 increase was primarily a result of the overall increase in product related sales during the year versus the prior year, and, to a lesser extent, the assumption of the expenses associated with the former Ohmicron manufacturing facility in September 1996. Due to the anticipated post-merger increase in product related sales in 1997, manufacturing expenses are expected to increase accordingly. The Company's overall gross profit margins on product related sales are anticipated to improve due to an increase in sales of its products, efficiencies gained through consolidation and the elimination of product sales at cost to EM Industries and EnSys that occurred in 1996.

    Research and Development Expenses. Research and development expenses decreased 31% to $1,569,000 in 1996 from $2,272,000 in 1995. This decrease was primarily the result of a reduction of research and development personnel and certain salaries and related expenses, beginning in the third quarter of 1995. Due to planned internal research and development activities, in addition to research and development activities performed under contracts for third parties, overall research and development expenses are anticipated to slightly increase in 1997.

    Acquired Research and Development Expenses. Acquired research and development expenses were $8,266,000 in 1996. These expenses were entirely due to the merger transactions with Ohmicron and EnSys, which resulted in acquired research and development expenses of $3,913,000 and $4,353,000, respectively.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 46% to $1,737,000 in 1996 from $1,190,000 in 1995. This increase was primarily due to the salaries and related expenses associated with the additional hiring of sales and marketing personnel required in connection with SDI's acquisition of Ohmicron and the Company's direct selling of its products, as well as additional accounting and administrative support personnel necessitated by the mergers and the overall growth of the Company. It is anticipated that selling, general and administrative expenses will increase from 1996 levels during 1997 due to the inclusion of a full year of the selling expenses described above in 1997, as well as increased general and administrative expenses associated with the Company being a publicly held entity in 1997.

    Interest Income and Interest Expense. Interest income increased $3,000 to $11,000 in 1996 from $8,000 in 1995 due to increased cash balances from a January 2, 1996 preferred stock financing. Due to cash, cash equivalents and marketable securities received in connection with the EnSys/SDI merger, overall interest income is expected to significantly increase in 1997. Interest expense decreased to $3,000 in 1996 from $214,000 in 1995 primarily due to the conversion of $1,500,000 in notes payable and related interest to preferred stock in connection with a January 1996 financing. Due to interest expense on capital lease obligations assumed in connection with the 1996 mergers, overall interest expense is expected to increase nominally in 1997.

    Equity in Income of TSD BioServices. Equity in income of the TSD BioServices partnership increased $137,000 to $178,000 in 1996 from $41,000 in 1995. This increase was primarily due to a significant increase in revenues for the partnership during 1996 versus the prior year. In October 1996, the TSD BioServices partnership was dissolved and its assets were liquidated, in connection with which certain of the rights and assets of the TSD BioServices partnership were distributed to TSD BioServices, Inc., a newly-formed, wholly-owned subsidiary of SDI. As a result of the dissolution and the related distribution of certain of the partnership's rights and assets, revenues earned and expenses incurred after September 30, 1996 associated with the rights and assets so distributed were included in the revenues and expenses of SDI through TSD BioServices, Inc.

    Provision for Income Taxes. Due to net operating loss carry forwards, the Company has made no provision for income taxes for 1996. Although net operating loss carry forwards were obtained in connection with the mergers discussed above, the use of these carry forwards, if any, will be limited in future years pursuant to the "change in ownership" rules under Section 382 of the Internal Revenue Code.

Year ended December 31, 1995 versus year ended December 31, 1994

    Revenues. Products related revenues increased $413,000 (35%) to $1,605,000 in 1995 from $1,192,000 in 1994. This increase was primarily due to the introduction of four new products during the year, increased sales of commercial cell lines to third parties and increased royalties from EM Industries. Contract and other revenues decreased $496,000 (19%) to $2,084,000 in 1995 from $2,580,000 in 1994 due to a reduction of contract funding by EM Industries to $600,000 in 1995 from $1,709,000 in 1994.
Despite the reduction in funding from EM Industries during the year, overall revenues decreased by only $83,000 (2%) to $3,689,000 in 1995 from $3,772,000 in 1994 due to an overall increase in product related revenues and existing or new research contract programs outside of the EM Industries agreement.

    Manufacturing Expenses. Manufacturing expenses increased 42%, to $1,288,000 in 1995 from $910,000 in 1994. This increase was primarily the result of an increase in overall product sales, especially the EM Industries product line, and the cost associated with new product introductions. Under SDI's agreement with EM Industries, SDI's sales of product to EM Industries generally provided no profit margin in 1995, except for royalties.

    Research and Development Expenses. Research and development expenses decreased 20%, to $2,272,000 in 1995 from $2,832,000 in 1994. This decrease was primarily the result of a reduction of research and development personnel and certain salaries in the third quarter of 1995, coupled with decreased field trial, consulting and other research and development expenses as products previously under development were completed and transferred to manufacturing.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 14%, to $1,190,000 in 1995 from $1,385,000 in 1994 primarily due to a reduction in selling, general and administrative personnel and certain salaries in the third quarter of 1995.

    Interest Income and Interest Expense. Interest income decreased 60% to $8,000 in 1995 from $20,000 in 1994. This decrease was primarily the result of less funds available during the year due to utilization of available cash and cash equivalents for operating needs. Interest expense increased to $214,000 in 1995 from $8,000 in 1994 primarily due to interest on bridge loans from stockholders and interest expense imputed on certain warrants issued in connection with the bridge loans.

Liquidity and Capital Resources

    The Company's working capital, which consists principally of cash, cash equivalents and marketable debt investments was $7,170,000 at December 31, 1996 versus a working capital deficit $891,000 at December 31, 1995. This increase was due to the SDI/EnSys merger on December 30, 1996 and the conversion of notes payable held by SDI stockholders to SDI preferred stock on January 2, 1996. Cash, cash equivalents and marketable debt investments, which consist primarily of money market instruments, U.S. corporate obligations and other securities of agencies of the U.S. government were $6,627,000 at December 31, 1996 versus $35,000 at December 31, 1995 due to the SDI/EnSys merger. The Company considers all of its investments to be available-for-sale and plans to use the proceeds from sales or maturities of these investments to finance future operating needs. The Company's investment policy is to limit exposure at any one institution.

    Accounts receivable and inventory balances increased in 1996 over 1995 due to the mergers occurring in 1996. The Company incurred a net loss in 1996 of $122,000 (after exclusion of $8,266,000 in charges for acquired research and development incurred in connection with the mergers) versus a net loss of $1,226,000 during 1995. This large decrease in the net loss is attributable to additional product related revenues generated in 1996 over 1995 and to cost reduction efforts begun in late 1995. The Company used $370,000 in cash to fund operations in 1996 versus $1,017,000 in 1995 and purchased $67,000 in property and equipment during 1996.

    The Company believes that its current cash, cash equivalents and marketable debt investments will be sufficient to meet its funding needs for at least the next 18 months. However, the Company's ability to meet its long-term working capital and capital expenditure requirements will depend on a number of factors, including the success of the Company's current and future products, the focus and direction of the Company's research and development programs, competitive and technological advances, future relationships with corporate partners, government regulation and the Company's marketing and distribution strategy. Accordingly, there can be no assurance that the Company will be able to meet these long-term requirements.

ITEM     8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


    The following consolidated financial statements of the Company and its subsidiaries are included as part of this Form 10-K:
                                                                          Page

Report of Independent Public Accountants                                   F-1

Consolidated Balance Sheets as of December 31, 1996 and 1995               F-2

Consolidated Statements of Operations for each of the years
    in the three year period ended December 31, 1996                       F-3

Consolidated Statements of Stockholders' Equity (Deficit) for each
    of the years in the three year period ended December 31, 1996          F-4

Consolidated Statements of Cash Flows for each of the years
    in the three year period ended December 31, 1996                       F-5

Notes to Consolidated Financial Statements                                 F-6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

    To Strategic Diagnostics Inc.:

    We have audited the accompanying consolidated balance sheets of Strategic Diagnostics Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Strategic Diagnostics Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                       ARTHUR ANDERSEN LLP

Philadelphia, Pa.,
  March 31, 1997

                  STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                                     DECEMBER 31,
                                                                                                 --------------------
                                                                                                   1996       1995
                                                                                                 ---------  ---------
                                            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                                      $     917  $      35
  Short-term investments                                                                             5,710         --
  Receivables                                                                                        2,334        560
  Inventories                                                                                        1,557        447
  Other current assets                                                                                 510        328
                                                                                                 ---------  ---------
      Total current assets                                                                          11,028      1,370
                                                                                                 ---------  ---------
PROPERTY AND EQUIPMENT:
  Equipment                                                                                          1,002        530
  Furniture and fixtures                                                                                66         24
  Leasehold improvements                                                                               198         29
                                                                                                 ---------  ---------
                                                                                                     1,266        583
  Less- Accumulated depreciation and amortization                                                     (538)      (334)
                                                                                                 ---------  ---------
      Net property and equipment                                                                       728        249
                                                                                                 ---------  ---------
OTHER ASSETS:
  Restricted cash                                                                                      119         49
  Prepaid rent                                                                                         171         68
  Note receivable                                                                                      341         --
  Deposits and other                                                                                    84        180
  Investment in TSD BioServices                                                                         --        160
  Intangible assets                                                                                  2,110         --
                                                                                                 ---------  ---------
      Total other assets                                                                             2,825        457
                                                                                                 ---------  ---------
                                                                                                 $  14,581  $   2,076
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------
                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable                                                                               $   1,566  $     222
  Accrued expenses                                                                                   2,066        328
  Deferred revenue                                                                                     141        211
  Current portion of capital lease obligations                                                          85         --
  Notes payable                                                                                         --      1,500
                                                                                                 ---------  ---------
      Total current liabilities                                                                      3,858      2,261
                                                                                                 ---------  ---------
CAPITAL LEASE OBLIGATIONS                                                                               50         --
                                                                                                 ---------  ---------
REDEEMABLE CONVERTIBLE PREFERRED STOCK                                                                  --      3,879
                                                                                                 ---------  ---------
COMMITMENTS AND CONTINGENCIES (NOTE 14)
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.01 par value, 17,500,000 shares authorized, no shares issued and
    outstanding                                                                                         --         --
  Series A preferred stock, $.01 par value, 2,164,362 shares authorized, issued and outstanding         22         --
  Common stock, $.01 par value, 35,000,000 and 5,913,638 shares authorized, 13,055,170 and
    3,463,702 issued and outstanding in 1996 and 1995, respectively                                    131         47
  Additional paid-in capital                                                                        23,905        294
  Accumulated deficit                                                                              (13,379)    (4,356)
  Deferred compensation                                                                                 (6)       (49)
                                                                                                 ---------  ---------
      Total stockholders' equity (deficit)                                                          10,673     (4,064)
                                                                                                 ---------  ---------
                                                                                                 $  14,581  $   2,076
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

        The accompanying notes are an integral part of these statements.

                           STRATEGIC DIAGNOSTICS INC.

                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (in thousands, except share and per share data)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1996          1995          1994
                                                                          ------------  ------------  ------------
NET REVENUES:
  Product related                                                         $      3,402  $      1,605  $      1,192
  Contract and other                                                             2,435         2,084         2,580
                                                                          ------------  ------------  ------------
      Total net revenues                                                         5,837         3,689         3,772
                                                                          ------------  ------------  ------------
OPERATING EXPENSES:
  Manufacturing                                                                  2,839         1,288           910
  Research and development                                                       1,569         2,272         2,832
  Acquired research and development                                              8,266            --            --
  Selling, general and administrative                                            1,737         1,190         1,385
                                                                          ------------  ------------  ------------
      Total operating expenses                                                  14,411         4,750         5,127
                                                                          ------------  ------------  ------------
      Operating loss                                                            (8,574)       (1,061)       (1,355)
INTEREST (EXPENSE) INCOME, net                                                       8          (206)           12

EQUITY IN INCOME OF TSD BIOSERVICES                                                178            41            42
                                                                          ------------  ------------  ------------
NET LOSS                                                                        (8,388)       (1,226)       (1,301)
ACCRETION OF REDEEMABLE CONVERTIBLE PREFERRED STOCK LIQUIDATION VALUE             (635)         (367)         (367)
                                                                          ------------  ------------  ------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                                $     (9,023) $     (1,593) $     (1,668)
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS                      $      (2.12) $      (0.46) $      (0.55)
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
SHARES USED IN COMPUTING NET LOSS PER SHARE APPLICABLE TO COMMON
  STOCKHOLDERS                                                               4,248,000     3,464,000     3,041,000
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

        The accompanying notes are an integral part of these statements.

                  STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)

                                                                SERIES A                ADDITIONAL
                                                     PREFERRED  PREFERRED    COMMON       PAID-IN    ACCUMULATED      DEFERRED
                                                       STOCK      STOCK       STOCK       CAPITAL      DEFICIT      COMPENSATION
                                                     ---------  ---------  -----------  -----------  ------------  ---------------
BALANCE, JANUARY 1, 1994                             $      --  $      --   $      40    $      43    $   (1,095)     $     (38)
Exercise of warrants                                        --         --           7           (7)           --             --
Issuance of warrants in connection with debt                --         --          --           23            --             --
Amortization of deferred compensation                       --         --          --           --            --             10
Issuance of warrant to Conoco                               --         --          --          105            --             --
Accretion of redeemable convertible preferred stock         --
  liquidation value                                                    --          --           --          (367)            --
Net loss                                                    --         --          --           --        (1,301)            --
                                                     ---------  ---------       -----   -----------  ------------           ---
BALANCE, DECEMBER 31, 1994                                  --         --          47          164        (2,763)           (28)
Issuance of warrants in connection with debt                --         --          --           75            --             --
Amortization of deferred compensation                       --         --          --           --            --             34
Issuance of common stock options                            --         --          --           55            --            (55)
Accretion of redeemable convertible preferred stock         --
  liquidation value                                                    --          --           --          (367)            --
Net loss                                                    --         --          --           --        (1,226)            --
                                                     ---------  ---------       -----   -----------  ------------           ---
BALANCE, DECEMBER 31, 1995                                  --         --          47          294        (4,356)           (49)
Amortization of deferred compensation                       --         --          --           --            --             43
Accretion of redeemable convertible preferred stock         --
  liquidation value                                                    --          --           --          (635)            --
Acquisition of Ohmicron Corporation                         --         --          31        4,017            --             --
Acquisition of EnSys Environmental Products, Inc.           --         --          53       13,006            --             --
Conversion of redeemable convertible preferred to           --
  Series A preferred stock                                             22          --        6,588            --             --
Net loss                                                    --         --          --           --        (8,388)            --
                                                     ---------  ---------       -----   -----------  ------------           ---
BALANCE, DECEMBER 31, 1996                           $      --  $      22   $     131    $  23,905    $  (13,379)     $      (6)


                                                       TOTAL
                                                     ---------
BALANCE, JANUARY 1, 1994                             $  (1,050)
Exercise of warrants                                        --
Issuance of warrants in connection with debt                23
Amortization of deferred compensation                       10
Issuance of warrant to Conoco                              105
Accretion of redeemable convertible preferred stock
  liquidation value                                       (367)
Net loss                                                (1,301)
                                                     ---------
BALANCE, DECEMBER 31, 1994                              (2,580)
Issuance of warrants in connection with debt                75
Amortization of deferred compensation                       34
Issuance of common stock options                            --
Accretion of redeemable convertible preferred stock
  liquidation value                                       (367)
Net loss                                                (1,226)
                                                     ---------
BALANCE, DECEMBER 31, 1995                              (4,064)
Amortization of deferred compensation                       43
Accretion of redeemable convertible preferred stock
  liquidation value                                       (635)
Acquisition of Ohmicron Corporation                      4,048
Acquisition of EnSys Environmental Products, Inc.       13,059
Conversion of redeemable convertible preferred to
  Series A preferred stock                               6,610
Net loss                                                (8,388)
                                                     ---------
BALANCE, DECEMBER 31, 1996                           $  10,673

        The accompanying notes are an integral part of these statements.

                           STRATEGIC DIAGNOSTICS INC.

                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                     -------------------------------
                                                                                       1996       1995       1994
                                                                                     ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                           $  (8,388) $  (1,226) $  (1,301)
  Adjustments to reconcile net loss to cash used in operating activities-
  Acquired research and development write off                                            8,266         --         --
  Issuance of warrant to Conoco                                                             --         --        105
    Depreciation and amortization                                                          181        135        100
    Equity in income of investment in TSD BioServices                                     (178)       (41)       (42)
    Amortization of deferred compensation                                                   43         34         10
    Imputed interest on note payable                                                        --         75         23
    (Increase) decrease in-
      Receivables                                                                         (753)         1         40
      Inventories                                                                          208        (70)       (87)
      Other current assets                                                                (696)        33       (104)
      Prepaid rent                                                                        (103)        21         23
      Other assets                                                                         159        (66)       (81)
    Increase (decrease) in-
      Accounts payable                                                                     472       (262)       253
      Accrued expenses                                                                     589        138        (28)
      Deferred revenue                                                                    (170)       211         --
                                                                                     ---------  ---------  ---------
      Net cash used in operating activities                                               (370)    (1,017)    (1,089)
                                                                                     ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Restricted cash                                                                           56         26         --
  Investment in TSD BioServices                                                             --         --        (30)
  Proceeds from Ohmicron and EnSys acquisitions                                            807         --         --
  Purchases of property and equipment                                                      (67)       (41)       (73)
                                                                                     ---------  ---------  ---------
      Net cash provided by (used in) investing activities                                  796        (15)      (103)
                                                                                     ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable                                                                --      1,000        500
  Payment on note payable                                                                   --         --       (500)
  Repayments on capital lease obligations                                                  (17)        --         --
  Proceeds from sale of redeemable convertible preferred stock, net                        473         --         --
      Net cash provided by financing activities                                            456      1,000         --
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       882        (32)    (1,192)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                35         67      1,259
                                                                                     ---------  ---------  ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                                               $     917  $      35  $      67
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Cash paid for interest                                                             $       3  $      --  $      53
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------

        The accompanying notes are an integral part of these statements.

                  STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996
                (in thousands, except share and per share data)

1. BACKGROUND:
   -----------

Business
--------
Strategic Diagnostics Inc. (the "Company") develops, manufactures and markets immunoassay based test kits for rapid and inexpensive detection of a wide variety of substances in the water quality, industrial and agricultural market segments.

Business Risks
--------------
The Company is subject to risks of entities in similar stages of development. These risks include the Company's ability to successfully develop, produce and market its products and its dependence on its key collaborative partners and management personnel. Management believes that its current cash resources are sufficient to fund operations into 1998.

Basis of Presentation
---------------------
The historical financial statements presented herein include the consolidated financial statements of Strategic Diagnostics Inc. ("SDI") for all periods and the actual results of Ohmicron Corporation ("Ohmicron") from August 30, 1996 (Note 3) and EnSys Environmental Products, Inc. ("EnSys") from December 30, 1996 (Note 3). As used herein, unless the context requires otherwise, the Company collectively refers to SDI and its subsidiaries for the periods indicated. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   -------------------------------------------
Net Loss Applicable to Common Stockholders
------------------------------------------
Net loss per share applicable to common stockholders for all periods presented is calculated by dividing net loss applicable to common stockholders by the weighted average number of shares outstanding. All shares and per share amounts have been adjusted retroactively to give effect to the equivalent number of shares received by the SDI stockholders in the Easys Merger discussed in Note 3. This retroactive adjustment is reflected in the net loss per share calculations and the Notes to the Consolidated Financial Statements.

                  STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996
                (in thousands, except share and per share data)

Net loss applicable to common stockholders is the sum of the net loss plus the accretion of the redeemable convertible preferred stock liquidation value. Effective December 30, 1996, the redeemable convertible preferred stock was converted into shares of a newly issued class of Series A Preferred Stock (Note 9). No additional accretion will be recorded.

Statement of Cash Flows
-----------------------
The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable
-------------------
The Company classifies both its billed and unbilled receivables as accounts receivable. As of December 31, 1996 and 1995, the allowance for doubtful accounts was $180 and $11, respectively. In 1996, 1995 and 1994, approximately $2, $10 and $3 of write-offs were charged to this allowance which was offset by approximately $81, $9 and $4 charged to earnings in each of the respective years. At December 31, accounts receivable consisted of the following:

                                                1996       1995
                                              ---------  ---------
          Accounts receivable                 $   1,739  $     560
          Unbilled accounts receivable              595        --
                                              ---------  ---------
                                              $   2,334  $     560
                                              ---------  ---------
                                              ---------  ---------


If receivables become uncollectible or unbillable, the Company's policy is to charge these write-offs against the allowance. The Company continually reviews the realizability of its receivables and charges current period earnings for the amount deemed unrealizable.

Inventories
-----------
The Company's inventories, which consist primarily of test kit components and accessories, are valued at the lower of cost or market. Cost is determined using standard costs which approximate average cost. Realization of the Company's inventories is dependent upon the successful marketing of its products. At December 31, inventories consisted of the following:

                                                            1996       1995
                                                          ---------  ---------
     Raw materials                                        $     626  $     383
     Work in progress                                           356         46
     Finished goods                                             575         18
                                                           ---------  ---------
                                                          $   1,557  $     447
                                                           ---------  ---------
                                                           ---------  ---------

                  STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996
                (in thousands, except share and per share data)

LONG-LIVED ASSETS
-----------------
In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present. SFAS No. 121 also addresses accounting for long-lived assets where disposal is expected. Management continually evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of the fixed assets and other assets should be revised or that the remaining balance of such assets may not be recoverable based upon expectations of future undiscounted cash flows in accordance with SFAS No. 121. The Company adopted SFAS No. 121 effective January 1, 1996. As of December 31, 1996, management believes no write-downs or reserves are required.

Property and Equipment
----------------------
Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives (generally three to five years) of the assets.

Revenue Recognition
-------------------
Product related revenues are recognized upon product shipment or based upon management's estimate of the percentage of the project completed (Note 12). Revenue recognized under the Company's collaborative agreements is recorded upon completion of certain performance requirements of the contracts. License revenue is recognized upon transfer of such licenses.

Research and Development
------------------------
Research and development costs are charged to expense as incurred.

Fair Value of Financial Instruments
-----------------------------------
The Company's financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts payable, accrued expenses and capital lease obligations. The book values of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses are considered to approximate their respective fair values. None of the Company's capital lease obligations that are outstanding as of December
31, 1996 have readily ascertainable market values; however, the carrying values are considered to approximate their respective fair values.

                  STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996
                (in thousands, except share and per share data)

Income Taxes
------------
As of December 31, 1996, the Company had a federal net operating loss carryforward of approximately $2,722, which will begin to expire in the year 2009 if not previously used. The net operating loss carryforwards differ from the accumulated deficit principally due to differences in the recognition of certain research and development expenses, depreciation and amortization, other non-deductible reserves and the accretion of preferred stock for financial and federal income tax reporting.

Significant components of SDI's deferred tax assets for federal and state tax purposes as of December 31 are as follows:

                                                      1996       1995
                                                    ---------  ---------
     Net operating loss carryforwards               $     925  $     969
     Other non-deductible reserves                         95         --
     Depreciation and amortization                        (46)       (36)
                                                    ---------  ---------
     Total deferred tax assets                            974        933
     Valuation allowance for deferred tax assets         (974)      (933)
                                                    ---------  ---------
     Net deferred tax assets                        $      --  $      --
                                                    ---------  ---------
                                                    ---------  ---------

In connection with the merger with EnSys and the Ohmicron acquisition (Note
3), the Company acquired certain net operating losses. The amounts of such losses were approximately $22,180 at September 30, 1995 and $15,155 as of December 31, 1995, respectively. The amount of net operating loss carryforwards (including those of SDI) which can be utilized in any one period, if any, will be limited by federal income tax regulations since a cumulative change in ownership of more than 50% has occurred within a three year period. The
Company has recorded a 100% valuation allowance on such items, as determined.

Reclassification
----------------
Certain reclassifications have been made to the prior year financial statements to conform to current year financial statement presentation.

                  STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996
                (in thousands, except share and per share data)

3. MERGERS AND ACQUISITIONS
   ------------------------

Merger with EnSys Environmental Products, Inc.
----------------------------------------------
On December 30, 1996, the Company merged with and into EnSys Environmental Products, Inc. (the "Merger"). The Merger agreement provided that SDI common and preferred stockholders receive .7392048 shares of EnSys stock for each share of SDI Common or Preferred Stock. This resulted in the former SDI stockholders owning 5,780,136 shares of EnSys Common Stock and 2,164,362 shares of EnSys Series A Convertible Preferred Stock or approximately 52% of the 15,219,532 voting shares outstanding after the Merger. In addition to the common and preferred stock noted above, current SDI option and warrant holders received options and warrants to purchase .7818026 shares of EnSys Common Stock for each option or warrant held. Upon consummation of the Merger, SDI option and warrant holders received options and warrants for the purchase of 383,216 and 599,644 shares, respectively, of EnSys Common Stock. The difference in exchange ratios between stockholders and option and warrant holders is due to the stock preferences received by SDI's preferred stockholders upon exchange of their shares. The cost of receiving these preferences was shared by all SDI stockholders upon exchange of their shares, but was not borne by the SDI option and warrant holders.

The Merger was accounted for as a purchase transaction with SDI as the acquiring company. Based on the $1.75 per share closing price of EnSys Common Stock on October 14, 1996, (date of transaction public announcement) the estimated total purchase price of EnSys was $16,133, which consists of the following: (i) the $12,731 market value of the outstanding shares of EnSys Common Stock (7,275,034 shares multiplied by $1.75 per share), (ii) the $328 fair value of the outstanding options and warrants to purchase EnSys Common Stock and (iii) estimated transaction costs of approximately $3,074. Since SDI is the acquirer for accounting purposes, the EnSys options and warrants are required to be valued for purchase accounting purposes as if they are additional consideration in the transaction. The valuation for EnSys options and warrants was provided by an investment banking firm using a traditional valuation approach. Of the approximately $3,074 of estimated transaction costs, approximately $457 relates to severance payments to former EnSys employees, $362 to facility termination and moving and $36 to employee relocation. In connection with the Merger, approximately 35 EnSys employees were terminated in December 1996.

In connection with the Merger, all identifiable assets acquired by SDI including intangible assets were assigned a portion of the cost of the acquired company based on an independent valuation of EnSys' assets. Such allocation included the identification and evaluation of each development project to determine if technological feasibility had been achieved and if there were any alternative future uses. EnSys' primary research and development focus, the

                  STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996
                (in thousands, except share and per share data)


"One Step" assay, is currently under development. If such technology is not fully developed on a timely basis, the existing products may not be competitive enough to satisfy the technical requirements of a changing market or be cost effective despite demonstration of research prototypes by EnSys. The costs of developing the remaining technology for the "One Step" assay is significant. As a result of the substantial time and effort to produce the product in accordance with all functions and specification, it has been determined that technological feasibility has not been achieved. In addition,since alternative uses of this developmental technology do not exist, the costs of such technology has been charged to expense in accordance with SFAS No. 2. Based on the foregoing purchase price, the amount allocated to acquired research and development of $4,353 was charged to the statement of operations at the effective date of the Merger. The remaining amount of intangible assets of approximately $1,167 includes approximately $472 for developed technology, $55 for assembled workforce and $640 for goodwill. The intangible assets purchased will be amortized on a straight-line basis over 7-10 years.

Acquisition of Ohmicron Corporation
-----------------------------------
On August 30, 1996, SDI acquired Ohmicron and certain of its wholly owned subsidiaries for 2,268,456 shares of common stock. Prior to the acquisition, Ohmicron spun-off certain assets and liabilities of another of its wholly-owned subsidiaries, Ohmicron Medical Diagnostics, Inc. The acquisition of Ohmicron was recorded as a purchase transaction accounting using the fair market value of the SDI common stock issued to Ohmicron. The total purchase price of approximately $4,503, including transaction and other costs of $533, has been allocated to the fair market value of the assets acquired and liabilities assumed. Based on the foregoing estimated purchase price, the amount allocated to acquired research and development of $3,913 was charged to the statement of operations at the time of the acquisition. In connection with the Ohmicron transaction, all identifiable assets acquired including intangible assets were assigned a portion of the cost of the acquired company based on an independent valuation of Ohmicron's assets. Such allocation included the evaluation of each development project identified to determine if technological feasibility had been achieved and if there were any alternative future uses. Based on this analysis, it has been determined that technological feasibility has not been achieved, and that alternative uses of this developmental technology do not exist. The cost of such technology has therefore been charged to expense in accordance with SFAS No. 2, "Accounting for Research and Development Costs." The remaining amount of intangible assets of approximately $590 included approximately $384 for developed technology, $103 for assembled workforce and $103 for goodwill. The intangible assets purchased will be amortized on a straight-line basis over 7-10 years. The fair market value of the common stock issued to Ohmicron was based on several factors including recent equity transactions, as well as the subsequently negotiated merger with EnSys. Recent equity transactions included the January 2, 1996 sale of 897,154 shares of redeemable convertible preferred stock at $2.37 per share.

                  STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996
                (in thousands, except share and per share data)


The redeemable convertible preferred stock was mandatorily redeemable and received dividends, registration rights and senior liquidation rights to the common stock. The common stock was valued at $1.75 per share reflecting a discount from the redeemable convertible preferred stock due to the difference in preferences between the two classes of stock.

TSD BioServices Dissolution
---------------------------
In October 1996, SDI entered into an agreement with Taconic Farms, Inc. ("Taconic") to dissolve TSD BioServices, a partnership between Taconic and SDI and to liquidate its assets, in connection with which certain of the rights and assets were distributed to SDI. Upon dissolution, certain rights and assets formerly owned by the joint venture were placed in a wholly-owned subsidiary of SDI. The agreement to dissolve TSD BioServices provides that each of the former partners receive rights to perform services that were considered to be either a core part of that partner's expertise, or an area in which the partner wanted to increase its market presence or technical competency. The dissolution agreement also provided that certain services previously provided by TSD BioServices, such as ascites production and sales and marketing, would be subcontracted to Taconic by SDI in the future based on established fees set annually. For accounting purposes, this transaction will be treated as a purchase, with the consideration provided being SDI's investment of $338 which approximates the fair market value of the assets received.

                  STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996
                  (in thousands, except share and per share data)

Unaudited ProForma Combined Results of Operations
-------------------------------------------------
The following table summarizes the unaudited pro forma combined results of operations for the years ended December 31, 1996 and 1995, assuming that the Merger, the Ohmicron acquisition and the TSD dissolution had occurred on January 1, 1996:

                                            YEAR ENDED DECEMBER 31,
                                            -----------------------
                                                1996       1995
                                             ---------  ---------
                                                  (unaudited)
Revenues                                     $  12,700  $  11,184
                                             ---------  ---------
                                             ---------  ---------
Net loss                                     $  (5,973) $  (7,721)
                                             ---------  ---------
                                             ---------  ---------
Net loss per share                           $   (0.47) $   (0.66)
                                             ---------  ---------
                                             ---------  ---------

The above pro forma information excludes the $8,266 one-time charge to earnings for acquired research and development. The shares used in computing pro forma net loss per common share assumes that the Merger with EnSys, the acquisition of Ohmicron and the TSD BioServices dissolution had occurred on January 1, 1996. In addition the pro forma information excludes accretion of preferred stock (Note 2).

Supplemental Disclosure of Cash Flow Information
------------------------------------------------
The following table displays the net non cash assets that were acquired during 1996 as a result of the Merger and the Ohmicron acquisition:

           Non cash (assets) liabilities:
               Short term investments                              $  (5,710)
               Receivables                                              (808)
               Inventories                                            (1,318)
               Property and equipment                                   (443)
               Restricted cash                                          (126)
               Note receivable                                          (357)
               Intangibles                                            (2,135)
               Accounts payable                                        1,483
               Accrued expenses including acquisition costs            1,128
               Deferred revenue                                          100
               Capital lease obligations                                 152
                                                                     ---------
(                                                                      (8,034)
               Issuance of common stock                               17,107
               Acquired research and development                      (8,266)
                                                                     ---------
           Net cash acquired in business acquisitions              $     807
                                                                     ---------
                                                                     ---------

                  STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996
                (in thousands, except share and per share data)

4. SHORT-TERM INVESTMENTS:
   -----------------------
At December 31, 1996, short-term investments consisted of the following:

                                                                          Unrealized    Carrying
                                                   Principal     Cost     Gain/(Loss)     Value
                                                   ---------   ---------  -----------  -----------
Cash equivalents                                   $   3,502   $   3,502    $ --       $   3,502
Securities of agencies of the U.S. government            689         686      --             686
Commercial paper                                       1,525       1,522      --           1,522
                                                   ---------  -----------   ---------   ---------
                                                   $   5,716   $   5,710    $ --         $  5,710
                                                   ---------  -----------   ---------   ---------
                                                   ---------  -----------   ---------   ---------

The Company considers its investments as being available for sale in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The Company classifies these investments as short term and records them at fair market value. Contractual maturities of the Company's investments in debt securities as of December 31, 1996 are $5,287 in 1997, $284 in 1999 and $139 in 2002.

5. OTHER ASSETS:
   -------------
In December 1993, the Company purchased all product rights, technology, patents, trademarks and other rights for its RapidChek-Registered Trademark-Sulfate Reducing Bacteria product from Conoco Specialty Products Inc. ("Conoco") for $225. This acquisition was being amortized over 10 years. In 1996, the unamortized cost of this asset of $159 was charged to expense as management believed that such asset was not realizable.

Note Receivable
---------------
The company maintains a note receivable from a former executive of EnSys.
The original loan amount was $350 and is secured by the individual's personal residence. The loan bears interest at 5.8% per annum. At December 31, 1996, the outstanding loan balance was approximately $346 of which approximately $6 in principal is payable annually through the year 2000 with the balance payable in January 2001.

Investment in TSD BioServices
-----------------------------
Included in the 1995 financial statements is $160 representing the Company's 50% interest in TSD BioServices under the equity method of accounting. Summarized financial information of TSD BioServices is as follows:

                                             1995       1994
                                          ---------  ---------
Total assets                              $     656  $     502
                                          ---------  ---------
                                          ---------  ---------
Partners' capital                         $     320  $     238
                                          ---------  ---------
                                          ---------  ---------
Revenues                                  $   1,641  $   1,351
                                          ---------  ---------
                                          ---------  ---------
Net income                                $      82  $      84
                                          ---------  ---------
                                          ---------  ---------

                  STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996
               (in thousands, except share and per share data)

In October 1996, the Company entered into an agreement to dissolve TSD BioServices (Note 3) and certain rights and assets formerly owned by the joint venture were placed into a wholly-owned subsidiary of the Company. Prior to the dissolution in 1996, the partnership generated $1,737 of revenues and equity in income of TSD BioServices to the Company of $178.

6. ACCRUED EXPENSES:
   -----------------

                                          1996       1995
                                        ---------  ---------
Legal and professional                  $     260  $      99
Interest                                       --        124
Merger costs                                1,069         --
Other                                         737        105
                                        ---------  ---------
                                        $   2,066  $     328
                                        ---------  ---------
                                        ---------  ---------

7. NOTES PAYABLE:
   --------------
In August 1992, EM Industries, Inc. ("EM"), an affiliate of E Merk (Note 11) loaned the Company $500 at an annual interest rate of 8%. This loan, along with $53 in accumulated interest, was repaid in March 1994.

In October 1994 and April 1995, the holders of the redeemable convertible preferred stock provided $500 and $1,000, in working capital loans to the Company. These notes bore interest at 9% and 10% per annum, respectively, and each became due during 1995. In addition, 89,349 and 223,372 warrants were issued, respectively, for the purchase of common stock of the Company at an exercise price of $2.37 per share. The warrant values deemed for accounting purposes were $23 and $75, respectively, which were recorded as an asset and amortized over the term of the loans. The warrants have an exercise period of five years.

In January 1996, the Company converted the $1,500 of Notes Payable and $124 of accrued interest into 685,952 shares of redeemable convertible preferred stock (Note 9).

                  STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996
                (in thousands, except share and per share data)

8. CAPITAL LEASES
   --------------
The Company leases equipment under capital lease agreements which expire at various dates through 2001. Certain of the leases contain options to purchase the equipment at the end of the respective lease terms. As of December 31, 1996, future minimum capital lease payments are as follows:

                   1997                                $      98
                   1998                                       33
                   1999                                       16
                   2000                                       12
                   2001                                        8
                                                       ---------
                                                             167
                   Less--amount representing
                     interest                                (32)
                                                       ---------
                   Present value of minimum
                     lease payments                          135
                   Less--current portion of capital
                     lease obligations                       (85)
                                                       ---------
                                                       $      50
                                                       =========

9. SERIES A PREFERRED STOCK:
   -------------------------
In June 1993, the Company sold 1,267,208 shares of redeemable convertible preferred stock and received proceeds of $3,000 less $47 of transaction costs. In connection with the 1996 financing, the Company converted the $1,500 of notes payable and $124 of accrued interest into 685,952 shares of redeemable convertible preferred stock at $2.37 per share (Note 7) and received an additional investment of $500 for the purchase of 211,202 shares less transaction costs of $27. All such shares were redeemable with cumulative dividends, at the option of the holders, as defined, beginning in 1998. Dividends have been accreted through the Merger (Note 3).

In connection with the Merger, the redeemable convertible preferred stock plus cumulative dividends were converted into 2,164,362 shares of a newly issued class of Series A Preferred Stock ("Series A"). The Series A has no redemption provisions outside the control of the Company. As a result, the Series A is now classified as a component of stockholders' equity.

                  STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996
                (in thousands, except share and per share data)

The Series A is convertible into one share of common stock at the option of the holder at any time, or at the option of the Company if the closing share price of the Company's common stock exceeds $4.50 per share for a period of 45 business days. The Series A carries an aggregate liquidation preference of $6,378. The Series A contains no annual dividend provisions and is only redeemable in the event the Company converts the Series A into securities of a lesser value, as defined.

10. STOCK OPTIONS AND WARRANTS:
    ---------------------------
Stock Options
-------------
EnSys had two stock option plans (the "1993 Plan" and the "1995 Plan") which authorized the granting of incentive and nonqualified stock options to officers, key employees, directors and consultants. Incentive stock options are granted at not less than 100% of fair market value at the date of grant (110% for stockholders owning more than 10% of the Company's common stock). Non qualified stock options are granted at not less than 85% of fair market value at the date of grant. All previously issued SDI options were converted into the 1995 Plan. A maximum of 1,700,000 shares of common stock are issuable under the 1995 Plan and Options to purchase up to 300,000 shares of common stock had been authorized under the 1993 Plan.

Certain additional options have been granted outside the plans. These options generally follow the provisions of the 1995 Plan.

Information with respect to the stock options granted under the plans and options granted separately from the plans is summarized as follows:

                                                         PRICE     AGGREGATE
                                          NUMBER          RANGE      PRICE
                                          ---------      -------   ---------
Balance, January 1, 1994                  169,353      $     .19   $     32
Granted                                   116,098            .64         74
Canceled                                   (7,036)           .64         (5)
                                          ---------      --------  ---------
Balance, December 31, 1994                278,415        .19-.64         101
Granted                                   146,275        .19-.64          39
Canceled                                  (27,402)           .64         (18)
                                          ---------      --------- ----------
Balance, December 31, 1995                 397,288       .19-.64         122
Options acquired in conjunction with
    the Merger                             461,023      .25-7.50       1,226
Granted                                    200,000     2.00-2.20         420
Canceled                                   (14,072)          .64          (9)
                                          ---------      --------- ----------
Balance, December 31, 1996..............  1,044,239    $ .19-7.50   $   1,759
                                          ---------      --------- ----------
                                          ---------      --------- ----------



                  STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996
                (in thousands, except share and per share data)


    As of December 31, 1996, 818,829 options were exercisable with an aggregate exercise price of $1,411 and 955,761 options were available for future grant under the Plans.

    For options granted, the Company recognizes as deferred compensation the excess of the deemed value for accounting purposes of the common stock issuable upon the exercise of options over the aggregate exercise price of such options. The deferred compensation is amortized over the vesting period of the shares and options.

    In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." Effective January 1, 1995, the Company has elected to adopt the disclosure requirement of this pronouncement. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under SFAS 123, the Company's net loss applicable to common stockholders for 1996 and 1995 would have been $9,113 and $1,610 and net loss per share applicable to common stockholders would have been $2.15 and $0.46, respectively. Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost, and thus pro forma net loss, may not be representative of that to be expected in future years.

    The weighted average fair value at the date of grant for options granted during 1995 and 1996 is estimated at $.47 and $1.46 per share, respectively, using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes model are as follows: dividend yield of 0%, expected volatility of 80%, risk-free interest rate of 6.51% in 1995 and 6.37% in 1996, and an expected option life of 6 years.

Warrants
--------
    In December 1994, in connection with a prior collaboration agreement, the Company issued to Conoco a warrant that enables Conoco to purchase 164,179 shares of the Company's common stock for an exercise price of one dollar. In connection with this exchange, the Company recorded a charge of $105 in 1994 in the statement of operations reflecting the fair value of the warrant. If Conoco exercises this warrant, and the Company completes an equity financing with aggregate proceeds of $7 million or greater, then Conoco has the right to require the Company to repurchase the warrant at a price equal to 164,179 shares multiplied by the price per share received in the equity financing. The warrant expires in November 1999.

                  STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996
                (in thousands, except share and per share data)


In 1993, the Company issued warrants for the purchase of 5,473 shares of common stock at $.19 per share. These warrants expire in 1998.

    In connection with the original issuance of the redeemable convertible preferred stock and the notes payable issued in October 1995 and April 1995 which were subsequently converted to redeemable convertible stock in January 1996, the Company granted warrants to purchase a total of 429,992 shares of common stock at an exercise price of $2.37. The warrants have an exercise price of five years from the dates of grant.

    At December 31, 1996, the Company maintains 3,530 of outstanding warrants granted by EnSys. These warrants contain an exercise price of $4.96 per share and expire in 2001.

11. EM COLLABORATIVE AGREEMENT:
    ---------------------------
    In February 1992, SDI entered into an agreement with EM for the development and manufacture of a product line of immunoassays capable of identifying and quantifying certain substances found on the priority pollutant list published by the Environmental Protection Agency. In connection with this agreement, the Company received $400, $600 and $1,709 in 1996, 1995 and 1994, respectively, for the achievement of certain defined development milestones. In September 1996, the Company acquired the product rights to the D TECH-Registered Trademark- product line from EM in exchange for a royalty payment based on sales of specified products into selected markets and 48,048 shares of common stock.

    The Company made this acquisition in connection with the Ohmicron Acquisition and charged the related cost to acquired research and development.

12. REVENUES:
    ---------
    The Company earns revenue in two major areas: product related revenues and contract and other revenues.

                  STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996
                (in thousands, except share and per share data)

Product Related Revenues
------------------------
    The Company generates product revenue through: (i) the sale of products it has developed or acquired and (ii) through its TSD subsidiary on a percentage of completion basis. Under percentage of completion, revenues earned and related costs incurred are recorded based on management's estimates of the percentage of completion of each project. Product sales are made to collaborative partners, distributors or directly to the end users of the products. Included in product related revenues are royalties earned through the sale of antibodies to a distributor, who pays a royalty based on sales. In addition, from 1994 through August 1996, the Company began receiving royalties based on EM sales of products developed by SDI for EM (Note 11). Royalties earned from EM were $23, $35 and $7 in 1996, 1995 and 1994, respectively.

Contract and Other Revenues
---------------------------
    The Company has entered into various assay development and other collaborative arrangements. Revenue recognized under such collaborative agreements is recorded upon completion of certain performance requirement of the contracts. Other revenues consist primarily of license revenue which is recognized upon the transfer of such license.

Major Customers
---------------
    During 1994, EM (Note 11) was the Company's only major customer, providing revenues of $1,900. During 1995, EM and two customers accounted for 26%, 17% and 14% of the Company's revenue, respectively. During 1996, EM and EnSys (Note 3) accounted for 11% and 19% of the Company's revenues, respectively.

13. TSD BIOSERVICES TRANSACTIONS:
    -----------------------------
    TSD BioServices purchased certain supplies, raw materials and services from Taconic and the Company. In 1996, 1995 and 1994, the Company included in revenues $53, $275 and $208 of contract and other revenues resulting from transactions with TSD BioServices. In October 1996, TSD BioServices was dissolved (see Note 3).

    In 1991, TSD BioServices entered into a five-year management agreement with each of its partners. The agreements provided that the partners could charge TSD BioServices for work performed on behalf of the partnership by any of the partners' principals. TSD BioServices partners elected not to charge TSD BioServices for these and certain other expenses related to the partnership, but rather elected to absorb such costs in the parent organizations. Such costs were immaterial and the management agreement was terminated in 1996.

                  STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996
                (in thousands, except share and per share data)

14. COMMITMENTS AND CONTINGENCIES:
    ------------------------------
    The Company leases its office and manufacturing facilities and other equipment under operating leases. Rent expense for the years ended December 31, 1996, 1995 and 1994, was $250, $226 and $226, respectively. Future commitments under these noncancelable leases at December 31, 1996, are as follows:


              1997                             $     577
              1998                                   499
              1999                                   349
              2000                                   152
              2001                                    93
              2002 and thereafter                    115
                                               ---------
                                               $   1,785
                                               ---------
                                               ---------


    In July 1993, the Company purchased certain equipment, inventory, cell lines and product rights and other assets for Macra-Registered Trademark-Lp(a) from Terumo Medical Corporation ("Terumo") for $128. In connection with this agreement, the Company agreed to pay Terumo a royalty on net sales of the Macra-Registered Trademark- Lp(a) product. The royalty is based on a specified formula, but generally requires the Company to pay a 6% royalty on the net sales of Macra-Registered Trademark- products, with a minimum royalty payment each year of $10. The Company paid Terumo $15, $25 and $43 in royalties under this agreement in 1996, 1995 and 1994, respectively.

    The Company is also party to various claims arising in the ordinary course of business. Although the ultimate outcome of these matters is presently not determinable, management, after consultation with legal counsel, does not believe that the outcome of these matters will have a material adverse effect on the Company's financial position or results of operations.

15. RETIREMENT SAVINGS PLAN:
    ------------------------
    In 1992, the Company instituted a retirement savings plan qualified under
Section 401(k) of the Internal Revenue Code. The plan allows for eligible employees to contribute a portion of their gross wages to the plan. The Company matches employees' contributions on a 50% basis up to 6% of gross wages. In 1996, 1995 and 1994, the Company recognized expense of $51, $51 and $30, respectively, associated with this plan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                   PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information contained under the caption "Election of a Class of Directors" and the information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Definitive Proxy Statement is incorporated herein by reference.


ITEM  11.      EXECUTIVE COMPENSATION

The information contained under the caption "Executive Compensation" in the Company's Definitive Proxy Statement is incorporated herein by reference.


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the caption "Stock Ownership of Principal Stockholders and Management" in the Company's Definitive Proxy Statement is incorporated herein by reference.


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the caption "Certain Relationships and Related Transactions" in the Company's Definitive Proxy Statement is incorporated herein by reference.

                                   PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.    Financial Statements

    See the Consolidated Financial Statements which begin on page F-1 of this Report.


     2.   Financial Statement Schedules

     Financial statement schedules are omitted because they are either not required or not applicable or the required information is reflected in the financial statements or notes thereto.



    3.    Exhibits


                                                                                           Previous
Exhibit                                                                                    Exhibit
Number                                                                                     Number
-------                                                                                    --------
 3.1       Fourth Amended and Restated Certificate of Incorporation of the
           Company                                                                 (1)        4.1

 3.2       Amended and Restated Bylaws of the Company                              (1)        4.2

 4.1       Reference is made to Exhibits 3.1 and 3.2

 4.2       Forms of Warrants to Purchase Common Stock of the Company               (1)        4.4

 10.1      Warrant Agreement dated June 1, 1991 between John Hancock               (2)        10.5
           Leasing Corporation and the Company, as amended December 19,
           1991

 10.2*     EnSys Environmental Products, Inc. 1990 Stock Option Plan               (2)        10.16

 10.3*     EnSys Environmental Products, Inc. 1993 Stock Incentive Plan            (2)        10.17

 10.4*     Amended and Restated EnSys Environmental Products, Inc. 1995
           Stock Incentive Plan                                                    (3)

 10.5      EnSys Environmental Products, Inc. 401(k) Plan Adoption
           Agreement                                                               (2)        10.18

 10.6      Lease Agreement dated June 1, 1989, between the Company and             (2)        10.20
           Imperial Center Partnership and Petula Associates, Ltd. for premises at 4222 Emperor Boulevard, Morrisville, North Carolina, as
           amended December 22, 1991 and April 7, 1993

 10.7      Master Lease Agreement by and between the Company and John              (2)        10.22
           Hancock Leasing Corporation dated April 8, 1991



 10.8      Master Equipment Lease Agreement by and between the Company             (2)        10.23
           and Ally Capital Corporation dated October 20, 1992

 10.9      License Agreement by and between the Company and Meridian               (4)        10.22
           Diagnostics, Inc. dated July 24, 1994

 10.10     Asset Purchase Agreement among EnSys, Millipore Corporation,            (5)        2.1
           and ImmunoSystems, Inc.

 10.11     Agreement and Plan of Merger by and between EnSys and Strategic         (1)        2.1
           Diagnostics Inc. dated as of October 11, 1996

 10.12     Form of Lock-Up Letter Agreement dated December 30, 1996                (1)        10.29
           between the Company and each of Richard Birkmeyer; Anne
           Cavanaugh; Martha Reider; DSV Partners IV; Edison Venture Fund
           II, L.P.; Edison Venture Fund, II-P.A., L.P.; The Perkin-Elmer
           Corporation; EM Industries, Incorporated and CIP Capital L.P.

 10.13     Form of Stockholder Voting Agreement                                    (1)        10.30

 10.14*    Employment Agreement dated December 30, 1996 by and between
           Richard C. Birkmeyer and the Company

 10.15*    Employment Agreement dated December 30, 1996 by and between
           Grover C.Wrenn and the Company

 10.16 Registration Rights Agreement dated December 30, 1996 between the Company and the stockholders listed therein

 10.17     Lease Agreement dated June 24, 1996 by and between Lang
           Associates and Strategic Diagnostics Inc.

 10.18     Industrial Lease dated October 26, 1993, by and between Tober &
           Agnew Properties, Inc. and Strategic Diagnostics Incorporated

 10.19     Industrial Lease dated August 9, 1990, by and between Tober &
           Agnew Properties, Inc. and Strategic Diagnostics Incorporated

 10.20     Industrial Lease dated June 7, 1991 by and between Tober &
           Agnew Properties, Inc. and TSD BioServices

 21.1      Subsidiaries of the Company

 24        Consent of Arthur Andersen LLP

 27        Financial Date Schedule

_____________________________________________
(1) Incorporated by reference to the designated exhibit of the EnSys Registration Statement on Form S-4 ( No. 333-17505) filed on December 9, 1996.

(2) Incorporated by reference to the designated exhibit of the EnSys Registration Statement on Form S-1 ( No. 33-68440) filed on September 3, 1993.

(3) Incorporated by reference to Appendix F to the Joint Proxy
Statement/Prospectus contained in the EnSys Registration Statement on Form S-4 (No. 333-17505) filed on December 9, 1996.

(4) Incorporated by reference to the designated exhibit of the EnSys Form 10-K for the fiscal year ended December 31, 1994.

(5) Incorporated by reference to the designated exhibit of the EnSys Form 10-Q for the fiscal quarter ended March 31, 1996.

*Management contract or compensatory plan.

(b)  Reports on Form 8-K

          None.

                                    SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            STRATEGIC DIAGNOSTICS INC.


Dated: April 11, 1997                    By:    /s/ Richard C. Birkmeyer
                                                -------------------------------
                                                    Richard C. Birkmeyer
                                                    President and Chief
                                                     Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.


Signatures                       Title                                             Date Signed
----------                       -----                                             -----------
/s/ Richard C. Birkmeyer
----------------------------       President, Chief Executive                        April 11, 1997
Richard C. Birkmeyer               Officer and Director
                                   (Principal Executive Officer)

/s/ Gregory J. Bell
----------------------------       Chief Financial Officer                           April 11, 1997
Gregory J. Bell                    (Principal Financial and
                                   Accounting Officer)


/s/ Richard J. Defieux
----------------------------       Director                                          April 11, 1997
Richard J. Defieux

/s/ Robert E. Finnigan, Ph.D
----------------------------       Director                                          April 11, 1997
Robert E. Finnigan, Ph.D

/s/ Kathleen E. Lamb
----------------------------       Director                                          April 11, 1997
Kathleen E. Lamb

/s/ Stephen O. Jaeger
----------------------------       Director                                          April 11, 1997
Stephen O. Jaeger

/s/ Curtis Lee Smith, Jr.
----------------------------      Director                                           April 11, 1997
Curtis Lee Smith, Jr.

/s/ Grover C. Wrenn
----------------------------      Director                                           April 11, 1997
Grover C. Wrenn
