Form 10-Q
period 1997-03-31
STRATEGIC DIAGNOSTICS INC/DE/
filed 1997-05-15
CIK 911649

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the Quarterly Period Ended March 31, 1997
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the Transition Period From       to
                         Commission File Number 0-68440

                           STRATEGIC DIAGNOSTICS INC.
             (Exact name of Registrant as specified in its charter)
                            ------------------------

                     DELAWARE                                           56-1581761
         (State or other jurisdiction of                             (I.R.S. employer
          incorporation or organization)                           identification no.)

                 128 SANDY DRIVE                                          19713
                 NEWARK, DELAWARE                                       (Zip Code)
     (Address of principal executive offices)

       Registrant's telephone number, including area code: (302) 456-6789
                            ------------------------

              Former Name, Former Address and Former Fiscal Year,
                       if Changed Since Last Report: NONE

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X      No
                                              ---        ---

    As of March 31, 1997 there were 13,057,672 outstanding shares of the Registrant's common stock, par value $.01 per share.

                           STRATEGIC DIAGNOSTICS INC.
                                     INDEX

       ITEM                                                         PAGE
------------------------------------------------------------------  ----
PART I............................................................    1
         ITEM 1. Financial Statements (unaudited)..................   1
                Consolidated Balance Sheets.......................    1
                Consolidated Statements of Operations.............    2
                Consolidated Statements of Cash Flows.............    3
                Notes to Consolidated Interim Financial               4
                Statements........................................
         ITEM 2. Management's Discussion and Analysis of Financial   12
                Condition and Results of Operations...............
PART II...........................................................   18
         ITEM 6. Exhibits and Reports on Form 8-K..................  18
SIGNATURES........................................................   19

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                  STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                                  MARCH 31,
                                                                                                 DECEMBER 31,        1997
                                                                                                     1996        (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
ASSETS
------------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS:
  Cash and cash equivalents...................................................................  $          917  $          644
  Short-term investments......................................................................           5,710           4,031
  Receivables, less allowance for doubtful accounts of $180 at December 31, 1996 and March 31,
    1997 (unaudited)..........................................................................           2,334           3,344
  Inventories.................................................................................           1,557           1,674
  Other current assets........................................................................             510             433
------------------------------------------------------------------------------------------------------------------------------
      Total current assets....................................................................          11,028          10,126
------------------------------------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT:
  Equipment...................................................................................           1,002           1,015
  Furniture and fixtures......................................................................              66              66
  Leasehold improvements......................................................................             198             200
------------------------------------------------------------------------------------------------------------------------------
                                                                                                         1,266           1,281
      Less Accumulated depreciation and amortization..........................................            (538)           (651)
------------------------------------------------------------------------------------------------------------------------------
      Net property and equipment..............................................................             728             630
------------------------------------------------------------------------------------------------------------------------------
OTHER ASSETS:
  Note receivable and other assets............................................................             715             717
  Intangible assets, net......................................................................           2,110           2,041
------------------------------------------------------------------------------------------------------------------------------
      Total other assets......................................................................           2,825           2,758
------------------------------------------------------------------------------------------------------------------------------
                                                                                                $       14,581  $       13,514
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
  Accounts payable............................................................................  $        1,566  $        1,115
  Accrued expenses............................................................................           2,066           1,369
  Deferred revenue............................................................................             141             133
  Current portion of capital lease obligations................................................              85              65
------------------------------------------------------------------------------------------------------------------------------
      Total current liabilities...............................................................           3,858           2,682
------------------------------------------------------------------------------------------------------------------------------
CAPITAL LEASE OBLIGATIONS.....................................................................              50              50
------------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS EQUITY:
  Preferred stock, $.01 par value, 17,500,000 shares authorized, no shares issued and
    outstanding...............................................................................        --              --
  Series A preferred stock, $.01 par value, 2,164,362 shares authorized, issued and
    outstanding...............................................................................              22              22
  Common stock, $.01 par value, 35,000,000 shares authorized, 13,055,170 and 13,057,672 issued
    and outstanding at December 31, 1996 and March 31, 1997 (unaudited), respectively.........             131             131
  Additional paid-in capital..................................................................          23,905          23,905
  Accumulated deficit.........................................................................         (13,379)        (13,270)
  Deferred compensation.......................................................................              (6)             (6)
------------------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity..............................................................          10,673          10,782
------------------------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity..............................................  $       14,581  $       13,514
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these statements.

                  STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                              THREE MONTHS ENDED MARCH 31,
-------------------------------------------------------------------------------------------------------------------------
                                                                                                   1996          1997
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
NET REVENUES:
  Product Related.............................................................................   $     600   $      2,402
  Contract and other..........................................................................         569            371
-------------------------------------------------------------------------------------------------------------------------
      Total net revenues......................................................................       1,169          2,773
-------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
  Manufacturing...............................................................................         417            809
  Research and development....................................................................         408            494
  Selling, general and administrative.........................................................         204          1,430
-------------------------------------------------------------------------------------------------------------------------
      Total operating expenses................................................................       1,029          2,733
-------------------------------------------------------------------------------------------------------------------------
      Operating income........................................................................         140             40
INTEREST INCOME, NET..........................................................................           4             69
EQUITY IN INCOME OF TSD BIOSERVICES...........................................................          73        --
-------------------------------------------------------------------------------------------------------------------------
NET INCOME....................................................................................         217            109
ACCRETION OF REDEEMABLE CONVERTIBLE PREFERRED STOCK LIQUIDATION VALUE.........................        (159)       --
-------------------------------------------------------------------------------------------------------------------------
NET INCOME APPLICABLE TO COMMON STOCKHOLDERS..................................................   $      58   $        109
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
NET INCOME PER SHARE APPLICABLE TO COMMON STOCKHOLDERS........................................   $     .02   $        .01
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
SHARES USED IN COMPUTING NET INCOME PER SHARE APPLICABLE TO COMMON STOCKHOLDERS...............   3,464,000     15,585,000
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these statements.

                  STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                THREE MONTHS ENDED MARCH 31,
---------------------------------------------------------------------------------------------------------------------------
                                                                                                     1996          1997
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...................................................................................    $     217     $     109
  Adjustments to reconcile net income to cash used in operating activities-
    Depreciation and amortization..............................................................           45           182
    Amortization of deferred compensation......................................................           16        --
    (Increase) decrease in-
      Receivables..............................................................................         (157)       (1,010)
      Inventories..............................................................................          (18)         (117)
      Other current assets.....................................................................           (8)           77
      Note receivable and other assets.........................................................           (6)           (2)
    Increase (decrease) in-
      Accounts payable.........................................................................          (21)         (451)
      Accrued expenses.........................................................................          (84)         (697)
      Deferred revenue.........................................................................           32            (8)
---------------------------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) operating activities......................................           16        (1,917)
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment..........................................................       --               (15)
  Short-term investment activity, net..........................................................       --             1,679
---------------------------------------------------------------------------------------------------------------------------
  Net cash provided by investing activities....................................................       --             1,664
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of redeemable convertible preferred stock, net............................          473        --
  Repayments on capital lease obligations......................................................       --               (20)
---------------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities..........................................          473           (20)
---------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........................................          489          (273)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.................................................           35           917
---------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.......................................................    $     524     $     644
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Cash paid for interest.......................................................................    $       1     $       8

        The accompanying notes are an integral part of these statements.

                  STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. BACKGROUND:

    BUSINESS

    Strategic Diagnostics Inc. (the "Company") develops, manufactures and markets immunoassay based test kits for rapid and inexpensive detection of a wide variety of substances in the water quality, industrial and agricultural market segments.

    BUSINESS RISKS

    The Company is subject to risks of entities in similar stages of development. These risks include the Company's ability to successfully develop, produce and market its products and its dependence on its key collaborative partners and management personnel. Management believes that its current cash resources are sufficient to fund operations for at least the next 18 months.

    BASIS OF PRESENTATION AND INTERIM FINANCIAL STATEMENTS

    The accompanying balance sheets at December 31, 1996 and March 31, 1997, and the statements of operations and cash flows for the three months ended March 31, 1997 include the consolidated financial statements of the Company. All intercompany balances and transactions have been eliminated in consolidation. For comparative purposes, the statements of operations and cash flows for the three months ended March 31, 1996 include Strategic Diagnostics Inc. ("SDI") prior to its acquisition of Ohmicron Corporation ("Ohmicron"), which occurred on August 30, 1996 (Note 3) and its merger with EnSys Environmental Products, Inc. ("EnSys") which occurred on December 30, 1996 (Note 3). Also presented where indicated, is selected pro forma information for the three months ended March 31, 1996, which includes SDI, Ohmicron and EnSys as if the EnSys and Ohmicron transactions had occurred on January 1, 1996.

    The accompanying unaudited consolidated interim financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding financial reporting. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. In the opinion of management, the accompanying financial statements include all adjustments (all of which are of a normal recurring nature) necessary for a fair presentation. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results expected for the full year.

    USE OF ESTIMATES

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

2. NET INCOME PER SHARE APPLICABLE TO COMMON STOCKHOLDERS

    Net income per share applicable to common stockholders for all periods presented is calculated by dividing net income applicable to common stockholders by the weighted average number of shares outstanding. All shares and per share amounts have been adjusted retroactively to give effect to the equivalent number of shares received by the SDI stockholders in the EnSys Merger discussed in Note
3. This retroactive adjustment is reflected in the net income per share calculations and the Notes to the Consolidated Interim Financial Statements.

    Net income applicable to common stockholders is the sum of the net income less the accretion of the redeemable convertible preferred stock liquidation value. Effective December 30, 1996, the redeemable convertible preferred stock was converted into shares of a newly issued class of Series A Preferred Stock (Note 7). No additional accretion will be recorded.

3. MERGERS AND ACQUISITIONS

    MERGER WITH ENSYS ENVIRONMENTAL PRODUCTS, INC.

    On December 30, 1996, SDI merged with and into EnSys Environmental Products, Inc. (the "Merger"). The Merger agreement provided that SDI Common and Preferred stockholders receive .7392048 shares of EnSys stock for each share of SDI Common or Preferred Stock. This resulted in the former SDI stockholders owning 5,780,136 shares of EnSys Common Stock and 2,164,362 shares of EnSys Series A Convertible Preferred Stock or approximately 52% of the 15,219,532 voting shares outstanding after the Merger. In addition to the Common and Preferred stock noted above, SDI option and warrant holders received options and warrants to purchase .7818026 shares of EnSys Common Stock for each option or warrant held. Upon consummation of the Merger, SDI option and warrant holders received options and warrants for the purchase of 383,216 and 599,644 shares, respectively, of EnSys Common Stock. The difference in exchange ratios between stockholders and option and warrant holders is due to the stock preferences received by SDI's preferred stockholders upon exchange of their shares. The cost of receiving these preferences was shared by all SDI stockholders upon exchange of their shares, but was not borne by the SDI option and warrant holders.

    The Merger was accounted for as a purchase transaction with SDI as the acquiring company. Based on the $1.75 per share closing price of EnSys Common Stock on October 14, 1996, (date of transaction public announcement) the estimated total purchase price of EnSys was $16,133, which consists of the following: (i) the $12,731 market value of the outstanding shares of EnSys Common Stock (7,275,034 shares multiplied by $1.75 per share), (ii) the $328 fair value of the outstanding options and warrants to purchase EnSys Common Stock and (iii) estimated transaction costs of approximately $3,074. Since SDI is the acquiror for accounting purposes, the EnSys options and warrants are required to be valued for purchase accounting purposes as if they are additional consideration in the transaction. The valuation for EnSys options and warrants was provided by an investment banking firm using a traditional valuation approach. Of the approximately $3,074 of estimated transaction costs, approximately $457 relates to severance payments to former EnSys employees, $362 to facility termination and moving and $36 to employee relocation. In connection with the Merger, approximately 35 EnSys employees were terminated in December 1996.

    In connection with the Merger, all identifiable assets acquired by SDI, including intangible assets, were assigned a portion of the cost of the acquired company based on an independent valuation of EnSys' assets. Such allocation included the identification and evaluation of each development project to determine if technological feasibility had been achieved and if there were any alternative future uses. EnSys' primary research and development focus, the "One Step" assay, is currently under development. If such technology is not fully developed on a timely basis, the existing products may not be competitive enough to satisfy the technical requirements of a changing market or be cost effective, despite demonstration of research prototypes by EnSys. The costs of developing the remaining technology for the "One Step" assay is significant. As a result of the substantial time and effort to produce the product in accordance with all functions and specification, it has been determined that technological feasibility has not been achieved. In addition, since alternative uses of this developmental technology do not exist, the costs of such technology has been charged to expense in accordance with SFAS No. 2. Based on the foregoing purchase price, the amount allocated to acquired research and development of $4,353 was charged to the statement of operations at the effective date of the Merger. The remaining amount of intangible assets of approximately $1,167 includes approximately $472 for developed technology, $55 for assembled workforce and $640 for goodwill. The intangible assets purchased are being amortized on a straight-line basis over 7-10 years. Amortization expense included in selling, general and administrative in the accompanying consolidated statement of operations, for the three months ended March 31, 1997 is approximately $34.

    ACQUISITION OF OHMICRON CORPORATION

    On August 30, 1996, SDI acquired Ohmicron and certain of its wholly owned subsidiaries for 2,268,456 shares of common stock. Prior to the acquisition, Ohmicron spun-off certain assets and liabilities of another of its wholly-owned subsidiaries, Ohmicron Medical Diagnostics, Inc. The acquisition of Ohmicron was recorded as a purchase transaction accounting using the fair market value of the SDI common stock issued to Ohmicron. The total purchase price of approximately $4,503, including transaction and other costs of $533, has been allocated to the fair market value of the assets acquired and liabilities assumed. Based on the foregoing estimated purchase price, the amount allocated to acquired research and development of $3,913 was charged to the statement of operations at the time of the acquisition. In connection with the Ohmicron transaction, all identifiable assets acquired including intangible assets were assigned a portion of the cost of the acquired company based on an independent valuation of Ohmicron's assets. Such allocation included the evaluation of each development project identified to determine if technological feasibility had been achieved and if there were any alternative future uses. Based on this analysis, it has been determined that technological feasibility has not been achieved, and that alternative uses of this developmental technology do not exist. The cost of such technology has therefore been charged to expense in accordance with SFAS No. 2, "Accounting for Research and Development Costs." The remaining amount of intangible assets of approximately $590 included approximately $384 for developed technology, $103 for assembled workforce and $103 for goodwill. The intangible assets purchased are being amortized on a straight-line basis over 7-10 years. Amortization expense included in selling, general and administrative in the accompanying consolidated statement of operations for the three months ended March 31, 1997 is approximately $19. The fair market value of the common stock issued to Ohmicron was based on several factors including recent equity transactions, as well as the subsequently negotiated Merger. Recent equity transactions included the January 2, 1996 sale of 897,154 shares of redeemable convertible preferred stock at $2.37 per share.

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

    UNAUDITED PRO FORMA COMBINED RESULTS OF OPERATIONS

    The following table summarizes the unaudited pro forma combined results of operations for the three months ended March 31, 1996, assuming that the Merger, the Ohmicron acquisition and the TSD BioServices dissolution had occurred on January 1, 1996:

Revenues.....................................................................  $   2,856
Net loss.....................................................................  $  (1,603)
Net loss per share...........................................................  $    (.12)

    The above pro forma information excludes the $1,700 one-time charge to earnings for acquired research and development.

    The shares used in computing pro forma net loss per common share assumes that the Merger with EnSys, the acquisition of Ohmicron and the TSD BioServices dissolution had occurred on January 1, 1996. In addition the pro forma information excludes accretion of preferred stock (Note 2).

4. SHORT-TERM INVESTMENTS:

                                                                                                 December 31         March 31,
                                                                                                     1996              1997
                                                                                                 -------------    -------------
                                                                                                                   (UNAUDITED)
Cash equivalents................................................................................  $   3,502          $   2,347
Securities of agencies of the U.S. Government...................................................        686                 79
Commercial paper................................................................................      1,522              1,605
                                                                                                  ---------        ------------
                                                                                                  $   5,710          $   4,031
                                                                                                  ---------        ------------
                                                                                                  ---------        ------------

    The Company considers its investments as being available for sale in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The Company classifies these investments as short term and records them at fair market value.

5. NOTES PAYABLE:

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

    In January 1996, the Company converted the $1,500 of Notes Payable and $124 of accrued interest into 685,952 shares of redeemable convertible preferred stock (Note 7).

6. SERIES A PREFERRED STOCK:

    In June 1993, the Company sold 1,267,208 shares of redeemable convertible preferred stock and received proceeds of $3,000 less $47 of transaction costs. In connection with the 1996 financing, the Company converted the $1,500 of notes payable and $124 of accrued interest into 685,952 shares of redeemable convertible preferred stock at $2.37 per share (Note 6) and received an additional investment of $500 for the purchase of 211,202 shares less transaction costs of $27. All such shares were redeemable with cumulative dividends, at the option of the holders, as defined, beginning in 1998. Dividends have been accreted through the Merger (Note 3).

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

    The information included in this report on Form 10-Q contains forward looking statements reflecting the current expectations of Strategic Diagnostics Inc. and its subsidiaries (the "Company"). Investors are cautioned that all forward looking statements involve risks and uncertainties, that may cause actual results to differ from those anticipated at this time. Such risks and uncertainties include, without limitation, changes in demand for products, delays in product development, failure to obtain necessary regulatory approvals, modifications to development and sales relationships, the ability to integrate the acquired businesses and achieve anticipated synergies, and competition.

BACKGROUND

    The Company is the entity resulting from the combination of EnSys Environmental Products, Inc. ("EnSys"), Ohmicron Corporation ("Ohmicron"), and Strategic Diagnostics Inc. ("SDI"). On August 30, 1996 Ohmicron was merged with and into SDI, with certain Ohmicron shareholders and note holders receiving shares of SDI common stock. On December 30, 1996, SDI was merged with and into EnSys. The surviving entity was then renamed Strategic Diagnostics Inc. Each of the transactions was accounted for as a purchase transaction with SDI as the acquiring company and, therefore, the surviving company for financial reporting purposes. As a result, the unaudited historical financial information presented herein includes the results of SDI for all periods and the results of Ohmicron from August 30, 1996 and EnSys from December 30, 1996, (the "Historical Financial Statements").

    EnSys was formed in 1984 to develop proprietary biotechnology based test systems designed for fast and inexpensive detection of various chemicals in soil and water samples. EnSys raised approximately $30 million in equity financing, including approximately $16 million from the sale of 1,800,000 shares of EnSys common stock in its initial public offering in October 1993. Since 1991, EnSys commercialized eleven immunoassay test kits and four other test kits for the detection of various environmental contaminants. EnSys marketed and sold these test kits and other associated products and services to environmental consulting and engineering firms, hazardous waste processing firms, environmental testing laboratories, and various state and federal agencies through distributors and a regionally based direct sales force in the US. EnSys also marketed and sold its products in Europe through EnSys (Europe) Limited, a wholly owned subsidiary of EnSys. In March 1996, EnSys acquired from Millipore, Inc. certain assets, which consisted primarily of inventory, work-in-process, equipment, intellectual property rights, contract rights and customer lists related to Millipore's EnviroGard-TM-product line for $1 million and 1,100,000 shares of EnSys common stock.

    Ohmicron was founded in 1984 and began marketing its RaPID
Assay-Registered -TM- products in 1991 to the same general market and in the same fashion as previously described for EnSys.

    Since its inception in 1990, SDI has focused on using proprietary technology and know-how to develop, manufacture and market immunoassay test kits for applications primarily in the water quality, industrial testing and agricultural markets. Commercial operations were initiated with a contact with a corporate partner (a large integrated chemical company) to develop an immunoassay test to detect certain corrosion causing bacteria. This product was introduced in late 1991 and SDI purchased all rights and technology related to this product in 1994.

    In February 1992, SDI entered into a $3.9 million research and development partnership with EM Industries, Inc. (an affiliate of Merck KGaA, Darmstadt, Germany) for the development and manufacture of a line of immunoassay test kits capable of identifying and quantifying targeted priority pollutants. The first products under this agreement were introduced in 1993. Through August 1996, these products were manufactured by SDI and marketed by EM Industries, Inc. In September 1996, EM Industries, Inc. and SDI reached an agreement whereby the February 1992 agreement was terminated, together with EM Industries, Inc.'s marketing rights thereunder, in exchange for certain specified royalty payments to EM Industries, Inc. and shares of SDI common stock. The marketing activities with respect to such products are now the responsibility of the Company.

    Since 1992, the Company has entered into research and development agreements with multiple corporate partners that have led to the introduction of various products to the water quality, industrial testing, agricultural and other markets. These agreements generally provide that sales and marketing costs associated with a new product are borne by the corporate partner. In addition, the Company currently sells directly other products that it has developed or acquired.

RESULTS OF OPERATIONS

    As described above, the Historical Financial Statements presented herein include the results of SDI for all periods and the results of Ohmicron from August 30, 1996 and EnSys from December 30, 1996.

    For comparative purposes, the following table sets forth the pro forma results of operations for the periods indicated. The 1996 unaudited pro forma information presents the combined results as if the mergers with EnSys and Ohmicron had been completed at January 1, 1996 and includes the results of operations of SDI prior to the mergers, Ohmicron and EnSys, (the "Pro Forma Financial Information").

           SELECTED FINANCIAL DATA AND PRO FORMA COMBINED INFORMATION

                                                                         THREE MONTHS ENDED
                                                    ------------------------------------------------------------
                                                                         PRO FORMA                      ACTUAL
                                                    -------------------------------------------------   --------
                                                    MARCH-96 (1)   JUNE-96   SEPT-96 (2)   DEC-96 (3)   MARCH-97
                                                    ------------   -------   -----------   ----------   --------
NET REVENUES:
Product related...................................     2,328        3,247       3,049         2,310      2,402
Contract and other................................       528          523         422           293        371
                                                      ------       -------      -----      ----------   --------
      Total net revenues..........................     2,856        3,770       3,471         2,603      2,773
                                                      ------       -------      -----      ----------   --------
OPERATING EXPENSES:
Manufacturing.....................................     1,292        1,413       1,590         1,652        809
Research & development............................     1,164          920         657           591        494
Selling, general and administrative...............     2,173        2,107       1,682         2,320      1,430
                                                      ------       -------      -----      ----------   --------
      Total Operating expenses....................     4,629        4,440       3,929         4,563      2,733
                                                      ------       -------      -----      ----------   --------
Operating income..................................    (1,773)        (670)       (458)       (1,960)        40
INTEREST INCOME, NET..............................       170          139         158           122         69
                                                      ------       -------      -----      ----------   --------
NET INCOME........................................    (1,603)        (531)       (300)       (1,838)       109
                                                      ------       -------      -----      ----------   --------
                                                      ------       -------      -----      ----------   --------

------------------------

(1) Pro forma data excludes $1.7 million of acquired research and development expenses incurred in connection with the acquisition of the EnviroGard-TM-product line from Millipore, Inc. in March 1996. See the Historical Financial Information for 1996 actual results.

(2) Pro forma data excludes $3.9 million of acquired research and development expenses incurred in connection with the acquisition of Ohmicron.

(3) Pro forma data excludes $4.4 million of acquired research and development expenses incurred in connection with the acquisition of EnSys.

PRO FORMA FINANCIAL INFORMATION

    THREE MONTHS ENDED MARCH 31, 1997 VS 1996

    Product related revenues increased in the period by $74,000 (3%) to approximately $2.4 million while contract and other revenues decreased by $157,000 (30%) to $371,000. These changes result from the Company's increased emphasis on increasing revenues by marketing developed products over additional research and development projects. The increase in product related revenues was achieved while the Company continued the integration activities associated with the mergers of EnSys and Ohmicron during 1997. These activities will continue in 1997, however, the Company's sales efforts became more productive during the quarter ended March 31, 1997 as efforts to inform customers of the breadth and scope of the Company's integrated product lines began to produce favorable results. The Company expects product related revenues to increase further in 1997 as these and other customer driven initiatives reach the market place. Research and development contracts continue to be integral to the Company's operations, however, the proportion of these activities to the Company's total operations is expected to decline. Contract and other revenues are expected to increase slightly over the first quarter 1997 levels. These contracts historically have been large and long-term in nature, accordingly such revenues tend to fluctuate from quarter-to-quarter.

    A significant portion of the Company's revenues in 1997 is, and will be, generated from the environmental remediation industry. Historically, remediation activities have followed seasonal patterns, with lower levels of activity during the period from October to March. Therefore, SDI's sales in a particular quarter in 1997 may not be indicative of its revenues for any subsequent quarter during the year.

    Total operating expenses decreased $1.9 million from the prior period to $2.7 million. This decrease results primarily from lower costs associated with more efficient operations of the combined companies after the mergers. The combined Company has a lower level of personnel costs compared with each of the separate companies combined. At March 31, 1997, the Company had approximately 100 employees versus 230 employees on a combined basis at March 31, 1996. Efficiencies were also achieved as duplicate facilities were closed. The operations in North Carolina and portions of the Pennsylvania operation have been consolidated into the Company's Delaware facility.

    Manufacturing expenses include the costs of products sold and decreased $483,000 in 1997 to $809,000 (37%). This decrease is due to the items referred to above. The Company expects gross profit margins to increase in 1997 due to an increase in the sales of its products, efficiencies gained through consolidation and the elimination of product sales at cost to EM Industries, Inc. that occurred in 1996.

    Research and development expenses decreased $670,000 to $494,000 (58%). This decrease is attributable to the consolidation of EnSys research and development projects under way during the first half of 1996 as well as the factors noted above. These expenses are expected to increase slightly over the first quarter 1997 levels.

    Selling, general and administrative expenses decreased $743,000 to $1.4 million (34%). The decrease is due to the items noted above. These expenses are expected to increase slightly over the first quarter of 1997 levels.

    Net interest income decreased $101,000 to $69,000. This decrease is attributable primarily to a lower average balance of investments at March 31, 1997. Net interest income is expected to be slightly lower for the balance of 1997.

    THREE MONTHS ENDED MARCH 31, 1997 VS DECEMBER 31, 1996

    Total net revenues increased over the three month period ended December 31, 1996 by $170,000 (7%). Product related sales increased $92,000 (4%). This increase reflects the favorable effects of the efforts the Company made during the quarter to stabilize and further develop customer relationships after the mergers. This increase also was achieved as demand for the Company's immunoassay based test kits remained strong during the first quarter of 1997 despite seasonal factors, such as cold weather, that historically have made the first quarter the slowest selling period of the year. Additionally, sales of the Company's products to the agricultural and water quality market segments (segments that are less seasonal) continued to be strong in 1997. Contract and other revenues increased

$78,000 (27%). This increase is due to the initiation of a research and development project during the first quarter. Product related and contract revenues are expected to increase over the first quarter 1997 levels for the reasons noted above.

    Total operating expenses declined $1.8 million (40%). Included in this total, manufacturing costs decreased $843,000 (51%), research and development costs decreased $97,000 (16%) and selling, general and administrative costs decreased $890,000 (38%). These decreases are attributable to increased efficiencies arising from the mergers as described above.

    Net interest income decreased $53,000 (43%). This decrease is attributable primarily to a lower average balance of investments at March 31, 1997.

HISTORICAL FINANCIAL STATEMENTS

    As described above, the Historical Financial Statements presented herein include the results of SDI for all periods and the results of Ohmicron from August 30, 1996 and EnSys from December 30, 1996.

    THREE MONTHS ENDED MARCH 31, 1997 VS 1996

    Revenues for the period increased by $1.6 million to $2.8 million (137%) from 1996 to 1997. Of this total, product related revenues increased $1.8 million to $2.4 million (300%) and contract and other revenues decreased $198,000 to $371,000 (35%). The increase in total net revenue and product related revenue is attributable to the additional products and customers arising from the merger of SDI, Ohmicron and EnSys. The decrease in contract and other revenue reflects the decreased emphasis by the Company on research and development contract revenues in favor of the marketing of developed products as described above.

    Total operating expenses increased $1.7 million to $2.7 million (166%). Of this total, manufacturing costs increased $392,000 to $809,000 (94%), research and development expenses increased $86,000 to $494,000 (21%) and selling, general and administrative expenses increased $1.2 million to $1.4 million (601%). All of these increases are due to the combination of SDI, Ohmicron and EnSys.

    Net interest income increased $65,000 to $69,000 during the period. This increase is due to the investments acquired in the combinations.

    Equity in income of TSD BioServices (a partnership) was eliminated in 1997 as TSD was dissolved in 1996 and became a wholly owned subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital which consists principally of cash, cash equivalents and marketable investments, increased $274,000 from December 31, 1996 to $7.4 million at March 31, 1997. Cash, cash equivalents and short-term investments decreased $2.0 million to $4.7 million. This decrease was used to reduce accounts payable and accrued expenses by $1.1 million and finance increases in accounts receivable and inventories of $1.1 million and was net of increases attributable to changes in other current assets and liabilities of $49,000 and net income of $109,000.

    The Company believes that its current cash, cash equivalents and marketable securities will be sufficient to meet its working capital and funding needs for at least the next 18 months. However, the Company's ability to meet its long-term working capital and capital expenditure requirements will depend on a number of factors, including the success of the Company's current and future products, the focus and direction of the Company's research and development programs, competitive and technological advances, future relationships with corporate partners, government regulation and the Company's marketing and distribution strategy. Accordingly, there can be no assurance that the Company will be able to meet its long-term requirements.

                                    PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

    27 Financial Data Schedule (in electronic format only)

    (b) Reports on Form 8-K: The Company filed the following 3 reports on Form 8-K for the quarter ended March 31, 1997.

    On January 14, 1997, the Company filed a report on Form 8-K responding to
Item 2 of that Form reporting upon the merger between Strategic Diagnostics Inc. and EnSys Environmental Products, Inc. which occurred on December 30, 1996. Historical financial statements of the constituent corporations and pro forma financial statements were incorporated by reference into the Form 8-K from the Company's Form S-4 (File No. 333-17505).

    On February 5, 1997 and February 12, 1997 the Company filed a Form 8-K and Form 8-K/A, respectively responding to Item 4 of Form 8-K reporting upon a change in the Company's accountants that occurred on January 29, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          STRATEGIC DIAGNOSTICS INC.

                                          (Registrant)

SIGNATURE                                                                      TITLE                               DATE
-----------------------------------------------------  -----------------------------------------------------  ---------------

/s/ RICHARD C. BIRKMEYER                               President and Chief Executive Officer                  May 15, 1997
---------------------------                            (Principal Executive Officer)
Richard C. Birkmeyer

/s/ ARTHUR A. KOCH, JR.                                Vice President and Chief Financial Officer             May 15, 1997
---------------------------                            (Principal Financial Officer)
Arthur A. Koch, Jr.