Form 10-Q
period 1997-06-30
STRATEGIC DIAGNOSTICS INC/DE/
filed 1997-08-12
CIK 911649

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                             -----------------------------
                                      FORM 10-Q


(Mark One)
    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934    For the Quarterly Period Ended June 30, 1997

    [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934    For the Transition Period From        to
                                                       ------    -------


                            Commission File Number 0-68440



                              STRATEGIC DIAGNOSTICS INC.
                (Exact name of Registrant as specified in its charter)
                                  --------------------


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


    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                               ---       ---
    As of June 30, 1997 there were 13,089,949 outstanding shares of the Registrant's common stock, par value $.01 per share.

                           STRATEGIC DIAGNOSTICS INC.
                                     INDEX

ITEM                                                                                                            PAGE
-----------------------------------------------------------------------------------------------------------     -----
PART I.....................................................................................................           1
    ITEM 1. Financial Statements (Unaudited)...............................................................           1
        Consolidated Balance Sheets--December 31, 1996 and June 30, 1997...................................           1
        Consolidated Statements of Operations--Three months and six months ended June 30, 1996 and 1997....           2
        Consolidated Statements of Cash Flows--Six months ended June 30, 1996 and 1997.....................           3
        Notes to Consolidated Interim Financial Statements.................................................           4
    ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..........          10
PART II....................................................................................................          18
    ITEM 4. Submission of Matters to a Vote of Securities Holders..........................................          18
    ITEM 6. Exhibits and Reports on Form 8-K...............................................................          18
SIGNATURES.................................................................................................          19

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                  STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                             DECEMBER
                                                                                                31,       JUNE 30,
                                                                                               1996         1997
                                                                                            -----------  -----------
                                                                                                         (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...............................................................   $     917    $     803
  Short-term investments..................................................................       5,710        3,690
  Receivables, less allowance for doubtful accounts of $180...............................       2,334        3,434
  Inventories.............................................................................       1,557        1,779
  Other current assets....................................................................         510          274
      Total current assets................................................................      11,028        9,980
PROPERTY AND EQUIPMENT:
  Equipment...............................................................................       1,002        1,024
  Furniture and fixtures..................................................................          66           66
  Leasehold improvements..................................................................         198          221
                                                                                                 1,266        1,311
  Less Accumulated depreciation and amortization..........................................        (538)        (764)
      Net property and equipment..........................................................         728          547
OTHER ASSETS:
  Note receivable and other assets........................................................         715          716
  Intangible assets.......................................................................       2,110        1,971
      Total other assets..................................................................       2,825        2,687
                                                                                             $  14,581    $  13,214
LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES:
  Accounts payable........................................................................   $   1,566    $     697
  Accrued expenses........................................................................       2,066        1,178
  Deferred revenue........................................................................         141          114
  Current portion of capital lease obligations............................................          85           42
      Total current liabilities...........................................................       3,858        2,031
CAPITAL LEASE OBLIGATIONS.................................................................          50           50
COMMITMENTS AND CONTINGENCIES STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 17,500,000 shares authorized, no shares issued and
    outstanding...........................................................................      --           --
  Series A preferred stock, $.01 par value, 2,164,362 shares authorized, issued and
    outstanding...........................................................................          22           22
  Common stock, $.01 par value, 35,000,000 shares authorized, 13,055,170 and 13,089,949 issued and outstanding at December 31, 1996 and June 30, 1997 (unaudited),
    respectively..........................................................................         131          131
  Additional paid-in capital..............................................................      23,905       23,905
  Accumulated deficit.....................................................................     (13,379)     (12,919)
  Deferred compensation...................................................................          (6)          (6)
      Total stockholders' equity..........................................................      10,673       11,133
                                                                                             $  14,581    $  13,214

        The accompanying notes are an integral part of these statements.

                  STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                                    THREE MONTHS               SIX MONTHS
                                                                   ENDED JUNE 30             ENDED JUNE 30,
                                                              ------------------------  ------------------------
                                                                 1996         1997         1996         1997
                                                              ----------  ------------  ----------  ------------
NET REVENUES:
  Product Related...........................................  $      625  $      3,103  $    1,225  $      5,506
  Contract and other........................................         525           395       1,094           766
      Total net revenues....................................       1,150         3,498       2,319         6,272
OPERATING EXPENSES:
  Manufacturing.............................................         511         1,440         928         2,250
  Research and development..................................         374           409         782           903
  Selling, general and administrative.......................         248         1,358         452         2,788
      Total operating expenses..............................       1,133         3,207       2,162         5,941
      Operating income......................................          17           291         157           331
INTEREST INCOME, NET........................................           4            60           8           129
EQUITY INCOME OF TSD BIOSERVICES............................          90       --              163       --
NET INCOME (LOSS)...........................................         111           351         328           460
ACCRETION OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
  LIQUIDATION VALUE.........................................        (159)      --             (318)      --
NET INCOME APPLICABLE TO COMMON STOCKHOLDERS................  $      (48) $        351  $       10  $        460
NET INCOME PER SHARE APPLICABLE TO COMMON STOCKHOLDERS......  $     (.01) $        .02  $        0  $        .03
SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE
  APPLICABLE TO COMMON STOCKHOLDERS.........................   3,464,000    15,520,000   3,464,000    15,553,000

        The accompanying notes are an integral part of these statements.

                  STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                     SIX MONTHS ENDED
                                                                                                         JUNE 30,
                                                                                                   --------------------
                                                                                                     1996       1997
                                                                                                   ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.......................................................................................  $     328  $     460
Adjustments to reconcile net income to cash used in operating
Depreciation and amortization....................................................................         92        365
Amortization of deferred compensation............................................................         33     --
(Increase) decrease in-
  Receivables....................................................................................       (295)    (1,100)
  Inventories....................................................................................        (75)      (222)
  Other current assets...........................................................................        (17)       236
  Note receivable and other assets...............................................................       (233)        (1)
Increase (decrease) in-
  Accounts payable...............................................................................         67       (869)
  Accrued expenses...............................................................................        115       (888)
  Deferred revenue...............................................................................       (201)       (27)
  Net cash used in operating activities..........................................................       (186)    (2,046)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment............................................................        (28)       (45)
  Short-term investment activity, net............................................................     --           2020
  Net cash provided by investing activities......................................................        (28)     1,975
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of redeemable convertible preferred stock, net..............................        473     --
  Repayments on capital lease obligations........................................................     --            (43)
  Net cash provided by (used in) financing activities............................................        473        (43)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.............................................        259       (114)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...................................................         35        917
CASH AND CASH EQUIVALENTS, END OF PERIOD.........................................................  $     294  $     803
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest...........................................................................  $       2  $      21

        The accompanying notes are an integral part of these statements.

                  STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) (UNAUDITED)

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

BASIS OF PRESENTATION AND INTERIM FINANCIAL STATEMENTS

    The accompanying balance sheets at December 31, 1996 and June 30, 1997, and the statements of operations for the three months and six months ended June 30, 1996 and 1997 and cash flows for the six months ended June 30, 1996 and 1997 include the consolidated financial statements of the Company. All intercompany balances and transactions have been eliminated in consolidation. For comparative purposes, the statements of operations for the three months and six months ended June 30, 1996 and 1997 and cash flows for the six months ended June 30, 1996 and 1997 include Strategic Diagnostics Inc. ("SDI") prior to its acquisition of Ohmicron Corporation ("Ohmicron"), which occurred on August 30, 1996 (Note 3), the dissolution of TSD BioServices which occurred on October 15, 1996 (Note 3) and its merger with EnSys Environmental Products, Inc. ("EnSys") which occurred on December 30, 1996 (Note 3). Also presented where indicated, is selected pro forma information for the three months and six months ended June 30, 1996, which includes SDI, Ohmicron and EnSys as if the EnSys and Ohmicron transactions had occurred on January 1, 1996.

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

The results of operations for the three months and six months ended June 30, 1997 are not necessarily indicative of the results expected for the full year.

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

2. NET INCOME PER SHARE APPLICABLE TO COMMON STOCKHOLDERS:

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

    Net income applicable to common stockholders is the sum of the net income less the accretion of the redeemable convertible preferred stock liquidation value. Effective December 30, 1996, the redeemable convertible preferred stock was converted into shares of a newly issued class of Series A Preferred Stock (Note 6). No additional accretion will be recorded.

3. MERGERS AND ACQUISITIONS

MERGER WITH ENSYS ENVIRONMENTAL PRODUCTS, INC.
--------------------------------------------------

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

    In connection with the Merger, all identifiable assets acquired by SDI, including intangible assets, were assigned a portion of the cost of the acquired company based on an independent valuation of EnSys' assets. Such allocation included the identification and evaluation of each development project to determine if technological feasibility had been achieved and if there were any alternative future uses. EnSys' primary research and development focus, the "One Step" assay, is currently under development. If such technology is not fully developed on a timely basis, the existing products may not be competitive enough to satisfy the technical requirements of a changing market or be cost effective despite demonstration of research prototypes by EnSys. The costs of developing the remaining technology for the "One Step" assay is significant. As a result of the substantial time and effort to produce the product in accordance with all functions and specification, it has been determined that technological feasibility has not been achieved. In addition, since alternative uses of this developmental technology do not exist, the costs of such technology has been charged to expense in accordance with SFAS No. 2, ("Accounting for Research and Development Costs," "SFAS No. 2"). Based on the foregoing purchase price, the amount allocated to acquired research and development of $4,353 was charged to the statement of operations at the effective date of the Merger. The remaining amount of intangible assets of approximately $1,167 includes approximately $472 for developed technology, $55 for assembled workforce and $640 for goodwill. The intangible assets purchased are being amortized on a straight-line basis over 7-10 years. Amortization expense included in selling, general and administrative in the accompanying consolidated statement of operations, for the six months ended June 30, 1997 is approximately $68 related to the merger.

ACQUISITION OF OHMICRON CORPORATION
---------------------------------------

    On August 30, 1996, SDI acquired Ohmicron and certain of its wholly owned subsidiaries for 2,268,456 shares of common stock. Prior to the acquisition, Ohmicron spun-off certain assets and liabilities of another of its wholly-owned subsidiaries, Ohmicron Medical Diagnostics, Inc. The acquisition of Ohmicron was recorded as a purchase transaction accounting using the fair market value of the SDI common stock issued to Ohmicron. The total purchase price of approximately $4,503, including transaction and other costs of $533, has been allocated to the fair market value of the assets acquired and liabilities assumed. Based on the foregoing estimated purchase price, the amount allocated to acquired research and development of $3,913 was charged to the statement of operations at the time of the acquisition. In connection with the Ohmicron transaction, all identifiable assets acquired including intangible assets were assigned a portion of the cost of the acquired company based on an independent valuation of Ohmicron's assets. Such allocation included the evaluation of each development project identified to determine if technological feasibility had been achieved and if there were any alternative future uses. Based on this analysis, it has been determined that technological feasibility has not been achieved, and that alternative uses of this developmental technology do not exist. The cost of such technology has therefore been charged to expense in accordance with SFAS No.
2. The remaining amount of intangible assets of approximately $590 included approximately $384 for developed technology, $103 for assembled workforce and $103 for goodwill. The intangible assets purchased are being amortized on a straight-line basis over 7-10 years. Amortization expense included in selling, general and administrative in the accompanying consolidated statement of operations for the six months ended June 30, 1997 is approximately $38. The fair market value of the common stock issued to Ohmicron was based on several factors including recent equity transactions, as well as the subsequently negotiated Merger.

    The redeemable convertible preferred stock was mandatorily redeemable and received dividends, registration rights and senior liquidation rights to the common stock. The common stock was valued at $1.75 per share reflecting a discount from the redeemable convertible preferred stock due to the difference in preferences between the two classes of stock.

TSD BIOSERVICES DISSOLUTION
-------------------------------

    In October 1996, SDI entered into an agreement with Taconic Farms, Inc. ("Taconic") to dissolve TSD BioServices, a partnership between Taconic and SDI and to liquidate its assets, in connection with which certain of the rights and assets were distributed to SDI. Upon dissolution, certain rights and assets formerly owned by the joint venture were placed in a wholly-owned subsidiary of SDI. The agreement to dissolve TSD BioServices provides that each of the former partners receive rights to perform services that were considered to be either a core part of that partner's expertise, or an area in which the partner wanted to increase its market presence or technical competency. The dissolution agreement also provided that certain services previously provided by TSD BioServices, such as ascites production and sales and marketing, would be subcontracted to Taconic by SDI in the future based on established fees set annually. For accounting purposes, this transaction was treated as a purchase, with the consideration provided being SDI's investment of $338 which approximated the fair market value of the assets received.

UNAUDITED PRO FORMA COMBINED RESULTS OF OPERATIONS
-----------------------------------------------------

    The following table summarizes the unaudited pro forma combined results of operations for the three months and six months ended June 30, 1996, assuming that the Merger, the Ohmicron acquisition and the TSD BioServices dissolution had occurred on January 1, 1996:

                                                                           THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                              JUNE 30, 1996       JUNE 30, 1996
                                                                           -------------------  -----------------
Net Revenues.............................................................       $   3,770           $   6,626
Net loss.................................................................       $    (532)          $  (2,134)
Net loss per share.......................................................       $    (.04)          $    (.16)

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

4. SHORT-TERM INVESTMENTS:

                                                                                  DECEMBER 31, 1996  JUNE 30, 1997
                                                                                  -----------------  -------------
Cash equivalents................................................................      $   3,502        $   2,210
Securities of agencies of the U.S. Government...................................            686           --
Commercial paper................................................................          1,522            1,480
                                                                                         ------           ------
                                                                                      $   5,710        $   3,690
                                                                                         ------           ------
                                                                                         ------           ------

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

    In January 1996, the Company converted the $1,500 of Notes Payable and $124 of accrued interest into 685,952 shares of redeemable convertible preferred stock (Note 6).

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

BACKGROUND

    The Company is the entity resulting from the combination of EnSys Environmental Products, Inc. ("EnSys"), Ohmicron Corporation ("Ohmicron"), TSD BioServices ("TSD") and Strategic Diagnostics Inc. ("SDI"). On August 30, 1996 Ohmicron was acquired by SDI, with certain Ohmicron shareholders and note holders receiving shares of SDI common stock. On October 1, 1996 SDI entered into an agreement to dissolve TSD BioServices, a partnership, between Taconic Farms, Inc. and SDI and to liquidate its assets, in connection with which certain rights and assets formerly owned by the partnership were distributed to SDI and placed in a wholly owned subsidiary of SDI. On December 30, 1996 SDI was merged with and into EnSys. The surviving entity was then renamed Strategic Diagnostics Inc. Each of the transactions was accounted for as a purchase transaction with SDI as the acquiring company and, therefore, the surviving company for financial reporting purposes. As a result, the unaudited historical financial information presented herein includes the results of SDI for all periods and the results of Ohmicron from August 30, 1996, TSD from October 1, 1996, and EnSys from December 30, 1996, (the "Historical Financial Statements").

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

RESULTS OF OPERATIONS

    As described above, the Historical Financial Statements presented herein include the results of SDI for all periods and the results of Ohmicron from August 30, 1996, TSD from October 1, 1996 and EnSys from December 30, 1996.

    For comparative purposes, the following table sets forth the pro forma results of operations for the periods indicated. The 1996 unaudited pro forma information presents the combined results as if the acquisition of Ohmicron, dissolution of TSD and the EnSys merger had been completed at January 1, 1996 (the "Pro Forma Financial Information").

                                                               SELECTED PRO FORMA AND HISTORICAL COMBINED INFORMATION
                                                 -----------------------------------------------------------------------------------
                                                                    THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                 ---------------------------------------------------------  ------------------------
                                                                                           HISTORICAL                    HISTORICAL
                                                             PRO FORMA                --------------------   PRO FORMA   -----------
                                                  JUN.96    SEPT.96 (1)  DEC.96 (2)    MAR.97     JUN.97     JUN.96(3)     JUN.97
                                                 ---------  -----------  -----------  ---------  ---------  -----------  -----------
NET REVENUES:
  Product related..............................  $   3,247   $   3,049    $   2,310   $   2,402  $   3,103   $   5,575    $   5,506
  Contract and other...........................        523         422          293         371        395       1,051          766
                                                 ---------  -----------  -----------  ---------  ---------  -----------  -----------
    Total net revenues.........................      3,770       3,471        2,603       2,773      3,498       6,626        6,272
OPERATING EXPENSES:
  Manufacturing................................      1,413       1,590        1,652         809      1,440       2,705        2,250
  Research & Development.......................        920         657          591         494        409       2,084          903
Selling, general and administrative............      2,107       1,682        2,320       1,430      1,358       4,280        2,788
                                                 ---------  -----------  -----------  ---------  ---------  -----------  -----------
  Total operating expenses.....................      4,440       3,929        4,563       2,733      3,207       9,069        5,941
                                                 ---------  -----------  -----------  ---------  ---------  -----------  -----------
  Operating income.............................       (670)       (458)      (1,960)         40        291      (2,443)         331
INTEREST INCOME NET............................        139         158          122          69         60         309          129
                                                 ---------  -----------  -----------  ---------  ---------  -----------  -----------
    NET INCOME.................................  ($    531)  ($    300)   ($  1,838)  $     109  $     351   ($  2,134)   $     460
                                                 ---------  -----------  -----------  ---------  ---------  -----------  -----------
                                                 ---------  -----------  -----------  ---------  ---------  -----------  -----------

------------------------

(1) Pro forma data excludes $3.9 million of acquired research and development expenses incurred in connection with the acquisition of Ohmicron.

(2) Pro forma data excludes $4.4 million of acquired research and development expenses incurred in connection with the acquisition of EnSys.

(3) Pro forma data results excludes $1.7 million of acquired research and development expenses incurred in connection with the acquisition of the EnviroGard product line from Millipore, Inc. in March 1996. See the Historical Financial Information for 1996 actual results.

COMPARISON WITH PRO FORMA FINANCIAL INFORMATION

THREE MONTHS ENDED JUNE 30, 1997 VS. 1996

    Product related revenues from the Company's emerging markets for genetic testing of agricultural products and water quality tests (referred to herein as "Emerging Markets") increased during the three month period ended June 30, 1997 by more than 25%, combined, over the comparable period in 1996. This increase reflects that sales of selected products in these categories are beginning to reach commercial scale. These increases were offset by a small decrease in the Company's industrial testing business. This decrease was primarily due to the consolidation of duplicative and low-volume product lines previously sold by each of the separate companies prior to the merger. Overall, product related revenues decreased in the period by $144,000 (4%) to $3.1 million. During the 1997 second quarter, the Company entered into a development and supply agreement for a large seed manufacturer to purchase more than one million test strips primarily in the second half of 1997. The Company expects product related revenues to increase in 1997 as Emerging Markets continue to develop and as other customer need driven sales and marketing initiatives reach the market place.

    Approximately 45% of the Company's product related revenues in 1997 is, and will be, generated from the environmental remediation industry. Historically, remediation activities have followed seasonal patterns, with lower levels of activity during the period from October to March. Therefore, the Company's sales in a particular quarter in 1997 may not be indicative of its revenues for any subsequent quarter during the year.

    Contract and other revenues decreased by $128,000 (24%) to $395,000 during the quarter reflecting the Company's emphasis to increase revenues by marketing developed products over additional research and development projects. Research and development contracts continue to be integral to the Company's operations, however, the proportion of these activities to the Company's total is expected to decline. Contract and other revenues are expected to remain at approximately the second quarter 1997 levels. These contracts historically have been large and long-term in nature. Accordingly, such revenues tend to fluctuate from quarter-to-quarter.

    Total operating expenses decreased $1.2 million (28%) from the prior period to $3.2 million. This decrease results primarily from lower costs associated with more efficient operations of the combined companies after the mergers. The combined Company has a lower level of personnel costs compared with each of the separate companies combined. At June 30, 1997, the Company had approximately 100 employees versus 200 employees on a combined basis at June 30, 1996. Efficiencies were also achieved as duplicate facilities were closed. The operations in North Carolina and portions of the Pennsylvania operation have been consolidated into the Company's Delaware facility.

    Manufacturing expenses include the costs of products sold and increased $27,000 (2%) in 1997 to $1.4 million. This increase is due to the inclusion of approximately $100,000 of certain overhead expenses previously reported in selling, general and administrative expenses to conform to current classifications. Gross margins as a percent of revenue were approximately equal to the prior year before this reclassification. The Company expects gross profit margins to increase in 1997 due to an increase in the sales of its products, efficiencies gained through consolidation and the elimination of product sales at cost to EM Industries, Inc. that occurred in 1996.

    Research and development expenses decreased $511,000 (56%) to $409,000. This decrease is attributable to the consolidation of research and development projects under way during the first half of 1996 as well as the factors noted above. These expenses are expected to increase over the second quarter 1997 levels to approximately the amounts expended during the first quarter of 1997.

    Selling, general and administrative expenses decreased $749,000 (36%) to $1.4 million. The decrease is due to the items noted above. These expenses are expected to increase to slightly more than the amounts expended during the first quarter of 1997.

    Net interest income decreased $79,000 (57%) to $60,000. This decrease is attributable primarily to a lower average balance of investments at June 30, 1997. Net interest income is expected to be about the same as the second quarter amount for the balance of 1997.

    The net income for the three month period ended June 30, 1997 was $351,000 compared to the net loss of $531,000 for the three month period ended June 30, 1996. Net income was primarily a result of sharply lower costs and expenses on approximately the same volume of revenue, all as described above.

SIX MONTHS ENDED JUNE 30, 1997 VS. 1996

    Overall, product related revenues decreased in the six-month period ended June 30, 1997 by $69,000 (1%) to $5.5 million compared to the comparable period in the prior year. Product related revenues from the Company's Emerging Markets for genetic testing of agricultural products and water quality tests increased by approximately 36% during the period over 1996 as the Company's products in these categories began to reach commercial scale and for the reasons previously discussed. These increases were offset by a small decrease in the Company's industrial testing business. This decrease was primarily due to the consolidation of duplicative and low-volume product lines previously sold by each of the separate companies prior to the merger. The Company expects product related revenues to increase further in 1997 as Emerging Markets continue to develop and as other customer need driven sales and marketing initiatives reach the marketplace.

    Contract and other revenues decreased by $285,000 (27%) to $766,000 during the period reflecting the Company's emphasis to increase revenues by marketing developed products over additional research and development projects as previously discussed. Contract and other revenues are expected to remain at approximately the second quarter 1997 levels. These contracts historically have been large and long-term in nature. Accordingly, such revenues tend to fluctuate from period-to-period.

    Total operating expenses decreased $3.1 million (35%) from the prior period to $5.9 million. This decrease results primarily from lower costs associated with more efficient operations of the combined companies after the mergers as previously discussed.

    Manufacturing costs decreased $455,000 (17%) from the prior period to $2.3 million. This decrease results primarily from lower costs associated with more efficient operations of the combined companies after the mergers as previously discussed. Gross margins increased $386,000 (13%) to $3.3 million. These margins for the first half of 1997 were approximately 59% of revenues. The increase in gross margins for the first half of 1997 result primarily from the efficiencies and other factors described above. Margins, as a percent of revenue, for the second half of 1997 are expected to be approximately equal to those in the first half.

    Research and development costs decreased $1.2 million (57%) from the prior period to $903,000. This decrease is attributable to the consolidation of an EnSys research and development project underway during the first half of 1996 as well as other factors noted above.

    Selling, general and administrative costs decreased $1.5 million (35%) from the prior period to $2.8 million. These decreases are attributable to increased efficiencies from the mergers as described above.

    Net interest income decreased $180,000 (58%) to $129,000. This decrease is attributable primarily to a lower average balance of investments at June 30, 1997. Net interest income is expected to be slightly lower for the balance of 1997.

    The net income for the six month period ended June 30, 1997 was $460,000 compared to the net loss of $2.1 million for the six month period ended June 30, 1996. The net income was primarily a result of the decrease in total operating expenses due to the combined companies after the mergers as discussed above.

HISTORICAL FINANCIAL STATEMENTS

    As described above, the Historical Financial Statements presented herein include the results of SDI for all periods and the results of Ohmicron from August 30, 1996, TSD from October 1, 1996 and EnSys from December 30, 1996.

THREE MONTHS ENDED JUNE 30, 1997 VS. MARCH 31, 1997

    Total net revenues increased during the three month period ended June 30, 1997 over the three month period ended March 31, 1997 by $725,000 (26%). Product related sales increased $701,000 (29%). This increase reflects the favorable effects of the efforts the Company made during the quarter to stabilize and further develop customer relationships after the mergers. This increase also was achieved as demand for the Company's immunoassay based test kits increased during the second quarter of 1997 due to seasonal factors. Historically, the second quarter is a strong selling period of the year. Additionally, sales of the Company's products to the agricultural and water quality market segments (segments that are less seasonal) continued to be strong.

    Total operating expenses increased $474,000 (17%) from the prior period to $3.2 million. Included in this total, manufacturing costs increased $631,000 (78%) from the prior period to $1.4 million. This increase in manufacturing costs is due primarily to the higher costs of products sold associated with the higher sales volume in the second quarter of 1997 and the reclassification of $100,000 of certain expenses to conform to current classifications. The Company expects gross profit margins to increase in 1997 due to an increase in the sales of its products and efficiencies gained through consolidation. Research and development costs decreased $85,000 (17%) from the prior period to $409,000 due to a decreased level of activity in the second quarter in comparison to the first quarter. Selling, general and administrative costs decreased $72,000 (5%) from the prior period to $1.4 million. The decrease of selling, general and administrative costs is due to the realization of continued efficiencies from the combination of SDI, Ohmicron, TSD and EnSys.

    Net interest income decreased $9,000 (13%). This decrease is attributable primarily to a lower average balance of investments at June 30, 1997.

    Net income increased $242,000 (122%) to $351,000 in 1997. This increase in net income results from the higher sales volume and lower expenses, all as described above.

THREE MONTHS ENDED JUNE 30, 1997 VS 1996

    Revenues for the period increased by $2.3 million (204%) to $3.5 million during the three month period ended June 30, 1997 compared to the comparable period of 1996. Of this total, product related revenues increased $2.5 million (396%) to $3.1 million and contract and other revenues decreased $130,000 (25%) to $395,000. The increase in total net revenue and product related revenue is attributable to the additional products and customers arising from the merger of SDI, Ohmicron and EnSys. The decrease in contract and other revenue reflects the decreased emphasis by the Company on research and development contract revenues in favor of the marketing of developed products as described above.

    Total operating expenses increased $2.1 million (183%) to $3.2 million. Of this total, manufacturing costs increased $929,000 (182%) to $1.4 million, research and development expenses increased $35,000 (9%) to $409,000 and selling, general and administrative expenses increased $1.1 million (448%) to $1.4 million. All of these increases are due to the combination of SDI, Ohmicron, TSD and EnSys.

    Net interest income increased $54,000 to $60,000 during the period. This increase is due to the investments acquired in the combinations.

    Equity in the income of TSD BioServices, a partnership in which SDI was a general partner, was eliminated in 1997 as TSD was dissolved in 1996 and certain assets of the partnership were transferred into a wholly owned subsidiary of the Company.

    The net income for the three month period ended June 30, 1997 was $351,000 compared to the net loss of $48,000 for the three month period ended June 30, 1996. The net income was primarily a result of the increase in revenue and decrease in total operating expenses due to the combined companies after the mergers as discussed above.

SIX MONTHS ENDED JUNE 30, 1997 VS. 1996

    Revenues for the period increased by $4 million (170%) to $6.3 million during the six months ended June 30, 1997 as compared to the comparable period of 1997. Of this total, product related revenues increased $4.3 million (349%) to $5.5 million and contract and other revenues decreased $328,000 (30%) to $766,000. The increase in total net revenue and product related revenue is attributable to the additional products and customers arising from the merger of SDI, Ohmicron and EnSys. The decrease in contract and other revenue reflects the decreased emphasis by the Company on research and development contract revenues in favor of the marketing of developed products as described above.

    Total operating expenses increased $3.8 million (175%) to $5.9 million. Of this total, manufacturing costs increased $1.3 million (142%) to $2.3 million, research and development expenses increased $121,000 (15%) to $903,000 and selling, general and administrative expenses increased $2.3 million (517%) to $2.8 million. All of these increases are due to the combination of SDI, Ohmicron, TSD and EnSys.

    Net interest income increased $121,000 to $129,000 during the period. This increase is due to the investments acquired in the mergers.

    Equity in income of TSD BioServices (a partnership) was eliminated in 1997 as TSD was dissolved in 1996 and became a wholly owned subsidiary.

    The net income for the six month period ended June 30, 1997 was $460,000 compared to the net income $10,000 for the six month period ended June 30, 1996. The net income was primarily a result of the increase in revenue and decrease in total operating expenses due to the combined companies after the mergers as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital which consists principally of cash, cash equivalents and marketable investments, increased $779,000 from December 31, 1996 to $8 million at June 30, 1997. Cash, cash equivalents and short-term investments decreased $2.5 million to $4.5 million. This decrease was used to reduce accounts payable and accrued expenses by $1.8 million and finance increases in accounts receivable and inventories of $1.3 million and was net of increases attributable to changes in other current assets and liabilities of $208,000 and net income of $460,000.

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

                                    PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    The Company held its annual meeting of shareholders on May 20, 1997. At the meeting, the following Class I Directors were elected:

DIRECTORS                                                    SHARES VOTED FOR  SHARES WITHHELD
-----------------------------------------------------------  ----------------  ---------------
Grover C. Wrenn............................................       7,856,818          23,051
Richard C. Birkmeyer.......................................       7,856,818          23,051
Kathleen E. Lamb...........................................       7,807,953          71,916
Curtis Lee Smith, Jr.......................................       7,831,818          48,051

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    27 Financial Data Schedule (in electronic format only).

(b) Reports on Form 8-K

    No reports on Form 8-K were filed by the registrant during the quarter covered by this report.

                                      SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       STRATEGIC DIAGNOSTICS INC.
                                       --------------------------
                                              (Registrant)



Signature                                  Title                        Date
---------                                  -----                        ----

/s/ RICHARD C. BIRKMEYER
------------------------
    Richard C. Birkmeyer    President and Chief Executive
                                Officer                          August 12, 1997
                             (Principal Executive Officer)
/s/ ARTHUR A. KOCH, JR.
-----------------------
    Arthur A. Koch, Jr.     Vice President and Chief
                                Financial Officer                August 12, 1997
                             (Principal Financial Officer)