Form 10-Q
period 1997-09-30
STRATEGIC DIAGNOSTICS INC/DE/
filed 1997-10-31
CIK 911649

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ____________________________

                                   FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
               For the Quarterly Period Ended September 30, 1997

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
             For the Transition Period From            to



                         Commission File Number 0-68440



                           STRATEGIC DIAGNOSTICS INC.
             (Exact name of Registrant as specified in its charter)
                          ____________________________


                 Delaware                                 56-1581761
     (State or other jurisdiction of                   (I.R.S. employer
      incorporation or organization)                  identification no.)

              128 Sandy Drive
              Newark, Delaware                                19713
  (Address of principal executive offices)                  (Zip Code)


    Registrant's telephone number, including area code:  (302) 456-6789
                          ____________________________

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

     As of September 30, 1997 there were 13,102,949 outstanding shares of the Registrant's common stock, par value $.01 per share.

                               STRATEGIC DIAGNOSTICS INC.

                                         INDEX
Item                                                                       Page
-----                                                                      ----

PART I

   ITEM 1.   Financial Statements (Unaudited)

        Consolidated Balance Sheets - December 31, 1996
            and  September 30, 1997......................................   2

        Consolidated Statements of Operations - Three months
            and nine months ended September 30, 1996 and 1997.............  3

        Consolidated Statements of Cash Flows - Nine months ended
             September 30, 1996 and 1997..................................  4

        Notes to Consolidated Interim Financial Statements................  5


   ITEM 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................  11

PART II

   ITEM 6.  Exhibits and Reports on Form 8-K.............................  19

SIGNATURES...............................................................  20

                                    PART I

ITEM 1. FINANCIAL STATEMENTS

                  STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                            December 31,            September 30,
-----------------------------------------------------------------------------------------------------------------
                                                                                1996                     1997
                                                                                                     (unaudited)
ASSETS
-----------------------------------------------------------------------------------------------------------------
CURRENT ASSETS:
  Cash and cash equivalents.............................................         4,419                    3,612
  Short-term investments................................................         2,208                    1,501
  Receivables...........................................................         2,334                    3,468
  Inventories...........................................................         1,557                    1,839
  Other current assets..................................................           510                      261
-----------------------------------------------------------------------------------------------------------------
      Total current assets..............................................        11,028                   10,681
-----------------------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT:
  Equipment.............................................................         1,002                    1,071
  Furniture and fixtures................................................            66                       66
  Leasehold improvements................................................           198                      235
-----------------------------------------------------------------------------------------------------------------
                                                                                 1,226                    1,372
  Less accumulated depreciation.........................................          (538)                    (880)
-----------------------------------------------------------------------------------------------------------------
      Net property and equipment........................................           728                      492
-----------------------------------------------------------------------------------------------------------------
OTHER ASSETS:
  Intangible assets, net................................................         2,110                    1,901
  Notes receivable and other............................................           715                      696
-----------------------------------------------------------------------------------------------------------------
      Total other assets................................................         2,825                    2,597
-----------------------------------------------------------------------------------------------------------------
      Total assets......................................................        14,581                   13,770
-----------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
  Accounts payable......................................................         1,566                      432
  Accrued expenses......................................................         2,066                    1,302
  Deferred revenue......................................................           141                      118
  Current portion of capital lease obligations..........................            85                       31
-----------------------------------------------------------------------------------------------------------------
      Total current liabilities.........................................         3,858                    1,883
-----------------------------------------------------------------------------------------------------------------
CAPITAL LEASE OBLIGATIONS...............................................            50                       29
-----------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 17,500,000 shares authorized,
      no shares issued or outstanding...................................            --                       --
  Series A preferred stock, $.01 par value, 2,164,362
      authorized, issued and outstanding................................            22                       22

  Common stock $.01 par value, 35,000,000 authorized,
      13,055,170 and 13,102,949 issued and outstanding
      in 1996 and 1997,
      respectively......................................................           131                      131

  Additional paid-in capital............................................        23,905                   23,908
  Accumulated deficit...................................................       (13,379)                 (12,197)
  Deferred compensation.................................................            (6)                      (6)
-----------------------------------------------------------------------------------------------------------------
      Total stockholders' equity........................................        10,673                   11,858
-----------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity........................        14,581                   13,770
-----------------------------------------------------------------------------------------------------------------


         The accompanying notes are an integral part of these statements.

                 STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except share and per share data)
                                (unaudited)

                                                            Three Months Ended              Nine Months Ended
                                                               September 30,                   September 30,
                                                          -----------------------        -----------------------
                                                             1996         1997              1996         1997
                                                          ----------   ----------        ----------   ----------
NET REVENUES:
   Product related.....................................          852        3,801             2,077        9,306
   Contract and other..................................          461          512             1,555        1,278
                                                          ----------   ----------        ----------   ----------
      Total net revenues...............................        1,313        4,313             3,632       10,584
                                                          ----------   ----------        ----------   ----------
OPERATING EXPENSES:
   Manufacturing.......................................          606        1,577             1,534        3,826
   Research and development............................          396          313             1,178        1,216
   Acquired research and development...................        3,913         --               3,913         --
   Selling, general and administrative.................          412        1,751               864        4,539
                                                          ----------   ----------        ----------   ----------
      Total Operating Expenses.........................        5,327        3,641             7,489        9,581
                                                          ----------   ----------        ----------   ----------
      Operating income (loss)..........................       (4,014)         672            (3,857)       1,003
INTEREST INCOME (EXPENSE) NET..........................           (2)          50                 6          179
EQUITY IN INCOME OF TSD BIOSERVICES....................           15         --                 178         --
                                                          ----------   ----------        ----------   ----------
NET INCOME.............................................       (4,001)         722            (3,673)       1,182

ACCRETION OF REDEEMABLE
   CONVERTIBLE PREFERRED STOCK
   LIQUIDATION VALUE...................................         (159)        --                (477)         --
                                                          ----------   ----------        ----------   ----------
NET INCOME APPLICABLE TO
   COMMON STOCKHOLDERS.................................  $    (4,160) $       722       $    (4,150) $     1,182
                                                          ----------   ----------        ----------   ----------
NET INCOME PER SHARE
   APPLICABLE TO COMMON STOCKHOLDERS...................  $     (0.99) $      0.05       $     (1.12) $      0.08
                                                          ----------   ----------        ----------   ----------
SHARES USED IN COMPUTING NET INCOME PER SHARE
   APPLICABLE TO COMMON STOCKHOLDERS....................   4,220,000   15,623,000         3,716,000   15,606,000
                                                          ----------   ----------        ----------   ----------

       The accompanying notes are an integral part of these statements.


                                     STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                                (in thousands)
                                                 (unaudited)

                                                                        Nine Months Ended September 30,
-------------------------------------------------------------------------------------------------------------
                                                                             1996          1997
-------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:

     Net Income (loss)..................................................... ($3,673)       $1,182
     Adjustments to reconcile net income to cash used in
          operating activities:
       Acquired research and development write-off.........................   3,913
       Depreciation and amortization.......................................      96           554
       Equity in losses (income) of investment in TSD Bioservices..........    (178)
       Amortization of deferred compensation...............................      40

     (Increase) decrease in:

       Receivables.........................................................    (499)       (1,134)
       Inventories.........................................................     (51)         (282)
       Other current assets................................................    (385)          249
       Note receivable and other assets....................................      30            19

     Increase (decrease) in:

       Accounts payable....................................................     484        (1,134)
       Accrued expenses....................................................      61          (764)
       Deferred revenue....................................................    (111)          (23)

-------------------------------------------------------------------------------------------------------------
Net cash used in operating activities......................................    (273)       (1,333)
-------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:

     Purchase of property and equipment....................................     (35)         (106)
     Proceeds from Ohmicron acquisition....................................      54
     Short-term investment activity........................................      (2)          707

-------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities..................................      17           601
-------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:

     Proceeds from sale of preferred stock, net............................     473
     Repayments on capital lease obligations...............................      (6)          (75)

-------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities........................     467           (75)
-------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents.......................     211          (807)

Cash and Cash Equivalents, Beginning of Period.............................      35         4,419

-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period...................................    $246        $3,612
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
Supplement Cash Flow Disclosure:

     Cash paid for interest................................................  $    0        $   36

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

   Basis of Presentation and Interim Financial Statements

           The accompanying balance sheets at December 31, 1996 and September 30, 1997, and the statements of operations for the three months and nine months ended September 30, 1996 and 1997 and cash flows for the nine months ended September 30, 1996 and 1997 include the consolidated financial statements of the Company. All intercompany balances and transactions have been eliminated in consolidation. For comparative purposes, the statements of operations for the three months and nine months ended September 30, 1996 and 1997 and cash flows for the nine months ended September 30, 1996 and 1997 include Strategic Diagnostics Inc. ("SDI") prior to its acquisition of Ohmicron Corporation ("Ohmicron"), which occurred on August 30, 1996 (Note 3), the dissolution of TSD BioServices which occurred on October 15, 1996 (Note 3) and its merger with EnSys Environmental Products, Inc. ("EnSys") which occurred on December 30, 1996 (Note 3). Also presented where indicated, is selected pro forma information for the three months and nine months ended September 30, 1996, which includes SDI, Ohmicron and EnSys as if the EnSys and Ohmicron transactions had occurred on January 1, 1996.

           The accompanying unaudited consolidated interim financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding financial reporting. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's Annual

   Report on Form 10-K for the fiscal year ended December 31, 1996. In the opinion of management, the accompanying financial statements include all adjustments (all of which are of a normal recurring nature) necessary for a fair presentation. The results of operations for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results expected for the full year.

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

3. MERGERS AND ACQUISITIONS

   Merger with EnSys Environmental Products, Inc.

           On December 30, 1996, SDI merged with and into EnSys (the "Merger"). The Merger agreement provided that SDI common and preferred stockholders receive .7392048 shares of EnSys stock for each share of SDI Common or Preferred Stock. This resulted in the former SDI stockholders owning 5,780,136 shares of EnSys Common Stock and 2,164,362 shares of EnSys Series A Convertible Preferred Stock or approximately 52% of the 15,219,532 voting shares outstanding after the Merger. In addition to the Common and Preferred Stock noted above, SDI option and warrant holders received options and warrants to purchase .7818026 shares of EnSys Common Stock for each option or warrant held. Upon consummation of the Merger, SDI option and warrant holders received options and warrants for the purchase of 383,216 and 599,644 shares, respectively, of EnSys Common Stock. The difference in exchange ratios between stockholders and option and warrant holders is due to the stock references received by SDI's preferred stockholders upon exchange of their shares. The cost of receiving these preferences was shared by all SDI stockholders upon exchange of their shares, but was not borne by the SDI option and warrant holders.

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

           In connection with the Merger, all identifiable assets acquired by SDI, including intangible assets, were assigned a portion of the cost of the acquired company based on an independent valuation of EnSys' assets. Such allocation included the identification and evaluation of each development project to determine if technological feasibility had been achieved and if there were any alternative future uses. EnSys' primary research and development focus, the "One Step" assay, is currently under development. If such technology is not fully developed on a timely basis, the existing products may not be competitive enough to satisfy the technical requirements of a changing market or be cost effective despite demonstration of research prototypes by EnSys. The costs of developing the remaining technology for the "One Step" assay is significant. As a result of the substantial time and effort to produce the product in accordance with all functions and specification, it has been determined that technological feasibility has not been achieved. In addition, since alternative uses of this developmental technology do not exist, the costs of such technology have been charged to expense in accordance with SFAS No. 2, ("Accounting for Research and Development Costs," "SFAS No. 2"). Based on the foregoing purchase price, the amount allocated to acquired research and development of $4,353 was charged to the statement of operations at the effective date of the Merger. The remaining amount of intangible assets of approximately $1,167 includes approximately $472 for developed technology, $55 for assembled workforce and $640 for goodwill. The intangible assets purchased are being amortized on a straight-line basis over 7-10 years. Amortization expense included in selling, general and administrative in the accompanying consolidated statement of operations, for the nine months ended September 30, 1997 is approximately $103 related to the merger.

   Acquisition of Ohmicron Corporation

           On August 30, 1996, SDI acquired Ohmicron and certain of its wholly owned subsidiaries for 2,268,456 shares of common stock. Prior to the acquisition, Ohmicron spun-off certain assets and liabilities of another of its wholly-owned subsidiaries, Ohmicron Medical Diagnostics, Inc. The acquisition of Ohmicron was recorded as a purchase transaction accounting using the fair market value of the SDI common stock issued to Ohmicron. The total purchase price of approximately $4,503, including transaction and other costs of $533, has been allocated to the fair market value of the assets acquired and liabilities assumed. Based on the foregoing estimated purchase price, the amount allocated to acquired research and development of $3,913 was charged to the statement of operations at the time of the acquisition. In connection with the Ohmicron transaction, all identifiable assets acquired including intangible assets were assigned a portion of the cost of the acquired company based on an independent valuation of Ohmicron's assets. Such allocation included the evaluation of each development project identified to determine if technological feasibility had been achieved and if there were any alternative future uses. Based on this analysis, it has been determined that technological feasibility has not been achieved, and that alternative uses of this developmental technology do not exist. The cost of such technology has therefore been charged to expense in accordance with SFAS No. 2. The remaining amount of intangible assets of approximately $590 included approximately $384 for developed technology, $103 for assembled workforce and $103 for goodwill. The intangible assets purchased are being amortized on a straight-line basis over 7-10 years. Amortization expense included in selling, general and administrative in the accompanying consolidated statement of operations for the nine months ended September 30, 1997 is approximately $57. The fair market value of the common stock issued to Ohmicron was based on several factors including recent equity transactions, as well as the subsequently negotiated Merger.

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

   Unaudited Pro Forma Combined Results of Operations

           The following table summarizes the unaudited pro forma combined results of operations for the three months and nine months ended September 30, 1996, assuming that the Merger, the Ohmicron acquisition and the TSD BioServices dissolution had occurred on January 1, 1996:

                                      Three Months Ended         Nine Months Ended
                                      September 30, 1996         September 30, 1996
                                      ------------------         ------------------
   Net Revenues                           $  3,471                    $ 10,097
   Net loss                               $   (300)                   $ (2,434)
   Net loss per share                     $   (.02)                   $   (.19)


        The above pro forma information excludes the $5,613 one-time charge to earnings for acquired research and development.

        The shares used in computing pro forma net loss per common share assumes that the Merger with EnSys, the acquisition of Ohmicron and the TSD BioServices dissolution had occurred on January 1, 1996. In addition the pro forma information excludes accretion of preferred stock (Note 2).

   SHORT-TERM INVESTMENTS:


                                      December 31,             September 30,
                                         1996                       1997
                                      ------------             --------------
   U.S. Government Securities          $   686                    $   --
   Commercial Paper                      1,522                     1,501
                                       --------                  ---------
                                        $2,208                    $1,501
                                       --------                  ---------
                                       --------                  ---------


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

6. SERIES A PREFERRED STOCK:

           In June 1993, the Company sold 1,267,208 shares of redeemable convertible preferred stock and received proceeds of $3,000 less $47 of transaction costs. In connection with the 1996 financing, the Company converted the $1,500 of notes payable and $124 of accrued interest into 685,952 shares of redeemable convertible preferred stock at $2.37 per share and received an additional investment of $500 for the purchase of 211,202 shares less transaction costs of $27. All such shares were redeemable with cumulative dividends, at the option of the holders, beginning in 1998. Dividends have been accreted through the Merger (Note 3).

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

    The information included in this report on Form 10-Q contains forward looking statements reflecting the current expectations of Strategic Diagnostics Inc. and its subsidiaries (the "Company"). Investors are cautioned that all forward looking statements involve risks and uncertainties that may cause actual results to differ from those anticipated at this time. Such risks and uncertainties include, without limitation, changes in demand for products, delays in product development, failure to obtain necessary regulatory approvals, modifications to development and sales relationships, the ability to integrate the acquired businesses and achieve anticipated synergies, and competition.

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

    EnSys was formed in 1987 to develop proprietary biotechnology based test systems designed for fast and inexpensive detection of various chemicals in soil and water samples. EnSys raised approximately $30 million in equity financing, including approximately $16 million from the sale of 1,800,000 shares of EnSys common stock in its initial public offering in October 1993. Since 1991, EnSys commercialized eleven immunoassay test kits and four other test kits for the detection of various environmental contaminants. EnSys marketed and sold these test kits and other associated products and services to environmental consulting and engineering firms, hazardous waste processing firms, environmental testing laboratories, and various state and federal agencies through distributors and a regionally based direct sales force in the US. EnSys also marketed and sold its products in Europe through EnSys (Europe) Limited, a wholly owned subsidiary of EnSys. In March 1996, EnSys acquired from Millipore, Inc. certain assets, which consisted primarily of inventory, work-in-process, equipment, intellectual property rights, contract rights and customer lists related to Millipore's EnviroGard-TM-product line for $1 million and 1,100,000 shares of EnSys common stock.

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

      Selected Historical Financial Data and Pro Forma Combined Information



                                                       Three Months Ended                                   Nine Months Ended
                                   -------------------------------------------------------------        --------------------------
                                          Pro Forma                       Historical                     Pro Forma     Historical
                                   ------------------------    ---------------------------------        -----------    -----------
                                   Sep-96(1)      Dec-96(2)     Mar-97       Jun-97       Sep-97         Sep-96(3)       Sep-97
                                   ---------      ---------     ------       ------       ------        -----------    -----------
 NET REVENUES:
  Product related...............     $3,049         $2,310      $2,402       $3,103       $3,801           $8,624       $9,306
  Contract and other............        422            293         371          395          512            1,473        1,278
                                   ---------      ---------     ------       ------       ------        -----------    ----------
    Total net revenues..........      3,471          2,603       2,773        3,498        4,313           10,097       10,584
 OPERATING EXPENSES:
  Manufacturing.................      1,590          1,652         809        1,440        1,577            4,295        3,826
  Research and development......        657            591         494          409          313            2,741        1,216
  Selling, general and admini...      1,682          2,320       1,430        1,358        1,751            5,962        4,539
                                   ---------      ---------     ------       ------       ------        -----------    ----------
    Total operating expense.....      3,929          4,563       2,733        3,207        3,641           12,998        9,581
                                   ---------      ---------     ------       ------       ------        -----------    ----------
    Operating income (loss).....       (458)        (1,960)         40          291          672           (2,901)       1,003
 INTEREST INCOME, NET............       158            122          69           60           50              467          179
                                   ---------      ---------     ------       ------       ------        -----------    ----------
NET INCOME (LOSS)................     ($300)       ($1,838)       $109         $351          722          ($2,434)      $1,182
                                   ---------      ---------     ------       ------       ------        -----------    ----------
                                   ---------      ---------     ------       ------       ------        -----------    ----------


 (1) Pro forma data excludes $3.9 million of acquired research and development expenses incurred in connection with the acquisition of Ohmicron.

 (2) Pro forma data excludes $4.4 million of acquired research and development expenses incurred in connection with the acquisition of EnSys.

(3) Pro forma data results excludes $5.6 million of acquired research and development expenses incurred in connection with the acquisition of the EnviroGard product line from Millipore, Inc. in March 1996, and the acquisition of Ohmicron in August 1996. See the Historical Financial Information for 1996 actual results.

COMPARISON WITH PRO FORMA COMBINED FINANCIAL INFORMATION

Three Months Ended September 30, 1997 vs. 1996

    Product related revenues increased during the three month period ended September 30, 1997 by $752,000 or 25%, over the comparable pro forma period in 1996. Product revenues in the third quarter included the first sales of a new pre-commercial product designed to detect the proprietary polymers of a corporate partner. The Company shipped over 2,000 test kits during the quarter to this corporate partner and earned revenues of $600,000. The Company expects to ship the remaining pre-commercial kits under the terms of the agreement in the fourth quarter of 1997, and expects to earn an additional $400,000 in revenue. The Company also expects to begin shipping additional tests in 1998 under this long-term supply agreement, which provides among other things, for the Company to exclusively manufacture these kits. Also during the third quarter of 1997, the Company continued shipping product under the supply agreement initiated during the second quarter of 1997 with a major seed company. Revenues under this agreement totaled approximately $460,000 during the third quarter of 1997, for which there were no comparable amounts in the prior year.

    Other product revenues during the third quarter of 1997, declined to $2.7 million, a small decrease from $3.0 million in the third quarter of 1996. This decline in the remediation and other base business categories is attributable to a reduction in total volume from (1) the elimination of more than 30 products during the quarter where continued sales and support was not justified in light of the sales volume and (2) the consolidation of common customers who previously purchased products from each of SDI, Ohmicron and EnSys.

    Research and Development revenues increased by $90,000 or 21%, reflecting the achievement of milestones for three customers. Associated billings and revenues of $350,000, were recorded during the third quarter relating to these milestones. Research and Development contracts historically have been large and long-term in nature. Accordingly, such revenues tend to fluctuate from quarter-to-quarter.

    Total operating expenses decreased by $288,000 or 7%, from the prior period to $3.6 million. This decrease is primarily the result of lower costs associated with more efficient operations of the combined companies after the combinations. The combined Company has a lower level of personnel costs compared with each of the separate companies combined. Efficiencies were also achieved as duplicate facilities were closed. The operations in North Carolina and portions of the Pennsylvania operation have been consolidated into the Company's Delaware facility.

    Manufacturing expenses include the costs of products sold and decreased $13,000 or 1% in the third quarter of 1997 to $1.6 million. Gross margins for product sales in the quarter increased to 58.5% in 1997, from 47.9% in 1996, due to increased sales volume, efficiencies gained through consolidation and the elimination of the product sales at cost to EM Industries, Inc. that occurred in the third quarter of 1996.

    Research and Development expenses decreased $ 344,000 or 52% to $313,000 in the third quarter of 1997. This decrease is attributable to the consolidation of the Research and Development departments of SDI, Ohmicron and EnSys into one group.

    Selling, general and administrative expenses increased $69,000 or 4% to $1.8 million in the third quarter of 1997. This increase is attributable to the increased sales and business activity recorded during the quarter.

    Net interest income decreased $108,000 or 68% to $50,000 in the third quarter of 1997. This decrease is primarily attributable to a lower average balance of investments during the quarter ended September 30, 1997, than in the same period of 1996.

    Net income increased $1.0 million for the three month period ended September 30, 1997 to $722,000. This increase was primarily the result of increased sales activity as well as lower operating costs, all as described above.

Nine Months Ended September 30, 1997 vs. 1996

    Overall, product related revenues increased in the nine month period ended September 30, 1997 by $682,000 or 8% to $9.3 million compared to the comparable period in the prior year. Product related revenues from the Company's products for genetic testing of agricultural products and water quality tests increased significantly during the period over 1996. During the 1997 period, the Company completed major supply agreements with customers in each of these markets. The aggregate revenue recognized under these agreements was $1.2 million in the period. These increases were offset by a small decrease in the Company's industrial testing business. This decrease was primarily due to the consolidation of duplicative and low-volume product lines previously sold by each of the separate companies prior to the combinations.

    Approximately 40% of the Company's product related revenues in 1997 has been, and is expected to be, generated from the environmental remediation industry. Historically, remediation activities have followed seasonal patterns, with lower levels of activity during the period from October to March. Therefore, the Company's sales in a particular quarter in 1997 may not be indicative of its revenues for any subsequent quarter during the year.

    Contract and other revenues decreased by $195,000 or 13% to $1.3 million during the period, reflecting the Company's emphasis to increase revenues by marketing developed products over additional research and development projects. These contracts historically have been large and long-term in nature. Accordingly, such revenues tend to fluctuate from period-to-period.

    Total operating expenses decreased $3.4 million or 26% from the prior period to $9.6 million. This decrease results primarily from lower costs associated with more efficient operations of the combined companies after the mergers as previously discussed.

    Manufacturing costs decreased $469,000 or 11% from the prior period to $3.8 million. This decrease resulted primarily from lower costs associated with more efficient operations of the combined companies after the combinations as previously discussed. Product related gross margins increased $1.2 million or 27% to $5.5 million. These margins for the first three quarters of 1997 were approximately 59% of product revenues. The increase in gross margins for the first three quarters of 1997 resulted primarily from the efficiencies and other factors described above. Product margins, as a percent of revenue, for the final quarter of 1997 is expected to be approximately equal to those in the first nine months.

    Research and development costs decreased $1.5 million or 56% from the prior period to $1.2 million. This decrease is attributable to the consolidation of an EnSys research and development project underway during the first half of 1996 with the Company's on-going research and development projects, as well as other factors noted above.

    Selling, general and administrative costs decreased $1.4 million or 24% from the prior period to $4.5 million. These decreases are attributable to increased efficiencies from the mergers as described above.

    Net interest income decreased $288,000 or 62% to $179,000. This decrease is attributable primarily to a lower average balance of investments during the quarter ended September 30, 1997.

    The net income for the nine month period ended September 30, 1997 was $1.2 million compared to the net loss of $2.4 million for the nine month period ended September 30, 1996. The net income was primarily a result of a combination of increased revenues and decreased total operating expenses due to the combination of the companies as discussed above.

HISTORICAL FINANCIAL STATEMENTS

    As described above, the Historical Financial Statements presented herein include the results of SDI for all periods and the results of Ohmicron from August 30, 1996, TSD from October 1, 1996 and EnSys from December 30, 1996.

Three Months Ended September 30, 1997 vs. June 30, 1997

    Total net revenues increased during the three month period ended September 30, 1997 over the three month period ended June 30, 1997 by $815,000 or 23%. Product related sales increased $698,000 or 22%. This increase reflects the favorable effects of the efforts the Company made during the quarter to stabilize and further develop customer relationships after the mergers. This increase also was achieved as demand for the Company's immunoassay based test kits increased during the third quarter of 1997 due to seasonal factors. Historically, the third quarter is a strong selling period of the year. Additionally, sales of the Company's products to the agricultural and water quality market segments (segments that are less seasonal) continued to be strong.

    Total operating expenses increased $434,000 or 14% from the prior period to $3.6 million. Included in this total, manufacturing costs increased $137,000 or 10% from the prior period to $1.6 million. This increase in manufacturing costs is due primarily to the higher volume of products sold in the third quarter of 1997. The Company expects gross profit margins to increase in 1997 due to an increase in the sales of its products and efficiencies gained through consolidation. Research and development costs decreased $96,000 or 23% from the prior period to $313,000 as continued efficiencies from the combination of three former research and development departments into one are being realized. Selling, general and administrative costs increased $393,000 or 29% from the prior period to $1.8 million. The increase in selling, general and administrative costs is due to the increased business activity recorded in the quarter.

    Net interest income decreased $10,000 or 17%. This decrease is attributable primarily to a lower rate of return on cash invested during the quarter ended September 30, 1997, as compared to the prior quarter.

    Net income increased $371,000 or 106% to $722,000, in the quarter ended September 30, 1997. This increase in net income results from an increase in sales volume that was larger than the increase in expenses, all as described above.

Three Months Ended September 30, 1997 vs 1996

    Net revenues for the period increased by $3 million or 228% to $4.3 million during the three month period ended September 30, 1997 compared to the comparable period of 1996. Of this total, product related revenues increased $2.9 million or 346% to $3.8 million and contract and other revenues increased $51,000 or 11% to $512,000. The increase in total net revenue and product related revenue is attributable to the additional products and customers arising from the merger of SDI, Ohmicron and EnSys. The increase in contract and other revenue reflects the achievement of milestones and associated revenue and billings for three customers during the three month period ended September 30, 1997.

    Total operating expenses (exclusive of acquired research and development) increased $2.2 million or 157% to $3.6 million. Of this total, manufacturing costs increased $971,000 or 160% to $1.6 million, research and development expenses decreased $83,000 or 21% to $313,000 and selling, general and administrative expenses increased $1.3 million or 325% to $1.8 million. All of these increases are due to the combination of SDI, Ohmicron, TSD and EnSys.

    Net interest income increased $52,000 to $50,000 during the period. This increase is due to the investments acquired in the combinations.

    Equity in the income of TSD, a partnership in which SDI was a general partner, was eliminated in 1997 as TSD was dissolved in 1996 and certain assets of the partnership were transferred into a wholly owned subsidiary of the Company.

    The net income for the three month period ended September 30, 1997 was $722,000 compared to a net loss of $4,001,000 or a net loss of $88,000 (exclusive of acquired research and development) for the three month period ended September 30, 1996. The net income was primarily a result of the increase in revenue and decrease in the proportion of total operating expenses due to the combined companies after the combinations as discussed above.

Nine Months Ended September 30, 1997 vs. 1996

    Revenues for the period increased by $7 million or 191% to $10.6 million during the nine months ended September 30, 1997 as compared to the comparable period of 1996. Of this total, product related revenues increased $7.2 million or 348% to $9.3 million and contract and other revenues decreased $277,000 or 18% to $1.3 million. The increase in total net revenue and product related revenue is attributable to the additional products and customers arising from the combination of SDI, Ohmicron and EnSys. The decrease in contract and other revenue reflects the decreased emphasis by the Company on research and development contract revenues in favor of the marketing of developed products as described above.

    Total operating expenses (exclusive of acquired research and development) increased by $6 million 168% to $9.6 million. Of this total, manufacturing costs increased $2.3 million or 149% to $3.8 million, research and development expenses increased $38,000 or 3% to $1.2 million and selling, general and administrative expenses increased $3.7 million or 425% to $4.5 million. All of these increases are due to the combination of SDI, Ohmicron, TSD and EnSys.

    Net interest income increased $173,000 to $179,000 during the period. This increase is due to the investments acquired in the combinations.

    Equity in income of TSD (a partnership) was eliminated in 1997 as TSD was dissolved in 1996 and became a wholly owned subsidiary.

    The net income for the nine month period ended September 30, 1997 was $1.2 million compared to the net loss of $4.2 million or a net loss of $237,000 (exclusive of acquired research and development) for the nine month period ended September 30, 1996. The net income was primarily a result of the increase in revenue and decrease in the proportion of total operating expenses due to the combined companies after the combinations as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital which consists principally of cash, cash equivalents and marketable investments, increased $1.6 million from December 31, 1996 to $8.8 million at September 30, 1997. Cash, cash equivalents and short-term investments decreased $1.5 million to $5.1 million. This decrease was used to reduce accounts payable and accrued expenses by $1.9 million and finance increases in accounts receivable and inventories of $1.4 million and was net of increases attributable to changes in other current assets and liabilities of $174,000 and net income of $1.2 million.

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

                           STRATEGIC DIAGNOSTICS INC
                                  (Registrant)



         Signature                     Title                        Date
         ---------                     -----                        ----
/s/ RICHARD C. BIRKMEYER
--------------------------
    Richard C. Birkmeyer        President and Chief           October 30, 1997
                                 Executive Officer
                            (Principal Executive Officer)

/s/ ARTHUR A. KOCH, JR.
--------------------------
    Arthur A. Koch, Jr.       Vice President and Chief        October 30, 1997
                                  Financial Officer
                            (Principal Financial Officer)