Form 10-K
period 1997-12-31
STRATEGIC DIAGNOSTICS INC/DE/
filed 1998-03-11
CIK 911649

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                              -----------------------

                                     FORM 10-K
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For The Transition Period From _______ to  _________

                            Commission File No. 0-684401

                             STRATEGIC DIAGNOSTICS INC.
               (Exact name of Registrant as specified in its charter)

                             -------------------------

                   DELAWARE                              56-1581761
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)               Identification No.)
              111 PENCADER DRIVE
               NEWARK, DELAWARE                             19702
     (Address of principal executive offices)            (Zip Code)

        Registrant's telephone number, including area code:  (302) 456-6789

         Securities registered pursuant to Section 12(b) of the Act:  None

            Securities registered pursuant to Section 12(g) of the Act:
                            Common Stock, $.01 Par Value
                                  (Title of class)

                       -------------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes    X       No
                                             -----         -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was $31,400,000 as of February 23, 1998.

     As of February 23, 1998 there were 13,150,826 shares outstanding of the Registrant's common stock, par value $.01 per share.

                         DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement (the "Definitive Proxy Statement") to be filed with the Securities and Exchange Commission relative to the Company's 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.


PART I         . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1
   ITEM 1.   BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . . .1
     OVERVIEW. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1
     IMMUNOASSAY TECHNOLOGY. . . . . . . . . . . . . . . . . . . . . . . .1
     MARKETS AND PRODUCTS. . . . . . . . . . . . . . . . . . . . . . . . .3
     SALES AND MARKETING STRATEGY. . . . . . . . . . . . . . . . . . . . .7
     REGULATORY APPROVALS. . . . . . . . . . . . . . . . . . . . . . . . .7
     MANUFACTURING . . . . . . . . . . . . . . . . . . . . . . . . . . . .8
     RESEARCH AND DEVELOPMENT. . . . . . . . . . . . . . . . . . . . . . .9
     PROPRIETARY TECHNOLOGY AND PATENTS. . . . . . . . . . . . . . . . . 10
     COMPETITION . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11
     EMPLOYEES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12
   ITEM 2.   PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . . . 12
   ITEM 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . 12
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . 12
   ITEM 4(a) EXECUTIVE OFFICERS OF THE REGISTRANT. . . . . . . . . . . . 13

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

   ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
   STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . . . . . . . . 14
   ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA. . . . . . . . . . . . 15
   ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
   OPERATIONS AND FINANCIAL CONDITION. . . . . . . . . . . . . . . . . . 16
     FORWARD LOOKING STATEMENTS. . . . . . . . . . . . . . . . . . . . . 16
     OVERVIEW  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16
     RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . 18
     COMPARISON OF ACTUAL 1997 WITH HISTORICAL FINANCIAL INFORMATION . . 21
   ITEM 8.   FINANCIAL STATEMENTS AND SUPLEMENTARY DATA. . . . . . . . . 23
   ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
   AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . . . . . . . . . . 23

PART III. . .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 23

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT. . . . . . . 23
   ITEM 11.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . 23
   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
   MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 23
   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . 23

PART IV . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 24

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 24

                                       PART I

ITEM 1.        BUSINESS

OVERVIEW

     Strategic Diagnostics Inc. (the "Company") develops, manufactures, and markets immunoassay-based test kits for rapid, cost effective detection of a wide variety of different analytes in three primary market segments: water quality, industrial testing and agricultural. The Company is the entity resulting from the combination of EnSys Environmental Products, Inc. ("EnSys"), Ohmicron Corporation ("Ohmicron") and Strategic Diagnostics, Inc. ("SDI"). On August 30, 1996, Ohmicron was merged with and into SDI. On December 30, 1996, SDI was merged with and into EnSys. The surviving entity was then renamed Strategic Diagnostics Inc.

     The Company is a recognized leader in the field of immunoassay research, development and manufacturing and develops products in markets where the attributes of immunoassay technology (i.e. speed, ease-of-use, cost effective, quantitation, and flexibility), meet specific customer needs. The substances detected by the Company's test kits and strip tests include chemicals used to treat drinking water, proprietary chemicals used in industrial processes, environmental contaminants, pesticides, genetically engineered traits in plants, and diseases of commercial crops.

     The Company's kits tests for the detection of pesticides and environmental contaminants (D TECH(-Registered Trademark-), EnviroGard-TM-, EnSys RIS-TM- and RaPID Assay(-Registered Trademark-) are well recognized in the immunoassay field testing market. The Company sells its environmental products through its direct sales force in the U.S. and through distributors in Europe and the rest of the world. The Company's "one-step" strip tests hold a lead position in the emerging markets of analytical tests for the detection of water-soluble polymers and specific traits of genetically engineered plants. In addition to products serving the three primary markets, the Company manufactures and sells select immunoassay test kits for medical research applications including Macra(-Registered Trademark-) Lp(a), a leading method for measuring lipoprotein(a) in human serum.

     In addition to developing and marketing test kits and strip tests, the Company provides fully integrated monoclonal antibody development and large scale manufacturing services to pharmaceutical and medical diagnostic companies through it's wholly-owned subsidiary, TSD BioServices, Inc.

IMMUNOASSAY TECHNOLOGY

     An immunoassay is an analytical test that uses antibodies to detect the presence of a target compound in a complex sample matrix with high degrees of precision and accuracy.

     The technology was first developed more than 25 years ago and has rapidly replaced many laboratory diagnostic tests in the medical industry. The speed with which immunoassays have been adopted in the medical arena has been driven in large part by three factors: (i) a demand for analyses which were otherwise unavailable through conventional methods; (ii) a desire for analytical methods which could yield results much more quickly than conventional methods; and (iii) a need for more specific and accurate data. Currently, immunoassays are used extensively in the medical arena to detect drugs of abuse, therapeutic drugs, steroid and thyroid hormones, and microorganisms like those causing hepatitis and AIDS. One well-known application of immunoassay technology is the home pregnancy test kit. This test illustrates many of the benefits of immunoassay technology, namely, it provides an inexpensive, rapid, accurate result in an easy to use format that can be used in the privacy of one's own home.

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

     Immunoassay technology relies on the specific binding characteristics of antibodies. Antibodies are proteins made by cells within the bodies of animals as part of the immune response to invasion by foreign substances like bacteria and viruses. An antibody physically binds only to the substance that elicited its production. This characteristic of specific binding makes antibodies useful tools for detecting substances in complex sample matrices (e.g., blood, plant tissue, soil and water). Methods exist for isolating and purifying antibodies from animals, and labeling them in such a way that they can be used as components, or reagents, within a test to detect the presence of the substance of interest. Immunoassay technology has advanced to the point that antibodies can be made to a wide variety of substances including microorganisms, drugs, hormones, proteins, polymers, environmental pollutants and other chemicals.

     Once an antibody reagent that has the desired performance characteristics (sensitivity and specificity) has been identified, it must be incorporated into a test format that is appropriate for the customer's application. In the human clinical chemistry market, antibodies are employed as reagents on large, automated instruments that can analyze hundreds of samples per hour. In contrast, antibodies can also be packaged into single use, disposable formats such as the home pregnancy tests. Immunoassays can be designed to be highly quantitative or yield a simple yes/no result. The type of test format chosen for any given application depends on the needs of the customer and may include factors such as ease-of-use, cost per test, number of samples to be tested, the location the test will be performed and experience of the user.

     The Company has expertise and proprietary technology relating to the development and manufacture of primarily five immunoassay formats: latex filtration, magnetic particle, one-step strip tests, coated-tube and microtiter plate. Latex filtration assays offer ease-of-use, field portability and semi-quantitative results and are ideally suited for on-site, field screening applications where limited numbers of samples are to be analyzed.

     Magnetic particle assays have a greater number of steps and require more technical expertise to execute than latex filtration assays, but are more suited to the processing of larger numbers of samples at a single time, can be highly quantitative, and are relatively inexpensive on a cost-per-test basis. These characteristics make magnetic particle immunoassays effective measurement tools in both laboratory and certain field applications, especially where highly precise results are required.

     Lateral flow immunoassay strips, often referred to as 'one-step' strip tests, require only that the user apply a prepared sample to the test strip to obtain the test result--much like pH or Litmus paper tests. The low cost and simplicity of these tests make them ideally suited for a wide range of applications in many different markets. The current state-of-the-art of lateral flow immunoassays is such that the results obtained using these tests are qualitative, not quantitative, which imposes some limits on the applicability of the format.

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

     All measurement technologies, including immunoassays, have strengths and limitations. The Company's expertise with multiple immunoassay formats, coupled with a thorough understanding of the needs of a market and specific customer applications, has allowed the Company to develop a diverse array of immunoassay products designed to meet the analytical needs of multiple, sizable markets.

MARKETS AND PRODUCTS

     The Company sells products in the water quality, industrial testing and agricultural market categories through its direct sales force, through a network of over 40 distributors in Canada, Mexico, Latin America, Europe and Asia, and through its corporate partners. This section describes the Company's current markets and products as well as those in development.

     WATER QUALITY

     The Company believes that all of its products sold in this market are unique to the Company and provide high value testing solutions to fill largely unserviced analytical needs in this critical and highly regulated industry. In this arena, the Company markets established products such as those for the detection of pesticides, as well as emerging products for the detection of pathogenic microorganisms and toxic chemicals resulting from chlorine disinfection of drinking water. Also included in this market category are products developed and others currently under development for the detection of water treatment polymers used to clarify water and prevent scale formation.

     WATER TREATMENT POLYMERS. The water treatment market encompasses both industrial and municipal water treatment systems. Water treatment chemicals, typically polymers, are critical to preparing finished drinking water in municipal settings and to controlling water quality in industrial settings. Competition between water treatment chemical manufacturers is intense and new chemicals have evolved to the point that some of the more effective chemicals are quite expensive. Cost effective use of these chemicals requires careful control of polymer concentrations throughout the system in which they are being employed. Many of these polymers are toxic and have been implicated in fish kills when industrial effluents have been discharged to natural bodies of water. As a result, there is increased regulatory pressure to measure the amount of chemical being discharged into surface waters. Polymer detection is quite difficult and currently there is no other detection method capable of measuring these substances at the levels at which they are used or discharged in effluents.

     The Company, working in collaboration with its corporate partners, has successfully developed highly sensitive and accurate immunoassays for the detection of a number of water treatment polymers. These immunoassays have been demonstrated to be reliable and cost-effective way to measure water treatment polymers in samples from municipal water supplies, boilers, cooling towers, and other process and raw water sources. Some specific applications are: (i) measuring concentrations of chemicals to allow more efficacious use of costly compounds, (ii) detecting the presence of particular compounds in effluent discharge in order to gauge regulatory compliance, and (iii) monitoring processes to prevent fouling of highly expensive systems (like reverse osmosis) by excess polymer. The Company is currently commercializing multiple tests in this area and began shipping its first product during the third quarter of 1997.

     PESTICIDES. The entrance of pesticides into the water supply as a result of agricultural and residential runoff continues to be a problem requiring analytical testing. In areas of substantial agricultural activity, drinking water is tested for several pesticides in order to ensure compliance with federal regulations. Imported grains, fruits and vegetables are tested for the presence of pesticide residues prior to use in the U.S. In addition, pesticide residues in crops call for extensive testing at the time of pesticide registration or re-registration under the Federal Insecticide, Fungicide, and Rodenticide Act (FIFRA). In spite of their banned status, pesticides such as DDT and chlordane still persist in soil at sites where they were stored or distributed. The clean up of these sites requires the use of specific analytical methods of pesticide detection.

     CRYPTOSPORIDIUM AND GIARDIA. During 1994, the Company entered into an exclusive five-year license agreement, under which it would manufacture and sell Hydrofluor-TM-, an EPA-accepted immunoassay-based method for detecting the pathogenic protozoa Cryptosporidium and Giardia in water. According to the EPA, Cryptosporidium and Giardia cause more outbreaks of disease than any other water born pathogens. The Company's Hydrofluor-Combo-TM- test kit has been designated as the American Society for Testing and Materials (ASTM) standard method for detection of these pathogenic protozoa and also has been designated as the method for use in complying with the EPA's Information Collection Rule to establish the extent of contamination in the nation's drinking water.

     TOTAL TRIHALOMETHANES. Trihalomethanes are regulated, toxic by-products that result from chlorine disinfection of drinking water. The Company's test is a non-immunoassay-based test for the detection of 'total trihalomethanes' (TTHMs). The test is fast, easy and inexpensive, detects TTHMs at levels much lower than EPA regulated levels and correlates well with standard EPA laboratory methods. The EPA is currently reviewing the Company's TTHM method for use in drinking water compliance testing.

     RaPID ASSAY(-REGISTERED TRADEMARK-) AND ENVIROGARD-TM-. The RaPID Assay(-Registered Trademark-) and EnviroGard-TM- pesticide test kits are being used extensively by water quality researchers, resource managers, regulators and drinking water system operators for surface and groundwater monitoring, drinking water source and supply management, and chemical fate and transport studies. Users of the Company's water quality pesticide products include federal agencies, such as the U.S. Geological Survey and Department of Agriculture, state environmental and health departments, drinking water utilities, and environmental engineering companies.

     INDUSTRIAL TESTING

     The industrial testing market category is comprised of immunoassays for pollutants, proprietary chemicals and industrial markers.

     POLLUTANTS. Analysis of soil, water and waste samples to determine the presence of hazardous chemicals has become increasingly important in connection with environmental remediation and environmental monitoring activities. These activities are largely the result of environmental legislation such as RCRA, CERCLA, TSCA, the Safe Drinking Water Act (SDWA) and Federal Water Pollution Control Act (the "Clean Water Act"). It is estimated that approximately 1,200 commercial environmental testing laboratories, as well as "in-house" laboratories at industrial and disposal facilities provide environmental testing. Market research reports estimate that commercial environmental testing laboratories accounted for approximately one half of all environmental tests performed and had revenues exceeding $1 billion in 1996.

     Environmental remediation activities require a substantial amount of testing in connection with the clean up of contaminated sites. After initial characterization of toxic chemicals at a site, substantial testing typically is required to complete an assessment of the site to determine the extent and location of contamination and the appropriate remediation plan. Upon the commencement of the remediation project, additional testing is necessary to determine the effectiveness of the remediation measures. In addition, ongoing testing to monitor soil and groundwater is often required after completion of the remediation activities. The contaminants of primary concern for remediation activities include petroleum fuel products, polyaromatic hydrocarbons (PAHs), polychlorinated biphenyls (PCBs), benzene, certain metals and chlorinated solvents.

     Environmental monitoring activities under SDWA and National Pollution Discharge Elimination System (NPDES) legislation require periodic testing for various hazardous chemicals. The nation's 58,000 drinking water systems test for contaminants such as metals, benzene, other volatile organic compounds and microbiological contamination. Approximately 6,400 major industrial and municipal wastewater treatment facilities monitor and test wastewater for contaminants such as chlorinated solvents, metals and volatile organic compounds. Hazardous waste handling and disposal companies carry out large volumes of analytical work, including pre-acceptance testing to determine the suitability of waste streams for disposal and routine testing of incoming shipments. In addition, the ongoing management of chemicals in the petrochemical and pesticide industries also results in the need to test samples at many points in the production, use and disposal cycle. Electrical utilities have on-going analytical needs pertaining to disposal of PCB containing materials.

     PROPRIETARY CHEMICALS. The proprietary chemical market category includes tests, commissioned by chemical manufacturers, that specifically measure the particular compound of interest. In the chemical market category the benefits of immunoassay testing have led to three key applications: (i) regulatory registration, in which immunoassay data is generated to support the registration of a product with the EPA; (ii) detection, to determine whether a target compound is present in a complex matrix; and (iii) monitoring, in which tests are performed to determine chemical concentrations for control purposes.

     The application of immunoassay technology in conjunction with regulatory registration is significant because of the requirement that large-scale chemical manufacturers register their chemicals under FIFRA with the EPA. As part of this registration process, manufacturers must provide extensive data for both registration and post-registration analyses regarding toxicity and environmental impact. For many new compounds, certain aspects of this analysis require sensitivity which instrument-based testing cannot achieve. For others, no classical analytical methods are available to measure the compound. In either case, EPA requires the manufacturer to supply a method to monitor the compound in the environment. The Company is currently commercializing four tests in this area for two chemical companies. Agreements are in place for the development of seven additional tests.

     INDUSTRIAL MARKERS. The Company is collaborating with a corporate partner in this market category, which consists of test kits that detect marked products. The product marking technology is based on the incorporation of trace levels of inert chemicals or markers into solid or liquid products or on the surface of the products. The use of these markers, in conjunction with immunoassay techniques for marker detection, allows for the covert marking and testing of nearly any product. This technology can be used to prevent revenue loss due to counterfeiting and product diversion, limit a manufacturer's exposure to unwarranted product liability, and enhance process efficiency and product quality assurance.

     POLLUTANT TEST PRODUCTS. The Company sells four different format immunoassays into the environmental market: (i) D TECH(-Registered Trademark-) latex filtration tests, (ii) EnSys RISc-TM- and EnviroGard-TM- coated-tube tests, (iii) RaPID Assay-TM- magnetic particle tests and (iv) EnviroGard-TM-microtiter plate tests. Each of the four different test formats has performance characteristics that make them more or less suited for a particular customer application. The Company positions the sale of all of its products so as to provide the customer with the best product for its specific application.

     The D TECH(-Registered Trademark-) and EnSys RISc-TM- tests do not require refrigeration which make them ideally suited for on-site, field applications. All of the environmental test kits include components for the extraction of target analytes from the sample and subsequent analysis. Sample preparation time is typically less than five minutes per sample. All of the Company's environmental test kits are capable of analyzing at least ten samples per hour and some allow analysis of as many as forty samples per hour.

     D TECH(-REGISTERED TRADEMARK-). The D TECH(-Registered Trademark-) tests are a latex filtration immunoassay format and provide for rapid, easy to use, on-site, field screening analysis of soil and water samples containing EPA Priority Pollutants like PCBs, PAHs (polyaromatic hydrocarbons), TNT, BTEX (benzene, toluene, ethylbenzene and xylene) and others. D TECH is very simple to use, requires little or no user training, yields a semi-quantitative result and is ideally suited for true field applications where limited numbers of samples are to be analyzed at one time.

     RaPID ASSAY(-REGISTERED TRADEMARK-). The RaPID Assay(-Registered Trademark-) magnetic particle immunoassay product line currently contains kits and accessories for detection of 21 different pesticides (herbicides, insecticides and fungicides), and 6 toxic organic compounds. The magnetic particle test format is ideally suited for applications requiring highly precise determination of contaminant concentrations. Like the Company's other immunoassay tests, RaPID Assay(-Registered Trademark-) is fast and easy to perform, but not as field-portable. RaPID Assay(-Registered Trademark-) pesticide test kits are used for quantitation of pesticides in water, soil and food. RaPID Assay(-Registered Trademark-) test kits for toxic organic chemicals are used for measuring contaminant concentrations in both water and soil.

     ENVIROGARD-TM- AND ENSYS RISc-TM-. Like D TECH(-Registered Trademark-) and RaPID Assay(-Registered Trademark-), these coated-tube and microtiter plate format testing products detect some of the most commonly encountered toxic chemicals found in soil, water and on surfaces at contaminated sites, including PCBs, fuel products, PCP, TNT, benzene, PAHs, crude oil, and pesticides. Additionally, the EnviroGard-TM- products detect pesticides in drinking water and foodstuffs. The coated-tube format tests are used extensively to analyze relatively large numbers of samples in the field and yield a semi-quantitative result. The EnviroGard-TM- microtiter plate kits are designed for use in the laboratory and are ideally suited for analysis of large numbers of samples where determination of exact concentrations of contaminants are required.

     AGRICULTURAL

     The agricultural market segment includes tests to detect targeted traits in genetically engineered plants and two plant fungi, Rice Blast and Botrytis.

     GENETICALLY ENGINEERED CROPS. Agricultural companies are developing varieties of commercially important crops like corn, cotton and soybeans that have new additional genes which confer some commercial advantage to the plant, such as insect or pesticide resistance or enhanced growth or nutritional characteristics. Industry experts predict that roughly one quarter of the acreage used to grow corn in the U.S. will be planted with genetically engineered seed by the year 2000, in comparison to only 0.5% in 1996.

     A large agricultural chemical company that has developed proprietary varieties of insect-resistant corn and cotton using genetic engineering technology commissioned the Company's first test in this market. Not all the seed produced by a genetically engineered plant contains the gene for the desired trait and therefore not all the plants arising from a batch of seed will express the desired characteristic. The Company has developed a simple one-step strip test that is used at the point of testing to determine if an individual plant contains the new genetic trait. The Company has also developed similar one-step products for other crops. Commercial seed producers use these products to ensure the quality of their products. This type of test can also be used for enforcement purposes in crops to prevent unlicensed application of the genetic technology.

     Sales of this strip test and similar products to detect the presence of genetically engineered traits in plants have been increasing rapidly since their introduction in the third quarter of 1995 and the Company believes sales will continue to grow. The number of acres of crops with genetically enhanced traits under cultivation grew rapidly in 1997 and published reports indicate that the farmers' experience with these products was positive. Acreage in 1998 is expected to grow further based on these results and with this increased volume, the Company expects sales of these products to grow. Additional tests for genetically engineered plants are currently under development.

     RICE BLAST. Rice blast is a fungus that can devastate a rice crop. Worldwide, over 360 million acres of land are planted with rice. Countries such as Thailand, China, Japan and Indonesia are dependent on rice both as a food source and for export revenues. The Company's RapidChek(-Registered Trademark-) Blast Finder is a very simple, field-portable test kit (in the latex filtration format), which allows early detection of the fungus on growing rice plants. Early detection allows treatment of the rice with fungicides before the crop is severely damaged. The Company and its marketing affiliate have worked with the International Rice Research Institute to demonstrate the test kit internationally and the government of Thailand has taken an aggressive role in evaluating the test kit. To date the Company has only derived modest revenues from this product line.

     BOTRYTIS. Botrytis, or gray mold, effects a wide variety of food crops including grapes, strawberries, cucumbers, lettuce, etc. The Company's RapidChek(-Registered Trademark-) Botrytis test was originally developed to serve the wine industry and has been field tested in California. The California Department of Food and Agriculture (CDFA) acts as a liaison between the grape growers and the wineries and oversees testing of the harvested grapes in the field. Truckloads of harvested grapes are sampled as they leave the field and the grapes are visually inspected for botrytis infection. Botrytis levels are used to establish pricing and the growers, vintners and the CDFA all have a vested interest in methods for more accurately determining levels of infection in harvested grapes. As a result of this and other work, the use of immunoassays for grape inspection has been promulgated in the California Code of Regulations. While the RapidChek(-Registered Trademark-) Botrytis test was originally developed for grape testing, the Company believes that the larger opportunity for this product is the testing of fresh fruits and vegetables during import/export and is seeking to expand the application of this product to that market.

     OTHER PRODUCTS

     MACRA(-REGISTERED TRADEMARK-) Lp(a). Macra(-Registered Trademark-) Lp(a) is a microtiter plate assay that measures a lipoprotein found in human serum. This lipoprotein has been shown to be an indicator of risk for myocardial infarction, heart disease and stroke. The product is currently for research use only, however the Company has submitted a 510(k) application to the FDA. A great deal of clinical data has been generated with the Macra Lp(a) kit because of its leading research position, and its use in benchmark projects such as the Framingham Study, a multi-generation analysis of coronary risk factors.

     RAPIDCHEK(-REGISTERED TRADEMARK-) SRB. Sulfate Reducing Bacteria ("SRBs") are environmentally significant because they generate hydrogen sulfide gas and cause corrosion of stainless steel pumps, pipelines, and drilling rigs and result in the souring of oil reserves. SRBs can be controlled by the addition of treatment chemicals. Historically, the majority of testing in this market was performed using a culture method called the American Petroleum Institute Recommended Procedure No. 38. This method requires that samples be incubated from 14-28 days before a result is obtained. RapidChek(-Registered Trademark-) SRB test is a simple to use, field portable test that provides the user with accurate results in 20 minutes and allows for an immediate, more cost effective application of treatment chemicals.

     MAJOR CUSTOMERS. During 1997, the Company's sales to two customers, Rohm and Haas and Delta and Pine Land Co. each accounted for approximately ten percent of consolidated revenues. During 1996, EM and EnSys accounted for 11 percent and 19 percent respectively.

SALES AND MARKETING STRATEGY

     As a result of the consolidation of SDI, EnSys, Ohmicron and EnviroGard-TM- businesses, the Company has formed an experienced sales and marketing organization of 25 individuals. In addition to its direct sales force, the Company sells product through an extensive network of distributors, and through its corporate partners.

     The Company uses a number of strategies for the sale of its products worldwide. In the U.S., the major route of sale of its industrial testing products is through a national field sales force in defined sales territories. The field sales force is augmented by an in-house sales force, which in addition to selling product directly to customers, provide marketing and logistic support to the field sales personnel and interface between customers and technical support.

     In 1993 the Company opened a European headquarters and sales operation near London, England, and the sale of the EnSys RISc-TM-, RaPID Assay(-Registered Trademark-) and EnviroGard-TM- products in Europe are principally directed through that office. Sales and distribution of the D TECH product line outside of the U.S. are made exclusively by E. Merck KGaA, Darmstadt, Germany.

     Sales of the Company's products for detecting water treatment polymers, proprietary chemicals, industrial markers, genetically engineered crops and Rice Blast are through the Company's corporate partners in selected markets and through the Company's direct organization in others. The RapidChek-Registered Trademark- SRB test kit is sold directly by the Company and through 5 international distributors. The Company has arrangements with 3 international distributors for sale of the Macra test kit.

REGULATORY APPROVALS

     The environmental legislation and regulations that the Company believes are most applicable to its current business are RCRA, CERCLA, TSCA, FIFRA and the Pure Food and Drug Act. As the Company expands its product line to meet the environmental monitoring needs of municipalities and industrial facilities, the SDWA, the Clean Water Act and the NPDES permitting program under the Clean Water Act also will be significant to the Company's business. These laws regulate the management, disposal and clean up of hazardous substances and protect the nation's ground and surface water and drinking water supplies. In addition, regulatory responsibilities in a number of areas have been delegated to state agencies and state and local laws and regulations impose additional restrictions and requirements. While environmental regulations overseas vary, many countries, particularly in Europe, have counterparts to the U.S. legislation.

     The Company believes that regulatory acceptance, though not required for the use of its products in most cases, is a significant factor in gaining market acceptance. There are three main areas in which the Company is seeking regulatory acceptance for its products: hazardous waste testing methods by the federal and state environmental protection agencies, water testing methods by the federal and state environmental protection agencies and FDA approval for the Company's 510(k) application for Macra(-Registered Trademark-) Lp(a). The federal Environmental Protection Agency and some state agencies have evaluated certain of the Company's analytical methods and accepted their use for certain remediation and monitoring activities.
Further acceptance by these agencies would further stimulate demand for the Company's products. The Company expects that as its products are subjected to wider use under a variety of conditions and subjected to traditional validation techniques, such acceptance will generally be granted. Such acceptance would serve to strengthen already compelling customer motivations such as the ease-of-use and specificity characteristics of the Company's products and is not a prerequisite to selling the products in the markets the Company serves.

     HAZARDOUS WASTE TESTING METHODS. EPA SW-846 is the compendium of analytical and test methods published by the EPA's Office of Solid Waste
(OSW). A number of provisions of the EPA's hazardous waste regulations under RCRA mandate the use of SW-846 methods. In other contexts, SW-846 is a guidance document setting forth acceptable, although not required methods to be implemented by the user in response to sampling and analysis requirements.
 Some states also require the use of SW-846 methods under their hazardous waste programs. While SW-846 methods are technically only applicable to regulatory programs under RCRA, other federal, state and local environmental programs, including CERCLA and TSCA, often refer to and rely on SW-846 methods for purposes of remediation and monitoring.

     The process for a method to be incorporated into EPA SW-846 generally takes approximately 24 to 36 months. The

OSW evaluates the applicant's test results and obtains additional information or conducts its own tests if necessary. After a method is deemed acceptable, it is published by the EPA in draft form ("EPA Draft Method"). Periodically, the EPA updates SW-846 through a notice in the Federal Register referencing the EPA Draft Methods published since the last update. Following a comment period, the EPA Draft Methods are referenced in the Federal Register as a Final Rule and incorporated into SW-846. The following table summarizes the EPA acceptance status of the Company's products.


     ----------------------------------------------------------------------------------------------------------------------
     EPA SW-846
       Method       D TECH(-Registered Trademark-)    EnSys RISc-TM-    EnviroGard-TM-      RaPID Assay(-Registered Trademark-)
     No.   Analyte
     ----------------------------------------------------------------------------------------------------------------------
     4010    PCP                                     Soil & Water      Soil & Water                      Soil
     ----------------------------------------------------------------------------------------------------------------------
     4015   2,4-D                                    Soil & Water          Soil                          Soil
     ----------------------------------------------------------------------------------------------------------------------
     4020    PCB              Soil                    Soil & Oil           Soil                          Soil
     ----------------------------------------------------------------------------------------------------------------------
     4030    TPH                                         Soil              Soil                       Per CalEPA
     4035    PAH                                      Soil (APAH)       Soil (APAH)                   Soil (APAH)
                                                                                                      Soil (CPAH)
     ----------------------------------------------------------------------------------------------------------------------
     4040  Toxaphene                                                       Soil
     4041  Chlordane                                                       Soil
     4042  DDT                                                             Soil
     ----------------------------------------------------------------------------------------------------------------------
     4050    TNT           Soil & Water                                 Soil & Water                 Soil & Water
     4051    RDX           Soil & Water
     ----------------------------------------------------------------------------------------------------------------------
     4670  Triazines                                                                                     Water
     ----------------------------------------------------------------------------------------------------------------------
     8510    RDX                                         Soil
     8515    TNT                                         Soil
     ----------------------------------------------------------------------------------------------------------------------



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

     The TTHM (total trihalomethanes) water test has been accepted as Draft Method 8530 by OSW and will receive further consideration by the Drinking Water Methods Group. In addition, the RaPID Assay(-Registered Trademark-) Atrazine test was accepted as a quantitative method through the OSW and by the Association of Official Analytical Chemists ("AOAC"), and it is anticipated that the EPA Office of Drinking Water will adopt this method for compliance in the enforcement of the Drinking Water Regulations for Triazines under the SDWA. More recently, the Company's RaPID Assay-Registered Trademark- for Spinosad has been adopted by the EPA as the official enforcement method for this pesticide. The Hydrofluor-Combo-TM- test kit is the ASTM standard method for detection of these pathogenic protozoa and has been designated as the method for use in complying with the EPA's Information Collection Rule to establish the extent of contamination in the nation's drinking water.

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

MANUFACTURING

     The Company currently manufactures over 150 different test kits for the detection of a wide array of analytes in five immunoassay formats; one-step strip tests, coated-tubes, latex particles, magnetic particles and microtiter plates. In addition to test kits, the Company supplies its customers with ancillary equipment and supplies including spectrophotometers, pipettes, balances, and timers among others.

     The kit manufacturing process consists mainly of critical reagent production and in process testing, filling and dispensing, labeling, kit assembly, quality control, packaging and shipping. The Company's Technical Reagents Manufacturing group produces critical reagents from its laboratories in Newark, DE. Sub-assemblies and finished kits are manufactured and shipped worldwide out of the Company's headquarters facility in Newark, DE.

     Biological materials are primarily developed and produced in-house, however, some reagents are licensed from third parties or purchased from commercial sources. A crucial step in the Company's manufacturing process is the stabilization of the immunoreagents utilizing proprietary lyophilization techniques. In general, raw materials used by the Company in its products are obtainable from multiple sources. The Company purchases instruments and ancillary equipment from outside vendors. A number of the instruments sold by the Company were developed to be used exclusively with the Company products and are subject to specific supply agreements. The Company believes that the raw materials, instruments and equipment used in the manufacture of its products are adequately available for the Company's current and foreseeable manufacturing needs.

     The Company manufactures its products in accordance with the FDA's Good Manufacturing Practices guidelines and has put in place systems designed to control all elements of the manufacturing process including raw materials, inventory, processes, documents, work-in-process, lot records, equipment and training. Integrated inventory control, purchasing, manufacturing scheduling, order processing, shipping and customer invoicing are elements of the Company's computerized Manufacturing Resource Planning (MRP) systems.

     The Company's manufacturing organization, including the Technical Reagents Manufacturing group, consists of 30 individuals. The Company believes the existing facilities and equipment are sufficient to support a significantly larger manufacturing base. Manufacturing operations are currently running a single shift.

RESEARCH AND DEVELOPMENT

     The Company engages in substantial research and development activities involving antibody and immunoassay development. In the three years ended December 31, 1997, 1996 and 1995, the Company incurred approximately $1,580,000, $1,569,000 and $2,272,000, respectively in research and development expenditures, substantially all of which has been customer-sponsored. The Company's laboratory facilities located in Newark, DE were designed and built specifically for conducting research and development relating to antibody and immunoassay technology. These facilities include the state-of-the art, GMP, American Association for Accreditation of Laboratory Animal Care ("AAALAC") approved, TSD BioServices monoclonal antibody development and large-scale production facility. The Company has assembled a scientific staff with extensive experience in the development of monoclonal and polyclonal antibodies, immunogens and assay reagents. The Company's assay development scientists are experienced in developing tests in a variety of different immunoassay formats including one-step strips, latex filtration, magnetic particles, coated tubes and microtiter plates. Research and development personnel have complementary skills in several advanced research disciplines, including synthetic organic chemistry, protein chemistry, biochemistry, immunology, immunochemistry, microbiology and soil science. In addition to the technical expertise resident within research and development, TSD BioServices provides the Company scientists, as well as its outside clients, with large-scale GMP production, bioprocessing, purification and quality control of antibodies and reagents.

     The Company's research and development activities are focused on developing products to expand its manufacturing base and leverage its Sales and Marketing organization. The Company is a recognized leader in the field of contract antibody and immunoassay research and development in the industrial, water quality and agricultural sectors, and markets its services primarily to large chemical and pharmaceutical companies. Product development is typically performed in collaboration with a corporate partner that has identified a specific market need and provides funds to the Company to develop an assay. Research and development contracts are typically structured such that technology developed within the program are co-owned by the Company and its partner and the Company maintains exclusive manufacturing rights.

     To the extent the Company believes that improvements to existing products significantly enhance competitiveness, expand a market or improve market penetration, the Company has periodically funded such efforts. In the markets where the Company has chosen to compete, rapid field screening tests are highly valued and the Company is actively engaged in developing proprietary technology to better meet those needs and enhance the Company's overall performance. Through its continuing development of tests to detect genetically engineered plants and water treatment polymers, the Company has gained extensive expertise in development and manufacture of one-step strip tests, and is working aggressively to further develop this technology.

     The Company's technology organization, including research and development, TSD, Technical Reagents Manufacturing, and Technical Marketing Support consists of approximately 45 individuals of which 15 hold advanced academic degrees.

PROPRIETARY TECHNOLOGY AND PATENTS

     The Company products are based on the use of proprietary reagents, technology and test systems developed by the Company scientists or acquired externally. Accordingly, the Company has implemented a number of procedures to safeguard the proprietary nature of its technology. The Company requires its employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting relationship with the Company and all employees are required to agree to assign to the Company all rights to any inventions made during their employment or relating to the Company's activities.

     Additionally, the Company seeks to protect its technology and processes through the patent process. The Company currently holds thirteen issued U.S. patents and the claims for another two are in a state of allowance. Two additional U.S. patents have been licensed for exclusive use by the Company and seven U.S. patent applications are pending.

     During 1997 the Company acquired all right, title and interest to U.S. Patent 5,593,850 from Nalco Chemical Company (the '850 patent). The '850 patent provides broad coverage for the determination of water treatment polymers in industrial samples using monoclonal antibodies that bind directly to the polymer. The '850 patent is presently the subject of an interference proceeding.

     An alternative method of detecting water treatment polymers is to chemically couple an unrelated "marker" substance to the polymers and use antibodies and immunoassays that bind to the marker to detect the polymer. The technology for using antibodies to detect markers that are chemically coupled to a substance to be detected is patented by Biocode Incorporated (U.S. Patent 5,429,952). In 1996 the Company licensed from Biocode Incorporated the exclusive rights to this technology for the detection of water treatment polymers. Together, the '850 patent and the Biocode license provide broad protection for the use of immunoassay detection of water treatment polymers.

     ---------------------------------------------------------------------------
     U.S. Patent    Title
     ---------------------------------------------------------------------------
     4,999,286      Sulfate reducing bacteria determination and control
     5,200,346      Aldicarb immunoassay by sulfone equivalents
     5,411,869      Immunological analogs for captan
     5,449,611      Polyaromatic hydrocarbon (PAH) immunoassay method, its
                    components and a kit for use in performing the same
     5,484,709      Immunoassay method for detecting an immunologically
                    non-remarkable compound
     5,547,877      Methods for the rapid detection of toxic halogenated
                    hydrocarbons and kits useful in performing the same
     5,554,730      Fungus extraction method and kit
     5,576,187      Standards for phosphorothioate insecticide immunoassays
     5,593,850      Monitoring of industrial water quality using monoclonal
                    antibodies to polymers
     5,618,681      Polyaromatic hydrocarbon (PAH) immunoassay method, its
                    components and a kit for use in performing the same
     5,658,463      Kits and processes for extraction of analytes from solid
                    materials
     5,679,574      Quantitative test for oils, crude oil, hydrocarbon, or other contaminants in soil and a kit for performing the same
     5,691,148      A petroleum immunoassay method, its components and a kit for performing the same





     Allowed        Immunoassay standards for volatile analytes with benzene
                    rings
     Allowed        Immunoassay standards for polyaromatic hydrocarbon detection
     5,429,952      Marking of products to establish identity and source
     ---------------------------------------------------------------------------



     The Company believes that low-cost, easy to use, rapid field screening tests have the potential to be significant products in its chosen markets. Therefore, the Company is aggressively developing technology relating to immunoassay formats with those features. Two of the Company's pending applications involve one-step strip test formats, and one of the applications has to do with a novel latex filtration test format. In addition to the assay format patent applications, the Company has pending applications relating to immunoassays for trichloroethylene (TCE) and polychlorinated biphenyls (PCB).

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

     In addition to seeking patent protection for the Company's proprietary information, the Company also relies upon trade secrets, know-how and continuing technical innovation to maintain competitiveness. The Company has developed a number of proprietary technologies which the Company has chosen not to patent including stabilization systems for reagents, chemical syntheses for conjugates, immunogens and analyte analogs, and strategies relating to antibody development. Regarding the latter, the Company's extensive expertise has enabled it to develop antibodies and products that are unique to the industry including monoclonal antibodies to water treatment polymers, the explosive RDX, BTEX and TCE.

     LIBRARY OF MONOCLONAL ANTIBODIES TO CLINICAL ANALYTES: The Company has a library of 42 monoclonal antibodies for clinical diagnostic applications. These antibodies are licensed by diagnostic companies for use in commercial assays. The Company has several outstanding licenses to a variety of diagnostic companies.

     MONOCLONAL ANTIBODY TO Lp(a): The Company has licensed the exclusive use of the monoclonal antibody which confers the specificity in the Macra Lp(a) test.

     MAGNETIC PARTICLES. Under two license agreements, the Company has been granted the right and license throughout the world to use magnetocluster technology in connection with the Company's RaPID Assay(-Registered Trademark-) products for the detection of environmental analytes. This license carries royalties starting at 4% of net sales of such products each year and declining to 2% based upon the volume of sales in such year.

COMPETITION

     Many of the Company's potential competitors are large companies with substantially greater financial and other resources than the Company. To the extent that any such companies enter into one or more of the Company's markets, the Company's operations could be materially, adversely affected. The Company anticipates increased competition as potential competitors perceive that the Company's markets have become commercially proven. Other companies may be developing additional products for one or more of the Company's markets that could be competitive with the Company's products. Nevertheless, the Company believes that its competitiveness has been significantly enhanced as a result of the consolidation of the SDI, EnSys, Ohmicron and EnviroGard-TM- businesses.

     Currently, the Company believes that there are no similar competing immunoassay products for the Company's RapidChek(-Registered Trademark-) Rice Blast, Botrytis and SRB, GeneCheck-TM- B.t.k., proprietary chemical, industrial marker or water treatment polymer tests. The Company holds U.S. patents relating to the Rice Blast and SRB tests and believes they will help to provide a competitive advantage in the event that competing products enter the market. The Company's water treatment polymer tests are unique to the industry and the Company has secured U.S. patents and an exclusive technology license and believes that such property will help to provide a competitive advantage in the event that competing products enter the market.

     A number of companies already have pursued, and are actively pursuing, products for the detection of Cryptosporidium and Giardia in drinking water and it is likely that the Company's Hydrofluor products will face increasing competition in the future. Hydrofluor currently benefits from its designation as the ASTM standard method for detection of these protozoa and from its selection by the EPA as the method for use in complying to the EPA's Information Collection Rule to establish the extent of contamination in the nation's drinking water.

     The Company's Macra(-Registered Trademark-) Lp(a) product competes with other existing immunoassay tests in the marketplace, but since it was first to the market, Macra(-Registered Trademark-)'s competitive position is enhanced by the large quantity of clinical data that has been generated by researchers and clinicians that have used the test in large prospective studies. The Company is seeking to use this data to help secure 510(k) approval from the FDA.

EMPLOYEES

     As of December 31, 1997, the Company employed 103 full time and 2 part time individuals including 77 regular and 28 contract employees. All of the Company's employees have executed agreements with the Company agreeing not to disclose the Company's proprietary information, assigning to the Company all rights to inventions made during their employment, and prohibiting them from competing with the Company. None of the Company's employees is covered by collective bargaining agreements. The Company believes that its relations with its employees are good.

ITEM 2.   PROPERTIES

     The Company is headquartered in Newark, DE, and occupies approximately 28,000 square feet of space under an operating lease expiring in December 2007. The Company also leases approximately 26,000 square feet of manufacturing and research space also in Newark, DE under three operating leases that expire in October 2000, October 2001 and November 2003, respectively.

     Prior to the merger with the Company, EnSys leased approximately 18,000 square feet of space in one building in the Research Triangle park area in North Carolina under a ten-year lease that expires in 1999 with a renewal option through 2004. Following the merger, the Company closed the North Carolina operation and has sub-let the space to an unrelated third party for the remaining term of the lease. The Company leases regional sales offices near London, England, Newport Beach, CA, and Chestnut Hill, MA. The Company also leases warehouse space of 1,600 square feet or less with leases that run one year or less. The Company believes that its equipment and facilities are adequate for its present purposes. (See Note 15 to Notes to the Financial Statements).

ITEM 3.   LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended December 31, 1997.

ITEM 4(a) EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company, their positions with the Company and ages are as follows:


     NAME                     AGE            POSITION
     ----                     ---            --------
     Richard C. Birkmeyer     44             President and Chief Executive Officer
     Anne F. Cavanaugh        38             Vice President - Corporate Development
     Kelly J. Cullum*         37             Vice President - Sales and Marketing
     Arthur A. Koch, Jr.      44             Vice President - Finance and Chief Financial Officer
     Martha C. Reider         43             Vice President - Manufacturing
     James W. Stave, Ph.D.    43             Vice President - Research and Development
     --------------------------------------------------------------------------------------------
     * Effective February 16, 1998



     RICHARD C. BIRKMEYER, age 44, cofounded SDI in 1990 and has served as its President and Chief Executive Officer and a director since its inception.
 Prior to founding SDI, Mr. Birkmeyer was employed by E.I. du Pont de Nemours ("DuPont") from 1983 to 1990, where he most recently served as product manager. Mr. Birkmeyer received a Ph.D. in Biochemistry/Immunology from the State University of New York at Binghamton and his BS in Biology from the State University of New York at Plattsburgh. In addition, Mr. Birkmeyer completed post-doctoral research in immunogenetics at Iowa State University.

     ANNE F. CAVANAUGH, age 38, cofounded SDI in 1990 and has served as a Vice President in various capacities since its inception and is presently responsible for operations of TSD BioServices, Inc. and Corporate Development. From inception to December 30, 1996, Ms. Cavanaugh was a director of SDI. Prior to founding SDI, Ms. Cavanaugh was employed by Terumo Medical Corporation and the Rockefeller University. Ms. Cavanaugh received her BS in Biochemistry from East Stroudsburg University and has attended the University of Delaware's MBA program.

     KELLY J. CULLUM, age 37, joined the Company in February 1998 as Vice President - Sales and Marketing. Prior to joining the Company, Ms. Cullum was employed at Idexx Laboratories in Tokyo, Japan, as Corporate Vice President, Pacific Rim Division. From 1994 to 1995, Ms. Cullum was Global Director of Marketing for Veterinary Products Division at Idexx. Prior to this position and since 1987, Ms. Cullum held a variety of sales management positions at Idexx. Ms. Cullum received her BS in Marketing from the University of Massachusetts, Amherst.

     ARTHUR A. KOCH, JR., age 44, joined the Company in April 1997 as Vice President - Finance and Chief Financial Officer. Prior to joining the Company, Mr. Koch was Vice President and Chief Financial Officer of Paracelsian, Inc., a publicly held biotechnology company. From 1992 to 1995, Mr. Koch was Vice President and Chief Financial Officer of IBAH, Inc. a publicly held contract clinical research corporation. Mr. Koch received a BBA in Business Administration from Temple University and is a Certified Public Accountant.

     MARTHA C. REIDER, age 43, cofounded SDI in 1990 and has served as Vice President - Manufacturing and Secretary since inception. From inception to December 30, 1996, Ms. Reider was a director of SDI. Prior to founding SDI, Ms. Reider worked for DuPont from 1976 to 1990 where she most recently served as supervisor of Quality Control and Quality Assurance. Ms. Reider received her BA in Biological Sciences from Ohio Northern University.

     JAMES W. STAVE, age 43, joined SDI in March 1991 as a research group leader. Subsequently, Dr. Stave was promoted to director of Research and Development, in October 1993 was promoted to Vice President - Research and Development. Prior to joining SDI, Dr. Stave worked for DuPont. Molecular Genetics, Inc. and the U.S. Department of Agriculture. Dr. Stave received his Ph.D. in Microbiology from the University of Maryland and his B.S. in Biology from Michigan Technological University.

                                      PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on The Nasdaq National Market under the symbol "SDIX". Set forth below are the quarterly high and low bid prices for the shares of Common Stock of the Company as reported by Nasdaq:

                                         Common Stock Price Range
                                             High      Low
                                             ----      ---
          Fiscal Year Ended
          -----------------
          December 31, 1997:
          First Quarter                      2  3/4    1  3/8
          Second Quarter                     2         1  1/4
          Third Quarter                      1 13/16   1
          Fourth Quarter                     2  5/16   1  1/16

          December 31, 1996:
          First Quarter                      2  1/2    1
          Second Quarter                     2  1/4    1  3/8
          Third Quarter                      2  1/4    1  3/8
          Fourth Quarter                     2  3/8    1  3/8


     On February 23, 1998, there were approximately 590 holders (99 holders of record) of the Common Stock of the Company. The Company has never paid any cash dividends on its Common Stock and has no plans to pay cash dividends in the foreseeable future.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA




                                                                                Year Ended December 31,
                                                                                -----------------------
                                                                  (in thousands, except share and per share data)
                                                          1997           1996           1995           1994           1993
                                                          ----           ----           ----           ----           ----
STATEMENT OF OPERATIONS DATA:
REVENUES:
   Product related                                    $    12,703    $     3,402    $     1,605    $     1,192    $       551
   Contract and other                                       1,717          2,435          2,084          2,580          2,064
                                                      -----------    -----------    -----------    -----------    -----------
   Total revenues                                          14,420          5,837          3,689          3,772          2,615

OPERATING EXPENSES:
   Manufacturing                                            5,305          2,839          1,288            910            791
   Acquired research and development                          -            8,266            -              -              -
   Research and development                                 1,580          1,569          2,272          2,832          1,735
   Selling, general and administrative                      6,132          1,737          1,190          1,385          1,013
                                                      -----------    -----------    -----------    -----------    -----------
   Total operating expenses                                13,017         14,411          4,750          5,127          3,539

Operating Income (Loss)                                     1,403         (8,574)        (1,061)        (1,355)          (924)

Interest and other income (expense), net                      274            186           (165)            30            (64)
                                                      -----------    -----------    -----------    -----------    -----------

NET INCOME (LOSS)                                           1,677         (8,388)        (1,226)        (1,325)          (988)

Accretion of redeemable preferred
stock liquidation value(1)                                    -             (635)          (367)          (367)          (192)
                                                      -----------    -----------    -----------    -----------    -----------

Net Income (Loss) applicable to common
   stockholders                                       $     1,677    $    (9,023)   $    (1,593)   $    (1,692)   $    (1,180)
                                                      -----------    -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------    -----------    -----------

BASIC NET INCOME (LOSS) PER SHARE
APPLICABLE TO COMMON STOCKHOLDERS:                    $      0.13    $     (2.12)   $     (0.46)   $     (0.56)   $     (0.40)
                                                      -----------    -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------    -----------    -----------

SHARES USED IN COMPUTING
BASIC PER SHARE AMOUNTS:                               13,084,000      4,248,000      3,464,000      3,041,000      2,957,000
                                                      -----------    -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------    -----------    -----------

DILUTED NET INCOME (LOSS) PER SHARE
APPLICABLE TO COMMON STOCKHOLDERS:                    $      0.11    $     (2.12)   $     (0.46)   $     (0.56)   $     (0.40)
                                                      -----------    -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------    -----------    -----------

SHARES USED IN COMPUTING
DILUTED PER SHARE AMOUNTS:                             15,712,000      4,248,000      3,464,000      3,041,000      2,957,000
                                                      -----------    -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------    -----------    -----------



                                                                                      December 31,
                                                     -----------------------------------------------------------------------
                                                          1997           1996(1)        1995           1994           1993
BALANCE SHEET DATA:                                       ----           ----           ----           ----           ----
Cash and cash equivalents                                   2,580            917             35             67          1,259
Short-term investments                                      3,638          5,710            -              -              -
                                                      -----------    -----------    -----------    -----------    -----------
   Sub total                                                6,218          6,627             35             67          1,259

Working capital (deficit)                                   9,403          7,170           (891)           126          1,288

Total Assets                                               14,060         14,581          2,076          2,106          3,044

Redeemable convertible preferred stock(1)                     -              -            3,879          3,512          3,145
Accumulated deficit(2)                                    (11,702)       (13,379)        (4,356)        (2,763)        (1,094)

Stockholders' equity (deficit)                             12,340         10,673         (4,064)        (2,580)        (1,050)



(1) The redeemable convertible preferred stock was reclassified into stockholders' equity in connection with the EnSys merger.

(2) There have been no common stock dividends declared or paid since the inception of the Company.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD LOOKING STATEMENTS

     This Form 10-K contains several forward-looking statements reflecting the Company's current expectations. Investors are cautioned that all forward-looking statements involve risks and uncertainties, which may cause actual results to differ from those anticipated at this time. Such risks and uncertainties include, without limitation, changes in demand for products, delays in product development, inability to obtain required government approvals, modifications to development and sales relationships, the ability to achieve anticipated growth, seasonality and competition.

OVERVIEW

     The Company is the entity resulting from the combination of EnSys, Ohmicron and SDI. On August 30, 1996, Ohmicron was merged with and into SDI, with certain Ohmicron stockholders and note holders receiving shares of SDI common stock. On December 30, 1996, SDI was merged with and into EnSys. The surviving entity was then renamed Strategic Diagnostics Inc. Each of these transactions was accounted for as a purchase with SDI as the acquiring company and, therefore, the surviving company for financial reporting purposes. As a result, the historical financial information discussed includes the results of SDI for all periods presented and the actual results of Ohmicron from August 30, 1996 and EnSys from December 30, 1996.

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

     Since its inception, SDI has focused on using proprietary technology and know-how to develop, manufacture and market immunoassay test kits for applications primarily in the water quality, industrial testing and agricultural markets. One of the strategies SDI used to develop its business was to establish relationships with other companies who had significantly greater resources and capabilities to evaluate market opportunities and potential for new products. The Company refers to these relationships as "Corporate Partnerships". Corporate Partners, who had identified and researched a market opportunity, funded SDI to develop and manufacture immunoassay products to meet the market need. Most of the Corporate Partner agreements were written so that SDI retained a right to manufacture the finished product, and the technology developed during the course of the project was co-owned by SDI and its partner. In this way, SDI developed proprietary technology and built a base of manufactured commercial products. Commercial operations were initiated with a contact with a Corporate Partner (a large integrated chemical company) to develop an immunoassay test to detect certain corrosion causing bacteria. This product was introduced in late 1991 and SDI purchased all rights and technology related to this product in 1994.

     In February 1992, SDI entered into a $3.9 million Corporate Partnership with EM Industries, Inc. (an affiliate of Merck KGaA, Darmstadt, Germany) for the development and manufacture of a line of immunoassay test kits capable of identifying and quantifying targeted priority pollutants. The first products under this agreement were introduced in 1993. Through August 1996, these products were manufactured by SDI and marketed by EM Industries, Inc. In September 1996, EM Industries, Inc. and SDI reached an agreement whereby the February 1992 agreement was terminated, together with EM Industries, Inc.'s marketing rights thereunder, in exchange for certain specified royalty payments to EM Industries, Inc. and shares of SDI common stock. The marketing activities with respect to such products in the U.S. are now the responsibility of the Company.

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

     The Company believes that its competitiveness has been enhanced through the combinations of talents, technology and resources resulting from the mergers and acquisitions described above. The Company has also achieved meaningful economies of scale, operates from consolidated facilities in Newark, DE and is now offering its customers the most appropriate test for each specific customer application.

     Another key strategy that SDI used to develop its business was the formation in 1991 of TSD BioServices, a joint venture between SDI and a subsidiary of Taconic Farms of Germantown, NY. Taconic Farms is a privately held company whose business is the production and sale of mice and rats, primarily to the research community. In 1996, the joint venture was dissolved and SDI's interests were distributed into a wholly owned subsidiary, TSD BioServices, Inc. ("TSD"). The mission of TSD is to supply antibodies, especially monoclonal antibodies, immunochemical reagents and related services to medical diagnostic and pharmaceutical companies, as well as the research community. TSD's primary facility occupies approximately 8,000 square feet of space in Newark, DE.

     The Company believes that its products in the water quality, industrial testing and agricultural markets are unique and fill potentially large, unmet needs. The Company also believes that its products and technology currently being developed have broad application in diverse markets.

     The Company believes that its established product base, quality manufacturing expertise, experienced sales and marketing organization, established network of distributors, corporate partner relationships and proven research and development expertise will be critical elements of its potential future success.

     The Company experiences a seasonal pattern to its business. Sales of industrial and agricultural products are highest during the summer months with the lower levels of activity occurring during the winter months. Accordingly, revenues in a particular quarter in 1998 may not be indicative of revenues for any subsequent quarter during the year, or for the year. As sales of the Company's analytical tests for water-soluble polymers (which are generally not affected by seasonal patterns) and agricultural products to other parts of the world develop over the next few years, the Company expects its seasonal fluctuations to become gradually less pronounced.

RESULTS OF OPERATIONS

     As described above, the Historical Financial Statements presented herein include the results of SDI for all periods and the results of Ohmicron from August 30, 1996, TSD from October 1, 1996 and EnSys from December 30, 1996.

     For comparative purposes, the following table sets forth the 1997 audited results of operations and the 1996 unaudited pro forma results of operations. The 1996 unaudited pro forma information presents the combined results as if the acquisition of Ohmicron, dissolution of TSD and the EnSys merger had been completed at January 1, 1996 (the "Pro Forma Financial Information").


                        CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except share and per share data)



                                                             Year Ended December 31,
 .......................................................................................
                                                          1997              1996 (1)(2)
                                                        (ACTUAL)           (Pro Forma)
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
                                                                           (unaudited)
NET REVENUES:
---------------------------------------------------------------------------------------
  Product related                                    $    12,703          $    10,934
  Contract and other                                       1,717                1,766
    -----------------------------------------------------------------------------------
    Total net revenues                                    14,420               12,700
    -----------------------------------------------------------------------------------
OPERATING EXPENSES:
  Manufacturing                                            5,305                5,947
  Research and development                                 1,580                3,332
  Selling, general and administrative                      6,132                8,282
    -----------------------------------------------------------------------------------
    Total operating expenses                              13,017               17,561
    -----------------------------------------------------------------------------------
    Operating income (loss)                                1,403               (4,861)
INTEREST INCOME (EXPENSE), NET                               274                  589
---------------------------------------------------------------------------------------

NET INCOME                                           $     1,677          $    (4,272)
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
DILUTED NET INCOME PER SHARE
  APPLICABLE TO COMMON STOCKHOLDERS                        $0.11               ($0.33)
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------

SHARES USED IN COMPUTING NET INCOME PER SHARE
  APPLICABLE TO COMMON STOCKHOLDERS                   15,712,000           12,800,000
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------



(1) Reflects the operations of the Company as if the EnSys, Ohmicron and TSD transactions had occurred on January 1, 1996

(2) 1996 expenses exclude costs of acquired research and development of $10.0 million incurred in connection with the acquisitions of Millipore's EnviroGard(TM), Ohmicron and EnSys.

COMPARISON OF ACTUAL WITH PRO FORMA FINANCIAL INFORMATION

     YEAR ENDED DECEMBER 31, 1997 VERSUS PRO FORMA YEAR ENDED DECEMBER 31, 1996

     REVENUES.      Revenues increased 13.5% to $14.4 million in 1997 from $12.7 million in pro forma 1996. This increase is the result of a $1.8 million (16.2%) increase in product related revenues reduced by a $49 thousand (2.8%) decrease in contract and other revenues. Product related revenues increased to $12.7 million in 1997 from pro forma $10.9 million in 1996. This growth in product revenues is primarily attributable to increases in total product sales in emerging markets (tests to detect (i) proprietary polymers and (ii) traits in genetically engineered plants in agriculture) to $3.1 million from $845 thousand in pro forma 1996, an increase of over 260%, partially offset by a decrease in all other product revenue. The increase in total product revenues in emerging markets was comprised of the first sales of a new product designed to detect the proprietary polymers of a Corporate Partner. Polymer detection is quite difficult and currently there is no other detection method capable of measuring these substances at the levels at which they are used or discharged in effluents. The Company is currently commercializing multiple tests in this area and began shipping its first product to a Corporate Partner during the third quarter of 1997. Shipments of these pre-commercial test kits continued during the fourth quarter and the Company earned revenues of $1.0 million during the second half of 1997. The Company expects to ship additional tests in 1998 under this long-term supply agreement, which provides among other things, for the Company to exclusively manufacture these kits. Also contributing to the increase in 1997 product revenues were sales of tests to detect the presence of specified traits in genetically engineered plants. The Company shipped product under a supply agreement initiated during the second quarter of 1997 with a major seed company. Revenues under this agreement totaled approximately $1.1 million during 1997. Sales of similar tests to other customers in the agricultural market totaled $1.0 million. The Company expects product sales in these emerging markets to grow significantly in 1998 and thereafter as these markets develop.


     All other product revenues totaled $9.6 million in 1997 compared to $10.1 million in 1996. While sales of certain products in this category increased in 1997 over 1996, overall, this 5% decrease was primarily attributable to lower sales in the Company's industrial testing category early in 1997 as duplicate customer relationships and early customer confusion over the integrated product lines resulting from the mergers. These matters were addressed during 1997 through the Company's sales and marketing channels. The Company expects product sales in this category to grow from the 1997 level but at a modest rate for the foreseeable future.

     Contract and other revenues decreased by less than 3% to $1.717 million in 1997 from $1.766 million in 1996. This decrease is attributable to a slightly lower volume of research contracts in 1997 than in 1996. The Company expects contract and other revenues to increase in 1998 as additional projects, particularly to develop additional products in the emerging markets in collaboration with its corporate partners, are anticipated.

     While the experience of the Company has been favorable, there can be no assurance that the anticipated projects and the growth rates described above will be realized.

     OPERATING EXPENSES.      Total operating expenses decreased by $4.5 million
or 25.9% in 1997 from $17.6 million in pro forma 1996 to $13.0 million. This decrease is primarily the result of lower costs associated with more efficient operations after the integration of the separate companies. The combined Company has a lower level of personnel costs compared with each of the separate companies. Efficiencies were also achieved as duplicate facilities were closed. The operations in North Carolina and Pennsylvania have now been consolidated into the Company's Delaware facilities.

     Manufacturing expenses, which include the costs of products sold, decreased $642 thousand or 10.8% in 1997 to $5.3 million. Gross margins for product sales increased to 58.2% in 1997 from 45.6% in 1996, due to increased sales volume and efficiencies gained through consolidation.

     Research and Development expenses decreased $1.8 million or 52.6% to $1.6 million in 1997 from $3.3 million in 1996. This decrease is attributable to the consolidation of the Research and Development departments of SDI, Ohmicron and EnSys into one integrated operation focusing on a single set of corporate objectives.

     Selling, general and administrative expenses decreased $2.2 million or 26% to $6.1 million in 1997. This decrease is attributable to the efficiencies afforded through the merger. The Company now maintains a single administrative function to support the operations of the Company.

     NET INTEREST AND OTHER INCOME.     Net interest income decreased $315
thousand or 53% to $274 thousand in 1997. This decrease is primarily attributable to a lower average balance of investments during 1997 than in 1996.

     PROVISION FOR INCOME TAXES.   Due to net operating loss carry forwards,
the Company has made no provision for income taxes for 1997. Although net operating loss carry forwards were obtained in connection with the mergers discussed above, the use of these carry forwards, if any, in any particular year will be limited in future years pursuant to the "change in ownership" rules under Section 382 of the Internal Revenue Code. The Company estimates that it has approximately $16 million of such carryforwards as of December 31, 1997 after the foregoing limitations (see Note 2 to notes of consolidated financial statements).

     NET INCOME.    Net income increased $5.9 million to $1.677 million in 1997.
This increase was primarily the result of increased sales activity as well as lower operating costs, all as described above.


COMPARISON OF ACTUAL 1997 WITH HISTORICAL FINANCIAL INFORMATION

     YEAR ENDED DECEMBER 31, 1997 VERSUS YEAR ENDED DECEMBER 31, 1996

     REVENUES.      Revenues increased $8.6 million in 1997 or 147% over 1996.
This increase is attributable to the increase in business activity after the mergers and the increased sales of products in the Company's emerging markets all as described above. Product revenues increased $9.3 million or 273% for the reasons described above. Contract and other revenues decreased $718 thousand or 29% to $1.7 million in 1997. The 1996 volume includes approximately $667 thousand in revenues from transactions between EnSys and SDI prior to the merger. These businesses were integrated during 1997.

     OPERATING EXPENSES.      Operating expenses decreased $1.4 million or 9.7%
in 1997 to $13.0 million. This decrease is attributable to the inclusion in 1996 of a one-time charge of $8.3 million to write-off research and development costs acquired in connection with the mergers. Excluding this charge, operating expenses increased $6.9 million or 113% as a result of increases in manufacturing costs of $2.5 million or 87%, research and development expenses of $11 thousand or 0.7% and selling, general and administrative expenses of $4.4 million or 253%. These increases are all attributable to the higher costs of operation (principally additional personnel and related costs) of the combined companies.

     NET INTEREST INCOME.     Net interest income increased $266 thousand in
1997 from $8 thousand in 1996. This increase is attributable to the increase in invested funds acquired through the mergers.

     NET INCOME.    Net income increased $10.1 million in 1997 to $1.677 million from a loss of $8.4 million. This increase in net income is attributable to the higher volume of revenues reduced in part by the increased costs and the elimination of the one-time write-offs all associated with the mergers and all as described above.

     YEAR ENDED DECEMBER 31, 1996 VERSUS YEAR ENDED DECEMBER 31, 1995

     REVENUES.      Revenues increased 58% to $5.8 million in 1996 from $3.7
million in 1995. This $2.1 million increase is the result of a $1.8 million (112%) increase in product-related revenues and a $351 thousand (17%) increase in contract and other revenues. Product related revenues increased to $3.4 million in 1996 from $1.6 million in 1995. This was due to overall increased sales for certain of the Company's new products, especially the first of the Company's strip assays which was introduced in mid-1995, improved priority pollutant sales over the prior year, and product related revenues generated by TSD BioServices in the fourth quarter of 1996 as a wholly-owned subsidiary of the Company. The product revenues do not include any revenues from any of the Company's industrial testing kits in the fourth quarter of 1996, since the Company licensed these products to EnSys in October 1996. However, revenues do include approximately $537 thousand in product revenues from the sale of the Company inventory, at cost, to EnSys in connection with the license agreement.

Contract and other revenues increased to $2.4 million in 1996 from $2.1 million in 1995. This increase is primarily due to a $300 thousand license fee from EnSys and Ohmicron prior to the mergers, which was offset by a $200 thousand decrease in contract revenue received from EM Industries in 1996 due to the completion of the EM Industries contract.

     MANUFACTURING EXPENSES.       Manufacturing expenses increased 120% to $2.8
million in 1996 from $1.3 million in 1995. This $1.5 million increase was primarily a result of the overall increase in product related sales during the year versus the prior year, and, to a lesser extent, the assumption of the expenses associated with the former Ohmicron manufacturing facility in September 1996.

     RESEARCH AND DEVELOPMENT EXPENSES.      Research and development expenses
decreased 31% to $1.6 million in 1996 from $2.3 million in 1995. This decrease was primarily the result of a reduction of research and development personnel and certain salaries and related expenses, during the third quarter of 1995.

     ACQUIRED RESEARCH AND DEVELOPMENT EXPENSES.       Acquired research and
development expenses were $8.3 million in 1996. These expenses were incurred in connection with the merger transactions with Ohmicron and EnSys, and resulted in acquired research and development expenses of $3.9 million and $4.4 million, respectively.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 46% to $1.7 million in 1996 from $1.2 million in 1995. This increase was primarily due to the salaries and related expenses associated with the additional hiring of sales and marketing personnel required in connection with the Company's acquisition of Ohmicron and the Company's direct selling of its products, as well as additional accounting and administrative support personnel necessitated by the mergers and the overall growth of the Company.

     INTEREST INCOME AND INTEREST EXPENSE.   Interest income increased $3
thousand to $11 thousand in 1996 from $8 thousand in 1995 due to increased cash balances from a January 2, 1996 preferred stock financing.

     EQUITY IN INCOME OF TSD BIOSERVICES.    Equity in income of the TSD
BioServices partnership increased $137 thousand to $178 thousand in 1996 from $41 thousand in 1995. This increase was primarily due to a significant increase in revenues for the partnership during 1996 versus the prior year. In October 1996, the TSD BioServices partnership was dissolved and its assets were liquidated, in connection with which certain of the rights and assets of the TSD BioServices partnership were distributed to TSD BioServices, Inc., a wholly owned subsidiary of the Company.

     LIQUIDITY AND CAPITAL RESOURCES.   The Company utilizes computer software
provided by third parties under a commercial license to support operations, including materials resource planning and general accounting. The suppliers of such software have indicated their intentions to deliver updates to the application during 1998 so that it will continue to process information during and after the year 2000. The Company expects that the costs of the changes necessary to process its information after the year 2000 will not have any material effect on its working capital or results of operations.

      The Company's working capital, which consists principally of cash, cash equivalents and short-term investments increased by $2.2 million in 1997 to $9.4 million at December 31, 1997 from $7.2 million at December 31, 1996. This increase is attributable to the increases in cash and cash equivalents of $1.7 million (181%), accounts receivable $825 thousand (35.3%) and decreases in accounts payable of $946 thousand (60.5%), accrued expenses of $1.1 million (53.8%), other current liabilities of $103 thousand (45.6%) and reduced by decreases in short-term investments of $1.7 million (32.0%), inventories of $10 thousand (0.6%) and other current assets of $336 thousand (65.9%).

     The Company believes it has, or has access to sufficient assets to meet its operating requirements for the foreseeable future. The Company's ability to meet its long-term capital requirements will depend on a number of factors including the success of its current and future products, the focus and direction of its research and development program, competitive and technological advances, future relationships with Corporate Partners, government regulation, the Company's marketing and distribution strategy and the success of the Company's plans to make future acquisitions. Accordingly, no assurance can be given that the Company will be able to meet the future liquidity requirements that may arise from these inherent and similar uncertainties (See Note 15 to the Consolidated Financial Statements).

     For the year ended December 31, 1997, the Company satisfied all of its cash requirements from cash available and on-hand. At December 31, 1997, the Company has virtually no long-term debt and stockholders' equity of over $12.3 million.

ITEM 8.   FINANCIAL STATEMENTS AND SUPLEMENTARY DATA

     The following consolidated financial statements of the Company and its subsidiaries are included as part of this Form 10-K:

                                                                       PAGE
Report of Independent Public Accountants................................F-1

Consolidated Balance Sheet as of December 31, 1997 and 1996.............F-2

Consolidated Statements of Operations for each of the years
     in the three year period ended December 31, 1997...................F-3

Consolidated Statements of Stockholder's Equity (Deficit) for each of the years in the three year period ended December 31, 1997......F-4

Consolidated Statements of Cash Flows for each of the years
     in the three year period ended December 31, 1997...................F-5

Notes to Consolidated Financial Statements..............................F-6


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE

Not Applicable

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


     3.    EXHIBITS

                                                                                     Previous
Exhibit                                                                               Exhibit
Number                                                                                Number
------                                                                                ------
3.1    Fourth Amended and Restated Certificate of Incorporation of the Company      (1)   4.1

3.2    Amended and Restated Bylaws of the Company                                   (1)   4.2

4.1    Reference is made to Exhibits 3.1 and 3.2

4.2    Forms of Warrants to Purchase Common Stock of the Company                    (1)   4.4

10.1   Warrant Agreement dated June 1, 1991 between John Hancock                    (2)  10.5
       Leasing Corporation and the Company, as amended December 19, 1991


10.3   EnSys Environmental Products, Inc. 1993 Stock Incentive Plan*                (2) 10.17

10.4   Amended and Restated EnSys Environmental Products, Inc. 1995*
       Stock Incentive Plan                                                         (3)

10.5   EnSys Environmental Products, Inc. 401(k) Plan Adoption
       Agreement                                                                    (2) 10.18

10.6   Lease Agreement dated June 1, 1989, between the Company and                  (2) 10.20
       Imperial Center Partnership and Petula Associates, Ltd. for premises at 4222 Emperor Boulevard, Morrisville, North Carolina, as
       amended December 22, 1991 and April 7, 1993

10.9   License Agreement by and between the Company and Meridian                    (4) 10.22
       Diagnostics, Inc. dated July 24, 1994

10.10  Asset Purchase Agreement among EnSys, Millipore Corporation,                 (5)   2.1
       and ImmunoSystems, Inc.





10.11  Agreement and Plan of Merger by and between EnSys and Strategic              (1)   2.1
       Diagnostics Inc. dated as of October 11, 1996



10.14  Employment Agreement dated December 30, 1996 by and between                  (6)  10.14
       Richard C. Birkmeyer and the Company*

10.15   Employment Agreement dated December 30, 1996 by and between                 (6)  10.15
        Grover C. Wrenn and the Company*

10.16  Registration Rights Agreement dated December 30, 1996 between                (6)  10.16
       the Company and the stockholders listed therein


10.18  Industrial Lease dated October 26, 1993, by and between Tober &              (6)  10.18
       Agnew Properties, Inc. and Strategic Diagnostics Incorporated

10.19  Industrial Lease dated August 9, 1990, by and between Tober &                (6)  10.19
       Agnew Properties, Inc. and Strategic Diagnostics Incorporated

10.20  Industrial Lease dated June 7, 1991 by and between Tober &                   (6)  10.2
       Agnew Properties, Inc. and TSD BioServices

10.21  Lease agreement dated October 29, 1997 by and between Pencader
       Courtyard, L.P. and Strategic Diagnostics Inc.

21.1   Subsidiaries of the Company                                                  (6)  21.1

24     Consent of Arthur Andersen LLP

27     Financial Data Schedule


--------------------------------------------------------------
(1) Incorporated by reference to the designated exhibit of the EnSys Registration Statement on Form S-4 ( No. 333-17505) filed on December 9, 1996.

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

(6) Incorporated by reference to the designated exhibit of the Company's Form 10-K for the fiscal year ended December 31, 1996.

*Management contract or compensatory plan.

(b)    Reports on Form 8-K

       None.

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Strategic Diagnostics Inc.:

We have audited the accompanying consolidated balance sheets of Strategic Diagnostics Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Strategic Diagnostics Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                       ARTHUR ANDERSEN LLP




Philadelphia, Pennsylvania
January 30, 1998

                    STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS
                          (in thousands, except share data)


                                                                                  December 31,
                                                                            ----------------------
                            ASSETS                                             1997         1996
                            ------                                             ----         ----
CURRENT ASSETS:
  Cash and cash equivalents                                                 $   2,580    $     917
  Short-term investments                                                        3,638        5,710
  Receivables, net                                                              3,159        2,334
  Inventories                                                                   1,547        1,557
  Other current assets                                                            174          510
                                                                            ---------    ---------
       Total current assets                                                    11,098       11,028
PROPERTY AND EQUIPMENT, net                                                       496          728
OTHER ASSETS                                                                      634          715
INTANGIBLE ASSETS, net                                                          1,832        2,110
                                                                            ---------    ---------
       Total assets                                                         $  14,060    $  14,581
                                                                            ---------    ---------
                                                                            ---------    ---------
             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                             $  619     $  1,566
  Accrued expenses                                                                953        2,066
  Deferred revenue                                                                100          141
  Current portion of capital lease obligations                                     23           85
                                                                            ---------    ---------
       Total current liabilities                                                1,695        3,858
                                                                            ---------    ---------
CAPITAL LEASE OBLIGATIONS                                                          25           50
                                                                            ---------    ---------
COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 17,500,000 shares
    authorized, no shares issued                                                  --           --
  Series A preferred stock, $.01 par value, 2,164,362 shares authorized, issued and outstanding (liquidation value of $6,378 at December 31,
    1997)                                                                          22           22
  Common stock, $.01 par value, 35,000,000 shares authorized, 13,112,949
    and 13,055,170 issued and outstanding in 1997 and 1996, respectively          132          131

Additional paid-in capital                                                     23,913       23,905
Accumulated deficit                                                           (11,702)     (13,379)
Cumulative translation adjustments                                                (25)         --
Deferred compensation                                                             --            (6)
                                                                            ---------    ---------
       Total stockholders' equity                                              12,340       10,673
                                                                            ---------    ---------
       Total liabilities and stockholders' equity                           $  14,060    $  14,581
                                                                            ---------    ---------
                                                                            ---------    ---------



           The accompanying notes are an integral part of these statements.

                     STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except share and ver share data)

                                                     Year Ended December 31,
--------------------------------------------------------------------------------
                                                 1997       1996        1995
--------------------------------------------------------------------------------
  NET REVENUES:
       ------------------------------------------------------------------------
     Product related                        $    12,703 $    3,402 $     1,605
     Contract and other                           1,717      2,435       2,084
--------------------------------------------------------------------------------
       Total net revenues                        14,420      5,837       3,689
       ------------------------------------------------------------------------
  OPERATING EXPENSES:
     Manufacturing                                5,305      2,839       1,288
     Research and development                     1,580      1,569       2,272
     Selling, general and administrative          6,132      1,737       1,190
     Acquired research and development                -      8,266           -
       ------------------------------------------------------------------------
       Total operating expenses                  13,017     14,411       4,750
       ------------------------------------------------------------------------
       Operating income (loss)                    1,403     (8,574)     (1,061)

  Interest and other income (expense), net          274        186        (165)
--------------------------------------------------------------------------------

  NET INCOME (LOSS)                               1,677     (8,388)     (1,226)

  Accretion of redeemable preferred stock
   liquidation value                                  -       (635)       (367)
--------------------------------------------------------------------------------

  NET INCOME (LOSS) APPLICABLE TO
     COMMON STOCKHOLDERS                          1,677     (9,023)     (1,593)
     ---------------------------------------------------------------------------

  BASIC NET INCOME (LOSS) PER SHARE
  APPLICABLE TO COMMON STOCKHOLDERS:        $      0.13 $    (2.12) $    (0.46)
--------------------------------------------------------------------------------
  SHARES USED IN COMPUTING
  BASIC PER SHARE AMOUNTS:                   13,084,000  4,248,000   3,464,000
--------------------------------------------------------------------------------

  DILUTED NET INCOME (LOSS) PER SHARE
  APPLICABLE TO COMMON STOCKHOLDERS:        $      0.11 $    (2.12) $    (0.46)
--------------------------------------------------------------------------------
  SHARES USED IN COMPUTING
  DILUTED PER SHARE AMOUNTS:                 15,712,000  4,248,000   3,464,000
--------------------------------------------------------------------------------

           The accompanying notes are an integral part of these statements.

                     STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                    (in thousands)

                                                        Series A                         Additional
                                                       Preferred          Common           Paid-In       Accumulated
                                                         Stock             Stock           Capital         Deficit
--------------------------------------------------------------------------------------------------------------------
Balance,
January 1, 1995                                               $ -             $ 47          $   164        $ (2,763)
Amortization of deferred compensation
Accretion of liquidation value                                                                                 (367)
Issuance of warrants in connection with debt                                                     75
Issuance of common stock options                                                                 55
Net loss                                                                                                     (1,226)
--------------------------------------------------------------------------------------------------------------------

Balance,
December 31, 1995                                               -               47              294          (4,356)
--------------------------------------------------------------------------------------------------------------------

Amortization of deferred compensation
Accretion of liquidation value                                                                                 (635)
Acquisition of Ohmicron Corporation                                             31            4,017
Acquisition of EnSys Environmental Products, Inc.                               53           13,006
Conversion of redeemable convertible preferred to
Series A preferred                                             22                             6,588
Net loss                                                                                                     (8,388)
--------------------------------------------------------------------------------------------------------------------

Balance,
December 31, 1996                                              22              131           23,905         (13,379)
--------------------------------------------------------------------------------------------------------------------

Exercises of stock options, warrants and other                                   1                8
Foreign currency translation adjustment, net
Net Income                                                                                                    1,677
--------------------------------------------------------------------------------------------------------------------

Balance,
December 31, 1997                                             $22             $132          $23,913        $(11,702)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------


                                                      Cumulative          Deferred
                                                      Translation          Compen-
                                                      Adjustments          sation            Total
----------------------------------------------------------------------------------------------------
Balance,
January 1, 1995                                              $  -            $(28)         $(2,580)
Amortization of deferred compensation                                          34               34
Accretion of liquidation value                                                                (367)
Issuance of warrants in connection with debt                                                    75
Issuance of common stock options                                              (55)               -
Net loss                                                                                    (1,226)
----------------------------------------------------------------------------------------------------

Balance,
December 31, 1995                                               -             (49)          (4,064)
----------------------------------------------------------------------------------------------------

Amortization of deferred compensation                                          43               43
Accretion of liquidation value                                                                (635)
Acquisition of Ohmicron Corporation                                                          4,048
----------------------------------------------------------------------------------------------------
Acquisition of EnSys Environmental Products, Inc.                                           13,059
Conversion of redeemable convertible preferred to
Series A preferred                                                                           6,610
Net loss                                                                                    (8,388)
----------------------------------------------------------------------------------------------------

Balance,
December 31, 1996                                               -              (6)          10,673
----------------------------------------------------------------------------------------------------

Exercises of stock options, warrants and other                                  6               15
Foreign currency translation adjustment, net                 (25)                              (25)
Net Income                                                                                   1,677
----------------------------------------------------------------------------------------------------

Balance,
December 31, 1997                                            (25)            $  -          $12,340
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------


           The accompanying notes are an integral part of these statements.

                     STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (in thousands)



                                                                     Year Ended December 31,
-------------------------------------------------------------------------------------------------
                                                             1997           1996           1995
-------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net income (loss)                                          $  1,677        ($8,388)      ($1,226)
  Adjustments to reconcile net income to
  cash used in operating activities:
     Depreciation and amortization and other, net               643            181           135
     Acquired research and development write-off                  -          8,266             -
     Equity in (income) of TSD BioServices                        -           (178)          (41)
     Amortization of deferred compensation                        6             43            34
     Imputed interest on note payable                             -              -            75
(Increase) decrease in:
  Receivables                                                  (825)          (753)            1
  Inventories                                                    10            208           (70)
  Other current assets                                          336           (696)           33
  Note receivable and other assets                               81             56           (45)
Increase (decrease) in:
  Accounts payable                                             (947)           472          (262)
  Accrued expenses                                           (1,113)           589           138
  Deferred revenue                                              (41)          (170)          211
-------------------------------------------------------------------------------------------------
Net cash used in operating activities                          (173)          (370)       (1,017)

Cash Flows from Investing Activities:
  Purchase of property and equipment                           (159)           (67)          (41)
  Proceeds from EnSys and Ohmicron acquisitions                   -            807             -
  Short-term investment activity                              2,072              -             -
  Restricted cash                                                 -             56            26
-------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities           1,913            796           (15)

Cash Flows from Financing Activities :
  Proceeds from exercise of incentive stock options               9              -             -
  Repayments on capital lease obligations                       (87)           (17)
  Proceeds from sale of preferred stock, net                      -            473             -
  Proceeds from note payable                                      -              -         1,000
-------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities             (78)           456         1,000

Net Increase (Decrease) in Cash and Cash Equivalents          1,663            882           (32)

Cash and Cash Equivalents, Beginning of Period                  917             35             67
-------------------------------------------------------------------------------------------------

Cash and Cash Equivalents, End of Period                   $  2,580       $    917       $     35
-------------------------------------------------------------------------------------------------

Supplemental Cash Flow Disclosure :

Cash paid for interest                                     $     36       $      3       $      0
-------------------------------------------------------------------------------------------------


           The accompanying notes are an integral part of these statements

                    STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 DECEMBER 31, 1997
                  (in thousands, except share and per share data)

1.   BACKGROUND:

BUSINESS

Strategic Diagnostics Inc. (the "Company") develops, manufactures and markets immunoassay based test kits for rapid and inexpensive detection of a wide variety of substances in the water quality, industrial and agricultural markets.

BASIS OF PRESENTATION

The Company is the entity resulting from the combination of Strategic Diagnostics Inc. ("SDI") Ohmicron Corporation ("Ohmicron") and EnSys Environmental Products, Inc. ("EnSys").

The historical financial statements presented herein include the consolidated financial statements of Strategic Diagnostics Inc. for all periods and the actual results of Ohmicron Corporation from August 30, 1996 (Note 3) and EnSys Environmental Products, Inc. from December 30, 1996 (Note 3). As used herein, unless the context requires otherwise, the Company collectively refers to SDI and its subsidiaries for the periods indicated. All significant intercompany balances and transactions have been eliminated in consolidation.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS

In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which supersedes APB Opinion No. 15 ("APB No. 15"), "Earnings Per Share," and which is effective for all periods ending after December 16, 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures. Basic EPS is computed by dividing income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options and warrants. The calculation of the Company's basic and diluted EPS measured under SFAS 128 for each period presented is not materially different than the primary and fully diluted EPS measured under APB No. 15 for each period presented.

Outstanding options to purchase 976,500 shares of Common stock at $1.875 to $6.25 were excluded from the computation of diluted earnings per share, as the options' exercise price was greater than the average market price of the common shares.

STATEMENTS OF CASH FLOWS

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE

As of December 31, 1997 and 1996, the allowance for doubtful accounts was $120 and $180, respectively. In 1997, 1996 and 1995, approximately $60, $2 and $10 of write-offs were charged to this allowance which was offset by approximately $0, $81 and $9 charged to earnings in each of the respective years. If receivables become uncollectible or unbillable, the Company's policy is to charge these write-offs against the allowance. The Company continually reviews the realizability of its receivables and charges current period earnings for the amount deemed unrealizable.


At December 31, accounts receivable consisted of the following:

                                                   1997        1996
                                                 --------    --------
     Accounts receivable                         $  2,745    $  1,739
     Unbilled accounts receivable                     414         595
                                                 --------    --------
                                                 $  3,159    $  2,334
                                                 --------    --------
                                                 --------    --------

INVENTORIES

The Company's inventories, which consist primarily of test kit components and accessories, are valued at the lower of cost or market. Cost is determined using standard costs which approximate average cost. Realization of the Company's inventories is dependent upon the successful marketing of its products. At December 31, inventories consisted of the following:

                                                   1997        1996
                                                 --------    --------
     Raw materials                               $    619    $    626
     Work in progress                                  51         356
     Finished goods                                   877         575
                                                 --------    --------
                                                 $  1,547    $  1,557
                                                 --------    --------
                                                 --------    --------

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives (generally three to five years) of the assets.

REVENUE RECOGNITION

Product related revenues which include the sale of immunoassay-based test kits are generally recognized upon shipment. Included in product related revenues are also the sale of antibodies and immunochemical reagents which are sold through longer term development agreements. These revenues are recognized on a percentage of completion method. Contract revenues recorded under the Company's collaborative agreements are recognized upon the completion of certain performance requirements of the contracts. License revenue is recognized upon transfer of such licenses.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to expense as incurred.

OTHER INCOME

Other income of $178 and $41 was recorded in 1996 and 1995, respectively, for the Company's equity in the income of TSD BioServices (Note 3).

INCOME TAXES

As of December 31, 1997, the Company had federal net operating loss carryforwards, including those acquired (Note 3), of approximately $15,780, which begin to expire as follows:

2001                                                                $    13
2002                                                                    716
2003                                                                    489
2004                                                                  1,362
2005                                                                  2,565
2006                                                                  2,603
2007                                                                  2,584
2008                                                                  1,182
2009                                                                  2,081
2010                                                                  2,185
                                                                    -------
Total                                                               $15,780
                                                                    -------
                                                                    -------

The amount of the net operating loss carryforwards which can be utilized in any one period, if any, will be limited by federal tax regulations since a cumulative change in ownership of more than 50% has occurred within a three year period. The benefits of the utilization of acquired net operating losses, if any, will be recorded as a reduction of the remaining unamoritized intangibles that were acquired in the transaction in which the utilized net operating losses were acquired. Any benefits obtained in excess of the remaining related intangibles will be reported as a reduction in the income tax provision during the year in which management determines that it is more likely than not that these benefits will be realized. As of December 31, 1997 approximately $4,400 of future utilization, if any, of acquired net operating losses will be recorded as a reduction of the related acquired intangibles.

The net operating loss carryforwards differ from the accumulated deficit principally due to differences in the recognition of certain research and development expenses, depreciation and amoritization, other non-deductible reserves and the accretion of preferred stock for financial and federal income tax reporting.

Significant components of the Company's deferred tax assets as of December 31 are as follows:

                                                    1997        1996
                                                   ------      ------
     Net operating loss carryforwards               5,429       5,439
     Amoritization and depreciation                   517         832
     Non-deductible reserves                          127         262
     Inventory costs not currently deductible         129         266
                                                   ------      ------

            Total deferred tax assets               6,202       6,799

     Valuation allowance                           (6,202)     (6,799)
                                                   ------      ------

     Net deferred tax assets
                                                   ------      ------
                                                   ------      ------

The following table summarizes the significant differences between the U.S. Federal statutory rate and the Company's effective tax rate for financial statement purposes:

                                                  1997     1996       1995
                                                  ----     ----       ----
Statutory tax rate                                 34.0%  (34.0)%    (34.0)%
State taxes, net of U.S. Federal benefit            -        .1        (.4)
Write-off of acquired research and
       development                                  -      33.5         -
Increase in (utilization of) net operating loss
       carryforwards                               (.6)    (3.2)      34.4
Changes in net valuation reserve                 (34.9)     3.1         .1
Other, net                                         1.5       .5        (.1)
                                                 ------   ------     ------
                                                    -  %     -  %       -  %
                                                 ------   ------     ------
                                                 ------   ------     ------

Management continually reviews the valuation allowance and will recognize deferred tax benefits only as reassessment indicates that it is more likely than not that these benefits will be realized. The total amount of future taxable income in the U.S. necessary to realize the Company's gross deferred tax assets is approximately $18,000. Management believes that the Company will generate future taxable income; however, management also believes that the recorded valuation allowance is consistent with the provisions of SFAS 109, "Accounting for Income Taxes."


RECLASSIFICATION

Certain reclassifications have been made to the prior year financial statements to conform to current year financial statement presentation.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure," which is effective for all periods ending after December 15, 1997. This statement establishes standards for disclosing information about an entity's capital structure. In adopting SFAS 129, the company disclosed additional information regarding the Series A Preferred Stock in the financial statements and the notes hereto.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management believes that SFAS 130 will not have a material effect on the Company's financial statement disclosures.

In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"). This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. Management believes that SFAS No. 131 will not have a material effect on the Company's financial statement disclosures.


3.   MERGERS AND ACQUISITIONS:

MERGER WITH ENSYS ENVIRONMENTAL PRODUCTS, INC.

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

In connection with the Merger, all identifiable assets acquired by SDI including intangible assets were assigned a portion of the cost of the acquired company based on an independent valuation of EnSys' assets. Such allocation included the identification and evaluation of each development project to determine if technological feasibility had been achieved and if there were any alternative future uses. EnSys' primary research and development focus at the time of the merger, the "One Step" assay, was evaluated and it was determined that technological feasibility had not been achieved. In addition, since alternative uses of this developmental technology did not exist, the costs of such technology were charged to expense in accordance with SFAS No. 2. Based on the foregoing purchase price, the amount allocated to acquired research and development of $4,353 was charged to the statement of operations at December 30, 1996, the effective date of the Merger. The remaining amount of intangible assets of approximately $1,167 included approximately $472 for developed technology, $55 for assembled workforce and $640 for goodwill. The intangible assets purchased are amortized on a straight-line basis over 7-10 years.

ACQUISITION OF OHMICRON CORPORATION

On August 30, 1996, SDI acquired Ohmicron and certain of its wholly owned subsidiaries for 2,268,456 shares of common stock. Prior to the acquisition, Ohmicron spun-off certain assets and liabilities of another of its wholly-owned subsidiaries, Ohmicron Medical Diagnostics, Inc. The acquisition of Ohmicron was recorded as a purchase using the fair value of the SDI common stock issued to Ohmicron. The total purchase price of approximately $4,503, including transaction and other costs of $533, has been allocated to the fair market value of the assets acquired and liabilities assumed. Based on the foregoing purchase price, the amount allocated to acquired research and development of $3,913 was charged to the statement of operations at the time of the acquisition. In connection with the Ohmicron transaction, all identifiable assets acquired including intangible assets were assigned a portion of the cost of the acquired company based on an independent valuation of Ohmicron's assets. Such allocation included the evaluation of each development project identified to determine if technological feasibility had been achieved and if there were any alternative future uses. Based on this analysis, it has been determined that technological feasibility has not been achieved, and that alternative uses of this developmental technology do not exist. The cost of such technology has therefore been charged to expense in accordance with SFAS No. 2, "Accounting for Research and Development Costs." The remaining amount of intangible assets of approximately $590 included approximately $384 for developed technology, $103 for assembled workforce and $103 for goodwill. The intangible assets purchased are amortized on a straight-line basis over 7-10 years. The fair market value of the common stock issued to Ohmicron was based on several factors including recent equity transactions, as well as the subsequently negotiated merger with EnSys.

The redeemable convertible preferred stock was mandatorily redeemable and received dividends, registration rights and senior liquidation rights to the common stock (see Note 11). The common stock was valued at $1.75 per share reflecting a discount from the redeemable convertible preferred stock due to the difference in preferences between the two classes of stock.

TSD BIOSERVICES DISSOLUTION

In October 1996, SDI entered into an agreement with Taconic Farms, Inc. ("Taconic") to dissolve TSD BioServices; a partnership between Taconic and SDI and to liquidate its assets, in connection with which certain of the rights and assets were distributed to SDI. Upon dissolution, certain rights and assets formerly owned by the joint venture were placed in a wholly-owned subsidiary of SDI. The agreement to dissolve TSD Bio Services provides that each of the former partners receive rights to perform services that were considered to be either a core part of that partner's expertise, or an area in which the partner wanted to increase its market presence or technical competency. The dissolution agreement also provided that certain services previously provided by TSD BioServices, such as ascites production and sales and marketing, would be subcontracted to Taconic by SDI in the future based on established fees set annually. For accounting purposes, this transaction was treated as a purchase, with the consideration provided being SDI's investment of $338, which approximates the fair market value of the assets received.

UNAUDITED PRO FORMA COMBINED RESULTS OF OPERATIONS

The following table summarizes the unaudited pro forma combined results of operations for the years ended December 31, 1996 and 1995, assuming that the Merger, the Ohmicron acquisition and the TSD dissolution had occurred on January 1, 1995:

                                              YEAR ENDED DECEMBER 31
                                              ----------------------
                                                1996          1995
                                             ----------    ----------
                                                    (unaudited)
     Revenues                                $   12,700    $   11,184
                                             ----------    ----------
                                             ----------    ----------
     Net loss                                $   (5,973)   $   (7,721)
                                             ----------    ----------
                                             ----------    ----------
     Basic and Diluted Net loss per share    $    (0.47)   $    (0.66)
                                             ----------    ----------
                                             ----------    ----------

The above pro forma information excludes the $8,266 one-time charge to earnings for acquired research and development. The shares used in computing pro forma net loss per share assumes that the Merger with EnSys, the acquisition of Ohmicron and the TSD BioServices dissolution had occurred January 1, 1995.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following table displays the net non cash assets that were acquired during 1996 as a result of the Merger and the Ohmicron Acquisition:

          Non cash (assets) liabilities:
            Short term investments                          $  (5,710)
            Receivables                                          (808)
            Inventories                                        (1,318)
            Property and equipment                               (443)
            Restricted cash                                      (126)
            Note receivable                                      (357)
            Intangibles                                        (2,135)
            Accounts payable                                    1,483
            Accrued expenses including acquisition costs        1,128
            Deferred revenue                                      100
            Capital lease obligations                             152
                                                            ---------
                                                               (8,034)
            Issuance of common stock                           17,107
            Acquired research and development                  (8,266)
                                                            ---------
          Net cash acquired in business acquisitions        $     807
                                                            ---------
                                                            ---------

4.        SHORT-TERM INVESTMENTS:

At December 31, 1997, short-term investments consisted primarily of commercial paper. Contractual maturities of the Company's investments as of December 31, 1997 are $3,550 in 1998 and $100 in 2000. The Company considers these investments as being available-for-sale in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders' equity. As of December 31, 1997, unrealized gains were not material to the financial statements. Interest income and other realized gains were $310, $11, and $8 in 1997, 1996, and 1995, respectively.

5.        PROPERTY AND EQUIPMENT:

At December 31, property and equipment consisted of the following:

                                                          1997         1996
                                                        --------     --------
      Equipment                                         $  1,071     $  1,002
      Furniture and fixtures                                  66           66
      Leasehold improvements                                 288          198
                                                        --------     --------
      Less- Accumulated depreciation and amortization       (929)        (538)
                                                        --------     --------
                                                        $    496     $    728
                                                        --------     --------
                                                        --------     --------

Depreciation expense was $391, $91, and $130 in 1997, 1996, and 1995 respectively.

6.   OTHER ASSETS:

As of December 31, other assets consisted of the following:

                                                          1997         1996
                                                        --------     --------
      Restricted cash                                   $    100     $    119
      Deferred rent                                          192          171
      Note receivable--(Net of allowance)                    276          341
      Deposits and other                                      66           84
                                                        --------     --------
                                                        $    634     $    715
                                                        --------     --------
                                                        --------     --------

The Company maintains a note receivable from a former executive of EnSys. The original loan amount was $350 and is secured by the individual's personal residence. The loan bears interest at 5.8% per annum. At December 31, 1997, the outstanding loan balance was approximately $344 of which approximately $6 in principal is payable annually through the year 2000 with the balance payable in January 2001.

7.   INTANGIBLE ASSETS:

                                             1997        1996       Lives
                                             ----        ----       -----
    Developed Technology                    $1,250      $1,250        7
    Goodwill                                   743         743        7
    Other                                      208         208      5 to 7
    Less - Accumulated Amoritization          (369)        (91)
                                            ------      ------
                                            $1,832      $2,110
                                            ------      ------
                                            ------      ------

Amortization of these intangible assets was $278 and $91 in 1997 and 1996, respectively.

8.  ACCRUED EXPENSES:

       As of December 31, accrued expenses consisted of the following:

                                                        1997        1996
                                                      --------    --------
    Legal and professional                            $    131    $    260
    Merger costs                                           118       1,069
    Accrued taxes, salaries, and other                     704         737
                                                      --------    --------
                                                      $    953    $  2,066
                                                      --------    --------
                                                      --------    --------

9.  NOTES PAYABLE:

In October 1994 and April 1995, the holders of the redeemable convertible preferred stock provided $500 and $1,000, in working capital loans to the Company. These notes bore interest at 9% and 10% per annum, respectively, and each became due during 1995. In addition, 87,349 and 223,372 warrants were issued, respectively, for the purchase of common stock of the Company at an exercise price of $2.37 per share. The warrant values deemed for accounting purposes were $23 and $75, respectively, which were recorded as an asset and amortized over the term of the loans. The warrants have an exercise period of five years.

In January 1996, the Company converted the $1,500 of Note Payable and $124 of accrued interest into 685,952 shares of redeemable convertible preferred stock (Note 10).

10. CAPITAL LEASES:

The Company leases equipment under capital lease agreements which expire at various dates through 2001. Certain of the leases contain options to purchase the equipment at the end of the respective lease terms. As of December 31, 1997, future minimum capital lease payments are as follows:

          1998                                                    $     32
          1999                                                          16
          2000                                                          12
          2001                                                           8
                                                                  --------
                                                                        68
          Less- Amount representing interest                           (20)
                                                                  --------
          Present value of  minimum lease payments                      48
          Less- Current portion of capital lease obligations           (23)
                                                                  --------
                                                                  $     25
                                                                  --------
                                                                  --------

Interest expense was $36, $3, and $214 in 1997, 1996, and 1995 respectively.

11.  SERIES A PREFERRED STOCK:

In June 1993, the Company sold 1,267,208 shares of redeemable convertible preferred stock and received proceeds of $3,000 less $47 of transaction costs. In connection with the 1996 financing, the Company converted the $1,500 of notes payable and $124 of accrued interest into 685,952 shares of redeemable convertible preferred stock at $2.37 per share (Note 9) and received an additional investment of $500 for the purchase of 211,202 shares less transaction costs of $27. All such shares were redeemable with cumulative dividends, at the option of the holders, as defined, beginning in 1998. Dividends have been accreted through the Merger (Note 3).

In connection with the Merger, the redeemable convertible preferred stock plus cumulative dividends were converted into 2,164,362 shares of a newly issued class of Series A Preferred Stock ("Series A"). The Series A has no redemption provisions outside the control of the Company. As a result, the Series A is classified as a component of stockholders' equity.

The Series A is convertible into one share of common stock at the option of the holder at any time, or at the option of the Company if the closing share price of the Company's common stock exceeds $4.50 per share for a period of 45 business days. The Series A carries an aggregate and per share liquidation preference of $6,378 and $2.95, respectively, as of December 31, 1997. The Series A contains no annual dividend provisions and is only redeemable in the event the Company converts the Series A into securities of a lesser value, as defined.

12.  STOCK OPTIONS AND WARRANTS:

STOCK OPTIONS

The Company has two stock option plans (the "1993 Plan" and the "1995 Plan") which authorize the granting of incentive and nonqualified stock options to officers, key employees, directors and consultants. Incentive stock options are granted at not less than 100% of fair market value at the date of grant (110% for stockholders owning more than 10% of the Company's common stock). Nonqualified stock options are granted at not less than 85% of fair market value at the date of grant. All previously issued SDI options were converted into the 1995 Plan. A maximum of 1,700,000 shares of common stock are issuable under the 1995 Plan and options to purchase up to 300,000 shares of common stock had been authorized under the 1993 Plan.

Certain additional options have been granted outside the plans. These options generally follow the provisions of the 1995 Plan.

Information with respect to the stock options granted under the plans and options granted separately from the plans is summarized as follows:

                                                                Price           Aggregate
                                                Number          Range           Proceeds
                                             ---------------------------------------------
       Balance, December 31, 1994               278,415    $ 0.19 - $ 0.64     $       101
         Granted                                146,275      0.19 -   0.64              39
         Cancelled                              (27,402)              0.64             (18)
                                              ---------    ---------------     -----------
       Balance, December 31, 1995               397,288      0.19 -   0.64             122
       Options acquired in conjunction
         with the Merger                        461,023      0.25 -   7.50           1,226
         Granted                                200,000      2.00 -   2.20             420
         Cancelled                              (14,072)              0.64              (9)
                                              ---------    ---------------     -----------
       Balance, December 31, 1996             1,044,239    $ 0.19 - $ 7.50     $     1,759
         Granted                                545,000               1.88           1,022
         Cancelled                             (204,198)     0.19 -   7.50            (576)
         Exercised                              (25,502)     0.19 -   0.64              (7)
                                              ---------    ---------------     -----------
       Balance, December 31, 1997             1,359,539    $ 0.19 - $ 6.25     $     2,198
                                              ---------    ---------------     -----------
                                              ---------    ---------------     -----------


As of December 31, 1997, options covering 692,497 shares were exercisable with an aggregate exercise price of $942 and 614,959 shares were available for future grant under the plans.

For options granted, the Company recognizes as deferred compensation the excess of the deemed value for accounting purposes of the common stock issuable upon the exercise of options over the aggregate exercise price of such options. The deferred compensation is amortized over the vesting period of the options.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." Effective January 1, 1995, the Company adopted the disclosure requirement of this pronouncement. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under SFAS 123, the Company's net income (loss) applicable to common stockholders for 1997, 1996 and 1995 would have been $1,493, $(9,113) and $(1,610) and diluted net income (loss) per share applicable to common stockholders would have been $0.10, $(2.15) and $(0.46), respectively. Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost, and thus pro forma net income (loss), may not be representative of that to be expected in future years.

The weighted average fair value at the date of grant for options granted during 1997, 1996 and 1995 is estimated at $1.37, $1.46 and $0.47 per share, respectively, using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes model are as follows: dividend yield of 0%, expected volatility of 80%, risk-free interest rate of 6.4% in 1997, 6.4% in 1996 and 6.5% in 1995, and an expected option life of 6 years.

WARRANTS

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

In connection with the original issuance of the redeemable convertible preferred stock and the notes payable issued in October 1995 and April 1995 which were subsequently converted to redeemable convertible stock in

January 1996, the Company granted warrants to purchase a total of 429,992 shares of common stock at an exercise price of $2.37. The warrants have an expire five years from the dates of grant.

At December 31, 1997, the Company maintains 3,530 of outstanding warrants. These warrants are exercisable at $4.96 per share and expire in 2001.

13.  EM COLLABORATIVE AGREEMENT:

In February 1992, SDI entered into an agreement with EM Industries, Inc. (an affilitate of Merck KgaA, "EM") for the development and manufacture of a product line of immunoassays capable of identifying and quantifying certain substances found on the priority pollutant list published by the Environmental Protection Agency. In connection with this agreement, the Company received $0, $400 and $600 in 1997, 1996 and 1995, respectively, for the achievement of certain defined development milestones. In September 1996, the Company acquired the product rights to the D TECH-Registered Trademark-product line from EM in exchange for a royalty payment based on sales of specified products into selected markets and 48,048 shares of common stock.

14.  MAJOR CUSTOMERS

During 1995, EM and two customers accounted for 26%, 17% and 14% of the Company's revenue, respectively. During 1996, EM and EnSys (Note 3) accounted for 11% and 19%, respectively of the Company's revenues. During 1997, Rohm & Haas and Delta and Pine Land Company each accounted for 10% of the Company's revenues.

15.  TSD BIOSERVICES TRANSACTIONS:

TSD purchased certain supplies, raw materials and services from Taconic and the Company. In 1996 and 1995, the Company included in revenues $53 and $275 of contract and other revenues resulting from transactions with TSD. In October 1996, TSD was dissolved (Note 3).

In 1991, TSD entered into a five-year management agreement with each of its partners. The agreements provided that the partners could charge TSD BioServices for work performed on behalf of the partnership by any of the partners' principals. TSD BioServices partners elected not to charge TSD BioServices for these and certain other expenses related to the partnership, but rather elected to absorb such costs in the parent organizations. Such costs were immaterial and the management agreement was terminated in 1996.

16.  COMMITMENTS AND CONTINGENCIES:

The Company leases its office and manufacturing facilities and other equipment under operating leases. Rent expense for the years ended December 31, 1997, 1996 and 1995, was $466, $250 and $226, respectively. Future commitments under these noncancelable leases at December 31:

               1998                                          $676
               1999                                           563
               2000                                           436
               2001                                           383
               2002                                           351
               2003 and thereafter                          1,650
                                                           ------
                                                           $4,059
                                                           ------

In July 1993, the Company purchased certain equipment, inventory, cell lines and product rights and other assets for Macra-Registered Trademark-Lp(a) from Terumo Medical Corporation ("Terumo") for $128. In connection with this agreement, the Company agreed to pay Terumo a royalty on net sales of the Macra-Registered Trademark-Lp(a) product. The royalty is based on a specified formula, but generally requires the Company to pay a 6% royalty on the net sales of Macra-Registered Trademark-products, with a minimum royalty payment each year of $10. The Company paid Terumo $25, $15 and $25 in royalties under this agreement in 1997, 1996 and 1995, respectively.

The Company is party to various claims arising in the ordinary course of business. Although the ultimate outcome of these matters is presently not determinable, management, after consultation with legal counsel, does not believe that the outcome of these matters will have a material adverse effect on the Company's financial position or results of operations.

17.  RETIREMENT SAVINGS PLAN:

In 1992, the Company instituted a retirement savings plan qualified under
Section 401(k) of the Internal Revenue Code. The plan allows for eligible employees to contribute a portion of their gross wages to the plan. The Company matches employees' contributions on a 50% basis up to 6% of gross wages. In 1997, 1996 and 1995, the Company recognized expense of $76, $51 and $51, respectively, associated with this plan.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  STRATEGIC DIAGNOSTICS INC.

Date:  March 11, 1998              /s/ Richard C. Birkmeyer
                                  ----------------------------
                                  Richard C. Birkmeyer
                                  President, Chief Executive Officer
                                  (Principal Executive Officer) and Director

Date:  March 11, 1998              /s/ Arthur A. Koch, Jr.
                                  ----------------------------
                                  Arthur A. Koch, Jr.
                                  Vice President -- Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 11, 1998               /s/ Richard J. Defieux
                                  ------------------------------
                                  Richard J. Defieux
                                  Director

Date:  March 11, 1998              /s/ Robert E. Finnigan
                                  ------------------------------
                                  Robert E. Finnigan
                                  Director

Date:  March 11, 1998              /s/ Stephen O. Jaeger
                                  ------------------------------
                                  Stephen O. Jaeger
                                  Director

Date:  March 11, 1998              /s/ Kathleen E. Lamb
                                  ------------------------------
                                  Kathleen E/. Lamb
                                  Director

Date:  March 11, 1998              /s/ Curtis Lee Smith, Jr.
                                  ------------------------------
                                  Curtis Lee Smith, Jr.
                                  Director

Date:  March 11, 1998              /s/ Grover C. Wrenn
                                  ------------------------------
                                  Grover C. Wrenn
                                  Director