Form 10-Q
period 1998-03-31
STRATEGIC DIAGNOSTICS INC/DE/
filed 1998-05-13
CIK 911649

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the Quarterly Period Ended March 31, 1998

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
                        For the Transition Period From       to
                                                      -------



                         Commission File Number 0-68440



                           STRATEGIC DIAGNOSTICS INC.
             (Exact name of Registrant as specified in its charter)
                          ----------------------------


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

                              --------------------


               Former Name, Former Address and Former Fiscal Year,
                       if Changed Since Last Report: None


         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  _X_   No __

         As of March 31, 1998 there were 13,112,949 outstanding shares of the Registrant's common stock, par value $.01 per share.

                           STRATEGIC DIAGNOSTICS INC.

                                      INDEX

Item                                                                       Page
----                                                                       ----

PART I

  ITEM 1.  Financial Statements (Unaudited)
     Consolidated Balance Sheets - March 31, 1998 and December 31, 1997 2 Consolidated Statements of Operations - Three months ended
       March 31, 1998 and 1997                                               3
     Consolidated Statements of Cash Flows - Three months ended
       March 31, 1998 and 1997                                               4
     Notes to Consolidated Interim Financial Statements                      5

  ITEM 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        10

PART II

  ITEM 6.  Exhibits and Reports on Form 8-K                                 13

SIGNATURES                                                                  14

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                   March 31,         December 31,
---------------------------------------------------------------------------------------------------------------------
                                                                                      1998               1997
---------------------------------------------------------------------------------------------------------------------
 ASSETS                                                                           (unaudited)
---------------------------------------------------------------------------------------------------------------------
 CURRENT ASSETS:
        Cash and cash equivalents                                                        $ 1,999             $ 2,580
        Short-term investments                                                             3,869               3,638
        Receivables                                                                        2,938               3,159
        Inventories                                                                        1,551               1,547
        Other current assets                                                                 242                 174
---------------------------------------------------------------------------------------------------------------------
             Total current assets                                                         10,599              11,098
---------------------------------------------------------------------------------------------------------------------

 PROPERTY AND EQUIPMENT, net                                                                 500                 496
 OTHER ASSETS                                                                                630                 634
 INTANGIBLE ASSETS, net                                                                    1,762               1,832
---------------------------------------------------------------------------------------------------------------------
             Total assets                                                               $ 13,491            $ 14,060
---------------------------------------------------------------------------------------------------------------------
 LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------
 CURRENT LIABILITIES
        Accounts payable                                                                $    363            $    619
        Accrued expenses                                                                     464                 953
        Deferred revenue                                                                     247                 100
        Current portion of capital lease obligations                                          17                  23
---------------------------------------------------------------------------------------------------------------------
             Total current liabilities                                                     1,091               1,695
---------------------------------------------------------------------------------------------------------------------
 CAPITAL LEASE OBLIGATIONS                                                                    23                  25
---------------------------------------------------------------------------------------------------------------------
 STOCKHOLDERS' EQUITY
        Preferred stock, $.01 par value, 17,500,000 shares authorized,
             no shares issued or outstanding                                                   -                   -
        Series A preferred stock, $.01 par value, 2,164,362
             authorized, issued and outstanding                                               22                  22
        Common stock, $.01 par value, 35,000,000 authorized,
             13,112,949 and 13,102,949 issued and outstanding
             at March 31, 1998 and December 31, 1997, respectively                           132                 132
        Additional paid-in capital                                                        23,930              23,913
        Accumulated deficit                                                              (11,682)            (11,702)
        Cumulative translation adjustments                                                   (25)                (25)
        Deferred compensation                                                                  -                   -
---------------------------------------------------------------------------------------------------------------------
             Total stockholders' equity                                                   12,377              12,340
---------------------------------------------------------------------------------------------------------------------
             Total liabilities and stockholders' equity                                 $ 13,491             $14,060
---------------------------------------------------------------------------------------------------------------------
        The accompanying notes are an integral part of these statements.


                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                                                                Three Months
                                                                                               Ended March 31,
------------------------------------------------------------------------------------------------------------------------
                                                                                          1998               1997
------------------------------------------------------------------------------------------------------------------------
 NET REVENUES:
------------------------------------------------------------------------------------------------------  ----------------
        Product related                                                                $        2,521         $   2,402
        Contract and other                                                                        375         $     371
------------------------------------------------------------------------------------------------------------------------
               Total net revenues                                                               2,896             2,773
------------------------------------------------------------------------------------------------------------------------
 OPERATING EXPENSES:
        Manufacturing                                                                           1,131               919
        Research and development                                                                  377               494
        Selling, general and administrative                                                     1,454             1,320
------------------------------------------------------------------------------------------------------------------------
               Total operating expenses                                                         2,962             2,733
------------------------------------------------------------------------------------------------------------------------

               Operating income (loss)
                                                                                                  (66)               40
 Interest and other income (expense), net                                                          86                69
------------------------------------------------------------------------------------------------------------------------

 NET INCOME                                                                                        20               109

 BASIC NET INCOME PER SHARE
        APPLICABLE TO COMMON STOCKHOLDERS                                             $          0.00          $    0.01
------------------------------------------------------------------------------------------------------------------------

 SHARES USED IN COMPUTING BASIC NET INCOME
        PER SHARE APPLICABLE TO COMMON STOCKHOLDERS                                        13,146,504        13,056,421
------------------------------------------------------------------------------------------------------------------------

 DILUTED NET INCOME PER SHARE
        APPLICABLE TO COMMON STOCKHOLDERS                                             $          0.00        $     0.01
------------------------------------------------------------------------------------------------------------------------

 SHARES USED IN COMPUTING DILUTED NET INCOME
        PER SHARE APPLICABLE TO COMMON STOCKHOLDERS                                        16,184,751        15,585,000
------------------------------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these statements.

                  STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                             Three Months
                                                                                            Ended March 31,
--------------------------------------------------------------------------------------------------------------------
                                                                                        1998                 1997
--------------------------------------------------------------------------------------------------------------------

 Cash Flows from Operating Activities :
 Net income                                                                            $    20             $     109
        Adjustments to reconcile net income to
        cash used in operating activities:
             Depreciation and amortization                                                 151                   182
 (Increase) decrease in:
        Receivables                                                                        221                (1,010)
        Inventories                                                                         (4)                 (117)
        Other current assets                                                               (68)                   77
        Note receivable and other assets                                                     4                    (2)
 Increase (decrease) in :
           Accounts payable                                                               (256)                 (451)
           Accrued expenses                                                               (489)                 (697)
           Deferred revenue                                                                147                    (8)
--------------------------------------------------------------------------------------------------------------------
 Net cash used in operating activities                                                    (274)               (1,917)

 Cash Flows from Investing Activities :
        Purchase of property and equipment                                                 (85)                  (15)
        Short-term investment activity                                                    (231)                1,679
--------------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) investing activities                                      (316)                1,664

 Cash Flows from Financing Activities:
        Proceeds from exercise of incentive stock options                                   17                     -
        Repayments on capital lease obligations                                             (8)                  (20)
--------------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) financing activities                                         9                   (20)

 Net Decrease in Cash and Cash Equivalents                                                (581)                 (273)

 Cash and Cash Equivalents, Beginning of Period                                          2,580                   917
--------------------------------------------------------------------------------------------------------------------

 Cash and Cash Equivalents, End of Period                                              $ 1,999               $   664
--------------------------------------------------------------------------------------------------------------------

 Supplemental Cash Flow Disclosure :
        Cash paid for interest                                                               9                     8
--------------------------------------------------------------------------------------------------------------------

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

Basis of Presentation and Interim Financial Statements

     The accompanying balance sheets at December 31, 1997 and March 31, 1998, and the statements of operations for the three months ended March 31, 1997 and 1998 and cash flows for the three months ended March 31, 1997 and 1998 include the consolidated financial statements of the Company. All intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated interim financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding financial reporting. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. In the opinion of management, the accompanying financial statements include all adjustments (all of which are of a normal recurring nature) necessary for a fair presentation. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results expected for the full year.

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

     Net income applicable to common stockholders is the sum of the net income less the accretion of the redeemable convertible preferred stock liquidation value. Effective December 30, 1996, the redeemable convertible preferred stock was converted into shares of a newly issued class of Series A Preferred Stock (Note 5). No additional accretion will be recorded.

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

     In connection with the Merger, all identifiable assets acquired by SDI, including intangible assets, were assigned a portion of the cost of the acquired company based on an independent valuation of EnSys' assets. Such allocation included the identification and evaluation of each development project to determine if technological feasibility had been achieved and if there were any alternative future uses. EnSys' primary research and development focus, the "One Step" assay, is currently under development. If such technology is not fully developed on a timely basis, the existing products may not be competitive enough to satisfy the technical requirements of a changing market or be cost effective despite demonstration of research prototypes by EnSys. The costs of developing the remaining technology for the "One Step" assay is significant. As a result of the substantial time and effort to produce the product in accordance with all functions and specification, it has been determined that technological feasibility has not been achieved. In addition, since alternative uses of this developmental technology do not exist, the costs of such technology have been charged to expense in accordance with SFAS No. 2, "Accounting for Research and Development Costs," ("SFAS No. 2"). Based on the foregoing purchase price, the amount allocated to acquired research and development of $4,353 was charged to the statement of operations at the effective date of the Merger. The remaining amount of intangible assets of approximately $1,167 includes approximately $472 for developed technology, $55 for assembled workforce and $640 for goodwill. The intangible assets purchased are being amortized on a straight-line basis over 7-10 years. Amortization expense included in selling, general and administrative in the accompanying consolidated statement of operations, for the three months ended March 31, 1998 is approximately $34 related to the merger.


Acquisition of Ohmicron Corporation

     On August 30, 1996, SDI acquired Ohmicron and certain of its wholly owned subsidiaries for 2,268,456 shares of common stock. Prior to the acquisition, Ohmicron spun-off certain assets and liabilities of another of its wholly-owned subsidiaries, Ohmicron Medical Diagnostics, Inc. The acquisition of Ohmicron was recorded as a purchase transaction accounting using the fair market value of the SDI common stock issued to Ohmicron. The total purchase price of approximately $4,503, including transaction and other costs of $533, has been allocated to the fair market value of the assets acquired and liabilities assumed. Based on the foregoing estimated purchase price, the amount allocated to acquired research and development of $3,913 was charged to the statement of operations at the time of the acquisition. In connection with the Ohmicron transaction, all identifiable assets acquired including intangible assets were assigned a portion of the cost of the acquired company based on an independent valuation of Ohmicron's assets. Such allocation included the evaluation of each development project identified to determine if technological feasibility had been achieved and if there were any alternative future uses. Based on this analysis, it has been determined that technological feasibility has not been achieved, and that alternative uses of this developmental technology do not exist. The cost of such technology has therefore been charged to expense in accordance with SFAS No. 2. The remaining amount of intangible assets of approximately $590 included approximately $384 for developed technology, $103 for assembled workforce and $103 for goodwill. The intangible assets purchased are being amortized on a straight-line basis over 7-10 years. Amortization expense included in selling, general and administrative in the accompanying consolidated statement of operations for the three months ended March 31, 1998 is approximately $19. The fair market value of the common stock issued to Ohmicron was based on several factors including recent equity transactions, as well as the subsequently negotiated Merger.

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

4. SHORT-TERM INVESTMENTS:

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

        EnSys was formed in 1987 to develop proprietary biotechnology based test systems designed for fast and inexpensive detection of various chemicals in soil and water samples. EnSys raised approximately $30 million in equity financing, including approximately $16 million from the sale of 1,800,000 shares of EnSys common stock in its initial public offering in October 1993. Since 1991, EnSys commercialized eleven immunoassay test kits and four other test kits for the detection of various environmental contaminants. EnSys marketed and sold these test kits and other associated products and services to environmental consulting and engineering firms, hazardous waste processing firms, environmental testing laboratories, and various state and federal agencies through distributors and a regionally based direct sales force in the US. EnSys also marketed and sold its products in Europe through EnSys (Europe) Limited, a wholly owned subsidiary of EnSys. In March 1996, EnSys acquired from Millipore, Inc. certain assets, which consisted primarily of inventory, work-in-process, equipment, intellectual property rights, contract rights and customer lists related to Millipore's EnviroGard(TM) product line for $1 million and 1,100,000 shares of EnSys common stock.

         Ohmicron was founded in 1984 and began marketing its RaPID Assay(R) products in 1991 to the same general market and in the same fashion as previously described for EnSys.

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


Results of Operations

Three Months Ended March 31, 1998 vs. March 31, 1997

          Total net revenues increased during the three month period ended March 31, 1998 over the three month period ended March 31, 1997 by $123,000 or 4%. Product related sales increased $119,000 or 5%. This increase is due to 39% growth in the agricultural product category as such revenues rose to $317,000 for the period ended March 31, 1998, versus $228,000 in this category for the first quarter of 1997. All other product revenues increased slightly, largely due to higher sales of the Macra product, antibodies and royalties.

          Total operating expenses for the period ended March 31, 1998 increased by $229,000 or 8% over the period ended March 31, 1997. Manufacturing costs increased $212,000 or 23%, in the first quarter of 1998 over the first quarter of 1997. This increase reflects the increased manufacturing staff added during the latter portion of 1997 as product volume grew. Research and development expenses decreased $117,000 or 24% in the first quarter of 1998 versus the first quarter of 1997. This decrease is due to lower costs for lab supplies and other consumables. Selling, general and administrative expenses increased $134,000 or 10% in the first quarter of 1998 or versus the first quarter of 1997. This increase is attributable to the higher levels of business activity.

          Net interest income increased $17,000 or 25%. This increase is attributable to a higher level of invested balances during the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997.


Liquidity and Capital Resources

          The Company's working capital which consists principally of cash, cash equivalents and marketable investments, increased $105,000 from December 31, 1997 to $9,508,000 at March 31, 1998. Cash, cash equivalents and short-term investments decreased $350,000 to $5,868,000. This decrease was used to reduce accounts payable and accrued expenses by $745,000, and was net of increases attributable to changes in other current assets and liabilities of $300,000 and net income of $20,000.

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



                           STRATEGIC DIAGNOSTICS INC
                           -------------------------
                                  (Registrant)



Signature                                  Title                                   Date
---------                                  -----                                   ----

/s/ RICHARD C. BIRKMEYER         President and Chief Executive Officer          May 12, 1998
------------------------         (Principal Executive Officer)
    Richard C. Birkmeyer

/s/ ARTHUR A. KOCH, JR.          Vice President and Chief Financial Officer     May 12, 1998
------------------------         (Principal Financial Officer)
    Arthur A. Koch, Jr.


_______________________________________________________________________________