Form 10-Q
period 1998-06-30
STRATEGIC DIAGNOSTICS INC/DE/
filed 1998-08-13
CIK 911649

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              -------------------
                                   FORM 10-Q

(Mark One)

    /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

             For the Quarterly Period Ended June 30, 1998

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

             For the Transition Period From__________ to__________


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

        As of June 30, 1998 there were 13,223,157 outstanding shares of the Registrant's common stock, par value $.01 per share.

                           STRATEGIC DIAGNOSTICS INC.

                                     INDEX

Item                                                                                         Page
----                                                                                         ----
PART I

ITEM 1. Financial Statements (Unaudited)

        Consolidated Balance Sheets - June 30, 1998 and December 31, 1997                      2
        Consolidated Statements of Operations - Three months and six months ended
                June 30, 1998 and 1997                                                         3
        Consolidated Statements of Cash Flows - Six months ended June 30, 1998
                and 1997                                                                       4
        Notes to Consolidated Interim Financial Statements                                     5

ITEM 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                                              9

PART II                                                                                       12

       ITEM 4. Submission of Matters to a Vote of Securities Holders                          12
       ITEM 6. Exhibits and Reports on Form 8-K                                               12

SIGNATURES                                                                                    13




                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                  STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                        June 30,                  December 31,
---------------------------------------------------------------------------------------------------------------
                                                                         1998                         1997
---------------------------------------------------------------------------------------------------------------
                                                                      (unaudited)
---------------------------------------------------------------------------------------------------------------
 ASSETS
 CURRENT ASSETS:
         Cash and cash equivalents                                       $ 2,048                      $ 2,580
         Short-term investments                                            3,929                        3,638
         Receivables                                                       4,327                        3,159
         Inventories                                                       1,817                        1,547
         Other current assets                                                214                          174
---------------------------------------------------------------------------------------------------------------
                 Total current assets                                     12,335                       11,098
---------------------------------------------------------------------------------------------------------------
 PROPERTY AND EQUIPMENT, net                                                 670                          496
 OTHER ASSETS                                                                629                          634
 INTANGIBLE ASSETS, net                                                    1,692                        1,832
---------------------------------------------------------------------------------------------------------------
                 Total assets                                            $15,326                      $14,060
===============================================================================================================
 LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------
 CURRENT LIABILITIES
         Accounts payable                                                $ 1,194                      $   619
         Accrued expenses                                                    940                          953
         Deferred revenue                                                      2                          100
         Current portion of capital lease obligations                         12                           23
---------------------------------------------------------------------------------------------------------------
                 Total current liabilities                                 2,148                        1,695
---------------------------------------------------------------------------------------------------------------
 CAPITAL LEASE OBLIGATIONS                                                    20                           25
---------------------------------------------------------------------------------------------------------------
 STOCKHOLDERS' EQUITY
         Preferred stock, $.01 par value, 17,500,000 shares authorized,
                 no shares issued or outstanding                               -                            -
         Series A preferred stock, $.01 par value, 2,164,362
                 authorized, issued and outstanding                           22                           22
         Common stock, $.01 par value, 35,000,000 authorized,
                 13,223,157 and 13,112,949 issued and outstanding
                 at June 30, 1998 and December 31, 1997, respectively        132                          132
         Additional paid-in capital                                       23,941                       23,913
         Accumulated deficit                                             (10,912)                     (11,702)
         Cumulative translation adjustments                                  (25)                         (25)
         Deferred compensation                                                 -                            -
---------------------------------------------------------------------------------------------------------------
                 Total stockholders' equity                               13,158                       12,340
---------------------------------------------------------------------------------------------------------------
                 Total liabilities and stockholders' equity              $15,326                      $14,060
===============================================================================================================

        The accompanying notes are an integral part of these statements.

                  STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share and per share data)
                                  (unaudited)

                                                               Three Months                                 Six Months
                                                              Ended June 30,                               Ended June 30,
-----------------------------------------------------------------------------------------------------------------------------------
                                                        1998                1997                   1998                    1997
-----------------------------------------------------------------------------------------------------------------------------------
NET REVENUES:
         Product related                          $     4,886          $     3,103             $     7,407             $     5,506
         Contract and other                               290                  395                     665                     766
-----------------------------------------------------------------------------------------------------------------------------------
                 Total net revenues                     5,176                3,498                   8,072                   6,272
-----------------------------------------------------------------------------------------------------------------------------------
 OPERATING EXPENSES:
         Manufacturing                                  1,789                1,330                   2,920                   2,250
         Research and development                         465                  409                     842                     903
         Selling, general and administrative            2,243                1,468                   3,697                   2,788
-----------------------------------------------------------------------------------------------------------------------------------
                 Total operating expenses               4,497                3,207                   7,459                   5,941
-----------------------------------------------------------------------------------------------------------------------------------
                 Operating income                         679                  291                     613                     331

 Interest and other income (expense), net                  91                   60                     177                     129
-----------------------------------------------------------------------------------------------------------------------------------
 NET INCOME                                       $       770          $       351             $       790             $       460
===================================================================================================================================

 BASIC NET INCOME PER COMMON SHARE                $      0.06          $      0.03             $      0.06             $      0.04
===================================================================================================================================
 SHARES USED IN COMPUTING BASIC
         NET INCOME PER COMMON SHARE               13,202,000           13,089,949              13,168,000              13,089,949
===================================================================================================================================

 DILUTED NET INCOME PER COMMON SHARE              $      0.05          $      0.02             $      0.05             $      0.03
===================================================================================================================================
 SHARES USED IN COMPUTING DILUTED
         NET INCOME PER COMMON SHARE               16,361,000           15,520,000              16,306,000              15,553,000
===================================================================================================================================

        The accompanying notes are an integral part of these statements.

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                             Six Months
                                                                            Ended June 30,
-----------------------------------------------------------------------------------------------
                                                                        1998            1997
-----------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net income (loss)                                                    $   790          $   460
        Adjustments to reconcile net income to
        cash used in operating activities:
                Depreciation and amortization and other, net             299              365
(Increase) decrease in:
        Receivables                                                   (1,168)          (1,100)
        Inventories                                                     (270)            (222)
        Other current assets                                             (40)             236
        Note receivable and other assets                                   5               (1)
Increase (decrease) in:
           Accounts payable                                              575             (869)
           Accrued expenses                                              (13)            (888)
           Deferred revenue                                              (98)             (27)
-----------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                       80           (2,046)

Cash Flows from Investing Activities:
        Purchase of property and equipment                              (333)             (45)
        Short-term investment activity, net                             (291)           2,020
-----------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                     (624)           1,975

Cash Flows from Financing Activities:
        Proceeds from exercise of incentive stock options                 28                -
        Repayments on capital lease obligations                          (16)             (43)
-----------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                       12              (43)

Net Decrease in Cash and Cash Equivalents                               (532)            (114)

Cash and Cash Equivalents, Beginning of Period                         2,580              917
-----------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period                             $ 2,048          $   803
===============================================================================================

Supplemental Cash Flow Disclosure:

        Cash paid for interest                                            14               21
===============================================================================================

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

Basis of Presentation and Interim Financial Statements
------------------------------------------------------

        The accompanying balance sheets at December 31, 1997 and June 30, 1998, and the statements of operations for the six months ended June 30, 1997 and 1998, and the three months ended June 30, 1997 and 1998 and cash flows for the six months ended June 30, 1997 and 1998 include the consolidated financial statements of the Company. All intercompany balances and transactions have been eliminated in consolidation.

        The accompanying unaudited consolidated interim financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding financial reporting. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. In the opinion of management, the accompanying financial statements include all adjustments (all of which are of a normal recurring nature) necessary for a fair presentation. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results expected for the full year.

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

3. MERGERS AND ACQUISITIONS

Merger with EnSys Environmental Products, Inc.
----------------------------------------------

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

        In connection with the Merger, all identifiable assets acquired by SDI, including intangible assets, were assigned a portion of the cost of the acquired company based on an independent valuation of EnSys' assets. Such allocation included the identification and evaluation of each development project to determine if technological feasibility had been achieved and if there were any alternative future uses. EnSys' primary research and development focus, the "One Step" assay, is currently under development. If such technology is not fully developed on a timely basis, the existing products may not be competitive enough to satisfy the technical requirements of a changing market or be cost effective despite demonstration of research prototypes by EnSys. The costs of developing the remaining technology for the "One Step" assay is significant. As a result of the substantial time and effort to produce the product in accordance with all functions and specification, it has been determined that technological feasibility has not been achieved. In addition, since alternative uses of this developmental technology do not exist, the costs of such technology have been charged to expense in accordance with SFAS No. 2, "Accounting for Research and Development Costs," ("SFAS No. 2"). Based on the foregoing purchase price, the amount allocated to acquired research and development of $4,353 was charged to the statement of operations at the effective date of the Merger. The remaining amount of intangible assets of approximately $1,167 includes approximately $472 for developed technology, $55 for assembled workforce and $640 for goodwill. The intangible assets purchased are being amortized on a straight-line basis over 7-10 years. Amortization expense included in selling, general and administrative in the accompanying consolidated statement of operations, for the six months ended June 30, 1998 is approximately $68 related to the merger.


Acquisition of Ohmicron Corporation
-----------------------------------

        On August 30, 1996, SDI acquired Ohmicron and certain of its wholly owned subsidiaries for 2,268,456 shares of common stock. Prior to the acquisition, Ohmicron spun-off certain assets and liabilities of another of its wholly-owned subsidiaries, Ohmicron Medical Diagnostics, Inc. The acquisition of Ohmicron was recorded as a purchase transaction accounting using the fair market value of the SDI common stock issued to Ohmicron. The total purchase price of approximately $4,503, including transaction and other costs of $533, has been allocated to the fair market value of the assets acquired and liabilities assumed. Based on the foregoing estimated purchase price, the amount allocated to acquired research and development of $3,913 was charged to the statement of operations at the time of the acquisition. In connection with the Ohmicron transaction, all identifiable assets acquired including intangible assets were assigned a portion of the cost of the acquired company based on an independent valuation of Ohmicron's assets. Such allocation included the evaluation of each development project identified to determine if technological feasibility had been achieved and if there were any alternative future uses. Based on this analysis, it has been determined that technological feasibility has not been achieved, and that alternative uses of this developmental technology do not exist. The cost of such technology has therefore been charged to expense in accordance with SFAS No. 2. The remaining amount of intangible assets of approximately $590 included approximately $384 for developed technology, $103 for assembled workforce and $103 for goodwill. The intangible assets purchased are being amortized on a straight-line basis over 7-10 years. Amortization expense included in selling, general and administrative in the accompanying consolidated statement of operations for the six months ended June 30, 1998 is approximately $38. The fair market value of the common stock issued to Ohmicron was based on several factors including recent equity transactions, as well as the subsequently negotiated Merger.

4. SHORT-TERM INVESTMENTS:

        The Company considers its investments as being available for sale in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities."

5. BASIC AND DILUTED INCOME PER SHARE:

        The company has adopted Statement of Financial Standards ("SFAS") No. 128, "Earnings per Share," which requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS except that the effect of converting or exercising all potentially dilutive securities is also included in the denominator. The company's calculation of diluted EPS includes the effect of converting or exercising stock options and warrants into common shares.

6. COMPREHENSIVE INCOME:

        On January 1, 1998, the Company adopted Statement of Financial Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income or loss and its components in financial statements. For the periods presented, comprehensive income approximated the net income as presented in the accompanying Statements of Operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

        The information included in this report on Form 10-Q contains certain forward looking statements reflecting the current expectations of Strategic Diagnostics Inc. and its subsidiaries (the "Company"). Investors are cautioned that all forward looking statements involve risks and uncertainties that may cause actual results to differ from those anticipated at this time. Such risks and uncertainties include, without limitation, changes in demand for products, delays in product development, inability to obtain necessary regulatory approvals, modifications to development and sales relationships, the ability to achieve anticipated growth, competition, seasonality, and other factors more fully described in the Company's filings with the Securities and Exchange Commission.

Background

        The Company is the entity resulting from the combination of EnSys Environmental Products, Inc. ("EnSys"), Ohmicron Corporation ("Ohmicron"), TSD BioServices ("TSD") and Strategic Diagnostics Inc. ("SDI").

        Since 1992, the Company and its predecessors have entered into research and development agreements with multiple corporate partners that have led to the introduction of various products to the water quality, industrial testing, agricultural and other markets. These agreements generally provide that sales and marketing costs associated with a new product are borne by the corporate partner, and the Company has the manufacturing rights. In addition, the Company currently sells directly other products that it has developed or acquired.


Results of Operations

Three Months Ended June 30, 1998 vs. June 30, 1997

        Total net revenues increased during the three-month period ended June 30, 1998 over the three month period ended June 30, 1997 by $1.7 million or 48%. Product related sales increased $1.8 million or 57%, primarily as a result of growth in the agricultural product category, from which revenues rose nearly 200% over the second quarter of 1997. Also contributing to the second quarter increase were the sales during the quarter of pre-commercial Macra(R) Lp(a) test kits to a new corporate partner pursuant to an exclusive distribution and supply agreement.

        These increases more than offset a modest decline in the industrial product category from the volume during the second quarter of 1997. This decrease in this category was attributable to, among other things, price pressures brought to bear by competitors with competing technologies such as commercial laboratories. The Company expects that this price pressure will continue and that it will have a larger adverse impact in the third quarter of 1998. Accordingly, the Company expects that the usual seasonal increase in revenues will not materialize and that total revenues for the third quarter will approximate those of the second quarter. While these trends are expected to continue into the fourth quarter, the Company expects that the impact will be offset by anticipated increases in sales of agricultural products which are expected to grow with the introduction of the Genetically Modified Organism or "GMO" food labeling regulations in Europe.

        Total operating expenses for the three month period ended June 30, 1998 increased by $1.3 million or 40% over the three month period ended June 30, 1997. Manufacturing costs increased $459,000 or 35%, in the second quarter of 1998 over the second quarter of 1997. This increase reflects the increased expenses for materials, labor and overhead necessary to meet increased customer demands. Research and development expenses increased $56,000 or 14% in the second quarter of 1998 versus the second quarter of 1997. This increase was due to higher costs of labor associated with additional staff required to meet both internal and external customer demands. Selling, general and administrative expenses increased $775,000 or 53% in the second quarter of 1998 versus the second quarter of 1997. This increase was attributable to the higher levels of personnel and other infrastructure necessary to support the higher volume of revenues and a general increase in business activity during the quarter. The Company expects a modest increase in manufacturing expenses in the third quarter and for such expenses to remain steady thereafter. Research, selling and general expenses are expected to approximate the levels expended in the second quarter of 1998.

        Net interest income increased $31,000 or 52%. This increase was attributable to a higher level of invested balances during the quarter ended June 30, 1998, as compared to the quarter ended June 30, 1997.

        Net income increased $419,000 or 119% as a result of the foregoing.


Six Months Ended June 30, 1998 vs. June 30, 1997

        Total net revenues increased during the six month period ended June 30, 1998 over the six month period ended June 30, 1997 by $1.8 million or 29%. Product related sales increased $1.9 million or 35%, primarily due to 140% growth in the agricultural product category for the six months ended June 30, 1998 versus the six months ended June 30, 1997. Also contributing to the six month increase in revenues was the shipment during the period of pre-commercial Macra(R) Lp(a) test kits to a new corporate partner.

        These increases more than offset a modest decline in the industrial product category during the six month period ended June 30, 1998 compared to the prior year period. As described above, this decrease in the industrial category is attributable to, among other things, price pressures brought to bear by competitors with competing technologies such as commercial laboratories. The Company's expectations concerning second half revenues are also described above.

                Total operating expenses for the six months ended June 30, 1998 increased by $1.5 million or 26% over the six months ended June 30, 1997. Manufacturing costs increased $670,000 or 30%, in the six months ended June 30, 1998 versus the six months ended June 30, 1997. This increase reflects the increased manufacturing activity during the period, needed to meet customer demands. Research and development expenses decreased $61,000 or 7% in the six months ended June 30, 1998 versus the six months ended June 30, 1997. This decrease was due to lower costs of labor and consumable materials used during the period. Selling, general and administrative expenses increased $909,000 or 33% in the six months ended June 30, 1998 versus the six months ended June 30, 1997. This increase was attributable to the higher levels of personnel and other infrastructure necessary to support the increase in business activity during the period.

        Net interest income increased $48,000 or 37%. This increase was attributable to a higher level of invested balances during the six months ended June 30, 1998, as compared to the six months ended June 30, 1997.

        Net income increased $330,000 or 72% as a result of the forgoing.

Liquidity and Capital Resources

        The Company's working capital, which consists principally of cash, cash equivalents and marketable investments, increased $784,000 from December 31, 1997 to $10.2 million at June 30, 1998. Cash, cash equivalents and short-term investments decreased $241,000 to $6.0 million. This decrease was primarily used to purchase property and equipment ($333,000), increase accounts receivable ($1.2 million) and inventories ($270,000) and was net of increases attributable to changes in other current assets and liabilities of $429,000, depreciation and amortization of $299,000 and net income of $790,000.

        The Company believes that it has or has access to sufficient resources to meet its operating requirements for the foreseeable future. The Company's ability to meet its long-term working capital and capital expenditure requirements will depend on a number of factors, including the success of the Company's current and future products, the focus and direction of the Company's research and development programs, competitive and technological advances, future relationships with corporate partners, government regulation, the Company's marketing and distribution strategy and the success of the Company's plans to make future acquisitions. Accordingly, no assurance can be given that the Company will be able to meet the future liquidity requirements that may arise form these inherent and similar uncertainties.

                                    PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        The company held its annual meeting of shareholders on April 28, 1998. At the meeting, the following Class II Directors were elected:

        Directors                  Shares Voted for            Shares Withheld
        ---------                  ----------------            ---------------

        Richard J. Defieux         8,656,563                   30,172

        Robert E. Finnigan         8,646,413                   40,322

        Stephen O. Jaeger          8,656,763                   29,972



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



                           STRATEGIC DIAGNOSTICS INC
                           -------------------------
                                  (Registrant)


Signature                                    Title                              Date
---------                                    -----                              ----
/s/ RICHARD C. BIRKMEYER      President and Chief Executive Officer         August 11, 1998
-------------------------     (Principal Executive Officer)
     Richard C. Birkmeyer


/s/ ARTHUR A. KOCH, JR.       Vice President and Chief Financial Officer    August 11, 1998
--------------------------    (Principal Financial Officer)
     Arthur A. Koch, Jr.