Form 10-Q
period 1998-09-30
STRATEGIC DIAGNOSTICS INC/DE/
filed 1998-11-16
CIK 911649

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              -------------------
                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the Quarterly Period Ended September 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
        For the Transition Period From              to
                                      --------------  ---------------



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

        As of September 30, 1998 there were 13,249,961 outstanding shares of the Registrant's common stock, par value $.01 per share.

                           STRATEGIC DIAGNOSTICS INC.

                                     INDEX

Item                                                                                       Page
----                                                                                       ----
PART I

ITEM 1. Financial Statements (Unaudited)

        Consolidated Balance Sheets - September 30, 1998 and December 31, 1997               2

        Consolidated Statements of Operations - Three months and nine months ended
                September 30, 1998 and 1997                                                  3

        Consolidated Statements of Cash Flows - Nine months ended September 30, 1998
                and 1997                                                                     4

        Notes to Consolidated Interim Financial Statements                                   5

ITEM 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                                            7

PART II                                                                                     11

ITEM 5. Other Information                                                                   11
ITEM 6. Exhibits and Reports on Form 8-K                                                    11

SIGNATURES                                                                                  12

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                  STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                  September 30,        December 31,
-------------------------------------------------------------------------------------------------------------------
                                                                                      1998                1997
-------------------------------------------------------------------------------------------------------------------
ASSETS                                                                             (unaudited)
-------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS:
        Cash and cash equivalents                                                   $  1,401            $  2,580
        Short-term investments                                                         3,980               3,638
        Receivables                                                                    4,361               3,159
        Inventories                                                                    1,825               1,547
        Other current assets                                                             375                 174
-------------------------------------------------------------------------------------------------------------------
                Total current assets                                                  11,942              11,098
-------------------------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, net                                                              789                 496
OTHER ASSETS                                                                             631                 634
INTANGIBLE ASSETS, net                                                                 2,003               1,832
-------------------------------------------------------------------------------------------------------------------
                Total assets                                                        $ 15,365            $ 14,060
===================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
        Accounts payable                                                            $  1,009            $    619
        Accrued expenses                                                                 728                 953
        Deferred revenue                                                                --                   100
        Current portion of capital lease obligations                                      10                  23
-------------------------------------------------------------------------------------------------------------------
                Total current liabilities                                              1,747               1,695
-------------------------------------------------------------------------------------------------------------------
CAPITAL LEASE OBLIGATIONS                                                                 17                  25
-------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
        Preferred stock, $.01 par value, 17,500,000 shares authorized,
                no shares issued or outstanding                                         --                  --
        Series A preferred stock, $.01 par value, 2,164,362
                authorized, issued and outstanding                                        22                  22
        Common stock, $.01 par value, 35,000,000 authorized,
                13,249,961 and 13,102,949 issued and outstanding
                at September 30, 1998 and December 31, 1997, respectively                132                 132
        Additional paid-in capital                                                    23,941              23,913
        Accumulated deficit                                                          (10,469)            (11,702)
        Cumulative translation adjustments                                               (25)                (25)
        Deferred compensation                                                           --                  --
-------------------------------------------------------------------------------------------------------------------
                Total stockholders' equity                                            13,601              12,340
-------------------------------------------------------------------------------------------------------------------
                Total liabilities and stockholders' equity                          $ 15,365            $ 14,060
===================================================================================================================

        The accompanying notes are an integral part of these statements.

                  STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share and per share data)
                                  (unaudited)


                                                               Three Months                              Nine Months
                                                            Ended September 30,                       Ended September 30,
                                                     --------------------------------          --------------------------------
                                                         1998                 1997                1998                 1997
                                                     --------------------------------          --------------------------------
NET REVENUES:
---------------------------------------------        --------------------------------          --------------------------------
        Product related                              $     3,739          $     3,801          $    11,146          $     9,306
        Contract and other                                   292                  512                  957                1,278
---------------------------------------------        --------------------------------          --------------------------------
                Total net revenues                         4,031                4,313               12,103               10,584
---------------------------------------------        --------------------------------          --------------------------------
OPERATING EXPENSES:
        Manufacturing                                      1,640                1,577                4,560                3,826
        Research and development                             477                  313                1,319                1,216
        Selling, general and administrative                1,550                1,751                5,247                4,539
---------------------------------------------        --------------------------------          --------------------------------
                Total operating expenses                   3,667                3,641               11,126                9,581
---------------------------------------------        --------------------------------          --------------------------------

                Operating income                             364                  672                  977                1,003

Interest and other income (expense), net                      79                   50                  256                  179
---------------------------------------------        --------------------------------          --------------------------------

NET INCOME                                                   443                  722                1,233                1,182
=============================================        ================================          ================================

BASIC NET INCOME PER COMMON SHARE                    $      0.03          $      0.06                 $0.09         $      0.09
=============================================        ================================          ================================

SHARES USED IN COMPUTING BASIC
        NET INCOME PER COMMON SHARE                   13,223,000           13,083,000           13,168,000           13,080,000
=============================================        ================================          ================================

DILUTED NET INCOME PER COMMON SHARE                  $      0.03          $      0.05          $      0.08          $      0.08
=============================================        ================================          ================================

SHARES USED IN COMPUTING DILUTED
        NET INCOME PER COMMON SHARE                   16,073,000           15,623,000           16,232,000           15,606,000
=============================================        ================================          ================================

        The accompanying notes are an integral part of these statements.

                  STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                               Nine Months
                                                                           Ended September 30,
---------------------------------------------------------------------------------------------------
                                                                          1998               1997
---------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net income                                                              $ 1,233             $ 1,182
        Adjustments to reconcile net income to
        cash used in operating activities:
                Depreciation and amortization and other, net                451                 554
(Increase) decrease in:
        Receivables                                                      (1,202)             (1,134)
        Inventories                                                        (278)               (282)
        Other current assets                                               (201)                249
        Note receivable and other assets                                      3                  19
Increase (decrease) in:
           Accounts payable                                                 390              (1,134)
           Accrued expenses                                                (225)               (764)
           Deferred revenue                                                (100)                (23)
---------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                          71              (1,333)

Cash Flows from Investing Activities:
        Purchase of property and equipment                                 (535)               (106)
        Purchase of intangible assets                                      (380)               --
        Short-term investment activity                                     (342)              1,973
---------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                      (1,257)              1,867

Cash Flows from Financing Activities:
        Proceeds from exercise of incentive stock options                    28                --
        Repayments on capital lease obligations                             (21)                (75)
---------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                           7                 (75)

Net Increase (Decrease) in Cash and Cash Equivalents                     (1,179)                459

Cash and Cash Equivalents, Beginning of Period                            2,580                 917
---------------------------------------------------------------------------------------------------

Cash and Cash Equivalents, End of Period                                $ 1,401             $ 1,376
===================================================================================================

Supplemental Cash Flow Disclosure:

        Cash paid for interest                                               15                  36
===================================================================================================

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

 Basis of Presentation and Interim Financial Statements

         The accompanying balance sheets at December 31, 1997 and September 30, 1998, and the statements of operations for the nine months ended September 30, 1997 and 1998, and the three months ended September 30, 1997 and 1998 and cash flows for the nine months ended September 30, 1997 and 1998 include the consolidated financial statements of the Company. All intercompany balances and transactions have been eliminated in consolidation.

         The accompanying unaudited consolidated interim financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding financial reporting. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. In the opinion of management, the accompanying financial statements include all adjustments (all of which are of a normal recurring nature) necessary for a fair presentation. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results expected for the full year.

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

 3. BASIC AND DILUTED INCOME PER SHARE:

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

 4. COMPREHENSIVE INCOME:

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

 5. SALE OF TECHNOLOGY:

         In July 1998, the Company entered into an agreement to sell its analytical test to detect concentrations of lipoprotein (a) to a biotechnology company. The purchaser has an extensive portfolio of diagnostic assays and an established sales and distribution network targeted to physicians and clinical laboratories. This agreement follows an exclusive distribution and supply agreement with the same company that became effective June 30, 1998.

         The Company will continue to manufacture and transfer the product until the distributor is prepared to manufacture the product (estimated to be approximately March 1999). The Company records revenues under the exclusive distribution and supply agreement as the products are shipped. Thereafter, the Company will receive a royalty for the life of the product.

         At December 31, 1999, under the July 1998 agreement, the Company and the purchaser will determine the cash purchase price to be paid to the Company for its right, title and interest in the product. Such purchase price is based on a multiple of sales volumes achieved during the second half of 1999. In July 1998 the Company purchased the intellectual and licensing rights to the product for $380 thousand. The Company expects to record the sale of the asset during the fourth quarter of 1999, after the sales price has been determined. All royalties under the agreements are recorded in the quarter the products are sold.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

         The information included in this report on Form 10-Q contains certain forward looking statements reflecting the current expectations of Strategic Diagnostics Inc. and its subsidiaries (the "Company"). When used in this report, the words "anticipate", "enable", "believe", "potential", "promising" and similar expressions as they relate to SDI are intended to identify said forward looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, which may cause actual results to differ from those anticipated at this time. Such risks and uncertainties include, without limitation, changes in demand for products, delays in product development, inability to obtain required domestic and foreign government regulatory approvals, modifications to development and sales relationships, the ability to achieve anticipated growth, competition, seasonality, and other factors more fully described in the Company's filings with the Securities and Exchange Commission.

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


Results of Operations

Three Months Ended September 30, 1998 vs. September 30, 1997

         Net revenues decreased $282,000 or 7% during the three-month period ended September 30, 1998 versus the three-month period ended September 30, 1997. Product related sales decreased $62,000 or 2%, primarily as a result of lower sales of water quality products compared to the 1997 period when a large order of pre-commercial test kits were sold to a corporate partner. This decrease was partially offset primarily by a 45% increase in sales of the Company's agricultural products. Research contract and other revenue decreased $220 thousand or 43% during the third quarter of 1998 compared to the third quarter of 1997. During the third quarter of 1998, the Company devoted significant sales, marketing, research, development and executive resources to developing test kits for the detection of Genetically Modified Organisms (GMO's) in food and enter the European market for GMO testing. The focus during the third quarter of 1998 on this developing market adversely impacted the Company's effort to generate additional research contract revenues during the quarter.

         The deployment of resources during the third quarter in the GMO food testing market is expected to continue during the fourth quarter of 1998. The market opportunity in Europe is developing rapidly as regulations are implemented and the European food processing industry prepares food testing protocols and quality control practices under the regulations. The Company is working with regulatory, industry and other representatives to introduce its products, promote significant competitive advantages, including the unique capability to detect GMO's at threshold levels as required under the anticipated final regulatory specifications, and demonstrate the utility and efficiency of its products. The first sales of these products, if any, are expected at the earliest, in the first quarter of 1999, as food processors are required to implement appropriate testing protocols by March 1, 1999. This new market opportunity has emerged rapidly and the Company has devoted and expects to continue to devote substantial resources to pursue this opportunity for revenues in 1999 and thereafter. While these efforts continue, the Company expects fourth quarter 1998 revenues to be in line with those of the third quarter of 1998.

         Total operating expenses for the three-month period ended September 30, 1998 increased $26,000 or 1%, over the three-month period ended September 30, 1997. Manufacturing costs increased $63,000 or 4%, in the third of quarter of 1998 over the third quarter of 1997. This increase reflects increased costs in materials, labor and overhead, necessary for the continued expansion of the agricultural product line. Research and development expenses increased $164,000 or 52%, in the third quarter of 1998 versus the third quarter of 1997. This increase was due to the higher costs of labor associated with additional staff required to develop new, and modify existing, products for the company's entry into the European GMO food testing market. Selling, general and administrative expenses decreased $201,000 or 11%, in the third quarter of 1998 versus the third quarter of 1997. This decrease is attributable to lower expenses for bad debt, legal fees and accounting services from the prior year.

         Net interest income increased $29,000 or 58%. This increase was due to a combination of higher invested balances and lower interest expense during the quarter ended September 30, 1998, as compared to the quarter ended September 30, 1997.

         Net income decreased $279,000 or 39% as a result of the foregoing.

Nine Months Ended September 30, 1998 vs. September 30, 1997

         Total net revenues increased $1.5 million or 14% during the nine month period ended September 30, 1998 over the nine month period ended September 30,

1997. Product related sales increased $1.8 million or 20%, primarily due to growth in the agricultural products and increased antibody, custom antibody, and other revenues for the nine months ended September 30, 1998 versus the nine months ended September 30, 1997. Sales of the agricultural products have increased more than 90% in the 1998 period over 1997. Sales in this category are expected to continue to grow as acreage under cultivation continues to increase throughout the world and the Company's sales of GMO food test kits commence in 1999. These increases more than offset a decline in sales of water quality products during the nine month period ended September 30, 1998 compared to the prior year period, when a large order of pre-commercial test kits were sold to a corporate partner, and a small decline in the Company's industrial products sales.

         Total operating expenses for the nine months ended September 30, 1998 increased by $1.5 million or 16%, over the nine months ended September 30, 1997. Manufacturing costs increased $734,000 or 19%, in the nine month period ended September 30, 1998 versus the nine months ended September 30, 1997. This increase reflects the increased product related sales (20%), recorded during the period. Research and development expenses increased $103,000 or 8%, for the nine month period ended September 30, 1998 compared to the nine-month period ended September 30, 1997. This increase was due to higher costs of labor required to meet both internal and external customer demands. Selling, general and administrative expenses increased $708,000 or 16%, for the nine months ended September 30, 1998 versus the nine months ended September 30, 1997. This increase is attributable to higher levels of personnel and infrastructure necessary to support the increase in business activity recorded during the period.

         Net interest income increased $77,000 or 43%. This increase was primarily the result of higher levels of invested balances and lower interest expense during the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997.

         Net income increased $51,000 or 4% as a result of the foregoing.

Liquidity and Capital Resources

         The Company's working capital, which consists principally of cash, cash equivalents and marketable investments, increased $792,000 from December 31, 1997 to $10.2 million at September 30, 1998. Cash, cash equivalents and short-term investments decreased $837,000 to $5.4 million. This decrease was primarily used to purchase property and equipment ($535,000), intangible assets ($380,000), increase accounts receivable ($1.2 million) and inventories ($278,000) and was net of increases attributable to changes in other current assets and liabilities of $133,000, depreciation and amortization of $451,000 and net income of $1.2 million.

         The Company believes that it has or has access to sufficient resources to meet its operating requirements for the foreseeable future. The Company's ability to meet its long-term working capital and capital expenditure requirements will depend on a number of factors, including the success of the Company's current and future products, the focus and direction of the Company's research and development programs, competitive and technological advances, future relationships with corporate partners, government regulation, the Company's marketing and distribution strategy and the success of the Company's plans to make future acquisitions. Accordingly, no assurance can be given that the Company will be able to meet the future liquidity requirements that may arise from these inherent uncertainties.

Year 2000 Issues

         The Company is aware of and is evaluating many of the "Year 2000" issues associated with both information technology ("IT") and non-IT systems which could cause problems and network failures should the systems fail to recognize year designations after 1999.

         The Company is currently reviewing its own computer, communication, software and operating systems to determine if they are Year 2000 compliant. The Company has planned system-wide testing in the fourth quarter of 1998. Any system failures will be addressed at that time. The Company expects that absent unforeseen negative results of its testing, its systems will be Year 2000 compliant no later than March 31, 1999. Accordingly the Company has not conducted any contingency planning. The Company relies primarily on third party provided software purchased and licensed commercially, therefore the Company believes its Year 2000 risks are minimal, as a result its historical and estimated future costs of remediation are now, and are not expected to become material.

         The Company will continue to contact critical suppliers, collaborators and partners to determine if their operations, as they relate to the Company, are Year 2000 compliant. The Company cannot presently estimate the impact of the failure of such third parties to be Year 2000 compliant.

         Although the Company will take all practical measures to prevent problems related with the Year 2000 programming issues, such problems and failures may occur which could seriously affect the Company's progress. Because of the unprecedented nature of such problems, the extent of the effect on the Company's progress cannot be certain

                                    PART II

ITEM 5. OTHER INFORMATION

Discretionary Proxy Voting Authority / Shareholder Proposals

         On May 21, 1998 the Securities and Exchange Commission adopted an amendment to Rule 14a-4, as promulgated under the Securities and Exchange Act of 1934. The amendment to Rule 14a-4(c)(1) governs the Company's use of its discretionary proxy voting authority with respect to a shareholder proposal which the shareholder has not sought to include in the Company's proxy statement. The new amendment provides that if a proponent of a proposal fails to notify the Company at least 45 days prior to the month and day of mailing of the prior year's proxy statement (or any date specified in an advance notice provision), then the management proxies will be allowed to use their discretionary voting authority when the proposal is raised at the meeting, without any discussion of the matter in the proxy statement.

         With respect to the Company's 1999 Annual Meeting of Shareholders, if the Company is not provided notice of a shareholder proposal, which the shareholder has not previously sought to include in the Company's proxy statement, by March 2, 1999, the management proxies will be allowed to use their discretionary authority as outlined above.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        27 Financial Data Schedule (in electronic format only).

(b)     Reports on Form 8-K

        A Form 8-K was filed on September 17, 1998 reporting a change in the Company's auditors.

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



                           STRATEGIC DIAGNOSTICS INC
                           -------------------------
                                  (Registrant)

Signature                       Title                                           Date
---------                       -----                                           ----
/s/ RICHARD C. BIRKMEYER        President and Chief Executive Officer           November 13, 1998
-------------------------       (Principal Executive Officer)
    Richard C. Birkmeyer


/s/ ARTHUR A. KOCH, JR.         Vice President and Chief Financial Officer      November 13, 1998
-------------------------       (Principal Financial Officer)
    Arthur A. Koch, Jr.