Form 10-K
period 1998-12-31
STRATEGIC DIAGNOSTICS INC/DE/
filed 1999-03-30
CIK 911649

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the Fiscal Year Ended December 31, 1998

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For The Transition Period From _______ to _________

                          Commission File No. 0-684401

                           STRATEGIC DIAGNOSTICS INC.
             (Exact name of Registrant as specified in its charter)
                            -------------------------

                       Delaware                             56-1581761
             -------------------------------             ------------------
             (State or other jurisdiction of              (I.R.S. Employer
              incorporation or organization)             Identification No.)

                  111 Pencader Drive
                   Newark, Delaware                            19702
         ---------------------------------------             ---------
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                      ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was $19,500,000 as of March 8, 1999.

         As of March 8, 1999 there were 13,262,157 shares outstanding of the Registrant's common stock, par value $.01 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement (the "Definitive Proxy Statement") to be filed with the Securities and Exchange Commission relative to the Company's 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.


PART I......................................................................................................................1

   ITEM 1.     BUSINESS.....................................................................................................1
     Overview...............................................................................................................1
     Immunoassay Technology.................................................................................................1
     Markets and Products...................................................................................................3
     Major Customers........................................................................................................7
     Sales and Marketing Strategy...........................................................................................7
     Regulatory Approvals...................................................................................................7
     Manufacturing..........................................................................................................9
     Research and Development...............................................................................................9
     Proprietary Technology and Patents....................................................................................10
     Competition...........................................................................................................12
     Employees.............................................................................................................12
   ITEM 2.    PROPERTIES...................................................................................................12
   ITEM 3.    LEGAL PROCEEDINGS............................................................................................13
   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................................13
   ITEM 4(A)  EXECUTIVE OFFICERS OF THE REGISTRANT.........................................................................14

PART II....................................................................................................................15

   ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......................................15
   ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA........................................................................16
   ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.......................17
     Forward Looking Statements............................................................................................17
     Overview..............................................................................................................17
     Recent Developments...................................................................................................19
     Results of Operations.................................................................................................20
     Year ended December 31, 1998 versus year ended December 31, 1997......................................................20
     Year ended December 31, 1997 versus year ended December 31, 1996......................................................21
     Liquidity.............................................................................................................21
     Year 2000 Issues......................................................................................................22
   ITEM 8.     FINANCIAL STATEMENTS AND SUPLEMENTARY DATA..................................................................23
   ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE........................23

PART III...................................................................................................................23

   ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT..............................................................23
   ITEM 11.    EXECUTIVE COMPENSATION......................................................................................23
   ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..............................................23
   ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................................................24

PART IV....................................................................................................................24

   ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.............................................24




                                     PART I

ITEM 1. BUSINESS

Overview


         Strategic Diagnostics Inc. (the "Company") develops, manufactures, and markets immunoassay-based test kits and strip tests for rapid, cost effective detection of a wide variety of different analytes in three primary market segments: water quality, industrial testing and agricultural. The Company is the entity resulting from the combination of EnSys Environmental Products, Inc. ("EnSys"), Ohmicron Corporation ("Ohmicron") and Strategic Diagnostics, Inc. ("SDI"). On August 30, 1996, Ohmicron was merged with and into SDI. On December 30, 1996, SDI was merged with and into EnSys. The surviving entity was then renamed Strategic Diagnostics Inc.

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

         The Company's tests for the detection of pesticides and environmental contaminants (D TECH(R), EnviroGard(TM), EnSys RISc(TM) and RaPID Assay(R)) are well recognized in the immunoassay field testing market. The Company sells its environmental products through its direct sales force in the U.S. and through distributors in Europe and the rest of the world. The Company's "one-step" strip tests hold a leading position in the emerging markets of analytical tests for the detection of water-soluble polymers and specific traits of genetically engineered plants. In addition to products serving the three primary markets, the Company manufactures and sells select immunoassay test kits for medical research applications.

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


         Once an antibody reagent that has the desired performance characteristics (sensitivity and specificity) has been identified, it can be incorporated into a test format that is appropriate for the customer's application. In the human clinical chemistry market, antibodies are employed as reagents on large, automated instruments that can analyze hundreds of samples per hour. In contrast, antibodies can also be packaged into single use, disposable formats such as the home pregnancy tests. Immunoassays can be designed to be highly quantitative or yield a simple yes/no result. The type of test format chosen for any given application depends on the needs of the customer and may include factors such as ease-of-use, cost per test, number of samples to be tested, the location the test will be performed and experience of the user.


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

         Magnetic particle assays have a greater number of steps and require more technical expertise to execute than latex filtration assays, but are more suited to the processing of larger number of samples at a single time, can be highly quantitative, and are relatively inexpensive on a cost-per-test basis. These characteristics make magnetic particle immunoassays effective measurement tools in both laboratory and certain field applications, especially where highly precise results are required.

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


         The Company, working in collaboration with its corporate partners, has successfully developed highly sensitive and accurate immunoassays for the detection of a number of water treatment polymers. These immunoassays have been demonstrated to be a reliable and cost-effective way to measure water treatment polymers in samples from municipal water supplies, boilers, cooling towers, and other processes and raw water sources. Some specific applications are: (i) measuring concentrations of chemicals to allow more efficacious use of costly compounds, (ii) detecting the presence of particular compounds in effluent discharge in order to gauge regulatory compliance, and (iii) monitoring processes to prevent fouling of highly expensive systems (like reverse osmosis) by excess polymer.


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

         Cryptosporidium and Giardia. During 1994, the Company entered into an exclusive five-year license agreement, under which it would manufacture and sell Hydrofluor(TM), an EPA-accepted immunoassay-based method for detecting the pathogenic protozoa Cryptosporidium and Giardia in water. According to the EPA, Cryptosporidium and Giardia cause more outbreaks of disease than any other water born pathogens. The Company's Hydrofluor-Combo(TM) test kit has been designated as the American Society for Testing and Materials (ASTM) standard method for detection of these pathogenic protozoa and also has been designated as the method for use in complying with the EPA's Information Collection Rule to establish the extent of contamination in the nation's drinking water.


         Total Trihalomethanes. Trihalomethanes are regulated, toxic by-products that result from chlorine disinfection of drinking water. The Company's test is a non-immunoassay-based test for the detection of `total trihalomethanes' (TTHMs). The test is fast, easy and inexpensive, detects TTHMs at levels much lower than the new proposed safe drinking water guideline. The Company's TTHM kit has received US EPA Method Approval (Method 8530).

         RaPID Assay(R) and EnviroGard(TM). The RaPID Assay(R) and EnviroGard(TM) pesticide test kits are being used extensively by water quality researchers, resource managers, regulators and drinking water system operators for surface and groundwater monitoring, drinking water source and supply management, and chemical fate and transport studies. Users of the Company's water quality pesticide products include federal agencies, such as the U.S. Geological Survey and Department of Agriculture, state environmental and health departments, drinking water utilities, and environmental engineering companies.

         Industrial Testing

         The industrial testing market category is comprised of immunoassays for pollutants, proprietary chemicals and industrial markers.


         Pollutants. Analysis of soil, water and waste samples to determine the presence of hazardous chemicals has become increasingly important in connection with environmental remediation and environmental monitoring activities. These activities are largely the result of environmental legislation such as RCRA, CERCLA, TSCA, the Safe Drinking Water Act (SDWA) and Federal Water Pollution Control Act (the "Clean Water Act"). The Company believes that approximately 1,200 commercial environmental testing laboratories, as well as "in-house" laboratories at industrial and disposal facilities provide environmental testing.


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

         Pollutant Test Products. The Company sells four different format immunoassays into the environmental market: (i) D TECH(R) latex filtration tests, (ii) EnSys RISC(TM) and EnviroGard(TM) coated-tube tests, (iii) RaPID Assay(R) magnetic particle tests and (iv) EnviroGard(TM) microtiter plate tests. Each of the four different test formats has performance characteristics that make them more or less suited for a particular customer application. The Company positions the sale of all of its products so as to provide the customer with the best product for its specific application.

         The D TECH(R) and EnSys RISC(TM) tests do not require refrigeration which make them ideally suited for on-site, field applications. All of the environmental test kits include components for the extraction of target analytes from the sample and subsequent analysis. Sample preparation time is typically less than five minutes per sample. All of the Company's environmental test kits are capable of analyzing at least ten samples per hour and some allow analysis of as many as forty samples per hour.

         D TECH(R). The D TECH(R) tests are a latex filtration immunoassay format and provide for rapid, easy to use, on-site, field screening analysis of soil and water samples containing EPA Priority Pollutants like PCBs, PAHs (polyaromatic hydrocarbons), TNT, BTEX (benzene, toluene, ethylbenzene and xylene) and others. D TECH is very simple to use, requires little or no user training, yields a semi-quantitative result and is ideally suited for true field applications where limited numbers of samples are to be analyzed at one time.

         RaPID Assay(R). The RaPID Assay(R) magnetic particle immunoassay product line currently contains kits and accessories for detection of 21 different pesticides (herbicides, insecticides and fungicides), and 6 toxic organic compounds. The magnetic particle test format is ideally suited for applications requiring highly precise determination of contaminant concentrations. Like the Company's other immunoassay tests, RaPID Assay(R) is fast and easy to perform, but not as field-portable. RaPID Assay(R) pesticide test kits are used for quantitation of pesticides in water, soil and food. RaPID Assay(R) test kits for toxic organic chemicals are used for measuring contaminant concentrations in both water and soil.

         EnviroGard(TM) and EnSys RISC(TM). Like D TECH(R) and RaPID Assay(R), these coated-tube and microtiter plate format testing products detect some of the most commonly encountered toxic chemicals found in soil, water and on surfaces at contaminated sites, including PCBs, fuel products, PCP, TNT, benzene, PAHs, crude oil, and pesticides. Additionally, the EnviroGard(TM) products detect pesticides in drinking water and foodstuffs. The coated-tube format tests are used extensively to analyze relatively large numbers of samples in the field and yield a semi-quantitative result. The EnviroGard(TM) microtiter plate kits are designed for use in the laboratory and are ideally suited for analysis of large numbers of samples where determination of exact concentrations of contaminants are required.

         Agricultural


         The agricultural market segment includes tests to detect targeted traits in genetically engineered plants, two plant fungi, Rice Blast and Botrytis (crop testing), and tests to detect Genetically Modified Organisms
(GMOs) in food and food fractions (food testing).

         Crop Testing


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

         A large agricultural chemical company that has developed proprietary varieties of insect-resistant corn and cotton using genetic engineering technology commissioned the Company's first test in this market. Not all the seed produced by a genetically engineered plant contains the gene for the desired trait and therefore not all the plants arising from a batch of seed will express the desired characteristic. The Company has developed a simple `one-step' strip test that is used at the point of testing to determine if an individual plant contains the new genetic trait. The Company has also developed similar one-step products for other crops. Commercial seed producers use these products to ensure the quality of their products. This type of test can also be used for enforcement purposes in crops to prevent unlicensed application of the genetic technology.


         Sales of this strip test and similar products to detect the presence of genetically engineered traits in plants have been increasing rapidly since their introduction in the third quarter of 1995 and the Company believes sales will continue to grow. The number of acres of crops with genetically enhanced traits under cultivation grew rapidly in 1998 and published reports indicate that the farmers' experience with these products was positive. Acreage in 1999 is expected to grow further based on these results and with this increased volume, the Company expects sales of these products to grow. Additional tests for genetically engineered plants are currently under development.

         Food Testing

         In 1998, a significant market opportunity for immunodiagnostic analysis was created. This opportunity arose from regulatory response to public demands to address a consumer's right-to-know whether a food product contains concentrations of Genetically Modified Organisms (GMOs). In May 1998, the European Commission enacted food regulations governing the labeling of foodstuffs that are derived from genetically-modified crops. The legislation affects food processors in all fifteen member states within the European Union. Under the European Commission's EC 258/97 and EC 1139/98, beginning March 1, 1999, food processors are required to label food ingredients for the presence of GMOs.

         During the second half of 1998, the Company entered into licenses to use proprietary genetic traits with major developers of genetically-engineered plants, and began developing an immunodiagnostic test to detect the presence of GMO's at specified concentrations. This research and development was completed and the Company participated in a Joint Research Centre - Institute for Health and Consumer Protection Food Products Unit sponsored validation study of its first test kit. Validation studies are common in the food testing industry and are generally referred to as "Ring Studies." This Ring Study involved 38 qualified laboratories throughout Europe and was completed in December 1998. The JRC has informed the Company that its products have been validated to detect the presence of the tested traits at the thresholds established in the Ring Study protocol.

         Also during the second half of 1998, the Company began to introduce its technology and product plans to food processors. The reaction from the marketplace was and continues to be positive. Prospective customers have shown interest in the ability of the Company's technology and products to detect the presence of GMOs above a specified threshold level, its fast time-to-result and cost advantages.

         First shipments of this initial test kit occurred in the first quarter of 1999. The Company expects this newly created market opportunity to expand rapidly throughout 1999. The Company's initial products, as well as others planned for 1999, provide food companies an alternative to the more expensive and time-consuming DNA methods. The Company has developed a customer council consisting of three of the world's largest food companies to assist in the final design and validation of the test formats. Food companies have indicated that they believe the simplicity of the Company's test kit compares favorably against DNA methods that usually require more significant laboratory analysis and a longer time-to-result. The Company's test kit will allow food processors to conduct the testing at each manufacturing site. This will not only reduce costs, but will also allow for easier integration into the daily operations of manufacturing facilities.

         The Company estimates the market potential for food test kits could reach $20 million by the end of the year 2001. This estimate is based on the volume of food fractions used by the more than 22,000 European food processors. The Company believes this newly created market opportunity could expand even further. Legislation similar to the European legislation was passed in Australia and New Zealand in December 1998. Japan and Canada are considering similar legislation as well. The two largest crops that are currently being genetically modified are soya and maize, but others such as rice and wheat will add to the growth. Projected production of rice for 1999 is 376.6 million tons of the milled variety, and world consumption is projected at 385 million tons.

         Other Products


         Macra(R) Lp(a). Macra(R) Lp(a) is a microtiter plate assay that measures a lipoprotein found in human serum. This lipoprotein has been shown to be an indicator of risk for myocardial infarction, heart disease and stroke. A great deal of clinical data has been generated with the Macra Lp(a) kit because of its leading research position, and its use in benchmark projects such as the Framingham Study, a multi-generation analysis of coronary risk factors. The product received FDA 510(k) approval during 1998, and the rights to this product were subsequently sold in July 1998 (see Note 19 in Notes to the Consolidated Financial Statements).


         RapidChek(R) SRB. Sulfate Reducing Bacteria ("SRBs") are environmentally significant because they generate hydrogen sulfide gas and cause corrosion of stainless steel pumps, pipelines, and drilling rigs and result in the souring of oil reserves. SRBs can be controlled by the addition of treatment chemicals. Historically, the majority of testing in this market was performed using a culture method called the American Petroleum Institute Recommended Procedure No. 38. This method requires that samples be incubated from 14-28 days before a result is obtained. RapidChek(R) SRB test is a simple to use, field portable test that provides the user with accurate results in 20 minutes and allows for an immediate, more cost effective application of treatment chemicals.


Major Customers

          In 1998, Delta and Pine Land Company accounted for 10% of the Company's revenues. Delta & Pine Land Company and Rohm and Haas Corp. each accounted for 10% of the Company's 1997 revenues. In 1996, EM Industries and Ensys (see Note 3 in Notes to the Consolidated Financial Statements) accounted for 11% and 19% of the Company's revenue, respectively.


Sales and Marketing Strategy

         As a result of the consolidation of SDI, EnSys, Ohmicron and EnviroGard(TM) businesses, the Company has formed an experienced sales and marketing organization of 25 individuals. In addition to its direct sales force, the Company sells product through an extensive network of distributors, and through its corporate partners.


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


         In 1993 the Company opened a European headquarters and sales operation near London, England, and the sale of the EnSys RISC(TM), RaPID Assay(R) and EnviroGard(TM) products in Europe are principally directed through that office. Sales and distribution of the D TECH product line outside of the U.S. are made exclusively by E. Merck KGaA, Darmstadt, Germany.

         Sales of the Company's products for detecting water treatment polymers, proprietary chemicals, industrial markers, genetically engineered crops and Rice Blast are through the Company's corporate partners in selected markets and through the Company's direct organization in others. The RapidChek(R) SRB test kit is sold directly by the Company and through 5 international distributors.

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

         The Company believes that regulatory acceptance, though not required for the use of its products in most cases, is a significant factor in gaining market acceptance. There are two main areas in which the Company is seeking regulatory acceptance for its products: hazardous waste testing methods by the federal and state environmental protection agencies and water testing methods by the federal and state environmental protection agencies. The federal Environmental Protection Agency and some state agencies have evaluated certain of the Company's analytical methods and accepted their use for certain remediation and monitoring activities. Further acceptance by these agencies would further stimulate demand for the Company's products. The Company expects that as its products are subjected to wider use under a variety of conditions and subjected to traditional validation techniques, such acceptance will generally be granted. Such acceptance would serve to strengthen already compelling customer motivations such as the ease-of-use and specificity characteristics of the Company's products and is not a prerequisite to selling the products in the markets the Company serves.


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

------------------------------------------------------------------------------------------------
     EPA SW-846
       Method              D TECH(R)       EnSys RISC(TM)      EnviroGard(TM)      RaPID Assay(R)
No.         Analyte
------------------------------------------------------------------------------------------------
4010          PCP                        Soil & Water                                  Soil
------------------------------------------------------------------------------------------------
4015          2,4-D                                            Soil & Water         Soil & Water
------------------------------------------------------------------------------------------------
4020          PCB           Soil          Soil & Oil               Soil                 Soil
------------------------------------------------------------------------------------------------
4030          TPH                            Soil                  Soil
4035          PAH                        Soil (APAH)            Soil (APAH)          Soil (APAH)
                                                                                     Soil (CPAH)
------------------------------------------------------------------------------------------------
4040         Toxaphene                                             Soil
4041         Chlordane                                             Soil
4042         DDT                                                   Soil
------------------------------------------------------------------------------------------------
4050         TNT            Soil & Water                                            Soil & Water
4051         RDX            Soil & Water
------------------------------------------------------------------------------------------------
4670        Triazines                                                                   Water
------------------------------------------------------------------------------------------------
8510          RDX                            Soil
8515          TNT                            Soil
8530         TTHM                            Water
------------------------------------------------------------------------------------------------


         Water Testing Methods. Water testing methods approved for use in compliance with the SDWA are published periodically in the Federal Register. Newly developed methods are reviewed by the EPA's Environmental Monitoring and Systems Laboratory in Cincinnati to determine whether they are (i) an acceptable version of a previously approved method or (ii) a new method in need of a comparability study and proceed through a comment and approval procedure. The EPA has a program aimed at expediting the approval of new methods that involves the cooperation of the Solid Waste, Drinking Water, and Waste Water methods groups.

         The TTHM (total trihalomethanes) water test has been accepted as Method 8530. In addition, the RaPID Assay(R) Atrazine test was accepted as the first quantitative immunoassay method. It is anticipated that the EPA Office of Drinking Water will adopt this method for screening according to the Drinking Water Regulations for Triazines under the SDWA. More recently, the Company's RaPID Assay(R) for Spinosad has been adopted by the EPA office of Pesticide Programs as the official enforcement method for this pesticide. The Hydrofluor-Combo(TM) test kit is the ASTM standard method for detection of these pathogenic protozoa and has been designated as the method for use in complying with the EPA's Information Collection Rule to establish the extent of contamination in the nation's drinking water.

         Tests for water treatment polymers, genetically engineered traits in plants, and fungal plant pathogens are currently unregulated. However, agencies such as the EPA, the FDA and the Food Safety and Inspection Service of the U.S. Department of Agriculture are engaged in testing environmental samples and, together with the Association of Official Analytical Chemists ("AOAC"), maintain compilations of official methods for use in testing for environmental contaminants in certain market segments. Some of these organizations also issue procedures and guidelines for validating new methods.


Manufacturing


         The Company currently manufactures over 150 different test kits for the detection of a wide array of analytes in five immunoassay formats; one-step strip tests, coated-tubes, latex particles, magnetic particles and microtiter plates. In addition to test kits, the Company supplies its customers with ancillary equipment and supplies including spectrophotometers, pipettes, balances and timers among others.


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

         The Company's manufacturing organization, including the Technical Reagents Manufacturing group, consists of 39 individuals. The Company believes the existing facilities and equipment are sufficient to support a significantly larger manufacturing base. Manufacturing operations are currently running a single shift.

Research and Development


         The Company engages in substantial research and development activities involving antibody and immunoassay development. In the three years ended December 31, 1998, 1997 and 1996, the Company incurred approximately $1,922,000, $1,580,000 and $1,569,000, respectively in research and development expenditures, substantially all of which are pursuant to customer research agreements or Corporate Partnerships. The Company's laboratory facilities located in Newark, DE were designed and built specifically for conducting research and development relating to antibody and immunoassay technology. These facilities include the state-of-the art, GMP, American Association for Accreditation of Laboratory Animal Care ("AAALAC") approved, TSD BioServices monoclonal antibody development and large-scale production facility. The Company has assembled a scientific staff with extensive experience in the development of monoclonal and polyclonal antibodies, immunogens and assay reagents. The Company's assay development scientists are experienced in developing tests in a variety of different immunoassay formats including one-step strips, latex filtration, magnetic particles, coated tubes and microtiter plates. Research and development personnel have complementary skills in several advanced research disciplines, including synthetic organic chemistry, protein chemistry, biochemistry, immunology, immunochemistry, microbiology and soil science. In addition to the technical expertise resident within research and development, TSD BioServices provides the Company scientists, as well as its outside clients, with large-scale GMP production, bioprocessing, purification and quality control of antibodies and reagents.


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


         The Company's technology organization, including research and development, TSD, Technical Reagents Manufacturing, and Technical Marketing Support consists of approximately 48 individuals of which 15 hold advanced academic degrees.


Proprietary Technology and Patents


         The Company's products are based on the use of proprietary reagents, technology and test systems developed by Company scientists or acquired externally. Accordingly, the Company has implemented a number of procedures to safeguard the proprietary nature of its technology. The Company requires its employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting relationship with the Company and all employees are required to agree to assign to the Company all rights to any inventions made during their employment or relating to the Company's activities.

         Additionally, the Company seeks to protect its technology and processes through the patent process. The Company currently holds seventeen issued U.S. patents and the claims for another is in a state of allowance. Two U.S. patents have been licensed for exclusive use by the Company and six U.S. patent applications are pending.

         During 1998, the Company reached an agreement with FMC Corporation, which resulted in FMC assigning certain patent applications to the Company, in return for development of test kits for the detection of FMC water treatment polymers. The assignment of the FMC applications effectively resolved the interference proceeding, pending against the Company, related to U.S. Patent 5,593,850, also relating to immunoassays for the detection of water treatment polymers.

         An alternative method of detecting water treatment polymers is to chemically couple an unrelated "marker" substance to the polymers and use antibodies and immunoassays that bind to the marker to detect the polymer. The technology for using anitbodies to detect markers that are chemically coupled to a substance to be detected is patented by Biocode Incorporated (U.S. Patent 5,429,952). In 1996 the Company licensed from Biocode Incorporated the exclusive rights to this technology for the detection of water treatment polymers. The Company believes that together, the `850 patent, FMC applications and the Biocode license provide broad protection for the use of immunoassay detection of water treatment polymers.


-----------------------------------------------------------------------------------------------------------

U.S. Patent          Title

---------------------- -------------------------------------------------------------------------------------
4,999,286            Sulfate reducing bacteria determination and control
5,200,346            Aldicarb immunoassay by sulfone equivalents
5,411,869            Immunological analogs for captan
5,449,611            Polyaromatic hydrocarbon (PAH) immunoassay method, its components and a kit for use in performing the same
5,484,709            Immunoassay method for detecting an immunologically non-remarkable compound
5,547,877            Methods for the rapid detection of toxic halogenated hydrocarbons and kits useful in performing the same
5,554,730            Fungus extraction method and kit
5,576,187            Standards for phosphorothioate insecticide immunoassays
5,593,850            Monitoring of industrial water quality using monoclonal antibodies to polymers
5,618,681            Polyaromatic hydrocarbon (PAH) immunoassay method, its components and a kit for use in performing the same
5,658,463            Kits and processes for extraction of analytes from solid materials
5,679,574            Quantitative test for oils, crude oil, hydrocarbon, or other contaminants in soil and a kit for performing the same
5,691,148            A petroleum immunoassay method, its components and a kit for performing the same
Allowed              Immunoassay standards for volatile analytes with benzene rings
5,780,250            Immunoassay standards for polyaromatic hydrocarbon detection
5,834,222            Polychlorinated Biphenyls (PCB) immunoassay method
5,858,692            PCB immunoassay
5,874,216            Indirect label assay device for detecting small molecules and method of use thereof
5,541,079            Monoclonal and polyclonal antibodies and test method for determination of organophosphates (license)
5,429,952            Marking of products to establish identity and source (license)

         The Company believes that low-cost, easy to use, rapid field screening tests have the potential to be significant products in its chosen markets. Therefore, the Company is aggressively developing technology relating to immunoassay formats with those features. Two of the Company's pending applications involve one-step strip test formats, and one of the applications has to do with a novel latex filtration test format. In addition to the assay format patent applications, the Company has pending applications relating to immunoassays for trichloroethylene (TCE) and water treatment polymers.


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


         In addition to seeking patent protection for the Company's proprietary information, the Company also relies upon trade secrets, know-how and continuing technical innovation to maintain competitiveness. The Company has developed a number of proprietary technologies which the Company has chosen not to patent including stabilization systems for reagents, chemical syntheses for conjugates, immunogens and analyte analogs, and strategies relating to antibody development. Regarding the latter, the Company's extensive expertise has enabled it to develop antibodies and products that are unique to the industry including monoclonal antibodies to transgenic plant proteins, water treatment polymers, the explosive RDX, BTEX and TCE.

         Under two license agreements, the Company has been granted the right and license throughout the world to use magnetocluster technology in connection with the Company's RaPID Assay(R) products for the detection of environmental analytes. This license carries royalties starting at 4% of net sales of such products each year and declining to 2% based upon the volume of sales in such year.

Competition

         Many of the Company's potential competitors are large companies with substantially greater financial and other resources than the Company. To the extent that any such companies enter into one or more of the Company's markets, the Company's operations could be materially, adversely affected. The Company anticipates increased competition as potential competitors perceive that the Company's markets have become commercially proven. Other companies may be developing additional products for one or more of the Company's markets that could be competitive with the Company's products. Nevertheless, the Company believes that its competitiveness has been significantly enhanced as a result of the consolidation of the SDI, EnSys, Ohmicron and EnviroGard(TM) businesses.

         Currently, the Company believes that there are no similar competing immunoassay products for the Company's RapidChek(R) Rice Blast, Botrytis and SRB, GeneCheck(TM) B.t.k., proprietary chemical, industrial marker or water treatment polymer tests. The Company holds U.S. patents relating to the Rice Blast and SRB tests and believes they will help to provide a competitive advantage in the event that competing products enter the market. The Company's water treatment polymer tests are unique to the industry and the Company has secured U.S. patents and an exclusive technology license and believes that such property will help to provide a competitive advantage in the event that competing products enter the market.

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


         The Company's Macra(R) Lp(a) product competes with other existing immunoassay tests in the marketplace, but since it was first to the market, Macra(R)'s competitive position is enhanced by the large quantity of clinical data that has been generated by researchers and clinicians that have used the test in large prospective studies (see Note 19 in Notes to the Consolidated Financial Statements).


Employees


         As of December 31, 1998, the Company employed 107 full time and 2 part time individuals including 96 regular and 13 contract employees. All of the Company's employees have executed agreements with the Company agreeing not to disclose the Company's proprietary information, assigning to the Company all rights to inventions made during their employment, and prohibiting them from competing with the Company. None of the Company's employees are covered by collective bargaining agreements. The Company believes that its relations with its employees are good.




ITEM 2.  PROPERTIES

         The Company is headquartered in Newark, DE, and occupies approximately 28,000 square feet of space under an operating lease expiring in December 2007. The Company also leases approximately 26,000 square feet of manufacturing and research space also in Newark, DE under three operating leases that expire in October 2000, October 2001 and November 2003, respectively.

         TSD BioServices Inc. occupies approximately 8,000 square feet of manufacturing, research and animal facility space, in Newark, DE.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended December 31, 1998.

ITEM 4(a)         EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company, their positions with the Company and ages are as follows:

         Name                         Age          Position
         ----                         ---          --------

         Richard C. Birkmeyer         45           President and Chief Executive Office
         Kelly J. Cullum              38           Vice President - Sales and Marketing
         Arthur A. Koch, Jr.          45           Vice President - Finance & Chief Operating Officer
         Martha C. Reider             44           Vice President - Quality Assurance/Human Resources
         James W. Stave, Ph.D.        44           Vice President - Research and Development


         Richard C. Birkmeyer, age 45, cofounded SDI in 1990 and has served as its President and Chief Executive Officer and a director since its inception. Prior to founding SDI, Mr. Birkmeyer was employed by E.I. du Pont de Nemours ("DuPont") from 1983 to 1990, where he most recently served as Product Manager. Mr. Birkmeyer received a Ph.D. in Biochemistry/Immunology from the State University of New York at Binghamton and his BS in Biology from the State University of New York at Plattsburgh. In addition, Mr. Birkmeyer completed post-doctoral research in immunogenetics at Iowa State University.

         Kelly J. Cullum, age 38, joined the Company in February 1998 as Vice President - Sales and Marketing. Prior to joining the Company, Ms. Cullum was employed at Idexx Laboratories in Tokyo, Japan, as Corporate Vice President, Pacific Rim Division. From 1994 to 1995, Ms. Cullum was Global Director of Marketing for Veterinary Products Division at Idexx. Prior to this position and since 1987, Ms Cullum held a variety of sales management positions at Idexx. Ms. Cullum received her BS in Marketing from the University of Massachusetts, Amherst.

         Arthur A. Koch, Jr., age 45, joined the Company in April 1997 as Vice President - Finance and Chief Financial Officer. In October 1998, Mr. Koch was appointed the Company's Chief Operating Officer. Prior to joining the Company, Mr. Koch was Vice President and Chief Financial Officer of Paracelsian, Inc., a publicly held biotechnology company. From 1992 to 1995, Mr. Koch was Vice President and Chief Financial Officer of IBAH, Inc. a publicly held contract clinical research corporation. Mr. Koch received a BA in Business Administration from Temple University and is a Certified Public Accountant.

         Martha C. Reider, age 44, co-founded SDI in 1990 and has served as Vice President - Manufacturing and Secretary since inception. In 1998 Ms. Reider was appointed Vice President Quality Assurance/Human Resources. Ms. Reider continues to serve as the Corporate Secretary. From inception to December 30, 1996, Ms. Reider was a director of SDI. Prior to founding SDI, Ms. Reider worked for DuPont from 1976 to 1990 where she most recently served as supervisor of Quality Control and Quality Assurance. Ms. Reider received her BA in Biological Sciences from Ohio Northern University.

         James W. Stave, age 44, joined SDI in March 1991 as a research group leader. Subsequently, Dr. Stave was promoted to director of Research and Development, in October 1993 was promoted to Vice President - Research and Development. Prior to joining SDI, Dr. Stave worked for DuPont, Molecular Genetics, Inc. and the U.S. Department of Agriculture. Dr. Stave received his Ph.D. in Microbiology from the University of Maryland and his B.S. in Biology from Michigan Technological University.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on The Nasdaq National Market under the symbol "SDIX". Set forth below are the quarterly high and low bid prices for the shares of Common Stock of the Company as reported by Nasdaq:

                                         Common Stock Price Range
                                         -------------------------
                                           High              Low
                                         --------          -------
Fiscal Year Ended

December 31, 1998:
First Quarter                             4  3/4            2  1/2
Second Quarter                            4                 2  7/8
Third Quarter                             3  5/8            1  29/32
Fourth Quarter                            2  5/8            1  5/8

December 31, 1997:
First Quarter                             2  3/4            1  3/8
Second Quarter                            2                 1  1/4
Third Quarter                             1  13/16          1
Fourth Quarter                            2  5/16           1  1/16



         On March 8, 1999, there were approximately 1,612 holders (112 holders of record) of the Common Stock of the Company. The Company has never paid any cash dividends on its Common Stock and has no plans to pay cash dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                                     Year Ended December 31,
                                                     ----------------------------------------------------------
                                                       1998           1997       1996(1)      1995        1994
                                                     --------      -------       -------     -------      -----
                                                               (in thousands, except share and per share data)
STATEMENT OF OPERATIONS DATA:
REVENUES:
         Product related                              $14,172      $12,703       $3,402       $1,605      $1,192
         Contract and other                             1,553        1,717        2,435        2,084       2,580
                                                     --------      -------       -------     -------      -----
         Total revenues                                15,725       14,420        5,837        3,689       3,772

OPERATING EXPENSES:
         Manufacturing cost of sales                    6,222        5,305        2,839        1,288         910
         Research and development                       1,922        1,580        1,569        2,272       2,832
         Selling, general and administrative            7,156        6,132        1,737        1,190       1,385
         Acquired research and development                  -            -        8,266            -           -
                                                     --------      -------       -------     -------      -----
         Total operating expenses                      15,300       13,017       14,411        4,750       5,127

Operating Income (Loss)                                   425        1,403       (8,574)      (1,061)     (1,355)

Interest and other income (expense), net                  356          274          186         (165)         30
                                                     --------      -------       -------     -------    --------

NET INCOME (LOSS)                                        $781       $1,677      $(8,388)     $(1,226)    $(1,325)

Accretion of redeemable preferred
stock liquidation value(1)                                  -            -         (635)        (367)       (367)
                                                     --------      -------       -------     -------    --------
Net Income (Loss) applicable to common
         stockholders                                    $781       $1,677      $(9,023)     $(1,593)    $(1,692)
                                                     ========      =======      ========     =======     =======

Basic Net Income (Loss) Per Share
Applicable to Common Stockholders                       $0.06        $0.13       $(2.12)      $(0.46)     $(0.56)
                                                     ========      =======      ========   =========     =======
Shares used in Computing Basic Net Income (Loss)
Per Share Applicable to Common Stockholders        13,174,000   13,084,000    4,248,000    3,464,000   3,041,000
                                                   ==========   ==========    =========    =========   =========

Diluted Net Income (Loss) Per Share
Applicable to Common Stockholders                       $0.05        $0.11       $(2.12)      $(0.46)     $(0.56)
                                                   ==========   ==========    =========    =========   =========
Shares used in Computing Diluted Net Income (Loss)
Per Share Applicable to Common Stockholders        16,103,000   15,712,000    4,248,000    3,464,000   3,041,000
                                                   ==========   ==========    =========    =========   =========

                                                                     Year Ended December 31,
                                                     ----------------------------------------------------------
                                                       1998           1997       1996(1)      1995        1994
                                                     --------      -------       -------     -------      -----
                                                               (in thousands, except share and per share data)

BALANCE SHEET DATA:

Cash and cash equivalents                             $1,864         $2,580         $917         $35        $67
Short-term investments                                 3,990          3,638        5,710           -          -
                                                     -------        -------      -------      ------     ------
         Sub total                                     5,854          6,218        6,627          35         67

Working capital (deficit)                             10,158          9,403        7,170        (891)       126

Total Assets                                          15,093         14,060       14,581       2,076      2,106

Redeemable convertible preferred stock(1)                  -              -            -       3,879      3,512

Long-term debt                                           265             25           50           -          -

Accumulated deficit(2)                               (10,921)       (11,702)     (13,379)     (4,356)    (2,763)

Stockholders' equity (deficit)                        13,155         12,340       10,673      (4,064)    (2,580)



(1) The redeemable convertible preferred stock was reclassified into stockholders' equity in connection with the EnSys merger.
(2) There have been no common stock dividends declared or paid since the inception of the Company.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Forward Looking Statements

         This Form 10-K contains several forward-looking statements reflecting the Company's current expectations. When used in this Annual Report, the words "anticipate", "estimate", "enable", "believe", "expect" and similar expressions as they relate to the Company are intended to identify said forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, which may cause actual results to differ from those anticipated at this time. Such risks and uncertainties include, without limitation, the Company's ability to manage growth, the integration of acquired companies, including HTI Bio-Products, Inc., unknown Year 2000 issues, changes related to acquisitions such as the amortization of significant goodwill and other intangible assets, changes in demand for products, delays in product development, inability to obtain required government approvals, modifications to existing government regulations, modifications to development and sales relationships, the ability to achieve anticipated growth, seasonality, competition and other factors more fully described in the Company's public filings with the U.S. Securities and Exchange Commission.

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

         Since its inception, SDI has focused on using proprietary technology and know-how to develop, manufacture and market immunoassay test kits for applications primarily in the water quality, industrial testing and agricultural markets. One of the strategies SDI used to develop its business was to establish relationships with other companies that had significantly greater resources and capabilities to evaluate market opportunities and potential for new products. The Company refers to these relationships as "Corporate Partnerships". Corporate Partners, who had identified and researched a market opportunity, funded SDI to develop and manufacture immunoassay products to meet the market need. Most of the Corporate Partner agreements were written so that SDI retained a right to manufacture the finished product, and any technology developed during the course of the project was co-owned by SDI and its partner. In this way, SDI developed proprietary technology and built a base of manufactured commercial products. Commercial operations of SDI were initiated with an agreement with a Corporate Partner (a large integrated chemical company) to develop an immunoassay test to detect certain corrosion causing bacteria. This product was introduced in late 1991 and SDI purchased all rights and technology related to this product in 1994.

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

         Since 1992, the Company has entered into research and development agreements with multiple Corporate Partners that have led to the introduction of various products to the water quality, industrial testing, agricultural and other markets. These agreements generally provide that sales and marketing costs associated with a new product are borne by the Corporate Partner. In addition, the Company currently sells directly other products that it has independently developed or acquired.

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

         Another key strategy that SDI used to develop its business was the formation in 1991 of TSD BioServices, a joint venture between SDI and a subsidiary of Taconic Farms of Germantown, NY. Taconic Farms is a privately held company whose business is the production and sale of mice and rats, primarily to the research community. In 1996, the joint venture was dissolved and SDI's interests were distributed into a wholly owned subsidiary, TSD BioServices, Inc. ("TSD"). The mission of TSD is to supply antibodies, especially monoclonal antibodies, immunochemical reagents and related services to medical diagnostic and pharmaceutical companies, as well as the research community. TSD's primary facility occupies approximately 8,000 square feet of space in Newark, DE. On February 26, 1999, the Company completed the acquisition of HTI Bio-Products, Inc., a privately held manufacturer of custom and proprietary antibody products and services located near San Diego, CA ("HTI") (See "Recent Developments").

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

         The Company experiences a seasonal pattern to its business. Sales of industrial and agricultural products are highest during the summer months with the lower levels of activity occurring during the winter months. Accordingly, revenues in any particular quarter may not be indicative of revenues for any subsequent quarter during the year, or for the year. As sales of the Company's analytical tests for water-soluble polymers (which are generally not affected by seasonal patterns) and agricultural products to other parts of the world develop over the next few years, the Company expects its seasonal fluctuations to become gradually less pronounced.

Recent Developments

         During the second half of 1998, several significant developments occurred in the market for testing for Genetically Modified Organisms (GMOs) and the labeling of food products in Europe. Earlier in 1998, the European Commission adopted rule 1139/98, which requires over 22,000 food processors to test ingredients for the presence of GMOs and label products accordingly beginning March 1, 1999. During the third quarter of 1998, the Company devoted significant resources to educate regulators and industry representatives concerning the features and benefits of its products, immunoassay-based, protein test kits to detect the presence of GMOs. This work continued during the fourth quarter of 1998 and the Company achieved several milestones during the second half of 1998.

         The Joint Research Centre's Food Products Unit of the Institute for Health and Consumer Protection (JRC-IHCP, the regulatory authority responsible for the validation of test methods) reviewed the Company's product plans and expressed interest in validating protein-based test methods like those proposed by the Company. Second, to commercially validate its methods, the Company licensed certain proprietary proteins from leading agricultural biotechnology companies and conducted data trials with several commercial laboratories throughout Europe. In addition, the Company participated in a JRC-IHCP sponsored validation study of its Soya test kit, which involved 38 qualified laboratories throughout Europe. These trials are common in the food testing industry and are generally referred to as "Ring Studies". During the fourth quarter, the Company and these laboratories completed these studies. The JRC-IHCP has informed the Company that its products have been validated to detect the presence of the tested traits at the thresholds (concentrations) established in the Ring Study protocol. The Company has now begun to manufacture and market these products throughout Europe, focusing its sales efforts on the early adopters and opinion leaders in the food process industry as described below.

         The Company began to introduce its technology and products to the leading food processors in Europe during the third quarter of 1998. Prospective customers have shown interest in the technology's ability to detect the presence of GMOs above a specified threshold level, its fast time-to-result and its cost advantages. This work continued during the fourth quarter of 1998. The Company has formed a product focus group consisting of three of the largest food companies in the world. The Company expects that this group will be utilized to refer prospective customers to the Company's technology and products.

         On February 26, 1999, the Company completed the acquisition of HTI. HTI had 1998 revenues of $5.7 million and pre tax profits of approximately $800 thousand. These results are preliminary and the Company expects to complete an audit on or before May 15, 1999. HTI, a primary manufacturer of antibodies and biochemicals, was founded in 1990. HTI's products and services include custom antibody production, bulk antibody and biochemical products. The Company believes that these capabilities will afford it the ability to leverage its manufacturing costs, particularly in its test-strip production for agricultural, food and water quality product lines. These products utilize large quantities of polyclonal antibodies that the Company previously purchased from third parties. The Company believes that HTI's product lines will also enhance the Company's exisiting capabilities in antibody production by adding extensive polyclonal products and services to the monoclonal products and services provided by its TSD BioServices subsidiary ("TSD"). The customers of HTI are complementary to TSD's and share common characteristics in that they are primarily pharmaceutical and biotechnology companies developing important medical diagnostics as well as leading medical research facilities. The Company believes that the combination and integration of these customer relationships will allow both TSD and HTI to offer their customers broader product offerings and will help establish these companies as a single source for all of their customers' antibody and biochemical requirements. Similarly, the Company believes the integration of these operations will result in significant cost savings and be accretive to earnings.

Results of Operations

Year ended December 31, 1998 versus year ended December 31, 1997

         Revenues: Revenues increased $1.3 million in 1998 or 9% over 1997. This increase is the result of a $1.5 million (12%) increase in product related revenues, offset by a $164 thousand (10%) decrease in contract and other revenues. Product related revenues increased to $14.2 million from $12.7 million in 1998 from 1997. This growth in product revenues is primarily attributable to increases in sales of products in the agricultural category (tests to detect traits in genetically engineered plants) of $1.3 million (62%), TSD BioServices category (custom monoclonal antibody production and purification) of $651 thousand (31%) and sales of other products (includes the sale of a line of antibodies for $400 thousand to a major customer and the $600 thousand sale of pre-commercial Macra Lp(a) test kits pursuant to the June 1998 supply agreement with a major customer, both occurring during the second quarter of 1998) $1.1 million (196%), all increases over the 1997 revenues recorded in these categories. These increases were partially offset by decreases in the Industrial/Chemical category $354 thousand (7%), and Water Quality category $1.2 million (41%), when compared to the 1997 revenues recorded in these categories. The decline in contract and other revenues is principally the result of the Company's focusing its efforts on the food testing market during the second half of 1998.

         During the second half of 1998, the Company strategically refocused its efforts and devoted significant resources to enter the European Market for food testing to detect the presence of GMOs in agricultural commodities and food fractions that are used to manufacture finished food products. This focus resulted in a reduction in contract and other revenues and an increase in research and development, selling, general and administrative expenses.

         Operating Expenses: Operating expenses increased $2.3 million (18%) in 1998, from $13.0 million in 1997 to $15.3 million in 1998. This increase is primarily related to an increase in the general business activity that occurred during the year and described below.

         Manufacturing expenses, which include the costs of products sold, increased $917 thousand (17%) in 1998 to $6.2 million. Increased costs in materials, labor and overhead were associated with the mix of products sold in 1998 versus 1997.

         Research and development expenses increased $342 thousand (22%) to $1.9 million in 1998 from $1.6 million in 1997. This increase was due to the higher costs of labor and materials associated with additional staff required to develop new, and modify existing, products for the Company's entry into the European GMO food testing market.

         Selling, general and administrative expenses increased $1.0 million (17%) to $7.2 million in 1998. Increased costs for public relations, sales consulting, advertising and travel were recorded as the Company increased its exposure in the markets it serves. Additional expenses were incurred as efforts in the second half of 1998 were focused on the Company's entry into the European market for GMO testing. The Company reorganized its sales and marketing efforts in the second half of 1998 to focus on this rapidly emerging opportunity. This major reorganization included closing two sales offices in the industrial sales group, consolidating certain sales responsibilities to the Company's headquarters and reassigning other individuals to cover the agricultural market.

         Net Interest and Other Income: Net interest and other income increased $82 thousand (30%) in 1998 to $356 thousand, from the $274 thousand earned in 1997. This increase is due to an increase in the level of invested balances maintained throughout the year.

         Net Income: Net income decreased $896 thousand (53%) in 1998 to $781 thousand, from income of $1.7 million reported in 1997. This decrease in net income is attributable to the increased costs, particularly research and development and selling, general and administrative expenses, related to the Company's entry into the European food market which more than offset increases in revenues, all as described above.

Year ended December 31, 1997 versus year ended December 31, 1996

         Revenues: Revenues increased $8.6 million in 1997 or 147% over 1996. This increase is attributable to the increase in business activity after the mergers (Note 3) and the increased sales of products in the Company's emerging markets. Product revenues increased $9.3 million or 273% due primarily to increases in total product sales in emerging markets (tests to detect, (i) proprietary polymers and (ii) traits in genetically engineered plants in agriculture) to $3.1 million from $845 thousand in 1996. Contract and other revenues decreased $718 thousand or 29% to $1.7 million in 1997. The 1996 volume includes approximately $667 thousand in revenues from transactions between EnSys and SDI prior to the merger. These businesses were integrated during 1997.

         Operating Expenses: Operating expenses decreased $1.4 million or 9.7% in 1997 to $13.0 million. This decrease is attributable to the inclusion in 1996 of a one-time charge of $8.3 million to write-off research and development costs acquired in connection with the mergers. Excluding this charge, operating expenses increased $6.9 million or 112% as a result of increases in manufacturing costs of $2.5 million or 87%, research and development expenses of $11 thousand or 0.7% and selling, general and administrative expenses of $4.4 million or 253%. These increases are all attributable to the higher costs of operation (principally additional personnel and related costs) of the combined companies.

         Net Interest and Other Income: Net interest and other income increased $88 thousand in 1997 from $186 thousand in 1996. This increase is attributable to the increase in invested funds acquired through the mergers, offset by $178 thousand of equity income recorded in 1996 as a result of the TSD BioServices dissolution (Note 3).

         Net Income: Net income increased $10.1 million in 1997 to $1.7 million from a loss of $8.4 million. This increase in net income is attributable to the higher volume of revenues reduced in part by the increased costs and the one-time write-offs in 1996 all associated with the mergers.

Liquidity

         The Company's working capital, which consists principally of cash, cash equivalents and short term investments, increased by $755 thousand in 1998 to $10.2 million at December 31, 1998 from $9.4 million at December 31, 1997. This increase is attributable to the increases in accounts receivable of $494 thousand (16%), inventories of $308 thousand (20%) and other current assets of $295 thousand (170%), and by reductions in accrued expenses of $165 thousand (17%) and other current liabilities of $40 thousand (33%). These were partially offset by decreases in cash, cash equivalents and short term investments of $364 thousand (6%), and an increase in accounts payable of $183 thousand (30%).

         Under the terms of the agreement to acquire HTI, the Company paid approximately $8.1 million in cash, issued 556,286 shares of Series B preferred stock and assumed approximately $100 thousand of long term debt. The preferred shares convert into common shares on a 1-for-1 basis at any time at the option of the holder, and at the option of the Company when the closing price of the Company's stock exceeds $3.50 for a period of 10 days, and carry a cumulative, annual cash dividend of $0.175 per share and a liquidation preference. The Company is also obligated to pay a percentage of net sales of certain products over the next three years, not to exceed $3 million. Approximately $6 million of acquisition financing has been provided by the Company's commercial bank, with the balance coming from existing cash on hand.

         For the year ended December 31, 1998, the Company satisfied all of its cash requirements from cash available and on-hand, and from a financing agreement with its commercial bank of $323 thousand for specific equipment purchases and leasehold improvements. At December 31, 1998, the Company had $265 thousand in long-term debt and stockholders' equity of over $13.1 million.

         The Company believes it has, or has access to sufficient assets to meet its operating requirements for the forseeable future. The Company's ability to meet its long-term capital requirements will depend on a number of factors including the success of its current and future products, the focus and direction of its research and development program, competitive and technological advances, future relationships with Corporate Partners, government regulation, the Company's marketing and distribution strategy and the success of the Company's plan to make future acquisitions. Accordingly, no assurance can be given that the Company will be able to meet the future liquidity requirements that may arise from these inherent and similar uncertainties (see Note 16 to the Consolidated Financial Statements).

Year 2000 Issues

The Company is aware of and is evaluating many of the "Year 2000" issues associated with both information technology ("IT") and non-IT systems which could cause problems and network failures should the systems fail to recognize year designations after 1999.

The Company is currently reviewing its own computer, communication, software and operating systems to determine if they are Year 2000 compliant. The Company has planned system-wide testing in the first quarter of 1999 for all internal network hardware and software, all enterprise system software and all user workstation hardware and software. During the second quarter of 1999, the Company will test all internal and OEM equipment. Any system failures will be addressed when detected. The Company expects that absent unforeseen negative results of its testing, its systems will be Year 2000 compliant no later than July 31, 1999. Accordingly the Company has not conducted any contingency planning. The Company relies primarily on third party provided software purchased and licensed commercially, therefore the Company believes its Year 2000 risks are minimal. As a result its historical and estimated future costs of remediation are now, and are not expected to become, material.

The Company will continue to contact critical suppliers, collaborators and partners to determine if their operations, as they relate to the Company, are Year 2000 compliant. The Company cannot presently estimate the impact of the failure of such third parties to be Year 2000 compliant.

Although the Company will take all practical measures to prevent problems related with the Year 2000 programming issues, such problems and failures may occur which could seriously affect the Company's progress. Because of the unprecedented nature of such problems, the extent of the effect on the Company's progress cannot be certain.

ITEM 8.  FINANCIAL STATEMENTS AND SUPLEMENTARY DATA

         The following consolidated financial statements of the Company and its subsidiaries are included as part of this Form 10-K:


                                                                                                                    Page
                                                                                                                    ----
Report of Independent Public Accountants 1998........................................................................F-1

Report of Independent Public Accountants 1997........................................................................F-2

Consolidated Balance Sheet as of December 31, 1998 and 1997..........................................................F-3


Consolidated Statements of Operations for each of the years
         in the three year period ended December 31, 1998............................................................F-4

Consolidated Statements of Changes in Stockholder's Equity (Deficit) and
         Comprehensive Income (Loss) for each of the years in the three year period ended December 31, 1998..............................................................................F-5


Consolidated Statements of Cash Flows for each of the years
         in the three year period ended December 31, 1998............................................................F-6

Notes to Consolidated Financial Statements...........................................................................F-7



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


The Company filed a Form 8-K on September 17, 1998, reporting a change in the Company's auditors.


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
         and ImmunoSystems, Inc.


                                                                                           Previous
Exhibit                                                                                    Exhibit
Number                                                                                     Number
-------                                                                                    --------
10.11     Agreement and Plan of Merger by and between EnSys and Strategic                 (1)      2.1
          Diagnostics Inc. dated as of October 11, 1996

10.14     Employment Agreement dated December 30, 1996 by and between                     (6)     10.14
          Richard C. Birkmeyer and the Company*

10.15     Employment Agreement dated December 30, 1996 by and between                     (6)     10.15
          Grover C.Wrenn and the Company*

10.16     Registration Rights Agreement dated December 30, 1996 between                   (6)     10.16
          the Company and the stockholders listed therein

10.18     Industrial Lease dated October 26, 1993, by and between Tober &                 (6)     10.18
          Agnew Properties, Inc. and Strategic Diagnostics Incorporated

10.19     Industrial Lease dated August 9, 1990, by and between Tober &                   (6)     10.19
          Agnew Properties, Inc. and Strategic Diagnostics Incorporated

10.20     Industrial Lease dated June 7, 1991 by and between Tober &                      (6)     10.2
          Agnew Properties, Inc. and TSD BioServices

10.21     Lease agreement dated October 29, 1997 by and between Pencader                  (7)     10.21
          Courtyard, L.P. and Strategic Diagnostics Inc.

10.22     1998 Employee Stock Purchase Plan

21.1      Subsidiaries of the Company                                                     (6)     21.1

24.1      Consent of KPMG LLP

24.2      Consent of Arthur Andersen LLP

27        Financial Data Schedule (in electronic format only)

------------------

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

(7) Incorporated by reference to the designated exhibit of the Company's Form 10-K for the fiscal year ended December 31, 1997.

*Management contract or compensatory plan.

(b)    Reports on Form 8-K

       None.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




Board of Directors and Stockholders
Strategic Diagnostics Inc.:

We have audited the accompanying consolidated balance sheet of Strategic Diagnostics Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and comprehensive income (loss) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1998 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Strategic Diagnostics Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                                KPMG LLP




Philadelphia, Pennsylvania
January 27, 1999, except for Note 20
which is as of February 26, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Strategic Diagnostics Inc.:

We have audited the accompanying consolidated balance sheet of Strategic Diagnostics Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss) and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Strategic Diagnostics Inc. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                           Arthur Andersen LLP




Philadelphia, Pa.,
January 30, 1998

                  STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                      December 31,             December 31,
--------------------------------------------------------------------------------
                                         1998                     1997
--------------------------------------------------------------------------------
 ASSETS
--------------------------------------------------------------------------------
 CURRENT ASSETS:

    Cash and cash equivalents           $1,864                   $2,580
    Short-term investments               3,990                    3,638
    Receivables, net                     3,653                    3,159
    Inventories                          1,855                    1,547
    Other current assets                   469                      174
--------------------------------------------------------------------------------
          Total current assets          11,831                   11,098
--------------------------------------------------------------------------------
 PROPERTY AND EQUIPMENT, net               835                      496
 OTHER ASSETS                              494                      634
 INTANGIBLE ASSETS, net                  1,933                    1,832
--------------------------------------------------------------------------------
          Total assets                 $15,093                  $14,060
--------------------------------------------------------------------------------
 LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
 CURRENT LIABILITIES
    Accounts payable                      $802                     $619
    Accrued expenses                       788                      953
    Deferred revenue                       -                        100
    Current portion of LTD                  83                       23
--------------------------------------------------------------------------------
          Total current liabilities      1,673                    1,695
--------------------------------------------------------------------------------
 Long-term debt                            265                       25
--------------------------------------------------------------------------------
 STOCKHOLDERS' EQUITY

    Preferred stock, $.01 par value,
      17,500,000 shares authorized,
      no shares issued or outstanding       -                        -
    Series A preferred stock, $.01 par
      value, 2,164,362 shares
      authorized, issued and
      outstanding, liquidation value of
      $6,378 as of December 31, 1998       22                       22
    Common stock, $.01 par value,
      35,000,000 shares authorized,
      13,262,157 and 13,112,949 issued
      and outstanding at December 31,
      1998 and December 31, 1997,
      respectively                        133                      132
   Additional paid-in capital          23,946                   23,913
   Accumulated deficit                (10,921)                 (11,702)
   Cumulative translation adjustments     (25)                     (25)
--------------------------------------------------------------------------------
      Total stockholders' equity       13,155                   12,340
--------------------------------------------------------------------------------
      Total liabilities and
       stockholders' equity           $15,093                  $14,060
--------------------------------------------------------------------------------


        The accompanying notes are an integral part of these statements.

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                                                        Year Ended December 31,
 ..........................................................................................................................
                                                                           1998                1997             1996
------------------------------------------------------------------  -------------------   ---------------  ---------------
 NET REVENUES:
------------------------------------------------------------------  -------------------   ---------------  ---------------
    Product related                                                       $  14,172         $  12,703        $   3,402
    Contract and other                                                        1,553             1,717            2,435
      ------------------------------------------------------------  -------------------   ---------------  ---------------
       Total net revenues                                                    15,725            14,420            5,837
      ------------------------------------------------------------  -------------------   ---------------  ---------------
 OPERATING EXPENSES:
    Manufacturing cost of sales                                               6,222             5,305            2,839
    Research and development                                                  1,922             1,580            1,569
    Selling, general and administrative                                       7,156             6,132            1,737
    Acquired research and development                                            -                 -             8,266
      ------------------------------------------------------------  -------------------   ---------------  ---------------
       Total operating expenses                                              15,300            13,017           14,411
       -----------------------------------------------------------  -------------------   ---------------   --------------
 OPERATING INCOME (LOSS)                                                        425             1,403           (8,574)

 INTEREST AND OTHER INCOME, NET                                                 356               274              186
------------------------------------------------------------------  -------------------   ---------------  ---------------
 NET INCOME (LOSS)                                                          $   781         $   1,677        $  (8,388)

 Accretion of Redeemable Convertible
     Preferred Stock Liquidation Value                                           -                 -              (635)
------------------------------------------------------------------  -------------------   ---------------  ---------------
 Net Income (Loss) Applicable to
       Common Stockholders                                                       781            1,677           (9,023)
------------------------------------------------------------------  -------------------   ---------------  ---------------
Basic Net Income (Loss) Per Share
    Applicable to Common Stockholders                                       $   0.06        $    0.13        $   (2.12)
------------------------------------------------------------------  -------------------   ---------------  ---------------
Shares Used in Computing Basic
    Per Share Amounts                                                     13,174,000       13,084,000        4,248,000
------------------------------------------------------------------  -------------------   ---------------  ---------------

 Diluted Net Income (Loss) Per share
      Applicable to Common Stockholders                                     $   0.05        $    0.11        $   (2.12)
------------------------------------------------------------------  -------------------   ---------------  ---------------
 Shares Used in Computing Diluted
     Per Share Amounts                                                    16,103,000       15,712,000        4,248,000
------------------------------------------------------------------  -------------------   ---------------  ---------------

        The accompanying notes are an integral part of these statements.

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES


    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) AND
                           COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)

                                                Series A           Additional                   Cumulative  Deferred
                                               Preferred   Common   Paid-In     Accumulated     Translation  Compen-
                                                 Stock     Stock    Capital       Deficit       Adjustments  sation     Total
----------------------------------------------------------------------------------------------------------------------------------
Balance,
December 31, 1995                                  $-       $47       $294        $(4,356)            $-       $(49)    $(4,064)
-----------------------------------------------------------------------------------------------------------------------------------
Amortization of deferred compensation                                                                            43          43
Accretion of liquidation value                                                       (635)                                 (635)
Acquisition of Ohmicron Corporation                          31      4,017                                                4,048
Acquisition of EnSys Environmental
Products, Inc.                                               53     13,006                                               13,059
Conversion of preferred to Series A                22                6,588                                                6,610
Net loss and comprehensive loss                                                    (8,388)                               (8,388)
------------------------------------------------------------------------------------------------------------------------------------
Balance,
December 31, 1996                                  22       131     23,905        (13,379)             -         (6)     10,673
------------------------------------------------------------------------------------------------------------------------------------
Exercises of stock options, warrants and
other                                                         1          8                                        6          15
Net income and comprehensive income                                                 1,677            (25)                 1,652
------------------------------------------------------------------------------------------------------------------------------------
Balance,
December 31, 1997                                  22       132      23,913       (11,702)           (25)         -      12,340
------------------------------------------------------------------------------------------------------------------------------------
Exercises of stock options, warrants and
other                                                         1          33                                                  34
Net income and comprehensive income                                                   781                                   781
------------------------------------------------------------------------------------------------------------------------------------
Balance,
December 31, 1998                                 $22      $133     $23,946      $(10,921)          $(25)        $-     $13,155
====================================================================================================================================



        The accompanying notes are an integral part of these statements.

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                                              Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                             1998      1997     1996
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net income (loss)                                                                            $781      $1,677   ($8,388)
  Adjustments to reconcile net income (loss) to
  cash provided by (used in) operating activities:
    Depreciation and amortization                                                             614         643       181
    Acquired research and development write-off                                               -           -       8,266
    Equity in (income) of TSD BioServices                                                     -           -        (178)
    Amortization of deferred compensation                                                     -             6        43
(Increase) decrease in:
   Receivables                                                                               (494)       (825)     (753)
   Inventories                                                                               (308)         10       208
   Other current assets                                                                      (295)        336      (696)
   Note receivable and other assets                                                           140          81        56
Increase (decrease) in:
     Accounts payable                                                                         183        (947)      472
     Accrued expenses                                                                        (165)     (1,113)      589
     Deferred revenue                                                                        (100)        (41)     (170)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                           356        (173)     (370)

Cash Flows from Investing Activities:
  Purchase of property and equipment                                                         (674)       (159)      (67)
  Purchase of intangible assets                                                              (380)        -          -
  Proceeds from EnSys and Ohmicron acquisitions                                               -           -         807
  Short-term investment activity                                                             (352)      2,072       -
  Restricted cash                                                                             -           -          56
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                        (1,406)      1,913       796

Cash Flows from Financing Activities:
  Proceeds from exercise of incentive stock options                                            34           9        -
  Repayments on capital lease obligations                                                     (23)        (86)      (17)
  Proceeds from sale of preferred stock, net                                                   -           -        473
  Proceeds from issuance of long-term debt                                                    323          -         -
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                           334         (77)      456

Net Increase (Decrease) in Cash and Cash Equivalents                                         (716)      1,663       882

Cash and Cash Equivalents, Beginning of Year                                                2,580         917        35
------------------------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents, End of Year                                                     $1,864      $2,580      $917
------------------------------------------------------------------------------------------------------------------------------------
Supplemental Cash Flow Disclosure:

  Cash paid for interest                                                                      $20         $36        $3
------------------------------------------------------------------------------------------------------------------------------------


         The accompanying notes are an integral part of these statements

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998
                 (in thousands, except share and per share data)

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

The historical financial statements presented herein include the consolidated financial statements of SDI for all periods and the actual results of Ohmicron from August 30, 1996 (Note 3) and EnSys from December 30, 1996 (Note 3). As used herein, unless the context requires otherwise, the Company collectively refers to Strategic Diagnostics Inc. and its subsidiaries for the periods indicated. All significant intercompany balances and transactions have been eliminated in consolidation.



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CERTAIN BALANCE SHEET
   INFORMATION:

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

Basic and Diluted Income per Share

The Company has adopted Statement of Financial Standards ("SFAS") No. 128, "Earnings per Share," which requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS except that the effect of converting or exercising all potentially dilutive securities is also included in the denominator. The Company's calculation of diluted EPS includes the effect of converting preferred stock and exercising stock options and warrants into common shares.

Outstanding options to purchase 30,000 shares of Common stock at $3.25 were excluded from the computation of diluted earnings per share, as the options' exercise price was greater than the average market price of the common shares.


Statements of Cash Flows

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

As of December 31, 1998, 1997 and 1996, the allowance for doubtful accounts was $97, $120 and $180, respectively. In 1998, 1997 and 1996, approximately $23, $60 and $2 of write-offs were charged to this allowance which was offset by approximately $114, $0 and $81 charged to earnings in each of the respective years. If receivables become uncollectible or unbillable, the Company's policy is to charge these write-offs against the allowance. The Company continually reviews the realizability of its receivables and charges current period earnings for the amount deemed unrealizable. At December 31, accounts receivable consisted of the following:

                                      1998             1997           1996
                                   -----------     ------------     --------
 Accounts receivable              $      3,152     $      2,745     $  1,739
 Unbilled accounts receivable              501              414          595
                                  ------------     ------------     --------
                                  $      3,653     $      3,159     $  2,334
                                  ============     ============     ========


Inventories

The Company's inventories, which consist primarily of test kit components and accessories, are valued at the lower of cost or market. Cost is determined using the first in, first out method. Realization of the Company's inventories is dependent upon the successful marketing of its products. At December 31, inventories consisted of the following:

                                      1998             1997           1996
                                  ------------     -----------      ---------

 Raw materials                    $        700     $       619      $     626
 Work in progress                           93              51            356
 Finished goods                          1,062             877            575
                                  ------------     -----------      ---------
                                  $      1,855     $     1,547      $   1,557
                                  ============     ===========      =========

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives (generally three to five years) of the assets. Leasehold improvements are depreciated over the shorter of, the lease term or the estimated useful life.


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


Accounting for Income Taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

Other Income

Other income of $178 was recorded in 1996, for the Company's equity in the income of TSD BioServices (Note 3).

Comprehensive Income

On January 1, 1998, the Company adopted SFAS No. 130, "Reporting
Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income or loss and its components in financial statements.


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


Unaudited Pro Forma Combined Results of Operations

The following table summarizes the unaudited pro forma combined results of operations for the year ended December 31, 1996, assuming that the Merger, the Ohmicron acquisition and the TSD dissolution had occurred on January 1, 1996:


                                                      Year Ended December 31
                                                      ----------------------
                                                               1996
                                                               ----
                                                            (unaudited)
      Revenues                                               $ 12,700
                                                             ========

      Net Loss                                               $ (5,973)
                                                             ========


      Basic and Diluted Net loss per share                   $  (0.47)
                                                             ========

The above pro forma information excludes the $8,266 one-time charge to earnings for acquired research and development. The shares used in computing pro forma net loss per share assumes that the Merger with EnSys, the acquisition of Ohmicron and the TSD BioServices dissolution had occurred January 1, 1996.


Supplemental Disclosure of Cash Flow Information

The following table displays the net non cash assets that were acquired during 1996 as a result of the Merger and the Ohmicron Acquisition:

     Non cash (assets) liabilities:
       Short term investments                                $        (5,710)
       Receivables                                                      (808)
       Inventories                                                    (1,318)
       Property and equipment                                           (443)
       Restricted cash                                                  (126)
       Note receivable                                                  (357)
       Intangibles                                                    (2,135)
       Accounts payable                                                1,483
       Accrued expenses including acquisition costs                    1,128
       Deferred revenue                                                  100
       Capital lease obligations                                         152
                                                             ---------------
                                                                      (8,034)
       Issuance of common stock                                       17,107
       Acquired research and development                              (8,266)

     Net cash acquired in business acquisitions              $           807
                                                             ===============

4. SHORT-TERM INVESTMENTS:

As of December 31, 1998 and 1997, short-term investments consisted primarily of commercial paper. Contractual maturities of the Company's investments as of December 31, 1998 are $2,740 in 1999, $174 in 2000, $244 in 2001 and $832 from
2002 and beyond. The Company considers these investments as being available-for-sale in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders' equity. As of December 31, 1998 and 1997, unrealized gains were not material to the financial statements. Interest income and other realized gains were $362, $310, and $11 in 1998, 1997, and 1996, respectively.

5. PROPERTY AND EQUIPMENT:

As of December 31, property and equipment consisted of the following:

                                                      1998             1997
                                                 -------------    -------------

  Equipment                                       $      1,518    $      1,071
  Furniture and fixtures                                    66              66
  Leasehold improvements                                   502             288
                                                 -------------    ------------

  Less- Accumulated depreciation and
   amortization                                         (1,251)           (929)
                                                 -------------    ------------

                                                  $        835    $        496
                                                 =============    ============

Depreciation expense was $322, $391, and $91 in 1998, 1997, and 1996 respectively.

6. OTHER ASSETS:

As of December 31, other assets consisted of the following:

                                               1998          1997
                                            ----------    ------------

  Restricted cash                           $       -     $        100
  Deferred rent                                    206             192
  Note receivable - non current
   (net of allowance)                              241             276
  Deposits and other                                47              66
                                            ----------    ------------

                                            $      494    $        634
                                            ==========    ============

The Company maintains a note receivable from a former executive of EnSys. The original loan amount was $350 and is secured by the individual's personal residence. The loan bears interest at 5.8% per annum. At December 31, 1998, the outstanding loan balance was approximately $341 of which approximately $6 in principal is payable annually through the year 2000 with the balance payable in January 2001.

7. INTANGIBLE ASSETS:
                                       1998             1997               Lives
                                       ----             ----               -----
   Developed Technology              $1,250           $1,250                7
   Goodwill                             743              743                7
   Intellectual and license rights
   (Note 19)                            380              -                  -
   Other                                208              208           5 - 10
   Less - Accumulated Amoritization    (648)            (369)
                                    -------           ------
                                     $1,933           $1,832
                                     ======           ======

Amortization of these intangible assets was $279, $278 and $91 in 1998, 1997 and 1996, respectively.

8. ACCRUED EXPENSES:

   As of December 31, accrued expenses consisted of the following:


                                                         1998       1997
                                                         ----       ----

     Legal and professional                           $    57     $  131
     Building Rents                                        32        118
     Royalties                                            291        162
     Sales Commissions                                     52         20
     Accrued Purchases                                    185         35
     Marketing Fees                                        84         60
     Accrued taxes, salaries, and other                    87        427
                                                     --------     ------
                                                     $    788     $  953
                                                     ========     ======

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


In January 1996, the Company converted the $1,500 of Notes Payable and $124 of accrued interest into 685,952 shares of redeemable convertible preferred stock (Note 11).

10. LONG-TERM DEBT:

The Company entered into two financing agreements with its commercial bank during 1998, pursuant to the purchase of equipment and specific leasehold improvements. The maturities on these financing agreements are for 48 and 60 months. These notes are secured with Certificates of Deposit (CD), purchased by the Company and bear an interest rate of 1% over the purchased CD rate. As of December 31, 1998, the maturities of long-term debt are listed below:


     1999                                                    $            83
     2000                                                                 80
     2001                                                                 79
     2002                                                                 74
     2003                                                                 32
                                                             ---------------
                                                                         348
     Less- Current portion of long-term debt obligations                 (83)
                                                             ---------------

     Long-term debt                                          $           265
                                                             ===============


Interest expense was $20, $36, and $3 in 1998, 1997, and 1996 respectively.

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


Each share of Series A is convertible into one share of common stock at the option of the holder at any time, or at the option of the Company if the closing share price of the Company's common stock exceeds $4.50 per share for a period of 45 business days. The Series A carries an aggregate and per share liquidation preference of $6,378 and $2.95, respectively, as of December 31, 1998. The Series A contains no annual dividend provisions and is only redeemable in the event the Company converts the Series A into securities of a lesser value, as defined.

12. STOCK OPTIONS AND WARRANTS:

Stock Options

The Company has two stock option plans (the "1993 Plan" and the "1995 Plan") which authorize the granting of incentive and nonqualified stock options to officers, key employees, directors and consultants. Incentive stock options are granted at not less than 100% of fair market value at the date of grant (110% for stockholders owning more than 10% of the Company's common stock). Nonqualified stock options are granted at not less than 85% of fair market value at the date of grant. All previously issued SDI options were converted into the 1995 Plan. A maximum of 1,700,000 shares of common stock are issuable under the 1995 Plan and options to purchase up to 300,000 shares of common stock had been reserved under the 1993 Plan.

Certain additional options have been granted outside the plans. These options generally follow the provisions of the 1995 Plan.

Information with respect to the stock options granted under the plans and options granted separately from the plans is summarized as follows:

                                                                                 Price          Aggregate
                                                                 Number          Range           Proceeds
                                                            --------------- ----------------- ---------------
          Balance, December 31, 1995                             397,288       0.19 -   0.64            122
          Options acquired in conjunction
            with the Merger                                      461,023       0.25 -   7.50          1,226
            Granted                                              200,000       2.00 -   2.20            420
            Cancelled                                            (14,072)               0.64             (9)
                                                            ------------    ----------------  -------------

          Balance, December 31, 1996                           1,044,239     $ 0.19 - $ 7.50   $      1,759
            Granted                                              545,000                1.88          1,022
            Cancelled                                           (204,198)      0.19 -   7.50           (576)
            Exercised                                            (25,502)      0.19 -   0.64             (7)
                                                            -------------   ----------------   -------------

          Balance, December 31, 1997                           1,359,539    $ 0.19 - $ 3.25   $       2,198
                                                            ------------    ---------------   -------------
            Granted                                              350,000      2.00 -   2.63             888
            Cancelled                                            (22,377)     0.64 -   1.88             (34)
            Exercised                                            (93,172)     0.19 -   1.88             (34)
                                                            ------------    ---------------   -------------
          Balance, December 31, 1998                           1,593,990    $ 0.19 - $ 3.25   $       3,018
                                                            ============    ===============   =============

As of December 31, 1998, options covering 799,722 shares were exercisable with an aggregate exercise price of $1,252 and 385,772 shares were available for future grant under the plans. For options granted, the Company recognizes as deferred compensation the excess of the deemed value for accounting purposes of the common stock issuable upon the exercise of options over the aggregate exercise price of such options. The deferred compensation is amortized over the vesting period of the options.

                            Options Outstanding                         Options Exercisable
                      -------------------------------                 ------------------------
                                               Weighted Average
                        Shares       -----------------------------                 Wtd. Average
   Range of           Outstanding       Remianing         Exercise      Shares       Exercise
Exercise Prices       At 12/31/98    Contractual Life       Price     Exercisable      Price
---------------       -----------    ----------------     --------    -----------   -----------
$0.19                  200,311         5.6 Years           $0.19       200,311        $0.19
$0.64                   63,679         5.2 Years           $0.64        53,911        $0.64
$1.35 $2.00            811,000         8.1 Years           $1.90       326,500        $1.89
$2.10 $3.20            489,000         7.9 Years           $2.56       189,000        $2.46
$3.25                   30,000         6.1 Years           $3.25        30,000        $3.25
--------------      ----------       ----------------     --------     ---------      ------
$0.19 $3.25          1,593,990         7.6 Years           $1.86       799,722        $1.57
==============      ==========       ================     ========     =========      =====

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." Effective January 1, 1995, the Company adopted the disclosure requirement of this pronouncement. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under SFAS 123, the Company's net income (loss) applicable to common stockholders for 1998, 1997 and 1996 would have been $190, $1,493, and $(9,113) and diluted net income (loss) per share applicable to common stockholders would have been $.01, $0.10, and $(2.15), respectively. Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost, and thus pro forma net income (loss), may not be representative of that to be expected in future years.

The weighted average fair value at the date of grant for options granted during 1998, 1997 and 1996 is estimated at $1.97, $1.37 and $1.46 per share, respectively, using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes model are as follows: dividend yield of 0%, expected volatility of 94% in 1998 and 80% in 1997 and 1996, risk-free interest rate of 6.1% in 1998, 6.4% in 1997 and 6.4% in 1996, and an expected option life of 5 years in 1998 and 6 years in 1997 and 1996.

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

In connection with the original issuance of redeemable convertible preferred stock and notes payable in October 1995 and April 1995 which were subsequently converted to redeemable convertible stock in January 1996, the Company granted warrants to purchase a total of 429,992 shares of common stock at an exercise price of $2.37. Of these warrants, 312,716 were outstanding as of December 31, 1998. The warrants expire five years from the dates of grant.

In addition, at December 31, 1998, the Company maintains 3,530 of outstanding warrants. These warrants are exercisable at $4.96 per share and expire in 2001.

13. EM COLLABORATIVE AGREEMENT:

In February 1992, SDI entered into an agreement with EM Industries, Inc. (an affilitate of Merck KGaA, "EM") for the development and manufacture of a product line of immunoassays capable of identifying and quantifying certain substances found on the priority pollutant list published by the Environmental Protection Agency. In connection with this agreement, the Company received $400 in 1996, for the achievement of certain defined development milestones. In September 1996, the Company acquired the product rights to the DTECH(R) product line from EM in exchange for a royalty payment based on sales of specified products into selected markets and 48,048 shares of common stock.

14. SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

Strategic Diagnostics Inc. develops, manufactures, and markets immunoassay-based test kits for rapid, cost effective detection of a wide variety of different analytes in three primary market categories: water quality, industrial testing and agriculture.

TSD BioServices provides a fully integrated monoclonal antibody development and large scale manufacturing services to pharmaceutical and medical diagnostic companies.

   Geographic:

   Revenues                               1998         1997         1996
                                        --------     ---------     -------

   United States                       $ 13,257      $ 12,421      $ 5,375
   Rest of the World                      2,468         1,999          462
                                       --------      --------      -------
   Total                               $ 15,725      $ 14,420      $ 5,837
                                       ========      ========      =======

There were no individual countries outside of the United States representing more than 10% of the total revenues of the Company. There are no significant long-lived assets located outside the United States.

         Information about Major Customers:

In 1998, Delta and Pine Land Company accounted for 10% of the Company's revenues. Delta & Pine Land Company and Rohm and Haas Corp. each accounted for 10% of the Company's 1997 revenues. In 1996, EM Industries and Ensys (Note 3) accounted for 11% and 19% of the Company's revenues, respectively.

         Reportable Segments:

The 1996 segment information is not comparative due to the mergers and acquisitions occurring in that year. (Note 3) For reporting purposes a "pro-rata" share of common costs, including a management fee, is charged to TSD BioServices by Strategic Diagnostics Inc.


                                               SDI      TSD      Total
                                               ---      ---      -----
  1998         Revenues                      $12,960  $2,765    $15,725
               Segment Profit                    957    (176)       781
               Segment Assets                 14,731     362     15,093
               Depreciation an
                Amortization                     614      -         614
               Capital Expenditures              674      -         674

  1997         Revenues                      $12,306  $2,114    $14,420
               Segment Profit                  1,719     (42)     1,677
               Segment Assets                 13,919     141     14,060
               Depreciation and
                Amortization                     643      -         643
               Capital Expenditures              159      -         159



15. TSD BIOSERVICES TRANSACTIONS:

TSD purchased certain supplies, raw materials and services from Taconic and the Company. In 1996, the Company included in revenues $53 of contract and other revenues resulting from transactions with TSD. In October 1996, TSD was dissolved (Note 3).

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


16. COMMITMENTS AND CONTINGENCIES:

The Company leases its office and manufacturing facilities and other equipment under operating leases. Rent expense for the years ended December 31, 1998, 1997 and 1996, was $598, $466 and $250, respectively. Future commitments under these non-cancelable leases at December 31 are as follows:

             1999                                     $569
             2000                                      436
             2001                                      383
             2002                                      351
             2003                                      362
             2004 and thereafter                     1,288
                                                     -----
                                                    $3,389
                                                    ======

The Company is party to various claims arising in the ordinary course of business. Although the ultimate outcome of these matters is presently not determinable, management, after consultation with legal counsel, does not believe that the outcome of these matters will have a material adverse effect on the Company's financial position or results of operations.


17. RETIREMENT SAVINGS PLAN:

In 1992, the Company instituted a retirement savings plan qualified under
Section 401(k) of the Internal Revenue Code. The plan allows for eligible employees to contribute a portion of their gross wages to the plan. The Company matches employees' contributions on a 50% basis up to 6% of gross wages. In 1998, 1997 and 1996, the Company recognized expense of $77, $76 and $51, respectively, associated with this plan.

18. INCOME TAXES:

As of December 31, 1998, the Company had federal net operating loss carryforwards, including those acquired (Note 3), of approximately $15,540, which begin to expire as follows:

                                    2002             $     489
                                    2003                   489
                                    2004                 1,362
                                    2005                 2,565
                                    2006                 2,603
                                    2007                 2,584
                                    2008                 1,182
                                    2009                 2,081
                                    2010                 2,185
                                                     ---------
                                    Total              $15,540
                                                     =========

The amount of the net operating loss carryforwards which can be utilized in any one period, if any, will be limited by federal tax regulations since a cumulative change in ownership of more than 50% has occurred within a three year period. The benefits of the utilization of acquired net operating losses, if any, will be recorded as a reduction of the remaining unamoritized intangibles that were acquired in the transaction in which the utilized net operating losses were acquired. Any benefits obtained in excess of the remaining related intangibles will be reported as a reduction in the income tax provision during the year in which management determines that it is more likely than not that these benefits will be realized. As of December 31, 1998 approximately $4,400 of future utilization, if any, of acquired net operating losses will be recorded as a reduction of the related acquired intangibles.

The net operating loss carryforwards differ from the accumulated deficit principally due to differences in the recognition of certain research and development expenses, depreciation and amortization, other non-deductible reserves and the accretion of preferred stock for financial and federal income tax reporting.

Significant components of the Company's deferred tax assets as of December 31 are as follows:

                                                        1998            1997
                                                        ----           -----
  Net operating loss carryforwards                     7,288           5,429
  Amortization and depreciation                          699             517
  Non-deductible reserves                                 55             127
  Inventory costs not currently
   deductible                                             63             129
                                                      ------          ------
           Total deferred tax assets                   8,105           6,202
           Valuation allowance                        (8,105)         (6,202)
                                                      -------         -------
           Net deferred tax assets                      -                -
                                                      =======         =======

The following table summarizes the significant differences between the U.S. Federal statutory rate and the Company's effective tax rate for financial statement purposes:

                                                     1998              1997              1996
                                                     ----              ----              ----
Statutory tax rate                                  34.0%             34.0%             (34.0)%
State taxes, net of U.S. Federal benefit              .5                -                  .1
Write-off of acquired research and
         development                                   -                -                33.5
Increase in (utilization of) net operating loss
         carryforwards                                 -               (.6)              (3.2)
Changes in net valuation reserve                   (35.4)            (34.9)               3.1
Other, net                                            .9               1.5                 .5
                                                 -------            ------           ---------
                                                     -   %             -   %                -  %
                                                 =======            ======           =========

Management continually reviews the valuation allowance and will recognize deferred tax benefits only as reassessment indicates that it is more likely than not that these benefits will be realized. The total amount of future taxable income in the U.S. necessary to realize the Company's gross deferred tax assets is approximately $18,000. Management believes that the recorded valuation allowance is consistent with the provisions of SFAS 109, "Accounting for Income Taxes."

19. SALE OF TECHNOLOGY

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

The Company will continue to manufacture and sell the product until the distributor is prepared to manufacture the product (estimated to be approximately March 1999). The Company records revenues under the exclusive distribution and supply agreement as the products are shipped. Thereafter, the Company will receive a royalty for the life of the product.

At December 31, 1999, under the July 1998 agreement, the Company and the purchaser will determine the cash purchase price to be paid to the Company for its right, title and interest in the product. Such purchase price is based on a multiple of sales volumes achieved during the second half of 1999. In July 1998 the Company purchased the intellectual and licensing rights to the product for $380. The Company expects to record the sale of the asset during the fourth quarter of 1999, after the sales price has been determined. All royalties under the agreements will be recorded in the quarter the products are sold.

20. SUBSEQUENT EVENTS

On February 26, 1999, the Company completed the acquisition of HTI Bio-Products, Inc., a privately held manufacturer of custom and proprietary antibody products and services located near San Diego, CA (HTI). Under the terms of the agreement to acquire HTI, the Company paid approximately $8.1 million in cash, issued 556,286 shares of Series B preferred stock and assumed approximately $100 of long term debt. The preferred shares convert into common shares on a 1-for-1 basis at any time at the option of the holder, and at the option of the Company when the closing price of the Company's stock exceeds $3.50 for a period of 10 days, and carry a cumulative, annual cash dividend of $0.175 per share and a liquidation preference. The Company is also obligated to pay a percentage of net sales of certain products over the next three years, not to exceed $3 million. Approximately $6 million of acquisition financing has been provided by the Company's commercial bank, with the balance coming from existing cash on hand.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       STRATEGIC DIAGNOSTICS INC.

Date:             March 30, 1999      /s/  Richard C. Birkmeyer
                                      ------------------------------------------
                                      Richard C. Birkmeyer
                                      President, Chief Executive Officer
                                      (Principal Executive Officer) and Director

Date:             March 30, 1999      /s/  Arthur A. Koch, Jr.
                                      ------------------------------------------
                                      Arthur A. Koch, Jr.
                                      Vice President - Finance, Chief Operating
                                      Officer, and Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)

                  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:             March 30, 1999      /s/  Richard J. Defieux
                                      ------------------------------------------
                                      Richard J. Defieux
                                      Director

Date:             March 30, 1999      /s/  Robert E. Finnigan
                                      ------------------------------------------
                                      Robert E. Finnigan
                                      Director

Date:             March 30, 1999      /s/  Stephen O. Jaeger
                                      ------------------------------------------
                                      Stephen O. Jaeger
                                      Director

Date:             March 30, 1999      /s/  Kathleen E. Lamb
                                      ------------------------------------------
                                      Kathleen E. Lamb
                                      Director

Date:             March 30, 1999      /s/  Curtis Lee Smith, Jr.
                                      ------------------------------------------
                                      Curtis Lee Smith, Jr.
                                      Director

Date:             March 30, 1999      /s/  Grover C. Wrenn
                                      ------------------------------------------
                                      Grover C. Wrenn
                                      Director