Form 10-Q
period 1999-03-31
STRATEGIC DIAGNOSTICS INC/DE/
filed 1999-05-17
CIK 911649

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              -------------------
                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended March 31, 1999

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
                 For the Transition Period From ______________to



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


     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     As of March 31, 1999 there were 13,296,191 outstanding shares of the Registrant's common stock, par value $.01 per share.

                           STRATEGIC DIAGNOSTICS INC.

                                     INDEX

Item                                                                       Page

PART I

ITEM 1. Financial Statements (Unaudited)

  Consolidated Balance Sheets - March 31, 1999 and December 31, 1998          2

  Consolidated Statements of Operations - Three months ended
   March 31, 1999 and 1998                                                    3

  Consolidated Statements of Changes in Stockholder's Equity and
   Comprehensive Income (Loss) for the Three months ended March 31, 1999      4

  Consolidated Statements of Cash Flows - Three months ended March 31, 1999
   and 1998                                                                   5

  Notes to Consolidated Interim Financial Statements                          6

ITEM 2. Management's Discussion and Analysis of Financial Condition
        and Results     of Operations                                        11

PART II                                                                      16

       ITEM 6.  Exhibits and Reports on Form 8-K                             16

SIGNATURES                                                                   17

                                     PART I
ITEM 1. FINANCIAL STATEMENTS

                  STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (unaudited)

                                                                          March 31,               December 31,
--------------------------------------------------------------------------------------------------------------
                                                                               1999                       1998
--------------------------------------------------------------------------------------------------------------
 ASSETS
--------------------------------------------------------------------------------------------------------------
 CURRENT ASSETS:
         Cash and cash equivalents                                          $ 2,214                    $ 1,864
         Short-term investments                                                   -                      3,990
         Restricted Cash                                                      1,400                          -
         Receivables                                                          4,725                      3,653
         Inventories                                                          2,320                      1,855
         Other current assets                                                   567                        469
--------------------------------------------------------------------------------------------------------------
                 Total current assets                                        11,226                     11,831
--------------------------------------------------------------------------------------------------------------

 PROPERTY AND EQUIPMENT, net                                                  1,839                        835
 OTHER ASSETS                                                                   479                        494
 INTANGIBLE ASSETS, net                                                       5,793                      1,933
--------------------------------------------------------------------------------------------------------------
                 Total assets                                               $19,337                    $15,093
==============================================================================================================
 LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------
 CURRENT LIABILITIES
         Accounts payable                                                   $ 1,279                    $   802
         Accrued expenses                                                       589                        788
         Deferred revenue                                                        15                          -
         Current portion of LTD                                               1,301                         83
--------------------------------------------------------------------------------------------------------------
                 Total current liabilities                                    3,184                      1,673
--------------------------------------------------------------------------------------------------------------
 Long Term Debt                                                               5,137                        265
--------------------------------------------------------------------------------------------------------------
 STOCKHOLDERS' EQUITY
         Preferred stock, $.01 par value, 17,500,000 shares
                 authorized, no shares issued or outstanding                      -                          -
         Series A preferred stock, $.01 par value, 2,164,362
                 authorized, issued and outstanding                              22                         22
         Series B preferred stock,  $.01 par value, 556,286
                 authorized, issued and outstanding                               6                          -
         Common stock, $.01 par value, 35,000,000 authorized,
                 13,296,191 and 13,262,157 issued and
                 outstanding at March 31, 1999 and December
                 31, 1998, respectively                                         133                        133
         Additional paid-in capital                                          25,119                     23,946
         Accumulated deficit                                                (14,239)                   (10,921)
         Cumulative translation adjustments                                     (25)                       (25)
--------------------------------------------------------------------------------------------------------------
                 Total stockholders' equity                                  11,016                     13,155
--------------------------------------------------------------------------------------------------------------
                 Total liabilities and stockholders' equity                 $19,337                    $15,093
==============================================================================================================

        The accompanying notes are an integral part of these statements.

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                                                         Three Months
                                                                                       Ended March 31,
--------------------------------------------------------------------------------------------------------------
                                                                               1999                       1998
--------------------------------------------------------------------------------------------------------------
 Net revenues:
--------------------------------------------------------------------------------------------------------------
         Product related                                                     $3,571                     $2,521
         Contract and other                                                     348                        375
--------------------------------------------------------------------------------------------------------------
                 Total net revenues                                           3,919                      2,896
--------------------------------------------------------------------------------------------------------------
 Operating expenses:
         Manufacturing                                                        1,568                      1,131
         Research and development                                               565                        377
         Selling, general and administrative                                  1,630                      1,454
         In-process research & development                                    3,500                          -
--------------------------------------------------------------------------------------------------------------
                 Total operating expenses                                     7,263                      2,962
--------------------------------------------------------------------------------------------------------------

                 Operating income (loss)                                     (3,344)                       (66)
--------------------------------------------------------------------------------------------------------------

 Interest and other income (expense), net                                        34                         86
--------------------------------------------------------------------------------------------------------------
 Net income (loss)                                                           (3,310)                        20

 Preferred stock dividends                                                       (8)                         -
--------------------------------------------------------------------------------------------------------------
 Net income (loss)
         applicable to common stockholders                                   (3,318)                        20
--------------------------------------------------------------------------------------------------------------

 Basic income (loss) per share
         applicable to common stockholders                                   $(0.25)                     $0.00
--------------------------------------------------------------------------------------------------------------

 Shares used in computing basic net income (loss)
         per share applicable to common stockholders                     13,266,000                 13,147,000
--------------------------------------------------------------------------------------------------------------

 Diluted income (loss) per share
         applicable to common stockholders                                   $(0.25)                     $0.00
--------------------------------------------------------------------------------------------------------------

 Shares used in computing diluted net income (loss)
         per share applicable to common stockholders                     13,266,000                 16,185,000
--------------------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these statements.

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)
                        Three Months Ended March 31, 1999

                                                Series A    Series B             Additional                   Cumulative
                                                Preferred   Preferred    Common   Paid-In     Accumulated     Translation
                                                  Stock       Stock       Stock   Capital       Deficit       Adjustments   Total
---------------------------------------------------------------------------------------------------------------------------------
                                                                                    +
Balance,
December 31, 1998                                 $   22         -          133      23,946        (10,921)      (25)      13,155
---------------------------------------------------------------------------------------------------------------------------------
Exercises of stock options, warrants and other         -         -            -         112              -         -          112
Issuance of Series B Preferred Stock                             6            -       1,061              -         -        1,067
Net loss and comprehensive loss                                  -            -          -          (3,318)        -       (3,318)
---------------------------------------------------------------------------------------------------------------------------------
Balance
March 31, 1999                                   $    22         6          133      25,119        (14,239)      (25)      11,016
=================================================================================================================================

        The accompanying notes are an integral part of these statements.

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                         Three Months
                                                                                       Ended March 31,
--------------------------------------------------------------------------------------------------------------
                                                                               1999                       1998
--------------------------------------------------------------------------------------------------------------
 Cash Flows from Operating Activities :
 Net income (loss)                                                          $(3,318)                       $20
         Adjustments to reconcile net income (loss) to cash
         used in operating activities:
                 Depreciation and amortization and other, net                   186                        151
                 In-process research and development                          3,500                          -
 (Increase) decrease in:
         Receivables                                                           (294)                       221
         Inventories                                                            (92)                        (4)
         Other current assets                                                   (16)                       (68)
         Note receivable and other assets                                       344                          4
 Increase (decrease) in:
            Accounts payable                                                   (133)                      (256)
            Accrued expenses                                                   (397)                      (489)
            Deferred revenue                                                      4                        147
--------------------------------------------------------------------------------------------------------------
 Net cash used in operating activities                                         (216)                      (274)

 Cash Flows from Investing Activities:
         Purchase of property and equipment                                     (47)                       (85)
         Short-term investment activity                                       3,990                       (231)
         Cash used in acquisition of HTI, net of cash acquired               (8,072)                         -
         Restricted Cash                                                     (1,400)                         -
--------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) investing activities                         (5,529)                      (316)

 Cash Flows from Financing Activities:
         Proceeds from exercise of incentive stock options                      112                         17
         Proceeds from issuance of long term debt                             6,000                          -
         Repayments on financing obligations                                    (17)                        (8)
--------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) financing activities                          6,095                          9

 Net Increase (Decrease) in Cash and Cash Equivalents                           350                       (581)

 Cash and Cash Equivalents, Beginning of Period                               1,864                      2,580
--------------------------------------------------------------------------------------------------------------

 Cash and Cash Equivalents, End of Period                                    $2,214                     $1,999
--------------------------------------------------------------------------------------------------------------
 Supplemental Cash Flow Disclosure:
         Cash paid for interest                                                  50                          9
--------------------------------------------------------------------------------------------------------------
Non-cash Investing and Financial Activity:
         Series B Preferred Stock issued for the acquisition of
         HTI Bio-Products, Inc.                                               1,067                          -
--------------------------------------------------------------------------------------------------------------


         The accompanying notes are an integral part of these statements

                  STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
          (in thousands, except share and per share data)
                                  (unaudited)

1.       BACKGROUND:

Business
--------
Strategic Diagnostics Inc. (the "Company") develops, manufactures and markets immunoassay-based test kits for rapid and inexpensive detection of a wide variety of substances in the water quality, industrial and agricultural market segments.

Business Risks
--------------
The Company is subject to risks of entities in similar stages of development. These risks include the Company's ability to successfully develop, produce and market its products and its dependence on its key collaborative partners and management personnel.

Basis of Presentation and Interim Financial Statements
------------------------------------------------------

The accompanying balance sheets at December 31, 1998 and March 31, 1999, and the statements of operations for the three months ended March 31, 1998 and 1999, and cash flows for the three months ended March 31, 1998 and 1999 include the consolidated financial statements of the Company. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated interim financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding financial reporting. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. In the opinion of management, the accompanying financial statements include all adjustments (all of which are of a normal recurring nature) necessary for a fair presentation. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results expected for the full year.

 Use of Estimates
-----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

2. SHORT-TERM INVESTMENTS:

The Company considers its investments as being available for sale in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

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


 Share Calculations                  Three months ended       Three months ended
                                        March 31, 1999          March 31, 1998
                                     ------------------       ------------------


 Average common shares outstanding       13,265,772              13,146,504

 Shares used in computing basic net
  income (loss) per share                13,265,772              13,146,504
                                         ==========              ==========
 Series A preferred stock                         -               2,164,362
 Series B preferred stock                         -                       -

 Stock options                                    -                 708,666

 Warrants                                         -                 165,219
                                         ----------              -----------
 Shares used in computing diluted net
  income (loss) per share                13,265,772              16,184,750
                                         ==========              ===========

The impact of 2.8 million shares of preferred stock, options and warrants for the three months ended March 31, 1999, was excluded from the diluted net income
(loss) per share calculations because they were antidilutive.

4. COMPREHENSIVE INCOME:

On January 1, 1998, the Company adopted Statement of Financial Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income or loss and its components in financial statements. For the periods presented, comprehensive income (loss) equaled the net income (loss) as presented in the accompanying Statements of Operations.

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

The Company will continue to manufacture and transfer the product until the distributor is prepared to manufacture the product (estimated to be approximately June 1999). The Company records revenues under the exclusive distribution and supply agreement as the products are shipped. Thereafter, the Company will receive a royalty for the life of the product.

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

6. ACQUISITION:

On February 26, 1999, the Company completed the acquisition of HTI Bio-Products Inc., a privately held manufacturer of custom and proprietary antibody products and services located near San Diego, CA (HTI). Under the terms of the agreement to acquire HTI, the Company paid approximately $8.3 million in cash and issued 556,286 shares of Series B preferred stock. The preferred shares convert into common shares on a 1-for-1 basis at any time at the option of the holder, and at the option of the Company when the closing price of the Company's stock exceeds $3.50 for a period of 10 consecutive business days, and carry a cumulative, annual cash dividend of $0.175 per share and a liquidation of $3.50 per share or $1.9 million. The Company is also obligated to pay a percentage of net sales of certain products over the next three years, not to exceed $3 million. Approximately $6 million of acquisition financing has been provided by the Company's commercial bank, with the balance coming from existing cash on hand.

The acquisition financing consists of a five year term loan with monthly amortization of equal principle payments plus interest. Interest on $2 million of original principal amount is at a fixed rate of interest of 7.96% per annum, and the remaining principal bears interest at a variable rate of 3% over the published London Interbook Offered Rate ("LIBOR"). Also under the terms of the financing, the Company is required to meet certain financial covenants including, debt to net worth and minimum cash flows. The financing is secured by all of the Company's assets, including $1.4 million of cash equivalents, the use of which is restricted under the loan agreement.

The following unaudited pro forma statement of operations gives effect to the HTI transaction, which was accounted for using the purchase method of accounting, as if the HTI purchase had occurred on January 1, 1998, and includes certain adjustments, including amortization of goodwill, increased interest expense and preferred stock dividends related to the HTI purchase. The 1999 pro forma results exclude $3.5 million of in-process research and development expenses incurred in connection with the HTI transaction.


Unaudited Pro Froma Combined Results of Operations
Three Months Ended March 31                               1999            1998
                                                        ------------------------
                                                        (unaudited in thousands)

Revenues                                                $4,702           $4,200
Loss before non-recurring charges directly
attributable to the HTI acquisition                     $ (164)          $ (425)
                                                        ------           ------
Basic and Diluted Net loss per share                    $(0.01)          $(0.03)

The purchase price of HTI Bio-Products was allocated as follows:


Cash                                   $249
Receivables                             778
Prepaid Expenses                         82
Inventory                               373
Other Assets                            329
Land                                    350
Buildings & Equipment                   619
Other Fixed Assets                       35
Payables                               (610)
Accrued Liabilities                    (135)
Deferred Revenue                        (11)
Note Payable                           (107)
In-process research & development     3,500
Goodwill                              3,936
                                     ------
Total Transaction Value              $9,388
                                     ======
Cash Paid                            $8,321

Series B Preferred Stock Issued      $1,067

Goodwill is being amortized over its estimated useful life of 20 years.

The Company recorded expenses of $3.5 million of in-process research and development in the quarter ended March 31, 1999. This amount represents an allocation of the purchase price of HTI to projects that are currently under development but have not yet been launched commercially because the development is not complete. Because technological feasibility has not been established and no alternative use determined, the entire amount of in-process research and development has been expensed. The identified research and development consists of in process projects for the development of eleven antibodies, as listed below:

 Troponin I             Fatty Acide Binding Protein   Cystatin C
 Human Red Blood Cell   cAMP                          Brain Natriuretic Peptide
 Serum Amyloid A        cGMP                          Phosphorylated Amino Acids
 Phosphorylated Tau     APE

At this time, management believes that Troponin I and Cystatin C have the greatest immediate potential as commercial products. Troponin I will be used as a diagnostic marker for the coronary care market. Cystatin C will be used as a diagnostic marker for kidney malfunction. In future years, others of the in-process research and development assets, such as Human Red Blood Cell, may prove to have even greater potential as commercial products.

There is no guarantee that any of these markers will be commercially viable, or that the customers who assist in the development will succeed in the marker being diagnostically significant.

The Company commissioned an appraisal of these in-process research and development projects by an independent firm familiar with such appraisals. This independent appraisal valued the in- process research and development projects at $3.5 million by considering, the nature and history of HTI's business, description of the in-process research and development assets, the general economic outlook, the outlook for the antibody production industry, the expected future cash flows of the products and usage of a discounted cash flow analysis. The average completion stage of the products was estimated at 93% and a 20% discount rate was used in computing the present value of the future cash flows of the products.


7. SEGMENT INFORMATION:

The Company develops, manufactures and markets immunoassay-based test kits for rapid, cost- effective detection of a wide variety of different analytes in three primary market categories: water quality, industrial testing and agriculture.

The Antibody Segment includes TSD BioServices and HTI Bio-Products Inc. These companies provide fully integrated polyclonal and monoclonal antibody development and large scale manufacturing services to pharmaceutical and medical diagnostic companies.

For reporting purposes a "pro-rata" share of common costs; including a management fee, is charged to the Antibody Segment by the Company.

For the three months ended March 31,          SDI         Antibody        Total
                                            -------      ---------        -----
1999       Revenues                         $ 2,947      $   972        $ 3,919
           Segment Profit                       237       (3,547)        (3,310)
           Segment Assets                    15,284        4,053         19,337
           Depreciation and amortization        161           25            186
           Capital expenditures                  47            0             47

1998       Revenues                         $ 2,334      $   562         $2,896
           Segment Profit                       (62)          82             20
           Segment Assets                    13,159          901         14,060
           Depreciation and amortization        151            0            151
           Capital expenditures                  85            0             85





8. SUBSEQUENT EVENTS:

On May 12, 1999, the Company completed the acquisition of the operating assets of the OEM business of Atlantic Antibodies of Windham, ME, one of the first suppliers of custom and high- volume, bulk polyclonal antibodies for use in diagnostic test kits and research. This unit serves a wide range of customers including pharmaceutical, biotechnology, diagnostic companies and major research centers in the United States and the Pacific Rim and had 1998 sales of approximately $2 million, and is expected to be accretive to the Company's earnings in 1999. Under the terms of the agreement to acquire the operating assets of the OEM business of Atlantic Antibodies, the Company paid $3 million in cash, and has agreed to a deferred payment of $150,000, upon the earlier of the sale of certain real estate or November 11, 2000. The accounting for this asset purchase is not expected to result in any significant one-time charges arising from the transaction. The Company's commercial bank provided $3 million of long-term acquisition financing.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     The information included in this report on Form 10-Q contains certain forward-looking statements reflecting the current expectations of Strategic Diagnostics Inc. and its subsidiaries (the "Company"). When used in this report, the words "anticipate," "enable," "believe," "potential," "promising" and similar expressions as they relate to SDI are intended to identify said forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, which may cause actual results to differ from those anticipated at this time. Such risks and uncertainties include, without limitation, changes in demand for products, delays in product development, inability to obtain required domestic and foreign government regulatory approvals, modifications to regulatory requirements, modifications to development and sales relationships, the ability to achieve anticipated growth, competition, seasonality, and other factors more fully described in the Company's filings with the Securities and Exchange Commission.

Background

     The Company is the entity resulting from the combination of EnSys Environmental Products, Inc. ("EnSys"), Ohmicron Corporation ("Ohmicron"), TSD BioServices ("TSD"), HTI Bio-Products Inc. ("HTI") and Strategic Diagnostics Inc. ("SDI").

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

Results of Operations

Three Months Ended March 31, 1999 vs. March 31, 1998

     Total net revenues increased during the three month period ended March 31, 1999 over the three month period ended March 31, 1998 by $1.0 million, or 35%. Product related revenues increased by $1.1 million, or 42%, over the product related revenues recorded in the first quarter of 1998. The increase in product related revenues was primarily driven by a 270% increase in agricultural sales compared to the first three months of 1998. These sales included an increase in the Company's test kit sales for traditional seed testing as well as the launch shipments of the Company's new test kits to detect the presence of Genetically Modified Organisms ("GMOs") in food and food fractions. Antibody sales increased 73% in the first quarter of 1999 versus the first quarter of 1998, due primarily to the inclusion of HTI Bio-Products, Inc. ("HTI") sales for the month of March 1999, following the late February 1999 acquisition of HTI by the Company. Sales in the industrial/chemical category decreased slightly from the prior year.

     Several developments in the marketplace positively affected sales of agricultural test kits during the quarter. In seed testing, transgenic crops continue to revolutionize agriculture throughout the world, resulting in an increasing need for the Company's seed test kits. The Company now has relationships with four leading agricultural biotechnology companies and has plans to introduce six additional trait test kits for seeds during the remainder of 1999.

     In March 1999, the European Commission required that all food companies label products containing food derived from raw materials containing GMOs. The European Commission validated the Company's test kits for the detection of GMOs in food and food fractions, allowing the Company to offer the fastest, most cost-effective solution to facilitate compliance requirements to the 22,000 food processors selling into the European Union.

     Sales of the Company's food testing kit to detect GMOs in food and food fractions began during the first quarter of 1999. Sales of these kits during the quarter totaled approximately $400,000. This volume of sales included an initial shipment to GeneScan, an independent food testing laboratory located in Germany. GeneScan conducts more than 2,000 tests on food and food ingredients each month. GeneScan also agreed during the quarter to distribute the Company's food testing products, on an exclusive basis in Germany and on a non- exclusive basis throughout the rest of the European Union (other than the United Kingdom).

     Total operating expenses for the period ended March 31, 1999 increased by $801,000, or 27%, exclusive of the charge taken during the quarter for in-process research and development, over the three month period ended March 31, 1998. A $3.5 million charge for in-process research and development was recorded during the 1999 quarter as part of the Company's acquisition of HTI.

     Manufacturing costs increased $437,000, or 39%, in the first quarter of 1999 versus the first quarter of 1998. This increase reflects the increased volume in product related sales recorded during the 1999 first quarter. Manufacturing costs as a percentage of product related revenues decreased to 44% in the first quarter of 1999 from 45% in the first quarter of 1998.

     Research and development expenses increased $188,000, or 50%, in the first quarter of 1999 versus the first quarter of 1998. This increase is due to the higher costs of labor and materials associated with the additional staffing required for both internal Company projects and external customer needs.

     Selling, general and administrative costs increased $176,000, or 12%, in the first quarter of 1999 versus the first quarter of 1998. This increase is primarily attributable to the increased levels of business activity of the Company.

     The technological feasibility of the purchased in-process research and development has not yet been established and no alternative use determined, therefore the entire amount has been expensed in the first quarter of 1999.

     Net interest income decreased $52,000, or 60%. This decrease is attributable to a lower level of invested balances and a higher level of interest expense during the first quarter of 1999, as compared to the first quarter of 1998, due to the acquisition of HTI on February 26, 1999.

     Net income decreased $3.3 million during the first quarter of 1999 versus the first quarter of 1998 all as described above. Exclusive of the $3.5 million charge for in-process research and development, net income increased to $190,000 in the first quarter of 1999 from $20,000 in the first quarter of 1998.

Pro Forma Results of Operations

Three Months Ended March 31, 1999 vs. March 31, 1998

     Pro forma revenues for the first quarter increased $502,000 or 12%, primarily due to a 270% increase in agricultural sales during the first quarter of 1999 versus the first quarter of 1998. Pro forma net loss decreased $261,000 or 61%, for the first quarter of 1999 versus the first quarter of 1998. This was attributable to a $549,000 expense recorded in the first quarter of 1998, for non-recurring stock based compensation. Exclusive of this one time charge, pro forma net loss increased by $288,000 for the quarter. This increase is primarily attributable to the additional expenses incurred by HTI prior to the acquisition by the Company.

Liquidity and Capital Resources

     The Company's working capital decreased $2.2 million from December 31, 1998 to $8.0 million at March 31, 1999. Cash, cash equivalents and short-term investments decreased $3.6 million to $2.2 million. This decrease was primarily attributable to the use of internal Company funds for the HTI acquisition.

     The Company believes that it has, or has access to, sufficient resources to meet its operating requirements for the foreseeable future. The Company's ability to meet its long-term working capital and capital expenditure requirements will depend on a number of factors, including the success of the Company's current and future products, the focus and direction of the Company's research and development programs, competitive and technological advances, future relationships with corporate partners, government regulation, the Company's marketing and distribution strategy and the success of the Company's plans to make future acquisitions. Accordingly, no assurance can be given that the Company will be able to meet the future liquidity requirements that may arise from these inherent uncertainties.

Year 2000 Issues

     The Company is aware of, and is evaluating, many of the "Year 2000" issues associated with both information technology ("IT") and non-IT systems which could cause problems and network failures should the systems fail to recognize year designations after 1999.

     The Company is currently reviewing its own computer, communication, software and operating systems to determine if they are Year 2000 compliant. The Company conducted system-wide testing in the first quarter of 1999 on all internal network hardware and software, all enterprise system software and all user workstation hardware and software. The Company is currently in the process of replacing and modifying the systems' hardware and software that were found not to be Year 2000 compliant. No major systems were found to be non-compliant. During the second quarter of 1999, the Company will test all internal and OEM equipment. Any system failures will be addressed at that time. The Company expects that, absent unforeseen negative results of its testing, its systems will be Year 2000 compliant no later than July 31, 1999. Accordingly the Company has not conducted any contingency planning. The Company relies primarily on third party provided software purchased and licensed commercially, and therefore believes its Year 2000 risks are minimal. As a result, its historical and estimated future costs of remediation are not now, and are not expected to become, material.

     The Company will continue to contact critical suppliers, collaborators and partners to determine if their operations, as they relate to the Company, are Year 2000 compliant. Based upon responses to date, the Company cannot presently estimate the impact of the failure of such third parties to be Year 2000 compliant.

     Although the Company will take all practical measures to prevent problems related with the Year 2000 programming issues, such problems and failures may occur which could seriously affect the Company's progress. Because of the unprecedented nature of such problems, the extent of the effect on the Company's progress cannot be certain.

                                    PART II



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:


Exhibit
  No.
-------

2.1 Stock Purchase Agreement dated as of February 26, 1999 by and among Strategic Diagnostics Inc. and Robert J. Harman, Michael M. Dale, Eric
          S. Bean and Sean Boyd (incorporated by reference to the identically numbered exhibit contained in the Company's Form 8-K filed on March 15, 1999 (File No. 0-068440)).

4.1 Certificate of Powers, Designations, Preferences and Rights of the Series B Convertible Preferred Stock of the Company filed with the Secretary of the State of Delaware on February 26, 1999 (incorporated by reference to the identically numbered exhibit contained in the Company's Form 8-K filed on March 15, 1999 (file No. 0-068440)).


10.1 Loan and Security Agreement, dated February 26, 1999, among the Company, TSD Bioservices, Inc. and First Union National Bank (incorporated by reference to the identically numbered exhibit contained in the Company's Form 8-K filed on March 15, 1999 (file No. 0- 068440)).

10.2 Promissory Note in the amount of $6 million, dated February 26, 1999, payable to First Union National Bank (incorporated by reference to the identically numbered exhibit contained in the Company's Form 8-K filed on March 15, 1999 (file No. 0-068440)).



  27 Financial Data Schedule (in electronic format only).

(b)     Reports on Form 8-K

        On March 15, 1999 the Company reported its acquisition of HTI Bio-Products, Inc. which occurred on February 26, 1999. Financial statements were filed on amendment no. 1 to such Form 8-K on May 12, 1999.

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



                             STRATEGIC DIAGNOSTICS INC
                             -------------------------
                                   (Registrant)


Signature                                              Title                               Date
---------                                              -----                               ----

/s/ RICHARD C. BIRKMEYER                 President and Chief Executive Officer          May 14, 1999
------------------------                        (Principal Executive Officer)
    Richard C. Birkmeyer


/s/ ARTHUR A. KOCH, JR.                 Vice President and Chief Operating Officer      May 14, 1999
------------------------                (Principal Financial Officer)
    Arthur A. Koch, Jr.
