Form 10-Q
period 1999-06-30
STRATEGIC DIAGNOSTICS INC/DE/
filed 1999-08-13
CIK 911649

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the Quarterly Period Ended June 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                    For the Transition Period From ________to____________



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

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             --    --
         As of June 30, 1999 there were 13,869,264 outstanding shares of the Registrant's common stock, par value $.01 per share.

                           STRATEGIC DIAGNOSTICS INC.

                                      INDEX

Item                                                                        Page

PART I

 ITEM 1. Financial Statements (Unaudited)

         Consolidated Balance Sheets - June 30, 1999 and
            December 31, 1998                                                  2

         Consolidated Statements of Operations - Three months and
            six months ended June 30, 1999 and 1998                            3

         Consolidated Statements of Changes in Stockholders'
            Equity and Comprehensive Income (Loss) for the
            six months ended June 30, 1999                                     4

         Consolidated Statements of Cash Flows - Six months ended
            June 30, 1999 and 1998                                             5

         Notes to Consolidated Interim Financial Statements                    6

 ITEM 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               12

 ITEM 3. Quantitative and Qualitative Disclosures About Market Risk           16

PART II                                                                       17

 ITEM 6. Exhibits and Reports on Form 8-K                                     17

SIGNATURES                                                                    19

                                     PART I

ITEM 1. FINANCIAL STATEMENTS
                  STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (unaudited)

                                                                           June 30,  December 31,
-------------------------------------------------------------------------------------------------
                                                                             1999       1998
-------------------------------------------------------------------------------------------------
 ASSETS
-------------------------------------------------------------------------------------------------
 CURRENT ASSETS:
         Cash and cash equivalents                                        $  1,515    $  1,864
         Short-term investments                                                 --       3,990
         Restricted Cash                                                     1,400          --
         Receivables                                                         5,049       3,653
         Inventories                                                         4,155       1,855
         Other current assets                                                  358         469
-------------------------------------------------------------------------------------------------
              Total current assets                                          12,477      11,831
-------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, net                                                  3,357         835
OTHER ASSETS                                                                   463         494
INTANGIBLE ASSETS, net                                                       5,662       1,933
-------------------------------------------------------------------------------------------------
              Total assets                                                $ 21,959    $ 15,093
-------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
         Accounts payable                                                 $  1,096    $    802
         Accrued expenses                                                      438         788
         Deferred revenue                                                        7          --
         Current portion of LTD                                              1,900          83
-------------------------------------------------------------------------------------------------
              Total current liabilities                                      3,441       1,673
-------------------------------------------------------------------------------------------------
Long Term Debt                                                               7,217         265
-------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
         Preferred stock, $.01 par value, 17,500,000 shares authorized,
              no shares issued or outstanding                                   --          --
         Series A preferred stock, $.01 par value, 2,164,362
              authorized, issued and outstanding                                22          22
         Series B preferred stock,  $.01 par value, 556,286
              authorized, no shares issued and outstanding                      --          --
         Common stock, $.01 par value, 35,000,000 authorized,
              13,869,264 and 13,262,157 issued and outstanding
              at June 30, 1999 and December 31, 1998, respectively             139         133
         Additional paid-in capital                                         25,123      23,946
         Accumulated deficit                                               (13,958)    (10,921)
         Cumulative translation adjustments                                    (25)        (25)
-------------------------------------------------------------------------------------------------
              Total stockholders' equity                                    11,301      13,155
-------------------------------------------------------------------------------------------------
              Total liabilities and stockholders' equity                  $ 21,959    $ 15,093
-------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these statements.

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                                  Three Months                    Six Months
                                                                  Ended June 30,                Ended June 30,
-----------------------------------------------------------------------------------------------------------------
                                                                 1999           1998          1999          1998
-----------------------------------------------------------------------------------------------------------------
Net revenues:
-----------------------------------------------------------------------------------------------------------------
  Product related                                               $5,218         $4,886        $8,789        $7,407
  Contract and other                                               257            290           605           665
-----------------------------------------------------------------------------------------------------------------
     Total net revenues                                          5,475          5,176         9,394         8,072
-----------------------------------------------------------------------------------------------------------------
Operating expenses :
  Manufacturing                                                  2,445          1,789         4,013         2,920
  Research and development                                         571            465         1,136           842
  Selling, general and administrative                            2,031          2,243         3,661         3,697
  In-process research & development                                 --             --         3,500            --
-----------------------------------------------------------------------------------------------------------------
     Total operating expenses                                    5,047          4,497        12,310         7,459
-----------------------------------------------------------------------------------------------------------------

      Operating income (loss)                                      428            679        (2,916)          613
-----------------------------------------------------------------------------------------------------------------

Interest and other income (expense), net                          (123)            91           (89)          177
-----------------------------------------------------------------------------------------------------------------

Net income (loss)                                                  305            770        (3,005)          790

Preferred stock dividends                                           24              -            32             -
-----------------------------------------------------------------------------------------------------------------
Net income (loss)
  applicable to common stockholders                                281            770        (3,037)          790
-----------------------------------------------------------------------------------------------------------------

Basic income (loss) per share
  applicable to common stockholders                             $ 0.02         $ 0.06        $(0.23)       $ 0.06
-----------------------------------------------------------------------------------------------------------------

Shares used in computing basic net income (loss)
  per share applicable to common stockholders               13,305,000     13,202,000    13,274,000    13,168,000
-----------------------------------------------------------------------------------------------------------------

Diluted income (loss) per share
  applicable to common stockholders                              $0.02          $0.05        $(0.23)        $0.05
-----------------------------------------------------------------------------------------------------------------

Shares used in computing diluted net income (loss)
  per share applicable to common stockholders               16,956,000     16,361,000    13,274,000    16,306,000
-----------------------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)
                         Six Months Ended June 30, 1999

                                       Series A    Series B                Additional                   Cumulative
                                       Preferred   Preferred    Common       Paid-In    Accumulated     Translation
                                          Stock      Stock       Stock       Capital      Deficit       Adjustments   Total
------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                   $22      --          133         23,946      (10,921)         (25)       13,155
------------------------------------------------------------------------------------------------------------------------------
Exercises of stock options,
 warrants and other                           --      --           --            116           --           --           116
Issuance of Series B Preferred Stock          --       6           --          1,061           --           --         1,067
Converson of Series B Preferred Stock
 to Common Stock                              --      (6)           6             --           --           --            --
Net loss and comprehensive loss               --      --           --             --       (3,037)          --        (3,037)
------------------------------------------------------------------------------------------------------------------------------
Balance June 30, 1999                        $22       0          139         25,123      (13,958)         (25)       11,301
==============================================================================================================================

        The accompanying notes are an integral part of these statements.

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                     Six Months
                                                                   Ended June 30,
-----------------------------------------------------------------------------------
                                                                1999          1998
-----------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net income (loss)                                             $(3,037)        $790
   Adjustments to reconcile net income (loss) to
   cash provided by (used in) operating activities:
      Depreciation and amortization                               459          299
      In-process research and development                       3,500           --
(Increase) decrease in:
   Receivables                                                   (618)      (1,168)
   Inventories                                                   (352)        (270)
   Other current assets                                           193          (40)
   Note receivable and other assets                               360            5
Increase (decrease) in:
   Accounts payable                                              (332)         575
   Accrued expenses                                              (485)         (13)
   Deferred revenue                                                (4)         (98)
-----------------------------------------------------------------------------------
Net cash provided by (used in) operating activities              (316)          80

Cash Flows from Investing Activities:
   Purchase of property and equipment                            (179)        (333)
   Short-term investment activity                               3,990         (291)
   Cash used in acquisition of HTI, net of cash acquired       (8,072)          --
   Cash used in acquisition of ATAB                            (3,150)
   Restricted Cash                                             (1,400)          --
-----------------------------------------------------------------------------------
Net cash used in investing activities                          (8,811)        (624)

Cash Flows from Financing Activities:
   Proceeds from exercise of incentive stock options              116           28
   Proceeds from issuance of long term debt                     9,000           --
   Repayments on financing obligations                           (338)         (16)
-----------------------------------------------------------------------------------
Net cash provided by financing activities                       8,778           12

Net Decrease in Cash and Cash Equivalents                        (349)        (532)

Cash and Cash Equivalents, Beginning of Period                  1,864        2,580
-----------------------------------------------------------------------------------

Cash and Cash Equivalents, End of Period                       $1,515       $2,048
-----------------------------------------------------------------------------------

Supplemental Cash Flow Disclosure:
   Cash paid for interest                                         216           14
-----------------------------------------------------------------------------------

Non-cash investing and financing activity:
   Series B Preferred Stock issued for the acquisition of
   HTI Bio-Products, Inc.                                       1,067           --
-----------------------------------------------------------------------------------

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

Basis of Presentation and Interim Financial Statements

    The accompanying balance sheets at December 31, 1998 and June 30, 1999, and the statements of operations for the three months and six months ended June 30, 1998 and 1999, and cash flows for the six months ended June 30, 1998 and 1999 include the consolidated financial statements of the Company. All intercompany balances and transactions have been eliminated in consolidation.

    The accompanying unaudited consolidated interim financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding financial reporting. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. In the opinion of management, the accompanying financial statements include all adjustments (all of which are of a normal recurring nature) necessary for a fair presentation. The results of operations for the three months and six months ended June 30, 1999 are not necessarily indicative of the results expected for the full year.

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

Share Calculations                                  Three months ended                    Six months ended
                                              June 30, 1999     June 30, 1998      June 30, 1999      June 30, 1998
                                              -------------     -------------      -------------      -------------
Average common shares outstanding              13,304,585         13,201,608         13,274,166         13,168,053

Shares used in computing basic net income
 (loss) per share                              13,304,585         13,201,608         13,274,166         13,168,053
                                               ==========        ===========         ==========         ==========

Series A preferred stock                        2,164,362          2,164,362                 --          2,164,362

Series B preferred stock                          556,286                 --                 --                 --

Stock options                                     692,453            743,063                 --            721,541

Warrants                                          238,054            252,082                 --            252,082
                                               ----------         ----------         ----------         ----------
Shares used in computing diluted net income
 (loss) per share                              16,955,740         16,361,115         13,274,166         16,306,038
                                               ==========         ==========         ==========         ==========

    The impact of 3.3 million shares of preferred stock, options and warrants for the six months ended June 30, 1999, was excluded from the diluted net income (loss) per share calculations because it was antidilutive.

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

    At December 31, 1999, under the July 1998 agreement, the Company and the purchaser will determine the cash purchase price to be paid to the Company for its right, title and interest in the product. Such purchase price is based on a multiple of sales volumes achieved during the second half of 1999. In July 1998 the Company purchased the intellectual and licensing rights to the product for $380 thousand. The Company expects to record the sale of the asset during the fourth quarter of 1999, after the sales price has been determined, and expects to report a gain at that time. All royalties under the agreements are recorded in the quarter the products are sold.

6. ACQUISITIONS:

    On February 26, 1999, the Company completed the acquisition of HTI Bio-Products Inc., a privately held manufacturer of custom and proprietary antibody products and services located near San Diego, CA (HTI). Under the terms of the agreement to acquire HTI, the Company paid approximately $8.3 million in cash and issued 556,286 shares of Series B preferred stock. The preferred shares convert into common shares on a 1-for-1 basis at any time at the option of the holder, and at the option of the Company when the closing price of the Company's stock exceeds $3.50 for a period of 10 consecutive business days, and carry a cumulative, annual cash dividend of $0.175 per share and a liquidation value of $3.50 per share or $1.9 million. On June 16, 1999, such shares were converted into the Company's common stock. The Company is also obligated to pay a percentage of net sales of certain products over the next three years, not to exceed $3 million. Approximately $6 million of acquisition financing was provided by the Company's commercial bank, with the balance coming from existing cash on hand.

    The acquisition financing consists of a five year term loan (the Term Loan) with monthly amortization of equal principal payments plus interest. Interest on $2 million of original principal amount is at a fixed rate of interest of 7.96% per annum, and the remaining principal bears interest at a variable rate of 3% over the published London Interbook Offered Rate ("LIBOR"). Also under the terms of the financing, the Company is required to meet certain financial covenants including debt to net worth and minimum cash flows. The financing is secured by all of the Company's assets, including $1.4 million of cash equivalents, the use of which is restricted under the loan agreement.

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


Unaudited Pro Froma Combined Results of Operations
(unaudited in thousands)

                                                   Three Months Ended     Six Months Ended
                                                        June 30,               June 30,
--------------------------------------------------------------------------------------------
                                                     1999     1998         1999      1998
--------------------------------------------------------------------------------------------
Revenues                                            $5,475   $6,535       $10,176   $10,735
--------------------------------------------------------------------------------------------

Income before non-recurring charges directly
 attributable to the HTI acquisition                $  305   $  857       $   165   $   455
--------------------------------------------------------------------------------------------

Basic net income per share before non-recurring
 charges directly attributable to HTI acquisition   $ 0.02   $ 0.06       $  0.01   $  0.03
--------------------------------------------------------------------------------------------

Diluted net income per share before non-recurring
 charges directly attributable to HTI acquisition   $ 0.02   $ 0.05       $  0.01   $  0.03
--------------------------------------------------------------------------------------------

 The purchase price of HTI Bio-Products was allocated as follows:

                 Cash                                   $249
                 Receivables                             778
                 Prepaid Expenses                         82
                 Inventory                               373
                 Other Assets                            329
                 Land                                    350
                 Buildings & Equipment                   619
                 Other Fixed Assets                       35
                 Payables                               (610)
                 Accrued Liabilities                    (135)
                 Deferred Revenue                        (11)
                 Note Payable                           (107)
                 In-process research & development     3,500
                 Goodwill                              3,936
                                                      ------
                 Total Transaction Value              $9,388
                                                      ======
                 Cash Paid                            $8,321

                 Series B Preferred Stock Issued      $1,067



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

 Troponin I              Fatty Acid Binding Protein   Cystatin C
Human Red Blood Cell     cAMP                         Brain Natriuretic Peptide
Serum Amyloid A          cGMP                         Phosphorylated Amino Acids
Phosphorylated Tau       APE

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

 The Company commissioned an appraisal of these in-process research and development projects by an independent firm familiar with such appraisals. This independent appraisal valued the in-process research and development projects at $3.5 million by considering, the nature and history of HTI's business, description of the in-process research and development assets, the general economic outlook, the outlook for the antibody production industry, the expected future cash flows of the products and usage of a discounted cash flow analysis. The average completion stage of the products was estimated at 93% and a 20% discount rate was used in computing the present value of the future cash flows of the products.

 On May 11, 1999, the Company completed the acquisition of certain assets of the OEM business of Atlantic Antibodies of Windham, Maine, one of the first suppliers of custom and high-volume, bulk polyclonal antibodies for use in diagnostic test kits and research. This unit serves a wide range of customers including pharmaceutical, biotechnology, diagnostic companies and major research centers in the United States and the Pacific Rim. Under the terms of the agreement to acquire the operating assets of the OEM business of Atlantic Antibodies, the Company paid $3 million in cash, and has agreed to a deferred payment of $150,000, upon the earlier of the sale of certain real estate or November 11, 2000. The Company's commercial bank provided $3 million of long-term acquisition financing under the Term Loan.

     The purchase price of the assets of Atlantic Antibodies was allocated as follows:

                    Land                             $  360
                    Buildings & Equipment             1,215
                    Inventory                         1,575
                                                     ------

                    Cash Paid                        $3,150
                                                     ======

7. SEGMENT INFORMATION:

 The Company (SDI) develops, manufactures and markets immunoassay-based test kits for rapid, cost-effective detection of a wide variety of different analytes in three primary market categories: water quality, industrial testing and agriculture.

 The Antibody Segment, Strategic BioSolutions (SBS), includes TSD BioServices, HTI and Atlantic Antibodies. These companies provide fully integrated polyclonal and monoclonal antibody development and large scale manufacturing services to pharmaceutical and medical diagnostic companies.

 For reporting purposes a "pro-rata" share of common costs; including a management fee, is charged to SBS, and results exclude a one-time $3.5 million expense in the first quarter of 1999, for in-process research and development expenses incurred in connection with the HTI acquisition.

Segment Information :

       For the three months ended June 30,            SDI        SBS       Total
                                                      ---        ---       -----

1999   Revenues                                     $ 3,192    $ 2,283   $ 5,475
       Segment Profit                                   220        85        305
       Segment Assets                                15,264     6,695     21,959
       Depreciation and amortization                    165       107        272
       Capital expenditures                             132        --        132

1998   Revenues                                     $ 4,562    $  614    $ 5,176
       Segment Profit                                   973      (203)       770
       Segment Assets                                14,786       541     15,327
       Depreciation and amortization                    148        --        148
       Capital expenditures                             248        --        248

      For the six months ended June 30,                SDI       SBS      Total
                                                       ---       ---      -----

1999  Revenues                                       $ 6,138   $ 3,256   $ 9,394
      Segment Profit                                     457        38       495
      Segment Assets                                  15,264     6,695    21,959
      Depreciation and amortization                      327       132       459
      Capital expenditures                               179        --       179

1998  Revenues                                       $ 6,896   $ 1,176   $ 8,072
      Segment Profit                                     750        40       790
      Segment Assets                                  14,786       541    15,327
      Depreciation and amortization                      299        --       299
      Capital expenditures                               333        --       333


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

         The information included in this report on Form 10-Q contains certain forward-looking statements reflecting the current expectations of Strategic Diagnostics Inc. and its subsidiaries (the "Company"). When used in this report, the words "anticipate," "enable," "believe," "estimate," "potential," "promising" and similar expressions as they relate to SDI are intended to identify such forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, which may cause actual results to differ from those anticipated at this time. Such risks and uncertainties include, without limitation, changes in demand for products, delays in product development, inability to obtain required domestic and foreign government regulatory approvals, modifications to regulatory requirements, modifications to development and sales relationships, the ability to achieve anticipated growth, competition, seasonality, and other factors more fully described in the Company's filings with the Securities and Exchange Commission.

Background

         The Company is the entity resulting from the combination of EnSys Environmental Products, Inc. ("EnSys"), Ohmicron Corporation ("Ohmicron"), TSD BioServices ("TSD"), HTI Bio-Products Inc. ("HTI"), Atlantic Antibodies Inc. ("ATAB") and Strategic Diagnostics Inc. ("SDI").

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

Results of Operations

Three Months Ended June 30, 1999 vs. June 30, 1998

          Net revenues for the second quarter increased 6% to $5.5 million compared to $5.2 million in the second quarter of 1998. Product related revenues increased by $332,000, or 7% over the product related revenues recorded in the second quarter of 1998. Revenues in the second quarter and first half of 1999 include those of the former HTI, which was acquired during the first quarter of 1999. Revenues for the antibody business totaled $2.3 million for the second quarter of 1999, compared to $614,000 in the second quarter of 1998.

          In July 1999 the Company announced the launch of its Roundup Ready soybean test kit (a test kit to detect Monsanto's Roundup Ready genetic trait). At the time of the launch, the Company reported its belief that the potential for this product could reach over 25 million tests annually over the next two to three years. Initial product development was completed in March 1999, and during the second quarter, the Company worked with prospective customers to validate and develop testing protocols under a variety of uses that would provide users with reliable and statistically meaningful results. The need for these analytical testing tools has developed rapidly in 1999 as a result of recent GMO regulatory action and market responses, in particular the commercial success of the Roundup genetic technology (over one-half of the 1999 commercial soybean crop in the United States is expected to incorporate this technology) coupled with a consumer concern about genetically modified plants. This has resulted in the development of a second tier in the world grain markets for non-genetically modified product, resulting in the need for rapid testing for product identification.

          The Company believes that for the 1999 growing season, hundreds of farmers have been contracted to grow non-genetically enhanced soybeans. These producers, harvesting over an estimated 35 million acres, a large part of which are for Europe and Japan, will be required, due to new regulations, to verify the purity of their crops once harvesting begins in July of 1999. The development of this non-GMO market has led to new needs to maintain the identity of these products at multiple risk points throughout the distribution systems in world trade. The Company expected sales of these products to begin in June 1999 to partially meet the initial demand for this new technology, however, the rapid evolution of foreign policies for GMO's and changes in acceptable thresholds drove the creation of new testing points in the trade distribution systems. This additional validation has been completed and the Company began the commercial sale of this product in July 1999. The delay in the commercial launch of this product, was necessary to ensure proper use of the product in the field.

          Manufacturing expenses increased approximately $700,000, or 37%, in the second quarter of 1999 over the comparable period in 1998. This is primarily attributable to the change in the Company's sales mix, as antibody products have a higher cost of goods sold than the Company's test kit products.

          Research and development costs increased $106,000, or 23%, in the second quarter of 1999 when compared to the second quarter of 1998. The increase is attributable to a larger volume of product development expenses associated with new test kits being developed primarily for the agricultural market.

          Selling, general and administrative expenses decreased $212,000, or 9%, in the second quarter of 1999 over the comparable period in 1998. This decrease is the result of effective cost controls implemented by the Company during the period.

          Interest expense increased $214,000 in the second quarter of 1999 when compared to the second quarter of 1998. This increase is due to the borrowings the Company made to purchase HTI in the first quarter of 1999, and the assets of ATAB in the second quarter of 1999.

          Net income decreased to $305,000 from $770,000, or 60%, in the second quarter of 1999 versus the second quarter of 1998, for the reasons described above.

Six Months Ended June 30, 1999 vs. June 30, 1998

          Net revenues for the first six months of 1999 increased $1.3 million, or 16%, compared with the same period in 1998. Product related revenues for the first six months of 1999 increased $1.4 million, or 19%, compared with the first six months of 1998. This increase is primarily attributable to increases in the agricultural products category and the antibody business segment due to the acquisition of HTI and certain assets of ATAB during the first six months of 1999 (see also note 6 to the consolidated financial statements) and were offset by a decrease in other product sales, where pre-commercial Macra Lp(a) test kits were sold to a corporate partner in 1998 and smaller decreases in the industrial/chemical and water quality categories.

          Manufacturing expenses increased $1.1 million in the first six months of 1999 or 37%, compared to the first six months of 1998. This increase is primarily attributable to the change in product sales mix the Company is experiencing. Antibody products have a higher cost of goods sold component than the Company's test kit products.

          Research and development costs increased by $294,000, or 35%, in the first six months of 1999 versus the comparable period in 1998. This increase is primarily the result of increased development costs related to the introduction of new agricultural products.

          Selling, general and administrative expenses decreased $36,000, or 1%, in the first six months of 1999 versus the first six months of 1998. This decrease is due to effective cost controls enacted by the Company.

          Interest expense increased $266,000 in the first six months of 1999 versus the comparable period in 1998. This increase is due to the borrowings the Company made to purchase HTI in the first quarter of 1999, and the assets of ATAB in the second quarter of 1999.

          Net income decreased $295,000, or 37%, to $495,000 from $790,000, during the first six months of 1999 versus the first six months of 1998. These results exclude a $3.5 million one-time charge for in-process research and development taken during the first quarter of 1999.

Liquidity and Capital Resources

          The Company's working capital decreased $1.1 million from December 31, 1998 to $9.0 million at June 30, 1999. Cash, cash equivalents, restricted cash and short-term investments decreased $2.9 million to $2.9 million at June 30, 1999. This decrease was primarily attributable to the use of internal Company funds for the HTI and ATAB acquisitions.

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

          The Company is currently reviewing its own computer, communication, software and operating systems to determine if they are Year 2000 compliant. The Company conducted system-wide testing in the first quarter of 1999 on all internal network hardware and software, all enterprise system software and all user workstation hardware and software. The Company is currently in the process of replacing and modifying the systems' hardware and software that were found not to be Year 2000 compliant. No major systems were found to be non-compliant. During the second quarter of 1999, the Company tested all internal and OEM equipment. No system failures were detected during the testing. The Company expects that, absent unforeseen negative results of its testing, its systems will be Year 2000 compliant no later than September 30, 1999. Accordingly the

Company has not conducted any contingency planning. The Company relies primarily on third party provided software purchased and licensed commercially. This software is warranted to be Year 2000 compliant, and therefore the Company believes its Year 2000 risks are minimal. As a result, its historical and estimated future costs of remediation are not now, and are not expected to become, material.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The Company has exposure to changing interest rates, and is currently not engaged in hedging activities. Interest on $2 million of outstanding indebtedness is at a fixed rate of 7.96% per annum, and the remaining principal bears interest at a variable rate of 3% over the published London Interbook Offered Rate.

            The Company conducts operations in Great Britain. The consolidated financial statements of the Company are denominated in U.S. dollars and changes in exchange rates between foreign countries and the U.S. dollar will affect the translation of financial results of foreign subsidiares into U.S. dollars for purposes of recording the Company's consolidated financial results. Historically, the effects of translation have not been material to the consolidated financial results.

                                     PART II


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

            On February 26, 1999, the Company completed the acquisition of HTI Bio-Products Inc., a privately held manufacturer of custom and proprietary antibody products and services. Under the terms of the acquisition agreement, the Company paid cash and issued 556,286 shares of Series B preferred stock. The preferred shares convert into common shares on a 1-for-1 basis at any time at the option of the holder, and at the option of the Company when the closing price of the Company" stock exceeds $3.50 for a period of 10 consecutive business days, and carry a cumulative, annual cash dividend of $0.175 per share and a liquidation value of $3.50 per share or $1.9 million. The Series B preferred stock is preferential to the common stock with respect to distribution of assets and rights upon liquidation, dissolution or winding up of the Company.

         The Company believes that the issuance of the Series B preferred Stock was exempt from registration under section 3(b) or 4(2) of the Securities Act of 1933 and Regulation D thereunder because they were issued to a limited number of persons, each of whom was believed to have been a sophisticated, accredited investor who acquired the shares on a fully informed basis without a view to further distribution.

         Pursuant to the Company's acquisition financing agreement with First Union National Bank, the Company's commercial bank, no dividends or distributions may be paid on account of its Common Stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of shareholders on April 27, 1999. At the meeting, the following Class I Directors were elected:

         Directors                Shares Voted For          Shares Withheld
         ---------                ----------------          ---------------
         Grover C. Wrenn          9,015,380                 56,031

         Richard C. Birkmeyer     9,028,611                 42,800

         Kathleen E. Lamb         9,028,611                 42,800

         Curtis Lee Smith Jr.     9,022,111                 49,300

         Approved amendments to the Company's 1995 Stock Incentive Plan (to be renamed the Strategic Diagnostic Inc. 2000 Stock Incentive Plan) to increase the number of shares authorized for issuance from 1,700,000 to 2,500,000:

              For                       Against           Abstain
              ---                       -------           -------

              4,499,196                 184,380           8,272

              Approved the Company's Employee Stock Purchase Plan:

              For                       Against           Abstain
              ---                       -------           -------

              4,576,936                 146,527           5,650

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     27 Financial Data Schedule (in electronic format only).

(b)     Reports on Form 8-K

        On May 26, 1999 the Company reported its acquisition of certain assets of Atlantic Antibodies Inc. which occurred on May 11, 1999.

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



                           STRATEGIC DIAGNOSTICS INC
                                  (Registrant)

Signature                                             Title                                  Date
---------                                             -----                                  ----
/s/ RICHARD C. BIRKMEYER                President and Chief Executive Officer           August 12, 1999
------------------------                (Principal Executive Officer)
    Richard C. Birkmeyer

/s/ ARTHUR A. KOCH, JR.                 Vice President and Chief Operating Officer      August 12, 1999
------------------------
    Arthur A. Koch, Jr.                 (Principal Financial Officer)