Form 10-Q
period 1999-09-30
STRATEGIC DIAGNOSTICS INC/DE/
filed 1999-11-15
CIK 911649

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended September 30, 1999

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
                 For the Transition Period From ______ to ______

                         Commission File Number 0-68440



                           STRATEGIC DIAGNOSTICS INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                  Delaware                                       56-1581761
     -------------------------------                        -------------------
     (State or other jurisdiction of                         (I.R.S. employer
      incorporation or organization)                        identification no.)

      111 Pencader Drive Newark, Delaware                           19702
   ----------------------------------------                      ----------
   (Address of principal executive offices)                      (Zip Code)


       Registrant's telephone number, including area code: (302) 456-6789

                              --------------------


               Former Name, Former Address and Former Fiscal Year,
                       if Changed Since Last Report: None


         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Reg-istrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ___

         As of September 30, 1999 there were 16,380,449 outstanding shares of the Registrant's common stock, par value $.01 per share.

                           STRATEGIC DIAGNOSTICS INC.

                                      INDEX

Item                                                                        Page
----                                                                        ----

PART I

      ITEM 1.  Financial Statements (Unaudited)

             Consolidated Balance Sheets - September 30, 1999 and
                      December 31, 1998 .......................................2

             Consolidated Statements of Operations - Three months and
                      nine months ended September 30, 1999 and 1998 ...........3

             Consolidated Statements of Changes in Stockholders' Equity and
                      Comprehensive Income (Loss) for the nine months ended
                      September 30, 1999 ......................................4

             Consolidated Statements of Cash Flows - Nine months ended
                      September 30, 1999 and 1998 .............................5

             Notes to Consolidated Interim Financial Statements ...............6

      ITEM 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations ..............................13

      ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk ....17

PART II ......................................................................18

       ITEM 6. Exhibits and Reports on Form 8-K ..............................18

SIGNATURES ...................................................................19

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS

                  STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (unaudited)

                                                    September 30,     December 31,
                                                        1999             1998
                                                    -------------     ------------
ASSETS

CURRENT ASSETS:
          Cash and cash equivalents                  $ 1,150           $ 1,864
          Short-term investments                           -             3,990
          Restricted cash                              1,400                 -
          Receivables, net                             6,635             3,653
          Inventories                                  4,200             1,855
          Other current assets                           469               469
                                                     -------           -------
               Total current assets                   13,854            11,831
                                                     -------           -------

 PROPERTY AND EQUIPMENT, net                           3,298               835
 OTHER ASSETS                                            447               494
 INTANGIBLE ASSETS, net                                5,543             1,933
                                                     -------           -------
               Total assets                          $23,142           $15,093
                                                     =======           =======

 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
          Accounts payable                            $1,224              $802
          Accrued expenses                               538               788
          Current portion of LTD                       1,899                83
                                                     -------           -------
               Total current liabilities               3,661             1,673
                                                     -------           -------
 LONG TERM DEBT                                        6,748               265
                                                     -------           -------

 STOCKHOLDERS' EQUITY
          Preferred stock, $.01 par value, 17,500,000
               shares authorized,
               no shares issued or outstanding             -                 -
          Series A preferred stock, $.01 par value,
               2,164,362 authorized, no shares issued
               and outstanding at September 30, 1999;
               2,164,362 shares issued and outstanding,
               liquidation value $6,378,000 at
               December 31, 1998                           -                22
          Series B preferred stock,  $.01 par value,
               556,286 authorized, no shares issued
               and outstanding                             -                 -
          Common stock, $.01 par value, 35,000,000
               authorized, 16,380,449 and 13,262,157
               issued and outstanding at
               September 30, 1999 and
               December 31, 1998, respectively           164               133
          Additional paid-in capital                  25,542            23,946
          Accumulated deficit                        (12,948)          (10,921)
          Cumulative translation adjustments             (25)              (25)
                                                     -------           -------
               Total stockholders' equity             12,733            13,155
                                                     -------           -------
               Total liabilities and
               stockholders' equity                  $23,142           $15,093
                                                     =======           =======


        The accompanying notes are an integral part of these statements.

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                               Three Months            Nine Months
                                           Ended September 30,     Ended September 30,
                                           -------------------     -------------------
                                             1999        1998        1999        1998
----------------------------------------------------------------------------------------
Net revenues:
    Product related                         $7,087      $3,739     $15,876     $11,146
    Contract and other                         372         292         977         957
                                            ------      ------     -------     -------
       Total net revenues                    7,459       4,031      16,853      12,103
                                            ------      ------     -------     -------
Operating expenses:
    Manufacturing                            3,236       1,640       7,249       4,560
    Research and development                   619         477       1,755       1,319
    Selling, general and administrative      2,451       1,550       6,112       5,247
    In-process research & development            -           -       3,500           -
                                            ------      ------     -------     -------
       Total operating expenses              6,306       3,667      18,616      11,126
                                            ------      ------     -------     -------
       Operating income (loss)               1,153         364      (1,763)        977
                                            ------      ------     -------     -------

Interest and other income (expense), net      (143)         79        (232)        256
                                            ------      ------     -------     -------
Net income (loss)                            1,010         443      (1,995)      1,233

Preferred stock dividends                        -           -          32           -
                                            ------      ------     -------     -------
Net income (loss)
       applicable to common stockholders     1,010         443      (2,027)      1,233
                                            ------      ------     -------     -------
Basic income (loss) per share
    applicable to common stockholders        $0.07       $0.03      $(0.15)      $0.09
                                            ======      ======     =======     =======
Shares used in computing basic net
    income (loss) per share applicable
    to common stockholders              14,544,000  13,223,000  13,697,000  13,168,000
                                        ==========  ==========  ==========  ==========
Diluted income (loss) per share
    applicable to common stockholders        $0.06       $0.03      $(0.15)      $0.08
                                            ======      ======     =======     =======
Shares used in computing diluted net
    income (loss) per share applicable
    to common stockholders              17,483,000  16,073,000  13,697,000  16,232,000
                                        ==========  ==========  ==========  ==========


        The accompanying notes are an integral part of these statements.

                  STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        AND COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)
                                  (unaudited)

                      Nine Months Ended September 30, 1999

                                              Series A      Series B          Additional                Cumulative
                                             Preferred     Preferred   Common   Paid-In   Accumulated   Translation
                                               Stock         Stock      Stock   Capital     Deficit     Adjustments     Total
                                             ---------     ---------   ------ ----------  -----------   ------------    -----
Balance,
December 31, 1998                                $22             -       133   23,946     (10,921)       (25)        $13,155
                                                 ---            --       ---    -----     -------        ---         -------
Exercises of stock options,
  warrants and other                               -             -         3      535            -          -            538
Conversion of Series A Preferred
  Stock to Common Stock                          (22)            -        22        -            -          -              -
Issuance of Series B Preferred Stock               -             6         -    1,061            -          -          1,067
Conversion of Series B Preferred
  Stock to Common Stock                            -            (6)        6        -            -          -              -
Net loss and comprehensive loss                    -             -         -        -       (2,027)         -         (2,027)
                                                 ---            --       ---    -----       ------       ----         ------
Balance
September 30, 1999                               $-              -       164   25,542     (12,948)        (25)       $12,733
                                                 ===            ==       ===   ======     =======        ====        =======

        The accompanying notes are an integral part of these statements.

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                       Nine Months
                                                                   Ended September 30,
                                                              1999                  1998
                                                              --------------------------
Cash Flows from Operating Activities:
Net income (loss)                                           $(1,995)              $1,233
    Adjustments to reconcile net income (loss) to
    cash provided by (used in) operating activities:
          Depreciation and amortization                         734                  451
          In-process research and development                 3,500                    -

(Increase) decrease in:
    Receivables                                              (2,204)              (1,202)
    Inventories                                                (396)                (278)
    Other current assets                                         82                 (201)
    Note receivable and other assets                            376                    3
Increase (decrease) in:
     Accounts payable                                          (205)                 390
     Accrued expenses                                          (384)                (225)
     Deferred revenue                                           (11)                (100)
-----------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities            (503)                  71

Cash Flows from Investing Activities:
    Purchase of property and equipment                         (277)                (535)
    Purchase of intangible assets                                 -                 (380)
    Short-term investment activity                            3,990                 (342)
    Cash used in acquisition of HTI, net of cash acquired    (8,072)                   -
    Cash used in acquisition of ATAB                         (3,150)                   -
-----------------------------------------------------------------------------------------
Net cash used in investing activities                        (7,509)              (1,257)

Cash Flows from Financing Activities:
    Proceeds from exercise of incentive stock options           538                   28
    Proceeds from issuance of long term debt                  9,000                    -
    Restricted cash                                          (1,400)                   -
    Repayments on financing obligations                        (840)                 (21)
-----------------------------------------------------------------------------------------
Net cash provided by financing activities                     7,298                    7

Net Decrease in Cash and Cash Equivalents                      (714)              (1,179)

Cash and Cash Equivalents, Beginning of Period                1,864                2,580
-----------------------------------------------------------------------------------------

Cash and Cash Equivalents, End of Period                     $1,150               $1,401
=========================================================================================
Supplemental Cash Flow Disclosure:

    Cash paid for interest                                      385                   15
=========================================================================================
Non-cash investing and financing activity:
    Series B Preferred Stock issued for the acquisition of
    HTI Bio-Products, Inc.                                    1,067                    -
==========================================================================================

         The accompanying notes are an integral part of these statements

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                   (unaudited)

1.  BACKGROUND:

Business

     Strategic Diagnostics Inc. (the "Company") develops, manufactures and markets immunoassay-based test kits for rapid and inexpensive detection of a wide variety of substances in the agricultural, water quality and industrial market segments.

Business Risks

     The Company is subject to risks of entities in similar stages of development. These risks include the Company's ability to successfully develop, produce and market its products and its dependence on its key collaborative partners and management personnel.

Basis of Presentation and Interim Financial Statements

     The accompanying balance sheets at December 31, 1998 and September 30, 1999, and the statements of operations for the three months and nine months ended September 30, 1998 and 1999, and cash flows for the nine months ended September 30, 1998 and 1999 include the consolidated financial statements of the Company. All intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated interim financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding financial reporting. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. In the opinion of management, the accompanying financial statements include all adjustments (all of which are of a normal recurring nature) necessary for a fair presentation. The results of operations for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results expected for the full year.

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


                                                         Three months ended                Nine months ended
                                                            September 30,                    September 30,
                                                     --------------------------        -------------------------
                                                        1999           1998              1999           1998
                                                     ----------      ----------        ----------     ----------

Average common shares outstanding                    14,543,755      13,223,157        13,697,362     13,168,053

Shares used in computing basic net income
(loss) per share                                     14,543,755      13,223,157        13,697,362     13,168,053

Series A preferred stock                              1,618,576       2,164,362                 -      2,164,362

Stock options                                         1,156,309         490,942                 -        659,268

Warrants                                                164,179         194,225                 -        240,658

Shares used in computing diluted net income
(loss) per share                                     17,482,819      16,072,686        13,697,362     16,232,341



      The impact of approximately 3 million shares of preferred stock, options and warrants for the nine months ended September 30, 1999, was excluded from the diluted net income (loss) per share calculations because it was antidilutive.

       During the third quarter of 1999, the 2,164,362 shares of the Company's Series A preferred stock was converted by its holders into 2,164,362 shares of the Company's common stock.

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

5.   SALE OF TECHNOLOGY:

     In July 1998, the Company entered into an exclusive agreement to sell its analytical test to detect concentrations of lipoprotein (a) to a biotechnology company. The purchaser has an extensive portfolio of diagnostic assays and an established sales and distribution network targeted to physicians and clinical laboratories.

     At December 31, 1999, pursuant to the terms of the July 1998 agreement, the Company and the purchaser will determine the purchase price to be paid to the Company for its right, title and interest in the product. Such purchase price will be based on a multiple of sales volumes achieved during the second half of 1999. The Company expects to record the sale of the asset during the fourth quarter of 1999, after the sales price has been determined, and expects to report a gain at that time.

6.   ACQUISITIONS:

     On February 26, 1999, the Company completed the acquisition of HTI Bio-Products Inc. (HTI), a privately held manufacturer of custom and proprietary antibody products and services located near San Diego, CA. Under the terms of the agreement to acquire HTI, the Company paid approximately $8.3 million in cash and issued 556,286 shares of Series B preferred stock. Under the terms of the agreement, on June 16, 1999, such shares were converted into the Company's common stock on a 1 to 1 basis. The Company is also obligated to pay a percentage of net sales of certain products over the next three years, not to exceed $3 million. Approximately $6 million of acquisition financing was provided by the Company's commercial bank, with the balance coming from existing cash on hand.

     The acquisition financing consists of a five year term loan (the Term
     Loan) with monthly amortization of equal principal payments plus interest. Interest on $2 million of original principal amount is at a fixed rate of interest of 8.96% per annum, and the remaining principal bears interest at a variable rate of 3% over the published London Interbank Offered Rate ("LIBOR"). Also under the terms of the financing, the Company is required to meet certain financial covenants including debt to net worth, minimum cash flows and no dividends or distributions may be paid on account of the Company's common stock. At September 30, 1999, the Company is in compliance with all such covenants. The financing is secured by all of the Company's assets, including $1.4 million of cash equivalents, the use of which is restricted under the loan agreement.

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


Unaudited Pro Froma Combined Results of Operations
(unaudited in thousands)

                                                              Three Months  Ended                     Nine Months Ended
                                                                  September 30,                         September 30,
                                                           --------------------------           -------------------------
                                                            1999                1998             1999              1998
                                                           ------             ------            -------           -------
Revenues                                                   $7,459             $5,588            $17,635           $16,323
                                                           ------             ------            -------           -------
Income before non-recurring charges directly
attributable to the HTI acquisition                        $1,010               $539             $1,175              $994
                                                           ------             ------            -------           -------
Basic net income per share before non-recurring
charges directly attributable to HTI acquisition            $0.07              $0.04              $0.09             $0.08
                                                           ------             ------            -------           -------

Diluted net income per share before non-recurring
charges directly attributable to HTI acquisition            $0.06              $0.03              $0.07             $0.06
                                                           ------             ------            -------           -------

 The purchase price of HTI Bio-Products was allocated as follows (in thousands):


                 Cash                             $   249
                 Receivables                          778
                 Prepaid Expenses                      82
                 Inventory                            373
                 Other Assets                         329
                 Land                                 350
                 Buildings & Equipment                619
                 Other Fixed Assets                    35
                 Payables                            (610)
                 Accrued Liabilities                 (135)
                 Deferred Revenue                     (11)
                 Note Payable                        (107)
                 In-process research &
                  development                       3,500
                 Goodwill                           3,936
                                                  -------

                 Total Transaction Value          $ 9,388
                                                  =======
                 Cash Paid                        $ 8,321

                 Series B Preferred Stock Issued  $ 1,067

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

 At this time, management believes that Troponin I and Cystatin C have the greatest immediate potential as commercial products. Troponin I has potential use as a diagnostic marker for the coronary care market. Cystatin C has potential use as a diagnostic marker for kidney malfunction. In future years, others of the in-process research and development assets, such as Human Red Blood Cell, may prove to have even greater potential as commercial products.

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

     The purchase price of the assets of Atlantic Antibodies was allocated as follows (in thousands):


                    Land                    $  360
                    Buildings & Equipment    1,215
                    Inventory                1,575
                                            ------

                    Cash Paid               $3,150
                                            ======



7.   SEGMENT INFORMATION:

The Test Kit segment develops, manufactures and markets immunoassay-based test kits for rapid, cost-effective detection of a wide variety of different analytes in three primary market categories: agriculture, water quality and industrial testing.

The Antibody Segment, Strategic BioSolutions (SBS), includes TSD BioServices, HTI and Atlantic Antibodies. These companies provide fully integrated polyclonal and monoclonal antibody development and large scale manufacturing services to pharmaceutical and medical diagnostic companies.

For reporting purposes a "pro-rata" share of common costs; including a management fee, is charged to the Antibody segment, and results exclude a one-time $3.5 million expense in the first quarter of 1999, for in-process research and development expenses incurred in connection with the HTI acquisition.


   Segment Information:

    For the three months ended September 30,        Test Kits          Antibody           Total
 1999 Revenues                                        $5,147            $2,312           $7,459
      Segment Profit                                   1,297              (287)           1,010
      Segment Assets                                  17,102             6,040           23,142
      Depreciation and amortization                      154               121              275
      Capital expenditures                                98                 -               98

 1998 Revenues                                        $3,204              $827           $4,031
      Segment Profit                                     436                 7              443
      Segment Assets                                  14,673               692           15,365
      Depreciation and amortization                      152                 -              152
      Capital expenditures                               202                 -              202

 For the nine months ended September 30,            Test Kits          Antibody           Total

 1999 Revenues                                       $11,285            $5,568          $16,853
      Segment Profit                                   1,754              (249)           1,505
      Segment Assets                                  17,102             6,040           23,142
      Depreciation and amortization                      481               253              734
      Capital expenditures                               277                 -              277

 1998 Revenues                                       $10,100            $2,003          $12,103
      Segment Profit                                   1,186                47            1,233
      Segment Assets                                  14,673               692           15,365
      Depreciation and amortization                      451                 -              451
      Capital expenditures                               535                 -              535

8.   INVENTORIES:

At September 30, 1999 and December 31, 1998, inventories consisted of the following (in thousands):
                            September 30, 1999            December 31, 1998
                            ------------------            -----------------

      Raw Materials             $     698                     $     700
      Work in progress                270                            93
      Finished goods                3,232                         1,062
                                ---------                     ---------
                                $   4,200                     $   1,855
                                =========                     =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     The information included in this report on Form 10-Q contains certain forward-looking statements reflecting the current expectations of Strategic Diagnostics Inc. and its subsidiaries (the "Company"). When used in this report, the words "anticipate," "enable," "expect," "intend," "believe," "estimate," "potential," "promising," "will" and similar expressions as they relate to SDI are intended to identify such forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, which may cause actual results to differ from those anticipated at this time. Such risks and uncertainties include, without limitation, changes in demand for products, delays in product development, delays in market acceptance of new products, inability to obtain required domestic and foreign government regulatory approvals, modifications to regulatory requirements, modifications to development and sales relationships, the ability to achieve anticipated growth, competition, seasonality, and other factors more fully described in the Company's filings with the Securities and Exchange Commission.

Background

     The Company is the entity resulting from the combination of EnSys Environmental Products, Inc. ("EnSys"), Ohmicron Corporation ("Ohmicron"), TSD BioServices ("TSD"), HTI Bio-Products Inc. ("HTI"), Atlantic Antibodies Inc. ("ATAB") and Strategic Diagnostics Inc. ("SDI").

         Since 1992, the Company and its predecessors have entered into research and development agreements with multiple corporate partners that have led to the introduction of various products to the agricultural, water quality, industrial testing and other markets. These agreements generally provide that sales and marketing costs associated with a new product are borne by the corporate partner, and the Company has the manufacturing rights. In addition, the Company currently sells directly other products that it has developed or acquired.

Results of Operations

Three Months Ended September 30, 1999 vs. September 30, 1998

          Net revenues for the third quarter increased 85% to $7.5 million compared to $4.0 million in the third quarter of 1998. Product related revenues increased by $3.3 million or 90% over the product-related revenues recorded in the third quarter of 1998. Revenues in the third quarter and first nine months of 1999 include those of the former HTI, which was acquired during the first quarter of 1999. Revenues for the antibody segment totaled $2.3 million for the third quarter of 1999, compared to $827,000 in the third quarter of 1998.

          Sales in the Company's agricultural product category increased by 228% in the third quarter of 1999 compared to the third quarter of 1998. This increase was due primarily to the launch of new crop tests in July of 1999 and included a $1.6 million sale to a new customer.

          The Company's agricultural products category is comprised of products for seed, food fractions and crop test kits. Sales of both food fractions and crop tests commenced during 1999 with the introduction of these products in February and July respectively. Demand for these products has grown rapidly since their introduction as the food processing and crop distribution industries have responded to worldwide demands to identify the genetic composition of their products. These new demands have arisen from regulations adopted in many parts of the world, including the 15 member European Union and Japan, that require or will require, the food industry to label products appropriately as to whether they are manufactured with ingredients that have been genetically modified. The Company's tests allow the user to perform on-site analytical tests to determine genetic properties and support the labeling of these products. Further growth in this category is expected over the next several years as (1) more policies and/or regulations requiring labeling (potentially including the United States) are adopted throughout the world, (2) further adoption of testing protocols throughout the food processing and crop distribution industries is completed and
(3) additional genetic traits, including the high value output traits with specific characteristics that are useful to the purchaser of these enhanced crops, are launched commercially by Ag Biotech companies and the Company develops additional genetic tests for such traits.

          The Water Quality product category grew slightly during the third quarter of 1999, as the company and its partners continued the introduction of its products for the industrial and water treatment industries. These products are expected to become significant drivers of revenue growth for the Company in the second half of 2000 and thereafter, as customers introduced to the technology in 1998 and 1999 begin to realize the economic benefits that can be derived only by utilizing the Company's technology in order to operate critical water systems at optimum concentrations of valuable chemicals.

          These increases offset small decreases in the Company's Industrial and Medical product categories. These product categories are expected to remain constant or decrease slightly in sales volume from the third quarter 1999 volumes and become increasingly smaller portions of the Company's business mix as its Agriculture and Water Quality businesses grow.

          Manufacturing expenses increased approximately $1.6 million, or 97%, in the third quarter of 1999 over the comparable period in 1998. This is primarily attributable to the increased product related sales volumes described above.

          Research and development costs increased $142,000, or 30%, in the third quarter of 1999 when compared to the third quarter of 1998. The increase is attributable to a larger volume of product development expenses associated with new test kits being developed primarily for the agricultural market.

          Selling, general and administrative expenses increased $901,000, or 58%, in the third quarter of 1999 over the comparable period in 1998. This increase is the result of increased business activity for the Company and the acquisition of HTI and the OEM assets of ATAB, as described above.

          Interest expense increased $222,000 in the third quarter of 1999 when compared to the third quarter of 1998. This increase is due to the borrowings the Company made to purchase HTI in the first quarter of 1999, and the OEM assets of ATAB in the second quarter of 1999.

          Net income increased to $1.0 million from $443,000, or 128%, in the third quarter of 1999 versus the third quarter of 1998, for the reasons described above. Profits in the test kit segment increased to $1.3 million, principally as a result of the increase in sales of agricultural products. The antibody segment expenses exceeded revenues by $287,000, due primarily to $180,000 in interest incurred on the debt used to finance the acquisitions of HTI and the OEM assets of ATAB, and approximately $50,000 of costs incurred for goodwill amortization related to the HTI acquisition.


Nine Months Ended September 30, 1999 vs. September 30, 1998

          Net revenues for the first nine months of 1999 increased $4.7 million, or 39%, compared with the same period in 1998. Product related revenues for the first nine months of 1999 increased $4.7 million, or 42%, compared with the first nine months of 1998. This increase is primarily attributable to increases in the agricultural products category and the antibody business segment due to the acquisition of HTI and certain assets of ATAB during the first nine months of 1999 (see also note 6 to the consolidated financial statements) and were offset by a decrease in other product sales, where pre-commercial Macra Lp(a) test kits were sold to a corporate partner in 1998 and smaller decreases in the industrial/chemical and water quality categories.

          Manufacturing expenses increased $2.7 million in the first nine months of 1999 or 59%, compared to the first nine months of 1998. This increase is primarily attributable to the higher product related sales volumes as described above.

          Research and development costs increased by $436,000, or 33%, in the first nine months of 1999 versus the comparable period in 1998. This increase is primarily the result of increased development costs related to the introduction of new agricultural products.

          Selling, general and administrative expenses increased $865,000, or 16%, in the first nine months of 1999 versus the first nine months of 1998. This increase is due to the increased levels of business activity for the Company and the acquisition of HTI and the OEM assets of ATAB, as described above.

          Interest expense increased $488,000 in the first nine months of 1999 versus the comparable period in 1998. This increase is due to the borrowings the Company made to purchase HTI in the first quarter of 1999, and the OEM assets of ATAB in the second quarter of 1999.

          Excluding a $3.5 million one-time charge for in-process research and development acquired from HTI, which was taken during the first quarter of 1999, net income increased $271,000 or 22%, to $1.5 million from $1.2 million, during the first nine months of 1999 versus the first nine months of 1998. Profits in the test kit segment increased to $1.8 million, principally as a result of increased sales in agricultural products. The antibody segment expenses exceeded revenues by $249,000, due primarily to $330,000 in interest incurred on the debt used to finance the acquisitions of HTI and the OEM assets of ATAB, and approximately $100,000 of costs incurred for goodwill amortization related to the HTI acquisition.

Liquidity and Capital Resources

          The Company's working capital increased $35,000 from December 31, 1998 to $10.2 million at September 30, 1999. Cash, cash equivalents, restricted cash and short-term investments decreased $3.3 million to $2.6 million at September 30, 1999. This decrease was primarily attributable to the use of internal Company funds for the HTI and ATAB acquisitions.

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

          The Company has reviewed its own computer, communication, software and operating systems to determine if they are Year 2000 compliant. The Company conducted system-wide testing in the first quarter of 1999 on all internal network hardware and software, all enterprise system software and all user workstation hardware and software. The Company has replaced and modified the systems' hardware and software that were found not to be Year 2000 compliant. No major systems were found to be non-compliant. During the second quarter of 1999, the Company tested all internal and OEM equipment. No system failures were detected during the testing. The Company considers itself Year 2000 compliant. Accordingly the Company has not conducted any contingency planning. The Company relies primarily on third party provided software purchased and licensed commercially. This software is warranted to be Year 2000 compliant, and therefore the Company believes its Year 2000 risks are minimal. As a result, its historical and estimated future costs of remediation are not now, and are not expected to become, material.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          The Company has exposure to changing interest rates, and is currently not engaged in hedging activities. Interest on $3 million of outstanding indebtedness is at a fixed rate of 8.96% per annum, and the remaining principal bears interest at a variable rate of 3% over the published London Interbank Offered Rate.

          The Company conducts operations in Great Britain. The consolidated financial statements of the Company are denominated in U.S. Dollars and changes in exchange rates between foreign countries and the U.S. dollar will affect the translation of financial results of foreign subsidiaries into U.S. dollars for purposes of recording the Company's consolidated financial results. Historically, the effects of translation have not been material to the consolidated financial results.

                                     PART II



ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)           27 Financial Data Schedule (in electronic format only).

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           STRATEGIC DIAGNOSTICS INC
                           -------------------------
                                  (Registrant)

Signature                                   Title                                          Date
---------                                   -----                                          ------
/s/ RICHARD C. BIRKMEYER                    President and Chief Executive Officer          November 11, 1999
------------------------                    (Principal Executive Officer)
    Richard C. Birkmeyer

/s/ ARTHUR A. KOCH, JR.                     Vice President and Chief Operating Officer     November 11, 1999
-----------------------                     (Principal Financial Officer)
    Arthur A. Koch, Jr.