Form 10-K
period 1999-12-31
STRATEGIC DIAGNOSTICS INC/DE/
filed 2000-03-29
CIK 911649

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED)

                   For the Fiscal Year Ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [NO FEE REQUIRED]

                  For The Transition Period From _____ to _____

                          Commission File No. 0-684401

                           STRATEGIC DIAGNOSTICS INC.
             (Exact name of Registrant as specified in its charter)
                       -----------------------------------
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

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock,$.01 Par Value
                                (Title of class)

                       -----------------------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regu1ation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was $102,849,000 as of March 13, 2000.

     As of March 13, 2000 there were 16,552,596 shares outstanding of the Registrant's common stock, par value $.01 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement (the "Definitive Proxy Statement") to be filed with the Securities and Exchange Commission relative to the Company's 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

PART I................................................................................................................1

 ITEM 1.  BUSINESS....................................................................................................1
   Overview...........................................................................................................1
   Immunoassay Technology.............................................................................................1
   Markets and Products...............................................................................................3
   Major Customers....................................................................................................7
   Sales and Marketing Strategy.......................................................................................7
   Regulatory Approvals...............................................................................................8
   Manufacturing......................................................................................................9
   Research and Development..........................................................................................10
   Proprietary Technology and Patents................................................................................11
   Competition.......................................................................................................12
   Employees.........................................................................................................12
 ITEM 2.  PROPERTIES.................................................................................................13
 ITEM 3.  LEGAL PROCEEDINGS..........................................................................................13
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................................13
 EXECUTIVE OFFICERS OF THE REGISTRANT................................................................................14

PART II..............................................................................................................15

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS......................................15
 ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.......................................................................16
 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION......................17
   Forward Looking Statements........................................................................................17
   Overview..........................................................................................................17
   Results of Operations.............................................................................................18
   Year ended December 31, 1999 versus year ended December 31, 1998..................................................18
   Year ended December 31, 1998 versus year ended December 31, 1997..................................................19
   Liquidity and Capital Resources...................................................................................20
   Year 2000 Issues..................................................................................................20
   New Accounting Pronouncements.....................................................................................20
 ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................................21
 ITEM 8.   FINANCIAL STATEMENTS AND SUPLEMENTARY DATA................................................................22
 ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE......................22

PART III.............................................................................................................22

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.............................................................22
 ITEM 11. EXECUTIVE COMPENSATION.....................................................................................22
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.............................................22
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................................................23

PART IV..............................................................................................................23

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K............................................23

                                    PART I

ITEM 1. BUSINESS

Overview


         Strategic Diagnostics Inc. (the "Company") develops, manufactures, and markets immunoassay-based test kits and strip tests for rapid, cost-effective detection of a wide variety of different analytes in three primary market segments: water quality, industrial testing and agricultural. The Company is the entity resulting from the combination of EnSys Environmental Products, Inc. ("EnSys"), Ohmicron Corporation ("Ohmicron"), HTI BioProducts Inc. ("HTI"), TSD BioServices Inc. ("TSD") and Strategic Diagnostics, Inc. ("SDI"). On August 30, 1996, Ohmicron was merged with and into SDI. On December 30, 1996, SDI was merged with and into EnSys. The surviving entity was then renamed Strategic Diagnostics Inc. HTI and TSD were merged with and into SDI during 1999.

         The Company is a recognized leader in the field of immunoassay research, development and manufacturing and develops products in markets where the attributes of immunoassay technology (i.e. speed, ease-of-use, cost-effectiveness, quantitation, and flexibility), meet specific customer needs. The substances detected by the Company's test kits and strip tests include chemicals used to treat drinking water, proprietary chemicals used in industrial processes, environmental contaminants, pesticides, genetically engineered traits in plants, commonly referred to as genetically modified organisms, or GMOs, and diseases of commercial crops.

         The Company's tests for the detection of GMOs (Trait Check(R), GMO Check(R)), water-soluble polymers, pesticides and environmental contaminants (D TECH(R), EnviroGard(TM), EnSys RISC(TM) and RaPID Assay(R)) are well recognized in the immunoassay field testing market. The Company sells its environmental products through its direct sales force and through distributors. The Company's "one-step" strip tests hold a leading position in the emerging markets of analytical tests for the detection of water-soluble polymers and specific traits of genetically engineered plants. In addition to products serving the three primary markets, the Company manufactures and sells select immunoassay test kits for medical research applications.

         In addition to developing and marketing test kits and strip tests, the Company provides fully integrated antibody development and large scale manufacturing services to pharmaceutical and medical diagnostic companies through its newly formed operating division Strategic BioSolutions. Strategic BioSolutions was formed from consolidating the operations of TSD, HTI, which was purchased February 26, 1999, and the operating assets of the OEM business of Atlantic Antibodies, Inc., which was purchased on May 10, 1999.


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


         Once an antibody reagent that has the desired performance characteristics (sensitivity and specificity) has been identified, it can be incorporated into a test format that is appropriate for the customer's application. In the human clinical chemistry market, antibodies are employed as reagents on large, automated instruments that can analyze hundreds of samples per hour. In contrast, antibodies can also be packaged into single use, disposable formats such as home pregnancy tests. Immunoassays can be designed to be highly quantitative or yield a simple yes/no result. The type of test format chosen for any given application depends on the needs of the customer and may include factors such as ease-of-use, cost-per-test, number of samples to be tested, the location the test will be performed and experience of the user.


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

Markets and Products


         The Company sells products in the water quality, industrial testing, agricultural and antibody market categories through its direct sales force, through a network of over 40 distributors in Canada, Mexico, Latin America, Europe and Asia, and through its corporate partners. This section describes the Company's current markets and products as well as those in development.

         Agricultural

         The agricultural market segment includes tests to detect targeted traits in genetically engineered plants, two plant fungi, Rice Blast and Botrytis (crop testing), and tests to detect Genetically Modified Organisms
(GMOs) in food and food fractions (food testing).

         Seed Testing

         Genetically Engineered Crops. Agricultural companies are developing varieties of commercially important crops like corn, cotton and soybeans that have new additional genes which confer some commercial advantage to the plant, such as insect or pesticide resistance or enhanced growth or nutritional characteristics. Industry reports show that approximately 50% of the acreage used to produce soybeans and one quarter of the acreage used to grow corn in the U.S. was planted with genetically engineered seed in 1999, in comparison to only 0.5% in 1996.

         In 1995, a large agricultural biotechnology company that has developed proprietary varieties of herbicide and insect-resistant corn and cotton using genetic engineering technology commissioned the Company's first test in this market. Not all the seed produced by a genetically engineered plant contains the gene for the desired trait and therefore testing is required to evaluate the genetic characteristics of seeds. The Company has developed a simple `one-step' strip test that is used at the point of testing to determine if an individual plant contains the new genetic trait. Since 1995, the Company has also developed similar one-step products for other traits and crops. The Company is actively developing and/or manufacturing and/or selling field tests for genetically enhanced products developed by five of the six leading ag-biotech companies. Commercial seed producers use these products to ensure the quality of their products. This type of test can also be used for enforcement purposes in crops to prevent unlicensed application of the genetic technology.

         Sales of this strip test and similar products to detect the presence of genetically engineered traits in plants have been increasing rapidly since their introduction in the third quarter of 1995 and the Company believes sales will continue to grow. The number of acres of crops with genetically enhanced traits under cultivation grew rapidly in 1998 and further in 1999, and published reports indicate that the farmers' experience with these products was positive. Acreage is expected to grow further based on these results combined with the introduction of new traits currently under development, and with this increased volume, the Company expects sales of these products to grow. Additional tests for genetically engineered plants are currently under development. The Company estimates the market potential for its commercial crop tests could reach $20 million as planting acreage of genetically engineered plants grows and additional traits are introduced.

         Food Testing

         In 1998, a significant market opportunity for immunodiagnostic analysis was created. This opportunity arose from regulatory response to public demands to address a consumer's "right-to-know" whether a food product contains concentrations of Genetically Modified Organisms (GMOs). In May 1998, the European Commission enacted food regulations governing the labeling of foodstuffs that are derived from genetically-modified crops. The legislation affects food processors in all fifteen member states within the European Union. Under the European Commission's EC 258/97 and EC 1139/98, beginning March 1, 1999, food processors were required to label food ingredients for the presence of GMOs.

         During the second half of 1998, the Company entered into licenses to use proprietary genetic traits with major developers of genetically engineered plants, and began developing an immunodiagnostic test to detect the presence of GMOs at specified concentrations. This research and development was completed and the Company participated in a Joint Research Centre - Institute for Health and Consumer Protection Food Products Unit sponsored validation study of its first test kit. Validation studies are common in the food testing industry and are generally referred to as "Ring Studies." This Ring Study involved 38 qualified laboratories throughout Europe and was completed in December 1998. The JRC has informed the Company that its products have been validated to detect the presence of the tested traits at the thresholds established in the Ring Study protocol.

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

         Grain Testing

         Building on its extensive experience, in 1999 Strategic Diagnostics developed the first GMO test kits for the commodity grain and distribution business. In the same time a grain processor evaluates in-bound shipments for specific characteristics such as moisture content, the Company's test kits provide information as to genetic composition and concentration. Demand for this vital information is growing, as the Company's customers are required to supply genetic identification and concentration data to their customers. The Company currently offers test kits for corn, soybeans, and canola, the three largest agricultural commodities that incorporate genetic enhancements. The Company is actively developing additional products for these and additional crops such as wheat and rice so that as new genetic technology is commercialized in agriculture, the Company will be able to maintain its leadership position and provide the necessary analytical tools to meet the requirements of this large and growing market. The Company estimates the market potential for its grain and seeds tests to reach approximately $60 million as more processors adopt testing of shipments and identity preservation becomes more widespread.

         Mycotoxins

         Mycotoxins are toxins formed in grains such as corn, barley, and wheat by naturally occurring fungi. Many mycotoxins are associated with adverse health effects in both animals and humans. The FDA, in concert with the USDA, has developed minimum acceptable levels for the mycotoxins aflatoxin and vomitoxin. Testing is mandatory on all U.S. exported grains. Some mycotoxins do not break down upon processing, and therefore testing continues at the food processing level as well. The existing market for mycotoxin testing is greater than $20 million annually. Though it is a developed market in which we will compete with other established test providers, we believe we have an enhanced product with significant competitive advantages, including enhanced ease-of-use and rapid screening applications, and sales could develop rapidly.


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

         Water Treatment Polymers. The water treatment market encompasses both industrial and municipal water treatment systems. Water treatment chemicals, typically polymers, are critical to preparing finished drinking water in municipal settings and to controlling water quality in industrial settings. Competition between water treatment chemical manufacturers is intense and new chemicals have evolved to the point that some of the more effective chemicals are quite expensive. Cost-effective use of these chemicals requires careful control of polymer concentrations throughout the system in which they are being employed. Many of these polymers are toxic and have been implicated in fish kills when industrial effluents have been discharged to natural bodies of water. As a result, there is increased regulatory pressure to measure the amount of chemical being discharged into surface waters. Polymer detection is quite difficult and currently there is no other detection method capable of measuring these substances at the levels at which they are used or discharged in effluents.

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

         Total Trihalomethanes. Trihalomethanes are regulated, toxic by-products that result from chlorine disinfection of drinking water. The Company's test is a non-immunoassay-based test for the detection of `total trihalomethanes' (TTHMs). The test is fast, easy, inexpensive and detects TTHMs at levels much lower than the new proposed safe drinking water guideline. The Company's TTHM kit has received US EPA Method Approval (Method 8530).

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

         Environmental monitoring activities under SDWA and National Pollution Discharge Elimination System (NPDES) legislation require periodic testing for various hazardous chemicals. The nation's 58,000 drinking water systems test for contaminants such as metals, benzene, other volatile organic compounds and microbiological contamination. Approximately 6,400 major industrial and municipal wastewater treatment facilities monitor and test wastewater for contaminants such as chlorinated solvents, metals and volatile organic compounds. Hazardous waste handling and disposal companies carry out large volumes of analytical work, including pre-acceptance testing to determine the suitability of waste streams for disposal and routine testing of incoming shipments. In addition, the ongoing management of chemicals in the petrochemical and pesticide industries also results in the need to test samples at many points in the production, use and disposal cycle. Electrical utilities have ongoing analytical needs pertaining to disposal of PCB-containing materials.

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

         D TECH(R). The D TECH(R) tests are a latex filtration immunoassay format and provide for rapid, easy to use, on-site, field screening analysis of soil and water samples containing EPA Priority Pollutants like PCBs, PAHs, TNT, BTEX (benzene, toluene, ethylbenzene and xylene) and others. D TECH is simple to use, requires little or no user training, yields a semi-quantitative result and is ideally suited for true field applications where limited numbers of samples are analyzed at one time.

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

         Antibody Business

         The Company develops, manufactures and markets a comprehensive set of monoclonal and polyclonal antibody products and services through its Strategic BioSolutions division. Specific expertise includes hybridoma development and cell culture expertise, large-scale ascites and antibody production, large-scale purification, characterization and a complete array of related services.

         This division serves a wide range of customers including pharmaceutical, biotechnology, diagnostic companies and major research centers in the United States, the European Union and the Pacific Rim. During 1999, the Company significantly enhanced its presence in this market through the acquisition of HTI and the operating assets of the OEM business of Atlantic Antibodies as more fully described in the notes to the consolidated financial statements. The Company believes this division is one of the largest independent custom antibody operations in the United States. Throughout SDI's history, many significant product development and commercial supply agreements have followed from initial projects to develop and supply antibodies. The comprehensive customer base of this division has the potential to provide an even greater number of these meaningful opportunities.

         The division employs approximately 90 people and supplies critical reagents used in the Company's test kits in addition to the development and marketing activities described above.

         Other Products

         RapidChek(R) SRB. Sulfate Reducing Bacteria ("SRBs") are environmentally significant because they generate hydrogen sulfide gas and cause corrosion of stainless steel pumps, pipelines, and drilling rigs and result in the souring of oil reserves. SRBs can be controlled by the addition of treatment chemicals. Historically, the majority of testing in this market was performed using a culture method called the American Petroleum Institute Recommended Procedure No. 38. This method requires that samples be incubated from 14-28 days before a result is obtained. RapidChek(R) SRB test is a simple-to-use, field portable test that provides the user with accurate results in 20 minutes and allows for an immediate, more cost-effective application of treatment chemicals.

Major Customers

          In 1999, no customer accounted for 10% of the Company's revenues. In 1998, Delta and Pine Land Company accounted for 10% of the Company's revenues. Delta and Pine Land Company and Rohm and Haas Corp. each accounted for 10% of the Company's 1997 revenues.

Sales and Marketing Strategy

         As a result of the consolidation of SDI, EnSys, Ohmicron, EnviroGard(TM) and HTI businesses, the Company has formed an experienced sales and marketing organization of 41 individuals. In addition to its direct sales force, the Company sells product through an extensive network of distributors, and through its corporate partners.

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


-------------------------------------------------------------------------------------------
     EPA SW-846
       Method              D TECH(R)     EnSys RISC(TM)   EnviroGard(TM)   RaPID Assay(R)
                                                  -
No.         Analyte
-------------------------------------------------------------------------------------------
4010          PCP                        Soil & Water                          Soil
-------------------------------------------------------------------------------------------
4015          2,4-D                                      Soil & Water      Soil & Water
-------------------------------------------------------------------------------------------
4020          PCB           Soil          Soil & Oil         Soil              Soil
-------------------------------------------------------------------------------------------
4030          TPH                            Soil            Soil
4035          PAH                        Soil (APAH)      Soil (APAH)       Soil (APAH)
                                                                            Soil (CPAH)
-------------------------------------------------------------------------------------------
4040     Toxaphene                                           Soil
4041     Chlordane                                           Soil
4042     DDT                                                 Soil
-------------------------------------------------------------------------------------------
4050     TNT            Soil & Water                                       Soil & Water
4051     RDX            Soil & Water
-------------------------------------------------------------------------------------------
4670    Triazines                                                              Water
-------------------------------------------------------------------------------------------

8510          RDX                            Soil
8515          TNT                            Soil
8530          TTHM                          Water

-------------------------------------------------------------------------------------------

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

Manufacturing


         The Company currently manufactures over 270 different test kits for the detection of a wide array of analytes in five immunoassay formats; one-step strip tests, coated-tubes, latex particles, magnetic particles and microtiter plates. In addition to test kits, the Company supplies its customers with ancillary equipment and supplies including spectrophotometers, pipettes, balances and timers among others.

         The kit manufacturing process consists mainly of critical reagent production and in-process testing, filling and dispensing, labeling, kit assembly, quality control, packaging and shipping. The Company's Technical Reagents Manufacturing group produces critical reagents from its laboratories in Newark, Delaware. Sub-assemblies and finished kits are manufactured and shipped worldwide out of the Company's headquarters facility in Newark, Delaware.

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

Research and Development

         The Company engages in substantial research and development activities involving antibody and immunoassay development. In the three years ended December 31, 1999, 1998 and 1997, the Company incurred approximately $2,450,000, $1,922,000 and $1,580,000, respectively, in research and development expenditures, most of which are pursuant to customer research agreements or Corporate Partnerships. The Company's laboratory facilities located in Newark, Delaware were designed and built specifically for conducting research and development relating to antibody and immunoassay technology. These facilities include the state-of-the art, GMP, American Association for Accreditation of Laboratory Animal Care ("AAALAC") approved, Strategic BioSolutions antibody development and large-scale production facility. The Company has assembled a scientific staff with extensive experience in the development of monoclonal and polyclonal antibodies, immunogens and assay reagents.

         The Company's assay development scientists are experienced in developing tests in a variety of different immunoassay formats including one-step strips, latex filtration, magnetic particles, coated tubes and microtiter plates. Research and development personnel have complementary skills in several advanced research disciplines, including synthetic organic chemistry, protein chemistry, biochemistry, immunology, immunochemistry, microbiology and soil science. In addition to the technical expertise resident within research and development, Strategic Biosolutions provides the Company, as well as its outside clients, with large-scale GMP production, bioprocessing, purification and quality control of antibodies and reagents.

         The Company's research and development activities are focused on developing products to expand its manufacturing base and leverage its Sales and Marketing organization. The Company is a recognized leader in the field of contract antibody and immunoassay research and development in the industrial, water quality and agricultural sectors, and markets its services primarily to large chemical and pharmaceutical companies. Product development is typically performed in collaboration with a corporate partner that has identified a specific market need and provides funds to the Company to develop an assay. Research and development contracts are typically structured so that technology developed within the program is co-owned by the Company and its partner and the Company maintains exclusive manufacturing rights.

         To the extent the Company believes that improvements to existing products significantly enhance competitiveness, expand a market or improve market penetration, the Company has periodically funded such efforts. In the markets where the Company has chosen to compete, rapid field screening tests are highly valued and the Company is actively engaged in developing proprietary technology to better meet those needs and enhance the Company's overall performance. Through its continuing development of tests to detect genetically engineered plants and water treatment polymers, the Company has gained extensive expertise in the development and manufacture of one-step strip tests, and is working aggressively to further develop this technology.

         The Company's technology organization, including research and development, Strategic BioSolutions, Technical Reagents Manufacturing, and Technical Marketing Support consists of approximately 59 individuals of which 20 hold advanced academic degrees.

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

         Additionally, the Company seeks to protect its technology and processes through the patent process. The Company currently holds 19 issued U.S. patents and the claims for another are in a state of allowance. Two U.S. patents have been licensed for exclusive use by the Company and 6 U.S. patent applications are pending. Two new applications were filed in 1999 in the field of testing for genetically enhanced agricultural crops.

------------------------------------------------------------------------------------------------------------

U.S. Patent          Title

------------------------------------------------------------------------------------------------------------
4,999,286            Sulfate reducing bacteria determination and control
5,200,346            Aldicarb immunoassay by sulfone equivalents
5,411,869            Immunological analogs for captan
5,449,611            Polyaromatic hydrocarbon (PAH) immunoassay method, its components and a kit for use in performing the same
5,484,709            Immunoassay method for detecting an immunologically non-remarkable compound
5,547,877            Methods for the rapid detection of toxic halogenated hydrocarbons and kits useful in performing the same
5,558,996            Fungus extraction method and kit
5,576,187            Standards for phosphorothioate insecticide immunoassays
5,593,850            Monitoring of industrial water quality using monoclonal antibodies to polymers
5,618,681            Polyaromatic hydrocarbon (PAH) immunoassay method, its components and a kit for use in performing the same
5,658,463            Kits and processes for extraction of analytes from solid materials
5,679,574            Quantitative test for oils, crude oil, hydrocarbon, or other contaminants in soil and a kit for performing the same
5,691,148            A petroleum immunoassay method, its components and a kit for performing the same
5,891,657            Immunoassay standards for volatile analytes with benzene rings
5,780,250            Immunoassay standards for polyaromatic hydrocarbon detection
5,834,222            Polychlorinated Biphenyls (PCB) immunoassay method
5,858,692            PCB immunoassay
5,874,216            Indirect label assay device for detecting small molecules and method of use thereof
5,994,145            Reagents, methods and kits for detecting TCE and PCE
5,541,079            Monoclonal and polyclonal antibodies and test method for determination of organophosphates (license)
5,429,952            Marking of products to establish identity and source (license)

         The Company believes that low-cost, easy to use, rapid field screening tests have the potential to be significant products in its chosen markets. Therefore, the Company is aggressively developing technology relating to immunoassay formats with those features. Two of the Company's pending applications involve one-step strip test formats, one of the applications has to do with a novel latex filtration test format, and one has to do with novel point-of-care diagnostic devices.

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

         Currently, the Company believes that there are no similar competing immunoassay products for the Company's RapidChek(R) Rice Blast, Botrytis and SRB, proprietary chemical, industrial marker or water treatment polymer tests. Competing products have begun to emerge in the testing for GMOs in seed and grain applications. Competitive products have been announced for corn tests by two smaller, privately held companies. The Company believes that it has several competitive advantages, including the specificity and faster time to result of its products over those of the current competing products.

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

Employees

         As of December 31, 1999, the Company employed 193 full time and 2 part time individuals including 185 regular and 10 contract employees. All of the Company's employees have executed agreements with the Company agreeing not to disclose the Company's proprietary information, assigning to the Company all rights to inventions made during their employment, and prohibiting them from competing with the Company. None of the Company's employees are covered by collective bargaining agreements. The Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES

         The Company is headquartered in Newark, Delaware, and occupies approximately 28,000 square feet of space under an operating lease expiring in December 2007. The Company also leases approximately 26,000 square feet of manufacturing and research space also in Newark, Delaware under three operating leases that expire in October 2000, October 2001 and November 2003, respectively.

          The Company leases regional sales offices near London, England, and Chestnut Hill, Massachusetts. The Company also leases warehouse space of 1,600 square feet or less with leases that run one year or less. The Company believes that its equipment and facilities are adequate for its present purposes.

         Strategic BioSolutions occupies approximately 8,000 square feet of manufacturing, research and animal facility space, in Newark, DE and owns and occupies approximately 45 acres of farmland near San Diego, California and 120 acres of farmland near Windham, Maine.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended December 31, 1999.

 EXECUTIVE OFFICERS OF THE REGISTRANT


         The executive officers of the Company, their positions with the Company and ages are as follows:

         Name                               Age                        Position
         ----                               ---                        --------
         Richard C. Birkmeyer               46                         President and Chief Executive Office
         Kelly J. Cullum                    39                         Vice President - Sales and Marketing
         Arthur A. Koch, Jr.                46                         Vice President - Finance & Chief Operating Officer
         Martha C. Reider                   45                         Vice President - Quality Assurance/Human Resources
         James W. Stave, Ph.D.              45                         Vice President - Research and Development

         Richard C. Birkmeyer, age 46, cofounded SDI in 1990 and has served as its President and Chief Executive Officer and a director since its inception. Prior to founding SDI, Mr. Birkmeyer was employed by E.I. du Pont de Nemours ("DuPont") from 1983 to 1990, where he most recently served as Product Manager. Mr. Birkmeyer received a Ph.D. in Biochemistry/Immunology from the State University of New York at Binghamton and his BS in Biology from the State University of New York at Plattsburgh. In addition, Mr. Birkmeyer completed post-doctoral research in immunogenetics at Iowa State University.

         Kelly J. Cullum, age 39, joined the Company in February 1998 as Vice President - Sales and Marketing. Prior to joining the Company, Ms. Cullum was employed at Idexx Laboratories in Tokyo, Japan, as Corporate Vice President, Pacific Rim Division. From 1994 to 1995, Ms. Cullum was Global Director of Marketing for Veterinary Products Division at Idexx. Prior to this position and since 1987, Ms Cullum held a variety of sales management positions at Idexx. Ms. Cullum received her BS in Marketing from the University of Massachusetts, Amherst.

         Arthur A. Koch, Jr., age 46, joined the Company in April 1997 as Vice President - Finance and Chief Financial Officer. In October 1998, Mr. Koch was appointed the Company's Chief Operating Officer. Prior to joining the Company, Mr. Koch was Vice President and Chief Financial Officer of Paracelsian, Inc., a publicly held biotechnology company. From 1992 to 1995, Mr. Koch was Vice President and Chief Financial Officer of IBAH, Inc. a publicly held contract clinical research corporation. Mr. Koch received a BA in Business Administration from Temple University and is a Certified Public Accountant.

         Martha C. Reider, age 45, co-founded SDI in 1990 and served as Vice President - Manufacturing and Secretary since inception through 1998. In 1998 Ms. Reider was appointed Vice President Quality Assurance/Human Resources. Ms. Reider continues to serve as the Corporate Secretary. From inception to December 30, 1996, Ms. Reider was a director of SDI. Prior to founding SDI, Ms. Reider worked for DuPont from 1976 to 1990 where she most recently served as supervisor of Quality Control and Quality Assurance. Ms. Reider received her BA in Biological Sciences from Ohio Northern University.

         James W. Stave, age 45, joined SDI in March 1991 as a research group leader. Subsequently, Dr. Stave was promoted to director of Research and Development, in October 1993 was promoted to Vice President - Research and Development. Prior to joining SDI, Dr. Stave worked for DuPont. Molecular Genetics, Inc. and the U.S. Department of Agriculture. Dr. Stave received his Ph.D. in Microbiology from the University of Maryland and his B.S. in Biology from Michigan Technological University.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on The Nasdaq National Market under the symbol "SDIX". Set forth below are the quarterly high and low bid prices for the shares of Common Stock of the Company as reported by Nasdaq withour retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

                                          Common Stock Price Range
                                           High              Low
                                           ----              ---
Fiscal Year Ended

December 31, 1999:
First Quarter                             3                 1 3/4
Second Quarter                            3 31/32           2 1/8
Third Quarter                             10 1/16           3 3/4
Fourth Quarter                            9 1/4             5 1/32

December 31, 1998:
First Quarter                             4 3/4             2 1/2
Second Quarter                            4                 2 7/8
Third Quarter                             3 5/8             1 29/32
Fourth Quarter                            2 5/8             1 5/8


         On March 13, 2000 there were approximately 4,712 holders (212 holders of record) of the Common Stock of the Company. The Company has never paid any cash dividends on its Common Stock and pursuant to the Company's acquisition financing agreement with First Union National Bank, the Company's commercial bank, no dividends of distributions may be paid on account of its Common Stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                     Year Ended December 31,
                                                                                     -----------------------
                                                               1999          1998          1997          1996(1)          1995
                                                               ----          ----          ----          -------          ----
STATEMENT OF OPERATIONS DATA:                                             (in thousands, except share and per share data)
Revenues:
         Product related                                  $    21,225   $    14,172   $    12,703     $    3,402       $    1,605
         Contract and other                                     1,309         1,553         1,717          2,435            2,084
                                                          -----------   -----------    ----------     ----------       ----------
         Total revenues                                        22,534        15,725        14,420          5,837            3,689
Operating expenses:
         Manufacturing cost of sales                            9,078         6,222         5,305          2,839            1,288
         Research and development                               2,450         1,922         1,580          1,569            2,272
         Selling, general and administrative                    8,668         7,156         6,132          1,737            1,190
         Acquired research and development                      3,500             -             -          8,266                -
                                                          -----------   -----------    ----------     ----------       ----------
         Total operating expenses                              23,696        15,300        13,017         14,411            4,750
Operating income (loss)                                        (1,162)          425         1,403         (8,574)          (1,061)
Interest and other income (expense), net                         (372)          356           274            186             (165)
                                                          -----------   -----------    ----------     ----------       ----------
Income (loss) before taxes.                               $    (1,534)         $781   $     1,677     $   (8,388)      $   (1,226)
                                                          -----------   -----------    ----------     ----------       ----------
         Income tax benefit                                     5,317             -             -              -                -
                                                          -----------   -----------    ----------     ----------       ----------
Net income (loss)                                              $3,783          $781   $     1,677     $   (8,388)      $   (1,226)
                                                          -----------   -----------    ----------     ----------       ----------
Preferred stock dividends                                         (32)            -             -              -                -
Accretion of redeemable preferred
         stock liquidation value(1)                                 -             -             -           (635)            (367)
                                                          -----------   -----------    ----------     ----------       ----------
Net income (loss) applicable to common
         stockholders                                     $     3,751   $       781    $    1,677     $   (9,023)      $   (1,593)
                                                          ===========   ===========   ===========     ==========       ==========
Basic net income (loss) per share
         applicable to common stockholders                $      0.26   $      0.06         $0.13     $    (2.12)      $    (0.46)
                                                          ===========   ===========   ===========     ==========       ==========
Shares used in computing basic net income (loss)
         per share applicable to common stockholders       14,374,000    13,174,000    13,084,000      4,248,000        3,464,000
                                                          ===========   ===========   ===========     ==========       ==========
Diluted net income (loss) per share
         applicable to common stockholders                $      0.22   $      0.05   $      0.11         $(2.12)      $    (0.46)
                                                          ===========   ===========   ===========     ==========       ==========
Shares used in computing diluted net income (loss)
         per share applicable to common stockholders       17,088,000    16,103,000    15,712,000      4,248,000        3,464,000
                                                          ===========   ===========   ===========     ==========       ==========

                                                                                       December 31,
                                                                                       ------------
                                                               1999          1998          1997          1996(1)          1995
                                                               ----          ----          ----          -------          ----
BALANCE SHEET DATA:
Cash and cash equivalents                                 $     2,491   $     1,864   $     2,580     $      917       $       35
Short-term investments                                              -         3,990         3,638          5,710                -
                                                          -----------   -----------    ----------     ----------       ----------
         Sub total                                              2,491         5,854         6,218          6,627               35

Working capital (deficit)                                      10,130        10,158         9,403          7,170             (891)

Total Assets                                                   29,672        15,093        14,060         14,581            2,076

Redeemable convertible preferred stock(1)                           -             -             -              -            3,879

Long-term debt                                                  6,275           265            25             50                -

Stockholders' equity (deficit)                                 19,210        13,155        12,340         10,673           (4,064)


(1) The redeemable convertible preferred stock was reclassified into stockholders' equity in connection with the Ensys merger.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Forward Looking Statements

         This Form 10-K contains forward-looking statements reflecting the Company's current expectations. When used in this Form 10-K, the words "anticipate", "enable", "believe", "estimate", "expect", "intend", "potential", "will" and similar expressions as they relate to the Company are intended to identify said forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, which may cause actual results to differ from those anticipated at this time. Such risks and uncertainties include, without limitation, the Company's ability to manage growth, the integration of acquired companies, including HTI, unknown changes related to acquisitions such as the amortization of significant goodwill and other intangible assets, changes in demand for products, delays in product development, delays in market acceptance of new products, inability to obtain required governmental approvals, modifications of governmental regulations, modifications to development and sales relationships, the ability to achieve anticipated growth, seasonality, competition and other factors more fully described in the Company's public filings with the U.S. Securities and Exchange Commission.

Overview

         The Company develops, manufactures and markets immunoassay-based test kits for rapid and inexpensive detection of a wide variety of substances in the agricultural, water quality and environmental market segments. Through its Strategic BioSolutions division, the Company also provides antibody and immunoreagent research and development production services.

         Since its inception, the Company and its predecessors have in addition to conducting internal research and development of new products, entered into research and development agreements with multiple corporate partners that have led to the introduction of various products to the water quality, environmental testing, agricultural and other markets. These agreements generally provide that sales and marketing costs associated with a new product are borne by the corporate partner. In addition, the Company currently sells directly or through distributors other products that it has independently developed or acquired. The Company believes that its competitiveness has been enhanced through the combinations of talents, technology and resources resulting from the relationships and the acquisitions it concluded during the past four years. These relationships and acquisitions have enabled the Company to achieve meaningful economies of scale for the unique products it offers through the utilization of its consolidated facilites in Newark, Delaware, for the manufacture of test kits, antibodies and biochemicals, its facility located outside of San Diego, California for the manufacture of antibodies and biochemicals and its facility located in Windham, Maine for the manufacture of custom, high-volume bulk polyclonal antibodies. These economies of scale, in turn, enable the Company to offer its customers the most appropriate test for each specific customer application.

         Another key strategy that the Company used to develop its business was the formation in 1991 of TSD BioServices, a joint venture between the Company and a subsidiary of Taconic Farms of Germantown, NY. Taconic Farms is a privately held company whose business is the production and sale of mice and rats, primarily to the research community. In 1996, the joint venture was dissolved and the Company's interests were distributed into a wholly owned subsidiary, TSD BioServices, Inc. ("TSD"). With TSD and the 1999 acquisitions of HTI and the operating assets of the OEM business of Atlantic Antibodies, the Company formed a new operating division, Strategic BioSolutions, which has now become one of the largest producers of antibodies in the United States. The mission of Strategic BioSolutions is to supply monoclonal and polyclonal antibodies, immunochemical reagents and related services to medical diagnostic and pharmaceutical companies, as well as research institutions.

         The Company believes that its products in the agricultural, water quality and environmental testing markets are unique and fill potentially large, unmet needs. The Company also believes that its products and technology currently being developed have broad application in diverse markets. The Company believes that its established product base, quality manufacturing expertise, experienced sales and marketing organization, established network of distributors, corporate partner relationships and proven research and development expertise will be critical elements of its potential future success.

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

Results of Operations

Year ended December 31, 1999 versus year ended December 31, 1998

         Revenues: Net revenues increased $6.8 million or 43% in 1999 versus 1998. This increase is the result of a $7.1 million or 50% increase in product related revenues offset by a $244 thousand or 16% decrease in contract and other revenues. The growth in product revenues is primarily attributable to increases in sales of products in the agricultural category, (tests to detect genetic traits in genetically engineered plants) as sales in this category of products grew 125% from the levels achieved in 1998, resulting from the expansion of the agricultural product line to include kits designed for the quality assurance of foundation seed and the launch of a product line designed for the food processing and grain industry. 1999 included sales to distributors in the U.S., Japan and parts of Europe and South America. Increases in revenues of antibody products grew 187% from the 1998 levels, due primarily to the inclusion of revenues from the HTI acquisition in February of 1999, and the acquisition of the operating assets of the OEM business of Atlantic Antibodies in May of 1999, for which there were no comparable 1998 revenues. These increases were partially offset by decreases in the Company's industrial/chemical category of 21%, water quality category of 6% and other products category when compared to the 1998 revenues recorded in these categories. Revenues in the other products category in 1998 included the sale of a line of antibodies and pre-commercial Macra Lp(a) testing kits as described below for which there were no comparable amounts in 1999. The decline in contract and other revenues is primarily the result of the Company's continued emphasis on internal research and development programs versus contractual research and development programs.

         Operating Expenses: Operating expenses increased $4.9 million or 32% in 1999 to $20.2 million from $15.3 million in 1998, exclusive of the $3.5 million one-time charge for acquired research and development as a result of the HTI acquisition. This increase is primarily attributable to an increase in the general business activity that occurred during the year and is described below.

         Manufacturing expenses, which include the cost of products sold, increased $2.9 million or 46% in 1999 to $9.1 million from $6.2 million in 1998. This is primarily the result of the 50% increase in product related revenues the Company experienced in 1999 versus the same period in 1998.

         Research and development expenses increased $528 thousand or 27% in 1999 to $2.5 million from $1.9 million in 1998. This increase was due to the Company's continuing investment in new product development for its agricultural category of products (tests to detect genetic traits in genetically engineered plants).

         Selling, general and administrative expenses increased $1.5 million or 21% in 1999 to $8.7 million from $7.2 million in 1998. Additional costs and acquired personnel, related to the acquisitions of HTI and the operating assets of the OEM business of Atlantic Antibodies, and the subsequent expansion of the antibody business through Strategic BioSolutions were the primary reasons for the increased costs in this category.

         For the year ended December 31, 1999, the Company incurred a one-time special charge of $3.5 million for In-Process Research and Development related to the acquisition of HTI. This item is more fully described in Note 3 to the Financial Statements "Mergers and Acquisitions".

         Net Interest and Other Income: Net interest and other income decreased $728 thousand or 204%, due to the interest paid on the $9 million of acquisition financing used in the purchase of HTI and the operating assets of the OEM business of Atlantic Antibodies.

         The Company has approximately $8.2 million of gross deferred tax assets consisting primarily of the future tax benefit from net operating loss carryforwards. In the fourth quarter of 1999, the Company concluded that it is more likely than not it will realize a portion of the benefit of such tax assets. Accordingly, the Company has reduced the valuation allowance against the asset and recorded a tax benefit of $5.3 million in December 1999. Due to the recognition of the Company's tax benefit in 1999, the Company expects that its effective tax rate in future periods will approximate 38 to 40 percent.

         The recognition of these deferred tax assets under SFAS 109 has no impact on the company's cash flows for income taxes despite the change in the Company's effective tax rate. The recognition of these deferred tax assets impacted reported earnings per share due to the benefit recorded to the statement of operations.

         Net Income: Net income increased $1.2 million or 152%, (exclusive of the $5.3 million income tax benefit and the $3.5 million one-time acquired research and development charge, recorded in connection with the HTI acquisition). This increase is primarily attributable to the increased sales of the Company's agricultural and antibody products, and the corresponding economies of scale realized by the Company's higher level of business activity.

Year ended December 31, 1998 versus year ended December 31, 1997

         Revenues: Revenues increased $1.3 million in 1998 or 9% over 1997. This increase is the result of a $1.5 million (12%) increase in product related revenues, offset by a $164 thousand (10%) decrease in contract and other revenues. Product related revenues increased to $14.2 million from $12.7 million in 1998 from 1997. This growth in product revenues is primarily attributable to increases in sales of products in the agricultural category (tests to detect traits in genetically engineered plants) of $1.3 million (62%), TSD BioServices category (custom monoclonal antibody production and purification) of $651 thousand (31%) and Other revenue category (includes the sale of a line of antibodies for $400,000 to a major customer and the $600,000 sale of pre-commercial Macra Lp(a) test kits pursuant to the June 1998 supply agreement with a major customer, both occurring during the second quarter of 1998) $1.1 million (196%), all increases over the 1997 revenues recorded in these categories. These increases were partially offset by decreases in the Industrial/Chemical category $354 thousand (7%), and Water Quality category $1.2 million (41%), when compared to the 1997 revenues recorded in these categories. The decline in contract and other revenues is the result of the Company's focusing its efforts on the food testing market during the second half of 1998.

         During the second half of 1998, the Company strategically refocused its efforts and devoted significant resources to enter the European Market for food testing to detect the presence of Genetically Modified Organisms (GMOs) in agricultural commodities and food fractions that are used to manufacture finished food products. This focus resulted in a reduction in contract and other revenues and an increase in research and development, selling, general and administrative expenses.

         Operating Expenses: Operating expenses increased $2.3 million (18%) in 1998, from $13.0 million in 1997 to $15.3 million in 1998. This increase is primarily related to an increase in the general business activity that occurred during the year and is described below.

         Manufacturing expenses, which include the costs of products sold, increased $917 thousand (17%) in 1998 to $6.2 million. Increased costs in materials, labor and overhead were associated with the mix of products sold in 1998 versus 1997.

         Research and development expenses increased $342 thousand (22%) to $1.9 million in 1998 from $1.6 million in 1997. This increase was due to the higher costs of labor and materials associated with additional staff required to develop new, and modify existing products for the Company's entry into the European GMO food testing market.

         Selling, general and administrative expenses increased $1 million (17%) to $7.2 million in 1998 from $6.1 million in 1997. Increased costs for public relations, sales consulting, advertising and travel were recorded as the Company increased its exposure in the markets it serves. Additional expenses were incurred as efforts in the second half of 1998 were focused on the Company's entry into the European market for GMO testing. The Company reorganized its sales and marketing efforts in the second half of 1998 to focus on this rapidly emerging opportunity. This major reorganization included closing two sales offices in the industrial sales group, consolidating certain sales responsibilities to the Company's headquarters and reassigning other individuals to cover the agricultural market.

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

Liquidity and Capital Resources

         The Company's working capital which consists principally of cash, accounts receivable and inventory, decreased $28 thousand in 1999 to $10.1 million at December 31, 1999 from $10.2 million at December 31, 1998. This decrease is attributable to the 62% increase in accounts receivable from $3.7 million in 1998 to $6.0 million in 1999, the 58% net decrease in cash, cash equivalents and short-term investments from $5.9 million in 1998 to $2.5 million 1999, and the 198% increase in inventory from $1.9 million in 1998 to $5.5 million in 1999 offset by the increase in current liabilities of $2.5 million. During 1999, the Company began to market certain products in the agricultural products category through independent distributors. Future sales through these additional distribution channels could be substantial but difficult to predict from quarter to quarter, and the terms for payment of these types of sales are somewhat extended from the Company's typical payment terms for direct sales and will continue to evolve as business needs dictate.

         For the year ended December 31, 1999, the Company satisfied all of its cash requirements from cash available and on-hand, and from a financing agreement with a commercial bank for $9 million in acquisition financing for the purchase of HTI and the operating assets of the OEM business of Atlantic Antibodies. At December 31, 1999, the Company had $6.3 million in long-term debt and stockholders' equity of $19.2 million.

         The Company believes it has, or has access to sufficient assets to meet its operating requirements for the forseeable future. The Company's ability to meet its long-term capital requirements will depend on a number of factors including the success of its current and future products, the focus and direction of its research and development program, competitive and technological advances, future relationships with corporate partners, government regulation, the Company's marketing and distribution strategy and the success of the Company's plan to make future acquisitions. Accordingly, no assurance can be given that the Company will be able to meet the future liquidity requirements that may arise from these inherent and similar uncertainties (see Note 11 to the Consolidated Financial Statements.)

Year 2000 Issues

         The Company has not experienced any Year 2000 issue problems or disruptions. The Company will continue to contact critical suppliers, collaborators and partners to determine if their operations, as they relate to the Company, are Year 2000 compliant. The Company cannot presently estimate the impact of the failure of such third parties to be Year 2000 compliant.

         Although the Company will take all practical measures to prevent problems related with the Year 2000 programming issues, such problems and failures may occur which could seriously affect the Company's progress. Because of the unprecedented nature of such problems, the extent of the effect on the Company's progress cannot be certain.

New Accounting Pronouncements

         On December 3, 1999, the staff of the Securities and Exchange Commission, or SEC, issues Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB No. 101. SAB No. 101 provides the SEC staff's views on the recognition of revenue including nonrefundable technology access fees received by biotechnology companies in connection with research collaborations with third parties. SAB No. 101 states that in certain circumstances the SEC staff believes that up-front fees, even if nonrefundable, should be deferred and recognized systematically over the term of the research agreement. SAB No. 101 requires registrants to adopt the accounting guidance contained therein by no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999. The adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Statement 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure the instrument at fair value. The accounting changes in the fair value of a derivative depend on the intended use of the derivative and the resulting designation. This Statement, as amended, is effective for the first fiscal quarter beginning after December 31, 2000. The adoption of this standard will not have a material impact on the Company's earnings or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8. FINANCIAL STATEMENTS AND SUPLEMENTARY DATA

         The following consolidated financial statements and supplemental quarterly financial data of the Company and its subsidiaries are included as part of this Form 10-K:

                                                                               Page
                                                                               ----
Independent Auditors Report - 1999 and 1998.....................................F-1

Report of Independent Public Accountants 1997...................................F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998....................F-3


Consolidated Statements of Operations for each of the years
         in the three year period ended December 31, 1999.......................F-4

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive
         Income for each of the years in the three year period ended December
         31, 1999...............................................................F-5


Consolidated Statements of Cash Flows for each of the years
         in the three year period ended December 31, 1999.......................F-6

Notes to Consolidated Financial Statements......................................F-7

Quarterly Financial Data (unaudited)............................................F-18


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

(a) 1. Financial Statements
---------------------------

    See the Consolidated Financial Statements which begin on page F-1 of this Report.

    2. Financial Statement Schedules
    --------------------------------

    Financial statement schedules are omitted because they are either not required or not applicable or the required information is reflected in the financial statements or notes thereto.

    3. Exhibits
    -----------

                                                                                       Previous
Exhibit                                                                                Exhibit
Number                                                                                  Number
------                                                                                 --------
3.1      Fourth Amended and Restated Certificate of Incorporation of the Company      (1)        4.1

3.2      Amended and Restated Bylaws of the Company                                   (1)        4.2

4.1      Reference is made to Exhibits 3.1 and 3.2

4.2      Forms of Warrants to Purchase Common Stock of the Company                    (1)        4.4

10.1     Warrant Agreement dated June 1, 1991 between John Hancock                    (2)       10.5
         Leasing Corporation and the Company, as amended December 19, 1991

10.3     EnSys Environmental Products, Inc. 1993 Stock Incentive Plan*                (2)       10.17

10.4     Amended and Restated EnSys Environmental Products, Inc. 1995
         Stock Incentive Plan*                                                        (3)

10.5     EnSys Environmental Products, Inc. 401(k) Plan Adoption
         Agreement                                                                    (2)       10.18

10.6     Lease Agreement dated June 1, 1989, between the Company and                  (2)       10.20
         Imperial Center Partnership and Petula Associates, Ltd. for premises at 4222 Emperor Boulevard, Morrisville, North Carolina, as
         amended December 22, 1991 and April 7, 1993

10.9     License Agreement by and between the Company and Meridian                    (4)       10.22
         Diagnostics, Inc. dated July 24, 1994

10.10    Asset Purchase Agreement among EnSys, Millipore Corporation,                 (5)        2.1
         and ImmunoSystems, Inc.

10.11    Agreement and Plan of Merger by and between EnSys and Strategic              (1)        2.1
         Diagnostics Inc. dated as of October 11, 1996

10.14    Employment Agreement dated December 30, 1996 by and between                  (6)       10.14
         Richard C. Birkmeyer and the Company*

10.15    Employment Agreement dated December 30, 1996 by and between                  (6)       10.15
         Grover C.Wrenn and the Company*

10.16    Registration Rights Agreement dated December 30, 1996 between                (6)       10.16
         the Company and the stockholders listed therein

10.18    Industrial Lease dated October 26, 1993, by and between Tober &              (6)       10.18
         Agnew Properties, Inc. and Strategic Diagnostics Incorporated

10.19    Industrial Lease dated August 9, 1990, by and between Tober &                (6)       10.19
         Agnew Properties, Inc. and Strategic Diagnostics Incorporated

10.20    Industrial Lease dated June 7, 1991 by and between Tober &                   (6)       10.2
         Agnew Properties, Inc. and TSD BioServices

10.21    Lease agreement dated October 29, 1997 by and between Pencader               (7)       10.21
         Courtyard, L.P. and Strategic Diagnostics Inc.

10.22    1998 Employee Stock Purchase Plan

10.23    Asset Purchase Agreeement dated as of May 11, 1999 by and among              (8)        2.1
         Strategic Diagnostics Inc., DiaSorin Inc., a Delaware corporation and
         Atlantic Antibodies, Inc., a Delaware corporation

10.24    Promissory Note in the amount of $3 million, dated May 11, 1999,             (8)       10.1
         payable to First Union National Bank.

10.25    Stock Purchase Agreement dated as of February 26, 1999 by and among          (9)        2.1
         Strategic Diagnostics Inc. and Robert J. Harman, Michael M. Dale,
         Eric S. Bean and Sean Boyd

10.26    Certificate of Powers, Designations, Preferences and Rights of the Series B  (9)        4.1
         Convertible Preferred Stock of the Company filed with the Secretary of the
         State of Delaware on February 26, 1999

10.27    Loan and Security Agreement, dated February 26, 1999, among the Company,     (9)       10.1
         TSD BioServices, Inc., and First Union National Bank

10.28    Promissory Note in the amount of $6 million, dated February 26, 1999,        (9)       10.1
         payable to First Union National Bank

21.1     Subsidiaries of the Company                                                  (6)       21.1

24.1     Consent of KPMG LLP

24.2     Consent of Arthur Andersen LLP

27       Financial Data Schedule (in electronic format only)

---------------------------------------------

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

(8) Incorporated by reference to the identically numbered exhibit contained in the Company's Form 8-K filed on May 26, 1999

(9) Incorporated by reference to the identically numbered exhibit contained in the Company's Form 8-K filed on March 15, 1999

*Management contract or compensatory plan.


(b) Reports on Form 8-K (b)
---------------------------

    None.

                           INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Strategic Diagnostics Inc.:

We have audited the accompanying consolidated balance sheets of Strategic Diagnostics Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the two-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Strategic Diagnostics Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1999 in conformity with generally accepted accounting principles.


                                                      KPMG LLP

Philadelphia, Pennsylvania
February 23, 2000

                           INDEPENDENT AUDITORS' REPORT

To Strategic Diagnostics Inc.:

We have audited the accompanying consolidated statements of operations, stockholders' equity and comprehensive income and cash flows of Strategic Diagnostics Inc. (a Delaware corporation) and subsidiaries for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of Strategic Diagnostics Inc. and subsidiaries and their cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                    Arthur Andersen LLP


Philadelphia, Pennsylvania
January 30, 1998

                  STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                                  December 31,  December 31,
---------------------------------------------------------------------------------------------
                                                                      1999         1998
---------------------------------------------------------------------------------------------
 ASSETS
---------------------------------------------------------------------------------------------
 Current Assets
    Cash and cash equivalents                                        $ 2,491      $ 1,864
    Short-term investments                                                 -        3,990
    Receivables, net                                                   6,021        3,653
    Inventories                                                        5,524        1,855
    Other current assets                                                 281          469
---------------------------------------------------------------------------------------------
      Total current assets                                            14,317       11,831
---------------------------------------------------------------------------------------------

 Property and equipment, net                                           3,289          835
 Other assets                                                            431          494
 Deferred tax asset, net                                               7,071            -
 Intangible assets, net                                                4,564        1,933
---------------------------------------------------------------------------------------------
      Total assets                                                   $29,672      $15,093
---------------------------------------------------------------------------------------------
 LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------
 Current Liabilities
    Accounts payable                                                 $ 1,375         $802
    Accrued expenses                                                     697          788
    Taxes payable                                                         55            -
    Deferred revenue                                                     162            -
    Current portion of long term debt                                   1,89           83
---------------------------------------------------------------------------------------------
      Total current liabilities                                        4,187        1,673
---------------------------------------------------------------------------------------------
 Long-term debt                                                        6,275          265
---------------------------------------------------------------------------------------------
 Stockholders' Equity
    Preferred stock, $.01 par value, 17,500,000 shares authorized,
      no shares issued or outstanding                                      -            -
    Series A preferred stock, $.01 par value, 2,164,362 shares authorized, no shares issued and outstanding at
      December 31, 1999; 2,164,362 shares issued and
      outstanding at December 31, 1998                                     -           22
    Series B preferred stock,  $.01 par value, 556,286 shares
      authorized, no shares issued and outstanding                         -            -
    Common stock, $.01 par value, 35,000,000 shares authorized,
      16,470,106 and 13,262,157 issued and outstanding
      at December 31, 1999 and December 31, 1998, respectively           164          133
    Additional paid-in capital                                        26,241       23,946
    Accumulated deficit                                               (7,170)     (10,921)
    Cumulative translation adjustments                                   (25)         (25)
---------------------------------------------------------------------------------------------
        Total stockholders' equity                                    19,210       13,155
---------------------------------------------------------------------------------------------
        Total liabilities and stockholders' equity                   $29,672      $15,093
---------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these statements.

                  STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share and per share data)


                                                                      Year Ended December 31,
-----------------------------------------------------------------------------------------------------
                                                                1999           1998           1997
-----------------------------------------------------------------------------------------------------
 NET REVENUES:
-----------------------------------------------------------------------------------------------------
          Product related                                 $    21,225    $    14,172    $    12,703
          Contract and other                                    1,309          1,553          1,717
-----------------------------------------------------------------------------------------------------
                   Total net revenues                          22,534         15,725         14,420
-----------------------------------------------------------------------------------------------------
 OPERATING EXPENSES:
          Manufacturing                                         9,078          6,222          5,305
          Research and development                              2,450          1,922          1,580
          Selling, general and administrative                   8,668          7,156          6,132
          Acquired research and development                     3,500              -              -
-----------------------------------------------------------------------------------------------------
                   Total operating expenses                    23,696         15,300         13,017
-----------------------------------------------------------------------------------------------------

                   Operating income (loss)                     (1,162)           425          1,403


 Interest and other income (expense)                             (372)           356            274
-----------------------------------------------------------------------------------------------------

 Income (loss) before tax benefit                              (1,534)           781          1,677
-----------------------------------------------------------------------------------------------------

                   Income tax benefit                           5,317              -              -
-----------------------------------------------------------------------------------------------------

 Net income                                                     3,783            781          1,677
-----------------------------------------------------------------------------------------------------

 Preferred stock dividend                                         (32)             -              -
-----------------------------------------------------------------------------------------------------
 Net income
          applicable to common stockholders                     3,751            781          1,677
-----------------------------------------------------------------------------------------------------

 Basic net income per share
          applicable to common stockholders                     $0.26    $      0.06    $      0.13
-----------------------------------------------------------------------------------------------------

 Shares used in computing basic net income
          per share applicable to common stockholders      14,374,000     13,174,000     13,084,000
-----------------------------------------------------------------------------------------------------

 Diluted net income per share
          applicable to common stockholders               $      0.22    $      0.05    $      0.11
-----------------------------------------------------------------------------------------------------

 Shares used in computing diluted net income
          per share applicable to common stockholders      17,088,000     16,103,000     15,712,000
-----------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these statements.

                  STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                 (in thousands)

                                               Series A   Series B          Additional              Cumulative
                                               Preferred  Preferred Common   Paid-In   Accumulated Translation     Deferred
                                                Stock      Stock    Stock    Capital     Deficit    Adjustments  Compensation  Total

Balance,
December 31, 1996                                $ 22         -      131      23,905    (13,379)         -            (6)    $10,673
------------------------------------------------------------------------------------------------------------------------------------
Exercises of stock options, warrants and other     -          -        1           8       -             -             6          15
Net income and comprehensive income                -          -        -         -        1,677        (25)           -        1,652
------------------------------------------------------------------------------------------------------------------------------------
Balance,
December 31, 1997                                  22         -      132      23,913    (11,702)       (25)           -       12,340
------------------------------------------------------------------------------------------------------------------------------------

Exercises of stock options, warrants and other     -          -        1          33       -             -            -           34
Net income and comprehensive income                -          -        -         -          781          -            -          781
------------------------------------------------------------------------------------------------------------------------------------

Balance,
December 31, 1998                                  22         -      133      23,946    (10,921)       (25)           -      $13,155
------------------------------------------------------------------------------------------------------------------------------------

Exercises of stock options and warrants            -          -        3         815       -             -            -          818
Conversion of Series A Preferred
     Stock to Common Stock                        (22)        -       22         -         -             -            -          -
Issuance of Series B Preferred Stock               -          6        -       1,061       -             -            -        1,067
Conversion of Series B Preferred
     Stock to Common Stock                         -          6)       6         -         -             -            -          -
Tax benefit of stock option excercises             -          -        -         419       -             -            -          419
Payment of preferred stock dividend                -          -        -         -          (32)         -            -         (32)
Net income and comprehensive income                -          -        -         -        3,783          -            -        3,783
------------------------------------------------------------------------------------------------------------------------------------

Balance
December 31, 1999                                $ -          -      164      26,241     (7,170)       (25)           -      $19,210
====================================================================================================================================


 The accompanying notes are an integral part of these statements.

                  STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                Twelve Months
                                                                                              Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    1999                  1998                 1997
------------------------------------------------------------------------------------------------------------------------------------
 Cash Flows from Operating Activities:
 Net income                                                                        $3,783                 $781               $1,677
          Adjustments to reconcile net income to
          cash provided by (used in) operating activities:
                   Depreciation and amortization                                      989                  614                  643
                   In-process research and development                              3,500                    -                   -
                   Amortization of deferred compensation                                -                    -                    6
                   Deferred tax benefit                                            (5,372)                   -                   -
 (Increase) decrease in:
          Receivables                                                              (1,590)                (494)                (825)
          Inventories                                                              (1,720)                 308)                  10
          Other current assets                                                        270                 (295)                 336
          Note receivable and other assets                                            390                  140                   81
 Increase (decrease) in:
          Accounts payable                                                             18                   83                 (947)
          Accrued expenses                                                           (225)                 165)              (1,113)
          Deferred revenue                                                            151                 (100)                 (41)
------------------------------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) operating activities                                  194                  356                 (173)

 Cash Flows from Investing Activities:
          Purchase of property and equipment                                         (398)                (674)                (159)
          Purchase of intangible assets                                              (316)                (380)                  -
          Short-term investment activity                                            3,990                 (352)               2,072
          Acquisition of HTI, net of cash acquired                                 (8,180)                   -                   -
          Acquisition of operating assets of OEM business of ATAB                  (3,150)                   -                   -
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                (8,054)              (1,406)               1,913

Cash Flows from Financing Activities:
          Proceeds from exercise of incentive stock options                           818                   34                    9
          Proceeds from issuance of long term debt                                  9,000                  323                   -
          Repayments on financing obligations and preferred dividends              (1,331)                 (23)                 (86)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                 8,487                  334                  (77)

Net increase (decrease) in Cash and Cash Equivalents                                  627                 (716)               1,663

Cash and Cash Equivalents, Beginning of Year                                        1,864                2,580                  917
------------------------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents, End of Year                                             $2,491               $1,864               $2,580
------------------------------------------------------------------------------------------------------------------------------------
Supplemental Cash Flow Disclosure:

          Cash paid for interest                                                      505                   20                   36
------------------------------------------------------------------------------------------------------------------------------------
Non-cash investing and financing activity:
           Series B Preferred Stock issued for the acquisition of
           HTI Bio-Products, Inc.                                                   1,067                    -                   -
------------------------------------------------------------------------------------------------------------------------------------

 The accompanying notes are an integral part of these statements

                  STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
                  -------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                               DECEMBER 31, 1999
                               -----------------
                (in thousands, except share and per share data)


1. BACKGROUND:
   -----------

Business
--------

Strategic Diagnostics Inc. (the "Company") develops, manufactures and markets immunoassay based test kits for rapid and inexpensive detection of a wide variety of substances in the water quality, environmental and agricultural markets.

Basis of Presentation
---------------------

The historical financial statements presented herein include the consolidated financial statements of Strategic Diagnostics Inc. and its subsidiaries. As used herein, unless the context requires otherwise, the Company collectively refers to SDI and its subsidiaries for the periods indicated. All significant intercompany balances and transactions have been eliminated in consolidation.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CERTAIN BALANCE SHEET
   --------------------------------------------------------------------
   INFORMATION:
   ------------

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

Basic and Diluted Income per Share
----------------------------------

The Company has adopted Statement of Financial Standards ("SFAS") No. 128, "Earnings per Share," which requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS except that the effect of converting or exercising all potentially dilutive securities is also included in the denominator. The Company's calculation of diluted EPS includes the effect of converting preferred stock and exercising stock options and warrants into common shares. The following table reflects the basic and diluted per share calculation.

                                                                                            Twelve months ended
                                                                                                December 31,
                                                                         1999                     1998                      1997
                                                                    ------------                ----------               -----------
Average common shares outstanding                                    14,373,869                 13,174,151                13,084,060

  Shares used in computing basic net income
       per share                                                     14,373,869                 13,174,151                13,084,060
                                                                    ============                ==========                ==========
  Series A preferred stock before conversion                          1,486,825                  2,164,362                 2,164,362

  Series B preferred stock before conversion                            190,637                        -                         -

  Stock options                                                         894,452                    546,278                   298,400

  Warrants                                                              142,454                    218,347                   165,219
                                                                     -----------                ----------                ----------
  Shares used in computing diluted net income
       per share                                                     17,088,237                 16,103,138                15,712,041
                                                                     ===========                ==========                ==========


         During the third quarter of 1999, the 2,164,362 shares of the Company's Series A preferred stock was converted by its holders into 2,164,362 shares of the Company's common stock.


Statements of Cash Flows
------------------------

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable
-------------------

As of December 31, 1999, 1998 and 1997, the allowance for doubtful accounts was $214, $97 and $120, respectively. In 1999, 1998 and 1997, approximately $64, $23 and $60 of write-offs were charged to this allowance in each of the respective years. If receivables become uncollectible or unbillable, the Company's policy is to charge these write-offs against the allowance. The Company continually reviews the realizability of its receivables and charges current period earnings for the amount deemed unrealizable. At December 31, accounts receivable consisted of the following:



                                     1999              1998             1997
                                 ----------        ----------       ----------
 Accounts receivable             $    5,539        $    3,152       $    2,745
 Unbilled accounts receivable           482               501              414
                                 ----------        ----------       ----------
                                 $    6,021        $    3,653       $    3,159
                                 ==========        ==========       ==========

Inventories
-----------

The Company's inventories, which consist primarily of test kit components, bulk serum and antibody products are valued at the lower of cost or market. Cost is determined using the first in, first out method. Realization of the Company's inventories is dependent upon the successful marketing of its products. At December 31, inventories consisted of the following:

                                            1999           1998          1997
                                          --------       --------      --------

  Raw materials                           $  2,258       $    700      $    619
  Work in progress                             804             93            51
  Finished goods                             2,462          1,062           877
                                          --------       --------      --------
                                          $  5,524       $  1,855      $  1,547
                                          ========       ========      ========

Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives (generally three to five years) of the assets. Leasehold improvements are depreciated over the shorter of, the lease term or the estimated useful life.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of
-----------------------------------------------------------------------

Long-Lived assets and intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.


Revenue Recognition
-------------------

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


Accounting for Income Taxes
---------------------------

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

Comprehensive Income
--------------------

The Company adopted FAS No. 130 "Reporting Comprehensive Income" ("FAS 130"). Under FAS 130, the Company is required to display comprehensive income (loss) and its components as part of the Company's full set of financial statements. Comprehensive income (loss) is comprised of net income (loss) and net unrealized gains (losses) on securities and is presented in the consolidated statements of changes in stockholders' equity. The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations.



3. MERGERS AND ACQUISITIONS:
   -------------------------


Acquisition of HTI BioProducts, Inc..
-------------------------------------

On February 26, 1999, the Company completed the acquisition of HTI Bio-Products Inc. (HTI), a privately held manufacturer of custom and proprietary antibody products and services located near San Diego, California. Under the terms of the agreement to acquire HTI, the Company paid approximately $8.4 million in cash and issued 556,286 shares of Series B preferred stock, with a fair market value of approximately $1.1 million. Under the terms of the agreement, on June 16, 1999, such shares were converted into the Company's common stock on a 1 for 1 basis. The Company is also obligated to pay a percentage of net sales of certain products over the next three years, not to exceed $3 million which will be recorded as additional goodwill. Approximately $6 million of acquisition financing was provided by a commercial bank under a Term Loan, with the balance coming from existing cash on hand (see Note 8 to the Consolidated Financial Statements).

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

There is no guarantee that any of these markers will be commercially viable.

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

Acquisition of the Operating Assets of the OEM Business of Atlantic Antibodies,
-------------------------------------------------------------------------------
Inc.
---

On May 11, 1999, the Company completed the acquisition of the operating assets of the OEM business of Atlantic Antibodies of Windham, Maine, one of the first suppliers of custom and high-volume, bulk polyclonal antibodies for use in diagnostic test kits and research. This unit serves a wide range of customers including pharmaceutical, biotechnology, diagnostic companies and major research centers in the United States and the Pacific Rim. Under the terms of the agreement to acquire the operating assets of the OEM business of Atlantic Antibodies, the Company paid $3.2 million in cash, including closing costs, and has agreed to a deferred payment of $150,000, upon the earlier of the sale of certain real estate or November 11, 2000. The Company's commercial bank provided $3 million of long-term acquisition financing under the Term Loan (see Note 8 to the Consolidated Financial Statements).

Unaudited Pro Forma Combined Results of Operations
--------------------------------------------------

The following unaudited pro forma statement of operations gives effect to the HTI transaction, which was accounted for, using the purchase method of accounting, as if the HTI purchase had occurred on January 1, 1998, and includes certain adjustments, including amortization of goodwill, increased interest expense and preferred stock dividends related to the HTI purchase. The 1999 pro forma results exclude $3.5 million of in-process research and development expenses incurred in connection with the HTI transaction.

Unaudited Pro Forma Combined Results of Operations
(unaudited in thousands)

                                                                          Twelve Months Ended                  Nine Months Ended
                                                                              December 31,                        September 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                                          1999             1998              1999             1998
------------------------------------------------------------------------------------------------------------------------------------
     Revenues                                                            $23,317        $21,362            $17,635           $16,323
------------------------------------------------------------------------------------------------------------------------------------
     Income before non-recurring charges directly
     attributable to the HTI acquisition                                 $ 6,865        $   353            $ 1,175           $   994
------------------------------------------------------------------------------------------------------------------------------------
     Basic net income per share before non-recurring
     charges directly attributable to the HTI acquisition                $  0.48        $  0.03             $ 0.09           $  0.08
------------------------------------------------------------------------------------------------------------------------------------
     Diluted net income per share before non-recurring
     charges directly attributable to the HTI acquisition                $  0.40        $  0.02             $ 0.07           $  0.06
====================================================================================================================================



Supplemental Disclosure of Cash Flow Information
------------------------------------------------

The purchase price of HTI Bio-Products Inc. and certain assets of the OEM business of Atlantic Antibodies Inc. was allocated as follows (in thousands):

  HTI                                             ATAB
  ---                                             ----
  Cash                                  $  249    Land                    $  360
  Other Assets                           1,562    Fixed  Assets            1,215
  Fixed Assets                           1,004    Inventory                1,575
  Liabilities                            (863)                            ------
  In-process research & development      3,500    Cash Paid               $3,150
  Goodwill                               4,044                            ======
                                        ------
  Total fair value                      $9,496
                                        ======
  Cash Paid                             $8,429

  Series B Preferred Stock Issued       $1,067



4. PROPERTY AND EQUIPMENT:
  ----------------------

As of December 31, property and equipment consisted of the following:

                                                            1999          1998
                                                          --------     ---------

 Equipment                                               $ 3,747       $ 1,518
 Furniture and fixtures                                       81            66
 Land                                                        710             -
 Leasehold improvements                                      561           502
                                                          ------       -------
 Less- Accumulated depreciation and amortization          (1,810)       (1,251)
                                                          ------       -------
                                                         $ 3,289       $   835
                                                         =======       =======


Depreciation expense was $559, $322, and $391 in 1999, 1998, and 1997 respectively.

5. OTHER ASSETS:
   -------------


As of December 31, other assets consisted of the following:

                                                                    1999                   1998
                                                                 ---------              ----------
  Deferred rent                                                  $     149              $      206
  Note receivable - non current  (net of allowance)                    235                     241
  Deposits and other                                                    47                      47
                                                                 ---------
                                                                 $     431              $      494
                                                                 =========              ==========

The Company maintains a note receivable from a former executive of EnSys. The original loan amount was $350 and is secured by the individual's personal residence. The loan bears interest at 5.8% per annum. At December 31, 1999, the outstanding loan balance was approximately $336 of which approximately $6 in principal is payable in the year 2000 with the balance payable in January 2001.

6. INTANGIBLE ASSETS:
   ------------------

                                                          1999                   1998                     Lives
                                                          ----                   ----                     -----

  Developed Technology                                   $  -                   $1,250                        7
  Goodwill                                               4,044                     743                   7 - 20
  Intellectual and license rights (Note 14)                380                     380                        -
  Other                                                    316                     208                   5 - 10
  Less - Accumulated Amoritization                        (176)                   (648)
                                                       -------                  ------
                                                        $4,564                  $1,933
                                                        ======                  ======

Amortization of these intangible assets was $451, $279 and $278 in 1999, 1998 and 1997, respectively. In the fourth quarter of 1999, approximately $1.3 million of net intangible assets, were eliminated in accordance with SFAS 109, as the Company believes it will utilize the tax benefits of the net operating losses, acquired in the transactions that occurred in 1996.

7. ACCRUED EXPENSES:
   -----------------


   As of December 31, accrued expenses consisted of the following:


                                                    1999       1998

     Royalties                                    $  275     $  291
     Accrued purchases                                29        185
     Accrued other                                   393        312
                                                  ------     ------
                                                  $  697     $  788
                                                  ======     ======

8. LONG-TERM DEBT:
   ---------------

The Company entered into a financing agreement with a commercial bank during 1999, pursuant to which the Company borrowed a total of $9.0 million, in connection with the acquisitions of HTI and the operating assets of the OEM business of Atlantic AntiBodies. The acquisition financing consists of a five-year term loan (the Term Loan) with monthly amortization of equal principal payments plus interest. Interest on $3 million of original principal amount is at a fixed rate of interest of 8.96% per annum, and the remaining principal bears interest at a variable rate of 3% over the published London Interbank Offered Rate ("LIBOR"). Also under the terms of the financing, the Company is required to meet certain financial covenants including debt to net worth, minimum cash flows and no dividends or distributions may be paid on account of the Company's common stock. At December 31, 1999, the Company is in compliance with all such covenants. The financing is secured by substantially all of the Company's assets.

The Company also maintains two term loans acquired in 1998, for the purchase of specific equipment and leasehold improvements. The maturities of these loans are 48 and 60 months. These notes are secured with Certificates of Deposit (CD) of

$338 purchased by the Company and bear an interest rate of 1% over the purchased CD rate. As of December 31, 1999, the maturities of long term debt are listed below:

  2000                                                        $     1,898
  2001                                                              1,897
  2002                                                              1,900
  2003                                                              1,865
  2004                                                                613
                                                              -----------
                                                                    8,173
  Less- Current portion of long-term debt obligations              (1,898)
                                                              -----------

  Long-term debt                                              $     6,275
                                                              ===========

Interest expense was $565, $20 and $36 in 1999, 1998 and 1997 respectively.

9. STOCK OPTIONS:
  ---------------

The Company has two stock option plans (the "1993 Plan" and the "2000 Plan") which authorize the granting of incentive and nonqualified stock options to officers, key employees, directors and consultants. Incentive stock options are granted at not less than 100% of fair market value at the date of grant (110% for stockholders owning more than 10% of the Company's common stock). Nonqualified stock options are granted at not less than 85% of fair market value at the date of grant. All previously issued SDI options were converted into the 2000 Plan. A maximum of 2,500,000 shares of common stock are issuable under the 2000 Plan.

Certain additional options have been granted outside the plans. These options generally follow the provisions of the 2000 Plan. Information with respect to the stock options granted under the plans and options granted separately from the plans is summarized as follows:

                                                                         Price          Aggregate
                                                         Number          Range           Proceeds
                                                       ----------------------------------------------
Balance, December 31, 1996                             1,044,239     $ 0.19 - $ 7.50  $       1,759
    Granted                                              545,000                1.88          1,022
    Cancelled                                            (99,555)      0.19 -   7.50           (138)
    Exercised                                            (25,502)      0.19 -   0.64             (7)
                                                       ---------     ---------------   ------------

  Balance, December 31, 1997                           1,464,182     $ 0.19 - $ 3.25   $      2,636
                                                       ---------     ---------------   ------------
    Granted                                              380,000       2.00 -   2.63            888
    Cancelled                                            (22,377)      0.64 -   1.88            (34)
    Exercised                                            (93,172)      0.19 -   1.88            (34)
                                                       ---------     ---------------   ------------

  Balance, December 31, 1998                           1,728,633     $ 0.19 - $ 3.25   $      3,456
                                                       =========     ===============   ============
     Granted                                             371,000       2.31 -   4.69          1,020
    Cancelled                                            (18,000)      2.63 -   2.63            (47)
    Exercised                                            368,918)      0.19 -   3.25           (818)
                                                       ---------     ---------------   ------------
  Balance, December 31, 1999                           1,712,715     $ 0.19 - $ 3.25   $      3,611
                                                       =========     ===============   ============


As of December 31, 1999, options covering 848,715 shares were exercisable with an aggregate exercise price of $1,529 and 398,129 shares were available for future grant under the plans. For options granted, the Company recognizes as deferred compensation the excess of the deemed value for accounting purposes of the common stock issuable upon the exercise of options over the aggregate exercise price of such options. The deferred compensation is amortized over the vesting period of the options.


                                Options Outstanding                              Options Exercisable
                      --------------------------------------------          -----------------------------
                                            Weighted Average
                       Shares          --------------------------                              Wtd. Average
    Range of          Outstanding        Remianing        Exercise             Shares            Exercise
 Exercise Prices      At 12/31/99      Contractual Life    Price             Exercisable          Price
 ---------------      -----------      ----------------   -------            -----------        --------
 $0.19                  114,288          4.3 Years         $0.19               114,288            $0.19
 $0.64                   57,136          4.3 Years         $0.64                57,136            $0.64
 $1.38 - $2.00          693,862          7.2 Years         $1.90               425,862            $1.90
 $2.13 - $3.25          826,429          7.7 Years         $2.63               251,429            $2.62
 $4.69                   21,000          9.6 Years         $4.69                  -                 -
 -------------        ---------        -----------         -----               -------            -----
 $0.19   $4.69        1,712,715          7.3 Years         $2.39               848,715            $1.80
 =============        =========        ===========         =====               =======            =====


In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." Effective January 1, 1995, the Company adopted the disclosure requirement of this pronouncement. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under SFAS 123, the Company's net income applicable to common stockholders for 1999, 1998 and 1997 would have been $3,295, $493, and $1,575 and diluted net income per share applicable to common stockholders would have been $.19, $.03, and $.10, respectively. Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost, and thus pro forma net income (loss), may not be representative of that to be expected in future years.

The weighted average fair value at the date of grant for options granted during 1999, 1998 and 1997 is estimated at $2.76, $1.97 and $1.37 per share, respectively, using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes model are as follows: dividend yield of 0%, expected volatility of 118% in 1999, 97% in 1998 and 80% in 1997, risk-free interest rate of 6.14% in 1999, 6.14% in 1998 and 6.4% in 1997, and an expected option life of 5 years in 1999, 5 years in 1998 and 6 years in 1997.

10. SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION
    --------------------------------------------

The company has two reportable segments. The Test Kit segment develops, manufactures and markets immunoassay-based test kits for rapid, cost-effective detection of a wide variety of different analytes in three primary market categories: agriculture, water quality and environmental testing.

The Antibody Segment, Strategic BioSolutions (SBS), includes TSD BioServices, HTI and the acquired operating assets of the OEM business of Atlantic Antibodies. These businesses provide fully integrated polyclonal and monoclonal antibody development and large scale manufacturing services to pharmaceutical and medical diagnostic companies.

  Geographic:

  Net Revenues                                 1999             1998           1997
  -------------                                ----             ----           ----

  United States                              $ 19,150        $ 13,257        $ 12,421
  Rest of the World                             3,384           2,468           1,999
                                             --------        --------        --------

  Total                                      $ 22,534        $ 15,725        $ 14,420
                                             ========        ========        ========

There were no individual countries outside of the United States that represents more than 10% of the total revenues of the Company. There are no significant long-lived assets located outside the United States.

         Information about Major Customers:

In 1999, no customer accounted for 10% of the Company's revenues. In 1998, Delta and Pine Land Company accounted for 10% of the Company's revenues. Delta & Pine Land Company and Rohm and Haas Corp. each accounted for 10% of the Company's 1997 revenues.

         Reportable Segments:

For reporting purposes a "pro-rata" share of common costs including a management fee is charged to the Antibody segment by the test kit segment. Segment profit is based on income before income taxes excluding the $3.5 million one time charge for in-process research and development in connection with the acquisition of HTI.

Segment Information:

For the twelve months ended December 31,            Test Kits            Antibody            Total

1999     Revenues                                    $14,609               $7,925          $22,534
         Segment profit                                2,157                 (191)           1,966
         Segment assets                               24,036                5,636           29,672
         Depreciation and amortization                   621                  368              989
         Capital expenditures                            398                   -               398

1998     Revenues                                    $12,960               $2,765          $15,725
         Segment profit                                  957                 (176)             781
         Segment assets                               14,731                  362           15,093
         Depreciation and amortization                   614                   -               614
         Capital expenditures                            674                   -               674

1997     Revenues                                    $12,306               $2,114          $14,420
         Segment profit                                1,719                  (42)           1,677
         Segment assets                               13,919                  141           14,060
         Depreciation and amortization                   643                   -               643
         Capital expenditures                            159                   -               159


11. COMMITMENTS AND CONTINGENCIES:
    ------------------------------

The Company leases its office and manufacturing facilities and other equipment under operating leases. Rent expense for the years ended December 31, 1999, 1998 and 1997, was $684, $598 and $466, respectively. Future commitments under these non-cancelable leases at December 31 are as follows:

  2000                                                          $  436
  2001                                                             383
  2002                                                             351
  2003                                                             362
  2004                                                             308
  2005 and thereafter                                              980
                                                                ------
                                                                $2,820
                                                                ------

The Company is party to various claims arising in the ordinary course of business. Although the ultimate outcome of these matters is presently not determinable, management, after consultation with legal counsel, does not believe that the outcome of these matters will have a material adverse effect on the Company's financial position or results of operations.

12. RETIREMENT SAVINGS PLAN:
   ------------------------

In 1992, the Company instituted a retirement savings plan qualified under
Section 401(k) of the Internal Revenue Code. The plan allows for eligible employees to contribute a portion of their gross wages to the plan. The Company matches employees' contributions on a 50% basis up to 6% of gross wages. In 1999, 1998 and 1997, the Company recognized expense of $104, $77 and $76 respectively, associated with this plan.

13. INCOME TAXES:
    -------------

         The provision for income tax (benefit) consists of the following:

                                               1999                   1998
                                               ----                   ----

         Federal           Current         $      40                $    -
                           Deferred           (5,149)                    -

         State             Current                15                     -
                           Deferred             (223)                    -
                                            --------                 -------
                                           $  (5,317)               $    -
                                           =========                =======

The following table summarizes the significant differences between the U.S. Federal statutory rate and the Company's effective tax rate for financial statement purposes:

                                             1999        1998         1997
                                             ----        ----         ----
Statutory tax rate                          (34.0)%      34.0%        34.0%
State taxes, net of U.S. Federal benefit       .6          .5            -
Changes in net valuation reserve            316.3)      (35.4)       (34.9)
Other, net                                    3.1          .9           .9
                                           ------       -----        -----
                                           (346.6)%      -   %         -  %
                                           ------       -----        -----

Significant components of the Company's deferred tax assets as of December 31 are as follows:

                                             1999                    1998
                                             ----                    ----

 Net operating loss carryforwards          $ 5,925                 $ 7,288
 Credit carryforwards                           40                     -
 Amortization and depreciation               2,076                     699
 Non-deductible reserves                       118                      55
 Inventory costs not currently deductible      130                      63
                                            ------                 -------
 Total deferred tax assets                 $ 8,289                 $ 8,105

 Valuation allowance                        (1,218)                 (8,105)
                                            ------                  ------

 Net deferred tax assets                   $ 7,071                 $  -
                                           -------                  ------


Management continually reviews the valuation allowance on the Company's deferred tax assets. In the fourth quarter of 1999 management concluded that it was more likely than not that the Company would realize the tax benefits associated with its federal deferred tax assets and a portion of its state deferred tax assets and recorded a deferred tax benefit. A valuation allowance remains for a portion of the state deferred assets and all of the foreign deferred tax assets.

The reduction of the valuation allowance is attributed to management's belief that, at December 31, 1999, it is more likely than not the deferred tax assets will be realized through future earnings and/or tax planning strategies.

The amount of net operating loss carryforwards which can be utilized in any one period, if any, will be limited by federal tax regulations since a cumulative change in ownership of more than 50% has occurred within a three year period. The fourth quarter reduction in the valuation allowance on the Company's deferred tax assets, included approximately $1.3 million related to net operating losses that were acquired in connection with business acquisitions and mergers. The reduction in the valuation allowance related to the acquired net operating losses was recorded as a reduction in the remaining intangibles associated with the acquisition.

The net operating loss carryforwards differ from the accumulated deficit principally due to differences in the recognition of certain research and development expenses, depreciation and amortization, other non-deductible reserves and the accretion of preferred stock for financial and federal income tax reporting.

As of December 31, 1999, the Company had federal net operating loss carryforwards of approximately $14.1 million, which begin to expire as follows:

                                2004   $   922
                                2005     2,565
                                2006     2,603
                                2007     2,584
                                2008     1,182
                                2009     2,081
                                2010     2,183
                                       -------
                               Total   $14,120


14. SALE OF TECHNOLOGY:
    -------------------

In July 1998, the Company entered into an exclusive agreement to sell its analytical test to detect concentrations of lipoprotein (a) to a biotechnology company.

At December 31, 1999, pursuant to the terms of the July 1998 agreement, the Company and the purchaser expected to determine the purchase price to be paid to the Company for its right, title and interest in the product. Such purchase price is to be based on a multiple of sales volumes achieved during the second half of 1999. In July 1998, the Company purchased intellectual and licensing rights to the product for $380. The Company and purchaser are evaluating the transactions and sales volumes for 1999, and have not yet reached an agreement on the final sales price. Accordingly, the Company has not recognized any gain on the sale of this asset through December 31, 1999. The Company expects to record the sale of the asset during fiscal year 2000, after the sales price has been determined, and expects to report a gain at that time.

15.      QUARTERLY FINANCIAL DATA (unaudited):
         -------------------------------------


                                                                         Three Months Ended
-------------------------------------------------------------------------------------------------------------------------------
                                              March 31                  June 30           September 30              December 31
-------------------------------------------------------------------------------------------------------------------------------
                                                              (In thousands except per share data)
1999
  Revenues                                    $3,919                   $5,475             $7,459                      $5,681
  Gross profit (1)                             2,351                    3,030              4,223                       3,852
  Net income (loss)                           (3,310)                     305              1,010                       5,778
  Basic earnings (loss) per share              (0.25)                    0.02               0.07                        0.35
  Diluted earnings (loss) per share            (0.25)                    0.02               0.06                        0.33

1998
  Revenue                                     $2,896                   $5,176             $4,031                      $3,622
  Gross profit (1)                             1,765                    3,387              2,391                       1,960
  Net income (loss)                               20                      770                443                        (452)
  Basic earnings (loss) per share                  -                     0.06               0.03                       (0.03)
  Diluted earnings (loss) per share                -                     0.05               0.03                       (0.03)

 (1) Gross profit is net revenues less manufacturing expenses.

Results for the three months ended March 31, 1999, includes a $3.5 million charge for in-process research and development related to the acquisition of HTI on February 26, 1999. Results for the three months ended December 31, 1999 includes a $5.3 million income tax benefit related to the valuation of the Company's deferred tax assets.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      STRATEGIC DIAGNOSTICS INC.

Date:       March 30, 2000       /s/  Richard C. Birkmeyer
                                 -------------------------
                                 Richard C. Birkmeyer
                                 President, Chief Executive Officer
                                 (Principal Executive Officer) and Director

Date:       March 30, 2000       /s/  Arthur A. Koch, Jr.
                                 ------------------------
                                 Arthur A. Koch, Jr.
                                 Vice President - Finance, Chief Operating
                                 Officer, and Chief Financial Officer (Principal
                                 Financial and Accounting Officer)

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:       March 30, 2000       /s/  Richard J. Defieux
                                 -----------------------
                                 Richard J. Defieux
                                 Director

Date:       March 30, 2000       /s/  Robert E. Finnigan
                                 -----------------------
                                 Robert E. Finnigan
                                 Director

Date:       March 30, 2000       /s/  Stephen O. Jaeger
                                 ----------------------
                                 Stephen O. Jaeger
                                 Director

Date:       March 30, 2000       /s/  Kathleen E. Lamb
                                 ---------------------
                                 Kathleen E. Lamb
                                 Director

Date:       March 30, 2000       /s/  Curtis Lee Smith, Jr.
                                 --------------------------
                                 Curtis Lee Smith Jr.
                                 Director

Date:       March 30, 2000       /s/  Grover C. Wrenn
                                 --------------------
                                 Grover C. Wrenn
                                 Director