Form 10-Q
period 2000-03-31
STRATEGIC DIAGNOSTICS INC/DE/
filed 2000-05-12
CIK 911649

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                 For the Quarterly Period Ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
           For the Transition Period From ___________ to _____________


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

         As of March 31, 2000 there were 16,552,621 outstanding shares of the Registrant's common stock, par value $.01 per share.

                           STRATEGIC DIAGNOSTICS INC.

                                      INDEX

Item                                                                                           Page
----                                                                                           ----
PART I

      ITEM 1.  Financial Statements (Unaudited)

             Consolidated Balance Sheets - March 31, 2000 and December 31, 1999                   2

             Consolidated Statements of Operations - Three months ended
                      March 31, 2000 and 1999                                                     3

             Consolidated Statements of Stockholders' Equity and
                      Comprehensive Income for the three months ended
                      March 31, 2000                                                              4

             Consolidated Statements of Cash Flows - Three months ended
                      March 31, 2000 and 1999                                                     5

             Notes to Consolidated Interim Financial Statements                                   6

      ITEM 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                         12

      ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk                        16

PART II                                                                                          17

       ITEM 6. Exhibits and Reports on Form 8-K                                                  17

SIGNATURES                                                                                       18


                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

                                                                           March 31,                   December 31,
                                                                             2000                         1999
                                                                             ----                         ----
ASSETS
Current Assets:
         Cash and cash equivalents                                           $2,375                      $2,491
         Receivables, net                                                     5,748                       6,021
         Inventories                                                          6,089                       5,524
         Other current assets                                                   486                         281
                                                                            -------                     -------
              Total current assets                                           14,698                      14,317

Property and equipment, net                                                   3,192                       3,289
Other assets                                                                    422                         431
Deferred tax asset                                                            6,884                       7,071
Intangible assets, net                                                        4,125                       4,564
                                                                            -------                     -------
              Total assets                                                  $29,321                     $29,672
                                                                            =======                     =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Accounts payable                                                    $1,368                      $1,375
         Accrued expenses                                                       394                         697
         Taxes payable                                                            4                          55
         Deferred revenue                                                       162                         162
         Current portion of long-term debt                                    1,899                       1,898
                                                                            -------                     -------
              Total current liabilities                                       3,827                       4,187

Long-term debt                                                                5,802                       6,275
Stockholders' Equity
         Preferred stock, $.01 par value, 17,500,000 shares authorized,
              no shares issued or outstanding                                     -                           -
         Series A preferred stock, $.01 par value, 2,164,362
              authorized, no shares issued or outstanding                         -                           -
         Series B preferred stock,  $.01 par value, 556,286
              authorized, no shares issued or outstanding                         -                           -
         Common stock, $.01 par value, 35,000,000 authorized,
              16,552,621 and 16,470,106 issued and outstanding
              at March 31, 2000 and December 31, 1999, respectively             166                         164
         Additional paid-in capital                                          26,417                      26,241
         Accumulated deficit                                                 (6,866)                     (7,170)
         Cumulative translation adjustments                                     (25)                        (25)
                                                                            -------                     -------
              Total stockholders' equity                                     19,692                      19,210
                                                                            -------                     -------
              Total liabilities and stockholders' equity                    $29,321                     $29,672
                                                                            =======                     =======

        The accompanying notes are an integral part of these statements.

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)
                                                                Three Months
                                                                Ended March 31,
                                                           ---------------------
                                                             2000         1999
                                                             ----         ----
NET REVENUES:
  Product related                                           $5,332       $3,571
  Contract and other                                           444          348
                                                        ----------   ----------
    Total net revenues                                       5,776        3,919
                                                        ----------   ----------
OPERATING EXPENSES:
  Manufacturing                                              2,500        1,568
  Research and development                                     729          565
  Selling, general and administrative                        2,212        1,630
  Acquired research and development                              -        3,500
                                                        ----------   ----------
    Total operating expenses                                 5,441        7,263
                                                        ----------   ----------

Operating income (loss)                                        335       (3,344)

Interest income (expense) net                                 (127)          34

Gain on sale of assets                                         283            -
                                                        ----------   ----------

Income (loss) before taxes                                     491       (3,310)


Income tax                                                     187            -
                                                        ----------   ----------


Net income (loss)                                              304       (3,310)

Preferred stock dividends                                        -           (8)
                                                        ----------   ----------

Net income (loss) applicable to common
  stockholders                                                 304       (3,318)
                                                        ----------   ----------

Basic income (loss) per share applicable to
  common stockholders                                        $0.02       $(0.25)

Shares used in computing basic net income (loss)
  per share applicable to common stockholders           16,511,000   13,266,000
                                                        ----------   ----------
Diluted income (loss) per share applicable to common
  stockholders                                               $0.02       $(0.25)
                                                             =====       ======
Shares used in computing diluted net income (loss)
  per share applicable to common stockholders           17,583,000   13,266,000
                                                        ==========   ==========

        The accompanying notes are an integral part of these statements.

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                 (in thousands)
                                   (unaudited)

                                                                      Three Months Ended March 31, 2000
                                     ----------------------------------------------------------------------------------------------
                                      Series A            Series B            Additional     Cumulative
                                      Preferred     Preferred    Common        Paid-In      Accumulated      Translation
                                       Stock          Stock      Stock         Capital        Deficit        Adjustments    Total
                                     -----------    ---------   --------     ------------   -----------     -------------  --------
Balance December 31, 1999              $    -           -         164           26,241        (7,170)            (25)       $19,210
                                       ------         ----        ---           ------        ------             ---        -------
Exercises of stock options,
  warrants and other                        -           -           2              176             -               -            178
Net income and comprehensive
  income                                    -           -           -                -           304               -            304
                                       ------         ----        ---           ------        ------             ---        -------
Balance March 31, 2000                 $    -           -         166           26,417        (6,866)            (25)       $19,692
                                       ======         ====        ===           ======        ======             ===        =======

        The accompanying notes are an integral part of these statements.

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                                Three Months
                                                               Ended March 31,
                                                            --------------------
                                                              2000        1999
                                                              ----        ----
Cash Flows from Operating Activities:
  Net income (loss)                                           $304      $(3,318)
  Adjustments to reconcile net income (loss) to
    cash provided by (used in) operating activities :
    Depreciation and amortization                              213          186
    Deferred income tax provision                              187            -
    Gain on sale of intangible assets                         (283)           -
    Acquired in-process research and development                 -        3,500
  (Increase) decrease in:
    Receivables                                                273         (294)
    Inventories                                               (565)         (92)
    Other current assets                                      (205)         (16)
    Note receivable and other assets                             9          344
    Increase (decrease) in:
    Accounts payable                                           (58)        (133)
      Accrued expenses                                        (303)        (397)
      Deferred revenue                                           -            4
                                                            ------      -------
        Net cash provided by (used in) operating activities   (428)        (216)
                                                            ------      -------
Cash Flows from Investing Activities:
  Purchase of property and equipment                           (57)         (47)
  Proceeds from sale of intangible assets                      663            -
    Short-term investment activity                               -        3,990
  Cash used in acquisition of HTI, net of cash acquired          -       (8,072)
  Restricted cash                                                -       (1,400)
                                                            ------      -------
      Net cash used in investing activities                    606       (5,529)
                                                            ------      -------
Cash Flows from Financing Activities:
  Proceeds from exercise of incentive stock options            178          112
  Proceeds from issuance of long term debt                       -        6,000
  Repayments on financing obligations                         (472)         (17)
                                                            ------      -------
      Net cash provided by (used in) financing activities     (294)       6,095
                                                            ------      -------
Net increase (decrease) in Cash and Cash Equivalents          (116)         350

Cash and Cash Equivalents, Beginning of Period               2,491        1,864
                                                            ------      -------
Cash and Cash Equivalents, End of Period                    $2,375      $ 2,214
                                                            ======      =======
Supplemental Cash Flow Disclosure:
Cash paid for interest                                         170           50
Non-cash investing and financing activity:
  Series B Preferred Stock issued for the acquisition of
    HTI Bio-Products, Inc.                                       -        1,067


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

Business Risks

         The Company is subject to certain risks of entities in similar stages of development. These risks include the Company's ability to successfully develop, produce and market its products and its dependence on its key collaborative partners and management personnel.

Basis of Presentation and Interim Financial Statements

         The accompanying balance sheets at December 31, 1999 and March 31, 2000, and the statements of operations for the three months ended March 31, 1999 and 2000, and cash flows for the three months ended March 31, 1999 and 2000 include the consolidated financial statements of the Company. All intercompany balances and transactions have been eliminated in consolidation.

         The accompanying unaudited consolidated interim financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding financial reporting. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. In the opinion of management, the accompanying financial statements include all adjustments (all of which are of a normal recurring nature) necessary for a fair presentation. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results expected for the full year.

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

                                          Three months ended  Three months ended
                                             March 31, 2000     March 31, 1999


         Average common shares outstanding     16,511,363        13,265,772

         Shares used in computing basic
           net income (loss) per share         16,511,363        13,265,772

         Stock options                          1,070,113                 -

         Warrants                                   1,040                 -

         Shares used in computing diluted
           net income (loss) per share         17,582,516        13,265,772



         The impact of approximately 2.8 million shares of preferred stock, options and warrants for the three months ended March 31, 1999, was excluded from the diluted net loss per share calculations because it was antidilutive.

3. SALE OF TECHNOLOGY:

         In July 1998, the Company entered into an exclusive agreement to sell its analytical test to detect concentrations of lipoprotein (a) to a biotechnology company. The purchaser has an extensive portfolio of diagnostic assays and an established sales and distribution network targeted to physicians and clinical laboratories.

         At December 31, 1999, pursuant to the terms of the July 1998 agreement, the Company and the purchaser were to determine the purchase price to be paid to the Company for its right, title and interest in the product. Such purchase price was based on a multiple of sales volumes achieved during the second half of 1999.

         The Company recorded proceeds of $663,000 from the sale of the asset during the first quarter of 2000, after the sales price was determined, and reported a net gain of $283,000.

4. ACQUISITIONS:

         On February 26, 1999, the Company completed the acquisition of HTI Bio-Products Inc. (HTI), a privately held manufacturer of custom and proprietary antibody products and services located near San Diego, California. The acquisition was accounted for using the purchase method of accounting. Under the terms of the agreement to acquire HTI, the Company paid approximately $8.4 million in cash and issued 556,286 shares of Series B preferred stock, with a fair market value of approximately $1.1 million. Under the terms of the agreement, on June 16, 1999, such shares were converted into the Company's common stock on a 1 to 1 basis. The Company is also obligated to pay a percentage of net sales of certain products over the next three years, not to exceed $3 million. To date no amounts have been paid under this provision. Approximately $6 million of acquisition financing was provided by a commercial bank under a term loan, with the balance coming from existing cash on hand.

         The acquisition financing consists of a five-year term loan (the Term
         Loan) with monthly amortization of equal principal payments plus interest. Interest on $3 million of original principal amount is at a fixed rate of interest of 8.96% per annum, and the remaining principal bears interest at a variable rate of 3% over the published London Interbank Offered Rate ("LIBOR"). Also under the terms of the financing, the Company is required to meet certain financial covenants including debt to net worth, minimum cash flows and no dividends or distributions may be paid on account of the Company's common stock. At March 31, 2000, the Company is in compliance with all such covenants. The financing is secured by substantially all of the Company's assets. (See Note 7, Subsequent Events.)

         The Company recorded expenses of $3.5 million of in-process research and development in the quarter ended March 31, 1999. This amount represents an allocation of the purchase price of HTI to projects that are currently under development but have not yet been launched commercially because the development is not complete. Because technological feasibility had not been established and no alternative use determined, the entire amount of in-process research and development has been expensed. The identified research and development consists of in process projects for the development of eleven antibodies, as listed below:

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

     The Company commissioned an appraisal of these in-process research and development projects by an independent firm familiar with such appraisals. This independent appraisal valued the in-process research and development projects at $3.5 million by considering the nature and history of HTI's business, a description of the in-process research and development assets, the general economic outlook, the outlook for the antibody production industry, the expected future cash flows of the products and usage of a discounted cash flow analysis. The average completion stage of the products was estimated at 93% and a 20% discount rate was used in computing the present value of the future cash flows of the products.

     On May 11, 1999, the Company completed the acquisition of the operating assets of the OEM business of Atlantic Antibodies of Windham, Maine, one of the first suppliers of custom and high-volume, bulk polyclonal antibodies for use in diagnostic test kits and research. The acquisition was accounted for using the purchase method of accounting. This unit serves a wide range of customers including pharmaceutical, biotechnology, diagnostic companies and major research centers in the United States and the Pacific Rim. Under the terms of the agreement to acquire the operating assets of the OEM business of Atlantic Antibodies, the Company paid $3 million in cash, and has agreed to a deferred payment of $150,000, upon the earlier of the sale of certain real estate or November 11, 2000. A commercial bank provided $3 million of long-term acquisition financing under the Term Loan. (See Note 7, Subsequent Events.)

     The following unaudited pro forma statement of operations data gives effect to the HTI transaction, which was accounted for using the purchase method of accounting, as if the HTI purchase had occurred on January 1, 1998, and includes certain adjustments, including amortization of goodwill, increased interest expense and preferred stock dividends related to the HTI purchase. The 1999 pro forma results exclude $3.5 million of in-process research and development expenses incurred in connection with the HTI transaction.


   Unaudited Pro Froma Combined Results of Operations
   (unaudited in thousands)
                                                           Three Months Ended
                                                               March 31,
                                                         2000             1999
                                                         ----             ----

   Revenues                                             $5,776           $4,702

   Income before non-recurring charges directly
   attributable to the HTI acquisition                    $304            $(164)

   Basic net income per share before non-recurring
   charges directly attributable to HTI acquisition      $0.02           $(0.01)

   Diluted net income per share before non-recurring
   harges directly attributable to HTI acquisition       $0.02           $(0.01)

     The purchase price of HTI Bio-Products and the operating assets of the OEM business of Atlantic Antibodies Inc. was allocated as follows (in thousands):

          HTI                                                 ATAB
          Cash                                 $249           Land                       $360
          Other Assets                        1,562           Fixed Assets              1,215
          Fixed Assets                        1,004           Inventory                 1,575
                                                                                       ------
          Liabilities                          (863)
          In-process research & development   3,500           Cash Paid                $3,150
          Goodwill                            4,044                                    ======
                                              -----
          Total fair value                   $9,496
                                             ======
          Cash Paid                          $8,429

          Series B Preferred Stock Issued    $1,067

Goodwill is being amortized over its estimated useful life of 20 years.

5. SEGMENT INFORMATION:

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

     For reporting purposes a "pro-rata" share of common costs is charged to the Antibody segment. Segment profit is based on income before income taxes excluding the $3.5 million one-time non-cash charge for in-process research and development in connection with the acquisition of HTI.

   Segment Information:

    For the three months ended March 31,     Test Kits    Antibody     Total
                                             ---------    --------    -------
   2000 Revenues                               $3,113      $2,663      $5,776
      Segment Profit                              270         221         491
      Segment Assets                           23,866       5,455      29,321
      Depreciation and amortization                89         124         213
      Capital expenditures                         57           -          57

   1999 Revenues                               $2,947        $972      $3,919
      Segment Profit (loss)                       237         (47)        190
      Segment Assets                           15,284       4,053      19,337
      Depreciation and amortization               161          25         186
      Capital expenditures                         47           -          47

6. INVENTORIES:

     At March 31, 2000 and December 31, 1999, inventories consisted of the following (in thousands):

                                    March 31, 2000            December 31, 1999
                                    --------------            -----------------

      Raw Materials                   $  2,358                   $  2,258
      Work in progress                   1,496                        804
      Finished goods                     2,235                      2,462
                                      --------                   --------
                                      $  6,089                   $  5,524
                                      ========                   ========


7. SUBSEQUENT EVENTS:

     The Company completed an asset purchase agreement with Envirol, Inc., a private company located in Logan, Utah in April 2000. Pursuant to the terms of the agreement, the Company acquired Envirol's TCE and PCP test kit product lines for consideration consisting of (i) a cash payment (ii) the issuance of shares of common stock and (iii) the payment of a continuing royalty to Envirol. TCE is a compound used predominately in dry-cleaning solvents and is believed to be carcinogenic. Several states have recently established environmental funds for the cleanup and monitoring of TCE in groundwater and soil. TCE testing is also required at most Superfund, RCRA and Department of Energy sites for soil and groundwater contamination.

     On May 5, 2000, the Company entered into a financing agreement with a commercial bank. This agreement provides for a $4 million term loan, repayable over three years, and for a $5 million revolving line of credit. Proceeds from this financing retired substantially all of the Company's previous indebtedness, incurred in connection with the acquisitions described above. (See Note 4, Acquisitions.)

     The term loan bears a variable interest rate of between 2% and 3% over the London Interbank Offered Rate ("LIBOR"), depending upon the ratio of the Company's funded debt to EBITDA (earnings before interest expense, income taxes, depreciation and amortization). Payments are due monthly, with equal amortization of principal payments plus interest.

     The revolving line of credit bears a variable interest rate of between 1.75% and 2.75% over LIBOR, depending upon the ratio of the Company's funded debt to EBITDA, and is subject to a borrowing base determined by the Company's eligible accounts receivable.

     Under the terms of the financing, the Company is required to meet certain financial covenants including funded debt to EBITDA and EBITDA to current maturities of debt plus interest and taxes. At May 5, 2000, the Company is in compliance with all such covenants. The financing is secured by substantially all of the Company's assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

         The information included in this report on Form 10-Q contains certain forward-looking statements reflecting the current expectations of Strategic Diagnostics Inc. and its subsidiaries (the "Company"). When used in this report, the words "anticipate," "enable," "expect," "intend," "believe," "estimate," "potential," "promising," "will" and similar expressions as they relate to SDI are intended to identify such forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, which may cause actual results to differ from those anticipated at this time. Such risks and uncertainties include, without limitation, changes in demand for products, delays in product development, delays in market acceptance of new products, adequate supply of raw materials, inability to obtain required domestic and foreign government regulatory approvals, modifications to regulatory requirements, modifications to development and sales relationships, the ability to achieve anticipated growth, competition, seasonality, and other factors more fully described in the Company's filings with the Securities and Exchange Commission.




Background

         The Company is the entity resulting from the combination of EnSys Environmental Products, Inc. ("EnSys"), Ohmicron Corporation ("Ohmicron"), TSD BioServices ("TSD"), HTI Bio-Products Inc. ("HTI"), Atlantic Antibodies Inc. ("ATAB") and Strategic Diagnostics Inc. ("SDI").

         Since inception, the Company and its predecessors have in addition to conducting internal research and development of new products, entered into research and development agreements with multiple corporate partners that have led to the introduction of various products to the agricultural, water quality, environmental testing and other markets. These agreements generally provide that sales and marketing costs associated with a new product are borne by the corporate partner, and the Company has the manufacturing rights. In addition, the Company currently sells directly other products that it has developed or acquired.

Results of Operations

Three Months Ended March 31, 2000 vs. March 31, 1999

         Total net revenues increased by $1.9 million or 47% during the three month period ended March 31, 2000 versus the three month period ended March 31, 1999. Product related revenues increased by $1.8 million or 49% over the product related revenues recorded in the first quarter of 1999. The increase in product related revenues was primarily attributable to increases in sales of the Company's agricultural products, particularly seed and crop test kits, which increased 67% over the first quarter of 1999 and sales of the Company's antibody products which increased 173% over the comparable 1999 period.

         The increased demand for the Company's agricultural products was attributable to higher rates of testing to detect the presence of genetically modified traits in seeds and grain, particularly in Brazil and Argentina where, for the first time on a commercial scale, GMO testing and field analysis was utilized to identify GMO/non-GMO grain during the 2000 harvest season. These testing protocols began to be integrated into systems to identify GMO/non-GMO production in the largest soybean producing regions after the United States. Such systems, commonly referred to as "Identity Preservation" or IP systems, are evolving rapidly as participants throughout the agricultural complex devise ways to meet increasing consumer demands for GMO/non-GMO products. The Company's analytical test kits for seed and crops are an integral part of such IP systems.

          The increase in antibody revenues was primarily attributable to the inclusion of the revenue from the 1999 acquisitions and to cross-selling synergies realized from the complementary lines of the integrated businesses.

         These increases offset decreases in Macra sales and food testing as anticipated. The Company's Macra product line was was sold in the third quarter of 1999, and first quarter 1999 food testing sales included a large order associated with the launch of a new product. Product sales in the agricultural category and the antibody business are expected to continue to grow, although at a slightly more moderate rate.

         Total operating expenses for the period ended March 31, 2000 increased by $1.7 million or 45% exclusive of the charge taken during the first quarter of 1999 for in-process research and development, over the three-month period ended March 31, 1999. A $3.5 million charge for in-process research and development was recorded during the 1999 quarter as part of the Company's acquisition of HTI.

         Manufacturing costs increased $932,000 or 59% in the first quarter of 2000 versus the first quarter of 1999. This increase reflects the increased volume in product related sales during the 2000 first quarter for both the Test Kit and Antibody business segments. The Antibody business has a somewhat higher ratio of manufacturing expenses to product revenues, and thus a lower gross margin than the kit business. As a result of the change of mix of product revenues among the Test Kit and Antibody segments, the Company's product gross margins decreased from 56% in the first quarter of 1999 to 53% in the first quarter of 2000.

         Research and development expenses increased $164,000 or 29% in the first quarter of 2000 versus the first quarter of 1999. This increase is due to a larger volume of product development expenses associated with new test kits being developed primarily for the agricultural market.

         Selling, general and administrative costs increased $582,000 or 36% in the first quarter of 2000 versus the first quarter of 1999. This increase is primarily the result of the increased expenses of the businesses acquired in 1999 and the higher level of business activity of the Company.

         Interest expense was $127,000 in the first quarter of 2000 versus interest income of $34,000 in the first quarter of 1999. This increase is due to the financing associated with the 1999 acquisitions.

         In the first quarter of 2000, the Company accrued approximately $187,000 of income tax expense, a non-cash charge related to the utilization of the Company's net operating tax-loss carryforwards, which have been previously recognized for financial reporting purposes. There was no income tax expense or benefit in the first quarter of 1999.

         Net income was $304,000 during the first quarter of 2000 versus a net loss of $3.3 million in the first quarter of 1999. Net income included $283,000 of other income attributable to a gain on sale of assets the Company recorded in connection with the sale of its Macra product line in the third quarter of 1999, and represents the amount the Company received in excess of its investment in the product. Exclusive of the $3.5 million non-cash charge for in-process research and development included in the first quarter of 1999, net income increased to $304,000 in the first quarter of 2000 from the $190,000 recorded in the first quarter of 1999.

         Earnings before interest expense, income taxes, depreciation and amortization (EBITDA) increased 126% to $831,000 in the first quarter of 2000 all as described above.


Liquidity and Capital Resources

         The Company's working capital was $10.9 million at March 31, 2000, an increase of $741,000 or 7.3% from December 31, 1999. Cash and cash equivalents decreased $116,000 to $2.4 million at March 31, 2000. This decrease was primarily attributable to the use of internal Company funds for the repayment of debt on the Company's term loan obligations. On May 5, 2000, the Company entered into a financing agreement with a commercial bank which provides for a $4 million term loan, repayable over three years, and a $5 million revolving line of credit. Proceeds from this financing retired substantially all of the Company's previous indebtedness.

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

New Accounting Pronouncements

         On December 3, 1999, the staff of the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB No. 101. SAB No. 101 provides the SEC staff's views on the recognition of revenue including nonrefundable technology access fees received by biotechnology companies in connection with research collaborations with third parties. SAB No. 101 states that in certain circumstances the SEC staff believes that up-front fees, even if nonrefundable, should be deferred and recognized systematically over the term of the research agreement. SAB No. 101, as amended, requires registrants to adopt the accounting guidance contained therein by no later than the second fiscal quarter of the fiscal year beginning after December 15, 1999. The adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.

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

                                     PART II

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         In April 2000, the Company issued 10,000 shares of common stock to Envirol, Inc. ("Envirol") in connection with the acquisition of certain assets of Envirol pursuant to the terms of an asset purchase agreement. The Company acquired Envirol's TCE and PCP test kit product lines. The Company is anticipating sales of over $200,000 for these products in the year 2000. The issuance of these shares was completed in accordance with Section 4(2) of the Securities Act of 1933.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

         The Company completed an asset purchase agreement with Envirol, Inc., a private company located in Logan, Utah in April 2000. Pursuant to the terms of the agreement, the Company acquired Envirol's TCE and PCP test kit product lines for consideration consisting of (i) a cash payment (ii) the issuance of shares of common stock and (iii) the payment of a continuing royalty to Envirol. TCE is a compound used predominately in dry-cleaning solvents and is believed to be carcinogenic. Several states have recently established environmental funds for the cleanup and monitoring of TCE in groundwater and soil. TCE testing is also required at most Superfund, RCRA and Department of Energy sites for soil and groundwater contamination.

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



                                             STRATEGIC DIAGNOSTICS INC
                                             -------------------------
                                                     (Registrant)

   Signature                               Title                             Date
   ---------                               -----                             ----
/s/ RICHARD C. BIRKMEYER    President and Chief Executive Officer        May 12, 2000
------------------------    (Principal Executive Officer)
  Richard C. Birkmeyer


/s/ ARTHUR A. KOCH, JR.     Vice President and Chief Operating Officer   May 12, 2000
-----------------------     (Principal Financial Officer)
    Arthur A. Koch, Jr.