Form 10-Q
period 2000-06-30
STRATEGIC DIAGNOSTICS INC/DE/
filed 2000-08-11
CIK 911649

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q

(Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

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

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         As of June 30, 2000 there were 16,568,424 outstanding shares of the Registrant's common stock, par value $.01 per share.

                           STRATEGIC DIAGNOSTICS INC.

                                      INDEX

Item                                                                                Page
----                                                                                ----
PART I

  ITEM 1. Financial Statements (Unaudited)

      Consolidated Balance Sheets - June 30, 2000 and December 31, 1999               2

      Consolidated Statements of Operations - Three months and six months ended
           June 30, 2000 and 1999                                                     3

      Consolidated Statements of Stockholders' Equity and
           Comprehensive Income for the six months ended
           June 30, 2000                                                              4

      Consolidated Statements of Cash Flows - Six months ended June 30, 2000
           and 1999                                                                   5

      Notes to Consolidated Interim Financial Statements                              6

  ITEM 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                      13

  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk                 17

PART II                                                                              18

  ITEM 6. Exhibits and Reports on Form 8-K                                           18

SIGNATURES                                                                           19

                                                  PART I
ITEM 1.  FINANCIAL STATEMENTS

    STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

    CONSOLIDATED BALANCE SHEETS
    (in thousands, except share data)
    (unaudited)

                                                                              June 30,         December 31,
                                                                                2000               1999
     ASSETS
     Current Assets:
          Cash and cash equivalents                                          $   439             $ 2,491
          Receivables, net                                                     5,483               6,021
          Inventories                                                          7,006               5,524
          Other current assets                                                   504                 281
               Total current assets                                           13,432              14,317

     Property and equipment, net                                               3,109               3,289
     Other assets                                                                375                 431
     Deferred tax asset                                                        6,727               7,071
     Intangible assets, net                                                    4,128               4,564
               Total assets                                                  $27,771             $29,672
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities :
          Accounts payable                                                      $800              $1,375
          Accrued expenses                                                       574                 697
          Taxes payable                                                            -                  55
          Deferred revenue                                                       162                 162
          Revolving line of credit                                             2,307                   -
          Current portion of long term debt                                    1,340               1,898
               Total current liabilities                                       5,183               4,187
     Long-term debt                                                            2,558               6,275
     Stockholders' Equity
          Preferred stock, $.01 par value, 17,500,000 shares authorized,
               no shares issued or outstanding                                     -                   -
          Series A preferred stock, $.01 par value, 2,164,362
               authorized, no shares issued or outstanding                         -                   -
          Series B preferred stock,  $.01 par value, 556,286
               authorized, no shares issued or outstanding                         -                   -
          Common stock, $.01 par value, 35,000,000 authorized,
               16,568,424 and 16,470,106 issued and outstanding
               at June 30, 2000 and December 31, 1999, respectively              166                 164
          Additional paid-in capital                                          26,490              26,241
          Accumulated deficit                                                 (6,601)             (7,170)
          Cumulative translation adjustments                                     (25)                (25)
               Total stockholders' equity                                     20,030              19,210
               Total liabilities and stockholders' equity                    $27,771             $29,672

        The accompanying notes are an integral part of these statements.

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                             Three Months                 Six Months
                                                             Ended June 30,              Ended June 30,
                                                          2000           1999           2000         1999
NET REVENUES:
  Product related                                     $     5,478    $     5,218    $    10,810   $    8,789
  Contract and other                                          310            257            754          605
    Total net revenues                                      5,788          5,475         11,564        9,394
OPERATING EXPENSES:
  Manufacturing                                             2,319          2,445          4,819        4,013
  Research and development                                    706            571          1,435        1,136
  Selling, general and administrative                       2,231          2,031          4,443        3,661
  Acquired research and development                             -              -              -        3,500
    Total operating expenses                                5,256          5,047         10,697       12,310

  Operating income (loss)                                     532            428            867       (2,916)

  Interest expense, net                                       (87)          (123)          (214)         (89)

  Gain on sale of assets                                        -              -            283            -

 Income (loss) before taxes                                   445            305            936        (3,005)


  Income tax                                                  180              -            367             -


  Net income (loss)                                           265            305            569        (3,005)

Preferred stock dividends                                       -            (24)             -           (32)
  Net income (loss)
    applicable to common stockholders                         265            281            569        (3,037)

Basic income (loss) per share
  applicable to common stockholders                         $0.02          $0.02          $0.03        $(0.23)

Shares used in computing basic net income (loss)
  per share applicable to common stockholders          16,561,000     13,305,000     16,511,000    13,274,000

Diluted income (loss) per share
  applicable to common stockholders                   $      0.02    $      0.02    $      0.03   $     (0.23)

Shares used in computing diluted net income (loss)
  per share applicable to common stockholders          17,560,000     16,956,000     17,590,000    13,274,000

        The accompanying notes are an integral part of these statements.

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                 (in thousands)
                                   (unaudited)

                                               Six Months Ended June 30, 2000


                                                 Series A    Series B                 Additional                  Cumulative
                                                 Preferred   Preferred  Common         Paid-In       Accumulated  Translation
                                                   Stock       Stock     Stock    Capital   Deficit  Adjustments     Total

Balance
December 31, 1999                                   $-           -        164      26,241   (7,170)      (25)       $19,210
Exercises of stock options, warrants and other       -           -          2         206        -         -            208
Acquisition of Envirol Product Line                  -           -          -          43        -         -             43
Net income and comprehensive income                  -           -          -           -      569         -            569

Balance
June 30, 2000                                       $-           -        166      26,490   (6,601)      (25)       $20,030

        The accompanying notes are an integral part of these statements.

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                   Six Months
                                                                  Ended June 30,
                                                               2000             1999
Cash Flows from Operating Activities :
Net income (loss)                                             $   569         $(3,037)
  Adjustments to reconcile net income (loss) to
  cash provided by (used in) operating activities :
    Depreciation and amortization                                 421             459
    Deferred income tax provision                                 367               -
    Gain on sale of intangible assets                            (283)              -
    Acquired in-process research and development                    -           3,500
(Increase) decrease in :
  Receivables                                                     538            (618)
  Inventories                                                  (1,447)           (352)
  Other current assets                                           (223)            193
  Note receivable and other assets                                 56             360
Increase (decrease) in :
  Accounts payable                                               (575)           (332)
  Taxes payable                                                   (55)              -
  Accrued expenses                                               (123)           (485)
  Deferred revenue                                                  -              (4)
Net cash used in operating activities                            (755)           (316)

Cash Flows from Investing Activities :
  Purchase of property and equipment                             (120)           (179)
  Proceeds from sale of intangible assets                         663               -
  Short-term investment activity                                    -           3,990
  Cash used in acquisition of HTI, net of cash acquired             -          (8,072)
  Cash used in acquisition of ATAB                                  -          (3,150)
  Cash used in acquisition of Envirol assets                      (35)              -
  Restricted cash                                                   -          (1,400)
Net cash provided by (used in) investing activities               508          (8,811)

Cash Flows from Financing Activities :
  Proceeds from exercise of incentive stock options               208             116
  Proceeds from  issuance of debt                               6,356           9,000
  Repayments on financing obligations                          (8,369)           (338)
Net cash provided by (used in) financing activities            (1,805)          8,778

Net decrease in Cash and Cash Equivalents                      (2,052)           (349)

Cash and Cash Equivalents, Beginning of Period                  2,491           1,864

Cash and Cash Equivalents, End of Period                      $   439         $ 1,515

Supplemental Cash Flow Disclosure :

  Cash paid for interest                                          281             216

Non-cash investing and financing activity:
  Series B Preferred Stock issued for the acquisition of
  HTI Bio-Products, Inc.                                            -           1,067

  Common Stock issued for the acquisition for Envirol assets       43               -

      The accompanying notes are an integral part of these statements

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                   (unaudited)

1. BACKGROUND:

Business

   Strategic Diagnostics Inc. (the "Company") develops, manufactures and markets immunoassay-based test kits for rapid and inexpensive detection of a wide variety of substances in the antibody, agriculture, food and water quality segments.

Business Risks

   The Company is subject to certain risks of entities in similar stages of development. These risks include the Company's ability to successfully develop, produce and market its products and its dependence on its key collaborative partners and management personnel.

Basis of Presentation and Interim Financial Statements

   The accompanying balance sheets at December 31, 1999 and June 30, 2000, and the statements of operations for the three months and six months ended June 30, 1999 and 2000, and cash flows for the six months ended June 30, 1999 and 2000 include the consolidated financial statements of the Company. All intercompany balances and transactions have been eliminated in consolidation.

   The accompanying unaudited consolidated interim financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding financial reporting. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. In the opinion of management, the accompanying financial statements include all adjustments (all of which are of a normal recurring nature) necessary for a fair presentation. The results of operations for the three months and six months ended June 30, 2000 are not necessarily indicative of the results expected for the full year.

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

                                                  Three months ended                          Six months ended
                                            June 30, 2000       June 30, 1999          June 30, 2000        June 30, 1999
Average common shares outstanding                                                        16,560,523           13,304,585

Shares used in computing basic net income
  (loss) per share                            16,560,523         13,304,585              16,511,363           13,274,166

Series A preferred stock                               -          2,164,362                       -                    -

Series B preferred stock                               -            556,286                       -                    -

Stock options                                    936,877            692,453               1,010,691                    -

Warrants                                          62,765            238,054                  67,518                    -

Shares used in computing diluted net income
  (loss) per share                            17,560,164         16,955,740              17,589,572           13,274,166

   The impact of approximately 3.3 million shares of preferred stock, options and warrants for the six months ended June 30, 1999, was excluded from the diluted net loss per share calculations because it was antidilutive.

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

   The Company recorded proceeds of $663,000 from the sale of the asset during the first quarter of 2000, after the preliminary sales price was determined, and reported a net gain of $283,000.

4. ACQUISITIONS:

   The Company completed an asset purchase agreement with Envirol, Inc., a private company located in Logan, Utah in April 2000. Pursuant to the terms of the agreement, the Company acquired Envirol's TCE and PCP test kit product lines for consideration consisting of (i) a cash payment of $35,000 (ii) the issuance of 10,000 shares of common stock valued at $42,500 and (iii) the payment of a continuing royalty to Envirol for ten years, at a rate of 10% of product sales for the first $125,000, and a rate of 4% of product sales for the remainder of the royalty term. TCE is a compound used predominately in dry-cleaning solvents and is believed to be carcinogenic. Several states have recently established environmental funds for the cleanup and monitoring of TCE in groundwater and soil. TCE testing is also required at most Superfund, RCRA and Department of Energy sites for soil and groundwater contamination.

   On May 11, 1999, the Company completed the acquisition of the operating assets of the OEM business of Atlantic Antibodies of Windham, Maine, one of the first suppliers of custom and high-volume, bulk polyclonal antibodies for use in diagnostic test kits and research. The acquisition was accounted for using the purchase method of accounting. This unit serves a wide range of customers including pharmaceutical, biotechnology, diagnostic companies and major research centers in the United States and the Pacific Rim. Under the terms of the agreement to acquire the operating assets of the OEM business of Atlantic Antibodies, the Company paid $3 million in cash, and has agreed to a deferred payment of $150,000, upon the earlier of the sale of certain real estate or November 11, 2000. A commercial bank provided $3 million of long-term acquisition financing under the Term Loan. On May 5, 2000, the Company refinanced substantially all of its' existing debt, and as of June 30, 2000, the Company was in compliance with all debt covenants under its' new financing agreement. (See Note 7, Debt.)

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

   Under the terms of the agreement, on June 16, 1999, such shares were converted into the Company's common stock on a 1 to 1 basis. The Company is also obligated to pay a percentage of net sales of certain products over the next three years, not to exceed $3 million. As of June 30, 2000, approximately $5,000 has been paid under the percentage of sales agreement, and recorded as an increase in the purchase price of HTI. Approximately $6 million of acquisition financing was provided by a commercial bank under a term loan, with the balance coming from existing cash on hand.

   The acquisition financing consisted of a five-year term loan (the Term Loan) with monthly amortization of equal principal payments plus interest. Interest on $3 million of original principal amount is at a fixed rate of interest of 8.96% per annum, and the remaining principal bears interest at a variable rate of 3% over the published London Interbank Offered Rate ("LIBOR"). Also under the terms of the financing, the Company was required to meet certain financial covenants including debt to net worth, minimum cash flows and no dividends or distributions may be paid on account of the Company's common stock. On May 5, 2000, the Company refinanced substantially all of its' existing debt, and as of June 30, 2000, the Company was in compliance with all debt covenants under its' new financing agreement. (See Note 7, Debt.)

   The Company recorded expenses of $3.5 million of in-process research and development in the quarter ended March 31, 1999. This amount represents an allocation of the purchase price of HTI to projects that were under development at the date of the acquisition but had not been launched commercially because the development was not complete. Because technological feasibility had not been established and no alternative use determined, the entire amount of in-process research and development was expensed. The identified research and development consists of in process projects for the development of eleven antibodies, as listed below:

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

   The acquisitions of HTI and ATAB are fully included for the three-month periods ended June 30, 2000 and 1999.

Unaudited Pro Froma Combined Results of Operations
(unaudited in thousands)
                                                                 Six Months Ended
                                                                     June 30,
                                                            2000                1999
Revenues                                                   $11,564             $10,176

Income before non-recurring charges directly
attributable to the HTI acquisition                        $   569             $   165

Basic net income per share before non-recurring
charges directly attributable to HTI acquisition           $  0.03             $  0.01

Diluted net income per share before non-recurring
charges directly attributable to HTI acquisition           $  0.03             $  0.01

  The purchase price of HTI Bio-Products and the operating assets of the OEM business of Atlantic Antibodies Inc. was allocated as follows (in thousands):

  HTI                                                  ATAB

    Cash                                  $  249       Land               $  360
    Other Assets                           1,562       Fixed Assets        1,215
    Fixed Assets                           1,004       Inventory           1,575
    Liabilities                             (863)
    In-process research & development      3,500       Cash Paid          $3,150
    Goodwill                               4,044

    Total fair value                      $9,496

    Cash Paid                             $8,429

    Series B Preferred Stock Issued       $1,067

Goodwill is being amortized over its estimated useful life of 20 years.





5. SEGMENT INFORMATION:

   The Test Kit segment (agriculture, food and water quality) develops, manufactures and markets immunoassay-based test kits for rapid, cost-effective detection of a wide variety of different analytes in three primary market categories: agriculture, water quality and industrial testing.

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

   Segment Information :

   For the three months ended June 30,        Test Kits      Antibody      Total

   2000 Revenues                              $ 3,006        $2,782      $ 5,788
     Segment Profit                                30           415          445
     Segment Assets                            23,622         4,149       27,771
     Depreciation and amortization                 90           118          208
     Capital expenditures                          63             -           63

   1999 Revenues                               $3,192        $2,283      $ 5,475
     Segment Profit                               220            85          305
     Segment Assets                            15,264         6,695       21,959
     Depreciation and amortization                165           107          272
     Capital expenditures                         132             -          132

  For the six months ended June 30,          Test Kits      Antibody      Total

   2000  Revenues                             $ 6,119        $5,445      $11,564
     Segment Profit                               300           636          936
     Segment Assets                            23,622         4,149       27,771
     Depreciation and amortization                185           236          421
     Capital expenditures                         120             -          120

   1999  Revenues                             $ 6,138        $3,256      $ 9,394
     Segment Profit                               457            38          495
     Segment Assets                            15,264         6,695       21,959
     Depreciation and amortization                327           132          459
     Capital expenditures                         179             -          179

6. INVENTORIES:

   At June 30, 2000 and December 31, 1999, inventories consisted of the following (in thousands):

                                      June 30, 2000         December 31, 1999
                                      -------------         -----------------

   Raw Materials                         $2,613                   $2,258
   Work in progress                       1,835                      804
   Finished goods                         2,558                    2,462
                                         ------                   ------
                                         $7,006                   $5,524
                                         ======                   ======

7. DEBT:

   On May 5, 2000, the Company entered into a financing agreement with a commercial bank. This agreement provides for a $4 million term loan, of which approximately $3.9 million is outstanding at June 30, 2000, repayable over three years, and for up to a $5 million revolving line of credit, based on eligible assets as described below. Proceeds from this financing retired substantially all of the Company's previous indebtedness, incurred in connection with the acquisitions described above. (See Note 4, Acquisitions.)

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

     Under the terms of the financing, the Company is required to meet certain financial covenants including funded debt to EBITDA and EBITDA to current maturities of debt plus interest and taxes. At June 30, 2000, the Company is in compliance with all such covenants, with additional borrowing capabilities pursuant to the eligible assets, of approximately $1.1 million available under the revolving line of credit. The financing is secured by substantially all of the Company's assets.


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

Results of Operations

Three Months Ended June 30, 2000 vs. June 30, 1999

   During the second quarter of 2000, the Company reorganized its sales and marketing resources to pursue a market focus to provide customers a comprehensive set of related products that will provide useful information necessary to make informed analytical decision. These resources are now organized in four discrete business units; Antibodies and Agriculture, Food, and Water Quality, which comprise the test kit segment.

   Total net revenues increased by $313,000 or 6% during the three month period ended June 30, 2000 versus the three month period ended June 30, 1999. Product related revenues increased by $260,000 or 5% over the product related revenues recorded in the second quarter of 1999. The increase in product related revenues was primarily attributable to increases in sales of the Company's agricultural products which increased 28% over the second quarter of 1999, and sales of the Company's antibody products which increased 22% over the comparable 1999 period. These increases were partially offset by decreases in the Company's Water Quality, Food and Other products categories compared with the second quarter of 1999.

   The activities for the second quarter were focused on preparations for meeting the expected demand for our GMO test kits in the upcoming U.S. harvest that begins in September 2000. The Company has completed validation of two additional GMO test kits for corn. These new test kits, now being released, combined with the Company's existing line of GMO test kits, enable customers to test for every trait currently in significant commercial production in corn. The Company has also completed the final validation of test kits for the significant traits in sugar beets and canola. The Company's complement of GMO test kits now encompass traits in the major agricultural crops where genetic technology is in commercial production, corn, soybeans, canola and sugar beets.

   Based on a survey by the Company of its customers, including grain elevators and intermediate grain processors, the Company believes that approximately 15% of the U.S. soybean harvest that begins in September will be tested. This same survey conducted in the second quarter of 1999, indicated that few, if any, customers would be adopting testing protocols for last year's harvest. Many factors, including weather and the rate of adoption of testing protocols by the Company's customers will affect the timing and amount of the demand for these kits between the third and fourth quarters.

   During the second quarter, field evaluations of the Company's recently acquired mycotoxin test kits indicated enhancements were necessary to meet the Company's quality standards. The Company has been working with the developer, Beacon Analytical Systems and the performance characteristics for one of the three mycotoxin tests currently meet the necessary requirements and this test is now commercially available. As a result of the additional time required to implement the quality enhancements, the Company delayed the commercial sale of the these test kits in the second quarter and expects lower sales of these test kits in the third and fourth quarters than previously anticipated.

   Total operating expenses for the three months ended June 30, 2000 increased by $209,000 or 4% versus the three-month period ended June 30, 1999.

   Manufacturing costs decreased by $126,000 or 5% in the second quarter of 2000 versus the second quarter of 1999. This decrease was due primarily to the efficiencies derived from the successful integration of the 1999 acquisitions within the antibody segment.

   Research and development expenses increased $135,000 or 24% in the second quarter of 2000 versus the second quarter of 1999. This increase is due to the addition of personnel and related expanses used for the development of a number of test kits, primarily within the agriculture market.

   Selling, general and administrative expenses increased $199,000 or 10% in the second quarter of 2000 versus the second quarter of 1999. These increased costs are primarily attributable to increased costs for the direct selling and promotion of the Company's antibody and agriculture products.

   Interest expense decreased $36,000 or 29% in the second quarter of 2000 versus the second quarter of 1999. This decrease is due to the repayment and refinancing of the Company's debt (See Note 7, Debt) and the resulting lower outstanding indebtedness.

   Income before taxes increased $140,000 or 46%, in the second quarter of 2000 versus the comparable 1999 period, for the reasons as described above.

   In the second quarter of 2000, the Company accrued approximately $180,000 of income tax expense, a non-cash charge related to the utilization of the Company's net operating tax-loss carry-forwards, which have been previously recognized in the fourth quarter of 1999, for financial reporting purposes. There was no income tax expense or benefit in the second quarter of 1999.

   Net income decreased $40,000 or 13% during the same three month period, primarily as a result of the income tax accrual described above.

   Earnings before interest expense, income taxes, depreciation and amortization (EBITDA) increased 6% to $740,000, or 12.8% of total net revenues, for the three months ended June 30, 2000, all as described above.

Six Months Ended June 30, 2000 vs. June 30, 1999

   Net revenues for the first six months of 2000 increased $2.2 million or 23% compared with the same period in 1999. Product related revenues for the first six months of 2000 increased $2 million or 23% compared with the first six months of 1999. This increase is primarily attributable to increases in revenues of the antibody segment of 67%, due to growth in sales within the business unit, as well as the acquisition of HTI in February 1999, and the operating assets of the OEM business of ATAB in May of 1999, and increases in revenues of Agricultural products of 46%. The increased revenues from the Company's agriculture products was attributable to higher rates of testing to detect the presence of genetically modified traits in seeds and grain, particularly in Brazil and Argentina. These increases were partially offset by decreases in other product sales including Macra Lp(a) (see Note 3) for which no comparable year 2000 sales have been recorded, and smaller decreases in the Company's Water Quality and Food categories when compared with the first six months of 1999.

   Manufacturing expenses increased $806,000 in the first six months of 2000 or 20%, compared to the first six months of 1999. This increase is primarily attributable to the increase in product related sales as described above for the same period.

   Research and development costs increased $299,000 or 26%, in the first six months of 2000 versus the comparable period in 1999. This increase is primarily the result of increased development costs related to the introduction of new agricultural products.

   Selling, general and administrative expenses increased $782,000 or 21%, in the first six months of 2000 versus the first six months of 1999. This increase is due to the expansion of selling and marketing efforts the Company has undertaken in promoting its' antibody and agriculture products.

   Interest expense increased $125,000 or 140% in the first six months of 2000 versus the comparable 1999 period. This increase is due to the debt the Company acquired to finance the purchases of HTI in February of 1999, and the operating assets of the OEM business of ATAB in May of 1999.

   In the first six months of 2000, the Company accrued approximately $367,000 of income tax expense, a non-cash charge related to the utilization of the Company's net operating tax-loss carryforwards, which have been previously recognized in the fourth quarter of 1999, for financial reporting purposes. There was no income tax expense or benefit in the first six months of 1999.

   Net income was $569,000 during the first six months of 2000 versus a net loss of $3 million in the first six months of 1999. Net income for the six months ended June 30, 2000, included $283,000 of other income attributable to a gain on the sale of assets the Company recorded in connection with the sale of its Macra Lp(a) product line in the third quarter of 1998, and represents the amount the Company received in excess of its investment in the product. Exclusive of the $3.5 million non-cash charge for acquired research and development included in the first six months of 1999, net income increased to $569,000 in the first six months of 2000 from the $495,000 recorded in the first six months of 1999.

   Earnings before interest expense, income taxes, depreciation and amortization (EBITDA) increased 51% to $1.6 million in the first six months of 2000, or 28% of total net revenues, all as described above.

Liquidity and Capital Resources

   The Company's working capital was $8.2 million at June 30, 2000, a decrease of $1.9 million or 19% from December 31, 1999. Cash and cash equivalents decreased $2.1 million to $439,000 at June 30, 2000. This decrease was primarily attributable to the repayment of debt and a more flexible structure of its indebtedness. Outstanding debt decreased $2 million from $8.2 million at December 31, 1999 to $6.2 million on June 30, 2000. On May 5, 2000, the Company entered into a financing agreement with a commercial bank which provides for a $4 million term loan, of which approximately $3.9 million was outstanding at June 30, 2000, repayable over three years, and up to a $5 million revolving line of credit. Proceeds from this financing retired substantially all of the Company's previous indebtedness. The Company had $2.3 million of its revolving line of credit in use at June 30, 2000 with availability of another $1.1 million based upon the eligible assets of the Company.

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

New Accounting Pronouncements

   On December 3, 1999, the staff of the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB No. 101. SAB No. 101 provides the SEC staff's views on the recognition of revenue including nonrefundable technology access fees received by biotechnology companies in connection with research collaborations with third parties. SAB No. 101 states that in certain circumstances the SEC staff believes that up-front fees, even if nonrefundable, should be deferred and recognized systematically over the term of the research agreement. SAB No. 101, as amended, requires registrants to adopt the accounting guidance contained therein by no later than the fourth fiscal quarter of the fiscal year beginning after December 15, 1999 with an effective date as of the beginning of such year. The adoption of this standard has not had a material impact on the Company's financial position or results of operations.

   In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Statement 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure the instrument at fair value. The accounting changes in the fair value of a derivative depend on the intended use of the derivative and the resulting designation. This Statement, as amended, is effective for the first fiscal quarter beginning after December 31, 2000. The adoption of this standard is not expected to have a material impact on the Company's earnings or financial position.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

   The Company has exposure to changing interest rates, and is currently not engaged in hedging activities. Interest on approximately $6.2 million of outstanding indebtedness is at a variable rate of between 1.75% to 3% over the published London Interbank Offered Rate.

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

                                     PART II

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   In April 2000, the Company issued 10,000 shares of common stock to Envirol, Inc. ("Envirol") in connection with the acquisition of certain assets of Envirol pursuant to the terms of an asset purchase agreement. The Company acquired Envirol's TCE and PCP test kit product lines. The issuance of these shares was completed in accordance with Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Company held its annual meeting of shareholders on April 26, 2000. At the meeting, the following Class II Directors were elected:

        Directors                    Shares Voted For          Shares Withheld
        ---------                    ----------------          ---------------
        Richard J. Defieux              14,471,911                  22,576

        Robert E. Finnigan              14,472,010                  22,477

        Stephen O. Jaeger               14,471,987                  22,500


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        List of Exhibits:

        10.1  Loan Agreement between the Company and PNC Bank, Delaware dated
              May 5, 2000
        10.2  Line of Credit Note between the Company and PNC Bank, Delaware dated May 5, 2000
        10.3  Term Note between the Company and PNC Bank, Delaware dated
              May 5, 2000
        27    Financial Data Schedule

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



                           STRATEGIC DIAGNOSTICS INC.
                                  (Registrant)

Signature                                              Title                             Date
---------                                              -----                             ----
/s/ RICHARD C. BIRKMEYER              President and Chief Executive Officer         August 11, 2000
------------------------
    Richard C. Birkmeyer              (Principal Executive Officer)


/s/ ARTHUR A. KOCH, JR.               Vice President and Chief Operating Officer    August 11, 2000
-----------------------
    Arthur A. Koch, Jr.               (Principal Financial Officer)

                                       20