Form 10-Q
period 2000-09-30
STRATEGIC DIAGNOSTICS INC/DE/
filed 2000-11-13
CIK 911649

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended September 30, 2000

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Transition Period From ________ to



                         Commission File Number 0-68440



                           STRATEGIC DIAGNOSTICS INC.
             (Exact name of Registrant as specified in its charter)

                    ----------------------------------------


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

         As of September 30, 2000 there were 16,597,940 outstanding shares of the Registrant's common stock, par value $.01 per share.

                           STRATEGIC DIAGNOSTICS INC.

                                      INDEX

Item                                                                                            Page
----                                                                                            ----

PART I
      ITEM 1.  Financial Statements (Unaudited)

             Consolidated Balance Sheets - September 30, 2000 and December 31, 1999               2

             Consolidated Statements of Operations - Three months and nine months ended
                 September 30, 2000 and 1999                                                      3

             Consolidated Statements of Stockholders' Equity and
                      Comprehensive Income for the nine months ended
                      September 30, 2000                                                          4

             Consolidated Statements of Cash Flows - Nine months ended
                      September 30, 2000 and 1999                                                 5

             Notes to Consolidated Interim Financial Statements                                   6

      ITEM 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                         13

      ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk                        17

PART II                                                                                          18

       ITEM 6. Exhibits and Reports on Form 8-K                                                  18

SIGNATURES                                                                                       19

                                     PART I

Item 1. Financial Statements

                  STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (unaudited)

                                                                                 September 30,        December 31,
------------------------------------------------------------------------------------------------------------------
                                                                                     2000                1999
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
         Cash and cash equivalents                                                 $ 1,229             $ 2,491
         Receivables, net                                                            4,491               6,021
         Inventories                                                                 7,356               5,524
         Other current assets                                                          528                 281
------------------------------------------------------------------------------------------------------------------
           Total current assets                                                     13,604              14,317
------------------------------------------------------------------------------------------------------------------

Property and equipment, net                                                          3,040               3,289
Other assets                                                                           351                 431
Deferred tax asset                                                                   6,686               7,071
Intangible assets, net                                                               4,083               4,564
------------------------------------------------------------------------------------------------------------------
           Total assets                                                            $27,764             $29,672
==================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------
Current Liabilities:
         Accounts payable                                                          $ 1,065             $ 1,375
         Accrued expenses                                                              504                 697
         Taxes payable                                                                  --                  55
         Deferred revenue                                                              162                 162
         Revolving line of credit                                                    2,260                  --
         Current portion of long term debt                                           1,341               1,898
------------------------------------------------------------------------------------------------------------------
           Total current liabilities                                                 5,332               4,187
------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                       2,223               6,275
------------------------------------------------------------------------------------------------------------------
Stockholders' Equity
          Preferred stock, $.01 par value, 17,500,000 shares authorized,
                   no shares issued or outstanding                                       -                   -
          Series A preferred stock, $.01 par value, 2,164,362
                   authorized, no shares issued or outstanding                           -                   -
          Series B preferred stock, $.01 par value, 556,286
                   authorized, no shares issued or outstanding                           -                   -
          Common stock, $.01 par value, 35,000,000 authorized,
                   16,597,940 and 16,470,106 issued and outstanding
                   at September 30, 2000 and December 31, 1999, respectively           166                 164
          Additional paid-in capital                                                26,579              26,241
          Accumulated deficit                                                       (6,511)             (7,170)
          Cumulative translation adjustments                                           (25)                (25)
------------------------------------------------------------------------------------------------------------------
                   Total stockholders' equity                                       20,209              19,210
------------------------------------------------------------------------------------------------------------------
                   Total liabilities and stockholders' equity                      $27,764             $29,672
==================================================================================================================

 The accompanying notes are an integral part of these statements.

                  STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share and per share data)
                                  (unaudited)

                                                                          Three Months                       Nine Months
                                                                       Ended September 30,                Ended September 30,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                      2000             1999              2000             1999
-----------------------------------------------------------------------------------------------------------------------------------
NET REVENUES:
-----------------------------------------------------------------------------------------------------------------------------------
          Product related                                        $      5,462      $      7,087      $     16,272      $     15,876
          Contract and other                                              239               372               993               977
-----------------------------------------------------------------------------------------------------------------------------------
                  Total net revenues                                    5,701             7,459            17,265            16,853
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
          Manufacturing                                                 2,408             3,236             7,227             7,249
          Research and development                                        700               619             2,135             1,755
          Selling, general and administrative                           2,312             2,451             6,755             6,112
          Acquired research and development                              --                --                --               3,500
-----------------------------------------------------------------------------------------------------------------------------------
                   Total operating expenses                             5,420             6,306            16,117            18,616
-----------------------------------------------------------------------------------------------------------------------------------

                   Operating income (loss)                                281             1,153             1,148            (1,763)

Interest expense, net                                                    (120)             (143)             (333)             (232)

------------------------------------------------------------------------------------------------------------------------------------
Gain on sale of assets                                                    --                --                283                --
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before taxes                                                161             1,010             1,098            (1,995)
-----------------------------------------------------------------------------------------------------------------------------------
                   Income tax                                              72                --               439                --
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                          89             1,010               659            (1,995)
Preferred stock dividends                                                  --                --                --               (32)
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)
          Applicable to common stockholders                                89             1,010               659            (2,027)
-----------------------------------------------------------------------------------------------------------------------------------

Basic income (loss) per share
          applicable to common stockholders                      $       0.01      $       0.07      $       0.04      $      (0.15)
-----------------------------------------------------------------------------------------------------------------------------------

Shares used in computing basic net income (loss)
          per share applicable to common stockholders              16,583,000        14,544,000        16,534,000        13,697,000
-----------------------------------------------------------------------------------------------------------------------------------

Diluted income (loss) per share
          applicable to common stockholders                      $       0.01      $       0.06      $       0.04      $      (0.15)
-----------------------------------------------------------------------------------------------------------------------------------

Shares used in computing diluted net income (loss)
          per share applicable to common stockholders              17,362,000        17,483,000        17,494,000        13,697,000
------------------------------------------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these statements.

                  STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                 (in thousands)
                                  (unaudited)

                      Nine Months Ended September 30, 2000

                                                Series A   Series B           Additional                  Cumulative
                                               Preferred  Preferred   Common    Paid-In     Accumulated   Translation
                                                 Stock      Stock      Stock    Capital       Deficit     Adjustments     Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance
December 31, 1999                              $    --        --        164     26,241        (7,170)         (25)       $ 19,210
-----------------------------------------------------------------------------------------------------------------------------------
Exercises of stock options, warrants and
  other                                             --        --          2        223            --           --             225
Acquisition of Envirol Product Line                 --        --         --         43            --           --              43
Shares issued in connection with marketing
  agreement                                         --        --         --         72            --           --              72
Net income and comprehensive income                 --        --         --         --           659           --             659
-----------------------------------------------------------------------------------------------------------------------------------

Balance
September 30, 2000                             $   --         --       166      26,579        (6,511)         (25)       $ 20,209
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

                  STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                          Nine Months
                                                                       Ended September 30,
---------------------------------------------------------------------------------------------
                                                                     2000              1999
---------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net income (loss)                                                   $   659          $(1,995)
         Adjustments to reconcile net income (loss) to
         cash provided by (used in) operating activities:
                  Depreciation and amortization                         613              734
                  Deferred income tax provision                         439               --
                  Gain on sale of intangible assets                    (283)              --
                  Acquired in-process research and development           --            3,500
(Increase) decrease in:
         Receivables                                                  1,530           (2,204)
         Inventories                                                 (1,832)            (396)
         Other current assets                                          (247)              82
         Note receivable and other assets                                80              376
Increase (decrease) in:
         Accounts payable                                              (310)            (205)
         Accrued expenses                                              (193)            (384)
         Deferred revenue                                                --              (11)
---------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                     456             (503)

Cash Flows from Investing Activities:
         Purchase of property and equipment                            (216)            (277)
         Proceeds from sale of intangible assets                        663               --
         Short-term investment activity                                  --            3,990
         Cash used in acquisition of HTI, net of cash acquired           --           (8,072)
         Cash used in acquisition of ATAB                                --           (3,150)
---------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                     447           (7,509)

Cash Flows from Financing Activities:
         Proceeds from exercise of incentive stock options              225              538
         Proceeds from  issuance of long term debt                       --            9,000
         Restricted cash                                                 --           (1,400)
         Debt issuance costs                                            (41)              --
         Repayments on financing obligations                         (2,349)            (840)

---------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                  (2,165)           7,298

Net decrease in Cash and Cash Equivalents                            (1,262)            (714)

Cash and Cash Equivalents, Beginning of Period                        2,491            1,864
---------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period                            $ 1,229          $ 1,150
=============================================================================================
Supplemental Cash Flow Disclosure:

         Cash paid for interest                                         409              385
=============================================================================================
Non-cash investing and financing activity:
         Common stock issued for the purchase of Envirol products        43               --
         Series B Preferred Stock issued for the acquisition of
         HTI Bio-Products, Inc.                                          --            1,067

=============================================================================================

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

Business Risks
--------------

The Company is subject to certain risks of entities in similar stages of development. These risks include the Company's ability to successfully develop, produce and market its products and its dependence on its key collaborative partners and management personnel.

Basis of Presentation and Interim Financial Statements
------------------------------------------------------

The accompanying balance sheets at December 31, 1999 and September 30, 2000, and the statements of operations for the three months and nine months ended September 30, 1999 and 2000, and cash flows for the nine months ended September 30, 1999 and 2000 include the consolidated financial statements of the Company. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated interim financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding financial reporting. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. In the opinion of management, the accompanying financial statements include all adjustments (all of which are of a normal recurring nature) necessary for a fair presentation. The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results expected for the full year.

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

                                                        Three months ended                          Nine months ended
                                            September 30, 2000    September 30, 1999     September 30, 2000     September 30, 1999
                                            ------------------    ------------------     ------------------     ------------------
Average common shares outstanding               16,583,182            14,543,755              16,534,023            13,697,362

Shares used in computing basic net income
(loss) per share                                16,583,182            14,543,755              16,534,023            13,697,362
                                                ==========            ==========              ==========            ==========

Series A preferred stock                                --             1,618,576                      --                    --

Series B preferred stock                                --                    --                      --                    --

Stock options                                      726,722             1,156,309                 896,263                    --

Warrants                                            51,625               164,179                  63,493                    --
                                                ----------            ----------              ----------            ----------

Shares used in computing diluted net income
(loss) per share                                17,361,529            17,482,819              17,493,779            13,697,362
                                                ==========            ==========              ==========            ==========


The impact of approximately 3.3 million shares of preferred stock, options and warrants for the nine months ended September 30, 1999, was excluded from the diluted net loss per share calculations because it was antidilutive.

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

The Company recorded proceeds of $663,000 from the sale of the asset during the first quarter of 2000, after the sales price was determined on a preliminary basis, and reported a net gain of $283,000.

4. ACQUISITIONS:

On February 26, 1999, the Company completed the acquisition of HTI Bio-Products Inc. (HTI), a privately held manufacturer of custom and proprietary antibody products and services located near San Diego, California. The acquisition was accounted for using the purchase method of accounting. Under the terms of the agreement to acquire HTI, the Company paid approximately $8.4 million in cash and issued 556,286 shares of Series B preferred stock, with a fair market value of approximately $1.1 million. Under the terms of the agreement, on June 16, 1999, such shares were converted into the Company's common stock on a 1 to 1 basis. The Company is also obligated to pay a percentage of net sales of certain products over the next three years, not to exceed $3 million. As of September 30, 2000, approximately $5,000 has been paid under the percentage of sales agreement. Approximately $6 million of acquisition financing was provided by a commercial bank under a term loan, with the balance coming from existing cash on hand.

The acquisition financing consists of a five-year term loan (the Term Loan) with monthly amortization of equal principal payments plus interest. Interest on $3 million of original principal amount is at a fixed rate of interest of 8.96% per annum, and the remaining principal bears interest at a variable rate of 3% over the published London Interbank Offered Rate ("LIBOR"). Also under the terms of the financing, the Company is required to meet certain financial covenants including debt to net worth, minimum cash flows and no dividends or distributions may be paid on account of the Company's common stock. On May 5, 2000, the Company refinanced substantially all of its existing debt, and as of September 30, 2000, the Company was in compliance with all debt covenants under its new financing agreement (see Note 7, Debt).

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

On May 11, 1999, the Company completed the acquisition of the operating assets of the OEM business of Atlantic Antibodies of Windham, Maine, one of the first suppliers of custom and high-volume, bulk polyclonal antibodies for use in diagnostic test kits and research. The acquisition was accounted for using the purchase method of accounting. This unit serves a wide range of customers including pharmaceutical, biotechnology, diagnostic companies and major research centers in the United States and the Pacific Rim. Under the terms of the agreement to acquire the operating assets of the OEM business of Atlantic Antibodies, the Company paid $3 million in cash, and has agreed to a deferred payment of $150,000, due on November 11, 2000. A commercial bank provided $3 million of long-term acquisition financing under the Term Loan (see Note 7, Debt).

The Company completed an asset purchase agreement with Envirol, Inc., a private company located in Logan, Utah on April 26, 2000. Pursuant to the terms of the agreement, the Company acquired Envirol's TCE and PCP test kit product lines for consideration consisting of (i) a cash payment of $35,000 (ii) the issuance of 10,000 shares of common stock with a value of $42,500 and (iii) the payment of a continuing royalty to Envirol for ten years, at a rate of 10% of purchased product sales for the first $125,000, and a rate of 4% of purchased product sales for the remainder of the royalty term. TCE is a compound used predominately in dry-cleaning solvents and is believed to be carcinogenic. Several states have recently established environmental funds for the cleanup and monitoring of TCE in groundwater and soil. TCE testing is also required at most Superfund, RCRA and Department of Energy sites for soil and groundwater contamination.

On September 26, 2000, the Company announced that it had entered into a non-binding Letter of Intent to acquire AZUR Environmental. The purchase of AZUR Environmental, whose corporate headquarters are located in Carlsbad, California, is subject to due diligence and approval by both companies' Board of Directors, approval of the stockholders of AZUR and other conditions.

The following unaudited pro forma statement of operations data gives effect to the HTI transaction, which was accounted for using the purchase method of accounting, as if the HTI purchase had occurred on January 1, 1998, and includes certain adjustments, including amortization of goodwill, increased interest expense and preferred stock dividends related to the HTI purchase. The 1999 pro forma results exclude $3.5 million of in-process research and development expenses incurred in connection with the HTI transaction. The acquisitions of HTI and ATAB are fully included for the three month periods ended September 30, 2000 and 1999.

Unaudited Pro Froma Combined Results of Operations
(unaudited in thousands)

                                                         Nine Months Ended
                                                           September 30,
------------------------------------------------------------------------------
                                                       2000             1999
------------------------------------------------------------------------------


Revenues                                              $17,265         $17,635
------------------------------------------------------------------------------

Income before non-recurring charges directly
attributable to the HTI acquisition                   $   659         $ 1,175
------------------------------------------------------------------------------

Basic net income per share before non-recurring
charges directly attributable to HTI acquisition      $  0.04         $  0.09
------------------------------------------------------------------------------

Diluted net income per share before non-recurring
charges directly attributable to HTI acquisition      $  0.04         $  0.07
------------------------------------------------------------------------------



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

5. SEGMENT INFORMATION:

The Test Kit segment develops, manufactures and markets immunoassay-based test kits for rapid, cost-effective detection of a wide variety of different analytes in three primary market categories: agriculture, water quality and food testing.

The Antibody Segment, Strategic BioSolutions (SBS), includes the former TSD BioServices, HTI and the acquired operating assets of the OEM business of Atlantic Antibodies. These companies provide fully integrated polyclonal and monoclonal antibody development and large scale manufacturing services to pharmaceutical and medical diagnostic companies.

For reporting purposes a "pro-rata" share of common costs is charged to the Antibody segment. Segment assets are those assets associated with the respective segment's operating activities. Segment profit is based on income after income taxes excluding the $3.5 million one-time non-cash charge for in-process research and development in connection with the acquisition of HTI.

Segment Information:

 For the three months ended September 30,          Test Kits         Antibody           Total
2000     Revenues                                  $ 3,016            $2,685           $ 5,701
         Segment Profit                                (61)              150                89
         Segment Assets                             23,524             4,240            27,764
         Depreciation and amortization                  71               121               192
         Capital expenditures                           96                 -                96

1999     Revenues                                  $ 5,147            $2,312           $ 7,459
         Segment Profit                              1,297              (287)            1,010
         Segment Assets                             17,102             6,040            23,142
         Depreciation and amortization                 154               121               275
         Capital expenditures                           98                 -                98

 For the nine months ended September 30,           Test Kits         Antibody            Total

2000     Revenues                                  $ 9,135            $8,130           $17,265
         Segment Profit                                121               538               659
         Segment Assets                             23,524             4,240            27,764
         Depreciation and amortization                 249               364               613
         Capital expenditures                          216                 -               216

1999     Revenues                                  $11,285            $5,568           $16,853
         Segment Profit                              1,754              (249)            1,505
         Segment Assets                             17,102             6,040            23,142
         Depreciation and amortization                 481               253               734
         Capital expenditures                          277                 -               277


6. INVENTORIES:

At September 30, 2000 and December 31, 1999, inventories consisted of the following (in thousands):

                                September 30, 2000        December 31, 1999
                                ------------------        -----------------

      Raw Materials                  $  2,759                 $  2,258
      Work in progress                  1,879                      804
      Finished goods                    2,718                    2,462
                                     --------                 --------
                                     $  7,356                 $  5,524
                                     ========                 ========

7. DEBT:

On May 5, 2000, the Company entered into a financing agreement with a commercial bank. This agreement provides for a $4 million term loan, of which approximately $3.6 million is outstanding at September 30, 2000, repayable over three years, and for up to a $5 million revolving line of credit, based on eligible assets as described below. Proceeds from this financing retired substantially all of the Company's previous indebtedness, incurred in connection with the acquisitions described above (see Note 4, Acquisitions).

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

Under the terms of the financing, the Company is required to meet certain financial covenants including funded debt to EBITDA and EBITDA to current maturities of debt plus interest and taxes. At September 30, 2000, the Company is in compliance with all such covenants, with additional borrowing capabilities of approximately $769,000 available under the revolving line of credit. The financing is secured by substantially all of the Company's assets.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information included in this report on Form 10-Q contains certain forward-looking statements reflecting the current expectations of Strategic Diagnostics Inc. and its subsidiaries (the "Company"). When used in this report, the words "anticipate," "enable," "expect," "intend," "believe," "estimate," "potential," "promising," "will" and similar expressions as they relate to SDI are intended to identify such forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, which may cause actual results to differ from those anticipated at this time. Such risks and uncertainties include, without limitation, changes in demand for products, delays in product development, delays in market acceptance of new products, long-term consequences of StarLink(TM) on the GMO market, ability of manufacturers of non-GMO food products to charge premiums to consumers, successful consummation of the AZUR transaction and successful integration of the AZUR business, customers and employees, adequate supply of raw materials, inability to obtain required domestic and foreign government regulatory approvals, modifications to regulatory requirements, modifications to development and sales relationships, the ability to achieve anticipated growth, competition, seasonality, and other factors more fully described in the Company's filings with the Securities and Exchange Commission.

Background

The Company is the entity resulting from the combination of EnSys Environmental Products, Inc. ("EnSys"), Ohmicron Corporation ("Ohmicron"), TSD BioServices ("TSD"), HTI Bio-Products Inc. ("HTI"), Atlantic Antibodies Inc. ("ATAB") and Strategic Diagnostics Inc. ("SDI").

Since inception, the Company and its predecessors have, in addition to conducting internal research and development of new products, entered into research and development agreements with multiple corporate partners that have led to the introduction of various products to the agricultural, water quality, environmental testing and other markets. These agreements generally provide that sales and marketing costs associated with a new product are borne by the corporate partner, and the Company has the manufacturing rights. In addition, the Company currently sells directly other products that it has developed or acquired.

On September 26, 2000, the Company announced that it had entered into a non-binding Letter of Intent to acquire AZUR Environmental. The purchase of AZUR Environmental, whose corporate headquarters are located in Carlsbad, California, is subject to due diligence and approval by both companies' Board of Directors, approval of the stockholders of AZUR and other conditions.

Results of Operations

Three Months Ended September 30, 2000 vs. September 30, 1999

Net revenues for the third quarter of 2000 were $5.7 million versus $7.5 million in the third quarter of 1999 or a decrease of 24%. Product related revenues decreased by $1.6 million or 23%. The decrease in product related revenues was primarily attributable to shortfalls in purchases of the Company's agriculture products and certain products in the water quality category being de-emphasized. The shortfalls in purchases of the Company's agriculture products were primarily the result of the market for the Company's agriculture test kits developing more slowly than previously anticipated. These decreases offset increases in the Company's antibody business, which grew 16% in the third quarter of 2000 to $2.7 million versus the third quarter of 1999. Contract and other revenues decreased $133,000 or 36% in the third quarter of 2000 versus the same period in 1999. This decrease reflects the Company's continued emphasis on internal research and development projects.

Significant changes affecting the volume of analytical testing are currently occurring throughout the agricultural complex in response to StarLink(TM) corn, which contains a trait not approved for food use, entering into food production. While the full effects of these changes are difficult to predict at this time, demand for the Company's TraitCheck Bt9 product has exceeded 700,000 tests shipped through November 10, 2000, which were sold primarily in the fourth quarter. Many factors led to this increased demand, including decisions by food processors to suspend operations until the volume of StarLink(TM) corn has been accounted for or until supplies on-hand can be tested to ensure that StarLink(TM) corn is not present. There is uncertainty as to whether, and if so, how long this need will persist and at what rate.

Manufacturing expenses decreased $828,000 or 26% in the third quarter of 2000 versus the third quarter of 1999. This decrease reflects the lower level of product shipments made in the third quarter of 2000 versus the comparable period of 1999.

Research and development costs increased $81,000 or 13% in the third quarter of 2000 when compared to the third quarter of 1999. This increase is due to increased personnel and related expenses to develop additional analytical methods, most within the agriculture and food product categories.

Selling, general and administrative expenses decreased $139,000 or 6% in the third quarter of 2000 versus the third quarter of 1999. This decrease is primarily the result of the lower levels of business activity in the period as described above.

Interest expense decreased $23,000 or 16% in third quarter of 2000 versus the third quarter of 1999. This decrease is due to the repayment and refinancing of the Company's debt during May 2000 (See Note 7, Debt) and the resulting lower outstanding indebtedness.

In the third quarter of 2000, the Company accrued approximately $72,000 of income tax expense, a non-cash charge related to the utilization of the Company's net operating tax-loss carry-forwards, which have been previously recognized in the fourth quarter of 1999 for financial reporting purposes. There was no income tax expense or benefit in the third quarter of 1999.

Net income decreased $921,000 or 91% in the third quarter of 2000 versus the third quarter of 1999, for reasons all as described above.

Nine Months Ended September 30, 2000 vs. September 30, 1999

Net revenues for the first nine months of 2000, increased $412,000 or 2% compared with the same period in 1999. Product related revenues for the first nine months of 2000, increased $396,000, or 2% compared with the first nine months of 1999. This increase is primarily attributable to increases in revenues of the antibody segment of 46%, due to growth within the business unit, as well as the acquisition of HTI in February 1999 and the operating assets of the OEM business of ATAB in May of 1999. This increase more than offset decreases in the Company's other product categories, primarily agriculture, as described for the third quarter of 2000 above. Contract and other revenues increased $16,000 or 2% during the nine-month period ended September 30, 2000 versus the nine-month period ended September 30, 1999.

Manufacturing expenses were approximately the same during the nine-month period ending September 30, 2000 versus the nine-month period ending September 30, 1999.

Research and development expenses increased $380,000 or 22% in the first nine months of 2000 versus the comparable period in 1999. This increase is primarily the result of increased development costs related to the introduction of new products, primarily within the agriculture and food product categories.

Selling, general and administrative expenses increased $643,000 or 11% in the first nine months of 2000 versus the comparable period in 1999. This increase is primarily attributable to increased selling and marketing efforts in the agriculture, antibody and food product categories.

Interest expense increased $101,000 or 44% in the first nine months of 2000 versus the comparable period in 1999. This increase is due to the borrowings the Company made to purchase HTI in the first quarter of 1999, and the OEM assets of ATAB in the second quarter of 1999.

In the first nine months of 2000, the Company accrued approximately $439,000 of income tax expense, a non-cash charge related to the utilization of the Company's net operating tax-loss carry-forwards, which have been previously recognized in the fourth quarter of 1999, for financial reporting purposes. There was no income tax expense or benefit in the first nine months of 1999.

Net income was $659,000 during the first nine months of 2000 versus a net loss of $2 million in the first nine months of 1999. Net income for the nine months ended September 30, 2000, included $283,000 of other income attributable to a gain on the sale of assets the Company recorded in connection with the sale of its Macra Lp(a) product line in the third quarter of 1998, and represents the amount the Company received in excess of its investment in the product. Exclusive of the $3.5 million non-cash charge for acquired research and development included in the first nine months of 1999, net income decreased to $659,000 in the first nine months of 2000 from the $1.5 million recorded in the first nine months of 1999 for the reasons all as described above.

Liquidity and Capital Resources

The Company's working capital was $8.3 million at September 30, 2000, a decrease of $1.9 million or 18% from December 31, 1999. Cash and cash equivalents decreased $1.3 million to $1.2 million at September 30, 2000. This decrease was primarily attributable to the voluntary repayment of debt and a more flexible structure of its indebtedness. Outstanding debt decreased $2.4 million from $8.2 million at December 31, 1999 to $5.8 million on September 30, 2000. On May 5, 2000, the Company entered into a financing agreement with a commercial bank which provides for a $4 million term loan, of which approximately $3.6 million was outstanding at September 30, 2000, repayable over three years, and up to a $5 million revolving line of credit, of which $2.3 million was outstanding at September 30, 2000. Proceeds from this financing retired substantially all of the Company's previous indebtedness.

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

New Accounting Pronouncements

On December 3, 1999, the staff of the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB No. 101. SAB No. 101 provides the SEC staff's views on the recognition of revenue including nonrefundable technology access fees received by biotechnology companies in connection with research collaborations with third parties. SAB No. 101 states that in certain circumstances the SEC staff believes that up-front fees, even if nonrefundable, should be deferred and recognized systematically over the term of the research agreement. SAB No. 101, as amended, requires registrants to adopt the accounting guidance contained therein by no later than the fourth fiscal quarter of the fiscal year beginning after December 15, 1999, with an effective date as of the beginning of such year. The adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.

In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Statement 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure the instrument at fair value. The accounting for changes in the fair value of a derivative, depend on the intended use of the derivative and the resulting designation. This Statement, as amended, is effective for the first fiscal quarter beginning after December 31, 2000. The adoption of this standard will not have a material impact on the Company's earnings or financial position.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company has exposure to changing interest rates, and is currently not engaged in hedging activities. Interest on approximately $5.8 million of outstanding indebtedness is at a variable rate of between 1.75% to 3% over the published London Interbank Offered Rate.

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



                           STRATEGIC DIAGNOSTICS INC.
                           --------------------------
                                  (Registrant)


Signature                                            Title                                       Date
---------                                            -----                                       ----
/s/ RICHARD C. BIRKMEYER              President and Chief Executive Officer                November 13, 2000
------------------------              (Principal Executive Officer)
    Richard C. Birkmeyer

/s/ ARTHUR A. KOCH, JR.               Vice President and Chief Operating Officer           November 13, 2000
-----------------------               (Principal Financial Officer)
    Arthur A. Koch, Jr.