Form 10-K
period 2000-12-31
STRATEGIC DIAGNOSTICS INC/DE/
filed 2001-03-29
CIK 911649

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the Fiscal Year Ended December 31, 2000

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

                      -------------------------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes    X        No
                                          ------          ------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was $48,031,274 as of March 12, 2001.

         As of March 12, 2001 there were 16,706,530 shares outstanding of the Registrant's common stock, par value $.01 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement (the "Definitive Proxy Statement") to be filed with the Securities and Exchange Commission relative to the Company's 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

PART I.........................................................................................................1

   ITEM 1.      BUSINESS.......................................................................................1
     Overview..................................................................................................1
     Immunoassay Technology....................................................................................1
     Markets and Products......................................................................................3
     Major Customers...........................................................................................8
     Sales and Marketing Strategy..............................................................................8
     Regulatory Approvals......................................................................................9
     Manufacturing............................................................................................10
     Research and Development.................................................................................11
     Proprietary Technology and Patents.......................................................................12
     Competition..............................................................................................13
     Employees................................................................................................14
   ITEM 2.     PROPERTIES.....................................................................................14
   ITEM 3.     LEGAL PROCEEDINGS..............................................................................14
   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................14
               EXECUTIVE OFFICERS OF THE REGISTRANT...........................................................15

PART II.......................................................................................................16

   ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........................16
   ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA...........................................................17
   ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION..........18
     Forward-Looking Statements...............................................................................18
     Overview.................................................................................................18
     Results of Operations....................................................................................19
     Year ended December 31, 2000 versus year ended December 31, 1999.........................................19
     Year ended December 31, 1999 versus year ended December 31, 1998.........................................20
     Liquidity and Capital Resources..........................................................................21
   Item 7a.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................22
   ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................23
   ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........23

PART III......................................................................................................23

   ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.................................................23
   ITEM 11.    EXECUTIVE COMPENSATION.........................................................................23
   ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................23
   ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................24

PART IV.......................................................................................................24

   ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K................................24

                                     PART I

ITEM 1. BUSINESS

Overview

         Strategic Diagnostics Inc. (the "Company") develops, manufactures and markets immunoassay-based test kits for rapid and inexpensive detection of a wide variety of substances in the food safety and water quality markets. Through its Strategic BioSolutions division, the Company also provides antibody and immunoreagent research and development production services.

         Since its inception, the Company and its predecessors have, in addition to conducting internal research and development of new products, entered into research and development agreements with multiple corporate partners that have led to the introduction of various products to the food safety, water quality and other markets. The Company expects that internal research and development projects, primarily in the food safety area, will continue to represent a larger percentage of its total research and development expenditures. The Company believes that its competitiveness has been enhanced through the combinations of talents, technology and resources resulting from the relationships and the acquisitions it concluded during the past five years. These relationships and acquisitions have enabled the Company to achieve meaningful economies of scale for the unique products it offers through the utilization of its consolidated facilities in Newark, Delaware, for the manufacture of test kits, antibodies and biochemicals, its facility located outside of San Diego, California for the manufacture of antibodies and biochemicals and its facility located in Windham, Maine for the manufacture of custom, high-volume bulk polyclonal antibodies. These economies of scale, in turn, enable the Company to offer its customers the most appropriate test for each specific customer application.

         Another key strategy that the Company used to develop its business was the formation in 1991 of TSD BioServices, a joint venture between the Company and a subsidiary of Taconic Farms of Germantown, NY. Taconic Farms is a privately held company whose business is the production and sale of rodents, primarily to the research community. In 1996, the joint venture was dissolved and the Company's interests were distributed into a wholly owned subsidiary, TSD BioServices, Inc. ("TSD"). With TSD and the 1999 acquisitions of HTI BioProducts, Inc. and the operating assets of the OEM business of Atlantic Antibodies, the Company formed a new operating division, Strategic BioSolutions, which has now become one of the largest producers of antibodies in the United States. The mission of Strategic BioSolutions is to supply monoclonal and polyclonal antibodies, immunochemical reagents and related services to medical diagnostic and pharmaceutical companies, as well as research institutions.

         The Company is a recognized leader in the field of immunoassay research, development and manufacturing and develops products in markets where the attributes of immunoassay technology (i.e. speed, ease-of-use, cost-effectiveness, quantitation, and flexibility), meet specific customer needs. In addition to products serving the two primary markets, the Company develops, manufactures and sells immunoassay test kits for medical applications.

         The Company is the entity resulting from the combination of EnSys Environmental Products, Inc. ("EnSys"), Ohmicron Corporation ("Ohmicron"), HTI BioProducts Inc. ("HTI"), TSD BioServices Inc. ("TSD") and Strategic Diagnostics Inc. ("SDI"). On August 30, 1996, Ohmicron was merged with and into SDI. On December 30, 1996, SDI was merged with and into EnSys. The surviving entity was then renamed Strategic Diagnostics Inc. On December 31, 1999, HTI and TSD were merged with and into SDI.

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

         The major attributes of immunoassay technology can be summarized as follows:

         Sensitivity:   Immunoassays can measure extremely low concentrations of
                        compounds (routinely as low as parts per billion; i.e.,
                        one millionth of one gram in a liter of liquid).
         Specificity:   Immunoassays can measure one specific compound out of a
                        chemical "soup," reducing the need for sample
                        preparation.
         Speed:         Total time to obtain a test result ranges from 1 minute
                        to several hours as compared to several days to several
                        weeks with many competing laboratory testing methods.
         Cost:          Price-per-test for immunoassays range from $1 to $50;
                        price-per-test for similar laboratory testing can range
                        from $5 to $1,000.
         Accuracy:      Immunoassays are typically as or more accurate than
                        their laboratory counterparts.
         Flexibility:   Immunoassays can  be developed in a wide variety of test
                        formats, including multiple sample laboratory-based tests, disposable, single-use units, and large automated instruments. They can be designed for use by non-technical persons on-site under a variety of field conditions for testing of diverse sample types.

         Immunoassay technology relies on the specific binding characteristics of antibodies. Antibodies are proteins made by cells within the bodies of animals as part of the immune system response to invasion by foreign substances such as bacteria and viruses. An antibody physically binds only to the substance that elicited its production. This characteristic of specific binding makes antibodies useful tools for detecting substances in complex sample matrices (e.g., blood, plant tissue, soil and water). Methods exist for isolating and purifying antibodies from animals, and labeling them in such a way that they can be used as components, or reagents, within a test to detect the presence of the substance of interest. Immunoassay technology has advanced to the point that antibodies can be made to a wide variety of substances including microorganisms, drugs, hormones, proteins, polymers, environmental pollutants and other chemicals.

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

         The Company has expertise and proprietary technology relating to the development and manufacture of five primary immunoassay formats: latex filtration, magnetic particle, one-step strip tests, coated-tube and microtiter plate. Latex filtration assays offer ease-of-use, field portability and semi-quantitative results and are ideally suited for on-site, field screening applications where limited numbers of samples are to be analyzed.

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

         Lateral flow immunoassay strips, often referred to as 'one-step' strip tests, require only that the user apply a prepared sample to the test strip to obtain the test result much like pH or Litmus paper tests. The low cost and simplicity of these tests make them ideally suited for a wide range of applications in many different markets. The current state-of-the-art of lateral flow immunoassays is such that the results obtained using these tests are qualitative, not quantitative, which imposes some limits on the applicability of the format.

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

Markets and Products

         The Company sells products in the food safety, water quality and antibody market categories through its direct sales force, through a network of over 40 distributors in Canada, Mexico, Latin America, Europe and Asia, and through its corporate partners. This section describes the Company's current markets and products as well as those in development.

         Food Safety

         The food safety marketing unit includes tests to detect targeted traits in genetically engineered plants, two plant fungi, Rice Blast and Botrytis (crop testing), and tests to detect Genetically Modified Organisms (GMOs) in food ingredients and food fractions (food testing).

         Crop Testing

         Genetically Engineered Crops. Agricultural biotechnology companies are developing varieties of commercially important crops like corn, cotton and soybeans that have new additional genes which are designed to confer a commercial advantage to the plant, such as insect or pesticide resistance or enhanced growth or nutritional characteristics. Industry experts predict that approximately one half of the acreage used to grow soybeans in the U.S. and roughly one quarter of the acreage used to grow corn in the U.S. will be planted with genetically engineered seed in the year 2001, in comparison to only limited acreage in 1996.

         A large agricultural biotechnology company that has developed proprietary varieties of herbicide resistant soybeans and insect-resistant corn and cotton among others, using genetic engineering technology, commissioned the Company's first test in this market. Not all the seed produced by a genetically engineered plant contains the gene for the desired trait and therefore not all the plants arising from a batch of seed will express the desired characteristic. The Company has developed a simple `one-step' strip test that is used at the point of testing to determine if an individual plant contains the new genetic trait. The Company has also developed similar one-step products for other crops. Commercial seed producers use these products to ensure the quality of their products. This type of test can also be used for enforcement purposes in crops to prevent unlicensed application of the genetic technology.

         Sales of this strip test and similar products to detect the presence of genetically engineered traits in plants have been increasing rapidly since their introduction in the third quarter of 1995 and the Company believes sales will continue to grow. The number of acres of crops with genetically enhanced traits under cultivation has grown rapidly since 1998 and published reports indicate that the farmers' experience with these products was positive. The agricultural biotechnology companies are currently developing additional traits and acreage in 2001 is expected to grow further. Based on these results and with this increased volume, the Company expects sales of these products to grow. The Company continues to develop additional tests to detect traits in genetically modified plants.

         During 2000, a genetic trait known as Cry9C or StarLink(TM) that was approved by the U.S. Environmental Protection Agency only for non-food uses was discovered in food products. The impact of this discovery resulted in the need for growers, handlers, processors, shippers and exporters to test corn for the presence of StarLink(TM). SDI's Bt9 Trait Check test was the first GMO test validated by the U.S. Department of Agriculture. The Company worked closely with key grain processors worldwide to provide significant volumes of tests to meet the high market and regulatory demand and more than 1,000,000 Bt9 strip tests were sold in 2000. The StarLink(TM) issue brought to light the need for definitive genetic analysis and that paper certifications as to genetic origin and concentration alone are inadequate. The Company believes it is the recognized leader in the field.

         Also during 2000, several regulatory actions promoted testing in the food safety area. The U.S. Department of Agriculture's Grain Inspection, Packers and Stockyards Administration (GIPSA) recommended that all corn sold for the 2001 planting season and parent lines to be used in 2001 seed production be tested for the presence of the StarLink(TM) protein. This recommendation has expanded the market opportunities for SDI's Bt9 testing products. Additionally, the FDA has issued a directive recommending dry millers to test all yellow corn passing through their complexes for the presence of StarLink(TM).

         Another noteworthy regulatory action was the creation of a new U.S. national standard for organic fruits, vegetables and meats to help guide consumers seeking alternatives to commercially produced food. Under this standard, foods labeled "organic" cannot include genetically modified ingredients. SDI is positioned to work closely with the organic food industry to offer testing mechanisms to screen, confirm and quantify various GMO traits for labeling and identity preservation programs.

         Recent world events have also helped to change the food safety marketplace. In Europe, re-emerging concerns over bovine spongiform encephalopathy (BSE, or mad cow disease) have prompted broader uses for GMO testing in feed supplies. BSE is a transmittable fatal brain disease in cattle. The disease has been attributed to the use of animal bone meal and other animal scrap in feed supplies. The elimination of bone meal used in feed has increased the need for other sources of protein, such as soybean toasted meal. SDI's new GMO Roundup Ready(TM) meal test kit can detect GMO in toasted meal. In addition, this same test is also validated for use with other primary food ingredients, including protein isolates, concentrates, soy milk, tofu and dietary fiber. European feed companies and their suppliers now have the ability to verify their feeds for the absence or presence of GMOs.

         SDI continues to partner with the major agricultural biotechnology firms to develop new products and promote rapid GMO testing methods throughout the food distribution channel. With our new products and market opportunities we believe SDI is well positioned as the leader in the rapidly growing market for food ingredients testing for today and the future.

         Food Testing

         In 1998, a significant market opportunity for immunodiagnostic analysis was created. This opportunity arose from regulatory response to public demands to address a consumer's right-to-know whether a food product contains concentrations of genetically modified organisms (GMOs). In May 1998, the European Commission enacted food regulations governing the labeling of foodstuffs that are derived from genetically modified crops. The legislation affects food processors in all fifteen member states within the European Union. Under the European Commission's EC 258/97 and EC 1139/98, beginning March 1, 1999, food processors were required to label food ingredients for the presence of GMOs. Similar regulations have been adopted in many parts of the world including Japan. The European Union and Japan comprise the largest customers for U.S. soybean and corn exports.

         During the second half of 1998, the Company began entering into licenses to use proprietary genetic traits with major developers of genetically engineered plants, and began developing an immunodiagnostic test to detect the presence of GMOs at specified concentrations. This research and development was completed and the Company participated in a Joint Research Centre - Institute for Health and Consumer Protection Food Products Unit sponsored validation study of its first test kit. Validation studies are common in the food testing industry and are generally referred to as "Ring Studies." This Ring Study involved 38 qualified laboratories throughout Europe and was completed in December 1998. The JRC has informed the Company that its products have been validated to detect the presence of the tested traits at the thresholds established in the Ring Study protocol.

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

         Mycotoxins

         Mycotoxins are toxins formed in grains such as corn, barley, and wheat by naturally occurring fungi. Many mycotoxins have been proven or associated with health effects in both animals and humans. The FDA, in concert with the USDA, has developed minimum acceptable levels for the mycotoxins aflatoxin and vomitoxin. Testing is mandatory on all U.S. exported grains. Some mycotoxins do not break down upon processing, and therefore testing continues at the food processing level as well. The existing market for mycotoxin testing is greater than $25 million annually. Though it is a developed market in which we will compete with other established test providers, we believe we have an excellent customer network developed with our other products in the food safety market, including GMOs, and an enhanced product with significant competitive advantages, including enhanced ease-of-use and rapid screening applications, and sales could develop rapidly.

         Water Quality

          The water quality marketing unit provides analytical tests for drinking water, industrial process water and waste water. Water quality testing is driven by regulatory initiatives such as the Safe Drinking Water Act and the Clean Water Act, and by economic factors including the cost of clean water and productivity losses attributable to inadequate industrial water treatment. Because of the increasing scarcity of potable water and the critical role treated water is playing in the manufacturing process, the market for analytical testing continues to grow. The Company offers a wide range of on-site analytical testing products for the water quality market. These include kits to measure concentrations of 40 different pesticides in water, tests for the presence of pathogenic protozoa Cryptosporidium and Giardia, and test kits that measure concentrations of water treatment polymers. The concentration of water treatment polymers is critical to the success of industrial cooling tower processes. Maintenance of the appropriate polymer concentration allows water systems to operate efficiently and at a reduced cost. The unique patent-protected test kits developed by the Company are the only practical and cost-effective way to accurately detect these polymers at the low concentrations used.

         Also within the water quality marketing unit, our industrial chemical product line was enhanced by the addition of a rapid, on-site test method for the detection of organic halides, including trichloroethylene, or TCE in water and soil. TCE is the leading groundwater contaminant in the United States. Though our key user segments continue to be the Department of Defense, federal and state regulatory agencies and industrial processing facilities, we are seeing new opportunities at dry cleaning facilities, Brownfields programs and bio-remediation processes.

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

         The Company, working in collaboration with its corporate partners, has successfully developed highly sensitive and accurate immunoassays for the detection of a number of water treatment polymers. These immunoassays have been demonstrated to be a reliable and cost-effective way to measure water treatment polymers in samples from municipal water supplies, boilers, cooling towers, and other processes and raw water sources. Some specific applications are: (i) measuring concentrations of chemicals to allow more efficacious use of costly compounds, (ii) detecting the presence of particular compounds in effluent discharge in order to gauge regulatory compliance, and (iii) monitoring processes to prevent fouling of highly expensive systems (such as reverse osmosis) by excess polymer.

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

         Cryptosporidium and Giardia. The Company, under a license agreement, manufactures and sells Hydrofluor(TM), an EPA-accepted immunoassay-based method for detecting the pathogenic protozoa Cryptosporidium and Giardia in water. According to the EPA, Cryptosporidium and Giardia cause more outbreaks of disease than any other water-borne pathogens. The Company's Hydrofluor-Combo(TM) test kit has been designated as the American Society for Testing and Materials
(ASTM) standard method for detection of these pathogenic protozoa and also has been designated as the method for use in complying with the EPA's Information Collection Rule to establish the extent of contamination in the nation's drinking water.

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

         D TECH(R). The D TECH(R) tests are a latex filtration immunoassay format and provide for rapid, easy-to-use, on-site, field screening analysis of soil and water samples containing EPA Priority Pollutants such as PCBs, PAHs, TNT, BTEX (benzene, toluene, ethylbenzene and xylene) and others. D TECH is simple to use, requires little or no user training, yields a semi-quantitative result and is ideally suited for true field applications where limited numbers of samples are analyzed at one time.

         RaPID Assay(R). The RaPID Assay(R) magnetic particle immunoassay product line currently contains kits and accessories for detection of 21 different pesticides (herbicides, insecticides and fungicides), and six toxic organic compounds. The magnetic particle test format is ideally suited for applications requiring highly precise determination of contaminant concentrations. Like the Company's other immunoassay tests, RaPID Assay(R) is fast and easy to perform, but not as field-portable. RaPID Assay(R) pesticide test kits are used for quantitation of pesticides in water, soil and food. RaPID Assay(R) test kits for toxic organic chemicals are used for measuring contaminant concentrations in both water and soil.

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

         This division serves a wide range of customers including pharmaceutical, biotechnology and diagnostic companies and major research centers in the United States, the European Union and the Pacific Rim. During 1999, the Company significantly enhanced its presence in this market through the acquisition of HTI and the operating assets of the OEM business of Atlantic Antibodies as more fully described in the notes to the consolidated financial statements. The Company believes this division is one of the largest independent custom antibody operations in the United States. Throughout the Company's history, many significant product development and commercial supply agreements have followed from initial projects to develop and supply antibodies. The comprehensive customer base of this division has the potential to provide an even greater number of these meaningful opportunities.

         During the past year Strategic BioSolutions began to offer immunoassay contract manufacturing services, further expanding the range of capabilities for our corporate partners. We have experienced an increase in sales to our biotechnology customers, which we believe can be attributed to continuing work on the human genome project. The study of gene functionality is often examined at the protein level, and antibodies, which naturally bind to proteins, are critical tools in building on this new knowledge. Going forward, we believe that as work continues on this project, it will provide a unique opportunity for the Company to build on our existing market share within this segment.

         The Company received AAALAC (Association for the Assessment and Accreditation of Laboratory Animal Care) accreditation at its Maine polyclonal antibody facility. The Maine site now joins the Delaware facility, which has maintained AAALAC accreditation since 1993, in offering products and services which meet the highest quality standards in the industry.

         The division employs approximately 97 people and supplies critical reagents used in the Company's test kits in addition to the development and marketing activities described above.

         For additional information concerning the Antibody business, see Note 9 to the consolidated financial statements.

         Other Products

         RapidChek(R) SRB. Sulfate Reducing Bacteria ("SRBs") are environmentally significant because they generate hydrogen sulfide gas and cause corrosion of stainless steel pumps, pipelines, and drilling rigs and result in the souring of oil reserves. SRBs can be controlled by the addition of treatment chemicals. Historically, the majority of testing in this market was performed using a culture method called the American Petroleum Institute Recommended Procedure No. 38. This method requires that samples be incubated from 14-28 days before a result is obtained. RapidChek(R) SRB test is a simple-to-use, field portable test that provides the user with accurate results in 20 minutes and allows for a rapid, more cost-effective application of treatment chemicals.

Major Customers

           In 2000 and 1999, no single customer accounted for 10% or more of the Company's revenues. In 1998, Delta and Pine Land Company accounted for 10% of the Company's revenues.

Sales and Marketing Strategy

         As a result of the consolidation of the SDI, EnSys, Ohmicron, EnviroGard(TM) and HTI businesses, the Company has formed an experienced sales and marketing organization of 30 individuals. In addition to its direct sales force, the Company sells product through an extensive network of distributors and through its corporate partners.

         The Company uses a number of strategies for the sale of its products worldwide. In the U.S., the major route of sale of its water quality testing products is through a national field sales force in defined sales territories. The field sales force is augmented by an in-house sales force, which in addition to selling product directly to customers, provide marketing and logistics support to the field sales personnel and interface between customers and technical support.

         In 1993 the Company opened a European headquarters and sales operation near London, England, and the sale of the EnSys RISC(TM), RaPID Assay(R) and EnviroGard(TM) products in Europe are principally directed through that office. Sales and distribution of the D TECH product line outside of the U.S. are made exclusively by E. Merck KGaA, Darmstadt, Germany.

         Sales of the Company's products for detecting water treatment polymers, proprietary chemicals, industrial markers, genetically engineered crops and Rice Blast are through the Company's corporate partners in selected markets and through the Company's direct organization in others. The RapidChek(R) SRB test kit is sold directly by the Company and through five international distributors.

Regulatory Approvals

         The environmental legislation and regulations that the Company believes are most applicable to its current business are RCRA, CERCLA, TOSCA, FIFRA and the Pure Food and Drug Act. As the Company expands its product line to meet the environmental monitoring needs of municipalities and industrial facilities, the SDWA, the Clean Water Act and the NPDES permitting program under the Clean Water Act also will be significant to the Company's business. These programs regulate the management, disposal and clean-up of hazardous substances and protect the nation's ground and surface water and drinking water supplies. In addition, regulatory responsibilities in a number of areas have been delegated to state agencies and state and local laws and regulations impose additional restrictions and requirements. While environmental regulations overseas vary, many countries, particularly in Europe, have counterparts to the U.S. legislation.

         The Company believes that regulatory acceptance, though not required for the use of its products in most cases, is a significant factor in gaining market acceptance. There are two main areas in which the Company is seeking regulatory acceptance for its products: hazardous waste testing methods by the federal and state environmental protection agencies and water testing methods by the federal and state environmental protection agencies. The federal Environmental Protection Agency and some state agencies have evaluated certain of the Company's analytical methods and accepted their use for certain remediation and monitoring activities. Further acceptance by these agencies would stimulate demand for the Company's products. The Company expects that as its products are subjected to wider use under various conditions and subjected to traditional validation techniques, such acceptance will generally be granted. Such acceptance would serve to strengthen already compelling customer motivations such as the ease-of-use and specificity characteristics of the Company's products and is not a prerequisite to selling the products in the markets the Company serves.

         Hazardous Waste Testing Methods. EPA SW-846 is the compendium of analytical and test methods published by the EPA's Office of Solid Waste (OSW). A number of provisions of the EPA's hazardous waste regulations under RCRA mandate the use of SW-846 methods. In other contexts, SW-846 is a guidance document setting forth acceptable, although not required methods to be implemented by the user in response to sampling and analysis requirements. Some states also require the use of SW-846 methods under their hazardous waste programs. SW-846 methods are technically only applicable to regulatory programs under RCRA. However, other federal, state and local environmental programs, including CERCLA and TOSCA, often refer to and rely on SW-846 methods for purposes of remediation and monitoring.

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

         The following table summarizes the EPA acceptance status of the Company's hazardous waste testing products.

---------------------- ---------------- --------------- ---------------- ------------------
   EPA SW-846
     Method              D TECH(R)     EnSys RISC(TM)   EnviroGard(TM)   RaPID Assay(R)
No.         Analyte
---------------------- ---------------- --------------- ---------------- ------------------
4010          PCP                        Soil & Water                          Soil
---------------------- ---------------- --------------- ---------------- ------------------
4015          2,4-D                                      Soil & Water      Soil & Water
---------------------- ---------------- --------------- ---------------- ------------------
4020          PCB           Soil          Soil & Oil         Soil              Soil
---------------------- ---------------- --------------- ---------------- ------------------
4030          TPH                            Soil            Soil
4035          PAH                         Soil (APAH)     Soil (APAH)       Soil (APAH)
                                                                            Soil (CPAH)
---------------------- ---------------- --------------- ---------------- ------------------
4040     Toxaphene                                           Soil
4041     Chlordane                                           Soil
4042     DDT                                                 Soil
---------------------- ---------------- --------------- ---------------- ------------------
4050          TNT        Soil & Water                                       Soil & Water
4051          RDX        Soil & Water
---------------------- ---------------- --------------- ---------------- ------------------
4670    Triazines                                                              Water
---------------------- ---------------- --------------- ---------------- ------------------
8510          RDX                            Soil
8515          TNT                            Soil
8530          TTHM                           Water
---------------------- ---------------- --------------- ---------------- ------------------

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

         The volatile organic halide (TCE) water test has been accepted as Method 8535. The TTHM (total trihalomethanes) water test has been accepted as Method 8530. In addition, the RaPID Assay(R) Atrazine test was accepted as the first quantitative immunoassay method. It is anticipated that the EPA Office of Drinking Water will adopt this method for screening according to the Drinking Water Regulations for Triazines under the SDWA. More recently, the Company's RaPID Assay(R) for Spinosad has been adopted by the EPA office of Pesticide Programs as the official enforcement method for this pesticide.

         Other Testing Methods. Tests for water treatment polymers, genetically engineered traits in plants, and fungal plant pathogens are currently unregulated. However, agencies such as the EPA, the FDA and the Food Safety and Inspection Service of the U.S. Department of Agriculture are engaged in testing environmental samples and, together with the Association of Official Analytical Chemists ("AOAC"), maintain compilations of official methods for use in testing for environmental contaminants in certain market segments. Some of these organizations also issue procedures and guidelines for validating new methods.

Manufacturing

         The Company currently manufactures over 270 different test kits for the detection of a wide array of analytes in five immunoassay formats: one-step strip tests, coated-tubes, latex particles, magnetic particles and microtiter plates. In addition to test kits, the Company supplies its customers with ancillary equipment and supplies including spectrophotometers, pipettes, balances and timers among others.

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

         The Company's manufacturing organization, including the Technical Reagents Manufacturing group, consists of 34 individuals. The Company believes the existing facilities and equipment are sufficient to support a significantly larger manufacturing base. Manufacturing operations are currently running a single shift.

Research and Development

         The Company engages in substantial research and development activities involving antibody and immunoassay development. In the three years ended December 31, 2000, 1999 and 1998, the Company incurred approximately $2,932,000, $2,450,000 and $1,922,000, respectively, in research and development expenditures, principally in the test kit business segment. In 2000 approximately half of those expenditures were incurred pursuant to customer research agreements or corporate partnerships and the other half related to development of products directly by the Company. The Company expects that internal research and development projects, primarily in the food safety area, will continue to represent a larger percentage of its total research and development expenditures. The Company's laboratory facilities located in Newark, Delaware were designed and built specifically for conducting research and development relating to antibody and immunoassay technology. These facilities include the state-of-the art, GMP, Association for the Assessment and Accreditation of Laboratory Animal Care ("AAALAC") approved, Strategic BioSolutions antibody development and large-scale production facilities. The Company has assembled a scientific staff with extensive experience in the development of monoclonal and polyclonal antibodies, immunogens and assay reagents.

         The Company's assay development scientists are experienced in developing tests in a variety of different immunoassay formats, including one-step strips, latex filtration, magnetic particles, coated tubes and microtiter plates. Research and development personnel have complementary skills in several advanced research disciplines, including synthetic organic chemistry, protein chemistry, biochemistry, immunology, immunochemistry, and microbiology. In addition to the technical expertise resident within research and development, Strategic Biosolutions provides the Company, as well as its outside clients, with large-scale GMP production, bioprocessing, purification and quality control of antibodies and reagents.

         The Company's research and development activities are focused on developing products to expand its manufacturing base and leverage its sales and marketing organization. The Company is a recognized leader in the field of contract antibody and immunoassay research and development in the industrial, water quality and agricultural sectors, and markets its services primarily to large chemical and pharmaceutical companies. Customer-sponsored product development is performed either in collaboration with a corporate partner that has identified a specific market need and provides funds to the Company to develop an assay, or by the Company to fulfill an identified market need. Research and development contracts are typically structured so that technology developed within the program is co-owned by the Company and its partner and the Company maintains manufacturing rights.

         To the extent the Company believes that improvements to existing products significantly enhance competitiveness, expand a market or improve market penetration, the Company funds such efforts. In the markets where the Company has chosen to compete, rapid field screening tests are highly valued and the Company is actively engaged in developing proprietary technology to better meet those needs and enhance the Company's overall performance. Through its continuing development of tests to detect genetically engineered plants and water treatment polymers, the Company has gained extensive expertise, facilities and equipment relating to the development and manufacture of one-step strip tests, and is working aggressively to further develop this technology.

         The Company's technology organization, including research and development, Strategic BioSolutions, Technical Reagents Manufacturing, and Technical Marketing Support consists of approximately 55 individuals, of which 22 hold advanced academic degrees.

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

         Additionally, the Company seeks to protect its technology and processes through the patent process for its test kit business. The Company currently holds 25 issued U.S. patents. Two U.S. patents have been licensed for exclusive use by the Company and 5 U.S. patent applications are pending, which are in the field of testing for genetically enhanced agricultural crops.

------------- ------------------------------------------------------------------
U.S. Patent   Title
------------- ------------------------------------------------------------------

4,999,286     Sulfate reducing bacteria determination and control
5,200,346     Aldicarb immunoassay by sulfone equivalents
5,411,869     Immunological analogs for captan
5,449,611     Polyaromatic hydrocarbon (PAH) immunoassay method, its components and a kit for use in performing the same
5,484,709     Immunoassay method for detecting an immunologically non-remarkable compound
5,547,877     Methods for the rapid detection of toxic halogenated hydrocarbons and kits useful in performing the same
5,558,996     Fungus extraction method and kit
5,576,187     Standards for phosphorothioate insecticide immunoassays
5,593,850     Monitoring of industrial water quality using monoclonal antibodies to polymers
5,618,681     Polyaromatic hydrocarbon (PAH) immunoassay method, its components and a kit for use in performing the same
5,658,463     Kits and processes for extraction of analytes from solid materials
5,679,574     Quantitative test for oils, crude oil, hydrocarbon, or other contaminants in soil and
              a kit for performing the same
5,691,148     A petroleum immunoassay method, its components and a kit for performing the same
5,891,657     Immunoassay standards for volatile analytes with benzene rings
5,780,250     Immunoassay standards for polyaromatic hydrocarbon detection
5,834,222     Polychlorinated Biphenyls (PCB) immunoassay method
5,858,692     PCB immunoassay
5,874,216     Indirect label assay device for detecting small molecules and method of use thereof
5,891,657     Immunoassay standards for volatile analytes with benzene rings
5,994,145     Reagents, methods and kits for detecting TCE and PCE
5,541,079     Monoclonal and polyclonal antibodies and test method for
              determination of organophosphates (license)
5,429,952     Marking of products to establish identity and source (license)
6,096,563     Dual particle immunoassay method & kit
6,146,903     Determination method
6,190,922     Substrate supported liquid extraction

         The Company believes that their low-cost, easy-to-use, rapid field screening tests have the potential to be significant products in their chosen markets. Therefore, the Company continues to develop technology relating to immunoassay formats with those features and one pending patent application has to do with novel point-of-care diagnostic devices. The Company believes that there is significant market opportunity for tests that can detect genetically modified crops and three of its pending applications are in this field.

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

         In addition to seeking patent protection for the Company's proprietary information in its test kit business, the Company also relies upon trade secrets, know-how and continuing technical innovation to maintain competitiveness for both the test kit and antibody businesses. The Company has developed a number of proprietary technologies which it has chosen not to patent, including stabilization systems for reagents, chemical syntheses for conjugates, immunogens and analyte analogs, and strategies relating to antibody development. Regarding the latter, the Company's extensive expertise has enabled it to develop antibodies and products that are unique to the industry including monoclonal antibodies to transgenic plant proteins, water treatment polymers, the explosive RDX, BTEX and TCE. In the field of genetically modified crops, the Company believes it is the only commercial supplier of antibodies and tests to detect the Roundup Ready trait and that it has the greatest breadth of products and is the leading provider of reagents and kits in this market.

         Under two license agreements, the Company has been granted the right and license throughout the world to use magnetocluster technology in connection with the Company's RaPID Assay(R) products for the detection of environmental analytes. This license carries royalties starting at 4% of net sales of such products each year and declining to 2% based upon the volume of sales in such year.

Competition

         Many of the Company's potential competitors are large companies with substantially greater financial and other resources than the Company. To the extent that any such companies enter into one or more of the Company's markets, the Company's operations could be materially, adversely affected. The Company anticipates increased competition as potential competitors perceive that the Company's markets have become commercially proven. During 2000, competitors emerged with products that compete with certain of the Company's products to detect Cry9C (StarLink(TM)) in corn for the food safety market. EnviroLogix, Inc., a privately held company, and Neogen Corp. began offering Cry9C test kits with characteristics similar to the Company's. Other companies may be developing additional products for one or more of the Company's markets that could be competitive with the Company's products. The Company believes neither of these competitors has products that compete with all of the Company's products in the food safety market. The Company believes that the breadth of its product offerings in the food safety market, the expertise it has accumulated in developing tests for GMOs in the food safety market, the relationships it maintains with the developers of new genetically modified plant varieties and the extensive customer relationships it has assembled throughout the agricultural seed, grain and food processing industries are all significant competitive advantages.


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

         In the antibody segment, competitors include large pharmaceutical, research and diagnostics organizations, some of whom have significantly greater revenues than the Company, who produce these products internally and purchase similar products from SBS. Additionally, there are a number of smaller companies who offer competing products. The Company believes that the scale of its operations and the breadth of its product lines, among other things, are significant competitive advantages.

Employees

         As of December 31, 2000, the Company employed 193 full time and 1 part time individuals including 179 regular and 15 contract employees. All of the Company's employees have executed agreements with the Company agreeing not to disclose the Company's proprietary information, assigning to the Company all rights to inventions made during their employment, and prohibiting them from competing with the Company. None of the Company's employees are covered by collective bargaining agreements. The Company believes that its relations with its employees are good.


ITEM 2.
                  PROPERTIES

         The Company is headquartered in Newark, Delaware, and occupies approximately 28,000 square feet of space under an operating lease expiring in December 2007. The Company also leases approximately 26,000 square feet of manufacturing and research space also in Newark, Delaware under three operating leases. Two of these leases expire in October 2001 and the Company plans to extend them on similar terms. The third lease expires in November 2003.

          The Company leases regional sales offices near London, England, and Chestnut Hill, Massachusetts. The Company also leases warehouse space of 1,600 square feet or less with leases that run one year or less. The Company believes that its equipment and facilities are adequate for its present purposes.

         Strategic BioSolutions occupies approximately 8,000 square feet of manufacturing, research and animal facility space, in Newark, DE and owns and occupies approximately 45 acres of farmland near San Diego, California and 120 acres of farmland in Windham, Maine.


ITEM 3. LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended December 31, 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company, their positions with the Company and ages are as follows:

Name                      Age               Position
----                      ---               --------
Richard C. Birkmeyer      47                President and Chief Executive Office
Arthur A. Koch, Jr.       47                Vice President - Finance & Chief
                                             Operating Officer
Martha C. Reider          46                Vice President - Quality Assurance/
                                             Human Resources
James W. Stave, Ph.D.     46                Vice President - Research and
                                             Development

         Richard C. Birkmeyer, age 47, cofounded SDI in 1990 and has served as its President and Chief Executive Officer and a director since its inception. Prior to founding SDI, Mr. Birkmeyer was employed by E.I. du Pont de Nemours ("DuPont") from 1983 to 1990, where he most recently served as Product Manager. Mr. Birkmeyer received a Ph.D. in Biochemistry/Immunology from the State University of New York at Binghamton and his BS in Biology from the State University of New York at Plattsburgh. In addition, Mr. Birkmeyer completed post-doctoral research in immunogenetics at Iowa State University.

         Arthur A. Koch, Jr., age 47, joined the Company in April 1997 as Vice President - Finance and Chief Financial Officer. In October 1998, Mr. Koch was appointed the Company's Chief Operating Officer. Prior to joining the Company, Mr. Koch was Vice President and Chief Financial Officer of Paracelsian, Inc., a publicly held biotechnology company. From 1992 to 1995, Mr. Koch was Vice President and Chief Financial Officer of IBAH, Inc. a publicly held contract clinical research corporation. Mr. Koch received a BA in Business Administration from Temple University and is a Certified Public Accountant.

         Martha C. Reider, age 46, co-founded SDI in 1990 and served as Vice President - Manufacturing and Secretary since inception through 1998. In 1998 Ms. Reider was appointed Vice President Quality Assurance/Human Resources. Ms. Reider continues to serve as the Corporate Secretary. From inception to December 30, 1996, Ms. Reider was a director of SDI. Prior to founding SDI, Ms. Reider worked for DuPont from 1976 to 1990 where she most recently served as supervisor of Quality Control and Quality Assurance. Ms. Reider received her BA in Biological Sciences from Ohio Northern University.

         James W. Stave, age 46, joined SDI in March 1991 as a research group leader. Subsequently, Dr. Stave was promoted to director of Research and Development, in October 1993 was promoted to Vice President - Research and Development. Prior to joining SDI, Dr. Stave worked for DuPont. Molecular Genetics, Inc. and the U.S. Department of Agriculture. Dr. Stave received his Ph.D. in Microbiology from the University of Maryland and his B.S. in Biology from Michigan Technological University.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on The Nasdaq National Market under the symbol "SDIX." Set forth below are the quarterly high and low bid prices for the shares of Common Stock of the Company as reported by Nasdaq without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

                                       Common Stock Price Range
Fiscal Year Ended                       High                Low
-----------------                       ----                ---
December 31, 2000:
First Quarter                            9 9/16             2
Second Quarter                           7 5/8              2 15/32
Third Quarter                            6                  2
Fourth Quarter                           5                  2 1/16

December 31, 1999:
First Quarter                            3                  1 3/4
Second Quarter                           4 31/32            2 1/8
Third Quarter                            10 1/16            3 3/4
Fourth Quarter                           9 1/4              5 1/32

         On March 12, 2001 there were approximately 5,600 holders (241 holders of record) of the Common Stock of the Company. The Company has never paid any cash dividends on its Common Stock and pursuant to the Company's financing agreement with PNC Bank, Delaware, the Company's commercial bank, no dividends or distributions may be paid on account of its Common Stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA


                                                                                    Year Ended December 31,
                                                                                    -----------------------
                                                                 2000          1999           1998           1997          1996
                                                                 ----          ----           ----           ----          ----
                                                                          (in thousands, except share and per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
       Product related                                      $    24,773    $   21,225     $   14,172     $   12,703     $   3,402
       Contract and other                                         1,101         1,309          1,553          1,717         2,435
                                                            -----------    ----------     ----------     ----------     ---------
       Total revenues                                            25,874        22,534         15,725         14,420         5,837

Operating expenses:
       Manufacturing cost of sales                               11,287         9,078          6,222          5,305         2,839
       Research and development                                   2,932         2,450          1,922          1,580         1,569
       Selling, general and administrative                        9,333         8,668          7,156          6,132         1,737
       Acquired research and development                              -         3,500              -              -         8,266
                                                            -----------    ----------     ----------     ----------     ---------
       Total operating expenses                                  23,552        23,696         15,300         13,017        14,411

Operating income (loss)                                           2,322        (1,162)           425          1,403        (8,574)

Interest income (expense), net                                     (415)         (372)           356            274           186

Gain on sale of assets                                              283             -              -              -             -
                                                            -----------    ----------     ----------     ----------     ---------
Income (loss) before taxes                                  $     2,190    $   (1,534)    $      781     $    1,677     $  (8,388)
                                                            -----------    ----------     ----------     ----------     ---------
       Income tax (expense) benefit                                (642)        5,317              -              -             -
                                                            -----------    ----------     ----------     ----------     ---------
Net income (loss)                                           $     1,548    $    3,783     $      781     $    1,677     $  (8,388)
                                                            -----------    ----------     ----------     ----------     ---------
Preferred stock dividends                                             -           (32)             -              -             -

Accretion of redeemable preferred
stock liquidation value                                               -             -              -              -          (635)
                                                            -----------    ----------     ----------     ----------     ---------
Net income (loss) applicable to common
       stockholders                                         $     1,548    $    3,751     $      781     $    1,677     $  (9,023)
                                                            ===========    ==========     ==========     ==========     =========
Basic net income (loss) per share
  applicable to common stockholders                         $      0.09    $     0.26     $     0.06     $     0.13     $   (2.12)
                                                            ===========    ==========     ==========     ==========     =========
Shares used in computing basic net income (loss)
  per share applicable to common stockholders                16,585,000    14,374,000     13,174,000     13,084,000     4,248,000
                                                            ===========    ==========     ==========     ==========     =========
Diluted net income (loss) per share
  applicable to common stockholders                         $      0.09        $ 0.22         $ 0.05     $     0.11     $   (2.12)
                                                            ===========    ==========     ==========     ==========     =========
Shares used in computing diluted net income (loss)
  per share applicable to common stockholders                17,466,000    17,088,000     16,103,000     15,712,000     4,248,000
                                                            ===========    ==========     ==========     ==========     =========

                                                                                           December 31,
                                                                                           ------------
                                                              2000            1999            1998           1997          1996
                                                              ----            ----            ----           ----          ----
BALANCE SHEET DATA:

Cash and cash equivalents                                   $     1,288    $    2,491     $    1,864     $    2,580     $     917
Short-term investments                                                -             -          3,990          3,638         5,710
                                                            -----------    ----------     ----------     ----------     ---------
       Sub total                                                  1,288         2,491          5,854          6,218         6,627

Working capital                                                  10,431        10,130         10,158          9,403         7,170

Total Assets                                                     26,508        29,672         15,093         14,060        14,581

Long-term debt                                                    1,889         6,275            265             25            50

Stockholders' equity                                             21,334        19,210         13,155         12,340        10,673


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Forward-Looking Statements

         This Form 10-K contains certain forward-looking statements reflecting the current expectations of Strategic Diagnostics Inc. and its subsidiaries (the "Company"). When used in this report, the words "anticipate," "enable," "expect," "intend," "believe," "estimate," "potential," "promising," "should," "will" and similar expressions as they relate to the Company are intended to identify such forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, which may cause actual results to differ from those anticipated at this time. Such risks and uncertainties include, without limitation, changes in demand for products, delays in product development, delays in market acceptance of new products, ability of manufacturers of non-GMO food products to charge premiums to consumers, successful integration of the AZUR business if and when the acquisition is completed, retention of customers and employees, adequate supply of raw materials, inability to obtain required domestic and foreign government regulatory approvals, modifications to regulatory requirements, modifications to development and sales relationships, dependence on the sale of certain products, the ability to achieve anticipated growth, competition, seasonality, and other factors more fully described in the Company's filings with the U.S. Securities and Exchange Commission.

Overview

         The Company develops, manufactures and markets immunoassay-based test kits for rapid and inexpensive detection of a wide variety of substances in the food safety and water quality markets. Through its Strategic BioSolutions division, the Company also provides antibody and immunoreagent research and development production services.

         Since its inception, the Company and its predecessors have, in addition to conducting internal research and development of new products, entered into research and development agreements with multiple corporate partners that have led to the introduction of various products to the food safety, water quality and other markets. The Company expects that internal research and development projects, primarily in the food safety area, will continue to represent a larger percentage of its research and development expenditures. The Company believes that its competitiveness has been enhanced through the combinations of talents, technology and resources resulting from the relationships and the acquisitions it concluded during the past four years. These relationships and acquisitions have enabled the Company to achieve meaningful economies of scale for the unique products it offers through the utilization of its consolidated facilites in Newark, Delaware, for the manufacture of test kits, antibodies and biochemicals, its facility located outside of San Diego, California for the manufacture of antibodies and biochemicals and its facility located in Windham, Maine for the manufacture of custom, high-volume bulk polyclonal antibodies. These economies of scale, in turn, enable the Company to offer its customers the most appropriate test for each specific customer application.

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

         The Company believes certain of its products in the food safety and water quality testing markets are unique and fill potentially large, unmet needs. The Company also believes that its products and technology currently being developed have broad application in diverse markets. The Company believes that its established product base, quality manufacturing expertise, experienced sales and marketing organization, established network of distributors, corporate partner relationships and proven research and development expertise will be critical elements of its potential future success.

         On September 26, 2000, the Company announced that it had entered into a non-binding letter of intent to acquire AZUR Environmental. AZUR is a leading provider of innovative analytical systems for monitoring water quality throughout the world. The purchase of AZUR Environmental, whose corporate headquarters are located in Carlsbad, California, is subject to due diligence and approval by both companies' Board of Directors, approval of the stockholders of AZUR and other conditions. The Company expects that the AZUR acquisition will be consummated mid-2001.

     Revenues in any particular quarter may not be indicative of revenues for any subsequent quarter during the year, or for the year. As sales of the Company's analytical tests for water-soluble polymers (which are generally not affected by seasonal patterns) and food safety products to other parts of the world develop over the next few years, the Company expects its seasonal fluctuations to become gradually less pronounced.

Results of Operations

Year ended December 31, 2000 versus year ended December 31, 1999

         Revenues: Net revenues increased $3.3 million or 15% in 2000 versus 1999. This increase is the result of a $3.5 million or 17% increase in product related revenues offset by a $208 thousand or 16% decrease in contract and other revenues. The growth in product revenues is predominately attributable to increases, primarily in the fourth quarter, in sales of products in the food safety category (tests to detect genetic traits in genetically engineered plants, of GMOs) as sales in this category of products grew 21% from the levels achieved in 1999. This increase was due primarily to sales of the Company's products to detect the genetic traits in StarLinkTM corn. Sales of the Company's Trait Check Bt9 product exceeded one million tests, virtually all of which were sold in the fourth quarter of 2000. The Company expects StarLinkTM sales to continue in 2001, although at a lower rate than in the fourth quarter of 2000. Revenues of antibody products grew 34% from the 1999 levels, due primarily to the full year inclusion of revenues from the HTI acquisition in February of 1999, and the acquisition of the operating assets of the OEM business of Atlantic Antibodies in May of 1999 (see Note 3 to the Notes to Consolidated Financial Statements). These increases were partially offset by decreases in the Company's water quality marketing unit and decreases in sales of other products when compared to the 1999 revenues recorded in these categories. Revenues in the other products category in 1999 included sales of Macra Lp(a) testing kits, a product which the Company sold in 1998, but for which sales under a manufacturing agreement with the buyer of the product occurred during 1999. There were no comparable sales in the year 2000. The decline in contract and other revenues is primarily the result of the Company's expanded emphasis on internal research and development programs versus contractual sponsored research and development programs.

         Operating Expenses: Operating expenses increased $3.4 million or 17% in 2000 to $23.6 million from $20.2 million in 1999, exclusive of the $3.5 million one-time charge in 1999 for acquired research and development as a result of the HTI acquisition. This increase is primarily attributable to an increase in the general business activity that occurred during the year and is described below.

         Manufacturing expenses, which include the cost of products sold, increased $2.2 million or 24% in 2000 to $11.3 million from $9.1 million in 1999. This is primarily the result of the 17% increase in product related revenues in 2000 and additional manufacturing expenses associated with the ramp in production to meet the strong demand for StarLinkTM tests. We met this demand by increasing production to three shifts at certain times, particularly early in the quarter as we built inventories. By the end of the quarter, we were able to smooth out production and returned to a more normalized production schedule.

         We experienced price pressure in the food safety category later in the fourth quarter as competitors launched products. We believe we have maintained our market leading position and attempted to meet this pressure with competitive pricing coupled with a high quality product. We believe we will see relatively stable pricing from this point forward and we expect gross margins in the 50% to 55% range for the next few quarters versus 54% and 57% for the years ended December 31, 2000 and 1999, respectively.

         Research and development expenses increased $482 thousand or 20% in 2000 to $2.9 million from $2.5 million in 1999. This increase was due to the Company's continuing investment in new product development for its food safety marketing unit of products (tests to detect genetic traits in genetically engineered plants) and for other ongoing project expenses.

         Selling, general and administrative expenses increased $665 thousand or 8% in 2000 to $9.3 million from $8.7 million in 1999. This increase was primarily the result of increased selling and marketing costs in the food safety and antibody product marketing unit.

         Interest expense net: Net interest expense increased $43 thousand or 12%, due to the higher levels of debt carried throughout the year 2000 versus the year 1999.

         Income taxes: During the fourth quarter of 2000, the Company recorded a tax charge of $204 thousand (net of a reduction in the valuation allowance of approximately $220 thousand) and in the fourth quarter of 1999, the Company recorded a tax benefit of $5.3 million, also related to a reduction in the valuation allowance, all in accordance with Statement of Financial Accounting Standards 109 ("SFAS 109") since management believed that it is more likely than not that the Company will realize that portion of the benefits of net operating loss carryforwards. The recognition of these deferred tax assets under SFAS 109 has no impact on the Company's cash flows for income taxes. As a result net income comparisons between 1999 and 2000 are not meaningful.

         Net Income: Net income decreased (exclusive of the $5.3 income tax benefit and the $3.5 million one-time acquired research and development charge in 1999, recorded in connection with the HTI acquisition), decreased $418 thousand or 21%. This decrease is primarily attributable to the income tax provision of $642 thousand for the year ended December 31, 2000, offset by a gain on sale of assets of $283 thousand from the sale of the Company's Macra Lp(a) product line, also recorded in the year 2000. Pre-tax income (exclusive of the $3.5 million one-time acquired research and development charge) increased by $224 thousand or 11% to $2.2 million in 2000 from $2.0 million in 1999.

Year ended December 31, 1999 versus year ended December 31, 1998

         Revenues: Net revenues increased $6.8 million or 43% in 1999 versus 1998. This increase is the result of a $7.1 million or 50% increase in product related revenues offset by a $244 thousand or 16% decrease in contract and other revenues. The growth in product revenues is primarily attributable to increases in sales of products in the agricultural category (tests to detect genetic traits in genetically engineered plants), as sales in this category of products grew 125% from the levels achieved in 1998, resulting from the expansion of the agricultural product line to include kits designed for the quality assurance of foundation seed and the launch of a product line designed for the food processing and grain industry, and from increases in revenues of antibody products which grew 187% from the 1998 levels, due primarily to the inclusion of revenues from the HTI acquisition in February of 1999, and the acquisition of the operating assets of the OEM business of Atlantic Antibodies in May of 1999, for which there were no comparable 1998 revenues. These increases were partially offset by decreases in the Company's water quality category of 6% and other products categories when compared to the 1998 revenues recorded in these categories. Revenues in the other products category in 1998 included the sale of a line of antibodies and pre-commercial Macra Lp(a) testing kits as described below for which there were no comparable amounts in 1999. The decline in contract and other revenues is primarily the result of the Company's continued emphasis on internal research and development programs versus contractual research and development programs.

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

         For the year ended December 31, 1999, the Company incurred a one-time special charge of $3.5 million for in-process research and development related to the acquisition of HTI. This item is more fully described in Note 3 to the Financial Statements "Mergers and Acquisitions."

         Interest expense, net: Net interest and other income decreased $728 thousand or 204%, due to the interest paid on the $9 million of acquisition financing used in the purchases of HTI and the operating assets of the OEM business of Atlantic Antibodies.

         Income taxes: At December 31, 1999, the Company had approximately $8.2 million of gross deferred tax assets consisting primarily of the future tax benefit from net operating loss carryforwards. In the fourth quarter of 1999, the Company concluded that it is more likely than not that it will realize a portion of the benefit of such tax assets. Accordingly, the Company reduced the valuation allowance against the asset and recorded a tax benefit of $5.3 million in December 1999.

         The recognition of these deferred tax assets under SFAS 109 has no impact on the Company's cash flows for income taxes despite the change in the Company's effective tax rate. The recognition of these deferred tax assets impacted reported earnings per share due to the benefit recorded to the statement of operations.

         Net Income: Net income increased $1.2 million or 152%, (exclusive of the $5.3 income tax benefit and the $3.5 million one-time acquired research and development charge, recorded in connection with the HTI acquisition). This increase is primarily attributable to the increased sales of the Company's agricultural and antibody products, and the corresponding economies of scale realized by the Company's higher level of business activity.

Liquidity and Capital Resources

         The Company's working capital, which consists principally of cash, accounts receivable and inventory, increased $301 thousand in 2000 to $10.4 million at December 31, 2000 from $10.1 million at December 31, 1999. This increase was primarily attributable to the current portion of deferred tax assets, the voluntary repayment of debt and a more flexible structure of the Company's indebtedness. Outstanding debt decreased $4.9 million from $8.2 million at December 31, 1999 to $3.2 million on December 31, 2000. On May 5, 2000, the Company entered into a financing agreement with a commercial bank, which provides for a $4 million term loan, of which approximately $3.2 million was outstanding at December 31, 2000, repayable over three years, and up to a $5 million revolving line of credit, of which no amount was outstanding at December 31, 2000.

         For the year ended December 31, 2000, the Company's operating activities provided more than $2.9 million in cash, a significant increase from the $194 thousand provided in 1999. This cash, along with available cash balances and the proceeds from the financing described above, allowed the Company to satisfy all of its operating cash requirements and reduce total debt outstanding by nearly $5 million in 2000. At December 31, 2000, the Company had $1.9 million in long-term debt and stockholders' equity of over $21.3 million.

         The Company believes it has, or has access to sufficient assets to meet its operating requirements for the forseeable future. The Company's ability to meet its long-term capital requirements will depend on a number of factors, including the success of its current and future products, the focus and direction of its research and development program, competitive and technological advances, future relationships with corporate partners, government regulation, the Company's marketing and distribution strategy, consummation of the AZUR acquisition, which as presently contemplated will not require a significant cash investment, and the success of the Company's plan to make future acquisitions. Accordingly, no assurance can be given that the Company will be able to meet the future liquidity requirements that may arise from these inherent and similar uncertainties (see Note 10 to the Consolidated Financial Statements).


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company has exposure to changing interest rates, and is currently not engaged in hedging activities. Interest on approximately $3.2 million of outstanding indebtedness is at a variable rate of between 1.75% and 3% over the published London Interbank Offered Rate.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following consolidated financial statements and supplemental quarterly financial data of the Company and its subsidiaries are included as part of this Form 10-K:

                                                                                                                     Page
                                                                                                                     ----
Independent Auditors' Report .........................................................................................F-1

Consolidated Balance Sheets as of December 31, 2000 and 1999..........................................................F-2

Consolidated Statements of Operations for each of the years
         in the three-year period ended December 31, 2000.............................................................F-3

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive
         Income for each of the years in the three-year period ended December 31, 2000................................F-4

Consolidated Statements of Cash Flows for each of the years
         in the three-year period ended December 31, 2000.............................................................F-5

Notes to Consolidated Financial Statements............................................................................F-6

Quarterly Financial Data (unaudited).................................................................................F-19

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No information to report.


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

     3.   Exhibits

                                                                                                           Previous
Exhibit                                                                                                    Exhibit
Number                                                                                                     Number
------                                                                                                     -------
3.1      Fourth Amended and Restated Certificate of Incorporation of the Company                          (1)     4.1

3.2      Amended and Restated Bylaws of the Company                                                       (1)     4.2

4.1      Reference is made to Exhibits 3.1 and 3.2

4.2      Forms of Warrants to Purchase Common Stock of the Company                                        (1)     4.4

10.1     Warrant Agreement dated June 1, 1991 between John Hancock                                        (2)    10.5
           Leasing Corporation and the Company, as amended December 19, 1991

10.3     EnSys Environmental Products, Inc. 1993 Stock Incentive Plan*                                    (2)   10.17

10.4     Amended and Restated EnSys Environmental Products, Inc. 1995
           Stock Incentive Plan*                                                                          (3)

10.5     EnSys Environmental Products, Inc. 401(k) Plan Adoption
         Agreement                                                                                        (2)   10.18

10.6     Lease Agreement dated June 1, 1989, between the Company and                                      (2)   10.20
           Imperial Center Partnership and Petula Associates, Ltd. for premises at 4222 Emperor Boulevard, Morrisville, North Carolina, as
           amended December 22, 1991 and April 7, 1993

10.9     License Agreement by and between the Company and Meridian                                        (4)   10.22
           Diagnostics, Inc. dated July 24, 1994

10.10    Asset Purchase Agreement among EnSys, Millipore Corporation,                                     (5)     2.1
         and ImmunoSystems, Inc.

10.11    Agreement and Plan of Merger by and between EnSys and Strategic                                  (1)     2.1
         Diagnostics Inc. dated as of October 11, 1996

10.14    Employment Agreement dated December 30, 1996 by and between                                      (6)   10.14
         Richard C. Birkmeyer and the Company*

10.15    Employment Agreement dated December 30, 1996 by and between                                      (6)   10.15
         Grover C.Wrenn and the Company*

10.16    Registration Rights Agreement dated December 30, 1996 between                                    (6)   10.16
         the Company and the stockholders listed therein

10.18    Industrial Lease dated October 26, 1993, by and between Tober &                                  (6)   10.18
         Agnew Properties, Inc. and Strategic Diagnostics Incorporated

10.19    Industrial Lease dated August 9, 1990, by and between Tober &                                    (6)   10.19
         Agnew Properties, Inc. and Strategic Diagnostics Incorporated

10.20    Industrial Lease dated June 7, 1991 by and between Tober &                                       (6)    10.2
         Agnew Properties, Inc. and TSD BioServices

10.21    Lease agreement dated October 29, 1997 by and between Pencader                                   (7)   10.21
         Courtyard, L.P. and Strategic Diagnostics Inc.

10.22    1998 Employee Stock Purchase Plan

10.23    Asset Purchase Agreeement dated as of May 11, 1999 by and among                                  (8)     2.1
         Strategic Diagnostics Inc., DiaSorin Inc., a Delaware corporation and
         Atlantic Antibodies, Inc., a Delaware corporation

10.24    Promissory Note in the amount of $3 million, dated May 11, 1999,                                 (8)    10.1
         payable to First Union National Bank.

10.25    Stock Purchase Agreement dated as of February 26, 1999 by and among                              (9)     2.1
         Strategic Diagnostics Inc. and Robert J. Harman, Michael M. Dale,
         Eric S. Bean and Sean Boyd

10.26    Certificate of Powers, Designations, Preferences and Rights of the Series B                      (9)     4.1
         Convertible Preferred Stock of the Company filed with the Secretary of the
         State of Delaware on February 26, 1999

10.27    Loan Agreement between the Company and PNC Bank, Delaware,                                      (10)    10.1
         dated May 5, 2000

10.28    Line of Credit Note between the Company and PNC Bank, Delaware,                                 (10)    10.2
         dated May 5, 2000

10.29    Term Note between the Company and PNC Bank, Delaware,                                           (10)    10.3
         dated May 5, 2000

21.1      Subsidiaries of the Company                                                                     (6)    21.1

24.1      Consent of KPMG LLP

(1) Incorporated by reference to the designated exhibit of the EnSys Registration Statement on Form S-4 (No. 333-17505) filed on December 9, 1996.

(2) Incorporated by reference to the designated exhibit of the EnSys Registration Statement on Form S-1 (No. 33-68440) filed on September 3, 1993.

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

(8) Incorporated by reference to the identically numbered exhibit contained in the Company's Form 8-K filed on May 26, 1999

(9) Incorporated by reference to the identically numbered exhibit contained in the Company's Form 8-K filed on March 15, 1999

(10) Incorporated by reference to the designated exhibit of the Company's 10Q for the fiscal quarter ended June 30, 2000

*Management contract or compensatory plan.

(b) Reports on Form 8-K (b)

    None.

                           INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Strategic Diagnostics Inc.:

We have audited the accompanying consolidated balance sheets of Strategic Diagnostics Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Strategic Diagnostics Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP


Philadelphia, Pennsylvania
February 9, 2001

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                               December 31,     December 31,
------------------------------------------------------------------------------------------------------------
                                                                                   2000             1999
------------------------------------------------------------------------------------------------------------
 ASSETS
------------------------------------------------------------------------------------------------------------
 Current Assets:
      Cash and cash equivalents                                                   $  1,288          $  2,491
      Receivables, net                                                               4,298             6,021
      Inventories                                                                    6,844             5,524
      Deferred tax asset                                                             1,070                 -
      Other current assets                                                             216               281
------------------------------------------------------------------------------------------------------------
         Total current assets                                                       13,716            14,317
------------------------------------------------------------------------------------------------------------
 Property and equipment, net                                                         2,919             3,289
 Other assets                                                                          438               431
 Deferred tax asset                                                                  5,416             7,071
 Intangible assets, net                                                              4,019             4,564
------------------------------------------------------------------------------------------------------------
         Total assets                                                             $ 26,508          $ 29,672
------------------------------------------------------------------------------------------------------------
 LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------
 Current Liabilities:
      Accounts payable                                                               $ 655          $  1,375
      Accrued expenses                                                               1,129               697
      Taxes payable                                                                      -                55
      Deferred revenue                                                                 162               162
      Revolving line of credit                                                           -                 -
      Current portion of long term debt                                              1,339             1,898
------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                   3,285             4,187
------------------------------------------------------------------------------------------------------------
 Long-term Debt                                                                      1,889             6,275
------------------------------------------------------------------------------------------------------------
 Stockholders' Equity
      Preferred stock, $.01 par value, 17,500,000 shares authorized,
         no shares issued and outstanding                                                -                 -
      Series A preferred stock, $.01 par value, 2,164,362 shares
         authorized, no shares issued and outstanding                                    -                 -
      Series B preferred stock,  $.01 par value, 556,286 shares
         authorized, no shares issued and outstanding                                    -                 -
      Common stock, $.01 par value, 35,000,000 shares authorized,
         16,699,052 and 16,470,106 issued and outstanding
         at December 31, 2000 and December 31, 1999, respectively                      167               164
      Additional paid-in capital                                                    26,814            26,241
      Accumulated deficit                                                           (5,622)           (7,170)
      Cumulative translation adjustments                                               (25)              (25)
------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                 21,334            19,210
------------------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                               $ 26,508          $ 29,672
------------------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                                                  Year Ended December 31,
-------------------------------------------------------------------------------------------------------------------
                                                                           2000              1999            1998
-------------------------------------------------------------------------------------------------------------------
 NET REVENUES:
-------------------------------------------------------------------------------------------------------------------
       Product related                                                $    24,773      $    21,225      $    14,172
       Contract and other                                                   1,101            1,309            1,553
-------------------------------------------------------------------------------------------------------------------
            Total net revenues                                             25,874           22,534           15,725
-------------------------------------------------------------------------------------------------------------------
 OPERATING EXPENSES:
       Manufacturing                                                       11,287            9,078            6,222
       Research and development                                             2,932            2,450            1,922
       Selling, general and administrative                                  9,333            8,668            7,156
       Acquired research and development                                        -            3,500                -
-------------------------------------------------------------------------------------------------------------------
            Total operating expenses                                       23,552           23,696           15,300
-------------------------------------------------------------------------------------------------------------------
            Operating income (loss)                                         2,322           (1,162)             425
 Interest income (expense), net                                              (415)            (372)             356
 Gain on sale of assets                                                       283                -                -
-------------------------------------------------------------------------------------------------------------------
 Income (loss) before taxes                                                 2,190           (1,534)             781
-------------------------------------------------------------------------------------------------------------------
            Income tax (expense) benefit                                     (642)           5,317                -
-------------------------------------------------------------------------------------------------------------------
 Net income                                                                 1,548            3,783              781
 Preferred stock dividends                                                      -              (32)               -
-------------------------------------------------------------------------------------------------------------------
 Net income
       applicable to common stockholders                                    1,548            3,751              781
-------------------------------------------------------------------------------------------------------------------
 Basic net income per share
       applicable to common stockholders                              $      0.09      $      0.26      $      0.06
-------------------------------------------------------------------------------------------------------------------
 Shares used in computing basic net income
       per share applicable to common stockholders                     16,585,000       14,374,000       13,174,000
-------------------------------------------------------------------------------------------------------------------
 Diluted net income per share
       applicable to common stockholders                              $      0.09      $      0.22      $      0.05
-------------------------------------------------------------------------------------------------------------------
 Shares used in computing diluted net income
       per share applicable to common stockholders                     17,466,000       17,088,000       16,103,000
-------------------------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these statements.

                  STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                 (in thousands)

                                         Series A     Series B                 Additional                    Cumulative
                                         Preferred    Preferred      Common     Paid-In      Accumulated     Translation
                                           Stock        Stock        Stock      Capital        Deficit       Adjustments     Total
------------------------------------------------------------------------------------------------------------------------------------
Balance,
January 1, 1998                           $  22         $  -         $132      $23,913        $(11,702)         $(25)       $12,340
------------------------------------------------------------------------------------------------------------------------------------
Exercises of stock options, warrants
     and other                                -            -            1           33               -             -             34
Net and comprehensive
     income                                   -            -            -            -             781             -            781
------------------------------------------------------------------------------------------------------------------------------------
Balance,
December 31, 1998                            22            -          133       23,946         (10,921)          (25)        13,155
------------------------------------------------------------------------------------------------------------------------------------
Exercises of stock options and
     warrants                                 -            -            3          815               -             -            818
Conversion of Series A Preferred
     Stock to Common Stock                  (22)           -           22            -               -             -              -
Issuance of Series B Preferred Stock          -            6            -        1,061               -             -          1,067
Conversion of Series B Preferred
     Stock to Common Stock                    -           (6)           6            -               -             -              -
Tax benefit of stock option exercises         -            -            -          419               -             -            419
Preferred stock dividend                      -            -            -            -             (32)            -            (32)
Net and comprehensive income                  -            -            -            -           3,783             -          3,783
------------------------------------------------------------------------------------------------------------------------------------
Balance,
December 31, 1999                             -            -          164       26,241          (7,170)          (25)        19,210
------------------------------------------------------------------------------------------------------------------------------------
Exercises of stock options, warrants
     and other                                -            -            3          448               -             -            451
Acquisition of Envirol product line           -            -            -           43               -             -             43
Shares issued in connection with a
     marketing agreement                      -            -            -           72               -             -             72
Tax benefit of stock option exercises         -            -            -           10               -             -             10
Net and comprehensive income                  -            -            -            -           1,548             -          1,548
------------------------------------------------------------------------------------------------------------------------------------
Balance,
December 31, 2000                         $   -         $  -         $167     $ 26,814        $ (5,622)         $(25)       $21,334
------------------------------------------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                 Twelve Months
                                                                                               Ended December 31,
---------------------------------------------------------------------------------------------------------------------------
                                                                                    2000              1999           1998
---------------------------------------------------------------------------------------------------------------------------
 Cash Flows from Operating Activities:
 Net income                                                                        $ 1,548           $ 3,783        $   781
       Adjustments to reconcile net income to net
         cash provided by operating activities:
            Depreciation and amortization                                              903               989            614
            Deferred income tax provision                                              594            (5,372)             -
            Gain on sale of intangible assets                                         (283)                -              -
            Acquired in-process research and development                                 -             3,500              -
 (Increase) decrease in:
       Receivables                                                                   1,723            (1,590)          (494)
       Inventories                                                                  (1,320)           (1,720)          (308)
       Other current assets                                                             65               270           (295)
       Other assets                                                                     (7)              390            140
 Increase (decrease) in:
       Accounts payable                                                               (720)               18            183
       Accrued expenses and taxes payable                                              403              (225)          (165)
       Deferred revenue                                                                  -               151           (100)
---------------------------------------------------------------------------------------------------------------------------
 Net cash provided by operating activities                                           2,906               194            356

 Cash Flows from Investing Activities:
       Purchase of property and equipment                                             (237)             (398)          (674)
       Purchase of intangible assets                                                     -              (316)          (380)
       Proceeds from sale of intangible assets                                         663                 -              -
       Short-term investment activity                                                    -             3,990           (352)
       Acquisition of HTI, net of cash acquired                                          -            (8,180)             -
       Acquisition of ATAB                                                               -            (3,150)             -
---------------------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) investing activities                                   426            (8,054)        (1,406)

 Cash Flows from Financing Activities:
       Proceeds from exercise of incentive stock options                               451               818             34
       Proceeds from  issuance of long term debt                                     6,356             9,000            323
       Debt issuance costs                                                             (41)                -              -
       Payments of preferred stock dividends                                             -               (32)             -
       Repayments on financing obligations                                         (11,301)           (1,299)           (23)
---------------------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) financing activities                                (4,535)            8,487            334

 Net increase (decrease) in cash and cash equivalents                               (1,203)              627           (716)

 Cash and cash equivalents, beginning of year                                        2,491             1,864          2,580
---------------------------------------------------------------------------------------------------------------------------
 Cash and cash equivalents, end of year                                            $ 1,288           $ 2,491        $ 1,864
---------------------------------------------------------------------------------------------------------------------------
 Supplemental Cash Flow Disclosure:

       Cash paid for taxes                                                             122                20              2

       Cash paid for interest                                                          409               505             20
---------------------------------------------------------------------------------------------------------------------------
 Non-cash investing and financing activity:

       Shares issued in connection with a marketing agreement                           72                 -              -

       Common stock issued for the purchase of Envirol products                         43                 -              -

       Series B Preferred Stock issued for the acquisition of
       HTI Bio-Products, Inc.                                                            -             1,067              -
---------------------------------------------------------------------------------------------------------------------------

         The accompanying notes are an integral part of these statements

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000
                 (in thousands, except share and per share data)

1. BACKGROUND:

Business

Strategic Diagnostics Inc. (the "Company") develops, manufactures and markets immunoassay-based test kits for rapid and inexpensive detection of a wide variety of substances in the food safety and water quality markets. Through its Strategic BioSolutions division, the Company also provides antibody and immunoreagent research and development production services.

Basis of Presentation

The historical financial statements presented herein include the consolidated financial statements of Strategic Diagnostics Inc. and its subsidiaries. As used herein, unless the context requires otherwise, the Company collectively refers to the Company and its subsidiaries for the periods indicated. All significant intercompany balances and transactions have been eliminated in consolidation.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CERTAIN BALANCE SHEET
   INFORMATION:

Accounts Receivable

As of December 31, 2000, 1999 and 1998, the allowance for doubtful accounts was $130, $214 and $97, respectively. In 2000, 1999 and 1998, approximately $42, $64 and $23 of write-offs were charged to this allowance in each of the respective years. If receivables become uncollectible or unbillable, the Company's policy is to charge these write-offs against the allowance. The Company continually reviews the realizability of its receivables and charges current period earnings for the amount deemed unrealizable. At December 31, accounts receivable consisted of the following:

                                    2000         1999       1998
----------------------------------------------------------------------
Accounts receivable               $ 3,693      $ 5,539    $ 3,152
Unbilled accounts receivable          605          482        501
----------------------------------------------------------------------
                                  $ 4,298      $ 6,021    $ 3,653
----------------------------------------------------------------------

Inventories

The Company's inventories, which consist primarily of test kit components, bulk serum and antibody products are valued at the lower of cost or market. Cost is determined using the first in, first out method. Realization of the Company's inventories is dependent upon the successful marketing of its products. At December 31, inventories consisted of the following:

                                    2000         1999       1998
--------------------------------------------------------------------
  Raw materials                   $ 2,945      $ 2,258    $   700
  Work in progress                  1,620          804         93
  Finished goods                    2,279        2,462      1,062
--------------------------------------------------------------------
                                  $ 6,844      $ 5,524    $ 1,855
--------------------------------------------------------------------

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives (generally three to five years) of the assets. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life.

Impairment of Long-Lived Assets

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

Revenue Recognition

Product related revenues, which include the sale of immunoassay-based test kits, are generally recognized upon shipment. Included in product related revenues are the sale of antibodies and immunochemical reagents, which are sold through longer term development agreements. These revenues are recognized on a percentage of completion method, and account for approximately 10% of the Company's revenues. Contract revenues recorded under the Company's collaborative agreements are recognized upon the completion of certain performance requirements of the contracts.

During the year ended December 31, 2000, in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, the Company changed certain revenue recognition policies related to technology access fees included in contract and other revenues in the accompanying financial statements. This change in policy results in technology access fees being deferred and amortized over the term of the related contract. The impact of this change on a proforma basis was as follows:

                                                               1999        1998
Net income applicable to common shareholders                $ 3,751      $  781
Proforma net income applicable to common shareholders       $ 3,870      $  606

Basic income per share                                      $  0.26      $ 0.06
Proforma basic income per share                             $  0.27      $ 0.05

Diluted income per share                                    $  0.22      $ 0.05
Proforma diluted income per share                           $  0.23      $ 0.04

Stock-Based Compensation

The Company discloses information relating to stock-based compensation awards in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, ("SFAS 123"), and has elected to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25"), to such compensation awards. Under the Company's employee share option plans, the Company grants employee stock options at an exercise price equal to the fair market value at the date of grant. No compensation expense is recorded with respect to such stock option grants. Compensation expense with respect to stock awards granted to non-employees is measured based upon the fair value of such awards and is charged to expense over the vesting period.

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

Basic and Diluted Income per Share

Basic earnings per share (EPS) is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS, except that the dilutive effect of converting or exercising all potentially dilutive securities is also included in the denominator. The Company's calculation of diluted EPS includes the dilutive effect of converting preferred stock and exercising stock options and warrants into common shares.

Listed below are the basic and diluted share calculations for the years ended December 31, 2000, 1999 and 1998.

                                                                      Twelve Months Ended
                                                                          December 31,
                                                            2000             1999              1998
                                                       ---------------  ----------------  ----------------
Average common shares outstanding                        16,584,579        14,373,869        13,174,151

Shares used in computing basic net income
per share                                                16,584,579        14,373,869        13,174,151
                                                         ==========        ==========        ==========

Series A preferred stock                                          -         1,486,825         2,164,362

Series B preferred stock                                          -           190,637                 -

Stock options                                               821,544           894,452           546,278

Warrants                                                     59,577           142,454           218,347
                                                         ----------        ----------        ----------

Shares used in computing diluted net income
per share                                                17,465,700        17,088,237        16,103,138
                                                         ==========        ==========        ==========

--------------------------------------------------------------------------------

In the second quarter of 1999, the 556,286 shares of the Company's Series B preferred stock were converted by its holders into 556,286 shares of the Company's common stock. During the third quarter of 1999, the 2,164,362 shares of the Company's Series A preferred stock were converted by its holders into 2,164,362 shares of the Company's common stock.

Comprehensive Income

The Company adopted SFAS No. 130 "Reporting Comprehensive Income" ("SFAS 130"). Under SFAS 130, the Company is required to display comprehensive income (loss) and its components as part of the Company's full set of financial statements. Comprehensive income (loss) is comprised of net income (loss) and net unrealized gains (losses) on securities and is presented in the consolidated statements of changes in stockholders' equity.

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Statements of Cash Flows

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.


3. MERGERS AND ACQUISITIONS :

Acquisition of HTI BioProducts, Inc.

On February 26, 1999, the Company completed the acquisition of HTI Bio-Products, Inc. (HTI), a privately held manufacturer of custom and proprietary antibody products and services located near San Diego, California. The acquisition was accounted for using the purchase method of accounting. Under the terms of the agreement to acquire HTI, the Company paid approximately $8.4 million in cash and issued 556,286 shares of Series B preferred stock, with a fair market value of approximately $1.1 million. Under the terms of the agreement, on June 16, 1999, such shares were converted into the Company's common stock on a 1 to 1 basis. The Company is also obligated to pay a percentage of net sales of certain products over the next three years, not to exceed $3 million. As of December 31, 2000, approximately $5 thousand has been paid under the royalty agreement. Approximately $6 million of acquisition financing was provided by a commercial bank under a term loan, with the balance coming from existing cash on hand.

The acquisition financing consisted of a five-year term loan (the Term Loan) with monthly amortization of equal principal payments plus interest. Interest on $3 million of original principal amount was at a fixed rate of interest of 8.96% per annum, and the remaining principal bore interest at a variable rate of 3% over the published London Interbank Offered Rate ("LIBOR"). Also under the terms of the financing, the Company was required to meet certain financial covenants including debt to net worth, minimum cash flows and no dividends or distributions were to be paid on account of the Company's common stock. On May 5, 2000, the Company refinanced substantially all of its existing debt, and as of December 31, 2000, the Company was in compliance with all debt covenants under its new financing agreement (see Note 7, Long Term Debt).

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

Acquisition of the Operating Assets of the OEM Business of Atlantic Antibodies, Inc.

On May 11, 1999, the Company completed the acquisition of the operating assets of the OEM business of Atlantic Antibodies of Windham, Maine, ("ATAB") one of the first suppliers of custom and high-volume, bulk polyclonal antibodies for use in diagnostic test kits and research. The acquisition was accounted for using the purchase method of accounting. This unit serves a wide range of customers, including pharmaceutical, biotechnology and diagnostic companies and major research centers in the United States and the Pacific Rim. Under the terms of the agreement to acquire the operating assets of the OEM business of Atlantic Antibodies, the Company paid $3.2 million in cash, and made a deferred payment of $150 thousand, on December 7, 2000. A commercial bank provided $3 million of long-term acquisition financing under the Term Loan (see Note 7, Long Term
Debt).

Acquisition of Products of Envirol, Inc.

The Company completed the acquisition of certain assets of Envirol, Inc., a private company located in Logan, Utah on April 26, 2000. Pursuant to the terms of the agreement, the Company acquired Envirol's TCE and PCP test kit product lines for consideration consisting of (i) a cash payment of $35 thousand (ii) the issuance of 10,000 shares of common stock with a value of $43 thousand and
(iii) the payment of a continuing royalty to Envirol for ten years from the date of acquisition, at a rate of 10% of purchased product sales for the first $125 thousand, and a rate of 4% of product sales in excess of $125 thousand for the remainder of the royalty term.

Pending Acquisition

On September 26, 2000, the Company announced that it had entered into a non-binding letter of intent to acquire AZUR Environmental. AZUR is a leading provider of innovative analytical systems for monitoring water quality throughout the world. The purchase of AZUR Environmental, whose corporate headquarters are located in Carlsbad, California, which as presently contemplated will not require any significant cash investment, is subject to due diligence and approval by both companies' Board of Directors, approval of the stockholders of AZUR and other conditions.

Unaudited Pro Forma Combined Results of Operations

The following unaudited pro forma statement of operations data gives effect to the HTI transaction, which was accounted for using the purchase method of accounting, as if the HTI purchase had occurred on January 1, 1998, and includes certain adjustments, including amortization of goodwill, increased interest expense and preferred stock dividends related to the HTI purchase. The 1999 pro forma results exclude $3.5 million of in-process research and development expenses incurred in connection with the HTI transaction. The ATAB and Envirol Inc. transactions were not considered material and therefore pro forma results are not presented for these acquisitions.

Listed below are the pro forma results of the Company for the years ended December 31, 1999 and 1998 (in thousands):


-------------------------------------------------------------------------------
Year Ended December 31,                                     1999         1998
-------------------------------------------------------------------------------
Revenues                                                  $ 23,317     $ 21,362
-------------------------------------------------------------------------------
Income before non-recurring charges directly
attributable to the HTI acquisition                       $  6,865     $    353
-------------------------------------------------------------------------------
Basic net income per share before non-recurring
charges directly attributable to HTI acquisition          $   0.48     $   0.03
-------------------------------------------------------------------------------
Diluted net income per share before non-recurring
charges directly attributable to HTI acquisition          $   0.40     $   0.02
-------------------------------------------------------------------------------


Supplemental Disclosure of Cash Flow Information

The purchase price of HTI Bio-Products Inc. and the operating assets of the OEM business of Atlantic Antibodies Inc. was allocated as follows (in thousands):

HTI                                                             ATAB
---------------------------------------------------------       ------------------------------
Cash                                             $   249        Land                  $   360
Other Assets                                       1,562        Fixed Assets            1,215
Fixed Assets                                       1,004        Inventory               1,575
Liabilities                                         (863)       ------------------------------
In-process research & development                  3,500        Cash Paid             $ 3,150
Goodwill                                           4,044        ------------------------------
---------------------------------------------------------
Total fair value                                 $ 9,496
---------------------------------------------------------
Cash Paid                                        $ 8,429
Series B Preferred Stock Issued                  $ 1,067

4. PROPERTY AND EQUIPMENT:

As of December 31, property and equipment consisted of the following:

                                                      2000            1999
----------------------------------------------------------------------------
Equipment                                           $ 3,965         $  3,747
Furniture and fixtures                                   79               81
Land                                                    710              710
Leasehold improvements                                  579              561
----------------------------------------------------------------------------
Total property and equipment                        $  5,333        $  5,099
Less - accumulated depreciation and amortization      (2,414)         (1,810)
----------------------------------------------------------------------------
                                                    $  2,919        $  3,289
----------------------------------------------------------------------------

Depreciation expense was $604, $559, and $322 in 2000, 1999, and 1998 respectively.

5. INTANGIBLE ASSETS:

                                       2000      1999      Lives
------------------------------------------------------------------
Goodwill                             $ 4,044   $ 4,044     7 - 20
Intellectual and license rights            -       380          -
Other                                    450       316     5 - 10
Less - accumulated amortization         (475)     (176)
------------------------------------------------------------------
                                     $ 4,019   $ 4,564
------------------------------------------------------------------

Amortization of these intangible assets was $299, $451 and $279 in 2000, 1999 and 1998, respectively. In the fourth quarter of 1999, approximately $1.3 million of net intangible assets were eliminated in accordance with SFAS 109, as the Company believes it will utilize the tax benefits of the net operating losses acquired in the transactions that occurred in 1996.

6. ACCRUED EXPENSES:

As of December 31, accrued expenses consisted of the following:

                                      2000     1999
-----------------------------------------------------
Royalties                           $   498   $  275
Accrued salaries and bonus              311      194
Accrued other                           250      199
Accrued purchases                        70       29
-----------------------------------------------------
                                    $ 1,129   $  697
-----------------------------------------------------

7. LONG-TERM DEBT:

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

The Company also maintained two term loans acquired in 1998, for the purchase of specific equipment and leasehold improvements. The maturities of these loans are 48 and 60 months. These notes were secured with Certificates of Deposit (CD) of $338 purchased by the Company and bore an interest rate of 1% over the purchased CD rate.

On May 5, 2000, the Company entered into a financing agreement with a commercial bank. This agreement provides for a $4 million term loan, of which approximately $3.2 million is outstanding at December 31, 2000, repayable over three years, and for up to a $5 million revolving line of credit, based on eligible assets as described below. Proceeds from this financing retired substantially all of the Company's previous indebtedness, incurred in connection with the HTI and ATAB acquisitions described above (see Note 3, Mergers and Acquisitions).

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

Under the terms of the financing, the Company is required to meet certain financial covenants including funded debt to EBITDA and EBITDA to current maturities of debt plus interest and taxes. At December 31, 2000, the Company is in compliance with all such covenants, with additional borrowing capabilities of approximately $2.9 million available under the $5 million revolving line of credit. The financing is secured by substantially all of the Company's assets.

Listed below is a schedule of the Company's long-term indebtedness.

2001                                                     $  1,339
2002                                                        1,333
2003                                                          556
------------------------------------------------------------------
                                                            3,228
Less - current portion of long-term debt obligations       (1,339)
------------------------------------------------------------------
Long-term debt                                           $  1,889
------------------------------------------------------------------

Interest expense was $499, $565 and $20 in 2000, 1999 and 1998 respectively.

8. STOCK OPTIONS:

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

Certain additional options have been granted outside the plans. These options generally follow the provisions of the 2000 Plan. Information with respect to the stock options granted under the plans and options granted separately from the plans is summarized as follows:

                                                      Price         Aggregate
                                    Number            Range         Proceeds
-----------------------------------------------------------------------------
Balance, December 31, 1997         1,464,182      $0.19 - $3.25       $ 2,636
-----------------------------------------------------------------------------
Granted                              380,000       2.00 -  2.63           888
Cancelled                            (22,377)      0.64 -  1.88           (34)
Exercised                            (93,172)      0.19 -  1.88           (34)
-----------------------------------------------------------------------------
Balance, December 31, 1998         1,728,633      $0.19 - $3.25       $ 3,456
-----------------------------------------------------------------------------
Granted                              371,000       2.31 -  4.69         1,020
Cancelled                            (18,000)      2.63 -  2.63           (47)
Exercised                           (368,918)      0.19 -  3.25          (818)
-----------------------------------------------------------------------------
Balance, December 31, 1999         1,712,715      $0.19 - $3.25       $ 3,611
-----------------------------------------------------------------------------
Granted                              278,000       2.50 -  7.63         1,899
Cancelled                           (115,500)      2.31 -  4.69          (236)
Exercised                           (176,575)      0.19 -  3.25          (393)
-----------------------------------------------------------------------------
Balance, December 31, 2000         1,698,640      $0.19 - $7.63       $ 4,881
-----------------------------------------------------------------------------

As of December 31, 2000, options covering 1,009,640 shares were exercisable with an aggregate exercise price of $1,926 and 235,639 shares were available for future grant under the plans. For options granted, the Company recognizes as deferred compensation the excess of the deemed value for accounting purposes of the common stock issuable upon the exercise of options over the aggregate exercise price of such options. The deferred compensation is amortized over the vesting period of the options.

                                      Options Outstanding                   Options Exercisable
                         ---------------------------------------------  --------------------------
                                                Weighted Average
                            Shares      ------------------------------                Wtd. Average
 Range of                Outstanding        Remianing         Exercise     Shares       Exercise
 Exercise Prices          At 12/31/00    Contractual Life      Price    Exercisable       Price
 -------------------------------------------------------------------------------------------------
 $ 0.19                      89,269         3.3  Years         $ 0.19        89,269      $ 0.19
 $ 0.64                      54,009         3.3  Years         $ 0.64        54,009      $ 0.64
 $ 1.38  -   $ 2.00         691,362         1.9  Years         $ 1.90       569,862      $ 1.91
 $ 2.13  -   $ 3.25         584,000         6.6  Years         $ 2.69       292,000      $ 2.63
 $ 4.68  -   $ 7.63         280,000         9.1  Years         $ 6.94         4,500      $ 4.69
 -------------------------------------------------------------------------------------------------
 $ 0.19      $ 7.63       1,698,640         6.6  Years         $ 2.87     1,009,640      $ 1.91
 =================================================================================================

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." Effective January 1, 1995, the Company adopted the disclosure requirement of this pronouncement. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under SFAS 123, the Company's net income applicable to common stockholders for 2000, 1999 and 1998 would have been $946, $3,295 and $493 and diluted net income per share applicable to common stockholders would have been $.05, $.19, and $.03, respectively. Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost, and thus pro forma net income, may not be representative of that to be expected in future years.

The weighted average fair value at the date of grant for options granted during 2000, 1999 and 1998 is estimated at $5.65, $2.76 and $1.97 per share, respectively, using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes model are as follows: dividend yield of 0%, expected volatility of 98% in 2000, 118% in 1999 and 97% in 1998, risk-free interest rate of 5.75% in 2000, 6.14% in 1999 and 6.14% in 1998, and an expected option life of 5 years in 2000, 1999 and in 1998.

9. SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION:

The Company has two reportable segments. The Test Kit segment develops, manufactures and markets immunoassay-based test kits for rapid, cost-effective detection of a wide variety of different analytes in two primary market categories: food safety and water quality.

 The Antibody Segment, Strategic BioSolutions (SBS), includes TSD BioServices, HTI and the acquired operating assets of the OEM buisness of Atlantic Antibodies. These businesses provide fully integrated polyclonal and monoclonal antibody development and large scale manufacturing services to pharmaceutical and medical diagnostic companies.

    Geographic:

    Net Revenues                    2000       1999      1998
    ---------------------------------------------------------

    United States                $21,582    $19,150   $13,257
    Rest of the World              4,292      3,384     2,468
    ---------------------------------------------------------
    Total                        $25,874    $22,534   $15,725
    ---------------------------------------------------------

There were no individual countries outside of the United States that represented more than 10% of the total revenues of the Company. There are no significant long-lived assets located outside the United States.

Information about Major Customers:

In 2000 and 1999, no single customer accounted for 10% or more of the Company's revenues. In 1998, Delta and Pine Land Company accounted for 10% of the Company's revenues.

Reportable Segments:

For reporting purposes a "pro-rata" share of common costs is allocated among the antibody segment by the test kit segment. Segment profit is based on income before income taxes excluding the $3.5 million one time charge for in-process research and development in connection with the acquisition of HTI in 1999.

Segment Information:

Years ended December 31,                           Test Kits       Antibody         Total
2000           Revenues                             $ 15,224       $ 10,650       $ 25,874
               Segment profit                          1,176          1,014          2,190
               Segment assets                         25,108          1,400         26,508
               Depreciation and amortization             362            541            903
               Capital expenditures                      237              -            237
------------------------------------------------------------------------------------------
1999           Revenues                             $ 14,609        $ 7,925       $ 22,534
               Segment profit (loss)                   2,157           (191)         1,966
               Segment assets                         24,036          5,636         29,672
               Depreciation and amortization             621            368            989
               Capital expenditures                      398              -            398
------------------------------------------------------------------------------------------
1998           Revenues                             $ 12,960        $ 2,765       $ 15,725
               Segment profit (loss)                     957           (176)           781
               Segment assets                         14,731            362         15,093
               Depreciation and amortization             614              -            614
               Capital expenditures                      674              -            674
------------------------------------------------------------------------------------------

10. COMMITMENTS AND CONTINGENCIES:

The Company leases its office and manufacturing facilities and other equipment under operating leases. Rent expense for the years ended December 31, 2000, 1999 and 1998, was $807, $684 and $598, respectively. Future commitments under these non-cancellable leases at December 31 are as follows:

            2001                                   $   631
            2002                                       470
            2003                                       379
            2004                                       308
            2005                                       317
            2006 and thereafter                        663
            ----------------------------------------------
                                                   $ 2,768
            ----------------------------------------------

The Company is party to various claims arising in the ordinary course of business. Although the ultimate outcome of these matters is presently not determinable, management, after consultation with legal counsel, does not believe that the outcome of these matters will have a material adverse effect on the Company's financial position or results of operations.

11. RETIREMENT SAVINGS PLAN:

In 1992, the Company instituted a retirement savings plan qualified under
Section 401(k) of the Internal Revenue Code. The plan allows for eligible employees to contribute a portion of their gross wages to the plan. The Company matches employees' contributions on a 50% basis up to 6% of gross wages. In 2000, 1999 and 1998, the Company recognized expense of $142, $104 and $77 respectively, associated with this plan.

12. INCOME TAXES:

The income tax expense (benefit) consists of the following (in thousands):

                                                2000      1999      1998
--------------------------------------------------------------------------
 Federal          current                      $  12   $     40     $    -
                  deferred                       644     (5,149)         -
--------------------------------------------------------------------------
                                                 656     (5,109)         -
--------------------------------------------------------------------------
 State            current                         36         15          -
                  deferred                       (50)      (223)         -
--------------------------------------------------------------------------
                                                 (14)      (208)        -
--------------------------------------------------------------------------
 Foreign          current                          -          -          -
                  deferred                         -          -          -
--------------------------------------------------------------------------
                                               $ 642   $ (5,317)   $     -
--------------------------------------------------------------------------

The following table summarizes the significant differences between the U.S. Federal statutory rate and the Company's effective tax rate for financial statement purposes:

                                             2000      1999       1998
-------------------------------------------------------------------------

Statutory tax rate                           34.0%    (34.0%)      34.0%

State taxes, net of U.S. Federal benefit      5.0%       0.6%       0.5%

Changes in net valuation reserve            (11.2%)   (316.3%)    (35.4%)

Other, net                                    1.5%       3.1%       0.9%
-------------------------------------------------------------------------
                                             29.3%    (346.6%)      0.0%
-------------------------------------------------------------------------

Significant components of the Company's deferred tax assets as of December 31 are as follows:

                                                2000       1999        1998
-----------------------------------------------------------------------------
 Net operating loss carryforwards            $  5,008    $  5,925    $  7,288

                                                                            -
 Credit carryforwards                             129          40


 Amortization and depreciation                  1,938       2,076         699


 Non-deductible reserves                          176         118          55


 Inventory costs not currently deductible         207         130          63
-----------------------------------------------------------------------------
 Total deferred tax assets                      7,458       8,289       8,105

 Valuation allowance                             (972)     (1,218)     (8,105)
-----------------------------------------------------------------------------
 Net deferred tax assets                     $  6,486    $  7,071    $      -
-----------------------------------------------------------------------------

Management continually reviews the valuation on the Company's deferred tax assets. In the fourth quarter of 1999, management concluded that it was more likely than not that the Company would realize the tax benefits associated with its federal deferred tax assets and a portion of its state deferred tax assets and recorded a deferred tax benefit. In the fourth quarter of 2000, management concluded that a deferred benefit could be recorded for certain of the state deferred assets. A valuation allowance remains for a portion of the state deferred assets and all of the foreign deferred tax assets.

The reduction of the valuation allowance is attributable to management's belief that it is more likely than not that the deferred tax assets will be realized through future earnings and/or tax planning strategies.

The amount of net operating loss carryforwards which can be utilized in any one period, if any, will be limited by federal tax regulations since a cumulative change in ownership of more than 50% has occurred within a three year period. In the fourth quarter of 1999 the valuation allowance on the Company's deferred tax assets was reduced. The reduction included approximately $1.3 million related to net operating losses that were acquired in connection with business acquisitions and mergers. The reduction in the valuation allowance related to the acquired net operating losses was recorded as a reduction in the remaining intangibles associated with the acquisition.

The net operating loss carryforwards differ from the accumulated deficit, principally due to differences in the recognition of certain research and development expenses, depreciation and amortization, other non-deductible reserves and the accretion of preferred stock for financial and federal income tax reporting.

As of December 31, 2000, the Company had federal net operating loss carryforwards, including those acquired, of approximately $12,047, which begin to expire as follows:

2005                        $  1,414
2006                           2,603
2007                           2,584
2008                           1,182
2009                           2,081
2010                           2,183
------------------------------------
Total                       $ 12,047
------------------------------------

13. SALE OF TECHNOLOGY:

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

14. QUARTERLY FINANCIAL DATA (unaudited):

(In thousands except per share data)
----------------------------------------------------------------------------------------------------------------
Three Months Ended                               March 31            June 30      September 30       December 31
----------------------------------------------------------------------------------------------------------------
2000
Revenues                                          $ 5,776            $ 5,788           $ 5,701           $ 8,609
Gross profit (1)                                    2,832              3,159             3,054             4,441
Net income (2)                                        304                265                89               888
Basic earnings per share                             0.02               0.02              0.01              0.05
Diluted earnings per share                           0.02               0.02              0.01              0.05

1999
Revenues                                          $ 3,919            $ 5,475           $ 7,459           $ 5,681
Gross profit (1)                                    2,003              2,773             3,851             3,520
Net income (loss) (3)                              (3,310)               305             1,010             5,778
Basic earnings (loss) per share                     (0.25)              0.02              0.07              0.35
Diluted earnings (loss) per share                   (0.25)              0.02              0.06              0.33

(1) Gross profit is product revenues less manufacturing expenses.

(2) During the fourth quarter of 2000, the Company recorded a tax charge of $204 thousand (net of a reduction in the valuation allowance of approximately $220 thousand).

(3) Results for the three months ended March 31, 1999, includes a $3.5 million charge for in-process research and development related to the acquisition of HTI on February 26, 1999. Results for the three months ended December 31, 1999 included a $5.3 million income tax benefit related to the valuation of the Company's deferred tax assets.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 STRATEGIC DIAGNOSTICS INC.

Date:  March 29, 2001            /s/  Richard C. Birkmeyer
                                 ---------------------------------------
                                 Richard C. Birkmeyer
                                 President, Chief Executive Officer
                                 (Principal Executive Officer) and Director

Date:  March 29, 2001            /s/  Arthur A. Koch, Jr.
                                 ---------------------------------------
                                 Arthur A. Koch, Jr.
                                 Vice President - Finance, Chief Operating
                                 Officer, and Chief Financial Officer (Principal
                                 Financial and Accounting Officer)

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:             March 29, 2001                     /s/  Richard J. Defieux
                                                     --------------------------
                                                     Richard J. Defieux
                                                     Director

Date:             March 29, 2001                     /s/  Robert E. Finnigan
                                                     --------------------------
                                                     Robert E. Finnigan
                                                     Director

Date:             March 29, 2001                     /s/  Stephen O. Jaeger
                                                     --------------------------
                                                     Stephen O. Jaeger
                                                     Director

Date:             March 29, 2001                     /s/  Kathleen E. Lamb
                                                     --------------------------
                                                     Kathleen E. Lamb
                                                     Director

Date:             March 29, 2001                     /s/  Curtis Lee Smith, Jr.
                                                     --------------------------
                                                     Curtis Lee Smith Jr.
                                                     Director

Date:             March 29, 2001                     /s/  Grover C. Wrenn
                                                     --------------------------
                                                     Grover C. Wrenn
                                                     Director