Form 10-Q
period 2001-03-31
STRATEGIC DIAGNOSTICS INC/DE/
filed 2001-05-15
CIK 911649

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                 For the Quarterly Period Ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                     For the Transition Period From _____ to



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

         As of March 31, 2001 there were 16,706,530 outstanding shares of the Registrant's common stock, par value $.01 per share.

                           STRATEGIC DIAGNOSTICS INC.

                                      INDEX

Item                                                                                  Page
----                                                                                  ----
PART I

      ITEM 1.  Financial Statements (Unaudited)

             Consolidated Balance Sheets - March 31, 2001 and December 31, 2000          2

             Consolidated Statements of Operations - Three months ended
                      March 31, 2001 and 2000                                            3

             Consolidated Statements of Stockholders' Equity and
                      Comprehensive Income for the three months ended
                      March 31, 2001                                                     4

             Consolidated Statements of Cash Flows - Three months ended
                      March 31, 2001 and 2000                                            5

             Notes to Consolidated Interim Financial Statements                          6

      ITEM 2.        Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                          12

      ITEM 3.        Quantitative and Qualitative Disclosures About Market Risk         16

PART II                                                                                 17

       ITEM 6. Exhibits and Reports on Form 8-K                                         17

SIGNATURES                                                                              18

                                     PART I

Item 1. Financial Statements

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                               (unaudited)    (audited)
                                                                                 March 31,    December 31,
----------------------------------------------------------------------------------------------------------
                                                                                   2001           2000
----------------------------------------------------------------------------------------------------------
 ASSETS
----------------------------------------------------------------------------------------------------------
 Current Assets:
      Cash and cash equivalents                                                   $ 1,250        $  1,288
      Receivables, net                                                              4,322           4,298
      Inventories                                                                   6,794           6,844
      Deferred tax asset                                                            1,070           1,070
      Other current assets                                                            374             216
----------------------------------------------------------------------------------------------------------
         Total current assets                                                      13,810          13,716
----------------------------------------------------------------------------------------------------------

 Property and equipment, net                                                        2,853           2,919
 Other assets                                                                         445             438
 Deferred tax asset                                                                 5,082           5,416
 Intangible assets, net                                                             3,955           4,019
----------------------------------------------------------------------------------------------------------
         Total assets                                                             $26,145        $ 26,508
----------------------------------------------------------------------------------------------------------
 LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------
 Current Liabilities:
      Accounts payable                                                            $   663        $    655
      Accrued expenses                                                                720           1,129
      Deferred revenue                                                                162             162
      Current portion of long term debt                                             1,328           1,339
----------------------------------------------------------------------------------------------------------
         Total current liabilities                                                  2,873           3,285
----------------------------------------------------------------------------------------------------------
 Long-term debt                                                                     1,444           1,889
----------------------------------------------------------------------------------------------------------
 Stockholders' Equity
      Preferred stock, $.01 par value, 17,500,000 shares authorized,
         no shares issued or outstanding                                                -               -
      Series A preferred stock, $.01 par value, 2,164,362 shares
         authorized, no shares issued or outstanding                                    -               -
      Series B preferred stock,  $.01 par value, 556,286 shares
         authorized, no shares issued or outstanding                                    -               -
      Common stock, $.01 par value, 35,000,000 shares authorized,
         16,706,530 and 16,699,052 issued and outstanding
         at March 31, 2001 and December 31, 2000, respectively                        167             167
      Additional paid-in capital                                                   26,830          26,814
      Accumulated deficit                                                          (5,144)         (5,622)
      Cumulative translation adjustments                                              (25)            (25)
----------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                21,828          21,334
----------------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                               $26,145        $ 26,508
----------------------------------------------------------------------------------------------------------

     The accompanying notes are an integral part of these statements.

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                  (unaudited)

                                                                       Three months ended March 31,
----------------------------------------------------------------------------------------------------
                                                                         2001                2000
----------------------------------------------------------------------------------------------------
 NET REVENUES:
----------------------------------------------------------------------------------------------------
       Product related                                                $     6,891        $     5,332
       Contract and other                                                     183                444
----------------------------------------------------------------------------------------------------
           Total net revenues                                               7,074              5,776
----------------------------------------------------------------------------------------------------
 OPERATING EXPENSES:
       Manufacturing                                                        3,323              2,500
       Research and development                                               719                729
       Selling, general and administrative                                  2,187              2,212
----------------------------------------------------------------------------------------------------
           Total operating expenses                                         6,229              5,441
----------------------------------------------------------------------------------------------------

           Operating income                                                   845                335

 Interest expense, net                                                        (33)              (127)

 Gain on sale of assets                                                         -                283
----------------------------------------------------------------------------------------------------

 Income before taxes                                                          812                491

----------------------------------------------------------------------------------------------------

           Income tax expense                                                (334)              (187)

----------------------------------------------------------------------------------------------------

 Net income                                                                   478                304
----------------------------------------------------------------------------------------------------


 Basic net income per share                                           $     0.03         $      0.02
----------------------------------------------------------------------------------------------------


 Shares used in computing basic net income per share                   16,703,000         16,511,000
----------------------------------------------------------------------------------------------------


 Diluted net income per share                                         $     0.03         $      0.02
----------------------------------------------------------------------------------------------------


 Shares used in computing diluted net income per share                 17,216,000         17,583,000
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

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                 (in thousands)
                                   (unaudited)

                                   Series A    Series B                 Additional                     Cumulative
                                   Preferred   Preferred      Common     Paid-In      Accumulated     Translation
                                    Stock        Stock        Stock      Capital        Deficit       Adjustments       Total
--------------------------------------------------------------------------------------------------------------------------------
Balance,
December 31, 2000                    $ -           -           167        26,814        (5,622)          (25)         $ 21,334
--------------------------------------------------------------------------------------------------------------------------------
Exercises of stock options
     and employee stock
     purchase plan                     -           -             -            16             -             -                16
Net and comprehensive income           -           -             -             -           478             -               478
--------------------------------------------------------------------------------------------------------------------------------
Balance,
March 31, 2001                       $ -           -           167        26,830        (5,144)          (25)         $ 21,828
================================================================================================================================

        The accompanying notes are an integral part of these statements.

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                         Three Months
                                                                                        Ended March 31,
-----------------------------------------------------------------------------------------------------------
                                                                                     2001             2000
-----------------------------------------------------------------------------------------------------------
 Cash Flows from Operating Activities:
 Net income                                                                         $ 478             $ 304
       Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
           Depreciation and amortization                                              217               213
           Deferred income tax provision                                              334               187
           Gain on sale of intangible assets                                            -              (283)
 (Increase) decrease in:
       Receivables                                                                    (24)              273
       Inventories                                                                     50              (565)
       Other current assets                                                          (158)             (205)
       Other assets                                                                    (7)                9
 Increase (decrease) in:
       Accounts payable                                                                 8               (58)
       Accrued expenses and taxes payable                                            (409)             (303)
-----------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) operating activities                                  489              (428)

 Cash Flows from Investing Activities:
       Purchase of property and equipment                                             (87)              (57)
       Proceeds from sale of intangible assets                                          -               663
-----------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) investing activities                                  (87)              606

 Cash Flows from Financing Activities:
       Proceeds from exercise of incentive stock options                               16               178
       Repayments on financing obligations                                           (456)             (472)
-----------------------------------------------------------------------------------------------------------
 Net cash used in financing activities                                               (440)             (294)

 Net decrease in Cash and Cash Equivalents                                            (38)             (116)

 Cash and Cash Equivalents, Beginning of Period                                     1,288             2,491
-----------------------------------------------------------------------------------------------------------

 Cash and Cash Equivalents, End of Period                                         $ 1,250           $ 2,375
-----------------------------------------------------------------------------------------------------------

 Supplemental Cash Flow Disclosure :

       Cash paid for taxes                                                             46                51

       Cash paid for interest                                                          57               170
-----------------------------------------------------------------------------------------------------------

     The accompanying notes are an integral part of these statements

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                   (unaudited)
1. BACKGROUND:

Business

Strategic Diagnostics Inc. (the "Company") develops, manufactures and markets immunoassay-based test kits for rapid and inexpensive detection of a wide variety of substances in the food safety and water quality markets through its test kit division. Through its Strategic BioSolutions division, the Company also provides antibody and immunoreagent research and development production services.

Business Risks

      The Company is subject to certain risks of entities in similar stages of development. These risks include the Company's ability to successfully develop, produce and market its products and its dependence on its key collaborative partners and management personnel.

Basis of Presentation and Interim Financial Statements

       The accompanying balance sheets at December 31, 2000 and March 31, 2001, and the statements of operations for the three months ended March 31, 2000 and 2001, and cash flows for the three months ended March 31, 2000 and 2001 include the consolidated financial statements of the Company. All intercompany balances and transactions have been eliminated in consolidation.

       The accompanying unaudited consolidated interim financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding financial reporting. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. In the opinion of management, the accompanying financial statements include all adjustments (all of which are of a normal recurring nature) necessary for a fair presentation. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results expected for the full year.

Revenue Recognition

Product related sales are composed of the sale of immunoassay-based test kits and the sale of antibodies and immunochemical reagents. The sale of immunoassay-based test kits and certain antibodies and immunochemical reagents are recognized upon the shipment of the product and transfer of title.

Sales of certain antibodies and immunochemical reagents are recognized under the percentage of completion method and are recorded based on the percentage of costs or time incurred through the reporting date versus the estimate for the complete contract or project.

Contract revenues are recognized upon the completion of contractual milestones.

New Accounting Pronouncement

The Company adopted the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133) on January 1, 2001. Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The adoption of Statement 133 had no impact on the Company's financial position or results of operations as it does not currently hold any derivative instruments or engage in hedging activities.

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

                                                   Three Months Ended
                                                        March 31,
                                                    2001         2000
                                                 ----------   ----------


Average common shares outstanding                16,702,791   16,511,363

Shares used in computing basic net income
per share                                        16,702,791   16,511,363
                                                 ==========   ==========

Stock options                                       512,211    1,070,113

Warrants                                                720        1,040
                                                 ----------   ----------

Shares used in computing diluted net income
per share                                        17,215,722   17,582,516
                                                 ==========   ==========

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

4. ACQUISITIONS:

On February 26, 1999, the Company completed the acquisition of HTI Bio-Products Inc. (HTI), a privately held manufacturer of custom and proprietary antibody products and services located near San Diego, California. The acquisition was accounted for using the purchase method of accounting. Under the terms of the agreement to acquire HTI, the Company paid approximately $8.4 million in cash and issued 556,286 shares of Series B preferred stock, with a fair market value of approximately $1.1 million, as determined by an independent valuation firm, Howard Lawson & Co. Under the terms of the agreement, on June 16, 1999, such shares were converted into the Company's common stock on a 1 to 1 basis. The Company is also obligated to pay a percentage of net sales of certain products over the next three years, not to exceed $3 million. These amounts will be recorded as additional goodwill, when and if paid. Approximately $6 million of acquisition financing was provided by a commercial bank under a term loan, with the balance coming from existing cash on hand.

The acquisition financing consisted of a five-year term loan (the Term Loan) with monthly amortization of equal principal payments plus interest. Interest on $3 million of original principal amount was at a fixed rate of interest of 8.96% per annum, and the remaining principal bore interest at a variable rate of 3% over the published London Interbank Offered Rate ("LIBOR"). Also under the terms of the financing, the Company was required to meet certain financial covenants including debt to net worth, minimum cash flows and no dividends or distributions were to be paid on account of the Company's common stock. On May 5, 2000, the Company refinanced substantially all of its existing debt, and as of March 31, 2001, the Company was in compliance with all debt covenants under its new financing agreement (see Note 7, Debt).

The Company recorded expenses of $3.5 million of in-process research and development in the quarter ended March 31, 1999. This amount represented an allocation of the purchase price of HTI to two primary projects (Troponin I and Human Red Blood Cell) and nine others that were under development but were not launched commercially because the development was not complete. Because technological feasibility had not been established and there was no assurance that the customers who assisted in the development would succeed in the marker being diagnostically significant, and no alternative use has been determined, the entire amount of in-process research and development has been expensed. The identified research and development consisted of in process projects for the development of eleven antibodies, as listed below:

Troponin I              Fatty Acid Binding Protein    Cystatin C
Human Red Blood Cell    cAMP                          Brain Natriuretic Peptide
Serum Amyloid A         cGMP                          Phosphorylated Amino Acids
Phosphorylated Tau      APE

At this time, each of the eleven are commercially available. There can be no assurance that all of these markers will be commercially successful. While each of these markers are now commercially available, the market development has been slower than anticipated.

The Company commissioned an appraisal of these in-process research and development projects by an independent firm, Howard Lawson & Co., familiar with such appraisals. This independent appraisal valued the in-process research and development projects at $3.5 million by considering the nature and history of HTI's business, a description of the in-process research and development assets, the general economic outlook, the outlook for the antibody production industry, the expected future cash flows of the products and usage of a discounted cash flow analysis. The average completion stage of the products was estimated at 93% and a 20% discount rate was used in computing the present value of the future cash flows of the products.

On May 11, 1999, the Company completed the acquisition of the operating assets of the OEM business of Atlantic Antibodies of Windham, Maine, one of the first suppliers of custom and high-volume, bulk polyclonal antibodies for use in diagnostic test kits and research. The acquisition was accounted for using the purchase method of accounting. This unit serves a wide range of customers including pharmaceutical, biotechnology, diagnostic companies and major research centers in the United States and the Pacific Rim. Under the terms of the agreement to acquire the operating assets of the OEM business of Atlantic Antibodies, the Company paid $3.2 million in cash, and made a deferred payment of $150 thousand on December 7, 2000. A commercial bank provided $3 million of long-term acquisition financing under the Term Loan (see Note 7, Debt).

The purchase price of HTI Bio-Products and the operating assets of the OEM business of Atlantic Antibodies Inc. was allocated as follows (in thousands):

HTI                                                            ATAB
---------------------------------------------------------      -------------------------------
Cash                                             $   249       Land                   $   360
Other Assets                                       1,562       Fixed Assets             1,215
Fixed Assets                                       1,004       Inventory                1,575
                                                               -------------------------------
Liabilities                                         (863)
In-process research & development                  3,500       Cash Paid              $ 3,150
                                                               -------------------------------
Goodwill                                           4,044
---------------------------------------------------------

Total fair value                                 $ 9,496
---------------------------------------------------------

Cash Paid                                        $ 8,429

Series B Preferred Stock Issued                  $ 1,067

Goodwill is being amortized over its estimated useful life of 20 years.

The Company completed an asset purchase agreement with Envirol, Inc., a private company located in Logan, Utah on April 26, 2000. Pursuant to the terms of the agreement, the Company acquired Envirol's TCE and PCP test kit product lines for consideration consisting of (i) a cash payment of $35 thousand (ii) the issuance of 10,000 shares of common stock with a fair value of $43 thousand based on the last reported sales price of the common stock on the closing date of the transaction, May 12, 2000, and (iii) the payment of a continuing royalty to Envirol for ten years, at a rate of 10% of purchased product sales for the first $125 thousand, and a rate of 4% of purchased product sales for the remainder of the royalty term. The continuing royalty payments are being expensed as incurred.

On May 4, 2001, the Company signed a merger agreement to acquire AZUR Environmental, a privately held manufacturer of proprietary rapid test systems to measure toxicity in environmental and process waters located in Carlsbad, California (AZUR). In the six month period ended December 31, 2000, AZUR recorded sales of approximately $1.1 million. Under the terms of the merger agreement, the Company will issue 700,000 shares of Series C preferred stock. Each preferred share will be convertible into common shares at any time at the option of the holder, and automatically when the closing price of the Company's common stock is $6.00 or more for a period of 20 consecutive trading days, according to a conversion ratio which is to be determined at the closing of the merger and based upon the average closing price of the Company's common stock during the consecutive 20 trading day period immediately before the closing. The minimum number of common shares issuable upon conversion will be 700,000 and the maximum number will be 890,000. If the average closing price is $3.50 or greater, the number of shares issuable will be 700,000. The preferred shares also carry a cumulative, annual cash dividend of $0.30 per share and a liquidation value of $6.00 per share or $4.2 million. The closing of the merger is subject to the satisfaction of certain conditions, including the issuance of a permit from the California Department of Corporations to enable the Company to rely upon the exemption provided by Section 3(a)(10) of the Securities Act of 1933, as amended. Upon the closing of the merger agreement, this transaction will be accounted for under the purchase method of accounting.

5. SEGMENT INFORMATION:

The Test Kit segment develops, manufactures and markets immunoassay-based test kits for rapid, cost-effective detection of a wide variety of different analytes in two primary market categories: food safety and water quality testing.

The Antibody Segment, Strategic BioSolutions (SBS), includes the former TSD BioServices, HTI and the acquired operating assets of the OEM business of Atlantic Antibodies. These companies provide fully integrated polyclonal and monoclonal antibody development and large scale manufacturing services to pharmaceutical and medical diagnostic companies.

For reporting purposes a "pro-rata" share of common costs is charged to the Antibody segment. Segment assets are those assets associated with the respective segment's operating activities. Segment profit is based on income before income taxes.


Segment Information:

For the three months ended March 31,                                Test Kits       Antibody             Total
2001           Revenues                                                $ 4,537        $ 2,537           $ 7,074
               Segment profit                                              633            179               812
               Segment assets                                           13,921         12,224            26,145
               Depreciation and amortization                                93            124               217
               Capital expenditures                                         47             40                87

2000           Revenues                                                $ 3,113        $ 2,663           $ 5,776
               Segment profit                                              270            221               491
               Segment assets                                           17,076         12,245            29,321
               Depreciation and amortization                                89            124               213
               Capital expenditures                                         57              -                57

6. INVENTORIES:

At March 31, 2001 and December 31, 2000, inventories consisted of the following (in thousands):

                                     March 31, 2001          December 31, 2000
                                     --------------          -----------------

      Raw Materials                     $  2,960                 $   2,945
      Work in progress                     1,256                     1,620
      Finished goods                       2,578                     2,279
      --------------------------------------------------------------------------
                                        $  6,794                 $   6,844
      --------------------------------------------------------------------------

7. DEBT:

On May 5, 2000, the Company entered into a financing agreement with a commercial bank. This agreement provides for a $4 million term loan, of which approximately $2.8 million is outstanding at March 31, 2001, repayable over three years, and for up to a $5 million revolving line of credit, based on eligible assets as described below. Proceeds from this financing retired substantially all of the Company's previous indebtedness, incurred in connection with the acquisitions described above (see Note 4, Acquisitions).

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

Under the terms of the financing, the Company is required to meet certain financial covenants including funded debt to EBITDA and EBITDA to current maturities of debt plus interest and taxes. At March 31, 2001, the Company is in compliance with all such covenants, with additional borrowing capabilities of approximately $3.1 million available under the revolving line of credit. The financing is secured by substantially all of the Company's assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information included in this report on Form 10-Q contains certain forward-looking statements reflecting the current expectations of Strategic Diagnostics Inc. and its subsidiaries (the "Company"). When used in this report, the words "anticipate," "enable," "expect," "intend," "believe," "estimate," "potential," "promising," "should," "plan," "will" and similar expressions as they relate to the Company are intended to identify such forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, which may cause actual results to differ from those anticipated at this time. Such risks and uncertainties include, without limitation, changes in demand for products, delays in product development, delays in market acceptance of new products, ability of manufacturers of non-GMO food products to charge premiums to consumers, successful integration of the AZUR business if and when the acquisition is completed, retention of customers and employees, adequate supply of raw materials, inability to obtain required domestic and foreign government regulatory approvals, modifications to regulatory requirements, modifications to development and sales relationships, dependence on the sale of certain products, the ability to achieve anticipated growth, competition, seasonality, and other factors more fully described in the Company's filings with the U.S. Securities and Exchange Commission.

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

On May 4, 2001, the Company signed a merger agreement to acquire AZUR Environmental, a privately held manufacturer of proprietary rapid test systems to measure toxicity in environmental and process waters located in Carlsbad, California (AZUR). In the six month period ended December 31, 2000, AZUR recorded sales of approximately $1.1 million. Under the terms of the merger agreement, the Company will issue 700,000 shares of Series C preferred stock. Each preferred share will be convertible into common shares at any time at the option of the holder, and automatically when the closing price of the Company's common stock is $6.00 or more for a period of 20 consecutive trading days, according to a conversion ratio which is to be determined at the closing of the merger and based upon the average closing price of the Company's common stock during the consecutive 20 trading day period immediately before the closing. The minimum number of common shares issuable upon conversion will be 700,000 and the maximum wil be 890,000. If the average closing price is $3.50 or greater, the number of shares issuable will be 700,000. The preferred shares also carry a cumulative, annual cash dividend of $0.30 per share and a liquidation value of $6.00 per share or $4.2 million. The closing of the merger is subject to the satisfaction of certain conditions, including the issuance of a permit from the California Department of Corporations to enable the Company to rely upon the exemption provided by Section 3(a)(10) of the Securities Act of 1933, as amended. Upon the closing of the merger agreement, this transaction will be accounted for under the purchase method of accounting.

Results of Operations

Three Months Ended March 31, 2001 vs. March 31, 2000

Net revenues for the first quarter of 2001 were $7.1 million versus $5.8 million in the first quarter of 2000 or an increase of 22%. Product related revenues increased by $1.6 million or 29%. The increase in product related revenues was primarily attributable to increases in purchases of the Company's food safety products, principally the Company's tests to detect the presence of StarLink(TM) in corn. These increases more than offset smaller decreases in the Company's water quality market category and antibody market segment. Contract and other revenues decreased $261 thousand or 59% in the first quarter of 2001 versus the same period in 2000. This decrease reflects the Company's continued emphasis on internal research and development projects.

The strong performance in the food safety category during the first quarter of 2001, was primarily the result of an increasing number of production, distribution and food companies purchasing and using the Company's GMO (genetically modified organism) test kits. More importantly the recall of foods containing Starlink(TM) corn is accelerating change in the procedures used throughout the food processing industry. The Company plans to leverage its customer relationships, including new relationships that have developed as a result of the Starlink(TM) corn situation.

Manufacturing expenses increased $823 thousand or 33% in the first quarter of 2001 versus the first quarter of 2000. This increase reflects the higher level of product shipments made in the first quarter of 2001 versus the comparable period of 2000. The gross profit on sales was consistent for both periods.

Research and development costs decreased $10 thousand or 1% in the first quarter of 2001 when compared to the first quarter of 2000. This decrease is due to a consolidation of the department's efforts towards more internal versus contractual research and development projects.

Selling, general and administrative expenses decreased $25 thousand or 1% in the first quarter of 2001 versus the first quarter of 2000.

Interest expense decreased $94 thousand or 74% in first quarter of 2001 versus the first quarter of 2000. This decrease is due to a lower level of outstanding indebtedness.

Income before income taxes increased to $812 thousand from $491 thousand or 65% in the first quarter of 2001 versus the first quarter of 2000. Excluding the $283 thousand gain on sale of assets recorded in the first quarter of 2000, income before taxes grew 290% to $812 thousand from the $208 thousand recorded in the year earlier period. Segment profit for the test kit segment increased $363 thousand to $633 thousand or 134% due primarily to the increase in sales of the segments' food safety products. Segment profit for the antibody segment decreased by $42 thousand to $179 thousand or 19% due primarily to a decrease in antibody segment sales.

Net income increased $174 thousand or 57% in the first quarter of 2001 versus the first quarter of 2000, for reasons all as described above. Net income in the first quarter of 2000 included $175 thousand ($283 thousand less applicable income taxes) in other income attributable to a gain on sale of assets the Company recorded in connection with the sale of its Macra product line and represents the amount the Company received in excess of its investment in the product. Exclusive of this gain on sales of assets after related taxes, the Company recorded a $349 thousand or 271% increase in net income for the first quarter of 2001 when compared to the first quarter net income recorded in 2000.

Liquidity and Capital Resources

The Company's working capital, which consists principally of cash, accounts receivable and inventory, increased $506 thousand in the first quarter of 2001 to $10.9 million at March 31, 2001 from $10.4 million at December 31, 2000. This increase was primarily attributable to a reduction in the amount of accrued expenses at March 31, 2001. Outstanding debt decreased $456 thousand from $3.2 million at December 31, 2000 to $2.8 million on March 31, 2001.

For the quarter ended March 31, 2001, the Company's operating activities provided more than $489 thousand in cash, a significant increase from the $428 thousand used in the first quarter of 2000. This cash, along with available cash balances allowed the Company to satisfy all of its operating cash requirements and reduce total debt outstanding by approximately $456 thousand in the first quarter of 2001. At March 31, 2001, the Company had $1.4 million in long-term debt and stockholders' equity of over $21.8 million.

The Company believes it has, or has access to sufficient assets to meet its operating requirements for the forseeable future. The Company's ability to meet its long-term capital requirements will depend on a number of factors, including the success of its current and future products, the focus and direction of its research and development program, competitive and technological advances, future relationships with corporate partners, government regulation, the Company's marketing and distribution strategy, consummation of the AZUR acquisition, which is not expected to require a significant cash investment, and the success of the Company's plan to make future acquisitions. Accordingly, no assurance can be given that the Company will be able to meet the future liquidity requirements that may arise from these inherent and similar uncertainties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has exposure to changing interest rates, and is currently not engaged in hedging activities. Interest on approximately $2.8 million of outstanding indebtedness is at a variable rate of between 1.75% to 3% over the published London Interbank Offered Rate.

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

                           PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

        None


Item 6. Exhibits and Reports on Form 8-K

        (a)     Exhibits

                None

        (b)     Reports on Form 8-K

                None

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



                           STRATEGIC DIAGNOSTICS INC.
                                  (Registrant)

Signature                                                Title                              Date
---------                                                -----                              ----
/s/ RICHARD C. BIRKMEYER            President and Chief Executive Officer               May 14, 2001
------------------------            (Principal Executive Officer)
   Richard C. Birkmeyer

/s/ ARTHUR A. KOCH, JR.             Vice President and Chief Operating Officer          May 14, 2001
-----------------------             (Principal Financial Officer)
    Arthur A. Koch, Jr.