Form 10-Q
period 2001-06-30
STRATEGIC DIAGNOSTICS INC/DE/
filed 2001-08-14
CIK 911649

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 2001

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


         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         As of June 30, 2001 there were 16,796,734 outstanding shares of the Registrant's common stock, par value $.01 per share.

                           STRATEGIC DIAGNOSTICS INC.

                                      INDEX

Item                                                                               Page
----                                                                               ----

PART I

      ITEM 1.  Financial Statements (Unaudited)

             Consolidated Balance Sheets - June 30, 2001 and December 31, 2000        2

             Consolidated Statements of Operations - Three months and six months
                      ended June 30, 2001 and 2000                                    3

             Consolidated Statement of Stockholders' Equity and
                      Comprehensive Income for the six months ended
                      June 30, 2001                                                   4

             Consolidated Statements of Cash Flows - Six months ended
                      June 30, 2001 and 2000                                          5

             Notes to Consolidated Interim Financial Statements                       6

      ITEM 2.  Management's Discussion and Analysis of Financial Condition
               and Results    of Operations                                          13

      ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk            19

PART II                                                                              20

       ITEM 4. Submission of Matters to a Vote of Security Holders                   20

       ITEM 6. Exhibits and Reports on Form 8-K                                      20

SIGNATURES                                                                           21

                                     PART I

Item 1. Financial Statements

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                                                June 30,        December 31,
------------------------------------------------------------------------------------------------------------
                                                                                  2001              2000
------------------------------------------------------------------------------------------------------------
 ASSETS
------------------------------------------------------------------------------------------------------------
 Current Assets:
      Cash and cash equivalents                                                $ 1,969           $ 1,288
      Receivables, net                                                           4,507             4,298
      Inventories                                                                6,956             6,844
      Deferred tax asset                                                         1,070             1,070
      Other current assets                                                         386               216
------------------------------------------------------------------------------------------------------------
         Total current assets                                                   14,888            13,716
------------------------------------------------------------------------------------------------------------
 Property and equipment, net                                                     2,672             2,919
 Other assets                                                                      527               438
 Deferred tax asset                                                              4,892             5,416
 Intangible assets, net                                                          3,891             4,019
------------------------------------------------------------------------------------------------------------
         Total assets                                                          $26,870          $ 26,508
------------------------------------------------------------------------------------------------------------
 LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------
 Current Liabilities:
      Accounts payable                                                           $ 977             $ 655
      Accrued expenses                                                           1,022             1,129
      Deferred revenue                                                             162               162
      Current portion of long term debt                                          1,333             1,339
------------------------------------------------------------------------------------------------------------
         Total current liabilities                                               3,494             3,285
------------------------------------------------------------------------------------------------------------
 Long-term debt                                                                    892             1,889
------------------------------------------------------------------------------------------------------------
 Stockholders' Equity
      Preferred stock, $.01 par value, 17,500,000 shares authorized,
         no shares issued or outstanding                                             -                 -
      Series A preferred stock, $.01 par value, 2,164,362 shares
         authorized, no shares issued or outstanding                                 -                 -
      Series B preferred stock,  $.01 par value, 556,286 shares
         authorized, no shares issued or outstanding                                 -                 -
      Common stock, $.01 par value, 35,000,000 shares authorized,
         16,796,734 and 16,699,052 issued and outstanding
         at June 30, 2001 and December 31, 2000, respectively                      168               167
      Additional paid-in capital                                                26,969            26,814
      Accumulated deficit                                                       (4,628)           (5,622)
      Cumulative translation adjustments                                           (25)              (25)
------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                             22,484            21,334
------------------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                            $26,870          $ 26,508
------------------------------------------------------------------------------------------------------------


        The accompanying notes are an integral part of these statements.

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                                   Three Months                           Six Months
                                                                   Ended June 30,                         Ended June 30,
--------------------------------------------------------------------------------------------   ---------------------------------
                                                               2001              2000                 2001               2000
--------------------------------------------------------------------------------------------   ---------------------------------
 NET REVENUES:
--------------------------------------------------------------------------------------------   ---------------------------------
      Product related                                     $     6,999       $      5,478         $     13,890       $    10,810
      Contract and other                                          202               310                  385                754
--------------------------------------------------------------------------------------------   ---------------------------------
         Total net revenues                                     7,201             5,788               14,275             11,564
--------------------------------------------------------------------------------------------   ---------------------------------
 OPERATING EXPENSES:
      Manufacturing                                             3,258             2,319                6,581              4,819
      Research and development                                    705               706                1,424              1,435
      Selling, general and administrative                       2,463             2,231                4,649              4,443
--------------------------------------------------------------------------------------------   ---------------------------------
         Total operating expenses                               6,426             5,256               12,654             10,697
--------------------------------------------------------------------------------------------   ---------------------------------

         Operating income                                         775               532                1,621                867

 Interest expense, net                                            (15)              (87)                 (48)              (214)

 Gain on sale of assets                                            76                 -                   76                283
--------------------------------------------------------------------------------------------   ---------------------------------
 Income before taxes                                              836               445                1,649                936
--------------------------------------------------------------------------------------------   ---------------------------------
         Income tax expense                                       321               180                  655                367
--------------------------------------------------------------------------------------------   ---------------------------------
 Net income                                                       515               265                  994                569
--------------------------------------------------------------------------------------------   ---------------------------------
 Basic net income per share                               $      0.03       $      0.02          $      0.06        $      0.03
--------------------------------------------------------------------------------------------   ---------------------------------
 Shares used in computing basic net income
      per share                                            16,752,000        16,561,000           16,748,000         16,511,000
--------------------------------------------------------------------------------------------   ---------------------------------
 Diluted net income per share                             $      0.03       $      0.02          $      0.06        $     0.03
--------------------------------------------------------------------------------------------   ---------------------------------
 Shares used in computing diluted net income
      per share                                            17,352,000        17,560,000           17,303,000         17,590,000
--------------------------------------------------------------------------------------------   ---------------------------------

        The accompanying notes are an integral part of these statements.

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                 (in thousands)
                                   (unaudited)

                                       Series A    Series B                 Additional                     Cumulative
                                       Preferred   Preferred      Common     Paid-In      Accumulated     Translation
                                        Stock        Stock        Stock      Capital        Deficit       Adjustments      Total
------------------------------------------------------------------------------------------------------------------------------------
Balance,
December 31, 2000                        $ -          -            167        26,814        (5,622)           (25)         $ 21,334
------------------------------------------------------------------------------------------------------------------------------------
Exercises of stock options, warrants
     and other                             -          -              1           155             -              -               156
Net and comprehensive income               -          -              -             -           994              -               994
------------------------------------------------------------------------------------------------------------------------------------
Balance,
June 30, 2001                            $ -          -            168        26,969        (4,628)           (25)         $ 22,484
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

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                   Six Months
                                                                                  Ended June 30,
------------------------------------------------------------------------------------------------------
                                                                              2001             2000
------------------------------------------------------------------------------------------------------
 Cash Flows from Operating Activities:
 Net income                                                                $   994           $   569
      Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
         Depreciation and amortization                                         443               421
         Deferred income tax provision                                         524               367
         Gain on sale of assets                                                (76)             (283)
 (Increase) decrease in:
      Receivables                                                             (209)              538
      Inventories                                                             (112)           (1,447)
      Other current assets                                                    (170)             (223)
      Other assets                                                             (89)               56
 Increase (decrease) in:
      Accounts payable                                                         322              (575)
      Accrued expenses and taxes payable                                      (107)             (178)
------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) operating activities                         1,520              (755)

 Cash Flows from Investing Activities:
      Purchase of property and equipment                                      (322)             (120)
      Proceeds from sale of land                                               330                 -
      Proceeds from sale of intangible assets                                    -               663
      Cash used in acquisition of Envirol assets                                 -               (35)
------------------------------------------------------------------------------------------------------
 Net cash provided by investing activities                                       8               508

 Cash Flows from Financing Activities:
      Proceeds from exercise of incentive stock options                        156               208
      Proceeds from  issuance of debt                                            -             6,356
      Repayments on financing obligations                                   (1,003)           (8,369)
------------------------------------------------------------------------------------------------------
 Net cash used in financing activities                                        (847)           (1,805)

 Net increase (decrease) in Cash and Cash Equivalents                          681            (2,052)

 Cash and Cash Equivalents, Beginning of Period                              1,288             2,491
------------------------------------------------------------------------------------------------------
 Cash and Cash Equivalents, End of Period                                  $ 1,969           $   439
------------------------------------------------------------------------------------------------------
 Supplemental Cash Flow Disclosure:

      Cash paid for taxes                                                      132                82

      Cash paid for interest                                                    97               281
------------------------------------------------------------------------------------------------------

 Non-cash investing and financing activity:

      Common stock issued for the purchase of Envirol products                   -                43
------------------------------------------------------------------------------------------------------

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

Business Risks
--------------

The Company is subject to certain risks of entities in similar stages of development. These risks include, among others, the Company's ability to successfully develop, produce and market its products and its dependence on its key collaborative partners and management personnel.

Basis of Presentation and Interim Financial Statements
------------------------------------------------------

The accompanying balance sheets at December 31, 2000 and June 30, 2001, and the statements of operations for the three months and six months ended June 30, 2000 and 2001, and cash flows for the six months ended June 30, 2000 and 2001 include the consolidated financial statements of the Company. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated interim financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding financial reporting. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. In the opinion of management, the accompanying financial statements include all adjustments (all of which are of a normal recurring nature) necessary for a fair presentation. The results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the results expected for the full year.

Revenue Recognition
-------------------

Product related sales are composed of the sale of immunoassay-based test kits and the sale of certain antibodies and immunochemical reagents. For the six months ended June 30, 2001 and 2000 these sales represented 89% and 81% of total Company revenues respectively. The sale of immunoassay-based test kits and certain antibodies and immunochemical reagents are recognized upon the shipment of the product and transfer of title or when related services are provided.

Sales of certain antibodies and immunochemical reagents are recognized under the percentage of completion method and are recorded based on the percentage of costs or time incurred through the reporting date versus the estimate for the complete contract or project. For the six months ended June 30, 2001 and 2000 these sales represented 8% and 13% of total Company revenues respectively.

Contract revenues are recognized upon the completion of contractual milestones. For the six months ended June 30, 2001 and 2000 these sales represented 3% and 6% of total Company revenues respectively.

New Accounting Pronouncements
-----------------------------

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

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company is required to adopt the provisions of Statement 141 immediately, except with regard to certain business combinations initiated prior to July 1, 2001, and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142. Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

The Company anticipates the adoption of Statements 141 and 142 will result in a reduction of goodwill amortization of approximately $123 thousand per year and add approximately $.01 per share all after applicable taxes.


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


                                                            Three Months Ended                         Six Months Ended
                                                                June 30,                                    June 30,
                                                        2001                2000                   2001                2000
                                                     ==========          ==========             ==========          ==========


Average common shares outstanding                    16,751,632          16,560,523             16,747,893          16,511,363

Shares used in computing basic net income
per share                                            16,751,632          16,560,523             16,747,893          16,511,363
                                                     ==========          ==========             ==========          ==========

Stock options                                           555,974             936,877                513,743           1,010,691

Warrants                                                 43,976              62,765                 40,885              67,518
                                                     ----------          ----------             ----------          ----------

Shares used in computing diluted net income
per share                                            17,351,582          17,560,165             17,302,521          17,589,572
                                                     ==========          ==========             ==========          ==========

On April 24, 2001, at the Company's annual stockholder's meeting, an amendment to the Company's 2000 Stock Incentive Plan was approved increasing the number of authorized shares to 3.2 million from the previously authorized amount of 2.5 million.

3. SALE OF TECHNOLOGY:

In July 1998, the Company entered into an exclusive agreement to sell its analytical test to detect concentrations of lipoprotein (a) and related assets to a biotechnology company. The purchaser has an extensive portfolio of diagnostic assays and an established sales and distribution network targeted to physicians and clinical laboratories and was already marketing and selling this test pursuant to a distribution, manufacturing and license agreement with the Company.

The purchase price for these assets was to be based on a multiple of end-user sales volumes achieved during the second half of 1999. Transfer of the assets occurred in March 2000.

The Company recorded proceeds of $663,000 from the sale of the assets during the first quarter of 2000, after the sales price was determined on a preliminary basis, and reported a net gain of $283,000.

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

The Series B preferred stock was valued by an independent third party, Howard Lawson & Co. In valuing the Series B preferred stock, Howard Lawson & Co. assumed that as convertible securities, they represented both a nonconvertible fixed income security and a call option on the common stock of the Company. Accordingly, the Series B preferred stock was valued as straight preferred stock with an embedded option on the stock of the Company. Howard Lawson & Co. performed an analysis of comparable publicly traded securities to determine the straight preferred stock value taking into account the fixed charge and liquidation coverage ratios for the Company and for companies issuing comparable publicly traded straight preferred stock. The embedded option was valued using the Black-Scholes options pricing model. The combined values resulted in a valuation of $1.92 per share, or approximately $1.1 million in the aggregate for the Series B preferred stock.

The acquisition financing consisted of a five-year term loan (the "Term Loan") with monthly amortization of equal principal payments plus interest. Interest on $3 million of original principal amount was at a fixed rate of interest of 8.96% per annum, and the remaining principal bore interest at a variable rate of 3% over the published London Interbank Offered Rate ("LIBOR"). Also under the terms of the financing, the Company was required to meet certain financial covenants including debt to net worth, minimum cash flows and no dividends or distributions were to be paid on account of the Company's common stock. On May 5, 2000, the Company refinanced substantially all of its existing debt, and as of June 30, 2001, the Company was in compliance with all debt covenants under its new financing agreement (see Note 7, Debt).

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

The purchase price of HTI Bio-Products and the operating assets of the OEM business of Atlantic Antibodies Inc. was allocated as follows (in thousands):


HTI                                                  ATAB
-----------------------------------------------      ---------------------------

Cash                                   $   249       Land               $   360
Other Assets                             1,562       Fixed Assets         1,215
Fixed Assets                             1,004       Inventory            1,575
                                                     ---------------------------
Liabilities                               (863)
In-process research & development        3,500       Cash Paid          $ 3,150
                                                     ---------------------------
Goodwill                                 4,044
-----------------------------------------------

Total fair value                       $ 9,496
-----------------------------------------------

Cash Paid                              $ 8,429

Series B Preferred Stock Issued        $ 1,067


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

On May 4, 2001, the Company signed a merger agreement to acquire AZUR Environmental (AZUR), a privately held manufacturer of proprietary rapid test systems to measure toxicity in environmental and process waters located in Carlsbad, California. In the six month period ended December 31, 2000, AZUR recorded sales of approximately $1.1 million. Under the terms of the merger agreement, the Company will issue 700,000 shares of Series C preferred stock. Each preferred share will be convertible into common shares at any time at the option of the holder, and automatically when the closing price of the Company's common stock is $6.00 or more for a period of 20 consecutive trading days, according to a conversion ratio which is to be determined at the closing of the merger and based upon the average closing price of the Company's common stock during the consecutive 20 trading day period immediately before the closing. The minimum number of common shares issuable upon conversion will be 700,000 and the maximum number will be 890,000. If the average closing price during the consecutive 20 trading day period immediately before the closing is $3.50 or greater, the number of shares issuable will be 700,000. The preferred shares also carry a cumulative, annual cash dividend of $0.30 per share and a liquidation value of $6.00 per share or $4.2 million in the aggregate. The closing of the merger is subject to the satisfaction of certain conditions, including the issuance of a permit from the California Department of Corporations to enable the Company to rely upon the exemption provided by
Section 3(a)(10) of the Securities Act of 1933, as amended. On July 30, 2001, the Company received this permit. Conditions to the closing of the merger include, among others, that at least 66 2/3% of the issued and outstanding shares of AZUR must have voted in favor of the merger and that the parties must obtain all requisite governmental consents to the merger. A special meeting of the AZUR shareholders is scheduled to be held on August 20, 2001 for the purpose of voting on the merger. The parties are in the process of obtaining the governmental consents and approvals necessary to consummate the merger. The closing of the merger is expected to occur within 2 business days after the satisfaction or waiver of all of the conditions to closing. Upon the closing of the merger, this transaction will be accounted for under the purchase method of accounting. Although the Company anticipates the closing will occur in the third quarter of 2001, there is no assurance that the merger will close when anticipated or at all.

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

Segment Information:

For the three months ended June 30,                  Test Kits       Antibody             Total

2001           Revenues                                $ 4,644        $ 2,557           $ 7,201
               Segment profit                              783             53               836
               Segment assets                           14,105         12,765            26,870
               Depreciation and amortization                97            129               226
               Capital expenditures                         17            218               235

2000           Revenues                                $ 3,006        $ 2,782           $ 5,788
               Segment profit                               30            415               445
               Segment assets                           15,056         12,715            27,771
               Depreciation and amortization                90            118               208
               Capital expenditures                         63            -                  63

For the six months ended June 30,

2001           Revenues                                $ 9,182        $ 5,093          $ 14,275
               Segment profit                            1,416            233             1,649
               Segment assets                           14,105         12,765            26,870
               Depreciation and amortization               190            253               443
               Capital expenditures                         64            258               322

2000           Revenues                                $ 6,119        $ 5,445          $ 11,564
               Segment profit                              300            636               936
               Segment assets                           15,056         12,715            27,771
               Depreciation and amortization               185            236               421
               Capital expenditures                        120            -                 120

6. INVENTORIES:

At June 30, 2001 and December 31, 2000, inventories consisted of the following (in thousands):

                                  June 30, 2001              December 31, 2000
                                  -------------              -----------------

Raw Materials                       $  3,040                    $   2,945
Work in progress                       1,367                        1,620
Finished goods                         2,549                        2,279
------------------------------------------------------------------------------
                                    $  6,956                    $   6,844
------------------------------------------------------------------------------


7. DEBT:

On May 5, 2000, the Company entered into a financing agreement with a commercial bank. This agreement provides for a $4 million term loan, of which approximately $2.2 million is outstanding at June 30, 2001, repayable over three years, and for up to a $5 million revolving line of credit, based on eligible assets as described below. Proceeds from this financing retired substantially all of the Company's previous indebtedness, incurred in connection with the acquisitions described above (see Note 4, Acquisitions).

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

Under the terms of the financing, the Company is required to meet certain financial covenants including funded debt to EBITDA and EBITDA to current maturities of debt plus interest and taxes. At June 30, 2001, the Company is in compliance with all such covenants, with additional borrowing capabilities of approximately $3.1 million available under the revolving line of credit. The financing is secured by substantially all of the Company's assets.

8. SEVERANCE ACCRUAL:

In June 2001, the Company recorded $253 thousand in expense for severance costs in connection with the announced consolidation and expansion of its Strategic BioSolutions division which is included in selling, general and administrative expense in the accompanying statement of operations. The severance costs relate to 40 employees in the Company's San Diego, California facility, the majority of which will be terminated over the next twelve months as production is transferred to the Company's Maine facility. As of June 30, 2001, no employees had been terminated and no amounts had been charged against the $253 thousand severance accrual.

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

Since its inception, the Company and its predecessors have, in addition to conducting internal research and development of new products, entered into research and development agreements with multiple corporate partners that have led to the introduction of various products to the food safety, water quality and other markets. The Company expects that internal research and development projects, primarily in the food safety area, will continue to represent a larger percentage of its research and development expenditures. The Company believes that its competitiveness has been enhanced through the combinations of talents, technology and resources resulting from the relationships and the acquisitions it concluded during the past four years. These relationships and acquisitions have enabled the Company to achieve meaningful economies of scale for the unique products it offers through the utilization of its consolidated facilities in Newark, Delaware, for the manufacture of test kits, antibodies and biochemicals, its facility located outside of San Diego, California (to be relocated to Windham, Maine, see Note 8) for the manufacture of antibodies and biochemicals and its facility located in Windham, Maine for the manufacture of custom, high-volume bulk polyclonal antibodies. These economies of scale, in turn, enable the Company to offer its customers the most appropriate test for each specific customer application.

On May 4, 2001, the Company signed a merger agreement to acquire AZUR Environmental (AZUR), a privately held manufacturer of proprietary rapid test systems to measure toxicity in environmental and process waters located in Carlsbad, California. In the six month period ended December 31, 2000, AZUR recorded sales of approximately $1.1 million. Under the terms of the merger agreement, the Company will issue 700,000 shares of Series C preferred stock. Each preferred share will be convertible into common shares at any time at the option of the holder, and automatically when the closing price of the Company's common stock is $6.00 or more for a period of 20 consecutive trading days, according to a conversion ratio which is to be determined at the closing of the merger and based upon the average closing price of the Company's common stock during the consecutive 20 trading day period immediately before the closing. The minimum number of common shares issuable upon conversion will be 700,000 and the maximum number will be 890,000. If the average closing price during the consecutive 20 trading day period immediately before the closing is $3.50 or greater, the number of shares issuable will be 700,000. The preferred shares also carry a cumulative, annual cash dividend of $0.30 per share and a liquidation value of $6.00 per share or $4.2 million in the aggregate. The closing of the merger is subject to the satisfaction of certain conditions, including the issuance of a permit from the California Department of Corporations to enable the Company to rely upon the exemption provided by
Section 3(a)(10) of the Securities Act of 1933, as amended. On July 30, 2001, the Company received this permit. Conditions to the closing of the merger include among others that at least 66 2/3% of the issued and outstanding shares of AZUR must have voted in favor of the merger and that the parties must obtain all requisite governmental consents to the merger. A special meeting of the AZUR shareholders is scheduled to be held on August 20, 2001 for the purpose of voting on the merger. The parties are in the process of obtaining the governmental consents and approvals necessary to consummate the merger. The closing of the merger is expected to occur within 2 business days after the satisfaction or waiver of all of the conditions to closing. Upon the closing of the merger, this transaction will be accounted for under the purchase method of accounting. Although the Company anticipates the closing will occur in the third quarter of 2001, there is no assurance that the merger will close when anticipated or at all.


Results of Operations

Three Months Ended June 30, 2001 vs. June 30, 2000

Net revenues for the second quarter of 2001 were $7.2 million versus $5.8 million in the second quarter of 2000 or an increase of 24%. Product related revenues increased by $1.5 million or 28%, compared to the second quarter of 2000. The increase in product related revenues was primarily attributable to increases in sales of the Company's food safety and water quality test kit products. Revenue growth in the food safety category continues to benefit from the increased demand for GMO (genetically modified organism) testing that has occurred since the recall of certain foods containing StarLink (TM) corn last fall. As the controversy surrounding StarLink and other genetically modified foods continues, the Company believes the pressure on food suppliers to verify the presence of genetically modified traits is growing. As a result an increasing number of production, distribution and food companies are evaluating their procedures to include routine GMO testing. This trend is expected to continue to drive growth in the Company's food safety products. The Company offers a comprehensive set of GMO test kits, with associated testing protocols and procedures, for a variety of crops, including soybeans, corn and sugar beets. These increases more than offset the decrease in sales of the Company's products in the antibody market segment. Antibody revenues in the second quarter of 2000 included revenues from the reduction in the backlog of orders that arose during the second half of 1999, when the Company experienced delays in manufacturing newly transferred products, there were no comparable amounts in 2001. Contract and other revenues decreased $108 thousand or 35% in the second quarter of 2001 versus the same period in 2000. This decrease reflects the Company's continued emphasis on internal research and development projects.

Manufacturing expenses increased $939 thousand or 40% in the second quarter of 2001 versus the second quarter of 2000. This increase reflects the higher level of product shipments made in the second quarter of 2001 versus the comparable period of 2000. Gross profits increased 14% to $3.9 million in the second quarter of 2001 due to the higher volume of test kit product revenues. Gross margins in the second quarter of 2001 decreased to 55% from 60% in the second quarter of 2000 due to volume discounts given in the second quarter of 2001 on the higher volume of test kit product related sales.

Research and development costs were approximately the same in the second quarter of 2001 and the second quarter of 2000.

Selling, general and administrative expenses increased $232 thousand or 10% in the second quarter of 2001 versus the second quarter of 2000. This increase is due to the inclusion of a $253 thousand one-time charge, related to severance in connection with the recently announced consolidation and expansion of the Company's Strategic BioSolutions division, which is expected to result in anticipated savings of $750 thousand to $1 million annually.

Interest expense decreased $72 thousand or 83% in second quarter of 2001 versus the second quarter of 2000. This decrease is due to a lower level of outstanding indebtedness and increased interest bearing cash balances.

Income before income taxes increased to $836 thousand from $445 thousand or 88% in the second quarter of 2001 versus the second quarter of 2000. Pre-tax income in the second quarter of 2001 included $76 thousand in other income attributable to a gain on sale of assets the Company recorded in connection with the Company's sale of land in California, and a $253 thousand charge for future severance payments related to the business consolidation and expansion of it's Strategic BioSolutions division.

Excluding the $76 thousand gain on sale of assets and $253 thousand one-time charge recorded in the second quarter of 2001, income before taxes grew 128% to $1.0 million from the $445 thousand earned in the year earlier period. Segment profit for the test kit segment increased $753 thousand to $783 thousand due primarily to the increase in sales of the segments' food safety and water quality products. Segment profit for the antibody segment exclusive of the one-time charge, decreased by $109 thousand to $306 thousand or 26% due primarily to a decrease in antibody segment sales and slightly higher manufacturing expenses.

Net income increased $250 thousand or 94% in the second quarter of 2001 versus the second quarter of 2000, for reasons all as described above. Exclusive of the gain on sales of assets after related taxes and charge for business consolidation and expansion, the Company recorded a $358 thousand or 135% increase in net income for the second quarter of 2001 when compared to the second quarter net income recorded in 2000.

Six Months Ended June 30, 2001 vs. June 30, 2000

Net revenues for the first six months of 2001 were $14.3 million versus $11.6 million in the first six months of 2000 or an increase of 23%. Product related revenues increased by $3.1 million or 28% compared to the first six months of 2000. The increase in product related revenues was primarily attributable to increases in sales of the Company's food safety products. These increases more than offset the decreases in water quality and antibody sales. Contract and other revenues decreased $369 thousand or 49% in the first six months of 2001 versus the same period in 2000. This decrease reflects the Company's continued emphasis on internal research and development projects.

Manufacturing expenses increased $1.8 million or 37% in the first six months of 2001 versus the first six months of 2000. This increase reflects the higher level of test kit product shipments made in the first six months of 2001 versus the comparable period of 2000. Gross profits increased 14% to $7.7 million in the first six months of 2001 due to the higher volume of test kit product revenues. Gross margins in the first six months of 2001 decreased to 54% from 58% in the first six months of 2000 due to volume discounts given in 2001 on the higher volume of test kit product related sales.

Research and development costs decreased $11 thousand in the first six months of 2001 when compared to the first six months of 2000.

Selling, general and administrative expenses increased $206 thousand or 5% in the first six months of 2001 versus the first six months of 2000. This increase is due to the inclusion of a $253 thousand one-time charge, related to severance in connection with the recently announced consolidation and expansion of the Company's Strategic BioSolutions division in the second quarter of 2001, which is expected to result in anticipated savings of $750 thousand to $1 million annually.

Interest expense decreased $166 thousand or 78% in the first six months of 2001 versus the first six months of 2000. This decrease is due to a lower level of outstanding indebtedness and increased interest bearing cash balances.

Income before income taxes increased to $1.6 million from $936 thousand or 76% in the first six months of 2001 versus the first six months of 2000. Pre-tax income in the first six months of 2001 included $76 thousand in other income attributable to a gain on sale of assets the Company recorded in connection with the sale of land in California, and a $253 thousand charge for future severance payments in relation to the business consolidation and expansion of it's Strategic BioSolutions division. Net income in the first six months of 2000 included $283 thousand in other income attributable to the sale of the Company's Macra Lp(a) product line. Excluding the $76 thousand gain on sale of assets and $253 thousand one-time charge related recorded in the first six months of 2001, and the $283 thousand gain on sale of assets in the first six months of 2000, income before taxes grew 180% to $1.8 million from the $653 thousand recorded in the year earlier period. Segment profit for the test kit segment increased $1.1 million to $1.4 million or 372% due primarily to the increase in sales of the segments' food safety and water quality products. Segment profit excluding the one-time charge for the antibody segment decreased by $150 thousand to $486 thousand or 24% due primarily to a decrease in antibody segment sales and a slightly higher manufacturing expenses.

Net income increased $425 thousand or 75% in the first six months of 2001 versus the first six months of 2000, for reasons all as described above. Exclusive of the gain on sales of assets and the charge for business consolidation all after applicable taxes, all as described above, the Company recorded a $701 thousand or 176% increase in net income for the first six months of 2001 when compared to the comparable period net income recorded in 2000.

Liquidity and Capital Resources

The Company's working capital, which consists principally of cash, accounts receivable and inventory, increased $963 thousand in the first six months of 2001 to $11.4 million at June 30, 2001 from $10.4 million at December 31, 2000. This increase was primarily attributable to cash provided by the operating activities of the Company. Outstanding debt decreased $1 million from $3.2 million at December 31, 2000 to $2.2 million on June 30, 2001.

For the six months ended June 30, 2001, the Company's operating activities provided more than $1.5 million in cash, a significant increase from the $755 thousand used in the first six months of 2000. This cash, along with available cash balances allowed the Company to satisfy all of its operating cash requirements and reduce total debt outstanding by approximately $1 million in the first six months of 2001. At June 30, 2001, the Company had $892 thousand in long-term debt and stockholders' equity in excess of $22.4 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has exposure to changing interest rates, and is currently not engaged in hedging activities. Interest on approximately $2.2 million of outstanding indebtedness is at a variable rate of between 1.75% to 3% over the published London Interbank Offered Rate.

The Company conducts operations in Great Britain. The consolidated financial statements of the Company are denominated in U.S. Dollars and changes in exchange rates between foreign countries and the U.S. dollar will affect the translation of financial results of foreign subsidiaries into U.S. dollars for purposes of recording the Company's consolidated financial results. Historically, the effects of translation have not been material to the consolidated financial results, however this may change in the future as the Company increases its foreign operations upon consummation of the AZUR merger.

                           PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on April 24, 2001. At the meeting, the following Class I Directors were elected:

Directors                      Shares Voted For           Shares Withheld
---------                      ----------------           ---------------

Richard C. Birkmeyer              6,865,522                    532,600

Morton Collins                   15,155,207                    563,017

Kathleen E. Lamb                 15,155,207                    563,017

Grover C. Wrenn                  15,155,207                    563,017


Richard J. Defieux, Robert E. Finnigan and Stephen O. Jaeger constitute the Class II directors whose terms continued after the annual meeting.

At the meeting, an amendment to increase the number of shares authorized for issuance under the Company's 2000 Stock Incentive Plan was approved:

Proposal                Shares Voted For        Shares Withheld        Abstain
--------                ----------------        ---------------        -------

Amendment to Stock        14,501,422                1,088,915           127,887
Incentive Plan


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            None

        (b) Reports on Form 8-K

            On April 4, 2001, the Company filed a report on Form 8-K pursuant to
            Item 9 announcing test evaluation by the U.S.D.A. as well as preliminary results for the first quarter of 2001.

            On June 26, 2001, the Company filed a report on Form 8-K pursuant to
            Item 9 announcing expansion plans and the signing of a sales and marketing agreement with AZUR Environmental.

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



                           STRATEGIC DIAGNOSTICS INC.
                           --------------------------
                                  (Registrant)


Signature                                    Title                                   Date
---------                                    -----                                   ----
/s/ RICHARD C. BIRKMEYER      President and Chief Executive Officer             August 14, 2001
------------------------
    Richard C. Birkmeyer      (Principal Executive Officer)

/s/ ARTHUR A. KOCH, JR.       Vice President and Chief Operating Officer        August 14, 2001
-----------------------
    Arthur A. Koch, Jr.       (Principal Financial Officer)