Form 10-Q
period 2001-09-30
STRATEGIC DIAGNOSTICS INC/DE/
filed 2001-11-13
CIK 911649

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 2001

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Transition Period From_____________ to___________



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

         As of September 30, 2001 there were 16,915,472 outstanding shares of the Registrant's common stock, par value $.01 per share.

                           STRATEGIC DIAGNOSTICS INC.

                                      INDEX

Item                                                                            Page
----                                                                            ----
PART I

   ITEM 1.  Financial Statements (Unaudited)

      Consolidated Balance Sheets - September 30, 2001 and December 31, 2000      2

      Consolidated Statements of Operations - Three months and nine months
            ended September 30, 2001 and 2000                                     3

      Consolidated Statement of Stockholders' Equity and
            Comprehensive Income for the nine months ended
            September 30, 2001                                                    4

      Consolidated Statements of Cash Flows - Nine months ended
            September 30, 2001 and 2000                                           5

      Notes to Consolidated Interim Financial Statements                          6

   ITEM 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                            12

   ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk           17

PART II                                                                          18

   ITEM 4.  Submission of Matters to a Vote of Security Holders                  18

   ITEM 6.  Exhibits and Reports on Form 8-K                                     18

SIGNATURES                                                                       19

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                                        September 30,      December 31,
-------------------------------------------------------------------------------------------------------
                                                                           2001                2000
-------------------------------------------------------------------------------------------------------
ASSETS
-------------------------------------------------------------------------------------------------------
Current Assets :
     Cash and cash equivalents                                             $  2,459          $  1,288
     Receivables, net                                                         5,537             4,298
     Inventories                                                              7,558             6,844
     Deferred tax asset                                                       1,070             1,070
     Other current assets                                                       563               216
-------------------------------------------------------------------------------------------------------
        Total current assets                                                 17,187            13,716
-------------------------------------------------------------------------------------------------------

Property and equipment, net                                                   3,442             2,919
Other assets                                                                    272               438
Deferred tax asset                                                            5,517             5,416
Intangible assets, net                                                        4,576             4,019
-------------------------------------------------------------------------------------------------------
        Total assets                                                       $ 30,994          $ 26,508
=======================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------
Current Liabilities :
     Accounts payable                                                      $  1,568          $    655
     Accrued expenses                                                           861             1,129
     Deferred revenue                                                            62               162
     Current portion of long term debt                                        1,333             1,339
-------------------------------------------------------------------------------------------------------
        Total current liabilities                                             3,824             3,285
-------------------------------------------------------------------------------------------------------
Long-term debt                                                                  559             1,889
-------------------------------------------------------------------------------------------------------
Stockholders' Equity
     Preferred stock, $.01 par value, 17,500,000 shares authorized,
        no shares issued or outstanding                                        --                --
     Series A preferred stock, $.01 par value, 2,164,362 shares
        authorized, no shares issued or outstanding                            --                --
     Series B preferred stock,  $.01 par value, 556,286 shares
        authorized, no shares issued or outstanding                            --                --
     Series C preferred stock,  $.01 par value, 700,000 shares
        authorized, issued and outstanding                                        7              --
     Common stock, $.01 par value, 35,000,000 shares authorized,
        16,915,472 and 16,699,052 issued and outstanding
        at September 30, 2001 and December 31, 2000, respectively               169               167
     Additional paid-in capital                                              30,193            26,814
     Accumulated deficit                                                     (3,733)           (5,622)
     Cumulative translation adjustments                                         (25)              (25)
-------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                           26,611            21,334
-------------------------------------------------------------------------------------------------------
        Total liabilities and stockholders' equity                         $ 30,994          $ 26,508
=======================================================================================================

            The accompanying notes are an integral part of these statements.

       STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS
     (in thousands, except share and per share data)
                       (unaudited)

                                                              Three Months                              Nine Months
                                                           Ended September 30,                       Ended September 30,
---------------------------------------------------------------------------------          -----------------------------
                                                        2001            2000                  2001            2000
=================================================================================          =============================
NET REVENUES:
----------------------------------------------------------------     ------------          ------------     ------------
     Product related                                $      8,270     $      5,462          $     22,160     $     16,272
     Contract and other                                      205              239                   590              993
----------------------------------------------------------------     ------------          ------------     ------------
        Total net revenues                                 8,475            5,701                22,750           17,265
----------------------------------------------------------------     ------------          ------------     ------------
OPERATING EXPENSES:
     Manufacturing                                         3,671            2,408                10,252            7,227
     Research and development                                718              700                 2,142            2,135
     Selling, general and administrative                   2,667            2,312                 7,317            6,755
----------------------------------------------------------------     ------------          ------------     ------------
        Total operating expenses                           7,056            5,420                19,711           16,117
----------------------------------------------------------------     ------------          ------------     ------------

        Operating income                                   1,419              281                 3,039            1,148

Interest expense, net                                         (4)            (120)                  (52)            (333)

Gain on sale of assets                                      --               --                      76              283
----------------------------------------------------------------     ------------          ------------     ------------
Income before taxes                                        1,415              161                 3,063            1,098

----------------------------------------------------------------     ------------          ------------     ------------
        Income tax expense                                   519               72                 1,174              439

----------------------------------------------------------------     ------------          ------------     ------------

Net income                                                   896               89                 1,889              659
----------------------------------------------------------------     ------------          ------------     ------------
Basic net income per share                          $       0.05     $       0.01          $       0.11     $       0.04
================================================================     ============          ============     ============
Shares used in computing basic net income
     net income per share                             16,856,000       16,583,000            16,807,000       16,534,000
================================================================     ============          ============     ============
Diluted net income per share                        $       0.05     $       0.01          $       0.11     $       0.04
================================================================     ============          ============     ============
Shares used in computing diluted net income
     net income per share                             17,473,000       17,362,000            17,353,000       17,494,000
================================================================     ============          ============     ============

The accompanying notes are an integral part of these statements.

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                 (in thousands)
                                   (unaudited)

                                          Series C                 Additional                   Cumulative
                                         Preferred       Common     Paid-In     Accumulated     Translation
                                           Stock         Stock      Capital       Deficit       Adjustments      Total
-----------------------------------------------------------------------------------------------------------------------
Balance,
December 31, 2000                         $  --            167       26,814       (5,622)          (25)         $21,334
-----------------------------------------------------------------------------------------------------------------------
Exercises of stock options, warrants
     and other                               --              2          397         --             --               399
Shares issued in connection with
     purchase of Azur Environmental             7         --          2,982         --             --             2,989
Net and comprehensive income                 --           --           --          1,889           --             1,889
-----------------------------------------------------------------------------------------------------------------------
Balance,
September 30, 2001                        $     7          169       30,193       (3,733)          (25)         $26,611
=======================================================================================================================

        The accompanying notes are an integral part of these statements.

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                  Nine Months
                                                                               Ended September 30,
----------------------------------------------------------------------------------------------------
                                                                              2001             2000
====================================================================================================
Cash Flows from Operating Activities :
Net income                                                                  $ 1,889          $   659
     Adjustments to reconcile net income to net
     cash provided by operating activities :
        Depreciation and amortization                                           669              613
        Deferred income tax provision                                           999              439
        Gain on sale of assets                                                  (76)            (283)
(Increase) decrease in :
     Receivables                                                             (1,214)           1,530
     Inventories                                                               (273)          (1,832)
     Other current assets                                                      (298)            (247)
     Other assets                                                              (281)              80
Increase (decrease) in :
     Accounts payable                                                           731             (310)
     Accrued expenses and taxes payable                                         474             (193)
     Deferred revenue                                                          (100)            --
----------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                     2,520              456

Cash Flows from Investing Activities :
     Purchase of property and equipment                                        (954)            (216)
     Proceeds from sale of land                                                 330             --
     Proceeds from sale of intangible assets                                   --                663
     Net cash acquired in acquisition of Azur Environmental                     212             --
----------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                            (412)             447

Cash Flows from Financing Activities :
     Proceeds from exercise of incentive stock options                          399              225
     Debt issuance costs                                                       --                (41)
     Repayments on financing obligations                                     (1,336)          (2,349)
----------------------------------------------------------------------------------------------------
Net cash used in financing activities                                          (937)          (2,165)

Net increase (decrease) in Cash and Cash Equivalents                          1,171           (1,262)

Cash and Cash Equivalents, Beginning of Period                                1,288            2,491
----------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period                                    $ 2,459          $ 1,229
====================================================================================================
Supplemental Cash Flow Disclosure :

     Cash paid for taxes                                                        176              113

     Cash paid for interest                                                     126              409
====================================================================================================
Non-cash investing and financing activity:

     Common stock issued for the purchase of Envirol products                  --                 43

     Preferred stock issued for the purchase of Azur Environmental            2,989
====================================================================================================

    The accompanying notes are an integral part of these statements

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                   (unaudited)

1.  BACKGROUND:

Business
--------

Strategic Diagnostics Inc. and its subsidiaries (the "Company") develops, manufactures and markets immunoassay-based test kits for rapid and inexpensive detection of a wide variety of substances in the food safety and water quality markets through its test kit segment. Through its Strategic BioSolutions segment, the Company also provides antibody and immunoreagent research, development and production services.

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

Basis of Presentation and Interim Financial Statements
------------------------------------------------------

       The accompanying balance sheets at September 30, 2001 and December 31, 2000, and the statements of operations for the three months and nine months ended September 30, 2000 and 2001, and cash flows for the nine months ended September 30, 2000 and 2001 include the consolidated financial statements of the Company. All intercompany balances and transactions have been eliminated in consolidation.

       The accompanying unaudited consolidated interim financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding financial reporting. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. In the opinion of management, the accompanying financial statements include all adjustments (all of which are of a normal recurring nature) necessary for a fair presentation. The results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results expected for the full year.

Revenue Recognition
-------------------

Product related sales are composed of the sale of immunoassay-based test kits and the sale of certain antibodies and immunochemical reagents. For the nine months ended September 30, 2001 and 2000 these sales represented 91% and 83% of total Company revenues, respectively. The sale of immunoassay-based test kits and certain antibodies and immunochemical reagents are recognized upon the shipment of the product and transfer of title or when related services are provided.

Sales of certain antibodies and immunochemical reagents are recognized under the percentage of completion method and are recorded based on the percentage of costs or time incurred through the reporting date versus the estimate for the complete contract or project. For the nine months ended September 30, 2001 and 2000 these sales represented 6% and 11% of total Company revenues, respectively.

Contract revenues are recognized upon the completion of contractual milestones. For the nine months ended September 30, 2001 and 2000 these sales represented 3% and 6% of total Company revenues, respectively.

New Accounting Pronouncements
-----------------------------

The Company adopted the provisions of FASB Statement No. 141, Business Combinations, which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement No. 142, Goodwill and Other Intangible Assets, which is effective January 1, 2002, will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142. Statement 141 will require, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

The Company anticipates the adoption of Statement 142 will result in a reduction of goodwill amortization of approximately $123 thousand per year.

FASB Statement No. 143, Accounting for Asset Retirement Obligations (Statement No. 143) which was released in August 2001, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. Statement No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and or normal use of the assets. The enterprise is also required to record a corresponding increase to to the carrying amount of the related long-lived asset (i.e., the associated asset retirement cost) and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. Because of the extensive use of estimates, most enterprises will record a gain or loss when they settle the obligation. The Company is required to adopt Statement No. 143 for its fiscal year beginning January 1, 2003 and is not expected to have an impact on the financial position or results of operations of the Company.

On October 3, 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement No. 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement.

Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Statement No. 144 is effective for the Company for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years and is not expected to have an impact on the financial position or results of operations of the Company.

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

                                                     Three Months Ended             Nine Months Ended
                                                        September 30,                  September 30,
                                                    2001            2000           2001             2000
                                                 ----------      ----------      ----------      ----------
Average common shares outstanding                16,856,103      16,583,182      16,807,262      16,534,023

Shares used in computing basic net income
per share                                        16,856,103      16,583,182      16,807,262      16,534,023
                                                 ==========      ==========      ==========      ==========

Series C preferred stock(1)                          15,385            --             5,147            --

Stock options                                       552,814         726,722         496,914         896,263

Warrants                                             48,570          51,625          43,583          63,493
                                                 ----------      ----------      ----------      ----------

Shares used in computing diluted net income
per share                                        17,472,872      17,361,529      17,352,906      17,493,779
                                                 ==========      ==========      ==========      ==========

(1) See Note 3.

On April 24, 2001 at the Company's annual stockholders' meeting, an amendment to the Company's 2000 Stock Incentive Plan was approved increasing the number of authorized shares to 3.2 million from the previously authorized amount of 2.5 million.

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

On September 28, 2001 the Company acquired Azur Environmental (Azur), a privately held manufacturer of proprietary rapid test systems, including the Microtox Toxicity Test System, which measures toxicity in drinking and process water, formerly located in Carlsbad, California. With more than 500 peer-reviewed scientific articles and more than 1,700 instruments sold worldwide, the Microtox Toxicity Test System has been approved in regulations or standards in Canada, eight (8) European countries, and has been submitted to the U.S. EPA for approval. In the twelve month period ended June 30, 2001, Azur recorded sales of approximately $3.0 million. Under the terms of the merger agreement, the Company issued 700,000 shares of Series C preferred stock, with a fair market value of approximately $3.0 million as determined by an independent valuation firm. Each preferred share was convertible into common shares at any time at the option of the holder, and automatically when the closing price of the Company's common stock was $6.00 or more for a period of 20 consecutive trading days. The closing price of the Company's common stock was $6.00 or more for each of the twenty trading days from October 8, 2001 through and including November 2, 2001. As a result, on November 2, 2001 the 700,000 Series C preferred shares were automatically converted to 700,000 shares of the Company's common stock. The Series C preferred shares also had a liquidation value of $6.00 per share and carried a cumulative cash dividend of $.30 per share through the date of automatic conversion.

The Series C preferred stock was valued by an independent third party, Fleet M&A Advisors. In valuing the Series C preferred stock, Fleet M&A Advisors assumed that as convertible securities, they represented both a nonconvertible fixed income security and a call option on the common stock of the Company. Accordingly, the Series C preferred stock was valued as straight preferred stock with an embedded option on the stock of the Company. Fleet M&A Advisors performed an analysis of comparable publicly traded securities to determine the straight preferred stock value taking into account the fixed charge and liquidation coverage ratios for the Company and for companies issuing comparable publicly traded straight preferred stock. The embedded option was valued using the Black-Scholes options pricing model. The combined values resulted in a valuation of $4.27 per share, or approximately $3.0 million in the aggregate for the Series C preferred stock.

The purchase price of Azur Environmental was allocated as follows :

           Azur Environmental
           --------------------------------------------------

           Cash                                        $ 212
           Other Assets                                  973
           Fixed Assets                                  300
           Liabilities                                  (345)
           Deferred Tax Asset                          1,100
           Goodwill                                      749
           --------------------------------------------------

           Total fair value                          $ 2,989
           --------------------------------------------------

           Series C Preferred Stock Issued           $ 2,989


4.  SEGMENT INFORMATION:

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

Segment Information:

For the three months ended September 30,              Test Kits       Antibody           Total
2001     Revenues                                      $ 5,727         $2,748           $ 8,475
         Segment profit                                  1,282            133             1,415
         Segment assets                                 19,187         11,807            30,994
         Depreciation and amortization                      94            132               226
         Capital expenditures                              150            482               632

2000     Revenues                                      $ 3,016         $2,685           $ 5,701
         Segment profit                                    (85)           246               161
         Segment assets                                 16,496         11,268            27,764
         Depreciation and amortization                      71            121               192
         Capital expenditures                               96             --                96

For the nine months ended September 30,

2001     Revenues                                     $ 14,908         $7,842          $ 22,750
         Segment profit                                  2,697            366             3,063
         Segment assets                                 19,187         11,807            30,994
         Depreciation and amortization                     284            385               669
         Capital expenditures                              214            740               954

2000     Revenues                                      $ 9,135         $8,130          $ 17,265
         Segment profit                                    215            883             1,098
         Segment assets                                 16,496         11,268            27,764
         Depreciation and amortization                     249            364               613
         Capital expenditures                              216             --               216

5.  INVENTORIES:

At September 30, 2001 and December 31, 2000, inventories consisted of the following (in thousands):

                             September 30, 2001         December 31, 2000
                             ------------------         -----------------

Raw Materials                   $  3,005                   $   2,945
Work in progress                   1,665                       1,620
Finished goods                     2,888                       2,279
--------------------------------------------------------------------
                                $  7,558                   $   6,844
--------------------------------------------------------------------

6.  DEBT:

On May 5, 2000, the Company entered into a financing agreement with a commercial bank. This agreement provides for a $4 million term loan, of which approximately $1.9 million is outstanding at September 30, 2001, repayable over three years, and for up to a $5 million revolving line of credit, based on eligible assets as described below. Proceeds from this financing retired substantially all of the Company's previous indebtedness.

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

Under the terms of the financing, the Company is required to meet certain financial covenants including funded debt to EBITDA and EBITDA to current maturities of debt plus interest and taxes. At September 30, 2001, the Company is in compliance with all such covenants, with additional borrowing capabilities of approximately $3.9 million available under the revolving line of credit. The financing is secured by substantially all of the Company's assets.

7.  SEVERANCE ACCRUAL:

In June 2001, the Company recorded $253 thousand in expense for severance costs in connection with the announced consolidation and expansion of its Strategic BioSolutions segment, which is included in selling, general and administrative expense in the accompanying statement of operations for the nine months ended September 30, 2001. The severance costs relate to 40 employees in the Company's San Diego, California facility, the majority of which will be terminated over the next twelve months as production is transferred to the Company's Maine facility. As of September 30, 2001, no employees had been terminated and no amounts had been charged against the $253 thousand severance accrual.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information included in this report of Form 10-Q contains forward-looking statements reflecting the current expectations of Strategic Diagnostics Inc. and its subsiduaries (the "Company"). When used in this press release, the words "anticipate", "enable", "estimate", "intend", "expect", "believe", "potential", "will", "should", "project" and similar expressions as they relate to the Company are intended to identify said forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, which may cause actual results to differ from those anticipated at this time. Such risks and uncertainties include, without limitation, changes in demand for products, delays in product development, delays in market acceptance of new products, retention of customers and employees, adequate supply of raw materials, inability to obtain required government approvals, the ability to meet increased market demand, competition, protection of intellectual property, non-infringement of intellectual property, seasonality, and other factors more fully described in the Company's public filings with the U.S. Securities and Exchange Commission.

Background

The Company is the entity resulting from the combination of EnSys Environmental Products, Inc. ("EnSys"), Ohmicron Corporation ("Ohmicron"), TSD BioServices ("TSD") and Strategic Diagnostics Inc. ("SDI") and the acquisitions of HTI Bio-Products Inc. ("HTI"), Atlantic Antibodies Inc. ("ATAB") and Azur Environmental ("Azur").

The Company develops, manufactures and markets immunoassay-based test kits for rapid and inexpensive detection of a wide variety of substances in the food safety and water quality markets. Through its Strategic BioSolutions division, the Company also provides antibody and immunoreagent research, development and production services.

Since its inception, the Company and its predecessors have, in addition to conducting internal research and development of new products, entered into research and development agreements with multiple corporate partners that have led to the introduction of various products to the food safety, water quality and other markets. The Company expects that internal research and development projects, primarily in the food safety area, will continue to represent a larger percentage of its research and development expenditures. The Company believes that its competitiveness has been enhanced through the combinations of talents, technology and resources resulting from the relationships and the acquisitions it concluded during the past four years. These relationships and acquisitions have enabled the Company to achieve meaningful economies of scale for the unique products it offers through the utilization of its consolidated facilities in Newark, Delaware, for the manufacture of test kits, antibodies and biochemicals, its facility located in Oceanside, California for the manufacture of instruments, its facility located outside of San Diego, California (currently being relocated to Windham, Maine, see Note 7) for the manufacture of antibodies and biochemicals and its facility located in Windham, Maine for the manufacture of custom, high-volume bulk polyclonal antibodies. These economies of scale, in turn, enable the Company to offer its customers the most appropriate test for each specific customer application.

On September 28, 2001 the Company acquired Azur Environmental (Azur), a privately held manufacturer of proprietary rapid test systems, including the Microtox Toxicity Test System, which measures toxicity in drinking and process water, formerly located in Carlsbad, California. With more than 500 peer-reviewed scientific articles and more than 1,700 instruments sold worldwide, the Microtox Toxicity Test System has been approved in regulations or standards in Canada, eight (8) European countries, and has been submitted to the U.S. EPA for approval. In the twelve month period ended June 30, 2001, Azur recorded sales of approximately $3.0 million. Under the terms of the merger agreement, the Company issued 700,000 shares of Series C preferred stock, with a fair market value of approximately $3.0 million as determined by an independent valuation firm. On November 2, 2001 the 700,000 Series C preferred shares were automatically converted to 700,000 shares of the Company's common stock in accordance with their terms (see Note 3).

Results of Operations

Three Months Ended September 30, 2001 vs. September 30, 2000

Net revenues for the third quarter of 2001 were $8.5 million versus $5.7 million in the third quarter of 2000 or an increase of 49%. Product related revenues increased by $2.8 million or 51%, compared to the third quarter of 2000. Revenues increased in both business segments during the quarter. Revenues in the food safety category of the test kit segment increased 116% to approximately $3.3 million, as demand for GMO (genetically modified organism) tests continues to build. Revenues in the Company's water quality category of the test kit segment grew by 80%, to approximately $2.2 million, on strong sales of the Company's recently acquired Microtox test system which was being sold by the Company under the terms of a sales and marketing agreement, prior to the acquisition of Azur by the Company on September 28, 2001. Revenues from the sale of antibody products grew by 3%, to approximately $2.8 million. Contract and other revenues decreased $34 thousand or 14% in the third quarter of 2001 versus the same period in 2000. This decrease reflects the Company's continued emphasis on internal research and development projects.

In the water quality market category, the Company's Microtox test system is increasingly being used to monitor drinking water supplies in various countries and major U.S. cities where accidental or deliberate contamination is a concern. The test can be completed in as little as fifteen minutes, allowing for a quick response to changes in water quality. The US Army Corps of Engineers and the Washington Aqueduct system are currently using Microtox systems to monitor the drinking water that is supplied to the Pentagon to protect personnel from the terrorist threat of contamination.

In the food safety category, the Company is now offering its customers a full complement of testing tools needed to detect all of the major genetic traits in commercial production. This testing capability gives farmers, grain handlers and food processors a fast and inexpensive tool for consigning grain to meet the expectations of their customers and to ensure appropriate distribution.

The Company has made significant progress with its previously announced plans to consolidate the production operations of its antibody business. The first of two 36 thousand square foot facilities was opened in Windham, Maine on October 15, 2001 and the Company has begun to initiate new customer projects at this facility.

Also during the third quarter the Company took significant steps to streamline manufacturing in preparation for full-scale production of test kits under its previously announced Bayer medical device program.

Manufacturing expenses increased $1.3 million or 52% in the third quarter of 2001 versus the third quarter of 2000. This increase reflects the higher level of product shipments made in the third quarter of 2001 versus the comparable period of 2000. Gross profits increased 46% to $4.8 million in the third quarter of 2001 due to the higher volume of test kit product revenues. Gross margins in the third quarter of 2001 decreased slightly to 57% from 58% in the third quarter of 2000 due to somewhat lower average selling prices at significantly higher volumes in the third quarter of 2001.

Research and development costs were approximately the same in the third quarter of 2001 and the third quarter of 2000.

Selling, general and administrative expenses increased $355 thousand or 15% in the third quarter of 2001 versus the third quarter of 2000. This increase is due to the inclusion of approximately $150 thousand of charges related to the previously announced consolidation and expansion of the Company's Strategic BioSolutions division, which is expected to result in anticipated savings of $750 thousand to $1 million annually, as well as higher overall levels of business activity experienced during the quarter.

Interest expense decreased $116 thousand or 97% in the third quarter of 2001 versus the third quarter of 2000. This decrease is due to a lower level of outstanding indebtedness and increased interest bearing cash balances.

Income before income taxes increased to $1.4 million from $161 thousand or 779% in the third quarter of 2001 versus the third quarter of 2000, due principally to the increased levels of sales as described above. Segment profit for the test kit segment increased by $1.4 million from a loss of $85 thousand to approximately $1.3 million, due primarily to the increase in sales of the segments' food safety and water quality products. Segment profit for the antibody segment exclusive of approximately $150 thousand in consolidation charges, increased by $37 thousand to $283 thousand, due primarily to an increase in antibody segment sales and lower interest costs.

Net income increased $807 thousand or 907% in the third quarter of 2001 versus the third quarter of 2000, for reasons all as described above.

Nine Months Ended September 30, 2001 vs. September 30, 2000

Net revenues for the first nine months of 2001 were $22.8 million versus $17.3 million in the first nine months of 2000 or an increase of 32%. Product related revenues increased by $5.9 million or 36% compared to the first nine months of 2000. The increase in product related revenues was primarily attributable to increases in sales of the Company's food safety and water quality products (the test kit segment), with sales in the food safety category increasing 133% to $9.7 million and sales in the water quality category increasing 17% to $4.6 million. These increases more than offset a 3% decrease in antibody product sales. Contract and other revenues decreased $403 thousand or 41% in the first nine months of 2001 versus the same period in 2000. This decrease reflects the Company's continued emphasis on internal research and development projects.

Manufacturing expenses increased $3.0 million or 42% in the first nine months of 2001 versus the first nine months of 2000. This increase reflects the higher level of test kit product shipments made in the first nine months of 2001 versus the comparable period of 2000. Gross profits increased 25% to $12.5 million in the first nine months of 2001 due to the higher volume of test kit product revenues. Gross margins in the first nine months of 2001 decreased to 55% from 58% in the first nine months of 2000 due to somewhat lower average selling prices at significantly higher volume during the first nine months of 2001.

Research and development costs increased $7 thousand in the first nine months of 2001 when compared to the first nine months of 2000.

Selling, general and administrative expenses increased $562 thousand or 8% in the first nine months of 2001 versus the first nine months of 2000. This increase is due to the inclusion of approximately $400 thousand of charges related to the recently announced consolidation and expansion of the Company's Strategic BioSolutions division, which is expected to result in anticipated savings of $750 thousand to $1 million annually commencing in the second quarter of 2002.

Interest expense decreased $281 thousand or 84% in the first nine months of 2001 versus the first nine months of 2000. This decrease is due to a lower level of outstanding indebtedness and increased interest bearing cash balances.

Income before income taxes increased to $3.1 million from $1.1 million or 179% in the first nine months of 2001 versus the first nine months of 2000. Pre-tax income in the first nine months of 2001 included $76 thousand in other income attributable to a gain on sale of assets the Company recorded in connection with the sale of land in California, and approximately $400 thousand in charges for the business consolidation and expansion of it's Strategic BioSolutions segment. Net income in the first nine months of 2000 included $283 thousand in other income attributable to the sale of the Company's Macra Lp(a) product line. Excluding the $76 thousand gain on sale of assets and $400 thousand in consolidation charges recorded in the first nine months of 2001, and the $283 thousand gain on sale of assets in the first nine months of 2000, income before taxes grew 316% to $3.4 million from the $815 thousand recorded in the year earlier period. Segment profit for the test kit segment increased $2.5 million to $2.7 million, due primarily to the increase in sales of the segments' food safety and water quality products. Segment profit excluding one-time charges for the antibody segment decreased by $117 thousand to $766 thousand, due primarily to a decrease in antibody segment sales and slightly higher manufacturing expenses.

Net income increased $1.2 million to $1.9 million or 187% in the first nine months of 2001 versus the first nine months of 2000, for reasons all as described above.

Liquidity and Capital Resources

The Company's working capital, which consists principally of cash, accounts receivable and inventory, increased approximately $2.9 million in the first nine months of 2001 to $13.3 million at September 30, 2001 from $10.4 million at December 31, 2000. This increase was primarily attributable to cash provided by the operating activities of the Company and the acquisition of Azur. Outstanding debt decreased $1.3 million from $3.2 million at December 31, 2000 to $1.9 million on September 30, 2001.

For the nine months ended September 30, 2001, the Company's operating activities provided more than $2.5 million in cash, a significant increase from the $456 thousand provided in the first nine months of 2000. This cash, along with available cash balances allowed the Company to satisfy all of its operating cash requirements and reduce total debt outstanding by approximately $1.3 million in the first nine months of 2001. At September 30, 2001, the Company had $559 thousand in long-term debt, stockholders' equity in excess of $26.6 million and unused borrowing capacity under a revolving line of credit of approximately $3.9 million.

The Company believes it has, or has access to sufficient resources to meet its operating requirements for the forseeable future. The Company's ability to meet its long-term capital requirements will depend on a number of factors, including the success of its current and future products, the focus and direction of its research and development program, competitive and technological advances, future relationships with corporate partners, government regulation, the Company's marketing and distribution strategy and the success of the Company's plan to make future acquisitions. Accordingly, no assurance can be given that the Company will be able to meet the future liquidity requirements that may arise from these inherent and similar uncertainties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has exposure to changing interest rates, and is currently not engaged in hedging activities. Interest on approximately $1.9 million of outstanding indebtedness is at a variable rate of between 1.75% to 3% over the published London Interbank Offered Rate.

The Company conducts operations in Great Britain. The consolidated financial statements of the Company are denominated in U.S. Dollars and changes in exchange rates between foreign countries and the U.S. dollar will affect the translation of financial results of foreign subsidiaries into U.S. dollars for purposes of recording the Company's consolidated financial results. Historically, the effects of translation have not been material to the consolidated financial results, however this may change in the future as the Company increases its foreign operations as a result of the consummation of the Azur transaction.

                           PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

             None

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             2.1 Agreement and Plan of Merger among Strategic Diagnostics Inc., Azur Acquisition Corp. and AZUR Environmental dated as of May 4, 2001.

             3.1 Fourth Amended and restated Certificate of Incorporation of Strategic Diagnostics Inc., as amended.

             4.1 Strategic Diagnostics Inc. Certificate of the Powers, Designations, Preferences and Rights of the Series C Convertible Preferred Stock filed with the Secretary of State of Delaware on September 27, 2001.

        (b)  Reports on Form 8-K

             On July 26, 2001, the Company filed a report of Form 8-K pursuant to Item 7 and Item 9 announcing USDA certification of mycotoxin test kit and the retention of Goldman Sachs & Co. as financial advisor, as well as preliminary results for the second quarter of 2001.

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



                           STRATEGIC DIAGNOSTICS INC.
                           --------------------------
                                  (Registrant)

Signature                                   Title                               Date
---------                                   -----                               ----
/s/ RICHARD C. BIRKMEYER     President and Chief Executive Officer        November 13, 2001
------------------------
    Richard C. Birkmeyer     (Principal Executive Officer)

/s/ ARTHUR A. KOCH, JR.      Vice President and Chief Operating Officer   November 13, 2001
-----------------------
    Arthur A. Koch, Jr.      (Principal Financial Officer)