Form 10-K
period 2001-12-31
STRATEGIC DIAGNOSTICS INC/DE/
filed 2002-04-01
CIK 911649

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the Fiscal Year Ended December 31, 2001

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

                      -------------------------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X      No ___
                                          -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was $67,595,880 as of March 20, 2002.

         As of March 20, 2002 there were 17,861,085 shares outstanding of the Registrant's common stock, par value $.01 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement (the "Definitive Proxy Statement") to be filed with the Securities and Exchange Commission relative to the Company's 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

PART I......................................................................................................................1

   ITEM 1.     BUSINESS.....................................................................................................1
     Overview...............................................................................................................1
     Immunoassay Technology.................................................................................................2
     Bioluminescence Technology.............................................................................................3
     Markets and Products...................................................................................................4
     Major Customers.......................................................................................................10
     Sales and Marketing Strategy..........................................................................................10
     Regulatory Approvals..................................................................................................11
     Manufacturing.........................................................................................................13
     Research and Development..............................................................................................13
     Proprietary Technology and Patents....................................................................................14
     Competition...........................................................................................................16
     Employees.............................................................................................................17
   ITEM 2.     PROPERTIES..................................................................................................17
   ITEM 3.     LEGAL PROCEEDINGS...........................................................................................17
   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................................17

PART II....................................................................................................................18

   ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......................................18
   ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA........................................................................19
   ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.......................20
     Forward-Looking Statements............................................................................................20
     Overview..............................................................................................................20
     Results of Operations.................................................................................................21
     Year ended December 31, 2001 versus year ended December 31, 2000......................................................21
     Year ended December 31, 2000 versus year ended December 31, 1999......................................................23
     Liquidity and Capital Resources.......................................................................................24
     Contractual Obligations...............................................................................................25
   ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................................................27
   ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................................................29
   ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE........................29

PART III...................................................................................................................29

   ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT..............................................................29
   ITEM 11.    EXECUTIVE COMPENSATION......................................................................................30
   ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..............................................30
   ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................................................30

PART IV....................................................................................................................31

   ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.............................................31

                                     PART I

ITEM 1.                    BUSINESS


Overview

Strategic Diagnostics Inc. ("the Company") develops, manufactures and markets immunoassay and bioluminesence-based test kits for rapid and cost-effective detection of a wide variety of substances in the food safety and water quality markets. Through its Strategic BioSolutions division, the Company also provides antibody and immunoreagent research, development and production services.

Since its inception, the Company and its predecessors have, in addition to conducting internal research and development of new products, entered into research and development agreements with multiple corporate partners that have led to the introduction of various products to the food safety, water quality and other markets. The Company expects that internal research and development projects, primarily in the food safety area, will continue to represent an increasing percentage of its research and development expenditures. The Company believes that its competitiveness has been enhanced through the combination of talent, technology and resources resulting from the relationships and the acquisitions it has effected since the Company's inception. These relationships and acquisitions have enabled the Company to achieve meaningful economies of scale for the unique products it offers through the utilization of its consolidated facilities in Newark, Delaware, for the development and manufacture of test kits, antibodies and biochemicals, its facility located in Oceanside, California for the manufacture of instruments, its facility located outside of San Diego, California (currently being relocated to Windham, Maine, see Note 14) for the manufacture of antibodies and biochemicals and its facility located in Windham, Maine for the manufacture of custom, high-volume bulk polyclonal antibodies. These economies of scale, in turn, enable the Company to offer its customers the most appropriate test for each specific customer application.

On September 28, 2001 the Company acquired AZUR Environmental (AZUR), a privately held manufacturer of proprietary rapid test systems, including the Microtox Toxicity Test System, which measures toxicity in drinking and process water, formerly located in Carlsbad, California. With more than 500 peer-reviewed scientific articles and more than 1,700 instruments sold worldwide, the Microtox Toxicity Test System has been approved in regulations or standards in Canada and eight (8) European countries, and has been submitted to the United States of America Environmental Protection Agency ("EPA") for approval.

With the 1999 acquisitions of HTI BioProducts, Inc. and certain assets of Atlantic Antibodies, the Company formed a new operating division, Strategic BioSolutions, which has now become one of the largest producers of antibodies in the United States. The mission of Strategic BioSolutions is to supply monoclonal and polyclonal antibodies, immunochemical reagents and related services to medical diagnostic and pharmaceutical companies, as well as research institutions.

The Company is the entity resulting from the combination of EnSys Environmental Products, Inc. ("EnSys"), Ohmicron Corporation ("Ohmicron"), HTI BioProducts Inc. ("HTI"), TSD BioServices Inc. ("TSD") AZUR Environmental ("AZUR") and Strategic Diagnostics Inc. ("SDI"). On August 30, 1996, Ohmicron was merged with and into SDI. On December 30, 1996, SDI was merged with and into EnSys. The surviving entity was then renamed Strategic Diagnostics Inc. On December 31, 1999, HTI and TSD were merged with and into SDI.

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


         The major attributes of immunoassay technology can be summarized as follows:

         Sensitivity:      Immunoassays can measure extremely low concentrations
                           of compounds  (routinely as low as parts per billion;
                           i.e., one millionth of one gram in a liter of
                           liquid).
         Specificity:      Immunoassays can measure one specific compound out of
                           a chemical "soup," reducing the need for sample
                           preparation.
         Speed:            Total time to obtain a test result ranges from 1
                           minute to several hours as compared to several days
                           to several weeks with many competing laboratory
                           testing methods.
         Cost:             The price-per-test for immunoassays ranges from $1 to
                           $50, industry wide; the price-per-test for similar
                           laboratory testing can range from $5 to $1,000.
         Accuracy:         Immunoassays are typically as or more accurate than
                           their laboratory counterparts.
         Flexibility:      Immunoassays can be developed in a wide variety of
                           test formats, including multiple sample
                           laboratory-based tests, disposable, single-use units, and large automated instruments. They can be designed for use by non-technical persons on-site under a variety of field conditions for testing of diverse sample types.


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

Once an antibody reagent that has the desired performance characteristics (sensitivity and specificity) has been identified, it can be incorporated into a test format that is appropriate for the customer's application. In the human clinical chemistry market, antibodies are employed as reagents on large, automated instruments that can analyze hundreds of samples per hour. In contrast, antibodies also can be packaged into single use, disposable formats such as home pregnancy tests. Immunoassays can be designed to be highly quantitative or yield a simple yes/no result. The type of test format chosen for any given application depends on the needs of the customer and may include factors such as ease-of-use, cost-per-test, number of samples to be tested, location where the test will be performed and experience of the user.

The Company has expertise and proprietary technology relating to the development and manufacture of five primary immunoassay formats: latex particle filtration, magnetic particle, one-step strip tests, coated-tube and microtiter plate. Latex particle filtration assays offer ease-of-use, field portability and semi-quantitative results and are ideally suited for on-site, field screening applications where limited numbers of samples are to be analyzed.

Magnetic particle assays have a greater number of steps and require more technical expertise to execute than latex particle filtration assays, but are more suited to the processing of larger number of samples at a single time, can be highly quantitative, and are relatively inexpensive on a cost-per-test basis. These characteristics make magnetic particle immunoassays an effective measurement tools in both laboratory and certain field applications, especially where highly precise results are required.

Lateral flow immunoassay strips, often referred to as 'one-step' strip tests, require only that the user apply a prepared sample to the test strip to obtain the test result - much like pH or Litmus paper tests. The low cost and simplicity of these tests make them ideally suited for a wide range of applications in many different markets. The current state-of-the-art of lateral flow immunoassays is such that the results obtained using these tests are qualitative, not quantitative, which imposes some limits on the applicability of the format.

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

The products the Company manufactures and markets using this technology includes RaPID Assay(R), EnviroGard(TM), D TECH(R), EnSys and RISC(TM).

Bioluminescence Technology - Microtox(R)

Bioluminescence technology uses certain strains of luminescent bacteria, which possess attributes that support their use as biosensors for toxicity testing. These strains divert up to 10% of their respiratory energy into a specific metabolic pathway, which converts chemical energy into visible light.

Bioluminescence technology is based upon exposing a living organism to a test sample for the purpose of determining whether or not a sample is toxic and if so, how toxic. This technology provides a quick and inexpensive way to assess the bioreactivity of various substances.

By using a naturally occurring microorganism that gives off light as a by-product of its respiration, a temperature controlled precision photometer can then measure the change in light output with (sample) and without (control) toxin. The reduction in light output is proportional to the toxicity (bioreactivity) of the substance tested. A data collection and reduction system can then analyze the results of a dose-response test procedure and print out a report quantifying sample toxicity.

         The major attributes of bioluminescence technology can be summarized as follows:

         Sensitivity:      Response of the system compares favorably with
                           traditional bioassay procedures, tissue culture tests
                           and other chemical/life interactions.
         Standardized:     Standardized reagents and test procedures make
                           test/test and lab/lab comparisons possible.
         Speed:            Samples can be tested in 30 minutes.
         Cost:             Cost per test is significantly lower than lab testing
                           methods.
         Accuracy:         Provides a reproducible, quantitative measure of
                           toxicity or bioreactivity.
         Flexibility:      Bioassay organisms are handled as a chemical reagent.
                           Response is monitored instrumentally and presented as digital output or graphical data. No special operator skills are required.

The product that the Company manufactures and markets using this technology, is the Microtox(R) Toxicity Test System.

Markets and Products

The Company sells products in the food safety, water quality and antibody market categories through its direct sales force, through a network of over 50 distributors in Canada, Mexico, Latin America, Europe and Asia, and through its corporate partners. This section describes the Company's current markets and products, as well as those in development.

         Food Safety

The food safety marketing unit includes tests to detect targeted traits in genetically engineered plants, two plant fungi, Rice Blast and Botrytis (crop testing), tests to detect Genetically Modified Organisms (GMOs) in food ingredients and food fractions (food testing), tests to detect naturally occurring fungi in grains (mycotoxins), tests for rapid hygiene testing (bacteria testing) and products in development to detect remnants of ruminants in animal feed (ruminant testing).

         Crop Testing

Genetically Engineered Crops. Agricultural biotechnology companies are developing varieties of commercially important crops like corn, cotton and soybeans that have new additional genes which are designed to confer a commercial advantage to the plant, such as insect or pesticide resistance or enhanced growth or nutritional characteristics.

A large agricultural biotechnology company that has developed proprietary varieties of herbicide resistant soybeans and insect-resistant corn and cotton among others, using genetic engineering technology, commissioned the Company's first test in this market. Not all the seed produced by a genetically engineered plant contains the gene for the desired trait and, therefore, not all the plants arising from a batch of seed will express the desired characteristic. The Company has developed a simple `one-step' strip test that is used at the point of testing to determine if an individual plant contains the new genetic trait. The Company also has developed similar one-step products for other crops. Commercial seed producers use these products to ensure the quality of their products. This type of test also can be used for enforcement purposes in crops to prevent unlicensed application of the genetic technology.

Sales of this strip test and similar products to detect the presence of genetically engineered traits in plants have been increasing rapidly since their commercial introduction in the third quarter of 1995 and the Company believes sales will continue to grow. The number of acres of crops with genetically enhanced traits under cultivation has grown rapidly since 1998 and published reports indicate that the farmers' experience with these products has been positive. The agricultural biotechnology companies are currently developing additional genetically engineered traits in plants. Based on these results and with the increased volume of such traits, the Company expects sales of these products to grow. The Company continues to develop additional tests to detect traits in genetically modified plants.

During 2000, a genetic trait known as Cry9C or StarLink(TM) that was approved by the U.S. Environmental Protection Agency only for non-food uses was discovered in food products. The impact of this discovery resulted in the need for growers, handlers, processors, shippers and exporters to test corn for the presence of StarLink(TM). SDI's Bt9 Trait Check test was the first GMO test validated by the U.S. Department of Agriculture. The Company worked closely with key grain processors worldwide to provide significant volumes of tests to meet the high market and regulatory demand and hence more than 2 million Bt9 strip tests were sold in 2001. The StarLink(TM) issue brought to light the need for definitive genetic analysis and that paper certifications as to genetic origin and concentration alone are inadequate. The Company believes it is the recognized leader in the field of Cry9C detection.

During the year 2000, several regulatory actions promoted testing in the food safety area. The U.S. Department of Agriculture's Grain Inspection, Packers and Stockyards Administration (GIPSA) recommended that all corn seed sold for the 2001 planting season and parent lines to be used in 2001 seed production be tested for the presence of the StarLink(TM) protein. This recommendation expanded the market opportunities for the Company's Bt9 testing products. Additionally, the FDA issued a directive recommending dry millers to test all yellow corn passing through their complexes for the presence of StarLink(TM).

Another noteworthy regulatory action was the creation of a new U.S. national standard for organic fruits, vegetables and meats to help guide consumers seeking alternatives to commercially produced food. Under this standard, foods labeled "organic" cannot include genetically modified ingredients. The Company is positioned to work closely with the organic food industry to offer testing mechanisms to screen, confirm and quantify various GMO traits for labeling and identity preservation programs.

         Food Testing

In 1998, a significant market opportunity for immunodiagnostic analysis was created in manufactured food products. This opportunity arose from regulatory response to public demands to address a consumer's right-to-know whether a food product contains concentrations of genetically modified organisms (GMOs). In May 1998, the European Commission enacted food regulations governing the labeling of foodstuffs that are derived from genetically modified crops. The legislation affects food processors in all fifteen member states within the European Union. Under the European Commission's EC 258/97 and EC 1139/98, beginning March 1, 1999, food processors were required to label food ingredients for the presence of GMOs. Similar regulations have been adopted in many parts of the world including Japan. The European Union and Japan comprise the largest customers for U.S. soybean and corn exports.

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

Recent world events also have helped to change the food safety marketplace. In Europe, re-emerging concerns over bovine spongiform encephalopathy (BSE, or mad cow disease) have prompted broader uses for GMO testing in feed supplies. BSE is a transmittable fatal brain disease in cattle. The disease has been attributed to the use of animal bone meal and other animal scrap in feed supplies. The elimination of bone meal used in feed has increased the need for other sources of protein, such as soybean toasted meal. The Company's new GMO Roundup Ready(TM) meal test kit can detect GMO in toasted meal. In addition, this same test is also validated for use with other primary food ingredients, including protein isolates, concentrates, soy milk, tofu and dietary fiber. European feed companies and their suppliers now have the ability to verify their feeds for the absence or presence of GMOs.

The Company continues to partner with the major agricultural biotechnology firms to develop new products and promote rapid GMO testing methods throughout the food distribution channel. With our new products and market opportunities we believe the Company is well positioned as the leader in the rapidly growing market for food ingredients testing for today and the future.

Mycotoxins. Mycotoxins are toxins formed in grains such as corn, barley, and wheat by naturally occurring fungi. Many mycotoxins have been proven or associated with health effects in both animals and humans. The FDA, in concert with the USDA, has developed minimum acceptable levels for the mycotoxins, aflatoxin and vomitoxin. Testing is mandatory on all U.S. exported grains. Some mycotoxins do not break down upon processing, and therefore testing continues at the food processing level as well. The existing market for mycotoxin testing is greater than $25 million annually. Though it is a developed market in which we compete with other established test providers, we believe we have an excellent customer network developed with our other products in the food safety market, including GMOs, and an enhanced product with significant competitive advantages, including enhanced ease-of-use and rapid screening applications, and sales could develop rapidly.

Bacteria Testing. Rapid hygiene testing is a fast, relatively inexpensive way for companies to assess the cleanliness of their production lines and surfaces. Management estimates the current market for rapid hygiene testing to be approximately $70 million for the year 2001 and is expected to grow 15% annually.

Pathogen specific testing is an increasingly important part of the microbiology tests performed in the global food industry. In 2000, the pathogen testing market was estimated to be $60 million in the U.S. and $160 million worldwide according to independent studies.

Ruminant Testing. There is currently no simple, cost-effective method to detect the proteins of ruminant animals in feed. Due to the association of animal proteins in feed with outbreaks of BSE, or mad cow disease, regulations are now in place in the U.S. and throughout the world to prohibit the use of ruminants as components of animal feed. In the U.S., a final rule 21CFR 589.2000 prohibits the feeding of certain mammalian protein to cattle and other ruminants. In Europe, a complete ban on all meat and bone meal (MBM) is in place. Testing feed for ruminants provides assurances that feed is safe for cattle and other animals.

         Water Quality

The water quality marketing unit provides analytical tests for drinking water, industrial process water and waste water. Water quality testing is driven by regulatory initiatives such as the Safe Drinking Water Act and the Clean Water Act in the United States of America, and by economic factors including the cost of clean water and productivity losses attributable to inadequate industrial water treatment. Because of the increasing scarcity of potable water and the critical role treated water plays in the manufacturing process, the market for analytical testing continues to grow. The Company offers a wide range of on-site analytical testing products for the water quality market. These include kits to measure concentrations of 40 different pesticides in water, tests for the presence of pathogenic protozoa Cryptosporidium and Giardia, testing systems for toxicity in drinking and wastewater and test kits that measure concentrations of water treatment polymers. Though our key user segments continue to be the Department of Defense, federal and state regulatory agencies and industrial processing facilities, we are seeing new opportunities at dry cleaning facilities, Brownfields programs and bio-remediation processes.

Water Treatment Polymers. The water treatment market encompasses both industrial and municipal water treatment systems. Water treatment chemicals, typically polymers, are critical to preparing finished drinking water in municipal settings and to controlling water quality in industrial settings. Competition between water treatment chemical manufacturers is intense and new chemicals have evolved to the point that some of the more effective chemicals are quite expensive. Cost-effective use of these chemicals requires careful control of polymer concentrations throughout the system in which they are being employed. Many of these polymers are toxic and have been implicated in fish kills when industrial effluents have been discharged into natural bodies of water. As a result, there is increased regulatory pressure to measure the amount of chemical being discharged into surface waters.

The Company, working in collaboration with its corporate partners, has successfully developed highly sensitive and accurate immunoassays for the detection of a number of water treatment polymers. These immunoassays have been demonstrated to be a reliable and cost-effective way to measure water treatment polymers in samples from municipal water supplies, boilers, cooling towers, and other processed and raw water sources. Some specific applications are: (i) measuring concentrations of chemicals to allow more efficacious use of costly compounds, (ii) detecting the presence of particular compounds in effluent discharge in order to gauge regulatory compliance, and (iii) monitoring processes to prevent fouling of highly expensive systems (such as reverse osmosis) by excess polymer.

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

Cryptosporidium and Giardia. The Company, under a license agreement, manufactures and sells Hydrofluor(TM), an EPA-accepted immunoassay-based method for detecting the pathogenic protozoa Cryptosporidium and Giardia in water. According to the EPA, Cryptosporidium and Giardia cause more outbreaks of disease than any other water-borne pathogens. The Company's Hydrofluor-Combo(TM) test kit has been designated as the American Society for Testing and Materials
(ASTM) standard method for detection of these pathogenic protozoa and also was designated as the method for use in complying with the EPA's Information Collection Rule to establish the extent of contamination in the nation's drinking water.

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

Microtox(R) Test System. The Microtox Test System(R) is a general toxicity test that detects a broad range of toxins and chemical agents in water. The Microtox Acute Toxicity Test is being used to monitor drinking water supplies in various countries and U.S. cities where either accidental or deliberate contamination is a concern. The test can be completed in as little as 15 minutes, allowing for a quick response to changes in water quality. Microtox Toxicity Test Systems are uniquely suited for drinking water surveillance because they provide rapid screening and confirmation results, which are cost-effective and easy to perform. With more than 500 peer-reviewed scientific articles and more than 1,700 instruments sold worldwide, the Microtox Toxicity Test System is the standard for rapid toxicity screening and analysis.

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

Pollutant Test Products. The Company sells four different format immunoassays into the environmental market: (i) D TECH(R) latex particle filtration tests,
(ii) EnSys RISC(TM) and EnviroGard(TM) coated-tube tests, (iii) RaPID Assay(R) magnetic particle tests and (iv) EnviroGard(TM) microtiter plate tests. Each of the four different test formats has performance characteristics that make them more or less suited for a particular customer application. The Company positions the sale of all of its products so as to provide the customer with the best product for its specific application.

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

D TECH(R). The D TECH(R) tests are a latex particle filtration immunoassay format and provide for rapid, easy-to-use, on-site, field screening analysis of soil and water samples containing EPA Priority Pollutants such as PCBs, PAHs, TNT, BTEX (benzene, toluene, ethylbenzene and xylene) and others. D TECH is simple to use, requires little or no user training, yields a semi-quantitative result and is ideally suited for true field applications where limited numbers of samples are analyzed at one time.

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

This division serves a wide range of customers including pharmaceutical, biotechnology and diagnostic companies and major research centers in the United States, the European Union and the Pacific Rim. During 1999, the Company significantly enhanced its presence in this market through the acquisition of HTI and the operating assets of the OEM business of Atlantic Antibodies, as more fully described in the notes to the consolidated financial statements. The Company believes this division is one of the largest independent custom antibody operations in the United States. Throughout the Company's history, many significant product development and commercial supply agreements have followed from initial projects to develop and supply antibodies. The comprehensive customer base of this division has the potential to provide an even greater number of these meaningful opportunities.

Continuing work on the human genome project by our biotechnology customers has provided an opportunity for increased sales to these customers. The study of gene functionality is often examined at the protein level, and antibodies, which naturally bind to proteins, are critical tools in building on this new knowledge. Going forward, we believe that, as work continues on this project, it will provide a unique opportunity for the Company to build on our existing market share within this segment.

The Company received AAALAC (Association for the Assessment and Accreditation of Laboratory Animal Care) accreditation at its Maine polyclonal antibody facility in October 2000. The Maine site now joins the Delaware facility, which has maintained AAALAC accreditation since 1993, in offering products and services which meet the highest quality standards in the industry.

The division employs approximately 101 people and supplies critical reagents used in the Company's test kits in addition to the development and marketing activities described above. For additional information concerning the Antibody business, see Notes 9 and 14 to the consolidated financial statements.

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

Major Customers

In 2001, Aventis Cropscience USA L.P. accounted for 15% of the Company's revenues. In 2000 and 1999, no single customer accounted for 10% or more of the Company's revenues.

Sales and Marketing Strategy

As a result of the consolidation of the SDI, EnSys, Ohmicron, EnviroGard(TM), HTI and AZUR businesses, the Company has formed an experienced sales and marketing organization of 42 individuals. In addition to its direct sales force, the Company sells product through an extensive network of distributors and through its corporate partners.

The Company uses a number of strategies for the sale of its products worldwide. In the U.S., the major route of sale of its water quality testing products is through a national field sales force in defined sales territories. The field sales force is augmented by an in-house sales force, which in addition to selling product directly to customers, provides marketing and logistics support to the field sales personnel and interfaces between customers and technical support.

In 1993, the Company opened a European headquarters and sales operation near London, England. The sale of the EnSys RISC(TM), RaPID Assay(R),EnviroGard(TM) and Microtox(R) products in Europe are principally directed through that office. Sales and distribution of the D TECH(R) product line outside of the U.S. are made exclusively by E. Merck KGaA, Darmstadt, Germany.

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

The Company believes that regulatory acceptance, though not required for the use of its products in most cases, is a significant factor in gaining market acceptance. There are two main areas in which the Company is seeking regulatory acceptance for its products: hazardous waste testing methods by the federal and state environmental protection agencies and water testing methods by the federal and state environmental protection agencies. The EPA and some state agencies have evaluated certain of the Company's analytical methods and accepted their use for certain remediation and monitoring activities. Further acceptance by these agencies would stimulate demand for the Company's products. The Company expects that as its products are subjected to wider use under various conditions and subjected to traditional validation techniques, such acceptance will generally be granted. Such acceptance would serve to strengthen already compelling customer motivations such as the ease-of-use and specificity characteristics of the Company's products, but is not a prerequisite to selling the products in the markets the Company serves.

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


--------------------------------------------------------------------------------------------------------------
     EPA SW-846
       Method              D TECH(R)     EnSys RISC(TM)   EnviroGard(TM)   RaPID Assay(R)       Envirol(R)
No.         Analyte
---------------------- ---------------- --------------- ---------------- ------------------ ------------------
4010          PCP                        Soil & Water                          Soil
---------------------- ---------------- --------------- ---------------- ------------------ ------------------
4015          2,4-D                                      Soil & Water      Soil & Water
---------------------- ---------------- --------------- ---------------- ------------------ ------------------
4020          PCB           Soil          Soil & Oil         Soil              Soil
---------------------- ---------------- --------------- ---------------- ------------------ ------------------
4030          TPH                            Soil            Soil
4035          PAH                        Soil (APAH)      Soil (APAH)       Soil (APAH)
                                                                            Soil (CPAH)
---------------------- ---------------- --------------- ---------------- ------------------ ------------------
4040     Toxaphene                                           Soil
4041     Chlordane                                           Soil
4042     DDT                                                 Soil
---------------------- ---------------- --------------- ---------------- ------------------ ------------------
4050          TNT       Soil & Water                                       Soil & Water
4051          RDX       Soil & Water
---------------------- ---------------- --------------- ---------------- ------------------ ------------------
4670    Triazines                                                              Water
---------------------- ---------------- --------------- ---------------- ------------------ ------------------
8510          RDX                            Soil
---------------------- ---------------- --------------- ---------------- ------------------ ------------------
8515          TNT                            Soil
---------------------- ---------------- --------------- ---------------- ------------------ ------------------
8530         TTHM                           Water
---------------------- ---------------- --------------- ---------------- ------------------ ------------------
8535          TCE                                                                                 Water
--------------------------------------------------------------------------------------------------------------

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

Manufacturing

The Company currently manufactures over 180 different test kits for the detection of a wide array of analytes in five immunoassay formats: one-step strip tests, coated-tubes, latex particle filtration, magnetic particles and microtiter plates, and in one bioluminescence format: Microtox(R) Toxicity Test System. In addition to test kits, the Company supplies its customers with ancillary equipment and supplies including reagents, spectrophotometers, pipettes, balances and timers among others.

The kit manufacturing process consists mainly of instrument production, critical reagent production and in-process testing, filling and dispensing, labeling, kit assembly, quality control, packaging and shipping. The Company's instrument manufacturing group produces the Microtox(R) Test Systems from its manufacturing facility in Oceanside, California. The technical reagents manufacturing group produces critical reagents from its laboratories in Newark, Delaware. Sub-assemblies and finished kits are manufactured and shipped worldwide out of the Company's headquarters facility in Newark, Delaware.

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

The Company's manufacturing organization, including the technical reagents manufacturing group, consists of 41 individuals. The Company believes the existing facilities and equipment are sufficient to support a significantly larger manufacturing base. Manufacturing operations are currently running one shift.

Research and Development

The Company engages in substantial research and development activities involving antibody and immunoassay development. In the three years ended December 31, 2001, 2000 and 1999, the Company incurred approximately $3.0 million, $2.9 million and $2.5 million, respectively, in research and development expenditures, principally in the test kit business segment. In 2001 approximately 40% of those expenditures were incurred pursuant to customer research agreements or corporate partnerships and the other 60% related to development of products directly by the Company. The Company expects that internal research and development projects, primarily in the food safety area, will continue to represent an increasing percentage of its total research and development expenditures. The Company's laboratory facilities located in Newark, Delaware were designed and built specifically for conducting research and development relating to antibody and immunoassay technology. These facilities include the state-of-the art, GMP, Association for the Assessment and Accreditation of Laboratory Animal Care ("AAALAC") approved, Strategic BioSolutions antibody development and large-scale production facilities. The Company has assembled a scientific staff with extensive experience in the development of monoclonal and polyclonal antibodies, immunogens and assay reagents.

The Company's assay development scientists are experienced in developing tests in a variety of different immunoassay formats, including one-step strips, latex particle filtration, magnetic particles, coated tubes and microtiter plates. Research and development personnel have complementary skills in several advanced research disciplines, including synthetic organic chemistry, protein chemistry, biochemistry, immunology, immunochemistry, and microbiology. In addition to the technical expertise resident within the research and development staff, Strategic Biosolutions provides the Company, as well as its outside clients, with large-scale GMP production, bioprocessing, purification and quality control of antibodies and reagents.

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

The Company's technology organization, including research and development, Strategic BioSolutions, Technical Reagents Manufacturing, and Technical Marketing Support consists of approximately 57 individuals, of which 24 hold advanced academic degrees.

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

Additionally, the Company seeks to protect its technology and processes through the patent process for its test kit business. The Company currently holds 26 issued U.S. patents. One U.S. patent application has been allowed, two U.S. patents have been licensed for exclusive use by the Company and 5 U.S. patent applications are pending.


------------------------------------------------------------------------------------------------------------

U.S. Patent          Title

------------------------------------------------------------------------------------------------------------
4,999,286            Sulfate reducing bacteria determination and control
5,200,346            Aldicarb immunoassay by sulfone equivalents
5,411,869            Immunological analogs for captan
5,426,035            Method for compensating toxicity test data
5,427,955            Photochemical determination of organic compounds
5,429,952            Marking of products to establish identity and source (license)
5,449,611            Polyaromatic hydrocarbon (PAH) immunoassay method, its components and a kit for use in performing the same
5,484,709            Immunoassay method for detecting an immunologically non-remarkable compound
5,541,079            Monoclonal and polyclonal antibodies and test method for determination of organophosphates (license)
5,547,877            Methods for the rapid detection of toxic halogenated hydrocarbons and kits useful in performing the same
5,558,996            Fungus extraction method and kit
5,573,954            Method of obtaining a small representative solid-phase sample
5,576,187            Standards for phosphorothioate insecticide immunoassays
5,593,850            Monitoring of industrial water quality using monoclonal antibodies to polymers
5,618,681            Polyaromatic hydrocarbon (PAH) immunoassay method, its components and a kit for use in performing the same
5,658,463            Kits and processes for extraction of analytes from solid materials
5,679,574            Quantitative test for oils, crude oil, hydrocarbon, or other contaminants in soil and a kit for performing the same
5,691,148            A petroleum immunoassay method, its components and a kit for performing the same
5,780,250            Immunoassay standards for polyaromatic hydrocarbon detection
5,834,222            Polychlorinated Biphenyls (PCB) immunoassay method
5,858,692            PCB immunoassay
5,874,216            Indirect label assay device for detecting small molecules and method of use thereof
5,891,657            Immunoassay standards for volatile analytes with benzene rings
5,919,645            Method for the direct determination of the toxicity of particulate solids
5,994,145            Reagents, methods and kits for detecting TCE and PCE
6,096,563            Dual particle immunoassay method & kit
6,146,903            Determination method
6,190,922            Substrate supported liquid extraction

The Company believes that their low-cost, easy-to-use, rapid field screening tests have the potential to be significant products in their applicable markets. Therefore, the Company continues to develop technology relating to immunoassay formats with those features and has one pending patent application related to novel point-of-care diagnostic devices. The Company believes that there is significant market opportunity for tests that can detect genetically modified crops and three of its pending applications are in this field.

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

In addition to seeking patent protection for the Company's proprietary information in its test kit business, the Company also relies upon trade secrets, know-how and continuing technical innovation to maintain competitiveness for both the test kit and antibody businesses. The Company has developed a number of proprietary technologies which it has chosen not to patent, including stabilization systems for reagents, chemical syntheses for conjugates, immunogens and analyte analogs, and strategies relating to antibody development. Regarding the latter, the Company's extensive expertise has enabled it to develop antibodies and products that are unique to the industry including monoclonal antibodies to transgenic plant proteins, water treatment polymers, the explosive RDX, BTEX and TCE. In the field of genetically modified crops, the Company believes that it has the greatest breadth of products and is the leading provider of reagents and kits in this market.

Under two license agreements, the Company has been granted the right and license throughout the world to use magnetocluster technology in connection with the Company's RaPID Assay(R) products for the detection of environmental analytes. This license carries royalties starting at 4% of net sales of such products each year and declining to 2% based upon the volume of sales in such year.

Competition

Many of the Company's potential competitors are large companies with substantially greater financial and other resources than the Company. To the extent that any such companies enter into one or more of the Company's markets, the Company's operations could be materially adversely affected. The Company anticipates increased competition as potential competitors perceive that the Company's markets have become commercially proven. During 2000, competitors emerged with products that compete with certain of the Company's products to detect Cry9C (StarLink(TM)) in corn for the food safety market and in 2001 competing products emerged for the detection of certain other traits in soybeans and corn. EnviroLogix, Inc., a privately held company, and Neogen Corp. began offering Cry9C test kits with characteristics similar to the Company's. Other companies may be developing additional products for one or more of the Company's markets that could be competitive with the Company's products. The Company believes neither of these competitors has products that compete with all of the Company's products in the food safety market. The Company believes that the breadth of its product offerings in the food safety market, the expertise it has accumulated in developing tests for GMOs in the food safety market, the relationships it maintains with the developers of new genetically modified plant varieties and the extensive customer relationships it has assembled throughout the agricultural seed, grain and food processing industries are all significant competitive advantages.

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

There is no direct competition for the Company's Microtox(R) product line in the United States. In Europe and other parts of the world, the Company competes against other instrument based test methods, provided by small to mid-sized companies, some of whom have greater technical and marketing resources than the Company. The Company believes its products have a number of competitive advantages including the comprehensive screening for general toxicity and competes effectively on superior features and functions.

In the antibody segment, competitors include large pharmaceutical, research and diagnostics organizations, some of which have significantly greater revenues than the Company, that produce these products internally and purchase similar products from SBS. Additionally, there are a number of smaller companies that offer competing products. The Company believes that the scale of its operations and the breadth of its product lines, among other things, are significant competitive advantages.

Employees

As of December 31, 2001, the Company employed 209 full time and 3 part time individuals including 185 regular and 27 contract employees. All of the Company's employees have executed agreements with the Company agreeing not to disclose the Company's proprietary information, assigning to the Company all rights to inventions made during their employment, and prohibiting them from competing with the Company. None of the Company's employees are covered by collective bargaining agreements. The Company believes that its relations with its employees are good.

ITEM 2.           PROPERTIES

The Company is headquartered in Newark, Delaware, and occupies approximately 28,000 square feet of space under an operating lease expiring in December 2007. The Company also leases approximately 26,000 square feet of manufacturing and research space, also in Newark, Delaware, under three operating leases. Two of these leases expire in October 2002 and the Company plans to extend them on similar terms. The third lease expires in November 2003. The Company leases approximately 1,700 square feet of instrument manufacturing space in Oceanside, California, under an operating lease expiring in June of 2003. The Company also leases approximately 20 acres of farmland and animal housing, in addition to approximately 1,200 square feet of office space in Ramona, California under an operating lease expiring in December 2002.

The Company leases regional sales offices near London, England. The Company also leases warehouse space of 1,600 square feet or less with leases that run one year or less. The Company believes that its equipment and facilities are adequate for its present purposes.

Strategic BioSolutions occupies approximately 8,000 square feet of manufacturing, research and animal facility space, in Newark, Delaware and owns and occupies approximately 20 acres of farmland near San Diego, California and 120 acres of farmland in Windham, Maine.

The farmland near San Diego, California is under an Agreement of Sale with an intended sales date of March 27, 2002. The Company will be using this farmland subsequent to March 27, 2002 for limited production.

The Ramona, California facility lease will be subject to a sublease which shall commence on August 1, 2002 and continue until the end of the lease term in December 2002. The sublease is under negotiation and is expected to be completed and executed March 27, 2002.



ITEM 3.           LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended December 31, 2001.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

The Company's Common Stock is traded on The Nasdaq National Market under the symbol "SDIX." Set forth below are the quarterly high and low bid prices for the shares of Common Stock of the Company as reported by Nasdaq without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

                                         Common Stock Price Range

Fiscal Year Ended                         High              Low
-----------------                         ----              ---
December 31, 2001:
First Quarter                             3.88              2.00
Second Quarter                            4.20              2.50
Third Quarter                             4.67              3.28
Fourth Quarter                            9.99              4.55

December 31, 2000:
First Quarter                             9.56              2.00
Second Quarter                            7.63              2.47
Third Quarter                             6.00              2.00
Fourth Quarter                            5.00              1.88

On March 20, 2002 there were approximately 8,000 holders (285 holders of record) of the Common Stock of the Company. The Company has never paid any cash dividends on its Common Stock and pursuant to the Company's financing agreement with PNC Bank, Delaware, the Company's commercial bank, no dividends or distributions may be paid on account of its Common Stock.

In connection with the acquisition of AZUR, which acquisition was consummated on September 28, 2001, the Company issued 700,000 shares of its Series C preferred stock to the former shareholders of AZUR in consideration for all of the then outstanding shares of AZUR capital stock. The Company issued the shares of Series C preferred stock in reliance upon the exemption from registration contained in Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing upon the fairness and terms of the proposed transaction between the Company and Azur before the Department of Corporations of the State of California, by which the Department of Corporations of the State of California, determined such transaction to be fair. Each share of Series C preferred stock was convertible into one share of Common Stock at anytime at the option of the holder, and automatically when the closing price of the Company's Common Stock was $6.00 or more for a period of twenty consecutive trading days. The closing price of the Company's Common Stock was $6.00 or more for each of the twenty trading days from October 8, 2001 through and including November 2, 2001. As a result, on November 2, 2001, the 700,000 Series C shares were automatically converted to 700,000 shares of the Company's Common Stock.

ITEM 6.           SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                    Year Ended December 31,
                                                           ------------------------------------------------------------------------
                                                                2001           2000           1999           1998           1997
                                                                ----           ----           ----           ----           ----
                                                                        (in thousands, except share and per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
       Product related                                     $     28,497    $    24,773   $    21,225    $    14,172     $    12,703
       Contract and other                                           874          1,101         1,309          1,553           1,717
                                                           ------------    -----------   -----------    -----------     -----------
       Total revenues                                            29,371         25,874        22,534         15,725          14,420

Operating expenses:
       Manufacturing                                             14,512         11,287         9,078          6,222           5,305
       Research and development                                   2,954          2,932         2,450          1,922           1,580
       Selling, general and administrative                       10,290          9,333         8,668          7,156           6,132
       Acquired research and development                             -               -         3,500              -               -
                                                           ------------    -----------   -----------    -----------     -----------
       Total operating expenses                                  27,756         23,552        23,696         15,300          13,017

Operating income (loss)                                           1,615          2,322        (1,162)           425           1,403

Interest income (expense), net                                      (33)          (415)         (372)           356             274

Gain on sale of assets                                               76            283             -              -               -
                                                           ------------    -----------   -----------    -----------     -----------

Income (loss) before taxes                                 $      1,658    $     2,190   $    (1,534)   $       781     $     1,677
                                                           ------------    -----------   -----------    -----------     -----------

       Income tax expense (benefit)                                 512            642        (5,317)             -               -
                                                           ------------    -----------   -----------    -----------     -----------

Net income                                                 $      1,146    $     1,548   $     3,783    $       781     $     1,677
                                                           ------------    -----------   -----------    -----------     -----------

Preferred stock dividends                                            20              -            32              -               -
                                                           ------------    -----------   -----------    -----------     -----------

Net income applicable to common
       stockholders                                        $      1,126    $     1,548   $     3,751    $       781     $     1,677
                                                           ============    ===========   ===========    ===========     ===========

Basic net income per share
applicable to common stockholders                          $       0.07    $      0.09   $      0.26    $      0.06     $      0.13
                                                           ============    ===========   ===========    ===========     ===========

Shares used in computing basic net income
per share applicable to common stockholders                  17,008,000     16,585,000    14,374,000     13,174,000      13,084,000
                                                            ===========    ===========   ===========    ===========     ===========

Diluted net income per share
applicable to common stockholders                          $       0.06    $      0.09   $      0.22         $ 0.05          $ 0.11
                                                           ============    ===========   ===========    ===========     ===========

Shares used in computing diluted net income
per share applicable to common stockholders                  17,642,000     17,466,000    17,088,000     16,103,000      15,712,000
                                                           ============    ===========   ===========    ===========     ===========

                                                                                          December 31,
                                                           ------------------------------------------------------------------------
                                                                2001           2000           1999           1998           1997
                                                                ----           ----           ----           ----           ----
BALANCE SHEET DATA:

Cash and cash equivalents                                  $      2,379    $     1,288   $     2,491    $     1,864     $     2,580
Short-term investments                                                -              -             -          3,990           3,638
                                                           ------------    -----------   -----------    -----------     -----------
       Sub total                                                  2,379          1,288         2,491          5,854           6,218

Working capital                                                  11,931         10,384        10,130         10,158           9,403

Total assets                                                     32,134         26,555        29,672         15,093          14,060

Long-term debt                                                    1,174          1,889         6,275            265              25

Stockholders' equity                                             26,771         21,334        19,210         13,155          12,340

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Forward-Looking Statements

This Form 10-K contains certain forward-looking statements reflecting the current expectations of Strategic Diagnostics Inc. and its subsidiaries (the "Company"). When used in this Form 10-K, the words "anticipate", "enable", "estimate", "intend", "expect", "believe", "potential", "will", "should", "project" and similar expressions as they relate to the Company are intended to identify said forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, which may cause actual results to differ from those anticipated at this time. Such risks and uncertainties include, without limitation, changes in demand for products, delays in product development, delays in market acceptance of new products, retention of customers and employees, adequate supply of raw materials, the successful integration and consolidation of the Maine production facilities, inability to obtain or delays in obtaining required government approvals, the ability to meet increased market demand, competition, protection of intellectual property, non-infringement of intellectual property, seasonality, and other factors more fully described in the Company's public filings with the U.S. Securities and Exchange Commission.

Overview

The Company develops, manufactures and markets immunoassay-based test kits for rapid and cost-effective detection of a wide variety of substances in the food safety and water quality markets. Through its Strategic BioSolutions division, the Company also provides antibody and immunoreagent research, development and production services.

Since its inception, the Company and its predecessors have, in addition to conducting internal research and development of new products, entered into research and development agreements with multiple corporate partners that have led to the introduction of various products to the food safety, water quality and other markets. The Company expects that internal research and development projects, primarily in the food safety area, will continue to represent a larger percentage of its research and development expenditures. The Company believes that its competitiveness has been enhanced through the combination of talent, technology and resources resulting from the relationships and the acquisitions it concluded during the past five years. These relationships and acquisitions have enabled the Company to achieve meaningful economies of scale for the unique products it offers through the utilization of its consolidated facilities in Newark, Delaware, for the manufacture of test kits, antibodies and biochemicals, its facility located in Oceanside, California for the manufacture of instruments, its facility located outside of San Diego, California (currently being relocated to Windham, Maine, see Note 14) for the manufacture of antibodies and biochemicals and its facility located in Windham, Maine for the manufacture of custom, high-volume bulk polyclonal antibodies. These economies of scale, in turn, enable the Company to offer its customers the most appropriate test for each specific customer application.

On September 28, 2001 the Company acquired AZUR Environmental (AZUR), a privately held manufacturer of proprietary rapid test systems, including the Microtox Toxicity Test System, which measures toxicity in drinking and process water, formerly located in Carlsbad, California. With more than 500 peer-reviewed scientific articles and more than 1,700 instruments sold worldwide, the Microtox Toxicity Test System has been approved in regulations or standards in Canada, eight (8) European countries, and has been submitted to the U.S. EPA for approval. Under the terms of the merger agreement, the Company issued 700,000 shares of Series C preferred stock, with a fair market value of approximately $3.0 million, as determined by an independent valuation firm. On November 2, 2001 the 700,000 Series C preferred shares were automatically converted to 700,000 shares of the Company's common stock in accordance with their terms (see Note 3).

With the 1999 acquisitions of HTI BioProducts, Inc. and certain assets of Atlantic Antibodies, the Company formed a new operating division, Strategic BioSolutions, which has now become one of the largest producers of antibodies in the United States. The mission of Strategic BioSolutions is to supply monoclonal and polyclonal antibodies, immunochemical reagents and related services to medical diagnostic and pharmaceutical companies, as well as research institutions.

The Company believes that its products in the food safety and water quality testing markets are unique and fill potentially large, unmet needs. The Company also believes that its products and technology currently being developed have broad application in diverse markets. The Company believes that its established product base, quality manufacturing expertise, experienced sales and marketing organization, established network of distributors, corporate partner relationships and proven research and development expertise will be critical elements of its potential future success.

Revenues in any particular quarter may not be indicative of revenues for any subsequent quarter during the year, or for the year. With the anticipated increase in sales of the Company's Microtox test systems (these tests are generally not affected by seasonal patterns) and as sales of food safety products to other parts of the world develop over the next few years, the Company expects its seasonal fluctuations to become gradually less pronounced.

          Results of Operations

Year ended December 31, 2001 versus year ended December 31, 2000

Revenues: Net revenues increased $3.5 million or 14% in 2001 over 2000. The following table sets out revenues by business segment and market category.

                                                     (in thousands)
                                         Year Ended
                                  ------------------------    Increase      Percent
                                     2001        2000        (Decrease)      Change
------------------------------------------------------------------------------------
Kit segment
    Water quality                    $  6,534    $  4,908       $ 1,626       33.1%
    Food safety                        11,380       9,216         2,164       23.5%
    Contract and other revenues           874       1,100          (226)     -20.6%
                                  --------------------------------------------------
      Total kit revenues               18,788      15,224         3,564       23.4%
Antibody segment revenues              10,583      10,650           (67)      -0.6%
                                  --------------------------------------------------
Total net revenues                   $ 29,371    $ 25,874       $ 3,497       13.5%
                                  ==================================================

Water quality revenue growth is primarily attributable to strong demand since September 11th for the Company's recently acquired general screening test for chemical toxicity, Microtox(R). This product was acquired during 2001 in connection with the acquisition of AZUR Environmental. In the period from September 11th through December 31, 2001, the Company sold approximately 40 Microtox(R) units primarily to the drinking water industry as a means to detect the presence of toxic concentrations of chemicals in water supplies. Revenues from the sale of these units and their attendant consumables were approximately $1.3 million during the September 11th through December 31, 2001 period. The Company expects water quality revenues to grow in 2002, particularly due to increased demand for Microtox(R) and its attendant consumables as water processors and users have a heightened awareness of the potential threat of chemical contamination (intentional or otherwise).

Food safety revenue growth is primarily due to increased sales of tests to detect genetically modified organisms (GMOs) in plants, seeds, grain and intermediate food products including tests to detect StarLink(TM) in corn. The Company continues to lead the market with tests for every significant trait in commercial production. The Company expects sales in the food safety category to continue to grow for the year 2002, primarily in the third and fourth quarters, as GMO testing for traits other than StarLink(TM) expand throughout the food complex and as several new products, including additional GMO tests, the animal feed tests and the food-borne pathogen lateral flow (strip) tests are developed and brought to market.

Contract and other revenue declined as the Company continued to place greater emphasis on devoting its research and development resources on internal projects, particularly in the food safety category. These revenues are expected to be in the range of the 2001 revenues for the foreseeable future.

Antibody revenue declined slightly in 2001 as the Company began consolidating its operations into a single site at its Maine location during 2001. The Company has recently opened the first of two new production facilities on the Maine site and expects the second facility to open in March 2002. Once both facilities are fully operational and validated, which is expected in June 2002, the Company will be able to offer expanded production capacity with key customer features such as the ability to produce a wide variety of antibody programs. With these capabilities, the Company expects to be well-suited to meet the needs of its marketplace, particularly the in-vitro diagnostic market and anticipates that revenue will grow, particularly in the second half of the year.

Operating Expenses: Operating expenses increased $4.2 million or 18% in 2001. This increase included additional costs of the consolidation of the California and Maine facilities of $716 thousand, test kit inventory adjustments of approximately $242 thousand and $100 thousand of costs for a retainer and fees. The consolidation expenses include relocation, moving, startup and severance expenses incurred in connection with the winding down of antibody production facilities in California and the startup of combined operations at its Windham, Maine facilities. Of these expenses, approximately $316 thousand were related to manufacturing expenses associated with the closing and startup of the antibody facilities and the balance were selling, general and administrative expenses primarily associated with the relocation to Windham, Maine. The inventory adjustments resulted from a computational and procedural error that resulted in higher inventory values. These items were identified as the Company completed its accounting for the fiscal year. To correct this error, inventory was reduced by $242 thousand and manufacturing expenses were increased by $242 thousand. The retainer and related fees relates to an engagement of an investment bank to explore strategic alternatives. This engagement commenced in July 2001 and is for a one-year term. Operating expenses before the items described above increased $3.1 million or 13% to $26.7 million as described below.

Manufacturing expenses, which include the cost of goods sold, increased $3.2 million or 29% to $14.5 million. After the effect of the $316 thousand adjustment for the Maine consolidation and the $242 thousand inventory adjustment described above, manufacturing expenses increased $2.7 million or 24% from the year earlier period. This increase is primarily attributable to increased sales in 2001 and the increased costs attendant to the consolidation of the antibody facilities, which required the Company to run certain duplicative operations to facilitate the transition. As previously stated, the Company expects to consolidate its antibody operations during 2002, which should produce savings of between $750 thousand and $1 million per year. Gross profits (total revenues less manufacturing costs) increased $272 thousand or 2% to $14.9 million and gross margins declined to 50.6% in 2001 from 56.4% in 2000. After giving effect to the adjustments in 2001 described above, gross profits increased $830 thousand or 5.7% and gross margins declined to 52.5% in 2001 from 56.4% in 2000. The decline in gross margins is attributable to the increased costs of production during the transition of the antibody manufacturing facilities from California to Maine as described above, and lower selling prices for certain products in the food safety category at substantially higher volumes in 2001. Gross margins are expected to improve in 2002 particularly in the second half of the year, when several new products in the food safety category are expected to be introduced to the market and with the completion of the consolidation of the antibody operation in Maine and the operating efficiencies expected to be derived in the second half of 2002 there from. Therefore, margins for the antibody segment in 2002, particularly in the second half of 2002, are expected to exceed those reported in 2001.

Research and development expenses were approximately the same in the year 2001 as in 2000. These expenses are expected to grow in 2002 as additional resources are devoted to developing new products, including a test for unapproved proteins in animal feed for McDonald's Corporation, the lateral flow food pathogen tests and additional tests for genetic traits. The increase is expected to range from 20% to 40%, depending on the resource requirements.

Selling, general and administrative expenses increased $957 thousand or 10% to $10.3 million. After adjusting for $400 thousand in costs related to the Maine consolidation and $100 thousand in costs for a retainer and fees related to the engagement of an investment bank as described above, selling, general and administrative expenses increased $457 thousand or 5%. This increase is primarily attributable to the general increase in business activity. These expenses are expected to continue to grow in 2002 with the expected further increase in business activity. However, as a percent of revenues, these expenses are expected to decline from 35% to a range under 30% of revenues, as the Company leverages its selling, general and administrative investments through greater efficiencies of selling additional products to its existing customer base.

Interest expense net: Net interest expense decreased $382 thousand or 92%, due to the lower levels of debt carried throughout 2001 versus 2000.

Income taxes: Income tax expense decreased $130 thousand, largely due to reduced pre-tax earnings. In 2001, the Company recorded a favorable adjustment to income tax of $79 thousand compared to a $220 thousand favorable adjustment recorded in 2000. These adjustments reflect the increased utilization of the Company's net operating loss carry-forwards and research and development tax credits. The Company's effective annual tax rate rose slightly after the effect of these adjustments to 31% of pre-tax earnings in 2001 from the 29% rate recorded in 2000.

Net Income: Net income decreased $422 thousand or 27% in the year 2001 when compared to the year 2000 for the reasons described above, in particular the additional costs of the consolidation of the California and Maine facilities of $716 thousand, $242 thousand in inventory adjustments and $100 thousand in costs for a retainer and fees related to the engagement of an investment bank. These additional costs were partially offset by a $79 thousand favorable tax adjustment. The net after tax effect of these items was $651 thousand. When taking into account these items, net income rose $229 thousand or 15% in 2001 to $1.8 million from the $1.5 million recorded in 2000.

Year ended December 31, 2000 versus year ended December 31, 1999

Revenues: Net revenues increased $3.3 million or 15% in 2000 versus 1999. This increase was the result of a $3.5 million or 17% increase in product related revenues offset by a $208 thousand or 16% decrease in contract and other revenues. The growth in product revenues was primarily attributable to increases in sales of products in the food safety category, primarily in the fourth quarter (tests to detect genetic traits in genetically engineered plants) as sales in this category of products grew 21% from the levels achieved in 1999. This increase was due primarily to sales of the Company's products to detect the genetic traits in StarLink TM corn. Sales of the Company's Traitcheck Bt9 product exceeded 1 million tests, virtually all of which were sold in the fourth quarter of 2000. Revenues of antibody products grew 34% from the 1999 levels, due primarily to the full year inclusion of revenues from the HTI acquisition in February of 1999, and the OEM business of Atlantic Antibodies in May of 1999. These increases were partially offset by decreases in the Company's water quality category and decreases in sales of other products when compared to the 1999 revenues recorded in these categories. Revenues in the other products category in 1999 included sales of Macra Lp(a) testing kits, a product line which the Company sold in 1998, but for which sales under a manufacturing agreement with the buyer of the product occurred during 1999. There were no comparable sales in the year 2000. The decline in contract and other revenues was primarily the result of the Company's continued emphasis on internal research and development programs versus contractual sponsored research and development programs.

Operating Expenses: Operating expenses increased $3.4 million or 17% in 2000 to $23.6 million from $20.2 million in 1999, exclusive of the $3.5 million one-time charge in 1999 for acquired research and development as a result of the HTI acquisition. This increase was primarily attributable to an increase in the general business activity that occurred during the year and is described below.

Manufacturing expenses, which include the cost of products sold, increased $2.2 million or 24% in 2000 to $11.2 million from $9.1 million in 1999. This was primarily the result of the 17% increase in product related revenues in 2000 and additional manufacturing expenses associated with the ramp in production to meet the strong demand for StarLink tests. Throughout the fourth quarter, we were able to ship test kits without any significant customer backorders. We met this demand by increasing production to three shifts at certain times, particularly early in the quarter as we built inventories. By the end of the quarter, we were able to smooth out production and returned to a more normalized production schedule. We experienced price pressure in the food safety category later in the fourth quarter as competitors launched products.

Research and development expenses increased $482 thousand or 20% in 2000 to $2.9 million from $2.5 million in 1999. This increase was due to the Company's continuing investment in new product development for its food safety category of products (tests to detect genetic traits in genetically engineered plants) and the ongoing project expenses related to the Bayer AG sponsored drug level monitoring project.

Selling, general and administrative expenses increased $665 thousand or 8% in 2000 to $9.3 million from $8.7 million in 1999. This increase was primarily the result of increased selling and marketing costs in the food safety and antibody product categories.

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

Net Income: Net income decreased $418 thousand or 21%, (exclusive of the $5.3 million income tax benefit and the $3.5 million one-time acquired research and development charge in 1999, recorded in connection with the HTI acquisition). This decrease was primarily attributable to the income tax provision of $642 thousand for the year ended December 31, 2000, offset by a gain on sale of assets of $283 thousand from the sale of the Company's Macra Lp(a) product line, also recorded in the year 2000. Pre-tax net income (exclusive of the $3.5 million one-time acquired research and development charge) increased by $224 thousand or 11% to $2.2 million in 2000 from $2.0 million in 1999.

Liquidity and Capital Resources

The Company's working capital, which consists principally of cash and cash equivalents, accounts receivable and inventory, increased $1.5 million in 2001 to $11.9 million at December 31, 2001 from $10.4 million at December 31, 2000. This increase was primarily attributable to increases in the Company's cash and cash equivalents of $1 million and to lesser increases in accounts receivable and inventory accounts when compared to the prior year. Outstanding debt decreased $721 thousand from $3.2 million at December 31, 2000 to $2.5 million on December 31, 2001. On May 5, 2000, the Company entered into a financing agreement with a commercial bank, which provides for a $4 million term loan, of which approximately $1.6 million was outstanding at December 31, 2001, repayable over three years, and up to a $5 million revolving line of credit, of which no amount was outstanding at December 31, 2001. Proceeds from this financing retired substantially all of the Company's previous indebtedness. On December 13, 2001, the Company entered into an agreement with the same commercial bank to finance the construction of new facilities at its Windham, Maine location. This agreement provides for up to $1.5 million in construction financing, of which $948 thousand is outstanding at December 31, 2001 and is repayable over seven years, with principal payments to begin when construction is completed, or August 13, 2002, whichever is earlier.

Under the terms of the above financings, the Company is required to meet certain financial covenants including funded debt to EBITDA and EBITDA to current maturities of debt plus interest and taxes. At December 31, 2001, the Company is in compliance with all such covenants, and accordingly, the related debt is classified as long-term. As of March 28, 2002, that Company has determined that it will violate one of the covenants for the quarter ending March 31, 2002. Further, the Company has assessed it is also probable that it will violate certain financial covenants for other quarterly measurement dates during 2002. With the violation of the covenant on March 31, 2002, the commercial bank has the right to demand repayment of the debt. The Company is in the process of renegotiating the restrictive covenants with the commercial bank however, it has not reached a definitive agreement. As of March 28, 2002, the outstanding balance on this debt was approximately $2.1 million. The financing is secured by substantially all of the Company's assets. The Company is confident that it will be able to successfully negotiate a waiver of or modification to these covenants to cure any violations.

For the year ended December 31, 2001, the Company satisfied all of its cash requirements from cash available and on-hand, and from the financing agreements described above. At December 31, 2001, the Company had $1.2 million in long-term debt and stockholders' equity of over $26.7 million.

Contractual Obligations

We are committed to making cash payments in the future on two types of contracts: our long-term indebtedness and leases. We have no off-balance sheet debt or other such unrecorded obligations and we have not guaranteed the debt of any other party. Below is a schedule of the future payments that we were obligated to make based on agreements in place as of December 31, 2001. This schedule excludes an obligation in connection with the acquisition of HTI Bio-Products Inc. to pay a percentage of net sales of certain products over the three-year period from February 26, 1999 to February 25, 2002, not to exceed $3 million. Any payments under this agreement will be recorded as additional goodwill.

                                                       (in thousands)
                                                    Payments Due by Year
                                                                                           2006 and
                                Total         2002        2003        2004         2005      Beyond
----------------------------------------------------------------------------------------------------
Long-term debt (1)            $ 2,507        1,333         556         214          214         190
Operating leases (2)          $ 2,440          673         409         343          352         663
Construction related          $   205          205           -           -            -           -
----------------------------------------------------------------------------------------------------

Total contractual
cash obligations              $ 5,152        2,211         965         557          566         853
====================================================================================================

(1) See discussion in Note 7 of the Notes to the Consolidated Financial Statements for additional information on our long-term debt.
(2) See discussion of operating leases in Note 10 of the Notes to the Consolidated Financial Statements.

The Company believes it has, or has access to sufficient resources to meet these contractual obligations and its operating requirements for the forseeable future. The Company currently has in place an agreement to borrow up to $5 million on a revolving line of credit, of which no amount is outstanding at December 31, 2001. The Company's ability to meet its capital requirements will depend on a number of factors, including the ability to meet the loan covenant requirements or obtain waivers necessary under its current debt agreements, the success of its current and future products, competitive and technological advances, future relationships with corporate partners, government regulation and the Company's marketing and distribution strategy. The Company's future capital requirements could change as a result of a number of factors including the focus and direction of its research and development program and the success of the Company's plan to make future acquisitions. Accordingly, no assurance can be given that the Company will be able to meet the future liquidity requirements that may arise from these inherent and similar uncertainties.

Accounting Standards

Potential Impact of Our Critical Accounting Policies - Our accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements. We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

Valuation of Accounts Receivable - Our accounts receivable as of December 31, 2001, 2000 and 1999, was net of an allowance for doubtful accounts of $215 thousand, $130 thousand, and $214 thousand, respectively. The recorded allowance is continually evaluated based on current market conditions, an analysis of customer specific facts and circumstances, and the size and composition of the overall portfolio. If receivables become uncollectable, we charge these write-offs against the allowance.

Valuation of Inventories - Our inventories, which consist primarily of test kit components, bulk serum and antibody products are valued at the lower of cost or market. Cost is determined using the first in, first out method. Realization of inventories is dependent upon the successful marketing of our products. We make judgments regarding the carrying value of our inventory based on current market conditions. Market conditions may change depending upon competitive product introductions and customer demand. If market conditions change or if the introduction of new products by us impacts the market for our previously released products we may be required to write-down the cost of our inventory.

Revenue Recognition - Product related sales are composed of the sale of immunoassay-based test kits and the sale of certain antibodies and immunochemical reagents. For 2001, 2000 and 1999 these sales represented 90%, 87% and 83% of total Company revenues, respectively. The sale of immunoassay-based test kits and certain antibodies and immunochemical and other reagents are recognized upon the shipment of the product and transfer of title or when related services are provided and when collection of any resulting receivable is reasonably assured.

Sales of certain antibodies and immunochemical reagents are recognized under the percentage of completion method and are recorded based on the percentage of costs or time incurred through the reporting date versus the estimate for the complete contract or project. For 2001, 2000 and 1999 these sales represented 7%, 9% and 11% of total revenues, respectively.

Contract revenues are recognized upon the completion of contractual milestones. For 2001, 2000 and 1999 these sales represented 3%, 4% and 6% of total revenues, respectively.

New Accounting Standards and Disclosures

In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and that certain acquired intangible assets in a business combination be recognized as assets separate from goodwill. SFAS No. 142 requires that goodwill and other intangibles that are determined to have an indefinite life are no longer to be amortized but are to be tested for impairment at least annually. SFAS No. 142 requires that an impairment test related to the carrying values of existing goodwill be completed within the first six months of 2002. Impairment losses on existing goodwill, if any, would be recorded as the cumulative effect of a change in accounting principle as of the beginning of 2002. SFAS No. 141 applied to the AZUR Acquisition, as described in Note 3 of the Notes to the Consolidated Financial Statements. We anticipate the adoption of Statement 142 will result in a reduction of goodwill amortization of approximately $123 thousand per year.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires an asset retirement obligation to be recorded at fair value during the period incurred and an equal amount recorded as an increase in the value of the related long-lived asset. The capitalized cost is depreciated over the useful life of the asset and the obligation is accreted to its present value each period. SFAS No. 143 is effective for us beginning January 1, 2003. We do not expect the adoption of SFAS No. 143 to have an impact on the financial position or results of operations of the Company.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 retains the requirement to recognize an impairment loss only where the carrying value of a long-lived asset is not recoverable from its undiscounted cash flows and to measure such loss as the difference between the carrying amount and fair value of the assets. SFAS No. 144, among other things, changes the criteria that have to be met to classify an asset as held-for-sale and requires that operating losses from discontinued operations be recognized in the period that the losses are incurred rather than as of the measurement date. SFAS No. 144 became effective beginning January 1, 2002. We do not expect the adoption of SFAS No. 144 to have an impact on the financial position or results of operations of the Company.

For further information related to new accounting standards and disclosures, see
Note 2 of the Notes to Consolidated Financial Statements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has exposure to changing interest rates, and is currently not engaged in hedging activities. Interest on approximately $2.5 million of outstanding indebtedness is at a variable rate of between 1.75% to 3% over the published London Interbank Offered Rate (LIBOR), based upon the Company's ratio of funded debt to EBITDA, and was 1.75% over LIBOR on average for the year. At the Company's current level of indebtedness, each 1% change in the variable interest rate will have an effect of $25 thousand on the Company's interest expense charges.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following consolidated financial statements and supplemental quarterly financial data of the Company and its subsidiaries are included as part of this Form 10-K:

                                                                                                                         Page
                                                                                                                         ----
Independent Auditors' Report ..............................................................................................F-1

Consolidated Balance Sheets as of December 31, 2001 and 2000...............................................................F-2

Consolidated Statements of Operations for each of the years
         in the three-year period ended December 31, 2001..................................................................F-3

Consolidated Statements of Stockholders' Equity and Comprehensive Income
         for each of the years in the three-year period ended December 31, 2001............................................F-4

Consolidated Statements of Cash Flows for each of the years
         in the three-year period ended December 31, 2001..................................................................F-5

Notes to Consolidated Financial Statements.................................................................................F-6

Quarterly Financial Data (unaudited).......................................................................................F-23

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

The Directors of the Registrant portion of this Item 10 is contained in the definitive Proxy Statement and is incorporated by reference into this Item 10 of
Part III.

The executive officers of the Company, their positions with the Company ages and a brief biography are as follows:

         Name                               Age                        Position
         ----                               ---                        --------
         Richard C. Birkmeyer               48                         President and Chief Executive Office
         Arthur A. Koch, Jr.                48                         VP - Finance and Chief Operating Officer
         Martha C. Reider                   47                         VP - Quality Assurance/Human Resources
         James W. Stave, Ph.D.              47                         VP - Research and Development
         James J. Donovan                   41                         VP - Sales and Marketing

Richard C. Birkmeyer, age 48, cofounded SDI in 1990 and has served as its President and Chief Executive Officer and a director since its inception. Prior to founding SDI, Mr. Birkmeyer was employed by E.I. du Pont de Nemours ("DuPont") from 1983 to 1990, where he most recently served as Product Manager. Mr. Birkmeyer received a Ph.D. in Biochemistry/Immunology from the State University of New York at Binghamton and his BS in Biology from the State University of New York at Plattsburgh. In addition, Mr. Birkmeyer completed post-doctoral research in immunogenetics at Iowa State University.

Arthur A. Koch, Jr., age 48, joined the Company in April 1997 as Vice President
- Finance and Chief Financial Officer. In addition, in October 1998, Mr. Koch was appointed the Company's Chief Operating Officer. Prior to joining the Company, Mr. Koch was Vice President and Chief Financial Officer of Paracelsian, Inc., a publicly held biotechnology company. From 1992 to 1995, Mr. Koch was Vice President and Chief Financial Officer of IBAH, Inc., a publicly held contract clinical research corporation. Mr. Koch received a BA in Business Administration from Temple University and is a Certified Public Accountant.

Martha C. Reider, age 47, co-founded SDI in 1990 and served as Vice President - Manufacturing and Secretary from its inception through 1998. In 1998 Ms. Reider was appointed Vice President Quality Assurance/Human Resources. Ms. Reider continues to serve as the Corporate Secretary. From inception to December 30, 1996, Ms. Reider was a director of SDI. Prior to founding SDI, Ms. Reider worked for DuPont from 1976 to 1990 where she most recently served as supervisor of Quality Control and Quality Assurance. Ms. Reider received her BA in Biological Sciences from Ohio Northern University.

James W. Stave, age 47, joined SDI in March 1991 as a research group leader. Subsequently, Dr. Stave was promoted to director of Research and Development. In October 1993, Dr. Stave was promoted to Vice President - Research and Development. Prior to joining SDI, Dr. Stave worked for DuPont, Molecular Genetics, Inc. and the U.S. Department of Agriculture. Dr. Stave received his Ph.D. in Microbiology from the University of Maryland and his B.S. in Biology from Michigan Technological University.

James J. Donovan, age 41, joined SDI in December 1996 as a regional sales manager for the water quality business unit. He was appointed Vice President - Sales and Marketing in October 2001. Prior to joining SDI, Mr. Donovan was regional sales manager at Ohmicron Environmental Diagnostics Company, which was acquired by SDI in 1996. From 1980-1992, Mr. Donovan was business development manager at Quantix Systems Inc., formerly Agri-Diagnostics Associates, a producer of agricultural diagnostic tests. Mr. Donovan received his BS in Packaging Management from the Rochester Institute of Technology.

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


      3.  Exhibits

                                                                                                           Previous
Exhibit                                                                                                     Exhibit
Number                                                                                                      Number
------                                                                                                      ------
2.1      Agreement and Plan of Merger among the Company, Azur Acquisition Corp.
         And AZUR Environmental dated May 4, 2001.                                                        (1)

3.1      Fourth Amended and Restated Certificate of Incorporation of the Company                          (2)        4.1

3.2      Certificate of Powers, Designations, Preferences and Rights of the Series C                      (1)
         Convertible Preferred Stock of the Company filed with the Secretary of the
         State of Delaware on September 27, 2001.

3.3      Amended and Restated Bylaws of the Company                                                       (2)        4.2

4.1      Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2      Forms of Warrants to Purchase Common Stock of the Company                                        (2)        4.4

10.3     EnSys Environmental Products, Inc. 1993 Stock Incentive Plan*                                    (3)       10.17

10.4     Amended and Restated EnSys Environmental Products, Inc. 1995
         Stock Incentive Plan*                                                                            (4)

10.5     EnSys Environmental Products, Inc. 401(k) Plan Adoption
         Agreement                                                                                        (3)       10.18

10.11    Agreement and Plan of Merger by and between EnSys and Strategic                                  (2)        2.1
         Diagnostics Inc. dated as of October 11, 1996

10.14    Employment Agreement dated December 30, 1996 by and between                                      (7)       10.14
         Richard C. Birkmeyer and the Company*

10.15    Employment Agreement dated December 30, 1996 by and between                                      (7)       10.15
         Grover C.Wrenn and the Company*

10.16    Registration Rights Agreement dated December 30, 1996 between                                    (7)       10.16
         the Company and the stockholders listed therein


10.18    Industrial Lease dated October 26, 1993, by and between Tober &                                  (6)       10.18
         Agnew Properties, Inc. and Strategic Diagnostics Incorporated

10.21    Lease agreement dated October 29, 1997 by and between Pencader                                   (7)       10.21
         Courtyard, L.P. and Strategic Diagnostics Inc.

10.22    1998 Employee Stock Purchase Plan

10.23    Asset Purchase Agreeement dated as of May 11, 1999 by and among                                  (8)        2.1
         Strategic Diagnostics Inc., DiaSorin Inc., a Delaware corporation and
         Atlantic Antibodies, Inc., a Delaware corporation

10.25    Stock Purchase Agreement dated as of February 26, 1999 by and among                              (9)        2.1
         Strategic Diagnostics Inc. and Robert J. Harman, Michael M. Dale,
         Eric S. Bean and Sean Boyd

10.27    Loan Agreement between the Company and PNC Bank, Delaware,                                      (10)       10.1
         dated May 5, 2000

10.28    Line of Credit Note between the Company and PNC Bank, Delaware,                                 (10)       10.2
         dated May 5, 2000

10.29    Term Note between the Company and PNC Bank, Delaware,                                           (10)       10.3
         dated May 5, 2000

10.30    Reference is made to Exhibit 2.1

21.1     Subsidiaries of the Company

23.1     Consent of KPMG LLP

(1) Incorporated by reference to the designated exhibit of the Company's 10Q for the fiscal quarter ended September 30, 2001

(2) Incorporated by reference to the designated exhibit of the EnSys Registration Statement on Form S-4 ( No. 333-17505) filed on December 9, 1996.

(3) Incorporated by reference to the designated exhibit of the EnSys Registration Statement on Form S-1 ( No. 33-68440) filed on September 3, 1993.

(4) Incorporated by reference to Appendix F to the Joint Proxy
Statement/Prospectus contained in the EnSys Registration Statement on Form S-4 (No. 333-17505) filed on December 9, 1996.

(5) Incorporated by reference to the designated exhibit of the EnSys Form 10-K for the fiscal year ended December 31, 1994.

(6) Incorporated by reference to the designated exhibit of the EnSys Form 10-Q for the fiscal quarter ended March 31, 1996.

(7) Incorporated by reference to the designated exhibit of the Company's Form 10-K for the fiscal year ended December 31, 1996.

(8) Incorporated by reference to the designated exhibit of the Company's Form 10-K for the fiscal year ended December 31, 1997.

(9) Incorporated by reference to the identically numbered exhibit contained in the Company's Form 8-K filed on May 26, 1999

(10) Incorporated by reference to the identically numbered exhibit contained in the Company's Form 8-K filed on March 15, 1999

(11) Incorporated by reference to the designated exhibit of the Company's 10Q for the fiscal quarter ended June 30, 2000



*Management contract or compensatory plan.


(b)      Reports on Form 8-K

On October 25, 2001, the Company filed a report on Form 8-K, pursuant to Item 5 and Item 7 reporting the Company's financial results for the third quarter ended September 30, 2001.

On December 21, 2001, the company filed a report of Form 8-K pursuant to Item 5 and Item 7 providing a fourth quarter update and announcing that the Company had developed and commercialized a new, faster test for the detection of Roundup Ready herbicide tolerant trait in soybeans and the Cry9C Starlink insect resistant trait in corn.

                           INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Strategic Diagnostics Inc.:

We have audited the accompanying consolidated balance sheets of Strategic Diagnostics Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Strategic Diagnostics Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and certain provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001.

KPMG LLP


Philadelphia, Pennsylvania
February 19, 2002, except as
to the eighth paragraph of
Note 7, which is as of
March 28, 2002

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                   December 31,          December 31,
---------------------------------------------------------------------------------------------------------------------
                                                                                        2001                 2000
---------------------------------------------------------------------------------------------------------------------
 ASSETS
---------------------------------------------------------------------------------------------------------------------
 Current Assets:
      Cash and cash equivalents                                                          $ 2,379            $  1,288
      Receivables, net                                                                     4,737               4,298
      Inventories, net                                                                     7,639               6,844
      Deferred tax asset                                                                     861               1,070
      Other current assets                                                                   504                 216
---------------------------------------------------------------------------------------------------------------------
         Total current assets                                                             16,120              13,716
---------------------------------------------------------------------------------------------------------------------

 Property and equipment, net                                                               4,072               2,919
 Other assets                                                                                351                 438
 Deferred tax asset                                                                        6,875               5,463
 Intangible assets, net                                                                    4,716               4,019
---------------------------------------------------------------------------------------------------------------------
         Total assets                                                                    $32,134            $ 26,555
---------------------------------------------------------------------------------------------------------------------
 LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------
 Current Liabilities :
      Accounts payable                                                                   $ 1,620               $ 655
      Accrued expenses                                                                     1,236               1,176
      Deferred revenue                                                                         -                 162
      Current portion of long term debt                                                    1,333               1,339
---------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                         4,189               3,332
---------------------------------------------------------------------------------------------------------------------
 Long-term debt                                                                            1,174               1,889
---------------------------------------------------------------------------------------------------------------------
 Stockholders' Equity
      Preferred stock, $.01 par value, 17,500,000 shares authorized,
         no shares issued or outstanding                                                       -                   -
      Series A preferred stock, $.01 par value, 2,164,362 shares
         authorized, no shares issued or outstanding                                           -                   -
      Series B preferred stock,  $.01 par value, 556,286 shares
         authorized, no shares issued or outstanding                                           -                   -
      Series C preferred stock,  $.01 par value, 700,000 shares
         authorized, no shares issued or outstanding                                           -                   -
      Common stock, $.01 par value, 35,000,000 shares authorized,
         17,858,889 and 16,699,052 issued and outstanding
         at December 31, 2001 and December 31, 2000, respectively                            178                 167
      Additional paid-in capital                                                          31,114              26,814
      Accumulated deficit                                                                 (4,496)             (5,622)
      Cumulative translation adjustments                                                     (25)                (25)
---------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                       26,771              21,334
---------------------------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                                       32,134            $ 26,555
---------------------------------------------------------------------------------------------------------------------

      The accompanying notes are an integral part of these statements.

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                                                     Year Ended December 31,
--------------------------------------------------------------------------------------------------------------------------
                                                                              2001              2000              1999
--------------------------------------------------------------------------------------------------------------------------
 NET REVENUES:
--------------------------------------------------------------------------------------------------------------------------
      Product related                                                     $    28,497       $    24,773       $    21,225
      Contract and other                                                          874             1,101             1,309
--------------------------------------------------------------------------------------------------------------------------
         Total net revenues                                                    29,371            25,874            22,534
--------------------------------------------------------------------------------------------------------------------------
 OPERATING EXPENSES:
      Manufacturing                                                            14,512            11,287             9,078
      Research and development                                                  2,954             2,932             2,450
      Selling, general and administrative                                      10,290             9,333             8,668
      Acquired research and development                                             -                 -             3,500
--------------------------------------------------------------------------------------------------------------------------
         Total operating expenses                                              27,756            23,552            23,696
--------------------------------------------------------------------------------------------------------------------------

         Operating income (loss)                                                1,615             2,322            (1,162)

 Interest income (expense), net                                                   (33)             (415)             (372)

 Gain on sale of assets                                                            76               283                 -
--------------------------------------------------------------------------------------------------------------------------

 Income (loss) before taxes                                                     1,658             2,190            (1,534)
--------------------------------------------------------------------------------------------------------------------------

         Income tax expense (benefit)                                             512               642            (5,317)
--------------------------------------------------------------------------------------------------------------------------

 Net income                                                                     1,146             1,548             3,783
--------------------------------------------------------------------------------------------------------------------------

 Preferred stock dividends                                                         20                 -                32
--------------------------------------------------------------------------------------------------------------------------
 Net income
      applicable to common stockholders                                         1,126             1,548             3,751
--------------------------------------------------------------------------------------------------------------------------

 Basic income per share
      applicable to common stockholders                                   $      0.07       $      0.09       $      0.26
--------------------------------------------------------------------------------------------------------------------------

 Shares used in computing basic net income
      per share applicable to common stockholders                          17,008,000        16,585,000        14,374,000
--------------------------------------------------------------------------------------------------------------------------

 Diluted net income per share
      applicable to common stockholders                                        $ 0.06            $ 0.09            $ 0.22
--------------------------------------------------------------------------------------------------------------------------

 Shares used in computing diluted net income
      per share applicable to common stockholders                          17,642,000        17,466,000        17,088,000
--------------------------------------------------------------------------------------------------------------------------

 Pro forma amounts assuming new revenue recognition policy was applied retroactively (unaudited) (See Note 2)

 Net income applicable to common stockholders                             $         -       $         -       $     3,870

 Basic net income per share
     applicable to common stockholders                                    $         -       $         -       $      0.27

Diluted net income per share
     applicable to common stockholders                                    $         -       $         -       $      0.23
--------------------------------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these statements.

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                 (in thousands)

                                                      Series A      Series B       Series C             Additional
                                                     Preferred      Preferred      Preferred    Common    Paid-In      Accumulated
                                                       Stock          Stock          Stock      Stock     Capital        Deficit
-----------------------------------------------------------------------------------------------------------------------------------
Balance,
December 31, 1998                                      $ 22              -              -        133      23,946           (10,921)
-----------------------------------------------------------------------------------------------------------------------------------
Exercises of stock options, warrants
     and other                                            -              -              -          3         815                 -
Conversion of Series A Preferred
     Stock to Common Stock                              (22)             -              -         22           -                 -
Issuance of Series B Preferred Stock                      -              6              -          -       1,061                 -
Conversion of Series B Preferred
     Stock to Common Stock                                -             (6)             -          6           -                 -
Tax benefit of stock option exercises                     -              -              -          -         419                 -
Preferred stock dividend                                  -              -              -          -           -               (32)
Net and comprehensive income                              -              -              -          -           -             3,783
-----------------------------------------------------------------------------------------------------------------------------------
Balance,
December 31, 1999                                       $ -              -              -        164      26,241            (7,170)
-----------------------------------------------------------------------------------------------------------------------------------
Exercises of stock options, warrants
     and other                                            -              -              -          3         390                 -
Employee stock purchase plan                              -              -              -          -          58                 -
Acquisition of Envirol Product Line                       -              -              -          -          43                 -
Shares issued in connection with a
     marketing agreement                                  -              -              -          -          72                 -
Tax benefit of stock option exercises                     -              -              -          -          10                 -
Net and comprehensive income                              -              -              -          -           -             1,548
-----------------------------------------------------------------------------------------------------------------------------------
Balance,
December 31, 2000                                       $ -              -              -        167      26,814            (5,622)
-----------------------------------------------------------------------------------------------------------------------------------
Exercises of stock options, warrants
     and other                                            -              -              -          4         681                 -
Employee stock purchase plan                              -              -              -          -          62                 -
Shares issued in connection with
     purchase of AZUR Environmental                       -              -              7          -       2,982                 -
Conversion of Series C Preferred
     Stock to Common Stock                                                             (7)         7           -
Tax benefit of stock option exercises                                                   -          -         575                 -
Preferred stock dividend                                  -              -              -          -           -               (20)
Net and comprehensive income                              -              -              -          -           -             1,146
-----------------------------------------------------------------------------------------------------------------------------------
Balance,
December 31, 2001                                       $ -              -              -        178      31,114            (4,496)
===================================================================================================================================

[RESTUB]

                                                   Cumulative
                                                   Translation
                                                   Adjustments     Total
--------------------------------------------------------------------------
Balance,
December 31, 1998                                       (25)     $ 13,155
--------------------------------------------------------------------------
Exercises of stock options, warrants
     and other                                            -           818
Conversion of Series A Preferred
     Stock to Common Stock                                -             -
Issuance of Series B Preferred Stock                      -         1,067
Conversion of Series B Preferred
     Stock to Common Stock                                -             -
Tax benefit of stock option exercises                     -           419
Preferred stock dividend                                  -           (32)
Net and comprehensive income                              -         3,783
--------------------------------------------------------------------------
Balance,
December 31, 1999                                       (25)     $ 19,210
--------------------------------------------------------------------------
Exercises of stock options, warrants
     and other                                            -           393
Employee stock purchase plan                              -            58
Acquisition of Envirol Product Line                       -            43
Shares issued in connection with a
     marketing agreement                                  -            72
Tax benefit of stock option exercises                     -            10
Net and comprehensive income                              -         1,548
--------------------------------------------------------------------------
Balance,
December 31, 2000                                       (25)     $ 21,334
--------------------------------------------------------------------------
Exercises of stock options, warrants
     and other                                            -           685
Employee stock purchase plan                              -            62
Shares issued in connection with
     purchase of AZUR Environmental                       -         2,989
Conversion of Series C Preferred
     Stock to Common Stock                                              -
Tax benefit of stock option exercises                     -           575
Preferred stock dividend                                  -           (20)
Net and comprehensive income                              -         1,146
--------------------------------------------------------------------------
Balance,
December 31, 2001                                       (25)     $ 26,771
==========================================================================

        The accompanying notes are an integral part of these statements.

                  STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                Twelve Months
                                                                                              Ended December 31,
------------------------------------------------------------------------------------------------------------------------
                                                                                       2001            2000        1999
------------------------------------------------------------------------------------------------------------------------
 Cash Flows from Operating Activities:
 Net income                                                                         $ 1,146         $ 1,548     $ 3,783
      Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization                                                  927             903         989
         Deferred income tax provision                                                  425             594      (5,372)
         Gain on sale of assets                                                         (76)           (283)          -
         Acquired in-process research and development                                     -               -       3,500
 (Increase) decrease in:
      Receivables                                                                       491           1,723      (1,590)
      Inventories                                                                      (355)         (1,320)     (1,720)
      Other current assets                                                             (239)             65         270
      Other assets                                                                       15              (7)        390
 Increase (decrease) in:
      Accounts payable                                                                  965            (720)         18
      Accrued expenses and taxes payable                                               (375)            403        (225)
      Deferred revenue                                                                 (162)              -         151
------------------------------------------------------------------------------------------------------------------------
 Net cash provided by operating activities                                            2,762           2,906         194

 Cash Flows from Investing Activities:
      Purchase of property and equipment                                             (1,773)           (237)       (398)
      Proceeds from sale of land                                                        330               -           -
      Purchase of intangible assets                                                       -               -        (316)
      Proceeds from sale of intangible assets                                             -             663           -
      Short-term investment activity                                                      -               -       3,990
      Net cash paid in acquisition of AZUR Environmental                               (234)              -           -
      Net cash paid in acquisition of HTI                                                 -               -      (8,180)
      Net cash paid in acquisition of ATAB                                                -               -      (3,150)
------------------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) investing activities                                 (1,677)            426      (8,054)

 Cash Flows from Financing Activities :
      Proceeds from exercise of stock options                                           685             393         818
      Proceeds from employee stock purchase plan                                         62              58           -
      Proceeds from  issuance of long term debt                                         948           6,356       9,000
      Debt issuance costs                                                                 -             (41)          -
      Preferred dividends                                                               (20)              -         (32)
      Repayments on financing obligations                                            (1,669)        (11,301)     (1,299)
------------------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) financing activities                                      6          (4,535)      8,487

 Net increase (decrease) in Cash and Cash Equivalents                                 1,091          (1,203)        627

 Cash and Cash Equivalents, Beginning of Year                                         1,288           2,491       1,864
------------------------------------------------------------------------------------------------------------------------

 Cash and Cash Equivalents, End of Year                                             $ 2,379         $ 1,288     $ 2,491
------------------------------------------------------------------------------------------------------------------------

 Supplemental Cash Flow Disclosure:

      Cash paid for taxes                                                               230             122          20

      Cash paid for interest                                                            165             409         505
------------------------------------------------------------------------------------------------------------------------

 Non-cash investing and financing activity:

      Common stock issued for the purchase of Envirol products                            -              43           -

      Series B Preferred Stock issued for the acquisition of
      HTI Bio-Products, Inc.                                                              -               -       1,067

      Series C Preferred Stock issued (subsequently converted
      to common stock) for the acquisition of AZUR Environmental                      2,989               -           -
------------------------------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these statements

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001
                                -----------------
                 (in thousands, except share and per share data)


1.       BACKGROUND:

Business

Strategic Diagnostics Inc. and its subsidiaries (the "Company") develops, manufactures and markets immunoassay-based test kits for rapid and cost-effective detection of a wide variety of substances in the food safety and water quality markets through its test kit segment. Through its antibody segment, the Company also provides antibody and immunoreagent research and development production services.

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CERTAIN BALANCE SHEET
         INFORMATION:

Accounts Receivable

As of December 31, 2001, 2000 and 1999, the allowance for doubtful accounts was $215, $130 and $214, respectively. In 2001, 2000 and 1999, approximately $9, $42 and $64 of write-offs were charged to this allowance in each of the respective years. If receivables become uncollectable, the Company's policy is to charge these write-offs against the allowance. The Company continually reviews the realizability of its receivables and charges current period earnings for the amount deemed unrealizable. At December 31, net accounts receivable consisted of the following:

                                                              2001              2000             1999
-------------------------------------------------------------------------------------------------------------
Accounts receivable                                     $      4,341       $      3,693     $      5,539
Unbilled accounts receivable                                     396                605              482
-------------------------------------------------------------------------------------------------------------
                                                        $      4,737       $      4,298     $      6,021
-------------------------------------------------------------------------------------------------------------

A summary of the activity in the allowance for doubtful accounts for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                              2001              2000               1999
-------------------------------------------------------------------------------------------------------------
Balance, January 1                                      $        130       $        214     $         97
-------------------------------------------------------------------------------------------------------------
Additions - charged to costs and expenses                         71                  -              156
Additions - reserves acquired in business combinations            23                  -               25
Deductions - reductions to reserve and expense                     -                (42)               -
Deductions - written off as uncollectable                         (9)               (42)             (64)
-------------------------------------------------------------------------------------------------------------
Balance, December 31                                    $        215       $        130     $        214
-------------------------------------------------------------------------------------------------------------

Inventories

The Company's inventories, which consist primarily of test kit components, bulk serum and antibody products are valued at the lower of cost or market. Cost is determined using the first in, first out method. Realization of the Company's inventories is dependent upon the successful marketing of its products. At December 31, inventories consisted of the following:

                                                               2001              2000             1999
-------------------------------------------------------------------------------------------------------------
  Raw materials                                           $      3,030       $     2,945      $     2,258
  Work in progress                                               1,398             1,620              804
  Finished goods                                                 3,211             2,279            2,462
-------------------------------------------------------------------------------------------------------------
  Net inventories                                         $      7,639       $     6,844      $     5,524
-------------------------------------------------------------------------------------------------------------

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

Revenue Recognition

Product related revenues are composed of the sale of immunoassay-based test kits and the sale of certain antibodies and immunochemical reagents. For 2001, 2000 and 1999 these sales represented 90%, 87% and 83% of total Company revenues, respectively. The sale of immunoassay-based test kits and certain antibodies and immunochemical reagents are recognized upon the shipment of the product and transfer of title or when related services are provided.

Sales of certain antibodies and immunochemical reagents are recognized under the percentage of completion method and are recorded based on the percentage of costs or time incurred through the reporting date versus the estimate for the complete contract or project. For 2001, 2000 and 1999 these sales represented 7%, 9% and 11% of total Company revenues, respectively.

Contract revenues are recognized upon the completion of contractual milestones. For 2001, 2000 and 1999 these sales represented 3%, 4% and 6% of total Company revenues, respectively.

Technology access fees are deferred and amortized over the term of the related contract. During the year ended December 31, 2000, in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, the Company changed certain revenue recognition policies related to technology access fees included in contract and other revenues in the accompanying financial statements. There was no impact of this change in either the years 2001 or 2000. The impact of this change in the year 1999 on a pro forma basis is shown on the statements of operations.

Stock-Based Compensation

The Company discloses information relating to stock-based compensation awards in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, ("SFAS 123"), and has elected to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25"), to such compensation awards. Under the Company's employee share option plans, the Company grants employee and outside director stock options at an exercise price equal to the fair market value at the date of grant. No compensation expense is recorded with respect to such stock option grants. Compensation expense with respect to stock awards granted to all others is measured based upon the fair value of such awards and is charged to expense over the vesting period.

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

Listed below are the basic and diluted share calculations for the years ended December 31, 2001, 2000 and 1999.

                                                                                          Twelve Months Ended
                                                                                             December 31,
                                                                               2001              2000               1999
                                                                             ----------        ----------         ----------
Average common shares outstanding                                            17,007,868        16,584,579         14,373,869

Shares used in computing basic net income
per share                                                                    17,007,868        16,584,579         14,373,869
                                                                             ==========        ==========         ==========

Series A preferred stock                                                              -                 -          1,486,825

Series B preferred stock                                                              -                 -            190,637

Series C preferred stock                                                         67,308                 -                  -

Stock options                                                                   565,979           821,544            894,452

Warrants                                                                          1,040            59,577            142,454
                                                                             ----------        ----------         ----------

Shares used in computing diluted net income
per share                                                                    17,642,195        17,465,700         17,088,237
                                                                             ==========        ==========         ==========



In the second quarter of 1999, 556,286 shares of the Company's Series B preferred stock were converted by their terms into 556,286 shares of the Company's common stock. During the third quarter of 1999, 2,164,362 shares of the Company's Series A preferred stock were converted by its holders into 2,164,362 shares of the Company's common stock. During the fourth quarter of 2001, 700,000 shares of the Company's Series C preferred stock were automatically converted by their terms into 700,000 shares of the Company's common stock.

Comprehensive Income

Comprehensive income (loss) is comprised of net income (loss) and net unrealized gains (losses) on securities and is presented in the consolidated statements of changes in stockholders' equity.

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include those made in connection with assessing the valuation of accounts receivable and inventories. Actual results could differ from those estimates.

Statements of Cash Flows

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

New Accounting Pronouncements

The Company adopted the provisions of FASB Statement No. 141, Business Combinations, which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement No. 142, Goodwill and Other Intangible Assets, which is effective January 1, 2002, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

Furthermore, any goodwill and any intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 have not been amortized, but have been evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Statement 141 requires, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

The Company anticipates the adoption of Statement 142 will result in a reduction of goodwill amortization of approximately $123 per year.

FASB Statement No. 143, Accounting for Asset Retirement Obligations (Statement No. 143) which was released in August 2001, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. Statement No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and or normal use of the assets. The enterprise is also required to record a corresponding increase to to the carrying amount of the related long-lived asset (i.e., the associated asset retirement cost) and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. Because of the extensive use of estimates, most enterprises will record a gain or loss when they settle the obligation. The Company is required to adopt Statement No. 143 for its fiscal year beginning January 1, 2003 and it is not expected to have an impact on the financial position or results of operations of the Company.

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

3. MERGERS AND ACQUISITIONS:

On February 26, 1999, the Company completed the acquisition of HTI Bio-Products Inc. (HTI), a privately held manufacturer of custom and proprietary antibody products and services located near San Diego, California. The acquisition was accounted for using the purchase method of accounting. Under the terms of the agreement to acquire HTI, the Company paid approximately $8,400 in cash and issued 556,286 shares of Series B preferred stock, with a fair market value of approximately $1,100, as determined by an independent valuation firm, Howard Lawson & Co. Under the terms of the agreement, on June 16, 1999, such shares were converted into the Company's common stock on a 1 to 1 basis. The Company is also obligated to pay a percentage of net sales of certain products over the three-year period February 26, 1999 to February 25, 2002, not to exceed $3,000. These amounts will be recorded as additional goodwill, when and if paid. As of December 31, 2001, approximately $72 has been recorded as additional goodwill under this agreement. Approximately $6,000 of acquisition financing was provided by a commercial bank under a term loan, with the balance coming from existing cash on hand.

The Series B preferred stock was valued by an independent third party, Howard Lawson & Co. In valuing the Series B preferred stock, Howard Lawson & Co. assumed that as convertible securities, they represented both a nonconvertible fixed income security and a call option on the common stock of the Company. Accordingly, the Series B preferred stock was valued as straight preferred stock with an embedded option on the stock of the Company. Howard Lawson & Co. performed an analysis of comparable publicly traded securities to determine the straight preferred stock value taking into account the fixed charge and liquidation coverage ratios for the Company and for companies issuing comparable publicly traded straight preferred stock. The embedded option was valued using the Black-Scholes options pricing model. The combined values resulted in a valuation of $1.92 per share, or approximately $1,100 in the aggregate for the Series B preferred stock.

The acquisition financing consisted of a five-year term loan (the "Term Loan") with monthly amortization of equal principal payments plus interest. Interest on $3,000 of original principal amount was at a fixed rate of interest of 8.96% per annum, and the remaining principal bore interest at a variable rate of 3% over the published London Interbank Offered Rate ("LIBOR"). Also under the terms of the financing, the Company was required to meet certain financial covenants including debt to net worth, minimum cash flows and no dividends or distributions were to be paid on account of the Company's common stock. On May 5, 2000, the Company refinanced substantially all of its existing debt, and as of December 31, 2001, the Company was in compliance with all debt covenants under its new financing agreement (see Note 7, Debt).

The Company recorded expenses of $3,500 of in-process research and development in the quarter ended March 31, 1999. This amount represented an allocation of the purchase price of HTI to two primary projects (Troponin I and Human Red Blood Cell) and nine others that were under development but were not launched commercially because the development was not complete. Because technological feasibility had not been established and there was no assurance that the customers who assisted in the development would succeed in the marker being diagnostically significant, and no alternative use had been determined, the entire amount of in-process research and development was expensed. The identified research and development consisted of in process projects for the development of eleven antibodies, as listed below:

Troponin I             Fatty Acid Binding Protein     Cystatin C
Human Red Blood Cell   cAMP                           Brain Natriuretic Peptide
Serum Amyloid A        cGMP                           Phosphorylated Amino Acids
Phosphorylated Tau     APE

At this time, each of the antibodies is commercially available.

The Company commissioned an appraisal of these in-process research and development projects by an independent firm, Howard Lawson & Co., familiar with such appraisals. This independent appraisal valued the in-process research and development projects at $3,500 by considering the nature and history of HTI's business, a description of the in-process research and development assets, the general economic outlook, the outlook for the antibody production industry, the expected future cash flows of the products and usage of a discounted cash flow analysis. The average completion stage of the products was estimated at 93% and a 20% discount rate was used in computing the present value of the future cash flows of the products.

On May 11, 1999, the Company completed the acquisition of the operating assets of the OEM business of Atlantic Antibodies of Windham, Maine, one of the first suppliers of custom and high-volume, bulk polyclonal antibodies for use in diagnostic test kits and research. The acquisition was accounted for using the purchase method of accounting. This unit serves a wide range of customers including pharmaceutical, biotechnology, diagnostic companies and major research centers in the United States and the Pacific Rim. Under the terms of the agreement to acquire the operating assets of the OEM business of Atlantic Antibodies, the Company paid $3,200 in cash, and made a deferred payment of $150 on December 7, 2000. A commercial bank provided $3,000 of long-term acquisition financing under the Term Loan (see Note 7, Debt).

The Company acquired certain assets of Envirol, Inc., a private company located in Logan, Utah on May 12, 2000. Pursuant to the terms of the asset purchase agreement, the Company acquired Envirol's TCE and PCP test kit product lines for consideration consisting of (i) a cash payment of $35 (ii) the issuance of 10,000 shares of common stock with a fair value of $43 based on the last reported sales price of the common stock on the closing date of the transaction, and (iii) the payment of a continuing royalty to Envirol for ten years, at a rate of 10% of purchased product sales for the first $125, and a rate of 4% of purchased product sales for the remainder of the royalty term. The continuing royalty payments are being expensed as incurred.

On September 28, 2001 the Company acquired AZUR Environmental (AZUR), a privately held manufacturer of proprietary rapid test systems, including the Microtox(R) Toxicity Test System, which measures toxicity in drinking and process water, formerly located in Carlsbad, California. Under the terms of the merger agreement, the Company issued 700,000 shares of Series C preferred stock, with a fair market value of approximately $3,000 as determined by an independent valuation firm, Fleet M&A Advisors. Each preferred share was convertible into common shares at any time at the option of the holder, and automatically when the closing price of the Company's common stock was $6.00 or more for a period of twenty consecutive trading days. The closing price of the Company's common stock was $6.00 or more for each of the twenty trading days from October 8, 2001 through and including November 2, 2001. As a result, on November 2, 2001, the 700,000 Series C preferred shares were automatically converted to 700,000 shares of the Company's common stock. The Series C preferred shares also had a liquidation value of $6.00 per share and carried a cumulative cash dividend of $.30 per share through the date of automatic conversion.

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

Unaudited Pro Forma Combined Results of Operations

The following unaudited pro forma statement of operations data gives effect to the HTI transaction, which was accounted for using the purchase method of accounting, as if the HTI purchase had occurred on January 1, 1999, and includes certain adjustments, including amortization of goodwill, increased interest expense and preferred stock dividends related to the HTI purchase. The 1999 pro forma results exclude $3.5 million of in-process research and development expenses incurred in connection with the HTI transaction. The ATAB, AZUR and Envirol Inc. transactions were not material and therefore pro forma results are not presented for these acquisitions. In the period from September 11, 2001 through December 31, 2001, the Company sold approximately 40 Microtox(R) units resulting in revenues of approximately $1,300, for the units and their attendant consumables.

Listed below are the pro forma results of the Company for the year ended December 31, 1999:

Unaudited Pro Forma Combined Results of Operations
(unaudited in thousands)                                      Year Ended
                                                              December 31,
--------------------------------------------------------------------------
                                                                 1999
--------------------------------------------------------------------------
Revenues                                                       $ 23,317
--------------------------------------------------------------------------
Income before non-recurring charges directly
attributable to the HTI acquisition                            $  6,865
--------------------------------------------------------------------------
Basic net income per share before non-recurring
charges directly attributable to HTI acquisition               $   0.48
--------------------------------------------------------------------------
Diluted net income per share before non-recurring
charges directly attributable to HTI acquisition               $   0.40
--------------------------------------------------------------------------

Supplemental Disclosure of Cash Flow Information:

The purchase price of HTI Bio-Products Inc., the operating assets of the OEM business of Atlantic Antibodies Inc. and AZUR Environmental was allocated as follows (in thousands):

HTI                                                            AZUR Environmental
---------------------------------------------------------      -------------------------------------------------
Cash                                             $   249       Cash                                     $   212
Other Assets                                       1,562       Other Assets                               1,419
Fixed Assets                                       1,004       Fixed Assets                                 300
Goodwill                                           4,044       Deferred Tax Asset                         1,100
In-process research & development                  3,500       Goodwill                                     881
Liabilities                                         (863)      Liabilities                                 (477)
---------------------------------------------------------      -------------------------------------------------

Total fair value                                 $ 9,496       Total fair value                         $ 3,435
---------------------------------------------------------      -------------------------------------------------

Cash Paid                                        $ 8,429       Cash Paid                                  $ 446

Series B Preferred Stock Issued                  $ 1,067       Series C Preferred Stock Issued          $ 2,989


ATAB
--------------------------------------------

Inventory                           $ 1,575
Land                                    360
Fixed Assets                          1,215
--------------------------------------------

Cash Paid                           $ 3,150
--------------------------------------------

4. PROPERTY AND EQUIPMENT:

As of December 31, property and equipment consisted of the following:

                                                        2001             2000
--------------------------------------------------------------------------------

Equipment                                           $   3,578         $   2,975
Buildings                                               1,740               990
Construction in progress                                  544                 -
Furniture and fixtures                                    166                79
Land                                                      456               710
Leasehold improvements                                    637               579
-------------------------------------------------------------------------------
Total property and equipment                        $   7,121         $   5,333

Less - accumulated depreciation and amortization       (3,049)           (2,414)
-------------------------------------------------------------------------------
Net property and equipment                          $   4,072         $   2,919
-------------------------------------------------------------------------------

Depreciation expense was $671, $604 and $559 in 2001, 2000 and 1999 respectively.

5. INTANGIBLE ASSETS:

                                               2001         2000          Lives
--------------------------------------------------------------------------------
Goodwill                                     $ 4,997      $ 4,044         7 - 20
Other                                            450          450         5 - 10
Less - accumulated amortization                 (731)        (475)
--------------------------------------------------------------------------------
Net intangible assets                        $ 4,716      $ 4,019
--------------------------------------------------------------------------------

Amortization of these intangible assets was $256, $299 and $451 in 2001, 2000 and 1999, respectively. In the fourth quarter of 1999, approximately $1,300 of net intangible assets were eliminated in accordance with SFAS 109.

6. ACCRUED EXPENSES:

As of December 31, accrued expenses consisted of the following:

                                                              2001       2000
--------------------------------------------------------------------------------
Royalties                                                    $  405    $  498
Accrued compensation                                            452       311
Accrued other                                                   269       297
Accrued purchases                                               110        70
--------------------------------------------------------------------------------
                                                             $1,236    $1,176
--------------------------------------------------------------------------------

7. LONG-TERM DEBT:

The Company entered into a financing agreement with a commercial bank during 1999, pursuant to which the Company borrowed a total of $9,000, in connection with the acquisitions of HTI and the operating assets of the OEM business of Atlantic Antibodies. The acquisition financing consists of a five-year term loan (the Term Loan) with monthly amortization of equal principal payments plus interest. Interest on $3,000 of original principal amount is at a fixed rate of interest of 8.96% per annum, and the remaining principal bears interest at a variable rate of 3% over the published London Interbank Offered Rate ("LIBOR"). Also under the terms of the financing, the Company was required to meet certain financial covenants including debt to net worth, minimum cash flows and no dividends or distributions may be paid on account of the Company's common stock.

The Company also maintained two term loans acquired in 1998, for the purchase of specific equipment and leasehold improvements. The maturities of these loans are 48 and 60 months. These notes were secured with Certificates of Deposit (CD) of $338 purchased by the Company and bore an interest rate of 1% over the purchased CD rate.

On May 5, 2000, the Company entered into a financing agreement with a commercial bank. This agreement provides for a $4,000 term loan, of which approximately $1,600 is outstanding at December 31, 2001, repayable over three years, and for up to a $5,000 revolving line of credit, based on eligible assets as described below. Proceeds from this financing retired substantially all of the Company's previous indebtedness, incurred in connection with the HTI and ATAB acquisitions described above (see Note 3, Mergers and Acquisitions).

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

On December 13, 2001 the Company entered into an agreement with a commercial bank to finance the construction of new facilities at its Windham, Maine location. This agreement provides for up to $1,500 in construction financing, of which $948 is outstanding at December 31, 2001, and is repayable over seven years, with principal payments to begin when construction is completed or August 13, 2002, whichever is earlier.

The construction loan bears a variable interest rate of between 2% and 3% over LIBOR, depending upon the ratio of the Company's funded debt to EBITDA (earnings before interest expense, income taxes, depreciation and amortization). Payments are due monthly, with equal amortization of principal payments plus interest.

Under the terms of the above financings, the Company is required to meet certain financial covenants including funded debt to EBITDA and EBITDA to current maturities of debt plus interest and taxes. At December 31, 2001, the Company is in compliance with all such covenants, and accordingly, the related debt is classified as long-term. As of March 28, 2002, that Company has determined that it will violate one of the covenants for the quarter ending March 31, 2002. Further, the Company has assessed it is also probable that it will violate certain financial covenants for other quarterly measurement dates during 2002. With the violation of the covenant on March 31, 2002, the commercial bank has the right to demand repayment of the debt. The Company is in the process of renegotiating the restrictive covenants with the commercial bank however, it has not reached a definitive agreement. As of March 28, 2002, the outstanding balance on this debt was approximately $2.1 million. The financing is secured by substantially all of the Company's assets.

Listed below is a schedule of the payments required under the Company's long-term indebtedness.

        2002                                                  $  1,333
        2003                                                       556
        2004                                                       214
        2005                                                       214
        2006                                                       190
        --------------------------------------------------------------
                                                                 2,507
        Less - current portion of long-term debt obligations    (1,333)
        --------------------------------------------------------------
        Long-term debt                                        $  1,174
        --------------------------------------------------------------

Interest expense was $146, $499 and $565 in 2001, 2000 and 1999 respectively.

8. STOCK OPTIONS:

The Company has two stock option plans (the "1993 Plan" and the "2000 Plan") which authorize the granting of incentive and nonqualified stock options to officers, key employees, directors and consultants. Incentive stock options are granted at not less than 100% of fair market value at the date of grant (110% for stockholders owning more than 10% of the Company's common stock). Nonqualified stock options are granted at not less than 85% of fair market value at the date of grant. All previously issued options were converted into the 2000 Plan. A maximum of 3,200,000 shares of common stock are issuable under the 2000 Plan.

Certain additional options have been granted outside the plans. These options generally follow the provisions of the 2000 Plan. Information with respect to the stock options granted under the plans and options granted separately from the plans is summarized as follows:

                                                                                        Aggregate
                                                 Number             Price Range          Proceeds
--------------------------------------------------------------------------------------------------
Balance, December 31, 1998                      1,728,633        $0.19 -      $3.25        $3,456
--------------------------------------------------------------------------------------------------

Granted                                           371,000        $2.31 -      $4.69        $1,020
Cancelled                                         (18,000)       $2.63 -      $2.63          ($47)
Exercised                                        (368,918)       $0.19 -      $3.25         ($818)
--------------------------------------------------------------------------------------------------

Balance, December 31, 1999                      1,712,715        $0.19 -      $4.69        $3,611
--------------------------------------------------------------------------------------------------

Granted                                           278,000        $2.50 -      $7.63        $1,899
Cancelled                                        (115,500)       $2.31 -      $4.69         ($236)
Exercised                                        (176,575)       $0.19 -      $3.25         ($393)
--------------------------------------------------------------------------------------------------

Balance, December 31, 2000                      1,698,640        $0.19 -      $7.63        $4,881
--------------------------------------------------------------------------------------------------

Granted                                           463,750        $3.46 -      $6.60        $2,116
Conversion of stock options acquired               51,033       $20.13 -     $80.52        $1,107
Cancelled                                        (138,750)       $4.69 -      $6.94         ($956)
Exercised                                        (375,823)       $0.19 -      $3.96         ($685)
--------------------------------------------------------------------------------------------------

Balance, December 31, 2001                      1,698,850        $0.19 -     $80.52        $6,463
--------------------------------------------------------------------------------------------------

As of December 31, 2001, options covering 1,024,851 shares were exercisable with an aggregate exercise price of $3.29 and 664,249 shares were available for future grant under the plans. For options granted at less than fair market value, the Company recognizes as deferred compensation the excess of the deemed value for accounting purposes of the common stock issuable upon the exercise of options over the aggregate exercise price of such options. The deferred compensation is amortized over the vesting period of the options.

                                      Options Outstanding                   Options Exercisable
                       ------------------------------------------------  ----------------------------
                                                 Weighted Average
                           Options      -------------------------------                  Wtd. Average
      Range of           Outstanding        Remaining         Exercise       Options       Exercise
   Exercise Prices       At 12/31/01     Contractual Life      Price       Exercisable      Price
--------------------   ---------------  -----------------   -----------  ---------------  -----------
$ 0.19  -     $ 0.64          73,955       2.5  Years          $ 0.46         73,955        $ 0.46
$ 1.88  -     $ 2.63         771,362       5.0  Years          $ 2.15        734,362        $ 2.13
$ 2.88  -     $ 4.69         545,250       8.4  Years          $ 3.58        119,938        $ 3.05
$ 5.17  -     $ 7.63         257,250       9.0  Years          $ 6.65         45,563        $ 6.67
$20.13  -     $80.52          51,033       0.5  Years          $21.70         51,033        $21.20
---------------------  --------------  -----------------   -----------   --------------  ------------
$ 0.19  -     $80.52       1,698,850       6.5  Years          $ 3.80      1,024,851        $ 3.29
=====================  ==============  =================   ===========   ==============  ============

Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards, the Company's net income applicable to common stockholders for 2001, 2000 and 1999 would have been $694, $946 and $3,295 and diluted net income per share applicable to common stockholders would have been $.04, $.05, and $.19, respectively.

The weighted average fair value at the date of grant for options granted during 2001, 2000 and 1999 is estimated at $3.47, $5.65 and $2.76 per share, respectively, using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes model are as follows: dividend yield of 0%, expected volatility of 101% in 2001, 98% in 2000 and 118% in 1999, risk-free interest rate of 4.34% in 2001, 5.75% in 2000 and 6.14% in 1999, and an expected option life of 5 years in 2001, 2000 and in 1999.

9. SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION:

The Company has two reportable segments. The Test Kit segment, which includes AZUR, develops, manufactures and markets immunoassay-based test kits for rapid, cost-effective detection of a wide variety of different analytes in two primary market categories: food safety and water quality.

The Antibody Segment, Strategic BioSolutions (SBS), includes TSD BioServices, HTI and the acquired operating assets of the OEM business of Atlantic Antibodies. These businesses provide fully integrated polyclonal and monoclonal antibody development and large scale manufacturing services to pharmaceutical and medical diagnostic companies.

    Geographic:

    Net Revenues                            2001        2000       1999
    ---------------------------------------------------------------------

    United States                          $22,260     $21,582    $19,150
    Rest of the World                        7,111       4,292      3,384
    ---------------------------------------------------------------------
    Total                                  $29,371     $25,874    $22,534
    ---------------------------------------------------------------------


There were no individual countries outside of the United States that represented more than 10% of the total revenues of the Company. There are no significant long-lived assets located outside the United States.

Information about Major Customers:

In 2001 Aventis Cropscience USA L.P. accounted for 15% of the Company's revenues. In 2000 and 1999, no single customer accounted for 10% or more of the Company's revenues.

Reportable Segments:

For reporting purposes a "pro-rata" share of common costs is allocated among the antibody segment by the test kit segment. Segment profit is based on income before income taxes excluding the $3,500 one-time charge for in-process research and development in connection with the acquisition of HTI in 1999.

Segment Information:                                                 Test Kits       Antibody            Total
2001           Revenues                                               $ 18,788        $10,583          $ 29,371
               Segment profit                                            1,614             44             1,658
               Segment assets                                           19,779         12,355            32,134
               Depreciation and amortization                               395            532               927
               Capital expenditures                                        385          1,388             1,773

2000           Revenues                                               $ 15,224        $10,650          $ 25,874
               Segment profit                                            1,176          1,014             2,190
               Segment assets                                           15,195         11,360            26,555
               Depreciation and amortization                               362            541               903
               Capital expenditures                                        237              -               237

1999           Revenues                                               $ 14,609        $ 7,925          $ 22,534
               Segment profit                                            2,157           (191)            1,966
               Segment assets                                           18,441         11,231            29,672
               Depreciation and amortization                               621            368               989
               Capital expenditures                                        398              -               398

10. COMMITMENTS AND CONTINGENCIES:

The Company leases its office and manufacturing facilities and other equipment under operating leases. Rent expense for the years ended December 31, 2001, 2000 and 1999, was $824, $807 and $684, respectively. Future commitments under these non-cancellable leases at December 31 are as follows:

                        2002                              $   673
                        2003                                  409
                        2004                                  343
                        2005                                  352
                        2006                                  327
                        2007 and thereafter                   336
                        ------------------------------------------
                                                          $ 2,440
                        ------------------------------------------

The Company is party to various claims arising in the ordinary course of business. Although the ultimate outcome of these matters is presently not determinable, management, after consultation with legal counsel, does not believe that the outcome of these matters will have a material adverse effect on the Company's financial position or results of operations.


The Company has construction-related commitments in connection with its Maine facility of $205 in 2002.

11. RETIREMENT SAVINGS PLAN:

In 1992, the Company instituted a retirement savings plan qualified under
Section 401(k) of the Internal Revenue Code. The plan allows for eligible employees to contribute a portion of their gross wages to the plan. The Company matches employees' contributions on a 50% basis up to 6% of gross wages. In 2001, 2000 and 1999, the Company recognized expense of $155, $142 and $104 respectively, associated with this plan.

12. INCOME TAXES:

The income tax expense (benefit) consists of the following (in thousands):

                                                   2001        2000        1999
--------------------------------------------------------------------------------
 Federal          current                        $   34       $   12    $    40
                  deferred                          452          644     (5,149)
--------------------------------------------------------------------------------
                                                    486          656     (5,109)
--------------------------------------------------------------------------------
 State            current                            53           36         15
                  deferred                          (27)         (50)      (223)
--------------------------------------------------------------------------------
                                                     26          (14)      (208)
--------------------------------------------------------------------------------
 Foreign          current                             -            -          -
                  deferred                            -            -          -
--------------------------------------------------------------------------------
Total                                            $  512       $  642    $(5,317)
================================================================================

The following table summarizes the significant differences between the U.S. Federal statutory rate and the Company's effective tax rate for financial statement purposes:

                                                         2001             2000             1999
------------------------------------------------------------------------------------------------
Statutory tax rate                                      34.0%             34.0%           (34.0%)
State taxes, net of U.S. Federal benefit                 3.5%              5.0%             0.6%
Utilization of state NOL not previously recorded        (2.6%)               -                -
Changes in net valuation reserve                           -             (11.2%)         (316.3%)
Research and development credits                        (3.6%)               -                -
Other, net                                              (0.4%)             1.5%             3.1%
------------------------------------------------------------------------------------------------

Total                                                   30.9%             29.3%          (346.6%)
================================================================================================

Significant components of the Company's deferred tax assets as of December 31 are as follows:

                                                2001        2000        1999
-----------------------------------------------------------------------------

Net operating loss carryforwards              $ 8,640     $ 5,008     $ 5,925
Credit carryforwards                              217         129          40
Amortization and depreciation                   1,970       1,938       2,076
Non-deductible reserves                           100         176         118
Inventory costs not currently deductible          148         254         130
-----------------------------------------------------------------------------

Total deferred tax assets                      11,075       7,505       8,289

Valuation allowance                            (3,339)       (972)     (1,218)
-----------------------------------------------------------------------------

 Net deferred tax assets                      $ 7,736     $ 6,533     $ 7,071
=============================================================================

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2001.

In the fourth quarter of 1999, management concluded that it was more likely than not that the Company would realize the tax benefits associated with its federal deferred tax assets and a portion of its state deferred tax assets and recorded a deferred tax benefit. This conclusion was based upon the evidence of profits for the consecutive quarters beginning January 1, 1999 and ending December 31, 1999. Also the Company had completed two acquisitions in 1999, which began contributing to the consolidated results of operations and were expected to do so in the future.

The entire valuation allowance was not reduced as management concluded in the fourth quarter of 1999 that a reserve should remain for net operating losses in state and foreign jurisdictions under the guidelines of SFAS 109. The Company's U.S. state net operating losses were largely acquired through various acquisitions and were incurred in jurisdictions where the levels of future taxable income were uncertain at the time. Based on the 2001 results of operations and the Company's results for the fourth quarter of 2000, it became clear that there would be a sustainable level of earnings in Delaware and California to support the utilization of these state net operating losses and the valuation allowance was further reduced.

In the third quarter of 2001, the Company acquired AZUR Environmental and subsidiary ("AZUR"). At the date of acquisition, the Company recorded a deferred tax asset for AZUR of approximately $1,100 which is net of federal net operating loss carry-forwards and credits in excess of the amount limited by federal tax regulations and net of a valuation allowance against state and foreign deferred tax assets. (The gross deferred tax asset was approximately $3.8 million, with a valuation allowance of approximately $2.7 million.) At December 31, 2001, a valuation allowance remains for the state and foreign deferred tax assets.

The amount of net operating loss carry-forwards which can be utilized in any one period, if any, will be limited by federal tax regulations since a cumulative change in ownership of more than 50% has occurred within a three year period. In the fourth quarter of 1999 the valuation allowance on the Company's deferred tax assets was reduced. The reduction included approximately $1.3 million related to net operating losses that were acquired in connection with business acquisitions and mergers. The reduction in the valuation allowance related to the acquired net operating losses was recorded as a reduction in the remaining intangibles associated with the acquisition.

The net operating loss carryforwards differ from the accumulated deficit, principally due to differences in the recognition of certain research and development expenses, depreciation and amortization, other non-deductible reserves, the accretion of preferred stock for financial and federal income tax reporting and limitations under federal and state tax regulations for acquired net operating loss carry-forwards.

As of December 31, 2001, the Company had federal net operating loss carryforwards, including those acquired, of approximately $15,534, which begin to expire as follows:

2007                                   $  1,242
2008                                      2,565
2009                                      5,369
2010                                      3,037
Thereafter                                3,321
-----------------------------------------------

Total                                  $ 15,534
-----------------------------------------------

13. SALE OF TECHNOLOGY:

In July 1998, the Company entered into an exclusive agreement to sell its analytical test to detect concentrations of lipoprotein (a) to a biotechnology company. The purchaser has an extensive portfolio of diagnostic assays and an established sales and distribution network targeted to physicians and clinical laboratories and was already marketing and selling this test pursuant to a distribution, manufacturing and license agreement.

The purchase price for these assets was to be based on a multiple of end-user sales volumes achieved during the second half of 1999. Transfer of the assets occurred in March 2000.

The Company recorded proceeds of $663 from the sale of the asset during the first quarter of 2000, after the sales price was determined and reported a net gain of $283.

14. SEVERANCE ACCRUAL:

In June 2001, the Company recorded $253 in expense for severance costs in connection with the announced consolidation and expansion of its antibody segment, which is included in selling, general and administrative expense in the accompanying statement of operations for the year ended December 31, 2001. The severance costs relate to approximately 40 employees in the Company's San Diego, California facility, the majority of which will be terminated over the next twelve months as production is transferred to the Company's Maine facility. As of December 31, 2001, fifteen employees had been terminated and $62 had been charged against the $253 severance accrual.

15. QUARTERLY FINANCIAL DATA (unaudited):

                                                                     Three Months Ended
----------------------------------------------------------------------------------------------------------------
                                                  March 31          June 30        September 30      December 31
----------------------------------------------------------------------------------------------------------------
                                                              (In thousands except per share data)
2001
Revenues                                          $ 7,074           $ 7,201           $ 8,475           $ 6,621
Gross profit (1)                                    3,568             3,741             4,599             2,077
Net income (loss)                                     478               515               896              (743)
Basic earnings per share                             0.03              0.03              0.05             (0.04)
Diluted earnings per share                           0.03              0.03              0.05             (0.04)

2000
Revenues                                          $ 5,776           $ 5,788           $ 5,701           $ 8,609
Gross profit (1)                                    2,832             3,159             3,054             4,441
Net income (2)                                        304               265                89               890
Basic earnings per share                             0.02              0.02              0.01              0.05
Diluted earnings per share                           0.02              0.02              0.01              0.05

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

                               STRATEGIC DIAGNOSTICS INC.

Date:   April 1, 2002          /s/  Richard C. Birkmeyer
                               -----------------------------------
                               Richard C. Birkmeyer
                               President, Chief Executive Officer
                               (Principal Executive Officer) and Director

Date:   April 1, 2002          /s/  Arthur A. Koch, Jr.
                               -----------------------------------
                               Arthur A. Koch, Jr.
                               Vice President - Finance, Chief Operating
                               Officer, and Chief Financial Officer (Principal
                               Financial and Accounting Officer)

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:   April 1, 2002          /s/  Richard J. Defieux
                               -----------------------------------
                               Richard J. Defieux
                               Director

Date:   April 1, 2002          /s/  Robert E. Finnigan
                               -----------------------------------
                               Robert E. Finnigan
                               Director

Date:   April 1, 2002          /s/  Stephen O. Jaeger
                               -----------------------------------
                               Stephen O. Jaeger
                               Director

Date:   April 1, 2002          /s/  Kathleen E. Lamb
                               -----------------------------------
                               Kathleen E. Lamb
                               Director

Date:   April 1, 2002          /s/  Morton C. Collins
                               -----------------------------------
                               Morton C. Collins
                               Director

Date:   April 1, 2002          /s/  Grover C. Wrenn
                               -----------------------------------
                               Grover C. Wrenn
                               Director