Form 10-Q
period 2002-03-31
STRATEGIC DIAGNOSTICS INC/DE/
filed 2002-05-13
CIK 911649

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the Quarterly Period Ended March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the Transition Period From____________ to____________


                         Commission File Number 0-68440


                           STRATEGIC DIAGNOSTICS INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                          ----------------------------


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

     As of March 31, 2002 there were 17,861,068 outstanding shares of the Registrant's common stock, par value $.01 per share.

                           STRATEGIC DIAGNOSTICS INC.

                                      INDEX

Item                                                                          Page
----                                                                          ----
PART I

     ITEM 1. Financial Statements (Unaudited)

         Consolidated Balance Sheets - March 31, 2002 and December 31, 2001      2

         Consolidated Statements of Operations - Three months
                  ended March 31, 2002 and 2001                                  3

         Consolidated Statement of Stockholders' Equity and
                  Comprehensive Income for the three months ended
                  March 31, 2002                                                 4

         Consolidated Statements of Cash Flows - Three months ended
                  March 31, 2002 and 2001                                        5

         Notes to Consolidated Interim Financial Statements                      6

     ITEM 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                              11

     ITEM 3. Quantitative and Qualitative Disclosures About Market Risk 15

PART II                                                                         16

     ITEM 4. Submission of Matters to a Vote of Security Holders                16

     ITEM 6. Exhibits and Reports on Form 8-K                                   16

SIGNATURES                                                                      17

ITEM 1. FINANCIAL STATEMENTS
                                     PART I


                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                                                   March 31,           December 31,
-------------------------------------------------------------------------------------------------------------------
                                                                                     2002                  2001
-------------------------------------------------------------------------------------------------------------------
 ASSETS
-------------------------------------------------------------------------------------------------------------------
 Current Assets:
      Cash and cash equivalents                                                      $ 1,348               $ 2,379
      Receivables, net                                                                 4,644                 4,737
      Inventories                                                                      7,472                 7,639
      Deferred tax asset                                                                 861                   861
      Other current assets                                                               705                   504
-------------------------------------------------------------------------------------------------------------------
         Total current assets                                                         15,030                16,120
-------------------------------------------------------------------------------------------------------------------

 Property and equipment, net                                                           3,702                 4,072
 Other assets                                                                             65                   351
 Deferred tax asset                                                                    7,090                 6,875
 Intangible assets, net                                                                4,841                 4,716
-------------------------------------------------------------------------------------------------------------------
         Total assets                                                               $ 30,728              $ 32,134
===================================================================================================================
 LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------
 Current Liabilities:
      Accounts payable                                                               $ 1,309               $ 1,620
      Accrued expenses                                                                   606                 1,236
      Current portion of long term debt                                                1,282                 1,333
-------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                     3,197                 4,189
-------------------------------------------------------------------------------------------------------------------
 Long-term debt                                                                        1,079                 1,174
-------------------------------------------------------------------------------------------------------------------
 Stockholders' Equity
      Preferred stock, $.01 par value, 20,920,648 shares authorized,
         no shares issued or outstanding                                                   -                     -
      Common stock, $.01 par value, 35,000,000 shares authorized,
         17,861,068 and 17,858,889 issued and outstanding
         at March 31, 2002 and December 31, 2001, respectively                           179                   178
      Additional paid-in capital                                                      31,167                31,114
      Accumulated deficit                                                             (4,869)               (4,496)
      Cumulative translation adjustments                                                 (25)                  (25)
-------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                   26,452                26,771
-------------------------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                                 $ 30,728              $ 32,134
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

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share and per share data)
                                   (unaudited)

                                                                    Three Months
                                                                    Ended March 31,
-------------------------------------------------------------------------------------------
                                                                2002                2001
-------------------------------------------------------------------------------------------
 NET REVENUES:
-------------------------------------------------------------------------------------------
      Product related                                          $ 5,567             $ 6,891
      Contract and other                                           177                 183
-------------------------------------------------------------------------------------------
         Total net revenues                                      5,744               7,074
-------------------------------------------------------------------------------------------
 OPERATING EXPENSES:
      Manufacturing                                              3,111               3,323
      Research and development                                     756                 719
      Selling, general and administrative                        2,823               2,187
-------------------------------------------------------------------------------------------
         Total operating expenses                                6,690               6,229
-------------------------------------------------------------------------------------------

         Operating income (loss)                                  (946)                845

 Interest expense, net                                             (16)                (33)

 Gain on sale and disposal of assets                               374                   -
-------------------------------------------------------------------------------------------

 Income (loss) before taxes                                       (588)                812
-------------------------------------------------------------------------------------------

         Income tax expense (benefit)                             (215)                334
-------------------------------------------------------------------------------------------

 Net income (loss)                                                (373)                478
-------------------------------------------------------------------------------------------

 Basic net income (loss) per share                              $(0.02)              $0.03
-------------------------------------------------------------------------------------------

 Shares used in computing basic net income
      net income (loss) per share                           17,860,000          16,703,000
-------------------------------------------------------------------------------------------

 Diluted net income (loss) per share                            $(0.02)              $0.03
-------------------------------------------------------------------------------------------

 Shares used in computing diluted
      net income (loss) per share                           17,860,000          17,216,000
-------------------------------------------------------------------------------------------


        The accompanying notes are an integral part of these statements.

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                 (in thousands)
                                   (unaudited)

                                                           Additional                     Cumulative
                                                 Common     Paid-In      Accumulated     Translation
                                                 Stock      Capital        Deficit       Adjustments       Total
-------------------------------------------------------------------------------------------------------------------
Balance,
December 31, 2001                                  $178     31,114             (4,496)          (25)       $26,771
-------------------------------------------------------------------------------------------------------------------
Exercises of stock options, warrants
     and other                                        1         36                  -             -             37
Employee stock purchase plan                          -         17                  -             -             17
Net and comprehensive income                          -          -               (373)            -           (373)
-------------------------------------------------------------------------------------------------------------------
Balance,
March 31, 2002                                     $179     31,167             (4,869)          (25)       $26,452
===================================================================================================================


        The accompanying notes are an integral part of these statements.

               STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                               (unaudited)

                                                                                    Three Months
                                                                                   Ended March 31,
                                                                                 2002            2001
------------------------------------------------------------------------------------------------------
 Cash Flows from Operating Activities:
 Net income (loss)                                                            $  (373)        $   478
      Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
         Depreciation and amortization                                            217             217
         Deferred income tax provision (benefit)                                 (215)            334
         Gain on sale/disposal of assets                                         (374)              -
 (Increase) decrease in:
      Receivables                                                                 495             (24)
      Inventories                                                                 167              50
      Other current assets                                                       (201)           (158)
      Other assets                                                                 90              (7)
 Increase (decrease) in:
      Accounts payable                                                           (311)              8
      Accrued expenses                                                           (630)           (409)
------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) operating activities                           (1,135)            489

 Cash Flows from Investing Activities:
      Purchase of property and equipment                                         (377)            (87)
------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) investing activities                             (377)            (87)

 Cash Flows from Financing Activities:
      Proceeds from exercise of incentive stock options                            37               -
      Proceeds from employee stock purchase plan                                   17              16
      Proceeds from  issuance of long term debt                                   554               -
      Proceeds from  sale/disposal of assets                                      573               -
      Repayments on financing obligations                                        (700)           (456)
------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) financing activities                              481            (440)

 Net increase (decrease) in Cash and Cash Equivalents                          (1,031)            (38)

 Cash and Cash Equivalents, Beginning of Period                                 2,379           1,288
------------------------------------------------------------------------------------------------------

 Cash and Cash Equivalents, End of Period                                     $ 1,348         $ 1,250
------------------------------------------------------------------------------------------------------
 Supplemental Cash Flow Disclosure:

      Cash paid for taxes                                                           3              46

      Cash paid for interest                                                       26              57
------------------------------------------------------------------------------------------------------
 Non-cash investing and financing activity:

      Note receivable in connection with sale of assets                           300               -
------------------------------------------------------------------------------------------------------

         The accompanying notes are an integral part of these statements

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)
                                   (unaudited)

1. BACKGROUND:

Business
--------

Strategic Diagnostics Inc. and its subsidiaries (the "Company") develops, manufactures and markets immunoassay and bioluminescence-based test kits for rapid and inexpensive detection of a wide variety of substances in the food safety and water quality markets through its Test Kit segment. Through its Antibody segment (Strategic BioSolutions), the Company also provides antibody and immunoreagent research, development and production services.


Basis of Presentation and Interim Financial Statements
------------------------------------------------------

The accompanying balance sheets at March 31, 2002 and December 31, 2001, and the statements of operations and cash flows for the three months ended March 31, 2002 and 2001, include the consolidated financial statements of the Company. All inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated interim financial statements of the Company, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding financial reporting. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. In the opinion of management, the accompanying financial statements include all adjustments (all of which are of a normal recurring nature) necessary for a fair presentation.

Revenue Recognition
-------------------

Product related sales are composed of the sale of immunoassay and bioluminescence-based test kits and the sale of antibodies and immunochemical reagents. The sale of all immunoassay and bioluminescence-based test kits, bulk antibodies and immunochemical reagents are recognized upon the shipment of the product and transfer of title or when related services are provided. For the three months ended March 31, 2002 and 2001 these sales represented 86% and 91% of total Company revenues, respectively.

Sales of monoclonal and polyclonal antibodies are recognized under the percentage of completion method and are recorded based on the percentage of costs or time incurred through the reporting date versus the estimate for the complete contract or project. The Company recognizes revenues in this manner as production of these types of antibodies generally take between two and twelve months to complete and costs are incurred throughout the production process. For the three months ended March 31, 2002 and 2001 these sales represented 11% and 6% of total Company revenues, respectively.

Contract revenues are recognized upon the completion of contractual milestones. For the three months ended March 31, 2002 and 2001 these sales represented 3% of total Company revenues in each of these periods.

New Accounting Pronouncements
-----------------------------

The Company adopted the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Had the amortization provisions of Statement 142 been in effect for all periods presented, the Company's adjusted net income for the three-month period ended March 31, 2001 would have been $508 or $.03 per diluted share. The Company will complete the first step of the transitional goodwill impairment test during its quarter ending June 30, 2002. Any resulting impairment would be recognized as the cumulative effect of a change in accounting principle. The Company does not anticipate the testing results will have an impact of the financial position or results of operations of the Company.

Upon adoption, the Company was also required to reassess the useful lives and residual values of all intangible assets with a definite life acquired in purchase business combinations prior to June 30, 2001. No adjustments were made to the useful lives and residual values as a result of this reassessment. The Company did not have any intangible assets with indefinite useful lives acquired prior to June 30, 2001, which were subject to the transitional intangible asset impairment test.

FASB Statement No. 143, Accounting for Asset Retirement Obligations (Statement No. 143) which was released in August 2001, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. Statement No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal use of the assets. The enterprise is also required to record a corresponding increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement cost) and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. Because of the extensive use of estimates, most enterprises will record a gain or loss when they settle the obligation. The Company is required to adopt Statement No. 143 for its fiscal year beginning January 1, 2003, but it is not expected to have an impact on the financial position or results of operations of the Company.

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

2. BASIC AND DILUTED INCOME (LOSS) PER SHARE:

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

                                                      Three Months Ended
                                                           March 31,
                                                    2002               2001
                                                 ----------         ----------

Average common shares outstanding                17,859,979         16,702,791

Shares used in computing basic
net income (loss) per share                      17,859,979         16,702,791
                                                 ==========         ==========

Stock options                                             -            512,211

Warrants                                                  -                720
                                                 ----------         ----------

Shares used in computing diluted
net income (loss) per share                      17,859,979         17,215,722
                                                 ==========         ==========

In the first quarter of 2002, the effect of approximately 832,000 equivalent shares of stock options and warrants were excluded from the diluted shares calculation, because they were anti-dilutive.

3. SEGMENT INFORMATION:

The Company has two reportable segments. The Test Kit segment, which includes products acquired in the AZUR Environmental acquisition, develops, manufactures and markets immunoassay and bioluminescence-based test kits for rapid, cost-effective detection of a wide variety of different analytes in two primary market categories: food safety and water quality.

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

Segment Information:

 For the three months ended March 31,                Test Kits       Antibody           Total
2002     Revenues                                     $ 3,226        $ 2,518           $ 5,744
         Segment profit (loss)                           (823)           235              (588)
         Segment assets                                19,303         11,425            30,728
         Depreciation and amortization                    126             91               217
         Capital expenditures                              20            357               377

2001     Revenues                                     $ 4,537        $ 2,537           $ 7,074
         Segment profit                                   633            179               812
         Segment assets                                13,921         12,224            26,145
         Depreciation and amortization                     93            124               217
         Capital expenditures                              47             40                87



4. INVENTORIES:

The Company's inventories, which consist primarily of test kit components, bulk serum and antibody products are valued at the lower of cost or market. Cost is determined using the first in, first out method. At March 31, 2002 and December 31, 2001, inventories consisted of the following (in thousands):

                                     March 31, 2002         December 31, 2001
                                     --------------         -----------------
Raw Materials                         $  2,963                 $   3,030
Work in progress                         1,189                     1,398
Finished goods                           3,320                     3,211
--------------------------------------------------------------------------------
                                      $  7,472                 $   7,639
================================================================================

5. DEBT:

On May 5, 2000, the Company entered into a financing agreement with a commercial bank. This agreement provides for a $4,000 term loan, of which approximately $928 is outstanding at March 31, 2002, repayable over three years, and for up to a $5,000 revolving line of credit, of which no amount is outstanding and $2,200 is available at March 31, 2002, based on eligible assets as described below. Proceeds from this financing retired substantially all of the Company's previous indebtedness.

The term loan bears a variable interest rate of between 2% and 3% over the London Interbank Offered Rate ("LIBOR") depending upon the ratio of the Company's funded debt to EBITDA (earnings before interest expense, income taxes, depreciation and amortization). Payments are due monthly, with equal amortization of principal payments plus interest. The Company's effective annual rate of interest on this loan at March 31, 2002, taking into account the variable interest rate and LIBOR, was 3.87%.

The revolving line of credit bears a variable interest rate of between 1.75% and 2.75% over LIBOR depending upon the ratio of the Company's funded debt to EBITDA, and is subject to a borrowing base determined by the Company's eligible accounts receivable. The Company's effective annual rate of interest on this line of credit, taking into account the variable interest rate and LIBOR, was 3.62% at March 31, 2002.

On December 13, 2001 the Company entered into an agreement with a commercial bank to finance the construction of new facilities at its Windham, Maine location. This agreement provides for up to $1,500 in construction financing, of which $1,193 is outstanding at March 31, 2002, and is repayable over seven years, with principal payments to begin when construction is completed or August 13, 2002, whichever is earlier.

The construction loan bears a variable interest rate of between 2% and 3% over LIBOR depending upon the ratio of the Company's funded debt to EBITDA. Payments are due monthly, with equal amortization of principal payments plus interest. The Company's effective annual rate of interest on this loan at March 31, 2002, taking into account the variable rate of interest and LIBOR, was 3.87%.

Under the terms of the above financings, the Company is required to meet certain financial covenants including a ratio of funded debt to EBITDA and EBITDA to current maturities of debt plus interest and taxes. The Company was in breach of certain loan covenants at March 31, 2002. The Company has received a waiver and suspension of these loan covenants for the first and second quarters of 2002, respectively, and the loan covenants have been modified to a minimum level of EBITDA of $1,500 for the third quarter of 2002. After the third quarter of 2002, the original provisions of the loan agreement regarding financial covenants will be operative. Under those provisions the Company is required to maintain a ratio of current maturities of indebtedness at no less than 1.5 times the amount of EBITDA on a rolling four-quarter basis and a ratio of funded debt to EBITDA not to exceed 3.25 times. The above financings are secured by substantially all of the Company's assets.

On February 18, 2002, the Company entered into an agreement to finance its 2002 insurance premiums with a commercial lender. The agreement provides for $309 in insurance premium financing, of which $240 is outstanding at March 31, 2002. Payments are due in nine equal monthly payments ending November 1, 2002. This insurance premium loan bears a fixed annual interest rate of 5.73%.

6. SEVERANCE ACCRUAL:

In June 2001, the Company recorded $253 in expense for severance costs in connection with the announced consolidation and expansion of its Antibody segment. In March 2002, the Company recorded an additional $40 in expense, which is included in selling, general and administrative expense in the accompanying statement of operations for the three months ended March 31, 2002. The severance costs relate to 43 employees in the Company's San Diego, California facility, all of whom will be terminated by September 30, 2002, as production is transferred to the Company's Maine facility. As of March 31, 2002, 25 employees had been terminated and $131 had been charged against the $293 thousand severance accrual.

7. GAIN ON SALE AND DISPOSAL OF ASSETS:

In March of 2002, the Company sold most of the remaining assets of its antibody production facility near San Diego, California. The Company received proceeds of $600 for the sale of the property, which included a $300 cash payment and a one-year note from the purchaser for the remaining $300. The note carries an interest rate of 5% annually, and is payable in three monthly installments of interest only payments, with the balance being paid over an additional nine months of principal and interest payments. The Company recorded a gain on sale of $131, which represents the amount the Company received above the carrying value of the assets sold. The current note balance of $300 is classified on the Company's balance sheet as part of accounts receivable.

In March of 2002, the Company reached an agreement with its insurance carrier in settlement of costs related to a building fire on its Maine property. The Company has received proceeds of $273 and is carrying an additional $105 on its balance sheet in accounts receivable as an amount due for the balance of the insurance settlement. The Company recorded a gain on disposal of $243, which represents the amount the Company received above its investment in the assets destroyed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements reflecting the current expectations of Strategic Diagnostics Inc. and its subsidiaries (the "Company"). When used in this Form 10-Q, the words "anticipate", "enable", "estimate", "intend", "expect", "believe", "potential", "will", "should", "project" and similar expressions as they relate to the Company are intended to identify said forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, which may cause actual results to differ from those anticipated at this time. Such risks and uncertainties include, without limitation, changes in demand for products, delays in product development, delays in market acceptance of new products, retention of customers and employees, adequate supply of raw materials, the successful integration and consolidation of the Maine production facilities, inability to obtain or delays in obtaining third party approvals, including American Organization of Analytical Chemists Research Institute ("AOAC"), or required government approvals, the ability to meet increased market demand, competition, protection of intellectual property, non-infringement of intellectual property, seasonality, and other factors more fully described in the Company's public filings with the U.S. Securities and Exchange Commission.

Background

The Company develops, manufactures and markets immunoassay and bioluminescence-based test kits for rapid and cost-effective detection of a wide variety of substances in the food safety and water quality markets. Through its Strategic BioSolutions division, the Company also provides antibody and immunoreagent research, development and production services.

Since its inception, the Company and its predecessors have, in addition to conducting internal research and development of new products, entered into research and development agreements with multiple corporate partners that have led to the introduction of various products to the food safety, water quality and other markets. The Company expects that internal research and development projects, primarily in the food safety area, will continue to represent an increasing percentage of its research and development expenditures. The Company believes that its competitiveness has been enhanced through the combination of talent, technology and resources resulting from the relationships and the acquisitions it has effected since the Company's inception. These relationships and acquisitions have enabled the Company to achieve meaningful economies of scale for the unique products it offers through the utilization of its consolidated facilities in Newark, Delaware for the development and manufacture of test kits, antibodies and biochemicals, its facility located in Oceanside, California for the manufacture of instruments, its facility located outside of San Diego, California (currently being relocated to Windham, Maine, see Notes 6 and 7 in Notes to the Consolidated Financial Statements) for the manufacture of antibodies and biochemicals and its facility located in Windham, Maine for the manufacture of custom, high-volume bulk polyclonal antibodies. These economies of scale, in turn, enable the Company to offer its customers the most appropriate test for each specific customer application.

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

Results of Operations

Three Months Ended March 31, 2002 vs. March 31, 2001

Net revenues for the first quarter of 2002 were $5.7 million versus $7.1 million in the first quarter of 2001, a decrease of $1.3 million or 19%. Product related revenues decreased by $1.3 million or 19%. Sales of food safety products decreased $2.1 million to $1.4 million when comparing the first quarter of 2002 to the first quarter of 2001. This decrease is primarily attributable to decreased sales of test kits to detect StarLink(TM) in corn, as StarLink(TM) sales were expanding rapidly in the first quarter of 2001 following its discovery in certain manufactured food products. Water quality product sales increased $800 thousand or 100%, to $1.6 million in the first quarter of 2002. This increase is primarily attributable to additional sales of the general screening test for toxicity following the acquisition of AZUR and the events of September 11, 2001. Antibody product sales were $2.5 million in the first quarter of 2002, virtually the same as in the first quarter of 2001. Contract and other revenues decreased slightly to $177 thousand in the first quarter of 2002, when compared to the $183 recorded in the first quarter of 2001.

Manufacturing expenses decreased $212 thousand to $3.1 million in the first quarter of 2002 versus the first quarter of 2001. These expenses increased approximately $120 thousand in the Antibody segment due primarily to increased reagent costs associated with the bulk sale of purchased reagents. These expenses decreased approximately $330 thousand in the Test Kit segment, which reflects the lower level of product shipments made in the first quarter of 2002 versus the comparable period in 2001. Gross margins declined to 45.8% in the first quarter of 2002 versus the 53.0% gross margin recorded in the first quarter of 2001. This decline primarily results from lower average selling prices in the food safety category on most products shipped in the first quarter of 2002, when compared to the first quarter of 2001. Pricing in the food safety category has been relatively stable since the fourth quarter of 2001.

Research and development costs increased $37 thousand or 5% when comparing the first quarter of 2002 to the comparable 2001 period. This increase reflects the Company's continuing investment in new products, including tests to detect food borne-pathogens and unapproved proteins (including proteins linked to the transmission of mad cow disease) in animal feed. These new products are expected to reach commercial launch in the second half of the 2002, except for the test for E. coli, one of the pathogen tests, which is expected to reach commercial markets late in the second quarter of 2002, upon receipt of AOAC approval.

Selling, general and administrative expenses increased by $636 thousand or 29% in the first quarter of 2002 versus the first quarter of 2001. This increase includes approximately $40 thousand of additional severance expenses associated with the consolidation of the Antibody facilities in Maine and approximately $100 thousand of additional expenses in the antibody segment attributable to maintaining two antibody production facilities. The remainder of the increase is primarily attributable to increased sales and marketing expenses associated with the anticipated launch of new products later this year.

Interest expense decreased by $17 thousand or 52% in the first quarter of 2002 when compared to the first quarter of 2001. This decrease is primarily attributable to the lower levels of outstanding debt during the 2002 period.

During the first quarter of 2002, the Company sold certain property in California, and recorded a gain on sale of $83 thousand. Also in the first quarter of 2002, the Company reached an agreement with its insurance carrier for settlement of costs related to a building fire in Maine. The gain on disposal of these assets recorded in the first quarter of 2002 was $154 thousand. All of the foregoing amounts are net of applicable taxes (see Note 7 in Notes to the Consolidated Financial Statements, with respect to the sale of property and settlement of costs).

Income before taxes decreased $1.4 million to a loss of $588 thousand. Segment profit for the Test Kit segment decreased $1.5 million to a loss of $823 thousand in the first quarter of 2002. This decrease is primarily attributable to reduced product sales and increased operating costs all as described above. Segment profit for the antibody segment grew $56 thousand during the first quarter of 2002. Exclusive of the gain on sale of assets, segment profit for the antibody segment declined $318 thousand to a loss of $139 thousand due to the increase in expenses described above (see Note 3 in Notes to the Consolidated Financial Statements).

The net loss for the first quarter of 2002 of $373 thousand represents an $851 thousand decrease from the first quarter of 2001 all as described above.

Liquidity and Capital Resources

The Company's working capital, which consists principally of cash, accounts receivable and inventory, decreased slightly to approximately $11.8 million when comparing March 31, 2002, to December 31, 2001. Decreases in cash of $1 million, accounts receivable of $93 thousand, inventory of $166 thousand and an increase in other current assets of $201 thousand were offset by decreases in accounts payable of $311 thousand and accrued expenses of $630 thousand. The decrease in cash is primarily attributable to the $946 operating loss incurred during the first quarter of 2002. Outstanding debt decreased $145 thousand from approximately $2.5 million at December 31, 2001 to approximately $2.4 million on March 31, 2002.

For the three months ended March 31, 2001, the Company's operating activities used more than $1.1 million in cash, a significant change from the $489 thousand provided by the Company's operating activities in the first three months of 2001. The Company expects future gross margins to improve as new products are introduced in the second half of 2002 at higher margins and the Company begins to realize operating efficiencies from the consolidation of its antibody production facilities (estimated to be between $750 thousand and $1 million annually) in Maine. The Company also expects operating expenses to be at or near the levels achieved in the first quarter of 2002 until the Company identifies further cost savings or increases in sales activity warrant additional expenses. At March 31, 2002, the Company had $1.1 million in long-term debt, stockholders' equity in excess of $26.4 million and unused borrowing capacity under a revolving line of credit of approximately $2.2 million.

The Company was in breach of certain loan covenants at March 31, 2002. The Company has received a waiver and suspension of these loan covenants for the first and second quarters of 2002, respectively, and the loan covenants have been modified to a minimum level of EBITDA of $1.5 million for the third quarter of 2002. The Company believes that based on its expectations for the second half of the year that it will be able to comply with this requirement. After the third quarter of 2002, the original provisions of the loan agreement regarding financial covenants will be operative. Under those provisions the Company is required to maintain a ratio of current maturities of indebtedness at no less than 1.5 times the amount of EBITDA on a rolling-four quarter basis and a ratio of funded debt to EBITDA not to exceed 3.25 times (see Note 5 in Notes to the Consolidated Financial Statements).

The Company believes it has, or has access to sufficient resources to meet its operating requirements for the foreseeable future. The Company's ability to meet its long-term capital requirements will depend on a number of factors, including compliance with existing and new loan covenants, the success of its current and future products, the focus and direction of its research and development program, competitive and technological advances, future relationships with corporate partners, government regulation, the Company's marketing and distribution strategy and the success of the Company's plan to make future acquisitions. Accordingly, no assurance can be given that the Company will be able to meet the future liquidity requirements that may arise from these inherent and similar uncertainties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has exposure to changing interest rates, and is currently not engaged in hedging activities. Interest on approximately $2.1 million of outstanding indebtedness is at a variable rate of between 2% to 3% over the published London Interbank Offered Rate (LIBOR), based upon the Company's ratio of funded debt to EBITDA, and was 2% over LIBOR on average for the quarter. Interest on approximately $240 thousand of indebtedness is at a fixed rate of 5.73%. At the Company's current level of indebtedness, each 1% change in the variable interest rate will have an effect of $21 thousand on the Company's interest expense charges.

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

                           PART II - OTHER INFORMATION


Item 3. Defaults upon Senior Securities

The Company was in breach of certain loan covenants at March 31, 2002. The Company has received a waiver and suspension of these loan covenants for the first and second quarters of 2002, respectively, and the loan covenants have been modified to a minimum level of EBITDA of $1.5 million for the third quarter of 2002. After the third quarter of 2002, the original provisions of the loan agreement regarding financial covenants will be operative. Under those provisions the Company is required to maintain a ratio of current maturities of indebtedness at no less than 1.5 times amount of EBITDA on a rolling four-quarter basis and a ratio of funded debt to EBITDA not to exceed 3.25 times (see Note 5 in Notes to the Consolidated Financial Statements).

Item 4. Submission of Matters to a Vote of Security Holders

            None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            None

        (b) Reports on Form 8-K

            On February 22, 2002, the Company filed a report on Form 8-K pursuant to Item 7 and Item 9 providing fourth quarter 2001 and year-end 2001 results.

            On April 8, 2002, the Company filed a report on Form 8-K pursuant to
            Item 7 and Item 9 providing a first quarter 2002 update and outlook for 2002.

            On April 25, 2002, the Company filed a report on Form 8-K pursuant to Item 7 and Item 9 providing the Company's first quarter 2002 actual results.

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



                           STRATEGIC DIAGNOSTICS INC.
                           --------------------------
                                  (Registrant)


Signature                                             Title                              Date
---------                                             -----                              ----
/s/ RICHARD C. BIRKMEYER              President and Chief Executive Officer           May 13, 2002
------------------------              (Principal Executive Officer)
    Richard C. Birkmeyer

/s/ ARTHUR A. KOCH, JR.               Vice President and Chief Operating Officer      May 13, 2002
------------------------              (Principal Financial Officer)
    Arthur A. Koch, Jr.