Form 10-Q
period 2002-06-30
STRATEGIC DIAGNOSTICS INC/DE/
filed 2002-08-14
CIK 911649

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the Quarterly Period Ended June 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                 For the Transition Period From _____________ to



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

         As of July 31, 2002 there were 18,480,650 outstanding shares of the Registrant's common stock, par value $.01 per share.

                           STRATEGIC DIAGNOSTICS INC.

                                      INDEX

Item                                                                                         Page
----                                                                                         ----
PART I

      ITEM 1.  Financial Statements (Unaudited)

             Consolidated Balance Sheets - June 30, 2002 and December 31, 2001                  2

             Consolidated Statements of Operations - Three months and six months
                      ended June 30, 2002 and 2001                                              3

             Consolidated Statement of Stockholders' Equity and
                      Comprehensive Income for the six months ended
                      June 30, 2002                                                             4

             Consolidated Statements of Cash Flows - Six months ended
                      June 30, 2002 and 2001                                                    5

             Notes to Consolidated Interim Financial Statements                                 6

      ITEM 2.        Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                 13

      ITEM 3.        Quantitative and Qualitative Disclosures About Market Risk                20

PART II                                                                                        21

       ITEM 3. Defaults upon Senior Securities                                                 21

       ITEM 4. Submission of Matters to a Vote of Security Holders                             21

       ITEM 5. Other Matters                                                                   22

       ITEM 6. Exhibits and Reports on Form 8-K                                                22

SIGNATURES                                                                                     23

Item 1. Financial Statements

PART I

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                                                June 30,          December 31,
--------------------------------------------------------------------------------------------------------------
                                                                                  2002                2001
--------------------------------------------------------------------------------------------------------------
 ASSETS
--------------------------------------------------------------------------------------------------------------
 Current Assets:
      Cash and cash equivalents                                                 $  1,392             $   2,379
      Receivables, net                                                             4,711                 4,737
      Inventories                                                                  7,192                 7,639
      Deferred tax asset                                                             861                   861
      Other current assets                                                           797                   504
--------------------------------------------------------------------------------------------------------------
         Total current assets                                                     14,953                16,120
--------------------------------------------------------------------------------------------------------------

 Property and equipment, net                                                       3,883                 4,072
 Other assets                                                                         57                   351
 Deferred tax asset                                                                7,471                 6,875
 Intangible assets, net                                                            4,806                 4,716
--------------------------------------------------------------------------------------------------------------
         Total assets                                                           $ 31,170             $  32,134
==============================================================================================================
 LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------
 Current Liabilities:
      Accounts payable                                                          $  1,139             $   1,620
      Accrued expenses                                                               667                 1,236
      Current portion of long term debt                                            2,055                 1,333
--------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                 3,861                 4,189
--------------------------------------------------------------------------------------------------------------
 Long-term debt                                                                    1,264                 1,174
--------------------------------------------------------------------------------------------------------------
 Stockholders' Equity
      Preferred stock, $.01 par value, 19,664,362 shares authorized,
         no shares issued or outstanding                                               -                     -
      Common stock, $.01 par value, 35,000,000 shares authorized,
         17,878,959 and 17,858,889 issued and outstanding
         at June 30, 2002 and December 31, 2001, respectively                        179                   178
      Additional paid-in capital                                                  31,307                31,114
      Accumulated deficit                                                         (5,416)               (4,496)
      Cumulative translation adjustments                                             (25)                  (25)
--------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                               26,045                26,771
--------------------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                             $ 31,170             $  32,134
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

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                                         Three Months                          Six Months
                                                                        Ended June 30,                       Ended June 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                                     2002          2001                  2002              2001
------------------------------------------------------------------------------------------------------------------------------------
 NET REVENUES:
------------------------------------------------------------------------------------------------------------------------------------
        Product related                                          $     5,471    $      6,999         $     11,038      $     13,890
        Contract and other                                               105             202                  282               385
------------------------------------------------------------------------------------------------------------------------------------
           Total net revenues                                          5,576           7,201               11,320            14,275
------------------------------------------------------------------------------------------------------------------------------------
 OPERATING EXPENSES:
        Manufacturing                                                  2,918           3,258                6,029             6,581
        Research and development                                         888             705                1,644             1,424
        Selling, general and administrative                            2,681           2,463                5,504             4,649
------------------------------------------------------------------------------------------------------------------------------------
           Total operating expenses                                    6,487           6,426               13,177            12,654
------------------------------------------------------------------------------------------------------------------------------------

           Operating income (loss)                                      (911)            775               (1,857)            1,621

 Interest expense, net                                                   (17)            (15)                 (33)              (48)

 Gain on sale of assets                                                    -              76                  374                76
------------------------------------------------------------------------------------------------------------------------------------

Income (loss) before taxes                                              (928)            836               (1,516)            1,649
------------------------------------------------------------------------------------------------------------------------------------

           Income tax expense (benefit)                                 (381)            321                 (596)              655
------------------------------------------------------------------------------------------------------------------------------------

 Net income (loss)                                                      (547)            515                 (920)              994
------------------------------------------------------------------------------------------------------------------------------------

 Basic net income (loss) per share                               $     (0.03)   $       0.03         $      (0.05)     $       0.06
====================================================================================================================================

 Shares used in computing basic
        net income (loss) per share                               17,870,000      16,752,000           17,869,000        16,748,000
====================================================================================================================================

 Diluted net income (loss) per share                             $     (0.03)   $       0.03         $      (0.05)     $       0.06
====================================================================================================================================

 Shares used in computing diluted
        net income (loss) per share                               17,870,000      17,352,000           17,869,000        17,303,000
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

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                 (in thousands)
                                   (unaudited)

                                                         Additional                     Cumulative
                                               Common     Paid-In      Accumulated      Translation
                                               Stock      Capital        Deficit        Adjustments       Total
----------------------------------------------------------------------------------------------------------------
Balance,
December 31, 2001                               $ 178      31,114         (4,496)           (25)        $ 26,771
----------------------------------------------------------------------------------------------------------------
Exercises of stock options, warrants
     and other                                      1         167              -              -              168
Employee stock purchase plan                        -          26              -              -               26
Net and comprehensive loss                          -           -           (920)             -             (920)
----------------------------------------------------------------------------------------------------------------
Balance,
June 30, 2002                                   $ 179      31,307         (5,416)           (25)        $ 26,045
================================================================================================================

        The accompanying notes are an integral part of these statements.

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                        Six Months
                                                                                       Ended June 30,
-----------------------------------------------------------------------------------------------------------
                                                                                   2002              2001
-----------------------------------------------------------------------------------------------------------
 Cash Flows from Operating Activities:
 Net income (loss)                                                              $    (920)         $    994
      Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
         Depreciation and amortization                                                454               443
         Deferred income tax provision (benefit)                                     (596)              524
         Gain on sale/disposal of assets                                             (374)              (76)
 (Increase) decrease in:
      Receivables                                                                     405              (209)
      Inventories                                                                     447              (112)
      Other current assets                                                           (293)             (170)
      Other assets                                                                    119               (89)
 Increase (decrease) in:
      Accounts payable                                                               (481)              322
      Accrued expenses                                                               (569)             (107)
-----------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) operating activities                               (1,808)            1,520

 Cash Flows from Investing Activities:
      Purchase of property and equipment                                             (781)             (322)
      Proceeds from sale of land                                                        -               330
-----------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) investing activities                                 (781)                8

 Cash Flows from Financing Activities:
      Proceeds from exercise of incentive stock options                               168               137
      Proceeds from employee stock purchase plan                                       26                19
      Proceeds from  issuance of long term debt                                     1,947                 -
      Proceeds from  sale/disposal of assets                                          596                 -
      Repayments on financing obligations                                          (1,135)           (1,003)
-----------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) financing activities                                1,602              (847)

 Net increase (decrease) in Cash and Cash Equivalents                                (987)              681

 Cash and Cash Equivalents, Beginning of Period                                     2,379             1,288
-----------------------------------------------------------------------------------------------------------

 Cash and Cash Equivalents, End of Period                                       $   1,392          $  1,969
===========================================================================================================

 Supplemental Cash Flow Disclosure:

      Cash paid for taxes                                                               3               132

      Cash paid for interest                                                           49                97
===========================================================================================================

 Non-cash investing and financing activity:

      Note receivable in connection with the sale of assets                           300                 -

===========================================================================================================

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

Basis of Presentation and Interim Financial Statements

       The accompanying balance sheets at June 30, 2002 and December 31, 2001, and the statements of operations for the three months and six months ended June 30, 2002 and 2001, and the statements of cash flows for the six months ended June 30, 2002 include the consolidated financial statements of the Company. All inter-company balances and transactions have been eliminated in consolidation.

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

Revenue Recognition

Product related sales are composed of the sale of immunoassay and bioluminescence-based test kits and the sale of antibodies and immunochemical reagents. The sale of all immunoassay and bioluminescence-based test kits, bulk antibodies and immunochemical reagents are recognized upon the shipment of the product and transfer of title or when related services are provided. For the six months ended June 30, 2002 and 2001 these sales represented 84% and 89% of total Company revenues, respectively.

Sales of monoclonal and polyclonal antibodies under customer contracts and purchase orders are recognized under the percentage of completion method and are recorded based on the percentage of costs or time incurred through the reporting date versus the estimate for the complete contract or project. The Company recognizes revenues in this manner as production of these types of antibodies generally takes between two and twelve months to complete and costs are incurred throughout the production process. For the six months ended June 30, 2002 and 2001 these sales represented 14% and 8% of total Company revenues, respectively.

Contract revenues are recognized upon the completion of contractual milestones. For the six months ended June 30, 2002 and 2001 these sales represented 2% and 3% of total Company revenues, respectively.

New Accounting Pronouncements

The Company adopted the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Had the amortization provisions of Statement 142 been in effect for all periods presented, the Company's adjusted net income for the three-month and six-month period ended June 30, 2001 would have been $546 or $.03 per diluted share and $1,055 or $.06 per diluted share, compared to the $515 or $.03 per diluted share and $994 or $.06 per diluted share as reported, respectively. The Company completed the first step of the transitional goodwill impairment testing during its quarter ended June 30, 2002, and no resulting impairments were found.

Upon adoption, the Company was also required to reassess the useful lives and residual values of all intangible assets with a definite life acquired in purchase business combinations prior to June 30, 2001. No adjustments were made to the useful lives and residual values as a result of this reassessment. The company did not have any intangible assets other than goodwill, with indefinite useful lives acquired prior to June 30, 2001, which were subject to the transitional intangible asset impairment test.

FASB Statement No. 143, Accounting for Asset Retirement Obligations (Statement No. 143) which was released in August 2001, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. Statement No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal use of the assets. The enterprise is also required to record a corresponding increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement cost) and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. Because of the extensive use of estimates, most enterprises will record a gain or loss when they settle the obligation. The Company is required to adopt Statement No. 143 for its fiscal year beginning January 1, 2003, but it is not expected to have a material impact on the financial position or results of operations of the Company.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS No. 146 is not expected to have a material impact on the financial position or results of operations of the Company.

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

                                                        Three Months Ended                        Six Months Ended
                                                            June 30,                                  June 30,
                                                  2002                   2001              2002                   2001
                                               ----------             ----------        ----------             ----------
Average common shares outstanding              17,870,014             16,751,632        17,868,924             16,747,893

Shares used in computing basic
net income (loss) per share                    17,870,014             16,751,632        17,868,924             16,747,893
                                               ==========             ==========        ==========             ==========

Stock options                                           0                555,974                 0                513,743

Warrants                                                0                 43,976                 0                 40,885
                                               ----------             ----------        ----------             ----------

Shares used in computing diluted
net income (loss) per share                    17,870,014             17,351,582        17,868,924             17,302,521
                                               ==========             ==========        ==========             ==========

In the first six months of 2002, the effect of approximately 800,000 equivalent shares of stock options and warrants were excluded from the diluted shares calculation, because they were anti-dilutive.

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

Segment Information:

For the three months ended June 30,                      Test Kits       Antibody            Total
                                                         ---------       --------            -----
2002           Revenues                                    $ 3,142         $2,434          $  5,576
               Segment profit (loss)                        (1,118)           190              (928)
               Segment assets                               18,549         12,621            31,170
               Depreciation and amortization                   146             91               237
               Capital expenditures                             97            307               404

2001           Revenues                                    $ 4,644         $2,557          $  7,201
               Segment profit                                  783             53               836
               Segment assets                               14,105         12,765            26,870
               Depreciation and amortization                    97            129               226
               Capital expenditures                             17            218               235

For the six months ended June 30,                        Test Kits       Antibody            Total
                                                         ---------       --------            -----

2002           Revenues                                    $ 6,368         $4,952          $ 11,320
               Segment profit  (loss)                       (1,941)           425            (1,516)
               Segment assets                               18,549         12,621            31,170
               Depreciation and amortization                   272            182               454
               Capital expenditures                            117            664               781

2001           Revenues                                    $ 9,182         $5,093          $ 14,275
               Segment profit                                1,416            233             1,649
               Segment assets                               14,105         12,765            26,870
               Depreciation and amortization                   190            253               443
               Capital expenditures                             64            258               322

4. INVENTORIES:

The Company's inventories, which consist primarily of test kit components, bulk serum and antibody products are valued at the lower of cost or market. Cost is determined using the first in, first out method. At June 30, 2002 and December 31, 2001, inventories consisted of the following (in thousands):

                                   June 30, 2002               December 31, 2001
                                   -------------               -----------------

Raw Materials                         $  2,913                     $   3,030
Work in progress                         1,067                         1,398
Finished goods                           3,212                         3,211
----------------------------------------------------------------------------
                                      $  7,192                     $   7,639
============================================================================


5. INTANGIBLE ASSETS:

                                   June 30, 2002               December 31, 2001
                                   -------------               -----------------

Goodwill                              $  5,114                     $   4,997
Other                                      450                           450
Less - accumulated amortization           (758)                         (731)
----------------------------------------------------------------------------
Net intangible assets                 $  4,806                     $   4,716
============================================================================


6. DEBT:

On May 5, 2000, the Company entered into a financing agreement with a commercial bank. This agreement provides for a $4,000 term loan, of which approximately $595 is outstanding at June 30, 2002, repayable over three years, and for up to a $5,000 revolving line of credit, of which approximately $1,112 is outstanding and approximately $1,349 is available at June 30, 2002, based on eligible assets as described below. Proceeds from this financing retired substantially all of the Company's previous indebtedness.

The term loan bears a variable interest rate of between 2% and 3% over the London Interbank Offered Rate ("LIBOR") depending upon the ratio of the Company's funded debt to EBITDA (earnings before interest expense, income taxes, depreciation and amortization). Payments are due monthly, with equal amortization of principal payments plus interest. The Company's effective annual rate of interest on this loan at June 30, 2002, taking into account the variable interest rate and LIBOR, was approximately 3.84%.

The revolving line of credit bears a variable interest rate of between 1.75% and 2.75% over LIBOR depending upon the ratio of the Company's funded debt to EBITDA, and is subject to a borrowing base determined by the Company's eligible accounts receivable. The Company's effective annual rate of interest on this line of credit, taking into account the variable interest rate and LIBOR, was approximately 3.59% at June 30, 2002.

On December 13, 2001 the Company entered into an agreement with a commercial bank to finance the construction of new facilities at its Windham, Maine location. This agreement provides for up to $1,500 in construction financing, of which approximately $1,475 is outstanding at June 30, 2002, and is repayable over seven years, with principal payments to begin when construction is completed or August 13, 2002, whichever is earlier.

The construction loan bears a variable interest rate of between 2% and 3% over LIBOR depending upon the ratio of the Company's funded debt to EBITDA. Payments are due monthly, with equal amortization of principal payments plus interest. The Company's effective annual rate of interest on this loan at June 30, 2002, taking into account the variable rate of interest and LIBOR, was approximately 3.84%.

Under the terms of the above financings, the Company is required to meet certain financial covenants including a ratio of funded debt to EBITDA and EBITDA to current maturities of debt plus interest and taxes. The Company was in breach of the EBITDA to current maturities of debt plus interest and taxes, loan covenant at March 31, 2002 and both the ratio of funded debt to EBITDA and EBITDA to current maturities of debt plus interest and taxes, loan covenants at June 30, 2002. The Company has received a waiver and suspension of these loan covenants for the first and second quarters of 2002, respectively, and the loan covenants have been modified to a minimum level of EBITDA of $1,500 for the third quarter of 2002. After the third quarter of 2002, the original provisions of the loan agreement regarding financial covenants will be operative. Under those provisions the Company is required to maintain a ratio of current maturities of indebtedness at no less than 1.5 times the amount of EBITDA on a rolling four-quarter basis and a ratio of funded debt to EBITDA not to exceed 3.25 times. Based on the year to date results and the Company's anticipated third quarter results it is possible the Company may not meet the amended loan covenants for the quarter ending September 30, 2002.

The Company is discussing the restrictive covenants with its commercial bank, and such discussions are ongoing. The Company is also currently evaluating its financing options, including the possible private sale of approximately $1,000 of common stock. Sales of common stock may be dilutive to current shareholders.

As of June 30, 2002, the outstanding balance on this debt was approximately $3,200. This indebtedness is secured by substantially all of the Company's assets. The Company expects that it will be able to meet or exceed the financial covenants or successfully negotiate a waiver of or modification to these financial covenants to cure any breach. Consequently, the debt has not been classified as a current obligation.

On February 18, 2002, the Company entered into an agreement to finance its 2002 insurance premiums with a commercial lender. The agreement provides for $309 in insurance premium financing, of which approximately $137 is outstanding at June 30, 2002. Payments are due in nine equal monthly payments ending November 1, 2002. This insurance premium loan bears a fixed annual interest rate of 5.73%.

7. SEVERANCE ACCRUAL:

In June 2001, the Company recorded $253 in expense for severance costs in connection with the announced consolidation and expansion of its Antibody segment. For the six months ended June 30, 2002, the Company recorded an additional $64 in expense, which is included in selling, general and administrative expense in the accompanying statement of operations. The severance costs relate to 44 employees in the Company's San Diego, California facility, all of whom were terminated on or before July 31, 2002, as production was transferred to the Company's Maine facility. As of June 30, 2002, 36 employees had been terminated and $199 had been charged against the $317 thousand severance accrual.

8. GAIN ON SALE AND DISPOSAL OF ASSETS:

In March 2002, the Company sold most of the remaining assets of its antibody production facility near San Diego, California. The Company received proceeds of $600 for the sale of the property, which included a $300 cash payment and a one-year note from the purchaser for the remaining $300. The note carries an interest rate of 5% annually, and is payable in three monthly installments of interest only payments, with the balance being paid over an additional nine months of principal and interest payments. The Company recorded a gain on sale of $131, which represents the amount the Company received above the carrying value of the assets sold. The current note balance of $300 is classified on the Company's balance sheet as part of accounts receivable.

In March 2002, the Company reached an agreement with its insurance carrier in settlement of costs related to a building fire on its Maine property. The Company has received proceeds of $296 and is carrying an additional $82 on its balance sheet in accounts receivable as an amount due for the balance of the insurance settlement. The Company recorded a gain on disposal of $243, which represents the amount the Company received above its investment in the assets destroyed.

9. SUBSEQUENT EVENTS:

On July 8, 2002, the Company purchased certain assets of Molecular Circuitry, Inc. ("MLC"). The purchased assets consist primarily of various proprietary media technology that will be used in combination with the Company's new diagnostic tests for food-borne pathogens including salmonella and E. Coli. The assets purchased also include the sales and marketing rights to the ruminant feed test product line that the Company and MLC have been jointly developing in collaboration with McDonald's Corporation.

In consideration for these and other related assets, the Company is issuing to MLC 600,000 unregistered shares of the Company's common stock and will pay MLC a continuing royalty for ten years on sales of specified products.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements reflecting the current expectations of Strategic Diagnostics Inc. and its subsidiaries (the "Company"). When used in this Form 10-Q, the words "anticipate", "enable", "estimate", "intend", "expect", "believe", "potential", "will", "should", "project" and similar expressions as they relate to the Company are intended to identify said forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, which may cause actual results to differ from those anticipated at this time. Such risks and uncertainties include, without limitation, changes in demand for products, delays in product development, delays in market acceptance of new products, retention of customers and employees, adequate supply of raw materials, the successful integration and consolidation of the Maine production facilities, inability to obtain or delays in obtaining third party approvals, including American Organization of Analytical Chemists Research Institute ("AOAC"), or required government approvals, the ability to meet increased market demand, competition, protection of intellectual property, non-infringement of intellectual property, seasonality, the ability to obtain financing and other factors more fully described in the Company's public filings with the U.S. Securities and Exchange Commission.

Background

The Company develops, manufactures and markets immunoassay and bioluminescence-based test kits for rapid and cost-effective detection of a wide variety of substances in the food safety and water quality markets through its Test Kit segment. Through its Strategic BioSolutions division, the Company also provides antibody and immunoreagent research, development and production services.

Since its inception, the Company and its predecessors have, in addition to conducting internal research and development of new products, entered into research and development agreements with multiple corporate partners that have led to the introduction of various products to the food safety, water quality and other markets. The Company expects that internal research and development projects, primarily in the food safety area, will continue to represent an increasing percentage of its research and development expenditures. The Company believes that its competitiveness has been enhanced through the combination of talent, technology and resources resulting from the relationships and the acquisitions it has effected since the Company's inception. These relationships and acquisitions have enabled the Company to achieve meaningful economies of scale for the unique products it offers through the utilization of its consolidated facilities in Newark, Delaware for the development and manufacture of test kits, antibodies and biochemicals, its facility located in Oceanside, California for the manufacture of instruments, its facility located outside of San Diego, California (currently being relocated to Windham, Maine, see Notes 6 and 7 in Notes to the Consolidated Financial Statements) for the manufacture of antibodies and biochemicals and its facility located in Windham, Maine for the manufacture of custom, high-volume bulk polyclonal antibodies. These relationships and acquisitions also enable the Company to offer its customers the most appropriate test for each specific customer application.

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

On July 8, 2002, the Company purchased certain assets of Molecular Circuitry Inc. ("MLC"). The purchased assets consist primarily of various proprietary media technology that will be used in combination with the Company's new diagnostic tests for food-borne pathogens including salmonella and E. Coli. The assets purchased also include the sales and marketing rights to the ruminant feed test product line that the company and MLC have been jointly developing in collaboration with McDonald's Corporation.

In consideration for these and other related assets, the Company issued to MLC 600,000 unregistered shares of the Company's common stock and will pay MLC a continuing royalty for ten years on sales of specified products.

Results of Operations

Three Months Ended June 30, 2002 vs. June 30, 2001

Net revenues for the second quarter of 2002 were $5.6 million versus $7.2 million in the second quarter of 2001, a decrease of $1.6 million or 23%. Product related revenues for the second quarter of 2002 decreased by $1.5 million to $5.5 million or 22% from the second quarter of 2001. Sales of food safety products decreased $1.6 million to $1.2 million when comparing the second quarter of 2002 to the second quarter of 2001. This decrease is primarily attributable to decreased sales of test kits to detect StarLink(TM) in corn, as StarLink(TM) test kit sales had been expanding rapidly in the second quarter of 2001 following the discovery of StarLink(TM) in certain manufactured food products. Water quality product sales increased $226 thousand or 14%, to $1.8 million in the second quarter of 2002 when compared to the second quarter of 2001. This increase is primarily attributable to additional sales of the Company's general screening test for toxicity in water. Antibody product sales were $2.4 million in the second quarter of 2002, a decrease from the $2.6 million in the second quarter of 2001. The Company has completed the validation of its antibody production facility and revenues are expected to grow during the second half of 2002. Contract and other revenues decreased to $105 thousand in the second quarter of 2002, when compared to the $202 recorded in the second quarter of 2001.

In July 2002, the Company launched the first of a series of new products expected to be introduced in the second half of 2002 in the food safety category. This first test is a rapid test to detect E. Coli in food samples. Additional tests expected to be introduced in this time frame, include tests for other food pathogens including salmonella, additional tests to detect genetically modified organisms or GMOs, and a test to detect proteins in animal feed that are linked to the transmission of BSE, or mad cow disease. These new products are expected to drive sales growth in the second half of 2002.

Manufacturing expenses decreased $340 thousand to $2.9 million in the second quarter of 2002 versus the second quarter of 2001. These expenses decreased approximately $108 thousand in the Antibody segment due primarily to lower costs of reagents used in manufacturing. These expenses decreased approximately $232 thousand in the Test Kit segment, which reflects the lower level of product shipments made in the second quarter of 2002 versus the comparable period in 2001. Gross margins declined to 47.7% in the second quarter of 2002 versus the 54.8% gross margin recorded in the second quarter of 2001. This decline primarily results from lower units of product manufactured and sold in the second quarter of 2002, versus the second quarter of 2001, causing more of the fixed costs of manufacturing to be allocated to each unit sold.

Research and development costs increased $183 thousand or 26% when comparing the second quarter of 2002 to the comparable 2001 period. This increase reflects the Company's continuing investment in new products, including tests to detect food borne-pathogens and unapproved proteins (including proteins linked to the transmission of mad cow disease) in animal feed. As described above, the first of these products was launched in July 2002 and others are expected to reach commercial launch in the second half of the 2002.

Selling, general and administrative expenses increased by $218 thousand or 9% in the second quarter of 2002 versus the second quarter of 2001. This increase is primarily attributable to increased marketing expenses associated with the launch of the Company's E. Coli test kit and the anticipated launch of additional new products. The 2002 results also include $24 thousand of additional severance expenses for the antibody segment. The 2001 results included a $253 thousand charge for severance expenses related to the closure of the Company's antibody facility near San Diego, California (See Note 7 in Notes to the Consolidated Financial Statements).

Net interest expense increased by $2 thousand or 13% in the second quarter of 2002 when compared to the second quarter of 2001. This increase is primarily attributable to the higher levels of outstanding debt during the 2002 period combined with lower levels of interest earning funds on deposit.

Income before taxes decreased $1.8 million to a loss of $928 thousand. Segment profit for the Test Kit segment decreased $1.9 million to a loss of $1.1 million in the second quarter of 2002. This decrease is primarily attributable to reduced product sales and increased operating costs, all as described above. Segment profit for the antibody segment grew $137 thousand during the second quarter of 2002. This increase is attributable to the lower general and administrative expenses as described above. (See Note 3 in Notes to the Consolidated Financial Statements).

Six Months Ended June 30, 2002 vs. June 30, 2001

Net revenues for the six months ended June 30, 2002 were $11.3 million versus $14.3 million in the six months ended June 30, 2001, a decrease of $3.0 million or 21%. Product related revenues decreased by $2.9 million or 21%. Sales of food safety products decreased $3.7 million to $2.7 million when comparing the six months ended June 30, 2002 to the six months ended June 30, 2001. This decrease is primarily attributable to decreased sales of test kits to detect StarLink(TM) in corn, as StarLink(TM) test kit sales were expanding rapidly in the six months ended June 30, 2001 following its discovery in certain manufactured food products. Water quality product sales increased $1.0 million or 43%, to $3.4 million in the six months ended June 30, 2002. This increase is primarily attributable to additional sales of the Company's general screening test for toxicity in water. Antibody product sales were $5.0 million in the six months ended June 30, 2002, a slight decrease from the $5.1 million in the six months ended June 30, 2001. Contract and other revenues decreased to $282 thousand in the six months ended June 30, 2002, when compared to the $385 recorded in the six months ended June 30, 2001.

In July 2002, the Company launched the first of a series of new products expected to be introduced in the second half of 2002 in the food safety category. This first test is a rapid test to detect E. Coli in food samples. Additional tests expected to be introduced in this time frame, include tests for other food pathogens including salmonella, additional tests to detect genetically modified organisms or GMOs, and a test to detect proteins in animal feed that are linked to the transmission of BSE, or mad cow disease. These new products are expected to drive sales growth in the second half of 2002.

Manufacturing expenses decreased $552 thousand to $6.0 million in the six months ended June 30, 2002 versus the six months ended June 30, 2001. These expenses increased approximately $14 thousand in the Antibody segment due primarily to higher costs of reagents used in manufacturing. These expenses decreased approximately $566 thousand in the Test Kit segment, which reflects the lower level of product shipments made in the six months ended June 30, 2002 versus the comparable period in 2001. Overall, gross margins declined to 46.7% in the six months ended June 30, 2002 versus the 53.9% gross margin recorded in the six months ended June 30, 2001. This decline primarily results from lower units of product manufactured and sold, causing more of the fixed costs of manufacturing to be allocated to each unit sold in the six months ended June 30, 2002 compared with the six months ended June 30, 2001.

Research and development costs increased $220 thousand or 15% when comparing the six months ended June 30, 2002 to the comparable 2001 period. This increase reflects the Company's continuing investment in new products, including tests to detect food borne-pathogens and unapproved proteins (including proteins linked to the transmission of mad cow disease) in animal feed. As described above, the first of these products was launched in July 2002 and others are expected to reach commercial launch in the second half of the 2002.

Selling, general and administrative expenses increased by $855 thousand or 18% in the six months ended June 30, 2002 versus the six months ended June 30, 2001. This increase is primarily attributable to increased marketing expenses associated with the launch of the E. coli test kit and the anticipated launch of additional new products and $64 thousand in additional severance expenses for the antibody segment. The 2001 results included a $253 thousand charge for severance related to the closure of the Company's antibody facility near San Diego, California (See Note 7 in Notes to the Consolidated Financial Statements).

Net interest expense decreased by $15 thousand or 31% in the six months ended June 30, 2002 when compared to the six months ended June 30, 2001. This decrease is primarily attributable to the lower levels of outstanding debt at a lower average rate of interest for the six months ended June 30, 2002 versus the six months ended June 30, 2001.

During the first quarter of 2002, the Company sold certain property in California, and recorded a gain on sale of $131 thousand. Also in the first quarter of 2002, the Company reached an agreement with its insurance carrier for settlement of costs related to a building fire in Maine. The gain on disposal of these assets recorded in the first quarter of 2002 was $243 thousand. During the first quarter of 2001, the Company sold certain assets and realized a gain of $76 thousand. (See Note 8 in Notes to the Consolidated Financial Statements, with respect to the sale of property and settlement of costs).

Income before taxes decreased $3.2 million to a loss of $1.5 million. Segment profit for the Test Kit segment decreased $3.4 million to a loss of $1.9 million in the six months ended June 30, 2002. This decrease is primarily attributable to reduced product sales and increased operating costs, all as described above. Segment profit for the antibody segment grew $192 thousand during the six months ended June 30, 2002. This increase is attributable to the lower general and administrative expenses as described above. (See Note 3 in Notes to the Consolidated Financial Statements).

Liquidity and Capital Resources

The Company's working capital (current assets less current liabilities), which consists principally of cash, accounts receivable and inventory, decreased $839 thousand or 7%, to approximately $11.1 million when comparing June 30, 2002, to December 31, 2001. Decreases in cash of $1 million, inventory of $447 thousand and an increase in other current assets of $293 thousand due primarily to increases in prepaid insurance, were partially offset by decreases in accounts payable of $481 thousand and accrued expenses of $569 thousand. The decrease in cash is primarily attributable to the $1.9 million operating loss incurred during the first six months of 2002. Outstanding debt increased $812 thousand from approximately $2.5 million at December 31, 2001 to approximately $3.3 million at June 30, 2002.

For the six months ended June 30, 2002, the Company's operating activities used more than $1.8 million in cash, a significant change from the $1.5 million provided by the Company's operating activities in the first six months of 2001, due to the $1.9 million operating loss described above. The Company expects future gross margins to improve as new products are introduced in the second half of 2002 at higher margins and the Company begins to realize operating efficiencies from the consolidation of its antibody production facilities in Maine. The Company also expects operating expenses to be at or near the levels achieved in the second quarter of 2002. At June 30, 2002, the Company had $3.3 million in debt, stockholders' equity in excess of $26 million and unused borrowing capacity under a revolving line of credit of approximately $1.3 million.

The Company was in breach of certain loan covenants at March 31, 2002. The Company has received a waiver and suspension of these loan covenants for the first and second quarters of 2002, respectively, and the loan covenants have been modified to a minimum level of EBITDA of $1.5 million for the third quarter of 2002. After the third quarter of 2002, the original provisions of the loan agreement regarding financial covenants will be operative. Under those provisions the Company is required to maintain a ratio of current maturities of indebtedness at no less than 1.5 times the amount of EBITDA on a rolling-four quarter basis and a ratio of funded debt to EBITDA not to exceed 3.25 times (see
Note 6 in Notes to the Consolidated Financial Statements). Based on the year to date results and current projections it is possible the Company may not meet the amended loan covenants for the quarter ending September 30, 2002.

The Company is discussing the restrictive covenants with its commercial bank, and such discussions are ongoing. The Company is also currently evaluating its financing options, including the possible private sale of approximately $1 million of common stock. Sales of common stock may be dilutive to current shareholders.

In July 2002, the Company launched the first of a series of new products expected to be introduced in the second half of 2002 in the food safety category. This first test is a rapid test to detect E. Coli in food samples. Additional tests expected, include tests for other food pathogens including salmonella, additional tests to detect genetically modified organisms or GMOs, and a test to detect proteins in animal feed that are linked to the transmission of BSE, or mad cow disease. These new products are expected to drive sales growth in the second half of 2002.

As of June 30, 2002, the outstanding balance on this debt was approximately $3.2 million. This indebtedness is secured by substantially all of the Company's assets. The Company expects that it will be able to meet or exceed the financial covenants or successfully negotiate a waiver of or modification to these covenants to cure any breach. Consequently, the debt has not been classified as a current obligation.

Based upon its cash on hand, credit facilities, current product sales and sales of new products, the Company believes it has, or has access to sufficient resources to meet its operating requirements for at least the next twelve months. The Company's ability to meet its long-term capital needs will depend on a number of factors, including compliance with existing and new loan covenants, the success of its current and future products, the focus and direction of its research and development program, competitive and technological advances, future relationships with corporate partners, government regulation, the Company's marketing and distribution strategy, its successful sale of additional common stock and/or the Company's successfully locating and obtaining other financing, and the success of the Company's plan to make future acquisitions. Accordingly, no assurance can be given that the Company will be able to meet the future liquidity requirements that may arise from these inherent and similar uncertainties.

Accounting Standards

Potential Impact of Our Critical Accounting Policies - The Company's accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements. The Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, and contingencies. The Company bases its estimates on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. The Company considers the following policies to be most critical in understanding the judgments that are involved in preparing the Consolidated Financial Statements and the uncertainties that could impact the results of operations, financial condition and cash flows.

Valuation of Accounts Receivable - Accounts receivable as of June 30, 2002 and December 31, 2001, were net of an allowance for doubtful accounts of $239 thousand and $215 thousand, respectively. The recorded allowance is continually evaluated based on current market conditions, an analysis of customer specific facts and circumstances, and the size and composition of the overall portfolio. If receivables become uncollectible, these write-offs are charged against the allowance.

Valuation of Inventories - Inventories, which consist primarily of test kit components, bulk serum and antibody products are valued at the lower of cost or market. Cost is determined using the first in, first out method. Realization of inventories is dependent upon the successful marketing of our products. Judgments are made regarding the carrying value of inventory based on current market conditions. Market conditions may change depending upon competitive product introductions and customer demand. If market conditions change or if the introduction of new products by the Company impacts the market for previously released products, the Company may be required to write-down the cost of its inventory.

Revenue Recognition - Product related sales are composed of the sale of immunoassay and bioluminescence-based test kits and the sale of antibodies and immunochemical reagents. The sale of all immunoassay and bioluminescence-based test kits, bulk antibodies and immunochemical reagents are recognized upon the shipment of the product and transfer of title or when related services are provided. For the six months ended June 30, 2002 and 2001 these sales represented 84% and 89% of total Company revenues, respectively.

Sales of monoclonal and polyclonal antibodies under customer contracts and purchase orders are recognized under the percentage of completion method and are recorded based on the percentage of costs or time incurred through the reporting date versus the estimate for the complete contract or project. The Company recognizes revenues in this manner as production of these types of antibodies generally takes between two and twelve months to complete and costs are incurred throughout the production process. For the six months ended June 30, 2002 and 2001 these sales represented 14% and 8% of total Company revenues, respectively.

Contract revenues are recognized upon the completion of contractual milestones. For the six months ended June 30, 2002 and 2001 these sales represented 2% and 3% of total Company revenues, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has exposure to changing interest rates, and is currently not engaged in hedging activities. Interest on approximately $3.2 million of outstanding indebtedness is at a variable rate of between 1.75% to 3% over the published London Interbank Offered Rate (LIBOR), based upon the Company's ratio of funded debt to EBITDA, and was 2% over LIBOR on average for the quarter. Interest on approximately $137 thousand of indebtedness is at a fixed rate of 5.73%. At the Company's current level of indebtedness, each 1% change in the variable interest rate will have an effect of $32 thousand on the Company's interest expense charges.

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

                           PART II - OTHER INFORMATION

Item 3. Defaults upon Senior Securities

The Company was in breach of certain loan covenants at March 31, 2002. The Company has received a waiver and suspension of these loan covenants for the first and second quarters of 2002, respectively, and the loan covenants have been modified to a minimum level of EBITDA of $1.5 million for the third quarter of 2002. After the third quarter of 2002, the original provisions of the loan agreement regarding financial covenants will be operative. Under those provisions the Company is required to maintain a ratio of current maturities of indebtedness at no less than 1.5 times amount of EBITDA on a rolling four-quarter basis and a ratio of funded debt to EBITDA not to exceed 3.25 times (see Note 6 in Notes to the Consolidated Financial Statements). Based on the year to date results and current projections it is possible the Company may not meet the amended loan covenants for the quarter ending September 30, 2002.

The Company is discussing the restrictive covenants with its commercial bank, and such discussions are ongoing. The Company is also currently evaluating its financing options, including the possible private sale of approximately $1 million of common stock. Sales of common stock may be dilutive to current shareholders.

As of June 30, 2002, the outstanding balance on this debt was approximately $3.2 million. This indebtedness is secured by substantially all of the Company's assets. The Company expects that it will be able to meet or exceed the financial covenants or successfully negotiate a waiver of or modification to these financial covenants to cure any breach. Consequently, the debt has not been classified as a current obligation.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on April 25, 2002. At the meeting, the following Class II Directors were elected for a term of two years:

Directors                     Shares Voted For                Shares Withheld
---------                     ----------------                ---------------

Richard J. Defieux               8,882,072                        85,970

Timothy S. Ramey                 8,882,072                        85,970

Stephen L. Waechter              8,882,072                        85,970


Richard C. Birkmeyer, Morton Collins, Kathleen E. Lamb and Grover C. Wrenn constitute the Class I directors whose terms continued after the annual meeting.

Item 5. Other Information

On July 8, 2002, the Company purchased certain assets of Molecular Circuitry Inc. ("MLC"). The purchased assets consist primarily of various proprietary media technology that will be used in combination with the Company's new diagnostic tests for food-borne pathogens including salmonella and E. Coli. The assets purchased also include the sales and marketing rights to the ruminant feed test product line that the Company and MLC have been jointly developing in collaboration with McDonald's Corporation.

In consideration for these and other related assets, the Company is issuing to MLC 600,000 unregistered shares of the Company's common stock and will pay MLC a continuing royalty for ten years on sales of specified products.

On July 24, 2002, the Company announced the election of Herb Lotman to its Board of Directors.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

         99.1 - Certification by Chief Executive Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 - Certification by Chief Financial Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

         On April 12, 2002, the Company filed a report on Form 8-K pursuant to
         Item 7 and Item 9 providing a first quarter of 2002 update.

         On April 25, 2002, the Company filed a report on Form 8-K pursuant to
         Item 7 and Item 9 announcing the Company's first quarter results of operations.

         On July 22, 2002, the Company filed a report on Form 8-K pursuant to
         Item 7 and Item 9 announcing the acquisition of certain assets of Molecular Circuitry Inc.

         On July 30, 2002, the Company filed a report on Form 8-K pursuant to
         Item 7 and Item 9 announcing the election of Herb Lotman to its Board of Directors.

         On July 30, 2002, the Company filed a report on Form 8-K pursuant to
         Item 7 and Item 9 announcing the Company's second quarter results of operations.

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


                           STRATEGIC DIAGNOSTICS INC.
                           --------------------------
                                  (Registrant)

Signature                                            Title                                 Date
---------                                            -----                                 ----
/s/ RICHARD C. BIRKMEYER              President and Chief Executive Officer           August 14, 2002
------------------------              (Principal Executive Officer)
    Richard C. Birkmeyer

/s/ ARTHUR A. KOCH, JR.               Vice President and Chief Operating Officer      August 14, 2002
-----------------------               (Principal Financial Officer)
    Arthur A. Koch, Jr.