Form 10-Q
period 2002-09-30
STRATEGIC DIAGNOSTICS INC/DE/
filed 2002-11-13
CIK 911649

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the Quarterly Period Ended September 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the Transition Period From             to
                                  ------------   ----------


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

         As of October 31, 2002 there were 18,937,330 outstanding shares of the Registrant's common stock, par value $.01 per share.

                           STRATEGIC DIAGNOSTICS INC.

                                      INDEX

Item                                                                                    Page
----                                                                                    ----
PART I

     ITEM 1. Financial Statements (Unaudited)

             Consolidated Balance Sheets - September 30, 2002 and December 31, 2001      2

             Consolidated Statements of Operations - Three months and nine months
                      ended September 30, 2002 and 2001                                  3

             Consolidated Statement of Stockholders' Equity and
                      Comprehensive Income for the nine months ended
                      September 30, 2002                                                 4

             Consolidated Statements of Cash Flows - Nine months ended
                      September 30, 2002 and 2001                                        5

             Notes to Consolidated Interim Financial Statements                          6

     ITEM 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                          13

     ITEM 3. Quantitative and Qualitative Disclosures About Market Risk                 20

     ITEM 4. Controls and Procedures                                                    21

PART II                                                                                 22

       ITEM 2. Changes in Securities and Use of Proceeds                                22

       ITEM 3. Defaults upon Senior Securities                                          22

       ITEM 6. Exhibits and Reports on Form 8-K                                         23

SIGNATURES                                                                              24


Item 1. Financial Statements
                                     PART I

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                                                  September 30,         December 31,
--------------------------------------------------------------------------------------------------------------------
                                                                                      2002                  2001
--------------------------------------------------------------------------------------------------------------------
 ASSETS
--------------------------------------------------------------------------------------------------------------------
 Current Assets:
      Cash and cash equivalents                                                     $  1,330              $  2,379
      Receivables, net                                                                 4,703                 4,737
      Inventories                                                                      6,905                 7,639
      Deferred tax asset                                                                 861                   861
      Other current assets                                                               805                   504
--------------------------------------------------------------------------------------------------------------------
         Total current assets                                                         14,604                16,120
--------------------------------------------------------------------------------------------------------------------

 Property and equipment, net                                                           4,079                 4,072
 Other assets                                                                             48                   351
 Deferred tax asset                                                                    7,436                 6,875
 Intangible assets, net                                                                7,128                 4,716
--------------------------------------------------------------------------------------------------------------------
         Total assets                                                               $ 33,295              $ 32,134
====================================================================================================================
 LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------
 Current Liabilities:
      Accounts payable                                                              $    979              $  1,620
      Accrued expenses                                                                   668                 1,236
      Current portion of long term debt                                                  245                 1,333
--------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                     1,892                 4,189
--------------------------------------------------------------------------------------------------------------------
 Long-term debt                                                                        1,264                 1,174
--------------------------------------------------------------------------------------------------------------------
 Stockholders' Equity
      Preferred stock, $.01 par value, 20,920,648 shares authorized,
         no shares issued or outstanding                                                   -                     -
      Common stock, $.01 par value, 35,000,000 shares authorized,
         18,936,122 and 17,858,889 issued and outstanding
         at September 30, 2002 and December 31, 2001, respectively                       189                   178
      Additional paid-in capital                                                      35,270                31,114
      Accumulated deficit                                                             (5,295)               (4,496)
      Cumulative translation adjustments                                                 (25)                  (25)
--------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                   30,139                26,771
--------------------------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                                 $ 33,295              $ 32,134
====================================================================================================================

        The accompanying notes are an integral part of these statements.

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                                    Three Months                      Nine Months
                                                                  Ended September 30,             Ended September 30,
--------------------------------------------------------------------------------------------  ----------------------------
                                                                     2002       2001                 2002       2001
--------------------------------------------------------------------------------------------  ----------------------------
 NET REVENUES:
--------------------------------------------------------------------------   ---------------  ------------   -------------
        Product related                                       $     5,921     $     8,270     $    16,959     $    22,160
        Contract and other                                            198             205             480             590
--------------------------------------------------------------------------   ---------------  ------------   -------------
           Total net revenues                                       6,119           8,475          17,439          22,750
--------------------------------------------------------------------------   ---------------  ------------   -------------
 OPERATING EXPENSES:
        Manufacturing                                               2,707           3,671           8,736          10,252
        Research and development                                      804             718           2,448           2,142
        Selling, general and administrative                         2,434           2,667           7,938           7,317
--------------------------------------------------------------------------   ---------------  ------------   -------------
           Total operating expenses                                 5,945           7,056          19,122          19,711
--------------------------------------------------------------------------   ---------------  ------------   -------------

           Operating income (loss)                                    174           1,419          (1,683)          3,039

 Interest expense, net                                                (18)             (4)            (51)            (52)

 Gain on sale of assets                                                 -               -             374              76
--------------------------------------------------------------------------   ---------------  ------------   -------------

Income (loss) before taxes                                            156           1,415          (1,360)          3,063
--------------------------------------------------------------------------   ---------------  ------------   -------------

           Income tax expense (benefit)                                35             519            (561)          1,174
--------------------------------------------------------------------------   ---------------  ------------   -------------

 Net income (loss)                                                    121             896            (799)          1,889
--------------------------------------------------------------------------   ---------------  ------------   -------------

 Basic net income (loss) per share                            $      0.01         $  0.05     $     (0.04)    $      0.11
==========================================================================   ===============  ============   =============

 Shares used in computing basic
        net income (loss) per share                            18,581,000      16,856,000      18,244,000      16,807,000
==========================================================================   ===============  ============   =============

 Diluted net income (loss) per share                          $      0.01     $      0.05     $     (0.04)    $      0.11
==========================================================================   ===============  ============   =============

 Shares used in computing diluted
        net income (loss) per share                            18,941,000      17,473,000      18,244,000      17,353,000
==========================================================================   ==============   ============   =============



        The accompanying notes are an integral part of these statements.

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                 (in thousands)
                                   (unaudited)


                                                            Additional                     Cumulative
                                                  Common     Paid-In       Accumulated     Translation
                                                  Stock      Capital         Deficit       Adjustments     Total
-------------------------------------------------------------------------------------------------------------------
Balance,
December 31, 2001                                 $ 178     31,114             (4,496)          (25)      $ 26,771
-------------------------------------------------------------------------------------------------------------------
Exercises of stock options, warrants
     and other                                        1        167                  -             -            168
Employee stock purchase plan                          -         33                  -             -             33
Directors stock purchase                              4      1,460                  -             -          1,464
Acquisition of Molecular Circuitry Inc.               6      2,496                  -             -          2,502
Net and comprehensive income                          -          -               (799)            -           (799)
-------------------------------------------------------------------------------------------------------------------
Balance,
September 30, 2002                                $ 189     35,270             (5,295)          (25)      $ 30,139
===================================================================================================================


        The accompanying notes are an integral part of these statements.

           STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands)
                            (unaudited)

                                                                              Nine Months
                                                                          Ended September 30,
------------------------------------------------------------------------------------------------
                                                                           2002            2001
------------------------------------------------------------------------------------------------
 Cash Flows from Operating Activities:
 Net income (loss)                                                       $ (799)        $ 1,889
      Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
         Depreciation and amortization                                      654             669
         Deferred income tax provision                                     (561)            999
         Gain on sale/disposal of assets                                   (374)            (76)
 (Increase) decrease in:
      Receivables                                                            53          (1,214)
      Inventories                                                           734            (273)
      Other current assets                                                 (301)           (298)
      Other assets                                                          114            (281)
 Increase (decrease) in:
      Accounts payable                                                     (641)            731
      Accrued expenses                                                     (668)            474
      Deferred revenue                                                        -            (100)
------------------------------------------------------------------------------------------------
 Net cash provided by (used in) operating activities                     (1,789)          2,520

 Cash Flows from Investing Activities:
      Purchase of property and equipment                                   (883)           (954)
      Proceeds from sale of land                                              -             330
      Net cash acquired in acquisition of Azur Environmental                  -             212

------------------------------------------------------------------------------------------------
 Net cash (used in) investing activities                                   (883)           (412)

 Cash Flows from Financing Activities:
      Proceeds from exercise of incentive stock options                     168             368
      Proceeds from employee stock purchase plan                             33              31
      Proceeds from sale of stock                                         1,464               -
      Proceeds from  issuance of long & short term debt                   1,947               -
      Proceeds from  sale/disposal of assets                                956               -
      Repayments on financing obligations                                (2,945)         (1,336)

------------------------------------------------------------------------------------------------
 Net cash provided by (used in) financing activities                      1,623            (937)
 Net increase (decrease) in Cash and Cash Equivalents                    (1,049)          1,171
 Cash and Cash Equivalents, Beginning of Period                           2,379           1,288
------------------------------------------------------------------------------------------------
 Cash and Cash Equivalents, End of Period                                $1,330         $ 2,459
================================================================================================
 Supplemental Cash Flow Disclosure:
      Cash paid for taxes                                                     3             176
      Cash paid for interest                                                 72             126
================================================================================================
 Non-cash investing and financing activity:
      Note receivable in connection with the sale of assets                 300               -
      Preferred stock issued for the purchase of Azur Environmental           -           2,989
      Common stock issued for the purchase of
      Molecular Circuitry Inc.                                            2,502               -
================================================================================================


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

Basis of Presentation and Interim Financial Statements
------------------------------------------------------

The accompanying unaudited consolidated interim financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding financial reporting. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. In the opinion of management, the accompanying financial statements include all adjustments (all of which are of a normal recurring nature) necessary for a fair presentation of the results of operation.

Revenue Recognition
-------------------

Product related sales are composed of the sale of immunoassay and bioluminescence-based test kits and the sale of antibodies and immunochemical reagents. The sale of all immunoassay and bioluminescence-based test kits, bulk antibodies and immunochemical reagents are recognized upon the shipment of the product and transfer of title or when related services are provided. For the nine months ended September 30, 2002 and 2001 these sales represented 83% and 91% of total Company revenues, respectively.

Sales of monoclonal and polyclonal antibodies under customer contracts and purchase orders are recognized under the percentage of completion method and are recorded based on the percentage of costs or time incurred through the reporting date versus the estimate for the complete contract or project. The Company recognizes revenues in this manner as production of these types of antibodies generally takes between two and twelve months to complete and costs are incurred throughout the production process. For the nine months ended September 30, 2002 and 2001 these sales represented 14% and 6% of total Company revenues, respectively.

Contract revenues are recognized upon the completion of contractual milestones. For each of the nine month periods ended September 30, 2002 and 2001 these sales represented 3% of total Company revenues.

New Accounting Pronouncements
-----------------------------

The Company adopted the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Had the amortization provisions of Statement 142 been in effect for all periods presented, the Company's adjusted net income for the three-month and nine-month period ended September 30, 2001 would have been $926 or $.05 per diluted share and $1,980 or $.11 per diluted share, compared to the $896 or $.05 per diluted share and $1,889 or $.11 per diluted share as reported, respectively.

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

                                                               Three Months Ended                        Nine Months Ended
                                                                 September 30,                              September 30,
                                                            2002               2001                  2002                2001
                                                         ----------         ----------            ----------          ----------

Average common shares outstanding                        18,580,855         16,856,103            18,243,870          16,807,262

Shares used in computing basic
net income (loss) per share                              18,580,855         16,856,103            18,243,870          16,807,262
                                                         ==========         ==========            ==========          ==========

Series C preferred stock                                          -             15,385                     -               5,147

Stock options                                               358,841            552,814                     -             496,914

Warrants                                                      1,040             48,570                     -              43,583
                                                         ----------         ----------            ----------          ----------
Shares used in computing diluted
net income (loss) per share                              18,940,736         17,472,872            18,243,870          17,352,906
                                                         ==========         ==========            ==========          ==========




In the nine months ended September 30, 2002, the effect of approximately 600,000 equivalent shares of stock options and warrants were excluded from the diluted shares calculation, because they were anti-dilutive.

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

Segment Information:


For the three months ended September 30,                             Test Kits       Antibody             Total
                                                                     ---------       --------             -----
2002           Revenues                                                $ 3,544        $ 2,575           $ 6,119
               Segment profit (loss)                                      (239)           395               156
               Segment assets                                           20,930         12,365            33,295
               Depreciation and amortization                               119             81               200
               Capital expenditures                                         13             89               102

2001           Revenues                                                $ 5,726        $ 2,749           $ 8,475
               Segment profit                                            1,282            133             1,415
               Segment assets                                           19,187         11,807            30,994
               Depreciation and amortization                                94            132               226
               Capital expenditures                                        150            482               632

For the nine months ended September 30,                              Test Kits       Antibody             Total
                                                                     ---------       --------             -----

2002           Revenues                                                $ 9,912        $ 7,527          $ 17,439
               Segment profit  (loss)                                   (2,180)           820            (1,360)
               Segment assets                                           20,930         12,365            33,295
               Depreciation and amortization                               391            263               654
               Capital expenditures                                        130            753               883

2001           Revenues                                               $ 14,908        $ 7,842          $ 22,750
               Segment profit                                            2,697            366             3,063
               Segment assets                                           19,187         11,807            30,994
               Depreciation and amortization                               284            385               669
               Capital expenditures                                        214            740               954

4. INVENTORIES:

The Company's inventories, which consist primarily of test kit components, bulk antibody serum and other antibody products are valued at the lower of cost or market. Cost is determined using the first in, first out method. At September 30, 2002 and December 31, 2001, inventories consisted of the following:

                                  September 30, 2002    December 31, 2001
                                  ------------------    -----------------

Raw Materials                         $  3,056              $   3,030
Work in progress                         1,050                  1,398
Finished goods                           2,799                  3,211
---------------------------------------------------------------------
                                      $  6,905              $   7,639
=====================================================================

5. INTANGIBLE ASSETS:
                                  September 30, 2002    December 31, 2001
                                  ------------------    -----------------

Goodwill                              $  5,128              $   4,997
Other                                    2,791                    450
Less - accumulated amortization           (791)                  (731)
---------------------------------------------------------------------
Net intangible assets                 $  7,128              $   4,716
=====================================================================

6. DEBT:

On May 5, 2000, the Company entered into a financing agreement with a commercial bank. This agreement provides for a $4,000 term loan, all of which had been paid on or before September 30, 2002, and for up to a $5,000 revolving line of credit, none of which was outstanding and approximately $2,800 of which was available at September 30, 2002, based on eligible assets as described below.

The revolving line of credit bears a variable interest rate of between 1.75% and 2.75% over LIBOR depending upon the ratio of the Company's funded debt to EBITDA, and is subject to a borrowing base determined by the Company's eligible accounts receivable. The Company's effective annual rate of interest on this line of credit, taking into account the variable interest rate and LIBOR, was approximately 3.56% at September 30, 2002.

On December 13, 2001 the Company entered into an agreement with a commercial bank to finance the construction of new facilities at its Windham, Maine location. This agreement provides for up to $1,500 in financing, of which approximately $1,475 was outstanding at September 30, 2002, and is repayable over seven years, with principal payments beginning on October 1, 2002.

The loan bears a variable interest rate of between 2% and 3% over LIBOR depending upon the ratio of the Company's funded debt to EBITDA. Payments are due monthly, with equal amortization of principal payments plus interest. The Company's effective annual rate of interest on this loan at September 30, 2002 taking into account the variable rate of interest and LIBOR, was approximately 3.81%.

Under the terms of the above financings, the Company is required to meet certain financial covenants. These covenants require the Company to maintain a ratio of current maturities of indebtedness at no less than 1.5 times the amount of EBITDA on a rolling four-quarter basis and a ratio of funded debt to EBITDA not to exceed 3.25 times. The Company was in breach of the EBITDA to current maturities of debt plus interest and taxes, loan covenant at March 31, 2002 and both the ratio of funded debt to EBITDA and EBITDA to current maturities of debt plus interest and taxes, loan covenants at June 30 2002. For the quarter ended September 30, 2002, these loan covenants were amended to a minimum level of EBITDA of $1,500. The Company has received a waiver and suspension of these loan covenants for the first, second and third quarters of 2002, respectively, and the loan covenants have been modified to a minimum level of EBITDA of $700 for the fourth quarter of 2002 and $650 for the first quarter of 2003. After the first quarter of 2003, the original provisions of the loan agreement regarding financial covenants will be operative.

As of September 30, 2002, the outstanding balance on all of the Company's commercial bank debt was approximately $1,475, as described above. This indebtedness is secured by substantially all of the Company's assets. The Company expects that it will be able to meet or exceed all of its financial covenants with respect to this indebtedness, or to successfully negotiate a waiver of or modification to cure any breach of any of these financial covenants.

On February 18, 2002, the Company entered into an agreement to finance its 2002 insurance premiums with a commercial lender. The agreement provides for $309 in insurance premium financing, of which approximately $35 is outstanding at September 30, 2002. Payments are due in nine equal monthly payments ending November 1, 2002. This insurance premium loan bears a fixed annual interest rate of 5.73%.

7. SEVERANCE ACCRUAL:

In June 2001, the Company recorded $253 in expense for severance costs in connection with the announced consolidation and expansion of its Antibody segment. For the nine months ended September 30, 2002, the Company recorded an additional $64, of which $40 was charged in the quarter ending March 31, 2002 and additional $24 of which was charged in the quarter ending June 30, 2002, all of which is included in selling, general and administrative expense in the accompanying statement of operations. The severance costs relate to 44 employees in the Company's San Diego, California facility, all of whom left the Company on or before July 31, 2002, as production was transferred to the Company's Maine facility. As of September 30, 2002, $282 had been charged against the $317 thousand severance accrual.

8. GAIN ON SALE AND DISPOSAL OF ASSETS:

In March 2002, the Company sold most of the remaining assets of its antibody production facility near San Diego, California. The Company received proceeds of $600 for the sale of the property, which included a $300 cash payment and a one-year note from the purchaser for the remaining $300. The note carried an interest rate of 5% annually, and was payable in three monthly installments of interest only payments, with the balance being paid over an additional nine months of principal and interest payments. The note was repaid in full in August of 2002. The Company recorded a gain on sale of $131, which represents the amount the Company received above the carrying value of the assets sold.

In March 2002, the Company reached an agreement with its insurance carrier in settlement of costs related to a building fire on its Maine property. The Company has received proceeds of $359 and is carrying an additional $19 on its balance sheet in accounts receivable as an amount due for the balance of the insurance settlement. The Company recorded a gain on disposal of $243, which represents the amount the Company received above its investment in the assets destroyed.

9. ACQUISITIONS:

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

In consideration for these and other related assets, the Company issued to MLC 600,000 unregistered shares of the Company's common stock with a value of $4.17 per share or $2,502, computed by averaging the price of the Company's common stock for the period beginning on the two business days before the acquisition and ending two business days after the acquisition, plus an additional $100 in transaction related costs. In addition the Company will also pay MLC a continuing royalty for ten years on sales of specified products, and/or components of products, which will be charged to operations when and if incurred.

The assets of MLC were valued by AUS Consultants Valuation Services of New Jersey, a firm that is familiar with such valuations. AUS Consultants determined the value of the assets purchased to be $261 in laboratory equipment (tangible assets) and approximately $2,341 for the intellectual and property rights to the MLC developed Express Media, Chromagenic Media and Ruminant Feed Test product lines (intangible assets).

The intangible assets were valued using the income approach. This method estimates market value as the present value of future economic benefits to be derived from the exploitation of these assets or product lines. This methodology requires a forecast of net cash flow from each product line, an estimate of the relative risk of achieving that income stream, and an estimate as to the duration of the income. An economic life of twenty years was used in the above calculations utilizing a discount rate of approximately 25%.

10. SALE OF STOCK TO DIRECTORS:

During the third quarter of 2002, the Company issued 455,472 shares of its unregistered common stock to its outside directors and certain of their affiliates at a price of $3.216 per share. This price represents the higher of the closing price of the Company's common stock on August 15, 2002, the last complete trading day before the stock purchase agreement for such shares was executed, and the average of the closing prices for the five trading days ending on that date. The approximately $1,500 raised from the sale of these shares was used for working capital and general corporate purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements reflecting the current expectations of Strategic Diagnostics Inc. and its subsidiaries (the "Company"). When used in this Form 10-Q, the words "anticipate", "enable", "estimate", "intend", "expect", "believe", "potential", "may", "will", "should", "project" and similar expressions as they relate to the Company are intended to identify said forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, which may cause actual results to differ from those anticipated at this time. Such risks and uncertainties include, without limitation, changes in demand for products, delays in product development, delays in market acceptance of new products, retention of customers, attraction and retention of management and key employees, adequate supply of raw materials, the successful integration and consolidation of the Maine production facilities, inability to obtain or delays in obtaining third party approvals, including American Organization of Analytical Chemists Research Institute ("AOAC"), or required government approvals, the ability to meet increased market demand, competition, protection of intellectual property, non-infringement of intellectual property, seasonality, the ability to obtain financing and other factors more fully described in the Company's public filings with the U.S. Securities and Exchange Commission.

Background

The Company develops, manufactures and markets immunoassay and bioluminescence-based test kits for rapid and cost-effective detection of a wide variety of substances in the food safety and water quality markets through its Test Kit segment. Through its Strategic BioSolutions division, the Company also provides antibody and immunoreagent research, development and production services.

Since its inception, the Company and its predecessors have, in addition to conducting internal research and development of new products, entered into research and development agreements with multiple corporate partners that have led to the introduction of various products to the food safety, water quality and other markets and the Company will continue to do so from time to time. The Company expects that internal research and development projects, primarily in the food safety area, will continue to represent a substantial percentage of its research and development expenditures. The Company believes that its competitiveness has been enhanced through the combination of talent, technology and resources resulting from the relationships and the acquisitions it has effected since the Company's inception. These relationships and acquisitions have enabled the Company to achieve meaningful economies of scale for the unique products it offers through the utilization of its consolidated facilities in Newark, Delaware for the development and manufacture of test kits, antibodies and biochemicals, its facility located in Oceanside,

California for the manufacture of instruments and its facility located in Windham, Maine for the manufacture of custom, high-volume bulk polyclonal antibodies. These relationships and acquisitions also enable the Company to offer its customers the most appropriate test for each specific customer application.

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

On September 28, 2001 the Company acquired AZUR Environmental (AZUR), a privately held manufacturer of proprietary rapid test systems, including the Microtox toxicity test system which measures toxicity in drinking and process water, formerly located in Carlsbad, California. With more than 500 peer-reviewed scientific articles and more than 1,700 instruments sold worldwide, the Microtox toxicity test system has been approved in regulations or standards in Canada and eight (8) European countries, and has been submitted to the United States of America Environmental Protection Agency ("EPA") for approval.

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

Results of Operations

Three Months Ended September 30, 2002 vs. September 30, 2001

Net revenues for the third quarter of 2002 were $6.1 million versus $8.5 million in the third quarter of 2001, a decrease of $2.4 million or 28%. Product related revenues for the third quarter of 2002 decreased by $2.3 million to $5.9 million or 28% from the third quarter of 2001. Sales of food safety products decreased $1.8 million to $1.6 million when comparing the third quarter of 2002 to the third quarter of 2001. The foregoing decreases are primarily attributable to the continued decreased sales of test kits to detect StarLink(TM) in corn, as StarLink(TM) test kit sales expanded rapidly in 2001 following the discovery of StarLink(TM) in certain manufactured food products. Water quality product sales decreased $404 thousand or 19%, to $1.7 million in the third quarter of 2002 when compared to the third quarter of 2001. This decrease is primarily attributable to a spike in sales of the Company's Microtox(R) toxicity test systems, following the events of September 11, 2001, in the prior years quarter. However, sales of the Company's Microtox(R) toxicity testing systems for drinking water applications have been steadily increasing in 2002 with more than 30 North American cities utilizing the system.

Antibody product sales were $2.6 million in the third quarter of 2002, a decrease from the $2.7 million in the third quarter of 2001. Contract and other revenues decreased slightly to $198 thousand in the third quarter of 2002, when compared to the $205 thousand recorded in the third quarter of 2001.

Food safety revenues increased to $1.6 million in the third quarter of 2002 from the $1.2 million recorded in the second quarter of 2002. The Company believes its leadership position in GMO testing is continuing to grow. The Company believes that the reliance on GMO technology continues to grow both in the U.S. and abroad, and the demand for the Company's testing products is increasing as well. Sales of GMO tests for cottonseed increased during the quarter versus the second quarter of 2002. The Company believes it now supplies every major cottonseed company (in terms of seed sales) in the U.S. and Australia (two principal regions in the world where GMO technology is utilized). In addition the Company believes the outlook for GMO sales in South America is strengthening, as a major distributor is expecting as much as a 30% increase in sales during the coming season.

The Company launched its RapidChek(R) lateral flow test for E. Coli in the third quarter. Since RapidChek's(R) launch several companies with large testing requirements have initiated validation studies using RapidChek(R). Initial results have been favorable. Additionally the Company's research and product development efforts are continuing toward the introduction of new products in the food pathogen market. These new products include tests for salmonella, listeria and a test for proteins in animal feed that are linked to the transmission of BSE, or mad cow disease.

Antibody product sales increased to $2.6 million in the third quarter of 2002 from the $2.4 million recorded in the second quarter of 2002. Several new or expanded customer relationships were established in the antibody segment during the quarter as customers and prospects had the opportunity to validate the manufacturing and quality procedures at the Company's expanded manufacturing facilities in Windham, Maine. The Company's project to develop a point-of-treatment diagnostic test for Bayer Corporation's new product Repinotan
(TM) is continuing with Bayer's Phase III clinical trials, which are expected to be completed during 2003.

Manufacturing expenses decreased $964 thousand to $2.7 million in the third quarter of 2002 versus the third quarter of 2001. These expenses decreased approximately $220 thousand in the Antibody segment due primarily to lower costs of reagents, supplies and labor used in manufacturing. These expenses decreased approximately $744 thousand in the Test Kit segment, which reflects among other things, the lower level of product shipments made in the third quarter of 2002 versus the comparable period in 2001. Gross product margins in the Test Kit segment declined slightly to 61.0% in the third quarter of 2002 versus the 62.9% gross product margin recorded in the third quarter of 2001. This decline primarily results from lower volumes of food safety products sold during the 2002 period and was partially offset by an increase in the gross product margins of the Antibody segment, as those margins rose to 45.5% in third quarter of 2002 from the 41.0% gross product margin recorded during the third quarter of 2001. This increase is primarily attributable to the operating efficiencies achieved through the consolidation of the Company's antibody manufacturing facilities in Windham, Maine.

Research and development costs increased $86 thousand or 12% when comparing the third quarter of 2002 to the comparable 2001 period. This increase reflects the Company's continuing investment in new products, including tests to detect food borne-pathogens and unapproved proteins (including proteins linked to the transmission of mad cow disease) in animal feed. As described above, the first of these products was launched in third quarter of 2002, and others are expected to reach commercial launch over the next two quarters.

Selling, general and administrative expenses decreased by $233 thousand or 9% in the third quarter of 2002 versus the third quarter of 2001. This decrease is primarily attributable to the Company's effort to reduce expenses, which included the consolidation of its antibody production facilities in Windham, Maine.

Net interest expense increased by $14 thousand in the third quarter of 2002 when compared to the third quarter of 2001. This increase is primarily attributable to the higher levels of outstanding debt during the 2002 period due to the decrease in revenues as described above, combined with lower levels of interest earning funds on deposit.

Income before taxes decreased $1.3 million to $156 thousand. Segment profit for the Test Kit segment decreased $1.5 million to a loss of $239 thousand in the third quarter of 2002 compared to the third quarter of 2001. This decrease is primarily attributable to reduced product sales and increased research costs, all as described above. Segment profit for the Antibody segment totaled $395 thousand during the third quarter of 2002 an increase of $262 thousand from the year earlier period. This increase is attributable to the lower operating, general and administrative expenses resulting from the consolidation of facilities and other initiatives as described above. (See Note 3 in Notes to the Consolidated Financial Statements).

Nine Months Ended September 30, 2002 vs. September 30, 2001

Net revenues for the nine months ended September 30, 2002 were $17.4 million versus $22.8 million in the nine months ended September 30, 2001, a decrease of $5.3 million or 23%. Product related revenues decreased by $5.2 million or 23%. Sales of food safety products decreased $5.5 million to $4.3 million when comparing the nine months ended September 30, 2002 to the nine months ended September 30, 2001. These decreases are primarily attributable to the continued decreased sales of test kits to detect StarLink(TM) in corn, as StarLink(TM) test kit sales expanded rapidly in 2001 following its discovery in certain manufactured food products. Water quality product sales increased $620 thousand or 14%, to $4.6 million in the nine months ended September 30, 2002. This increase is primarily attributable to additional sales of the Company's general screening test for toxicity in water. Antibody product sales were $7.5 million in the nine months ended September 30, 2002, a 4% decrease from the $7.8 million recorded in the nine months ended September 30, 2001. Contract and other revenues decreased to $480 thousand in the nine months ended September 30, 2002, when compared to the $590 recorded in the nine months ended September 30, 2001.

Manufacturing expenses decreased $1.5 million to $8.7 million in the nine months ended September 30, 2002 versus the nine months ended September 30, 2001. These expenses decreased approximately $206 thousand in the Antibody segment due primarily to lower costs of reagents, supplies and labor used in manufacturing. Manufacturing expenses decreased approximately $1.3 million in the Test Kit segment, which reflects the lower level of product shipments made in the nine months ended September 30, 2002 versus the comparable period in 2001. Gross product margins in the Test Kit segment declined to 54.8% in the nine months ended September 30, 2002 versus the 61.1% gross product margin recorded in the nine months ended September 30, 2001. This decrease is primarily attributable to the lower levels of food safety product shipments in the 2002 period. Gross product margins in the Antibody segment grew to 40.6% in the third quarter of 2002 from the 40.4% gross product margin recorded during the year earlier period. This increase is primarily attributable to the completion of the consolidation of the Antibody manufacturing facilities in Windham, Maine.

Research and development costs increased $306 thousand or 14% when comparing the nine months ended September 30, 2002 to the comparable 2001 period. This increase reflects the Company's continuing investment in new products, including tests to detect food borne-pathogens and unapproved proteins (including proteins linked to the transmission of mad cow disease) in animal feed. As described above, the first of these products was launched in third quarter 2002 and others are expected to reach commercial launch in the next six months.

Selling, general and administrative expenses increased by $621 thousand or 8% in the nine months ended September 30, 2002 versus the nine months ended September 30, 2001. This increase is primarily attributable to increased marketing expenses associated with the launch of the E. Coli test kit and the anticipated launch of additional new products, increased insurance premiums, professional fees and $64 thousand in additional severance expenses for the antibody segment. The 2001 results included a $253 thousand charge for severance related to the closure of the Company's antibody facility near San Diego, California (See Note 7 in Notes to the Consolidated Financial Statements).

Net interest expense remained virtually the same when comparing the nine months ended September 30, 2002 to the nine months ended September 30, 2001.

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

Income before taxes decreased $4.4 million to a loss of $1.4 million. Segment profit for the Test Kit segment decreased $4.9 million to a loss of $2.2 million in the nine months ended September 30, 2002. This decrease in the Test Kit segment is primarily attributable to reduced product sales and increased operating costs, all as described above. Segment profit for the Antibody segment was $820 thousand for the nine months ended September 30, 2002 an increase of $454 thousand over the prior years nine month period. This increase is attributable to the lower operating, severance and general and administrative expenses as described above. (See Note 3 in Notes to the Consolidated Financial Statements).

Liquidity and Capital Resources

During the third quarter of 2002, the Company issued 455,472 shares of its unregistered common stock to its outside directors and certain of their affiliates at a price of $3.216 per share. This price represents the higher of the closing price of the Company's common stock on August 15, 2002, the last complete trading day before the stock purchase agreement for such shares was executed, and the average of the closing prices for the five trading days ending on that date. The approximately $1.5 million raised from the sale of these shares was used for working capital and general corporate purposes.

The Company's working capital (current assets less current liabilities), which consists principally of cash, accounts receivable and inventory, increased $781 thousand or 7%, to approximately $12.7 million when comparing September 30, 2002, to December 31, 2001. Decreases in cash of $1 million, inventory of $734 thousand and an increase in other current assets of $301 thousand due primarily to increases in prepaid insurance, were more than offset by decreases in accounts payable of $641 thousand, accrued expenses of $568 thousand and current portion of debt $1.1 million. The decrease in cash is primarily attributable to the $1.7 million operating loss incurred during the first nine months of 2002 and approximately $1 million of debt repaid during the nine month period ending September 30, 2002. Outstanding debt decreased $998 thousand from approximately $2.5 million at December 31, 2001 to approximately $1.5 million at September 30, 2002, primarily as a result of the cash raised through the sale of the Company's common stock to its outside directors as described above.

For the nine months ended September 30, 2002, the Company's operating activities used more than $1.5 million in cash, a significant change from the $2.5 million provided by the Company's operating activities in the first nine months of 2001, due to the $1.7 million operating loss described above. The Company expects future gross margins to improve based on new products introduced in the third quarter and as other new products are introduced in the fourth quarter of 2002 and first quarter of 2003, at higher margins and as the Company continues to realize operating efficiencies from the consolidation of its antibody production facilities in Maine. At September 30, 2002, the Company had $1.5 million in debt, stockholders' equity in excess of $30 million and unused borrowing capacity under a revolving line of credit of approximately $2.8 million.

On December 13, 2001 the Company entered into an agreement with a commercial bank to finance the construction of new facilities at its Windham, Maine location. This agreement provides for up to $1.5 million in financing, all of which was outstanding at September 30, 2002, and is repayable over seven years, with principal payments beginning on October 1, 2002.

The loan bears a variable interest rate of between 2% and 3% over LIBOR depending upon the ratio of the Company's funded debt to EBITDA. Payments are due monthly, with equal amortization of principal payments plus interest. The Company's effective annual rate of interest on this loan at September 30, 2002 taking into account the variable rate of interest and LIBOR, was approximately 3.81%.

Under the terms of the above financing, the Company is required to maintain a ratio of current maturities of indebtedness at no less than 1.5 times the amount of EBITDA on a rolling four-quarter basis and a ratio of funded debt to EBITDA not to exceed 3.25 times. The Company was in breach of the EBITDA to current maturities of debt plus interest and taxes, loan covenant at March 31, 2002 and both the ratio of funded debt to EBITDA and EBITDA to current maturities of debt plus interest and taxes, loan covenants at June 30 2002. For the quarter ended September 30, 2002, these loan covenants were amended to a minimum level of EBITDA of $1.5 million. The Company has received a waiver and suspension of these loan covenants for the first, second and third quarters of 2002, respectively, and the loan covenants have been modified to a minimum level of EBITDA of $700 thousand for the fourth quarter of 2002 and $650 thousand for the first quarter of 2003. After the first quarter of 2003, the original provisions of the loan agreement regarding financial covenants will be operative.

As of September 30, 2002, the outstanding balance on all of the Company's commercial bank debt was approximately $1.5 million. This indebtedness is secured by substantially all of the Company's assets. The Company expects that it will be able to meet or exceed all of its financial covenants with respect to this indebtedness, or to successfully negotiate a waiver of or modification to cure any breach of any of these financial covenants.

Based upon its cash on hand, credit facilities, current product sales and the anticipated sales of new products, the Company believes it has, or has access to sufficient resources to meet its operating requirements for the foreseeable future. The Company's ability to meet its long-term capital needs will depend on a number of factors, including compliance with existing and new loan covenants, the success of its current and future products, the focus and direction of its research and development program, competitive and technological advances, future relationships with corporate partners, government regulation, the Company's marketing and distribution strategy, its successful sale of additional common stock and/or the Company's successfully locating and obtaining other financing, and the success of the Company's plan to make future acquisitions. Accordingly, no assurance can be given that the Company will be able to meet the future liquidity requirements that may arise from these inherent and similar uncertainties.

Critical Accounting Policies

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

Valuation of Accounts Receivable - Accounts receivable as of September 30, 2002 and December 31, 2001, were net of an allowance for doubtful accounts of $271 thousand and $239 thousand, respectively. The recorded allowance is continually evaluated based on current market conditions, an analysis of customer specific facts and circumstances, and the size and composition of the overall portfolio. If receivables become uncollectible, these write-offs are charged against the allowance.

Valuation of Inventories - Inventories, which consist primarily of test kit components, bulk antibody serum and antibody products are valued at the lower of cost or market. Cost is determined using the first in, first out method. Realization of inventories is dependent upon the successful marketing of our products. Judgments are made regarding the carrying value of inventory based on current market conditions. Market conditions may change depending upon competitive product introductions and customer demand. If market conditions change or if the introduction of new products by the Company impacts the market for previously released products, the Company may be required to write-down the cost of its inventory.

Revenue Recognition - Product related sales are composed of the sale of immunoassay and bioluminescence-based test kits and the sale of antibodies and immunochemical reagents. The sale of all immunoassay and bioluminescence-based test kits, bulk antibodies and immunochemical reagents are recognized upon the shipment of the product and transfer of title or when related services are provided. For the nine months ended September 30, 2002 and 2001 these sales represented 83% and 91% of total Company revenues, respectively.

Sales of monoclonal and polyclonal antibodies under customer contracts and purchase orders are recognized under the percentage of completion method and are recorded based on the percentage of costs or time incurred through the reporting date versus the estimate for the complete contract or project. The Company recognizes revenues in this manner as production of these types of antibodies generally takes between two and twelve months to complete and costs are incurred throughout the production process. For the nine months ended September 30, 2002 and 2001 these sales represented 14% and 6% of total Company revenues, respectively.

Contract revenues are recognized upon the completion of contractual milestones. For each of the nine month periods ended September 30, 2002 and 2001 these sales represented 3% of total Company revenues.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has exposure to changing interest rates, and is currently not engaged in hedging activities. Interest on approximately $1.5 million of outstanding indebtedness is at a variable rate of between 2% to 3% over the published London Interbank Offered Rate (LIBOR), based upon the Company's ratio of funded debt to EBITDA, and was 2% over LIBOR on average for the quarter. Interest on approximately $35 thousand of indebtedness is at a fixed rate of 5.73%. At the Company's current level of indebtedness, each 1% change in the variable interest rate will have an annual effect of $15 thousand on the Company's interest expense charges.

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

Item 4. Controls and Procedures

(a) The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined under Rules 13a-14 and 15d-14 of the Securities of the Securities Exchange Act of 1934, as amended) as of a date within ninety days of the filing date of this report. Based upon that evaluation, the Company's management, including its Chief Executive Officer and Chief Financial Officer, has concluded that the Company's disclosure controls and procedures are adequate and effective.

(b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of such evaluation.

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

On or about July 8, 2002, the Company issued 600,000 shares of its unregistered common stock to Molecular Circuitry, Inc. ("MLC") as partial consideration for the assets purchased by the Company from MLC under an asset purchase agreement of the same date. The purchased assets consist primarily of various proprietary media technology that will be used in combination with the Company's new diagnostic tests for food-borne pathogens including salmonella and E. Coli. The purchased assets also include the sales and marketing rights to the ruminant feed test product that the Company and MLC have been jointly developing in collaboration with McDonald's Corporation. No underwriters were engaged in connection with this sale of securities. The shares were issued in reliance upon exemptions from registration under the Securities Act, including Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act because among other things, the offering was limited to a single accredited investor and no general solicitation was made in connection with the offering.

On or about August 22, 2002, the Company issued 455,472 shares of its unregistered common stock to its outside directors and certain of their affiliates at a price of $3.216 per share. This price represents the higher of the closing price of the Company's common stock on August 15, 2002, the last complete trading day before the stock purchase agreement for such shares was executed, and the average of the closing prices for the five trading days ending on that date. No underwriters were engaged in connection with this sale of securities. The shares were issued in reliance upon exemptions from registration under the Securities Act, including Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act because among other things the offering was limited to accredited investors and no general solicitation was made in connection with the offering.

Item 3. Defaults upon Senior Securities

The Company is required to meet certain financial covenants under its commercial bank financing agreement. These covenants require the Company to maintain a ratio of current maturities of indebtedness at no less than 1.5 times the amount of EBITDA on a rolling four-quarter basis and a ratio of funded debt to EBITDA not to exceed 3.25 times. The Company was in breach of the EBITDA to current maturities of debt plus interest and taxes, loan covenant at March 31, 2002 and both the ratio of funded debt to EBITDA and EBITDA to current maturities of debt plus interest and taxes, loan covenants at June 30 2002. For the quarter ended September 30, 2002, these loan covenants were amended to a minimum level of EBITDA of $1.5 million. The Company has received a waiver and suspension of these loan covenants for the first, second and third quarters of 2002, respectively, and the loan covenants have been modified to a minimum level of EBITDA of $700 thousand for the fourth quarter of 2002 and $650 thousand for the first quarter of 2003. After the first quarter of 2003, the original provisions of the loan agreement regarding financial covenants will be operative.

As of September 30, 2002, the outstanding balance on all of the Company's commercial bank debt was approximately $1.5 million, as described above. This indebtedness is secured by substantially all of the Company's assets. The Company expects that it will be able to meet or exceed all of its financial covenants with respect to this indebtedness, or to successfully negotiate a waiver of or modification to cure any breach of any of these financial covenants.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            10.1 - Stock Purchase Agreement among the Company and its outside directors and certain of their affiliates dated August 16, 2002.

            10.2 - Demand Registration Agreement among the Company and its outside directors and certain of their affiliates dated August 16, 2002.

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

            On August 27, 2002, the Company filed a report on Form 8-K pursuant to Item 7 and Item 9 announcing the sale of 455,472 shares of common stock in a private placement to the Company's outside Directors.

            On November 8, 2002, the Company filed a report on Form 8-K pursuant to Item 7 and Item 9 announcing the Company's third quarter results of operations.

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



                           STRATEGIC DIAGNOSTICS INC.
                           --------------------------
                                  (Registrant)

Signature                                                Title                              Date
---------                                                -----                              ----
/s/ RICHARD C. BIRKMEYER              President and Chief Executive Officer           November 13, 2002
---------------------------           (Principal Executive Officer)
     Richard C. Birkmeyer

/s/ Stanley J. Musial                 Chief Financial Officer                         November 13, 2002
---------------------------           (Principal Financial Officer)
     Stanley J. Musial

Certifications

I, Richard C. Birkmeyer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Strategic Diagnostics Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Richard C. Birkmeyer
------------------------------
Richard C. Birkmeyer
President and CEO

I, Stanley J. Musial, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Strategic Diagnostics Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Stanley J. Musial
------------------------------
Stanley J. Musial
Chief Financial Officer