Form 10-K
period 2002-12-31
STRATEGIC DIAGNOSTICS INC/DE/
filed 2003-03-28
CIK 911649

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For Transition Period From _______ to _________

                          Commission File No. 000-22400


                           STRATEGIC DIAGNOSTICS INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


              Delaware                                   56-1581761
    -------------------------------                  -------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)


         111 Pencader Drive
          Newark, Delaware                                  19702
----------------------------------------                -------------
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

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2of the Act).
                       Yes               No   X
                            ----            -----

         The aggregate market value of the voting common stock held by non-affiliates of the Registrant was $52,830,813 as of June 28, 2002, the last business day of the most recently completed second quarter.

         As of March 25, 2003 there were 18,938,832 shares outstanding of the Registrant's common stock, par value $.01 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement (the "Definitive Proxy Statement") to be filed with the Securities and Exchange Commission relative to the Company's 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.



PART I......................................................................................................................1

ITEM 1.        BUSINESS.....................................................................................................1
Overview....................................................................................................................1
Immunoassay Technology......................................................................................................2
Bioluminescence Technology..................................................................................................3
Markets and Products........................................................................................................4
Sales and Marketing Strategy...............................................................................................11
Regulatory Approvals.......................................................................................................11
Manufacturing..............................................................................................................12
Research and Development...................................................................................................13
Proprietary Technology and Patents.........................................................................................14
Competition................................................................................................................15
Employees..................................................................................................................16
ITEM 2.        PROPERTIES..................................................................................................16
ITEM 3.        LEGAL PROCEEDINGS...........................................................................................17
ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................................17

PART II....................................................................................................................17

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......................................17
ITEM 6.        SELECTED CONSOLIDATED FINANCIAL DATA........................................................................18
ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.......................19
   Forward-Looking Statements..............................................................................................19
   Overview................................................................................................................19
   Results of Operations...................................................................................................21
   Year ended December 31, 2002 versus year ended December 31, 2001........................................................21
   Year ended December 31, 2001 versus year ended December 31, 2000........................................................24
   Liquidity and Capital Resources.........................................................................................25
   Contractual Obligations.................................................................................................26
ITEM 7a.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................................................29
ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................................................30
ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE........................30

PART III...................................................................................................................30

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT..............................................................30
ITEM 11.       EXECUTIVE COMPENSATION......................................................................................32
ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..............................................32
ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................................................32
ITEM 14.       CONTROLS AND PROCEDURES.....................................................................................32
ITEM 15.       PRINCIPAL ACCOUNTANT FEES AND SERVICES......................................................................33

PART IV....................................................................................................................33

ITEM 16.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.............................................33



                                     PART I

ITEM 1. BUSINESS

Overview

Strategic Diagnostics Inc. ("the Company") is a Delaware corporation formed in 1987 under the name EnSys Corporation. In 1996, Strategic Diagnostics, Inc., a Delaware Corporation formed in 1990, which prior to that time conducted the operations of the Company, merged with and into EnSys Corporation, which changed its name to Strategic Diagnostics Inc. The Company develops, manufactures and markets immunoassay and bioluminescence-based test kits for rapid and cost-effective detection of a wide variety of substances in the food safety and water quality markets through its Test Kit segment. Through its former Antibody segment, the Company also provides antibody and immunoreagent research, development and production services.

Since its inception, the Company and its predecessors have, in addition to conducting internal research and development of new products, entered into research and development agreements with multiple corporate partners that have led to the introduction of various products to the food safety, water quality and other markets. The Company expects that internal research and development projects, primarily in the food safety area, will continue to represent a larger percentage of its research and development expenditures, as compared to the two year period ended December 31, 2002. The Company believes that its competitive position has been enhanced through the combination of talent, technology and resources resulting from the relationships it developed and the acquisitions it concluded during the past five years. These relationships and acquisitions have enabled the Company to achieve meaningful economies of scale for the unique products it offers through the utilization of its consolidated facilities in Newark, Delaware, for the manufacture of test kits and antibodies, its facility located in Oceanside, California, for the manufacture of instruments, and its facility located in Windham, Maine for the manufacture of antibodies.

On July 8, 2002, the Company purchased certain assets of Molecular Circuitry, Inc. (MCI). The purchased assets consist primarily of various proprietary growth media technology that will be used in combination with the Company's diagnostic tests for food-borne pathogens, including Salmonella and E. coli. The assets purchased also include the sales and marketing rights to the ruminant feed test product line that the Company and MCI had been jointly developing in collaboration with McDonald's Corporation. In consideration for these and other related assets, the Company issued to MCI 600,000 unregistered shares of the Company's common stock with a value of $4.17 per share, or $2.5 million in the aggregate. The per share price was computed by averaging the closing price of the Company's common stock on the Nasdaq National Market for the period beginning two business days before the acquisition and ending two business days after the acquisition, plus an additional $40,000 in transaction- related costs. In addition, the Company will pay MCI a continuing royalty for 10 years on sales of specified products and/or components of products, which royalty will be charged to operations if and when incurred.

On September 28, 2001, the Company acquired AZUR Environmental (AZUR), a privately-held manufacturer of proprietary rapid test systems, including the Microtox(R) toxicity test system, which measures toxicity in drinking and process water. Mentioned in more than 500 peer-reviewed scientific articles and with more than 1,700 instruments sold worldwide, the Microtox(R) toxicity test system has been approved in regulations or standards in Canada, eight European countries, and has been submitted to the U.S. Environmental Protection Agency for approval. Under the terms of the merger agreement with AZUR, the Company issued 700,000 shares of Series C preferred stock, with a fair market value of approximately $3.0 million in the aggregate, as determined by an independent valuation firm. On November 2, 2001 the 700,000 Series C preferred shares were automatically converted into 700,000 shares of the Company's common stock in accordance with their original terms.

With the 1999 acquisitions of HTI BioProducts, Inc. and certain assets of Atlantic Antibodies, the Company formed a new operating segment, Strategic BioSolutions (SBS), which has since become one of the largest producers of antibodies in the United States. The mission of Strategic BioSolutions is to supply monoclonal and polyclonal antibodies, immunochemical reagents and related services to medical diagnostic and pharmaceutical companies, as well as research institutions.

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

         The major attributes of immunoassay technology can be summarized as follows:

         Sensitivity:      Immunoassays can measure extremely low concentrations
                           of compounds (routinely as low as parts per billion;
                           i.e., one millionth of one gram in a liter of
                           liquid).
         Specificity:      Immunoassays can measure one specific compound out of
                           a chemical "soup," reducing the need for sample
                           preparation.
         Speed:            Total time to obtain a test result ranges from one
                           minute to several hours as compared to several days
                           to several weeks with many competing laboratory
                           testing methods.
         Cost:             The price-per-test for immunoassays ranges from $1 to
                           $50, industry wide; the price-per-test for similar
                           laboratory testing can range from $5 to $1,000.
         Accuracy:         Immunoassays are typically as or more accurate than
                           their laboratory counterparts.
         Flexibility:      Immunoassays can be developed in a wide variety of
                           test formats, including multiple sample
                           laboratory-based tests, disposable, single-use units, and large automated instruments. They can be designed for use by non-technical persons on-site under a variety of field conditions for testing of diverse sample types.

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

The Company has expertise and proprietary technology relating to the development and manufacture of five primary immunoassay formats: latex particle filtration, magnetic particle, lateral flow tests, coated-tube and microtiter plate.

Latex particle filtration assays offer ease-of-use, field portability and semi-quantitative results and are ideally suited for on-site, field screening applications where limited numbers of samples are to be analyzed.

Magnetic particle assays have a greater number of steps and require more technical expertise to execute than latex particle filtration assays, but are more suited to the processing of larger numbers of samples at a single time, can be highly quantitative, and are relatively inexpensive on a cost-per-test basis. These characteristics make magnetic particle immunoassays an effective measurement tool in both laboratory and certain field applications, especially where highly precise results are required.

Lateral flow immunoassay tests, often referred to as 'one-step' membrane tests, require only that the user apply a prepared sample to the membrane strip to obtain the test result - much like pH or Litmus paper tests. The low cost and simplicity of these tests make them ideally suited for a wide range of applications in many different markets. The current state-of-the-art of lateral flow immunoassays is such that the results obtained using these tests are qualitative, not quantitative, which imposes some limits on the applicability of the format.

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

The products that the Company manufactures and markets using this technology include TraitChekTM, MycoChekTM, RapidChek(R), SeedChekTM, FeedCheckTM, RaPID Assay(R), EnviroGard(R), D TECH(R).

Bioluminescence Technology

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

The Company manufactures and markets its Microtox(R) and Deltatox(R) toxicity test systems using this technology.

Markets and Products

The Company sells products in the food safety, water quality and antibody market categories through its direct sales force, a network of over 50 distributors in Canada, Mexico, Latin America, Europe and Asia and its corporate partners. This section describes the Company's current markets and products, as well as those in development.

         Food Safety

The food safety marketing unit includes tests to detect targeted traits in genetically engineered plants, tests to detect Genetically Modified Organisms
(GMOs) in food ingredients and food fractions, tests to detect naturally occurring fungi in grains (mycotoxins), tests for food pathogen testing and products to detect remnants of ruminants in animal feed (ruminant feed testing).

         Crop Testing

Genetically Engineered Crops. Agricultural biotechnology companies are developing varieties of commercially important crops like corn, cotton and soybeans that have altered or additional genes which are designed to confer a commercial advantage to the plant, such as insect or pesticide resistance or enhanced growth or nutritional characteristics. Each year this technology expands throughout world agricultural systems because of the meaningful beneficial economic impact of these products. As the use of these products proliferates, so does need for analysis to identify the genetic characteristics of a particular food product.

A large agricultural biotechnology company that has used genetic engineering technology in developing proprietary varieties of herbicide resistant soybeans and insect-resistant corn and cotton, among other products, commissioned the Company's first test in this market. Not all the seed produced by a genetically engineered plant contains the gene for the desired trait and, therefore, not all the plants arising from a batch of seed will express the desired characteristic. The Company has developed a simple 'one-step' lateral flow test that is used at the point of testing to determine if an individual plant contains the new genetic trait. The Company also has developed similar one-step products for other crops. Commercial seed producers use these products to ensure the quality of their products. This type of test also can be used for enforcement purposes in crops to expose unlicensed application of the genetic technology.

Sales of this lateral flow test and similar products to detect the presence of genetically engineered traits in plants have been increasing rapidly since their commercial introduction in 1995. The number of acres of crops with genetically enhanced traits under cultivation has grown rapidly since 1998 and published reports indicate that the farmers' experience with these products has been positive. The agricultural biotechnology companies are currently developing additional genetically engineered traits in plants. Based on these results and with the increased volume of such traits, the Company expects sales of these products to grow. The Company continues to work to develop additional tests to detect traits in genetically modified plants.

During 2000, a genetic trait used in corn, known as Cry9C, or StarLink(R), which had been approved by the U.S. Environmental Protection Agency only for non-food uses, was discovered in food products. The impact of this discovery resulted in the need for growers, handlers, processors, shippers and exporters to test corn for the presence of StarLink(R). SDI's Bt9 TraitChek(TM) test was the first GMO test validated by the U.S. Department of Agriculture. The Company worked closely with key grain processors worldwide to provide significant volumes of tests to meet the high market and regulatory demand and hence more than 2 million Bt9 lateral flow tests were sold in 2001. The StarLink(R) issue brought to light the need for definitive genetic analysis and demonstrated that paper certifications as to genetic origin and concentration alone are inadequate. The U.S. Department of Agriculture's Grain Inspection, Packers and Stockyards Administration (GIPSA) recommended that all corn seed sold for the 2001 planting season and parent lines to be used in 2001 seed production be tested for the presence of the StarLink(R) protein. This recommendation expanded the market opportunities for the Company's Bt9 testing products. Additionally, the FDA issued a directive recommending dry millers to test all yellow corn passing through their complexes for the presence of StarLink(R). With the removal of StarLink(R) corn from the U.S. grain supply during 2000 and 2001, the Company's sales of tests to detect StarLink(R) corn diminished significantly in 2002, while Company sales of test kits to test other traits have grown.

Another noteworthy regulatory action was the creation of a new U.S. national standard for organic fruits, vegetables and meats to help guide consumers seeking alternatives to commercially produced food. Under this standard, foods labeled "organic" cannot include genetically modified ingredients. The Company believes that it is well positioned to work closely with the organic food industry to offer testing mechanisms to screen, confirm and quantify various GMO traits for labeling and identity preservation programs.

Trends in world food production include the use of second generation genetic technologies to give plants specific nutritional or other high-value consumer characteristics, collectively referred to as output traits. Food companies will be able to provide consumers with value-added products they will demand and food manufacturers will source these specialty products on world markets. The Company believes that it is uniquely positioned to provide the analytical tools to allow food companies to purchase such premium products with confidence.


         Food Testing

In 1998, a significant market opportunity for immunodiagnostic analysis was created in manufactured food products. This opportunity arose from regulatory response to public demands to address a consumer's right-to-know whether a food product contains concentrations of genetically modified organisms (GMOs). In May 1998, the European Commission enacted food regulations governing the labeling of foodstuffs that are derived from genetically modified crops. The legislation affects food processors in all fifteen member states within the European Union. Under the European Commission's EC 258/97 and EC 1139/98, beginning March 1, 1999, food processors were required to label food ingredients for the presence of GMOs. Similar regulations have been adopted in many parts of the world including Japan. The European Union and Japan are the largest customers for U.S. soybean and corn exports.

During the second half of 1998, the Company began entering into licensing agreements to use proprietary genetic traits with major developers of genetically engineered plants, and began developing an immunodiagnostic test to detect the presence of GMOs at specified concentrations. This research and development was completed and the Company participated in a Joint Research Centre - Institute for Health and Consumer Protection Food Products Unit sponsored validation study of its first test kit. Validation studies are common in the food testing industry and are generally referred to as "Ring Studies." This Ring Study involved 38 qualified laboratories throughout Europe and was completed in December 1998. The JRC has informed the Company that its products have been validated to detect the presence of the tested traits at the thresholds established in the Ring Study protocol.

Also during the second half of 1998, the Company began to introduce its technology and product plans to food processors. The reaction from the marketplace was and continues to be positive. Prospective customers have shown interest in the ability of the Company's technology and products to detect the presence of GMOs above a specified threshold level, its fast time-to-result and cost advantages.

Recent world events also have helped to change the food safety marketplace. In Europe, concerns over bovine spongiform encephalopathy (BSE, or mad cow disease) have prompted broader uses for GMO testing in feed supplies. BSE is a transmittable fatal brain disease in cattle. The disease has been attributed to the use of animal bone meal and other animal scrap in feed supplies. The elimination of bone meal used in feed has increased the need for other sources of protein, such as soybean toasted meal. The Company's GMO Roundup Ready(TM) meal test kit can detect GMO in toasted meal. In addition, this same test is also validated for use with other primary food ingredients, including protein isolates, concentrates, soy milk, tofu and dietary fiber. European feed companies and their suppliers now have the ability to verify their feeds for the absence or presence of GMOs.

The Company continues to partner with the major agricultural biotechnology firms to develop new products and promote rapid GMO testing methods throughout the food distribution channel. With our new products and market opportunities the Company believes it is well positioned as the leader in the rapidly growing market for food ingredients testing for today and the future.


Food Pathogen Testing. Pathogen specific testing is an increasingly important part of the microbiology tests performed in the global food industry. In 2000, the pathogen testing market was estimated to be $180 million worldwide according to independent studies.

In 2002, the Company invested in the development and market introduction of products for the detection of pathogenic microorganisms in food. In June 2002, the Company received official AOAC Research Institute approval and commercially launched our RapidChek(R) test for E. coli O157. The test detects the presence of the bacteria in 8 hours. The Company believes that RapidChek(R) is also significantly easier to use and interpret than other products in the market.

Before E. coli O157 can be detected, it is first necessary to incubate a sample of food in the presence of growth media designed to resuscitate and enhance the growth of the target pathogen while at the same time inhibiting the growth of competing microorganisms. The Company's proprietary RapidChek(R) E. coli O157 media has been evaluated by a U.S. government agency and has demonstrated superiority in effectively culturing this important pathogen.

Also during 2002, the Company invested in and completed the development of our second test product for the food pathogen market, RapidChek(R) Salmonella. Tests for Salmonella represent approximately 50% of all food pathogen testing. The official detection method currently used by the Food Safety and Inspection Service (FSIS) of the U.S. Department of Agriculture requires 48 hours to obtain a test result. The Company's test is designed for ease of use and to provide results in 24 hours, as fast as any other marketed Salmonella test of which the Company is aware.

Other rapid Salmonella tests have significant problems with incorrectly detecting non-Salmonella bacteria. The Company has taken advantage of its antibody technology to develop a test with significantly improved specificity over competitors' tests. The Company believes that the combination of speed, ease-of-use and superior performance present significant competitive advantages in the marketplace and the addition of the Salmonella test and media to the Company's E. coli products is another step toward providing complete testing solutions to the Company's customers.

Ruminant Testing. Due to the association of animal proteins in feed with outbreaks of BSE, or mad cow disease, regulations are now in place in the U.S. and throughout the world to prohibit the use of ruminants as components of animal feed. In the U.S., a final rule 21CFR 589.2000 prohibits the feeding of certain mammalian protein to cattle and other ruminants. In Europe, a complete ban on all meat and bone meal (MBM) is in place. Testing feed for ruminants are designed to provide assurances that feed is safe for cattle and other animals.

In 2002, the Company acquired from MCI the sales and marketing rights for a test commissioned by the McDonald's Corporation to detect the proteins of ruminant animals in feed. Working closely with livestock and food industry leaders, trade groups and government agencies, the Company's scientists developed a rapid test that can be used by animal feed users to demonstrate compliance with laws described above. The Company has filed for a patent covering this technology and is currently working with government agencies in Europe to validate the test. The Company commercially launched the ruminant feed test in the first quarter of 2003.

Mycotoxins. Mycotoxins are toxins formed in grains such as corn, barley, and wheat by naturally occurring fungi. Many mycotoxins have been proven or associated with health effects in both animals and humans. The FDA, in concert with the USDA, has developed maximum acceptable levels for the mycotoxins, aflatoxin and vomitoxin. Testing is mandatory on all U.S. exported grains. Some mycotoxins do not break down upon processing, and therefore testing continues at the food processing level as well. The existing market for mycotoxin testing is greater than $25 million annually. Though it is a developed market in which the Company competes with other established test providers, the Company believes it has an excellent customer network developed with our other products in the food safety market, including GMOs, and an enhanced product with significant competitive advantages, including enhanced ease-of-use and rapid screening applications.


         Water Quality

The water quality marketing unit provides analytical tests for drinking water, industrial process water and waste water. The unit also provides analytical tests for soil and other waste matrices for use at environmental remediation projects and other applications.

The Company is working with customers as they assess their vulnerability to threats of intentional contamination as currently required under U.S. law. Several of the Company's customers have adopted the Microtox(R) toxicity testing technology for drinking water as an early warning or emergency response system to detect intentional contamination of drinking water supplies. This technology has become part of many customers' drinking water security monitoring programs as a means of counter-terrorism.

Water quality testing is driven by regulatory initiatives such as the Safe Drinking Water Act and the Clean Water Act in the United States of America, and by economic factors including the cost of clean water and productivity losses attributable to inadequate industrial water treatment. Because of the increasing scarcity of potable water and the critical role treated water plays in the manufacturing process, the market for analytical testing continues to grow. The Company offers a wide range of on-site analytical testing products for the water quality market. These include kits to measure concentrations of more than 40 different pesticides in water, tests for the presence of pathogenic protozoa Cryptosporidium and Giardia, testing systems for toxicity in drinking and wastewater and test kits that measure concentrations of water treatment polymers.

Environmental analytical testing is similarly driven by regulations such as the Resource Conservation and Recovery Act, Superfund (CERCLA) and other federal and state regulations in the United States, and similar regulations internationally. Economic factors, such as cleanup and re-development of urban real estate ("Brownfields") also drive the demand for testing. The Company's key user segments in these applications have been environmental engineering firms, the Department of Defense, other major federal agencies, federal and state regulatory agencies and industrial processing facilities. The Company is seeing many new opportunities as more and more environmental sampling projects are designed to use field analytical tools.

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

RaPID Assay(R) and EnviroGard(R) pesticide test kits are being used extensively by water quality researchers, resource managers, drinking water system operators, federal agencies such as the U.S. Geological Survey and Department of Agriculture, state environmental and health departments, drinking water utilities and environmental engineering companies for surface and groundwater monitoring, drinking water source and supply management, soil analysis and chemical fate and transport studies.

Microtox(R). The Microtox(R) test system is a general toxicity test that detects a broad range of toxins and chemical agents in water. The Microtox(R) acute toxicity test is being used to monitor drinking water supplies in a number of major U.S. cities where the risk of deliberate contamination of water supplies has become a concern. Microtox(R) toxicity test systems, which are cost-effective and easy to perform, are uniquely suited for drinking water surveillance because they provide rapid screening and confirmation results. The test can be completed in as little as 15 minutes, allowing for a quick response to changes in water quality. Microtox(R) testing is also widely applicable for monitoring toxicity in wastewater and soil samples and is used throughout the world in these applications. With nearly 600 peer-reviewed scientific articles and more than 2,000 instruments sold worldwide, the Company believes that the Microtox(R) toxicity test system is among the standards for rapid toxicity screening and analysis.

Pollutants. Analysis of soil, water and waste samples to determine the presence of hazardous chemicals and environmental contaminants has become increasingly important in connection with environmental remediation and monitoring activities. These activities are largely the result of environmental legislation such as RCRA, CERCLA, TSCA, the Safe Drinking Water Act (SDWA) and Federal Water Pollution Control Act (the "Clean Water Act"). The Company believes that approximately 1,000 commercial environmental testing laboratories, as well as "in-house" laboratories at industrial and disposal facilities provide environmental testing.

Environmental remediation activities require a substantial amount of testing in connection with the clean-up of contaminated sites. Typical contaminants of concern at contaminated sites include petroleum and fuel-derived products, polycyclic aromatic hydrocarbons (PAHs), polychlorinated biphenyls (PCBs), dioxins, explosives, pesticides, benzene, and chlorinated solvents. After initial discovery of a contaminated site, a substantial amount of analytical testing is typically required to complete an evaluation of the site and to determine the extent and location of the contamination. Upon the commencement of a remediation project, additional testing is necessary to determine the effectiveness of the remediation measures. In addition, ongoing testing to monitor soil and groundwater is often required after completion of the remediation activities.

The Company is seeing greater efforts by the EPA and major users of environmental analytical products and services, including the US Army Corps of Engineers, to require that more environmental analytical work be completed using field analytical test kits similar to those of the Company. The EPA and US Army Corps of Engineers are jointly promoting what they call the "Triad Approach" which uses immunoassay and other field analytical systems to increase the accuracy and reduce costs on environmental projects. In one frequently used example, EPA cites the use of the Company's RaPID Assay(R) and EnviroGard(R) products at a project in the State of Washington where the use of the Triad Approach reduced the project cost to $589,000, from an estimated $1,200,000 that would have been required using a traditional site characterization approach and laboratory-based analytical methods. Continued promotion of this program is expected and may stimulate demand for the Company's products.

Environmental Contaminant Test Products. The Company sells four different format immunoassays into the environmental market: (i) D TECH(R) latex particle-based tests, (ii) EnSys(TM) and EnviroGard(R) coated-tube tests, (iii) RaPID Assay(R) magnetic particle tests and (iv) EnviroGard(R) microtiter plate tests. Each of the four different test formats has performance characteristics that make them more or less suited for a particular customer application. The Company positions the sale of all of its products so as to provide the customer with the best product for its specific application.

All of the environmental test kits include components for the extraction of target analytes from the sample matrix (typically soil or water) and subsequent analysis. Sample preparation time is typically less than five minutes per sample. All of the Company's environmental test kits are capable of analyzing multiple samples and some allow analysis of as many as forty samples per hour.

Within the full line of immunoassay formats are test kits that provide for analysis of soil, water, food and other matrices (sludge, sediment, oil, waste products, etc) for many contaminants including PCBs, dioxins, PAHs, explosives, BTEX, (benzene, toluene, ethylbenzene and xylene), crude oil, petroleum and fuel-based compounds, pesticides, herbicides, insecticides, wood treating compounds and others.

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

Cryptosporidium and Giardia. The Company, under a license agreement, manufactures and sells Hydrofluor(TM), an immunoassay-based method for detecting the pathogenic protozoa Cryptosporidium and Giardia in water. According to the EPA, Cryptosporidium and Giardia cause more outbreaks of disease than any other water-borne pathogens. The Company's Hydrofluor-Combo(TM) test kit has been designated as the American Society for Testing and Materials (ASTM) standard method for detection of these pathogenic protozoa and also was designated as the method for use in complying with the EPA's Information Collection Rule to establish the extent of contamination in the nation's drinking water.

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

Continuing work on the human genome project by our biotechnology customers has provided an opportunity for increased sales to these customers. The study of gene functionality is often examined at the protein level, and antibodies, which naturally bind to proteins, are critical tools in building on this new knowledge. Going forward, the Company believes that, as work continues on this project, it will provide a unique opportunity for the Company to build on our existing market share within this segment.

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

Sales and Marketing Strategy

The Company sells products in the food safety, water quality and antibody market categories through its direct sales force, a network of over 50 distributors in Canada, Mexico, Latin America, Europe and Asia and its corporate partners. The Company has an experienced sales and marketing organization of 35 individuals. The Company also has a European headquarters and sales operation near London, England.

In the U.S., the major route of sale is through a national field sales force in defined sales territories. The field sales force is augmented by an in-house sales force, which in addition to selling product directly to customers, provides marketing and logistics support to the field sales personnel and interfaces between customers and technical support. In early 2003 the Company streamlined its operation by creating a single sales and marketing organization, which had previously been organized in three distinct teams in the water quality, food safety and antibody product categories. The Company believes that its new sales organization structure is more efficient and will be more effective in addressing all of the Company's market opportunities.

Regulatory Approvals

The environmental legislation and regulations that the Company believes are most applicable to its current business are RCRA, CERCLA, TOSCA, FIFRA and the Pure Food and Drug Act. For analysis of water and wastewater, the Safe Drinking Water Act, the Clean Water Act and the NPDES permitting program under the Clean Water Act also will be significant to the Company's business. As the utility of the Company's Microtox(R) products continues to be widely recognized in drinking water security applications, regulations and mandates associated with Homeland Security programs may also have an impact on the Company's business. Collectively, these programs regulate the management, disposal and clean-up of hazardous substances and protect the nation's ground and surface water and drinking water supplies. In addition, regulatory responsibilities in a number of areas have been delegated to state agencies and state and local laws and regulations impose additional restrictions and requirements. While environmental regulations overseas vary, many countries, particularly those in Europe, have counterparts to the U.S. legislation.

The Company believes that the validation and acceptance of its products by regulatory agencies, though not required for the use of its products in most cases, is a significant factor in gaining market acceptance. There are two main areas in which the Company is seeking regulatory acceptance for its products: environmental contaminant testing methods by the federal and state environmental protection agencies and water testing methods by the federal and state agencies. The EPA and some state agencies have evaluated certain of the Company's analytical methods and accepted their use for certain remediation and monitoring activities. Further validation by these agencies would stimulate demand for the Company's products. The Company expects that as its products are subjected to wider use under various conditions and subjected to traditional validation techniques, such acceptance will generally be granted. Such acceptance would serve to strengthen already compelling customer motivations such as the ease-of-use and specificity characteristics of the Company's products, but is not a prerequisite to selling the products in the markets the Company serves.

Environmental Contaminant Testing Methods. EPA SW-846 is the compendium of analytical and test methods published by the EPA's Office of Solid Waste (OSW). SW-846 is a guidance document listing those analytical methods that have been validated by the EPA for a stated purpose. Some states also recognize the use of SW-846 methods under their hazardous waste programs. SW-846 methods are technically only applicable to regulatory programs under RCRA, however, other federal, state and local environmental programs, including CERCLA and TOSCA, often refer to and rely on SW-846 methods for purposes of remediation and monitoring.

The Company currently has more than 30 SW-846 validated methods and has submitted applications to achieve validation on others, including tests for dioxins.

Other Testing Methods. Tests for water treatment polymers, genetically engineered traits in plants, and fungal plant pathogens are currently unregulated. However, agencies such as the EPA, the FDA and the Food Safety and Inspection Service of the U.S. Department of Agriculture are engaged in testing environmental samples and, together with the AOAC Research Institute, maintain compilations of official methods for use in testing for environmental contaminants in certain market segments. Some of these organizations also issue procedures and guidelines for validating new methods.

Manufacturing

The Company currently manufactures over 180 different test kits for the detection of a wide array of analytes in five immunoassay formats: one-step lateral flow tests, coated-tubes, latex particle filtration, magnetic particles and microtiter plates, and in one bioluminescence format: Microtox(R) toxicity test system. In addition to test kits, the Company supplies its customers with ancillary equipment and supplies including test evaluation instruments, reagents, sample media, spectrophotometers, pipettes, balances and timers among others. The Company also supplies a wide array of antibody products and services to the in-vitro diagnostic, academic and medical research industries.

The manufacturing process consists mainly of instrument production, critical reagent production and in-process testing, filling and dispensing, labeling, kit assembly, quality control, packaging and shipping. The Company's instrument manufacturing group produces the Microtox(R) test systems from its manufacturing facility in Oceanside, California. The technical reagents manufacturing group produces critical reagents from its laboratories in Newark, Delaware. Sub-assemblies and finished kits are manufactured and shipped worldwide out of the Company's headquarters facility in Newark, Delaware. Antibody production includes in-vivo and in-vitro production of proprietary and nonproprietary cells to in house and/or customer supplied specifications.

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

The Company manufactures its products in accordance with the FDA's Good Manufacturing Practices guidelines and has put in place systems designed to control all elements of the manufacturing process including raw materials, inventory, production processes, documents, work-in-process, lot records, equipment and training. Integrated inventory control, purchasing, manufacturing scheduling, order processing, shipping and customer invoicing are elements of the Company's computerized Manufacturing Resource Planning (MRP) systems.

During 2002, the Company maintained separate manufacturing organizations for the test kit and antibody operations. In early 2003, the Company combined these groups to more efficiently deploy its scientific, technical and labor resources. By combining work centers and groups, the Company is able to manage its operations with a flatter, more streamlined structure than before this combination. Accordingly, the Company's manufacturing organization, including the former kit and antibody manufacturing personnel and the technical reagents manufacturing group, consists of 85 individuals. The Company believes the existing facilities and equipment are sufficient to support a significantly larger manufacturing base. Manufacturing operations are currently running one shift.

Research and Development

The Company engages in substantial research and development activities involving antibody and immunoassay development. In the three years ended December 31, 2002, 2001 and 2000, the Company incurred approximately $3.3 million, $3.0 million and $2.9 million, respectively, in research and development expenditures, principally in the test kit business segment. In 2002 approximately 32% of those expenditures were incurred pursuant to customer research agreements or corporate partnerships and the other 68% related to development of products directly by the Company. The Company expects that internal research and development projects, primarily in the food safety market, will continue to represent an increasing percentage of its total research and development expenditures. The Company's laboratory facilities located in Newark, Delaware were designed and built specifically for conducting research and development relating to antibody and immunoassay technology. These facilities include the state-of-the art, GMP, Association for the Assessment and Accreditation of Laboratory Animal Care ("AAALAC") approved, Strategic BioSolutions antibody development and large-scale production facilities. The Company has assembled a scientific staff with extensive experience in the development of monoclonal and polyclonal antibodies, immunogens and assay reagents.

The Company's assay development scientists are experienced in developing tests in a variety of different immunoassay formats, including rapid, on-site tests. Research and development personnel have complementary skills in several advanced research disciplines, including synthetic organic chemistry, protein chemistry, biochemistry, immunology, immunochemistry, and microbiology. In addition to the technical expertise resident within the research and development staff, Strategic Biosolutions provides the Company, as well as its outside clients, with large-scale GMP production, bioprocessing, purification and quality control of antibodies and reagents.

The Company's research and development activities are focused on developing products to expand its manufacturing base and leverage its sales and marketing organization. The Company is a recognized leader in the field of contract antibody and immunoassay research and development in the food, water quality and agricultural sectors, and markets its contract development services primarily to large chemical and pharmaceutical companies. Customer-sponsored product development is performed either in collaboration with a corporate partner that has identified a specific market need and provides funds to the Company to develop an assay, or by the Company to fulfill an identified market need. Research and development contracts are typically structured so that technology developed within the program is co-owned by the Company and its partner and the Company maintains manufacturing rights.

To the extent the Company believes that improvements to existing products significantly enhance competitiveness, expand a market or improve market penetration, the Company funds such efforts. In the markets where the Company has chosen to compete, rapid field screening tests are highly valued and the Company is actively engaged in developing proprietary technology to better meet those needs and enhance the Company's overall performance. The Company has extensive expertise, facilities and equipment relating to the development and manufacture of one-step lateral flow tests, and is working aggressively to further develop this technology.

The Company's research and development organization consists of approximately 25 individuals, of which 9 hold advanced academic degrees.

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

Additionally, the Company seeks to protect its technology and processes through the patent process for its test kit business. The Company currently holds 30 issued U.S. patents, including three U.S. patents licensed for exclusive use by the Company, and seven U.S. patent applications are pending.

--------------- ----------------------------------------------------------------
U.S. Patent     Title
--------------- ----------------------------------------------------------------

4,999,286       Sulfate reducing bacteria determination and control
5,200,346       Aldicarb immunoassay by sulfone equivalents
5,411,869       Immunological analogs for captan
5,426,035       Method for compensating toxicity test data
5,427,955       Photochemical determination of organic compounds (license)
5,429,952       Marking of products to establish identity and source (license)
5,449,611       Polyaromatic hydrocarbon (PAH) immunoassay method, its
                components and a kit for use in performing the same
5,484,709       Immunoassay method for detecting an immunologically
                non-remarkable compound
5,541,079       Monoclonal and polyclonal antibodies and test method for
                determination of organophosphates (license)
5,547,877       Methods for the rapid detection of toxic halogenated
                hydrocarbons and kits useful in performing the same
5,558,996       Fungus extraction method and kit
5,573,954       Method of obtaining a small representative solid-phase sample
5,576,187       Standards for phosphorothioate insecticide immunoassays
5,593,850       Monitoring of industrial water quality using monoclonal
                antibodies to polymers
5,618,681       Polyaromatic hydrocarbon (PAH) immunoassay method, its
                components and a kit for use in performing the same
5,658,463       Kits and processes for extraction of analytes from solid
                materials
5,679,574       Quantitative test for oils, crude oil, hydrocarbon, or other contaminants in soil and a kit for performing the same
5,691,148       A petroleum immunoassay method, its components and a kit for performing the same
5,780,250       Immunoassay standards for polyaromatic hydrocarbon detection
5,834,222       Polychlorinated Biphenyls (PCB) immunoassay method
5,858,692       PCB immunoassay
5,874,216       Indirect label assay device for detecting small molecules and method of use thereof
5,891,657       Immunoassay standards for volatile analytes with benzene rings
5,919,645       Method for the direct determination of the toxicity of
                particulate solids
5,994,145       Reagents, methods and kits for detecting TCE and PCE
6,096,563       Dual particle immunoassay method & kit
6,146,903       Determination method
6,190,922       Substrate supported liquid extraction
6,376,195       Indirect label assay device for detecting small molecules and method of use thereof
6,420,530       Determination method

The Company believes that low-cost, easy-to-use, rapid field screening tests have the potential to be significant products in their applicable markets. Therefore, the Company continues to develop technology relating to immunoassay formats with those features and has one pending patent application related to novel point-of-care diagnostic devices. The Company believes that there is significant market opportunity for tests that can detect genetically modified crops and three of its pending patent applications are in this field. Two of its pending patent applications deal with tests for the detection of animal proteins in animal feed and one pending patent application deals with isolation of pathogenic microorganisms from food.

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

In addition to seeking patent protection for the Company's proprietary information in its test kit business, the Company also relies upon trade secrets, know-how and continuing technical innovation to maintain competitiveness for both the test kit and antibody businesses. The Company has developed a number of proprietary technologies which it has chosen not to patent, including stabilization systems for reagents, chemical syntheses for conjugates, immunogens and analyte analogs, and strategies relating to antibody development. Regarding the latter, the Company's extensive expertise has enabled it to develop antibodies and products that are unique to the industry including antibodies to pathogenic food microorganisms, transgenic plant proteins, mycotoxins, water treatment polymers, the explosive RDX, and the pollutants BTEX and TCE.

Under two license agreements, the Company has been granted the right and license throughout the world to use magnetocluster technology in connection with the Company's RaPID Assay(R) products for the detection of environmental analytes. This license carries royalties starting at 4% of net sales of such products each year and declining to 2% based upon the volume of sales in such year.

Competition

Many of the Company's potential competitors are large companies with substantially greater financial and other resources than the Company. To the extent that any such companies enter into one or more of the Company's markets, the Company's operations could be materially adversely affected. The Company anticipates increased competition as potential competitors perceive that the Company's markets have become commercially proven. During 2000, competitors emerged with products that compete with certain of the Company's TraitChek(TM) and GMOChek(TM) products to detect Cry9C (StarLink(R)) in corn for the food safety market and in 2001 competing products emerged for the detection of certain other traits in soybeans and corn. EnviroLogix, Inc. and Agdia, Inc., both privately held companies, and Neogen Corp. began offering Cry9C and Roundup Ready(R) test kits with characteristics similar to the Company's. Other companies may be developing additional products for one or more of the Company's markets that could be competitive with the Company's products. The Company believes none of these competitors have products that compete with all of the Company's products in the food safety market. Additionally, the Company has exclusive rights to products developed by Syngenta Crop Protection and is the sole provider of other GMO tests. The Company believes that the breadth of its product offerings in the food safety market, the expertise it has accumulated in developing tests for GMOs in the food safety market, the relationships it maintains with the developers of new genetically modified plant varieties and the extensive customer relationships it has assembled throughout the agricultural seed, grain and food processing industries are all significant competitive advantages.

In food pathogen testing, the Company faces a wider base of competition. The food pathogen testing market is valued at over $180 million and as such has drawn competitive products. The Company's RapidChek(R) E. coli O157 and Salmonella tests will compete globally with numerous competitive rapid testing systems. Instrument-based tests are offered by bioMerieux SA and Dupont Qualicon among others. Competitive lateral flow tests are offered from Neogen Corp., BioControl Systems, Inc., Tecra Holdings Pty Limited and others. In addition, traditional lab culture methods offer in direct competition. The Company hopes to gain market share from competitive methods and with new users due to key product advantages such as speed of result, ease-of-use and accuracy.

Currently, the Company believes that there are no similar competing immunoassay products for the Company's SRB, proprietary chemical, industrial marker or water treatment polymer tests. The Company holds U.S. patents relating to the SRB tests and believes they will help to provide a competitive advantage in the event that competing products enter the market. The Company's water treatment polymer tests are unique to the industry and the Company has secured U.S. patents and an exclusive technology license and believes that such property will help to provide a competitive advantage in the event that competing products enter the market.

There is no direct competition for the Company's Microtox(R) product line in the United States. In Europe and other parts of the world, the Company competes against one other instrument based test method produced by Dr. Bruno Lange GmbH & CO, an affiliate of The Donaher Corporation, which has greater technical and marketing resources than the Company. The Company believes its products have a number of competitive advantages including the comprehensive screening for general toxicity and competes effectively on superior features and functions.

In the former antibody segment, competitors include large pharmaceutical, research and diagnostics organizations, some of which have significantly greater revenues than the Company. These companies produce these products internally and purchase similar products from SBS. Additionally, there are a number of smaller companies that offer competing products. The Company believes that the scale of its operations and the breadth of its product lines, among other things, are significant competitive advantages.

Employees

As of December 31, 2002, the Company employed 172 full time and one part time individuals including 160 regular and 13 contract employees. All of the Company's employees have executed agreements with the Company agreeing not to disclose the Company's proprietary information, assigning to the Company all rights to inventions made during their employment, and prohibiting them from competing with the Company. None of the Company's employees are covered by collective bargaining agreements. The Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES

The Company is headquartered in Newark, Delaware, and occupies approximately 28,000 square feet of space under an operating lease expiring in December 2007. The Company also leases approximately 34,000 square feet of manufacturing and research space, also in Newark, Delaware, under three operating leases. Two of these leases expire in October 2003 and the Company plans to extend them on similar terms. The third lease expires in November 2003. The Company leases approximately 1,700 square feet of instrument manufacturing space in Oceanside, California, under an operating lease expiring in June of 2003. The Company owns and occupies approximately 75,000 square feet of manufacturing, research and animal facility space and approximately 17 acres of farmland in Windham, Maine

The Company leases regional sales offices near London, England. The Company also leases warehouse space of 1,600 square feet or less with leases that run one year or less. The Company believes that its equipment and facilities are adequate for its present purposes.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended December 31, 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on The Nasdaq National Market under the symbol "SDIX." Set forth below are the quarterly high and low bid prices for the shares of Common Stock of the Company as reported by Nasdaq without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:


                                         Common Stock Price Range
                                           High            Low
                                           ----            ---
Fiscal Year Ended
-----------------

December 31, 2002:
First Quarter                             $8.35             $4.55
Second Quarter                             5.50              3.88
Third Quarter                              4.60              2.45
Fourth Quarter                             4.47              2.85

December 31, 2001:
First Quarter                              3.88              2.00
Second Quarter                             4.20              2.50
Third Quarter                              4.67              3.28
Fourth Quarter                             9.99              4.55

On February 28, 2003 there were approximately 7,199 holders (314 holders of record) of the Common Stock of the Company. The Company has never paid any cash dividends on its Common Stock and pursuant to the Company's financing agreement with PNC Bank, Delaware, the Company's commercial bank, no dividends or distributions may be paid on account of its Common Stock.

ITEM 6. SELECTED FINANCIAL DATA



                                                                                Year Ended December 31,
                                                           2002          2001              2000          1999           1998
                                                          ------        ------            ------        ------         ------
STATEMENT OF OPERATIONS DATA:                                          (in thousands, except share and per share data)
Revenues:
       Product related                                   $ 23,264        $ 28,497        $ 24,773      $ 21,225       $ 14,172
       Contract and other                                     517             874           1,101         1,309          1,553
                                                       ----------      ----------      ----------    ----------     ----------
       Total revenues                                      23,781          29,371          25,874        22,534         15,725

Operating expenses:
       Manufacturing                                       12,340          14,512          11,287         9,078          6,222
       Research and development                             3,298           2,954           2,932         2,450          1,922
       Selling, general and administrative                 10,277          10,290           9,333         8,668          7,156
       Acquired research and development                        -               -               -         3,500              -
                                                       ----------      ----------      ----------    ----------     ----------
       Total operating expenses                            25,915          27,756          23,552        23,696         15,300

Operating income (loss)                                    (2,134)          1,615           2,322        (1,162)           425

Interest income (expense), net                                (50)            (33)           (415)         (372)           356

Other income                                                  374              76             283             -              -
                                                       ----------      ----------      ----------    ----------     ----------
Income (loss) before taxes                               $ (1,810)        $ 1,658         $ 2,190      $ (1,534)        $ 781
                                                       ----------      ----------      ----------    ----------     ----------
       Income tax expense (benefit)                          (898)            512             642        (5,317)            -
                                                       ----------      ----------      ----------    ----------     ----------
Net income (loss)                                          $ (912)        $ 1,146         $ 1,548       $ 3,783          $ 781
                                                       ----------      ----------      ----------    ----------     ----------
Preferred stock dividends                                       -              20               -            32              -
                                                       ----------      ----------      ----------    ----------     ----------
Net income (loss) applicable to common
       stockholders                                        $ (912)        $ 1,126         $ 1,548       $ 3,751          $ 781
                                                       ==========      ==========      ==========    ==========     ==========
Basic net income (loss) per share
applicable to common stockholders                         $ (0.05)         $ 0.07          $ 0.09        $ 0.26         $ 0.06
                                                       ==========      ==========      ==========    ==========     ==========
Shares used in computing basic net income (loss)
per share applicable to common stockholders            18,419,000      17,008,000      16,585,000    14,374,000     13,174,000
                                                       ==========      ==========      ==========    ==========     ==========

Diluted net income (loss) per share
applicable to common stockholders                         $ (0.05)         $ 0.06          $ 0.09        $ 0.22         $ 0.05
                                                       ==========      ==========      ==========    ==========     ==========
Shares used in computing diluted net income (loss)
per share applicable to common stockholders            18,419,000      17,642,000      17,466,000    17,088,000     16,103,000
                                                       ==========      ==========      ==========    ==========     ==========

                                                                                     December 31,
                                                          2002            2001            2000           1999         1998
                                                         ------          ------          ------         ------       ------
BALANCE SHEET DATA:

Cash and cash equivalents                                 $ 2,098         $ 2,379         $ 1,288       $ 2,491        $ 1,864
Short-term investments                                          -               -               -             -          3,990
                                                       ----------      ----------      ----------    ----------     ----------
       Sub total                                            2,098           2,379           1,288         2,491          5,854

Working capital                                            12,483          11,931          10,384        10,130         10,158

Total assets                                               33,166          32,134          26,555        29,672         15,093

Long-term debt                                              1,212           1,174           1,889         6,275            265

Stockholders' equity                                       30,054          26,771          21,334        19,210         13,155


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Forward Looking Statements

This annual report contains certain forward-looking statements reflecting the current expectations of Strategic Diagnostics Inc. and its subsidiaries (the "Company"). These statements include, among others, statements regarding: the Company's intentions with respect to future spending on research and development; the development, market acceptance and sales of tests for food-borne pathogens and related growth media; the size and nature of demand in the markets for the Company's products and related effects on operating results; the need for water quality and toxicity tests; anticipated increases in sales of the Company's Microtox(R) toxicity screening systems; the ability to reduce seasonal and other fluctuations in its sales; the implementation by a globally recognized food service laboratory and by the meat suppliers to a leading global foodservice provider of the Company's RapidChek(R) E. coli O157 test method; approval and validation by third parties of the Company's food pathogen tests; the performance of the Company's testing products, the Company's ability to complete a licensing agreement relating to a lateral flow reading instrument; the amount of the Company's contract revenue, sales of the Company's antibodies; the Company's development of a point-of-treatment diagnostic test for Repinotan(TM); anticipated increases in gross margins, timing of new product introductions and other information that may be predictive of future operating results; the Company's ability to reduce operating expenses; and the Company's ability to improve operating results thus enabling it to meet future loan covenants. In addition, when used in this annual report, the words "anticipate," "enable," "estimate," "intend," "expect," "believe," "potential," "may," "will," "should," "project" and similar expressions as they relate to the Company are intended to identify said forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, which may cause actual results to differ from those anticipated at this time. Such risks and uncertainties include, without limitation, changes in demand for products, delays in product development, delays in market acceptance of new products, retention of customers, attraction and retention of management and key employees, adequate supply of raw materials, inability to obtain or delays in obtaining third party approvals, or required government approvals, the ability to meet increased market demand, competition, protection of intellectual property, non-infringement of intellectual property, seasonality, the ability to obtain financing and other factors more fully described in the Company's public filings with the U.S. Securities and Exchange Commission.

Overview

The Company develops, manufactures and markets immunoassay and bioluminescence-based test kits for rapid and cost-effective detection of a wide variety of substances in the food safety and water quality markets through its Test Kit segment. Through its Antibody segment, the Company also provides antibody and immunoreagent research, development and production services.

Since its inception, the Company and its predecessors have, in addition to conducting internal research and development of new products, entered into research and development agreements with multiple corporate partners that have led to the introduction of various products to the food safety, water quality and other markets. The Company expects that internal research and development projects, primarily in the food safety area, will continue to represent a larger percentage of its research and development expenditures. The Company believes that its competitive position has been enhanced through the combination of talent, technology and resources resulting from the relationships it developed and the acquisitions it concluded during the past five years. These relationships and acquisitions have enabled the Company to achieve meaningful economies of scale for the unique products it offers through the utilization of its consolidated facilities in Newark, Delaware, for the manufacture of test kits and antibodies, its facility located in Oceanside, California, for the manufacture of instruments, and its facility located in Windham, Maine for the manufacture of antibodies.

On July 8, 2002, the Company purchased certain assets of Molecular Circuitry, Inc. (MCI). The purchased assets consist primarily of various proprietary growth media technology that will be used in combination with the Company's diagnostic tests for food-borne pathogens, including Salmonella and E. coli. The assets purchased also include the sales and marketing rights to the ruminant feed test product line that the Company and MCI had been jointly developing in collaboration with McDonald's Corporation. In consideration for these and other related assets, the Company issued to MCI 600,000 unregistered shares of the Company's common stock with a value of $4.17 per share or $2.5 million in the aggregate, computed by averaging the closing price of the Company's common stock on the NASDAQ National Market for the period beginning two business days before the acquisition and ending two business days after the acquisition, plus an additional $40,000 in transaction related costs. In addition, the Company will pay MCI a continuing royalty for 10 years on sales of specified products and/or components of products, which royalty will be charged to operations if and when incurred.

On September 28, 2001, the Company acquired AZUR Environmental (AZUR), a privately held manufacturer of proprietary rapid test systems, including the Microtox(R) toxicity test system, which measures toxicity in drinking and process water. Mentioned in more than 500 peer-reviewed scientific articles and with more than 1,700 instruments sold worldwide, the Microtox(R) toxicity test system has been approved in regulations or standards in Canada, eight European countries, and has been submitted to the U.S. Environmental Protection Agency for approval. Under the terms of the merger agreement with AZUR, the Company issued 700,000 shares of Series C preferred stock, with a fair market value of approximately $3.0 million in the aggregate, as determined by an independent valuation firm. On November 2, 2001 the 700,000 Series C preferred shares were automatically converted into 700,000 shares of the Company's common stock in accordance with their original terms.

With the 1999 acquisitions of HTI BioProducts, Inc. and certain assets of Atlantic Antibodies, the Company formed a new operating segment, Strategic BioSolutions, which has now become one of the largest producers of antibodies in the United States. The mission of Strategic BioSolutions is to supply monoclonal and polyclonal antibodies, immunochemical reagents and related services to medical diagnostic and pharmaceutical companies, as well as research institutions.

The Company believes that its products in the food safety and water quality testing markets are unique and fill potentially large, unmet needs for rapid, easy-to-use analytical methods. The Company also believes that its products and technology currently being developed have broad application in diverse markets including the food and beverage and water treatment industries. The Company believes that its established product base, quality manufacturing expertise, experienced sales and marketing organization, established network of distributors, corporate partner relationships and proven research and development expertise will be critical elements of its potential future success.

Revenues in any particular quarter may not be indicative of revenues for any subsequent quarter during the year, or for the entire year. With the anticipated increase in sales of the Company's Microtox(R) test systems (these tests are generally not affected by seasonal patterns) and as sales of food safety products in the U.S. and to other parts of the world develop over the next few years, the Company expects its seasonal and other fluctuations in revenues and other operating results to become gradually less pronounced.

Results of Operations

Year ended December 31, 2002 versus year ended December 31, 2001

Revenues: Net revenues decreased $5.6 million or 19% in 2002 over 2001. The following table sets out revenues by business segment and market category.

                                       (in thousands)
                                  Year Ended
                            ------------------------  Increase      Percent
                               2002        2001      (Decrease)     Change
------------------------------------------------------------------------------
Kit segment
    Water quality               $ 7,036     $ 6,534         $ 502        7.7%
    Food safety                   6,028      11,380        (5,352)     -47.0%
    Contract and other              517         874          (357)     -40.8%
                            --------------------------------------------------
      Total kit revenues         13,581      18,788        (5,207)     -27.7%
Antibody segment                 10,200      10,583          (383)      -3.6%
                            --------------------------------------------------
Total net revenues             $ 23,781    $ 29,371      $ (5,590)     -19.0%
                            ==================================================

Revenues for the water quality category increased slightly in 2002, primarily due to increasing sales of the Microtox(R) toxicity screening systems, with more than 50 North American water systems, most of which serve more than 100,000 households, utilizing the system for drinking water. The Company acquired the Microtox(R) test systems in September 2001, after distributing this product since early 2001. The Company continues to work with customers as they assess their vulnerability to threats of intentional contamination as currently required under U.S. law and is expanding its efforts to market its Microtox(R) test systems to potential customers in the food and beverage industry. The increase in Microtox(R) sales has been somewhat offset by a decrease in sales of tests in the remediation market. Sales in this category have been slower due to weak general economic conditions. The Company expects water quality revenues to grow in 2003, particularly due to increased demand for Microtox(R) and its attendant consumables as water processors and end-users have a heightened awareness of the potential threat of chemical contamination, intentional or otherwise.

Food safety revenues decreased primarily due to the significant decline in 2002 of StarLink(R) test kit sales from record sales levels in 2001 as the removal of StarLink(R) corn from the nation's grain supply commenced late in 2000. StarLink(R), which was approved only for non-food uses, was discovered in food products in 2000 and resulted in the need for growers, handlers, processors, shippers and exporters to test corn for the presence of StarLink(R). The Company believes that reliance on genetically modified organism (GMO) technology continues to grow both in the U.S. and abroad, and that as a result demand for the Company's testing products, other than tests for StarLink(R), will increase as well. Sales of Company's GMO tests for cottonseed increased during 2002 and the Company believes it now supplies every major cottonseed company (in terms of seed sales) in the U.S. Many countries outside the U.S. and Canada have adopted labeling regulations that could stimulate demand, as well as food manufacturers developing protocols to comply with these regulations.

Since the July 2002 launch of the RapidChek(R) lateral flow test for E. coli O157, several field evaluations have been performed by major independent laboratories. The results from these evaluations have prompted a globally recognized food safety laboratory corporation to begin a nationwide implementation of the RapidChek(R) E. coli O157 test method into its testing protocols. This corporation expects its implementation to be complete by the end of March 2003. Also, a leading global foodservice provider has completed an in depth study of the RapidChek(R) E. coli O157 test method. According to statements made by the foodservice provider, the findings of this study revealed that laboratories performing the RapidChek(R) test found a 65% reduction in overall false positives when compared to a well-recognized competitive test, and that RapidChek(R) showed greater sensitivity and was easier to use than the competitive brand. This foodservice provider has endorsed the use of RapidChek(R) tests for E. coli O157 testing by its meat suppliers. Several of these meat suppliers initiated use of RapidChek(R) in January 2003. Another significant evaluation performed by a U.S. regulatory agency has shown that the RapidChek(R) E. coli O157 growing media performs better than other leading brands in either 8-hour or 24-hour methods. Based on the foregoing, the Company expects to attract a meaningful share of the growing E. coli testing market.

In January 2003 the Company commercially launched its newest food pathogen test to detect Salmonella in food. Salmonella testing is the most common test performed on a wide variety of foods including meats, dairy and processed foods. The Company's new test has several advantages over competitive methods including a simplified preparation process that makes the test easier to perform versus competitive brands. The product's performance standard meets all necessary regulatory requirements. The Company has submitted the Salmonella test for third party validation by the American Organization of Analytical Chemists Research Institute (AOAC) and plans are currently underway for key evaluations with major food companies and laboratories. The Company expects to complete a licensing agreement of a lateral flow reading instrument to read and record test results from all of its lateral flow tests, including the lateral flow test used to detect Salmonella.

In February 2003 the Company released its screening test for the detection of meat and bone meal in animal feed, which is linked to the transmission of BSE, commonly known as mad cow disease. This test, known as FeedCheck(TM), was designed in a lateral flow format to be more sensitive and easier to use than other rapid, on-site methods. Compared to certain competitive products, this test does not require weighing or boiling of samples. By eliminating these steps, the FeedCheck(TM) test is faster, easier to use and will not require equipment such as scales and heating devices. The method for animal feed has been designed with multiple tests per strip to address the various analytical requirements throughout the world. The FeedCheck(TM) product has been shown to detect as little as 0.1% bovine meat-and-bone meal in feed. These product features are important to comply with customer specifications and governmental regulations throughout the U.S., Europe and Japan. The test was developed in collaboration with Molecular Circuitry, Inc. and sponsored by McDonald's Corporation. Additionally, the Company's research and product development efforts are continuing toward the completion of new products, including tests for the food pathogen listeria.

Contract and other revenue declined as the Company continued to place greater emphasis on devoting its research and development resources on internal projects, particularly in the food safety category.

Antibody segment revenues declined slightly in 2002 as the Company completed the consolidation of its San Diego, California, operations into a single site at its Maine location during 2002. Several new or expanded relationships were established during 2002 as customers and prospects had the opportunity to validate manufacturing and quality procedures at the expanded manufacturing facilities in Maine. The Company believes that these relationships will develop into increasing sales, as the antibody division earns additional projects under these relationships. The Company's project to develop a point-of-treatment diagnostic test for Bayer's new product Repinotan(TM) is continuing, with Bayer's Phase III clinical trials expected to be completed during 2003.

Operating Expenses: Operating expenses decreased $1.8 million or 7% in 2002, due primarily to lower manufacturing expenses, as a result of lower StarLink(R) related sales volume in 2002. Gross profits (total revenues less manufacturing costs) decreased $3.4 million or 23% to $11.4 million and gross margins declined to 48.1% in 2002 from 50.6% in 2001. The decline in gross margins is primarily attributable to the fact that the Company's utilization of its manufacturing capacity was reduced as compared to 2001, a result of lower sales volume during 2002, resulting primarily from reduced StarLink(R) related sales. The Company instituted several initiatives late in the fourth quarter 2002 and early in the first quarter 2003 to leverage its manufacturing capacity and improve its production yields. One such effort is the elimination of separate test kit and antibody business units, resulting in a single manufacturing organization. With a single manufacturing organization, the Company believes it will be able to increase the productivity of its staff and reduce the administrative duties through a flatter organizational structure. Gross margins are expected to improve in 2003, when the benefits of the Company's efficiency initiatives are realized, and several new products in the food safety category are expected to be introduced to the market. In addition, the Company will have the full year affect of the expense savings from the consolidation of the antibody operation in Maine.

Research and development expenses increased $344,000 or 12%, primarily due to continued investment in the animal feed test and the lateral flow food pathogen tests. These expenses will remain about the same in 2003 as the Company continues the development and introduction of new food safety products.

Selling, general and administrative expenses were approximately the same in the year 2002 as in 2001. These expenses are expected to decline in 2003 as the Company has stepped-up its efforts to streamline its operations, including creating a single sales and marketing organization, which had previously been organized in three distinct teams in the water quality, food safety and antibody product categories. The Company believes that its new sales organization structure is more efficient and will be more effective in addressing all of the Company's market opportunities.

Other income: In 2002, the Company sold most of the remaining assets of its antibody production facility near San Diego, California. The Company recorded a gain on sale of $131,000, which represents the amount the Company received above the carrying value of the assets sold. Also during 2002, the Company reached an agreement with its insurance carrier in settlement of costs related to a building fire on its Maine property. The Company recorded a gain on disposal of $243,000, which represents the amount the Company received above its investment in the assets destroyed.

Interest expense net: Net interest expense increased $17,000 or 52%, due to the lower levels of interest income associated with lower levels of invested cash throughout 2002 versus 2001.

Income taxes: Income tax expense decreased $1.4 million, largely due to the pre-tax loss recorded in 2002. The Company's annual effective tax rate benefit of 49.6% for 2002 primarily reflects the federal statutory rate of 34%, state taxes, net of federal benefit of 6.5% and research and development credits of 6.0%.

Net Income: Net income decreased $2.0 million in 2002 when compared to 2001 for the reasons described above, in particular the decline in gross profits of $3.4 million which resulted primarily from lower revenues, principally related to the decrease in StarLink(R) related sales. The decline in gross profits was partially offset by other income of $374,000 and the income tax benefit of $898,000.

Year ended December 31, 2001 versus year ended December 31, 2000

Revenues: Net revenues increased $3.5 million or 14% in 2001 over 2000. The following table sets out revenues by business segment and market category.


                                       (in thousands)
                                  Year Ended
                             -----------------------  Increase      Percent
                               2001        2000      (Decrease)     Change
------------------------------------------------------------------------------
Kit segment
    Water quality               $ 6,534     $ 4,908       $ 1,626       33.1%
    Food safety                  11,380       9,216         2,164       23.5%
    Contract and other              874       1,100          (226)     -20.6%
                             -------------------------------------------------
      Total kit revenues         18,788      15,224         3,564       23.4%
Antibody segment                 10,583      10,650           (67)      -0.6%
                             -------------------------------------------------
Total net revenues             $ 29,371    $ 25,874       $ 3,497       13.5%
                             =================================================

Water quality revenue growth was primarily attributable to strong demand since the events of September 11, 2001 for the Company's general screening test for chemical toxicity, Microtox(R), which was acquired during 2001 in connection with the acquisition of AZUR Environmental. In the period from September 11, 2001 through December 31, 2001, the Company sold approximately 40 Microtox(R) units primarily to the drinking water industry as a means to detect the presence of toxic concentrations of chemicals in water supplies. Revenues from the sale of these units and their attendant consumables were approximately $1.3 million during the September 11, 2001 through December 31, 2001 period. Food safety revenue growth is primarily due to increased sales of tests to detect GMOs in plants, seeds, grain and intermediate food products including tests to detect StarLink(R) in corn. Antibody revenue declined slightly in 2001 as the Company began consolidating its operations into a single site at its Maine location during 2001. Contract and other revenue declined as the Company continued to place greater emphasis on devoting its research and development resources on internal projects particularly in the food safety category.

Operating Expenses: Operating expenses increased $4.2 million, or 18%, in 2001. This increase included additional costs of the consolidation of the California and Maine facilities of $716,000, test kit inventory adjustments of approximately $242,000 and $100,000 of costs for a retainer and fees. The consolidation expenses include relocation, moving, startup and severance expenses incurred in connection with the winding down of antibody production facilities in California and the startup of combined operations at its Windham, Maine facilities. Of these expenses, approximately $316,000 were related to manufacturing expenses associated with the closing and startup of the antibody facilities and the balance were selling, general and administrative expenses primarily associated with the relocation to Windham, Maine. The inventory adjustments resulted from a computational and procedural error that resulted in higher inventory values. These items were identified as the Company completed its accounting for the fiscal year. To correct this error, inventory was reduced by $242,000 and manufacturing expenses were increased by $242,000. The retainer and related fees relates to an engagement of an investment bank to explore strategic alternatives. This engagement commenced in July 2001 for a one-year term. Operating expenses before the items described above increased $3.1 million or 13% to $26.7 million as described below.

Manufacturing expenses increased $3.2 million, or 29%, to $14.5 million. After the effect of the $316,000 adjustment for the Maine consolidation and the $242,000 inventory adjustment described above, manufacturing expenses increased $2.7 million, or 24%, from the year earlier period. This increase is primarily attributable to increased sales in 2001 and the increased costs attendant to the consolidation of the antibody facilities, which required the Company to run certain duplicative operations to facilitate the transition. Gross profits (total revenues less manufacturing costs) increased $272,000, or 2%, to $14.9 million and gross margins declined to 50.6% in 2001 from 56.4% in 2000. After giving effect to the adjustments in 2001 described above, gross profits increased $830,000, or 5.7%, and gross margins declined to 52.5% in 2001 from 56.4% in 2000. The decline in gross margins is attributable to the increased costs of production during the transition of the antibody manufacturing facilities from California to Maine as described above, and lower selling prices for certain products in the food safety category at substantially higher volumes in 2001.

Research and development expenses were approximately the same in the year 2001 as in 2000. Selling, general and administrative expenses increased $957,000, or 10%, to $10.3 million. After adjusting for $400,000 in costs related to the Maine consolidation and $100,000 in costs for a retainer and fees related to the engagement of an investment bank as described above, selling, general and administrative expenses increased $457,000, or 5%. This increase is primarily attributable to the general increase in business activity.

Interest expense net: Net interest expense decreased $382,000, or 92%, due to the lower levels of debt carried throughout 2001 versus 2000.

Income taxes: Income tax expense decreased $130,000, largely due to reduced pre-tax earnings. In 2001, the Company recorded a favorable adjustment to income tax of $79,000 compared to a $220,000 favorable adjustment recorded in 2000. These adjustments reflect the increased utilization of the Company's net operating loss carry-forwards and research and development tax credits. The Company's annual effective tax rate rose slightly after the effect of these adjustments to 31% of pre-tax earnings in 2001 from the 29% rate recorded in 2000.

Net Income: Net income decreased $422,000, or 27%, in the year 2001 when compared to the year 2000 for the reasons described above, in particular the additional costs of the consolidation of the California and Maine facilities of $716,000, $242,000 in inventory adjustments and $100,000 in costs for a retainer and fees related to the engagement of an investment bank. These additional costs were partially offset by a $79,000 favorable tax adjustment. The net after tax effect of these items was $651,000. When taking into account these items, net income rose $229,000, or 15%, in 2001 to $1.8 million from the $1.5 million recorded in 2000.

Liquidity and Capital Resources

The following is a summary of selected cash flow information:



                                                        Year Ended December 31,
                                                      --------------------------
                                                            2002        2001
                                                      --------------------------

 Net cash provided by (used in) operating activities         (762)      2,762

 Net cash used in investing activities                       (104)     (1,677)

 Net cash provided by financing activities                    585           6
                                                         --------------------
 Net increase (decrease) in cash and cash equivalents        (281)      1,091
                                                         ====================

Net cash used in operating activities of $762,000 for 2002 was primarily the result of the net loss for the period of $912,000. The cash provided by operating activities of $2.8 million in 2001 was primarily driven by the net income for the period of $1.1 million and the net adjustments to reconcile net income to net cash provided by operating activities, primarily depreciation and amortization of $927,000 and deferred income taxes of $425,000.

Net cash used in investing activities of $104,000 for 2002 was driven by the capital expenditures for the period of $1.0 million, which was offset by proceeds from the sale and disposal of assets of $956,000. This compares to net cash used in investing activities of $1.7 million in 2001, which was primarily attributable to capital expenditures of $1.8 million for the 2001 period. The capital expenditures for both periods were primarily related to building construction and improvements due to the consolidation of the Company's San Diego, California, operations into a single site at its Maine location.

Net cash provided by financing activities of $585,000 for 2002 was primarily driven by proceeds from the sale of $1.5 million of the Company's common stock to outside directors, which was partially offset by $1.1 million in net repayments of outstanding debt.

The Company's working capital, current assets less current liabilities, increased $552,000 to $12.5 million at December 31, 2002 from $11.9 million at December 31, 2001. This increase was primarily attributable to decreases in the Company's current portion of long-term debt of $1.1 million, which was partially offset by decreases in accounts receivable and inventory accounts when compared to the prior year. Outstanding debt decreased $1.1 million from $2.5 million at December 31, 2001 to $1.4 million on December 31, 2002.

On May 5, 2000, the Company entered into a financing agreement with a commercial bank. This agreement provides for a $4 million term loan, all of which had been paid on or before December 31, 2002, and for up to a $5 million revolving line of credit, none of which was outstanding and approximately $2.2 million of which was available at December 31, 2002. On December 13, 2001 the Company entered into an agreement with a commercial bank to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $1.5 million in financing, of which approximately $1.4 million was outstanding at December 31, 2002, and is repayable over seven years, with principal payments beginning on October 1, 2002. Under the terms of the financings, the Company is required to meet certain quarterly financial covenants. The Company was in breach of certain of the these financial covenants for all four quarters during 2002, and has received a waiver and suspension of these loan covenants for all four quarters of 2002. Also, the loan covenants have been modified to a quick ratio and tangible net worth ratio for the first three quarters of 2003. Beginning with the fourth quarter of 2003, the original provisions of the loan agreement regarding financial covenants will be operative, namely a ratio of EBITDA to current maturities of debt plus interest and cash paid for taxes and a ratio of funded debt to EBITDA. The Company expects that it will be able to meet all of its financial covenants with respect to this indebtedness.

For the year ended December 31, 2002, the Company satisfied all of its cash requirements from cash available and on-hand, the sale of approximately $1.5 million of common stock to the Company's outside directors and from the financing agreements described above. At December 31, 2002, the Company had $1.2 million in long-term debt and stockholders' equity of $30.1 million. At December 31, 2002, the Company had no material commitments for capital expenditures.

Contractual Obligations

The Company is committed to making cash payments in the future on two types of contracts: our long-term indebtedness and leases. The Company has no off-balance sheet debt or other such unrecorded obligations. Below is a schedule of the future payments that the Company was obligated to make based on agreements in place as of December 31, 2002.

                                           (in thousands)
                                         Payments Due by Year
                                                                       2007 and
                            Total    2003     2004      2005     2006   Beyond
-------------------------------------------------------------------------------

Long-term debt (1)        $ 1,423     211      211       211      211      579
Operating leases (2)      $ 2,166     554      375       384      358      495

-------------------------------------------------------------------------------
Total contractual
cash obligations          $ 3,589     765      586       595      569    1,074
===============================================================================

(1) See discussion in Note 7 of the Notes to the Consolidated Financial Statements for additional information on long-term debt.

(2) See discussion of operating leases in Note 10 of the Notes to the Consolidated Financial Statements.

Based upon its cash on hand, credit facilities, current product sales and the anticipated sales of new products, the Company believes it has, or has access to, sufficient resources to meet its operating requirements for the foreseeable future. The Company's ability to meet its long-term capital needs will depend on a number of factors, including compliance with existing and new loan covenants, the success of its current and future products, the focus and direction of its research and development program, competitive and technological advances, future relationships with corporate partners, government regulation, the Company's marketing and distribution strategy, its successful sale of additional common stock and/or the Company's successfully locating and obtaining other financing, and the success of the Company's plan to make future acquisitions. Accordingly, no assurance can be given that the Company will be able to meet the future liquidity requirements that may arise from these inherent and similar uncertainties.

Accounting Standards

Critical Accounting Policies - The Company's accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements. The Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, deferred taxes, long-lived assets and contingencies. The Company bases its estimates on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. The Company considers the following policies to be most critical in understanding the judgments that are involved in preparing the Consolidated Financial Statements and the uncertainties that could impact the consolidated results of operations, financial condition and cash flows.

Valuation of Accounts Receivable - Accounts receivable as of December 31, 2002 and December 31, 2001, were net of an allowance for doubtful accounts of $294,000 and $215,000, respectively. The recorded allowance is continually evaluated based on current market conditions, an analysis of customer-specific facts and circumstances, and the size and composition of the overall portfolio. If receivables become uncollectible, these write-offs are charged against the allowance.

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

Deferred Taxes - In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon historical taxable income and projections for future taxable income over the periods in which the deferred tax items are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2002. At December 31, 2002, management has concluded that a full valuation allowance is necessary for deferred tax assets in certain state jurisdictions and the entire balance of foreign deferred tax assets.

Revenue Recognition - Product related sales are composed of the sale of immunoassay and bioluminescence-based test kits and the sale of antibodies and immunochemical reagents. The sale of all immunoassay and bioluminescence-based test kits, bulk antibodies and immunochemical reagents are recognized upon the shipment of the product and transfer of title or when related services are provided. For the twelve months ended December 31, 2002, 2001 and 2000 these sales represented 78%, 90% and 87% of total Company revenues, respectively.

Sales of monoclonal and polyclonal antibodies under customer contracts and purchase orders are recognized under the percentage of completion method and are recorded based on the percentage of costs or time incurred through the reporting date versus the estimate for the complete contract or project. The Company recognizes revenues in this manner as production of these types of antibodies generally takes between two and twelve months to complete and costs are incurred throughout the production process. For the twelve months ended December 31, 2002, 2001 and 2000 these sales represented 20%, 7% and 9% of total Company revenues, respectively.

Contract revenues are recognized upon the completion of contractual milestones. For the twelve months ended December 31, 2002, 2001 and 2000 these sales represented 2%, 3% and 4% of total Company revenues.

Valuation of Long-Lived Assets - Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value.

New Accounting Standards and Disclosures

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires an asset retirement obligation to be recorded at fair value during the period incurred and an equal amount recorded as an increase in the value of the related long-lived asset. The capitalized cost is depreciated over the useful life of the asset and the obligation is accreted to its present value each period. SFAS No. 143 is effective for the Company beginning January 1, 2003. The Company does not expect the adoption of SFAS No. 143 to have an impact on its financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 will have a material impact on its financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of FASB Statement No.
123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

For further information related to new accounting standards and disclosures, see
Note 2 of the Notes to Consolidated Financial Statements.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has exposure to changing interest rates, and is currently not engaged in hedging activities. Interest on approximately $1.4 million of outstanding indebtedness is at a variable rate of between 2% to 3% over the published London Interbank Offered Rate (LIBOR), based upon the Company's ratio of funded debt to EBITDA, and was 3% over LIBOR on average for the year. At the Company's current level of indebtedness, each 1% change in the variable interest rate will have an effect of $14,000 on the Company's annual interest expense charges.

The Company conducts operations in United Kingdom. The consolidated financial statements of the Company are denominated in U.S. dollars and changes in exchange rates between foreign countries and the U.S. dollar will affect the translation of financial results of foreign subsidiaries into U.S. dollars for purposes of recording the Company's consolidated financial results. Historically, the effects of translation have not been material to the consolidated financial results.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements and supplemental quarterly financial data of the Company and its subsidiaries are included as part of this Form 10-K:


                                                                                            Page

Independent Auditors' Report ................................................................F-1

Consolidated Balance Sheets as of December 31, 2002 and 2001.................................F-2

Consolidated Statements of Operations for each of the years
     in the three-year period ended December 31, 2002........................................F-3

Consolidated Statements of Stockholders' Equity and Comprehensive Income
     for each of the years in the three-year period ended December 31, 2002..................F-4

Consolidated Statements of Cash Flows for each of the years
     in the three-year period ended December 31, 2002........................................F-5

Notes to Consolidated Financial Statements...................................................F-6

Quarterly Financial Data (unaudited).........................................................F-22



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

The executive officers of the Company, their positions with the Company, their ages and a brief biography for each are as follows:

    Name                       Age    Position
    ----                       ---    --------
    Richard C. Birkmeyer       49     President and Chief Executive Officer
    Arthur A. Koch, Jr.        49     VP - Chief Operating Officer
    Stanley J. Musial          42     VP - Finance and Chief Financial Officer
    Martha C. Reider           48     VP - Quality Assurance/Human Resources
    James W. Stave, Ph.D.      48     VP - Research and Development
    James J. Donovan           42     VP - Sales and Marketing

Richard C. Birkmeyer, age 49, cofounded SDI in 1990 and has served as its President and Chief Executive Officer and a director since its inception. Prior to founding SDI, Mr. Birkmeyer was employed by E.I. du Pont de Nemours ("DuPont") from 1983 to 1990, where he most recently served as Product Manager. Mr. Birkmeyer received a Ph.D. in Biochemistry/Immunology from the State University of New York at Binghamton and his BS in Biology from the State University of New York at Plattsburgh. In addition, Mr. Birkmeyer completed post-doctoral research in immunogenetics at Iowa State University.

Arthur A. Koch, Jr., age 49, joined the Company in April 1997 as Vice President
- Finance and Chief Financial Officer. In October 1998, Mr. Koch was appointed the Company's Chief Operating Officer. Prior to joining the Company, Mr. Koch was Vice President and Chief Financial Officer of Paracelsian, Inc., a publicly held biotechnology company. From 1992 to 1995, Mr. Koch was Vice President and Chief Financial Officer of IBAH, Inc., a publicly held contract clinical research corporation. Mr. Koch received a BA in Business Administration from Temple University and is a Certified Public Accountant.

Stanley J. Musial, age 42, joined the Company in November 2002 as Vice President-Finance and Chief Financial Officer. Prior to joining SDI, Mr. Musial was Senior Vice President, Finance and Chief Financial Officer for Continuum Healthcare, Inc., a venture capital backed specialty healthcare company, and previously held senior financial management positions with Orthovita, Inc., a publicly-held orthopedic biotechnology company, Occupational Health Resources, Inc., a venture capital backed physician practice management company, Surgical Laser Technologies, Inc., a publicly-held laser surgery company, Environmental Control Group, Inc., a publicly-held environmental services company, and began his career as an Audit Manager with KPMG LLP. Mr. Musial holds a MBA in Finance from Temple University, a B.S. degree in Accounting from The Pennsylvania State University, and is a Certified Public Accountant.

Martha C. Reider, age 48, co-founded SDI in 1990 and served as Vice President - Manufacturing and Secretary from its inception through 1998. In 1998 Ms. Reider was appointed Vice President Quality Assurance/Human Resources. Ms. Reider continues to serve as the Corporate Secretary. From inception to December 30, 1996, Ms. Reider was a director of SDI. Prior to founding SDI, Ms. Reider worked for DuPont from 1976 to 1990 where she most recently served as supervisor of Quality Control and Quality Assurance. Ms. Reider received her BA in Biological Sciences from Ohio Northern University.

James W. Stave, age 48, joined SDI in March 1991 as a research group leader. Subsequently, Dr. Stave was promoted to director of Research and Development. In October 1993, Dr. Stave was promoted to Vice President - Research and Development. Prior to joining SDI, Dr. Stave worked for DuPont, Molecular Genetics, Inc. and the U.S. Department of Agriculture. Dr. Stave received his Ph.D. in Microbiology from the University of Maryland and his B.S. in Biology from Michigan Technological University.

James J. Donovan, age 42, joined SDI in December 1996 as a regional sales manager for the water quality business unit. He was appointed Vice President - Sales and Marketing in October 2001. Prior to joining SDI, Mr. Donovan was regional sales manager at Ohmicron Environmental Diagnostics Company, which was acquired by SDI in 1996. From 1980-1992, Mr. Donovan was business development manager at Quantix Systems Inc., formerly Agri-Diagnostics Associates, a producer of agricultural diagnostic tests. Mr. Donovan received his BS in Packaging Management from the Rochester Institute of Technology.

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

Equity Compensation

The table below presents certain information concerning securities issuable in connection with equity compensation plans that have been approved by the Company's shareholders and that have not been approved by the Company's shareholders.

                                                                                                         Number of securities
                                                                                                        remaining available for
                                                Number of securities to          Weighted-average        issuance under equity
                                                be issued upon exercise         exercise price of         compensation plans
                                                of outstanding options,        outstanding options,      (excluding securities
            Plan Category                         warrants and rights          warrants and rights      reflected in column a)
-------------------------------------------- ------------------------------  ------------------------- --------------------------
Equity compensation plans
    approved by security
    holders .............................              1,941,681                      $3.34                     345,198

Equity compensation plans
    not approved by
    security holders.....................                     -                           -                           -
                                                       ---------                      -----                     -------
                                      Total            1,941,681                      $3.34                     345,198




ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the caption "Related Transactions" in the Company's Definitive Proxy Statement is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this report, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary to evaluate whether:

         (i) this report contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report, and

         (ii) the financial statements and other financial information included in this report fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report.

There have been no significant changes in the Company's internal controls or other procedures since the date of the Chief Executive Officer's and the Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the caption "Other Matters - Independent Auditors" in the Company's Definitive Proxy Statement is incorporated herein by reference.


                                     PART IV

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.   Financial Statements

    See the Consolidated Financial Statements which begin on page F-1 of this Report.

     2.  Financial Statement Schedules

Financial statement schedules are omitted because they are either not required or not applicable or the required information is reflected in the financial statements or notes thereto.

     3.  Exhibits

                                                                                                   Previous
Exhibit                                                                                            Exhibit
Number                                                                                             Number
------                                                                                             ------

2.1      Agreement and Plan of Merger among the Company, AZUR Acquisition Corp.
         and AZUR Environmental dated May 4, 2001.                                              (1)

3.1      Fourth Amended and Restated Certificate of Incorporation of the Company                (2)        4.1

3.2      Certificate of Powers, Designations, Preferences and Rights of the Series C
         Convertible Preferred Stock of the Company filed with the Secretary of the
         State of Delaware on September 27, 2001.                                               (1)

3.3      Amended and Restated Bylaws of the Company                                             (2)        4.2

4.1      Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2      Forms of Warrants to Purchase Common Stock of the Company                              (2)        4.4

10.1     Stock Purchase Agreement among the Company and its outside directors
         and certain of their affiliates dated August 16, 2002.                                (12)

10.2     Demand Registration Agreement among the Company and its outside
         directors and certain of their affiliates dated August 16, 2002.                      (12)

10.3     EnSys Environmental Products, Inc. 1993 Stock Incentive Plan*                          (3)       10.17

10.4     Amended and Restated EnSys Environmental Products, Inc. 1995
         Stock Incentive Plan*                                                                  (4)

                                                                                                   Previous
Exhibit                                                                                            Exhibit
Number                                                                                             Number
------                                                                                             ------

10.5     EnSys Environmental Products, Inc. 401(k) Plan Adoption Agreement                      (3)        10.18

10.11    Agreement and Plan of Merger by and between EnSys and Strategic
         Diagnostics Inc. dated as of October 11, 1996                                          (2)        2.1

10.14    Employment Agreement dated December 30, 1996 by and between
         Richard C. Birkmeyer and the Company*                                                  (7)        10.14

10.15    Employment Agreement dated December 30, 1996 by and between
         Grover C.Wrenn and the Company*                                                        (7)        10.15

10.16    Registration Rights Agreement dated December 30, 1996 between
         the Company and the stockholders listed therein                                        (7)        10.16

10.18    Industrial Lease dated October 26, 1993, by and between Tober &
         Agnew Properties, Inc. and Strategic Diagnostics Incorporated                          (6)        10.18

10.21    Lease agreement dated October 29, 1997 by and between Pencader
         Courtyard, L.P. and Strategic Diagnostics Inc.                                         (7)        10.21

10.22    1998 Employee Stock Purchase Plan                                                      (11)

10.23    Asset Purchase Agreeement dated as of May 11, 1999 by and among
         Strategic Diagnostics Inc., DiaSorin Inc., a Delaware corporation and
         Atlantic Antibodies, Inc., a Delaware corporation                                      (8)        2.1

10.25    Stock Purchase Agreement dated as of February 26, 1999 by and among
         Strategic Diagnostics Inc. and Robert J. Harman, Michael M. Dale,
         Eric S. Bean and Sean Boyd                                                             (9)        2.1

10.27    Loan Agreement between the Company and PNC Bank, Delaware,
         dated May 5, 2000                                                                      (10)       10.1

10.28    Line of Credit Note between the Company and PNC Bank, Delaware,
         dated May 5, 2000                                                                      (10)       10.2

10.29    Term Note between the Company and PNC Bank, Delaware,
         dated May 5, 2000                                                                      (10)       10.3

21.1     Subsidiaries of the Company

23.1     Consent of KPMG LLP

99.1     Certification of Richard C. Birkmeyer pursuant to 18 U.S.C. Section
         1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.2 Certification of Stanley J. Musial pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the designated exhibit of the Company's 10-Q for the fiscal quarter ended September 30, 2001

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

(9) Incorporated by reference to the identically numbered exhibit contained in the Company's Form 8-K filed on May 26, 1999

(10) Incorporated by reference to the identically numbered exhibit contained in the Company's Form 8-K filed on March 15, 1999

(11) Incorporated by reference to the designated exhibit of the Company's Registration Statement on Form S-8 (No. 333-68107) filed on
     November 30, 1998

(12) Incorporated by reference to the designated exhibit of the Company's 10-Q for the fiscal quarter ended September 30, 2002

*Management contract or compensatory plan.

(b)  Reports on Form 8-K

On November 8, 2002, the Company filed a report on Form 8-K pursuant to Item 7 and Item 9 announcing the Company's third quarter results of operations.

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Strategic Diagnostics Inc.:

We have audited the accompanying consolidated balance sheets of Strategic Diagnostics Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Strategic Diagnostics Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 142, "Goodwill and Other Intangible Assets."

KPMG LLP


Philadelphia, Pennsylvania
February 14, 2003

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                                                         December 31,
------------------------------------------------------------------------------------------
                                                                      2002         2001
------------------------------------------------------------------------------------------
 ASSETS
------------------------------------------------------------------------------------------
 Current Assets:
      Cash and cash equivalents                                       $  2,098    $  2,379
      Receivables, net                                                   3,956       4,737
      Inventories                                                        6,821       7,639
      Deferred taxes                                                     1,009         861
      Other current assets                                                 499         504
------------------------------------------------------------------------------------------
         Total current assets                                           14,383      16,120
------------------------------------------------------------------------------------------

 Property and equipment, net                                             4,013       4,072
 Other assets                                                               40         351
 Deferred taxes                                                          7,664       6,875
 Intangible assets, net                                                  7,066       4,716
------------------------------------------------------------------------------------------
         Total assets                                                 $ 33,166    $ 32,134
------------------------------------------------------------------------------------------
 LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------
 Current Liabilities:
      Accounts payable                                                $  1,024    $  1,620
      Accrued expenses                                                     665       1,236
      Current portion of long term debt                                    211       1,333
------------------------------------------------------------------------------------------
         Total current liabilities                                       1,900       4,189
------------------------------------------------------------------------------------------
 Long-term debt                                                          1,212       1,174
------------------------------------------------------------------------------------------
 Stockholders' Equity
      Preferred stock, $.01 par value, 20,920,648 shares authorized,
         no shares issued or outstanding                                  --          --
      Common stock, $.01 par value, 35,000,000 shares authorized,
         18,937,330 and 17,858,889 shares issued and outstanding
         at December 31, 2002 and December 31, 2001, respectively          190         178
      Additional paid-in capital                                        35,312      31,114
      Accumulated deficit                                               (5,408)     (4,496)
      Cumulative translation adjustments                                   (40)        (25)
------------------------------------------------------------------------------------------
         Total stockholders' equity                                     30,054      26,771
------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                   $ 33,166    $ 32,134
------------------------------------------------------------------------------------------

          The accompanying notes are integral part of these statements.

        STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF OPERATIONS
      (in thousands, except share and per share data)

                                                                Year Ended December 31,
-------------------------------------------------------------------------------------------------
                                                        2002             2001            2000
-------------------------------------------------------------------------------------------------
 NET REVENUES:
-------------------------------------------------------------------------------------------------
      Product related                                $     23,264    $     28,497    $     24,773
      Contract and other                                      517             874           1,101
-------------------------------------------------------------------------------------------------
         Total net revenues                                23,781          29,371          25,874
-------------------------------------------------------------------------------------------------
 OPERATING EXPENSES:
      Manufacturing                                        12,340          14,512          11,287
      Research and development                              3,298           2,954           2,932
      Selling, general and administrative                  10,277          10,290           9,333
-------------------------------------------------------------------------------------------------
         Total operating expenses                          25,915          27,756          23,552
-------------------------------------------------------------------------------------------------

         Operating income (loss)                           (2,134)          1,615           2,322

 Interest income (expense), net                               (50)            (33)           (415)

 Other income                                                 374              76             283
-------------------------------------------------------------------------------------------------

 Income (loss) before taxes                                (1,810)          1,658           2,190
-------------------------------------------------------------------------------------------------

         Income tax expense (benefit)                        (898)            512             642
-------------------------------------------------------------------------------------------------

 Net income (loss)                                           (912)          1,146           1,548
-------------------------------------------------------------------------------------------------

 Preferred stock dividends                                   --                20            --
-------------------------------------------------------------------------------------------------
 Net income (loss)
      applicable to common stockholders                      (912)          1,126           1,548
-------------------------------------------------------------------------------------------------

 Basic net income (loss) per share
      applicable to common stockholders              $      (0.05)   $       0.07    $       0.09
-------------------------------------------------------------------------------------------------

 Shares used in computing basic net income (loss)
      per share applicable to common stockholders      18,419,000      17,008,000      16,585,000
-------------------------------------------------------------------------------------------------

 Diluted net income (loss) per share
      applicable to common stockholders              $      (0.05)   $       0.06    $       0.09
-------------------------------------------------------------------------------------------------

 Shares used in computing diluted net income (loss)
      per share applicable to common stockholders      18,419,000      17,642,000      17,466,000
-------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these statements.

        STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
         AND COMPREHENSIVE INCOME
              (in thousands)

                                                                     Additional                 Cumulative
                                         Preferred        Common      Paid-In    Accumulated    Translation
                                           Stock          Stock       Capital      Deficit      Adjustments      Total
------------------------------------------------------------------------------------------------------------------------
Balance,
December 31, 1999                          $   --        $    164     $ 26,241     $ (7,170)     $    (25)     $ 19,210
-----------------------------------------------------------------------------------------------------------------------
Exercises of stock options, warrants
     and other                                 --               3          390         --            --             393
Employee stock purchase plan                   --            --             58         --            --              58
Acquisition of Envirol Product Line            --            --             43         --            --              43
Shares issued in connection with a
     marketing agreement                       --            --             72         --            --              72
Tax benefit of stock option exercises          --            --             10         --            --              10
Net and comprehensive income                   --            --           --          1,548          --           1,548
-----------------------------------------------------------------------------------------------------------------------
Balance,
December 31, 2000                              --             167       26,814       (5,622)          (25)     $ 21,334
-----------------------------------------------------------------------------------------------------------------------
Exercises of stock options, warrants
     and other                                 --               4          681         --            --             685
Employee stock purchase plan                   --            --             62         --            --              62
Shares issued in connection with
     purchase of AZUR Environmental               7          --          2,982         --            --           2,989
Conversion of Series C Preferred
     Stock to Common Stock                       (7)            7         --           --
Tax benefit of stock option exercises          --            --            575         --            --             575
Preferred stock dividend                       --            --           --            (20)         --             (20)
Net and comprehensive income                   --            --           --          1,146          --           1,146
-----------------------------------------------------------------------------------------------------------------------
Balance,
December 31, 2001                              --             178       31,114       (4,496)          (25)     $ 26,771
-----------------------------------------------------------------------------------------------------------------------
Exercises of stock options                     --               1          167         --            --             168
Employee stock purchase plan                   --               1           36         --            --              37
Sale of common stock                           --               4        1,460         --            --           1,464
Acquisition of Molecular Circuitry, Inc.       --               6        2,496         --            --           2,502
Tax benefit of stock option exercises          --            --             39         --            --              39
Net and comprehensive income                   --            --           --           (912)          (15)         (927)
-----------------------------------------------------------------------------------------------------------------------
Balance,
December 31, 2002                          $   --        $    190     $ 35,312     $ (5,408)     $    (40)     $ 30,054
=======================================================================================================================

 The accompanying notes are an integral part of these statements.

                  STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                             Twelve Months
                                                                          Ended December 31,
--------------------------------------------------------------------------------------------------
                                                                    2002         2001       2000
--------------------------------------------------------------------------------------------------

 Cash Flows from Operating Activities:
 Net income                                                       $   (912)   $  1,146    $  1,548
      Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
         Depreciation and amortization                                 891         927         903
         Deferred income taxes (benefit)                              (898)        425         594
         Other income                                                 (374)        (76)       (283)
 (Increase) decrease in:
      Receivables                                                      781         491       1,723
      Inventories                                                      818        (355)     (1,320)
      Other current assets                                               5        (239)         65
      Other assets                                                      94          15          (7)
 Increase (decrease) in:
      Accounts payable                                                (596)        965        (720)
      Accrued expenses                                                (571)       (537)        403
--------------------------------------------------------------------------------------------------
 Net cash provided by (used in) operating activities                  (762)      2,762       2,906
--------------------------------------------------------------------------------------------------

 Cash Flows from Investing Activities:
      Purchase of property and equipment                            (1,021)     (1,773)       (237)
      Proceeds from sale of land                                      --           330        --
      Proceeds from sale of intangible assets                         --          --           663
      Proceeds from sale / disposal of assets                          956        --          --
      Net cash paid in acquisition of Molecular Circuitry, Inc.        (39)       --          --
      Net cash paid in acquisition of AZUR Environmental              --          (234)       --
--------------------------------------------------------------------------------------------------
 Net cash provided by (used in) investing activities                  (104)     (1,677)        426
--------------------------------------------------------------------------------------------------

 Cash Flows from Financing Activities:
      Proceeds from exercise of stock options                          168         685         393
      Proceeds from employee stock purchase plan                        37          62          58
      Proceeds from sale of stock                                    1,464        --          --
      Proceeds from  issuance of long and short term debt            1,947         948       6,356
      Debt issuance costs                                             --          --           (41)
      Preferred dividends                                             --           (20)       --
      Repayments on financing obligations                           (3,031)     (1,669)    (11,301)
--------------------------------------------------------------------------------------------------
 Net cash provided by (used in) financing activities                   585           6      (4,535)
--------------------------------------------------------------------------------------------------

 Net increase (decrease) in Cash and Cash Equivalents                 (281)      1,091      (1,203)

 Cash and Cash Equivalents, Beginning of Year                        2,379       1,288       2,491
--------------------------------------------------------------------------------------------------

 Cash and Cash Equivalents, End of Year                           $  2,098    $  2,379    $  1,288
--------------------------------------------------------------------------------------------------

 Supplemental Cash Flow Disclosure:

      Cash paid for taxes                                                3         230         122

      Cash paid for interest                                            89         165         409
--------------------------------------------------------------------------------------------------

 Non-cash investing and financing activity:

      Common stock issued for the purchase of
      Molecular Circuitry Inc.                                    $  2,502    $   --      $   --

      Series C Preferred Stock issued (subsequently converted
      to common stock) for the acquisition of AZUR Environmental      --         2,989        --

      Common stock issued for the purchase of Envirol products        --          --            43
--------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these statements

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2002
                 (in thousands, except share and per share data)

1. BACKGROUND:

Business

Strategic Diagnostics Inc. and its subsidiaries (the "Company") develops, manufactures and markets immunoassay and bioluminescence-based test kits for rapid and cost-effective detection of a wide variety of substances in the food safety and water quality markets through its Test Kit segment. Through its Antibody segment (Strategic BioSolutions), the Company provides antibody and immunoreagent research, development and production services.

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


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CERTAIN BALANCE SHEET
   INFORMATION:

Accounts Receivable

As of December 31, 2002, 2001 and 2000, the allowance for doubtful accounts was $294, $215 and $130, respectively. If receivables become uncollectable, the Company's policy is to charge these write-offs against the allowance. The Company continually reviews the realizability of its receivables and charges current period earnings for the amount deemed unrealizable. Unbilled accounts receivable result from recognizing certain revenues under the percentage of completion method, whereby the customer is not billed until the product is shipped. At December 31, net accounts receivable consisted of the following:

                                           2002               2001
------------------------------------- ------------------ --------------

Accounts receivable                   $      3,305       $      4,341
Unbilled accounts receivable                   651                396
------------------------------------- ------------------ --------------
                                      $      3,956       $      4,737
------------------------------------ ------------------ ---------------

A summary of the activity in the allowance for doubtful accounts for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                                                2002          2001             2000
-------------------------------------------------------------------------------------------------------
Balance, January 1                                           $     215      $      130      $      214
-------------------------------------------------------------------------------------------------------
Additions - charged to costs and expenses                          196              71               -
Additions - reserves acquired in business combinations              40              23               -
Deductions - reductions to reserve and expense                      -                -             (42)
Deductions - written off as uncollectable                         (157)             (9)            (42)
-------------------------------------------------------------------------------------------------------

Balance, December 31                                         $     294      $      215      $      130
-------------------------------------------------------------------------------------------------------


Inventories

The Company's inventories, which consist primarily of test kit components, bulk serum and antibody products are valued at the lower of cost or market. Cost is determined using the first in, first out method. At December 31, inventories consisted of the following:

                                             2002            2001
-------------------------------------- --------------- -------------
Raw materials                            $    2,969     $    3,030
Work in progress                                911          1,398
Finished goods                                2,941          3,211
-------------------------------------- --------------- -------------
Net inventories                          $    6,821     $    7,639
-------------------------------------- --------------- -------------

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives (generally three to five years) of the assets. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life.

Impairment of Long-Lived Assets

The Company adopted the provisions of FASB Statement No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Had the amortization provisions of Statement 142 been in effect for all periods presented, the Company's adjusted net income for the twelve month periods ended December 31, 2001 and 2000 would have been $1,266 or $.07 per diluted share and $1,691 or $.10 per diluted share, compared to the $1,126 or $.06 per diluted share and $1,548 or $.09 per diluted share as reported, respectively.

Upon adoption, the Company was also required to reassess the useful lives and residual values of all intangible assets with a definite life acquired in purchase business combinations prior to June 30, 2001. No adjustments were made to the useful lives and residual values as a result of this reassessment.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal Of Long-Lived Assets," long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value.

Revenue Recognition

Product related revenues are composed of the sale of immunoassay-based test kits and the sale of certain antibodies and immunochemical reagents. For 2002, 2001 and 2000 these sales represented 78%, 90% and 87% of total Company revenues, respectively. The sale of immunoassay-based test kits and certain antibodies and immunochemical reagents are recognized upon the shipment of the product and transfer of title or when related services are provided.

Sales of certain antibodies and immunochemical reagents are recognized under the percentage of completion method and are recorded based on the percentage of costs or time incurred through the reporting date versus the estimate for the complete contract or project. For 2002, 2001 and 2000 these sales represented 20%, 7% and 9% of total Company revenues, respectively.

Contract revenues are recognized upon the completion of contractual milestones. For 2002, 2001 and 2000 these sales represented 2%, 3% and 4% of total Company revenues, respectively.

Stock-Based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. Under the Company's employee share option plans, the Company grants employee and outside directors stock options at an exercise price equal to the fair market value at the date of grant. No compensation expense is recorded with respect to such stock option grants. Compensation expense with respect to stock awards granted to all others is measured based upon the fair value of such awards and is charged to expense over the vesting period. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.




                                                                           Twelve Months Ended
                                                                               December 31,
                                                                        2002       2001        2000
                                                                    --------    -------   ---------

Net income (loss), as reported                                      $   (912)   $ 1,126   $   1,548

     Add: Stock-based employee compensation expense
     included in reported net income, net of related tax effects           1         10           5

     Deduct:  Total stock-based employee compensation expense
     determined under fair value based method for all awards,
     net of related tax-effects                                         (406)      (426)       (600)
                                                                    --------    -------   ---------

Pro forma net income (loss)                                         $ (1,317)   $   710   $     953
                                                                    ========    =======   =========

Earnings (loss) per share:

Basic--as reported                                                  $  (0.05)   $  0.07   $    0.09
                                                                    ========    =======   =========

Basic--pro forma                                                    $  (0.07)   $  0.04   $    0.06
                                                                    ========    =======   =========

Diluted--as reported                                                $  (0.05)   $  0.06   $    0.09
                                                                    ========    =======   =========

Diluted--pro forma                                                  $  (0.07)   $  0.04   $    0.05
                                                                    ========    =======   =========


Research and Development

Research and development costs are charged to expense as incurred. From time to time the Company makes acquisitions, which may include in-process research and development, which is expensed when acquired.

Accounting for Income Taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such changes are enacted.

Basic and Diluted Income (Loss) per Share

Basic earnings (loss) per share (EPS) is computed by dividing net income or loss available for common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS, except that the dilutive effect of converting or exercising all potentially dilutive securities is also included in the denominator. The Company's calculation of diluted EPS includes the dilutive effect of converting preferred stock and exercising stock options and warrants into common shares. Basic loss per share excludes potentially dilutive securities.

Listed below are the basic and diluted share calculations for the years ended December 31, 2002, 2001 and 2000.


                                                                Twelve Months Ended
                                                                    December 31,
                                                         2002         2001            2000
                                                    -------------  -------------   ------------
Average common shares outstanding                      18,418,660     17,007,868     16,584,579

Shares used in computing basic net income
(loss) per share                                       18,418,660     17,007,868     16,584,579
                                                    =============  =============   ============

Series C preferred stock                                        -         67,308              -

Stock options                                                   -        565,979        821,544

Warrants                                                        -          1,040         59,577
                                                    -------------  -------------   ------------
Shares used in computing diluted net income
(loss) per share                                       18,418,660     17,642,195     17,465,700
                                                    =============  =============   ============

During the fourth quarter of 2001, 700,000 shares of the Company's Series C preferred stock were automatically converted by their terms into 700,000 shares of the Company's common stock. In 2002, the effect of approximately 547,000 equivalent shares related to stock options and warrants were excluded from the diluted shares calculation, because they were anti-dilutive.

Foreign Currency Translation

The functional currency for the Company's United Kingdom branch operation is the British pound. In accordance with SFAS No. 52, "Foreign Currency Translation," assets and liabilities related to this foreign operation are translated at the current exchange rates at the end of each period. The resulting translation adjustments are accumulated as a separate component of shareholders' equity. Revenues and expenses are translated at average exchange rates in effect during the period with foreign currency transaction gains and losses, if any, included in results of operations.

Comprehensive Income

Comprehensive income (loss) is comprised of net income (loss) and currency translation adjustments and is presented in the consolidated statements of changes in stockholders' equity.

Use of Estimates

The preparation of the consolidated financial statements requires the management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. These estimates include those made in connection with assessing the valuation of accounts receivable, inventories and deferred tax assets. Actual results could differ from those estimates.

Statements of Cash Flows

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

New Accounting Pronouncements

In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS No. 146 is not expected to have a material impact on the financial position or results of operations of the Company in the foreseeable future.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of FASB Statement No.
123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

3. MERGERS AND ACQUISITIONS:

On July 8, 2002, the Company purchased certain assets of Molecular Circuitry, Inc. ("MCI"). The purchased assets consist primarily of various proprietary media technology that will be used in combination with the Company's new diagnostic tests for food-borne pathogens including Salmonella and E. coli. The assets purchased also include the sales and marketing rights to the ruminant feed test product line that the Company and MCI had been jointly developing in collaboration with McDonald's Corporation.

In consideration for these and other related assets, the Company issued to MCI 600,000 unregistered shares of the Company's common stock with a value of $4.17 per share or $2,502 in the aggregate, computed by averaging the closing price of the Company's common stock for the period beginning on the two business days before the acquisition and ending two business days after the acquisition. In addition the Company will also pay MCI a continuing royalty for ten years on sales of specified products and/or components of products, which will be charged to operations if and when incurred.

The assets of MCI were valued by AUS Consultants Valuation Services of New Jersey (AUS). AUS determined the value of the assets purchased to be $261 in laboratory equipment (tangible assets) and approximately $2,280 for the intellectual and property rights to the MCI developed Express Media, Chromagenic Media and Ruminant Feed Test product lines (intangible assets).

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

On September 28, 2001 the Company acquired AZUR Environmental (AZUR), a privately held manufacturer of proprietary rapid test systems, including the Microtox(R) toxicity test system, which measures toxicity in drinking and process water, formerly located in Carlsbad, California. Under the terms of the merger agreement, the Company issued 700,000 shares of Series C preferred stock, with a fair market value of approximately $3,000 in the aggregate, as determined by an independent valuation firm, Fleet M&A Advisors. Each preferred share was convertible into common shares at any time at the option of the holder, and automatically when the closing price of the Company's common stock was $6.00 or more for a period of twenty consecutive trading days. The closing price of the Company's common stock was $6.00 or more for each of the twenty trading days from October 8, 2001 through and including November 2, 2001. As a result, on November 2, 2001, the 700,000 Series C preferred shares were automatically converted to 700,000 shares of the Company's common stock. The Series C preferred shares also had a liquidation value of $6.00 per share and carried a cumulative cash dividend of $.30 per share through the date of automatic conversion.

In valuing the Series C preferred stock, Fleet M&A Advisors assumed that as convertible securities, they represented both a nonconvertible fixed income security and a call option on the common stock of the Company. Accordingly, the Series C preferred stock was valued as straight preferred stock with an embedded option on the stock of the Company. Fleet M&A Advisors performed an analysis of comparable publicly traded securities to determine the straight preferred stock value taking into account the fixed charge and liquidation coverage ratios for the Company and for companies issuing comparable publicly traded straight preferred stock. The embedded option was valued using the Black-Scholes options pricing model. The combined values resulted in a valuation of $4.27 per share, or approximately $3,000 in the aggregate for the Series C preferred stock.

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

Supplemental Disclosure of Cash Flow Information:

The purchase price of AZUR Environmental and Molecular Circuitry was allocated as follows (in thousands):



AZUR Environmental                                  Molecular Circuitry, Inc.
----------------------------------------------      ----------------------------------------

Cash                                  $   212       Fixed Assets                    $   261
Other Assets                            1,378       Intangible Assets                 2,280
Fixed Assets                              300       ----------------------------------------
Deferred Tax Asset                      1,100
                                                    Total fair value                $ 2,541
Goodwill                                  922       ----------------------------------------
Liabilities                              (477)
----------------------------------------------      Cash Paid-Expenses                 $ 39

Total fair value                      $ 3,435
----------------------------------------------      Common Stock Issued             $ 2,502

Cash Paid                               $ 446

Series C Preferred Stock Issued       $ 2,989









4. PROPERTY AND EQUIPMENT:

As of December 31, property and equipment consisted of the following:

                                                           2002         2001
-------------------------------------------------------------------------------

Equipment                                               $   3,363    $   3,578
Building improvements                                       2,879        1,740
Construction in progress                                       --          544
Furniture and fixtures                                        134          166
Land                                                          360          456
Leasehold improvements                                        794          637
-------------------------------------------------------------------------------
Total property and equipment                            $   7,530        7,121

Less - accumulated depreciation and amortization           (3,517)      (3,049)
-------------------------------------------------------------------------------
Net property and equipment                              $   4,013    $   4,072
-------------------------------------------------------------------------------


Depreciation expense was $790, $671 and $604 in 2002, 2001 and 2000, respectively.

5. INTANGIBLE ASSETS:

                                                   2002          2001        Lives
------------------------------------------------------------ --------------------------
Goodwill                                       $     5,168   $    4,997          N/A
Other                                                2,730          450        5 - 20
Less - accumulated amortization                       (832)        (731)
------------------------------------------------------------ --------------------------
Net intangible assets                          $     7,066   $    4,716
------------------------------------------------------------ --------------------------

Amortization of these intangible assets was $101, $256 and $299 in 2002, 2001 and 2000, respectively.

6. ACCRUED EXPENSES:

As of December 31, accrued expenses consisted of the following:

                                                       2002      2001
-----------------------------------------------------------------------
Royalties                                            $   113   $   405
Accrued compensation                                      96       452
Accrued other                                            248       269
Accrued purchases                                        208       110
-----------------------------------------------------------------------
                                                     $   665   $ 1,236
-----------------------------------------------------------------------


7. LONG-TERM DEBT:

On May 5, 2000, the Company entered into a financing agreement with a commercial bank. This agreement provides for a $4,000 term loan, all of which had been paid on or before December 31, 2002, and for up to a $5,000 revolving line of credit, none of which was outstanding and approximately $2,200 of which was available at December 31, 2002, based on eligible assets.

The revolving line of credit bears a variable interest rate of between 1.75% and 2.75% over LIBOR depending upon the ratio of the Company's funded debt to EBITDA, and is subject to a borrowing base determined by the Company's eligible accounts receivable. The Company's annual effective rate of interest on this line of credit, taking into account the variable interest rate and LIBOR, was approximately 4.13% at December 31, 2002.

On December 13, 2001 the Company entered into an agreement with a commercial bank to finance the construction of new facilities at its Windham, Maine location. This agreement provides for up to $1,500 in financing, $1,400 of which was outstanding at December 31, 2002, and is repayable over seven years, with principal payments beginning on October 1, 2002. The loan bears a variable interest rate of between 2% and 3% over LIBOR depending upon the ratio of the Company's funded debt to EBITDA. Payments are due monthly, with equal amortization of principal payments plus interest. The Company's annual effective rate of interest on this loan at December 31, 2002, was approximately 4.38%.

Under the terms of the above financing, the Company is required to meet certain quarterly financial covenants. The Company was in breach of certain of the these financial covenants for all four quarters during 2002, and has received a waiver and suspension of these loan covenants for all four quarters of 2002. The loan covenants have been modified to a minimum quick ratio of 2.25 and a minimum tangible net worth ratio of $22,500 for the first three quarters of 2003. Beginning with the fourth quarter of 2003, the original provisions of the loan agreement regarding financial covenants will be operative, namely a ratio of EBITDA to current maturities of debt plus interest and cash paid for taxes and a ratio of funded debt to EBITDA. The Company expects that it will be able to meet all of its financial covenants with respect to this indebtedness.

As of December 31, 2002, the outstanding balance on all of the Company's commercial bank debt was approximately $1,400. This indebtedness is secured by substantially all of the Company's assets.

The following table is a schedule of the principal payments required under the Company's long-term indebtedness:

2003                                                         $       211
2004                                                                 211
2005                                                                 211
2006                                                                 211
2007                                                                 211
2008 and beyond                                                      368
--------------------------------------------------------------------------
                                                                   1,423
Less - current portion of long-term debt obligations                (211)
--------------------------------------------------------------------------

Long-term debt                                               $     1,212
--------------------------------------------------------------------------

Interest expense was $73, $146 and $499 in 2002, 2001 and 2000 respectively.

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

Certain additional options have been granted outside the plans. These options generally follow the provisions of the 2000 Plan. Information with respect to the stock options granted under the plans and options granted separately from the plans is summarized as follows:



                                                                                      Aggregate
                                                   Number            Price Range       Proceeds
------------------------------------------------------------------------------------------------
Balance, December 31, 1999                        1,712,715        $0.19 -  $4.69        $3,611
------------------------------------------------------------------------------------------------
Granted                                             278,000        $2.50 -  $7.63        $1,899
Cancelled                                          (115,500)       $2.31 -  $4.69         ($236)
Exercised                                          (176,575)       $0.19 -  $3.25         ($393)
------------------------------------------------------------------------------------------------
Balance, December 31, 2000                        1,698,640        $0.19 -  $7.63        $4,881
------------------------------------------------------------------------------------------------
Granted                                             463,750        $3.46 -  $6.60        $2,116
Conversion of stock options acquired                 51,033       $20.13 - $80.52        $1,107
Cancelled                                          (138,750)       $4.69 -  $6.94         ($956)
Exercised                                          (375,823)       $0.19 -  $3.96         ($685)
------------------------------------------------------------------------------------------------
Balance, December 31, 2001                        1,698,850        $0.19 - $80.52        $6,463
------------------------------------------------------------------------------------------------
Granted                                             401,000        $3.15 -  $4.26        $1,422
Cancelled                                           (81,949)       $3.46 - $80.52       ($1,236)
Exercised                                           (76,220)       $0.64 -  $4.00         ($168)
------------------------------------------------------------------------------------------------
Balance, December 31, 2002                        1,941,681        $0.19 -  $7.63        $6,481
------------------------------------------------------------------------------------------------




As of December 31, 2002, options covering 1,154,494 shares were exercisable with an aggregate exercise price of $2.78 and 345,198 shares were available for future grant under the plans. For options granted at less than fair market value, the Company recognizes compensation expense, which is amortized over the vesting period of the options.



                                           Options Outstanding                     Options Exercisable
                             ------------------------------------------------  ---------------------------
                                                   Weighted Average
                               Options       -------------------------------                  Wtd. Average
         Range of            Outstanding        Remaining         Exercise       Options        Exercise
     Exercise Prices          At 12/31/02     Contractual Life      Price      Exercisable       Price
--------------------------  ---------------  -----------------   -----------  ---------------  ----------
      $0.19  -      $0.64           58,319      1.4  Years           $ 0.41           58,319      $ 0.41
      $1.88  -      $2.63          732,362      4.0  Years           $ 2.17          724,862      $ 2.16
      $2.88  -      $4.69          899,750      8.3  Years           $ 3.55          264,438      $ 3.33
      $5.17  -      $7.63          251,250      6.8  Years           $ 6.68          106,875      $ 6.88
--------------------------  ---------------                                   ---------------
      $0.19  -      $7.63        1,941,681      6.3  Years           $ 3.34        1,154,494      $ 2.78
==========================  ===============  =================   ===========  ===============  ==========


The weighted average fair value at the date of grant for options granted during 2002, 2001 and 2000 is estimated at $2.33, $3.47 and $5.65 per share, respectively, using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes model are as follows: dividend yield of 0%, expected volatility of 95% in 2002, 101% in 2001 and 98% in 2000, risk-free interest rate of 3.03% in 2002, 4.34% in 2001 and 5.75% in 2000, and an expected option life of 5 years in 2002, 2001 and in 2000.

9.  SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION:

The Company has two reportable segments. The Test Kit segment develops, manufactures and markets immunoassay-based test kits for rapid, cost-effective detection of a wide variety of different analytes in two primary market categories: food safety and water quality.

The Antibody Segment, Strategic BioSolutions (SBS), provides fully integrated polyclonal and monoclonal antibody development and large scale manufacturing services to pharmaceutical and medical diagnostic companies.

         Geographic:

                    Net Revenues              2002        2001        2000
                    -------------------- ------------ ----------- ----------
                    United States            $17,217     $22,260     $21,582
                    Rest of the World          6,564       7,111       4,292
                    -------------------- ------------ ----------- ----------
                    Total                    $23,871     $29,371     $25,874
                    -------------------- ------------ ----------- ----------

There were no individual countries outside of the United States that represented more than 10% of the total revenues of the Company. There are no significant long-lived assets located outside the United States.

Information about Major Customers:

In 2001, Aventis Cropscience USA L.P. accounted for 15% of the Company's revenues. In the years 2002 and 2000, no single customer accounted for 10% or more of the Company's revenues.

Reportable Segments:

For reporting purposes a "pro-rata" share of common costs is allocated to the antibody segment by the test kit segment. Segment profit is based on income before income taxes.

Due to organizational changes made in early 2003, including combining manufacturing, sales and other functions of the two segments into one, the Company will not be reporting segment information in the future, as the Chief Operating Decision Maker will not have access to nor request such financial information.

Segment Information:                          Test Kit    Antibody     Total

2002     Revenues                            $ 13,581    $ 10,200    $ 23,781
         Segment profit                        (2,617)        807      (1,810)
         Segment assets                        20,405      12,761      33,166
         Depreciation and amortization            507         384         891
         Capital expenditures                     165         856       1,021

2001     Revenues                            $ 18,788    $ 10,583    $ 29,371
         Segment profit                         1,614          44       1,658
         Segment assets                        19,779      12,355      32,134
         Depreciation and amortization            395         532         927
         Capital expenditures                     385       1,388       1,773

2000     Revenues                            $ 15,224    $ 10,650    $ 25,874
         Segment profit                         1,176       1,014       2,190
         Segment assets                        15,195      11,360      26,555
         Depreciation and amortization            362         541         903
         Capital expenditures                     237           -         237



10. COMMITMENTS AND CONTINGENCIES:

The Company leases its office and manufacturing facilities and other equipment under operating leases. Rent expense for the years ended December 31, 2002, 2001 and 2000, was $823, $824 and $807, respectively. Future commitments under these non-cancellable leases at December 31 are as follows:

             2003                                $    554
             2004                                     375
             2005                                     384
             2006                                     358
             2007                                     368
             2008 and beyond                          127
             ------------------------------ -------------
                                                 $  2,166
             ------------------------------ -------------

The Company's subsidiary, AZUR Environmental Limited, is the original lessee for two real property leases located in the United Kingdom. In 2001, the landlord of the two properties gave AZUR Environmental Limited its consent to allow AZUR to assign the lease and its related obligations to a third party. As inducement to the landlord to grant the assignment, AZUR was required to guarantee performance under the original lease terms if the third party fails to perform. Both lease terms expire in November 2016 and provide for annual principal rent payments of approximately $300 in the aggregate. The Company believes that based on its assessment of the current financial strength of the third party, no liability is required to be recorded with regard to the guarantee or lease obligation, and no amounts have been included in the non-cancellable lease table above.

The Company is subject to various claims arising in the ordinary course of business. Although the ultimate outcome of these matters is presently not determinable, management, after consultation with legal counsel, does not believe that the outcome of these matters will have a material adverse effect on the Company's financial position or results of operations.

11. RETIREMENT SAVINGS PLAN:

The Company maintains a retirement savings plan qualified under Section 401(k) of the Internal Revenue Code. The plan allows for eligible employees to contribute a portion of their gross wages to the plan. The Company matches employees' contributions on a 50% basis up to 6% of gross wages. In 2002, 2001 and 2000, the Company recognized expense of $168, $155 and $142 respectively, associated with this plan.

12. INCOME TAXES:

The income tax expense (benefit) consists of the following:

                                          2002        2001        2000
    ----------------------------------------------------------------------
     Federal          current         $        -    $      34   $       12
                      deferred              (720)         452          644
    ----------------------------------------------------------------------
                                                          486          656
    ----------------------------------------------------------------------
     State            current                   -          53           36
                      deferred              (178)         (27)         (50)
    ----------------------------------------------------------------------
                                                           26          (14)
    ----------------------------------------------------------------------
    Total                             $     (898)   $     512   $      642
    ======================================================================



The following table summarizes the significant differences between the U.S. Federal statutory rate and the Company's effective tax rate for financial statement purposes:

                                                2002          2001       2000
----------------------------------------------------- ------------------------
Statutory tax rate                           (34.0%)         34.0%      34.0%
State taxes, net of U.S. Federal benefit      (6.5%)          3.5%       5.0%
Utilization of state NOL not
   previously recorded                            -          (2.6%)        -
Utilization of foreign NOL not
   previously recorded                        (3.2%)         (2.6%)        -
Changes in net valuation reserve                  -             -      (11.2%)
Research and development credits              (6.0%)         (3.6%)        -
Other, net                                     0.1%           2.2%       1.5%
----------------------------------------------------- ------------------------
Total                                        (49.6%)         30.9%      29.3%
===================================================== ========================

Significant components of the Company's deferred tax assets as of December 31 are as follows:

                                              2002        2001        2000
-----------------------------------------------------------------------------
 Net operating loss carryforwards          $   9,418     $  8,640    $  5,008
 Credit carryforwards                            317          217         129
 Amortization and depreciation                 1,815        1,970       1,938
 Non-deductible reserves                          80         100          176
 Inventory costs not currently deductible        274          148         254
-----------------------------------------------------------------------------
 Total deferred tax assets                    11,904       11,075       7,505
 Valuation allowance                          (3,231)      (3,339)       (972)
-----------------------------------------------------------------------------
 Net deferred tax assets                   $   8,673     $  7,736    $  6,533
=============================================================================

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon historical taxable income and projections for future taxable income over the periods in which the deferred tax items are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2002. At December 31, 2002, management has concluded that a full valuation allowance is necessary for deferred tax assets in certain state jurisdictions and the entire balance of foreign deferred tax assets.

In the third quarter of 2001, the Company acquired AZUR Environmental and subsidiary ("AZUR"). At the date of acquisition, the Company recorded a deferred tax asset for AZUR of approximately $1,100 which is net of federal net operating loss carry-forwards and credits in excess of the amount limited by federal tax regulations and net of a valuation allowance against state and foreign deferred tax assets. (The gross deferred tax asset was approximately $3,800, with a valuation allowance of approximately $2,700.) At December 31, 2002, a valuation allowance remains for the remaining state and foreign deferred tax assets.

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

As of December 31, 2002, the Company had federal net operating loss carryforwards, including those acquired, of approximately $17,762, which begin to expire as follows:

                   2007                                 $ 1,242
                   2008                                   2,565
                   2009                                   5,369
                   2010                                   3,037
                   Thereafter                             5,549
                   --------------------------------------------

                   Total                                $17,762
                   --------------------------------------------

Of the total net operating loss carryforward, $15,090 is limited as to utilization in any one period by federal tax regulations since a cumulative change in ownership of more than 50% has occurred within a three year period with respect to those net operating loss carryforwards.

13. SEVERANCE ACCRUAL:

In June 2001, the Company recorded $253 in expense for severance costs in connection with the announced consolidation and expansion of its Antibody segment. For the year ended December 31, 2002, the Company recorded an additional $64 all of which is included in selling, general and administrative expense in the accompanying statements of operations. The severance costs relate to 44 employees in the Company's San Diego, California facility, all of whom left the Company on or before July 31, 2002, as production was transferred to the Company's Maine facility. As of December 31, 2002, all severance payments had been made and no amounts remained in the accrual account.

14. OTHER INCOME:

In March 2002, the Company sold most of the remaining assets of its antibody production facility near San Diego, California. The Company received proceeds of approximately $600 for the sale of the property, which included a $300 cash payment and a one-year note from the purchaser for the remaining $300. The note carried an interest rate of 5% annually, and was payable in three monthly installments of interest only payments, with the balance being paid over an additional nine months of principal and interest payments. The note was repaid in full in August 2002. The Company recorded a gain on sale of $131, which represents the amount the Company received above the carrying value of the assets sold.

In March 2002, the Company reached an agreement with its insurance carrier in settlement of costs related to a building fire on its Maine property. The Company has received proceeds of $359. The Company recorded a gain on disposal of $243, which represents the amount the Company received above its investment in the assets destroyed.

15. QUARTERLY FINANCIAL DATA (unaudited):




                                                                Three Months Ended
-----------------------------------------------------------------------------------------------------
                                          March 31         June 30        September 30    December 31
-----------------------------------------------------------------------------------------------------
                                                      (In thousands except per share data)
2002
Revenues                                  $ 5,744          $ 5,576          $ 6,119         $ 6,342
Gross profit (1)                            2,456            2,553            3,214           2,701
Net income (loss)                            (373)            (547)             121            (113)
Basic earnings (loss) per share             (0.02)           (0.03)            0.01           (0.01)
Diluted earnings (loss) per share           (0.02)           (0.03)            0.01           (0.01)

2001
Revenues                                  $ 7,074          $ 7,201          $ 8,475         $ 6,621
Gross profit (1)                            3,568            3,741            4,599           2,077
Net income (loss)                             478              515              896            (743)
Basic earnings (loss) per share              0.03             0.03             0.05           (0.04)
Diluted earnings (loss) per share            0.03             0.03             0.05           (0.04)

(1)  Gross profit is product revenues less manufacturing expenses.

                                 CERTIFICATION


I, Richard C. Birkmeyer, certify that:

1. I have reviewed this annual report on Form 10-K of Strategic Diagnostics Inc. (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    March 28, 2003             By:  /s/  Richard C. Birkmeyer
                                         --------------------------
                                         Richard C. Birkmeyer
                                         President and Chief Executive Officer

                                 CERTIFICATION


I, Stanley J. Musial, certify that:

1. I have reviewed this annual report on Form 10-K of Strategic Diagnostics Inc. (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    March 28, 2003            By:   /s/  Stanley J. Musial
                                         -----------------------------------
                                         Stanley J. Musial
                                         Vice President - Finance and
                                         Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         STRATEGIC DIAGNOSTICS INC.

Date:             March 28, 2003         /s/  Richard C. Birkmeyer
                                         -----------------------------------
                                         Richard C. Birkmeyer
                                         President, Chief Executive Officer
                                         (Principal Executive Officer) and Director

Date:             March 28, 2003         /s/  Stanley J. Musial
                                         --------------------------------------------
                                         Stanley J. Musial
                                         Vice President - Finance and Chief Financial Officer
                                         (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:             March 28, 2003                     /s/  Morton Collins
                                                     ----------------------------------------
                                                     Morton Collins
                                                     Director

Date:             March 28, 2003                     /s/  Richard J. Defieux
                                                     ----------------------------------------
                                                     Richard J. Defieux
                                                     Director

Date:             March 28, 2003                     /s/  Kathleen E. Lamb
                                                     ----------------------------------------
                                                     Kathleen E. Lamb
                                                     Director

Date:             March 28, 2003                     /s/  Herbert Lotman
                                                     ----------------------------------------
                                                     Herbert Lotman
                                                     Director

Date:             March 28, 2003                     /s/  Timothy S. Ramey
                                                     ----------------------------------------
                                                     Timothy S. Ramey
                                                     Director

Date:             March 28, 2003                     /s/  Stephen L. Waechter
                                                     ----------------------------------------
                                                     Stephen L. Waechter
                                                     Director

Date:             March 28, 2003                     /s/  Grover C. Wrenn
                                                     ----------------------------------------
                                                     Grover C. Wrenn
                                                     Director
