Form 10-Q
period 2003-03-31
STRATEGIC DIAGNOSTICS INC/DE/
filed 2003-05-15
CIK 911649

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               -------------------
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Transition Period From ______ to __________



                        Commission File Number 000-22400



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


         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes __X__    No ____

         Indicate by check mark whether the Registrant is an accelerated filer
(as defined in Rule 12b-2of the Act).   Yes ____    No __X__

         As of March 31, 2003 there were 18,938,832 outstanding shares of the Registrant's common stock, par value $.01 per share.

                           STRATEGIC DIAGNOSTICS INC.

                                      INDEX

Item                                                                                       Page
----                                                                                       ----

PART I  FINANCIAL INFORMATION

      ITEM 1.  Financial Statements (Unaudited)

             Consolidated Balance Sheets - March 31, 2003 and December 31, 2002                2

             Consolidated Statements of Operations - Three months ended
                      March 31, 2003 and 2002                                                  3

             Consolidated Statement of Stockholders' Equity and
                      Comprehensive Income - Three months ended
                      March 31, 2003                                                           4

             Consolidated Statements of Cash Flows - Three months ended
                      March 31, 2003 and 2002                                                  5

             Notes to Consolidated Interim Financial Statements                                6

      ITEM 2.        Management's Discussion and Analysis of Financial Condition
                     and Results    of Operations                                             11

      ITEM 3.        Quantitative and Qualitative Disclosures About Market Risk               16

      ITEM 4.        Controls and Procedures                                                  17

PART II OTHER INFORMATION                                                                     19

       ITEM 6. Exhibits and Reports on Form 8-K                                               18

SIGNATURES                                                                                    19


Item 1. Financial Statements
                                     PART I

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                                        March 31,   December 31,
------------------------------------------------------------------------------------------------
                                                                          2003          2002
------------------------------------------------------------------------------------------------
 ASSETS
------------------------------------------------------------------------------------------------
 Current Assets:
      Cash and cash equivalents                                       $  2,268      $  2,098
      Receivables, net                                                   4,507         3,956
      Inventories                                                        6,708         6,821
      Deferred tax asset                                                   832         1,009
      Other current assets                                                 967           499
------------------------------------------------------------------------------------------------
         Total current assets                                           15,282        14,383
------------------------------------------------------------------------------------------------

 Property and equipment, net                                             3,862         4,013
 Other assets                                                               26            40
 Deferred tax asset                                                      7,664         7,664
 Intangible assets, net                                                  7,024         7,066
------------------------------------------------------------------------------------------------
         Total assets                                                 $ 33,858      $ 33,166
------------------------------------------------------------------------------------------------
 LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------
 Current Liabilities:
      Accounts payable                                                $    740      $  1,024
      Accrued expenses                                                   1,102           665
      Current portion of long term debt                                    472           211
------------------------------------------------------------------------------------------------
         Total current liabilities                                       2,314         1,900
------------------------------------------------------------------------------------------------
 Long-term debt                                                          1,159         1,212
------------------------------------------------------------------------------------------------
 Stockholders' Equity
      Preferred stock, $.01 par value, 20,920,648 shares authorized,
         no shares issued or outstanding                                  --            --
      Common stock, $.01 par value, 35,000,000 shares authorized,
         18,938,832 and 18,937,330 issued and outstanding
         at March 31, 2003 and December 31, 2002, respectively             190           190
      Additional paid-in capital                                        35,317        35,312
      Accumulated deficit                                               (5,073)       (5,408)
      Cumulative translation adjustments                                   (49)          (40)
------------------------------------------------------------------------------------------------
         Total stockholders' equity                                     30,385        30,054
------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                   $ 33,858      $ 33,166
------------------------------------------------------------------------------------------------

     The accompanying notes are an integral part of these statements.

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                                      Three Months
                                                                     Ended March 31,
-----------------------------------------------------------------------------------------
                                                                    2003          2002
-----------------------------------------------------------------------------------------
 NET REVENUES:
-----------------------------------------------------------------------------------------
       Product related                                           $ 6,365         $ 5,567
       Contract and other                                            115             177
-----------------------------------------------------------------------------------------
                Total net revenues                                 6,480           5,744
-----------------------------------------------------------------------------------------
 OPERATING EXPENSES:
       Manufacturing                                               2,853           3,111
       Research and development                                      716             756
       Selling, general and administrative                         2,387           2,823
-----------------------------------------------------------------------------------------
                Total operating expenses                           5,956           6,690
-----------------------------------------------------------------------------------------

                Operating income (loss)                              524            (946)

 Interest expense, net                                               (12)            (16)

 Gain on sale of assets                                                -             374
-----------------------------------------------------------------------------------------

 Income (loss) before taxes                                          512            (588)

                Income tax expense (benefit)                         177            (215)

-----------------------------------------------------------------------------------------
 Net income (loss)                                                   335            (373)
-----------------------------------------------------------------------------------------

 Basic net income (loss) per share                                $ 0.02         $ (0.02)
=========================================================================================

 Shares used in computing basic net income
       net income (loss) per share                            18,939,000      17,860,000
=========================================================================================

 Diluted net income (loss) per share                              $ 0.02         $ (0.02)
=========================================================================================

 Shares used in computing diluted net income
       net income (loss) per share                            19,495,000      17,860,000
=========================================================================================

        The accompanying notes are an integral part of these statements.

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                 (in thousands)
                                   (unaudited)



                                                   Additional                     Cumulative
                                         Common     Paid-In      Accumulated     Translation
                                         Stock      Capital        Deficit       Adjustments       Total
-------------------------------------------------------------------------------------------------------------
Balance,
December 31, 2002                           $ 190     35,312             (5,408)          (40)      $ 30,054

Employee stock purchase plan                    -          5                  -             -              5

Currency translation adjustment                 -          -                  -            (9)            (9)
Net income                                      -          -                335             -            335
                                                                                              ---------------
Total comprehensive income                                                                               326
                                                                                              ---------------

-------------------------------------------------------------------------------------------------------------
Balance,
March 31, 2003                              $ 190     35,317             (5,073)          (49)      $ 30,385
=============================================================================================================

               STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                                (unaudited)

                                                                            Three Months
                                                                            Ended March 31,
-----------------------------------------------------------------------------------------------
                                                                        2003              2002
-----------------------------------------------------------------------------------------------

 Cash Flows from Operating Activities:
 Net income (loss)                                                   $   335           $  (373)
      Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
         Depreciation and amortization                                   214               217
         Deferred income tax provision                                   177              (215)
         Gain on sale/disposal of assets                                   -              (374)
 (Increase) decrease in:
      Receivables                                                       (551)              495
      Inventories                                                        113               167
      Other current assets                                              (468)             (201)
      Other assets                                                        14                90
 Increase (decrease) in:
      Accounts payable                                                  (284)             (311)
      Accrued expenses                                                   437              (630)
-----------------------------------------------------------------------------------------------
 Net cash used in operating activities                                   (13)           (1,135)

 Cash Flows from Investing Activities:
      Purchase of property and equipment                                 (21)             (377)
-----------------------------------------------------------------------------------------------
 Net cash used in investing activities                                   (21)             (377)

 Cash Flows from Financing Activities:
      Proceeds from exercise of incentive stock options                    -                37
      Proceeds from employee stock purchase plan                           5                17
      Proceeds from  issuance of long and short term debt                328               554
      Proceeds from  sale/disposal of assets                               -               573
      Repayments on financing obligations                               (120)             (700)
-----------------------------------------------------------------------------------------------
 Net cash provided by financing activities                               213               481

 Effect of exchange rate changes on cash                                  (9)                -

 Net increase (decrease) in Cash and Cash Equivalents                    170            (1,031)

 Cash and Cash Equivalents, Beginning of Period                        2,098             2,379
-----------------------------------------------------------------------------------------------

 Cash and Cash Equivalents, End of Period                            $ 2,268           $ 1,348
===============================================================================================

 Supplemental Cash Flow Disclosure:

      Cash paid for taxes                                                  4                 3

      Cash paid for interest                                              17                26
===============================================================================================

 Non-cash investing and financing activity:

        Note receivable in connection with the sale of assets              -               300
===============================================================================================

     The accompanying notes are an integral part of these statements

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)
                                   (unaudited)

1. BACKGROUND:

Business

Strategic Diagnostics Inc. and its subsidiaries (the "Company") develop, manufacture and market immunoassay and bioluminescence-based test kits for rapid and cost-effective detection of a wide variety of substances in the food safety and water quality markets and provides antibody and immunoreagent research, development and production services.

Basis of Presentation and Interim Financial Statements

The accompanying unaudited consolidated interim financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding financial reporting. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. In the opinion of management, the accompanying financial statements include all adjustments (all of which are of a normal recurring nature) necessary for a fair presentation of the results of operation.

Revenue Recognition

Product related revenues are composed of the sale of immunoassay-based test kits and the sale of certain antibodies and immunochemical reagents. The sale of immunoassay-based test kits and certain antibodies and immunochemical reagents are recognized upon the shipment of the product and transfer of title or when related services are provided. For the three months ended March 31, 2003 and 2002 these sales represented 77% and 86% of total Company revenues, respectively.

Sales of certain antibodies and immunochemical reagents are recognized under the percentage of completion method and are recorded based on the percentage of costs or time incurred through the reporting date versus the estimate for the complete contract or project. For the three months ended March 31, 2003 and 2002 these sales represented 21% and 11% of total Company revenues, respectively.

Contract revenues are recognized upon the completion of contractual milestones. For the three months ended March 31, 2003 and 2002 these sales represented 2% and 3% of total Company revenues, respectively.

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

In the three months ended March 31, 2002, the effect of approximately 832,000 equivalent shares of stock options and warrants were excluded from the diluted shares calculation, because they were anti-dilutive.


                                                    Three Months Ended
                                                         March 31,
                                                  2003               2002
                                           -----------------  -----------------
Average common shares outstanding                 18,938,832         17,859,979

Shares used in computing basic
net income (loss) per share                       18,938,832         17,859,979
                                           =================  =================
Series A preferred stock                                   -                  -

Stock options                                        554,823                  -

Warrants                                               1,040                  -
                                           -----------------  -----------------
Shares used in computing diluted
net income (loss) per share                       19,494,695         17,859,979
                                           =================  =================

3. STOCK-BASED COMPENSATION

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


                                                                                 Three Months Ended
                                                                                       March 31,
                                                                                  2003          2002
                                                                                --------      -------

     Net income (loss), as reported                                             $    335      $  (373)

          Add: Stock-based employee compensation expense
          included in reported net income, net of related tax effects                  1            1

          Deduct: Total stock-based employee compensation
          expense determined under fair value based method for all
          awards, net of related tax effects                                        (140)        (128)
                                                                                --------      -------
     Pro forma net income (loss)                                                $    196      $  (500)
                                                                                ========      =======
     Earnings (loss) per share:

     Basic--as reported                                                         $   0.02      $ (0.02)
                                                                                ========      =======
     Basic--pro forma                                                           $   0.01      $ (0.02)
                                                                                ========      =======
     Diluted--as reported                                                       $   0.02      $ (0.02)
                                                                                ========      =======
     Diluted--pro forma                                                         $   0.01      $ (0.03)
                                                                                ========      =======




4. INVENTORIES:

The Company's inventories, which consist primarily of test kit components, bulk serum and antibody products, are valued at the lower of cost or market. Cost is determined using the first in, first out method. At March 31, 2003 and December 31, 2002, inventories consisted of the following:

                                      March 31, 2003         December 31, 2002
                                      --------------         -----------------

      Raw Materials                    $  3,344                $   2,969
      Work in progress                      787                      911
      Finished goods                      2,577                    2,941
      ------------------------------------------------------------------------
                                       $  6,708                $   6,821
      ========================================================================


5. INTANGIBLE ASSETS:

                                      March 31, 2003         December 31, 2002
                                      --------------         -----------------

      Goodwill                         $  5,168                $   5,168
      Other                               2,730                    2,730
      Less - accumulated amortization      (874)                    (832)
      -------------------------------------------------------------------------
      Net intangible assets            $  7,024                $   7,066
      =========================================================================



6. DEBT:

On May 5, 2000, the Company entered into a financing agreement with a commercial bank. This agreement provides for a $4,000 term loan, all of which had been paid on or before December 31, 2002, and for up to a $5,000 revolving line of credit, none of which was outstanding and approximately $2,696 of which was available at March 31, 2003, based on eligible assets.

The revolving line of credit bears a variable interest rate of between 1.75% and 2.75% over LIBOR depending upon the ratio of the Company's funded debt to EBITDA, and is subject to a borrowing base determined by the Company's eligible accounts receivable. The Company's annual effective rate of interest on this line of credit, taking into account the variable interest rate and LIBOR, was approximately 4.09% at March 31, 2003.

On December 13, 2001 the Company entered into an agreement with a commercial bank to finance the construction of new facilities at its Windham, Maine location. This agreement provides for up to $1,500 in financing, $1,370 of which was outstanding at March 31, 2003, and is repayable over seven years, with principal payments having begun on October 1, 2002. The loan bears a variable interest rate of between 2% and 3% over LIBOR depending upon the ratio of the Company's funded debt to EBITDA. Payments are due monthly, with equal amortization of principal payments plus interest. The Company's annual effective rate of interest on this loan at March 31, 2003 was approximately 4.34%.

Under the terms of the above financing, the Company is required to meet certain quarterly financial covenants. The Company was in breach of certain of the these financial covenants for all four quarters during 2002, and has received a waiver and suspension of these loan covenants for all four quarters of 2002. The loan covenants have been modified to a minimum quick ratio of 2.25 and a minimum tangible net worth ratio of $22,500 for the first three quarters of 2003. Beginning with the fourth quarter of 2003, the original provisions of the loan agreement regarding financial covenants will be operative, namely a ratio of EBITDA to current maturities of debt plus interest and cash paid for taxes and a ratio of funded debt to EBITDA. The Company was in compliance with the minimum quick ratio and minimum tangible net worth requirements at March 31, 2003 and expects to be in compliance with the various financial covenants throughout 2003.

As of March 31, 2003, the outstanding balance on all of the Company's commercial bank debt was approximately $1,370. This indebtedness is secured by substantially all of the Company's assets.

In March 2003, the Company entered into an agreement to finance its 2003 insurance premiums with a commercial lender. The agreement provides for $329 in insurance premium financing, of which approximately $261 was outstanding at March 31, 2003. Payments are due in nine equal monthly payments ending November 1, 2003. This insurance premium loan bears a fixed annual interest rate of 5.82%.

7. GAIN ON SALE AND DISPOSAL OF ASSETS:

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

8. ACQUISITIONS:

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements reflecting the current expectations of Strategic Diagnostics Inc. and its subsidiaries (the "Company"). These forward-looking statements include, without limitation, statements regarding the ability of the Company to compete within the industry, the ability of the Company to achieve economies of scale and otherwise control production costs, the adoption by prospective customers of the Company's various testing products, the outcome of independent third party evaluations of the Company's testing products, the Company's ability to meet loan covenants in the future and the Company's ability to obtain necessary capital. In addition, when used in this Form 10-Q, the words "anticipate", "enable", "estimate", "intend", "expect", "believe", "potential", "may", "will", "should", "project" and similar expressions as they relate to the Company are intended to identify said forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, which may cause actual results to differ from those anticipated at this time. Such risks and uncertainties include, without limitation, changes in demand for products, delays in product development, delays in market acceptance of new products, retention of customers, attraction and retention of management and key employees, adequate supply of raw materials, the successful integration and consolidation of the Maine production facilities, inability to obtain or delays in obtaining third party approvals, including American Organization of Analytical Chemists Research Institute ("AOAC"), or required government approvals, the ability to meet increased market demand, competition, protection of intellectual property, non-infringement of intellectual property, seasonality, the ability to obtain financing and other factors more fully described in the Company's public filings with the U.S. Securities and Exchange Commission.

Background

The Company develops, manufactures and markets immunoassay and bioluminescence-based test kits for rapid and cost-effective detection of a wide variety of substances in the food safety and water quality markets, and also provides antibody and immunoreagent research, development and production services.

Since its inception, the Company and its predecessors have, in addition to conducting internal research and development of new products, entered into research and development agreements with multiple partners that have led to the introduction of various products to the food safety, water quality and other markets. The Company believes that its competitive position has been enhanced through the combination of talent, technology and resources resulting from the relationships it developed and the acquisitions it concluded during the past five years. These relationships and acquisitions have enabled the Company to achieve meaningful economies of scale for the unique products it offers through the utilization of its consolidated facilities in Newark, Delaware, for the manufacture of test kits and antibodies, its facility located in Oceanside, California, for the manufacture of instruments, and its facility located in Windham, Maine for the manufacture of antibodies.

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

With the 1999 acquisitions of HTI BioProducts, Inc. and certain assets of Atlantic Antibodies, the Company formed Strategic BioSolutions (SBS), which has since become one of the largest producers of antibodies in the United States. The mission of Strategic BioSolutions is to supply monoclonal and polyclonal antibodies, immunochemical reagents and related services to medical diagnostic and pharmaceutical companies, as well as research institutions.

Results of Operations

Three Months Ended March 31, 2003 vs. March 31, 2002

Net revenues for the first quarter of 2003 were $6.5 million versus $5.7 million in the first quarter of 2002, an increase of $800,000 or 14%.

Food safety revenues in the first quarter of 2003 increased 21%, to $1.7 million from $1.4 million in the first quarter of 2002, as the Company saw an increased demand for both food pathogen and GMO tests. In the first quarter of 2002, the Company saw an increased number of customers in the beef processing industry convert to the Company's E. coli 0157 pathogen test from competitive lateral flow E. coli tests, and more than ten of these customers converted all or a significant portion or all of their E. coli testing to the Company's RapidChek(R) lateral flow test.

Also in the first quarter of 2003, the Company released its Salmonella test, which received AOAC Research Institute approval in March 2003. Several of the Company's E. coli customers, as well as other potential new customers, have initiated evaluation of the Salmonella test.

On February 27, 2003 the Company announced the release of its screening test for the detection of meat and bone meal (MBM) in animal feed, which is linked to the transmission of BSE, commonly known as mad cow disease. This test, known as FeedChek(TM), was designed in a lateral flow format to be both sensitive and easy to use. This test does not require weighing or boiling of samples. By eliminating these steps, the FeedChek(TM) test is fast, easy to use and does not require additional test equipment. This method for testing animal feed has been designed with multiple tests per strip to address the various analytical requirements throughout the world. The Company's product has been shown to detect as little as 0.1% bovine MBM in feed.

The Company believes its leadership position in GMO testing continues to grow. The Company believes that acceptance of GMO technology continues to grow both in the U.S. and abroad, and thus, the demand for the Company's testing products is increasing as well. Sales of grain, non-StarLink(TM) GMO tests increased during the quarter over the first quarter of 2002 by 65%.

Water quality product sales increased $100,000 or 6%, to $1.7 million in the first quarter of 2003, primarily due to increasing sales of the Microtox(R) toxicity screening systems, which was somewhat offset by a decrease in sales of the Company's pollutant and pesticide tests for the remediation market, due to continued weak general economic conditions and harsh weather experienced during the first quarter.

The Company continues to work with drinking water utilities as they assess their vulnerability to chemical contamination. At this time, more than 25% of the major water utilities have adopted Microtox(R) to screen their water. In addition, the Company is participating in the EPA's Environmental Technology Verification (ETV) program to formally evaluate Microtox(R) for drinking water protection. The ETV program, which will be run by the Advanced Monitoring Systems Center managed by the Battelle Memorial Institute in Columbus, Ohio in partnership with the Environmental Protection Agency, is designed to verify the Microtox(R) system's performance at detection of potential toxic threats to drinking water, including chemicals, nerve agents and biologics.

The Company is also collaborating with the U.S. Navy to further evaluate and develop the capabilities of the Deltatox(R) system for toxin detection. This work will be done at the Naval Surface Warfare Center in Florida.

Antibody revenues in the first quarter 2003 increased 17% to $3.0 million from $2.5 million in the first quarter 2002. This increase reflects the results of several new or expanded relationships established in 2002 as customers and prospects had the opportunity to validate manufacturing and quality procedures at the Company's expanded manufacturing facilities in Maine. The Company's project to develop a point-of-treatment diagnostic test for Bayer's new product Repinotan(TM) is continuing with Bayer's Phase III clinical trials expected to be completed during 2003-2004.

Contract and other revenues decreased slightly to $115,000 in the first quarter of 2003, when compared to the $177,000 recorded in the first quarter of 2002.

Gross profits (total revenues less manufacturing costs) increased $1.0 million, or 38%, to $3.6 million in the first quarter of 2003 compared to $2.6 million in the prior year quarter, and gross margins increased to 56.0% in 2003 from 45.8% in 2002. The increase in gross profits was primarily driven by the $800,000 increase in product sales for the quarter and lower manufacturing expenses. First quarter manufacturing expenses decreased $200,000 to $2.9 million in 2003 compared to $3.1 million in 2002. The decrease for the quarter was primarily driven by benefits realized from the consolidation of the California antibody production facility into the Maine location, which was completed in 2002, and by the Company's initiatives taken in the fourth quarter 2002 and early in the first quarter 2003 to leverage its manufacturing capacity and improve production yields. One such effort was the elimination of separate test kit and antibody business units, resulting in a single manufacturing organization.

Research and development expenses decreased slightly to $716,000 in the first quarter of 2003 compared to $756,000 in the prior year first quarter. Selling, general and administrative expenses decreased to $2.4 million in the first quarter of 2003 from $2.8 million in the prior year first quarter, primarily due to the Company's efforts to streamline its operations, including creating a single sales and marketing organization, which had previously been organized in three distinct teams, and the effect of the consolidation of its antibody facilities in Maine, which was completed in 2002.

Interest expense decreased slightly to $12,000 in the first quarter of 2003 from $16,000 in the first quarter of 2002. This decrease is primarily attributable to the lower levels of outstanding debt during the 2003 period.

Income before taxes totaled $512,000 in the first quarter 2003 compared to a loss before taxes of $588,000 in the first quarter 2002. Net income totaled $335,000 in the first quarter 2003 compared to a net loss of $373,000 in the first quarter 2002.

Liquidity and Capital Resources

Net cash used in operating activities of $13,000 for the first quarter 2003 compared favorably to net cash used in operating activities of $1.1 million in the prior year first quarter. The improvement was primarily the result of the turnaround from a pretax loss in the first quarter 2002 of $588,000 to a pretax income of $512,000 in the first quarter in 2003.

The Company's working capital, current assets less current liabilities, increased to $13 million at March 31, 2003, compared to $12.5 million at December 31, 2002. Outstanding debt increased $207,000 from $1.4 million at December 31, 2002 to $1.6 million on March 31, 2003, primarily due the Company entering into an agreement to finance its 2003 insurance premiums with a commercial lender.

On May 5, 2000, the Company entered into a financing agreement with a commercial bank. This agreement provides for a $4 million term loan, all of which had been paid on or before December 31, 2002, and for up to a $5 million revolving line of credit, none of which was outstanding and approximately $2.2 million of which was available at December 31, 2002. On December 13, 2001 the Company entered into an agreement with a commercial bank to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $1.5 million in financing, of which approximately $1.4 million was outstanding at December 31, 2002, and is repayable over seven years, with principal payments beginning on October 1, 2002. Under the terms of the financings, the Company is required to meet certain quarterly financial covenants. The Company was in breach of certain of these financial covenants for all four quarters during 2002, and has received a waiver and suspension of these loan covenants for all four quarters of 2002. Also, the loan covenants have been modified to a quick ratio and tangible net worth ratio for the first three quarters of 2003. Beginning with the fourth quarter of 2003, the original provisions of the loan agreement regarding financial covenants will be operative, namely a ratio of EBITDA to current maturities of debt plus interest and cash paid for taxes and a ratio of funded debt to EBITDA. At March 31, 2003, the Company met the quick ratio and tangible net worth ratio with respect to this indebtedness and expects to be in compliance with the various financial covenants throughout 2003.

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

                           PART II - OTHER INFORMATION



Item 6.       Exhibits and Reports on Form 8-K

(a)      Exhibits

         99.1 - Certification of Richard C. Birkmeyer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 - Certification by Stanley J. Musial pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

         On January 27, 2003, the Company filed a report on Form 8-K pursuant to
         Item 7 and Item 9 announcing the completion of independent evaluations of its E. coli test and launch of its Salmonella test.

         On February 27, 2003, the Company filed a report on Form 8-K pursuant to Item 7 and Item 9 announcing fourth quarter 2002 and year-end 2002 results.

         On March 24, 2003, the Company filed a report on Form 8-K pursuant to
         Item 7 and Item 9 announcing the third party approval of its Salmonella test.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            STRATEGIC DIAGNOSTICS INC.

Date:  May 15, 2003         Richard C. Birkmeyer
                            -----------------------------------
                            Richard C. Birkmeyer
                            President, Chief Executive Officer
                            (Principal Executive Officer) and Director

Date:  May 15, 2003         Stanley J. Musial
                            --------------------------------------------
                            Stanley J. Musial
                            Vice President - Finance and Chief Financial Officer
                            (Principal Financial and Accounting Officer)

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

Richard C. Birkmeyer
--------------------------
Richard C. Birkmeyer
President and CEO

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

Stanley J. Musial
--------------------------
Stanley J. Musial
Chief Financial Officer