Form 10-Q
period 2003-06-30
STRATEGIC DIAGNOSTICS INC/DE/
filed 2003-08-14
CIK 911649

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------
                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 2003

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Transition Period From _______to _______

                        Commission File Number 000-22400

                           STRATEGIC DIAGNOSTICS INC.
             (Exact name of Registrant as specified in its charter)

                                   ----------

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

                                   ----------

               Former Name, Former Address and Former Fiscal Year,
                       if Changed Since Last Report: None

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2of the Act). Yes [ ] No [X]

         As of June 30, 2003 there were 18,944,772 outstanding shares of the Registrant's common stock, par value $.01 per share.

                           STRATEGIC DIAGNOSTICS INC.

                                      INDEX

Item                                                                                     Page
----                                                                                     ----
PART I  FINANCIAL INFORMATION

      ITEM 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets - June 30, 2003 and December 31, 2002                 2

         Consolidated Statements of Operations - Three months and six months
               ended June 30, 2003 and 2002                                                3

         Consolidated Statement of Stockholders' Equity and Comprehensive
               Income - Six months ended June 30, 2003                                     4

         Consolidated Statements of Cash Flows - Six months ended June 30, 2003
               and 2002                                                                    5

         Notes to Consolidated Interim Financial Statements                                6

      ITEM 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                       12

      ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk                  18

      ITEM 4.  Controls and Procedures                                                     18

PART II OTHER INFORMATION

      ITEM 5.  Submission of Matters to a Vote of Security Holders                         20

      ITEM 6.  Exhibits and Reports on Form 8-K                                            20

SIGNATURES                                                                                 22

Item 1. Financial Statements

                                     PART I

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                                             June 30,      December 31,
                                                                               2003            2002
                                                                           ------------    ------------
ASSETS
Current Assets:
   Cash and cash equivalents                                               $      3,337    $      2,098
   Receivables, net                                                               4,617           3,956
   Inventories                                                                    6,651           6,821
   Deferred tax asset                                                               884           1,009
   Other current assets                                                             824             499
                                                                           ------------    ------------
      Total current assets                                                       16,313          14,383
                                                                           ------------    ------------
Property and equipment, net                                                       3,778           4,013
Other assets                                                                         17              40
Deferred tax asset                                                                7,514           7,664
Intangible assets, net                                                            6,984           7,066
                                                                           ------------    ------------
      Total assets                                                         $     34,606    $     33,166
                                                                           ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                         $        945    $      1,024
  Accrued expenses                                                                1,520             665
  Current portion of long term debt                                                 395             211
                                                                           ------------    ------------
      Total current liabilities                                                   2,860           1,900
                                                                           ------------    ------------
Long-term debt                                                                    1,089           1,212
                                                                           ------------    ------------
Stockholders' Equity
  Preferred stock, $.01 par value, 20,920,648 shares authorized,
   no shares issued or outstanding                                                    -               -
  Common stock, $.01 par value, 35,000,000 shares authorized, 18,944,772 and 18,937,330 issued and outstanding at June 30, 2003 and
   December 31, 2002, respectively                                                  190             190
  Additional paid-in capital                                                     35,324          35,312
  Accumulated deficit                                                            (4,862)         (5,408)
  Cumulative translation adjustments                                                  5             (40)
                                                                           ------------    ------------
      Total stockholders' equity                                                 30,657          30,054
                                                                           ------------    ------------
      Total liabilities and stockholders' equity                            $    34,606    $     33,166
                                                                           ============    ============

        The accompanying notes are an integral part of these statements.

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                         Three Months                  Six Months
                                                        Ended June 30,                Ended June 30,
                                                  -------------------------   -------------------------
                                                     2003          2002          2003          2002
                                                  -----------   -----------   -----------   -----------
 NET REVENUES:
   Product related                                $     6,417   $     5,471   $    12,782   $    11,038
   Contract and other                                       -           105           115           282
                                                  -----------   -----------   -----------   -----------
      Total net revenues                                6,417         5,576        12,897        11,320
                                                  -----------   -----------   -----------   -----------
 OPERATING EXPENSES:
   Manufacturing                                        2,864         2,918         5,717         6,029
   Research and development                               618           888         1,334         1,644
   Selling, general and administrative                  2,615         2,681         5,002         5,504
                                                  -----------   -----------   -----------   -----------
      Total operating expenses                          6,097         6,487        12,053        13,177
                                                  -----------   -----------   -----------   -----------

      Operating income (loss)                             320          (911)          844        (1,857)

Interest expense, net                                     (11)          (17)          (23)          (33)

Gain on sale of assets                                      -             -             -           374
                                                  -----------   -----------   -----------   -----------

Income (loss) before taxes                                309          (928)          821        (1,516)
                                                  -----------   -----------   -----------   -----------

      Income tax expense (benefit)                         98          (381)          275          (596)
                                                  -----------   -----------   -----------   -----------

 Net income (loss)                                        211          (547)          546          (920)
                                                  -----------   -----------   -----------   -----------

 Basic net income (loss) per share                $      0.01   $     (0.03)  $      0.03   $     (0.05)
                                                  ===========   ===========   ===========   ===========

 Shares used in computing basic net
   income (loss) per share                         18,942,000    17,870,000    18,941,000    17,869,000
                                                  ===========   ===========   ===========   ===========

 Diluted net income (loss) per share              $      0.01   $     (0.03)  $      0.03   $     (0.05)
                                                  ===========   ===========   ===========   ===========

 Shares used in computing diluted
   net income (loss) per share                     19,591,000    17,870,000    19,542,000    17,869,000
                                                  ===========   ===========   ===========   ===========

        The accompanying notes are an integral part of these statements.

                  STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                 (in thousands)
                                   (unaudited)

                                                                 Additional                 Cumulative
                                                    Common        Paid-In     Accumulated   Translation
                                                     Stock        Capital       Deficit     Adjustments      Total
                                                  -----------   -----------   -----------   -----------    ---------
Balance, December 31, 2002                        $       190   $    35,312   $    (5,408)  $       (40)   $  30,054

Employee stock purchase plan                                -            10             -             -           10

Exercises of stock options                                  -             2             -             -            2

Currency translation adjustment                             -             -             -            45           45
Net income                                                  -             -           546             -          546
                                                                                                           ---------
Total comprehensive income                                                                                       591
                                                  -----------   -----------   -----------   -----------    ---------
Balance, June 30, 2003                            $       190   $    35,324   $    (4,862)  $         5    $  30,657
                                                  -----------   -----------   -----------   -----------    ---------

        The accompanying notes are an integral part of these statements.

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                  Six Months
                                                                Ended June 30,
                                                             --------------------
                                                               2003        2002
                                                             --------    --------
Cash Flows from Operating Activities:
Net income (loss)                                            $    546    $   (920)
    Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
      Depreciation and amortization                               415         454
      Deferred income tax provision                               275        (596)
      Gain on sale/disposal of assets                               -        (374)
(Increase) decrease in:
    Receivables                                                  (661)        405
    Inventories                                                   170         447
    Other current assets                                         (325)       (293)
    Other assets                                                   23         119
Increase (decrease) in:
     Accounts payable                                             (79)       (481)
     Accrued expenses                                             855        (569)
                                                             --------    --------
Net cash used in operating activities                           1,219      (1,808)
Cash Flows from Investing Activities:
    Purchase of property and equipment                            (98)       (781)
                                                             --------    --------
Net cash used in investing activities                             (98)       (781)

Cash Flows from Financing Activities:
    Proceeds from exercise of incentive stock options               2         168
    Proceeds from employee stock purchase plan                     10          26
    Proceeds from  issuance of long and short term debt           372       1,947
    Proceeds from  sale/disposal of assets                          -         596
    Repayments on financing obligations                          (311)     (1,135)
                                                             --------    --------
Net cash provided by financing activities                          73       1,602

Effect of exchange rate changes on cash                            45           -

Net increase (decrease) in cash and cash equivalents            1,239        (987)

Cash and cash equivalents, beginning of period                  2,098       2,379
                                                             --------    --------
Cash and cash equivalents, end of period                     $  3,337    $  1,392
                                                             ========    ========
Supplemental Cash Flow Disclosure:

    Cash paid for taxes                                             4           3

    Cash paid for interest                                         34          49
                                                             ========    ========
Non-cash investing and financing activity:

    Note receivable in connection with the sale of assets           -         300
                                                             ========    ========

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

Revenue Recognition

Product related revenues are composed of the sale of immunoassay-based test kits and the sale of certain antibodies and immunochemical reagents. Revenue from sales of immunoassay-based test kits and certain antibodies and immunochemical reagents are recognized upon the shipment of the product and transfer of title or when related services are provided. For the six months ended June 30, 2003 and 2002, revenues from these sales represented 77% and 84% of total Company revenues, respectively.

Revenues from sales of certain antibodies and immunochemical reagents are recognized under the percentage of completion method and are recorded based on the percentage of costs or time incurred through the reporting date versus the estimate for the complete contract or project. For the six months ended June 30, 2003 and 2002, revenues from these sales represented 22% and 14% of total Company revenues, respectively.

Contract revenues are recognized upon the completion of contractual milestones. For the six months ended June 30, 2003 and 2002 these sales represented 1% and 2% of total Company revenues, respectively.

New Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standard No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" and Statement of Financial Accounting Standard No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" and is related to certain derivatives embedded in other contracts and for hedging activities under Statement of Financial Accounting Standard 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and is to be applied prospectively. SFAS No. 149 currently has not had an impact on our financial position, results of operations or cash flows.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how companies classify and measure, in their statement of financial position, certain financial instruments with characteristics of both liabilities and equities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 currently has not had an impact on our financial position, results of operations or cash flows.

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

In the three and six months ended June 30, 2002, the effect of approximately 390,000 and 675,000 equivalent shares, respectively, of stock options and warrants were excluded from the diluted shares calculation, because they were anti-dilutive. Listed below are the basic and diluted share calculations.

                                                      Three Months Ended          Six Months Ended
                                                           June 30,                    June 30,
                                                     2003           2002          2003          2002
                                                   ----------    ----------    ----------    ----------
Average common shares outstanding                  18,942,221    17,870,014    18,940,536    17,868,924

Shares used in computing basic net
  income (loss) per share                          18,942,221    17,870,014    18,940,536    17,868,924
                                                   ==========    ==========    ==========    ==========

Stock options                                         647,592             -       600,147             -

Warrants                                                1,040             -         1,040             -
                                                   ----------    ----------    ----------    ----------

Shares used in computing diluted net
  income (loss per share                           19,590,853    17,870,014    19,541,723    17,868,924
                                                   ==========    ==========    ==========    ==========

         3.       STOCK-BASED COMPENSATION

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. Under the Company's employee share option plans, the Company grants employee and outside directors stock options at an exercise price equal to the fair market value at the date of grant. No compensation expense is recorded with respect to such stock option grants. Compensation expense with respect to stock awards granted to all others is measured based upon the fair value of such awards and is charged to expense over the vesting period. The following table illustrates the effect on net income or loss and earnings or loss per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                           Three Months Ended          Six Months Ended
                                                                June 30,                    June 30,
                                                          2003           2002          2003          2002
                                                        ----------    ----------    ----------    ----------
Net income (loss), as reported                          $      211    $     (547)   $      546    $     (920)
  Add: Stock-based employee compensation expense
    included in reported net income, net of related
    tax effects                                                  -             -             1             1

  Deduct: Total stock-based employee compensation
    expense determined under fair value based method
    for all awards, net of related tax effects                (178)         (128)         (319)         (256)
                                                        ----------    ----------    ----------    ----------

Pro forma net income (loss)                             $       33    $     (675)   $      228    $   (1,175)
                                                        ==========    ==========    ==========    ==========

Earnings (loss) per share:
Basic--as reported                                      $     0.01    $    (0.03)   $     0.03    $    (0.05)
                                                        ==========    ==========    ==========    ==========

Basic--pro forma                                        $        -    $    (0.04)   $     0.01    $    (0.07)
                                                        ==========    ==========    ==========    ==========

Diluted--as reported                                    $     0.01    $    (0.03)   $     0.03    $    (0.05)
                                                        ==========    ==========    ==========    ==========

Diluted--pro forma                                      $        -    $    (0.04)   $     0.01    $    (0.07)
                                                        ==========    ==========    ==========    ==========

         4.       INVENTORIES:

The Company's inventories, which consist primarily of test kit components, bulk serum and antibody products, are valued at the lower of cost or market. Cost is determined using the first in, first out method. At June 30, 2003 and December 31, 2002, inventories consisted of the following:

                                        June 30, 2003   December 31, 2002
                                        -------------   -----------------
     Raw materials                      $       3,213   $           2,969
     Work in progress                             751                 911
     Finished goods                             2,687               2,941
                                        -------------   -----------------
                                        $       6,651   $           6,821
                                        =============   =================

         5.       INTANGIBLE ASSETS:

                                        June 30, 2003   December 31, 2002
                                        -------------   -----------------
     Goodwill                           $       5,168   $           5,168
     Other                                      2,730               2,730
     Less - accumulated amortization             (914)               (832)
                                        -------------   -----------------
     Net intangible assets              $       6,984   $           7,066
                                        =============   =================

         6.       DEBT:

On May 5, 2000, the Company entered into a financing agreement with a commercial bank. This agreement provides for a $4,000 term loan, all of which had been paid on or before December 31, 2002, and for a revolving line of credit with availability of up to $5,000, based on eligible assets, none of which was outstanding and approximately $2,935 of which was available at June 30, 2003.

The revolving line of credit bears a variable interest rate of between 1.75% and 2.75% over LIBOR depending upon the ratio of the Company's funded debt to EBITDA, and is subject to a borrowing base determined by the Company's eligible accounts receivable. The Company's annual effective rate of interest on this line of credit, taking into account the variable interest rate and LIBOR, was approximately 4.07% at June 30, 2003.

On December 13, 2001 the Company entered into an agreement with a commercial bank to finance the construction of new facilities at its Windham, Maine location. This agreement provides for up to $1,500 in financing, $1,299 of which was outstanding at June 30, 2003, and is repayable over seven years, with principal payments having begun on October 1, 2002. The loan bears a variable interest rate of between 2.0% and 3.0% over LIBOR depending upon the ratio of the Company's funded debt to EBITDA. Payments are due monthly, with equal amortization of principal payments plus interest. The Company's annual effective rate of interest on this loan at June 30, 2003 was approximately 4.32%.

Under the terms of the above financing, the Company is required to meet certain quarterly financial covenants. The Company was in breach of certain of the these financial covenants for all four quarters during 2002, and has received a waiver and suspension of these loan covenants for all four quarters of 2002. The loan covenants were modified to a minimum quick ratio (cash and cash equivalents plus accounts receivable divided by total current liabilities) of 2.25 and a minimum tangible net worth ratio (total stockholders's equity less intangible assets) of $22,500 for the first three quarters of 2003. Beginning with the fourth quarter of 2003, the original provisions of the loan agreement regarding financial covenants will be operative, namely a ratio of EBITDA to current maturities of debt plus interest and cash paid for taxes and a ratio of funded debt to EBITDA. The Company was in compliance with the minimum quick ratio and minimum tangible net worth requirements at June 30, 2003 and expects to be in compliance with the relevant financial covenants at the applicable measurement dates throughout 2003.

As of June 30, 2003, the outstanding balance on all of the Company's commercial bank debt was approximately $1,299. This indebtedness is secured by substantially all of the Company's assets.

In March 2003, the Company entered into an agreement to finance its 2003 insurance premiums with a commercial lender. The agreement provides for $329 in insurance premium financing, of which approximately $185 was outstanding at June 30, 2003. Payments are due in nine equal monthly payments ending November 1, 2003. This insurance premium loan bears a fixed annual interest rate of 5.82%.

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

On July 8, 2002, the Company purchased certain assets of Molecular Circuitry, Inc. (MCI). The purchased assets consist primarily of various proprietary growth media technology that are used in combination with the Company's diagnostic tests for food-borne pathogens, including Salmonella and E. coli. The assets purchased also include the sales and marketing rights to the ruminant feed test product line that the Company and MCI had been jointly developing in collaboration with McDonald's Corporation. In consideration for these and other related assets, the Company issued to MCI 600,000 unregistered shares of the Company's common stock with a value of $4.17 per share, or approximately $2.5 million in the aggregate. The per share price was computed by averaging the closing price of the Company's common stock on the Nasdaq National Market for the period beginning two business days before the acquisition and ending two business days after the acquisition, plus an additional $40,000 in transaction-related costs. In addition, the Company will pay MCI a continuing royalty for 10 years on sales of specified products and/or components of products, which royalty will be charged to operations if and when incurred.

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

Results of Operations

Three Months Ended June 30, 2003 vs. June 30, 2002

Net revenues for the second quarter of 2003 were $6.4 million versus $5.6 million in the second quarter of 2002, an increase of $841,000 or 13%.

Food safety revenues in the second quarter of 2003 increased 4%, to $1.3 million from $1.2 million in the second quarter of 2002. Food pathogen test sales, lead by E. Coli, grew significantly during the quarter, both as a result of existing customers expanding their orders and new customers adopting the technology. Salmonella product evaluations are ongoing and early indications are that the Company's product has been able to demonstrate value where on-site rapid time-to-results are critical. The Company is continuing its efforts to bring automation for the high-end of its target market. To this end, the Company and Bayer HealthCare, LLC have signed an agreement for the Company to distribute a version of a Bayer instrument that will be modified to read the Company's immunoassay test strips. Overall, the Company expects pathogen product sales to increase in the second half of the year and beyond.

Sales of the Company's products to detect genetically modified (GM) traits declined in the second quarter 2003 compared to the second quarter 2002, due to the continued reduction in StarLink(TM) sales. Comparing the second quarter 2003 to the first quarter 2003, the rate of decline in Starlink(TM) sales has slowed to the mid single digits, and it is expected these sales will continue to decline at a similar rate for the balance of 2003. Sales of grain, non-Starlink(TM) tests continue to grow. The Company has seen the introduction of new commercial products by its partners, including traits to protect corn crops from the corn rootworm, a pest more prevalent than the European corn bore and herbicide resistant corn. The Company has developed, validated and begun to sell tests to detect these traits. While the Company expects small volumes in the first year, it anticipates sales will grow as these products gain acceptance in 2004 and thereafter. The USDA Grain Inspection Packers and Stockyards Administration (GIPSA) recently certified the performance claims of the Company's TraitChek(TM) lateral flow strip tests for the detection of Cry1F Herculex(TM) I and Cry3Bb YieldGard(R) Rootworm, and the Company continues to maintain its leadership position with the most comprehensive set of on-site rapid immunoassay-based analytical methods.

Also in June 2003, the European Union adopted new labeling regulations that may result in additional demand for the testing of grain produced in the U.S. for export. These new regulations are expected to motivate food manufacturers to re-evaluate corporate policies with regard to GM traits in food and feed, and may require additional testing to verify the presence or absence of GM traits.

In May 2003, the first case of "mad cow" disease was identified in North America. As a result, policy concerning mad cow disease is in a rapid state of change. Regulatory and commercial policy evaluations have been started to establish best practices for the prevention of contamination of the beef supply. While these conditions are likely to result in demand for testing, virtually all of the Company's sales activities are currently centered on supporting policy evaluations in North America. Separately, the Company is also concentrating its efforts to bring its FeedCheck(TM) products to the European market. The Company is actively promoting the features and benefits of its technology to the feed and food industries there and the Company is encouraged by the industry's willingness to evaluate its technology and products.

Water quality revenues increased 17% to $2.1 million in the second quarter 2003 compared to $1.8 million in the second quarter 2002. The Company continues to work with drinking water utilities as they assess their vulnerability to chemical contamination. The Company's participation in the EPA's Environmental Technology Verification (ETV) program to formally evaluate Microtox(R) for drinking water protection, and the Company's collaboration with the U.S. Navy to further evaluate and develop the capabilities of the Deltatox(R) system for toxin detection, are ongoing with results expected in the fourth quarter of 2003.

The development of the Microtox(R) system for use in the food and beverage industry remains an exciting opportunity, but is currently in the early stages of product evaluation. A key validation among four important food companies has been initiated and the Company expects these to be completed by the early fourth quarter of 2003. Predicting the incremental impact of these evaluations on the second half 2003 results, if any, is very difficult, but the food industry appears to be interested in the Company's technology for screening the quality of water used in their production processes.

Antibody revenues increased 24% to $3.0 million in the second quarter of 2003 compared to $2.4 million in the second quarter 2002. This increase continues to reflect the benefits of the consolidation of the production facilities completed in 2002, which has attracted additional business. The Company expects antibody revenue for the second half of 2003 to remain at the pace experienced in the first half of 2003.

The Company did not record any contract and other revenues in the second quarter 2003 compared to $105,000 in the second quarter 2002, as the Company continued to place greater emphasis on devoting research and development resources on internal projects.

Gross profits (total revenues less manufacturing costs) increased $895,000, or 34%, to $3.6 million in the second quarter of 2003 compared to $2.7 million in the same quarter of 2002, and gross margin percentages increased to 55% in the second quarter 2003 as compared to 48% for the same quarter in 2002. The increase in gross profits was primarily driven by the increase in product sales for the quarter and six months and lower manufacturing expenses.

Manufacturing expenses decreased $54,000, or 2%, to $2.9 million for the second quarter of 2003 compared to the second quarter of 2002. The decrease was primarily driven by benefits realized from the consolidation of the California antibody production facility into the Maine location, which was completed in 2002, and by the Company's initiatives taken in the fourth quarter 2002 and early in the first quarter 2003 to leverage its manufacturing capacity and improve production yields.

Research and development expenses decreased $270,000, or 30% to $618,000 in the second quarter of 2003 compared to $888,000 in the second quarter 2002, primarily due to higher expenses in the prior year associated with the development efforts of the Company's food pathogen and animal feed test.

During the second quarter 2003, Bayer AG notified SDI of its termination of the Supply Agreement between Bayer and SDI. Bayer informed the Company that the device, developed by SDI and used by Bayer in its clinical study, as presently designed, does not meet the anticipated commercial requirements, principally due to the short shelf life of the screening test. Efforts to lengthen the shelf life would require modifications to Bayer's product development protocol, which could result in a substantial delay in the preparation of Bayer's New Drug Application. The Company does not expect that this will have a material financial impact on its results of operations for the year.

Selling, general and administrative expenses decreased $66,000, or 2% to $2.6 million for the second quarter of 2003 compared to $2.7 million in the second quarter 2002, primarily due to the actions taken by the Company in late 2002 and early 2003 to streamline its operations and the effect of the consolidation of its antibody facilities in Maine, which was completed in 2002. Included in the selling, general and administrative expenses of $2.6 million for the second quarter

2003 is a $315,000 provision for severance and related expenses associated with the Company's termination of its former CEO in May 2003.

Interest expense decreased 35% to $11,000 in the second quarter of 2003 from $17,000 in the second quarter of 2002. This decrease is primarily attributable to the lower levels of outstanding debt during the 2003 period.

Income before taxes totaled $309,000 in the second quarter 2003 compared to a loss before taxes of $928,000 in the second quarter 2002. Net income totaled $211,000 in the second quarter 2003 compared to a net loss of $547,000 in the second quarter 2002.

Six Months Ended June 30, 2003 vs. June 30, 2002

Net revenues for the six months ended June 30, 2003 were $12.9 million versus $11.3 million in the six months ended June 30, 2002, an increase of $1.6 million or 12%. Food safety revenues in the six months ended June 30, 2003 increased 13%, to $3.0 million from $2.7 million in the six months ended June 30, 2002, as the Company saw stronger demand for both food pathogen and GM trait tests. Water quality revenues increased 12% to $3.8 million in the second quarter 2003 compared to $3.4 million in the second quarter 2002, as the Company saw higher sales of the Microtox toxicity screening systems and the Company's pollutant and pesticide tests. Antibody revenues increased 21% to $6.0 million in the six months ended June 30, 2003 compared to $5.0 million in the second quarter 2002, which reflects the results of several new or expanded relationships established in 2002 as customers and prospects had the opportunity to validate manufacturing and quality procedures at our expanded manufacturing facilities in Maine. Contract and other revenues in the second quarter 2003 decreased to $115,000 in the six months ended June 30, 2003 compared to $282,000 in the second quarter 2002, as the Company continued to place greater emphasis on devoting research and development resources on internal projects.

Gross profits (total revenues less manufacturing costs) increased $1.9 million, or 36%, to $7.2 million in the six months ended June 30, 2003 compared to $5.3 million in the same quarter of 2002, and gross margin percentages increased to 56% for the six months ended June 30, 2003 compared to 47% for the six months ended June 30, 2002. The increase in gross profits was primarily driven by the increase in product sales and lower manufacturing expenses for the six months ended June 30, 2003, when compared to the six months ended June 30, 2002.

Manufacturing expenses decreased $312,000, or 5%, to $5.7 million for the six months ended June 30, 2003 compared to $6.0 million for the six months ended June 30, 2002. The decrease was primarily driven by benefits realized from the consolidation of the California antibody production facility into the Maine location, which was completed in 2002, and by the Company's initiatives taken in the fourth quarter 2002 and early in the first quarter 2003 to leverage its manufacturing capacity and improve production yields.

Research and development expenses decreased $310,000, or 19%, to $1.3 million for the six months ended June 30, 2003 compared to $1.6 million for the six months ended June 30, 2002, primarily due to higher expenses in the prior year associated with the development efforts of the Company's food pathogen and animal feed test.

Selling, general and administrative expenses decreased $502,000, or 9%, to $5.0 million for the six months ended June 30, 2003 compared to $5.5 million for the six months ended June 30, 2002, primarily due to the actions taken by the Company in late 2002 and early 2003 to streamline its operations and the effect of the consolidation of its antibody facilities in Maine, which was completed in 2002. Included in the selling, general and administrative expenses of $5.0 million for the six months ended June 30, 2003 is a $315,000 provision for severance and related expenses associated with the Company's termination of its former CEO in May 2003.

Interest expense decreased 30% to $23,000 in the six months ended June 30, 2003 from $33,000 in the six months ended June 30, 2002. This decrease is primarily attributable to the lower levels of outstanding debt during the 2003 period.

Income before taxes totaled $821,000 for the six months ended June 30, 2003 compared to a loss before taxes of $1.5 million for the six months ended June 30, 2002. Net income totaled $546,000 for the six months ended June 30, 2003 compared to a net loss of $920,000 for the six months ended June 30, 2002.

Liquidity and Capital Resources

Net cash provided by operating activities of $1.2 million for the six months ended June 30, 2003 compared favorably to net cash used in operating activities of $1.8 million in the six months ended June 30, 2002. The improvement was primarily the result of the turnaround from a pretax loss in the six months ended June 30, 2002 of $1.5 million to a pretax income of $821,000 in the first six months of 2003.

The Company's working capital, current assets less current liabilities, increased to $13.5 million at June 30, 2003, compared to $12.5 million at December 31, 2002. Outstanding debt increased $61,000 from $1.4 million at December 31, 2002 to $1.5 million on June 30, 2003, primarily due the Company entering into an agreement to finance its 2003 insurance premiums with a commercial lender, less scheduled repayments under both the premium financing arrangement and the Company's bank term debt.

On May 5, 2000, the Company entered into a financing agreement with a commercial bank. This agreement provides for a $4 million term loan, all of which had been paid on or before December 31, 2002, and for up to a $5 million revolving line of credit, none of which was outstanding and approximately $2.2 million of which was available at December 31, 2002. On December 13, 2001 the Company entered into an agreement with a commercial bank to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $1.5 million in financing, of which approximately $1.3 million was outstanding at June 30, 2003, and is repayable over seven years, with principal payments beginning on October 1, 2002. Under the terms of the financings, the Company is required to meet certain quarterly financial covenants. The Company was in breach of certain of these financial covenants for all four quarters during 2002, and has received a waiver and suspension of these loan covenants for all four quarters of 2002. Also, the loan covenants have been modified to a quick ratio and tangible net worth ratio for the first three quarters of 2003. Beginning with the fourth quarter of 2003, the original provisions of the loan agreement regarding financial covenants will be operative, namely a ratio of EBITDA to current maturities of debt plus interest and cash paid for taxes and a ratio of funded debt to EBITDA. At June 30, 2003, the Company met the quick ratio and tangible net worth ratio with respect to this indebtedness and expects to be in compliance with the various financial covenants throughout 2003.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company has exposure to changing interest rates, and is currently not engaged in hedging activities. Interest on approximately $1.3 million of outstanding indebtedness is at a variable rate of between 2% to 3% over the published London Interbank Offered Rate (LIBOR), based upon the Company's ratio of funded debt to EBITDA, and was 3% over LIBOR on average for the year. At the Company's current level of indebtedness, each 1% change in the variable interest rate will have an effect of $13,000 on the Company's annual interest expense charges.

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

Item 4.  Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

         Our management, with the participation of the our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)      Change in Internal Control over Financial Reporting

         No change in our internal control over financial reporting occurred during the our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 5.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on April 29, 2003. At the meeting, the following Class I Directors were elected for a term of two years:

Directors                  Shares Voted For            Shares Withheld
---------                  ----------------            ---------------
Richard C. Birkmeyer         17,463,532                     68,052

Morton Collins               17,463,698                     67,886

Kathleen E. Lamb             17,463,698                     67,886

Grover C. Wrenn              16,667,531                    864,053

Richard J. Defieux, Herbert Lotman, Timothy S. Ramey and Stephen L. Waechter constitute the Class II directors whose terms continued after the annual meeting. On July 7, 2003, Richard C. Birkmeyer resigned from the Company's Board of Directors.

Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits

         31.1 Certifications of the Chief Executive Officer of Strategic Diagnostics Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

         31.2 Certifications of the Chief Financial Officer of Strategic Diagnostics Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

         32.1 Certifications of the Chief Executive Officer of Strategic Diagnostics Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.) (filed herewith)

         32.2 Certifications of the Chief Financial Officer of Strategic Diagnostics Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.) (filed herewith)

                  (b)      Reports on Form 8-K

                           On April 24, 2003, the Company filed a report on Form 8-K pursuant to Item 7 and Item 9 announcing first quarter 2003 financial results.

                           On May 20, 2003, the Company filed a report on Form 8-K pursuant to Item 7 and Item 9 announcing the termination of Richard C. Birkmeyer as President and Chief Executive Officer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         STRATEGIC DIAGNOSTICS INC.

Date:       August 14, 2003              /s/ Arthur A. Koch, Jr.
            ---------------              ---------------------------------------
                                         Arthur A. Koch, Jr.
                                         President, Chief Executive Officer
                                         (Principal Executive Officer)

Date:       August 14, 2003              /s/ Stanley J. Musial
            ---------------              ---------------------------------------
                                         Stanley J. Musial
                                         Vice President - Finance and Chief
                                         Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)