Form 10-Q
period 2003-09-30
STRATEGIC DIAGNOSTICS INC/DE/
filed 2003-11-14
CIK 911649

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               -------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
               For the Quarterly Period Ended September 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
            For the Transition Period From ___________ to __________


                        Commission File Number 000-22400


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


         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes __X__    No _____

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                            Yes _____    No __X__

         As of September 30, 2003 there were 19,069,344 outstanding shares of the Registrant's common stock, par value $.01 per share.

                                  STRATEGIC DIAGNOSTICS INC.

                                            INDEX

Item                                                                                    Page
----                                                                                    ----
PART I     FINANCIAL INFORMATION

  ITEM 1.       Financial Statements (Unaudited)

           Consolidated Balance Sheets - September 30, 2003 and
                December 31, 2002                                                        2

           Consolidated Statements of Operations - Three months and
                Nine months ended September 30, 2003 and 2002                            3

           Consolidated Statement of Stockholders' Equity and
                Comprehensive Income - Nine months ended
                September 30, 2003                                                       4

           Consolidated Statements of Cash Flows - Nine months ended
                September 30, 2003 and 2002                                              5

           Notes to Consolidated Interim Financial Statements                            6

  ITEM 2.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                               12

  ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk              19

  ITEM 4.       Controls and Procedures                                                 19

PART II    OTHER INFORMATION                                                            19

  ITEM 6.  Exhibits and Reports on Form 8-K                                             20

SIGNATURES                                                                              22

ITEM 1. FINANCIAL STATEMENTS

                                     PART I

                  STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)
                                  (unaudited)

                                                                          September 30,                 December 31,
-------------------------------------------------------------------------------------------------------------------------
                                                                              2003                          2002
-------------------------------------------------------------------------------------------------------------------------
ASSETS
-------------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                $  4,040                       $  2,098
  Receivables, net                                                            4,248                          3,956
  Inventories                                                                 6,649                          6,821
  Deferred tax asset                                                            852                          1,009
  Other current assets                                                          673                            499
-------------------------------------------------------------------------------------------------------------------------
    Total current assets                                                     16,462                         14,383
-------------------------------------------------------------------------------------------------------------------------

Property and equipment, net                                                   3,720                          4,013
Other assets                                                                      8                             40
Deferred tax asset                                                            7,368                          7,664
Intangible assets, net                                                        6,997                          7,066
-------------------------------------------------------------------------------------------------------------------------
    Total assets                                                           $ 34,555                       $ 33,166
=========================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Accounts payable                                                         $    707                       $  1,024
  Accrued expenses                                                            1,545                            665
  Current portion of long term debt                                             257                            211
-------------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                 2,509                          1,900
-------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                1,036                          1,212
-------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity
  Preferred stock, $.01 par value, 20,920,648 shares authorized,
    no shares issued or outstanding                                               -                              -
  Common stock, $.01 par value, 35,000,000 shares authorized,
    19,069,344 and 18,937,330 issued and outstanding
    at September 30, 2003 and December 31, 2002, respectively                   191                            190
  Additional paid-in capital                                                 35,731                         35,312
  Accumulated deficit                                                        (4,598)                        (5,408)
  Deferred compensation                                                        (319)                             -
  Cumulative translation adjustments                                              5                            (40)
-------------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                               31,010                         30,054
-------------------------------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity                             $ 34,555                       $ 33,166
=========================================================================================================================

        The accompanying notes are an integral part of these statements.

                  STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                  (unaudited)


                                              Three Months                 Nine Months
                                            Ended September 30,         Ended September 30,
-----------------------------------------------------------------   --------------------------
                                             2003         2002           2003          2002
=================================================================   ==========================
NET REVENUES
-----------------------------------------------------------------   --------------------------
  Product related                       $     6,614   $     5,821   $    19,196  $     16,959
  Contract and other                              2           198           117           480
-----------------------------------------------------------------   --------------------------
    Total net revenues                        6,416         6,119        19,313        17,439
-----------------------------------------------------------------   --------------------------
OPERATING EXPENSES:
  Manufacturing                               3,045         2,707         8,762         8,736
  Research and development                      652           804         1,986         2,448
  Selling, general and administrative         2,266         2,434         7,268         7,938
-----------------------------------------------------------------   --------------------------
    Total operating expenses                  5,963         5,945        18,016        19,122
-----------------------------------------------------------------   --------------------------

    Operating income (loss)                     453           174         1,297        (1,683)

Interest expense, net                           (11)          (18)          (34)          (51)

Gain on sale of assets                            -             -             -           374
-----------------------------------------------------------------   --------------------------

Income (loss) before taxes                      442           156         1,263        (1,360)
-----------------------------------------------------------------   --------------------------

    Income tax expense (benefit)                178            35           453          (561)
-----------------------------------------------------------------   --------------------------
Net income (loss)                               264           121           810          (799)
-----------------------------------------------------------------   --------------------------

Basic net income (loss) per share       $      0.01   $      0.01   $      0.04   $     (0.04)
=================================================================   ==========================

Shares used in computing basic
  net income (loss) per share            18,989,000    18,581,000    18,957,000    18,244,000
=================================================================   ==========================

Diluted net income (loss) per share     $      0.01   $     0.01    $      0.04   $     (0.04)
=================================================================   ==========================

Shares used in computing diluted
  net income (loss) per share            19,541,000    18,941,000    19,526,000    18,244,000
=================================================================   ==========================


        The accompanying notes are an integral part of these statements.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                 (in thousands)
                                  (unaudited)

                                                            Additional                                     Cumulative
                                             Common          Paid-in      Accumulated       Deferred       Translation
                                              Stock          Capital        Deficit       Compensation     Adjustments      Total
------------------------------------------------------------------------------------------------------------------------------------
Balance,
December 31, 2002                            $   190         35,312         (5,408)              -             (40)        $30,054
------------------------------------------------------------------------------------------------------------------------------------

Employee stock purchase plan                       -             13              -               -               -              13

Exercises of stock options                         -             78              -               -               -              78

Restricted stock awards                            1            328              -            (329)              -               -

Amortization of deferred compensation              -              -              -              10               -              10

Currency translation adjustment                    -              -              -               -              45              45
Net income                                         -              -            810               -               -             810
                                                                                                                           -------
Total comprehensive income                                                                                                     855
                                                                                                                           -------
------------------------------------------------------------------------------------------------------------------------------------
Balance,
September 30, 2003                           $   191         35,731         (4,598)           (319)              5         $31,010
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

                  STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                     Nine Months
                                                                                  Ended September 30,
----------------------------------------------------------------------------------------------------------------
                                                                                  2003            2002
================================================================================================================
Cash Flows from Operating Activities:
Net income (loss)                                                              $    810         $   (799)
  Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                                                   632              654
    Stock compensation expense                                                       10                -
    Deferred income tax provision                                                   453             (561)
    Gain on sale/disposal of assets                                                   -             (374)
(Increase) decrease in:
  Receivables                                                                      (292)              53
  Inventories                                                                       172              734
  Other current assets                                                             (174)            (301)
  Other assets                                                                       32              114
Increase (decrease) in:
  Accounts payable                                                                 (317)            (641)
  Accrued expenses                                                                  880             (668)
----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                               2,206           (1,789)

Cash Flows from Investing Activities:
  Purchase of property and equipment                                               (200)            (883)
  Purchase of intangible assets                                                     (70)               -
----------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                              (270)            (883)

Cash Flows from Financing Activities:
  Proceeds from exercise of incentive stock options                                  78              168
  Proceeds from employee stock purchase plan                                         13               33
  Proceeds from sale of stock                                                         -            1,464
  Proceeds from issuance of long and short term debt                                372            1,947
  Proceeds from sale/disposal of assets                                               -              956
  Repayments on financing obligations                                              (502)          (2,945)
----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                 (39)           1,623

Effect of exchange rate changes on cash                                              45                -

Net increase (decrease) in Cash and Cash Equivalents                              1,942           (1,049)

Cash and Cash Equivalents, Beginning of Period                                    2,098            2,379
----------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period                                       $  4,040         $  1,330
================================================================================================================
Supplemental Cash Flow Disclosure:

  Cash paid for taxes                                                                 4                3

  Cash paid for interest                                                             52               72
================================================================================================================
Non-cash investing and financing activity:

  Note receivable in connection with the sale of assets                               -              300
  Common stock issued for the purchase of
  Molecular Circuitry Inc.                                                            -            2,502
================================================================================================================

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

Revenue Recognition

Product related revenues are composed of the sale of immunoassay-based test kits and the sale of certain antibodies and immunochemical reagents. Revenue from sales of immunoassay-based test kits and certain antibodies and immunochemical reagents are recognized upon the shipment of the product and transfer of title or when related services are provided. For the nine months ended September 30, 2003 and 2002, revenues from these sales represented 78% and 83%, respectively, of total Company revenues.

Revenues from sales of certain antibodies and immunochemical reagents are recognized under the percentage of completion method and are recorded based on the percentage of costs or time incurred through the reporting date versus the estimate for the entire contract or project. For the nine months ended September 30, 2003 and 2002, revenues from these sales represented 21% and 14%, respectively, of total Company revenues.

Contract revenues are recognized upon the completion of contractual milestones. For the nine months ended September 30, 2003 and 2002 these sales represented 1% and 3%, respectively, of total Company revenues.

New Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standard No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" and Statement of Financial Accounting Standard No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" and is related to certain derivatives embedded in other contracts and for hedging activities under Statement of Financial Accounting Standard 133. SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003 and is to be applied prospectively. SFAS No. 149 currently has not had an impact on our financial position, results of operations or cash flows.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how companies classify and measure, in their statement of financial position, certain financial instruments with characteristics of both liabilities and equities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. SFAS No. 150 currently has not had an impact on our financial position, results of operations or cash flows.


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

In the nine months ended September 30, 2002, the effect of approximately 600,000 equivalent shares of stock options and warrants were excluded from the diluted shares calculation, because they were anti-dilutive. As of September 30, 2003, options to purchase 2,329,000 shares were outstanding, with options to purchase approximately 1,436,000 shares exercisable. Listed below are the basic and diluted share calculations.


                                                 Three Months                 Nine Months
                                             Ended September 30,         Ended September 30,
                                             2003          2002           2003          2002
                                           ----------    ----------    ----------    ----------

Average common shares outstanding          18,988,923    18,580,855    18,956,842    18,243,870

Shares used in computing basic
net income (loss) per share                18,988,923    18,580,855    18,956,842    18,243,870
                                          ===========   ===========   ===========   ===========

Stock options                                 550,614       358,841       568,142            --

Warrants                                        1,040         1,040         1,040            --
                                          -----------   -----------   -----------   -----------

Shares used in computing diluted
net income (loss) per share                19,540,577    18,940,736    19,526,024    18,243,870
                                          ===========   ===========   ===========   ===========

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

                                                          Three Months Ended                Nine Months Ended
                                                             September 30,                     September 30,
                                                          2003          2002               2003          2002
                                                       ---------     ---------           --------      --------
Net income (loss), as reported                         $    264      $     121           $    810      $   (799)
   Add: Stock-based employee compensation expense
   included in reported net income, net of related
   tax effects                                                7             --                  8             1

   Deduct: Total stock-based employee compensation
   determined under fair value based method for all
   awards, net of related tax effects                      (189)          (101)              (495)         (304)
                                                       --------      ---------           --------      --------

Pro forma net income (loss)                            $     82      $      20           $    323      $ (1,102)
                                                       ========      =========           ========      ========

Earnings (loss) per share:

Basic -- as reported                                   $   0.01      $    0.01           $   0.04      $  (0.04)
                                                       ========      =========           ========      ========

Basic -- pro forma                                     $     --      $      --           $   0.02      $  (0.06)
                                                       ========      =========           ========      ========

Diluted -- as reported                                 $   0.01      $    0.01           $   0.04      $  (0.04)
                                                       ========      =========           ========      ========

Diluted -- pro forma                                   $     --      $      --           $   0.02      $  (0.06)
                                                       ========      =========           ========      ========


   4. INVENTORIES:

The Company's inventories, which consist primarily of test kit components, bulk serum and antibody products, are valued at the lower of cost or market. Cost is determined using the first in, first out method. At September 30, 2003 and December 31, 2002, inventories consisted of the following:


                            September 30, 2003                 December 31, 2002
                            ------------------                 -----------------

Raw materials                    $  3,197                          $   2,969
Work in progress                      842                                911
Finished goods                      2,610                              2,941
--------------------------------------------------------------------------------
                                 $  6,649                          $   6,821
================================================================================


5. INTANGIBLE ASSETS:
                            September 30, 2003                December 31, 2002
                            ------------------                -----------------

Goodwill                         $  5,168                          $   5,168
Other                               2,800                              2,730
Less - accumulated amortization      (971)                              (832)
--------------------------------------------------------------------------------
Net intangible assets            $  6,997                          $   7,066
================================================================================

     DEBT:

On May 5, 2000, the Company entered into a financing agreement with a commercial bank. This agreement provides for a $4,000 term loan, all of which had been paid on or before December 31, 2002, and for a revolving line of credit with availability of up to $5,000, based on eligible assets, none of which was outstanding and approximately $3,036 of which was available at September 30, 2003.

The revolving line of credit bears a variable interest rate of between 1.75% and 2.75% over LIBOR depending upon the ratio of the Company's funded debt to EBITDA, and is subject to a borrowing base determined by the Company's eligible accounts receivable. The Company's annual effective rate of interest on this line of credit, taking into account the variable interest rate and LIBOR, was approximately 3.86% at September 30, 2003.

On December 13, 2001 the Company entered into an agreement with a commercial bank to finance the construction of new facilities at its Windham, Maine location. This agreement provides for up to $1,500 in financing, $1,247 of which was outstanding at September 30, 2003, and is repayable over seven years, with principal payments having begun on October 1, 2002. The loan bears a variable interest rate of between 2.0% and 3.0% over LIBOR depending upon the ratio of the Company's funded debt to EBITDA. Payments are due monthly, with equal amortization of principal payments plus interest. The Company's annual effective rate of interest on this loan at September 30, 2003 was approximately 4.11%.

Under the terms of the above financings, the Company is required to meet certain quarterly financial covenants. The Company was in breach of certain of the these financial covenants for all four quarters during 2002, and received a waiver and suspension of these loan covenants for all four quarters of 2002. The loan covenants were modified to a minimum quick ratio (cash and cash equivalents plus accounts receivable divided by total current liabilities) of 2.25 and a minimum tangible net worth ratio (total stockholder's equity less intangible assets) of $22,500 for the first three quarters of 2003. Beginning with the fourth quarter of 2003, the original provisions of the loan agreement regarding financial covenants will be operative, namely a ratio of EBITDA to current maturities of debt plus interest and cash paid for taxes and a ratio of funded debt to EBITDA. The Company was in compliance with the minimum quick ratio and minimum tangible net worth requirements at September 30, 2003 and expects to be in compliance with the relevant financial covenants at December 31, 2003.

As of September 30, 2003, the outstanding balance on all of the Company's commercial bank debt was approximately $1,247. This indebtedness is secured by substantially all of the Company's assets.

In March 2003, the Company entered into an agreement to finance its 2003 insurance premiums with a commercial lender. The agreement provides for $329 in insurance premium financing, of which approximately $46 was outstanding at September 30, 2003. Payments are due in nine equal monthly payments ending November 1, 2003. This insurance premium loan bears a fixed annual interest rate of 5.82%.

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

In September 2003 the Company's Chief Executive Officer announced that the Company will be performing an internal strategic assessment, including but not limited to, its organizational structure, its product lines, and its channels to market. This strategic assessment may result in, but not limited to, the Company exiting or discontinuing certain less profitable product lines to focus on higher margin products and growth opportunities in the future.

Results of Operations

Three Months Ended September 30, 2003 vs. September 30, 2002

Net revenues for the third quarter of 2003 were $6.4 million versus $6.1 million in the third quarter of 2002, an increase of $297,000 or 5%.

Food safety revenues in the third quarter of 2003 increased 31% to $2.1 million from $1.6 million in the third quarter of 2002. Sales of the Company's products to detect genetically modified (GM) crops grew significantly during the quarter, when compared to the same period in the prior year, primarily driven by the Company's increasing penetration into the cottonseed market, in cooperation with its partners. When comparing the third quarter 2003 to the third quarter 2002, the Company continued to experience a decline in StarLink(TM) test kit sales. However, when comparing the third quarter 2003 to the second quarter 2003, the Company experienced an increase in StarLink(TM) test kit sales. The Company believes that this increase was driven by increased corn yields this year when compared to last, which increased the volume of testing, and corn price increases which may have led to increased testing due to concerns about StarLink(TM) corn entering the grain supply from stockpiled inventories. Although the Company experienced an increase of StarLink(TM) test kit sales in the third quarter 2003 when compared to the third quarter 2002, the Company expects that on a full year basis, StarLink(TM) test kits will continue to decline.

The Company has seen the introduction of new commercial products by its partners, including traits to protect corn crops from the corn rootworm, a pest more prevalent than the European corn bore and herbicide resistant corn. The Company has developed, validated and begun to sell tests to detect these traits. While the Company expects small volumes in the first year, it anticipates sales will grow as these products gain acceptance in 2004 and thereafter. The USDA Grain Inspection Packers and Stockyards Administration (GIPSA) recently certified the performance claims of the Company's TraitChek(TM) lateral flow strip tests for the detection of Cry1F Herculex(TM) I and Cry3Bb YieldGard(R) Rootworm. The Company believes that this trend of new trait introduction will continue, as our partners have publicly stated their commitment and investment in this technology area.

Also, the dynamics in the Brazilian market continue to change, as the government there has recently announced that it has opened its regulations to the planting of genetically modified soy. The Company believes that this new development will increase the amount of testing undertaken in the market.

As a demonstration of the Company's continued commitment to innovation and customer focus, the Company will shortly be introducing a new comb strip test with the ability to test up to six corn traits in one single corn extraction. This product format significantly reduces the amount of time required to run multiple tests since our sample is used for all six tests, compared to the prior method of six discrete samples for each trait. This allows the grain processor to get the information they need while reducing transfer times and improving their workflow processes.

In the food pathogen area, the Company's E. coli tests continue to gain acceptance in the marketplace. The E. coli test system, which includes both an enrichment media and a rapid assay, continues to display superior sensitivity and specificity to E. coli O157 and, as a screening method, allows customers to avoid using slower, more costly methods on the vast majority of their samples.

Other developments include a recently completed government-sponsored study that demonstrated the Company's E. coli enrichment media outperformed the standard method. Also, the Company is participating in an evaluation by the National Cattlemen's Beef Association, which is looking at the Company's entire E. coli testing system, including the enrichment media and immunoassay test.

In August 2003, the Company received AOAC validation to expand the applications of its Salmonella test to a variety of foods. Although customer validations and development of quality system protocols are still continuing for these unique food matrices, the Company, subsequent to the end of the third quarter 2003, added $250,000 worth of new Salmonella business.

During the quarter, the Company continued its product development efforts with its Listeria product in an effort to ensure compliance with the October 2003 Food Safety and Inspection Service directives regarding environmental testing. In addition, the Company wants to make sure that it has identified and developed the product features and benefits that would deliver greatest competitive advantage to the marketplace in either the enrichment phase or the assay itself or both. The Company's focus on all food pathogen testing is to give the customer a lower total cost of ownership by providing the required specificity and sensitivity, while enhancing ease of use, time to result and work flow management.

During 2003, cases of "mad cow" have been found in Canada and Japan. The market and regulatory environment in the United States, Canada and Japan continues to be in a state of flux. Food, feed and regulatory agencies are looking at the adequacy of current approaches but there have been no significant policy revisions or decisions to date. The Company continues to support and participate in policy discussions around the testing of animal feed. The Company has met with regulators and industry leaders to try and facilitate policy making. The Company's product to detect unapproved animal proteins in feed has been included in a regulatory protocol in Canada and has recently been provided to governmental testing agencies in Japan for their evaluation.

Water quality revenues decreased 11% to $1.6 million in the third quarter 2003 compared to $1.8 million in the third quarter of 2002. The decrease in the third quarter 2003 was primarily driven by approximately $100,000 of sales the Company earned in the second quarter 2003 that it had expected in the third quarter 2003. Additionally, the Company's sales force was less productive in the third quarter 2003 due to the organizational structure earlier in the year, when the sales force was organized by geographic region and not product and industry expertise. As the Company announced in June, its sales force has been reorganized to align its customers in each of the Company's business units and the Company is beginning to experience an increase in the productivity in the water quality sales efforts. Although the Company completed sales of 13 instruments during the quarter, it experienced a decline in the rate of increase in Microtox(R) instrument sales.

The Company continues to develop the market for water security in the food and beverage industry. Six food companies are involved in various evaluations and pilots designed to develop application methodologies and services to screen water as a key product ingredient. The Company had been participating in an EPA Battelle validation study and a Navy project. The Battelle study has now been completed and data from the results is expected to be released in late November 2003. The Navy project is continuing, and the results to-date has validated the technology in certain security applications. The Navy is presently evaluating an extension of the original project to include additional security applications.

Antibody revenues increased 8% to $2.8 million in the third quarter of 2003 compared to $2.6 million in the third quarter of 2002. This increase continues to reflect the attraction of new customers and the growth of sales to existing accounts, which have been among the benefits of the consolidation of the Company's production facilities in Maine, which was completed in 2002, but was the Company's slowest rate of increase so far in 2003. The Company believes its customers are in part purchasing less due to a cautious business environment.

The decline in contract and other revenues from $198,000 in the third quarter 2002 to $2,000 in the third quarter 2003 reflects the Company continued emphasis on devoting research and development resources on internal projects rather than contract research projects for third parties.

Manufacturing expenses increased $338,000, or 12%, to $3.0 million for the third quarter of 2003 compared to $2.7 million in the third quarter 2002. The increase were primarily driven by the 8% increase in product-related revenues (total revenues less contract and other revenue), for the third quarter ended September 30, 2003, and by higher manufacturing expenses associated with the cost of the Company's food safety products versus the lower costs of its Microtox(R) family of products.

Gross profits (total revenues less manufacturing costs) decreased $41,000 to $3.4 million in the third quarter of 2003 compared to $3.4 million in the third quarter 2002, and gross margin percentages decreased to 53% in the third quarter 2003 compared to 56% for the third quarter 2002. The decrease in gross profits and gross margins for the third quarter 2003 was primarily driven by the product mix of higher volumes of lower margin food-safety products as compared to higher margin Microtox(R) products, as discussed above.

Research and development expenses decreased $152,000, or 19%, to $652,000 in the third quarter of 2003 compared to $804,000 in the third quarter 2002, primarily due to higher expenses in the prior year associated with the development efforts of the Company's food pathogen and animal feed test, and continued emphasis on devoting research and development resources to internal projects rather than undertaking contract research projects for third parties.

Selling, general and administrative expenses decreased $168,000, or 7%, to $2.3 million for the third quarter of 2003 compared to $2.4 million in the third quarter 2002, primarily due to the actions taken by the Company in late 2002 and early 2003 to streamline its operations.

Interest expense decreased 39% to $11,000 in the third quarter of 2003 from $18,000 in the third quarter of 2002. This decrease is primarily attributable to the lower levels of outstanding debt during the 2003 period.

Income before taxes totaled $442,000 in the third quarter 2003 compared to $156,000 in the third quarter 2002. Net income totaled $264,000 in the third quarter 2003 compared to $121,000 in the third quarter 2002.

Nine Months Ended September 30, 2003 vs. September 30, 2002

Net revenues for the nine months ended September 30, 2003 were $19.3 million versus $17.4 million in the nine months ended September 30, 2002, an increase of $1.9 million or 11%. Food safety revenues in the nine months ended September 30, 2003 increased 19%, to $5.1 million from $4.3 million in the nine months ended September 30, 2002, as the Company saw stronger demand for both food pathogen and GM trait tests. Water quality revenues increased 4% to $5.4 million in the nine months ended September 30, 2003 compared to $5.2 million in the nine months ended September 30, 2002, as the Company saw higher sales of the Microtox toxicity screening systems. Antibody revenues increased 16% to $8.8 million in the nine months ended September 30, 2003 compared to $7.5 million in the nine months ended September 30, 2002, which reflects the results of several new or expanded relationships established in 2002 as customers and prospects had the opportunity to validate manufacturing and quality procedures at our expanded manufacturing facilities in Maine. Contract and other revenues decreased to $117,000 in the nine months ended September 30, 2003 compared to $480,000 in the nine months ended September 30, 2002, as the Company continued to place greater emphasis on devoting research and development resources on internal projects.

Manufacturing expenses increased $26,000 to $8.8 million in the nine months ended September 30, 2003, compared to $8.7 million in the nine months ended September 30, 2002. The increase was primarily driven by the 13% increase in product-related revenues (total revenues less contract and other revenue), for the nine months ended September 30, 2003.

Gross profits (total revenues less manufacturing costs) increased $1.9 million, or 21%, to $10.6 million in the nine months ended September 30, 2003 compared to $8.7 million in the nine months ended September 30, 2002, and gross margin percentages increased to 55% for the nine months ended September 30, 2003 compared to 50% for the nine months ended September 30, 2002. The increase in gross profits and gross margin percentage was primarily driven by the $1.9 million increase in product sales in the nine months ended September 30, 2003 and the leveraging of fixed manufacturing expenses on higher production volumes.

Research and development expenses decreased $462,000, or 19%, to $2.0 million for the nine months ended September 30, 2003 compared to $2.4 million for the nine months ended September 30, 2002, primarily due to higher expenses in the prior year associated with the development efforts of the Company's food pathogen and animal feed test.

Selling, general and administrative expenses decreased $670,000, or 8%, to $7.3 million for the nine months ended September 30, 2003 compared to $7.9 million for the nine months ended September 30, 2002, primarily due to the actions taken by the Company in late 2002 and early 2003 to streamline its operations and the effect of the consolidation of its antibody facilities in Maine, which was completed in 2002. Included in the selling, general and administrative expenses of $7.3 million for the nine months ended September 30, 2003 is a $315,000 provision for severance and related expenses associated with the Company's termination of its former CEO in May 2003.

Interest expense decreased 33% to $34,000 in the nine months ended September 30, 2003 from $51,000 in the nine months ended September 30, 2002. This decrease is primarily attributable to the lower levels of outstanding debt during the 2003 period.

Income before taxes totaled $1.3 million for the nine months ended September 30, 2003 compared to a loss before taxes of $1.4 million for the nine months ended September 30, 2002. Net income totaled $810,000 for the nine months ended September 30, 2003 compared to a net loss of $799,000 for the nine months ended September 30, 2002.

Liquidity and Capital Resources

Net cash provided by operating activities of $2.1 million for the nine months ended September 30, 2003 compared favorably to net cash used in operating activities of $1.8 million in the nine months ended September 30, 2002. The improvement was primarily the result of the fact that the Company had a pretax loss in the nine months ended September 30, 2002 of $1.4 million, but had a pretax income of $1.3 million in the first nine months of 2003.

The Company's working capital, current assets less current liabilities, increased to $14.0 million at September 30, 2003, compared to $12.5 million at December 31, 2002. Outstanding debt decreased $130,000 from $1.4 million at December 31, 2002 to $1.3 million on September 30, 2003, primarily due to scheduled repayments under the Company's bank term debt.

On May 5, 2000, the Company entered into a financing agreement with a commercial bank. This agreement provides for a $4 million term loan, all of which had been paid on or before December 31, 2002, and for up to a $5 million revolving line of credit, none of which was outstanding and approximately $3.1 million of which was available at September 30, 2003. On December 13, 2001 the Company entered into an agreement with a commercial bank to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $1.5 million in financing, of which approximately $1.2 million was outstanding at September 30, 2003, and is repayable over seven years, with principal payments beginning on October 1, 2002. Under the terms of the financings, the Company is required to meet certain quarterly financial covenants. The Company was in breach of certain of these financial covenants for all four quarters during 2002, and received a waiver and suspension of these loan covenants for all four quarters of 2002. The loan covenants were modified to a minimum quick ratio (cash and cash equivalents plus accounts receivable divided by total current liabilities) of 2.25 and a minimum tangible net worth ratio (total stockholder's equity less intangible assets) of $22,500 for the first three quarters of 2003. Beginning with the fourth quarter of 2003, the original provisions of the loan agreement regarding financial covenants will be operative, namely a ratio of EBITDA to current maturities of debt plus interest and cash paid for taxes and a ratio of funded debt to EBITDA. The Company was in compliance with the minimum quick ratio and minimum tangible net worth requirements at September 30, 2003 and expects to be in compliance with the relevant financial covenants at December 31, 2003.

The Company believes it has, or has access to sufficient resources to meet its operating requirements for the foreseeable future. The Company's ability to meet its long-term capital requirements will depend on a number of factors, including compliance with existing and new loan covenants, the success of its current and future products, the focus and direction of its research and development program, competitive and technological advances, future relationships with corporate partners, government regulation, the Company's marketing and distribution strategy and the success of the Company's plan to make future acquisitions. In addition, the Company's current strategic review of its business operations may result in changes in how the Company conducts such operations. Accordingly, no assurance can be given that the Company will be able to meet the future liquidity requirements that may arise from these inherent and similar uncertainties.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company has exposure to changing interest rates, and is currently not engaged in hedging activities. Interest on approximately $1.2 million of outstanding indebtedness is at a variable rate of between 2% to 3% over the published London Interbank Offered Rate (LIBOR), based upon the Company's ratio of funded debt to EBITDA, and was 3% over LIBOR on average for the year. At the Company's current level of indebtedness, each 1% change in the variable interest rate will have an effect of $12,000 on the Company's annual interest expense charges.

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

(b)      Change in Internal Control over Financial Reporting

         No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

   Item 6.    Exhibits and Reports on Form 8-K

(a)      Exhibits


         10.1* Employment Agreement dated September 2, 2003, by and between Matthew H. Knight and the Company.

         10.2* Nonqualified Stock Option Agreement dated September 2, 2003, by and between Matthew H. Knight and the Company.

         10.3* Restricted Stock Grant Agreement dated September 2, 2003, by and between Matthew H. Knight and the Company.

         31.1 Certifications of the Chief Executive Officer of Strategic Diagnostics Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934 (furnished herewith).

         31.2 Certifications of the Chief Financial Officer of Strategic Diagnostics Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934 (furnished herewith).

         32.1 Certifications of the Chief Executive Officer of Strategic Diagnostics Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.) (furnished herewith)

         32.2 Certifications of the Chief Financial Officer of Strategic Diagnostics Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.) (furnished herewith)

         * Management contract or compensatory plan.

                  (b)   Reports on Form 8-K

                        On July 24, 2003, the Company furnished a report on Form 8-K pursuant to Item 7 and Item 9 announcing second quarter 2003 financial results.

                        On August 6, 2003, the Company furnished a report on Form 8-K pursuant to Item 7 and Item 9 announcing that the USDA Grain Inspection Packers and Stockyards Administration (GIPSA) recently certified the performance claims of the Company's TraitChek(TM) lateral flow strip test for the detection of Cry3Bb YieldGard(R) Rootworm.

                        On August 18, 2003, the Company furnished a report on Form 8-K pursuant to Item 7 and Item 9 announcing that the USDA Grain Inspection Packers and Stockyards Administration (GIPSA) recently certified the performance claims of the Company's TraitChek(TM) lateral flow strip test for the detection of Cry1F Herculex(TM) I.

                        On August 25, 2003, the Company furnished a report on Form 8-K pursuant to Item 7 and Item 9 announcing that the AOAC Research Institute has certified the Company's RapidChek(R) for Salmonella test for a variety of food groups.

                        On September 4, 2003, the Company furnished a report on Form 8-K pursuant to Item 7 and Item 9 announcing that the Company's Board of Directors had appointed Matthew
                        H. Knight as President and Chief Executive Officer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             STRATEGIC DIAGNOSTICS INC.

Date:       November 14, 2003       /s/ Matthew H. Knight
            -----------------       ----------------------------------------------------

                                    Matthew H. Knight
                                    President, Chief Executive Officer
                                    (Principal Executive Officer)

Date:       November 14, 2003       /s/ Stanley J. Musial
            -----------------       ----------------------------------------------------

                                    Stanley J. Musial
                                    Vice President - Finance and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)