Form 10-K
period 2003-12-31
STRATEGIC DIAGNOSTICS INC/DE/
filed 2004-03-24
CIK 911649

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Transition Period From              to

Commission File No. 000-22400

STRATEGIC DIAGNOSTICS INC.

(Exact name of Registrant as specified in its charter)

Delaware	56-1581761
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 Pencader Drive Newark, Delaware	19702
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (302) 456-6789

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 Par Value

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was $75,149,550, calculated by using the number of shares outstanding on March 8, 2004 and by referring to the closing price of the common stock on June 30, 2003 (the last business day of the Registrant’s most recently completed second fiscal quarter).

As of March 8, 2004 there were 19,220,184 shares outstanding of the Registrant’s common stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission relative to the Company’s 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

PART I

ITEM 1. BUSINESS

Overview

Strategic Diagnostics Inc. (“the Company”) is a Delaware corporation formed in 1987 under the name EnSys Corporation. In 1996, Strategic Diagnostics, Inc., a Delaware corporation formed in 1990, which prior to that time conducted the operations of the Company, merged with and into EnSys Corporation, which changed its name to Strategic Diagnostics Inc. The Company develops, manufactures and markets immunoassay and bioluminescence-based test kits for rapid and cost-effective detection of a wide variety of substances in the food safety and water quality markets and also provides antibody and immunoreagent research, development and production services to medical diagnostic and pharmaceutical companies, as well as research institutions.

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

On July 8, 2002, the Company purchased certain assets of Molecular Circuitry, Inc. (MCI). The purchased assets consisted primarily of various proprietary growth media technology that are used in combination with the Company’s diagnostic tests for food-borne pathogens, including Salmonella and E. coli. The assets purchased also included the sales and marketing rights to the ruminant feed test product line that the Company and MCI had been jointly developing prior to the acquisition.

On September 28, 2001, the Company acquired AZUR Environmental (AZUR), a privately-held manufacturer of proprietary rapid test systems, including the Microtox® toxicity test system, which measures toxicity in drinking and process water. Mentioned in more than 600 peer-reviewed scientific articles and with more than 2,000 instruments sold worldwide, the Microtox® toxicity test system has been approved in regulations or standards in Canada, eight European countries, and has been submitted to the U.S. Environmental Protection Agency for approval.

In addition to this annual report on Form 10-K, the Company files periodic and current reports, proxy statements and other information with the SEC. The Company will provide these documents to you, free of charge, if you request copies by sending a letter to the Company’s Investor Relations Department at the address set forth on the cover of this report. You may also read and copy any document the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Please call the SEC at (800) SEC-0330 for further information about the public reference facilities. These documents also may be accessed through the SEC’s electronic data gathering, analysis and retrieval system (“EDGAR”) via electronic means, including the SEC’s home page on the Internet, www.sec.gov.

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

The major attributes of immunoassay technology can be summarized as follows:

Sensitivity:	Immunoassays can measure extremely low concentrations of compounds (routinely as low as parts per billion; i.e., one millionth of one gram in a liter of liquid).

Specificity:	Immunoassays can measure one specific compound out of a chemical “soup,” reducing the need for sample preparation.

Speed:	Total time to obtain a test result ranges from one minute to several hours as compared to several days to several weeks with many competing laboratory testing methods.

Cost:	The price-per-test for immunoassays ranges from $1 to $50, industry wide; the price-per-test for similar laboratory testing can range from $5 to $1,000.

Accuracy:	Immunoassays are typically as or more accurate than their laboratory counterparts.

Flexibility:	Immunoassays can be developed in a wide variety of test formats, including multiple sample laboratory-based tests, disposable, single-use units, and large automated instruments. They can be designed for use by non-technical persons on-site under a variety of field conditions for testing of diverse sample types.

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

Once an antibody reagent that has the desired performance characteristics (sensitivity and specificity) has been identified, it can be incorporated into a test format that is appropriate for the customer’s application. In the human clinical chemistry market, antibodies are employed as reagents on large, automated instruments that can analyze hundreds of samples per hour. In contrast, antibodies also can be packaged into single use, disposable formats such as home pregnancy tests. Immunoassays can be designed to be highly quantitative or yield a simple yes/no result. The type of test format chosen for any given application depends on the needs of the customer and may include factors such as ease-of-use, cost-per-test, number of samples to be tested, location where the test will be performed and experience of the user.

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

Lateral flow immunoassay tests, often referred to as ‘one-step’ membrane tests, require only that the user apply a prepared sample to the membrane strip to obtain the test result—much like pH or Litmus paper tests. The low cost and simplicity of these tests make them ideally suited for a wide range of applications in many different markets. The current state-of-the-art of lateral flow immunoassays is such that the results obtained using these tests are qualitative, not quantitative, which imposes some limits on the applicability of the format.

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

All measurement technologies, including immunoassays, have strengths and limitations. The Company’s expertise with multiple immunoassay formats, coupled with a thorough understanding of the needs of a market and specific customer applications, has allowed the Company to develop a diverse array of immunoassay products designed to meet the analytical needs of multiple, sizable markets.

The products that the Company manufactures and markets using this technology include TraitChekTM, MycoChekTM, RapidChek®, SeedChekTM, FeedCheckTM, RaPID Assay®, EnviroGard®, D TECH®.

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

The Company manufactures and markets its Microtox® and Deltatox® toxicity test systems using this technology.

Markets, Products and Competition

The Company sells products in the food safety, water quality and antibody market categories through its direct sales force, a network of over 50 distributors in Canada, Mexico, Latin America, Europe and Asia and its corporate partners. This section describes the Company’s current markets, products and competition.

Food Safety

The Company’s food safety product line includes tests to detect targeted traits in genetically engineered plants, tests to detect Genetically Modified (GM) traits in food ingredients and food fractions, tests to detect naturally occurring fungi in grains (mycotoxins), tests for food pathogens, including E. Coli and Salmonella, and products to detect remnants of ruminants in animal feed (ruminant feed testing).

Agricultural Testing

Genetically Modified Crops. Test for GM traits are generally used to determine whether the sample tested contains GM seeds or grain. The tests may be employed by users desiring to ensure the seed or grain lots are either GM-free or, in other cases, that they contain a specified amount of the GM material in order to meet certain GM requirements. Among the items tested with the Company’s products are corn, soybeans and cotton.

Agricultural biotechnology companies are developing varieties of commercially important crops like corn, cotton and soybeans that have altered or additional genes which are designed to confer a commercial advantage to the plant, such as insect or pesticide resistance or enhanced growth or nutritional characteristics. Each year this technology expands throughout world agricultural systems because of the meaningful beneficial economic impact of these products. The Company believes that as the use of these products proliferates, so will the need for analysis to identify the genetic characteristics of a particular food product.

Crop varieties developed by genetic engineering were first introduced for commercial production in 1996 with about 4 million acres of GM crops grown. It is estimated today that GM crops are planted on more than 167 million acres worldwide. Globally in 2003, six principal countries were responsible for 99% of the GM crop area. They include the U.S. at 106 million acres (63% of the global total), Argentina at 34 million acres (21%), Canada at 11 million acres (6%), Brazil at 8 million acres (4%), China at 7 million acres (4%) and South Africa at 1 million acres (1%). The Company has distribution in place within each of these GM crop producing countries.

A large agricultural biotechnology company that has used genetic engineering technology in developing proprietary varieties of herbicide resistant soybeans and insect-resistant corn and cotton, among other products, commissioned the Company’s first test in this market. Not all the seed produced by a genetically engineered plant contains the gene for the desired trait and, therefore, not all the plants arising from a batch of seed will express the desired characteristic. The Company has developed a simple ‘one-step’ lateral flow test that is used at the point of testing to determine if an individual plant contains the new genetic trait. The Company also has developed similar one-step products for other crops. Commercial seed producers use these products to ensure the quality of their products. This type of test also can be used for enforcement purposes in crops to expose unlicensed application of the genetic technology. Agricultural biotechnology companies, including Monsanto and Bayer CropScience, are currently developing additional genetically engineered traits in plants. Based on these trends, coupled with the increased volume of new trait introduction, the Company expects sales of these products to grow.

Though acceptance of GM crops has increased and the development of new traits has risen, there are many countries that have adopted strict regulations on biotech crops. The European Union has recently adopted strict regulations regarding labeling and traceability of GM food and feed. Enforcement is scheduled to begin in April

2004. The regulatory tolerance for EU-authorized GM traits is 0.9% and 0.5% for unauthorized GM traits that have already received a favorable risk assessment. Compliant traceability systems must be in place and must demonstrate that any traces of GM traits are adventitious and are technically avoidable. The impact of these regulations may be stricter testing of U.S. grain exports to meet these new regulations. If there were widespread acceptance of GM crops, it may reduce the need for grain testing.

During 2000, a genetic trait used in corn, known as Cry9C, or StarLink®, which had been approved by the U.S. Environmental Protection Agency only for non-food uses, was discovered in food products. The impact of this discovery resulted in the need for growers, handlers, processors, shippers and exporters to test corn for the presence of StarLink®. The Company’s Bt9 TraitChekTM test was the first GM test validated by the U.S. Department of Agriculture. The Company worked closely with key grain processors worldwide to provide significant volumes of tests to meet the high market and regulatory demand and hence more than 2 million Bt9 tests were sold in 2001, becoming the Company’s largest selling product at that time. The StarLink® issue brought to light the need for definitive genetic analysis and demonstrated that paper certifications as to genetic origin and concentration alone are inadequate. The U.S. Department of Agriculture’s Grain Inspection, Packers and Stockyards Administration (GIPSA) recommended that all corn seed sold for the 2001 planting season and parent lines to be used in 2001 seed production be tested for the presence of the StarLink® protein. This recommendation expanded the market opportunities for the Company’s Bt9 testing products. With the removal of StarLink® corn from the U.S. grain supply during 2000 and 2001, the Company’s sales of tests to detect StarLink® corn diminished significantly in 2002 and 2003, while Company sales of test kits to test other traits have grown modestly.

Due to the StarLink® incident described above and consumers’ sensitivity to the issue, there were very few new GM traits introduced into the marketplace in 2001 and 2002. During 2003 there was a renewed interest and introduction of new traits, and the Company continued to work closely with the major agricultural biotechnology companies toward development and commercialization of tests in line with their trait commercialization schedules. In 2003, the Company began to recognize broader adoption of testing for traits that had been commercialized in years prior. Tests for the Cry3Bb insecticidal protein have grown and are expected to grow. Cry3Bb is an insecticidal protein used to combat the corn root worm. The corn root worm is responsible for over $1 billion of crop damage and loss annually in the U.S. Conventional pesticides do not perform well on this pest. U.S. farmers are expected to widely adopt corn root worm traits as they become commercially available in 2004.

The Company has had strong sales efforts in Brazil since 2000. Brazil is a major agricultural country and the leading exporter of soybeans in the world, surpassing the U.S. in 2003 with over 27 million tons exported. Brazil had laws in place making it illegal to grow GM crops. In 2003, 8 million acres of GM soy was planted in Brazil, much of this done illegally from seed acquired via black market from Argentina. Due to the GM ban, countries importing non-GM soy products such as China and those from the European Union have increased their imports from Brazil. To assure that their raw commodities are free of GMO, testing is done at many grain elevators and crushing facilities throughout Brazil. Brazil is now the leading customer for the Company’s GM soybean test for Roundup Ready® herbicide tolerance.

Increased testing in the Brazilian market during 2003 was primarily driven by the Brazilian government opening its regulations to the planting of genetically modified soy, which it had not allowed previously. In late 2003, the Company collaborated with Monsanto Company to develop a test that will be used to manage Monsanto’s value capture program in Brazil. This program is designed to alert grain elevators of trucks entering their facilities with GM soybean levels, containing Monsanto’s Roundup Ready® trait, at or above 10%. Monsanto anticipates claiming over $50 million in royalties from Brazilian farmers that have planted seed without paying technology rights. This program will go into effect in 2004 and may have future impact in other countries where Monsanto has been unable to claim full value from their technology.

Trends in world food production include the use of second generation genetic technologies to give plants specific nutritional or other high-value consumer characteristics, collectively referred to as output traits. Food companies will be able to provide consumers with value-added products they will demand and food manufacturers will source these specialty products on world markets. The Company believes that it is well positioned to provide the analytical tools to allow food companies to purchase such premium products with confidence, due to its existing relationships with large agricultural biotechnology companies and the current success of its technology, particularly in the area of GM traits.

Mycotoxins. Mycotoxins are toxic metabolites produced by certain fungi that can infect and proliferate on various agricultural commodities in the field and/or during storage. The occurrence of these toxins on grains, nuts and other commodities susceptible to mold infestation is influenced by environmental factors such as temperature, humidity, and extent of rainfall during the pre-harvesting, harvesting, and post-harvesting periods. Mycotoxins may exhibit various toxicological manifestations; some are teratogenic, mutagenic and/or carcinogenic in susceptible animal species and are associated with various diseases in domestic animals, livestock, and humans in many parts of the world.

The USDA has developed action levels and advisory levels for certain mycotoxins. Testing is required to meet these regulatory requirements. The market for rapid mycotoxin testing is valued at approximately $25 million annually. Testing is done through ELISA methods, HPLC and other methods such as black light analysis.

The Company has developed and markets ELISA plate methods for aflatoxin, vomitoxin and fumonisin, the three major mycotoxins. These plate methods are quantitative and suitable for laboratory use. For 2004, the Company is marketing a line of five-minute simple, qualitative tests for use at grain elevators as screening mechanisms. These tests will be marketed to our existing customer base, specifically corn producers and distribution facilities. Historically, the Company has had very modest sales of these test kits.

Food Testing

Food Pathogen Testing. Pathogen specific testing is an increasingly important part of the microbiology tests performed in the global food industry. The world-wide rapid-method pathogen testing market is estimated to be $200 million according to independent studies. According to several independent studies, the pathogen testing market has been growing at a rate of 15%. That trend is expected to continue through 2005 and then expected to begin to slow to a rate of 10%. Growth in pathogen testing is driven primarily by regulatory changes, industry consolidation, and globalization of the world’s food supply.

In 2003, the Company continued to invest in the development and market introduction of products for the detection of pathogenic microorganisms in food. In the first year of market introduction, the Company’s test for E. coli O157 captured approximately 10% of the U.S. market. Our RapidChek® E. coli O157 test and enrichment media have superior performance and ease of use characteristics when compared to other competitive immunoassay tests on the market.

Also during 2003, the Company released its Salmonella test, which received initial AOAC Research Institute approval in March 2003, and subsequently in August 2003, received AOAC validation to expand the applications of its Salmonella test to a variety of foods. The test detects the presence of the bacteria in 24 hours. Before adoption of a new test method for pathogen detection, most food companies require an internal evaluation of the test performance and ease-of-use in their sample matrix. The Company has developed a streamlined procedure for customer evaluations which it believes will speed the rate of evaluation and eventual adoption. Customer adoption of the Company’s Salmonella test has been slower than expected, which the Company attributes to the breadth and complexity of food matrices in this test segment and well-entrenched competitive assays. The Company continues to develop Salmonella assays for specific food matrices.

A typical food pathogen testing system consists of three parts; the enrichment of the food sample to culture the target pathogen, a screening assay to detect the pathogen, and a confirmation procedure to verify the presence of the pathogen. In 2003, the Company developed a novel method for the confirmation procedure. This method is unique to the RapidChek® test kits and provides a time, labor, and cost advantage to the customer. This novel procedure allows the Company to offer its customers solutions for the entire food pathogen testing system. Early customer evaluations within the beef and poultry industries have been promising.

In 2003, the Company continued to develop a pathogen test for detection of Listeria in foods and environmental surfaces. In 2003, the USDA announced changes to regulations for Listeria testing in ready-to-eat foods which will require increased testing for this pathogen. The Company is continuing its development strategy to produce a test which has ease of use, cost, and performance advantages. A proprietary enrichment media with improvements in sample handling, labor, and time to result is being developed, and the Company expects to release this test in 2004.

Ruminant Testing. In February 2003 the Company introduced its screening test for the detection of meat and bone meal in animal feed, which is linked to the transmission of BSE, commonly known as mad cow disease. The transmission of mad cow disease is believed to be linked to the use of rendered meat and bone meal as a protein supplement in animal feed. Meat and bone meal made from cattle has been banned for use in cattle feed since 1997 in both Canada and the USA, but it can be used legally in feed for poultry, swine and household pets, none of which are known to contract mad cow disease.

During 2003, publicized cases of “mad cow” have been found in the United States, Canada and Japan. The market and regulatory environment in the United States, Canada and Japan continues to be in a state of flux. Food, feed and regulatory agencies are looking at the adequacy of current approaches but there have been no significant policy revisions or decisions to date. The Company continues to support and participate in policy discussions around the testing of animal feed. The Company has met with regulators and industry leaders to try and facilitate policy making. It appears, at the current time, that regulators and industry are currently focused on meeting the requirements under the USDA’s country of origin labeling (COOL) program, which includes information as to details of where an animal was born, raised, and slaughtered. This COOL program may or may not have an impact on whether feed testing is required, but it appears that without a logistical tracking system in place it would be difficult to institute widespread feed testing.

The Company’s test, known as FeedChekTM, was designed to be more sensitive and easier to use than other rapid, on-site methods. Compared to certain competitive products, this test does not require weighing or boiling of samples. By eliminating these steps, the FeedChekTM test is faster, easier to use and will not require equipment such as scales and heating devices. This method for animal feed has been designed with multiple tests per assay to address the various analytical requirements throughout the world. FeedChekTM is the only test available which provides results for both mammalian meat and bone meal and poultry meal. Poultry meal is currently prohibited from use in cattle feed in Europe. It is not prohibited from use in the United States. The FeedChekTM product has been shown to detect as little as 0.1% bovine meat-and-bone meal in feed. These product features are important to comply with feed specifications and governmental regulations throughout the United States, Europe and Japan. The Company’s FeedChekTM test participated in a comparison study performed by the Joint Research Centre (JRC) of the European Union. The study findings demonstrated that the Company’s test had 100% sensitivity, specificity and accuracy when analyzing for total processed animal proteins, and was the only immunoassay method to provide this level of performance.

Water Quality

The Company’s water quality product line includes analytical tests for drinking water, industrial process water and wastewater analysis, and analytical tests for soil and other waste matrices for use at environmental remediation projects, hazardous waste operations and other applications.

Microtox®. The Microtox® test system is a unique rapid acute toxicity test that detects a broad range of toxins and chemical agents in water. Microtox® makes toxicity analysis simple and easy to perform and results can be generated in as little as 30 minutes. Microtox® toxicity testing technology is used in drinking water, wastewater, environmental remediation, research and industrial applications around the world. With nearly 600 peer-reviewed scientific articles and more than 2,000 instruments sold worldwide, the Company believes that the Microtox® toxicity test system is the standard for rapid toxicity screening and analysis.

The Company is currently working with drinking water utilities, food processors and other customers as they consider the development and implementation of monitoring processes to reduce their risk from contamination of water supplies. In the U.S., approximately 100 drinking water utilities and four food processors are currently using Microtox toxicity testing technology as part of their early warning or emergency response programs to detect contamination of water supplies. The rapid response of the Microtox® toxicity assay allows water utilities to rapidly detect—and quickly respond to - any changes in water quality. It is for this reason that the technology is viewed by many national and international experts as an effective means for detecting and combating terrorism in water applications.

The Company also markets a portable version of the Microtox® technology known as Deltatox®. Departments of Health in a number of states, the largest private water utility in the country and US EPA emergency response teams are using Deltatox® technology as part of their emergency response programs.

Drinking water utilities will generally run toxicity tests on a daily basis and, in doing so, consume the Microtox® reagent and other consumables necessary to run the test. This represents a recurring revenue source for this product line. A typical drinking water utility, testing three times per day, would consume approximately $15,000-$20,000 of reagents on an annual basis.

Currently in the United States, the Company believes that there are no other companies marketing a rapid bioluminescence based toxicity test, and only a few other companies who market a rapid toxicity test that is competitive with Microtox®. However, we are aware of competitive programs outside the U.S.

The US EPA is currently considering adding Microtox® to its approved list of toxicity test methods under the Whole Effluent Toxicity testing program. This is the regulatory program under which permitted waste dischargers, including the large number of municipal sewage treatment plants, are mandated to test their effluents on a regular basis and comply with regulated toxicity discharge limits. When and if this method becomes an approved method, this will open up a significant market for Microtox®. The size of this testing market is estimated to be between $25-$30 million, however this consideration will also likely stimulate the entrance of numerous competitors into this market.

Pesticides. The entrance of pesticides into the water supply as a result of agricultural and residential runoff continues to be a problem. In areas of substantial agricultural activity, drinking water is tested for pesticides to protect drinking water supplies and to comply with federal and state regulations. The Company’s pesticide test kits are used extensively by water quality researchers, resource managers, drinking water system operators, federal agencies such as the U.S. Geological Survey and Department of Agriculture, state environmental and health departments, drinking water utilities and environmental engineering companies for surface and groundwater monitoring, drinking water source and supply management, soil analysis and chemical fate and transport studies.

The RaPID Assay® test kit marketed by the Company for one of these pesticides—Atrazine—was validated in 2003 by the US EPA under the Environmental Technology Verification program. The report confirmed the accuracy and reliability of the Company’s RaPID Assay® test format for Atrazine and, in our evaluation of the data, is one of only two immunoassay products validated by this program showing acceptable performance for this application.

The Company believes that it offers immunoassay test kits for a far larger number of different pesticides or pesticide classes than any other company. This wide product offering is an advantage, especially in international markets, where a wide variety of pesticides (different from those applied in North America) may be used providing the Company with a wide market for our products.

Immunoassays are specific for a particular pesticide or pesticide class. When a customer is analyzing for one pesticide or class, the advantages to using immunoassay include speed, ease of use, field portability, and cost per test. If a customer needs to analyze for multiple pesticides or pesticide classes, the use of immunoassay becomes less advantageous and laboratory analysis becomes more competitive. The Company markets its products to those users who are analyzing for a single class of compounds and who are in situations where speed to result, ease of use, field portability, cost per test, or some combination of these is desirable.

Environmental Remediation. Analytical testing is routinely done during environmental remediation projects as required by federal and state regulations such as the Resource Conservation and Recovery Act (RCRA), Superfund (CERCLA) other federal and state regulations in the United States and similar regulations internationally. Economic factors, such as the cleanup and re-development of urban real estate (“Brownfields”) also drive the demand for environmental remediation and testing. After initial discovery of a contaminated site, a substantial amount of analytical testing is typically required to complete a site characterization and to delineate the extent and location of the contamination. Upon the commencement of a remedial action project, additional testing is necessary to determine the effectiveness of the remediation measures. In addition, ongoing testing as part of a long-term monitoring program is frequently required at many remediation sites. The Company’s products are applicable at each of these stages of an environmental project.

The Company’s key user segments in these applications have been the largest environmental engineering and construction firms, the Department of Defense (including the US Army Corps of Engineers), the Department of Energy, NASA, NOAA, and many other major federal and state regulatory and research agencies.

Typical contaminants of concern at contaminated sites include petroleum and fuel-derived products, polycyclic aromatic hydrocarbons (PAHs), polychlorinated biphenyls (PCBs), dioxins, explosives, pesticides, and chlorinated solvents. The Company is currently marketing test kits for all of these contaminant classes.

The Company is seeing some new opportunities as agencies, such as the US EPA and the US Army Corps of Engineers, promote, and often require through contract mechanisms, the use of field analytical tools. The EPA and US Army Corps of Engineers are jointly promoting what they call the “Triad Approach” which uses immunoassay and other field analytical systems to increase the accuracy and reduce costs on environmental projects. In public presentations and publications promoting the use of field analytical tools, US EPA and US Army Corps of Engineers officials often cite successful field sampling projects referring to the Company’s products by trade name. This has the potential to expand the market for immunoassay and field analytical kits in general, and specifically those products marketed by the Company. In one frequently used example, EPA cites the use of the Company’s RaPID Assay® and EnviroGard® products at a project in the State of Washington where the use of the Triad Approach reduced the project’s analytical cost to $589,000, from an estimated $1,200,000 that would have been required using a traditional site characterization approach and laboratory-based analytical methods. Continued promotion of this program is expected and may stimulate demand for the Company’s products. That said, the Company believes the overall market for remediation products is shrinking at approximately 4% per year, due to weak general economic conditions and lower levels of Federal funding to support remediation projects in this area.

Environmental Contaminant Test Products. The Company sells different format immunoassay product into the environmental market including latex particle-based tests, coated-tube tests, magnetic particle tests and microtiter plate tests. Each of the four different test formats has performance characteristics that make them more or less suited for a particular customer application. The Company positions the sale of all of its products so as to provide the customer with the best product for its specific application.

All of the environmental test kits include components for the extraction of target analytes from the sample matrix (typically soil or water) and subsequent analysis. Sample preparation time is typically less than five minutes per sample. All of the Company’s environmental test kits are capable of analyzing multiple samples and some allow analysis of as many as forty samples per hour.

Other Assays

RapidChek® SRB. Sulfate Reducing Bacteria (“SRBs”) are environmentally significant because they generate hydrogen sulfide gas and cause corrosion of stainless steel pumps, pipelines, and drilling rigs and result in the souring of oil reserves. SRBs can be controlled by the addition of treatment chemicals. Historically, the majority of testing in this market was performed using a culture method called the American Petroleum Institute Recommended Procedure No. 38. This method requires that samples be incubated from 14-28 days before a result is obtained. RapidChek® SRB test is a simple-to-use, field portable test that provides the user with accurate results in 20 minutes and allows for a rapid, more cost-effective application of treatment chemicals. Although the Company believes there is a large market for SRB testing, to date the Company has not sold a significant amount of these tests.

Antibody Products

The Company develops, manufactures and markets a comprehensive set of monoclonal and polyclonal antibody products and services. Specific expertise includes hybridoma development and cell culture expertise, large-scale ascites and antibody production, large-scale purification, characterization and a complete array of related services.

These products are sold to a wide range of customers including pharmaceutical, biotechnology and diagnostic companies and major research centers in the United States, the European Union and the Pacific Rim. The Company believes it is one of the largest independent custom antibody operations in the United States. Throughout the Company’s history, many product development agreements have progressed from research projects to long-term supply arrangements. The comprehensive customer base of this division has the potential to provide an even greater number of these meaningful opportunities. The Company believes the size of the market where its technology and products apply to be $160 million on an annual basis and it is highly fragmented.

Continuing work on the human genome project by our biotechnology customers has provided an opportunity for increased sales to these customers. The study of gene functionality is often examined at the protein level, and antibodies, which naturally bind to proteins, are critical tools in building on this new knowledge. Going forward, the Company believes that, as work continues on this project, it will provide a unique opportunity for the Company to build on our existing market share.

The Company received AAALAC (Association for the Assessment and Accreditation of Laboratory Animal Care) accreditation at its Maine polyclonal antibody facility in October 2000. The Maine site now joins the Delaware facility, which has maintained AAALAC accreditation since 1993, in offering products and services which meet the highest quality standards in the industry.

In the fourth quarter of 2003, the Company took a non-cash charge of $3.0 million in connection with the write-down of certain inventories. The write-down primarily reflects the Company’s decision to exit its “catalog” antibody business and to focus on its custom and made-to-order sales of antibody products. This non-cash charge is a result of the Company undertaking a strategic review of its operations in a manner designed to ensure the Company focuses its resources on its most promising growth opportunities. The Company’s evaluation included, but was not been limited to, the efficiency and effectiveness of the Company’s sales operations and manufacturing processes, the Company’s product offerings, the Company’s key channels to market, the size and opportunities within the principal markets targeted by the Company as well as those presented by the Company’s existing customer base. The goal of this effort was to improve operational and supply chain efficiencies of the Company.

Sales and Marketing Strategy

The Company sells products in the food safety, water quality and antibody market categories through a small direct sales force, a network of over 50 distributors in Canada, Mexico, Latin America, Europe and Asia and its corporate partners. The Company has a sales organization of 21 individuals. The Company also has a European headquarters and sales operation near London, England.

In the U.S., the major route of sale is through a national field sales force in defined sales territories. The field sales force is augmented by an in-house sales force and customer service function, which in addition to selling product directly to customers, provides marketing and logistics support to the field sales personnel and interfaces between customers and technical support.

The Company recently began evaluating the efficiency and effectiveness of its sales effort, as well as its distributor network, in order to determine the based channels to market. Early findings showed a majority of the effort was focused on customer service rather than outbound sales calls. The Company has instituted metrics in order to measure the productivity of its direct sales force, including sales call and prospect reporting, sales pyramids and time engaged in direct customer contact.

Competition

Many of the Company’s potential competitors are large companies with substantially greater financial and other resources than the Company. To the extent that any such companies enter into one or more of the Company’s markets, the Company’s operations could be materially adversely affected. The Company anticipates increased competition as potential competitors perceive that the Company’s markets have become commercially proven.

Competing with the Company for GM testing market share are three companies that offer rapid, immunoassay-based methods. They include EnviroLogix, Inc., Agdia, Inc., both privately held companies, and Neogen Corp., a publicly-held company. EnviroLogix markets a wide breadth of GM tests and also offer strips tests for the detection of aflatoxin (mycotyoxin) in corn and cotton. Agdia sells a wide line of tests for plant viruses and pathogens. Neogen, though the leader in mycotoxin analysis, has not been able to gain a significant share in the GM testing arena. Neogen has an extensive record of mycotoxin sales and has the largest line of products, applications and approvals.

Other companies may be developing additional products for one or more of the Company’s markets that could be competitive with the Company’s products. The Company believes none of these competitors have products that compete with all of the Company’s products in the food safety market. Additionally, the Company has exclusive rights to products developed by Syngenta Crop Protection and is the sole provider of other GM tests. The Company believes that the breadth of its product offerings in the food safety market, the expertise it has accumulated in developing tests for GM traits in the food safety market, the relationships it maintains with the developers of new genetically modified plant varieties and the extensive customer relationships it has assembled throughout the agricultural seed, grain and food processing industries are all significant competitive advantages.

In food pathogen testing, the Company is the new entrant to the market and faces a wider base of competition. The world-wide rapid-method pathogen testing market is estimated to be $200 million annually and as such has drawn competitive products. The Company’s RapidChek® E. coli O157 and Salmonella tests will compete globally with numerous competitive rapid testing systems. Instrument-based tests are offered by bioMerieux SA and Dupont Qualicon among others. Competitive lateral flow tests are offered from Neogen Corp., BioControl Systems, Inc., Tecra Holdings Pty Limited and others. In addition, traditional lab culture methods offer direct competition. The Company hopes to gain market share from competitive methods and with new users due to key product advantages such as speed of result, ease-of-use and accuracy.

There is no direct competition for the Company’s Microtox® product line in the United States. In Europe and other parts of the world, the Company competes against one other instrument based test method produced by Dr. Bruno Lange GmbH & CO, an affiliate of The Donaher Corporation, which has greater technical and marketing resources than the Company. The Company believes its products have a number of competitive advantages including the comprehensive screening for general toxicity and competes effectively on superior features and functions.

Currently, the Company believes that there are no similar competing immunoassay products for the Company’s SRB, proprietary chemical, industrial marker or water treatment polymer tests. The Company holds U.S. patents relating to the SRB tests and believes they will help to provide a competitive advantage in the event that competing products enter the market. The Company’s water treatment polymer tests are unique to the industry and the Company has secured U.S. patents and an exclusive technology license and believes that such property will help to provide a competitive advantage in the event that competing products enter the market.

In the antibody product line, competitors include large pharmaceutical, research and diagnostics organizations, some of which have significantly greater revenues than the Company. These companies produce these products internally and purchase similar products from our antibody services group. Additionally, there are a number of smaller companies that offer competing products. The Company believes that the scale of its operations and the breadth of its product lines, among other things, are significant competitive advantages.

Regulatory Approvals

The environmental legislation and regulations that the Company believes are most applicable to its current business are RCRA, CERCLA, TSCA, FIFRA and the Pure Food and Drug Act. For analysis of water and wastewater, the Safe Drinking Water Act, the Clean Water Act and the NPDES permitting program under the Clean Water Act also will be significant to the Company’s business. As the utility of the Company’s Microtox® products continues to be widely recognized in drinking water security applications, regulations and mandates associated with Homeland Security programs may also have an impact on the Company’s business. Collectively, these programs regulate the management, disposal and clean-up of hazardous substances and protect the nation’s ground and surface water and drinking water supplies. In addition, regulatory responsibilities in a number of areas have been delegated to state agencies and state and local laws and regulations impose additional restrictions and requirements. While environmental regulations overseas vary, many countries, particularly those in Europe, have counterparts to the U.S. legislation.

The Company believes that the validation and acceptance of its products by regulatory agencies, though not required for the use of its products in most cases, is a significant factor in gaining market acceptance. There are two main areas in which the Company is seeking regulatory acceptance for its products: environmental contaminant testing methods by the federal and state environmental protection agencies and water testing methods by the federal and state agencies. The EPA and some state agencies have evaluated certain of the Company’s analytical methods and accepted their use for certain remediation and monitoring activities. The Company believes that further validation by these agencies would stimulate demand for the Company’s products. The Company expects that as its products are subjected to wider use under various conditions and subjected to traditional validation techniques, such acceptance will generally be granted. Such acceptance would serve to strengthen already compelling customer motivations such as the ease-of-use and specificity characteristics of the Company’s products, but is not a prerequisite to selling the products in the markets the Company serves.

Environmental Contaminant Testing Methods. EPA SW-846 is the compendium of analytical and test methods published by the EPA’s Office of Solid Waste (OSW). SW-846 is a guidance document listing those analytical methods that have been validated by the EPA for a stated purpose. Some states also recognize the use of SW-846 methods under their hazardous waste programs. SW-846 methods are technically only applicable to regulatory programs under RCRA, however, other federal, state and local environmental programs, including CERCLA and TSCA, often refer to and rely on SW-846 methods for purposes of remediation and monitoring.

The Company currently has more than 30 SW-846 validated methods and has submitted applications to achieve validation on others, including tests for dioxins.

Other Testing Methods. Tests for bacterial food pathogens, mycotoxins, genetically engineered traits in plants, and water treatment polymers are currently unregulated. However, agencies such as the EPA, the FDA and the Food Safety and Inspection Service of the U.S. Department of Agriculture are engaged in testing environmental samples and, together with the AOAC Research Institute, maintain compilations of official methods for use in testing for environmental contaminants in certain market segments. Some of these organizations also issue procedures and guidelines for validating new methods. Although not required, official methods adopted by these agencies sometimes have the impact of regulated facilities following the practice of the agency.

Manufacturing

The Company currently manufactures test kits for the detection of a wide array of analytes in five immunoassay formats: one-step lateral flow tests, coated-tubes, latex particle filtration, magnetic particles and micro titer plates, and in one bioluminescence format: Microtox® toxicity test system. In addition to test kits, the Company supplies ancillary equipment and supplies including test evaluation instruments, reagents, sample media, spectrophotometers, pipettes, balances and timers.

The Company also supplies a wide array of custom antibody products and services to the in-vitro diagnostic, academic and medical research industries. Antibodies are developed and produced using live animals or cell culture methods. Polyclonal antibodies are routinely produced in goats, rabbits, chickens, mice, guinea pigs and other rodents. Monoclonal antibodies are typically produced in mice and cell culture.

Animal facilities house isolated specific pathogen free animal colonies or herds. The animals are routinely tested to assure they are free from disease and are isolated from conventional colonies or herds. The isolated colonies or herds are less likely to acquire catastrophic diseases. The animal facility in Windham, Maine maintains a USDA Class B dealer’s license. Both the polyclonal production facilities in Windham, Maine and the mouse facility in Newark, Delaware are AAALAC accredited.

AAALAC is a private nonprofit organization that promotes the humane treatment of animals in science through a voluntary accreditation program. AAALAC stands for the “Association for Assessment and Accreditation of Laboratory Animal Care.” The Company volunteers to participate in AAALAC’s program, in addition to complying with the local, state and federal laws that regulate animal research. The accreditation requires the Company to meet high standards demonstrating our commitment to responsible animal care and use. The Company utilizes the accreditation as a marketing tool as well as an infrastructure tool for the caring for valuable animals. Other antibody services include cell banking, cell line testing, antibody purification, conjugation, and fragmentation.

The key manufacturing processes are instrument production, critical reagent and in-process testing, filling and dispensing, lateral flow strip production, kit assembly, quality control, packaging and shipping. The Company produces the Microtox® test systems from its manufacturing facility in Oceanside, California. The technical manufacturing group produces critical reagents from its laboratories in Newark, Delaware and the sub-assemblies and finished kits are manufactured and shipped worldwide out of the Company’s headquarters facility in Newark, Delaware.

Biological materials are primarily developed and produced in-house, however, some reagents are licensed from third parties or purchased from commercial sources. A crucial step in the Company’s manufacturing process is the stabilization of the immunoreagents utilizing proprietary lyophilization techniques. In general, raw materials used by the Company in its products are obtainable from multiple sources. The Company purchases instruments and ancillary equipment from outside vendors. A number of the instruments sold by the Company were developed to be used exclusively with the Company’s products and are subject to specific supply agreements. The Company believes that the raw materials, instruments and equipment used in the manufacture of its products are adequately available for the Company’s current and foreseeable manufacturing needs.

The Company manufactures certain products in accordance with FDA’s Good Manufacturing Practices guidelines and has implemented data driven problem solving and statistical process controls to continuously improve quality and performance. The Company utilizes an integrated Manufacturing Resource Planning (MRP) tool to control all elements of the supply chain and manufacturing processes; including raw material procurement, inventory management, capacity planning and production scheduling, work-in-process tracking, order processing, shipping and customer invoicing.

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

Research and Development

The Company engages in substantial research and development activities involving antibody and immunoassay development. In the three years ended December 31, 2003, 2002 and 2001, the Company incurred approximately $2.6 million, $3.3 million and $3.0 million, respectively, in research and development expenditures, principally for test kit products. Research and development expenses decreased $695,000 in 2003, primarily due to higher expenses in the prior year associated with the development efforts of the Company’s food pathogen and animal feed test, and continued emphasis on devoting research and development resources to internal projects rather than undertaking contract research projects for third parties.

The Company’s laboratory facilities located in Newark, Delaware were designed and built specifically for conducting research and development relating to antibody and immunoassay technology. These facilities include the state-of-the art, cGMP, Association for the Assessment and Accreditation of Laboratory Animal Care (“AAALAC”) approved, antibody development and large-scale production facilities. The Company has assembled a scientific staff with extensive experience in the development of monoclonal and polyclonal antibodies, immunogens and assay reagents.

The Company’s assay development scientists are experienced in developing tests in a variety of different immunoassay formats, including rapid, on-site tests. Research and development personnel have complementary skills in several advanced research disciplines, including synthetic organic chemistry, protein chemistry, biochemistry, immunology, immunochemistry, and microbiology. In addition to the technical expertise resident within the research and development staff, the Company’s antibody manufacturing expertise provides the Company, as well as its outside clients, with large-scale cGMP production, bioprocessing, purification and quality control of antibodies and reagents. The Company’s research and development activities are focused on developing products to expand its manufacturing base and leverage its sales and marketing organization.

To the extent the Company believes that improvements to existing products significantly enhance competitiveness, expand a market or improve market penetration, the Company funds such efforts. In the markets where the Company has chosen to compete, rapid field screening tests are highly valued and the Company is actively engaged in developing proprietary technology to better meet those needs and enhance the Company’s overall performance. The Company has extensive expertise, facilities and equipment relating to the development and manufacture of one-step lateral flow tests, and is working aggressively to further develop this technology.

The Company’s research and development organization consists of approximately 22 individuals, of which 10 hold advanced academic degrees. Approximately one-third of the Company’s employees are involved in technical job functions.

Proprietary Technology and Patents

The Company’s products are based on the use of proprietary reagents, technology and test systems developed by Company scientists or acquired externally. Accordingly, the Company has implemented a number of procedures to safeguard the proprietary nature of its technology. The Company requires its employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting relationship with the Company and all employees are required to agree to assign to the Company all rights to any inventions made during their employment or relating to the Company’s activities.

Additionally, the Company seeks to protect its technology and processes through the patent process for its test kit business. The Company currently holds 31 issued U.S. patents, including three U.S. patents licensed for exclusive use by the Company, and six U.S. patent applications are pending.

U.S. Patent	Title
4,999,286	Sulfate reducing bacteria determination and control

5,200,346	Aldicarb immunoassay by sulfone equivalents

5,411,869	Immunological analogs for captan

5,426,035	Method for compensating toxicity test data

5,427,955	Photochemical determination of organic compounds (license)

5,429,952	Marking of products to establish identity and source (license)

5,449,611	Polyaromatic hydrocarbon (PAH) immunoassay method, its components and a kit for use in performing the same

5,484,709	Immunoassay method for detecting an immunologically non-remarkable compound

5,541,079	Monoclonal and polyclonal antibodies and test method for determination of organophosphates (license)

5,547,877	Methods for the rapid detection of toxic halogenated hydrocarbons and kits useful in performing the same

5,558,996	Fungus extraction method and kit

5,573,954	Method of obtaining a small representative solid-phase sample

5,576,187	Standards for phosphorothioate insecticide immunoassays

5,593,850	Monitoring of industrial water quality using monoclonal antibodies to polymers

5,618,681	Polyaromatic hydrocarbon (PAH) immunoassay method, its components and a kit for use in performing the same

5,658,463	Kits and processes for extraction of analytes from solid materials

5,679,574	Quantitative test for oils, crude oil, hydrocarbon, or other contaminants in soil and a kit for performing the same

5,691,148	A petroleum immunoassay method, its components and a kit for performing the same

5,780,250	Immunoassay standards for polyaromatic hydrocarbon detection

5,834,222	Polychlorinated Biphenyls (PCB) immunoassay method

5,858,692	PCB immunoassay

5,874,216	Indirect label assay device for detecting small molecules and method of use thereof

5,891,657	Immunoassay standards for volatile analytes with benzene rings

5,919,645	Method for the direct determination of the toxicity of particulate solids

5,994,145	Reagents, methods and kits for detecting TCE and PCE

6,096,563	Dual particle immunoassay method & kit

6,146,903	Determination method

6,190,922	Substrate supported liquid extraction

6,376,195	Indirect label assay device for detecting small molecules and method of use thereof

6,420,530	Determination method

6,663,833	Integrated Assay Device and Methods of Production and Use

The Company believes that low-cost, easy-to-use, rapid field screening tests have the potential to be significant products in their applicable markets. Therefore, the Company continues to develop technology relating to immunoassay formats with those features and has one pending patent application related to a novel production process. The Company believes that there is significant market opportunity for tests that can detect genetically modified crops and two of its pending patent applications are in this field. Two of its pending patent applications deal with tests for the detection of animal proteins in animal feed and one pending patent application deals with isolation of pathogenic microorganisms from food.

There can be no assurance that the Company’s patent applications will result in the issuance of any patent or that any patents issued to the Company would provide protection that is sufficiently broad to protect the Company’s technology and products. In addition, the Company cannot be certain that it was the first creator of inventions covered by pending patent applications or that it was the first to file patent applications for such inventions.

In addition to seeking patent protection for the Company’s proprietary information in its test kit business, the Company also relies upon trade secrets, know-how and continuing technical innovation to maintain competitiveness for both the test kit and antibody businesses. The Company has developed a number of proprietary technologies which it has chosen not to patent, including stabilization systems for reagents, chemical syntheses for conjugates, immunogens and analyte analogs, and strategies relating to antibody development. Regarding the latter, the Company’s extensive expertise has enabled it to develop antibodies and products that are unique to the industry including antibodies to pathogenic food microorganisms, transgenic plant proteins, mycotoxins, water treatment polymers, the explosive RDX, and the pollutants BTEX and TCE. In addition, the Company has developed and continues to develop proprietary media formulations designed to enrich the selective growth of pathogenic food microorganisms.

Under two license agreements, the Company has been granted the right and license throughout the world to use magnetocluster technology in connection with the Company’s RaPID Assay® products for the detection of environmental analytes. This license requires the Company to pay royalties starting at 4% of net sales of such products each year and declining to 2% based upon the volume of sales in such year.

Employees

As of December 31, 2003, the Company had 159 full time and one part time employees including 150 regular and 10 contract employees. All of the Company’s employees have executed agreements with the Company agreeing not to disclose the Company’s proprietary information, assigning to the Company all rights to inventions made during their employment, and prohibiting them from competing with the Company. None of the Company’s employees are covered by collective bargaining agreements. The Company believes that its relations with its employees are good.

Certain Risks Related to Our Business

The following is a discussion of certain significant risk factors that could have an adverse impact our financial condition, performance and future prospects.

Our products must gain market acceptance for us to increase revenue.

Any product that we sell or develop must compete for market acceptance and market share. An important factor will be the timing of market introduction of competitive products. Accordingly, the relative speed with which we and competing companies can develop products, complete any required approval processes, and supply commercial quantities of the products to the market will be an important element of market success.

Significant competitive factors include:

•	timing and scope of regulatory approval;

•	product availability;

•	awareness and acceptance of our products;

•	marketing and sale capabilities;

•	the product attributes relative to its cost;

•	price; and

•	exclusivity, through patent protection or otherwise.

Our research, development and commercialization efforts may not succeed or our competitors may develop and commercialize more effective or successful diagnostic products.

In order to remain competitive, we must regularly commit substantial resources to research and development and the commercialization of new products.

The research and development process generally takes a significant amount of time from inception to commercial product launch. This process is conducted in various stages. During each stage there is a substantial risk that we will not achieve our goals on a timely basis, or at all, and we may have to abandon a product in which we have invested substantial amounts.

Other companies have products that compete with our products, and also may develop effective and commercially successful products. Our competitors may succeed in developing or commercializing products that are either more effective than ours, or that they market before we market new products that we may develop.

There may be additional competitive products about which we are not aware. If our competitors are able to reach the commercial market before we are, this could have a material adverse effect on our ability to reach the commercial market and sell our products.

Many of the organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, greater experience product development and in obtaining regulatory approvals, and greater manufacturing and marketing capabilities than we do. These organizations also compete with us to license proprietary technology.

If we fail to obtain or maintain the regulatory approvals necessary to sell our products, sales could be negatively impacted.

Generally our test kits do not require pre-market approval by the U.S. Food and Drug Administration (the “FDA”) or any other regulatory agency at this time. However, agencies such as the EPA, FDA and the Food Safety and Inspection Service of the U.S. Department of Agriculture are engaged in testing environmental samples and, together with the Association of Official Analytical Chemists International (“AOAC”), maintain compilations of official methods for use in testing for environmental contaminants in certain market segments, along with procedures and guidelines for validating new methods. The failure of these programs to accept the Company’s products could have an adverse impact on our business. The environmental legislation and regulations that the Company believes are most applicable to its current business are RCRA, CERCLA, TSCA, FIFRA and the Pure Food and Drug Act. For analysis of water and wastewater, the Safe Drinking Water Act, the Clean Water Act and the NPDES permitting program under the Clean Water Act also will be significant to the Company’s business. As the utility of the Company’s Microtox® products continues to be widely recognized in drinking water security applications, regulations and mandates associated with Homeland Security programs may also have an impact on the Company’s business.

Although the Company’s products may not regulated, the industry segments into which its products are sold maybe regulated, and demand for the Company’s products maybe driven by these regulations or the lack thereof.

These regulations vary from country to country. The regulatory environments in which we compete could change dramatically, which may require us to incur significant costs in obtaining or maintaining regulatory approvals. If we do not obtain or maintain regulatory approvals to enable us to market our products in the United States or elsewhere, or if the approvals are subject to significant restrictions, the demand for our products maybe negatively impacted.

If we do not match our product manufacturing capability to customer demand in a cost-effective manner, our product sales may suffer.

Our product sales depend upon, among other things, our ability to manufacture our products in commercial quantities and in a cost-effective manner. To the extent there is a dramatic increase in demand for our products, we may not be able to manufacture the products in a quick and cost effective manner. Our manufacturing success also depends, in part, in our ability to transition products from research and development into commercial scale manufacturing. If we are not successful in this transition, our ability to produce products may suffer.

Our business could suffer if we cannot attract, retain and motivate skilled personnel.

Our success depends on our continued ability to attract, retain and motivate highly qualified personnel, including our current executive officers and other key employees. If such executive officers or other key employees were to leave and the Company were unable to obtain adequate replacements, the Company’s operating results could be adversely affected. In addition, the Company’s growth depends on its ability to attract, retain and motivate skilled employees, and on the ability of its officers and key employees to manage growth successfully.

It is difficult and costly to protect our intellectual property rights, and we cannot ensure the protection of these rights; we may be sued by others for infringing their intellectual property rights.

Our commercial success will depend in part on obtaining patent protection on our products and successfully defending these patents against third party challenges. The patent positions of technology driven companies can be highly uncertain and involve complex legal and factual questions. Accordingly, we cannot predict the breadth of claims allowed in our patents.

Others have filed, and in the future are likely to file, patent applications covering products and technologies that are similar, identical or competitive to ours, or important to our business. We cannot be certain that any patent application owned by a third party will not have priority over patent applications filed or in-licensed by us, or that we or our licensors will not be involved in interference proceedings before the United States Patent and Trademark Office.

Although no third party has asserted a claim of infringement against us, others may hold proprietary rights that will prevent our product candidates from being marketed unless we can obtain a license to those proprietary rights. Any patent related legal action against us claiming damages and seeking to enjoin commercial activities relating to our products and processes could subject us to potential liability for damages and us to obtain a license to continue to manufacture or market the affected products and processes. We cannot predict whether we would prevail in any of these actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. If we become involved in litigation, it could consume substantial managerial and financial resources.

We rely on trade secrets to protect technology in cases when we believe patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. While we require certain employees and suppliers to enter into confidentiality agreements, we may not be able to protect adequately our trade secrets or other proprietary information. If we cannot maintain the confidentiality of our technology, our ability to receive patent protection or protect our proprietary information may be imperiled.

If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may have to limit or cease commercialization of our products.

The testing and marketing of our products gives rise to an inherent risk of product liability. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or cease commercialization of our products. We currently carry product liability insurance at a level we believe is commercially reasonable, although there is no assurance that it will be adequate to cover claims that may arise. In certain customer contracts we indemnify third parties for certain product liability claims related to our products. These indemnification obligations may cause us to pay significant sums of money for claims that are covered by these indemnifications.

If our Company does not produce future taxable income, our ability to realize the benefits of deferred tax assets could be impaired.

As of December 31, 2003, the Company had federal net operating loss carryforwards, including those acquired in the Company’s past acquisitions, of approximately $17,530,000, which, if not utilized, begin to expire as follows:

Year	Amount of NOL (in thousands)
2007	$1,049
2008	2,565
2009	3,297
2010	5,109
Thereafter	5,510

Total	$17,530

The Tax Reform Act of 1986 (the Act) limits the annual use of net operating loss and research and development tax credit carryforwards (after certain ownership changes, as defined by the Act). The application of these limits could significantly restrict our ability to utilize carryforwards. Of our total net operating loss carryforwards, $14,897,000 may be affected by these limitations, since a cumulative change in ownership of more than 50% has occurred within a three year period with respect to those net operating loss carryforwards. Because United States tax laws limit the time period during which these carryforwards may be applied against future taxes, we may not be able to take full advantage of these attributes for Federal income tax purposes if we do not have future taxable income against which to use the carryforwards before they expire.

Our results of operations may fluctuate, which could cause volatility in our stock price.

Our results of operations may fluctuate significantly in the future as a result of a number of factors, many of which are outside of our control. These factors include, but are not limited to:

•	unanticipated events associated with regulatory changes;

•	general economic conditions:

•	seasonality;

•	acceptance of our products;

•	the success of products competitive with ours;

•	expenses associated with development and protection of intellectual property matters;

•	establishment or maintaining of commercial scale manufacturing capabilities;

•	the timing of expenses related to commercialization of new products;

•	the timing and success in building our distribution channels.

The results of our operations may fluctuate significantly from quarter to quarter and may not meet expectations of securities analysts and investors. This may cause our stock price to be volatile.

If we use biological and hazardous materials in a manner that causes injury or violates laws, we may be liable for damages.

Our research and development activities involve the controlled use of potentially harmful biological materials as well as hazardous materials, chemicals and various radioactive compounds. We use radioactivity in conducting biological assays and we use solvents that could be flammable in conducting our research and development activities. We cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling or disposal of these materials. We do not maintain a separate insurance policy for these types of risks. In the event of contamination or injury, we could be held liable for damages that result, and any liability could exceed our resources. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations could be significant.

The difficulties of operating in international markets may harm sales of our products.

The international nature of our business subjects us and our representatives, agents and distributors to the laws and regulations of the jurisdictions in which they operate, and in which our products are sold. The types of risks that we face in international operations include, but are not limited to:

•	the imposition of governmental controls;

•	logistical difficulties in managing international operations; and

•	fluctuations in foreign currency exchange rates.

Our international sales and operations may be limited or disrupted if we cannot successfully meet the challenges of operating internationally.

ITEM 2. PROPERTIES

The Company is headquartered in Newark, Delaware, and occupies approximately 28,000 square feet of space under an operating lease expiring in December 2007. The Company also leases approximately 34,000 square feet of manufacturing and research space, also in Newark, Delaware, under an operating lease. This lease expired in November 2003 and the Company is currently negotiating the extension of this lease on similar terms. The Company leases approximately 1,700 square feet of instrument manufacturing space in Oceanside, California, under an operating lease expiring in June of 2005. The Company owns and occupies approximately 75,000 square feet of manufacturing, research and animal facility space and approximately 17 acres of farmland in Windham, Maine

The Company leases regional sales offices near London, England. The Company believes that its equipment and facilities are adequate for its present purposes.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is traded on The Nasdaq National Market under the symbol “SDIX.” Set forth below are the quarterly high and low bid prices for the shares of Common Stock of the Company as reported by Nasdaq without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

	Common Stock Price Range
Fiscal Year Ended	High	Low
December 31, 2003:
First Quarter	$5.50	$3.07
Second Quarter	5.66	3.50
Third Quarter	4.94	3.81
Fourth Quarter	5.75	3.86

December 31, 2002:
First Quarter	$8.35	$4.55
Second Quarter	5.50	3.88
Third Quarter	4.60	2.45
Fourth Quarter	4.47	2.85

On March 8, 2004 there were approximately 6,784 holders (334 holders of record) of the Common Stock of the Company. The Company has never paid any cash dividends on its Common Stock and pursuant to the Company’s financing agreement with PNC Bank, Delaware, the Company’s commercial bank, no dividends or distributions may be paid on account of its Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except share and per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
Product related	$25,466	$23,264	$28,497	$24,773	$21,225
Contract and other	117	517	874	1,101	1,309

Total revenues	25,583	23,781	29,371	25,874	22,534

Operating expenses:
Manufacturing	14,511	12,340	14,512	11,287	9,078
Research and development	2,603	3,298	2,954	2,932	2,450
Selling, general and administrative	10,046	10,277	10,290	9,333	8,668
Acquired research and development	—	—	—	—	3,500

Total operating expenses	27,160	25,915	27,756	23,552	23,696

Operating income (loss)	(1,577)	(2,134)	1,615	2,322	(1,162)
Interest expense, net	(40)	(50)	(33)	(415)	(372)
Gain on sale of assets	—	374	76	283	—

Income (loss) before taxes	(1,617)	(1,810)	1,658	2,190	(1,534)
Income tax expense (benefit)	(763)	(898)	512	642	(5,317)

Net income (loss)	(854)	(912)	1,146	1,548	3,783
Preferred stock dividends	—	—	20	—	32

Net income (loss) applicable to common stockholders	$(854)	$(912)	$1,126	$1,548	$3,751

Basic net income (loss) per share applicable to common stockholders	$(0.04)	$(0.05)	$0.07	$0.09	$0.26

Shares used in computing basic net income (loss) per share applicable to common stockholders	18,999,000	18,419,000	17,008,000	16,585,000	14,374,000

Diluted net income (loss) per share applicable to common stockholders	$(0.04)	$(0.05)	$0.06	$0.09	$0.22

Shares used in computing diluted net income (loss) per share applicable to common stockholders	18,999,000	18,419,000	17,642,000	17,466,000	17,088,000

	Year Ended December 31,
	2003	2002	2001	2000	1999
BALANCE SHEET DATA:
Cash and cash equivalents	$5,158	$2,098	$2,379	$1,288	$2,491
Working capital	11,680	12,483	11,931	10,384	10,130
Total assets	33,275	33,166	32,134	26,555	29,672
Long-term debt	983	1,212	1,174	1,889	6,275
Stockholders’ equity	29,951	30,054	26,771	21,334	19,210

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Forward Looking Statements

This annual report contains certain forward-looking statements reflecting the current expectations of Strategic Diagnostics Inc. and its subsidiaries (the “Company”). These statements include, among others, statements regarding: the Company’s intentions with respect to future spending on research and development; the development, market acceptance and sales of tests for food-borne pathogens and related growth media; the size and nature of demand in the markets for the Company’s products and related effects on operating results; the need for water quality and toxicity tests; anticipated increases in sales of the Company’s Microtox® toxicity screening systems; the ability to reduce seasonal and other fluctuations in its sales; approval and validation by third parties of the Company’s food pathogen tests; the performance of the Company’s testing products; the amount of the Company’s contract revenue, sales of the Company’s antibodies; anticipated increases in gross margins, timing of new product introductions and other information that may be predictive of future operating results; the Company’s ability to reduce operating expenses; and the Company’s ability to improve operating results thus enabling it to meet future loan covenants. In addition, when used in this annual report, the words “anticipate,” “enable,” “estimate,” “intend,” “expect,” “believe,” “potential,” “may,” “will,” “should,” “project” and similar expressions as they relate to the Company are intended to identify said forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, which may cause actual results to differ from those anticipated at this time. Such risks and uncertainties include, without limitation, changes in demand for products, delays in product development, delays in market acceptance of new products, retention of customers, attraction and retention of management and key employees, adequate supply of raw materials, inability to obtain or delays in obtaining third party approvals, or required government approvals, the ability to meet increased market demand, competition, protection of intellectual property, non-infringement of intellectual property, seasonality, the ability to obtain financing and other factors more fully described in the Company’s public filings with the U.S. Securities and Exchange Commission.

Overview

The Company develops, manufactures and markets immunoassay and bioluminescence-based test kits for rapid and cost-effective detection of a wide variety of substances in the food safety and water quality markets and also provides antibody and immunoreagent research, development and production services to medical diagnostic and pharmaceutical companies, as well as research institutions.

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

On July 8, 2002, the Company purchased certain assets of Molecular Circuitry, Inc. (MCI). The purchased assets consist primarily of various proprietary growth media technology that will be used in combination with the Company’s diagnostic tests for food-borne pathogens, including Salmonella and E. coli. The assets purchased also include the sales and marketing rights to the ruminant feed test product line that the Company and MCI had been jointly developing.

On September 28, 2001, the Company acquired AZUR Environmental (AZUR), a privately held manufacturer of proprietary rapid test systems, including the Microtox® toxicity test system, which measures toxicity in drinking and process water. Mentioned in more than 600 peer-reviewed scientific articles and with more than 2,000 instruments sold worldwide, the Microtox® toxicity test system has been approved in regulations or standards in Canada, eight European countries, and has been submitted to the U.S. Environmental Protection Agency for approval.

See PART I, Item 1. Business for a more complete discussion of the Company’s line of business, principal products, market opportunities and competition.

The Company believes that its products in the food safety and water quality testing markets are unique and fill potentially large, unmet needs for rapid, easy-to-use analytical methods. The Company also believes that its products and technology currently being developed have broad application in diverse markets including the food and beverage and water treatment industries. The Company believes that an established product base, quality manufacturing expertise, experienced sales and marketing organization, established network of distributors, corporate partner relationships and proven research and development expertise will be critical elements of its potential future success.

2003 Accomplishments

The strength of the Company is in applying biotech solutions to customer problems. This stems from a history of working with customers to develop “bio-detection” systems that are fast, cost effective, and that enhance the safety, quality and value of the many products our customers deliver to their customers. To this end, the Company achieved the following significant milestones in 2003:

•	In food pathogens, the Company introduced and began commercially selling its RapidChek® E. coli O157 and Salmonella test systems, and continued the development of its Listeria test system

•	The RapidChek® Salmonella test systems received third party validation from the AOAC for a variety of foods

•	In February 2003 the Company released its FeedChekTM screening test for the detection of meat and bone meal in animal feed, which is linked to the transmission of BSE, commonly known as mad cow disease

•	In GM trait testing, the Company introduced and began commercially selling TraitChekTM lateral flow strip tests for the detection of Cry1F HerculexTM I and Cry3Bb YieldGard® Rootworm, which were also certified by the USDA Grain Inspection Packers and Stockyards Administration (GIPSA)

•	In water quality, the Company sold over 100 Microtox® and Deltatox® instruments, primarily in the drinking water utility market, and sold three units to food companies, which is a target market for the Company in 2004.

Growth and Profit Improvement Opportunities

Growth strategies for the Company include:

•	Developing new product applications from existing technologies, such as the application of the Microtox® technology, which was traditionally applied in drinking water applications, to the food and beverage industry.

•	Introducing new products into the food pathogen testing market, including RapidChek® Listeria, additional versions of the Company’s Salmonella test and wider utilization of proprietary growth media.

•	Exploring new channels to market, including co-marketing relationships.

•	Improving profit margins through changing product mix, increased volume and more efficient manufacturing operations, including the potential introduction of automation.

•	Potentially acquiring or licensing new technologies or products, when financially and strategically attractive.

Economic and Industry-Wide Factors

•	As industry continues to look for ways to reduce costs, the Company believes there will be a continual shift from testing, which requires highly trained personnel, expensive equipment and lengthy turnaround times for test results, to more rapid, accurate and cost-effective testing which can be performed by less highly trained personnel and completed in minutes or hours.

•	The global market for food pathogen testing continues to increase due to the globalization of food supply, the establishment of harmonized quality standards, the consumer’s desire for fresher, more ready-to-eat foods and foods from diverse geographies, and increasing regulatory and media scrutiny.

•	The trend of increasing acceptance of GM crops and the introduction of new traits may drive additional demand for the Company’s products in order to maintain identity preservation and tracking.

Seasonality

Sales levels for certain agricultural products may be impacted by seasonal demand trends. The demand for these test kits is typically higher in the first and third quarters due to harvesting patterns.

Results of Operations

Year ended December 31, 2003 versus year ended December 31, 2002

Revenues: Net revenues increased $1.8 million or 7.6% in 2003 over 2002. The following table sets out revenues by product category.

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2003	2002
	(in thousands)
Water quality	$6,902	$7,036	$(134)	-1.9%
Food safety	7,197	6,028	1,169	19.4%
Antibody	11,367	10,200	1,167	11.4%
Contract and other	117	517	(400)	-77.4%

Net revenues	$25,583	$23,781	$1,802	7.6%

Revenues for the water quality category decreased slightly in 2003, primarily due to decreasing sales of the Company’s remediation and pesticide test kits, which the Company believes was the result of weak general economic conditions in the national land development and construction industries. This decrease was offset by an increase in sales of the Company’ Microtox® toxicity screening systems during 2003, with over 100 instruments sold during 2003, including three instruments sold into the food industry, compared to a total of 69 instruments sold during 2002. The Company is expanding its efforts to market its Microtox® test systems to potential customers in the food and beverage industry to screen water as a key product ingredient, and the Company expects water quality revenues to grow in 2004.

Food safety revenues increased in 2003, led by sales of the Company’s E. coli 0157 testing kits. The Company entered the food pathogen testing market in early 2003 and saw a number of customers in the beef processing industry convert to the Company’s E. coli 0157 pathogen test from competitive lateral flow E. coli tests. The E. coli test system, which includes both an enrichment media and a rapid assay, continues to display superior sensitivity and specificity to E. coli O157 as compared to competing tests and, as a screening method, allows customers to avoid using slower, more costly methods on the vast majority of their samples. Other developments include a recently completed government-sponsored study that demonstrated the Company’s E. coli enrichment media outperformed the standard method.

Also during 2003, the Company released its Salmonella test, which is the most common bacteria test with respect to a wide variety of foods including meats, dairy and processed foods. Customer adoption of the Company’s Salmonella test has been slower than expected, which the Company attributes to the breadth and complexity of food matrices in this test segment and well entrenched competitive assays.

The Company continued its product development efforts with its Listeria product in an effort to ensure compliance with the October 2003 U.S. Department of Agriculture Food Safety and Inspection Service directives regarding environmental testing. In addition, the Company wants to ensure, prior to commercial launch of the product, that it has identified and developed the product features and benefits that would deliver greatest advantage to the marketplace in either the enrichment phase or the assay itself or both. The Company’s focus with all food pathogen testing products is to give the customer a lower total cost of ownership by providing the required specificity and sensitivity, while enhancing ease of use, time to result and work flow management.

Since the Company is a new entrant into this testing segment and holds a relatively small share of the market, and it believes its products attributes are competitive, the Company expects revenues to grow in this area in 2004.

Food safety sales of the Company’s products to detect genetically modified (GM) traits increased slightly in 2003 compared to 2002, primarily driven by the Company’s increasing penetration into the cottonseed and Brazilian soy testing markets, which was partially offset by the continued reduction in StarLink® test kit sales. Increased testing in the Brazilian market was primarily driven by the government opening its regulations to the planting of genetically modified soy, which it had not allowed previously. Sales of the Company’s test kits to detect StarLink® were approximately $1.6 million and $2.2 million, in 2003 and 2002, respectively. We expect StarLink® test kit sales to continue to decrease in 2004.

The Company has seen the introduction of new commercial products by the large agricultural biotechnology companies, including traits to protect corn crops from the corn rootworm, a pest more prevalent than the European corn bore and herbicide resistant corn. The Company has developed, validated and begun to sell tests to detect these traits, including TraitChekTM for the detection of Cry1F HerculexTM I and Cry3Bb YieldGard® Rootworm. The Company believes that this trend of new trait introduction will continue, as large agricultural biotechnology companies have publicly stated their commitment and investment in this technology area, and that as a result, demand for the Company’s testing products, other than tests for StarLink®, will increase as well. Many countries outside the U.S. and Canada have adopted labeling regulations that could stimulate demand for the Company’s products, as well as food manufacturers developing protocols to comply with these regulations.

In February 2003 the Company released its screening test, known as FeedChekTM, for the detection of meat and bone meal in animal feed, which is linked to the transmission of BSE, commonly known as mad cow disease. The transmission of mad cow disease is believed to be linked to the use of rendered meat and bone meal as a protein supplement in animal feed. Meat and bone meal made from cattle has been banned for use in cattle feed since 1997 in both Canada and the USA, but it can be used legally in feed for poultry, swine and household pets, none of which are known to contract mad cow disease.

During 2003, cases of “mad cow” have been found in the US, Canada and Japan. The market and regulatory environment in the United States, Canada and Japan continues to be in a state of flux. Food, feed and regulatory agencies are looking at the adequacy of current approaches but there have been no significant policy revisions or decisions to date. The Company has met with regulators and industry leaders, and continues to support and participate in policy making discussions around the testing of animal feed.

FeedChekTM was designed to be more sensitive and easier to use than other rapid, on-site methods. Compared to certain competitive products, this test does not require weighing or boiling of samples. By eliminating these steps, the FeedChekTM test is faster, easier to use and will not require equipment such as scales and heating devices. This method for animal feed has been designed with multiple tests per assay to address the various analytical requirements throughout the world. FeedChekTM is the only test available which provides results for both mammalian meat and bone meal and poultry meal. Poultry meal is currently prohibited from use in cattle feed in Europe. The FeedChekTM product has been shown to detect as little as 0.1% bovine meat-and-bone meal in feed. These product features are important to comply with feed specifications and governmental regulations throughout the U.S., Europe and Japan. The Company’s FeedChekTM test participated in a comparison study performed by the Joint Research Centre (JRC) of the European Union. The study findings demonstrated that the Company’s test had 100% sensitivity, specificity and accuracy when analyzing for total processed animal proteins, and was the only immunoassay method to provide this level of performance.

Antibody revenues increased primarily due to the attraction of new customers and the growth of sales to existing accounts, as customers saw the strength of the production capabilities, the quality programs and project management services, which were among the improvements made when the Company consolidated its production facilities in Maine in 2002.

Contract and other revenue declined as the Company continued to place greater emphasis on devoting its research and development resources on internal projects, particularly in the food safety category.

Operating Expenses: Operating expenses increased $1.2 million in 2003, due to higher manufacturing expenses, which was a result of the Company taking a non-cash charge of $3.0 million in connection with the write-down of certain inventories. This non-cash charge is a result of the Company undertaking a strategic review of its operations in a manner designed to ensure the Company focuses its resources on its most promising growth opportunities. The Company’s evaluation included, but was not been limited to, the efficiency and effectiveness of the Company’s sales operations and manufacturing processes, the Company’s product offerings, the Company’s key channels to market, the size and opportunities within the principal markets targeted by the Company as well as those presented by the Company’s existing customer base. The write-down reflects the Company’s decision to exit its “catalog” antibody business and to focus on its custom and made-to-order sales of antibody products, and the elimination of inventories of test kit products that are not contributing significantly to revenue or profitability. The goal of this effort was to improve operational and supply chain efficiencies of the Company.

Gross profits (total revenues less manufacturing costs) decreased $369,000, or 3%, to $11.1 million, and gross margin declined to 43.3% in 2003 from 48.1% in 2002. The decline in gross margin is primarily attributable to the Company taking a non-cash charge of $3.0 million in connection with the write-down of certain inventories. Excluding the impact of the non-cash charge of $3.0 million in 2003, gross profits would have increased approximately $2.6 million, or 23%, and gross margin would have increased to 55.0% in 2003 from 48.1% in 2002. This gross margin improvement reflects the full year impact resulting from the consolidation of the California antibody production facility into the Maine location, which was completed in 2002, and by the Company’s initiatives taken in the fourth quarter 2002 and early in the first quarter 2003 to consolidate its former segments and leverage its manufacturing capacity and improve production yields.

Gross margin is expected to improve in 2004, as the Company expects growth in revenues and continued improvement in operational and supply chain efficiencies.

Research and development expenses decreased $695,000, primarily due to higher expenses in the prior year associated with the development efforts of the Company’s food pathogen and animal feed test, and continued emphasis on devoting research and development resources to internal projects rather than undertaking contract research projects for third parties.

Selling, general and administrative expenses declined $231,000 in 2003 compared to 2002, as the Company took steps to reduce its overall cost structure. Included in the selling, general and administrative expenses of $10.0 million for 2003 is a $605,000 provision for severance and related expenses associated with the Company’s termination of its former CEO in May 2003 and COO in late December 2003.

Interest expense, net: Net interest expense decreased $10,000, due to the lower average debt levels and higher levels of invested cash when comparing 2003 to 2002.

Income taxes: Income tax benefit decreased by $135,000, largely due to the smaller pre-tax loss recorded in 2003 compared to 2002. The Company’s annual effective tax rate benefit of 47.2% for 2003 primarily reflects the federal statutory rate of 34%, state taxes, net of federal effect of 6.9% and research and development credits of 6.1%.

Non-GAAP Financial Measures

Excluding the non-cash inventory write-down of $3.0 million and the $605,000 provision for severance and related costs, both tax effected at the statutory rate of 39%, the net income for 2003 would have been $1.3 million, or $.07 per diluted share.

The Company added back the items below because they are outside of our normal operations. The Company believes the inclusion of such non-GAAP measures helps investors to gain a better understanding of our core operating results, consistent with how management measures the Company’s performance, especially when comparing such results to previous periods, including 2002 when the Company had a net loss of $912,000.

Twelve Months Ended December 31, 2003 (in thousands, except per share data)
Net loss, as reported	$(854)
Add: Inventory write-down of $3.0 million, net of related tax effect at 39%	1,810
Add: Severance costs of $605,000, net of related tax effect at 39%	369

Pro forma net income	$1,325

Earnings (loss) per share:
Basic—as reported	$(0.04)

Basic—pro forma	$0.07

Diluted—as reported	$(0.04)

Diluted—pro forma	$0.07

Year ended December 31, 2002 versus year ended December 31, 2001

Revenues: Net revenues decreased $5.6 million or 19% in 2002 over 2001. The following table sets out revenues by product category.

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2002	2001
	(in thousands)

Water quality	$7,036	$6,534	$502	7.7%
Food safety	6,028	11,380	(5,352)	-47.0%
Antibody	10,200	10,583	(383)	-3.6%
Contract and other	517	874	(357)	-40.8%

Net revenues	$23,781	$29,371	$(5,590)	-19.0%

Revenues for the water quality category increased slightly in 2002, primarily due to increasing sales of the Microtox® toxicity screening systems, with more than 50 North American water systems, most of which serve more than 100,000 households, utilizing the system for drinking water. The increase in Microtox® sales was somewhat offset by a decrease in sales of tests in the remediation market. Sales in this category were slower due to weak general economic conditions.

Food safety revenues decreased primarily due to the $3.1 million decline in 2002 of StarLink® test kits to $2.2 million from record sales levels in 2001, of $5.3 million, as the removal of StarLink® corn from the nation’s grain supply commenced late in 2000. StarLink®, which was approved only for non-food uses, was discovered in food products in 2000 and resulted in the need for growers, handlers, processors, shippers and exporters to test corn for the presence of StarLink®. Sales of Company’s GMO tests for cottonseed increased during 2002.

Antibody revenues declined slightly in 2002 as the Company completed the consolidation of its San Diego, California, operations into a single site at its Maine location during 2002. Several new or expanded relationships were established during 2002 as customers and prospects had the opportunity to validate manufacturing and quality procedures at the expanded manufacturing facilities in Maine, which were among the improvements made when the Company consolidated its production facilities.

Contract and other revenue declined as the Company continued to place greater emphasis on devoting its research and development resources on internal projects, particularly in the food safety category.

Operating Expenses: Operating expenses decreased $1.8 million or 7% in 2002, due primarily to lower manufacturing expenses, as a result of lower StarLink® related sales volume in 2002. Gross profits (total revenues less manufacturing costs) decreased $3.4 million or 23% to $11.4 million and gross margins declined to 48.1% in 2002 from 50.6% in 2001. The decline in gross margins was primarily attributable to the fact that the Company’s utilization of its manufacturing capacity was reduced as compared to 2001, a result of lower sales volume during 2002, resulting primarily from reduced StarLink® related sales. The Company instituted several initiatives late in the fourth quarter 2002 and early in the first quarter 2003 to leverage its manufacturing capacity and improve its production yields. One such effort was the elimination of separate test kit and antibody business units, resulting in a single manufacturing organization.

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

Income taxes: Income tax expense decreased $1.4 million, largely due to the pre-tax loss recorded in 2002. The Company’s annual effective tax rate benefit of 49.6% for 2002 primarily reflects the federal statutory rate of 34%, state taxes, net of federal benefit of 6.5% and research and development credits of 6.0%.

Net Income: Net income decreased $2.0 million in 2002 when compared to 2001 for the reasons described above, in particular the decline in gross profits of $3.4 million which resulted primarily from lower revenues, principally related to the decrease in StarLink® related sales. The decline in gross profits was partially offset by other income of $374,000 and the income tax benefit of $898,000

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash flows from operating activities to meet the Company’s obligations and commitments, or obtain appropriate financing. Currently our liquidity needs arise primarily from debt service on indebtedness, working capital requirements and capital expenditures.

The following is a summary of selected cash flow information:

	Year Ended December 31,
	2003	2002
Net cash provided by (used in) operating activities	$3,156	$(762)
Net cash used in investing activities	(284)	(104)
Net cash provided by financing activities	75	585
Effect on exchange rate changes on cash	113	—

Net increase (decrease) in cash and cash equivalents	$3,060	$(281)

Although the Company incurred a net loss in 2003, net cash provided by operating activities was $3.2 million for 2003 due to the $3.2 million decline in inventory, resulting from the non-cash charge of $3.0 million. The net cash used in operating activities of $762,000 for 2002 was primarily the result of the net loss for the period of $912,000.

Net cash used in investing activities of $284,000 for 2003 was driven by the capital expenditures for the period of $214,000. This compares to net cash used in investing activities of $104,000 for 2002 which was driven by the capital expenditures for the period of $1.0 million, which was offset by proceeds from the sale and disposal of assets of $956,000. The capital expenditures for 2003 period were primarily related to manufacturing equipment and for the 2002 period related to building construction and improvements due to the consolidation of the Company’s San Diego, California, operations into a single site at its Maine location.

Net cash provided by financing activities of $75,000 for 2003 was primarily driven proceeds from the exercise of stock options, which was partially offset by net repayments of outstanding debt. This compares to net cash provided by financing activities of $585,000 for 2002 which was primarily driven by proceeds from the sale of $1.5 million of the Company’s common stock to outside directors, which was partially offset by $1.1 million in net repayments of outstanding debt.

The Company’s working capital, current assets less current liabilities, decreased $803,000 to $11.7 million at December 31, 2003 from $12.5 million at December 31, 2002, primarily due to the $3.0 million non-cash write-down of inventories. Outstanding debt decreased $229,000 from $1.4 million at December 31, 2002 to $1.2 million on December 31, 2003, due to scheduled repayments.

On May 5, 2000, the Company entered into a financing agreement with a commercial bank. This agreement provides for a $4,000 term loan, all of which had been paid on or before December 31, 2002, and for up to a $5,000 revolving line of credit, none of which was outstanding and approximately $2,580 of which was available at December 31, 2003, based on eligible assets. On December 13, 2001 the Company entered into an agreement with a commercial bank to finance the construction of new facilities at its Windham, Maine location. This agreement provides for up to $1,500 in financing, $1,194 of which was outstanding at December 31, 2003, and is repayable over seven years, with principal payments beginning on October 1, 2002. Under the terms of the above financing, the Company is required to meet certain quarterly financial covenants. The loan covenants were modified to a minimum quick ratio of 2.25 and a minimum tangible net worth ratio of $22,500 for the first three quarters of 2003, and the Company met the requirements during those periods. Beginning with the fourth quarter of 2003, the original provisions of the loan agreement regarding financial covenants was operative, namely a ratio of EBITDA to current maturities of debt plus interest and cash paid for taxes greater than 1.50 and a ratio of funded debt to EBITDA not to exceed 3.25. The Company was not in compliance with these fourth quarter 2003 covenants at December 31, 2003. In February 2004, the Company amended the terms of the EBITDA covenants with its Bank to exclude the impact of up to $3.3 million of charges the Company incurred in the fourth quarter 2003, primarily the non-cash write-down of inventories, and therefore, the Company met the covenant requirements for the fourth quarter 2003. Under the amended covenant, the Company expects that it will be able to meet all of its financial covenants with respect to this indebtedness for 2004.

For the year ended December 31, 2003, the Company satisfied all of its cash requirements from the net cash provide by operating activities, cash available and on-hand and from the financing agreements described above. At December 31, 2003, the Company had $1.0 million in long-term debt and stockholders’ equity of $30.0 million. Although the Company has no material commitments for capital expenditures at December 31, 2003, it does anticipate that it may spend approximately $500,000 in 2004 to upgrade or expand certain manufacturing, research & development and office equipment and systems that will drive productivity or generate cost savings, and also to introduce automation into certain manufacturing processes that are currently labor intensive.

Contractual Obligations

The Company is committed to making cash payments in the future on two types of contracts: our long-term indebtedness and leases. The Company has no off-balance sheet debt or other such unrecorded obligations. Below is a schedule of the future payments that the Company was obligated to make based on agreements in place as of December 31, 2003.

	(in thousands) Payments Due by Year
	Total	2004	2005	2006	2007	2008 and Beyond
Long-term debt (1)	$1,194	211	211	211	211	350
Operating leases (2)	$1,688	400	400	364	374	150

Total contractual cash obligations	$2,882	611	611	575	585	500

(1)	See discussion in Note 7 of the Notes to the Consolidated Financial Statements for additional information on long-term debt.
(2)	See discussion of operating leases in Note 10 of the Notes to the Consolidated Financial Statements.

Based upon its cash on hand, credit facilities, current product sales and the anticipated sales of new products, the Company believes it has, or has access to, sufficient resources to meet its operating requirements at least through January 2005. The Company’s ability to meet its long-term capital needs will depend on a number of factors, including compliance with existing and new loan covenants, the success of its current and future products, the focus and direction of its research and development program, competitive and technological advances, future relationships with corporate partners, government regulation, the Company’s marketing and distribution strategy, its successful sale of additional common stock and/or the Company’s successfully locating and obtaining other financing, and the success of the Company’s plan to make future acquisitions. Accordingly, no assurance can be given that the Company will be able to meet the future liquidity requirements that may arise from these inherent and similar uncertainties.

Accounting Standards

Critical Accounting Policies—The Company’s accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements. The Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, deferred taxes, long-lived assets and contingencies. The Company bases its estimates on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. The Company considers the following policies to be most critical in understanding the judgments that are involved in preparing the Consolidated Financial Statements and the uncertainties that could impact the consolidated results of operations, financial condition and cash flows.

Valuation of Accounts Receivable—Accounts receivable as of December 31, 2003 and December 31, 2002, were net of an allowance for doubtful accounts of $103,000 and $294,000, respectively. The recorded allowance is continually evaluated based on current market conditions, an analysis of customer-specific facts and circumstances, and the size and composition of the overall portfolio. If receivables become uncollectible, these write-offs are charged against the allowance.

Valuation of Inventories—Inventories, which consist primarily of test kit components, bulk antibody serum and antibody products are valued at the lower of cost or market. Cost is determined using the first in, first out method. Realization of inventories is dependent upon the successful marketing of our products. Judgments are made regarding the carrying value of inventory based on current market conditions. Market conditions may change depending upon competitive product introductions and customer demand. If market conditions change or if the introduction of new products by the Company impacts the market for previously released products, the Company may be required to write-down the cost of its inventory.

Deferred Taxes—In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of existing temporary differences, projected future taxable income, the expected reversal of existing temporary differences and tax planning strategies in making this assessment. Based upon historical taxable income and projections for future taxable income over the periods in which the deferred tax items are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2003. At December 31, 2003, management has concluded that a full valuation allowance is necessary for deferred tax assets in certain state jurisdictions and the entire balance of foreign deferred tax assets.

Revenue Recognition—Product related sales are composed of the sale of immunoassay and bioluminescence-based test kits and the sale of antibodies and immunochemical reagents. The sale of all immunoassay and bioluminescence-based test kits, antibodies and immunochemical reagents are recognized upon the shipment of the product and transfer of title or when related services are provided. For the twelve months ended December 31, 2003, 2002 and 2001 these sales represented 76%, 78% and 90% of total Company revenues, respectively.

Sales of monoclonal and polyclonal antibodies under customer contracts and purchase orders are recognized under the percentage of completion method and are recorded based on the percentage of costs or time incurred through the reporting date versus the estimate for the complete contract or project. The Company recognizes revenues in this manner as production of these types of antibodies generally takes between two and twelve months to complete and costs are incurred throughout the production process. For the twelve months ended December 31, 2003, 2002 and 2001 these sales represented 23%, 20% and 7% of total Company revenues, respectively.

Contract revenues are recognized upon the completion of contractual milestones. For the twelve months ended December 31, 2003, 2002 and 2001 these sales represented 1%, 2% and 3% of total Company revenues, respectively.

Valuation of Long-Lived Assets – Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

New Accounting Standards and Disclosures

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149). This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. The adoption of SFAS No. 149 did not have an impact on our financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective July 1, 2003. The adoption of SFAS No. 150 did not have an impact on our financial statements as we do not have any instruments that are within the scope of this statement.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was issued in January 2003. We will be required to apply FIN 46R to variable interests in variable interest entities created after December 31, 2003. We do not have any variable interests in variable interest entities.

For further information related to new accounting standards and disclosures, see Note 2 of the Notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has exposure to changing interest rates, and is currently not engaged in hedging activities. Interest on approximately $1.2 million of outstanding indebtedness is at a variable rate of between 2% to 3% over the published London Interbank Offered Rate (LIBOR), based upon the Company’s ratio of funded debt to EBITDA, and was 3% over LIBOR on average for the year. At the Company’s current level of indebtedness, each 1% change in the variable interest rate will have an effect of $12,000 on the Company’s annual interest expense charges.

The Company conducts operations in United Kingdom. The consolidated financial statements of the Company are denominated in U.S. dollars and changes in exchange rates between foreign countries and the U.S. dollar will affect the translation of financial results of foreign subsidiaries into U.S. dollars for purposes of recording the Company’s consolidated financial results. Historically, the effects of translation have not been material to the consolidated financial results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements and supplemental quarterly financial data of the Company and its subsidiary are included as part of this Form 10-K:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information contained under the captions “Election of a Class of Directors, “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” and “Report of the Audit Committee” in the Company’s Definitive Proxy Statement is incorporated herein by reference.

The executive officers of the Company, their positions with the Company, their ages and a brief biography for each are as follows:

Name	Age	Position
Matthew H. Knight	47	President and Chief Executive Officer
James W. Stave, Ph.D.	49	VP—Research and Development and Chief Technical Officer
Stanley J. Musial	43	VP—Finance and Chief Financial Officer
Martha C. Reider	49	VP—Quality Assurance/Human Resources and Secretary

Matthew H. Knight, age 48, joined SDI in September 2003 as President and CEO, and also serves as a Director. Prior to joining SDI, Mr. Knight spent 23 years at Nalco Chemical Company. He began his career in field sales in 1980, and advanced through a series of sales and marketing management positions over the next 15 years. In 1996, Mr. Knight became General Manager of Nalco’s European operating group serving the water management needs of manufacturers, including the food, beverage and pharmaceutical industries. In 1998, he was promoted to General Manager of Nalco’s largest water treatment business unit and in 2000 he was promoted to Group Vice President and President of the company’s Industrial Division. Mr. Knight also served as Group Vice President, Sales Force Optimization, focused on development of sales and sales management processes for Nalco’s global sales force. Mr. Knight is a graduate of Miami University of Ohio, with a B.A. in Chemistry.

James W. Stave, age 49, joined SDI in March 1991 as a research group leader. Subsequently, Dr. Stave was promoted to director of Research and Development. In October 1993, Dr. Stave was promoted to Vice President—Research and Development and Chief Technical Officer. Prior to joining SDI, Dr. Stave worked for DuPont, Molecular Genetics, Inc. and the U.S. Department of Agriculture. Dr. Stave received his Ph.D. in Microbiology from the University of Maryland and his B.S. in Biology from Michigan Technological University.

Stanley J. Musial, age 43, joined the Company in November 2002 as Vice President-Finance and Chief Financial Officer. Prior to joining SDI, Mr. Musial was Senior Vice President, Finance and Chief Financial Officer for Continuum Healthcare, Inc., a venture capital backed specialty healthcare company, and previously held senior financial management positions with Orthovita, Inc., a publicly-held orthopedic biotechnology company, Occupational Health Resources, Inc., a venture capital backed physician practice management company, Surgical Laser Technologies, Inc., a publicly-held laser surgery company, Environmental Control Group, Inc., a publicly-held environmental services company, and began his career with KPMG LLP. Mr. Musial holds a MBA in Finance from Temple University, a B.S. degree in Accounting from The Pennsylvania State University and is a Certified Public Accountant.

Martha C. Reider, age 49, co-founded SDI in 1990 and served as Vice President - Manufacturing and Secretary from its inception through 1998. In 1998 Ms. Reider was appointed Vice President Quality Assurance/Human Resources. Ms. Reider continues to serve as the Corporate Secretary. From inception to December 30, 1996, Ms. Reider was a director of SDI. Prior to founding SDI, Ms. Reider worked for DuPont from 1976 to 1990 where she most recently served as supervisor of Quality Control and Quality Assurance. Ms. Reider received her B.A. in Biological Sciences from Ohio Northern University.

ITEM 11. EXECUTIVE COMPENSATION

The information contained under the caption “Executive Compensation” in the Company’s Definitive Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the caption “Stock Ownership of Principal Stockholders and Management” in the Company’s Definitive Proxy Statement is incorporated herein by reference.

Equity Compensation

The table below presents certain information concerning securities issuable in connection with equity compensation plans that have been approved by the Company’s shareholders and that have not been approved by the Company’s shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders	1,902,398	$3.50	211,198

Equity compensation plans not approved by security holders	310,000	$3.98	—

Total	2,212,398	$3.57	211,198

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the caption “Related Party Transactions” in the Company’s Definitive Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the captions “Other Matters—Independent Auditors” and “Policy on Audit Committee Pre-approval of Audit and Permissible Non-audit Services of Independent Auditor” in the Company’s Definitive Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

See the Consolidated Financial Statements which begin on page F-1 of this Report.

2. Financial Statement Schedules

Financial statement schedules are omitted because they are either not required or not applicable or the required information is reflected in the financial statements or notes thereto.

3. Exhibits

Exhibit Number	Description	Reference	Previous Exhibit Number

2.1	Agreement and Plan of Merger among the Company, AZUR Acquisition Corp. and AZUR Environmental dated May 4, 2001	(1)

3.1	Fourth Amended and Restated Certificate of Incorporation of the Company	(2)	4.1

3.2	Certificate of Powers, Designations, Preferences and Rights of the Series C Convertible Preferred Stock of the Company filed with the Secretary of the State of Delaware on September 27, 2001	(1)

3.3	Amended and Restated Bylaws of the Company	(2)	4.2

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2	Forms of Warrants to Purchase Common Stock of the Company	(2)	4.4

10.1	Stock Purchase Agreement among the Company and its outside directors and certain of their affiliates dated August 16, 2002	(12)

10.2	Demand Registration Agreement among the Company and its outside directors and certain of their affiliates dated August 16, 2002	(12)

10.3	EnSys Environmental Products, Inc. 1993 Stock Incentive Plan*	(3)	10.17

10.4	Amended and Restated EnSys Environmental Products, Inc. 1995 Stock Incentive Plan*	(4)

10.5	EnSys Environmental Products, Inc. 401(k) Plan Adoption Agreement	(3)	10/18

10.11	Agreement and Plan of Merger by and between EnSys and Strategic Diagnostics Inc. dated as of October 11, 1996	(2)	2.1

10.14	Employment Agreement dated December 30, 1996 by and between Richard C. Birkmeyer and the Company*	(7)	10.14

10.15	Employment Agreement dated December 30, 1996 by and between Grover C. Wrenn and the Company*	(7)	10.15

10.18	Industrial Lease dated October 26, 1993, by and between Tober & Agnew Properties, Inc. and Strategic Diagnostics Incorporated	(6)	10.18

10.21	Lease agreement dated October 29, 1997 by and between Pencader Courtyard, L.P. and Strategic Diagnostics Inc.	(7)	10.21

10.22	1998 Employee Stock Purchase Plan	(11)

Exhibit Number	Description	Reference	Previous Exhibit Number
10.27	Loan Agreement between the Company and PNC Bank, Delaware, dated May 5, 2000	(10)	10.1

10.28	Line of Credit Note between the Company and PNC Bank, Delaware, dated May 5, 2000	(10)	10.2

10.29	Term Note between the Company and PNC Bank, Delaware, dated May 5, 2000	(10)	10.3

10.30	Employment Agreement dated September 2, 2003, by and between Matthew H. Knight and the Company*	(13)	10.1

10.31	Nonqualified Stock Option Agreement dated September 2, 2003, by and between Matthew H. Knight and the Company*	(13)	10.2

10.32	Restricted Stock Grant Agreement dated September 2, 2003, by and between Matthew H. Knight and the Company*	(13)	10.3

21.1	Subsidiaries of the Company

23.1	Consent of KPMG LLP

31.1	Certifications of the Chief Executive Officer of Strategic Diagnostics Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certifications of the Chief Financial Officer of Strategic Diagnostics Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Matthew H. Knight pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Stanley J. Musial pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the designated exhibit of the Company’s 10-Q for the fiscal quarter ended September 30, 2001
(2)	Incorporated by reference to the designated exhibit of the EnSys Registration Statement on Form S-4 (No. 333-17505) filed on December 9, 1996
(3)	Incorporated by reference to the designated exhibit of the EnSys Registration Statement on Form S-1 (No. 33-68440) filed on September 3, 1993
(4)	Incorporated by reference to Appendix F to the Joint Proxy Statement/Prospectus contained in the EnSys Registration Statement on Form S-4 (No. 333-17505) filed on December 9, 1996
(5)	Incorporated by reference to the designated exhibit of the EnSys Form 10-K for the fiscal year ended December 31, 1994
(6)	Incorporated by reference to the designated exhibit of the EnSys Form 10-Q for the fiscal quarter ended March 31, 1996
(7)	Incorporated by reference to the designated exhibit of the Company’s Form 10-K for the fiscal year ended December 31, 1996
(8)	Incorporated by reference to the designated exhibit of the Company’s Form 10-K for the fiscal year ended December 31, 1997
(9)	Incorporated by reference to the identically numbered exhibit contained in the Company’s Form 8-K filed on May 26, 1999
(10)	Incorporated by reference to the identically numbered exhibit contained in the Company’s Form 8-K filed on March 15, 1999
(11)	Incorporated by reference to the designated exhibit of the Company’s Registration Statement on Form S-8 (No. 333-68107) filed on November 30, 1998

(12)	Incorporated by reference to the designated exhibit of the Company’s 10-Q for the fiscal quarter ended September 30, 2002
(13)	Incorporated by reference to the designated exhibit of the Company’s 10-Q for the fiscal quarter ended September 30, 2003
*	Management contract or compensatory plan.

(b)	Reports on Form 8-K

The Company did not file any reports on Form 8-K during the fourth quarter 2003, but did furnish the following reports:

On October 24, 2003, the Company furnished a report on Form 8-K pursuant to Item 7 and Item 9 announcing the Company’s third quarter results of operations.

On November 18, 2003, the Company furnished a report on Form 8-K pursuant to Item 7 and Item 9 the commercial introduction of its TraitChek(TM) corn comb test for multiple trait testing of one single common corn extraction

On December 31, 2003, the Company furnished a report on Form 8-K pursuant to Item 7 and Item 9 announcing its intent to exit catalog antibody business to and that it will tax a pre-tax charge in the fourth quarter 2003.

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders

Strategic Diagnostics Inc.:

We have audited the accompanying consolidated balance sheets of Strategic Diagnostics Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Strategic Diagnostics Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 13, 2004

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2003	2002
ASSETS
Current Assets :
Cash and cash equivalents	$5,158	$2,098
Receivables, net	3,795	3,956
Inventories	3,230	6,821
Deferred tax asset	1,336	1,009
Other current assets	502	499

Total current assets	14,021	14,383

Property and equipment, net	3,947	4,013
Other assets	3	40
Deferred tax asset	8,347	7,664
Intangible assets, net	6,957	7,066

Total assets	$33,275	$33,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities :
Accounts payable	$788	$1,024
Accrued expenses	1,342	665
Current portion of long term debt	211	211

Total current liabilities	2,341	1,900

Long-term debt	983	1,212

Commitments and contingencies (see Note 10)

Stockholders’ Equity
Preferred stock, $.01 par value, 20,920,648 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 35,000,000 shares authorized, 19,200,488 and 18,937,330 issued and outstanding at December 31, 2003 and December 31, 2002, respectively	192	190
Additional paid-in capital	36,140	35,312
Accumulated deficit	(6,262)	(5,408)
Deferred compensation	(192)	—
Cumulative translation adjustments	73	(40)

Total stockholders’ equity	29,951	30,054

Total liabilities and stockholders’ equity	$33,275	$33,166

The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2003	2002	2001
Revenues:
Product related	$25,466	$23,264	$28,497
Contract and other	117	517	874

Total revenues	25,583	23,781	29,371

Operating expenses:
Manufacturing	14,511	12,340	14,512
Research and development	2,603	3,298	2,954
Selling, general and administrative	10,046	10,277	10,290

Total operating expenses	27,160	25,915	27,756

Operating income (loss)	(1,577)	(2,134)	1,615

Interest expense, net	(40)	(50)	(33)

Gain on sale of assets	—	374	76

Income (loss) before taxes	(1,617)	(1,810)	1,658

Income tax expense (benefit)	(763)	(898)	512

Net income (loss)	(854)	(912)	1,146

Preferred stock dividends	—	—	20

Net income (loss) applicable to common stockholders	$(854)	$(912)	$1,126

Basic net income (loss) per share applicable to common stockholders	$(0.04)	$(0.05)	$0.07

Shares used in computing basic net income (loss) per share applicable to common stockholders	18,999,000	18,419,000	17,008,000

Diluted net income (loss) per share applicable to common stockholders	$(0.04)	$(0.05)	$0.06

Shares used in computing diluted net income (loss) per share applicable to common stockholders	18,999,000	18,419,000	17,642,000

The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(in thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Deferred Compensation	Cumulative Translation Adjustments	Total
Balance December 31, 2000	$—	$167	$26,814	$(5,622)	$—	$(25)	$21,334

Comprehensive income:
Net income	—	—	—	1,146	—	—	1,146

Total comprehensive income							1,146
Exercises of stock options, warrants and other	—	4	681	—	—	—	685
Employee stock purchase plan	—	—	62	—	—	—	62
Shares issued in connection with purchase of AZUR Environmental	7	—	2,982	—	—	—	2,989
Conversion of Series C preferred stock to common shares	(7)	7	—				—
Preferred stock dividend	—	—	—	(20)	—	—	(20)
Tax benefit of stock option exercises	—	—	575	—	—	—	575

Balance December 31, 2001	—	178	31,114	(4,496)	—	(25)	26,771

Comprehensive income:
Net loss	—	—	—	(912)	—	—	(912)
Currency translation adjustment	—	—	—	—	—	(15)	(15)

Total comprehensive loss							(927)
Exercises of stock options	—	1	167	—	—	—	168
Employee stock purchase plan	—	1	36	—	—	—	37
Sale of common stock	—	4	1,460	—	—	—	1,464
Acquisition of Molecular Circuitry, Inc.	—	6	2,496	—	—	—	2,502
Tax benefit of stock option exercises	—	—	39	—	—	—	39

Balance December 31, 2002	—	190	35,312	(5,408)	—	(40)	30,054

Comprehensive income:
Net loss	—	—	—	(854)	—	—	(854)
Currency translation adjustment	—	—	—	—	—	113	113

Total comprehensive loss							(741)
Exercises of stock options	—	1	289	—	—	—	290
Employee stock purchase plan	—	—	14	—	—	—	14
Issuance of restricted stock awards	—	1	391	—	(392)	—	—
Deferred compensation amortization	—	—	—	—	62	—	62
Tax benefit of stock option exercises	—	—	134	—	—	—	134
Tax benefit of restricted stock awards	—	—	—	—	138	—	138

Balance December 31, 2003	$—	$192	$36,140	$(6,262)	$(192)	$73	$29,951

The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Twelve Months Ended December 31,
	2003	2002	2001
Cash Flows from Operating Activities :
Net income (loss)	$(854)	$(912)	$1,146
Adjustments to reconcile net income to net cash provided by (used in) operating activities :
Depreciation and amortization	831	891	927
Stock compensation expense	62	—	—
Deferred income taxes (benefit)	(738)	(898)	425
Other income	—	(374)	(76)
(Increase) decrease in :
Receivables	161	781	491
Inventories	3,219	818	(355)
Other current assets	(3)	5	(239)
Other assets	37	94	15
Increase (decrease) in :
Accounts payable	(236)	(596)	965
Accrued expenses	677	(571)	(537)

Net cash provided by (used) in operating activities	3,156	(762)	2,762

Cash Flows from Investing Activities :
Purchase of property and equipment	(214)	(1,021)	(1,773)
Purchase of patent license	(70)	—	—
Proceeds from sale / disposal of assets	—	956	—
Net cash paid in acquisition of Molecular Circuitry, Inc.	—	(39)	—
Proceeds from sale of land	—	—	330
Net cash paid in acquisition of AZUR Environmental	—	—	(234)

Net cash used in investing activities	(284)	(104)	(1,677)

Cash Flows from Financing Activities :
Proceeds from exercise of stock options	290	168	685
Proceeds from employee stock purchase plan	14	37	62
Proceeds from issuance of long and short term debt	372	1,947	948
Repayments on financing obligations	(601)	(3,031)	(1,669)
Proceeds from sale of stock	—	1,464	—
Preferred dividends	—	—	(20)

Net cash provided by financing activities	75	585	6

Effect on exchange rate changes on cash	113	—	—

Net increase (decrease) in Cash and Cash Equivalents	3,060	(281)	1,091

Cash and Cash Equivalents, Beginning of Year	2,098	2,379	1,288

Cash and Cash Equivalents, End of Year	$5,158	$2,098	$2,379

Supplemental Cash Flow Disclosure :

Cash paid for taxes	$4	$3	$230

Cash paid for interest	65	89	165

Non-cash investing and financing activity:

Common stock issued for the purchase of Molecular Circuitry Inc.	—	2,502	—

Series C Preferred Stock issued (subsequently converted to common stock) for the acquisition of AZUR Environmental	—	—	2,989

The accompanying notes are an integral part of these statements

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

(in thousands, except share and per share data)

1. BACKGROUND:

Business

Strategic Diagnostics Inc. and its subsidiaries (the “Company”) develops, manufactures and markets immunoassay and bioluminescence-based test kits for rapid and cost-effective detection of a wide variety of substances in the food safety and water quality markets and provides antibody and immunoreagent research, development and production services.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CERTAIN BALANCE SHEET INFORMATION:

Accounts Receivable

As of December 31, 2003, 2002 and 2001, the allowance for doubtful accounts was $103, $294 and $215, respectively. If receivables become uncollectable, the Company’s policy is to charge these write-offs against the allowance. The Company continually reviews the realizability of its receivables and charges current period earnings for the amount deemed unrealizable. Unbilled accounts receivable result from recognizing certain revenues under the percentage of completion method, whereby the customer is not billed until the product is shipped. At December 31, net accounts receivable consisted of the following:

	2003	2002
Accounts receivable	$3,366	$3,305
Unbilled accounts receivable	429	651

Net accounts receivable	$3,795	$3,956

A summary of the activity in the allowance for doubtful accounts for the years ended December 31, 2003, 2002 and 2001 is as follows:

	2003	2002	2001
Balance, January 1	$294	$215	$130

Additions-charged to costs and expenses	8	196	71
Additions-reserves acquired in business combinations	—	40	23
Deductions-written off as uncollectable	(199)	(157)	(9)

Balance, December 31	$103	$294	$215

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

DECEMBER 31, 2003

(in thousands, except share and per share data)

Inventories

The Company’s inventories, which consist primarily of test kit components, bulk serum and antibody products are valued at the lower of cost or market. Cost is determined using the first in, first out method. At December 31, inventories consisted of the following:

	2003	2002
Raw materials	$1,246	$2,969
Work in progress	578	911
Finished goods	1,406	2,941

Net inventories	$3,230	$6,821

In the fourth quarter 2003, the Company took a non-cash charge of $3.0 million to write-down inventories. This non-cash charge is a result of the Company undertaking a review of its operations in a manner designed to assure that the Company focuses its resources on its most promising growth opportunities. The write-down reflects the Company’s decision to exit its “catalog” antibody business and to focus on its custom and made-to-order sales of antibody products, and the elimination of inventories of test kit products that are not contributing significantly to revenue or profitability.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives (generally three to five years) of the assets. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life.

Impairment of Long-Lived Assets

The Company adopted the provisions of FASB Statement No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Had the amortization provisions of Statement 142 been in effect for all periods presented, the Company’s adjusted net income for the year ended December 31, 2001 would have been $1,266 or $.07 per diluted share compared to the $1,126 or $.06 per diluted share.

Upon adoption, the Company was also required to reassess the useful lives and residual values of all intangible assets with a definite life acquired in purchase business combinations prior to June 30, 2001. No adjustments were made to the useful lives and residual values as a result of this reassessment.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal Of Long-Lived Assets,” long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Goodwill and intangible

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

DECEMBER 31, 2003

(in thousands, except share and per share data)

assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

Revenue Recognition

Product related revenues are composed of the sale of immunoassay-based test kits and the sale of certain antibodies and immunochemical reagents. For 2003, 2002 and 2001 these sales represented 76%, 78% and 90% of total Company revenues, respectively. The sale of immunoassay-based test kits and certain antibodies and immunochemical reagents are recognized upon the shipment of the product and transfer of title or when related services are provided.

Sales of certain antibodies and immunochemical reagents are recognized under the percentage of completion method and are recorded based on the percentage of costs or time incurred through the reporting date versus the estimate for the complete contract or project. For 2003, 2002 and 2001 these sales represented 23%, 20% and 7% of total Company revenues, respectively.

Contract revenues are recognized upon the completion of contractual milestones. For 2003, 2002 and 2001 these sales represented 1%, 2% and 3% of total Company revenues, respectively.

Stock-Based Compensation

The Company applies the intrinsic-value-based method to account for its fixed-plan stock options. Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”. Under the Company’s employee share option plans, the Company grants employee and outside directors stock options at an exercise price equal to the fair market value at the date of grant. No compensation expense is recorded with respect to such stock option grants. Compensation expense with respect to stock awards granted to all others is measured based upon the fair value of such awards and is charged to expense over the vesting period.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

DECEMBER 31, 2003

(in thousands, except share and per share data)

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Twelve Months Ended December 31,
	2003	2002	2001
Net income (loss), as reported	$(854)	$(912)	$1,126
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	1	1	10
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(546)	(406)	(426)

Pro forma net income (loss)	$(1,399)	$(1,317)	$710

Earnings (loss) per share:

Basic—as reported	$(0.04)	$(0.05)	$0.07

Basic—pro forma	$(0.07)	$(0.07)	$0.04

Diluted—as reported	$(0.04)	$(0.05)	$0.06

Diluted—pro forma	$(0.07)	$(0.07)	$0.04

The weighted average fair value at the date of grant for options granted during 2003, 2002 and 2001 is estimated at $3.30, $2.33 and $3.47 per share, respectively, using the Black-Scholes pricing model. The assumptions used in the Black-Scholes model are as follows: dividend yield of 0%, expected volatility of 90% in 2003, 95% in 2002 and 101% in 2001, risk-free interest rate of 2.74% in 2003, 3.03% in 2002 and 4.34% in 2001, and an expected option life of 5 years in 2003, 2002 and 2001.

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

Basic and Diluted Income (Loss) per Share

Basic earnings (loss) per share (EPS) is computed by dividing net income or loss available for common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

DECEMBER 31, 2003

(in thousands, except share and per share data)

similar to basic EPS, except that the dilutive effect of converting or exercising all potentially dilutive securities is also included in the denominator. The Company’s calculation of diluted EPS includes the dilutive effect of converting preferred stock and exercising stock options and warrants into common shares. Basic loss per share excludes potentially dilutive securities.

Listed below are the basic and diluted share calculations for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Average common shares outstanding	18,998,522	18,418,660	17,007,868
Shares used in computing basic net income (loss) per share	18,998,522	18,418,660	17,007,868

Series C preferred stock	—	—	67,308
Stock options	—	—	565,979
Warrants	—	—	1,040

Shares used in computing diluted net income (loss) per share	18,998,522	18,418,660	17,642,195

During the fourth quarter of 2001, 700,000 shares of the Company’s Series C preferred stock were automatically converted by their terms into 700,000 shares of the Company’s common stock. In 2003 and 2002, the effect of approximately 524,000 and 547,000 equivalent shares, respectively, related to stock options and warrants were excluded from the diluted shares calculation, because they were anti-dilutive.

Foreign Currency Translation

The functional currency for the Company’s United Kingdom branch operation is the British pound. Assets and liabilities related to this foreign operation are translated at the current exchange rates at the end of each period. The resulting translation adjustments are accumulated as a separate component of shareholders’ equity. Revenues and expenses are translated at average exchange rates in effect during the period with foreign currency transaction gains and losses, if any, included in results of operations.

Comprehensive Income

Comprehensive income (loss) is comprised of net income (loss) and currency translation adjustments and is presented in the consolidated statements of changes in stockholders’ equity.

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

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

DECEMBER 31, 2003

(in thousands, except share and per share data)

Statements of Cash Flows

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

New Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149). This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. The adoption of SFAS No. 149 did not have an impact on our financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective July 1, 2003. The adoption of SFAS No. 150 did not have an impact on our financial statements as we do not have any instruments that are within the scope of this statement.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was issued in January 2003. We will be required to apply FIN 46R to variable interests in variable interest entities created after December 31, 2003. We do not have any variable interests in variable interest entities.

3. MERGERS AND ACQUISITIONS:

On July 8, 2002, the Company purchased certain assets of Molecular Circuitry, Inc. (“MCI”). The purchased assets consist primarily of various proprietary media technology that will be used in combination with the Company’s new diagnostic tests for food-borne pathogens including Salmonella and E. coli. The assets purchased also include the sales and marketing rights to the ruminant feed test product line that the Company and MCI had been jointly developing in collaboration with McDonald’s Corporation.

In consideration for these and other related assets, the Company issued to MCI 600,000 unregistered shares of the Company’s common stock with a value of $4.17 per share, or $2,502 in the aggregate, computed by averaging the closing price of the Company’s common stock for the period that began on the two business days before the acquisition and ended two business days after the acquisition. In addition the Company is also obligated to pay MCI a continuing royalty for ten years on sales of specified products and/or components of products, which will be charged to operations if and when incurred.

The assets of MCI were valued by AUS Consultants Valuation Services of New Jersey (AUS). AUS determined the value of the assets purchased to be $261 in laboratory equipment (tangible assets) and approximately $2,280 for the intellectual and property rights to the MCI developed Express Media, Chromagenic Media and Ruminant Feed Test product lines (intangible assets).

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

DECEMBER 31, 2003

(in thousands, except share and per share data)

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

On September 28, 2001 the Company acquired AZUR Environmental (AZUR), a privately held manufacturer of proprietary rapid test systems, including the Microtox® toxicity test system, which measures toxicity in drinking and process water, formerly located in Carlsbad, California. Under the terms of the merger agreement, the Company issued 700,000 shares of Series C preferred stock, with a fair market value of approximately $3,000 in the aggregate, as determined by an independent valuation firm, Fleet M&A Advisors. Each preferred share was convertible into common shares at any time at the option of the holder, and automatically when the closing price of the Company’s common stock was $6.00 or more for a period of twenty consecutive trading days. The closing price of the Company’s common stock was $6.00 or more for each of the twenty trading days from October 8, 2001 through and including November 2, 2001. As a result, on November 2, 2001, the 700,000 Series C preferred shares were automatically converted to 700,000 shares of the Company’s common stock. The Series C preferred shares also had a liquidation value of $6.00 per share and carried a cumulative cash dividend of $.30 per share through the date of automatic conversion.

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

Supplemental Disclosure of Cash Flow Information:

The purchase price of AZUR Environmental and Molecular Circuitry was allocated as follows:

Azur Environmental
Cash	$212
Other assets	1,378

Fixed assets	300
Deferred tax asset	1,100

Goodwill	922
Liabilities	(477)

Total fair value	$3,435

Cash paid	$446
Series C preferred stock issued	$2,989

Molecular Circuitry, Inc.
Fixed assets	$261
Intangible assets	2,280

Total fair value	$2,541

Cash paid	$39
Common stock issued	$2,502

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

DECEMBER 31, 2003

(in thousands, except share and per share data)

4. PROPERTY AND EQUIPMENT:

As of December 31, property and equipment consisted of the following:

	2003	2002
Equipment	$3,922	$3,363
Building improvements	2,895	2,879
Furniture and fixtures	104	134
Land	360	360
Leasehold improvements	808	794

Total property and equipment	8,089	7,530
Less - accumulated depreciation and amortization	(4,142)	(3,517)

Net property and equipment	$3,947	$4,013

Depreciation expense was $652, $790 and $671 in 2003, 2002 and 2001, respectively.

5. INTANGIBLE ASSETS:

As of December 31, intangible assets expenses consisted of the following:

	2003	2002	Lives
Goodwill	$5,168	$5,168	N/A
Other	2,800	2,730	5-20
Less—accumulated amortization	(1,011)	(832)

Net intangible assets	$6,957	$7,066

The Company’s goodwill principally relates to the 1999 acquisitions of HTI BioProducts, Inc. and Atlantic Antibodies, whose products are a component of the antibody product line, and the 2001 acquisition of Azur Environmental (see Note 3), whose products are a component of the water product line. The Company continues to sell the products acquired through these acquisitions at substantial margins.

The other intangible assets principally relate to technology and intellectual property acquired from MCI (see Note 3). The technology acquired from MCI primarily relates to proprietary growth media used by the Company in conjunction with the Company’s E. coli and Salmonella test kits, and also technology used in the Company’s ruminant feed test kit. The Company launched sales of these products lines during the year ended December 31, 2003 and expects continued launches of new products in the future based upon this intellectual property.

Amortization of these intangible assets was $179, $101 and $256 in 2003, 2002 and 2001, respectively. The following table is a schedule of the expected amortization expense in each of the next five years:

Year	Amount
2004	$159
2005	153
2006	151
2007	151
2008	150

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

DECEMBER 31, 2003

(in thousands, except share and per share data)

6. ACCRUED EXPENSES:

As of December 31, accrued expenses consisted of the following:

	2003	2002
Royalties	$89	$113
Compensation	303	96
Severance and related expenses	391	—
Purchases	248	208
Other	311	248

Total accrued expenses	$1,342	$665

During 2003, the Company recorded $605 in expense for severance costs in connection with the Company’s terminations of its previous Chief Executive Officer and Chief Operating Officer. As of December 31, 2003, approximately $391 remained in the accrual account, and the Company expects all of these remaining amounts to be paid during 2004.

In June 2001, the Company recorded $253 in expense for severance costs in connection with the announced consolidation and expansion of its antibody manufacturing operations in Maine. For the year ended December 31, 2002, the Company recorded an additional $64 all of which is included in selling, general and administrative expense in the accompanying statements of operations. The severance costs related to 44 employees in the Company’s San Diego, California facility, all of whom left the Company on or before July 31, 2002, as production was transferred to the Company’s Maine facility. As of December 31, 2002, all severance payments had been made and no amounts remained in the accrual account.

7. LONG-TERM DEBT:

On May 5, 2000, the Company entered into a financing agreement with a commercial bank. This agreement provides for a $4,000 term loan, all of which had been paid on or before December 31, 2002, and for up to a $5,000 revolving line of credit, none of which was outstanding and approximately $2,580 of which was available at December 31, 2003, based on eligible assets.

The revolving line of credit bears a variable interest rate of between 1.75% and 2.75% over LIBOR depending upon the ratio of the Company’s funded debt to EBITDA, and is subject to a borrowing base determined by the Company’s eligible accounts receivable. The Company’s annual effective rate of interest on this line of credit, taking into account the variable interest rate and LIBOR, was approximately 2.89% at December 31, 2003.

On December 13, 2001 the Company entered into an agreement with a commercial bank to finance the construction of new facilities at its Windham, Maine location. This agreement provides for up to $1,500 in financing, $1,194 of which was outstanding at December 31, 2003, and is repayable over seven years, with principal payments that began on October 1, 2002. The loan bears a variable interest rate of between 2% and 3% over LIBOR depending upon the ratio of the Company’s funded debt to EBITDA. Payments are due monthly, with equal amortization of principal payments plus interest. The Company’s annual effective rate of interest on this loan at December 31, 2003, was approximately 3.14%.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

DECEMBER 31, 2003

(in thousands, except share and per share data)

Under the terms of the above financing, the Company is required to meet certain quarterly financial covenants. The Company was in breach of certain of the these financial covenants for all four quarters during 2002, and received a waiver and suspension of these loan covenants. The loan covenants were modified to a minimum quick ratio of 2.25 and a minimum tangible net worth ratio of $22,500 for the first three quarters of 2003, and the Company met the requirements during those periods. Beginning with the fourth quarter of 2003, the original provisions of the loan agreement regarding financial covenants was operative, namely a ratio of EBITDA to current maturities of debt plus interest and cash paid for taxes greater than 1.50 and a ratio of funded debt to EBITDA not to exceed 3.25. The Company was not in compliance with these fourth quarter 2003 covenants at December 31, 2003. In February 2004, the Company amended the terms of the EBITDA covenants with its Bank to exclude the impact of up to $3,315 of charges the Company incurred in the fourth quarter 2003, and therefore, the Company met the covenant requirements for the fourth quarter 2003. Under the amended covenant, the Company expects that it will be able to meet all of its financial covenants with respect to this indebtedness for 2004.

As of December 31, 2003, the outstanding balance on all of the Company’s commercial bank debt was $1,194. This indebtedness is secured by substantially all of the Company’s assets.

The following table is a schedule of the principal payments required under the Company’s long-term indebtedness:

2004	$211
2005	211
2006	211
2007	211
2008	211
2009	139

1,194
Less - current portion of long-term debt obligations	(211)

Long-term debt	$983

Interest expense was $65, $73 and $146 in 2003, 2002 and 2001 respectively.

8. STOCK OPTIONS AND AWARD PLANS:

Under various plans, executives, key employees and outside directors receive awards of options to purchase common stock. The Company has two stock option plans (the “1993 Plan” and the “2000 Plan”) which authorize the granting of incentive and nonqualified stock options. Incentive stock options are granted at not less than 100% of fair market value at the date of grant (110% for stockholders owning more than 10% of the Company’s common stock). Nonqualified stock options are granted at not less than 85% of fair market value at the date of grant. All previously issued options were converted into the 2000 Plan. A maximum of 3,200,000 shares of common stock are issuable under the 2000 Plan.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

DECEMBER 31, 2003

(in thousands, except share and per share data)

Certain additional options have been granted outside the plans. These options generally follow the provisions of the 2000 Plan. Information with respect to the stock options granted under the plans and options granted separately from the plans is summarized as follows:

	Number of Shares	Price Range			Aggregate Proceeds
Balance, December 31, 2000	1,698,640	$0.19	-	$7.63	$4,881

Granted	463,750	$3.46	-	$6.60	$2,116
Conversion of stock options acquired	51,033	$20.13	-	$80.52	$1,107
Cancelled	(138,750)	$4.69	-	$6.94	$(956)
Exercised	(375,823)	$0.19	-	$3.96	$(685)

Balance, December 31, 2001	1,698,850	$0.19	-	$80.52	$6,463

Granted	401,000	$3.15	-	$4.26	$1,422
Cancelled	(81,949)	$3.46	-	$80.52	$(1,236)
Exercised	(76,220)	$0.64	-	$4.00	$(168)

Balance, December 31, 2002	1,941,681	$0.19	-	$7.63	$6,481

Granted	434,000	$3.45	-	$4.20	$1,707
Exercised	(163,283)	$0.19	-	$2.00	$(290)

Balance, December 31, 2003	2,212,398	$0.19	-	$7.63	$7,898

Of the 434,000 granted during 2003, 300,000 were granted outside of the plans. As of December 31, 2003, options covering 1,305,273 shares were exercisable with an aggregate exercise price of $3.24 and 211,198 shares were available for future grant under the plans. For options granted at less than fair market value, the Company recognizes compensation expense, which is amortized over the vesting period of the options.

The following table provides additional information about the Company’s stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding At 12/31/03	Weighted Average		Options Exercisable	Wtd. Average Exercise Price
		Remaining Contractual Life	Exercise Price
$ 0.19 - $ 0.64	32,536	1.3 Years	$0.27	32,536	$0.27
$ 1.88 - $ 2.63	594,862	2.9 Years	$2.20	590,862	$2.20
$ 2.88 - $ 4.69	1,333,750	9.8 Years	$3.68	516,875	$3.45
$ 5.17 - $ 7.63	251,250	5.8 Years	$6.68	165,000	$6.86

$ 0.19 - $ 7.63	2,212,398	7.3 Years	$3.57	1,305,273	$3.24

During the year ended December 31, 2003, a total of 95,560 restricted stock units were granted. A restricted stock unit is the right to receive shares. The fair value of the restricted stock units granted during 2003 was $392. Units granted are generally scheduled to vest over periods of two to five years. The cost of the grant is charged to operations over the vesting period. The total unvested number of units at December 31, 2003, was 88,364.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

DECEMBER 31, 2003

(in thousands, except share and per share data)

9. SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION:

Accounting Standards Board Statement No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”) requires that companies report separately in the financial statements certain financial and descriptive information about operating segments profit or loss, certain specific revenue and expense items and segment assets. Additionally, companies are required to report information about the revenue derived from their products and service groups, about geographic areas in which the Company earns revenue and holds assets, and about major customers. Due to the organizational changes made in early 2003, including combining manufacturing, sales and other functions of the two previously reported segments, test kits and antibody, the Company has one reporting segment, as the Chief Operating Decision Maker will not have access to nor request such financial information.

Geographic:

The following table sets forth export sales by geographic region:

	Twelve Months Ended December 31,
	2003	2002	2001
United States	$19,186	$17,217	$22,260
Rest of the world	6,397	6,564	7,111

Total	$25,583	$23,781	$29,371

There were no individual countries outside of the United States that represented more than 10% of the total revenues of the Company. There are no significant long-lived assets located outside the United States.

Information about Major Customers:

In the years 2003 and 2002, no single customer accounted for 10% or more of the Company’s revenues. In 2001, Aventis Cropscience USA L.P. accounted for 15% of the Company’s revenues.

10. COMMITMENTS AND CONTINGENCIES:

The Company leases its office and manufacturing facilities and other equipment under operating leases. Rent expense for the years ended December 31, 2003, 2002 and 2001, was $722, $823 and $824, respectively. Future commitments under non-cancellable leases at December 31 are as follows:

2004	$400
2005	400
2006	364
2007	374
2008	38
2009 and thereafter	112

$1,688

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

DECEMBER 31, 2003

(in thousands, except share and per share data)

The Company’s subsidiary, AZUR Environmental Limited, is the original lessee for two real property leases located in the United Kingdom. In 2001, the landlord of the two properties gave AZUR Environmental Limited its consent to allow AZUR to assign the lease and its related obligations to a third party. As inducement to the landlord to grant the assignment, AZUR was required to guarantee performance under the original lease terms if the third party fails to perform. Both lease terms expire in November 2016 and provide for annual principal rent payments of approximately $300 in the aggregate. The Company believes that based on its assessment of the current financial strength of the third party, no liability is required to be recorded with regard to the guarantee or lease obligation, and no amounts have been included in the non-cancellable lease table above.

The Company is subject to various claims arising in the ordinary course of business. Although the ultimate outcome of these matters is presently not determinable, management, after consultation with legal counsel, does not believe that the outcome of these matters will have a material adverse effect on the Company’s financial position or results of operations.

11. RETIREMENT SAVINGS PLAN:

The Company maintains a retirement savings plan qualified under Section 401(k) of the Internal Revenue Code. The plan allows for eligible employees to contribute a portion of their gross wages to the plan. The Company matches employees’ contributions on a 50% basis up to 6% of gross wages. In 2003, 2002 and 2001, the Company recognized expense of $165, $168 and $155 respectively, associated with this plan.

12. INCOME TAXES:

The income tax expense (benefit) consists of the following:

		2003	2002	2001
Federal	current	$7	$—	$34
	deferred	(600)	(720)	452

		(593)	(720)	486

State	current	(32)	—	53
	deferred	(138)	(178)	(27)

		(170)	(178)	26

Total		$(763)	$(898)	$512

The following table summarizes the significant differences between the U.S. Federal statutory rate and the Company’s effective tax rate for financial statement purposes:

	2003	2002	2001
Statutory tax rate	(34.0)%	(34.0)%	34.0%
State taxes, net of U.S. Federal benefit	(6.9)%	(6.5)%	3.5%
Utilization of state NOL not previously recorded	—	—	(2.6)%
Utilization of foreign NOL not previously recorded	(1.0)%	(3.2)%	(2.6)%
Research and development credits	(6.1)%	(6.0)%	(3.6)%
Other, net	0.9%	0.1%	2.2%

Total	(47.1)%	(49.6)%	30.9%

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

DECEMBER 31, 2003

(in thousands, except share and per share data)

Significant components of the Company’s deferred tax assets as of December 31 are as follows:

	2003	2002	2001
Net operating loss carryforwards	$9,178	$9,418	$8,640
Credit carryforwards	436	317	217
Amortization and depreciation	1,589	1,815	1,970
Deferred compensation	150	—	—
Non-deductible reserves	185	80	100
Inventory costs not currently deductible	1,254	274	148

Total deferred tax assets	12,792	11,904	11,075
Valuation allowance	(3,109)	(3,231)	(3,339)

Net deferred tax assets	$9,683	$8,673	$7,736

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of existing temporary differences, projected future taxable income, the expected reversal of existing temporary differences and tax planning strategies in making this assessment. Based upon historical taxable income and projections for future taxable income over the periods in which the deferred tax items are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2003. The Company also considers both positive and negative factors in reviewing the recoverability of its deferred tax assets. The positive factors include the operating performance over the past five years, after adjusting for specific non-recurring transactions such as restructuring activities and the decision to exit the catalog antibody product line. Additional positive factors include past and anticipated new product launches and the operating efficiencies obtained in the antibody product lines from changes made during the year ended December 31, 2002. At December 31, 2003, management has concluded that a full valuation allowance is necessary for deferred tax assets in certain state jurisdictions and the entire balance of foreign deferred tax assets.

In the third quarter of 2001, the Company acquired AZUR Environmental and subsidiary (“AZUR”). At the date of acquisition, the Company recorded a deferred tax asset for AZUR of approximately $1,100 which is net of federal net operating loss carry-forwards and credits in excess of the amount limited by federal tax regulations and net of a valuation allowance against state and foreign deferred tax assets. (The gross deferred tax asset was approximately $3,800, with a valuation allowance of approximately $2,700.) At December 31, 2003, a valuation allowance remains for the remaining state and foreign deferred tax assets.

The net operating loss carryforwards differ from the accumulated deficit, principally due to differences in the recognition of certain research and development expenses, depreciation and amortization, other non-deductible reserves and limitations under federal and state tax regulations for acquired net operating loss carryforwards.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

DECEMBER 31, 2003

(in thousands, except share and per share data)

As of December 31, 2003, the Company had federal net operating loss carryforwards, including those acquired, of approximately $17,530, which begin to expire as follows:

2007	$1,049
2008	2,565
2009	3,297
2010	5,109
Thereafter	5,510

Total	$17,530

Of the total net operating loss carryforward, $14,897 is subject to federal tax regulations concerning limitations as to utilization of net operating loss carryforwards since a cumulative change in ownership of more than 50% has occurred within a three year period with respect to those net operating loss carryforwards.

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

14. QUARTERLY FINANCIAL DATA (unaudited):

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands except per share data)
2003
Revenues	$6,480	$6,417	$6,416	$6,270
Gross profit (1)	3,627	3,553	3,371	521
Net income (loss)	335	211	264	(1,664)
Basic earnings (loss) per share	0.02	0.01	0.01	(0.09)
Diluted earnings (loss) per share	0.02	0.01	0.01	(0.09)

2002
Revenues	$5,744	$5,576	$6,119	$6,342
Gross profit (1)	2,456	2,553	3,214	2,701
Net income (loss)	(373)	(547)	121	(113)
Basic earnings (loss) per share	(0.02)	(0.03)	0.01	(0.01)
Diluted earnings (loss) per share	(0.02)	(0.03)	0.01	(0.01)

(1)	Gross profit is revenues less manufacturing expenses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATEGIC DIAGNOSTICS INC.

Date:	March 23, 2004	/s/ MATTHEW H. KNIGHT
Matthew H. Knight
President, Chief Executive Officer
(Principal Executive Officer) and Director

Date:	March 23, 2004	/s/ STANLEY J. MUSIAL
Stanley J. Musial
Vice President—Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	March 23, 2004	/s/ MORTON COLLINS
Morton Collins
Director

Date:	March 23, 2004	/s/ RICHARD J. DEFIEUX
Richard J. Defieux
Director

Date:	March 23, 2004	/s/ KATHLEEN E. LAMB
Kathleen E. Lamb
Director

Date:	March 23, 2004	/s/ HERBERT LOTMAN
Herbert Lotman
Director

Date:	March 23, 2004	/s/ TIMOTHY S. RAMEY
Timothy S. Ramey
Director

Date:	March 23, 2004	/s/ STEPHEN L. WAECHTER
Stephen L. Waechter
Director

Date:	March 23, 2004	/s/ GROVER C. WRENN
Grover C. Wrenn
Director