Form 10-Q
period 2004-03-31
STRATEGIC DIAGNOSTICS INC/DE/
filed 2004-05-10
CIK 911649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________
FORM 10-Q

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ________________to

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

____________________

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        No

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes        No

     As of March 31, 2004 there were 19,235,546 outstanding shares of the Registrant’s common stock, par value $.01 per share.

STRATEGIC DIAGNOSTICS INC.

Back to Contents

PART I.

Item 1. FINANCIAL STATEMENTS

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31,	December 31,

	2004	2003

ASSETS
Current Assets:
Cash and cash equivalents	$5,950	$5,158
Receivables, net	4,195	3,795
Inventories	3,198	3,230
Deferred tax asset	1,137	1,336
Other current assets	743	502

Total current assets	15,223	14,021

Property and equipment, net	3,834	3,947
Other assets	3	3
Deferred tax asset	8,347	8,347
Intangible assets, net	6,918	6,957

Total assets	$34,325	$33,275

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$632	$788
Accrued expenses	1,684	1,342
Current portion of long term debt	652	211

Total current liabilities	2,968	2,341

Long-term debt	931	983

Stockholders’ Equity:
Preferred stock, $.01 par value, 20,920,648 shares authorized,
no shares issued or outstanding	—	—
Common stock, $.01 par value, 35,000,000 shares authorized,
19,235,546 and 19,200,488 issued and outstanding
at March 31, 2004 and December 31, 2003, respectively	192	192
Additional paid-in capital	36,165	36,140
Accumulated deficit	(5,844)	(6,262)
Deferred compensation	(184)	(192)
Cumulative translation adjustments	97	73

Total stockholders’ equity	30,426	29,951

Total liabilities and stockholders’ equity	$34,325	$33,275

The accompanying notes are an integral part of these statements.

Back to Contents

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,

	2004	2003

NET REVENUES:
Product related	$6,350	$6,365
Contract and other	—	115

Total net revenues	6,350	6,480

OPERATING EXPENSES:
Manufacturing	2,520	2,853
Research and development	689	716
Selling, general and administrative	2,528	2,387

Total operating expenses	5,737	5,956

Operating income	613	524

Interest income (expense), net	4	(12)

Income before taxes	617	512

Income tax expense	199	177

Net income	418	335

Basic net income per share	$0.02	$0.02

Shares used in computing basic
net income per share	19,211,000	18,939,000

Diluted net income per share	$0.02	$0.02

Shares used in computing diluted
net income per share	19,742,000	19,495,000

The accompanying notes are an integral part of these statements.

Back to Contents

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,

	2004	2003

Cash Flows from Operating Activities:
Net income	$418	$335
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	227	214
Deferred income tax provision	199	177
(Increase) decrease in:
Receivables	(400)	(551)
Inventories	32	113
Other current assets	(237)	(468)
Other assets	—	14
Increase (decrease) in:
Accounts payable	(156)	(284)
Accrued expenses	342	437

Net cash provided by (used in) operating activities	425	(13)

Cash Flows from Investing Activities:
Purchase of property and equipment	(71)	(21)

Net cash used in investing activities	(71)	(21)

Cash Flows from Financing Activities:
Proceeds from exercise of incentive stock options	21	—
Proceeds from employee stock purchase plan	4	5
Proceeds from issuance of long and short term debt	551	328
Repayments on financing obligations	(162)	(120)

Net cash provided by financing activities	414	213

Effect of exchange rate changes on cash	24	(9)

Net increase in Cash and Cash Equivalents	792	170

Cash and Cash Equivalents, Beginning of Period	5,158	2,098

Cash and Cash Equivalents, End of Period	$5,950	$2,268

Supplemental Cash Flow Disclosure:

Cash paid for taxes	5	4

Cash paid for interest	12	17

The accompanying notes are an integral part of these statements

Back to Contents

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

     1. BACKGROUND:

Business

Strategic Diagnostics Inc. and its subsidiaries (the “Company”) develop, manufacture and market immunoassay and bioluminescence-based test kits for rapid and cost-effective detection of a wide variety of substances in the food safety and water quality markets and provide antibody and immunoreagent research, development and production services.

Basis of Presentation and Interim Financial Statements

The accompanying unaudited consolidated interim financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. In the opinion of management, the accompanying financial statements include all adjustments (all of which are of a normal recurring nature) necessary for a fair presentation of the results of operation.

Revenue Recognition

Product related revenues are composed of the sale of immunoassay-based test kits and the sale of certain antibodies and immunochemical reagents. Revenue from sales of immunoassay-based test kits and certain antibodies and immunochemical reagents are recognized upon the shipment of the product and transfer of title or when related services are provided. For the three months ended March 31, 2004 and 2003, revenues from these sales represented 78% and 77%, respectively, of total Company revenues.

Revenues from sales of certain antibodies and immunochemical reagents are recognized under the percentage of completion method and are recorded based on the percentage of costs or time incurred through the reporting date versus the estimate for the entire contract or project. For the three months ended March 31, 2004 and 2003, revenues from these sales represented 22% and 21%, respectively, of total Company revenues.

Contract revenues are recognized upon the completion of contractual milestones. For the three months ended March 31, 2003 these sales represented 2% of total Company revenues.

Back to Contents

Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. These estimates include those made in connection with assessing the valuation of accounts receivable, inventories and deferred tax assets. Actual results could differ from these estimates.

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

As of March 31, 2004, options to purchase 2,189,000 shares of the Company’s common stock were outstanding, with options to purchase approximately 1,327,000 shares exercisable. Listed below are the basic and diluted share calculations.

	Three Months Ended March 31,
	2004	2003

Average common shares outstanding	19,211,292	18,938,832

Shares used in computing basic
net income per share	19,211,292	18,938,832

Stock options	529,607	554,823

Warrants	1,040	1,040

Shares used in computing diluted
net income per share	19,741,939	19,494,695

     3. STOCK-BASED COMPENSATION

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosures. This statement amends the requirements of SFAS No. 123, Accounting for Stock Based Compensation. As permitted by SFAS No. 148, the Company applies the intrinsic-value-based method to account for its fixed-plan stock options. Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”. Under the Company’s employee share option plans, the Company grants employee and outside directors stock options at an exercise price equal to the fair market value at the date of grant. No compensation expense is recorded with respect to such stock option grants. Compensation expense with respect to stock awards granted to all others is measured based upon the fair value of such awards and is charged to expense over the vesting period.

Back to Contents

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended March 31,
	2004	2003

Net income, as reported	$418	$335
Add: Stock-based employee compensation expense included in
reported net income, net of related tax effects	—	1

Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net of
related tax effects	(238)	(140)

Pro forma net income	$180	$196

Earnings per share:

Basic – as reported	$0.02	$0.02

Basic – pro forma	$0.01	$0.01

Diluted – as reported	$0.02	$0.02

Diluted – pro forma	$0.01	$0.01

     4. INVENTORIES:

The Company's inventories, which consist primarily of test kit components, bulk serum and antibody products, are valued at the lower of cost or market. Cost is determined using the first in, first out method. At March 31, 2004 and December 31, 2003, inventories consisted of the following:

	March 31, 2004	December 31, 2003

Raw materials	$1,290	$1,246
Work in progress	465	578
Finished goods	1,443	1,406

	$3,198	$3,230

Back to Contents

     5. INTANGIBLE ASSETS:

At March 31, 2004 and December 31, 2003, intangible assets consisted of the following:

	March 31, 2004	December 31, 2003

Goodwill	$5,168	$5,168
Other	2,800	2, 800
Less – accumulated amortization	(1,050)	(1,011)

Net intangible assets	$6,918	$6,957

     6. DEBT:

On May 5, 2000, the Company entered into a financing agreement with a commercial bank. This agreement provides for a $4,000 term loan, all of which had been paid on or before December 31, 2002, and for a revolving line of credit of up to $5,000, none of which was outstanding and approximately $2,713 of which was available at March 31, 2004, based on eligible assets.

The revolving line of credit bears a variable interest rate of between 1.75% and 2.75% over the London Interbank Offered Rate (LIBOR) depending upon the ratio of the Company’s funded debt to EBITDA, and is subject to a borrowing base determined by the Company’s eligible accounts receivable. The Company’s annual effective rate of interest on this line of credit, taking into account the variable interest rate and LIBOR, was approximately 2.84% at March 31, 2004.

On December 13, 2001 the Company entered into an agreement with a commercial bank to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $1,500 in financing, $1,142 of which was outstanding at March 31, 2004, and is repayable over seven years, with principal payments that began on October 1, 2002. The loan bears a variable interest rate of between 2% and 3% over LIBOR depending upon the ratio of the Company’s funded debt to EBITDA. Payments are due monthly, with equal amortization of principal payments plus interest. The Company’s annual effective rate of interest on this loan at March 31, 2004 was approximately 3.09%.

Back to Contents

Under the terms of the above financings, the Company is required to meet certain quarterly financial covenants. The loan covenants were modified to a minimum quick ratio of 2.25 and a minimum tangible net worth ratio of $22,500 for the first three quarters of 2003, and the Company met the requirements during those periods. Beginning with the fourth quarter of 2003, the original provisions of the loan agreement regarding financial covenants became operative, namely a ratio of EBITDA to current maturities of debt plus interest and cash paid for taxes greater than 1.50 and a ratio of funded debt to EBITDA not to exceed 3.25. The Company was not in compliance with these fourth quarter 2003 covenants at December 31, 2003. In February 2004, the Company and the lender agreed to amend the terms of the EBITDA covenants, effective as of December 31, 2003, to exclude the impact of up to $3,315 of charges the Company incurred in the fourth quarter 2003, and therefore, the Company met the covenant requirements for the fourth quarter 2003. Under the amended covenant, the Company was in compliance with these required ratios at March 31, 2004 and expects that it will be able to meet all of its financial covenants with respect to this indebtedness for 2004.

As of December 31, 2003, the outstanding balance on all of the Company’s commercial bank debt was $1,142. This indebtedness is secured by substantially all of the Company’s assets.

In February 2004, the Company entered into an agreement to finance its 2004 insurance premiums with a commercial lender. The agreement provides for $551 in insurance premium financing, of which approximately $441 was outstanding at March 31, 2004. Payments are due in ten equal monthly payments ending November 1, 2004. This insurance premium loan bears a fixed annual interest rate of 4.75%.

Back to Contents

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements reflecting the current expectations of the Company. When used in this Form 10-Q, the words “anticipate”, “enable”, “estimate”, “intend”, “expect”, “believe”, “potential”, “may”, “will”, “should”, “project” and similar expressions as they relate to the Company are intended to identify these forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, which may cause actual results to differ from those anticipated at this time. Such risks and uncertainties include, without limitation, changes in demand for products, delays and increased costs in product development and introduction, delays in market acceptance of new products, retention of customers, attraction and retention of management and key employees, adequate supply of raw materials, inability to obtain or delays in obtaining third party approvals or required government approvals, the ability to meet increased market demand, competition, protection of intellectual property, non-infringement of intellectual property, seasonality, the ability to obtain financing and other factors more fully described in the Company’s public filings with the Securities and Exchange Commission.

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

Back to Contents

On September 28, 2001, the Company acquired AZUR Environmental (AZUR), a privately held manufacturer of proprietary rapid test systems, including the Microtox® toxicity test system, which measures toxicity in drinking and process water. Mentioned in more than 600 peer-reviewed scientific articles and with more than 2,000 instruments sold worldwide, the Microtox® toxicity test system has been approved in regulations or standards in Canada, eight European countries, and has been submitted to the U.S. Environmental Protection Agency (EPA) for approval.

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

Results of Operations

Three Months Ended March 31, 2004 versus March 31, 2003

Revenue for the first quarter of 2004 was $6.4 million compared to $6.5 million in the first quarter of 2003.

Food safety revenues in the first quarter of 2004 increased 30%, to $2.2 million, from $1.7 million in the first quarter of 2003. The Company introduced a new test to detect genetically modified (GM) traits in the Brazilian soy testing market during the quarter, which helped increase sales in the agricultural testing product line by 28% versus the prior year. Approximately 8 million acres of GM soy planted in Brazil in 2003 are now being harvested. It is believed that much of this crop was planted with black market seed acquired illegally from Argentina. The Monsanto Value Capture Program, utilizing SDI tests, is designed to alert grain elevator operators of trucks entering their facilities with GM soybean containing Monsanto’s Roundup Ready® trait. This program is designed to allow Monsanto to collect royalties from Brazilian farmers that have planted its genetically modified seed without paying technology rights.

Also contributing to the food safety group’s performance, food pathogen test kit sales increased 39% in the first quarter 2004 versus the same quarter in the prior year, and 14% versus the fourth quarter of 2003. During the first quarter of 2004, the Company continued its product development efforts on its Listeria product and expects to commercially launch the product late in the second quarter of 2004. The Company believes it has identified and developed the product features and benefits that will deliver advantages to the marketplace in either the enrichment phase, the assay itself or both. The Company’s focus with all food pathogen testing products is to give the customer a lower total cost of ownership by providing the required specificity and sensitivity, while enhancing ease of use, time to result and work flow management.

Back to Contents

Increases in food safety revenues in the first quarter of 2004 were partially offset by continued reductions in StarLinkTM test kit sales, which were approximately $237,000 in the first quarter of 2004, compared to $415,000 in the same quarter in the prior year. Use of the StarLink™ trait was discontinued in 2001, and the Company expects the rate of testing for this trait to diminish at a more rapid rate.

Water quality revenues in the first quarter of 2004 decreased 13%, to $1.5 million, from $1.7 million in the first quarter of 2003. Decline in US-based sales for the Company’s remediation and pesticide test kits was a contributor to this decrease. Remediation kit sales historically have had a high churn rate associated with the nature of the engineering projects they support. These projects typically have a timeline of 6 to 24 months. A new project must replace a discontinued project to provide the Company with sustained revenue. The Company has seen a decrease in the number of new remediation project starts. The decline in government projects and the exhaustion of superfund monies are both expected to be long-term contributors to poor performance of our water quality business in the US markets.

The Company also saw a decrease in the number of Microtox® and Deltatox® instruments sold in the first quarter of 2004 to 20, compared to 30 instruments sold in the same period in the prior year. The larger number of instruments sold in 2003 was the result of several drinking water utilities purchasing the units as a means of emergency response to the threat of terroristic water contamination rather than more traditional purchases for general water toxicity monitoring purposes. Today, approximately 65% of commercial water users get their water from utilities using a Microtox® or Deltatox® screening device. Some utilities apply a program for daily monitoring, others for only emergency response.

The Company continues to focus its efforts on marketing its Microtox®test program to potential customersin the food and beverage industry in response to ongoing indications of industry need. Customer trials concluded in the fourth quarter of 2003 established the criteria for toxicity screening of water used as a food ingredient or process aide. Since that time the Company has been developing all of the components of a water quality testing program. Last year’s trial programs suggested that the Company needed to add a number of services to deliver the rapid response criteria required by targeted customers. The SDI water quality monitoring program is expected to provide a multi-year leasing arrangement, whereby the Company, for a monthly fee, will audit the customer’s facility, supply the necessary sampling, test kits and test instrumentation, manage inventory of reagent consumables, conduct operator training and certify operator proficiency, maintain and calibrate instrumentation, and provide software upgrades and around-the-clock technical support. To date, there is no requirement for food customers to test their water for toxicity. It is a voluntary effort. However, the Company believes this application will gain attention as the water industry increases its awareness of the whole spectrum of contamination issues ranging from poor infrastructure of water distribution systems to the potential for deliberate contamination.

Also, the Company recently announced that the EPA has published a proposal to add Microtox®toxicity test technology to the approved methods for Whole Effluent Toxicity (WET) Testing. WET tests are conducted to measure the impact of industrial and municipal effluents on the resident species in the receiving waters into which the effluent is discharged, and prevent the discharge of toxic pollutants in toxic amounts to the waterways. The ability to use a rapid testing method would allow waste water treatment plants to identify and take immediate action to prevent toxic discharge that can kill fish and other aquatic life. Microtox® technology is often favored over traditional test methods, because the test is much easier to conduct, offers rapid results, is significantly less expensive and can be run in its entirety by the operators or analysts at the treatment plant. Due to the nature of the proposal process, including a comment period and required response and follow-up, the Company does not expect this development to have an impact on revenues until late 2005.

Back to Contents

Antibody revenues in the first quarter of 2004 decreased 10% to $2.7 million from $3.0 million in the first quarter of 2003. The Company reported a slowdown in sales beginning in the third quarter of last year. The business has continued to add new customers and has not seen a loss of customers. However, purchases from existing customers have slowed over the last three quarters, particularly in the polyclonal antibody services area. The Company believes that there are several contributing factors to this slowdown in customer orders, including customer order pattern, new test platforms which require less reagent per test produced, and cyclical decreases in new antibody development work. In recent weeks the antibody business has begun to see the number of project starts to again outpace project termination. Sales efficiency and effectiveness in antibody services continue to improve and the Company expects this group to contribute to Company revenue growth for the full year 2004. Included in the antibody revenues in the first quarter of 2004 is $156,000 of revenue associated with the Company’s sale of certain “catalog” inventories that were written-off in the fourth quarter of 2003.

The Company did not generate any contract and other revenue in the first quarter of 2004 compared to $115,000 in the same period in the prior year, as the Company continued to place greater emphasis on devoting its research and development resources on internal projects, particularly in the food safety category.

Gross profits (total revenues less manufacturing costs) increased $203,000, or 6%, to $3.8 million in the first quarter of 2004 compared to $3.6 million in the prior year quarter, and gross margins increased to 60% in 2004 from 56% in 2003. The increase in gross profits was primarily driven by a decrease in manufacturing expenses of $333,000 to $2.5 million in the first quarter of 2004 compared to $2.8 million in same quarter in the prior year, reflecting the Company’s ongoing efforts on process improvement in supply chain management and manufacturing areas. Also contributing to the increase in gross profits for the first quarter of 2004 was the $156,000 in revenue associated with the Company’s sale of certain “catalog” inventories that were written-off in the fourth quarter of 2003, which was partially offset by the lack of contract and other revenue in this period.

Research and development spending was $689,000 or 11% of net revenues, in the first quarter of 2004, compared to $716,000 in the prior year first quarter.

Selling, general and administrative expenses were $2.5 million in the first quarter of 2004, compared to $2.4 million in the same quarter in the prior year. Included in selling, general and administrative expense in the first quarter of 2004 is $100,000 associated with the termination of a distribution reseller agreement for an instrument, or reader, for the electronic interpretation of strip test lines.  The Company continues to see an opportunity and market for electronic readers in the future, but has determined that the specific technology underlying this instrument was not going to be marketable in its current format.

Back to Contents

The Company recorded interest income of $4,000 in the first quarter of 2004 compared to interest expense of $12,000 in the prior year first quarter primarily due to higher levels of invested cash during the 2004 period.

Income before taxes totaled $617,000 in the first quarter of 2004 compared to $512,000 in the prior year first quarter, primarily driven by the improvements in gross margin.

The Company’s effective tax rate of 32% for the first quarter of 2004 is below the federal and state statutory rates primarily due to research and development credits and the utilization of foreign net operating losses not previously benefited.

Net income improved 25% to $418,000 in the first quarter of 2004 compared to $335,000 in the first quarter of 2003.

Liquidity and Capital Resources

Net cash provided by operating activities of $425,000 for the three months ended March 31, 2004 compared favorably to net cash used in operating activities of $13,000 for the three months ended March 31, 2003. The improvement was primarily the result of reduced use of cash in accounts receivable, other current assets and accounts payable as compared to the prior year quarter and the higher net income of $418,000 for the first quarter of 2004 as compared to $335,000 in the prior year.

Net cash used in investing activities of $71,000 for the first quarter of 2004 was driven by the capital expenditures for the period.

Net cash provided by financing activities of $414,000 for the first quarter of 2004 was primarily driven by proceeds from the issuance of short-term debt to finance the Company’s 2004 insurance premiums with a commercial lender, net of scheduled repayments

The Company's working capital, which equals current assets less current liabilities, increased to $12.3 million at March 31, 2004, compared to $11.7 million at December 31, 2003. Outstanding debt increased $389,000 from $1.2 million at December 31, 2002 to $1.6 million on March 31, 2004, primarily due the Company entering into an agreement to finance its 2004 insurance premiums with a commercial lender.

Back to Contents

On May 5, 2000, the Company entered into a financing agreement with a commercial bank. This agreement provides for a $4 million term loan, all of which had been paid on or before December 31, 2002, and for a revolving line of credit of up to $5 million, none of which was outstanding and approximately $2.7 million of which was available at March 31, 2004, based on eligible assets. The revolving line of credit bears a variable interest rate of between 1.75% and 2.75% over LIBOR depending upon the ratio of the Company’s funded debt to EBITDA, and is subject to a borrowing base determined by the Company’s eligible accounts receivable. The Company’s annual effective rate of interest on this line of credit, taking into account the variable interest rate and LIBOR, was approximately 2.84% at March 31, 2004. On December 13, 2001 the Company entered into an agreement with a commercial bank to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $1.5 million in financing, $1.1 million of which was outstanding at March 31, 2004, and is repayable over seven years, with principal payments that began on October 1, 2002. The loan bears a variable interest rate of between 2% and 3% over LIBOR depending upon the ratio of the Company’s funded debt to EBITDA. Payments are due monthly, with equal amortization of principal payments plus interest. The Company’s annual effective rate of interest on this loan at March 31, 2004, was approximately 3.09%. Under the terms of the above financing, the Company is required to meet certain quarterly financial covenants. The loan covenants were modified to a minimum quick ratio of 2.25 and a minimum tangible net worth of $22.5 million for the first three quarters of 2003, and the Company met the requirements during those periods. Beginning with the fourth quarter of 2003, the original provisions of the loan agreement regarding financial covenants became operative, namely a ratio of EBITDA to current maturities of debt plus interest and cash paid for taxes greater than 1.50 and a ratio of funded debt to EBITDA not to exceed 3.25. The Company was not in compliance with these fourth quarter 2003 covenants at December 31, 2003. In February 2004, the Company and the lender agreed to amend the terms of the EBITDA covenants, effective as of December 31, 2003, to exclude the impact of up to $3.3 million of charges the Company incurred in the fourth quarter of 2003, and therefore, the Company met the covenant requirements for the fourth quarter of 2003. Under the amended covenant, the Company was in compliance with these required ratios at March 31, 2004 and expects that it will be able to meet all of its financial covenants with respect to this indebtedness for 2004.

Based upon its cash on hand, credit facilities, current product sales and the anticipated sales of new products, the Company believes it has, or has access to, sufficient resources to meet its operating requirements at least through January 2005. The Company's ability to meet its long-term capital needs will depend on a number of factors, including compliance with existing and new loan covenants, the success of its current and future products, the focus and direction of its research and development program, competitive and technological advances, future relationships with corporate partners, government regulation, the Company's marketing and distribution strategy, its successful sale of additional common stock and/or the Company’s successfully locating and obtaining other financing, and the success of the Company's plan to make future acquisitions. Accordingly, no assurance can be given that the Company will be able to meet the future liquidity requirements that may arise from these inherent and similar uncertainties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has exposure to changing interest rates, and is currently not engaged in hedging activities. Interest on approximately $1.1 million of outstanding indebtedness is at a variable rate of between 2% to 3% over the published LIBOR, based upon the Company’s ratio of funded debt to EBITDA, and was 3% over LIBOR on average for the year. At the Company’s current level of indebtedness, each 1% change in the variable interest rate will have an effect of $11,000 on the Company’s annual interest expense charges.

Back to Contents

The Company conducts operations in the United Kingdom. The consolidated financial statements of the Company are denominated in U.S. dollars and changes in exchange rates between foreign countries and the U.S. dollar will affect the translation of financial results of foreign subsidiaries into U.S. dollars for purposes of recording the Company’s consolidated financial results. Historically, the effects of translation have not been material to the consolidated financial results.

Item 4. Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)      Change in Internal Control over Financial Reporting

     No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Back to Contents

PART II – OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

(a)      Exhibits

31.1	Certifications of the Chief Executive Officer of Strategic Diagnostics Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certifications of the Chief Financial Officer of Strategic Diagnostics Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

The Company did not file any reports on Form 8-K during the first quarter 2004, but did furnish the following reports:

On January 12, 2004, the Company furnished a report on Form 8-K pursuant to Item 7 and Item 9, announcing a management restructuring.

On March 4, 2004, the Company furnished a report on Form 8-K pursuant to Item 7 and Item 9, announcing its financial results for the year ended December 31, 2003.

On March 10, 2004, the Company furnished a report on Form 8-K pursuant to Item 7 and Item 9, announcing its hiring of a Vice President of Sales.

On March 19, 2004, the Company furnished a report on Form 8-K pursuant to Item 7 and Item 9, announcing that the Company entered into a joint marketing and services agreement with Epitomics, Inc.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC DIAGNOSTICS INC.

Date:	May 7, 2004	/s/ Matthew H. Knight

Matthew H. Knight
President, Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2004	/s/ Stanley J. Musial

Stanley J. Musial
Vice President – Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)