Form 10-Q
period 2004-06-30
STRATEGIC DIAGNOSTICS INC/DE/
filed 2004-08-12
CIK 911649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to

Commission File Number 000-22400

STRATEGIC DIAGNOSTICS INC.
(Exact name of Registrant as specified in its charter)

Delaware	56-1581761
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

111 Pencader Drive, Newark, Delaware	19702
(Address of principal executive offices)	(Zip Code)

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

     Yes         No

     As of June 30, 2004 there were 19,236,381 outstanding shares of the Registrant’s common stock, par value $.01 per share.

Back to Index

STRATEGIC DIAGNOSTICS INC.

INDEX

Item			Page

PART I		FINANCIAL INFORMATION

	ITEM 1	Financial Statements (Unaudited)

Consolidated Balance Sheets – June 30, 2004 and December 31, 2003	2

Consolidated Statements of Operations – Three months and six months ended June 30, 2004 and 2003	3

Consolidated Statements of Cash Flows – Six months ended June 30, 2004 and 2003	4

Notes to Consolidated Interim Financial Statements	5

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Back to Index

PART I.

ITEM 1. FINANCIAL STATEMENTS

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARY

     CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30,	December 31,
	2004	2003

ASSETS
Current Assets :
Cash and cash equivalents	$6,359	$5,158
Receivables, net	3,837	3,795
Inventories	3,081	3,230
Deferred tax asset	1,083	1,336
Other current assets	674	502

Total current assets	15,034	14,021

Property and equipment, net	3,671	3,947
Other assets	3	3
Deferred tax asset	8,347	8,347
Intangible assets, net	6,878	6,957

Total assets	$33,933	$33,275

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities :
Accounts payable	$682	$788
Accrued expenses	1,295	1,342
Current portion of long term debt	486	211

Total current liabilities	2,463	2,341

Long-term debt	878	983

Stockholders' Equity:
Preferred stock, $.01 par value, 20,920,648 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 35,000,000 shares authorized, 19,236,381 and 19,200,488 issued and outstanding at June 30, 2004 and December 31, 2003, respectively	192	192
Additional paid-in capital	36,211	36,140
Accumulated deficit	(5,696)	(6,262)
Deferred compensation	(202)	(192)
Cumulative translation adjustments	87	73

Total stockholders' equity	30,592	29,951

Total liabilities and stockholders' equity	$33,933	$33,275

The accompanying notes are an integral part of these statements.

Back to Index

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

NET REVENUES:
Product related	$5,420	$6,417	$11,770	$12,782
Contract and other	—	—	—	115

Total net revenues	5,420	6,417	11,770	12,897

OPERATING EXPENSES:
Manufacturing	2,476	2,864	4,996	5,717
Research and development	609	618	1,298	1,334
Selling, general and administrative	2,144	2,615	4,672	5,002

Total operating expenses	5,229	6,097	10,966	12,053

Operating income	191	320	804	844
Interest income (expense), net	10	(11)	14	(23)

Income before taxes	201	309	818	821
Income tax expense	53	98	252	275

Net income	148	211	566	546

Basic net income per share	$0.01	$0.01	$0.03	$0.03

Shares used in computing basic net income per share	19,236,000	18,942,000	19,236,000	18,941,000

Diluted net income per share	$0.01	$0.01	$0.03	$0.03

Shares used in computing diluted net income per share	19,674,000	19,591,000	19,719,000	19,542,000

The accompanying notes are an integral part of these statements.

Back to Index

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months
	Ended June 30,

	2004	2003

Cash Flows from Operating Activities :
Net income	$566	$546
Adjustments to reconcile net income to net cash provided by operating activities :
Depreciation and amortization	476	415
Deferred income tax provision	252	275
(Increase) decrease in :
Receivables	(42)	(661)
Inventories	149	170
Other current assets	(172)	(325)
Other assets	—	23
Increase (decrease) in :
Accounts payable	(106)	(79)
Accrued expenses	(47)	855

Net cash provided by operating activities	1,076	1,219

Cash Flows from Investing Activities :
Purchase of property and equipment	(87)	(98)

Net cash used in investing activities	(87)	(98)

Cash Flows from Financing Activities :
Proceeds from exercise of incentive stock options	21	2
Proceeds from employee stock purchase plan	7	10
Proceeds from issuance of long and short term debt	551	372
Repayments on financing obligations	(381)	(311)

Net cash provided by financing activities	198	73
Effect of exchange rate changes on cash	14	45
Net increase in cash and cash equivalents	1,201	1,239
Cash and cash equivalents, beginning of period	5,158	2,098

Cash and cash equivalents, end of period	$6,359	$3,337

Supplemental Cash Flow Disclosure :
Cash paid for taxes	5	4
Cash paid for interest	25	34

The accompanying notes are an integral part of these statements

Back to Index

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

Revenue Recognition

Product related revenues are composed of the sale of immunoassay-based test kits and the sale of certain antibodies and immunochemical reagents. Revenue from sales of immunoassay-based test kits and certain antibodies and immunochemical reagents are recognized upon the shipment of the product and transfer of title or when related services are provided. For the six months ended June 30, 2004 and 2003, revenues from these sales represented 79% and 77%, respectively, of total Company revenues.

Revenues from sales of certain antibodies and immunochemical reagents are recognized under the percentage of completion method and are recorded based on the percentage of costs or time incurred through the reporting date versus the estimate for the entire contract or project. For the six months ended June 30, 2004 and 2003, revenues from these sales represented 21% and 22%, respectively, of total Company revenues.

Contract revenues are recognized upon the completion of contractual milestones. For the six months ended June 30, 2003 these sales represented 1% of total Company revenues.

Back to Index

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

Basic earnings (loss) per share (EPS) is computed by dividing net income or loss available for common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS, except that the dilutive effect of converting or exercising all potentially dilutive securities is also included in the denominator. The Company’s calculation of diluted EPS includes the dilutive effect of exercising stock options and warrants into common shares. Basic loss per share excludes potentially dilutive securities.

As of June 30, 2004, options to purchase 2,275,000 shares of the Company’s common stock were outstanding, with options to purchase approximately 1,376,000 shares exercisable. Listed below are the basic and diluted share calculations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Average common shares outstanding	19,236,317	18,942,221	19,235,938	18,940,536

Shares used in computing basic net income per share	19,236,317	18,942,221	19,235,938	18,940,536

Stock options	436,613	647,592	482,111	600,147

Warrants	1,040	1,040	1,040	1,040

Shares used in computing diluted net income per share	19,673,970	19,590,853	19,719,089	19,541,723

Back to Index

3.	STOCK-BASED COMPENSATION

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosures. This statement amends the requirements of SFAS No. 123, Accounting for Stock Based Compensation. As permitted by SFAS No. 148, the Company applies the intrinsic-value-based method to account for its fixed-plan stock options. Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under the Company’s employee share option plans, the Company grants employees and outside directors stock options at an exercise price equal to the fair market value at the date of grant. No compensation expense is recorded with respect to such stock option grants. Compensation expense with respect to stock awards granted to all others is measured based upon the fair value of such awards and is charged to expense over the vesting period.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003

Net income, as reported	$148	$211	$566	$546

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	1

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(250)	(178)	(488)	(319)

Pro forma net income (loss)	$(102)	$33	$78	$228

Earnings per share:
Basic — as reported	$0.01	$0.01	$0.03	$0.03

Basic — pro forma	$(0.01)	$—	$0.00	$0.01

Diluted — as reported	$0.01	$0.01	$0.03	$0.03

Diluted — pro forma	$(0.01)	$—	$0.00	$0.01

Back to Index

4.	INVENTORIES:

The Company's inventories, which consist primarily of test kit components, bulk serum and antibody products, are valued at the lower of cost or market. Cost is determined using the first in, first out method. At June 30, 2004 and December 31, 2003, inventories consisted of the following:

	June 30, 2004	December 31, 2003

Raw materials	$1,308	$1,246
Work in progress	458	578
Finished goods	1,315	1,406

	$3,081	$3,230

5.	INTANGIBLE ASSETS:

At June 30, 2004 and December 31, 2003, intangible assets consisted of the following:

June 30, 2004		December 31, 2003

Goodwill	$5,168	$5,168
Other	2,800	2, 800
Less —accumulated amortization	(1,090)	(1,011)

Net intangible assets	$6,878	$6,957

6.	DEBT:

On May 5, 2000, the Company entered into a financing agreement with a commercial bank. This agreement provides for a $4,000 term loan, all of which had been paid on or before December 31, 2002, and for a revolving line of credit of up to $5,000, none of which was outstanding and approximately $2,429 of which was available at June 30, 2004, based on eligible assets.

The revolving line of credit bears a variable interest rate of between 1.75% and 2.75% over the London Interbank Offered Rate (LIBOR) depending upon the ratio of the Company’s funded debt to EBITDA, and is subject to a borrowing base determined by the Company’s eligible accounts receivable. The Company’s annual effective rate of interest on this line of credit, taking into account the variable interest rate and LIBOR, was approximately 2.85% at June 30, 2004.

On December 13, 2001 the Company entered into an agreement with a commercial bank to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $1,500 in financing, $1,089 of which was outstanding at June 30, 2004, and is repayable over seven years, with principal payments that began on October 1, 2002. The loan bears a variable interest rate of between 2% and 3% over LIBOR depending upon the ratio of the Company’s funded debt to EBITDA. Payments are due monthly, with equal amortization of principal payments plus interest. The Company’s annual effective rate of interest on this loan at June 30, 2004 was approximately 3.10%.

Back to Index

Under the terms of the above financings, the Company is required to meet certain quarterly financial covenants. The loan covenants were modified to a minimum quick ratio of 2.25 and a minimum tangible net worth ratio of $22,500 for the first three quarters of 2003, and the Company met the requirements during those periods. Beginning with the fourth quarter of 2003, the original provisions of the loan agreement regarding financial covenants became operative, namely a ratio of EBITDA to current maturities of debt plus interest and cash paid for taxes greater than 1.50 and a ratio of funded debt to EBITDA not to exceed 3.25. The Company was not in compliance with these fourth quarter 2003 covenants at December 31, 2003. In February 2004, the Company and the lender agreed to amend the terms of the EBITDA covenants, effective as of December 31, 2003, to exclude the impact of up to $3,315 of charges the Company incurred in the fourth quarter 2003, and therefore, the Company met the covenant requirements for the fourth quarter 2003. Under the amended covenant, the Company was in compliance with these required ratios at June 30, 2004 and expects that it will be able to meet all of its financial covenants with respect to this indebtedness for 2004.

As of June 30, 2004, the outstanding balance on all of the Company’s commercial bank debt was $1,089. This indebtedness is secured by substantially all of the Company’s assets.

In February 2004, the Company entered into an agreement to finance its 2004 insurance premiums with a commercial lender. The agreement provides for $551 in insurance premium financing, of which approximately $276 was outstanding at June 30, 2004. Payments are due in ten equal monthly payments ending November 1, 2004. This insurance premium loan bears a fixed annual interest rate of 4.75%.

Back to Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements reflecting the current expectations of the Company. When used in this Form 10-Q, the words “anticipate,” “enable,” “estimate,” “intend,” “expect,” “believe,” “potential,” “may,” “will,” “should,” “project” and similar expressions as they relate to the Company are intended to identify these forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, which may cause actual results to differ from those anticipated at this time. Such risks and uncertainties include, without limitation, changes in demand for products, delays and increased costs in product development and introduction, delays in market acceptance of new products, retention of customers, attraction and retention of management and key employees, adequate supply of raw materials, inability to obtain or delays in obtaining third party approvals or required government approvals, the ability to meet increased market demand, competition, protection of intellectual property, non-infringement of intellectual property, seasonality, the ability to obtain financing and other factors more fully described in the Company’s public filings with the Securities and Exchange Commission.

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

Since inception, the Company and its predecessors have, in addition to conducting internal research and development of new products, entered into research and development agreements with multiple corporate partners that have led to the introduction of various products to the food safety, water quality and other markets. The Company expects that internal research and development projects, primarily in the food safety area, will continue to represent a larger percentage of its research and development expenditures. The Company believes that its competitive position has been enhanced through the combination of talent, technology and resources resulting from the relationships it developed and the acquisitions it concluded during the past five years. These relationships and acquisitions have enabled the Company to achieve meaningful economies of scale for the products it offers through the utilization of its consolidated facilities in Newark, Delaware, for the manufacture of test kits and antibodies, its facility located in Oceanside, California, for the manufacture of instruments, and its facility located in Windham, Maine for the manufacture of antibodies.

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

Back to Index

The Company believes that its products in the food safety and water quality testing markets fill potentially large, unmet needs for rapid, easy-to-use analytical methods. The Company also believes that its products and technology currently being developed have broad application in diverse markets including the food and beverage and water treatment industries. The Company believes that an established product base, quality manufacturing expertise, experienced sales and marketing organization, established network of distributors, corporate partner relationships and proven research and development expertise will be critical elements of its potential future success.

Results of Operations

Three Months Ended June 30, 2004 versus June 30, 2003

Revenues for the second quarter of 2004 decreased 15% to $5.4 million, compared to $6.4 million for the second quarter of 2003.

Food safety revenues increased 7% to $1.4 million in the second quarter of 2004 compared to $1.3 million for the second quarter of 2003. Food pathogen test sales, led by sales of test kits for E. coli and Salmonella, grew by 46% during the second quarter of 2004 as compared to the second quarter of 2003. Sales of the Company’s products to detect genetically modified (GM) traits were flat in the second quarter of 2004 when compared to the second quarter of 2003.

Increases in food safety revenues were partially offset by continued reductions in StarLink™ test kit sales, which were approximately $291,000 for the second quarter of 2004 when compared to $377,000 in the same period in the prior year. Production of the StarLink™ trait was discontinued in 2001, and the Company expects the rate of testing for this trait to diminish at a more rapid rate.

Water quality revenues decreased 22% to $1.6 million for the second quarter of 2004 compared to $2.1 million for the same quarter in the prior year. This decline reflects a decline in the number of remediation projects and correlated use of on-site testing. Also contributing to the decline was pricing pressure from direct competitors and lab-based testing services and the Company’s previously reported efforts to discontinue production and sales of low margin products, including several “build to order” test kits.

Antibody revenues decreased 20% to $2.4 million for the second quarter of 2004 compared to $3.0 million for the same quarter in the prior year. This decrease reflects a decline in demand for polyclonal antibody services in the second quarter of 2004 compared to the same period in the prior year, and also reflects the Company’s continuing efforts to remediate or decline business that results in low margin revenue. Included in the antibody revenues for the second quarter of 2004 is $56,000 of revenue associated with the Company’s sale of certain “catalog” inventories that were written-off in the fourth quarter of 2003.

Gross profits (total revenues less manufacturing expenses) decreased to $2.9 million in the second quarter of 2004 compared to $3.6 million in the second quarter of 2003. Gross margin percentages decreased slightly to 54% in the second quarter 2004 as compared to 55% for the same quarter in 2003. The decline in both gross profits and margins reflects the lower revenue levels in the second quarter of 2004 when compared to the second quarter of 2003.

Back to Index

Manufacturing expenses decreased $388,000, or 13%, to $2.5 million in the second quarter of 2004 compared to $2.9 million in the same quarter of 2003. The decline primarily reflects the lower revenue levels in the second quarter of 2004 period as compared to the second quarter of 2003, and the benefit of the Company’s ongoing efforts on manufacturing process improvement and supply chain management.

Research and development spending was relatively consistent at $609,000 for the second quarter of 2004, compared to $618,000 for the second quarter of 2003.

Selling, general and administrative expenses decreased $471,000 to $2.1 million for the second quarter of 2004 compared to the same quarter in the prior year. Included in the selling, general and administrative expenses for the three month period ended June 30, 2003, was a $315,000 provision for severance and related expenses associated with the Company’s termination of its former CEO in May 2003. Also in the second quarter 2004, the Company benefited from the recovery of a $100,000 receivable it had written off in 2001.

The Company recorded interest income of $10,000 in the second quarter of 2004 compared to interest expense of $11,000 in the prior year second quarter primarily due to higher levels of invested cash during the 2004 period.

Income before taxes totaled $201,000 in the second quarter of 2004 compared to $309,000 in the prior year second quarter, due to the lower revenues levels in the second quarter 2004 as compared to the second quarter of 2004.

The Company’s effective tax rate of 26% for the second quarter of 2004 is below the federal and state statutory rates primarily due to research and development credits and the utilization of foreign net operating losses not previously benefited.

Net income in the second quarter of 2004 was $148,000, or $0.01 per diluted share, compared to net income of $211,000, or $0.01 per diluted share, in the second quarter of 2003.

Six Months Ended June 30, 2004 vs. June 30, 2003

Revenues for the six months ended June 30, 2004, decreased 9% to $11.8 million, versus $12.9 million for the same period in 2003.

Food safety revenues increased 20% to $3.5 million for the six months ended June 30, 2004, compared to $3.0 million for the same period in the prior year. Food pathogen test sales, led by sales of test kits for E. coli and Salmonella, grew by 43% for the six months ended June 30, 2004, as compared to the respective same period in the prior year. Sales of the Company’s products to detect genetically modified (GM) traits increased by 16% for the six months ended June 30, 2004, as compared to the same period in the prior year. The 16% increase primarily reflects the Company’s execution of a sizeable sale associated with tests for soybean trait detection in the Brazilian market.

Back to Index

Increases in food safety revenues were partially offset by continued reductions in StarLink™ test kit sales, which were approximately $527,000 in the first six months of 2004 compared to $792,000 in the same period in the prior year. Production of the StarLink™ trait was discontinued in 2001, and the Company expects the rate of testing for this trait to diminish at a more rapid rate.

Water quality revenues decreased 18% to $3.2 million for the six months ended June 30, 2004, compared to $3.9 million for the same period in the prior year. This decline reflects a decline in the number of remediation projects and correlated use of on-site testing. Also contributing to the decline was pricing pressure from direct competitors and lab-based testing services and the Company’s efforts to discontinue production and sales of low margin products, including several “build to order” test kits. Remediation and pesticide product line sales have declined at a faster rate than revenue generation from new product introductions and sales and large, one-time equipment sales made during the “Orange” terror alert in the first half of 2003 have not been replaced by new sales.

Antibody revenues decreased 15% to $5.1 million in the six months ended June 30, 2004, compared to $6.0 million for the same period in the prior year. This decrease reflects a decline in demand for polyclonal antibody services in the first six months of 2004 compared to the same period in the prior year. The number of customers has remained constant, but the number of customer projects has dropped from the high levels experienced in the second quarter of 2003. This decrease also reflects the Company’s continuing efforts to remediate or decline business that results in non-margin producing revenue, including the discontinuation or reduction of work under three management agreements for monoclonal antibody services in low margin applications. Included in the antibody revenues in the six months ended June 30, 2004 is $212,000 of revenue associated with the Company’s sale of certain “catalog” inventories that were written-off in the fourth quarter of 2003.

Gross profits (total revenues less manufacturing expenses) for the six months ended June 30, 2004 declined $406,000, or 6%, to $6.8 million as compared to $7.2 million for the same period in the prior year. The decline reflects the lower revenue levels in the 2004 period as compared to the same period in 2003. Gross margin percentages increased for the six months ended June 30, 2004, to 58% as compared to 56% in the same period of 2003. The improvement in gross margin percentages for the six months ended June 30, 2004 is primarily related to the Company’s ongoing efforts in manufacturing process improvement and supply chain management. Also contributing to the improvement in gross margin was the $212,000 in revenue associated with the Company’s sale of certain “catalog” inventories that were written-off in the fourth quarter of 2003.

Manufacturing expenses for the six months ended June 30, 2004 declined $721,000, or 13%, to $5.0 million as compared to $5.7 million for the same period in the prior year. The decline primarily reflects the lower revenue levels in the 2004 period as compared to the same period in 2003.

Back to Index

Research and development spending was $1.3 million, or 11% of net revenues, for the six months ended June 30, 2004, compared to $1.3 million, or 10% of net revenues, for the same period in the prior year.

Selling, general and administrative expenses decreased $330,000 to $4.7 million in the six months ended June 30, 2004, compared to $5.0 million in the same period of the prior year. Included in the selling, general and administrative expenses for the six month period ended June 30, 2003, was a $315,000 provision for severance and related expenses associated with the Company’s termination of its former CEO in May 2003. Also in the six months ended June 30, 2004, the Company benefited from the recovery of a $100,000 receivable it had written off in 2001.

The Company recorded interest income of $14,000 for the six months ended June 30, 2004 compared to interest expense of $23,000 for the six months ended June 30, 2003, due to higher levels of invested cash during the 2004 period.

Income before taxes totaled $818,000 for the six months ended June 30, 2004 compared to $821,000 for the six months ended June 30, 2003.

The Company’s effective tax rate of 31% for the six months ended June 30, 2004 is below the federal and state statutory rates primarily due to research and development credits and the utilization of foreign net operating losses not previously benefited.

Net income for the six months ended June 30, 2004 was $566,000, or $0.03 per diluted share, compared to net income of $546,000, or $0.03 per diluted share, in for the six months ended June 30, 2003.

Liquidity and Capital Resources

Net cash provided by operating activities of $1.1 million and $1.2 million for the six months ended June 30, 2004 and 2003, respectively, was primarily the result of the earnings before interest, taxes, depreciation and amortization (EBITDA) generated during each of the respective periods of $1.3 million. See Non-GAAP Financial Measures below.

Net cash used in investing activities of $87,000 and $98,000 for the six months ended June 30, 2004 and 2003, respectively, was driven by capital expenditures for office and manufacturing equipment during the periods.

Net cash provided by financing activities increased to $198,000 for the six months ended June 30, 2004 from $73,000 for the six months ended June 30, 2003, primarily due to the higher proceeds from the issuance of short-term debt to finance the Company’s 2004 insurance premiums with a commercial lender, net of scheduled repayments on this financing as well as scheduled repayments on existing bank debt.

The Company's working capital, which equals current assets less current liabilities, increased to $12.6 million at June 30, 2004, compared to $11.7 million at December 31, 2003. Outstanding debt increased $170,000 from $1.2 million at December 31, 2003 to $1.4 million on June 30, 2004, primarily due the Company entering into an agreement to finance its 2004 insurance premiums with a commercial lender.

Back to Index

On May 5, 2000, the Company entered into a financing agreement with a commercial bank. This agreement provides for a $4 million term loan, all of which had been paid on or before December 31, 2002, and for a revolving line of credit of up to $5 million, none of which was outstanding and approximately $2.4 million of which was available at June 30, 2004, based on eligible assets. The revolving line of credit bears a variable interest rate of between 1.75% and 2.75% over LIBOR depending upon the ratio of the Company’s funded debt to EBITDA, and is subject to a borrowing base determined by the Company’s eligible accounts receivable. The Company’s annual effective rate of interest on this line of credit, taking into account the variable interest rate and LIBOR, was approximately 2.85% at June 30, 2004. On December 13, 2001 the Company entered into an agreement with a commercial bank to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $1.5 million in financing, $1.1 million of which was outstanding at June 30, 2004, and is repayable over seven years, with principal payments that began on October 1, 2002. The loan bears a variable interest rate of between 2% and 3% over LIBOR depending upon the ratio of the Company’s funded debt to EBITDA. Payments are due monthly, with equal amortization of principal payments plus interest. The Company’s annual effective rate of interest on this loan at June 30, 2004, was approximately 3.10%. Under the terms of the above financing, the Company is required to meet certain quarterly financial covenants. The loan covenants were modified to a minimum quick ratio of 2.25 and a minimum tangible net worth of $22.5 million for the first three quarters of 2003, and the Company met the requirements during those periods. Beginning with the fourth quarter of 2003, the original provisions of the loan agreement regarding financial covenants became operative, namely a ratio of EBITDA to current maturities of debt plus interest and cash paid for taxes greater than 1.50 and a ratio of funded debt to EBITDA not to exceed 3.25. The Company was not in compliance with these fourth quarter 2003 covenants at December 31, 2003. In February 2004, the Company and the lender agreed to amend the terms of the EBITDA covenants, effective as of December 31, 2003, to exclude the impact of up to $3.3 million of charges the Company incurred in the fourth quarter of 2003, and therefore, the Company met the covenant requirements for the fourth quarter of 2003. Under the amended covenant, the Company was in compliance with these required ratios at June 30, 2004 and expects that it will be able to meet all of its financial covenants with respect to this indebtedness for 2004.

Based upon its cash on hand, credit facilities, current product sales and the anticipated sales of new products, the Company believes it has, or has access to, sufficient resources to meet its operating requirements at least through July 2005. The Company's ability to meet its long-term capital needs will depend on a number of factors, including compliance with existing and new loan covenants, the success of its current and future products, the focus and direction of its research and development program, competitive and technological advances, future relationships with corporate partners, government regulation, the Company's marketing and distribution strategy, its successful sale of additional common stock and/or the Company successfully locating and obtaining other financing, and the success of the Company's plan to make future acquisitions. Accordingly, no assurance can be given that the Company will be able to meet the future liquidity requirements that may arise from these inherent and similar uncertainties.

Back to Index

Non-GAAP Financial Measures

EBITDA measures are presented as the Company believes this provides investors and the Company’s management with additional information to measure the Company’s liquidity. EBITDA measures are not a measure of performance under GAAP, and therefore should not be considered in isolation or as a substitute for net income or cash flows from operations. Additionally, the Company’s EBITDA calculations may differ from the EBITDA calculations for other companies.

The calculation of the Company’s EBITDA measure (as discussed above), and the reconciliation of the Company’s EBITDA measure to net cash provided by operating activities for the six months ended June 30, 2004 and 2003, respectively, is as follows:

	Six Months Ended June 30,

	2004	2003

Net cash provided by operating activities	$1,076	$1,219
Changes in assets and liabilities:
Receivables	42	661
Inventories	(149)	(170)
Other current assets	172	325
Other assets	—	(23)
Accounts payable	106	79
Accrued expenses	47	(855)
Interest income (expense), net	(14)	23

EBITDA	$1,280	$1,259

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

Back to Index

Item 4. Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)      Change in Internal Control over Financial Reporting

     No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certifications of the Chief Executive Officer of Strategic Diagnostics Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certifications of the Chief Financial Officer of Strategic Diagnostics Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer of Strategic Diagnostics Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Strategic Diagnostics Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

Back to Index

(b)	Reports on Form 8-K

The Company did not file any reports on Form 8-K during the second quarter of 2004, but did furnish the following reports:

On April 7, 2004, the Company furnished a report on Form 8-K pursuant to Item 7 and Item 9, announcing that its Microtox® system had been proposed by the US EPA for whole effluent toxicity applications

On May 6, 2004, the Company furnished a report on Form 8-K pursuant to Item 7 and Item 9, announcing its financial results for the quarter ended March 31, 2004. This 8-K was amended on May 7, 2004.

On June 15, 2004, the Company furnished a report on Form 8-K pursuant to Item 7 and Item 9, announcing the launch of its Listeria testing product and providing a financial outlook for the second quarter to end June 30, 2004.

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC DIAGNOSTICS INC.

Date:	August 12, 2004	/s/ Matthew H. Knight Matthew H. Knight President, Chief Executive Officer (Principal Executive Officer)

Date:	August 12, 2004	/s/ Stanley J. Musial Stanley J. Musial Vice President – Finance and Chief Financial Officer (Principal Financial and Accounting Officer)