Form 10-Q
period 2004-09-30
STRATEGIC DIAGNOSTICS INC/DE/
filed 2004-11-08
CIK 911649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _________ to _________

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

Yes	No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	No

As of September 30, 2004 there were 19,252,465 outstanding shares of the Registrant’s common stock, par value $.01 per share.

STRATEGIC DIAGNOSTICS INC.

Back to Index

PART I. – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30,	December 31,

	2004	2003

ASSETS
Current Assets:
Cash and cash equivalents	$7,444	$5,158
Receivables, net	3,629	3,795
Inventories	3,113	3,230
Deferred tax asset	965	1,336
Other current assets	463	502

Total current assets	15,614	14,021

Property and equipment, net	3,593	3,947
Other assets	3	3
Deferred tax asset	8,385	8,347
Intangible assets, net	6,838	6,957

Total assets	$34,433	$33,275

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$711	$788
Accrued expenses	1,638	1,342
Current portion of long term debt	321	211

Total current liabilities	2,670	2,341

Long-term debt	825	983

Stockholders’ Equity:
Preferred stock, $.01 par value, 20,920,648 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 35,000,000 shares authorized, 19,252,465 and 19,200,488 issued and outstanding at September 30, 2004 and December 31, 2003, respectively	192	192
Additional paid-in capital	36,267	36,140
Accumulated deficit	(5,425)	(6,262)
Deferred compensation	(178)	(192)
Cumulative translation adjustments	82	73

Total stockholders’ equity	30,938	29,951

Total liabilities and stockholders’ equity	$34,433	$33,275

The accompanying notes are an integral part of these statements.

Back to Index

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2004	2003	2004	2003

NET REVENUES:
Product related	$5,546	$6,414	$17,316	$19,196
Contract and other	—	2	—	117

Total net revenues	5,546	6,416	17,316	19,313

OPERATING EXPENSES:
Manufacturing	2,487	3,045	7,483	8,762
Research and development	610	652	1,908	1,986
Selling, general and administrative	2,114	2,266	6,786	7,268

Total operating expenses	5,211	5,963	16,177	18,016

Operating income	335	453	1,139	1,297
Interest income (expense), net	17	(11)	31	(34)

Income before taxes	352	442	1,170	1,263
Income tax expense	81	178	333	453

Net income	271	264	837	810

Basic net income per share	$0.01	$0.01	$0.04	$0.04

Shares used in computing basic net income per share	19,250,000	18,989,000	19,241,000	18,957,000

Diluted net income per share	$0.01	$0.01	$0.04	$0.04

Shares used in computing diluted net income per share	19,432,000	19,541,000	19,606,000	19,526,000

The accompanying notes are an integral part of these statements.

Back to Index

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,

	2004	2003

Cash Flows from Operating Activities:
Net income	$837	$810
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	712	642
Deferred income tax provision	333	453
(Increase) decrease in:
Receivables	166	(292)
Inventories	117	172
Other current assets	39	(174)
Other assets	—	32
Increase (decrease) in:
Accounts payable	(77)	(317)
Accrued expenses	296	880

Net cash provided by operating activities	2,423	2,206
Cash Flows from Investing Activities:
Purchase of property and equipment	(182)	(200)
Purchase of intangible assets	—	(70)

Net cash used in investing activities	(182)	(270)
Cash Flows from Financing Activities:
Proceeds from exercise of incentive stock options	73	78
Proceeds from employee stock purchase plan	11	13
Proceeds from issuance of long and short term debt	551	372
Repayments on financing obligations	(599)	(502)

Net cash provided by (used in) financing activities	36	(39)
Effect of exchange rate changes on cash	9	45
Net increase in cash and cash equivalents	2,286	1,942
Cash and cash equivalents, beginning of period	5,158	2,098

Cash and cash equivalents, end of period	$7,444	$4,040

Supplemental Cash Flow Disclosure:
Cash paid for taxes	5	4
Cash paid for interest	38	52

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

Basis of Presentation and Interim Financial Statements

The accompanying unaudited consolidated interim financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. In the opinion of management, the accompanying consolidated financial statements include all adjustments (all of which are of a normal recurring nature) necessary for a fair presentation of the results of operation.

Revenue Recognition

Product related revenues are composed of the sale of immunoassay-based test kits and the sale of certain antibodies and immunochemical reagents. Revenue from sales of immunoassay-based test kits and certain antibodies and immunochemical reagents are recognized upon the shipment of the product and transfer of title or when related services are provided. For the nine months ended September 30, 2004 and 2003, revenues from these sales represented 79% and 78%, respectively, of total Company revenues.

Revenues from sales of certain antibodies and immunochemical reagents are recognized under the percentage of completion method and are recorded based on the percentage of costs or time incurred through the reporting date versus the estimate for the entire contract or project. For the nine months ended September 30, 2004 and 2003, revenues from these sales represented 21% of total Company revenues.

Contract revenues are recognized upon the completion of contractual milestones. For the nine months ended September 30, 2003 these sales represented 1% of total Company revenues.

Back to Index

Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. These estimates include those made in connection with assessing the valuation of accounts receivable, inventories, deferred tax assets and percentage of completion projects for revenue recognition. Actual results could differ from these estimates.

Comprehensive Income

Comprehensive income consists of the following for each period:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Net income	$271	$264	$837	$810
Currency translation adjustment	(5)	—	9	45

Total comprehensive income	$266	$264	$846	$855

2.	BASIC AND DILUTED INCOME (LOSS) PER SHARE:

Basic earnings per share (EPS) is computed by dividing net income available for common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS, except that the dilutive effect of converting or exercising all potentially dilutive securities is also included in the denominator. The Company’s calculation of diluted EPS includes the dilutive effect of exercising stock options and warrants into common shares.

As of September 30, 2004, options to purchase 2,255,000 shares of the Company’s common stock were outstanding, with options to purchase approximately 1,501,000 shares exercisable. Listed below are the basic and diluted share calculations.

Back to Index

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Average common shares outstanding	19,250,125	18,988,923	19,241,063	18,956,842
Shares used in computing basic net income per share	19,250,125	18,988,923	19,241,063	18,956,842

Stock options	180,936	550,614	363,842	568,142
Warrants	1,040	1,040	1,040	1,040

Shares used in computing diluted net income per share	19,432,101	19,540,577	19,605,945	19,526,024

3.	STOCK-BASED COMPENSATION

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

Back to Index

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net income, as reported	$271	$264	$837	$810

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	7	—	8

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(273)	(189)	(818)	(495)

Pro forma net income (loss)	$(2)	$82	$19	$323

Earnings per share:
Basic—as reported	$0.01	$0.01	$0.04	$0.04

Basic—pro forma	$—	$—	$—	$0.02

Diluted—as reported	$0.01	$0.01	$0.04	$0.04

Diluted—pro forma	$—	$—	$—	$0.02

4.	INVENTORIES:

The Company’s inventories, which consist primarily of test kit components, bulk serum and antibody products, are valued at the lower of cost or market. Cost is determined using the first in, first out method. At September 30, 2004 and December 31, 2003, inventories consisted of the following:

	September 30, 2004	December 31, 2003

Raw materials	$1,399	$1,246
Work in progress	465	578
Finished goods	1,249	1,406

	$3,113	$3,230

5.	INTANGIBLE ASSETS:

At September 30, 2004 and December 31, 2003, intangible assets consisted of the following:

	September 30, 2004	December 31, 2003

Goodwill	$5,168	$5,168
Other	2,800	2,800
Less – accumulated amortization	(1,130)	(1,011)

Net intangible assets	$6,838	$6,957

Back to Index

6.	DEBT:

On May 5, 2000, the Company entered into a financing agreement with a commercial bank. This agreement provides for a $4,000 term loan, all of which had been paid on or before December 31, 2002, and for a revolving line of credit of up to $5,000, none of which was outstanding and approximately $2,575 of which was available at September 30, 2004, based on eligible assets.

The revolving line of credit bears a variable interest rate of between 1.75% and 2.75% over the London Interbank Offered Rate (LIBOR) depending upon the ratio of the Company’s funded debt to EBITDA, and is subject to a borrowing base determined by the Company’s eligible accounts receivable. The Company’s annual effective rate of interest on this line of credit, taking into account the variable interest rate and LIBOR, was approximately 3.39% at September 30, 2004.

On December 13, 2001 the Company entered into an agreement with a commercial bank to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $1,500 in financing, $1,036 of which was outstanding at September 30, 2004, and is repayable over seven years, with principal payments that began on October 1, 2002. The loan bears a variable interest rate of between 2% and 3% over LIBOR depending upon the ratio of the Company’s funded debt to EBITDA. Payments are due monthly, with equal amortization of principal payments plus interest. The Company’s annual effective rate of interest on this loan at September 30, 2004 was approximately 3.64%.

Under the terms of the above financings, the Company is required to meet certain quarterly financial covenants. The loan covenants were modified to a minimum quick ratio of 2.25 and a minimum tangible net worth of $22,500 for the first three quarters of 2003, and the Company met the requirements during those periods. Beginning with the fourth quarter of 2003, the original provisions of the loan agreement regarding financial covenants became operative, namely a ratio of EBITDA to current maturities of debt plus interest and cash paid for taxes greater than 1.50 and a ratio of funded debt to EBITDA not to exceed 3.25. The Company was not in compliance with these fourth quarter 2003 covenants at December 31, 2003. In February 2004, the Company and the lender agreed to amend the terms of the EBITDA covenants, effective as of December 31, 2003, to exclude the impact of up to $3,315 of charges the Company incurred in the fourth quarter 2003, and therefore, the Company met the covenant requirements for the fourth quarter 2003. Under the amended covenant, the Company was in compliance with these required ratios at September 30, 2004 and expects that it will be able to meet all of its financial covenants with respect to this indebtedness for the next twelve months.

As of September 30, 2004, the outstanding balance on all of the Company’s commercial bank debt was $1,036. This indebtedness is secured by substantially all of the Company’s assets.

In February 2004, the Company entered into an agreement to finance its 2004 insurance premiums with a commercial lender. The agreement provides for $551 in insurance premium financing, of which approximately $110 was outstanding at September 30, 2004. Payments are due in ten equal monthly payments ending November 1, 2004. This insurance premium loan bears a fixed annual interest rate of 4.75%.

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

Results of Operations

Three Months Ended September 30, 2004 versus September 30, 2003

Revenues for the third quarter of 2004 decreased 14% to $5.5 million, compared to $6.4 million for the third quarter of 2003.

Food safety revenues decreased 18% to $1.7 million in the third quarter of 2004, compared to $2.0 million for the third quarter of 2003. Sales of the Company’s products to detect the StarLink™ trait decreased to $329,000 for the third quarter of 2004, compared to $541,000 in the same period in the prior year. Production of the StarLink™ trait was discontinued in 2001, and the Company expects the volume of testing for this trait to diminish at a more rapid rate.

Tests for detecting other genetically modified traits in both grain and seed were less than sales expectations for the quarter. The Company has seen some attrition due to changes in customer sample requirements for statistical analysis of test results. It is not clear how record harvests may offset these changes through the end of the year.

Food pathogen tests continued to see rapid growth during the quarter. Food pathogen test sales, led by sales of test kits for E. coli, Salmonella and Listeria, grew by 91% during the third quarter of 2004 as compared to the third quarter of 2003. The Company believes that this increase, from the 46% growth rate experienced in the second quarter of 2004 when compared to the second quarter of 2003, is a reflection of the ongoing adoption of the product line, and the introduction of the Company’s new Listeria test in June 2004. The Listeria test kit, the first product of the Company’s new DesignChek process, appears to be gaining rapid industry acceptance.

Water quality revenues decreased 16% to $1.4 million for the third quarter of 2004 compared to $1.6 million for the same quarter in the prior year. This decline relates primarily to sales in the U.S. In Europe, water quality revenues grew 32% in the third quarter of 2004 compared to the third quarter of 2003. Sales in the U.S. reflect an overall slowing in environmental testing and remediation, which is consistent with the market trends. EPA projects have historically been one of the key drivers of the field test kit business, and current federal spending cuts in the environmental area have negatively impacted the Company’s sales.

Back to Index

Sales of the Company’s Microtox® testing instruments were down in the third quarter of 2004 compared to the third quarter of 2003. Testing to secure water quality against intentional or unintentional contamination is just being considered as part of the food industry’s response to bio-terror threats. The Microtox® water program has demonstrated excellent performance in securing water quality. The Company is actively involved in promoting the technology and believes that this program may represent a best practice, as manufacturers begin to apply the same quality assurance standards to water as they do to other ingredients.

Antibody revenues decreased 9% to $2.5 million for the third quarter of 2004 compared to $2.8 million for the same quarter in the prior year. This decrease reflects a decline in demand for polyclonal antibody services in the third quarter of 2004 compared to the same period in the prior year, and also reflects the Company’s continuing efforts to minimize business that results in low margins.

Gross profits (total revenues less manufacturing expenses) decreased to $3.1 million in the third quarter of 2004, compared to $3.4 million in the third quarter of 2003. Gross margin percentages increased to 55% in the third quarter 2004 as compared to 53% for the same quarter in 2003. The decline in gross profits reflects the lower revenue levels in the third quarter of 2004 when compared to the third quarter of 2003. The improvement in gross margin percentages reflects lower manufacturing expenses as described below.

Manufacturing expenses decreased $558,000, or 18%, to $2.5 million in the third quarter of 2004 compared to $3.0 million in the same quarter of 2003. The decline primarily reflects the lower revenue levels in the third quarter of 2004 period as compared to the third quarter of 2003, and the benefit of the Company’s ongoing efforts on manufacturing process improvement and supply chain management.

Research and development spending was $610,000 or 11% of net revenues for the third quarter of 2004, compared to $652,000 or 10% of net revenues in the prior year third quarter.

Selling, general and administrative expenses decreased $152,000 to $2.1 million for the third quarter of 2004 compared to $2.3 million in the same quarter in the prior year, due to general overall expense control.

The Company recorded interest income of $17,000 in the third quarter of 2004 compared to interest expense of $11,000 in the prior year third quarter primarily due to higher levels of invested cash during the 2004 period.

Income before taxes totaled $352,000 in the third quarter of 2004 compared to $442,000 in the prior year third quarter.

The Company’s effective tax rate of 23% for the third quarter of 2004 is below the federal and state statutory rates primarily due to research and development credits and the utilization of foreign net operating losses not previously benefited.

Net income in the third quarter of 2004 was $271,000, or $0.01 per diluted share, compared to net income of $264,000, or $0.01 per diluted share, in the third quarter of 2003.

Back to Index

Nine Months Ended September 30, 2004 versus September 30, 2003

Revenues for the nine months ended September 30, 2004, decreased 10% to $17.3 million, compared to $19.3 million for the same period in 2003.

Food safety revenues increased 5% to $5.2 million for the nine months ended September 30, 2004, compared to $5.0 million for the same period in the prior year. Food pathogen test sales, led by sales of test kits for E. coli, Salmonella and Listeria, grew by 60% for the nine months ended September 30, 2004, as compared to the respective same period in the prior year. Sales of the Company’s products to detect genetically modified (GM) traits, other than StarLink™, increased by 11% for the nine months ended September 30, 2004, as compared to the same period in the prior year. The increase primarily reflects the Company’s execution of a sizeable sale associated with tests for soybean trait detection in the Brazilian market.

Increases in food safety revenues were partially offset by continued reductions in StarLink™ test kit sales, which were approximately $857,000 in the first nine months of 2004 compared to $1.3 million in the same period in the prior year. Production of the StarLink™ trait was discontinued in 2001, and the Company expects the volume of testing for this trait to diminish at a more rapid rate.

Water quality revenues decreased 17% to $4.5 million for the nine months ended September 30, 2004, compared to $5.5 million for the same period in the prior year. This decline reflects a decrease in the number of remediation projects and correlated use of on-site testing. Also contributing to the decline was pricing pressure from direct competitors and lab-based testing services and the Company’s efforts to discontinue production and sales of low margin products, including several “build to order” test kits.

For the nine month period ended September 30, 2004 compared to the same period in the prior year, revenues associated with sales of the Company’s Microtox® luminometers were flat, reflecting ongoing sales where application technology is well established. The Company has developed new applications for securing water quality in food and beverage applications and is actively engaged in developing this new market. Revenues associated with sales of the Company’s Deltatox® luminometers were down approximately $115,000 for the nine month period ended September 30, 2004 compared to the same period in the prior year. This decline was primarily due to large one time sales in 2003 associated with an “Orange” terror alert.

Antibody revenues decreased 13% to $7.6 million in the nine months ended September 30, 2004, compared to $8.8 million for the same period in the prior year. This decrease reflects a decline in demand for polyclonal antibody services in the first nine months of 2004 compared to the same period in the prior year. The number of customers has remained constant, but the number of customer projects has dropped from the high levels experienced in the first nine months of 2003. This decrease also reflects the Company’s continuing efforts to minimize business that results in low margins, including the discontinuation or reduction of work under three management agreements for monoclonal antibody services. Included in the antibody revenues in the nine months ended September 30, 2004 is $249,000 of revenue associated with the Company’s sale of certain “catalog” inventories that were written-off in the fourth quarter of 2003.

Back to Index

Gross profits (total revenues less manufacturing expenses) for the nine months ended September 30, 2004 declined $718,000, or 7%, to $9.8 million as compared to $10.6 million for the same period in the prior year. The decline reflects the lower revenue levels in the 2004 period as compared to the same period in 2003. Gross margin percentages increased for the nine months ended September 30, 2004, to 57% as compared to 55% in the same period of 2003. The improvement in gross margin percentages for the nine months ended September 30, 2004 is primarily related to lower manufacturing expenses, as described below, and $249,000 in revenue associated with the Company’s sale of certain antibody inventories that were written-off in the fourth quarter of 2003.

Manufacturing expenses for the nine months ended September 30, 2004 declined $1.3 million, or 15%, to $7.5 million as compared to $8.8 million for the same period in the prior year. The decline primarily reflects the lower revenue levels in the 2004 period as compared to the same period in 2003 and lower costs resulting from Company’s ongoing efforts in manufacturing process improvement and supply chain management.

Research and development spending was $1.9 million, or 11% of net revenues, for the nine months ended September 30, 2004, compared to $2.0 million, or 10% of net revenues, for the same period in the prior year.

Selling, general and administrative expenses decreased $482,000 to $6.8 million in the nine months ended September 30, 2004, compared to $7.3 million in the same period of the prior year. Included in the selling, general and administrative expenses for the nine month period ended September 30, 2003, was a $315,000 provision for severance and related expenses associated with the Company’s termination of its former CEO in May 2003. Also in the nine months ended September 30, 2004, the Company benefited from the recovery of a $100,000 receivable it had written off in 2001.

The Company recorded interest income of $31,000 for the nine months ended September 30, 2004 compared to interest expense of $34,000 for the nine months ended September 30, 2003, due to higher levels of invested cash during the 2004 period.

Income before taxes totaled $1.2 million for the nine months ended September 30, 2004, compared to $1.3 million for the nine months ended September 30, 2003.

The Company’s effective tax rate of 28% for the nine months ended September 30, 2004 is below the federal and state statutory rates primarily due to research and development credits and the utilization of foreign net operating losses not previously benefited.

Net income for the nine months ended September 30, 2004 was $837,000, or $0.04 per diluted share, compared to net income of $810,000, or $0.04 per diluted share, in for the nine months ended September 30, 2003.

Back to Index

Liquidity and Capital Resources

Net cash provided by operating activities of $2.4 million and $2.2 million for the nine months ended September 30, 2004 and 2003, respectively, was primarily the result of the earnings before interest, taxes, depreciation and amortization (EBITDA). See Non-GAAP Financial Measures below.

Net cash used in investing activities of $182,000 and $270,000 for the nine months ended September 30, 2004 and 2003, respectively, was primarily driven by capital expenditures for office and manufacturing equipment during the periods.

Net cash provided by financing activities increased to $36,000 for the nine months ended September 30, 2004 from net cash used in financing activities of $39,000 for the nine months ended September 30, 2003, primarily due to the higher proceeds from the issuance of short-term debt to finance the Company’s 2004 insurance premiums with a commercial lender, net of scheduled repayments on this financing as well as scheduled repayments on existing bank debt.

The Company’s working capital, which equals current assets less current liabilities, increased to $12.9 million at September 30, 2004, compared to $11.7 million at December 31, 2003. Outstanding debt decreased $48,000 from $1.2 million at December 31, 2003 to $1.1 million on September 30, 2004, primarily due to the scheduled repayments on the insurance premium financing and existing bank debt.

On May 5, 2000, the Company entered into a financing agreement with a commercial bank. This agreement provides for a $4.0 million term loan, all of which had been paid on or before December 31, 2002, and for a revolving line of credit of up to $5.0 million, none of which was outstanding and approximately $2.6 million of which was available at September 30, 2004, based on eligible assets. The revolving line of credit bears a variable interest rate of between 1.75% and 2.75% over LIBOR depending upon the ratio of the Company’s funded debt to EBITDA, and is subject to a borrowing base determined by the Company’s eligible accounts receivable. The Company’s annual effective rate of interest on this line of credit, taking into account the variable interest rate and LIBOR, was approximately 3.39% at September 30, 2004. On December 13, 2001 the Company entered into an agreement with a commercial bank to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $1.5 million in financing, $1.0 million of which was outstanding at September 30, 2004, and is repayable over seven years, with principal payments that began on October 1, 2002. The loan bears a variable interest rate of between 2% and 3% over LIBOR depending upon the ratio of the Company’s funded debt to EBITDA. Payments are due monthly, with equal amortization of principal payments plus interest. The Company’s annual effective rate of interest on this loan at September 30, 2004, was approximately 3.64%. Under the terms of the above financing, the Company is required to meet certain quarterly financial covenants. The loan covenants were modified to a minimum quick ratio of 2.25 and a minimum tangible net worth of $22.5 million for the first three quarters of 2003, and the Company met the requirements during those periods. Beginning with the fourth quarter of 2003, the original provisions of the loan agreement regarding financial covenants became operative, namely a ratio of EBITDA to current maturities of debt plus interest and cash paid for taxes greater than 1.50 and a ratio of funded debt to EBITDA not to exceed 3.25.

Back to Index

The Company was not in compliance with these fourth quarter 2003 covenants at December 31, 2003. In February 2004, the Company and the lender agreed to amend the terms of the EBITDA covenants, effective as of December 31, 2003, to exclude the impact of up to $3.3 million of charges the Company incurred in the fourth quarter of 2003, and therefore, the Company met the covenant requirements for the fourth quarter of 2003. Under the amended covenant, the Company was in compliance with these required ratios at September 30, 2004 and expects that it will be able to meet all of its financial covenants with respect to this indebtedness for the next twelve months.

Based upon its cash on hand, credit facilities, current product sales and the anticipated sales of new products, the Company believes it has, or has access to, sufficient resources to meet its operating requirements at least through October 2005. The Company’s ability to meet its long-term capital needs will depend on a number of factors, including compliance with existing and new loan covenants, the success of its current and future products, the focus and direction of its research and development programs, competitive and technological advances, future relationships with corporate partners, government regulation, the Company’s marketing and distribution strategy, its successful sale of additional common stock and/or the Company successfully locating and obtaining other financing, and the success of the Company’s plan to make future acquisitions. Accordingly, no assurance can be given that the Company will be able to meet the future liquidity requirements that may arise from these inherent and similar uncertainties.

Non-GAAP Financial Measures

The Company presents an EBITDA measure as the Company believes this provides investors and the Company’s management with additional information to measure the Company’s liquidity. EBITDA measures are not a measure of performance under GAAP, and therefore should not be considered in isolation or as a substitute for net income or cash flows from operations. Additionally, the Company’s EBITDA calculations may differ from the EBITDA calculations for other companies.

The calculation of the Company’s EBITDA measure (as discussed above), and the reconciliation of the Company’s EBITDA measure to net cash provided by operating activities for the nine months ended September 30, 2004 and 2003, respectively, is as follows (amounts in thousands):

Back to Index

	Nine Months Ended
	September 30,

	2004	2003

Net cash provided by operating activities	$2,423	$2,206
Changes in assets and liabilities:
Receivables	(166)	292
Inventories	(117)	(172)
Other current assets	(39)	174
Other assets	—	(32)
Accounts payable	77	317
Accrued expenses	(296)	(880)
Interest income (expense), net	(31)	34

EBITDA	$1,851	$1,939

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

The Company has exposure to changing interest rates, and is currently not engaged in hedging activities. Interest on approximately $1.0 million of outstanding indebtedness is at a variable rate of between 2% to 3% over the published LIBOR, based upon the Company’s ratio of funded debt to EBITDA, and was 3% over LIBOR on average for the year. At the Company’s current level of indebtedness, each 1% change in the variable interest rate will have an effect of $10,000 on the Company’s annual interest expense charges.

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

Back to Index

Item 4.         Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

The Company did not file any reports on Form 8-K during the third quarter of 2004, but did furnish the following reports:

On August 5, 2004, the Company furnished a report on Form 8-K pursuant to Item 7 and Item 9, announcing its financial results for the quarter ended June 30, 2004.

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC DIAGNOSTICS INC.

/s/ Matthew H. Knight

Matthew H. Knight President, Chief Executive Officer (Principal Executive Officer)
Date:	November 5, 2004

/s/ Stanley J. Musial

Stanley J. Musial Vice President – Finance and Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	November 5, 2004