Form 10-K
period 2004-12-31
STRATEGIC DIAGNOSTICS INC/DE/
filed 2005-03-31
CIK 911649

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

The aggregate market value of the common stock held by non-affiliates of the Registrant was $70,225,630, calculated by using the number of shares outstanding on June 30, 2004 and by referring to the closing price of the common stock on June 30, 2004 (the last business day of the Registrant’s most recently completed second fiscal quarter).

As of March 7, 2005 there were 19,503,673 shares outstanding of the Registrant’s common stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission relative to the Company’s 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

Dear Fellow Shareholders,

This was a productive year for Strategic Diagnostics as we continued to review and streamline our operations, develop a cohesive strategy for transforming our considerable expertise into valuable, commercialized and viable products and services for our customers, and lay the necessary foundation for an exciting 2005. The Company returned to profitability in 2004 and accomplished much to create multiple avenues for growth:

•	New management in key leadership positions.

•	Restructuring of the sales, marketing and customer service organizations.

•	Integration of the DesignChek® process for managing the research, development and commercialization of new products.

•	Investment in technology that builds on our core antibody production and service competencies.

•	Introduction of new testing and monitoring products in our Food Safety and Water Quality business segments.

•	Initiating product rationalization and strengthening of the manufacturing processes.

In 2004, we increased our gross margin to 56.5% from the 43.3% reported for 2003 while generating $1.5 million in net income, compared to a loss of $854,000 in 2003. Revenues continued to trend up sequentially during 2004 and, by the fourth quarter, we posted a positive year over year comparison.

Today, the Company operates two core competencies. Our Bio-Services division provides custom antibody production services and antibody reagents to the diagnostics, pharmaceutical, bio-medical and academic research and development markets. Our Industrial Bio-Detection division provides test kits for assessing the health, safety and quality of food, water and the environment. Our goal is to prudently grow revenues in each of these divisions while optimizing their profit margins.

Bio-Services

Strategic Diagnostics Inc. is one of the world’s premier antibody production companies. We offer customers a comprehensive portfolio of products and services through our Strategic BioSolutions business unit that include high-quality biological reagents, many of which are utilized in well-established diagnostic platforms. Our state-of-the-art facilities are maintained to the industry’s highest standards. Also, we believe that our size helps produce operational efficiencies that contribute to sustainable competitive advantages.

We are committed to a strong research presence driven by our key scientific personnel. We deliver consultative services that have helped scores of customers resolve technical and production problems by giving them access to the knowledge and capability developed through 15 years of project management experience thus avoiding processing problems and assuring a stable, reliable source for their critical reagent needs.

We continue to look for ways to expand our services and, in 2004, we introduced the STARs™ program. The Schedule Tracking and Antibody Reporting system (STARs) allows our customers online access to detailed information relating to the processing and status of their specific projects. With this new level of transparency, many of our customers tell us that they now have greater access to real time information than when they were undertaking production in their own facilities. Our strong focus on continuous quality improvement and manufacturing efficiency, the knowledge that comes from years of experience and the availability of information tools like STARs™ combine to create a valuable experience and a desirable product for our customers, enabling us to continue to provide leading antibody production and outsourcing services.

Building on SDI’s core competency in antibody services, in March 2005, we announced plans to further advance the development and commercialization of new technologies for genomic antibody discovery and production. We have opened and staffed a new laboratory and production facility in Dallas, Texas, to develop high throughput methods for transforming genetic information into the antibodies that can be used for the newest methods of drug discovery, diagnostics and bio-medical research.

The mapping of the human genome was a high-profile project, and continuing research in related fields is creating new potential for science to detect disease states and manipulate the environment in which our genes react to alter outcomes. Proteomics, which many see as the next major phase of genomic research, is an area that we anticipate will lead to the discovery of drugs that treat some of the world’s most costly and deadly diseases.

Research in proteomics is an area that requires the use of antibodies and, we believe that we possess scientific, intellectual and operational advantages that will allow us to become a leader in this emerging area. Our goal is to create antibody production technologies that will help enable research, development and commercialization in proteomics. We expect to generate our first genomic antibodies on a commercial scale before the end of the 2005.

Industrial Bio-Detection:

Industrial diagnostics testing presently accounts for more than 60% of our business. Our test kits enable our customers to obtain actionable data and information to assess, among other things, the safety and quality of their products. In addition to the accuracy and reliability of the products we sell, we look for applications where speed of results allows customers to improve their process efficiencies, reduce costs or capture new revenue by an amount that delivers a strong return on their testing investment.

In 2002, we expanded our presence in the food safety market by introducing our first food pathogen test kit for E. coli O157 including H7. In 2003, we introduced our first kits for Salmonella testing and, in late June 2004, we introduced a kit for Listeria testing. Our test kits for these “big three” pathogens have been gaining rapid market acceptance, evidenced by a 77% increase in sales during 2004 as compared to 2003, with growth accelerating during each successive quarter of the year. Our Listeria test is now our fastest growing single product.

Customer satisfaction and retention within our food pathogen area is also very strong. We continually work with our customers to help them reduce their total cost of use, optimize their protocols for superior results and quality, train their staff and assure the highest analytical standards. More importantly, we continue to innovate in ways that we expect to allow us to maintain a clear differentiation from our competition. Several large food processing companies adopted our methodologies in 2004, and we look forward to building on this success in the year ahead.

We remain focused on the quality of water in food and beverage manufacturing. Though it is not now a common practice, we believe that water should be subjected to the same quality control screening as virtually all other food and beverage ingredients. Today, many companies use water in the same way they use electricity; turning it on or off as needed. In 2003, SDI began developing a program for rapid water quality screening using our Microtox® technology. Development has continued through 2004 with the Microtox® bio-luminescent platform being positioned as a simple, cost effective way for food and beverage manufacturers to determine if the water going into their products is as safe and pure as the rest of their ingredients.

In the past few months, we have been encouraged by our business development activities in this area. It appears to us that food and beverage manufacturers have concerns about water quality, but have not been aware of a solution that could deliver timely, actionable information on a platform that is simple and cost effective enough to execute within their facilities.

Like any new technology, it will take forward thinkers and early innovators to help establish water quality screening as a standard food safety discipline. As we continue to demonstrate the efficacy of our program, it is clear that the value delivered is primarily preventive. Companies considering significant investment in water treatment systems may find they can avert or reduce future capital expenditures by undertaking an improved water monitoring program, and that our solution is ideal for this purpose. Regardless of the financial justification, we believe leading food and beverage companies must eventually take action to monitor the quality and integrity of their water supply on a proactive basis, and we intend to be there to meet this need.

SDI continues to be one of the leading manufacturers of rapid tests for the identification of Genetically Modified Organisms. At one time, industry observers believed that GMO testing would increase as the planting of GMO crops proliferated alongside the debate over their environmental and health impact. To date, this growth has not occurred. Even so, there is still a need for logistical tracking of GMO crops, for various purposes, such as assuring that grain processors meet customer specifications for non-GMO products. However, with the single exception thus far of Starlink™ corn, which was discontinued in 2001, GMO crops have continued to gain wide public acceptance.

Until 2004, the test for Starlink™ corn was the Company’s largest selling product. Over the past three years, we have worked to offset the inevitable decline of sales in this product with new products used in GMO crop and seed management. As we would expect in any market that is not growing, the agriculture market has become quite price competitive. Fortunately, we are able to bring to bear certain economies of scale, which we believe will allow us to maintain a profitable share of the market.

In addition to food safety, our bio-detection technologies have broad application in the environmental compliance and remediation markets. We have a broad portfolio of technologies for identifying and quantifying a wide range of environmental pollutants. However, we believe that we must do a better job of demonstrating to our customers the cost benefit of these technologies.

Bioluminescent testing on our Microtox® platform is one of the industry’s most comprehensively documented assays for toxicity analysis, worldwide. Over the last two years, numerous water utilities have purchased equipment for both routine and emergency response testing. Industrial customers have used the platform for screening of industrial waste water effluent. During 2004, we submitted Microtox® for consideration as a standard toxicity method under the EPA Whole Effluent Toxicity (WET) measurement program. Though there is no guarantee that the program will receive “Standard Method” status, we are encouraged that we have excellent science and precedent in numerous countries with strong environmental management practices.

In 2004, we began planning the re-introduction of environmental testing products. We want to take advantage of the Company’s unique breadth of EPA-approved rapid test methods for environmental pollutants. This product line has seen several consecutive years of revenue decline. Little investment was made and products have not been updated to take advantage of new innovations that would make them easier to use. Much of this product line came to SDI through acquisitions that consolidated the market.

The environmental testing market is large with hundreds of testing companies. Our marketing efforts, commenced in the latter part of 2004, pointed us in the direction of seeking new channels of distribution that would deliver better value to the end user. In 2005, we expect to continue to devote resources to developing new sales channels for these products, supported by new technology, training, and application support.

In both our Bio-Services and Industrial Bio-Detection divisions, the ability to link product development with marketing and consultative selling will be a key factor in our success. We believe that prior to 2004, the Company did not sufficiently recognize sales and marketing as essential requirements for the Company’s success. Today, our attitude on these issues has changed. With the implementation of the Company’s DesignChek™ process, all product development is done with a keen eye to the customer’s need and our strategy for successful commercialization.

In 2005, the Company will continue its efforts to develop and support both the direct and indirect sales channels that best serve the end user, while optimizing our organization and cost structure. The identification of the most effective and efficient channels to market is undoubtedly our biggest challenge as we recognize the high level of application expertise that is required in support of all our products and services. We will also continue our efforts to become a strong, process-centered organization. During the past year, our focus on process has allowed us to strengthen every function in the Company including quality, finance, manufacturing, research, human resources, IT, sales and marketing. Each day we are committed to doing our jobs better than we did yesterday.

We are fortunate to have a very strong, experienced and enthusiastic Board of Directors. I want to thank them for the service and direction they have consistently provided. At the end of her current term, Kathleen Lamb will retire from the Board. We want to take this opportunity to thank Kathleen for the many contributions she has made over the past eight years she has served SDI.

As we begin 2005, your Company is financially stronger. It has a discipline for prioritizing its opportunities and a clear understanding of the skills, knowledge and abilities it must build to take advantage of its considerable technical expertise and existing product lines. We believe these changes will enable us to create increasing shareholder value as we move ahead.

Matthew H. Knight

President and Chief Executive Officer

PART I

ITEM 1. BUSINESS

Overview

Strategic Diagnostics Inc. (“the Company” or “SDI”) is a Delaware corporation formed in 1990. In 1996, the Company merged with and into EnSys Corporation, a Delaware corporation formed in 1987, and changed its name to Strategic Diagnostics Inc.

The Company develops and markets biotechnology-based detection solutions. SDI’s bio-services division supplies custom antibodies and antibody services for proteomics, bio-medical research, drug development and diagnostics. The Company’s industrial bio-detection division provides rapid antibody-based (immunoassay) diagnostic test kits for the industrial, agricultural, environmental, food and water markets.

Bio-Services Division

SDI is a leader in providing a wide array of custom antibodies and antibody services, including the complete outsourcing of the production of monoclonal and polyclonal antibodies embedded in commercialized products offered by leading diagnostic and pharmaceutical companies. Through its Strategic BioSolutions business unit (SBS), SDI serves the research, human diagnostic and pharmaceutical industries.

The use of antibodies is a proven methodology used in research and diagnostics, and is of particular importance in proteomics, a rapidly growing segment of the genomic science segment which involves the large-scale study of proteins, particularly as to structures and functions.

Industrial Bio-Detection Division

SDI detection technologies allow industrial customers to rapidly and cost-effectively identify the presence of pollutants, such as chemical toxins, biological pathogens and other contaminants which can compromise human or environmental safety, and financially impact production efficiencies. SDI also sells disposables in the form of test strips, sample prep materials and reagents, creating recurring revenue opportunities. Specific industry applications include:

•	Food and Beverage Manufacturing: High efficiency testing for the identification of pathogens and toxins in food, water and the manufacturing environment.

•	Water Utilities: Drinking water tests for chemical toxins, metals, and pathogens. Pollution control tests for effluent toxicity, pesticides, metals and efficiency maintenance in biological processing systems.

•	Environmental Management: On-site testing systems to increase the speed and accuracy of environmental remediation of soil and ground water pollutants.

•	Agriculture and Agro-science: The market leader in detection, identity preservation, and quantification testing for genetically modified organisms. Developer of test systems for feed and grain safety including mycotoxins and process animal proteins (PAP) that may transmit BSE, the cause of Mad Cow Disease.

By leveraging its expertise in immunology, proteomics, bio-luminescence and other bio-reactive technologies with innovative application and production capabilities, the Company is able to provide sophisticated diagnostic testing and reagent systems to a diverse customer base serving multiple vertical markets.

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

In addition to this annual report on Form 10-K, the Company files periodic and current reports, proxy statements and other information with the SEC. The Company will provide these documents to you, free of charge, if you request copies by sending a letter to the Company’s Investor Relations Department at the address set forth on the cover of this report. The Company can also be contacted through its internet home page, www.sdix.com. You may also read and copy any document the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Please call the SEC at (800) SEC-0330 for further information about the public reference facilities. These documents also may be accessed through the SEC’s electronic data gathering, analysis and retrieval system (“EDGAR”) via electronic means, including the SEC’s home page on the internet, www.sec.gov.

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

The products that the Company manufactures and markets using this technology include TraitChek™, MycoChek™, RapidChek®, SeedChek™, FeedCheck™, RaPID Assay®, EnviroGard®, and D TECH®.

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

Markets and Products

The Company sells products in the food safety, water quality and antibody market categories through its U.S. direct sales force, a network of over 50 distributors in Canada, Mexico, Latin America, Europe and Asia and its corporate partners. This section describes the Company’s current markets, products and competition.

Geographic and Customer Information

The following table sets forth sales by geographic region:

	Twelve Months Ended December 31,
	2004	2003	2002
United States	$17,158	$19,186	$17,217
Rest of the world	6,853	6,397	6,564

Total	$24,011	$25,583	$23,781

The Company’s basis for identifying sales by country is the ship-to location. There were no individual countries outside of the United States that represented more than 10% of the total revenues of the Company. There are no significant long-lived assets located outside the United States.

Food Safety

The Company’s food safety product line includes tests to detect targeted traits in genetically engineered plants, tests to detect Genetically Modified (GM) traits in food ingredients and food fractions, tests to detect naturally occurring fungi in grains (mycotoxins), tests for food pathogens, including E. Coli O157 including H7, Listeria and Salmonella, and products to detect prohibited animal proteins in animal feed (ruminant feed testing).

Agricultural Testing

Genetically Modified Crops. Tests for GM traits are generally used to determine whether the sample tested contains GM seeds or grain. The tests may be employed by users desiring to ensure the seed or grain lots are either GM-free or, in other cases, that they contain a specified amount of the GM material in order to meet certain GM requirements. Among the items tested with the Company’s products are corn, soybeans and cotton.

Agricultural biotechnology companies are developing varieties of commercially important crops like corn, cotton and soybeans that have altered or additional genes that are designed to confer a commercial advantage to the plant, such as insect or pesticide resistance or enhanced growth or nutritional characteristics. Each year this technology expands throughout world agricultural systems because of the meaningful beneficial economic impact of these products. The Company believes that as the use of these products proliferates, so will the need for analysis to identify the genetic characteristics of a particular food product.

Crop varieties developed by genetic engineering were first introduced for commercial production in 1996 with about 4 million acres of GM crops grown. It is estimated in 2004, that GM crops were planted on more than 200 million acres worldwide, a 20% increase compared to 2003. Globally in 2004, six principal countries were responsible for 98% of the GM crop area. They include the U.S. at 117 million acres (59% of the global total), Argentina at 40 million acres (20%), Canada at 13 million acres (6%), Brazil at 12 million acres (6%), China at 9 million acres (5%) and Paraguay at 3 million acres (2%). The Company has distribution in place within each of these GM crop producing countries.

A large agricultural biotechnology company that has used genetic engineering technology in developing proprietary varieties of herbicide resistant soybeans and insect-resistant corn and cotton, among other products, commissioned the Company’s first test in this market. Not all the seed produced by a genetically engineered seed or plant contains the gene for the desired trait and, therefore, not all the plants arising from a batch of seed will express the desired characteristic. The Company has developed a simple ‘one-step’ lateral flow test that is used at the point of testing to determine if an individual plant contains the new genetic trait. The Company also has developed similar one-step products for other crops. Commercial seed producers use these products to ensure the quality of their products. This type of test also can be used in crops for enforcement purposes to expose unlicensed application of the genetic technology. Agricultural biotechnology companies, including Monsanto and Bayer CropScience, are currently developing additional genetically engineered traits in plants. Based on these results and with the increased volume of such traits, the Company expects sales of these products to grow.

Though acceptance of GM crops has increased and the development of new traits has risen, there are many countries that have adopted strict regulations on biotech crops. In 2004, the European Union adopted strict regulations regarding labeling and traceability of GM food and feed with enforcement beginning in April 2004. The regulatory tolerance for EU-authorized GM traits is 0.9% and 0.5% for unauthorized GM traits that have already received a favorable risk assessment. However, traceability systems must be in place and must demonstrate that any traces of GM traits are adventitious and are technically avoidable. The impact of these regulations may be stricter testing of U.S. grain exports and an increase in testing to meet these new regulations. Conversely, if there were widespread acceptance of GM crops, it may reduce the need for grain testing.

During 2000, a genetic trait used in corn, known as Cry9C, or StarLink®, which had been approved by the U.S. Environmental Protection Agency (USEPA) only for non-food uses, was discovered in food products. The impact of this discovery resulted in the need for growers, handlers, processors, shippers and exporters to test corn for the presence of StarLink®. The Company’s Bt9 TraitChekTM test was the first GM test validated by the U.S. Department of Agriculture (USDA). The Company worked closely with key grain processors worldwide to provide significant volumes of tests to meet the high market and regulatory demand and hence more than 2 million Bt9 tests were sold in 2001, becoming the Company’s largest selling product. The StarLink®

issue brought to light the need for definitive genetic analysis and demonstrated that paper certifications as to genetic origin and concentration alone are inadequate. The U.S. Department of Agriculture’s Grain Inspection, Packers and Stockyards Administration (GIPSA) recommended that all corn seed sold for the 2001 planting season and parent lines to be used in 2001 seed production be tested for the presence of the StarLink® protein. This recommendation expanded the market opportunities for the Company’s Bt9 testing products. With the removal of StarLink® corn from the U.S. grain supply during 2000 and 2001, the Company’s sales of tests to detect StarLink® corn diminished significantly from 2002-2004, while Company sales of test kits to test other traits have grown modestly.

Due to the StarLink® incident described above and consumers’ sensitivity to the issue, there were very few new GM traits introduced into the marketplace in 2001 and 2002. During 2003, there was a renewed interest and introduction of new traits, and the Company continued to work closely with the major agricultural biotechnology companies toward development and commercialization of tests in line with their trait commercialization schedules. In 2003, the Company began to recognize broader adoption of testing for traits that had been commercialized in years prior. Tests for the Cry3Bb insecticidal protein have grown and are expected to grow. Cry3Bb is an insecticidal protein used to combat the corn root worm. The corn root worm is responsible for over $1 billion of crop damage and loss annually in the U.S. Conventional pesticides do not perform well on this pest. As expected, U.S. farmers widely adopted corn rootworm traits in 2004.

The Company has had strong sales efforts in Brazil since 2000. Brazil is a major agricultural country and the leading exporter of soybeans in the world, surpassing the U.S. in 2004 with over 23 million tons exported. Brazil has temporary laws in place making it legal to grow GM crops. In 2004, 12 million acres of GM soy was planted in Brazil, much of this done illegally from seed acquired via black market from Argentina. Due to the previous GM ban, countries importing non-GM soy products such as China and those from the European Union have increased their imports from Brazil. To assure that their raw commodities are free of GM, testing is done at many grain elevators and crushing facilities throughout Brazil. Brazil is now the leading customer for the Company’s GM soybean test for Roundup Ready® herbicide tolerance.

Increased testing in the Brazilian market during 2004 was primarily driven by the Brazilian government opening its regulations to the planting of genetically modified soy in 2003, which it had not allowed previously. In 2003 and 2004, the Company collaborated with Monsanto Company to develop a test it uses to monitor unlicensed use of its intellectual property (Monsanto’s Value Capture Program) in Brazil. This program is designed to alert processors of grain trucks entering their facilities with GM soybean levels, containing Monsanto’s Roundup Ready® trait, at or above 2%. Monsanto anticipates claiming over $50 million in royalties from Brazilian farmers that have planted seed without paying technology rights. This program went into effect in 2004 in southern Brazil and in 2005 will be expanded into northern Brazil and Paraguay. The success of this value capture program may have future impact in other countries where Monsanto has been unable to claim full value from its technology.

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

Food Testing

Food Pathogen Testing. Pathogen specific testing is an increasingly important part of the microbiology tests performed in the global food industry. The current 2004 world-wide market for pathogen tests is estimated to be $180 million according to independent studies and the Company’s own market research. According to several independent studies, the market for pathogen tests is expected to grow at an annual rate of between 10% and 17%. Growth in pathogen testing is driven primarily by regulatory changes, industry consolidation, and globalization of the world’s food supply.

In 2004, the Company continued to invest in the development and market introduction of products for the detection of pathogenic microorganisms in food. In June of 2004, the Company launched its test for detection of Listeria. This test system received AOAC Research Institute approval for both food and environmental samples, as opposed to several competitive methods on the market which have AOAC approval for food samples only. As a result of new regulations enacted by the USDA in 2003, environmental samples account for approximately 80% of all Listeria testing. The Listeria test incorporates the use of a proprietary enrichment procedure which provides results in 40 hours, 8-12 hours faster than most other methods on the market. In addition, the proprietary enrichment system does not require a transfer step, providing significant labor savings compared to other methods on the market. As with all pathogen systems, food companies require internal evaluations prior to adoption. In these evaluations, the Company’s Listeria test system demonstrated superior performance, and improvements in efficiency and productivity compared to most competitive methods on the market. As a result of improvements in performance and cost-in-use, the Company has had the Listeria product adopted by a number of very large food processors. When larger food companies adopt a particular method, it usually gains credibility in the marketplace.

Water Quality Monitoring. The Company continues to work with key industry leaders to create awareness that water is a critical raw material in both food and beverage preparation processes. An understanding of what it means to assure the quality of water is just beginning to be understood by the marketplace. A recent water industry standard has suggested that food and beverage manufacturers will need to consider how they will secure water as a raw material and suggested that the beneficiary of this need will be the manufacturers of self-contained water treatment purification equipment. In response to this critical market need, the Company has developed a Water Quality Monitoring Program (WQMP) to give customers in the food and beverage industry the ability to effectively implement regular water monitoring at a facility to screen incoming water for quality changes.

The WQMP involves installation of instrumentation and water sampling equipment into a facility, training in program operation, collection and interpretation of data, management and supply of reagent and provides a means of emergency response confirmation testing by an independent water quality laboratory. The goals of the WQMP are to:

•	Monitor for intentional and/or inadvertent water contamination.

•	Incorporate water quality testing into routine testing and operations.

•	Train customer employees to operate the system and accurately analyze water samples.

Ruminant Testing. In February 2003, the Company introduced its screening test for the detection of meat and bone meal in animal feed, which is linked to the transmission of BSE, commonly known as mad cow disease. The transmission of mad cow disease is believed to be linked to the use of rendered meat and bone meal as a protein supplement in animal feed. Meat and bone meal made from cattle has been banned for use in cattle feed since 1997 in both Canada and the U.S., but it can be used legally in feed for poultry, swine and household pets, none of which are known to contract mad cow disease.

During 2003 and 2004, publicized cases of “mad cow” have been found in countries including the United States, Canada and Japan. The market and regulatory environment in these countries continues to be in a state of flux. Although feed testing is the only definitive means to certify compliance, the current industry practice is to rely solely on paper certification. The Company is not investing significant sales effort or additional development given the current regulatory environment.

Water Quality

The Company’s water quality product line includes analytical tests for drinking water, industrial process water and wastewater analysis, and analytical tests for soil and other waste matrices for use at environmental remediation projects, hazardous waste operations and other applications.

Microtox®. The Microtox® test system is a unique rapid acute toxicity test that detects a broad range of toxins and chemical agents in water. Microtox® makes toxicity analysis simple and easy to perform and results can be generated in as little as 30 minutes. Microtox® toxicity testing technology is used in drinking water, wastewater, environmental remediation and research and industrial applications around the world. With nearly 600 peer-reviewed scientific articles and more than 2,000 instruments sold worldwide, the Company believes that the Microtox® toxicity test system is the standard for rapid toxicity screening and analysis.

The Company is currently working with drinking water utilities, food processors and other customers as they develop and implement monitoring processes to reduce their risk from contamination of water supplies. In the U.S., approximately 100 drinking water utilities and six food processors are currently using Microtox® toxicity testing technology as part of their early warning or emergency response programs to detect contamination of their water supplies. The rapid response of the Microtox® toxicity assay allows users to rapidly detect—and quickly respond to—any changes in water quality. It is for this reason that the technology is viewed by many national and international experts as an effective means for detecting toxins in water applications.

The Company also markets a portable version of the Microtox® technology known as Deltatox®. Departments of Health in a number of states, the largest private water utility in the country and USEPA emergency response teams are using Deltatox® technology as part of their emergency response programs.

The Company believes that, currently in the United States, no other companies have meaningful marketing efforts for rapid bioluminescence based toxicity testing. There are only a few other companies who market a rapid toxicity test that is competitive with Microtox®. However, we are aware of competitive programs outside the U.S.

The USEPA is currently reviewing the technical capabilities of Microtox® to add the method to the approved list of toxicity test methods under the Whole Effluent Toxicity testing program. In June of 2004, the USEPA submitted the addition of Microtox® to the Federal Register for NPDES permit compliance testing. This is the regulatory program under which permitted waste dischargers, including the large number of municipal sewage treatment plants, are mandated to test their effluents on a regular basis and comply with regulated toxicity discharge limits. After the 60 day public comment period, the USEPA continued its review of the Microtox® technology and anticipated effects on waste discharge permitting regulations. When and if this method becomes an approved method, that will open up a significant market for Microtox®. The size of this testing market is estimated to be between $25-$30 million, however, this action will also likely stimulate the entrance of numerous competitors into this market.

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

The RaPID Assay® test kit marketed by the Company for one of these pesticides—Atrazine—was validated by the USEPA under the Environmental Technology Verification program. The report confirmed the accuracy and reliability of the Company’s RaPID Assay® test format for Atrazine and, in our evaluation of the data, is one of only two immunoassay products validated by this program showing acceptable performance for this application.

The Company believes that it offers immunoassay test kits for a far larger number of different pesticides or pesticide classes than any other company. This wide product offering is an advantage, especially in international markets, where a wide variety of pesticides (different from those applied in North America) may be used providing the Company with a broader market for our products.

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

The Company’s key user segments in these applications have been the largest environmental engineering and construction firms, the Department of Defense (including the US Army Corps of Engineers), the Department of Energy, NASA, NOAA, and many other major federal and state regulatory and research agencies. In addition to these U.S. based agencies, SDI has identified opportunities in foreign nations. In November of 2004, SDI was awarded a contract to supply test kits and training to the United Nations Environmental Programme’s Post-Conflict Assessment Unit to be used in a trial program addressing environmental remediation in Iraq. The implementation of the project has been delayed due to personnel safety concerns. Increased emphasis on environmental contamination and remediation has been observed in Europe, and continues to present an opportunity to the SDI Europe office.

Typical contaminants of concern at contaminated sites include petroleum and fuel-derived products, polycyclic aromatic hydrocarbons (PAHs), polychlorinated biphenyls (PCBs), dioxins, explosives, pesticides, and chlorinated solvents. The Company is currently marketing test kits for all of these contaminant classes, and has been able to expand its product offering through distribution agreements to accommodate new technologies.

The Company continues to capture opportunities as agencies, such as the USEPA and the US Army Corps of Engineers, promote, and often require through contract mechanisms, the use of field analytical tools. The USEPA and U.S. Army Corps of Engineers are jointly promoting what they call the “Triad Approach”, which uses immunoassay and other field analytical systems to increase the accuracy and reduce costs on environmental projects. In public presentations and publications promoting the use of field analytical tools, USEPA and U.S. Army Corps of Engineers officials often cite successful field sampling projects referring to the Company’s products by trade name. This has the potential to expand the market for immunoassay and field analytical kits in general, and specifically those products marketed by the Company. In one frequently used example, USEPA cites the use of the Company’s RaPID Assay® and EnviroGard® products at a project in the State of Washington where the use of the Triad Approach reduced the project’s analytical cost to $589,000, from an estimated $1,200,000 that would have been required using a traditional site characterization approach and laboratory-based analytical methods. Continued promotion of this program is expected and may stimulate demand for the Company’s products. That said, the Company believes the overall market for remediation products is declining at approximately 4% per year, due to lower levels of Federal funding to support remediation projects in this area.

Other Assays

Toxkit Microbiotests™. In December of 2004, the Company announced the signing of an exclusive distribution agreement with a European supplier of toxicity testing systems, Microbiotests (MBT). Under the terms of the agreement, the Company will now market MBT’s line of rapid maintenance free bioassays in North America. The agreement continues to position SDI as the single source solution for rapid, on-site toxicity and environmental tests. The product line offers customers requiring cultural methods an alternative to expensive and labor intensive protocols, allowing users to save both time and money while maintaining quality test results. SDI recently exhibited the Toxkits™ product during the SETAC World Congress. The addition of several new toxicity models will complement SDI’s Microtox® platform.

MTI Metals™. In September 2004, the Company announced the signing of an exclusive distribution agreement with Monitoring Technologies International (MTI). Under the terms of the agreement, SDI will market and sell in the United States MTI’s PDV-6000 heavy metal analyzer and reagents, which are designed to rapidly detect multiple metal contaminants on-site in water, soil and food matrices. MTI, a United Kingdom based company, has developed a highly effective system for the rapid detection of multiple heavy metals, including arsenic, lead, chromium VI and mercury, all at very low detection levels. The system has recently been verified by the USEPA’s Advanced Monitoring Systems Center, and validated under the USEPA’s SITE Program, where it met or exceeded all requirements for sensitivity and precision. SDI will initially focus its sales efforts in the environmental assessment and remediation market, a market in which it currently has relationships with 22 of the top 25 environmental consulting and engineering firms.

Both the MBT and MTI agreements allow SDI to present a more complete solution to its customers involved in environmental management.

Antibody Products & Services

The Company, through its SBS business unit, develops, manufactures and markets a broad range of monoclonal and polyclonal antibody products and services. Specific expertise includes hybridoma development, cell culture techniques, large-scale ascites and antisera production, large-scale antibody purification, chemical modification of immunogens and antibodies, characterization of antibodies, and a complete array of related services. The Company also manufactures a line of human-serum-based calibrators that are assayed for many serum protein markers for which the Company manufactures and markets the corresponding antisera products.

These products are sold to a wide range of customers including pharmaceutical, biotechnology and diagnostic companies, and major biomedical research centers in the United States, European Union and Pacific Rim. The Company believes it is one of the largest independent custom antibody service providers in the world. The Company has many significant commercial antibody supply agreements with major clients in each market segment. The proprietary nature of these agreements, preclude public disclosure. Such agreements are typically limited to only a portion of the customers’ needs for such services, and the Company believes there is significant upside potential to expand supply services within customer organizations, as well as add new customers for the products and services provided. The Company believes the size of the custom antibody service market is approximately $150 million on an annual basis, and it is highly fragmented.

The human genome project carried out over the past 15 years has been a major driving factor in the emergence of the study of proteomics. With a new knowledge of genomes (human and other species), the biomedical research community is exploring many new proteins, their functions, and the clues they reveal about human and animal health. The study of gene functionality at the protein level often requires antibodies, which naturally bind to those proteins. The Company believes that proteomics research, and products developed out of the proteomics effort, offer the Company a unique opportunity to explore new initiatives to build revenues in the SBS business unit around proteomics.

The Company expects to garner more business from companies that currently employ in-house production sources through its continuously improving quality manufacturing methods. SBS became the first custom antibody supplier to implement a proprietary web-access service in 2004 that allows customers to view and manage their projects on a 24/7 basis. Future enhancements to its service offerings could lead to increased market share in the custom antibody service market niche and beyond.

Sales and Marketing Strategy

The Company sells products in the food safety, water quality and antibody market categories through a small U.S. direct sales force, a network of over 50 distributors in Canada, Mexico, Latin America, Europe and Asia and its corporate partners. The Company has a direct sales organization of 13 individuals. The Company also has a European headquarters and sales operation near London, England.

In the U.S., the major route of sale is through a national field sales force in defined sales territories and business units. The field sales force is augmented by an in-house customer service team, which in addition to interfacing between customers and technical support, provides logistics support to the field sales personnel.

The Company is focused on developing and supporting its channels to market to broaden the market opportunities and provide additional predictability and sustainability of revenues. SDI continues to improve the efficiency and effectiveness of the direct sales organization while taking advantage of other lower cost channels, which can effectively help the Company reach new customers. The Company is seeing increased adoption of its e-commerce initiative, which was launched early in 2004 and, in 2005, this tool will be enhanced so that customers are better able to self-serve on smaller transactions. The Company is also focusing on its network of quality distributors, especially in the test kit business outside the United States where water quality revenue in Europe grew over 20% in 2004 after a very successful distributor training seminar.

SDI has invested in providing additional support to distributors, who are scheduled for a second global training seminar early in the second quarter of 2005. SDI evaluates various sales and service models that can contribute to the profitable growth of business. In addition, identifying the most effective channels to market will allow the Company to better allocate resources to both new and existing growth opportunities.

Competition

Many of the Company’s potential competitors are large companies with substantially greater financial and other resources than the Company. To the extent that any such companies enter into one or more of the Company’s markets, the Company’s operations could be materially adversely affected. The Company anticipates increased competition as potential competitors perceive that the Company’s markets have become commercially proven, or if the Company cannot maintain competitive differentiation.

Competing with the Company for GM testing market share are three companies that offer rapid, immunoassay-based methods. They include EnviroLogix, Inc., Agdia, Inc., both privately held companies, and Neogen Corp., a publicly-held company. EnviroLogix markets a wide range of GM tests and also offer strips tests for the detection of aflatoxin (mycotyoxin) in corn and cotton. Agdia sells a wide line of tests for plant viruses and pathogens. Neogen, though a leader in mycotoxin analysis, has not been able to gain a significant share in the GM testing arena. Neogen has an extensive record of mycotoxin sales and has the largest line of products, applications and approvals.

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

In food pathogen testing, the Company is the new entrant to the market and faces a wider base of competition. The world-wide market for pathogen tests is estimated to be $180 million annually and as such has drawn competitive products. The Company’s RapidChek® E. coli O157 including H7, Salmonella, and Listeria tests compete globally with numerous competitive rapid testing systems. Instrument-based tests are offered by bioMerieux SA and DuPont Qualicon among others. Competitive lateral flow tests are offered by Neogen Corp., BioControl Systems, Inc., and others. In addition, traditional lab culture methods offer indirect competition. The Company hopes to gain market share from competitive methods and with new users due to key product advantages such as speed of result, ease-of-use, accuracy, and an overall lower cost-in-use.

The Company believes there are no meaningful direct competitors for the Company’s Microtox® product line in the United States. In Europe and other parts of the world, the Company competes against Checklight, Ltd., an Israeli-based company, and one other instrument based test method produced by Dr. Bruno Lange GmbH & CO, an affiliate of The Danaher Corporation, which has greater technical and marketing resources than the Company. The Company believes its products have a number of competitive advantages including the comprehensive screening for general toxicity and competes effectively on superior features and functions. With the addition of the Toxkit Microbiotests, there is no other company that can provide the complete solution offering of the Company.

With the environmental contaminant test products, the Company currently receives the greatest competition from fixed-environmental laboratories. Traditional analytical methods for environmental contamination are often utilized for confirmation and closure of environmental sites. For metals analysis, a number of companies compete directly against the PDV-6000 analyzer and reagents with XRF technologies. The Company believes that the PDV-6000 can provide a number of advantages allowing for greater benefits to current company customers.

In the antibody product line, competitors include large pharmaceutical, research and diagnostics organizations, some of which have significantly greater revenues than the Company. These companies may produce these products internally and purchase similar products from SBS. Additionally, there are a number of smaller companies that offer competing products. The Company believes that the scale of its operations and the breadth of its product lines, among other things, are significant competitive advantages.

SBS’ competitors include many small companies, or small operating divisions of larger companies, using similar antibody production methods.

Regulatory Approvals

The environmental legislation and regulations that the Company believes are most applicable to its current business are RCRA, CERCLA, TSCA, FIFRA and the Pure Food and Drug Act. For analysis of water and wastewater, the Safe Drinking Water Act, the Clean Water Act and the NPDES permitting program acceptance under the Clean Water Act also will be significant to the Company’s business. As the utility of the Company’s Microtox® products continues to be widely recognized in drinking water security applications, regulations and mandates associated with Homeland Security programs may also have an impact on the Company’s business. Collectively, these programs regulate the management, disposal and clean-up of hazardous substances and protect the nation’s ground and surface water and drinking water supplies. In addition, regulatory responsibilities in a number of areas have been delegated to state agencies and state and local laws and regulations impose additional restrictions and requirements. While environmental regulations overseas vary, many countries, particularly those in Europe, have counterparts to the U.S. legislation.

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

The Company received AAALAC (Association for the Assessment and Accreditation of Laboratory Animal Care) accreditation at its Delaware facility in 1993 and at its Maine facility in 2000. The company volunteers to participate in AAALAC’s program, in addition to complying with the local, state and federal laws that regulate animal research. The Company maintains these accreditations through regular inspections and reviews. The Company also holds approval from OLAW (Office of Laboratory Animal Welfare), National Institutes of Health, further validating the stewardship of the Company in proper laboratory animal care.

During 2004, the European Union implemented Regulation 1774 governing the shipment of products derived from ruminant animals. The Company worked with regulators to obtain the necessary facility registrations to comply with these new guidelines. European customers were also required to register their facilities for use of this material. The abrupt implementation of this regulation and the initial lack of clarity for compliance caused a temporary interruption of shipments for certain antibody products during June-October, 2004. Since then, product shipments to the European Union are moving normally.

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

Manufacturing

The Company manufactures test kits for the detection of a wide array of analytes in five immunoassay formats: one-step lateral flow tests, coated-tubes, latex particle filtration, magnetic particles and microtiter plates, and in one bioluminescence format: Microtox® toxicity test system. In addition to test kits, the Company supplies ancillary equipment and supplies including test evaluation instruments, reagents, sample media, spectrophotometers, pipettes, balances and timers.

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

Biological materials are primarily developed and produced in-house, however, some reagents are licensed from third parties or purchased from commercial sources. A crucial step in the Company’s manufacturing process is the stabilization of the immunoreagents utilizing proprietary lyophilization techniques. In general, raw materials used by the Company in its products are obtainable from multiple sources. The Company purchases instruments and ancillary equipment from outside vendors. A number of the instruments sold by the Company were developed to be used exclusively with the Company’s products and are subject to specific supply agreements. The Company believes that the raw materials, instruments and equipment used in the manufacture of its products are sufficiently available for the Company’s current and foreseeable manufacturing needs.

The Company manufactures its products in accordance with FDA’s Good Manufacturing Practices guidelines and has implemented data-driven problem solving and statistical process controls to continuously improve quality and performance. The Company utilizes a formal sales and operations planning process and an integrated Manufacturing Resource Planning (MRP) tool to control all elements of the supply chain and manufacturing processes; including raw material procurement, inventory management, capacity planning and production scheduling, work-in-process tracking, order processing, shipping and customer invoicing. The Company believes the existing facilities and equipment are sufficient to support a significantly larger manufacturing base. Manufacturing operations are currently running one shift.

The Company also supplies a wide array of custom antibody products and services to the in-vitro diagnostic, academic and medical research industries. Antibodies are developed and produced using animals or cell culture methods. Laboratories are maintained to prepare immunogens, perform chemical conjugations, purify antibodies, fragment antibodies, and perform a range of quality control procedures. The cell culture laboratories support the development of hybridomas and manufacture of monoclonal antibodies. The cell culture laboratories also provide services to enhance the productivity of cell lines, establish FDA-compliant Master Cell Banks, and store cell lines in secure fail-safe cryogenic systems.

Many customers in the diagnostic, pharmaceutical and biotechnology market segments visit our antibody manufacturing facilities to perform audits of the quality management system to verify the Company’s ability to supply their antibodies, which are critical reagents in these tests. During 2004, the Company hosted 20-30 such audits and met the standards of each customer to continue as their supplier of critical reagents.

Animal facilities house specific-pathogen-free animals that are tested routinely to assure they are maintained under the highest health standards. Both the polyclonal production facilities in Windham, Maine and the monoclonal facility in Newark, Delaware are accredited by AAALAC. Current capacity utilization in the antibody business is approximately 70%, and there is additional land and zoning clearance on the 17-acre site in Windham, Maine to expand operations.

Research and Development

The Company engages in substantial research and development activities involving development of products and services for its target markets. In the three years ended December 31, 2004, 2003 and 2002, the

Company incurred approximately $2.60 million, $2.60 million and $3.30 million, respectively, in research and development expenditures, principally for test kit products. Research and development expenses for 2004 held steady relative to the prior year as the Company continued its efforts to expand its offerings in the food pathogen, agriculture and toxicity testing markets.

The Company’s laboratory facilities located in Newark, Delaware were designed and built specifically for conducting research and development relating to antibody and immunoassay technology. These facilities include state-of-the art, cGMP, AAALAC approved, antibody development and large-scale production facilities. The Company has assembled a scientific staff with extensive experience in the development and production of monoclonal and polyclonal antibodies, immunogens and assay reagents.

The Company’s product development scientists are experienced in developing tests in a variety of different immunoassay formats, including rapid, on-site tests. Research and development personnel have complementary skills in several advanced research disciplines, including synthetic organic chemistry, protein chemistry, biochemistry, immunology, immunochemistry, and microbiology. In addition to the technical expertise resident within the research and development staff, the Company’s antibody manufacturing expertise provides the Company, as well as its outside customers, with large-scale cGMP production, bioprocessing, purification and quality control of antibodies and reagents.

The Company’s research and development activities are focused on developing products to expand its manufacturing base and leverage its sales and marketing organization. The Company is a recognized leader in the field of contract antibody development services primarily for large chemical and pharmaceutical companies, and in immunoassay research and development in the food, water quality and agricultural sectors.

To the extent the Company believes that improvements to existing products significantly enhance competitiveness, expand a market or improve market penetration, the Company funds such efforts. In the markets where the Company has chosen to compete, rapid tests are highly valued and the Company is actively engaged in developing proprietary technology to better meet these needs and enhance the Company’s overall performance. The Company has extensive expertise, facilities and equipment relating to the development and manufacture of one-step lateral flow tests, and is working aggressively to further develop this technology.

The Company’s research and development organization consists of approximately 21 individuals, 10 of whom hold advanced academic degrees. Approximately one-third of the Company’s employees are involved in technical job functions.

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

Additionally, the Company seeks to protect its technology and processes through the patent process for its test kit business. The Company currently holds 32 issued U.S. patents, including three U.S. patents licensed for exclusive use by the Company, and five U.S. patent applications are pending.

U.S. Patent	Title
4,999,286	Sulfate reducing bacteria determination and control
5,200,346	Aldicarb immunoassay by sulfone equivalents
5,411,869	Immunological analogs for captan
5,426,035	Method for compensating toxicity test data
5,427,955	Photochemical determination of organic compounds (license)
5,429,952	Marking of products to establish identity and source (license)
5,449,611	Polyaromatic hydrocarbon (PAH) immunoassay method, its components and a kit for use in performing the same
5,484,709	Immunoassay method for detecting an immunologically non-remarkable compound
5,541,079	Monoclonal and polyclonal antibodies and test method for determination of organophosphates (license)
5,547,877	Methods for the rapid detection of toxic halogenated hydrocarbons and kits useful in performing the same
5,573,954	Method of obtaining a small representative solid-phase sample
5,576,187	Standards for phosphorothioate insecticide immunoassays
5,593,850	Monitoring of industrial water quality using monoclonal antibodies to polymers
5,618,681	Polyaromatic hydrocarbon (PAH) immunoassay method, its components and a kit for use in performing the same
5,658,463	Kits and processes for extraction of analytes from solid materials
5,679,574	Quantitative test for oils, crude oil, hydrocarbon, or other contaminants in soil and a kit for performing the same
5,691,148	A petroleum immunoassay method, its components and a kit for performing the same
5,780,250	Immunoassay standards for polyaromatic hydrocarbon detection
5,834,222	Polychlorinated Biphenyls (PCB) immunoassay method
5,858,692	PCB immunoassay
5,874,216	Indirect label assay device for detecting small molecules and method of use thereof
5,891,657	Immunoassay standards for volatile analytes with benzene rings
5,919,645	Method for the direct determination of the toxicity of particulate solids
5,994,145	Reagents, methods and kits for detecting TCE and PCE
6,096,563	Dual particle immunoassay method & kit
6,146,903	Determination method
6,190,922	Substrate supported liquid extraction
6,376,195	Indirect label assay device for detecting small molecules and method of use thereof
6,420,530	Determination method
6,524,810	Method of making bioluminescent assay reagent based on non-viable E. coli
6,663,833	Integrated Assay Device and Methods of Production and Use
6,750,328	Antibodies for detection of water treatment polymers

The Company believes that low-cost, easy-to-use, rapid tests have the potential to be significant products in multiple large markets and, therefore, has licensed rights to patents relating to immunochromatographic devices. The Company has one pending patent application for tests that can detect genetically modified crops and two applications that deal with tests for the detection of animal proteins in animal feed. In the field of food pathogen testing, the Company has one application that relates to isolation of pathogenic microorganisms from food and one that relates to proprietary microbiological media formulations.

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

In addition to seeking patent protection for the Company’s proprietary information, the Company also relies upon trade secrets, know-how and continuing technical innovation to maintain competitiveness for its products and services. The Company has developed a number of proprietary technologies which it has chosen not to patent, including stabilization systems for reagents, chemical syntheses for conjugates, immunogens and analyte analogs, and strategies relating to antibody development. Regarding the latter, the Company’s extensive expertise has enabled it to develop antibodies and products that are unique to the industry including antibodies to pathogenic food microorganisms, transgenic plant proteins, mycotoxins, water treatment polymers, the explosive RDX, and the pollutants BTEX. In addition, the Company has developed and continues to develop proprietary media formulations designed to enrich the selective growth of pathogenic food microorganisms.

Employees

As of December 31, 2004, the Company employed 138 full time and 2 part time employees. The workforce was supplemented by 11 agency provided contractors. All of the Company’s employees have executed agreements with the Company agreeing not to disclose the Company’s proprietary information and assigning to the Company all rights to inventions made during their employment. Key personnel have signed agreements prohibiting them from competing with the Company. None of the Company’s employees are covered by collective bargaining agreements. The Company believes that its relations with its employees are good.

Certain Risks Related to the Company’s Business

The following is a discussion of certain significant risk factors that could have an adverse impact our financial condition, performance and prospects.

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

Significant competitive factors include:

•	timing and scope of regulatory approval;

•	product availability;

•	awareness and acceptance of our products and their application;

•	channels to market;

•	marketing and sales capabilities;

•	product attributes relative to its cost;

•	price; and

•	exclusivity, through patent protection or otherwise.

Our research, development and commercialization efforts may not succeed or our competitors may develop and commercialize more effective or successful diagnostic products.

In order to remain competitive, we must regularly commit substantial resources to research and development and the commercialization of new products and/or antibody services.

The research and development process generally takes a significant amount of time from inception to commercial product launch. This process is conducted in various stages. During each stage there is a substantial risk that we will not achieve our goals on a timely basis, or at all, and we may have to abandon a product or technology platform in which we have invested substantial amounts.

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

Although the Company’s products may not regulated, the industry segments into which its products are sold may be regulated, and demand for the Company’s products may be driven by these regulations or the lack thereof. These regulations vary from country to country. The regulatory environments in which we compete could change dramatically, which may require us to incur significant costs in obtaining or maintaining regulatory approvals. If we do not obtain or maintain regulatory approvals to enable us to market our products in the United States or elsewhere, or if the approvals are subject to significant restrictions, the demand for our products maybe negatively impacted.

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

Although no third party claims of infringement are outstanding against the Company, others may hold proprietary rights that will prevent our product candidates from being marketed unless we can obtain a license to those proprietary rights. Any patent related legal action against our collaborators or us claiming damages and seeking to enjoin commercial activities relating to our products and processes could subject us to potential liability for damages and us to obtain a license to continue to manufacture or market the affected products and processes. We cannot predict whether we would prevail in any of these actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. If we become involved in litigation, it could consume substantial managerial and financial resources.

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

As of December 31, 2004, the Company had federal net operating loss carryforwards, including those acquired in the Company’s past acquisitions, of approximately $18,895,000, which, if not utilized, begin to expire as follows:

Year	Amount of NOL (in thousands)
2007	$946
2008	2,565
2009	3,297
2010	5,109
Thereafter	6,978

Total	$18,895

The Tax Reform Act of 1986 (the Act) limits the annual use of net operating loss and research and development tax credit carryforwards (after certain ownership changes, as defined by the Act). The application of these limits could significantly restrict our ability to utilize carryforwards. Of our total net operating loss carryforwards, $14,794,000 is subject to limitations, since a cumulative change in ownership of more than 50% has occurred within a three year period with respect to those net operating loss carryforwards. Because United States tax laws limit the time period during which these carryforwards may be applied against future taxes, we may not be able to take full advantage of these attributes for Federal income tax purposes if we do not have future taxable income against which to use the carryforwards before they expire.

Our results of operations may fluctuate, which could cause volatility in our stock price.

Our results of operations may fluctuate significantly in the future as a result of a number of factors, many of which are outside of our control. These factors include, but are not limited to:

•	unanticipated events associated with regulatory changes;

•	general economic conditions;

•	seasonality;

•	acceptance of our products;

•	the success of products competitive with ours;

•	expenses associated with development and protection of intellectual property matters;

•	establishment or maintaining of commercial scale manufacturing capabilities;

•	the timing of expenses related to commercialization of new products;

•	the timing and success in building our distribution channels;

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

Our antibody business utilizes various species of animals that could contract disease or die, interrupting business operations.

Our antibody business utilizes animals to produce antibodies. We cannot completely eliminate the risks of animals contracting disease or a disaster that could cause death to valuable production animals. Disease or death on a broad scale could interrupt business operations as animals are a key part of the antibody production operation.

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

ITEM 2. PROPERTIES

The Company is headquartered in Newark, Delaware, and occupies approximately 28,000 square feet of space under an operating lease expiring in December 2007. The Company also leases approximately 34,000 square feet of manufacturing and research space, also in Newark, Delaware, under an operating lease expiring December 2007. The Company leases approximately 1,700 square feet of instrument manufacturing space in Oceanside, California, under an operating lease expiring in June 2005. The Company owns and occupies approximately 75,000 square feet of manufacturing, research and animal facility space and approximately 17 acres of farmland in Windham, Maine. The Company leases regional sales offices near London, England expiring in June 2011. The Company believes that its equipment and facilities are adequate for its present purposes.

The Company’s subsidiary, AZUR Environmental Limited, is the original lessee for two real property leases located in the United Kingdom. In 2001, the landlord of the two properties gave AZUR Environmental Limited its consent to allow AZUR to assign the lease and its related obligations to a third party. As inducement to the landlord to grant the assignment, AZUR was required to guarantee performance under the original lease terms if the third party fails to perform. Both lease terms expire in November 2016 and provide for annual principal rent payments of approximately $300,000 in the aggregate. The Company believes that based on its assessment of the current financial strength of the third party, no liability is required to be recorded with regard to the guarantee or lease obligation.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is traded on The Nasdaq National Market under the symbol “SDIX.” Set forth below are the quarterly high and low bid prices for the shares of Common Stock of the Company as reported by Nasdaq without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

	Common Stock Price Range
Fiscal Year Ended	High	Low
December 31, 2004:
Fourth Quarter	$4.42	$2.05
Third Quarter	4.16	2.06
Second Quarter	4.75	3.81
First Quarter	5.48	3.60

December 31, 2003:
Fourth Quarter	$5.75	$3.86
Third Quarter	4.94	3.81
Second Quarter	5.66	3.50
First Quarter	5.50	3.07

On March 7, 2005, there were approximately 6,000 holders (346 holders of record) of the Common Stock of the Company. The Company has never paid any cash dividends on its Common Stock and pursuant to the Company’s financing agreement with PNC Bank, Delaware, the Company’s commercial bank, no dividends or distributions may be paid on account of its Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except share and per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
Product related	$24,011	$25,466	$23,264	$28,497	$24,773
Contract and other	—	117	517	874	1,101

Total revenues	24,011	25,583	23,781	29,371	25,874

Operating expenses:
Manufacturing	10,442	14,511	12,340	14,512	11,287
Research and development	2,557	2,603	3,298	2,954	2,932
Selling, general and administrative	9,241	10,046	10,277	10,290	9,333

Total operating expenses	22,240	27,160	25,915	27,756	23,552

Operating income (loss)	1,771	(1,577)	(2,134)	1,615	2,322
Interest income (expense), net	53	(40)	(50)	(33)	(415)
Gain on sale of assets	—	—	374	76	283

Income (loss) before taxes	1,824	(1,617)	(1,810)	1,658	2,190
Income tax expense (benefit)	321	(763)	(898)	512	642

Net income (loss)	$1,503	(854)	(912)	1,146	1,548
Preferred stock dividends	—	—	—	20	—

Net income (loss) applicable to common stockholders	$1,503	$(854)	$(912)	$1,126	$1,548

Basic net income (loss) per share applicable to common stockholders	$0.08	$(0.04)	$(0.05)	$0.07	$0.09

Shares used in computing basic net income (loss) per share applicable to common stockholders	19,242,000	18,999,000	18,419,000	17,008,000	16,585,000

Diluted net income (loss) per share applicable to common stockholders	$0.08	$(0.04)	$(0.05)	$0.06	$0.09

Shares used in computing diluted net income (loss) per share applicable to common stockholders	19,495,000	18,999,000	18,419,000	17,642,000	17,466,000

	Year Ended December 31,
	2004	2003	2002	2001	2000
BALANCE SHEET DATA:
Cash and cash equivalents	$8,096	$5,158	$2,098	$2,379	$1,288
Working capital	13,847	11,680	12,483	11,931	10,384
Total assets	35,342	33,275	33,166	32,134	26,555
Long-term debt	773	983	1,212	1,174	1,889
Stockholders’ equity	31,965	29,951	30,054	26,771	21,334

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Forward Looking Statements

This annual report contains certain forward-looking statements reflecting the current expectations of Strategic Diagnostics Inc. and its subsidiaries (the “Company” or “SDI”). These statements include, among others, statements regarding: the Company’s intentions with respect to future spending on research and development; the development, market acceptance and sales of tests for food-borne pathogens and related growth media; the size and nature of demand in the markets for the Company’s products and related effects on operating results; the need for water quality and toxicity tests; anticipated increases in sales of the Company’s Microtox® toxicity screening systems; the ability to reduce seasonal and other fluctuations in its sales; approval and validation by third parties of the Company’s food pathogen tests; the performance of the Company’s testing products; the amount of the Company’s contract revenue, sales of the Company’s antibodies; anticipated increases in gross margins, timing of new product introductions and other information that may be predictive of future operating results; the Company’s ability to reduce operating expenses; and the Company’s ability to improve operating results thus enabling it to meet future loan covenants. In addition, when used in this annual report, the words “anticipate,” “enable,” “estimate,” “intend,” “expect,” “believe,” “potential,” “may,” “will,” “should,” “project” and similar expressions as they relate to the Company are intended to identify said forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, which may cause actual results to differ from those anticipated at this time. Such risks and uncertainties include, without limitation, changes in demand for products, delays in product development, delays in market acceptance of new products, retention of customers, attraction and retention of management and key employees, adequate supply of raw materials, inability to obtain or delays in obtaining third party approvals, or required government approvals, the ability to meet increased market demand, competition, protection of intellectual property, non-infringement of intellectual property, seasonality, the ability to obtain financing and other factors more fully described in the Company’s public filings with the U.S. Securities and Exchange Commission.

Overview

The Company develops, manufactures and markets biotechnology-based detection solutions for a broad range of food, water, agricultural, industrial and environmental applications.

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

2004 Accomplishments

2004 was a year during which the Company made significant progress in restructuring and streamlining operations. The Company rebalanced the expense structure, improved manufacturing efficiency, and began rationalization of the product portfolio, while at the same time restructuring sales and customer service organizations to better deliver value to the customer.

All of these efforts continue to be crucial to establishing a platform for sustained growth in the Company. Most recently, the Company has significantly strengthened technical staff, including the hiring of two renowned scientists who will help lead the genomic antibody effort.

During this process, products have been eliminated that did not fit the Company’s core competencies or were unprofitable. Working with existing and prospective customers, the Company has refocused resources on introducing higher value product offerings, which contribute to profitable and sustainable growth and better position SDI within the key markets currently served and targeted. The Company continues to refine its business strategy as well, clarifying strategic opportunities both near term and long-term, building the Company’s core competencies in antibody production and antibody services, immunoassay and other rapid test platforms. Specifically, the Company achieved the following significant milestones in 2004:

Corporate and Growth Initiatives:

•	Food Pathogens: The Company continues to focus on gaining broader market acceptance for both the technical and commercial benefits of its food pathogen testing technology. SDI’s food pathogen tests provide customers with actionable information, meeting or exceeding their requirements for both sensitivity and specificity. These tests are faster, easy to interpret, point of use formatted and can dramatically lower the customers total cost in use when compared to traditional laboratory or instrument-based methods.

•	Antibody Services: Continued expansion of our customized antibody production and solutions to existing customers while targeting new customers in the pharmaceutical, diagnostic, and research verticals within the $300 million antibody services market.

•	Water Quality Safety: Continue to engage with key decision makers in the food and beverage sectors to create a preventative value proposition drawing from our current base of customized rapid tests.

•	Genetic Immunization and Proteomics: The Company has recruited two expert scientists and is investing in a new research and production facility to commercialize new technologies for high throughput production of antibodies. This technology is specifically targeted at the rapidly developing proteomics market and the enablement of customer research, development and commercialization in the diagnostics, pharmaceutical and research markets.

•	Environmental Testing: The Company is expanding both its domestic and international channel partnerships to improve awareness, achieve greater distribution and increased market penetration. Richard Simmonds joined the Company in October 2004 as Director of International Distribution and Sales, and is leading the Company’s channel partner strategy outside the U.S. for environmental testing, expanding its ability to sell into established and emerging markets without incurring significant sales and marketing costs.

Economic and Industry-Wide Factors

•	As industry continues to look for ways to reduce costs, the Company believes there will be a continual shift from testing that requires highly trained personnel, expensive equipment and lengthy turnaround times for test results, to more rapid, accurate and cost-effective testing which can be performed by less highly trained personnel and completed in minutes or hours.

•	The global market for food pathogen testing continues to increase due to the globalization of food supply, the establishment of harmonized quality standards, the consumer’s desire for fresher, more ready-to-eat foods and foods from diverse geographies, and increasing regulatory and media scrutiny.

•	The trend of increasing acceptance of GM crops and the introduction of new traits may drive additional demand for the Company’s products in order to maintain identity preservation and tracking.

Seasonality

Sales levels for certain agricultural products may be impacted by seasonal demand trends. The demand for these test kits is typically higher in the first and third quarters due to harvesting patterns.

Results of Operations

Year ended December 31, 2004 versus year ended December 31, 2003

Revenues: Net revenues decreased $1.6 million or 6.1% in 2004 over 2003. The following table sets out revenues by product category.

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2004	2003
	(in thousands, except percentages)
Water quality	$6,112	$6,902	$(790)	-11.4%
Food safety	7,433	7,197	236	3.3%
Antibody	10,466	11,367	(901)	-7.9%
Contract and other	—	117	(117)	-100.0%

Net revenues	$24,011	$25,583	$(1,572)	-6.1%

Water and Environmental Products

Revenue decreased by 11.4% to $6.1 million for the year-ended December 31, 2004, compared to $6.9 million in the year ended December 31, 2003. In the aggregate, the year over year decline relates primarily to a decrease in the number of remediation projects and correlated use of on-site testing in the U.S. Alternatively, in Europe, water quality revenues grew 21% in fiscal 2004. Also, contributing to the decline was pricing pressure from direct competitors and lab-based testing services and the Company’s efforts to discontinue production and sales of low margin products, including several “build-to-order” test kits.

In December 2004, the Company was awarded a contract to supply the United Nations Environmental Programme (UNEP) with on-site testing systems for site investigations in Iraq. The $100,000 order is the first for SDI with the UNEP, which provides environmental expertise and guidance throughout the world. Also, in December 2004, the Company signed a distribution agreement with MicroBioTests, Inc. (MBT), a European supplier of complementary test kits. Under the agreement, SDI becomes the exclusive distributor for the Toxkit™ product lines of MBT in the United States and Canada. The product line offers our customers requiring cultural methods an alternative to expensive and labor intensive protocols, allowing users to save both time and money while maintaining quality test results. The addition of several new toxicity models complement the Company’s Microtox® platform.

Food Safety Products

Food safety revenues increased by 3.3% to $7.4 million for the year ended December 31, 2004, when compared to the prior year.

Food pathogen test sales in the fourth quarter were up 125% compared to the same quarter of 2003 and 27% over the third quarter of 2004, the continuation of the positive trend, which saw sales increase 91% and 46% for the third and second quarters of 2004, respectively, compared to the corresponding year-ago periods. The increase was led by sales of test kits for E. coli, Salmonella and Listeria, which grew by 77%. The Company launched its Listeria test kit in June 2004, and it has become the fastest growing product in the Company’s food pathogen line of products.

The Company’s focus with all food pathogen testing products is to give the customer a lower total cost of ownership by providing the required specificity and sensitivity, while enhancing ease of use, time to result and work flow management. Since the Company is a new entrant into this testing segment and holds a relatively small share of the market, and it believes its products attributes are competitive, the Company expects revenues to continue to grow in this area in 2005.

Sales of the Company’s products to detect genetically modified (GM) traits, other than StarLink™, were essentially flat in 2004 when compared to 2003. The 2004 sales levels reflect the Company’s execution of a sizeable sale associated with new tests for soybean trait detection in the Brazilian market, which has been offset by declining sales in the U.S. due to changes in customer sampling requirements for statistical analysis which has reduced order size. Sales of the Company’s test kits to detect StarLink® were approximately $1.1 million and $1.6 million, in 2004 and 2003, respectively. We expect StarLink® test kit sales to continue to decrease in 2005.

In October 2004, in an effort to expand its international distribution, the Company signed a new distribution agreement with GeneScan Analytics GmbH. Under the agreement, GeneScan, a member of the Eurofins Group, will have exclusive distribution rights for the TraitChek™, SeedChek™, and FeedChek™ product lines of the Company in Austria, Germany, Denmark, Norway, Switzerland, Czech Republic and the Netherlands. GeneScan will have the right to distribute the same product lines under a non-exclusive agreement through the rest of Europe. GeneScan is the world market leader in the field of molecular biological testing for genetically modified organisms (GMOs) in food, feed and agricultural raw materials. GeneScan’s PCR expertise is the industry leading method for determination of GMO content in finished food products.

Antibody Products:

Antibody revenues decreased 7.9% for 2004 compared to 2003. The Company experienced a steep decline in revenues in the first half of 2004 that was associated with several large, one time customer projects in 2003 and, the discontinuation of low margin business. Antibody revenues increased 10% in the fourth quarter of 2004 to $2.9 million, compared to $2.6 million for the same quarter in the prior year, and a 14% increase over the third quarter of 2004, due to an extension of a continuing improvement in business. Custom and made-to-order antibody services and products are at the core of SDI technology and management is encouraged by this improvement in this key business area. Included in antibody revenues for 2004 was $389,000 associated with inventories written-off during 2003.

Other Areas

Contract and other revenue declined as the Company continued to place greater emphasis on devoting its research and development resources on internal projects, particularly in the food safety category.

Operating Expenses: Operating expenses for 2004 were $22.2 million, versus $27.2 million in the prior year, a decrease of 18.1% that reflects the Company taking a non-cash charge of $3.0 million in connection with the write-down of certain inventories during 2003. Selling, general and administrative expenses declined

$805,000 in 2004 compared to 2003. Excluding the impact of the $3.0 million inventory write-down in 2003, manufacturing expenses declined $1.1 million during 2004, reflecting the benefit of the Company’s ongoing efforts on manufacturing process improvement and supply chain management.

Gross profit (defined as total revenues less manufacturing costs) increased $2.5 million to $13.6 million during 2004 primarily due to the $3.0 million non-cash charge discussed above. Gross margin improved from 43.3% in 2003 to 56.5% in 2004. The improvement in gross margin is attributable to both the $3.0 million non-cash charge in 2003 and $389,000 of revenue in 2004 discussed above, and a reduction in manufacturing expenses of $1.1 million during 2004, reflecting the benefit of the Company’s ongoing efforts on manufacturing process improvement and supply chain management. The Company continues to aggressively move to discontinue low margin products and services, and introduce new, higher value product offerings.

Research and development expenses were essentially flat at $2.6 million during 2004 and 2003 reflecting the Company’s continuing development efforts in the food safety and water toxicity product lines.

Selling, general and administrative expenses declined $805,000 in 2004 compared to 2003. Included in the selling, general and administrative expenses for 2003 was a $605,000 provision for severance and related expenses associated with the Company’s termination of its former CEO in May 2003 and COO in late December 2003. During 2004, the Company also benefited from the recovery of a $100,000 receivable it had written-off in 2001.

As a result of the matters discussed above, pre-tax income totaled $1.8 million for the 2004 year compared to a pre-tax loss of $1.6 million for 2003. Net income for the year ended December 31, 2004 was $1.5 million, or $0.08 per diluted share, compared to a net loss of $854,000, or negative $0.04 per diluted share, in 2003.

Interest, net: The Company recorded interest income of $53,000 during 2004 compared to interest expense of $40,000 during 2003 primarily due to the lower average debt levels and higher levels of invested cash when comparing 2004 to 2003.

Income taxes: The Company’s annual effective tax rate of 17.6% for 2004 primarily reflects the federal statutory rate of 34%, foreign net operating losses not previously benefited of 12.5% and research and development credits of 4.4%.

Year ended December 31, 2003 versus year ended December 31, 2002

Revenues: Net revenues increased $1.8 million or 7.6% in 2003 over 2002. The following table sets out revenues by product category.

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2003	2002
	(in thousands, except percentages)
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

Food safety revenues increased in 2003, led by sales of the Company’s E. coli O157 testing kits. The Company entered the food pathogen testing market in early 2003 and saw a number of customers in the beef processing industry convert to the Company’s E. coli O157 pathogen test from competitive lateral flow E. coli tests.

Also during 2003, the Company released its Salmonella test, which is the most common bacteria test with respect to a wide variety of foods including meats, dairy and processed foods. Customer adoption of the Company’s Salmonella test had been slower than expected, which the Company attributes to the breadth and complexity of food matrices in this test segment and well entrenched competitive assays.

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

In February 2003 the Company released its screening test, known as FeedChek™, for the detection of meat and bone meal in animal feed, which is linked to the transmission of BSE, commonly known as mad cow disease. The transmission of mad cow disease is believed to be linked to the use of rendered meat and bone meal as a protein supplement in animal feed. Meat and bone meal made from cattle has been banned for use in cattle feed since 1997 in both Canada and the USA, but it can be used legally in feed for poultry, swine and household pets, none of which are known to contract mad cow disease. During 2003, cases of “mad cow” had been found in the US, Canada and Japan.

FeedChek™ was designed to be more sensitive and easier to use than other rapid, on-site methods. Compared to certain competitive products, this test does not require weighing or boiling of samples. By eliminating these steps, the FeedChek™ test is faster, easier to use and does not require equipment such as scales and heating devices. This method for animal feed has been designed with multiple tests per assay to address the various analytical requirements throughout the world. FeedChek™ is the only test available which provides results for both mammalian meat and bone meal and poultry meal. Poultry meal is currently prohibited from use in cattle feed in Europe. The FeedChek™ product has been shown to detect as little as 0.1% total meat-and-bone meal in feed. These product features are important to comply with feed specifications and governmental regulations throughout the U.S., Europe and Japan. The Company’s FeedChek™ test participated in a comparison study performed by the Joint Research Centre (JRC) of the European Union. The study findings demonstrated that the Company’s test had 100% sensitivity, specificity and accuracy when analyzing for total processed animal proteins, and was the only immunoassay method to provide this level of performance.

Antibody revenues increased during 2003, primarily due to the growth of sales to existing accounts, as customers saw the strength of the production capabilities, the quality programs and project management services, which were among the improvements made when the Company consolidated its production facilities in Maine in 2002.

Contract and other revenue declined as the Company continued to place greater emphasis on devoting its research and development resources on internal projects, particularly in the food safety category.

Operating Expenses: Operating expenses increased $1.2 million in 2003, due to higher manufacturing expenses, which was a result of the Company taking a non-cash charge of $3.0 million in connection with the write-down of certain inventories. This non-cash charge was the result of the Company undertaking a strategic review of its operations in a manner designed to ensure the Company focuses its resources on its most promising growth opportunities. The Company’s evaluation included, but was not been limited to, the efficiency and effectiveness of the Company’s sales operations and manufacturing processes, the Company’s product offerings, the Company’s key channels to market, the size and opportunities within the principal markets targeted by the Company as well as those presented by the Company’s existing customer base. The write-down reflects the Company’s decision to exit its “catalog” antibody business and to focus on its custom and made-to-order sales of antibody products, and the elimination inventories of test kit products that are not contributing significantly to revenue or profitability.

Gross profits (total revenues less manufacturing costs) decreased $369,000, or 3%, to $11.1 million, and gross margin declined to 43.3% in 2003 from 48.1% in 2002. The decline in gross margin is primarily attributable to the Company taking a non-cash charge of $3.0 million in connection with the write-down of certain inventories. Excluding the impact of the non-cash charge of $3.0 million in 2003, gross profits would have increased approximately $2.6 million, or 23%, and gross margin would have increased to 55.0% in 2003 from 48.1% in 2002. This reflects the full year impact resulting from the consolidation of the California antibody production facility into the Maine location, which was completed in 2002, and by the Company’s initiatives taken in the fourth quarter 2002 and early in the first quarter 2003 to consolidate its former segments and leverage its manufacturing capacity and improve production yields.

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

The Company added back the items below because management believes they are outside of our normal operations. The Company believes the inclusion of such non-GAAP measures helps investors to gain a better understanding of our core operating results, consistent with how management measures the Company’s performance, especially when comparing such results to previous periods, including 2002 when the Company had a net loss of $912,000.

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

The following is a summary of selected cash flow information:

	Year Ended December 31,
	2004	2003
	(in thousands)
Net cash provided by operating activities	$3,425	$3,156
Net cash used in investing activities	(604)	(284)
Net cash provided by financing activities	50	75
Effect on exchange rate changes on cash	67	113

Net increase in cash and cash equivalents	$2,938	$3,060

The net cash provided by operating activities of $3.4 million for 2004 was primarily the result of the earnings before interest, taxes, depreciation and amortization (EBITDA) for the period of $2.8 million. See Non-GAAP Financial Measures below. The net cash provided by operating activities of $3.2 million for 2003 was primarily the result of the $3.2 million decline in inventory, resulting from the non-cash charge of $3.0 million.

Net cash used in investing activities of $604,000 for 2004 was driven by the net capital expenditures for the period of $404,000 and $200,000 for the purchase of a technology license. This compares to net cash used in investing activities of $284,000 which was driven by the capital expenditures for the period. The capital expenditures for 2004 and 2003 primarily related to upgrading office infrastructure and investments in manufacturing equipment.

Net cash provided by financing activities of $50,000 for 2004 and $75,000 for 2003, was primarily driven by proceeds from the exercise of stock options, which was partially offset by net repayments of outstanding debt.

The Company’s working capital, current assets less current liabilities, increased $2.1 million to $13.8 million at December 31, 2004 from $11.7 million at December 31, 2003, primarily due to the increase of $2.9 million in cash and cash equivalents generated during the 2004 period. Outstanding debt decreased $210,000 from $1.2 million at December 31, 2003 to $1.0 million on December 31, 2004, due to scheduled repayments.

On May 5, 2000, the Company entered into a financing agreement with a commercial bank. This agreement provides for a $4,000,000 term loan, all of which had been paid on or before December 31, 2002, and for up to a $5,000,000 revolving line of credit, none of which was outstanding and approximately $2,341,000 of which was available at December 31, 2004, based on eligible assets.

The revolving line of credit bears a variable interest rate of between 1.75% and 2.75% over LIBOR depending upon the ratio of the Company’s funded debt to EBITDA, and is subject to a borrowing base determined by the Company’s eligible accounts receivable. The Company’s annual effective rate of interest on this line of credit, taking into account the variable interest rate and LIBOR, was approximately 3.93% at December 31, 2004.

On December 13, 2001, the Company entered into an agreement with a commercial bank to finance the construction of new facilities at its Windham, Maine location. This agreement provides for up to $1,500,000 in financing, $984,000 of which was outstanding at December 31, 2004, and is repayable over seven years, with principal payments that began on October 1, 2002. The loan bears a variable interest rate of between 2% and 3% over LIBOR depending upon the ratio of the Company’s funded debt to EBITDA. Payments are due monthly, with equal amortization of principal payments plus interest. The Company’s annual effective rate of interest on this loan at December 31, 2004, was approximately 4.18%.

Under the terms of the above financing, the Company was required to meet certain quarterly financial covenants that included, for the first three quarters of 2003, a minimum quick ratio of 2.25 and a minimum tangible net worth of $22,500,000, which the Company met. Beginning with the fourth quarter of 2003, the original provisions of the loan agreement regarding financial covenants were operative, namely a ratio of EBITDA to current maturities of debt plus interest and cash paid for taxes greater than 1.50 and a ratio of funded debt to EBITDA not to exceed 3.25. The Company was not in compliance with these fourth quarter 2003 covenants at December 31, 2003. In February 2004, the Company amended the terms of the EBITDA covenants with the lender to exclude the impact of up to $3,315,000 of charges the Company incurred in the fourth quarter 2003, and therefore, the Company met the covenant requirements for the fourth quarter 2003. Under the amended covenant, the Company met all of its financial covenants with respect to this indebtedness for 2004.

For the year ended December 31, 2004, the Company satisfied all of its cash requirements from the net cash provided by operating activities, cash available and on-hand and from the financing agreements described above. At December 31, 2004, the Company had $773,000 in long-term debt and stockholders’ equity of $32.0 million. Although the Company has no material commitments for capital expenditures at December 31, 2004, it does anticipate that it may spend approximately $945,000 in 2005 to upgrade or expand certain manufacturing, research & development and office equipment and systems that will drive productivity or generate cost savings, and also to introduce automation into certain manufacturing processes that are currently labor intensive.

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

The calculation of the Company’s EBITDA measure (as discussed above), and the reconciliation of the Company’s EBITDA measure to net cash provided by operating activities for years ended December 31, 2004 and 2003, respectively, is as follows (amounts in thousands):

	Twelve Months Ended December 31,
	2004	2003
	(in thousands)
Net cash provided by operating activities	$3,425	$3,156
Changes in assets and liabilities:
Receivables	63	(161)
Inventories	(140)	(3,219)
Other current assets	(166)	3
Other assets	(1)	(37)
Accounts payable	(80)	236
Accrued expenses	(183)	(677)
Net change in deferred income tax	(46)	(25)
Stock compensation expense	(152)	(62)
Interest (income) expense, net	(53)	40

EBITDA	$2,667	$(746)

Off-Balance Sheet Arrangements

As of December 31, 2004, the Company did not have any off-balance sheet arrangements as defined in Item 304(a)(4)(ii) of Regulation S-K.

Contractual Obligations

The Company is committed to making cash payments in the future on two types of contracts: our long-term indebtedness and leases. The Company has no off-balance sheet debt or other such unrecorded obligations. Below is a schedule of the future payments that the Company was obligated to make based on agreements in place as of December 31, 2004.

	Payments Due by Year
	Total	2005	2006	2007	2008	2009	2010 and Beyond
	(in thousands)
Long-term debt (1)	$984	211	211	211	211	140	—
Operating leases (2)	$2,012	617	620	595	60	45	75

Total contractual cash obligations	$2,996	828	831	806	271	185	75

(1)	See discussion in Note 7 of the Notes to the Consolidated Financial Statements for additional information on long-term debt.
(2)	See discussion of operating leases in Note 10 of the Notes to the Consolidated Financial Statements.

Based upon its cash on hand, credit facilities, current product sales and the anticipated sales of new products, the Company believes it has, or has access to, sufficient resources to meet its operating requirements at least through January 2006. The Company’s ability to meet its long-term capital needs will depend on a number of factors, including compliance with existing and new loan covenants, the success of its current and future products, the focus and direction of its research and development program, competitive and technological advances, future relationships with corporate partners, government regulation, the Company’s marketing and distribution strategy, its successful sale of additional common stock and/or the Company’s successfully locating and obtaining other financing, and the success of the Company’s plan to make future acquisitions. Accordingly, no assurance can be given that the Company will be able to meet the long-term liquidity requirements that may arise from these inherent and similar uncertainties.

Critical Accounting Policies

The Company’s accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements. The Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, deferred taxes, long-lived assets and contingencies. The Company bases its estimates on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. The Company considers the following policies to be most critical in understanding the judgments that are involved in preparing the Consolidated Financial Statements and the uncertainties that could impact the consolidated results of operations, financial condition and cash flows.

Valuation of Accounts Receivable—Accounts receivable as of December 31, 2004 and December 31, 2003, were net of an allowance for doubtful accounts of $152,000 and $103,000, respectively. The recorded allowance is continually evaluated based on current market conditions, an analysis of customer-specific facts and circumstances, and the size and composition of the overall portfolio. If receivables become uncollectible, these write-offs are charged against the allowance.

Valuation of Inventories—Inventories, which consist primarily of test kit components, bulk antibody serum and antibody products are valued at the lower of cost or market. Cost is determined using the first in, first out method. Realization of inventories is dependent upon the successful marketing of our products. Judgments are made regarding the carrying value of inventory based on current market conditions. Market conditions may change depending upon competitive product introductions and customer demand. If market conditions change or if the introduction of new products by the Company impacts the market for previously released products, the Company may be required to write-down the cost of its inventory. For example, in 2003 the Company incurred a $3.0 million non-cash charge in connection with the write-down of certain antibody inventories related to the exiting of the catalog antibody business.

Deferred Taxes—In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of existing temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based upon historical taxable income and projections for future taxable income over the periods in which the deferred tax items are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2004. At December 31, 2004, management has concluded that a full valuation allowance is necessary for deferred tax assets in certain state jurisdictions and for a substantial balance of foreign deferred tax assets.

Revenue Recognition—Product related revenues are composed of the sale of immunoassay-based test kits and the sale of certain antibodies and immunochemical reagents. For 2004, 2003 and 2002 these sales represented 79%, 76% and 78% of total Company revenues, respectively. The sale of immunoassay-based test kits and certain antibodies and immunochemical reagents are recognized upon the shipment of the product and transfer of title or when related services are provided.

Sales of certain antibodies and immunochemical reagents are recognized under the percentage of completion method and are recorded based on the percentage of costs or time incurred through the reporting date versus the estimate for the complete contract or project. For 2004, 2003 and 2002 these sales represented 21%, 23% and 20% of total Company revenues, respectively.

Contract revenues are recognized upon the completion of contractual milestones. For 2003 and 2002 these sales represented 1% and 2% of total Company revenues, respectively.

Valuation of Long-Lived Assets—Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds an asset’s fair value.

New Accounting Standards and Disclosures

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting (SFAS) No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4.” This Statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact from this standard on its results of operations and financial position.

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29.” This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe that the adoption of SFAS No. 153 will have an impact on its results of operations and financial position.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment”. SFAS 123(R) revises SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The full impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 8 of the notes to the Consolidated Financial Statements. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company is unable to estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system, no matter how well-designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information contained under the captions “Election of a Class of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” and “Report of the Audit Committee” in the Company’s Definitive Proxy Statement is incorporated herein by reference.

Identification of Executive Officers and Certain Significant Employees

The executive officers of the Company, their positions with the Company, their ages and a brief biography for each are as follows:

Name	Age	Position
Matthew H. Knight	48	President and Chief Executive Officer
James W. Stave, Ph.D.	50	VP—Research and Development and Chief Technical Officer
Stanley J. Musial	44	VP—Finance and Chief Financial Officer (through January 4, 2005)
Anthony J. Simonetta	57	VP—Finance, Chief Financial Officer and Corporate Secretary (effective January 31, 2005)
Richard W. Foster	51	VP—Sales (effective March 8, 2004)
Richard M. Rumble	46	VP—Marketing (effective December 1, 2004)
Martha C. Reider	50	VP—Quality Assurance/Human Resources and Secretary (through September 24, 2004)

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

James W. Stave, age 50, joined SDI in March 1991 as a research group leader. Subsequently, Dr. Stave was promoted to director of Research and Development. In October 1993, Dr. Stave was promoted to Vice President—Research and Development and Chief Technical Officer. Prior to joining SDI, Dr. Stave worked for DuPont, Molecular Genetics, Inc. and the U.S. Department of Agriculture. Dr. Stave received his Ph.D. in Microbiology from the University of Maryland and his B.S. in Biology from Michigan Technological University.

Stanley J. Musial, age 44, joined the Company in November 2002 as Vice President—Finance and Chief Financial Officer. Prior to joining SDI, Mr. Musial was Senior Vice President, Finance and Chief Financial Officer for Continuum Healthcare, Inc., a venture capital backed specialty healthcare company, and previously held senior financial management positions with Orthovita, Inc., a publicly-held orthopedic biotechnology company, Occupational Health Resources, Inc., a venture capital backed physician practice management company, Surgical Laser Technologies, Inc., a publicly-held laser surgery company, Environmental Control Group, Inc., a publicly-held environmental services company, and began his career with KPMG LLP. Mr. Musial holds a MBA in Finance from Temple University, a B.S. degree in Accounting from The Pennsylvania State University and is a Certified Public Accountant.

Anthony J. Simonetta, age 57, joined the Company in January 2005 as Vice President—Finance, Chief Financial Officer and Corporate Secretary. Mr. Simonetta worked for 28 years with KPMG, ascending to the role of partner in the Philadelphia office. During his last three years with KPMG, Mr. Simonetta, a Certified Public Accountant, managed the Philadelphia business advisory practice group, consulting with numerous KPMG clients on business development tactics and strategies. Prior to this assignment, Mr. Simonetta was an audit partner, serving both public and private clients in the development and execution of financial audit plans. He left

KPMG in 2002 and has been consulting with non-KPMG clients on business development strategy and execution. Mr. Simonetta is a veteran of the U.S. Navy and a graduate of Hofstra University. Mr. Simonetta also serves as Chairman of the Board for The Center for Autistic Children in Philadelphia.

Richard W. Foster, age 51, joined the Company in March 2004 as Vice President—Sales. Mr. Foster began his sales career with Curtin Matheson. Over the next 21 years Mr. Foster advanced through a series of sales and marketing positions of increasing responsibility. Following the acquisition of Curtin Matheson by Fisher Scientific, Mr. Foster became Vice President of Sales and Marketing for Fisher Diagnostics. In 1999, he joined Absorption Systems as Vice President of Sales and Marketing, where he built a consultative sales organization selling outsourcing services to the pharmaceutical industry. Mr. Foster received a B.S. in Biology from Western Michigan University.

Richard M. Rumble, age 46, joined SDI in December 2004 as Vice President of Marketing. Prior to joining SDI, Mr. Rumble spent 23 years in the Medical Device industry. He began his career in 1983 with 3M Canada, joining the company in the capacity of Professional Service Supervisor, Microbiology Products, Over the next 14 years Mr. Rumble progressed through a number of positions of increased responsibility in both domestic and international sales and marketing roles. In 1996 Mr. Rumble left 3M to assume the position of President and CEO, MediVators Corporation, a company dedicated to the development, manufacture and marketing of products used in the reprocessing of flexible endoscopes. Prior to Joining SDI, Mr. Rumble held the position of Vice President and General Manager, Healthcare Sterilization Products for STERIS Corporation the world leader in sterile processing systems. Mr. Rumble is a graduate of the University of Western Ontario with B.Sc. in Biology and Immunology.

Martha C. Reider, age 50, co-founded SDI in 1990 and served as Vice President—Manufacturing and Secretary from its inception through 1998. In 1998 Ms. Reider was appointed Vice President Quality Assurance/Human Resources. Ms. Reider continues to serve as the Corporate Secretary. From inception to December 30, 1996, Ms. Reider was a director of SDI. Prior to founding SDI, Ms. Reider worked for DuPont from 1976 to 1990 where she most recently served as supervisor of Quality Control and Quality Assurance. Ms. Reider received her B.A. in Biological Sciences from Ohio Northern University.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plan approved by security holders	1,789,227	$3.42	928,534
Equity compensation not approved by security holders	300,000	$4.00	—

Total	2,089,227	$3.50	928,534

The 300,000 shares underlying options granted under equity compensation not approved by security holders were granted in connection with the Company’s hiring, on September 2, 2003, of its new President and Chief Executive Officer, Matthew H. Knight. The grant to Mr. Knight is a ten year non-qualified stock option grant at an exercise price of $4.00 per share, the closing market price on September 2, 2003, and vests in three equal installments of 33 1/3% annually on the three successive option grant anniversaries, and vest upon a change of control of the Company.

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

(a)1. Financial Statements

See the Consolidated Financial Statements which begin on page F-1 of this Report.

2. Financial Statement Schedules

Financial statement schedules are omitted because they are either not required or not applicable or the required information is reflected in the financial statements or notes thereto.

3. Exhibits

Exhibit Number	Description	Reference	Previous Exhibit Number
2.1	Agreement and Plan of Merger among the Company, AZUR Acquisition Corp. and AZUR Environmental dated May 4, 2001	(1)

3.1	Fourth Amended and Restated Certificate of Incorporation of the Company	(2)	4.1

3.2	Certificate of Powers, Designations, Preferences and Rights of the Series C Convertible Preferred Stock of the Company filed with the Secretary of the State of Delaware on September 27, 2001	(1)

3.3	Amended and Restated Bylaws of the Company	(2)	4.2

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2	Forms of Warrants to Purchase Common Stock of the Company	(2)	4.4

10.1	Stock Purchase Agreement among the Company and its outside directors and certain of their affiliates dated August 16, 2002	(12)

10.2	Demand Registration Agreement among the Company and its outside directors and certain of their affiliates dated August 16, 2002	(12)

10.3	EnSys Environmental Products, Inc. 1993 Stock Incentive Plan*	(3)	10.17

10.4	Amended and Restated EnSys Environmental Products, Inc. 1995 Stock Incentive Plan*	(4)

10.5	EnSys Environmental Products, Inc. 401(k) Plan Adoption Agreement	(3)	10/18

10.11	Agreement and Plan of Merger by and between EnSys and Strategic Diagnostics Inc. dated as of October 11, 1996	(2)	2.1

10.15	Employment Agreement dated December 30, 1996 by and between Grover C. Wrenn and the Company*	(7)	10.15

10.18	Industrial Lease dated October 26, 1993, by and between Tober & Agnew Properties, Inc. and Strategic Diagnostics Incorporated	(6)	10.18

10.21	Lease agreement dated October 29, 1997 by and between Pencader Courtyard, L.P. and Strategic Diagnostics Inc.	(7)	10.21

10.22	1998 Employee Stock Purchase Plan	(11)

10.27	Loan Agreement between the Company and PNC Bank, Delaware, dated May 5, 2000	(10)	10.1

10.28	Line of Credit Note between the Company and PNC Bank, Delaware, dated May 5, 2000	(10)	10.2

Exhibit Number	Description	Reference	Previous Exhibit Number
10.29	Term Note between the Company and PNC Bank, Delaware, dated May 5, 2000	(10)	10.3

10.30	Employment Agreement dated September 2, 2003, by and between Matthew H. Knight and the Company*	(13)	10.1

10.31	Nonqualified Stock Option Agreement dated September 2, 2003, by and between Matthew H. Knight and the Company*	(13)	10.2

10.32	Restricted Stock Grant Agreement dated September 2, 2003, by and between Matthew H. Knight and the Company*	(13)	10.3

10.33	Employment Agreement dated January 1, 1997 by and between James W. Stave and the Company.	(14)

21.1	Subsidiaries of the Company

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Certifications of the Chief Executive Officer of Strategic Diagnostics Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certifications of the Chief Financial Officer of Strategic Diagnostics Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Matthew H. Knight pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Anthony J. Simonetta pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the designated exhibit of the Company’s 10-Q for the fiscal quarter ended September 30, 2001
(2)	Incorporated by reference to the designated exhibit of the EnSys Registration Statement on Form S-4 (No. 333-17505) filed on December 9, 1996
(3)	Incorporated by reference to the designated exhibit of the EnSys Registration Statement on Form S-1 ( No. 33-68440) filed on September 3, 1993
(4)	Incorporated by reference to Appendix F to the Joint Proxy Statement/Prospectus contained in the EnSys Registration Statement on Form S-4 (No. 333-17505) filed on December 9, 1996
(5)	Incorporated by reference to the designated exhibit of the EnSys Form 10-K for the fiscal year ended December 31, 1994
(6)	Incorporated by reference to the designated exhibit of the EnSys Form 10-Q for the fiscal quarter ended March 31, 1996
(7)	Incorporated by reference to the designated exhibit of the Company’s Form 10-K for the fiscal year ended December 31, 1996
(8)	Incorporated by reference to the designated exhibit of the Company’s Form 10-K for the fiscal year ended December 31, 1997
(9)	Incorporated by reference to the identically numbered exhibit contained in the Company’s Form 8-K filed on May 26, 1999
(10)	Incorporated by reference to the identically numbered exhibit contained in the Company’s Form 8-K filed on March 15, 1999
(11)	Incorporated by reference to the designated exhibit of the Company’s Registration Statement on Form S-8 (No. 333-68107) filed on November 30, 1998
(12)	Incorporated by reference to the designated exhibit of the Company’s 10-Q for the fiscal quarter ended September 30, 2002
(13)	Incorporated by reference to the designated exhibit of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2003.
(14)	Filed herewith.
*	Management contract or compensatory plan.

(b)	Reports on Form 8-K

The Company did not file any reports on Form 8-K during the fourth quarter 2004, but did furnish the following reports:

On October 14, 2004, the Company furnished a report on Form 8-K pursuant to Item 2.02 providing an update on the adoption of its Listeria test method by food producers..

On October 29, 2004, the Company furnished a report on Form 8-K pursuant to Item 2.02 announcing its intent to release third-quarter 2004 earnings on Thursday, November 4, 2004.

On October 29, 2004, the Company furnished a report on Form 8-K pursuant to Item 2.02 announcing the signing of a distribution agreement with GeneScan Analytics GmbH.

On November 5, 2004, the Company furnished a report on Form 8-K pursuant to Items 2.02, 5.02 and 9.01 reporting its results for the three and nine month periods ended September 30, 2004 and announcing the resignation of its Chief Financial Officer.

On December 7, 2004, the Company furnished a report on Form 8-K pursuant to Item 7.01 announcing the addition of a Vice President of Marketing for the Company.

On December 28, 2004, the Company furnished a report on Form 8-K pursuant to Item 7.01 announcing the signing of a distribution agreement with MicroBioTests, Inc. (MBT), a European supplier of complementary test kits.

On December 28, 2004, the Company furnished a report on Form 8-K pursuant to Item 7.01 announcing it had been awarded a contract to supply the United Nations Environmental Programme with test systems to be used in Iraq.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Strategic Diagnostics Inc.:

We have audited the accompanying consolidated balance sheets of Strategic Diagnostics Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Strategic Diagnostics Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

/s/    KPMG LLP

Philadelphia, Pennsylvania

February 28, 2005

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2004	2003
ASSETS
Current Assets :
Cash and cash equivalents	$8,096	$5,158
Receivables, net	3,858	3,795
Inventories	3,090	3,230
Deferred tax asset	1,071	1,336
Other current assets	336	502

Total current assets	16,451	14,021

Property and equipment, net	3,605	3,947
Other assets	2	3
Deferred tax asset	8,288	8,347
Intangible assets, net	6,996	6,957

Total assets	$35,342	$33,275

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities :
Accounts payable	$868	$788
Accrued expenses	1,525	1,342
Current portion of long term debt	211	211

Total current liabilities	2,604	2,341

Long-term debt	773	983

Commitments and contingencies (see Note 10)

Stockholders’ Equity
Preferred stock, $.01 par value, 20,920,648 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 35,000,000 shares authorized, 19,379,602 and 19,200,488 issued and outstanding at December 31, 2004 and December 31, 2003, respectively	194	192
Additional paid-in capital	36,596	36,140
Accumulated deficit	(4,759)	(6,262)
Deferred compensation	(206)	(192)
Cumulative translation adjustments	140	73

Total stockholders’ equity	31,965	29,951

Total liabilities and stockholders’ equity	$35,342	$33,275

The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2004	2003	2002
Revenues:
Product related	$24,011	$25,466	$23,264
Contract and other	—	117	517

Total revenues	24,011	25,583	23,781

Operating expenses:
Manufacturing	10,442	14,511	12,340
Research and development	2,557	2,603	3,298
Selling, general and administrative	9,241	10,046	10,277

Total operating expenses	22,240	27,160	25,915

Operating income (loss)	1,771	(1,577)	(2,134)

Interest income (expense), net	53	(40)	(50)

Other income	—	—	374

Income (loss) before taxes	1,824	(1,617)	(1,810)

Income tax expense (benefit)	321	(763)	(898)

Net income (loss)	$1,503	$(854)	$(912)

Basic net income (loss) per share applicable to common stockholders	$0.08	$(0.04)	$(0.05)

Shares used in computing basic net income (loss) per share applicable to common stockholders	19,242,000	18,999,000	18,419,000

Diluted net income (loss) per share applicable to common stockholders	$0.08	$(0.04)	$(0.05)

Shares used in computing diluted net income (loss) per share applicable to common stockholders	19,495,000	18,999,000	18,419,000

The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(in thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Deferred Compensation	Cumulative Translation Adjustments	Total
Balance December 31, 2001	—	178	31,114	(4,496)	—	(25)	26,771

Comprehensive income:
Net loss	—	—	—	(912)	—	—	(912)
Currency translation adjustment	—	—	—	—	—	(15)	(15)

Total comprehensive loss							(927)
Exercises of stock options	—	1	167	—	—	—	168
Employee stock purchase plan	—	1	36	—	—	—	37
Sale of common stock	—	4	1,460	—	—	—	1,464
Acquisition of Molecular Circuitry, Inc.	—	6	2,496	—	—	—	2,502
Tax benefit of stock option exercises	—	—	39	—	—	—	39

Balance December 31, 2002	—	190	35,312	(5,408)	—	(40)	30,054

Comprehensive income:
Net loss	—	—	—	(854)	—	—	(854)
Currency translation adjustment	—	—	—	—	—	113	113

Total comprehensive loss							(741)
Exercises of stock options	—	1	289	—	—	—	290
Employee stock purchase plan	—	—	14	—	—	—	14
Issuance of restricted stock awards	—	1	391	—	(392)	—	—
Deferred compensation amortization	—	—	—	—	62	—	62
Tax benefit of stock option exercises	—	—	134	—	—	—	134
Tax benefit of restricted stock awards	—	—	—	—	138	—	138

Balance December 31, 2003	—	192	36,140	(6,262)	(192)	73	29,951

Comprehensive income:
Net income	—	—	—	1,503	—	—	1,503
Currency translation adjustment	—	—	—	—	—	67	67

Total comprehensive income							1,570
Exercises of stock options	—	—	242	—	—	—	242
Employee stock purchase plan	—	—	18	—	—	—	18
Issuance of restricted stock awards	—	2	150	—	(152)	—	—
Deferred compensation amortization	—	—	—	—	145	—	145
Tax benefit of stock option exercises	—	—	46	—	—	—	46
Tax benefit of restricted stock awards	—	—	—	—	(7)	—	(7)

Balance December 31, 2004	$—	$194	$36,596	$(4,759)	$(206)	$140	$31,965

The accompanying notes are an integral part of these statements

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Twelve Months Ended December 31,
	2004	2003	2002
Cash Flows from Operating Activities :
Net income (loss)	$1,503	$(854)	$(912)
Adjustments to reconcile net income to net cash provided by (used in) operating activities :
Depreciation and amortization	896	831	891
Stock compensation expense	152	62	—
Deferred income taxes (benefit)	367	(738)	(898)
Other income	—	—	(374)
(Increase) decrease in :
Receivables	(63)	161	781
Inventories	140	3,219	818
Other current assets	166	(3)	5
Other assets	1	37	94
Increase (decrease) in :
Accounts payable	80	(236)	(596)
Accrued expenses	183	677	(571)

Net cash provided by (used in) operating activities	3,425	3,156	(762)

Cash Flows from Investing Activities :
Purchase of property and equipment	(453)	(214)	(1,021)
Purchase of patent license	(200)	(70)	—
Proceeds from sale / disposal of assets	49	—	956
Net cash paid in acquisition of Molecular Circuitry, Inc.	—	—	(39)

Net cash used in investing activities	(604)	(284)	(104)

Cash Flows from Financing Activities :
Proceeds from exercise of stock options	242	290	168
Proceeds from employee stock purchase plan	18	14	37
Proceeds from issuance of long and short term debt	551	372	1,947
Repayments on financing obligations	(761)	(601)	(3,031)
Proceeds from sale of stock	—	—	1,464

Net cash provided by financing activities	50	75	585

Effect on exchange rate changes on cash	67	113	—
Net increase (decrease) in Cash and Cash Equivalents	2,938	3,060	(281)
Cash and Cash Equivalents, Beginning of Year	5,158	2,098	2,379

Cash and Cash Equivalents, End of Year	$8,096	$5,158	$2,098

Supplemental Cash Flow Disclosure :

Cash paid for taxes	$6	$4	$3

Cash paid for interest	50	65	89

Non-cash investing and financing activity:

Common stock issued for the purchase of Molecular Circuitry Inc.	—	—	2,502

The accompanying notes are an integral part of these statements

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

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

Basis of Presentation

The historical financial statements presented herein include the consolidated financial statements of Strategic Diagnostics Inc. and its subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CERTAIN BALANCE SHEET INFORMATION:

Accounts Receivable

As of December 31, 2004, 2003 and 2002, the allowance for doubtful accounts was $152, $103 and $294, respectively. If receivables become uncollectible, the Company’s policy is to charge these write-offs against the allowance. The Company continually reviews the realizability of its receivables and charges current period earnings for the amount deemed unrealizable. Unbilled accounts receivable result from recognizing certain revenues under the percentage of completion method, whereby the customer is not billed until the product is shipped. At December 31, net accounts receivable consisted of the following:

	2004	2003
Accounts receivable	$3,114	$3,366
Unbilled accounts receivable	744	429

Net accounts receivable	$3,858	$3,795

A summary of the activity in the allowance for doubtful accounts for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004	2003	2002
Balance, January 1	$103	$294	$215

Additions-charged to costs and expenses	106	8	196
Additions-reserves acquired in business combinations	—	—	40
Deductions-written off as uncollectable	(57)	(199)	(157)

Balance, December 31	$152	$103	$294

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

DECEMBER 31, 2004

(in thousands, except share and per share data)

Inventories

The Company’s inventories, which consist primarily of test kit components, bulk serum and antibody products are valued at the lower of cost or market. Cost is determined using the first in, first out method. At December 31, inventories consisted of the following:

	2004	2003
Raw materials	$1,410	$1,246
Work in progress	505	578
Finished goods	1,175	1,406

Net inventories	$3,090	$3,230

In the fourth quarter 2003, the Company took a non-cash charge of $3.0 million to write-down inventories. This non-cash charge is a result of the Company undertaking a review of its operations in a manner designed to assure that the Company focuses its resources on its most promising growth opportunities. The write-down reflects the Company’s decision to exit its “catalog” antibody business and to focus on its custom and made-to-order sales of antibody products, and the elimination of inventories of test kit products that are not contributing significantly to revenue or profitability. In 2004, the Company recovered $389,000 from sales of certain of this inventory.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives (generally three to five years) of the assets. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life.

Impairment of Goodwill and Long-Lived Assets

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

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

DECEMBER 31, 2004

(in thousands, except share and per share data)

Revenue Recognition

Product related revenues are composed of the sale of immunoassay-based test kits and the sale of certain antibodies and immunochemical reagents. For 2004, 2003 and 2002 these sales represented 79%, 76% and 78% of total Company revenues, respectively. The sale of immunoassay-based test kits and certain antibodies and immunochemical reagents are recognized upon the shipment of the product and transfer of title or when related services are provided.

Sales of certain antibodies and immunochemical reagents are recognized under the percentage of completion method and are recorded based on the percentage of costs or time incurred through the reporting date versus the estimate for the complete contract or project. For 2004, 2003 and 2002 these sales represented 21%, 23% and 20% of total Company revenues, respectively.

Contract revenues are recognized upon the completion of contractual milestones. For 2003 and 2002 these sales represented 1% and 2% of total Company revenues, respectively.

Stock-Based Compensation

The Company applies the intrinsic-value-based method to account for its fixed-plan stock options. Compensation expense is recorded on the date of grant only if the current market price of the underlying stock, at that date, exceeded the exercise price. The Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”. Under the Company’s employee share option plans, the Company grants employee and outside directors stock options at an exercise price equal to the fair market value at the date of grant. No compensation expense is recorded with respect to such stock option grants. Compensation expense with respect to stock awards granted is measured based upon the fair value of such awards and is charged to expense over the vesting period.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Twelve Months Ended December 31,
	2004	2003	2002
Net income (loss), as reported	$1,503	$(854)	$(912)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	1	1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(434)	(546)	(406)

Pro forma net income (loss)	$1,069	$(1,399)	$(1,317)

Earnings (loss) per share:

Basic—as reported	$0.08	$(0.04)	$(0.05)

Basic—pro forma	$0.06	$(0.07)	$(0.07)

Diluted—as reported	$0.08	$(0.04)	$(0.05)

Diluted—pro forma	$0.05	$(0.07)	$(0.07)

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

DECEMBER 31, 2004

(in thousands, except share and per share data)

The weighted average fair value at the date of grant for options granted during 2004, 2003 and 2002 is estimated at $2.51, $3.30 and $2.33 per share, respectively, using the Black-Scholes pricing model. The assumptions used in the Black-Scholes model are as follows: dividend yield of 0%, expected volatility of 88% in 2004, 90% in 2003 and 95% in 2002, risk-free interest rate of 3.44% in 2004, 2.74% in 2003 and 3.03% in 2002, and an expected option life of 5 years in 2004, 2003 and in 2002.

Research and Development

Research and development costs are charged to expense as incurred. From time to time the Company makes acquisitions, which may include in-process research and development, which is expensed when acquired.

Accounting for Income Taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such changes are enacted.

Basic and Diluted Income (Loss) per Share

Basic earnings (loss) per share (EPS) is computed by dividing net income or loss available for common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS, except that the dilutive effect of converting or exercising all potentially dilutive securities is also included in the denominator. The Company’s calculation of diluted EPS includes the dilutive effect of exercising stock options into common shares. Basic loss per share excludes potentially dilutive securities.

Listed below are the basic and diluted share calculations for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Average common shares outstanding	19,242,172	18,998,522	18,418,660
Shares used in computing basic net income (loss) per share	19,242,172	18,998,522	18,418,660

Stock options	252,620	—	—

Shares used in computing diluted net income (loss) per share	19,494,792	18,998,522	18,418,660

In 2003 and 2002, the effect of approximately 524,000 and 547,000 equivalent shares, respectively, related to stock options were excluded from the diluted shares calculation, because they were anti-dilutive.

Foreign Currency Translation

The functional currency for the Company’s United Kingdom branch operation is the British pound. Assets and liabilities related to this foreign operation are translated at the current exchange rates at the end of each period. The resulting translation adjustments are accumulated as a separate component of stockholders’ equity. Revenues and expenses are translated at average exchange rates in effect during the period with foreign currency transaction gains and losses, if any, included in results of operations.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

DECEMBER 31, 2004

(in thousands, except share and per share data)

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

New Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS 149 was effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. The adoption of SFAS 149 did not have an impact on the consolidated financial statements.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective July 1, 2003. The adoption of SFAS 150 did not have an impact on the consolidated financial statements as the Company does not have any instruments that are within the scope of this Statement.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was issued in January 2003. The Company is required to apply FIN 46R to variable interests in variable interest entities created after December 31, 2003. The Company does not have any variable interests in variable interest entities.

In November 2004, the FASB issued Statement of Financial Accounting (SFAS) No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4.” This Statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement is effective for inventory costs incurred during fiscal years

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

DECEMBER 31, 2004

(in thousands, except share and per share data)

beginning after June 15, 2005. The Company is currently evaluating the impact from this standard on its results of operations and financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29.” This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe that the adoption of SFAS 153 will have an impact on its results of operations and financial position.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment”. SFAS 123(R) revises SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The full impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 8 of the notes to the Consolidated Financial Statements. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company is unable to estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

3. ACQUISITIONS:

On July 8, 2002, the Company purchased certain assets of Molecular Circuitry, Inc. (“MCI”). The purchased assets consisted primarily of various proprietary media technology that are used in combination with the Company’s diagnostic tests for food-borne pathogens including Salmonella and E. coli. The assets purchased also included the sales and marketing rights to the ruminant feed test product line that the Company and MCI had been jointly developing in collaboration with McDonald’s Corporation.

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

DECEMBER 31, 2004

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

Supplemental Disclosure of Cash Flow Information:

The purchase price of Molecular Circuitry was allocated as follows:

Fixed assets	$261
Intangible assets	2,280

Total fair value	$2,541

Cash paid	$39

Common stock issued	$2,502

4. PROPERTY AND EQUIPMENT:

As of December 31, property and equipment consisted of the following:

	2004	2003
Equipment	$4,241	$3,922
Building improvements	2,904	2,895
Furniture and fixtures	107	104
Land	360	360
Leasehold improvements	861	808

Total property and equipment	8,473	8,089
Less—accumulated depreciation and amortization	(4,868)	(4,142)

Net property and equipment	$3,605	$3,947

Depreciation expense was $735, $652 and $790 in 2004, 2003 and 2002, respectively.

5. INTANGIBLE ASSETS:

As of December 31, intangible assets consisted of the following:

	2004	2003	Lives
Goodwill	$5,168	$5,168	N/A
Other	3,000	2,800	5-20
Less—accumulated amortization	(1,172)	(1,011)

Net intangible assets	$6,996	$6,957

The Company’s goodwill principally relates to the 1999 acquisitions of HTI BioProducts, Inc. and Atlantic Antibodies, whose products are a component of the antibody product line, and the 2001 acquisition of Azur Environmental, whose products are a component of the water product line. The Company continues to sell the products acquired through these acquisitions at substantial margins.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

DECEMBER 31, 2004

(in thousands, except share and per share data)

The other intangible assets principally relate to intellectual and property rights acquired from MCI (see Note 3). The technology acquired from MCI primarily relates to proprietary growth media used by the Company in conjunction with the Company’s E. coli and Salmonella test kits, and also technology used in the Company’s ruminant feed test kit. The Company launched sales of these products during the year ended December 31, 2003 and expects continued launches of new products in the future based upon this intellectual property.

Amortization of these intangible assets was $161, $179 and $101 in 2004, 2003 and 2002, respectively. The following table is a schedule of the expected amortization expense in each of the next five years:

Year	Amount
2005	$206
2006	200
2007	200
2008	198
2009	143

6. ACCRUED EXPENSES:

As of December 31, accrued expenses consisted of the following:

	2004	2003
Royalties	$105	$89
Compensation	634	303
Severance and related expenses	5	391
Purchases	615	248
Other	166	311

Total accrued expenses	$1,525	$1,342

During 2003, the Company recorded $605 in expense for severance costs in connection with the Company’s terminations of its previous Chief Executive Officer and Chief Operating Officer. As of December 31, 2004, all severance payments had been made and no amounts remained in the accrual account.

7. LONG-TERM DEBT:

On May 5, 2000, the Company entered into a financing agreement with a commercial bank. This agreement provides for a $4,000 term loan, all of which had been paid on or before December 31, 2002, and for up to a $5,000 revolving line of credit, none of which was outstanding and approximately $2,341 of which was available at December 31, 2004, based on eligible assets. The revolving line of credit bears a variable interest rate of between 1.75% and 2.75% over LIBOR depending upon the ratio of the Company’s funded debt to EBITDA, and is subject to a borrowing base determined by the Company’s eligible accounts receivable. The Company’s annual effective rate of interest on this line of credit, taking into account the variable interest rate and LIBOR, was approximately 3.93% at December 31, 2004.

On December 13, 2001, the Company entered into an agreement with a commercial bank to finance the construction of new facilities at its Windham, Maine location. This agreement provides for up to $1,500 in financing, $984 of which was outstanding at December 31, 2004, and is repayable over seven years, with

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

DECEMBER 31, 2004

(in thousands, except share and per share data)

principal payments that began on October 1, 2002. The loan bears a variable interest rate of between 2% and 3% over LIBOR depending upon the ratio of the Company’s funded debt to EBITDA, as defined. Payments are due monthly, with equal amortization of principal payments plus interest. The Company’s annual effective rate of interest on this loan at December 31, 2004, was approximately 4.18%.

Under the terms of the above financing, the Company was required to meet certain quarterly financial covenants, that included for the first three quarters of 2003 a minimum quick of 2.25 and a minimum tangible net worth ratio of $22,500, which the Company met. Beginning with the fourth quarter of 2003, the original provisions of the loan agreement regarding financial covenants were operative, namely a ratio of EBITDA to current maturities of debt plus interest and cash paid for taxes greater than 1.50 and a ratio of funded debt to EBITDA not to exceed 3.25. The Company was not in compliance with these fourth quarter 2003 covenants at December 31, 2003. In February 2004, the Company amended the terms of the EBITDA covenants with the lender to exclude the impact of up to $3,315 of charges the Company incurred in the fourth quarter 2003, and therefore, the Company met the covenant requirements for the fourth quarter 2003. Under the amended covenant, the Company met all of its financial covenants with respect to this indebtedness for 2004.

As of December 31, 2004, the outstanding balance on all of the Company’s commercial bank debt was $984. This indebtedness is secured by substantially all of the Company’s assets.

The following table is a schedule of the principal payments required under the Company’s long-term indebtedness:

2005	211
2006	211
2007	211
2008	211
2009	140

984
Less—current portion of long-term debt obligations	(211)

Long-term debt	$773

Interest expense was $50, $65 and $73 in 2004, 2003 and 2002 respectively.

8. STOCK OPTIONS AND AWARD PLANS:

Under various plans, executives, key employees and outside directors receive awards of options to purchase common stock. The Company has a stock option plan (the “2000 Plan”) which authorizes the granting of incentive and nonqualified stock options. Incentive stock options are granted at not less than 100% of fair market value at the date of grant (110% for stockholders owning more than 10% of the Company’s common stock). Nonqualified stock options are granted at not less than 85% of fair market value at the date of grant. A maximum of 4,000,000 shares of common stock are issuable under the 2000 Plan.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

DECEMBER 31, 2004

(in thousands, except share and per share data)

Certain additional options have been granted outside the 2000 Plan. These options generally follow the provisions of the 2000 Plan. Information with respect to the stock options granted under the 2000 Plan and options granted separately from the 2000 Plan is summarized as follows:

	Number of Shares	Price Range	Aggregate Proceeds
Balance, December 31, 2001	1,698,850	$0.19 - $80.52	$6,463

Granted	401,000	$3.15 - $ 4.26	$1,422
Cancelled	(81,949)	$3.46 - $80.52	$(1,236)
Exercised	(76,220)	$0.64 - $ 4.00	$(168)

Balance, December 31, 2002	1,941,681	$0.19 - $ 7.63	$6,481

Granted	434,000	$3.45 - $ 4.20	$1,707
Exercised	(163,283)	$0.19 - $ 2.00	$(290)

Balance, December 31, 2003	2,212,398	$0.19 - $ 7.63	$7,898

Granted	198,000	$2.61 - $ 4.12	$706
Cancelled	(129,139)	$0.64 - $ 7.63	$(1,009)
Exercised	(182,032)	$0.19 - $ 3.46	$(244)

Balance, December 31, 2004	2,099,227	$0.19 - $ 6.94	$7,351

As of December 31, 2004, options covering 1,466,548 shares were exercisable with a weighted average exercise price of $3.36 per share, and 928,534 shares were available for future grant under the 2000 Plan. For options granted at less than fair market value, the Company recognizes compensation expense, which is amortized over the vesting period of the options. Of the 434,000 granted during 2003, 300,000 were granted outside of the 2000 Plan.

The following table provides additional information about the Company’s stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding At 12/31/04	Weighted Average		Options Exercisable	Wtd. Average Exercise Price
		Remaining Contractual Life	Exercise Price
$ 0.19 - $ 0.19	11,727	0.6 Years	$0.19	11,727	$0.19
$ 1.88 - $ 2.65	556,500	2.6 Years	$2.30	504,500	$2.26
$ 2.88 - $ 4.69	1,379,750	7.3 Years	$3.72	830,321	$3.64
$ 5.17 - $ 6.94	151,250	6.5 Years	$6.23	120,000	$6.27

$ 0.19 - $ 6.94	2,099,227	6.0 Years	$3.50	1,466,548	$3.36

The weighted average fair value at the date of grant for options granted during 2004, 2003 and 2002 is estimated at $2.51, $3.30 and $2.33 per share, respectively, using the Black-Scholes pricing model. The assumptions used in the Black-Scholes model are as follows: dividend yield of 0%, expected volatility of 88% in 2004, 90% in 2003 and 95% in 2002, risk-free interest rate of 3.44% in 2004, 2.74% in 2003 and 3.03% in 2002, and an expected option life of 5 years in 2004, 2003 and in 2002.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

DECEMBER 31, 2004

(in thousands, except share and per share data)

During the years ended December 31, 2004 and 2003, a total of 46,116 and 95,580 restricted stock units, respectively, were granted. A restricted stock unit is the right to receive shares. The value of the restricted stock units granted (based on the market price for the stock at the date of grant) during the years ended December 31, 2004 and 2003, totalled $152 and $392, respectively. Units granted are generally scheduled to vest over periods of two to five years. The cost of the grant is charged to operations over the vesting period. The total unvested number of units at December 31, 2004, was 109,500.

9. SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION:

Financial Accounting Standards Board Statement No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”) requires that companies report separately in the financial statements certain financial and descriptive information about operating segments profit or loss, certain specific revenue and expense items and segment assets. Additionally, companies are required to report information about the revenue derived from their products and service groups, about geographic areas in which the Company earns revenue and holds assets, and about major customers. Due to the organizational changes made in early 2003, including combining manufacturing, sales and other functions of the two previously reported segments, test kits and antibody, the Company has one reporting segment, as the Chief Operating Decision Maker will not have access to nor request such financial information.

Geographic:

The following table sets forth sales by geographic region:

	Twelve Months Ended December 31,
	2004	2003	2002
United States	$17,158	$19,186	$17,217
Rest of the world	6,853	6,397	6,564

Total	$24,011	$25,583	$23,781

The Company’s basis for identifying sales by country is the ship-to location. There were no individual countries outside of the United States that represented more than 10% of the total revenues of the Company. There are no significant long-lived assets located outside the United States.

10. COMMITMENTS AND CONTINGENCIES:

The Company leases its office and manufacturing facilities and other equipment under operating leases. Rent expense for the years ended December 31, 2004, 2003 and 2002, was $691, $722 and $823, respectively. Future commitments under non-cancellable leases at December 31 are as follows:

2004	$617
2005	620
2006	595
2007	60
2008	45
2009 and thereafter	75

$2,012

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

DECEMBER 31, 2004

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

11. RETIREMENT SAVINGS PLAN:

The Company maintains a retirement savings plan qualified under Section 401(k) of the Internal Revenue Code. The plan allows for eligible employees to contribute a portion of their gross wages to the plan. The Company matches employees’ contributions on a 50% basis up to 6% of gross wages. In 2004, 2003 and 2002, the Company recognized expense of $136, $165 and $168 respectively, associated with this plan.

12. INCOME TAXES:

The components of income (loss) before tax benefit (expense) as of December 31 are as follows:

	2004	2003	2002
United States	$1,449	$(1,662)	$(1,980)
Rest of the world	375	45	170

Total	$1,824	$(1,617)	$(1,810)

The income tax expense (benefit) consists of the following:

		2004	2003	2002
Federal	current	$(69)	$7	$—
	deferred	539	(600)	(720)

		470	(593)	(720)

State	current	23	(32)	—
	deferred	(72)	(138)	(178)

		(49)	(170)	(178)

Foreign	current	—	—	—
	deferred	(100)	—	—

		(100)	—	—

Total		$321	$(763)	$(898)

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

DECEMBER 31, 2004

(in thousands, except share and per share data)

The following table summarizes the significant differences between the U.S. Federal statutory rate and the Company’s effective tax rate for financial statement purposes:

	2004	2003	2002
Statutory tax rate	34.0%	(34.0)%	(34.0)%
State taxes, net of U.S. Federal benefit	(1.8)%	(6.9)%	(6.5)%
Foreign NOL not previously benefited	(12.5)%	(1.0)%	(3.2)%
Research and development credits	(4.4)%	(6.1)%	(6.0)%
Other, net	2.3%	0.9%	0.1%

Total	17.6%	(47.1)%	(49.6)%

Significant components of the Company’s deferred tax assets as of December 31 are as follows:

	2004	2003	2002
Net operating loss carryforwards	$9,797	$8,928	$9,163
Credit carryforwards	435	350	255
Amortization and depreciation	1,376	1,589	1,815
Deferred compensation	167	150	—
Non-deductible reserves	53	185	80
Inventory costs not currently deductible	177	1,254	274

Total deferred tax assets	12,005	12,456	11,587
Valuation allowance	(2,646)	(2,773)	(2,914)

Net deferred tax assets	$9,359	$9,683	$8,673

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of existing temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based upon historical taxable income and projections for future taxable income over the periods in which the deferred tax items are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2004. The Company also considers both positive and negative factors in reviewing the recoverability of its deferred tax assets. The positive factors include the operating performance over the past five years after adjusting for specific non-recurring transactions such as restructuring activities and the decision to exit the catalog antibody product line during the year ended December 31, 2003. Additional positive factors include past and anticipated new product launches and the operating efficiencies obtained in the antibody product lines from changes made during the year ended December 31, 2002. At December 31, 2004, management has concluded that a full valuation allowance is necessary for deferred tax assets in certain state jurisdictions and a substantial valuation allowance for foreign deferred tax assets.

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

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

DECEMBER 31, 2004

(in thousands, except share and per share data)

As of December 31, 2004, the Company had federal net operating loss carryforwards, including those acquired, of approximately $18,895, which begin to expire as follows:

2007	$946
2008	2,565
2009	3,297
2010	5,109
Thereafter	6,978

Total	$18,895

Of the total net operating loss carryforward, $14,794 is subject to federal tax regulations concerning limitations as to utilization of net operating loss carryforwards since a cumulative change in ownership of more than 50% has occurred within a three year period with respect to those net operating loss carryforwards. The Company does not expect net operating loss carryforwards to expire unused.

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

In March 2002, the Company reached an agreement with its insurance carrier in settlement of costs related to a building fire on its Maine property. The Company received proceeds of $359. The Company recorded a gain on disposal of $243, which represents the amount the Company received above its investment in the assets destroyed.

14. QUARTERLY FINANCIAL DATA (unaudited):

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands except per share data)
2004
Revenues	$6,350	$5,420	$5,546	$6,695
Gross profit (1)	3,830	2,944	3,059	3,736
Net income (loss)	418	148	271	666
Basic earnings (loss) per share	0.02	0.01	0.01	0.03
Diluted earnings (loss) per share	0.02	0.01	0.01	0.03

2003
Revenues	$6,480	$6,417	$6,416	$6,270
Gross profit (1)	3,627	3,553	3,371	521
Net income (loss)	335	211	264	(1,664)
Basic earnings (loss) per share	0.02	0.01	0.01	(0.09)
Diluted earnings (loss) per share	0.02	0.01	0.01	(0.09)

(1)	Gross profit is revenues less manufacturing expenses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATEGIC DIAGNOSTICS INC.

Date:	March 30, 2005	/s/ MATTHEW H. KNIGHT
Matthew H. Knight
President, Chief Executive Officer (Principal Executive Officer) and Director

Date:	March 30, 2005	/s/ ANTHONY J. SIMONETTA
Anthony J. Simonetta
Vice President—Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	March 30, 2005	/s/ MORTON COLLINS
Morton Collins Director

Date:	March 30, 2005	/s/ RICHARD J. DEFIEUX
Richard J. Defieux Director

Date:	March 30, 2005	/s/ KATHLEEN E. LAMB
Kathleen E. Lamb Director

Date:	March 30, 2005	/s/ HERBERT LOTMAN
Herbert Lotman Director

Date:	March 30, 2005	/s/ TIMOTHY S. RAMEY
Timothy S. Ramey Director

Date:	March 30, 2005	/s/ STEPHEN L. WAECHTER
Stephen L. Waechter Director

Date:	March 30, 2005	/s/ GROVER C. WRENN
Grover C. Wrenn Director