Form 10-Q
period 2005-03-31
STRATEGIC DIAGNOSTICS INC/DE/
filed 2005-05-16
CIK 911649

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                               ___________________

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From to


                        COMMISSION FILE NUMBER 000-22400


                           STRATEGIC DIAGNOSTICS INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                          ____________________________


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

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                               Yes        No  X
                                   ---       ---

         As of March 31, 2005 there were 19,570,339 outstanding shares of the Registrant's common stock, par value $.01 per share.

                           STRATEGIC DIAGNOSTICS INC.

                                      INDEX

Item                                                                        Page
----                                                                        ----

PART I  FINANCIAL INFORMATION

      ITEM 1.  Financial Statements (Unaudited)

               Consolidated Balance Sheets - March 31, 2005 and
                 December 31, 2004                                            2

               Consolidated Statements of Operations - Three months ended
                 March 31, 2005 and 2004                                      3

               Consolidated Statements of Cash Flows - Three months ended
                 March 31, 2005 and 2004                                      4

               Notes to Consolidated Interim Financial Statements             5

      ITEM 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                     10

      ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk    16

      ITEM 4.  Controls and Procedures                                       17

PART II OTHER INFORMATION                                                    18

      ITEM 6.  Exhibits                                                      18

SIGNATURES                                                                   19

                         PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                                      CONSOLIDATED BALANCE SHEETS
                            (in thousands, except share and per share data)
                                              (unaudited)

                                                                       MARCH 31,         December 31,
-----------------------------------------------------------------------------------------------------
                                                                          2005               2004
-----------------------------------------------------------------------------------------------------
ASSETS
 Current Assets:
   Cash and cash equivalents                                           $  7,947             $  8,096
   Receivables, net                                                       3,965                3,858
   Inventories                                                            3,150                3,090
   Deferred tax asset                                                       892                1,071
   Other current assets                                                   1,004                  336
-----------------------------------------------------------------------------------------------------
    Total current assets                                                 16,958               16,451
-----------------------------------------------------------------------------------------------------

 Property and equipment, net                                              3,647                3,605
 Other assets                                                                 5                    2
 Deferred tax asset                                                       8,157                8,288
 Intangible assets, net                                                   6,956                6,996
-----------------------------------------------------------------------------------------------------
    Total assets                                                       $ 35,723             $ 35,342
=====================================================================================================

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable                                                    $    452             $    868
   Accrued expenses                                                       1,651                1,525
   Current portion of long term debt                                        211                  211
-----------------------------------------------------------------------------------------------------
    Total current liabilities                                             2,314                2,604
-----------------------------------------------------------------------------------------------------

 Long-term debt                                                             720                  773
-----------------------------------------------------------------------------------------------------

 Stockholders' Equity:
   Preferred stock, $.01 par value, 20,920,648 shares authorized,
    no shares issued or outstanding                                          --                   --
   Common stock, $.01 par value, 35,000,000 shares authorized,
    19,570,339 and 19,379,602 issued and outstanding
    at March 31, 2005 and December 31, 2004, respectively                   196                  194
   Additional paid-in capital                                            37,125               36,596
   Accumulated deficit                                                   (4,341)              (4,759)
   Deferred compensation                                                   (411)                (206)
   Cumulative translation adjustments                                       120                  140
-----------------------------------------------------------------------------------------------------
    Total stockholders' equity                                           32,689               31,965
-----------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity                         $ 35,723             $ 35,342
=====================================================================================================

        The accompanying notes are an integral part of these statements.

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                         THREE MONTHS
                                                        ENDED MARCH 31,
=============================================================================
                                                     2005            2004
=============================================================================
 NET REVENUES:
-----------------------------------------------------------------------------
        Product related                          $     6,555      $     6,350
-----------------------------------------------------------------------------
              Total net revenues                       6,555            6,350
-----------------------------------------------------------------------------
 OPERATING EXPENSES:
        Manufacturing                                  2,901            2,622
        Research and development                         642              587
        Selling, general and administrative            2,442            2,528
-----------------------------------------------------------------------------
              Total operating expenses                 5,985            5,737
-----------------------------------------------------------------------------

              Operating income                           570              613

 Interest income, net                                     27                4

-----------------------------------------------------------------------------

 Income before taxes                                     597              617

              Income tax expense                         179              199

-----------------------------------------------------------------------------

 Net income                                              418              418
-----------------------------------------------------------------------------

 Basic net income per share                      $      0.02      $      0.02
=============================================================================

 Shares used in computing basic
        net income per share                      19,458,000       19,211,000
=============================================================================

 Diluted net income per share                    $      0.02      $      0.02
=============================================================================

Shares used in computing diluted
        net income per share                      19,615,000       19,742,000
=============================================================================

        The accompanying notes are an integral part of these statements.

               STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                               (unaudited)
                                                               THREE MONTHS
                                                              ENDED MARCH 31,
================================================================================
                                                             2005         2004
================================================================================
Cash Flows from Operating Activities:
Net income                                                 $   418      $   418
     Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
        Depreciation and amortization                          263          219
        Stock Compensation Expense                              35            8
        Deferred income tax provision                          179          199
(Increase) decrease in:
     Receivables                                              (107)        (400)
     Inventories                                               (60)          32
     Other current assets                                     (668)        (237)
     Other assets                                               (3)          --
Increase (decrease) in:
     Accounts payable                                         (416)        (156)
     Accrued expenses                                          126          342
--------------------------------------------------------------------------------
Net cash provided by (used in) operating activities           (233)         425

Cash Flows from Investing Activities:
     Purchase of property and equipment                       (234)         (71)
     Purchase of intangible assets                             (17)          --

--------------------------------------------------------------------------------
Net cash used in investing activities                         (251)         (71)

Cash Flows from Financing Activities:
     Proceeds from exercise of incentive stock options         406           21
     Proceeds from employee stock purchase plan                  2            4
     Proceeds from  issuance of long and short term debt        --          551
     Repayments on financing obligations                       (53)        (162)

--------------------------------------------------------------------------------
Net cash provided by financing activities                      355          414

Effect of exchange rate changes on cash                        (20)          24

Net increase (decrease) in Cash and Cash Equivalents          (149)         792

Cash and Cash Equivalents, Beginning of Period               8,096        5,158
--------------------------------------------------------------------------------

Cash and Cash Equivalents, End of Period                   $ 7,947      $ 5,950
================================================================================

Supplemental Cash Flow Disclosure:

     Cash paid for taxes                                         8            5

     Cash paid for interest                                     11           12
================================================================================

         The accompanying notes are an integral part of these statements

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)
                                   (unaudited)

     1. BACKGROUND:

Business
--------

Strategic Diagnostics Inc. and its subsidiaries (the "Company") develops and markets biotechnology-based detection solutions for a broad range of food, water, agricultural, industrial, environmental and scientific applications. By leveraging its expertise in immunology, proteomics, bio-luminescence, and other bio-reactive technologies with innovative application and production capabilities, the Company is able to provide sophisticated diagnostic testing and immunoreagent systems to a diverse customer base serving multiple vertical markets. The Company also serves the research, human diagnostic and pharmaceutical sectors with a wide range of services, including the production of monoclonal and polyclonal antibodies used in commercialized products offered by leading diagnostic and pharmaceutical companies.

Basis of Presentation and Interim Financial Statements
------------------------------------------------------

The accompanying unaudited consolidated interim financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. In the opinion of management, the accompanying consolidated financial statements include all adjustments (all of which are of a normal recurring nature) necessary for a fair presentation of the results of operations.

Certain amounts have been reclassified to conform to the current period's presentation.

Revenue Recognition
-------------------

Revenues from sales of immunoassay-based test kits and certain antibodies and immunochemical reagents are recognized upon the shipment of the product and transfer of title or when related services are provided. For the three months ended March 31, 2005 and 2004, revenues from these sales represented 79% and 78%, respectively, of total Company revenues. Revenue associated with such products or services are recognized when persuasive evidence of an order exists, shipment of product has occurred or services have been provided, the price is fixed and determinable and, collectibility is probable. Management is required to make judgments based on actual experience about whether or not collectibility is reasonably assured.

Revenues from sales of custom antibodies and immunochemical reagents are recognized under the percentage of completion method and are recorded based on the percentage of costs or time incurred through the reporting date versus the estimate for the entire project. The Company enters into contracts related to the production of such custom antibodies and reagents, which provide for the performance of defined tasks for a fixed price, with delivery of the product upon completion of production. The standard time to complete a project is typically longer than 30 days but less than 12 months, effort is expended over the life of the project, and the Company can reasonably estimate the hours and costs to be incurred throughout the contract term and such hours and costs are expensed as incurred. The Company's revenue under such contracts is not at risk if the outcome of the project is unsuccessful. For the three months ended March 31, 2005 and 2004, revenues from these sales represented 21% and 22%, respectively, of total Company revenues.

The Company's application of percentage of completion accounting is based on the fact that the outcome of projects can be estimated reliably. A project's outcome can be estimated reliably when total contract revenue can be estimated reliably, it is probable that economic benefit will flow to the Company and the stage of project completion can be measured reliably. The percentage of completion method relies on estimates of total expected project revenue and costs, as well as the dependable measurement of the progress made towards completing a particular project. Recognized revenues and profits are subject to revisions during the project in the event that the assumptions regarding the overall project outcome are revised. The cumulative impact of a revision in estimates or losses on projects in progress are recorded in the period such revisions or losses become likely and estimable.

Use of Estimates
----------------

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

Comprehensive Income
--------------------

Comprehensive income consists of the following for each period:

                                    Three Months Ended
                                         March 31,
                                     2005        2004
                                     -----       -----

Net income                           $ 418       $ 418

Currency translation adjustment        (20)         24
                                     -----       -----

Total comprehensive income           $ 398       $ 442
                                     =====       =====

     2. BASIC AND DILUTED INCOME PER SHARE:

Basic earnings per share (EPS) is computed by dividing net income available for common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS, except that the dilutive effect of converting or exercising all potentially dilutive securities is also included in the denominator. The Company's calculation of diluted EPS includes the dilutive effect of exercising stock options into common shares.

As of March 31, 2005, options to purchase 1,995,000 shares of the Company's common stock were outstanding, with options to purchase approximately 1,361,000 shares exercisable. Listed below are the basic and diluted share calculations.

                                          Three Months Ended
                                               March 31,
                                         2005             2004
                                       ----------      ----------


Average common shares outstanding      19,458,182      19,211,292

SHARES USED IN COMPUTING BASIC
NET INCOME PER SHARE                   19,458,182      19,211,292
                                       ==========      ==========

Stock options
                                          155,603         529,607

Warrants
                                            1,040           1,040
                                       ----------      ----------

SHARES USED IN COMPUTING DILUTED
NET INCOME PER SHARE                   19,614,825      19,741,939
                                       ==========      ==========

     3. STOCK-BASED COMPENSATION

The Company applies the intrinsic-value-based method to account for its fixed-plan stock options. Compensation expense is recorded on the date of grant only if the current market price of the underlying stock, at that date, exceeded the exercise price. The Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation". Under the Company's employee share option plans, the Company grants employee and outside director stock options at an exercise price equal to the fair market value at the date of grant. No compensation expense is recorded with respect to such stock option grants. Compensation expense with respect to stock awards granted is measured based upon the fair value of such awards and is charged to expense over the vesting period.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                   Three Months Ended
                                                        March 31,
                                                  2005             2004
                                                -------          -------

Net income, as reported                         $   418          $   418

Deduct:  Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects                                (163)            (238)
                                                -------          -------

Net income - as adjusted                        $   255          $   180
                                                =======          =======

Earnings per share:

Basic--as reported                              $  0.02          $  0.02
                                                =======          =======

Basic--as adjusted                              $  0.01          $  0.01
                                                =======          =======

Diluted--as reported                            $  0.02          $  0.02
                                                =======          =======

Diluted--as adjusted                            $  0.01          $  0.01
                                                =======          =======


     4. INVENTORIES:

The Company's inventories, which consist primarily of test kit components, bulk serum and antibody products, are valued at the lower of cost or market. Cost is determined using the first in, first out method. At March 31, 2005 and December 31, 2004, inventories consisted of the following:

                               March 31, 2005        December 31, 2004
                               --------------        -----------------

Raw materials                          $1,503                   $1,410
Work in progress                          457                      505
Finished goods                          1,190                    1,175
----------------------------------------------------------------------
                                       $3,150                   $3,090
======================================================================

     5. INTANGIBLE ASSETS:

At March 31, 2005 and December 31, 2004, intangible assets consisted of the following:

                               March 31, 2005        December 31, 2004
                               --------------        -----------------

Goodwill                              $ 5,168                  $ 5,168
Other                                   3,017                    3,000
Less - accumulated amortization        (1,229)                  (1,172)
----------------------------------------------------------------------
Net intangible assets                 $ 6,956                  $ 6,996
======================================================================

     6. DEBT:

On May 5, 2000, the Company entered into a financing agreement with a commercial bank. This agreement provides for a $4,000 term loan, all of which had been paid on or before December 31, 2002, and for up to a $5,000 revolving line of credit, none of which was outstanding and approximately $2,637 of which was available at March 31, 2005, based on eligible assets. The revolving line of credit bears a variable interest rate of between 1.75% and 2.75% over LIBOR depending upon the ratio of the Company's funded debt to EBITDA, and is subject to a borrowing base determined by the Company's eligible accounts receivable. The Company's annual effective rate of interest on this line of credit, taking into account the variable interest rate and LIBOR, was approximately 4.42% at March 31, 2005.

On December 13, 2001, the Company entered into an agreement with a commercial bank to finance the construction of new facilities at its Windham, Maine location. This agreement provides for up to $1,500 in financing, $931 of which was outstanding at March 31, 2005, and is repayable over seven years, with principal payments that began on October 1, 2002. The loan bears a variable interest rate of between 2% and 3% over LIBOR depending upon the ratio of the Company's funded debt to EBITDA, as defined. Payments are due monthly, with equal amortization of principal payments plus interest. The Company's annual effective rate of interest on this loan at March 31, 2005 was approximately 4.67%.

Under the terms of the above financing, the Company was required to meet certain quarterly financial covenants that included for the first three quarters of 2003 a minimum quick ratio of 2.25 and a minimum tangible net worth ratio of $22,500, which the Company met. Beginning with the fourth quarter of 2003, the original provisions of the loan agreement regarding financial covenants were operative, namely a ratio of EBITDA to current maturities of debt plus interest and cash paid for taxes greater than 1.50 and a ratio of funded debt to EBITDA not to exceed 3.25. The Company was not in compliance with these fourth quarter 2003 covenants at December 31, 2003. In February 2004, the Company amended the terms of the EBITDA covenants with the lender to exclude the impact of up to $3,315 of charges the Company incurred in the fourth quarter 2003, and therefore, the Company met the covenant requirements for the fourth quarter 2003. Under the amended covenant, the Company met all of its financial covenants with respect to this indebtedness at March 31, 2005 and expects that it will be able to meet all of its financial covenants with respect to this indebtedness for 2005.

At of March 31, 2005 and December 31, 2004, the outstanding balance on all of the Company's commercial bank debt was $931 and $984, respectively. This indebtedness is secured by substantially all of the Company's assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements reflecting the current expectations of Strategic Diagnostics Inc. and its subsidiaries (the "Company" or "SDI"). These statements include, among others, statements regarding: the Company's intentions with respect to future spending on research and development; the development, market acceptance and sales of tests for food-borne pathogens and related growth media; the size and nature of demand in the markets for the Company's products and related effects on operating results; the need for water quality and toxicity tests; approval and validation by third parties of the Company's food pathogen tests; the performance of the Company's testing products; sales of the Company's antibodies; timing of new product introductions and other information that may be predictive of future operating results; the Company's ability to reduce operating expenses; and the Company's ability to improve operating results thus enabling it to meet future loan covenants. In addition, when used in this Form 10-Q, the words "anticipate," "enable," "estimate," "intend," "expect," "believe," "potential," "may," "will," "should," "project" and similar expressions as they relate to the Company are intended to identify said forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, which may cause actual results to differ from those anticipated at this time. Such risks and uncertainties include, without limitation, changes in demand for products, delays in product development, delays in market acceptance of new products, retention of customers, attraction and retention of management and key employees, adequate supply of raw materials, inability to obtain or delays in obtaining third party approvals, or required government approvals, the ability to meet increased market demand, competition, protection of intellectual property, non-infringement of intellectual property, seasonality, the ability to obtain financing and other factors more fully described in the Company's public filings with the U.S. Securities and Exchange Commission.

BACKGROUND

The Company develops, manufactures and markets biotechnology-based detection solutions for a broad range of food, water, agricultural, industrial, environmental and scientific applications.

The Company believes its core competency is in the development and manufacture of custom antibodies embedded in commercialized products offered by the Company itself and leading diagnostic and pharmaceutical companies and research institutions.

By leveraging its expertise in immunology, proteomics, bio-luminescence and other bio-reactive technologies with innovative application and production capabilities, the Company is able to provide biotechnology-based detection solutions to a diverse customer base serving multiple vertical markets.

The immunoassay technology used by the Company relies on the specific binding characteristics of antibodies. An immunoassay is an analytical test that uses antibodies to detect the presence of a target compound in a complex sample matrix with high degrees of precision. The Company has applied immunoassay technology to a variety of industrial and agricultural applications.

The Company's food safety product group includes tests to detect targeted traits in genetically engineered plants, tests to detect Genetically Modified (GM) traits in food ingredients and food fractions, tests to detect naturally occurring fungi in grains (mycotoxins) and tests for food pathogens.

The Company's water quality product group includes analytical tests for drinking water, industrial process water and wastewater analysis, and analytical tests for soil and other waste matrices for use at environmental remediation projects, hazardous waste operations and other applications.

The Company's antibody product group provides a wide array of custom antibodies and antibody services, including hybridoma development, calibrators, antigens and reagents and the production of monoclonal and polyclonal antibodies, which are embedded in commercialized diagnostic and therapeutic products and are used in clinical research.

The Company sells products in the food safety, water quality and antibody market categories through its U.S. direct sales force, a network of over 50 distributors in Canada, Mexico, and Latin America, Europe and Asia and its corporate partners.

These products are sold to a wide range of customers including water utilities, food processors, pharmaceutical, biotechnology and diagnostic companies, and major biomedical research centers. The Company also supplies custom antibody products and services to the in-vitro diagnostic, academic and medical research industries.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 versus March 31, 2004
-------------------------------------------------------

Revenues for the first quarter of 2005 increased 3.2% to $6.56 million, compared to $6.35 million for the first quarter of 2004. Included in revenues in the first quarter of 2004 was $156,000 of revenue associated with the Company's sale of certain "catalog" antibody inventories that were written-off in the fourth quarter of 2003. Revenues for the first quarter of 2005 continued to be impacted by anticipated reductions in StarLink(TM) test kit sales, which decreased to $172,000 in the first quarter of 2005, compared to $236,000 in the first quarter of 2004. Sales of the Company's test kits used in Monsanto's Value Capture Program, which totaled $425,000 in the first quarter of 2004, decreased to $294,000 in the first quarter of 2005 due to order pattern and court decisions in Brazil that resulted in the temporary ban of the Value Capture Program as well as decisions to allow the planting of GM soy in certain Brazilian states.

In the first quarter of 2005, the Company began to make payments associated with royalties on sales of test kits that used certain technologies in their manufacture. These payments, totaling $69,000, will be a component of the cost of such products sold going forward.

Consequently, for the quarter ended March 31, 2005, gross profit (defined as total revenues less manufacturing costs) decreased 2.0% to $3.65 million, compared to $3.73 million in the prior year quarter and gross margins decreased from 58.7% in the first quarter of 2004 to 55.7% in the first quarter of 2005.

Operating expenses for the first quarter of 2005 increased 4.3% to $5.99 million, compared to $5.74 million for the first quarter of 2004. The increase was primarily due to the Company's investment in the commercialization of new technologies for the research and high throughput production of antibodies, totaling $132,000, the royalty obligation noted above and a bad debt reserve for a financially troubled customer, totaling $45,000, all incurred during the quarter ended March 31, 2005.

Research and development spending was $642,000, or 9.8% of net revenues, in the first quarter of 2005, compared to $587,000, or 9.2% of net revenues, in the first quarter of 2004.

Selling, general and administrative expenses were $2.44 million in the first quarter of 2005, compared to $2.53 million in the same quarter in the prior year. Included in selling, general and administrative expenses in the first quarter of 2004 was $100,000 associated with the termination of a distribution reseller agreement for an instrument that electronically interprets strip test lines, which the Company determined was not going to be marketable.

The Company recorded interest income of $27,000 in the first quarter of 2005 compared to $4,000 in the prior year first quarter. The increase was primarily due to higher levels of invested cash and increased interest rates received on invested cash during the 2005 period.

 Pre-tax income totaled $597,000 for the three months ended March 31, 2005 compared to pre-tax income of $617,000 for the same period in 2004. Net income in the first quarter of 2005 and 2004 was $418,000 or $0.02 per diluted share.

The Company's effective tax rate of 30% for the first quarter of 2005 is below the federal and state statutory rates primarily due to research and development credits and foreign net operating losses not previously benefited.

FOOD SAFETY PRODUCTS
--------------------
Food safety revenues were $2.50 million in the first quarter of 2005, compared to $2.23 million in the first quarter of 2004, an increase of 12.1%. Food pathogen test sales in the first quarter of 2005 were up over 108% compared to the same quarter of 2004. These increases are a continuation of the positive trend that saw such sales increase 125.0%, 91.0% and 46.0% for the fourth, third and second quarters of 2004, respectively, compared to the corresponding 2003 periods.

WATER AND ENVIRONMENTAL PRODUCTS
--------------------------------
Revenue decreased 16.4% to $1.22 million for the first quarter of 2005, compared to $1.46 million for the same quarter in the prior year. The decline relates primarily to a continued decrease in the number of remediation projects and correlated use of on-site testing in the United States. Pricing pressure from direct competitors and lab-based testing services also contributed to the decline.

Water quality monitoring continues to be an emerging but unproven opportunity for the Company and it is an area of focus for the management team. The Company has active development programs with a variety of well-known, brand-name food manufacturers and continues to gain momentum in this area. The quality of the water which comprises a key ingredient in food preparation is of paramount importance, and we believe this fact is just beginning to be recognized by the industry.

ANTIBODY PRODUCTS
-----------------
Antibody revenues increased 7% to $2.84 million for the first quarter of 2005 compared to $2.66 million for the same quarter in the prior year. The increase in the first quarter of 2005 over the same quarter in the prior year, in addition to a 10% increase in the fourth quarter of 2004, compared to the fourth quarter of 2003, is an extension of a continuing improvement in business, which saw a steep decline in revenues in the first half of 2004. The 2004 decline was associated with several large, one-time customer projects in that year, and the discontinuation of low margin business. Included in antibody revenues in the first quarter of 2004 was $156,000 associated with inventories that were written-off during 2003. Custom and made-to-order antibody services and products are a core competency of the Company and management is encouraged by the continued improvement in this key business area. In 2005, the Company began investing in a new research and production facility to commercialize important new technologies for high throughput production of antibodies and has hired two expert scientists to drive this effort. This technology is specifically targeted at the rapidly developing proteomics market and the enablement of customer research, development and commercialization in the diagnostics, pharmaceutical and research markets.

LIQUIDITY AND CAPITAL RESOURCES

The net cash used in operating activities of $233,000 for the first quarter of 2005 was primarily the result of increases in current assets, and decreases in accounts payable levels. The increase in current assets was primarily the result of the purchase of insurance for the 2005 business year, while the decrease in accounts payable is primarily attributable to the purchasing pattern used by the Company in the current three month cycle.

Net cash used in investing activities of $251,000 for the first quarter of 2005 was driven by the capital expenditures for the period of $234,000 and $17,000 for the purchase of technology licenses. This compares to net cash used in investing activities of $71,000 for the same period in 2004, which was driven by the capital expenditures for the period. The capital expenditures for 2005 and 2004 are primarily related to purchases of laboratory and manufacturing equipment.

Net cash provided by financing activities of $355,000 for the first quarter of 2005 was primarily driven by proceeds from the exercise of stock options, which was partially offset by net repayments of outstanding debt. The $414,000 provided by financing activities for the same quarter in 2004 was primarily the result of acquiring a $551,000 loan to finance the Company's 2004 business insurance program.

The Company's working capital, current assets less current liabilities, increased $797,000 to $14.64 million at March 31, 2005 from $13.85 million at December 31, 2004, primarily due to the increase in current assets and reduction in accounts payable as described above. Outstanding debt decreased $53,000 from $984,000 at December 31, 2004 to $931,000 on March 31, 2005, due to scheduled repayments.

On May 5, 2000, the Company entered into a financing agreement with a commercial bank. This agreement provides for a $4.00 million term loan, all of which had been paid on or before December 31, 2002, and for up to a $5.00 million revolving line of credit, none of which was outstanding and approximately $2.64 million of which was available at March 31, 2005, based on eligible assets.

The revolving line of credit bears a variable interest rate of between 1.75% and 2.75% over LIBOR depending upon the ratio of the Company's funded debt to EBITDA, and is subject to a borrowing base determined by the Company's eligible accounts receivable. The Company's annual effective rate of interest on this line of credit, taking into account the variable interest rate and LIBOR, was approximately 4.42% at March 31, 2005.

On December 13, 2001, the Company entered into an agreement with a commercial bank to finance the construction of new facilities at its Windham, Maine location. This agreement provides for up to $1.5 million in financing, $931,000 of which was outstanding at March 31, 2005, and is repayable over seven years, with principal payments that began on October 1, 2002. The loan bears a variable interest rate of between 2% and 3% over LIBOR depending upon the ratio of the Company's funded debt to EBITDA. Payments are due monthly, with equal amortization of principal payments plus interest. The Company's annual effective rate of interest on this loan at March 31, 2005, was approximately 4.67%.

Under the terms of the above financing, the Company is required to meet certain quarterly financial covenants that include a ratio of EBITDA to current maturities of debt plus interest and cash paid for taxes greater than 1.50 and a ratio of funded debt to EBITDA not to exceed 3.25. The Company met all of its financial covenants with respect to this indebtedness at March 31, 2005 and expects that it will be able to meet all of its financial covenants with respect to this indebtedness for 2005.

For the quarter ended March 31, 2005, the Company satisfied all of its cash requirements from cash provided by operating activities, cash available and on-hand and from the financing agreements described above. At March 31, 2005, the Company had $720,000 in long-term debt and stockholders' equity of $32.69 million. Although the Company has no material commitments for capital expenditures at March 31, 2005, it does anticipate that it may spend approximately $1 million in 2005 to upgrade or expand certain manufacturing, research & development and office equipment and systems that will drive productivity or generate cost savings, and also to introduce automation into certain manufacturing processes that are currently labor intensive.

Based upon its cash on hand, credit facilities, current product sales and the anticipated sales of new products, the Company believes it has, or has access to, sufficient resources to meet its operating requirements at least through April 2006. The Company's ability to meet its long-term capital needs will depend on a number of factors, including compliance with existing and new loan covenants, the success of its current and future products, the focus and direction of its research and development programs, competitive and technological advances, future relationships with corporate partners, government regulation, the Company's marketing and distribution strategy, its successful sale of additional common stock and/or the Company successfully locating and obtaining other financing, and the success of the Company's plan to make future acquisitions. Accordingly, no assurance can be given that the Company will be able to meet the future liquidity requirements that may arise from these inherent and similar uncertainties.

Non-GAAP Financial Measures
---------------------------

The Company presents an EBITDA measure as the Company believes this provides investors and the Company's management with additional information to measure the Company's liquidity. EBITDA measures are not a measure of performance under GAAP, and therefore should not be considered in isolation or as a substitute for net income or cash flows from operations. Additionally, the Company's EBITDA calculations may differ from the EBITDA calculations for other companies.

The calculation of the Company's EBITDA measure (as discussed above), and the reconciliation of the Company's EBITDA measure to net cash provided by operating activities for the three months ended March 31, 2005 and 2004, respectively, is as follows (amounts in thousands):

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                           2005         2004
--------------------------------------------------------------------------------
Net cash (used in) provided by operating activities       $(233)       $ 425
Changes in assets and liabilities:
   Receivables                                              107          400
   Inventories                                               60          (32)
   Other current assets                                     668          237
   Other assets                                               3           --
   Accounts payable                                         416          156
   Accrued expenses                                        (126)        (342)
Stock compensation expense                                  (35)          (8)
Interest income, net                                        (27)          (4)
--------------------------------------------------------------------------------
EBITDA                                                    $ 833        $ 832
================================================================================

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has exposure to changing interest rates, and is currently not engaged in hedging activities. Interest on approximately $1.00 million of outstanding indebtedness is at a variable rate of between 2% to 3% over the published London Interbank Offered Rate (LIBOR), based upon the Company's ratio of funded debt to EBITDA, and was 3% over LIBOR on average for the year. At the Company's current level of indebtedness, each 1% change in the variable interest rate will have an effect of $9,000 on the Company's annual interest expense charges.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

         Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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



                            STRATEGIC DIAGNOSTICS INC.

Date: May 16, 2005          /s/ Matthew H. Knight
      ------------          ----------------------------------------------------
                            Matthew H. Knight
                            President, Chief Executive Officer
                            (Principal Executive Officer)

Date: May 16, 2005          /s/ Anthony J. Simonetta
      ------------          ----------------------------------------------------
                            Anthony J. Simonetta
                            Vice President - Finance and Chief Financial Officer
                            (Principal Financial and Accounting Officer)