Form 10-Q
period 2005-06-30
STRATEGIC DIAGNOSTICS INC/DE/
filed 2005-08-15
CIK 911649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

___________________

FORM 10-Q

(Mark One)

       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From__________to

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

                Yes      No

      As of June 30, 2005, there were 19,779,898 outstanding shares of the Registrant’s common stock, par value $.01 per share.

Back to Contents

STRATEGIC DIAGNOSTICS INC.

Back to Contents

PART I.

Item 1. Financial Statements

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,

	2005	2004

ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$8,575	$8,096
Receivables, net	4,335	3,858
Inventories	3,266	3,090
Deferred tax asset	878	1,071
Other current assets	861	336

Total current assets	17,915	16,451

Property and equipment, net	3,731	3,605
Other assets	6	2
Deferred tax asset	8,090	8,288
Intangible assets, net	6,904	6,996

Total assets	$36,646	$35,342

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$518	$868
Accrued expenses	1,869	1,525
Current portion of long term debt	211	211

Total current liabilities	2,598	2,604

Long-term debt	667	773

Stockholders' Equity:
Preferred stock, $.01 par value, 20,920,648 shares authorized,
no shares issued or outstanding	—	—
Common stock, $.01 par value, 35,000,000 shares authorized,
19,779,898 and 19,379,602 issued and outstanding
at June 30, 2005 and December 31, 2004, respectively	198	194
Additional paid-in capital	37,619	36,596
Accumulated deficit	(4,152)	(4,759)
Deferred compensation	(343)	(206)
Cumulative translation adjustments	59	140

Total stockholders' equity	33,381	31,965

Total liabilities and stockholders' equity	$36,646	$35,342

The accompanying notes are an integral part of these statements

Back to Contents

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

NET REVENUES:
Product related	$6,218	$5,420	$12,773	$11,770

Total net revenues	6,218	5,420	12,773	11,770

OPERATING EXPENSES:
Manufacturing	2,931	2,579	5,832	5,201
Research and development	737	506	1,379	1,093
Selling, general and administrative	2,324	2,144	4,766	4,672

Total operating expenses	5,992	5,229	11,977	10,966

Operating income	226	191	796	804

Interest income (expense), net	44	10	71	14

Income before taxes	270	201	867	818

Income tax expense	81	53	260	252

Net income	189	148	607	566

Basic net income per share	$0.01	$0.01	$0.03	$0.03

Shares used in computing basic
net income per share	19,728,000	19,236,000	19,594,000	19,236,000

Diluted net income per share	$0.01	$0.01	$0.03	$0.03

Shares used in computing diluted
net income per share	19,811,000	19,674,000	19,692,000	19,719,000

The accompanying notes are an integral part of these statements

Back to Contents

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months
	Ended June 30,

	2005	2004

Cash Flows from Operating Activities:
Net income	$607	$566
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	511	442
Stock compensation expense	87	34
Deferred income tax provision	260	252
(Increase) decrease in:
Receivables	(477)	(42)
Inventories	(176)	149
Other current assets	(525)	(172)
Other assets	(4)	—
Increase (decrease) in:
Accounts payable	(350)	(106)
Accrued expenses	344	(47)

Net cash provided by operating activities	277	1,076

Cash Flows from Investing Activities:
Purchase of property and equipment	(544)	(87)

Net cash used in investing activities	(544)	(87)

Cash Flows from Financing Activities:
Proceeds from exercise of incentive stock options	925	21
Proceeds from employee stock purchase plan	8	7
Proceeds from issuance of long and short term debt	—	551
Repayments on financing obligations	(106)	(381)

Net cash provided by financing activities	827	198

Effect of exchange rate changes on cash	(81)	14

Net increase in cash and cash equivalents	479	1,201

Cash and cash equivalents, beginning of period	8,096	5,158

Cash and cash equivalents, end of period	$8,575	$6,359

Supplemental Cash Flow Disclosure:

Cash paid for taxes	15	5

Cash paid for interest	23	25

The accompanying notes are an integral part of these statements

Back to Contents

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(in thousands, except share and per share data)
 (unaudited)

1.      DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES :

Business

Strategic Diagnostics Inc. and its subsidiaries (the “Company”) develops and markets biotechnology-based detection solutions for a broad range of food, water, agricultural, industrial, environmental and scientific applications. By leveraging its expertise in immunology, proteomics, bio-luminescence, and other bio-reactive technologies with innovative application and production capabilities, the Company is able to provide sophisticated diagnostic testing and immunoreagent systems to a diverse customer base serving multiple vertical markets. The Company also serves the research, human diagnostic and pharmaceutical sectors with a wide range of services, including the production of monoclonal and polyclonal antibodies used in commercialized products offered by leading diagnostic and pharmaceutical companies.

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

Certain amounts have been reclassified to conform to the current period’s presentation.

Revenue Recognition

Revenues from sales of immunoassay-based test kits and certain antibodies and immunochemical reagents are recognized upon the shipment of the product and transfer of title or when related services are provided. For the six months ended June 30, 2005 and 2004, revenues from these sales represented 78% and 79%, respectively, of total Company revenues. Revenue associated with such products or services are recognized when persuasive evidence of an order exists, shipment of product has occurred or services have been provided, the price is fixed and determinable and, collectibility is probable. Management is required to make judgments based on actual experience about whether or not collectibility is reasonably assured.

Back to Contents

Revenues from sales of custom antibodies and immunochemical reagents are recognized under the percentage of completion method and are recorded based on the percentage of costs or time incurred through the reporting date versus the estimate for the entire project. The Company enters into contracts related to the production of such custom antibodies and reagents, which provide for the performance of defined tasks for a fixed price, with delivery of the product upon completion of production. The standard time to complete a project is typically longer than 30 days but less than 12 months, effort is expended over the life of the project, and the Company can reasonably estimate the hours and costs to be incurred throughout the contract term and such hours and costs are expensed as incurred. The Company’s revenue under such contracts is not at risk if the outcome of the project is unsuccessful. For the six months ended June 30, 2005 and 2004, revenues from these sales represented 22% and 21%, respectively, of total Company revenues.

The Company’s application of percentage of completion accounting is based on the fact that the outcome of projects can be estimated reliably. A project’s outcome can be estimated reliably because total contract revenue is generally fixed, it is probable that economic benefit will flow to the Company and the stage of project completion can be measured with a high degree of certainty. Recognized revenues and profits are subject to revisions during the project in the event that the assumptions regarding the overall project outcome are revised. The cumulative impact of a revision in estimates or losses on projects in progress are recorded in the period such revisions or losses become likely and estimable.

Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. These estimates include those made in connection with assessing the valuation of accounts receivable, inventories, deferred tax assets and percentage of completion on projects for revenue recognition. Actual results could differ from these estimates.

Comprehensive Income

Comprehensive income consists of the following for each period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income	$189	$148	$607	$566

Currency translation adjustment	(61)	(10)	(81)	14

Total comprehensive income	$128	$138	$526	$580

Back to Contents

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

As of June 30, 2005, options to purchase 1,821,000 shares of the Company’s common stock were outstanding, with options to purchase approximately 1,205,000 shares exercisable. Listed below are the basic and diluted share calculations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Average common shares outstanding	19,727,816	19,236,317	19,594,497	19,235,938

Shares used in computing basic
net income per share	19,727,816	19,236,317	19,594,497	19,235,938

Stock options	82,368	436,613	96,099	482,111

Warrants	1,040	1,040	1,040	1,040

Shares used in computing diluted
net income per share	19,811,224	19,673,970	19,691,636	19,719,089

Back to Contents

     3.     STOCK-BASED COMPENSATION

The Company applies the intrinsic-value-based method to account for its fixed-plan stock options. Compensation expense is recorded on the date of grant only if the current market price of the underlying stock, at that date, exceeded the exercise price. The Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under the Company’s employee share option plans, the Company grants employee and outside director stock options at an exercise price equal to the fair market value at the date of grant. No compensation expense is recorded with respect to such stock option grants. Compensation expense with respect to stock awards granted is measured based upon the fair value of such awards and is charged to expense over the vesting period.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income, as reported	$189	$148	$607	$566

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(172)	(250)	(335)	(488)

Pro forma net income (loss)	$17	$(102)	$272	$78

Earnings per share:

Basic–as reported	$0.01	$0.01	$0.03	$0.03

Basic–pro forma	$0.00	$(0.01)	$0.01	$0.00

Diluted–as reported	$0.01	$0.01	$0.03	$0.03

Diluted–pro forma	$0.00	$(0.01)	$0.01	$0.00

Back to Contents

     4.      INVENTORIES:

The Company's inventories, which consist primarily of test kit components, bulk serum and antibody products, are valued at the lower of cost or market. Cost is determined using the first in, first out method. At June 30, 2005 and December 31, 2004, inventories consisted of the following:

	June 30, 2005	December 31, 2004

Raw materials	$ 1,419	$ 1,410
Work in progress	478	505
Finished goods	1,369	1,175

	$ 3,266	$ 3,090

     5.      INTANGIBLE ASSETS:

At June 30, 2005 and December 31, 2004, intangible assets consisted of the following:

	June 30, 2005	December 31, 2004

Goodwill	$ 5,168	$ 5,168
Other	3,017	3,000
Less-accumulated amortization	(1,281)	(1,172)

Net intangible assets	$ 6,904	$ 6,996

     6.      DEBT:

On May 5, 2000, the Company entered into a financing agreement with a commercial bank. This agreement provides for a $4,000 term loan, all of which had been paid on or before December 31, 2002, and for up to a $5,000 revolving line of credit, none of which was outstanding and approximately $2,685 of which was available at June 30, 2005, based on eligible assets. The revolving line of credit bears a variable interest rate of between 1.75% and 2.75% over LIBOR depending upon the ratio of the Company’s funded debt to EBITDA, and is subject to a borrowing base determined by the Company’s eligible accounts receivable. The Company’s annual effective rate of interest on this line of credit, taking into account the variable interest rate and LIBOR, was approximately 5.07% at June 30, 2005.

On December 13, 2001, the Company entered into an agreement with a commercial bank to finance the construction of new facilities at its Windham, Maine location. This agreement provides for up to $1,500 in financing, $878 of which was outstanding at June 30, 2005, and is repayable over seven years, with principal payments that began on October 1, 2002. The loan bears a variable interest rate of between 2% and 3% over LIBOR depending upon the ratio of the Company’s funded debt to EBITDA, as defined. Payments are due monthly, with equal amortization of principal payments plus interest. The Company’s annual effective rate of interest on this loan at June 30, 2005 was approximately 5.32%.

Back to Contents

Under the terms of the above financing, the Company is required to meet certain quarterly financial covenants that included for the first three quarters of 2003 a minimum quick ratio of 2.25 and a minimum tangible net worth ratio of $22,500, which the Company met. Beginning with the fourth quarter of 2003, the original provisions of the loan agreement regarding financial covenants were operative, namely a ratio of EBITDA to current maturities of debt plus interest and cash paid for taxes greater than 1.50 and a ratio of funded debt to EBITDA not to exceed 3.25. The Company was not in compliance with these fourth quarter 2003 covenants at December 31, 2003. In February 2004, the Company amended the terms of the EBITDA covenants with the lender to exclude the impact of up to $3,315 of charges the Company incurred in the fourth quarter 2003, and therefore, the Company met the covenant requirements for the fourth quarter 2003. Under the amended covenant, the Company met all of its financial covenants with respect to this indebtedness at June 30, 2005 and expects that it will be able to meet all of its financial covenants with respect to this indebtedness for the remainder of 2005.

As of June 30, 2005, the outstanding balance on all of the Company’s commercial bank debt was $878. This indebtedness is secured by substantially all of the Company’s assets.

Back to Contents

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements reflecting the current expectations of Strategic Diagnostics Inc. and its subsidiaries (“we”, the “Company” or “SDI”). These statements include, among others, statements regarding: the Company’s intentions with respect to future spending on research and development; the development, market acceptance and sales of tests for food-borne pathogens and related growth media; the size and nature of demand in the markets for the Company’s products and related effects on operating results; the need for water quality and toxicity tests; approval and validation by third parties of the Company’s food pathogen tests; the performance of the Company’s testing products; sales of the Company’s antibodies; timing of new product introductions and other information that may be predictive of future operating results; the Company’s ability to reduce operating expenses; and the Company’s ability to improve operating results thus enabling it to meet future loan covenants. In addition, when used in this Form 10-Q, the words “anticipate,” “enable,” “estimate,” “intend,” “expect,” “believe,” “potential,” “may,” “will,” “should,” “project” and similar expressions as they relate to the Company are intended to identify said forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, which may cause actual results to differ from those anticipated at this time. Such risks and uncertainties include, without limitation, changes in demand for products, delays in product development, delays in market acceptance of new products, retention of customers, attraction and retention of management and key employees, adequate supply of raw materials, inability to obtain or delays in obtaining third party approvals, or required government approvals, the ability to meet increased market demand, competition, protection of intellectual property, non-infringement of intellectual property, seasonality, the ability to obtain financing and other factors more fully described in the Company’s public filings with the U.S. Securities and Exchange Commission.

Background

We provide bio-services and industrial bio-detection services. Bio-services include providing custom antibody production services and antibody reagents to the diagnostic, pharmaceutical, bio-medical and academic research and development markets. Industrial bio-detection services include providing test kits for assessing the health, safety and quality of food, water and the environment.

Our primary core competency is the development and manufacture of antibodies. Such antibodies are incorporated into test kits manufactured by us for the detection of a wide variety of substances related to food safety and water quality and for use by medical diagnostic and pharmaceutical companies and research institutions.

Our food safety product group includes tests to detect specific traits in genetically engineered plants, tests to detect Genetically Modified (GM) traits in food ingredients and food fractions, tests to detect naturally occurring fungi in grains (mycotoxins) and tests for food pathogens.

Back to Contents

Our water quality product group includes tests to detect toxicity in drinking water, industrial process water and wastewater, and tests to detect specific traits in soil and other waste matter for use at environmental remediation projects, hazardous waste operations and other applications.

Our antibody product group provides a wide array of antibodies and antibody services, including hybridoma development, calibrators, antigens and reagents and the production of monoclonal and polyclonal antibodies. Such antibodies are incorporated into test kits we manufacture as described above and diagnostic and therapeutic products, and used in clinical research.

We sell products and services in the food safety, water quality and antibody market categories through our U.S. direct sales force, a network of over 50 distributors in Canada, Mexico, Latin America, Europe and Asia and our corporate partners. These products and services are sold to a wide range of customers including water utilities, food processors, pharmaceutical, biotechnology and diagnostic companies and major biomedical research centers.

Results of Operations

Three Months Ended June 30, 2005 versus June 30, 2004

Revenues for the second quarter of 2005 increased 14.7% to $6.22 million, compared to $5.42 million for the second quarter of 2004. Included in revenues in the second quarter of 2004 was $56,000 of sales associated with certain “catalog” antibody inventories that were written off in the fourth quarter of 2003 and therefore recorded with no associated cost of goods sold. Revenue growth in 2005 continued to be offset by previously anticipated reductions in StarLinkTM test kit sales, which decreased by $43,000 to $233,000 in the second quarter of 2005, compared to the same quarter in 2004.

For the second quarter of 2005, gross profit (defined as total revenues less manufacturing costs) increased 15.7% to $3.29 million, compared to $2.84 million in the second quarter of 2004, and gross margins increased from 52.4% in the second quarter of 2004 to 52.9% in the second quarter of 2005.

Operating expenses for the second quarter of 2005 increased 14.6% to $5.99 million, compared to $5.23 million for the second quarter of 2004, partially due to research expenses incurred of $165,000 related to our investment in the commercialization of new technologies and high throughput production of antibodies.

Research and development spending was $737,000, or 11.9% of net revenues, in the second quarter of 2005, compared to $506,000, or 9.3% of net revenues, in the second quarter of 2004. This increase reflects our continued commitment to customer-centric product development.

Selling, general and administrative expenses were $2.32 million in the 2005 quarter, compared to $2.14 million for the same quarter in 2004. Selling, general and administrative expenses for the second quarter of 2004 reflect a benefit related to the recovery of a $100,000 receivable we had written off in 2001. No comparable benefit was recorded for the second quarter of 2005.

Back to Contents

We recorded interest income, net of interest expense, of $44,000 in the second quarter of 2005 compared to interest income of $10,000 in the prior year second quarter primarily due to higher levels of invested cash during the 2005 period.

Pre-tax income totaled $270,000 for the second quarter of 2005, compared to pre-tax income of $201,000 for the same period in 2004.

Our effective tax rate of 30% for the second quarter of 2005 is below the federal and state statutory rates primarily due to research and development credits and the utilization of foreign net operating losses not previously benefited.

Net income in the second quarter of 2005 was $189,000, compared to $148,000 for the same period in 2004, or $0.01 per diluted share for each quarter. Diluted shares utilized in these computations were 19,811,000 and 19,674,000 for the second quarter of 2005 and 2004, respectively.

Six Months Ended June 30, 2005 vs. June 30, 2004

For the six months ended June 30, 2005, revenues increased 8.5% to $12.77 million, compared to $11.77 million for the same period in 2004. Included in revenues in the six month period ended June 30, 2004 was $212,000 of sales associated with certain “catalog” antibody inventories that were written-off in the fourth quarter of 2003 with no associated cost of goods sold. StarLink™ test kit sales, as described above, decreased to $405,000 for the six month period ended June 30, 2005, compared to $512,000 for the same period in 2004. Sales of our test kits used in other agriculture applications were also down, primarily due to order pattern. We see the agriculture market becoming very competitive among providers of test methods. This market has not expanded as new product introduction has slowed, and existing applications have seen a decrease in testing demand.

Gross profit for the six months ended June 30, 2004 increased $372,000 compared to the first six months of 2004, from $6.57 million to $6.94 million, while gross margins decreased from 55.8% in 2004 to 54.3% in 2005.

For the six months ended June 30, 2005, operating expenses increased 9.2% to $11.98 million, compared to $10.97 million in the same period in 2004, due primarily to research expenses incurred of $297,000 related to our investment in the commercialization of new technologies and high throughput production of antibodies.

For the six months ended June 30, 2005, research and development spending was $1.38 million, or 10.8%, of net revenues, compared to $1.09 million, or 9.3%, for the same period in 2004.

Selling, general and administrative expenses were $4.77 million for the six months ended June 30, 2005, compared to $4.67 million for the same period in 2004. Selling, general and administrative expenses for the six month period ended June 30, 2004 included a charge of $100,000 associated with the termination of a distribution reseller agreement for an instrument we determined was not going to be marketable. No comparable charge was recorded for the six months ended June 30, 2005.

Back to Contents

We recorded interest income, net of interest expense, of $71,000 for the six months ended June 30, 2005 compared to $14,000 for the six months ended June 30, 2004, due to higher levels of invested cash during the 2005 period.

Pre-tax income totaled $867,000 for the six months ended June 30, 2005, compared to $818,000 for the same period in 2004.

Our effective tax rate of 30% for the six months ended June 30, 2005 is below the federal and state statutory rates primarily due to research and development credits and the utilization of foreign net operating losses not previously benefited.

Net income in the six months ended June 30, 2005 was $607,000, compared to $566,000 for the same period in 2004, or $0.03 per diluted share for each six month period. Diluted shares totaling 19,692,000 and 19,719,000 were used in the computation for the first six months of 2005 and 2004, respectively.

Product Groups

Food Safety Products- Food safety revenues were $1.85 million in the second quarter of 2005, compared to $1.41 million in the second quarter of 2004, an increase of 31.1%. For the six months ended June 30, 2005, food safety revenues were $4.35 million, compared to $3.65 million for the same period in 2004, an increase of 19.4%. Food pathogen test sales in the second quarter of 2005 and the six months ended June 30, 2005 were up 139.0% and 125.0%, respectively, compared to the same periods of 2004. Contributing to the increase in food pathogen test sales in the second quarter of 2005 is the impact of the previously announced exclusive agreement with an international distributor.

Water and Environmental Products– Water and environmental revenues increased 2.8% to $1.63 million for the second quarter of 2005, compared to $1.59 million for the same quarter in 2004, but decreased 6.4% to $2.85 million for the six month period ended June 30, 2005, compared to $3.05 million for the same period in 2004. Although this product group has historically had high attrition, our efforts, including the development of new channels to market, adding new products and adding sales professionals, are beginning to have a positive impact on revenues. This is the first quarter in several years where this product line has seen an increase over prior quarters. The previously announced US Biosystems (now Genapure) initiative was commercially launched to the Florida market in July 2005 and resulted in immediate sales.

Antibody Products- antibody revenues increased 13.0% to $2.73 million for the second quarter of 2005 compared to $2.42 million for the same quarter in 2004, and increased 9.6% to $5.57 million in the six months ended June 30, 2005, compared to $5.08 million for the same period in the prior year. The increase in the second quarter of 2005 over the same period in 2004 continues the improvement in the business, which saw a steep decline in revenues in the first half of 2004 associated with the completion of several large, one-time customer projects in 2003, and the discontinuation of low margin business early in 2004.

Back to Contents

Liquidity and Capital Resources

The net cash provided by operating activities of $277,000 for the six months ended June 30, 2005 was primarily the result of cash from operating activities being reduced by increases in current assets. The increase in current assets was primarily the result of the purchase of insurance for the 2005 business year.

Net cash used in investing activities of $544,000 for the six months ended June 30, 2005 was driven by capital expenditures primarily for laboratory and manufacturing equipment related to our investment in the commercialization of new technologies and high throughput production of antibodies. This compares to net cash used in investing activities of $87,000 for the same period in 2004, which was driven by capital expenditures for the period primarily related to purchases of office and manufacturing equipment.

Net cash provided by financing activities of $827,000 for the six months ended June 30, 2005 was primarily driven by proceeds from the exercise of stock options, which was partially offset by net repayments of outstanding debt. The $198,000 provided by financing activities for the same period in 2004 was primarily the result of acquiring a $551,000 loan to finance our 2004 business insurance program, net of debt repayments.

Our working capital, current assets less current liabilities, increased $1.47 million to $15.32 million at June 30, 2005 from $13.85 million at December 31, 2004, primarily due to the increase in current assets described above. Outstanding debt decreased $106,000 from $984,000 at December 31, 2004 to $878,000 on June 30, 2005, due to scheduled repayments.

On May 5, 2000, we entered into a financing agreement with a commercial bank. This agreement provides for a $4.00 million term loan, all of which had been paid on or before December 31, 2002, and for up to a $5.00 million revolving line of credit, none of which was outstanding and approximately $2.69 million of which was available at June 30, 2005, based on eligible assets.

The revolving line of credit bears a variable interest rate of between 1.75% and 2.75% over LIBOR depending upon the ratio of our funded debt to EBITDA, and is subject to a borrowing base determined by our eligible accounts receivable. Our annual effective rate of interest on this line of credit, taking into account the variable interest rate and LIBOR, was approximately 5.07% at June 30, 2005.

On December 13, 2001, we entered into an agreement with a commercial bank to finance the construction of new facilities at our Windham, Maine location. This agreement provides for up to $1.5 million in financing, $878,000 of which was outstanding at June 30, 2005, and is repayable over seven years, with principal payments that began on October 1, 2002. The loan bears a variable interest rate of between 2% and 3% over LIBOR depending upon the ratio of our funded debt to EBITDA. Payments are due monthly, with equal amortization of principal payments plus interest. Our annual effective rate of interest on this loan at June 30, 2005 was approximately 5.32%.

Back to Contents

Under the terms of the above financing, we are required to meet certain quarterly financial covenants that include a ratio of EBITDA to current maturities of debt plus interest and cash paid for taxes greater than 1.50 and a ratio of funded debt to EBITDA not to exceed 3.25. We met all of our financial covenants with respect to this indebtedness at June 30, 2005 and expect that we will be able to meet all of our financial covenants with respect to this indebtedness for the remainder of 2005.

For the six months ended June 30, 2005, we satisfied all of our cash requirements from cash provided by operating activities, cash available and on-hand and from the financing agreements described above. At June 30, 2005, we had $667,000 in long-term debt and stockholders’ equity of $33.38 million. Although we have no material commitments for capital expenditures at June 30, 2005, we do anticipate that we may spend approximately $1 million in 2005 to upgrade or expand certain manufacturing, research & development and office equipment and systems that will drive productivity or generate cost savings, and also to introduce automation into certain manufacturing processes that are currently labor intensive.

Based upon our cash on hand, credit facilities, current product sales and the anticipated sales of new products, we believe we have, or have access to, sufficient resources to meet our operating requirements at least through July 2006. Our ability to meet our long-term capital needs will depend on a number of factors, including compliance with existing and new loan covenants, the success of our current and future products, the focus and direction of our research and development programs, competitive and technological advances, future relationships with corporate partners, government regulation, our marketing and distribution strategy, our successful sale of additional common stock and/or our successfully locating and obtaining other financing, and the success of our plan to make future acquisitions. Accordingly, no assurance can be given that we will be able to meet the future liquidity requirements that may arise from these inherent and similar uncertainties.

Non-GAAP Financial Measures

EBITDA measures are presented as we believe this provides investors and our management with additional information to measure our liquidity. EBITDA measures are not a measure of performance under GAAP, and therefore should not be considered in isolation or as a substitute for net income or cash flows from operations. Additionally, our EBITDA calculations may differ from the EBITDA calculations for other companies.

The calculation of our EBITDA measure (as discussed above), and the reconciliation of our EBITDA measure to net cash provided by operating activities for the six months ended June 30, 2005 and 2004, respectively, is as follows:

	Six Months Ended June 30,

	2005	2004

Net cash provided by operating activities	$277	$1,076
Changes in assets and liabilities:
Receivables	477	42
Inventories	176	(149)
Other current assets	525	172
Other assets	4	—
Accounts payable	350	106
Accrued expenses	(344)	47
Interest income, net	(71)	(14)

EBITDA	$1,394	$1,280

Back to Contents

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to changing interest rates, and are currently not engaged in hedging activities. Interest on approximately $878,000 of outstanding indebtedness is at a variable rate of between 2% to 3% over the published London Interbank Offered Rate (LIBOR), based upon our ratio of funded debt to EBITDA, and was 3% over LIBOR on average for the year. At our current level of indebtedness, each 1% change in the variable interest rate will have an effect of $9,000 on our annual interest expense charges.

We conduct operations in United Kingdom. The consolidated financial statements are presented in U.S. dollars and changes in exchange rates between foreign countries and the U.S. dollar will affect the translation of financial results of foreign subsidiaries into U.S. dollars for purposes of recording our consolidated financial results. Historically, the effects of translation have not been material to the consolidated financial results.

Back to Contents

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

PART II – OTHER INFORMATION

ITEM 4.      Submission of Matters to a Vote of Security Holders.

           On May 3, 2005, we held our annual meeting of stockholders. At the annual meeting, the stockholders voted on the election of three directors, each for a two-year term. The voting results at the annual meeting were as follows:

Name of Nominee	Votes For	Votes Withheld

Morton Collins	17,248,955	132,071
Matthew H. Knight	17,248,360	132,666
Grover C. Wrenn	17,244,388	136,638

The terms of Richard J. Defieux, Herbert Lotman, Timothy S. Ramey and Stephen L. Waechter as directors continued after the annual meeting.

Back to Contents

Item 6.      Exhibits

10.1	Exclusive Distribution and Supply Agreement, dated as of May 4, 2005, by and between the Registrant and the DuPont Qualicon division of E.I. du Pont de Nemours. *

31.1	Certifications of the Chief Executive Officer of Strategic Diagnostics Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certifications of the Chief Financial Officer of Strategic Diagnostics Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer of Strategic Diagnostics Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Strategic Diagnostics Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

* Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC DIAGNOSTICS INC.

Date:	August 15, 2005	/s/ Matthew H. Knight

Matthew H. Knight
President, Chief Executive Officer
(Principal Executive Officer)

Date:	August 15, 2005	/s/ Anthony J. Simonetta

Anthony J. Simonetta
Vice President – Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)