Form 10-K/A
period 2005-12-31
STRATEGIC DIAGNOSTICS INC/DE/
filed 2006-02-22
CIK 911649

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K/A

Amendment No. 1

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
___________________

(Mark One)

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
____________________

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

                Yes  No

      The aggregate market value of the common stock held by non-affiliates of the Registrant was $64,906,132, calculated by using the number of shares outstanding on March 7, 2005 and by referring to the closing price of the common stock on June 30, 2004 (the last business day of the Registrant’s most recently completed second fiscal quarter).

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

EXPLANATORY NOTE

We are amending our annual report on Form 10-K for the year ended December 31, 2004 to restate our consolidated financial statements for the years ended December 31, 2002, 2003 and 2004 and the related disclosures. This Form 10-K/A also includes the restatement of the selected financial data as of and for the years ended December 31, 2000, 2001, 2002, 2003 and 2004, which is included in Item 6. Please refer to Note 2 to our consolidated financial statements included in this Form 10-K/A in “Item 15 Exhibits, Financial Statement Schedules and Reports on Form 8-K” for a further discussion of the restatement. We have also corrected various minor typographical errors in the accompanying consolidated financial statements in this Form 10-K/A that occurred during the process of preparing our 2004 annual report on Form 10-K.

Following a series of discussions with the U.S. Securities and Exchange Commission (the “SEC”), the Company determined on December 15, 2005 that it would change its method of accounting for revenue on certain custom antibody arrangements. Accordingly, the Company’s financial statements for the years ended December 31, 2004, 2003 and 2002 have been restated. The Company changed its revenue recognition policy for custom antibody projects to utilize a methodology whereby revenue is recognized when a project’s specifications have been met and the related antibodies have been shipped, rather than on the percentage-of-completion methodology the Company had used since 1996. The adjustments required to effect this change in accounting impact certain line items as reported in the Consolidated Balance Sheet and Statement of Operations.

We also intend to restate our interim financial statements for the quarters ended March 31, 2005 and June 30, 2005, and to issue interim financial statements for the quarter ended September 30, 2005 that incorporate the new methodology.

Except as discussed above, we have not modified or updated disclosures presented in the original annual report on Form 10-K, except as required to reflect the effects of the restatement in this Form 10-K/A. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of our original Form 10-K or modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on March 30, 2005. This Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including any amendments to those filings. The following items in this Form 10-K/A have been amended as a result of the restatement:

•	Part I—Item 1—Business;
•	Part II—Item 6—Selected Financial Data;
•	Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations;
•	Part II—Item 8—Financial Statements and Supplementary Data;
•	Part II—Item 9A—Controls and Procedures; and
•	Part IV—Item 15—Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Please refer to Note 2 to the accompanying consolidated financial statements for additional information on the restatement.

Back to Contents

Dear Fellow Shareholders,

This was a productive year for Strategic Diagnostics as we continued to review and streamline our operations, develop a cohesive strategy for transforming our considerable expertise into valuable, commercialized and viable products and services for our customers, and lay the necessary foundation for an exciting 2005. The Company returned to profitability in 2004 and accomplished much to create multiple avenues for growth:

•	New management in key leadership positions.

•	Restructuring of the sales, marketing and customer service organizations.

•	Integration of the DesignChek®process for managing the research, development and commercialization of new products.

•	Investment in technology that builds on our core antibody production and service competencies.

•	Introduction of new testing and monitoring products in our Food Safety and Water Quality business segments.

•	Initiating product rationalization and strengthening of the manufacturing processes.

In 2004, we increased our gross margin to 56.2% from the 44.2% reported for 2003 while generating $1.4 million in net income, compared to a loss of $653,000 in 2003. Revenues continued to trend up sequentially during 2004 and, by the fourth quarter, we posted a positive year over year comparison.

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

Building on SDI’s core competency in antibody services, in March 2005, we announced plans to further advance the development and commercialization of new technologies for genomic antibody discovery and production. We have opened and staffed a new laboratory and production facility in Dallas, Texas, to develop high throughput methods for transforming genetic information into the antibodies that can be used for the newest methods of drug discovery, diagnostics and biomedical research.

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

Back to Contents

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

Back to Contents

In addition to food safety, our bio-detection technologies have broad application in the environmental compliance and remediation markets. We have a broad portfolio of technologies for identifying and quantifying a wide range of environmental pollutants. However, we believe that we must do a better job of demonstrating to our customers the cost benefit of these technologies.

Bioluminescent testing on our Microtox®platform is one of the industry’s most comprehensively documented assays for toxicity analysis, worldwide. Over the last two years, numerous water utilities have purchased equipment for both routine and emergency response testing. Industrial customers have used the platform for screening of industrial waste water effluent. During 2004, we submitted Microtox® for consideration as a standard toxicity method under the EPA Whole Effluent Toxicity (WET) measurement program. Though there is no guarantee that the program will receive “Standard Method” status, we are encouraged that we have excellent science and precedent in numerous countries with strong environmental management practices.

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

Back to Contents

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

In addition to this annual report on Form 10-K/A, the Company files periodic and current reports, proxy statements and other information with the SEC. The Company will provide these documents to you, free of charge, if you request copies by sending a letter to the Company’s Investor Relations Department at the address set forth on the cover of this report. The Company can also be contacted through its internet home page, www.sdix.com. You may also read and copy any document the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Please call the SEC at (800) SEC-0330 for further information about the public reference facilities. These documents also may be accessed through the SEC’s electronic data gathering, analysis and retrieval system (“EDGAR”) via electronic means, including the SEC’s home page on the internet, www.sec.gov.

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

Back to Contents

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

Back to Contents

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

Geographic and Customer Information

The following table sets forth sales by geographic region:

	Twelve Months
	Ended December 31,

	2004	2003	2002

	(as restated)	(as restated)	(as restated)
United States	$16,852	$19,412	$16,921
Rest of the world	6,853	6,397	6,564

Total	$23,705	$25,809	$23,485

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

Back to Contents

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

During 2000, a genetic trait used in corn, known as Cry9C, or StarLink®, which had been approved by the U.S. Environmental Protection Agency (USEPA) only for non-food uses, was discovered in food products. The impact of this discovery resulted in the need for growers, handlers, processors, shippers and exporters to test corn for the presence of StarLink®. The Company’s Bt9 TraitChek™ test was the first GM test validated by the U.S. Department of Agriculture (USDA). The Company worked closely with key grain processors worldwide to provide significant volumes of tests to meet the high market and regulatory demand and hence more than 2 million Bt9 tests were sold in 2001, becoming the Company’s largest selling product. The StarLink® issue brought to light the need for definitive genetic analysis and demonstrated that paper certifications as to genetic origin and concentration alone are inadequate. The U.S. Department of Agriculture’s Grain Inspection, Packers and Stockyards Administration (GIPSA) recommended that all corn seed sold for the 2001 planting season and parent lines to be used in 2001 seed production be tested for the presence of the StarLink® protein. This recommendation expanded the market opportunities for the Company’s Bt9 testing products. With the removal of StarLink® corn from the U.S. grain supply during 2000 and 2001, the Company’s sales of tests to detect StarLink® corn diminished significantly from 2002-2004, while Company sales of test kits to test other traits have grown modestly.

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

Back to Contents

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

Back to Contents

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

The Company is currently working with drinking water utilities, food processors and other customers as they develop and implement monitoring processes to reduce their risk from contamination of water supplies. In the U.S., approximately 100 drinking water utilities and six food processors are currently using Microtox®toxicity testing technology as part of their early warning or emergency response programs to detect contamination of their water supplies. The rapid response of the Microtox® toxicity assay allows users to rapidly detect—and quickly respond to—any changes in water quality. It is for this reason that the technology is viewed by many national and international experts as an effective means for detecting toxins in water applications.

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

The USEPA is currently reviewing the technical capabilities of Microtox® to add the method to the approved list of toxicity test methods under the Whole Effluent Toxicity testing program. In June of 2004, the USEPA submitted the addition of Microtox®to the Federal Register for NPDES permit compliance testing. This is the regulatory program under which permitted waste dischargers, including the large number of municipal sewage treatment plants, are mandated to test their effluents on a regular basis and comply with regulated toxicity discharge limits. After the 60 day public comment period, the USEPA continued its review of the Microtox® technology and anticipated effects on waste discharge permitting regulations. When and if this method becomes an approved method, that will open up a significant market for Microtox®. The size of this testing market is estimated to be between $25-$30 million, however, this action will also likely stimulate the entrance of numerous competitors into this market.

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

Back to Contents

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

Other Assays

Toxkit Microbiotests™. In December of 2004, the Company announced the signing of an exclusive distribution agreement with a European supplier of toxicity testing systems, Microbiotests (MBT). Under the terms of the agreement, the Company will now market MBT’s line of rapid maintenance free bioassays in North America. The agreement continues to position SDI as the single source solution for rapid, on-site toxicity and environmental tests. The product line offers customers requiring cultural methods an alternative to expensive and labor intensive protocols, allowing users to save both time and money while maintaining quality test results. SDI recently exhibited the Toxkits™product during the SETAC World Congress. The addition of several new toxicity models will complement SDI’s Microtox® platform.

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

Back to Contents

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

Back to Contents

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

In food pathogen testing, the Company is the new entrant to the market and faces a wider base of competition. The world-wide market for pathogen tests is estimated to be $180 million annually and as such has drawn competitive products. The Company’s RapidChek®E. coli O157 including H7, Salmonella, and Listeria tests compete globally with numerous competitive rapid testing systems. Instrument-based tests are offered by bioMerieux SA and DuPont Qualicon among others. Competitive lateral flow tests are offered by Neogen Corp., BioControl Systems, Inc., and others. In addition, traditional lab culture methods offer indirect competition. The Company hopes to gain market share from competitive methods and with new users due to key product advantages such as speed of result, ease-of-use, accuracy, and an overall lower cost-in-use.

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

Regulatory Approvals

The environmental legislation and regulations that the Company believes are most applicable to its current business are RCRA, CERCLA, TSCA, FIFRA and the Pure Food and Drug Act. For analysis of water and wastewater, the Safe Drinking Water Act, the Clean Water Act and the NPDES permitting program acceptance under the Clean Water Act also will be significant to the Company’s business. As the utility of the Company’s Microtox®products continues to be widely recognized in drinking water security applications, regulations and mandates associated with Homeland Security programs may also have an impact on the Company’s business. Collectively, these programs regulate the management, disposal and clean-up of hazardous substances and protect the nation’s ground and surface water and drinking water supplies. In addition, regulatory responsibilities in a number of areas have been delegated to state agencies and state and local laws and regulations impose additional restrictions and requirements. While environmental regulations overseas vary, many countries, particularly those in Europe, have counterparts to the U.S. legislation.

Back to Contents

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

Manufacturing

The Company manufactures test kits for the detection of a wide array of analytes in five immunoassay formats: onestep lateral flow tests, coated-tubes, latex particle filtration, magnetic particles and microtiter plates, and in one bioluminescence format: Microtox® toxicity test system. In addition to test kits, the Company supplies ancillary equipment and supplies including test evaluation instruments, reagents, sample media, spectrophotometers, pipettes, balances and timers.

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

Back to Contents

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

Research and Development

The Company engages in substantial research and development activities involving development of products and services for its target markets. In the three years ended December 31, 2004, 2003 and 2002, the Company incurred approximately $2.56 million, $2.60 million and $3.30 million, respectively, in research and development expenditures, principally for test kit products. Research and development expenses for 2004 held steady relative to the prior year as the Company continued its efforts to expand its offerings in the food pathogen, agriculture and toxicity testing markets.

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

Back to Contents

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

Back to Contents

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

Back to Contents

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

Back to Contents

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

Although the Company’s products may not be regulated, the industry segments into which its products are sold may be regulated, and demand for the Company’s products may be driven by these regulations or the lack thereof. These regulations vary from country to country. The regulatory environments in which we compete could change dramatically, which may require us to incur significant costs in obtaining or maintaining regulatory approvals. If we do not obtain or maintain regulatory approvals to enable us to market our products in the United States or elsewhere, or if the approvals are subject to significant restrictions, the demand for our products maybe negatively impacted.

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

Back to Contents

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

As of December 31, 2004, the Company had federal net operating loss carryforwards, including those acquired in the Company’s past acquisitions, of approximately $18,895,000, which, if not utilized, begin to expire as follows:

Amount of
NOL
Year	(in thousands)

(as restated)
2007	$946
2008	2,565
2009	3,297
2010	5,109
2017	760
2018	1,327
2019	550
2020	55
2021	33
2022	2,234
2024	2,019

Total	$18,895

Based on the best information available to the Company today, the Company expects to have sufficient future taxable income to utilize such NOLs prior to the expiration of the net operating loss carry forwards.

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

Back to Contents

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

Item 2. Properties

The Company is headquartered in Newark, Delaware, and occupies approximately 29,000 square feet of space under an operating lease expiring in December 2007. The Company also leases approximately 26,000 square feet of manufacturing and research space, also in Newark, Delaware, under an operating lease expiring December 2007. The Company leases approximately 1,700 square feet of instrument manufacturing space in Oceanside, California, under an operating lease expiring in June 2005. The Company owns and occupies approximately 75,000 square feet of manufacturing, research and animal facility space and approximately 17 acres of farmland in Windham, Maine. The Company leases regional sales offices near London, England expiring in June 2011. The Company believes that its equipment and facilities are adequate for its present purposes.

Back to Contents

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

Back to Contents

Item 6. Selected Financial Data

Following a series of discussions with the SEC, the Company determined on December 15, 2005 that it would change its method of accounting for revenue on certain custom antibody arrangements. Accordingly, the Company’s financial statements for the years ended December 31, 2004, 2003 and 2002 have been restated. The Company changed its revenue recognition policy for custom antibody projects to utilize a methodology whereby revenue is recognized when a project’s specifications have been met and the related antibodies have been shipped, rather than on the percentage-of-completion methodology the Company had used since 1996. Please refer to Note 2 to our consolidated financial statements for a further discussion of the restatement.

The following selected financial data should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report. The selected financial data for each of the years in the three-year period ended December 31, 2004, and as of December 31, 2004 and 2003, is derived from our consolidated financial statements that have been included in this annual report. The selected financial data as of December 31, 2000, 2001 and 2002 and for the years ended December 31, 2000 and 2001, is derived from restated consolidated financial statements that have not been included in this annual report.

Back to Contents

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
				(unaudited)	(unaudited)
	(in thousands, except share and per share data)
REVENUES:
Product related	$23,705	$25,692	$22,968	$28,610	$24,566
Contract and other	—	117	517	874	1,101

Total revenues	23,705	25,809	23,485	29,484	25,667

OPERATING EXPENSES:
Manufacturing	10,379	14,407	12,270	14,467	11,333
Research and development	2,557	2,603	3,298	2,954	2,932
Selling, general and administrative	9,211	10,046	10,277	10,290	9,333

Total operating expenses	22,147	27,056	25,845	27,711	23,598

Operating income (loss)	1,558	(1,247)	(2,360)	1,773	2,069
Interest income (expense), net	53	(40)	(50)	(33)	(415)
Gain on sale of assets	—	—	374	76	283

Income (loss) before taxes	1,611	(1,287)	(2,036)	1,816	1,937
Income tax expense (benefit)	232	(634)	(986)	574	543

Net income (loss)	$1,379	$(653)	$(1,050)	$1,242	$1,394
Preferred stock dividends	—	—	—	20	—

Net income (loss) applicable to common stockholders	$1,379	$(653)	$(1,050)	$1,222	$1,394

Basic net income (loss) per share applicable to common stockholders	$0.07	$(0.03)	$(0.06)	$0.07	$0.08

Shares used in computing basic net income (loss) per share applicable to common stockholders	19,242,000	18,999,000	18,419,000	17,008,000	16,585,000

Diluted net income (loss) per share applicable to common stockholders	$0.07	$(0.03)	$(0.06)	$0.07	$0.08

Shares used in computing diluted net income (loss) per share applicable to common stockholders	19,495,000	18,999,000	18,419,000	17,642,000	17,466,000

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
			(unaudited)	(unaudited)	(unaudited)
BALANCE SHEET DATA:
Cash and cash equivalents	$8,096	$5,158	$2,098	$2,379	$1,288
Working capital	13,522	11,567	12,039	11,714	10,009
Total assets	34,873	33,073	32,889	31,996	26,320
Long-term debt	773	983	1,212	1,174	1,889
Stockholders’ equity	31,766	29,876	29,778	26,633	21,147

Back to Contents

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

Restatement of Consolidated Financial Statements

Following a series of discussions with the SEC, the Company determined on December 15, 2005 that it would change its method of accounting for revenue on certain custom antibody arrangements. Accordingly, the Company’s financial statements for the years ended December 31, 2004, 2003 and 2002 have been restated. The Company changed its revenue recognition policy for custom antibody projects to utilize a methodology whereby revenue is recognized when a project’s specifications have been met and the related antibodies have been shipped, rather than on the percentage-of-completion methodology the Company had used since 1996. Please refer to Note 2 to our consolidated financial statements for a further discussion of the restatement. The following discussion reflects the impact of this restatement.

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

Back to Contents

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

Back to Contents

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

Results of Operations

Year ended December 31, 2004 versus year ended December 31, 2003

Revenues: Net revenues decreased $2.1 million or 8.3% in 2004 over 2003. The following table sets out revenues by product category.

	Year Ended
	December 31,		Increase	Percent

	2004	2003	(Decrease)	Change

	(as restated)	(as restated)
	(in thousands, except percentages)
Water quality	6,112	6,902	(790)	-11.4%
Food safety	7,433	7,197	236	3.3%
Antibody	10,160	11,593	(1,433)	-12.4%
Contract and other	0	117	(117)	-100.0%

Net revenues	$23,705	$25,809	$(2,104)	-8.2%

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

Back to Contents

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

Sales of the Company’s products to detect genetically modified (GM) traits, other than StarLink™, were essentially flat in 2004 when compared to 2003. The 2004 sales levels reflect the Company’s execution of a sizeable sale associated with new tests for soybean trait detection in the Brazilian market, which has been offset by declining sales in the U.S. due to changes in customer sampling requirements for statistical analysis which has reduced order size. Sales of the Company’s test kits to detect StarLink®were approximately $1.1 million and $1.6 million, in 2004 and 2003, respectively. We expect StarLink® test kit sales to continue to decrease in 2005.

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

Antibody Products:

Antibody revenues decreased 12.4% for 2004 compared to 2003. The Company experienced a steep decline in revenues in the first half of 2004 that was associated with several large, one time customer projects in 2003 and, the discontinuation of low margin business. Included in antibody revenues for 2004 was $389,000 associated with inventories written-off during 2003.

Other Areas

Contract and other revenue declined as the Company continued to place greater emphasis on devoting its research and development resources on internal projects, particularly in the food safety category.

Operating Expenses: Operating expenses for 2004 were $22.1 million, versus $27.1 million in the prior year, a decrease of 18.1% that reflects the Company taking a non-cash charge of $3.0 million in connection with the write-down of certain inventories during 2003. Selling, general and administrative expenses declined $835,000 in 2004 compared to 2003. Excluding the impact of the $3.0 million inventory write-down in 2003, manufacturing expenses declined $1.0 million during 2004, reflecting the benefit of the Company’s ongoing efforts on manufacturing process improvement and supply chain management.

Gross profit (defined as total revenues less manufacturing costs) increased $2.0 million to $13.3 million during 2004 primarily due to the $3.0 million non-cash charge discussed above. Gross margin improved from 44.2% in 2003 to 56.2% in 2004. The improvement in gross margin is attributable to both the $3.0 million non-cash charge in 2003 and $389,000 of revenue in 2004 discussed above, and a reduction in manufacturing expenses of $1.0 million during 2004, reflecting the benefit of the Company’s ongoing efforts on manufacturing process improvement and supply chain management. The Company continues to aggressively move to discontinue low margin products and services, and introduce new, higher value product offerings.

Research and development expenses were essentially flat at $2.6 million during 2004 and 2003 reflecting the Company’s continuing development efforts in the food safety and water toxicity product lines.

Selling, general and administrative expenses declined $835,000 in 2004 compared to 2003. Included in the selling, general and administrative expenses for 2003 was a $605,000 provision for severance and related expenses associated with the Company’s termination of its former CEO in May 2003 and COO in late December 2003. During 2004, the Company also benefited from the recovery of a $100,000 receivable it had written-off in 2001.

Back to Contents

As a result of the matters discussed above, pre-tax income totaled $1.6 million for the 2004 year compared to a pre-tax loss of $1.3 million for 2003. Net income for the year ended December 31, 2004 was $1.4 million, or $0.07 per diluted share, compared to a net loss of $653,000, or negative $0.03 per diluted share, in 2003.

Interest, net: The Company recorded interest income of $53,000 during 2004 compared to interest expense of $40,000 during 2003 primarily due to the lower average debt levels and higher levels of invested cash when comparing 2004 to 2003.

Income taxes: The Company’s annual effective tax rate of 14.4% for 2004 primarily reflects the federal statutory rate of 34%, foreign net operating losses not previously benefited of 14.3% and research and development credits of 5.1% .

Year ended December 31, 2003 versus year ended December 31, 2002

Revenues: Net revenues increased $2.3 million or 9.9% in 2003 over 2002. The following table sets out revenues by product category.

	Year Ended
	December 31,
			Increase	Percent
	2003	2002	(Decrease)	Change

	(as restated)	(as restated)
	(in thousands, except percentages)
Water quality	$6,902	$7,036	$(134)	-1.9%
Food safety	7,197	6,028	1,169	19.4%
Antibody	11,593	9,904	1,689	17.1%
Contract and other	117	517	(400)	-77.4%

Net revenues	$25,809	$23,485	$2,324	9.9%

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

Back to Contents

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

Gross profits (total revenues less manufacturing costs) increased $187,000, or 2%, to $11.4 million, and gross margin declined to 44.2% in 2003 from 47.8% in 2002. The decline in gross margin is primarily attributable to the Company taking a non-cash charge of $3.0 million in connection with the write-down of certain inventories. Excluding the impact of the non-cash charge of $3.0 million in 2003, gross profits would have increased approximately $3.2 million, or 28%, and gross margin would have increased to 55.8% in 2003 from 47.8% in 2002. This reflects the full year impact resulting from the consolidation of the California antibody production facility into the Maine location, which was completed in 2002, and by the Company’s initiatives taken in the fourth quarter 2002 and early in the first quarter 2003 to consolidate its former segments and leverage its manufacturing capacity and improve production yields.

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

Income taxes: Income tax benefit decreased by $352,000, largely due to the smaller pre-tax loss recorded in 2003 compared to 2002. The Company’s annual effective tax rate benefit of 49.3% for 2003 primarily reflects the federal statutory rate of 34%, state taxes, net of federal effect of 7.4% and research and development credits of 7.7% .

Non-GAAP Financial Measures

Excluding the non-cash inventory write-down of $3.0 million and the $605,000 provision for severance and related costs, both tax effected at the statutory rate of 39%, the net income for 2003 would have been $1.5 million, or $.08 per diluted share.

Back to Contents

The Company added back the items below because management believes they are outside of our normal operations. The Company believes the inclusion of such non-GAAP measures helps investors to gain a better understanding of our core operating results, consistent with how management measures the Company’s performance, especially when comparing such results to previous periods, including 2002 when the Company had a net loss of $1.03 million.

In 2004, the Company recorded revenues totaling $389,000 associated with the inventories written off in 2003.

Twelve Months
Ended December 31,
2003
(in thousands, except
per share data)

(as restated)

Net loss	$(653)
Add: Inventory write-down of $3.0 million, net of related tax effect at 39%	1,830
Add: Severance costs of $605,000, net of related tax effect at 39%	369

Pro forma net income	$1,546

Earnings (loss) per share:

Basic—as restated	$(0.03)

Basic—pro forma	$0.08

Diluted—as restated	$(0.03)

Diluted—pro forma	$0.08

Back to Contents

Twelve Months
Ended December 31,
2004
(in thousands, except
per share data)

(as restated)

Net income	$1,379
Less: Revenue associated with inventory previously written off, net of related tax effect at 18%	(319)
Add: Costs related to revenue recorded above, net of tax effect at 18%	39

As adjusted net income	$1,099

Earnings (loss) per share:
Basic—as restated	$0.07

Basic—as adjusted	$0.06

Diluted—as restated	$0.07

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

The net cash provided by operating activities of $3.4 million for 2004 was primarily the result of the earnings before interest, taxes, depreciation and amortization (EBITDA) for the period of $2.4 million. See Non-GAAP Financial Measures below. The net cash provided by operating activities of $3.2 million for 2003 was primarily the result of the $3.2 million decline in inventory, resulting from the non-cash charge of $3.0 million.

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

Back to Contents

The Company’s working capital (current assets less current liabilities) increased $1.9 million to $13.5 million at December 31, 2004 from $11.6 million at December 31, 2003, primarily due to the increase of $2.9 million in cash and cash equivalents generated during the 2004 period. Outstanding debt decreased $210,000 from $1.2 million at December 31, 2003 to $1.0 million on December 31, 2004, due to scheduled repayments.

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

For the year ended December 31, 2004, the Company satisfied all of its cash requirements from the net cash provided by operating activities, cash available and on-hand and from the financing agreements described above. At December 31, 2004, the Company had $773,000 in long-term debt and stockholders’ equity of $31.71 million. Although the Company has no material commitments for capital expenditures at December 31, 2004, it does anticipate that it may spend approximately $945,000 in 2005 to upgrade or expand certain manufacturing, research & development and office equipment and systems that will drive productivity or generate cost savings, and also to introduce automation into certain manufacturing processes that are currently labor intensive.

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

The calculation of the Company’s EBITDA measure (as discussed above), and the reconciliation of the Company’s EBITDA measure to net cash provided by operating activities for years ended December 31, 2004 and 2003, respectively, is as follows (amounts in thousands):

Back to Contents

	Twelve Months Ended
	December 31,
	2004	2003

	(as restated)	(as restated)
	(in thousands)
Net cash provided by operating activities	$3,425	$3,156
Changes in assets and liabilities:
Receivables	(271)	65
Inventories	(189)	(3,242)
Other current assets	(135)	3
Other assets	(1)	(37)
Accounts payable	(80)	236
Accrued expenses	(40)	(550)
Net change in deferred income tax	(49)	(25)
Stock compensation expense	(152)	(62)
Interest (income) expense, net	(53)	40

EBITDA	$2,455	$(416)

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

	Payments Due by Year

							2010 and
	Total	2005	2006	2007	2008	2009	Beyond

	(in thousands)
Long-term debt (1)	$984	211	211	211	211	140	—
Operating leases (2)	$2,012	617	620	595	60	45	75

Total contractual cash obligations	$2,996	828	831	806	271	185	75

(1)	See discussion in Note 7 of the Notes to the Consolidated Financial Statements for additional information on long-term debt.
(2)	See discussion of operating leases in Note 10 of the Notes to the Consolidated Financial Statements.

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

Back to Contents

Critical Accounting Policies

Following a series of discussions with the SEC, the Company determined on December 15, 2005 that it would change its method of accounting for revenue on certain custom antibody arrangements. Accordingly, the Company’s financial statements for the years ended December 31, 2004, 2003 and 2002 have been restated. The Company changed its revenue recognition policy for custom antibody projects to utilize a methodology whereby revenue is recognized when a project’s specifications have been met and the related antibodies have been shipped, rather than on the percentage-of-completion methodology the Company had used since 1996. Please refer to Note 2 to our consolidated financial statements for a further discussion of the restatement.

The Company’s accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements. The Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, deferred taxes, long-lived assets and contingencies. The Company bases its estimates on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. The Company considers the following policies to be most critical in understanding the judgments that are involved in preparing the Consolidated Financial Statements and the uncertainties that could impact the consolidated results of operations, financial condition and cash flows.

Valuation of Accounts Receivable – Accounts receivable as of December 31, 2004 and December 31, 2003, were net of an allowance for doubtful accounts of $186,000 and $103,000, respectively. The recorded allowance is continually evaluated based on current market conditions, an analysis of customer-specific facts and circumstances, and the size and composition of the overall portfolio. If receivables become uncollectible, these write-offs are charged against the allowance.

Valuation of Inventories – Inventories are valued at the lower of cost or market.

For inventories that consist primarily of test kit components, bulk antibody serum and antibody products, cost is determined using the first in, first out method. Realization of inventories is dependent upon the successful marketing of our products. Judgments are made regarding the carrying value of inventory based on current market conditions. Market conditions may change depending upon competitive product introductions and customer demand. If market conditions change or if the introduction of new products by the Company impacts the market for previously released products, the Company may be required to write-down the cost of its inventory. For example, in 2003 the Company incurred a $3.0 million non-cash charge in connection with the write-down of certain antibody inventories related to the exiting of the catalog antibody business.

For inventories that consist of costs associated with the production of custom antibodies, cost is determined using the specific identification method. Realization of such inventories is dependent upon the successful completion of a project in accordance with customer specifications. Losses on projects in progress are recorded in the period such losses become likely and estimable.

Deferred Taxes – In assessing the realizablity of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of existing temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based upon historical taxable income and projections for future taxable income over the periods in which the deferred tax items are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2004.

At December 31, 2004, management concluded that no valuation allowance is necessary for federal deferred tax assets after considering the positive and negative factors. In making this determination, the Company considered the following positive factors:

•	the strong operating performance over the past five years after adjusting for specific non-recurring transactions such as restructuring activities and the decision to exit the catalog antibody product line during the year ended December 31, 2003:

•	past and anticipated new product launches; and,

Back to Contents

•	the operating efficiencies obtained in the antibody product lines from changes made during the year ended December 31, 2002.

The Company also considered the following negative factors:

•	losses before taxes of $1.3 million in 2003 and $2.0 million in 2002 without removing the effect of $3.6 million of 2003 expenses that management believes are outside of normal operations.

•	a cumulative loss before taxes of $1.7 million for the three year period from 2002 through 2004 without removing the effect of $3.6 million of 2003 expenses that management believes are outside of normal operations;

•	the 2004 income before taxes was lower than 2004 expectations at the beginning of the year; and,

•	federal net operating loss carry forwards begin to expire in 2007.

At December 31, 2004, management has concluded that a full valuation allowance is necessary for deferred tax assets in certain state jurisdictions. For the state jurisdictions, management has considered the same positive and negative evidence as utilized for the federal deferred tax assets described above. The Company has also considered the substantial reduction of its presence in North Carolina and Pennsylvania since the time when the net operating losses were incurred in those jurisdictions as additional negative evidence.

At December 31, 2004, management considered positive and negative indicators in concluding that a substantial valuation allowance was necessary for foreign deferred tax assets. The positive indicators included the contribution to income before taxes by the foreign operations in the United Kingdom (“UK”) for 2004 and the expected income before taxes in the UK for 2005. The negative indicators included a history of substantial net operating losses in the UK, the lack of income before taxes until 2004, and limitations with regard to estimating income in the UK beyond 2005 resulting from the hiring of a UK Director of Distribution late in 2004 and the rebuilding of the UK distributor network.

As of December 31, 2004, the Company had federal net operating loss carryforwards, including those acquired in the Company’s past acquisitions, of approximately $18.9 million, which, if not utilized, begin to expire as follows:

Amount of
NOL
Year	(in thousands)

(as restated)
2007	$946
2008	2,565
2009	3,297
2010	5,109
2017	760
2018	1,327
2019	550
2020	55
2021	33
2022	2,234
2024	2,019

Total	$18,895

Based on the best information available to the Company today, the Company expects to have sufficient future taxable income to utilize such NOLs prior to the expiration of the net operating loss carry forwards.

Back to Contents

Revenue Recognition — Revenues composed of sales of immunoassay-based test kits and certain antibodies and immunochemical reagents are recognized upon the shipment of the product and transfer of title or when related services are provided. Revenues associated with such products or services are recognized when persuasive evidence of an order exists, shipment of product has occurred or services have been provided, the price is fixed and determinable and, collectibility is probable. Management is required to make judgments based on actual experience about whether or not collectibility is reasonably assured.

The Company enters into contracts related to the production of custom antibodies, which provide for the performance of defined tasks for a fixed price, with delivery of the product upon completion of production. The standard time to complete a project is typically longer than 30 days but less than 12 months and effort is expended over the life of the project. Revenues related to sales of custom antibody projects are recognized when a project’s specifications have been met and the related materials have been shipped.

Fees associated with products and services added on to a custom antibody project subsequent to delivery of the initial project are billed monthly and recognized as revenue as the services and other deliverables are provided.

Contract revenues are recognized upon the completion of contractual milestones.

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

For further information related to new accounting standards and disclosures, see Note 1 of the Notes to Consolidated Financial Statements.

Back to Contents

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

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements and supplemental quarterly financial data of the Company and its subsidiary are included as part of this Form 10-K:

Page

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2004 and 2003 (as restated)	F-2
Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2004 (as restated)	F-3
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the years in the three-year period ended December 31, 2004 (as restated)	F-4
Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2004 (as restated)	F-5
Notes to Consolidated Financial Statements	F-6

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Act of 1934, as amended, as of December 31, 2004, the end of the period covered by the previously issued 2004 Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were functioning effectively as of that date to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Following a series of discussions with the U.S. Securities and Exchange Commission, the Company determined on December 15, 2005 that it would change its method of accounting for revenue on certain custom antibody arrangements. Consequently, the Company has reflected the change in its restated results for all periods presented in this Form 10-K/A. The Company changed its revenue recognition policy for custom antibody projects to utilize a methodology whereby revenue is recognized when a project’s specifications have been met and the related antibodies have been shipped, rather than on the percentage-of-completion methodology the Company had used since 1996.

Back to Contents

The Company’s Chief Executive Officer and Chief Financial Officer have reassessed our disclosure controls and procedures for this Form 10-K/A. Based on the reassessment, the Chief Executive Officer and Chief Financial Officer reaffirmed our conclusion that the Company’s disclosure controls and procedures, as of December 31, 2004 were operating effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Not withstanding the need to restate previously issued financial statements, we believe that management had reasonable support for its historical method of accounting.

(b) Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Subsequent to December 31, 2004, management has instituted additional annual review procedures for revenue recognition accounting policies to ensure that we continually evaluate such policies and their compliance with generally accepted accounting principles.

Item 9B. Other Information

None

Back to Contents

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

Back to Contents

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

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column a)
Plan Category	(a)	(b)	(c)

Equity compensation plan approved by security holders	1,789,227	$3.42	928,534
Equity compensation not approved by security holders	300,000	$4.00	—

Total	2,089,227	$3.50	928,534

The 300,000 shares underlying options granted under equity compensation not approved by security holders were granted in connection with the Company’s hiring, on September 2, 2003, of its new President and Chief Executive Officer, Matthew H. Knight. The grant to Mr. Knight is a ten year non-qualified stock option grant at an exercise price of $4.00 per share, the closing market price on September 2, 2003, and vests in three equal installments of 33 1 / 3 % annually on the three successive option grant anniversaries, and vest upon a change of control of the Company.

Item 13. Certain Relationships and Related Transactions

The information contained under the caption “Related Party Transactions” in the Company’s Definitive Proxy Statement is incorporated herein by reference.

Back to Contents

Item 14. Principal Accountant Fees and Services

The information contained under the captions “Other Matters—Independent Auditors” and “Policy on Audit Committee Pre-approval of Audit and Permissible Non-audit Services of Independent Auditor” in the Company’s Definitive Proxy Statement is incorporated herein by reference.

Back to Contents

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

1. Financial Statements

(a) See the Consolidated Financial Statements which begin on page F-1 of this Report

2. Financial Statement Schedules

Financial statement schedules are omitted because they are either not required or not applicable or the required information is reflected in the financial statements or notes thereto.

3. Exhibits

			Previous
Exhibit			Exhibit
Number	Description	Reference	Number

2.1	Agreement and Plan of Merger among the Company, AZUR Acquisition Corp. and AZUR Environmental dated May 4, 2001	(1)

3.1	Fourth Amended and Restated Certificate of Incorporation of the Company	(2)	4.1

3.2	Certificate of Powers, Designations, Preferences and Rights of the Series C Convertible Preferred Stock of the Company filed with the Secretary of the State of Delaware on September 27, 2001	(1)

3.3	Amended and Restated Bylaws of the Company	(2)	4.2

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2	Forms of Warrants to Purchase Common Stock of the Company	(2)	4.4

10.1	Stock Purchase Agreement among the Company and its outside directors and certain of their affiliates dated August 16, 2002	(12)

10.2	Demand Registration Agreement among the Company and its outside directors and certain of their affiliates dated August 16, 2002	(12)

10.3	EnSys Environmental Products, Inc. 1993 Stock Incentive Plan*	(3)	10.17

10.4	Amended and Restated EnSys Environmental Products, Inc. 1995 Stock Incentive Plan*	(4)

10.5	EnSys Environmental Products, Inc. 401(k) Plan Adoption Agreement	(3)	10/18

10.11	Agreement and Plan of Merger by and between EnSys and Strategic Diagnostics Inc. dated as of October 11, 1996	(2)	2.1

10.15	Employment Agreement dated December 30, 1996 by and between Grover C. Wrenn and the Company*	(7)	10.15

10.18	Industrial Lease dated October 26, 1993, by and between Tober & Agnew Properties, Inc. and Strategic Diagnostics Incorporated	(6)	10.18

10.21	Lease agreement dated October 29, 1997 by and between Pencader Courtyard, L.P. and Strategic Diagnostics Inc.	(7)	10.21

10.22	1998 Employee Stock Purchase Plan	(11)

10.27	Loan Agreement between the Company and PNC Bank, Delaware, dated May 5, 2000	(10)	10.1

10.28	Line of Credit Note between the Company and PNC Bank, Delaware, dated May 5, 2000	(10)	10.2

Back to Contents

			Previous
Exhibit			Exhibit
Number	Description	Reference	Number

10.29	Term Note between the Company and PNC Bank, Delaware, dated May 5, 2000	(10)	10.3

10.30	Employment Agreement dated September 2, 2003, by and between Matthew H. Knight and the Company*	(13)	10.1

10.31	Nonqualified Stock Option Agreement dated September 2, 2003, by and between Matthew H. Knight and the Company*	(13)	10.2

10.32	Restricted Stock Grant Agreement dated September 2, 2003, by and between Matthew H. Knight and the Company*	(13)	10.3

10.33	Employment Agreement dated January 1, 1997 by and between James W. Stave and the Company.	(14)

21.1	Subsidiaries of the Company

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Certifications of the Chief Executive Officer of Strategic Diagnostics Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certifications of the Chief Financial Officer of Strategic Diagnostics Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Matthew H. Knight pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Anthony J. Simonetta pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the designated exhibit of the Company’s 10-Q for the fiscal quarter ended September 30, 2001
(2)	Incorporated by reference to the designated exhibit of the EnSys Registration Statement on Form S-4 (No. 333-17505) filed on December 9, 1996
(3)	Incorporated by reference to the designated exhibit of the EnSys Registration Statement on Form S-1 (No. 33-68440) filed on September 3, 1993
(4)	Incorporated by reference to Appendix F to the Joint Proxy Statement/Prospectus contained in the EnSys Registration Statement on Form S-4 (No. 333-17505) filed on December 9, 1996
(5)	Incorporated by reference to the designated exhibit of the EnSys Form 10-K for the fiscal year ended December 31, 1994
(6)	Incorporated by reference to the designated exhibit of the EnSys Form 10-Q for the fiscal quarter ended March 31, 1996
(7)	Incorporated by reference to the designated exhibit of the Company’s Form 10-K for the fiscal year ended December 31, 1996
(8)	Incorporated by reference to the designated exhibit of the Company’s Form 10-K for the fiscal year ended December 31, 1997
(9)	Incorporated by reference to the identically numbered exhibit contained in the Company’s Form 8-K filed on May 26, 1999
(10)	Incorporated by reference to the identically numbered exhibit contained in the Company’s Form 8-K filed on March 15, 1999
(11)	Incorporated by reference to the designated exhibit of the Company’s Registration Statement on Form S-8 (No. 333- 68107) filed on November 30, 1998
(12)	Incorporated by reference to the designated exhibit of the Company’s 10-Q for the fiscal quarter ended September 30, 2002
(13)	Incorporated by reference to the designated exhibit of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2003.
(14)	Filed herewith.

*	Management contract or compensatory plan.

Back to Contents

(b)  Reports on Form 8-K

The Company did not file any reports on Form 8-K during the fourth quarter 2004, but did furnish the following reports:

On October 14, 2004, the Company furnished a report on Form 8-K pursuant to Item 2.02 providing an update on the adoption of its Listeria test method by food producers.

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

Back to Contents

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

As described in Note 2 to the consolidated financial statements, the financial statements for all periods presented have been restated to change the Company’s method of accounting for custom antibody projects.

/s/    KPMG LLP

Philadelphia, Pennsylvania
February 28, 2005, except for Note 2,
which is as of February 17, 2006

Back to Contents

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,

	2004	2003

	(as restated)	(as restated)
Current Assets:
Cash and cash equivalents	$8,096	$5,158
Receivables, net	3,107	3,378
Inventories	3,218	3,407
Deferred tax asset	1,071	1,336
Other current assets	367	502

Total current assets	15,859	13,781

Property and equipment, net	3,605	3,947
Other assets	2	3
Deferred tax asset	8,415	8,385
Intangible assets, net	6,992	6,957

Total assets	$34,873	$33,073

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$868	$788
Accrued expenses	1,255	1,215
Current portion of long term debt	211	211

Total current liabilities	2,334	2,214

Long-term debt	773	983

Commitments and contingencies (see Note 10)
Stockholders’ Equity
Preferred stock, $.01 par value, 20,920,648 shares authorized,
no shares issued or outstanding	—	—
Common stock, $.01 par value, 35,000,000 shares authorized,
19,379,602 and 19,200,488 issued and outstanding
at December 31, 2004 and December 31, 2003, respectively	194	192
Additional paid-in capital	36,596	36,140
Accumulated deficit	(4,958)	(6,337)
Deferred compensation	(206)	(192)
Cumulative translation adjustments	140	73

Total stockholders’ equity	31,766	29,876

Total liabilities and stockholders’ equity	$34,873	$33,073

The accompanying notes are an integral part of these statements.

Back to Contents

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,

	2004	2003	2002

REVENUES:	(as restated)	(as restated)	(as restated)

Product related	$23,705	$25,692	$22,968
Contract and other	—	117	517

Total revenues	23,705	25,809	23,485

OPERATING EXPENSES:
Manufacturing	10,379	14,407	12,270
Research and development	2,557	2,603	3,298
Selling, general and administrative	9,211	10,046	10,277

Total operating expenses	22,147	27,056	25,845

Operating income (loss)	1,558	(1,247)	(2,360)
Interest income (expense), net	53	(40)	(50)
Other income	—	—	374

Income (loss) before taxes	1,611	(1,287)	(2,036)
Income tax expense (benefit)	232	(634)	(986)

Net income (loss)	$1,379	$(653)	$(1,050)

Basic net income (loss) per share
applicable to common stockholders	$0.07	$(0.03)	$(0.06)

Shares used in computing basic net income (loss)
per share applicable to common stockholders	19,242,000	18,999,000	18,419,000

Diluted net income (loss) per share
applicable to common stockholders	$0.07	$(0.03)	$(0.06)

Shares used in computing diluted net income (loss)
per share applicable to common stockholders	19,495,000	18,999,000	18,419,000

The accompanying notes are an integral part of these statements.

Back to Contents

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 AND COMPREHENSIVE INCOME
(as restated)
(in thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Deferred Compensation	Cumulative Translation Adjustments	Total

Balance December 31, 2001	—	178	31,114	(4,634)	—	(25)	26,633

Comprehensive income:
Net loss	—	—	—	(1,050)	—	—	(1,050)
Currency translation adjustment	—	—	—	—	—	(15)	(15)

Total comprehensive loss							(1,065)
Exercises of stock options	—	1	167	—	—	—	168
Employee stock purchase plan	—	1	36	—	—	—	37
Sale of common stock	—	4	1,460	—	—	—	1,464
Acquisition of Molecular Circuitry, Inc.	—	6	2,496	—	—	—	2,502
Tax benefit of stock option exercises	—	—	39	—	—	—	39

Balance December 31, 2002	—	190	35,312	(5,684)	—	(40)	29,778

Comprehensive income:
Net loss	—	—	—	(653)	—	—	(653)
Currency translation adjustment	—	—	—	—	—	113	113

Total comprehensive loss							(540)
Exercises of stock options	—	1	289	—	—	—	290
Employee stock purchase plan	—	—	14	—	—	—	14
Issuance of restricted stock awards	—	1	391	—	(392)	—	—
Deferred compensation amortization	—	—	—	—	62	—	62
Tax benefit of stock option exercises	—	—	134	—	—	—	134
Tax benefit of restricted stock awards	—	—	—	—	138	—	138

Balance December 31, 2003	—	192	36,140	(6,337)	(192)	73	29,876

Comprehensive income:
Net income	—	—	—	1,379	—	—	1,379
Currency translation adjustment	—	—	—	—	—	67	67

Total comprehensive income							1,446
Exercises of stock options	—	—	242	—	—	—	242
Employee stock purchase plan	—	—	18	—	—	—	18
Issuance of restricted stock awards	—	2	150	—	(152)	—	—
Deferred compensation amortization	—	—	—	—	145	—	145
Tax benefit of stock option exercises	—	—	46	—	—	—	46
Tax benefit of restricted stock awards	—	—	—	—	(7)	—	(7)

Balance December 31, 2004	$—	$194	$36,596	$(4,958)	$(206)	$140	$31,766

The accompanying notes are an integral part of these statements.

Back to Contents

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Twelve Months Ended December 31,

	2004	2003	2002

	(as restated)	(as restated)	(as restated)
Cash Flows from Operating Activities:
Net income (loss)	$1,379	$(653)	$(1,050)
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	900	831	891
Stock compensation expense	152	62	—
Deferred income taxes (benefit)	278	(609)	(986)
Other income	—	—	(374)
(Increase) decrease in:
Receivables	271	(65)	1,076
Inventories	189	3,242	749
Other current assets	135	(3)	5
Other assets	1	37	94
Increase (decrease) in:
Accounts payable	80	(236)	(596)
Accrued expenses	40	550	(571)

Net cash provided by (used in) operating activities	3,425	3,156	(762)

Cash Flows from Investing Activities:
Purchase of property and equipment	(453)	(214)	(1,021)
Purchase of patent license	(200)	(70)	—
Proceeds from sale / disposal of assets	49	—	956
Net cash paid in acquisition of Molecular Circuitry, Inc.	—	—	(39)

Net cash used in investing activities	(604)	(284)	(104)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	242	290	168
Proceeds from employee stock purchase plan	18	14	37
Proceeds from issuance of long and short term debt	551	372	1,947
Repayments on financing obligations	(761)	(601)	(3,031)
Proceeds from sale of stock	—	—	1,464

Net cash provided by financing activities	50	75	585

Effect on exchange rate changes on cash	67	113	—
Net increase (decrease) in Cash and Cash Equivalents	2,938	3,060	(281)
Cash and Cash Equivalents, Beginning of Year	5,158	2,098	2,379

Cash and Cash Equivalents, End of Year	$8,096	$5,158	$2,098

Supplemental Cash Flow Disclosure:
Cash paid for taxes	$6	$4	$3
Cash paid for interest	50	65	89
Non-cash investing and financing activity:
Common stock issued for the purchase of
Molecular Circuitry Inc.	—	—	2,502

The accompanying notes are an integral part of these statements.

Back to Contents

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004
(in thousands, except share and per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CERTAIN BALANCE SHEET INFORMATION:

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

Accounts Receivable

As of December 31, 2004, 2003 and 2002, the allowance for doubtful accounts was $186, $103 and $294, respectively. If receivables become uncollectible, the Company’s policy is to charge these write-offs against the allowance. The Company continually reviews the realizablity of its receivables and charges current period earnings for the amount deemed unrealizable. At December 31, 2004 and 2003 net accounts receivable were $3,107 and $3,378, respectively.

A summary of the activity in the allowance for doubtful accounts for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004	2003	2002

Balance, January 1	$103	$294	$215

Additions-charged to costs and expenses	140	8	196
Additions-reserves acquired in business combinations	—	—	40
Deductions-written off as uncollectible	(57)	(199)	(157)

Balance, December 31	$186	$103	$294

Inventories

The Company’s inventories are valued at the lower of cost or market.

For inventories that consist primarily of test kit components, bulk antibody serum and antibody products, cost is determined using the first in, first out method. Realization of inventories is dependent upon the successful marketing of our products. Judgments are made regarding the carrying value of inventory based on current market conditions. Market conditions may change depending upon competitive product introductions and customer demand. If market conditions change or if the introduction of new products by the Company impacts the market for previously released products, the Company may be required to write-down the cost of its inventory. For example, in 2003 the Company incurred a $3.0 million non-cash charge in connection with the write-down of certain antibody inventories related to the exiting of the catalog antibody business.

For inventories that consist of costs associated with the production of custom antibodies, cost is determined using the specific identification method. Realization of such inventories is dependent upon the successful completion of a project in accordance with customer specifications. Losses on projects in progress are recorded in the period such losses become likely.

Back to Contents

At December 31, inventories consisted of the following:

	2004	2003

	(as restated)	(as restated)
Raw materials	$1,410	$1,246
Work in progress	633	755
Finished goods	1,175	1,406

Net inventories	$3,218	$3,407

In the fourth quarter 2003, the Company took a charge of $3.0 million to write-down inventories. This charge is a result of the Company undertaking a review of its operations in a manner designed to assure that the Company focuses its resources on its most promising growth opportunities. The write-down reflects the Company’s decision to exit its “catalog” antibody business and to focus on its custom and made-to-order sales of antibody products, and the elimination of inventories of test kit products that are not contributing significantly to revenue or profitability. In 2004, the Company recovered $389,000 from sales of certain of this inventory.

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

Revenue Recognition

Revenues composed of sales of immunoassay-based test kits and certain antibodies and immunochemical reagents are recognized upon the shipment of the product and transfer of title or when related services are provided. Revenues associated with such products or services are recognized when persuasive evidence of an order exists, shipment of product has occurred or services have been provided, the price is fixed or determinable and, collectibility is reasonably assured. Management is required to make judgments based on actual experience about whether or not collectibility is reasonably assured.

The Company enters into contracts related to the production of custom antibodies, which provide for the performance of defined tasks for a fixed price, with delivery of the product upon completion of production. The standard time to complete a project is typically longer than 30 days but less than 12 months and effort is expended over the life of the project. Revenues related to sales of custom antibody projects are recognized when a project’s specifications have been met and the related materials have been shipped.

Fees associated with products and services added on to a custom antibody project subsequent to delivery of the initial project are billed monthly and recognized as revenue as the services and other deliverables are provided.

Contract revenues are recognized upon the completion of contractual milestones.

Back to Contents

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

	Twelve Months Ended December 31,

	2004	2003	2002

	(as restated)	(as restated)	(as restated)
Net income (loss)	$1,379	$(653)	$(1,050)
Add: Stock-based employee compensation expense
included in reported net income (loss), net of related
tax effects	125	34	1
Deduct: Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects	(559)	(579)	(406)

Pro forma net income (loss)	$945	$(1,198)	$(1,455)

Earnings (loss) per share:
Basic—as restated	$0.07	$(0.03)	$(0.06)

Basic—pro forma	$0.05	$(0.06)	$(0.08)

Diluted—as restated	$0.07	$(0.03)	$(0.06)

Diluted—pro forma	$0.05	$(0.06)	$(0.08)

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

Back to Contents

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

Listed below are the basic and diluted share calculations for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002

	(as restated)	(as restated)	(as restated)
Average common shares outstanding	19,242,172	18,998,522	18,418,660
Shares used in computing basic net income (loss) per share	19,242,172	18,998,522	18,418,660

Stock options	252,620	—	—

Shares used in computing diluted net income (loss) per share	19,494,792	18,998,522	18,418,660

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

Back to Contents

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

2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Following a series of discussions with the U.S. Securities and Exchange Commission (the “SEC”), the Company determined on December 15, 2005 that it would change its method of accounting for revenue on certain custom antibody arrangements. Accordingly, the Company decided to restate its previously issued financial statements for the years ended December 31, 2004, 2003 and 2002 to effect the change. The Company changed its revenue recognition policy for custom antibody projects to utilize a methodology whereby revenue is recognized when a project’s specifications have been met and the related antibodies have been shipped, rather than on the percentage-of-completion methodology the Company had used since 1996.

Back to Contents

The adjustments required to effect this change in accounting primarily impact certain line items as reported in the Consolidated Balance Sheet and Statement of Operations as follows: accounts receivable because of the elimination of unbilled receivables; revenues because they are now recognized when a project is complete; inventories, accrued expenses and manufacturing costs because of the deferral of costs until the completion of a project; and, taxes because of the changes in net income. The cumulative effect of these adjustments on the accumulated deficit at January 1, 2002 is an increase of $180,000. In addition, the Company identified errors in the 2004 and 2003 financial statements that, although considered to be immaterial, have been recorded in the restated 2004 and 2003 Consolidated Balance Sheets and Statements of Operations. The effect of these immaterial errors on net income in 2004 and 2003 is a decrease of $38,000 and increase of $48,000, respectively.

The following schedules reconcile the amounts originally reported in the Company’s consolidated balance sheets as of December 31, 2004 and 2003, and the consolidated statements of operations for each year in the three year period ended December 31, 2004 to the corresponding amounts in each of these statements (in thousands).

	December 31,		December 31,
	2004	Adjustments	2004

	(as reported)		(as restated)
Selected Balance Sheet Amounts:
Receivables, net	$3,858	(751)	3,107
Inventories	$3,090	128	3,218
Other current assets	$336	31	367
Total current assets	$16,451	(592)	15,859
Deferred tax asset	$8,288	127	8,415
Intangible assets, net	$6,996	(4)	6,992
Total assets	$35,342	(469)	34,873
Accrued expenses	$1,525	(270)	1,255
Total current liabilities	$2,604	(270)	2,334
Accumulated deficit	$(4,759)	(199)	(4,958)
Total stockholders’ equity	$31,965	(199)	31,766
Total liabilities and stockholders’ equity	$35,342	(469)	34,873

Selected Statement of Operations Amounts:
Product related revenues	$24,011	(306)	23,705
Total revenues	$24,011	(306)	23,705
Manufacturing expenses	$10,442	(63)	10,379
Selling general and administrative expenses	$9,241	(30)	9,211
Total operating expenses	$22,240	(93)	22,147
Operating income (loss)	$1,771	(213)	1,558
Income (loss) before taxes	$1,824	(213)	1,611
Income tax expense (benefit)	$321	(89)	232
Net income (loss)	$1,503	(124)	1,379
Basic net income (loss) per share applicable to common shareholders	$0.08	(0.01)	0.07
Diluted net income (loss) per share applicable to common shareholders	$0.08	(0.01)	0.07

Back to Contents

	December 31,		December 31,
	2003	Adjustments	2003

	(as reported)		(as restated)
Selected Balance Sheet Amounts:
Receivables, net	$3,795	(417)	3,378
Inventories	$3,230	177	3,407
Total current assets	$14,021	(240)	13,781
Deferred tax asset	$8,347	38	8,385
Total assets	$33,275	(202)	33,073
Accrued expenses	$1,342	(127)	1,215
Total current liabilities	$2,341	(127)	2,214
Accumulated deficit	$(6,262)	(75)	(6,337)
Total stockholders’ equity	$29,951	(75)	29,876
Total liabilities and stockholders’ equity	$33,275	(202)	33,073

Selected Statement of Operations Amounts:
Product related revenues	$25,466	226	25,692
Total revenues	$25,583	226	25,809
Manufacturing expenses	$14,511	(104)	14,407
Selling general and administrative expenses	$10,046	0	10,046
Total operating expenses	$27,160	(104)	27,056
Operating income (loss)	$(1,577)	330	(1,247)
Income (loss) before taxes	$(1,617)	330	(1,287)
Income tax expense (benefit)	$(763)	129	(634)
Net income (loss)	$(855)	202	(653)
Basic net income (loss) per share applicable to common shareholders	$(0.04)	0.01	(0.03)
Diluted net income (loss) per share applicable to common shareholders	$(0.04)	0.01	(0.03)

	December 31,		December 31,
	2002	Adjustments	2002

	(as reported)		(as restated)
Selected Statement of Operations Amounts:
Product related revenues	$23,264	(296)	22,968
Total revenues	$23,781	(296)	23,485
Manufacturing expenses	$12,340	(70)	12,270
Selling general and administrative expenses	$10,277	0	10,277
Total operating expenses	$25,915	(70)	25,845
Operating income (loss)	$(2,134)	(226)	(2,360)
Income (loss) before taxes	$(1,810)	(226)	(2,036)
Income tax expense (benefit)	$(898)	(88)	(986)
Net income (loss)	$(912)	(138)	(1,050)
Basic net income (loss) per share applicable to common shareholders	$(0.05)	(0.01)	(0.06)
Diluted net income (loss) per share applicable to common shareholders	$(0.05)	(0.01)	(0.06)

Back to Contents

There is no impact on net cash provided by (used in) operating activities, net cash used in investing activities or on net cash provided by financing activities as reported on the consolidated statements of cash flows for the three years ended December 31, 2004.

3. ACQUISITIONS

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

Depreciation expense was $735, $652 and $790 in 2004, 2003 and 2002, respectively.

Back to Contents

5. INTANGIBLE ASSETS:

As of December 31, intangible assets consisted of the following:

	2004	2003	Lives

Goodwill	$5,168	$5,168	N/A
Other	3,000	2,800	5-20
Less—accumulated amortization	(1,176)	(1,011)

Net intangible assets	$6,992	$6,957

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

Amortization of these intangible assets was $165, $179 and $101 in 2004, 2003 and 2002, respectively. The following table is a schedule of the expected amortization expense in each of the next five years:

Year	Amount

2005	$206
2006	200
2007	200
2008	198
2009	143

6. ACCRUED EXPENSES:

As of December 31, accrued expenses consisted of the following:

	2004	2003

	(as restated)	(as restated)
Royalties	$105	$89
Compensation	634	303
Severance and related expenses	—	391
Purchases	357	121
Other	159	311

Total accrued expenses	$1,255	$1,215

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

Back to Contents

On December 13, 2001, the Company entered into an agreement with a commercial bank to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $1,500 in financing, $984 of which was outstanding at December 31, 2004, and is repayable over seven years, with principal payments that began on October 1, 2002. The loan bears a variable interest rate of between 2% and 3% over LIBOR depending upon the ratio of the Company’s funded debt to EBITDA, as defined. Payments are due monthly, with equal amortization of principal payments plus interest. The Company’s annual effective rate of interest on this loan at December 31, 2004, was approximately 4.18%.

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

Back to Contents

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

The following table provides additional information about the Company’s stock options outstanding at December 31, 2004:

Range of Exercise Prices	Options Outstanding			Options Exercisable

	Options Outstanding At 12/31/04	Weighted Average		Options Exercisable	Wtd. Average Exercise Price

		Remaining Contractual Life	Exercise Price

$0.19 - $ 0.19	11,727	0.6 Years	$0.19	11,727	$0.19
$1.88 - $ 2.65	556,500	2.6 Years	$2.30	504,500	$2.26
$2.88 - $ 4.69	1,379,750	7.3 Years	$3.72	830,321	$3.64
$5.17 - $ 6.94	151,250	6.5 Years	$6.23	120,000	$6.27

$0.19 - $ 6.94	2,099,227	6.0 Years	$3.50	1,466,548	$3.36

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

During the years ended December 31, 2004 and 2003, a total of 46,116 and 95,580 restricted stock units, respectively, were granted. A restricted stock unit is the right to receive shares. The value of the restricted stock units granted (based on the market price for the stock at the date of grant) during the years ended December 31, 2004 and 2003, totaled $152 and $392, respectively. Units granted are generally scheduled to vest over periods of two to five years. The cost of the grant is charged to operations over the vesting period. The total unvested number of units at December 31, 2004, was 109,500.

9. SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION:

Financial Accounting Standards Board Statement No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”) equires that companies report separately in the financial statements certain financial and descriptive information about operating segments profit or loss, certain specific revenue and expense items and segment assets. Additionally, companies are required to report information about the revenue derived from their products and service groups, about geographic areas in which the Company earns revenue and holds assets, and about major customers. Due to the organizational changes made in early 2003, including combining manufacturing, sales and other functions of the two previously reported segments, test kits and antibody, the Company has one reporting segment, as the Chief Operating Decision Maker will not have access to nor request such financial information.

Back to Contents

Geographic:

The following table sets forth sales by geographic region:

	Twelve Months
	Ended December 31,

	2004	2003	2002

	(as restated)	(as restated)	(as restated)
United States	$16,852	$19,412	$16,921
Rest of the world	6,853	6,397	6,564

Total	$23,705	$25,809	$23,485

The Company’s basis for identifying sales by country is the ship-to location. There were no individual countries outside of the United States that represented more than 10% of the total revenues of the Company. There are no significant long-lived assets located outside the United States.

10. COMMITMENTS AND CONTINGENCIES:

The Company leases its office and manufacturing facilities and other equipment under operating leases. Rent expense for the years ended December 31, 2004, 2003 and 2002, was $691, $722 and $823, respectively. Future commitments under non-cancelable leases at December 31 are as follows:

2004	$617
2005	620
2006	595
2007	60
2008	45
2009 and thereafter	75

$2,012

The Company’s subsidiary, AZUR Environmental Limited, is the original lessee for two real property leases located in the United Kingdom. In 2001, the landlord of the two properties gave AZUR Environmental Limited its consent to allow AZUR to assign the lease and its related obligations to a third party. As inducement to the landlord to grant the assignment, AZUR was required to guarantee performance under the original lease terms if the third party fails to perform. Both lease terms expire in November 2016 and provide for annual principal rent payments of approximately $300 in the aggregate. The Company believes that based on its assessment of the current financial strength of the third party, no liability is required to be recorded with regard to the guarantee or lease obligation, and no amounts have been included in the non-cancelable lease table above.

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

Back to Contents

12. INCOME TAXES:

The components of income (loss) before tax benefit (expense) as of December 31 are as follows:

	2004	2003	2002

	(as restated)	(as restated)	(as restated)
United States	$1,236	$(1,332)	$(2,206)
Rest of the world	375	45	170

Total	$1,611	$(1,287)	$(2,036)

The income tax expense (benefit) consists of the following:

		2004	2003	2002

		(as restated)	(as restated)	(as restated)
Federal	current	$(69)	$7	$—
	deferred	468	(496)	(791)

		399	(489)	(791)

State	current	23	(32)	—
	deferred	(90)	(113)	(195)

		(67)	(145)	(195)

Foreign	current	—	—	—
	deferred	(100)	—	—

		(100)	—	—

Total		$232	$(634)	$(986)

The following table summarizes the significant differences between the U.S. Federal statutory rate and the Company’s effective tax rate for financial statement purposes:

	2004	2003	2002

	(as restated)	(as restated)	(as restated)
Statutory tax rate	34.0%	(34.0%)	(34.0%)
State taxes, net of U.S. Federal benefit	(2.8%)	(7.4%)	(6.3%)
Foreign NOL not previously recorded	(14.3%)	(1.2%)	(2.8%)
Research and development credits	(5.1%)	(7.7%)	(5.3%)
Other, net	2.6%	1.0%	0.0%

Total	14.4%	(49.3%)	(48.4%)

Back to Contents

Significant components of the Company’s deferred tax assets as of December 31 are as follows:

	2004	2003

	(as restated)	(as restated)
Net operating loss carryforwards	$9,797	$8,928
Credit carryforwards	435	350
Amortization and depreciation	1,376	1,589
Deferred compensation	167	150
Non-deductible reserves and other	180	223
Inventory costs not currently deductible	177	1,254

Total deferred tax assets	12,132	12,494
Valuation allowance	(2,646)	(2,773)

Net deferred tax assets	$9,486	$9,721

In assessing the realizablity of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of existing temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based upon historical taxable income and projections for future taxable income over the periods in which the deferred tax items are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2004.

At December 31, 2004, management concluded that no valuation allowance is necessary for federal deferred tax assets after considering the positive and negative factors. In making this determination, the Company considered the following positive factors:

•	the strong operating performance over the past five years after adjusting for specific non-recurring transactions such as restructuring activities and the decision to exit the catalog antibody product line during the year ended December 31, 2003:

•	past and anticipated new product launches; and,

•	the operating efficiencies obtained in the antibody product lines from changes made during the year ended December 31, 2002.

The Company also considered the following negative factors:

•	losses before taxes of $1.3 million in 2003 and $2.0 million in 2002 without removing the effect of $3.6 million of 2003 expenses that management believes are outside of normal operations.

•	a cumulative loss before taxes of $1.7 million for the three year period from 2002 through 2004 without removing the effect of $3.6 million of 2003 expenses that management believes are outside of normal operations;

•	the 2004 income before taxes was lower than 2004 expectations at the beginning of the year; and,

•	federal net operating loss carry forwards begin to expire in 2007.

At December 31, 2004, management has concluded that a full valuation allowance is necessary for deferred tax assets in certain state jurisdictions. For the state jurisdictions, management has considered the same positive and negative evidence as utilized for the federal deferred tax assets described above. The Company has also considered the substantial reduction of its presence in North Carolina and Pennsylvania since the time when the net operating losses were incurred in those jurisdictions as additional negative evidence.

At December 31, 2004, management considered positive and negative indicators in concluding that a substantial valuation allowance was necessary for foreign deferred tax assets. The positive indicators included the contribution to income before taxes by the foreign operations in the United Kingdom (“UK”) for 2004 and the expected income before taxes in the UK for 2005. The negative indicators included a history of substantial net operating losses in the UK, the lack of income before taxes until 2004, and limitations with regard to estimating income in the UK beyond 2005 resulting from the hiring of a UK Director of Distribution late in 2004 and the rebuilding of the UK distributor network.

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

As of December 31, 2004, the Company had federal net operating loss carryforwards, including those acquired, of approximately $18,895, which begin to expire as follows:

Back to Contents

Amount of
NOL
Year	(in thousands)

(as restated)
2007	$946
2008	2,565
2009	3,297
2010	5,109
2017	760
2018	1,327
2019	550
2020	55
2021	33
2022	2,234
2024	2,019

Total	$18,895

Based on the best information available to the Company today, the Company expects to have sufficient future taxable income to utilize such NOLs prior to the expiration of the net operating loss carry forwards.

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

Back to Contents

14. QUARTERLY FINANCIAL DATA (unaudited):

	Three Months Ended

	March 31	June 30	September 30	December 31

	(as restated)	(as restated)	(as restated)	(as restated)
	(In thousands except per share data)
2004
Revenues	$6,212	$5,550	$5,583	$6,360
Gross profit (1)	3,595	2,863	3,000	3,868
Net income (loss)	337	161	297	584
Basic earnings (loss) per share	0.02	0.01	0.01	0.03
Diluted earnings (loss) per share	0.02	0.01	0.02	0.03

2003
Revenues	$6,465	$6,547	$6,642	$6,155
Gross profit (1)	3,890	3,633	3,531	348
Net income (loss)	495	260	362	(1,770)
Basic earnings (loss) per share	0.03	0.01	0.02	(0.09)
Diluted earnings (loss) per share	0.03	0.01	0.02	(0.09)

(1) Gross profit is revenues less manufacturing expenses.

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATEGIC DIAGNOSTICS INC.

Date:	February 22, 2006	/s/ MATTHEW H. KNIGHT

Matthew H. Knight
President, Chief Executive Officer
(Principal Executive Officer) and Director

Date:	February 22, 2006	/s/ ANTHONY J. SIMONETTA

Anthony J. Simonetta
Vice President—Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	February 22, 2006	/s/ MORTON COLLINS

Morton Collins
Director

Date:	February 22, 2006	/s/ RICHARD J. DEFIEUX

Richard J. Defieux
Director

Date:	February 22, 2006	/s/ HERBERT LOTMAN

Herbert Lotman
Director

Date:	February 22, 2006	/s/ TIMOTHY S. RAMEY

Timothy S. Ramey
Director

Date:	February 22, 2006	/s/ STEPHEN L. WAECHTER

Stephen L. Waechter
Director

Date:	February 22, 2006	/s/ GROVER C. WRENN

Grover C. Wrenn
Director