Form 10-K/A
period 2005-12-31
STRATEGIC DIAGNOSTICS INC/DE/
filed 2006-03-15
CIK 911649

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

We are further amending our annual report on Form 10-K for the year ended December 31, 2004, which was first amended on February 22, 2006 (Amendment No. 1).

This Amendment No. 2 is being filed solely to revise our conclusions, set forth in Item 9A of the amended 10-K, regarding the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Act of 1934, as amended, as of December 31, 2004.

Amendment No. 1 to the 2004 Form 10-K was filed in order to restate our consolidated financial statements for the years ended December 31, 2002, 2003 and 2004 and the related disclosures. Amendment No. 1 also included the restatement of the selected financial data as of and for the years ended December 31, 2000, 2001, 2002, 2003 and 2004. A further discussion of this restatement is included in Note 2 to our consolidated financial statements included in the Form 10-K/A in “Item 15 Exhibits, Financial Statement Schedules and Reports on Form 8-K.”

The following items in Amendment 1 of the 2004 Form 10-K were amended as a result of the restatement:

•	Part I—Item 1—Business;

•	Part II—Item 6—Selected Financial Data;

•	Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations;

•	Part II—Item 8—Financial Statements and Supplementary Data;

•	Part II—Item 9A—Controls and Procedures; and

•	Part IV—Item 15—Exhibits, Financial Statement Schedules and Reports on Form 8-K.

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

Back to Contents

The Company’s Chief Executive Officer and Chief Financial Officer have reassessed our disclosure controls and procedures for this Form 10-K/A. Based on the reassessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were therefore not, as of December 31, 2004, effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Back to Contents

14. QUARTERLY FINANCIAL DATA (unaudited):

	Three Months Ended

	March 31	June 30	September 30	December 31

	(as restated)	(as restated)	(as restated)	(as restated)
	(In thousands except per share data)
2004
Revenues	$6,212	$5,550	$5,583	$6,360
Gross profit (1)	3,698	2,966	3,100	3,562
Net income (loss)	337	161	297	584
Basic earnings (loss) per share	0.02	0.01	0.02	0.03
Diluted earnings (loss) per share	0.02	0.01	0.02	0.03

2003
Revenues	$6,465	$6,547	$6,642	$6,155
Gross profit (1)	3,890	3,633	3,531	348
Net income (loss)	495	260	362	(1,770)
Basic earnings (loss) per share	0.03	0.01	0.02	(0.09)
Diluted earnings (loss) per share	0.03	0.01	0.02	(0.09)

(1) Gross profit is revenues less manufacturing expenses.

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATEGIC DIAGNOSTICS INC.

Date:	March 15, 2006	/s/ MATTHEW H. KNIGHT

Matthew H. Knight
President, Chief Executive Officer
(Principal Executive Officer) and Director

Date:	March 15, 2006	/s/ ANTHONY J. SIMONETTA

Anthony J. Simonetta
Vice President—Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	March 15, 2006	/s/ MORTON COLLINS

Morton Collins
Director

Date:	March 15, 2006	/s/ RICHARD J. DEFIEUX

Richard J. Defieux
Director

Date:	March 15, 2006	/s/ HERBERT LOTMAN

Herbert Lotman
Director

Date:	March 15, 2006	/s/ TIMOTHY S. RAMEY

Timothy S. Ramey
Director

Date:	March 15, 2006	/s/ STEPHEN L. WAECHTER

Stephen L. Waechter
Director

Date:	March 15, 2006	/s/ GROVER C. WRENN

Grover C. Wrenn
Director