Form 10-Q/A
period 2005-03-31
STRATEGIC DIAGNOSTICS INC/DE/
filed 2006-03-16
CIK 911649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _______ to______

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

Yes:	No:

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes:	No:

As of March 31, 2005 there were 19,570,339 outstanding shares of the Registrant’s common stock, par value $.01 per share.

Back to Contents

STRATEGIC DIAGNOSTICS INC.
EXPLANATORY NOTE

We are amending our quarterly report on Form 10-Q for the period ended March 31, 2005 to restate our consolidated interim financial statements for the three month periods ended March 31, 2005 and 2004 and the related disclosures. Please refer to Note 2 to our consolidated interim financial statements included in this amendment on Form 10-Q/A for a further discussion of the restatement. We have also corrected various minor typographical errors in this Form 10-Q/A that occurred during the process of preparing our 2005 first quarter report on Form 10-Q.

Following a series of discussions with the U.S. Securities and Exchange Commission (the “SEC”), the Company determined on December 15, 2005 that it would change its method of accounting for revenue on certain custom antibody arrangements. Accordingly, the Company’s financial statements for the periods ended March 31, 2005 and 2004 have been restated. The Company changed its revenue recognition policy for custom antibody projects to utilize a methodology whereby revenue is recognized when a project’s specifications have been met and the related antibodies have been shipped, rather than on the percentage-of-completion methodology the Company had used since 1996. The adjustments required to effect this change in accounting impact various line items as reported in the Consolidated Balance Sheet and Statement of Operations.

The Company also identified an error in the financial statements for the three month period ended March 31, 2005 relating to the determination as to whether the Company had established the technological feasibility of a software project as defined by Statement of Financial Accounting Standard No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed” whereby costs had been capitalized rather than recognized as research and development expense.

We have amended our annual report on Form 10-K for the year ended December 31, 2004 to restate our consolidated financial statements for the years ended December 31, 2002, 2003 and 2004 and the related disclosures, have restated our interim financial statements for the quarter ended June 30, 2005 and have issued interim financial statements for the quarter ended September 30, 2005 that incorporate the new methodology.

Except as discussed above, we have not modified or updated disclosures presented in the original quarterly report on Form 10-Q, except as required to reflect the effects of the restatement in this Form 10-Q/A. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of our original Form 10-Q or modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on May 16, 2005. This Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including any amendments to those filings. The following items in this Form 10-Q/A have been amended as a result of the restatement:

•	Part I—Item 1—Financial Statements

•	Part I—Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

•	Part I—Item 4—Controls and Procedures

Please refer to Note 2 to the accompanying consolidated interim financial statements for additional information on the restatement.

STRATEGIC DIAGNOSTICS INC.

Back to Contents

PART I. – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31,	December 31,
	2005	2004

ASSETS	(as restated)	(as restated)
Current Assets:
Cash and cash equivalents	$7,947	$8,096
Receivables, net	3,330	3,107
Inventories	3,287	3,218
Deferred tax asset	892	1,071
Other current assets	1,063	367

Total current assets	16,519	15,859

Property and equipment, net	3,486	3,605
Other assets	5	2
Deferred tax asset	8,277	8,415
Intangible assets, net	6,956	6,992

Total assets	$35,243	$34,873

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$452	$868
Accrued expenses	1,369	1,255
Current portion of long term debt	211	211

Total current liabilities	2,032	2,334

Long-term debt	720	773

Stockholders’ Equity:
Preferred stock, $.01 par value, 20,920,648 shares authorized,
no shares issued or outstanding	—	—
Common stock, $.01 par value, 35,000,000 shares authorized,
19,570,339 and 19,379,602 issued and outstanding
at March 31, 2005 and December 31, 2004, respectively	196	194
Additional paid-in capital	37,125	36,596
Accumulated deficit	(4,539)	(4,958)
Deferred compensation	(411)	(206)
Cumulative translation adjustments	120	140

Total stockholders’ equity	32,491	31,766

Total liabilities and stockholders’ equity	$35,243	$34,873

The accompanying notes are an integral part of these statements.

Back to Contents

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months
	Ended March 31,

	2005	2004

	(as restated)	(as restated)
NET REVENUES:
Product related	$6,677	$6,212

Total net revenues	6,677	6,212

OPERATING EXPENSES:
Manufacturing	2,817	2,617
Research and development	807	587
Selling, general and administrative	2,475	2,528

Total operating expenses	6,099	5,732

Operating income	578	480
Interest income, net	27	4

Income before taxes	605	484
Income tax expense	186	147

Net income	419	337

Basic net income per share	$0.02	$0.02

Shares used in computing basic net income per share	19,458,000	19,211,000

Diluted net income per share	$0.02	$0.02

Shares used in computing diluted net income per share	19,614,000	19,741,000

The accompanying notes are an integral part of these statements.

Back to Contents

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months
	Ended March 31,

	2005	2004

	(as restated)	(as restated)
Cash Flows from Operating Activities :
Net income	$419	$337
Adjustments to reconcile net income to net
cash provided by (used in) operating activities :
Depreciation and amortization	231	219
Stock compensation expense	31	8
Deferred income tax provision	186	147
(Increase) decrease in :
Receivables	(223)	(262)
Inventories	(69)	3
Other current assets	(696)	(237)
Other assets	(3)	—
Increase (decrease) in :
Accounts payable	(416)	(156)
Accrued expenses	114	366

Net cash provided by (used in) operating activities	(426)	425
Cash Flows from Investing Activities :
Purchase of property and equipment	(41)	(71)
Purchase of intangible assets	(17)	—

Net cash used in investing activities	(58)	(71)
Cash Flows from Financing Activities :
Proceeds from exercise of incentive stock options	406	21
Proceeds from employee stock purchase plan	2	4
Proceeds from issuance of long and short term debt	—	551
Repayments on financing obligations	(53)	(162)

Net cash provided by financing activities	355	414
Effect of exchange rate changes on cash	(20)	24
Net increase (decrease) in Cash and Cash Equivalents	(149)	792
Cash and Cash Equivalents, Beginning of Period	8,096	5,158

Cash and Cash Equivalents, End of Period	$7,947	$5,950

Supplemental Cash Flow Disclosure :
Cash paid for taxes	8	5
Cash paid for interest	11	12

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

Basis of Presentation and Interim Financial Statements

The accompanying unaudited consolidated interim financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004. In the opinion of management, the accompanying consolidated financial statements include all adjustments (all of which are of a normal recurring nature) necessary for a fair presentation of the results of operations.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

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

Comprehensive Income

Comprehensive income consists of the following for each period:

	Three Months Ended March 31,

	2005	2004
	(as restated)	(as restated)

Net income	$419	$337
Currency translation adjustment	(20)	24

Total comprehensive income	$399	$361

Back to Contents
2.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS:

Following a series of discussions with the U.S. Securities and Exchange Commission (the “SEC”), the Company determined on December 15, 2005 that it would change its method of accounting for revenue on certain custom antibody arrangements. Accordingly, the Company decided to restate its previously issued financial statements for the year ended December 31, 2004 and as of and for the periods ended March 31, 2005 and 2004 to effect the change. The Company changed its revenue recognition policy for custom antibody projects to utilize a methodology whereby revenue is recognized when a project’s specifications have been met and the related antibodies have been shipped, rather than on the percentage-of-completion methodology the Company had used since 1996. The adjustments required to effect this change in accounting primarily impact certain line items as reported in the Consolidated Balance Sheet and Statement of Operations as follows: accounts receivable because of the elimination of unbilled receivables; revenues because they are now recognized when a project is complete; inventories, accrued expenses and manufacturing costs because of the deferral of costs until the completion of a project; and, taxes because of the changes in net income. In addition, the Company identified errors in the 2004 interim financial statements that, although considered to be immaterial have been recorded in the restated 2004 Consolidated Interim Balance Sheets and Statements of Operations. The effect of these changes was an increase of $82,000 and a decrease of $81,000 in net income for the three months ended March 31, 2005 and 2004, respectively.

In addition, the Company identified an error in the interim financial statements for the three-month period ended March 31, 2005, relating to the determination as to whether the Company had established the technological feasibility of a software development project as defined in Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” whereby costs had been capitalized rather than recognized as research and development expense. Based upon a review of the progress of the project in the fourth quarter of 2005, the Company determined that development issues reported in January 2005 should have led to the conclusion that technological feasibility had not been established. Accordingly, all previously capitalized costs and additional costs incurred to establish technological feasibility should be charged to expense. The effect of this error on net income for the three months ended March 31, 2005 is a decrease of approximately $81,000.

The following schedules reconcile the amounts originally reported in the Company’s consolidated balance sheets as of March 31, 2005 and December 31, 2004, and the consolidated statements of operations for the three month periods ended March 31, 2005 and 2004 to the corresponding amounts in each of these statements (in thousands).

	March 31, 2005		March 31, 2005
		Adjustments

	(as reported)		(as restated)
Selected Balance Sheet Amounts:

Receivables, net	$3,965	(635)	3,330
Inventories	$3,150	137	3,287
Other current assets	$1,004	59	1,063
Total current assets	$16,958	(439)	16,519
Property and equipment, net	$3,647	(161)	3,486
Deferred tax asset	$8,157	120	8,277
Total assets	$35,723	(480)	35,243
Accrued expenses	$1,651	(282)	1,369
Total current liabilities	$2,314	(282)	2,032

Accumulated deficit	$(4,341)	(198)	(4,539)
Total stockholders’ equity	$32,689	(198)	32,491
Total liabilities and stockholders’ equity	$35,723	(480)	35,243

	December 31, 2004		December 31, 2004
		Adjustments

	(as reported)		(as restated)
Selected Balance Sheet Amounts:

Receivables, net	$3,858	(751)	3,107
Inventories	$3,090	128	3,218
Other current assets	$336	31	367
Total current assets	$16,451	(592)	15,859
Deferred tax asset	$8,288	127	8,415
Intangible assets, net	$6,996	(4)	6,992
Total assets	$35,342	(469)	34,873
Accrued expenses	$1,525	(270)	1,255
Total current liabilities	$2,604	(270)	2,334
Accumulated deficit	$(4,759)	(199)	(4,958)
Total stockholders’ equity	$31,965	(199)	31,766
Total liabilities and stockholders’ equity	$35,342	(469)	34,873

Back to Contents

	Three Months Ended		Three Months Ended
	March 31, 2005	Adjustments	March 31, 2005

	(as reported)		(as restated)
Selected Statement of Operations Amounts:
Product related revenues	$6,555	122	6,677
Total revenues	$6,555	122	6,677
Manufacturing expenses	$2,901	(84)	2,817
Research and development	$642	165	807
Selling general and administrative expenses	$2,442	33	2,475
Total operating expenses	$5,985	114	6,099
Operating income (loss)	$570	8	578
Income (loss) before taxes	$597	8	605
Income tax expense (benefit)	$179	7	186
Net income (loss)	$418	1	419
Basic net income (loss) per share applicable to common shareholders	$0.02	0.00	0.02
Diluted net income (loss) per share applicable to common shareholders	$0.02	0.00	0.02

	Three Months Ended		Three Months Ended
	March 31, 2004	Adjustments	March 31, 2004

	(as reported)		(as restated)
Selected Statement of Operations Amounts:
Product related revenues	$6,350	(138)	6,212
Total revenues	$6,350	(138)	6,212
Manufacturing expenses	$2,622	(5)	2,617
Selling general and administrative expenses	$2,528	0	2,528
Total operating expenses	$5,737	(5)	5,732
Operating income (loss)	$613	(133)	480
Income (loss) before taxes	$617	(133)	484
Income tax expense (benefit)	$199	(52)	147
Net income (loss)	$418	(81)	337
Basic net income (loss) per share applicable to common shareholders	$0.02	0.00	0.02
Diluted net income (loss) per share applicable to common shareholders	$0.02	0.00	0.02

Net cash used in operating activities increased by $193,000 and net cash used in investing activities decreased $193,000 for the three months ended March 31, 2005. There was no impact on net cash provided by financing activities for the three month period ended March 31, 2005.

There is no impact on net cash provided by (used in) operating activities, net cash used in investing activities or on net cash provided by financing activities as reported on the consolidated statements of cash flows for the period ended March 31, 2004.

Back to Contents

3.	BASIC AND DILUTED INCOME PER SHARE:

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

As of March 31, 2005, options to purchase 1,995,000 shares of the Company’s common stock were outstanding, with options to purchase approximately 1,361,000 shares exercisable. Listed below are the basic and diluted share calculations.

	Three Months Ended
	March 31,

	2005	2004

Weighted avg. common shares outstanding	19,458,182	19,211,292

Shares used in computing basic net income per share	19,458,182	19,211,292

Stock options	155,603	529,607

Shares used in computing diluted net income per share	19,613,785	19,740,899

4.	STOCK-BASED COMPENSATION

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

Back to Contents

	Three Months Ended
	March 31,

	2005	2004

	(as restated)	(as restated)

Net income	$419	$337
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	21	6

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(184)	(244)

Net income — as adjusted	$256	$99

Earnings per share:
Basic—as reported	$0.02	$0.02

Basic—as adjusted	$0.01	$—

Diluted—as reported	$0.02	$0.02

Diluted—as adjusted	$0.01	$—

5.	INVENTORIES:

The Company's inventories are valued at the lower of cost or market. For inventories that consist primarily of test kit components, bulk serum and antibody products, cost is determined using the first in, first out method. For inventories that consist of costs associated with the production of custom antibodies, cost is determined using the specific identification method. At March 31, 2005 and December 31, 2004, inventories consisted of the following:

	March 31, 2005	December 31, 2004

	(as restated)	(as restated)

Raw materials	$1,503	$1,410
Work in progress	594	633
Finished goods	1,190	1,175

	$3,287	$3,218

Back to Contents
6.	INTANGIBLE ASSETS:

At March 31, 2005 and December 31, 2004, intangible assets consisted of the following:

	March 31, 2005	December 31, 2004

Goodwill	$5,168	$5,168
Other	3,017	3,000
Less – accumulated amortization	(1,229)	(1,176)

Net intangible assets	$6,956	$6,992

7.	DEBT:

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

On December 13, 2001, the Company entered into an agreement with a commercial bank to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $1,500 in financing, $931 of which was outstanding at March 31, 2005, and is repayable over seven years, with principal payments that began on October 1, 2002. The loan bears a variable interest rate of between 2% and 3% over LIBOR depending upon the ratio of the Company’s funded debt to EBITDA, as defined. Payments are due monthly, with equal amortization of principal payments plus interest. The Company’s annual effective rate of interest on this loan at March 31, 2005 was approximately 4.67% .

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

At of March 31, 2005 and December 31, 2004, the outstanding balance on all of the Company’s commercial bank debt was $931 and $984, respectively. This indebtedness is secured by substantially all of the Company’s assets.

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

Restatement of Consolidated Financial Statements

Following a series of discussions with the SEC, the Company determined on December 15, 2005 that it would change its method of accounting for revenue on certain custom antibody arrangements. Accordingly, the Company’s financial statements for the three month periods ended March 31, 2005 and 2004 have been restated. The Company changed its revenue recognition policy for custom antibody projects to utilize a methodology whereby revenue is recognized when a project’s specifications have been met and the related antibodies have been shipped, rather than on the percentage-of-completion methodology the Company had used since 1996. The Company also identified an error in the consolidated interim financial statements for the three month period ended March 31, 2005 related to the determination as to whether the Company had established the technological feasibility of a software project as defined by Statement of Financial Accounting Standard No. 86, “Accounting for the Cost of Computer Software to Be Sold, Leased or Otherwise Marketed,” whereby costs had been capitalized rather than recognized as research and development expense. Please refer to Note 2 to our consolidated interim financial statements for a further discussion of the restatement.

Back to Contents

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

The Company’s food safety product group includes tests to detect targeted traits in genetically engineered plants, tests to detect Genetically Modified (GM) traits in food ingredients and food fractions, tests to detect naturally occurring fungi in grains (mycotoxins) and tests for food pathogens.

The Company’s water quality product group includes analytical tests for drinking water, industrial process water and wastewater analysis, and analytical tests for soil and other waste matrices for use at environmental remediation projects, hazardous waste operations and other applications.

The Company’s antibody product group provides a wide array of custom antibodies and antibody services, including hybridoma development, calibrators, antigens and reagents and the production of monoclonal and polyclonal antibodies, which are embedded in commercialized diagnostic and therapeutic products and are used in clinical research.

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

Results of Operations

Three Months Ended March 31, 2005 versus March 31, 2004

Revenues for the first quarter of 2005 increased 7.5% to $6.68 million, compared to $6.21 million for the first quarter of 2004. Included in revenues in the first quarter of 2004 was $156,000 of revenue associated with the Company’s sale of certain “catalog” antibody inventories that were written-off in the fourth quarter of 2003. Revenues for the first quarter of 2005 continued to be impacted by anticipated reductions in StarLink™ test kit sales, which decreased to $172,000 in the first quarter of 2005, compared to $236,000 in the first quarter of 2004. Sales of the Company’s test kits used in Monsanto’s Value Capture Program, which totaled $425,000 in the first quarter of 2004, decreased to $294,000 in the first quarter of 2005 due to order pattern and court decisions in Brazil that resulted in the temporary ban of the Value Capture Program as well as decisions to allow the planting of GM soy in certain Brazilian states.

Back to Contents

In the first quarter of 2005, the Company began to make payments associated with royalties on sales of test kits that used certain technologies in their manufacture. These payments, totaling $69,000, will be a component of the cost of such products sold going forward.

For the quarter ended March 31, 2005, gross profit (defined as total revenues less manufacturing costs) increased 7.4% to $3.86 million, compared to $3.60 million in the prior year quarter and gross margins decreased from 57.9% in the first quarter of 2004 to 57.8% in the first quarter of 2005.

Operating expenses for the first quarter of 2005 increased 6.4% to $6.10 million, compared to $5.73 million for the first quarter of 2004. The increase was primarily due to the Company’s investment in the commercialization of new technologies for the research and high throughput production of antibodies, totaling $132,000, the investment in a software upgrade for the Microtox® test system totaling $161,000, the royalty obligation noted above and a bad debt reserve for a financially troubled customer, totaling $45,000, all incurred during the quarter ended March 31, 2005.

Research and development spending was $807,000, or 12.0% of net revenues, in the first quarter of 2005, compared to $587,000, or 9.5% of net revenues, in the first quarter of 2004.

Selling, general and administrative expenses were $2.75 million in the first quarter of 2005, compared to $2.53 million in the same quarter in the prior year. Included in selling, general and administrative expenses in the first quarter of 2004 was $100,000 associated with the termination of a distribution reseller agreement for an instrument that electronically interprets strip test lines, which the Company determined was not going to be marketable.

The Company recorded interest income of $27,000 in the first quarter of 2005 compared to $4,000 in the prior year first quarter. The increase was primarily due to higher levels of invested cash and increased interest rates received on invested cash during the 2005 period.

Pre-tax income totaled $605,000 for the three months ended March 31, 2005 compared to pre-tax income of $480,000 for the same period in 2004. Net income in the first quarter of 2005 was $419,000 or $0.02 per diluted share compared to $337,000 or $0.02 per diluted share for the same period in 2004.

The Company’s effective tax rate of 31% for the first quarter of 2005 is below the federal and state statutory rates primarily due to research and development credits and foreign net operating losses not previously benefited.

Food Safety Products

Food safety revenues were $2.50 million in the first quarter of 2005, compared to $2.23 million in the first quarter of 2004, an increase of 12.1% . Food pathogen test sales in the first quarter of 2005 were up over 108% compared to the same quarter of 2004. These increases are a continuation of the positive trend that saw such sales increase 125.0%, 91.0% and 46.0% for the fourth, third and second quarters of 2004, respectively, compared to the corresponding 2003 periods.

Back to Contents

Water and Environmental Products

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

Antibody Products

Antibody revenues increased 18.3% to $2.98 million for the first quarter of 2005 compared to $2.52 million for the same quarter in the prior year. The increase is an extension of a continuing improvement in business, which saw a steep decline in revenues in the first half of 2004. The 2004 decline was associated with several large, one-time customer projects in that year, and the discontinuation of low margin business. Included in antibody revenues in the first quarter of 2004 was $156,000 associated with inventories that were written-off during 2003. Custom and made-to-order antibody services and products are a core competency of the Company and management is encouraged by the continued improvement in this key business area. In 2005, the Company began investing in a new research and production facility to commercialize important new technologies for high throughput production of antibodies and has hired two expert scientists to drive this effort. This technology is specifically targeted at the rapidly developing proteomics market and the enablement of customer research, development and commercialization in the diagnostics, pharmaceutical and research markets.

Liquidity and Capital Resources

The net cash used in operating activities of $426,000 for the first quarter of 2005 was primarily the result of increases in current assets, and decreases in accounts payable levels. The increase in current assets was primarily the result of the purchase of insurance for the 2005 business year, while the decrease in accounts payable is primarily attributable to the purchasing pattern used by the Company in the current three month cycle.

Net cash used in investing activities of $58,000 for the first quarter of 2005 was driven by the capital expenditures for the period of $41,000 and $17,000 for the purchase of technology licenses. This compares to net cash used in investing activities of $71,000 for the same period in 2004, which was driven by the capital expenditures for the period. The capital expenditures for 2005 and 2004 are primarily related to purchases of laboratory and manufacturing equipment.

Net cash provided by financing activities of $355,000 for the first quarter of 2005 was primarily driven by proceeds from the exercise of stock options, which was partially offset by net repayments of outstanding debt. The $414,000 provided by financing activities for the same quarter in 2004 was primarily the result of acquiring a $551,000 loan to finance the Company’s 2004 business insurance program.

Back to Contents

The Company’s working capital, current assets less current liabilities, increased $962,000 to $14.49 million at March 31, 2005 from $13.50 million at December 31, 2004, primarily due to the increase in current assets and reduction in accounts payable as described above. Outstanding debt decreased $53,000 from $984,000 at December 31, 2004 to $931,000 on March 31, 2005, due to scheduled repayments.

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

On December 13, 2001, the Company entered into an agreement with a commercial bank to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $1.5 million in financing, $931,000 of which was outstanding at March 31, 2005, and is repayable over seven years, with principal payments that began on October 1, 2002. The loan bears a variable interest rate of between 2% and 3% over LIBOR depending upon the ratio of the Company’s funded debt to EBITDA. Payments are due monthly, with equal amortization of principal payments plus interest. The Company’s annual effective rate of interest on this loan at March 31, 2005, was approximately 4.67% .

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

For the quarter ended March 31, 2005, the Company satisfied all of its cash requirements from cash provided by operating activities, cash available and on-hand and from the financing agreements described above. At March 31, 2005, the Company had $720,000 in long-term debt and stockholders’ equity of $32.49 million. Although the Company has no material commitments for capital expenditures at March 31, 2005, it does anticipate that it may spend approximately $1.00 million in 2005 to upgrade or expand certain manufacturing, research & development and office equipment and systems that will drive productivity or generate cost savings, and also to introduce automation into certain manufacturing processes that are currently labor intensive.

Back to Contents

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

The calculation of the Company’s EBITDA measure (as discussed above), and the reconciliation of the Company’s EBITDA measure to net cash provided by operating activities for the three months ended March 31, 2005 and 2004, respectively, is as follows (amounts in thousands):

	Three Months Ended March 31,

	2005	2004
	(as restated)	(as restated)

Net cash (used in) provided by operating activities	$(426)	$425
Changes in assets and liabilities:
Receivables	223	262
Inventories	69	(3)
Other current assets	696	237
Other assets	3	—
Accounts payable	416	156
Accrued expenses	(114)	(366)
Stock compensation expense	(31)	(8)
Interest income, net	(27)	(4)

EBITDA	$809	$699

Back to Contents

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company has exposure to changing interest rates, and is currently not engaged in hedging activities. Interest on approximately $1.00 million of outstanding indebtedness is at a variable rate of between 2% to 3% over the published London Interbank Offered Rate (LIBOR), based upon the Company’s ratio of funded debt to EBITDA, and was 3% over LIBOR on average for the year. At the Company’s current level of indebtedness, each 1% change in the variable interest rate will have an effect of $9,000 on the Company’s annual interest expense charges.

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

Back to Contents

Item 4.    Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Act of 1934, as amended, as of March 31, 2005, the end of the period covered by the previously issued first quarter of 2005 Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were functioning effectively as of that date to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Following a series of discussions with the U.S. Securities and Exchange Commission, the Company determined on December 15, 2005 that it would change its method of accounting for revenue on certain custom antibody arrangements. Consequently, the Company has reflected the change in its restated results for all periods presented in this Form 10-Q/A. The Company changed its revenue recognition policy for custom antibody projects to utilize a methodology whereby revenue is recognized when a project’s specifications have been met and the related antibodies have been shipped, rather than on the percentage-of-completion methodology the Company had used since 1996. In addition, the Company corrected an error in these 2005 interim consolidated financial statements relating to the determination as to whether the Company had established the technological feasibility of a software development project.

The Company’s Chief Executive Officer and Chief Financial Officer have reassessed our disclosure controls and procedures for this Form 10-Q/A. Based on the reassessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were therefore not, as of March 31, 2005, effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Subsequent to March 31, 2005, management has instituted additional annual and quarterly review procedures for revenue recognition and software capitalization accounting policies to ensure that we continually evaluate such policies and their compliance with generally accepted accounting principles.

Back to Contents

PART II – OTHER INFORMATION

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

STRATEGIC DIAGNOSTICS INC.

Date:	March 16, 2006	/s/	Matthew H. Knight

Matthew H. Knight
President, Chief Executive Officer
(Principal Executive Officer)

Date:	March 16, 2006	/s/	Anthony J. Simonetta

Anthony J. Simonetta
Vice President – Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)