Form 10-Q/A
period 2005-06-30
STRATEGIC DIAGNOSTICS INC/DE/
filed 2006-03-16
CIK 911649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ___________to _____________

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

STRATEGIC DIAGNOSTICS INC.

EXPLANATORY NOTE

We are amending our quarterly report on Form 10-Q for the period ended June 30, 2005 to restate our consolidated interim financial statements for the three and six month periods ended June 30, 2005 and 2004 and the related disclosures. Please refer to Note 2 to our consolidated interim financial statements included in this amendment on Form 10-Q/A for a further discussion of the restatement. We have also corrected various minor typographical errors in this Form 10-Q/A that occurred during the process of preparing our 2005 second quarter report on Form 10-Q.

Following a series of discussions with the U.S. Securities and Exchange Commission (the “SEC”), the Company determined on December 15, 2005 that it would change its method of accounting for revenue on certain custom antibody arrangements. Accordingly, the Company’s financial statements for the three and six month periods ended June 30, 2005 and 2004 have been restated. The Company changed its revenue recognition policy for custom antibody projects to utilize a methodology whereby revenue is recognized when a project’s specifications have been met and the related antibodies have been shipped, rather than on the percentage-of-completion methodology the Company had used since 1996. The adjustments required to effect this change in accounting impact certain line items as reported in the Consolidated Balance Sheet and Statement of Operations.

The Company also identified an error in the consolidated interim financial statements for the three and six month periods ended June 30, 2005, relating to the determination as to whether the Company had established the technological feasibility of a software project as defined by Statement of Financial Accounting Standard No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed” whereby costs had been capitalized rather than recognized as research and development expense.

We have amended our annual report on Form 10-K for the year ended December 31, 2004 to restate our consolidated financial statements for the years ended December 31, 2002, 2003 and 2004, and our interim report on Form 10-Q for the three month period ended March 31, 2005 and 2004 and the related disclosures. We have issued consolidated interim financial statements for the quarter ended September 30, 2005 that incorporate the new methodology.

Except as discussed above, we have not modified or updated disclosures presented in the original quarterly report on Form 10-Q, except as required to reflect the effects of the restatement in this Form 10-Q/A. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of our original Form 10-Q or modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on August 15, 2005. This Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including any amendments to those filings. The following items in this Form 10-Q/A have been amended as a result of the restatement:

•	Part I—Item 1—Financial Statements

•	Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I—Item 4—Controls and Procedures

Please refer to Note 2 to the accompanying consolidated interim financial statements for additional information on the restatement.

STRATEGIC DIAGNOSTICS INC.

Back to Contents

PART I.

ITEM 1. FINANCIAL STATEMENTS

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30,	December 31,

	2005	2004

	(as restated)	(as restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,575	$8,096
Receivables, net	3,694	3,107
Inventories	3,416	3,218
Deferred tax asset	878	1,071
Other current assets	920	367

Total current assets	17,483	15,859

Property and equipment, net	3,478	3,605
Other assets	6	2
Deferred tax asset	8,241	8,415
Intangible assets, net	6,904	6,992

Total assets	$36,117	$34,873

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$518	$868
Accrued expenses	1,589	1,255
Current portion of long term debt	211	211

Total current liabilities	2,318	2,334

Long-term debt	667	773

Stockholders’ Equity:
Preferred stock, $.01 par value, 20,920,648 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 35,000,000 shares authorized, 19,779,898 and 19,379,602 issued and
outstanding at June 30, 2005 and December 31, 2004, respectively	198	194
Additional paid-in capital	37,619	36,596
Accumulated deficit	(4,401)	(4,958)
Deferred compensation	(343)	(206)
Cumulative translation adjustments	59	140

Total stockholders’ equity	33,132	31,766

Total liabilities and stockholders’ equity	$36,117	$34,873

The accompanying notes are an integral part of these statements

Back to Contents

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(as restated)	(as restated)	(as restated)	(as restated)
NET REVENUES:
Product related	$6,178	$5,550	$12,855	$11,762

Total net revenues	6,178	5,550	12,855	11,762

OPERATING EXPENSES:
Manufacturing	2,898	2,687	5,715	5,304
Research and development	851	506	1,658	1,093
Selling, general and administrative	2,290	2,144	4,765	4,672

Total operating expenses	6,039	5,337	12,138	11,069

Operating income	139	213	117	693

Interest income (expense), net	44	10	71	14

Income before taxes	183	223	788	707

Income tax expense	45	62	231	209

Net income	138	161	557	498

Basic net income per share	$0.01	$0.01	$0.03	$0.03

Shares used in computing basic
net income per share	19,728,000	19,236,000	19,594,000	19,236,000

Diluted net income per share	$0.01	$0.01	$0.03	$0.03

Shares used in computing diluted
net income per share	19,810,000	19,673,000	19,691,000	19,718,000

The accompanying notes are an integral part of these statements

Back to Contents

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,

	2005	2004

	(as restated)	(as restated)
Cash Flows from Operating Activities:
Net income	$557	$498
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	457	442
Stock compensation expense	83	34
Deferred income tax provision	231	209

(Increase) decrease in:
Receivables	(587)	(34)
Inventories	(198)	126
Other current assets	(553)	(172)
Other assets	(4)	—

Increase (decrease) in:
Accounts payable	(350)	(106)
Accrued expenses	334	79

Net cash provided by (used in) operating activities	(30)	1,076

Cash Flows from Investing Activities:
Purchase of property and equipment	(237)	(87)

Net cash used in investing activities	(237)	(87)

Cash Flows from Financing Activities:
Proceeds from exercise of incentive stock options	925	21
Proceeds from employee stock purchase plan	8	7
Proceeds from issuance of long and short term debt	—	551
Repayments on financing obligations	(106)	(381)

Net cash provided by financing activities	827	198

Effect of exchange rate changes on cash	(81)	14

Net increase in cash and cash equivalents	479	1,201
Cash and cash equivalents, beginning of period	8,096	5,158

Cash and cash equivalents, end of period	$8,575	$6,359

Supplemental Cash Flow Disclosure:
Cash paid for taxes	15	5
Cash paid for interest	23	25

The accompanying notes are an integral part of these statements

Back to Contents

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Back to Contents

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

Comprehensive Income

Comprehensive income consists of the following for each period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

	(as restated)	(as restated)	(as restated)	(as restated)
Net income	$138	$161	$557	$498
Currency translation adjustment	(61)	(10)	(81)	14

Total comprehensive income	$77	$151	$476	$512

2.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Following a series of discussions with the U.S. Securities and Exchange Commission (the “SEC”), the Company determined on December 15, 2005 that it would change its method of accounting for revenue on certain custom antibody arrangements. Accordingly, the Company’s financial statements for the three and nine month periods ended September 30, 2004 have been restated. The Company changed its revenue recognition policy for custom antibody projects to utilize a methodology whereby revenue is recognized when a project’s specifications have been met and the related antibodies have been shipped, rather than on the percentage-of-completion methodology the Company had used since 1996. The adjustments required to effect this change in accounting primarily impact certain line items as reported in the Consolidated Balance Sheet and Statement of Operations as follows: accounts receivable because of the elimination of unbilled receivables; revenues because they are now recognized when a project is complete; inventories, accrued expenses and manufacturing costs because of the deferral of costs until the completion of a project; and, taxes because of the changes in net income. In addition, the Company identified errors in the 2004 interim financial statements that, although considered to be immaterial have been recorded in the restated 2004 Consolidated Interim Balance Sheet and Statement of Operations. The effect of these changes was an increase of $5,000, $13,000, $87,000 and a decrease of $68,000 in net income for the three months ended June 30, 2005, the three months ended June 30, 2004, the six months ended June 30, 2005 and six months ended June 30, 2004, respectively.

In addition, the Company identified an error in the interim financial statements for the three and six month periods ended June 30, 2005 relating to the determination as to whether the Company had established the technological feasibility of a software development project as defined in Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed,” whereby costs had been capitalized rather than recognized as research and development. Based upon a review of the progress of the project in the fourth quarter of 2005, the Company determined that development issues reported in January 2005 should have led to the conclusion that technological feasibility had not been established. Accordingly, all previously capitalized costs and additional cost incurred to establish technological feasibility should be charged to expense. The effect of this error on net income is a decrease of approximately $56,000 and $137,000 for the three and six month periods ended June 30, 2005, respectively.

Back to Contents

The following schedules reconcile the amounts originally reported in the Company’s consolidated balance sheets as of June 30, 2005 and December 31, 2004, and the consolidated statements of operations for the three and six month periods ended June 30, 2005 and 2004 to the corresponding amounts in each of these statements (in thousands).

	June 30,		June 30,
	2005	Adjustments	2005

	(as reported)		(as restated)
Selected Balance Sheet Amounts:
Receivables, net	$4,335	(641)	3,694
Inventories	$3,266	150	3,416
Other current assets	$861	59	920
Total current assets	$17,915	(432)	17,483
Property and equipment, net	$3,731	(253)	3,478
Deferred tax asset	$8,090	151	8,241
Total assets	$36,646	(529)	36,117
Accrued expenses	$1,869	(280)	1,589
Total current liabilities	$2,598	(280)	2,318
Accumulated deficit	$(4,152)	(249)	(4,401)
Total stockholder’s equity	$33,381	(249)	33,132
Total liabilities and stockholder’s equity	$36,646	(529)	36,117

	December 31,		December 31,
	2004	Adjustments	2004

	(as reported)		(as restated)
Selected Balance Sheet Amounts:
Receivables, net	$3,858	(751)	3,107
Inventories	$3,090	128	3,218
Other current assets	$336	31	367
Total current assets	$16,451	(592)	15,859
Deferred tax asset	$8,288	127	8,415
Intangible assets, net	$6,996	(4)	6,992
Total assets	$35,342	(469)	34,873
Accrued expenses	$1,525	(270)	1,255
Total current liabilities	$2,604	(270)	2,334
Accumulated deficit	$(4,759)	(199)	(4,958)
Total stockholder’s equity	$31,965	(199)	31,766
Total liabilities and stockholder’s equity	$35,342	(469)	34,873

Back to Contents

	Three Months Ended		Three Months Ended
	June 30, 2005	Adjustments	June 30, 2005

	(as reported)		(as restated)
Selected Statement of Operations Amounts:
Product related revenues	$6,218	(40)	6,178
Total revenues	$6,218	(40)	6,178
Manufacturing expenses	$2,931	(33)	2,898
Research and development	$737	114	851
Selling general and administrative expenses	$2,324	(34)	2,290
Total operating expenses	$5,992	47	6,039
Operating income (loss)	$226	(87)	139
Income (loss) before taxes	$270	(87)	183
Income tax expense (benefit)	$81	(36)	45
Net income (loss)	$189	(51)	138
Basic net income (loss) per share applicable to common shareholders	$0.01	0.00	0.01
Diluted net income (loss) per share applicable to common shareholders	$0.01	0.00	0.01

	Three Months Ended		Three Months Ended
	June 30, 2004	Adjustments	June 30, 2004

	(as reported)		(as restated)
Selected Statement of Operations Amounts:
Product related revenues	$5,420	130	5,550
Total revenues	$5,420	130	5,550
Manufacturing expenses	$2,579	108	2,687
Selling general and administrative expenses	$2,144	0	2,144
Total operating expenses	$5,229	108	5,337
Operating income (loss)	$191	22	213
Income (loss) before taxes	$201	22	223
Income tax expense (benefit)	$53	9	62
Net income (loss)	$148	13	161
Basic net income (loss) per share applicable to common shareholders	$0.01	0.00	0.01
Diluted net income (loss) per share applicable to common shareholders	$0.01	0.00	0.01

Back to Contents

	Six Months Ended		Six Months Ended
	June 30, 2005	Adjustments	June 30, 2005

	(as reported)		(as restated)

Selected Statement of Operations Amounts:
Product related revenues	$12,773	82	12,855
Total revenues	$12,773	82	12,855
Manufacturing expenses	$5,832	(117)	5,715
Research and development	$1,379	279	1,658
Selling general and administrative expenses	$4,766	(1)	4,765
Total operating expenses	$11,977	(161)	12,138
Operating income (loss)	$796	(79)	717
Income (loss) before taxes	$867	(79)	788
Income tax expense (benefit)	$260	(29)	231
Net income (loss)	$607	(50)	557
Basic net income (loss) per share applicable to common shareholders	$0.03	0.00	0.03
Diluted net income (loss) per share applicable to common shareholders	$0.03	0.00	0.03

	Six Months Ended		Six Months Ended
	June 30, 2004	Adjustments	June 30, 2004

	(as reported)		(as restated)
Selected Statement of Operations Amounts:
Product related revenues	$11,770	(8)	11,762
Total revenues	$11,770	(8)	11,762
Manufacturing expenses	$5,201	103	5,304
Selling general and administrative expenses	$4,672	0	4,672
Total operating expenses	$10,966	103	11,069
Operating income (loss)	$804	(111)	693
Income (loss) before taxes	$818	(111)	707
Income tax expense (benefit)	$252	(43)	209
Net income (loss)	$566	(68)	498
Basic net income (loss) per share applicable to common shareholders	$0.03	0.00	0.03
Diluted net income (loss) per share applicable to common shareholders	$0.03	0.00	0.03

Net cash provided by operating activities decreased by $307,000 and net cash used in investing activities decreased by $307,000 for the six months ended June 30, 2005 as a result of the restatement. There was no impact on net cash provided by financing activities for the six months ended June 30, 2005.

There is no impact on net cash provided by operating activities, net cash used in investing activities or on net cash provided by financing activities as reported on the consolidated statements of cash flows for the period ended June 30, 2004.

3.	BASIC AND DILUTED INCOME (LOSS) PER SHARE:

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

Back to Contents

As of June 30, 2005, options to purchase 1,821,000 shares of the Company’s common stock were outstanding, with options to purchase approximately 1,205,000 shares exercisable. Listed below are the basic and diluted share calculations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Weighted avg. common shares outstanding	19,727,816	19,236,317	19,594,497	19,235,938

Shares used in computing basic net income per share	19,727,816	19,236,317	19,594,497	19,235,938

Stock options	82,368	436,613	96,099	482,111

Shares used in computing diluted net income per share	19,810,183	19,672,930	19,690,596	19,718,049

Back to Contents

4.	STOCK-BASED COMPENSATION

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

	(as restated)	(as restated)	(as restated)	(as restated)

Net income	$138	$161	$557	$498

Add: Stock-based employee compensation expense
included in reported net income (loss), net of
related tax effects	39	19	59	24
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(211)	(269)	(394)	(512)

Net income (loss)—as adjusted	$(34)	$(89)	$222	$10

Earnings per share:
Basic—as reported	$0.01	$0.01	$0.03	$0.03

Basic—as adjusted	$—	$—	$0.01	$—

Diluted—as reported	$0.01	$0.01	$0.03	$0.02

Diluted—as adjusted	$—	$—	$0.01	$—

Back to Contents

5.	INVENTORIES:

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

	June 30, 2005	December 31, 2004

	(as restated)	(as restated)
Raw materials	$1,419	$1,410
Work in progress	628	633
Finished goods	1,369	1,175

	$3,416	$3,218

6.	INTANGIBLE ASSETS:

At June 30, 2005 and December 31, 2004, intangible assets consisted of the following:

	June 30, 2005	December 31, 2004

Goodwill	$5,168	$5,168
Other	3,017	3,000
Less-accumulated amortization	(1,281)	(1,176)

Net intangible assets	$6,904	$6,992

7.	DEBT:

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

On December 13, 2001, the Company entered into an agreement with a commercial bank to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $1,500 in financing, $878 of which was outstanding at June 30, 2005, and is repayable over seven years, with principal payments that began on October 1, 2002. The loan bears a variable interest rate of between 2% and 3% over LIBOR depending upon the ratio of the Company’s funded debt to EBITDA, as defined. Payments are due monthly, with equal amortization of principal payments plus interest. The Company’s annual effective rate of interest on this loan at June 30, 2005 was approximately 5.32% .

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

Restatement of Consolidated Financial Statements

Following a series of discussions with the SEC, the Company determined on December 15, 2005 that it would change its method of accounting for revenue on certain custom antibody arrangements. Accordingly, the Company’s financial statements for the three and six month periods ended June 30, 2005 and 2004 have been restated. The Company changed its revenue recognition policy for custom antibody projects to utilize a methodology whereby revenue is recognized when a project’s specifications have been met and the related antibodies have been shipped, rather than on the percentage-of-completion methodology the Company had used since 1996. The Company also identified an error in the financial statements for the three and six month periods ended June 30, 2005 related to the determination as to whether the Company had established the technological feasibility of a software project as defined by Statement of Financial Accounting Standard No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed,” whereby costs had been capitalized rather than expensed as research and development. Please refer to Note 2 to our consolidated interim financial statements for a further discussion of the restatement.

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

Back to Contents

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

Results of Operations

Three Months Ended June 30, 2005 versus June 30, 2004

Revenues for the second quarter of 2005 increased 11.3% to $6.18 million, compared to $5.55 million for the second quarter of 2004. Included in revenues in the second quarter of 2004 was $56,000 of sales associated with certain “catalog” antibody inventories that were written off in the fourth quarter of 2003 and therefore recorded with no associated cost of goods sold. Revenue growth in 2005 continued to be offset by previously anticipated reductions in StarLinkTM test kit sales, which decreased by $43,000 to $233,000 in the second quarter of 2005, compared to the same quarter in 2004.

For the second quarter of 2005, gross profit (defined as total revenues less manufacturing costs) increased 14.5% to $3.28 million, compared to $2.86 million in the second quarter of 2004, and gross margins increased from 51.6% in the second quarter of 2004 to 53.0% in the second quarter of 2005.

Operating expenses for the second quarter of 2005 increased 13.2% to $6.04 million, compared to $5.34 million for the second quarter of 2004, partially due to research expenses incurred of $165,000 related to our investment in the commercialization of new technologies and high throughput production of antibodies and the investment in a software upgrade for the Microtox® test system totaling $114,000.

Back to Contents

Research and development spending was $851,000, or 13.8% of net revenues, in the second quarter of 2005, compared to $506,000, or 9.1% of net revenues, in the second quarter of 2004. This increase reflects our continued commitment to customer-centric product development.

Selling, general and administrative expenses were $2.29 million in the 2005 quarter, compared to $2.14 million for the same quarter in 2004. Selling, general and administrative expenses for the second quarter of 2004 reflect a benefit related to the recovery of a $100,000 receivable it had written off in 2001. No comparable benefit was recorded for the second quarter of 2005.

We recorded interest income, net of interest expense, of $44,000 in the second quarter of 2005 compared to interest income of $10,000 in the prior year second quarter primarily due to higher levels of invested cash during the 2005 period.

Pre-tax income totaled $183,000 for the second quarter of 2005, compared to pre-tax income of $223,000 for the same period in 2004.

Our effective tax rate of 25% for the second quarter of 2005 is below the federal and state statutory rates primarily due to research and development credits and the utilization of foreign net operating losses not previously benefited.

Net income in the second quarter of 2005 was $138,000, compared to $161,000 for the same period in 2004, or $0.01 per diluted share for each quarter. Diluted shares utilized in these computations were 19,810,000 and 19,673,000 for the second quarter of 2005 and 2004, respectively.

Six Months Ended June 30, 2005 vs. June 30, 2004

For the six months ended June 30, 2005, revenues increased 9.3% to $12.86 million, compared to $11.76 million for the same period in 2004. Included in revenues in the six month period ended June 30, 2004 was $212,000 of sales associated with certain “catalog” antibody inventories that were written-off in the fourth quarter of 2003 with substantially no associated cost of goods sold. StarLink™ test kit sales, as described above, decreased to $405,000 for the six month period ended June 30, 2005, compared to $512,000 for the same period in 2004. Sales of our test kits used in other agriculture applications were also down, primarily due to order pattern. We see the agriculture market becoming very competitive among providers of test methods. This market has not expanded as new product introduction has slowed, and existing applications have seen a decrease in testing demand.

Gross profit for the six months ended June 30, 2004 increased $682,000 compared to the first six months of 2004, from $6.46 million to $7.14 million, and gross margins increased from 54.9% in 2004 to 55.5% in 2005.

For the six months ended June 30, 2005, operating expenses increased 9.9% to $12.14 million, compared to $11.07 million in the same period in 2004, due primarily to research expenses incurred of $297,000 related to our investment in the commercialization of new technologies and high throughput production of antibodies and the investment in a software upgrade for the Microtox® test system totaling $279,000.

Back to Contents

For the six months ended June 30, 2005, research and development spending was $1.66 million, or 12.9%, of net revenues, compared to $1.09 million, or 9.3%, for the same period in 2004.

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

Pre-tax income totaled $788,000 for the six months ended June 30, 2005, compared to $707,000 for the same period in 2004.

Our effective tax rate of 29% for the six months ended June 30, 2005 is below the federal and state statutory rates primarily due to research and development credits and the utilization of foreign net operating losses not previously benefited.

Net income in the six months ended June 30, 2005 was $557,000, or $0.03 per diluted share, compared to $498,000 for the same period in 2004, or $0.03 per diluted share for same six month period. Diluted shares totaling 19,691,000 and 19,718,000 were used in the computation for the first six months of 2005 and 2004, respectively.

Product Groups

Food Safety Products – Food safety revenues were $1.85 million in the second quarter of 2005, compared to $1.41 million in the second quarter of 2004, an increase of 31.1% . For the six months ended June 30, 2005, food safety revenues were $4.35 million, compared to $3.65 million for the same period in 2004, an increase of 19.4% . Food pathogen test sales in the second quarter of 2005 and the six months ended June 30, 2005 were up 139.0% and 125.0%, respectively, compared to the same periods of 2004. Contributing to the increase in food pathogen test sales in the second quarter of 2005 is the impact of the previously announced exclusive agreement with an international distributor.

Water and Environmental Products – Water and environmental revenues increased 2.8% to $1.63 million for the second quarter of 2005, compared to $1.59 million for the same quarter in 2004, but decreased 6.4% to $2.85 million for the six month period ended June 30, 2005, compared to $3.05 million for the same period in 2004. Although this product group has historically had high attrition, our efforts, including the development of new channels to market, adding new products and adding sales professionals, are beginning to have a positive impact on revenues. This is the first quarter in several years where this product line has seen an increase over prior quarters. The previously announced US Biosystems (now Genapure) initiative was commercially launched to the Florida market in July 2005 to immediate sales.

Back to Contents

Antibody Products – antibody revenues increased 5.8% to $2.70 million for the second quarter of 2005 compared to $2.55 million for the same quarter in 2004, and increased 11.9% to $5.66 million in the six months ended June 30, 2005, compared to $5.06 million for the same period in the prior year. The increase in the second quarter of 2005 over the same period in 2004 continues the improvement in the business, which saw a steep decline in revenues in the first half of 2004 associated with the completion of several large, one-time customer projects in 2003, and the discontinuation of low margin business early in 2004.

Liquidity and Capital Resources

The net cash used by operating activities of $30,000 for the six months ended June 30, 2005 was primarily the result of cash from operating activities being reduced by increases in current assets. The increase in current assets was primarily the result of the purchase of insurance for the 2005 business year.

Net cash used in investing activities of $237,000 for the six months ended June 30, 2005 was driven by capital expenditures primarily for laboratory and manufacturing equipment related to the Company’s investment in the commercialization of new technologies and high throughput production of antibodies. This compares to net cash used in investing activities of $87,000 for the same period in 2004, which was driven by capital expenditures for the period primarily related to purchases of office and manufacturing equipment.

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

Our working capital, current assets less current liabilities, increased $1.66 million to $15.19 million at June 30, 2005 from $13.53 million at December 31, 2004, primarily due to the increase in current assets described above. Outstanding debt decreased $106,000 from $984,000 at December 31, 2004 to $878,000 on June 30, 2005, due to scheduled repayments.

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

Back to Contents

On December 13, 2001, we entered into an agreement with a commercial bank to finance the construction of new facilities at our Windham, Maine location. This agreement provided for up to $1.5 million in financing, $878,000 of which was outstanding at June 30, 2005, and is repayable over seven years, with principal payments that began on October 1, 2002. The loan bears a variable interest rate of between 2% and 3% over LIBOR depending upon the ratio of our funded debt to EBITDA. Payments are due monthly, with equal amortization of principal payments plus interest. Our annual effective rate of interest on this loan at June 30, 2005 was approximately 5.32%.

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

For the six months ended June 30, 2005, we satisfied all of our cash requirements from cash provided by operating activities, cash available and on-hand and from the financing agreements described above. At June 30, 2005, we had $667,000 in long-term debt and stockholders’ equity of $33.13 million. Although we have no material commitments for capital expenditures at June 30, 2005, we do anticipate that we may spend approximately $1 million in 2005 to upgrade or expand certain manufacturing, research & development and office equipment and systems that will drive productivity or generate cost savings, and also to introduce automation into certain manufacturing processes that are currently labor intensive.

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

Back to Contents

The calculation of our EBITDA measure (as discussed above), and the reconciliation of our EBITDA measure to net cash provided by operating activities for the six months ended June 30, 2005 and 2004, respectively, is as follows:

	Six Months Ended June 30,

	2005	2004

	(as restated)	(as restated)

Net cash (used in) provided by operating activities	$(30)	$1,076
Changes in assets and liabilities:
Receivables	587	34
Inventories	198	(126)
Other current assets	553	172
Other assets	4	—
Accounts payable	350	106
Accrued expenses	(334)	(79)
Stock compensation expense	(83)	(34)
Interest income, net	(71)	(14)

EBITDA	$1,174	$1,135

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Act of 1934, as amended, as of June 30, 2005, the end of the period covered by the previously issued second quarter of 2005 Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were functioning effectively as of that date to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Following a series of discussions with the U.S. Securities and Exchange Commission, the Company determined on December 15, 2005 that it would change its method of accounting for revenue on certain custom antibody arrangements. Consequently, the Company has reflected the change in its restated results for all periods presented in this Form 10-Q/A. The Company changed its revenue recognition policy for custom antibody projects to utilize a methodology whereby revenue is recognized when a project’s specifications have been met and the related antibodies have been shipped, rather than on the percentage-of-completion methodology the Company had used since 1996. In addition, the Company corrected an error in their 2005 interim financial statements relating to the determination as to whether the Company had established the technological feasibility of a software development project.

The Company’s Chief Executive Officer and Chief Financial Officer have reassessed our disclosure controls and procedures for this Form 10-Q/A. Based on the reassessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were therefore not, as of June 30, 2005, effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Not withstanding the need to restate previously issued financial statements, we believe that management had reasonable support for its historical method of accounting.

(b)	Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Subsequent to June 30, 2005, management has instituted additional annual and quarterly review procedures for revenue recognition and software capitalization accounting policies to ensure that we continually evaluate such policies and their compliance with generally accepted accounting principles.

Back to Contents

PART II – OTHER INFORMATION

ITEM 4.	Submission of Matters to a Vote of Security Holders.

On May 3, 2005, we held our annual meeting of stockholders. At the annual meeting, the stockholders voted on the election of three directors, each for a two-year term. The voting results at the annual meeting were as follows:

Name of Nominee	Votes For	Votes Withheld

Morton Collins	17,248,955	132,071
Matthew H. Knight	17,248,360	132,666
Grover C. Wrenn	17,244,388	136,638

The terms of Richard J. Defieux, Herbert Lotman, Timothy S. Ramey and Stephen L. Waechter as directors continued after the annual meeting.

Item 6.	Exhibits

10.1	Exclusive Distribution and Supply Agreement, dated as of May 4, 2005, by and between the Registrant and the DuPont Qualicon division of E.I. du Pont de Nemours. * †

31.1	Certifications of the Chief Executive Officer of Strategic Diagnostics Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certifications of the Chief Financial Officer of Strategic Diagnostics Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer of Strategic Diagnostics Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Strategic Diagnostics Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

†	Previously filed.

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