Form 10-Q
period 2005-09-30
STRATEGIC DIAGNOSTICS INC/DE/
filed 2006-03-16
CIK 911649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549
___________________ FORM 10-Q

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005

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

_________________________________

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

Yes    No

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes    No

     As of September 30, 2005, there were 19,913,453 outstanding shares of the Registrant’s common stock, par value $.01 per share.

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

Accordingly, the accompanying consolidated interim financial statements for the three and nine month periods ended September 30, 2005 reflect this change in our accounting methodology. The accompanying interim financial statements for the three and nine month periods ended September 30, 2004 have been restated to reflect this change in accounting methodology.

Also, we have amended our annual report on Form 10-K for the year ended December 31, 2004 to restate our consolidated financial statements for the years ended December 31, 2002, 2003 and 2004 and the related disclosures, and have amended our interim reports on Form 10-Q for the three month periods ended March 31, 2005 and 2004, and the three and six month periods ended June 30, 2005 and 2004 and the related disclosures.

Please refer to Note 2 to the consolidated interim financial statements for additional information on the restatement.

This Form 10-Q should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including any amendments to those filings.

Back to Contents

STRATEGIC DIAGNOSTICS INC.

Back to Contents

PART I.

Item 1. Financial Statements

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30,	December 31,

	2005	2004

ASSETS
Current Assets:
Cash and cash equivalents	$9,832	$8,096
Receivables, net	3,398	3,107
Inventories	3,288	3,218
Deferred tax asset	930	1,071
Other current assets	640	367

Total current assets	18,088	15,859

Property and equipment, net	3,381	3,605
Other assets	5	2
Deferred tax asset	8,163	8,415
Intangible assets, net	6,852	6,992

Total assets	$36,489	$34,873

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$393	$868
Accrued expenses	1,355	1,255
Current portion of long term debt	211	211

Total current liabilities	1,959	2,334

Long-term debt	615	773

Stockholders' Equity:
Preferred stock, $.01 par value, 20,920,648 shares authorized,
no shares issued or outstanding	—	—
Common stock, $.01 par value, 35,000,000 shares authorized,
19,913,453 and 19,379,602 issued and outstanding
at September 30, 2005 and December 31, 2004, respectively	199	194
Additional paid-in capital	38,043	36,596
Accumulated deficit	(4,082)	(4,958)
Deferred compensation	(289)	(206)
Cumulative translation adjustments	44	140

Total stockholders' equity	33,915	31,766

Total liabilities and stockholders' equity	$36,489	$34,873

The accompanying notes are an integral part of these statements

Back to Contents

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004

		(as restated)		(as restated)
NET REVENUES:
Product related	$6,094	$5,583	$18,949	$17,345

Total net revenues	6,094	5,583	18,949	17,345

OPERATING EXPENSES:
Manufacturing	2,762	2,583	8,477	7,886
Research and development	664	508	2,322	1,602
Selling, general and administrative	2,348	2,114	7,113	6,786

Total operating expenses	5,774	5,205	17,912	16,274

Operating income	320	378	1,037	1,071

Interest income (expense), net	59	17	130	31

Income before taxes	379	395	1,167	1,102

Income tax expense	60	98	291	306

Net income	319	297	876	796

Basic net income per share	$0.02	$0.02	$0.04	$0.04

Shares used in computing basic
net income per share	19,850,000	19,250,000	19,680,000	19,241,000

Diluted net income per share	$0.02	$0.02	$0.04	$0.04

Shares used in computing diluted
net income per share	20,063,000	19,431,000	19,793,000	19,605,000

The accompanying notes are an integral part of these statements

Back to Contents

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months
	Ended September 30,

	2005	2004
		(as restated)
Cash Flows from Operating Activities:
Net income	$876	$796
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	659	654
Stock compensation expense	146	58
Deferred income tax provision	291	306
(Increase) decrease in:
Receivables	(291)	137
Inventories	(70)	122
Other current assets	(273)	39
Other assets	(3)	—
Increase (decrease) in:
Accounts payable	(475)	(77)
Accrued expenses	100	388

Net cash provided by operating activities	960	2,423

Cash Flows from Investing Activities:
Purchase of property and equipment	(322)	(182)

Net cash used in investing activities	(322)	(182)
Cash Flows from Financing Activities:
Proceeds from exercise of incentive stock options	1,335	73
Proceeds from employee stock purchase plan	17	11
Proceeds from issuance of long and short term debt	—	551
Repayments on financing obligations	(158)	(599)

Net cash provided by financing activities	1,194	36

Effect of exchange rate changes on cash	(96)	9

Net increase in cash and cash equivalents	1,736	2,286

Cash and cash equivalents, beginning of period	8,096	5,158

Cash and cash equivalents, end of period	$9,832	$7,444

Supplemental Cash Flow Disclosure:

Cash paid for taxes	18	5

Cash paid for interest	35	38

The accompanying notes are an integral part of these statements

Back to Contents

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES:

Business

Strategic Diagnostics Inc. and its subsidiaries (the “Company”) develops, manufactures and markets biotechnology-based detection solutions to a diverse customer base, across multiple industrial and human health markets for applications in food safety, water quality, diagnostics and therapeutics. By applying its core competency of creating custom antibodies to assay development, the Company produces unique, sophisticated diagnostic testing and reagent systems that are responsive to customer diagnostic and information needs. Customers benefit with quantifiable “return on investment” by reducing time, labor, and/or material costs. All this is accomplished while increasing accuracy, reliability and actionability of essential test results.  The Company is focused on sustaining this competitive advantage by leveraging its expertise in immunology, proteomics, bio-luminescence and other bio-reactive technologies to continue its successful customer-focused research and development efforts.

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

Comprehensive Income

Comprehensive income consists of the following for each period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

		(as restated)		(as restated)
Net income	$319	$297	$876	$796

Currency translation adjustment	(15)	(5)	(96)	9

Total comprehensive income	$304	$292	$780	$805

2.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

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

The following schedules reconcile the amounts originally reported in the Company’s consolidated balance sheet as of December 31, 2004, and the consolidated statements of operations for the three and nine month period ended September 30, 2004 to the corresponding amounts in each of these statements (in thousands).

	December 31, 2004		December 31, 2004
		Adjustments

	(as reported)		(as restated)
Selected Balance Sheet Amounts:

Receivables, net	$3,858	(751)	3,107
Inventories	$3,090	128	3,218
Other current assets	$336	31	367
Total current assets	$16,451	(592)	15,859
Deferred tax asset	$8,288	127	8,415
Intangible assets, net	$6,996	(4)	6,992
Total assets	$35,342	(469)	34,873
Accrued expenses	$1,525	(270)	1,255
Total current liabilities	$2,604	(270)	2,334
Accumulated deficit	$(4,759)	(199)	(4,958)
Total stockholders' equity	$31,965	(199)	31,766
Total liabilities and stockholders' equity	$35,342	(469)	34,873

Back to Contents

	Three Months Ended September 30,2004	Adjustments	Three Months Ended September 30,2004

	(as reported)		(as restated)
Selected Statement of Operations Amounts:

Product related revenues	$5,546	37	5,583
Total revenues	$5,546	37	5,583
Manufacturing expenses	$2,589	(6)	2,583
Selling general and administrative expenses	$2,114	0	2,114
Total operating expenses	$5,211	(6)	5,205
Operating income (loss)	$335	43	378
Income (loss) before taxes	$352	43	395
Income tax expense (benefit)	$81	17	98
Net income (loss)	$271	26	297
Basic net income (loss) per share
applicable to common shareholders	$0.01	0.01	0.02
Diluted net income (loss) per share
applicable to common shareholders	$0.01	0.01	0.02

	Nine Months Ended September 30, 2004	Adjustments	Nine Months Ended September 30, 2004

	(as reported)		(as restated)

Selected Statement of Operations Amounts:

Product related revenues	$17,316	29	17,345
Total revenues	$17,316	29	17,345
Manufacturing expenses	$7,789	97	7,886
Selling general and administrative expenses	$6,786	0	6,786
Total operating expenses	$16,177	97	16,274
Operating income (loss)	$1,139	(68)	1,071
Income (loss) before taxes	$1,170	(68)	1,102
Income tax expense (benefit)	$333	(27)	306
Net income (loss)	$837	(41)	796
Basic net income (loss) per share
applicable to common shareholders	$0.04	0.00	0.04
Diluted net income (loss) per share
applicable to common shareholders	$0.04	0.00	0.04

Back to Contents

3.	BASIC AND DILUTED INCOME (LOSS) PER SHARE:

Basic earnings per share (EPS) is computed by dividing net income available for common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS, except that the dilutive effect of converting or exercising all potentially dilutive securities is also included in the denominator. The Company’s calculation of diluted EPS includes the dilutive effect of exercising stock options into common shares. Excluded from the calculation of diluted shares is the effect of the exercise of options or warrants where such effect would be anti-dilutive.

As of September 30, 2005, options to purchase 1,641,000 shares of the Company’s common stock were outstanding, with options to purchase approximately 1,134,000 shares exercisable. Listed below are the basic and diluted share calculations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Weighted avg. common shares outstanding	19,849,603	19,250,125	19,679,680	19,241,063

Shares used in computing basic
net income per share	19,849,603	19,250,125	19,679,680	19,241,063

Stock options	213,198	180,936	113,785	363,842

Shares used in computing diluted
net income per share	20,062,801	19,431,061	19,793,465	19,604,905

Back to Contents

4.	STOCK-BASED COMPENSATION

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

		(as restated)		(as restated)
Net income, as reported	$319	$297	$876	$796

Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	53	18	110	16

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(158)	(291)	(550)	(834)

Net income (loss)–as adjusted	$214	$24	$436	$(22)

Earnings per share:

Basic–as reported	$0.02	$0.02	$0.04	$0.04

Basic–as adjusted	$0.01	$—	$0.02	$—

Diluted–as reported	$0.02	$0.02	$0.04	$0.04

Diluted–as adjusted	$0.01	$—	$0.02	$—

5.	INVENTORIES:

The Company's inventories are valued at the lower of cost or market. For inventories that consist primarily of test kit components, bulk serum and antibody products, cost is determined using the first in, first out method. For inventories that consist of costs associated with the production of custom antibodies, cost is determined using the specific identification method. At September 30, 2005 and December 31, 2004, inventories consisted of the following:

	September 30, 2005	December 31, 2004

		(as restated)
Raw materials	$1,427	$1,410
Work in progress	497	633
Finished goods	1,364	1,175

	$3,288	$3,218

6.	INTANGIBLE ASSETS:

At September 30, 2005 and December 31, 2004, intangible assets consisted of the following:
	September 30, 2005	December 31, 2004

		(as restated)
Goodwill	$5,168	$5,168
Other	3,017	3,000
Less-accumulated amortization	(1,333)	(1,176)

Net intangible assets	$6,852	$6,992

Back to Contents

7.	DEBT:

On May 5, 2000, the Company entered into a financing agreement with a commercial bank. This agreement provided for a $4,000 term loan, all of which had been paid on or before December 31, 2002, and for up to a $5,000 revolving line of credit, none of which was outstanding and approximately $2,515 of which was available at September 30, 2005, based on eligible assets. The revolving line of credit bears a variable interest rate of between 1.75% and 2.75% over LIBOR depending upon the ratio of the Company’s funded debt to EBITDA, and is subject to a borrowing base determined by the Company’s eligible accounts receivable. The Company’s annual effective rate of interest on this line of credit, taking into account the variable interest rate and LIBOR, was approximately 5.42% at September 30, 2005.

On December 13, 2001, the Company entered into an agreement with a commercial bank to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $1,500 in financing, $826 of which was outstanding at September 30, 2005, and is repayable over seven years, with principal payments that began on October 1, 2002. The loan bears a variable interest rate of between 2% and 3% over LIBOR depending upon the ratio of the Company’s funded debt to EBITDA, as defined. Payments are due monthly, with equal amortization of principal payments plus interest. The Company’s annual effective rate of interest on this loan at September 30, 2005 was approximately 5.67%.

Under the terms of the above financing, as amended, the Company is required to meet certain quarterly financial covenants that include a ratio of EBITDA to current maturities of debt plus interest and cash paid for taxes greater than 1.50 and a ratio of funded debt to EBITDA not to exceed 3.25. Under the amended covenants, the Company met all of its financial covenants with respect to this indebtedness at September 30, 2005 and expects that it will be able to meet all of its financial covenants with respect to this indebtedness for the remainder of 2005.

As a result of the delay in filing Form 10-Q for the three and nine month period ended September 30, 2005, the Company was not in compliance with the timely filing covenants of the above financing. On February 15, 2006, the Company obtained a waiver from the bank for this covenant as of September 30, 2005.

As of September 30, 2005, the outstanding balance on all of the Company’s commercial bank debt was $826. This indebtedness is secured by substantially all of the Company’s assets.

Back to Contents

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements reflecting the current expectations of Strategic Diagnostics Inc. and its subsidiaries (“we,” the “Company” or “SDI”). These statements include, among others, statements regarding: the Company’s intentions with respect to future spending on research and development; the development, market acceptance and sales of tests for food-borne pathogens and related growth media; the size and nature of demand in the markets for the Company’s products and related effects on operating results; the need for water quality and toxicity tests; approval and validation by third parties of the Company’s food pathogen tests; the performance of the Company’s testing products; sales of the Company’s antibodies; timing of new product introductions and other information that may be predictive of future operating results; the Company’s ability to reduce operating expenses; and the Company’s ability to improve operating results thus enabling it to meet future loan covenants. In addition, when used in this Form 10-Q, the words “anticipate,” “enable,” “estimate,” “intend,” “expect,” “believe,” “potential,” “may,” “will,” “should,” “project” and similar expressions as they relate to the Company are intended to identify said forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, which may cause actual results to differ from those anticipated at this time. Such risks and uncertainties include, without limitation, changes in demand for products, delays in product development, delays in market acceptance of new products, retention of customers, attraction and retention of management and key employees, adequate supply of raw materials, inability to obtain or delays in obtaining third party approvals, or required government approvals, the ability to meet increased market demand, competition, protection of intellectual property, non-infringement of intellectual property, seasonality, the ability to obtain financing and other factors more fully described in the Company’s public filings with the U.S. Securities and Exchange Commission.

Restatement of 2004 Consolidated Financial Statements

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

Our primary core competency is the development and manufacture of antibodies. Such antibodies are used by medical diagnostic and pharmaceutical companies, research institutions and incorporated into test kits manufactured by us for the detection of a wide variety of substances related to food safety and water quality.

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

Results of Operations

Three Months Ended September 30, 2005 versus September 30, 2004

Revenues for the third quarter of 2005 increased 9.2% to $6.09 million, compared to $5.58 million for the third quarter of 2004. Included in revenues in the third quarter of 2004 was $37,000 of sales associated with certain “catalog” antibody inventories that were written off in the fourth quarter of 2003 and were therefore recorded with no associated cost of goods sold. Revenue growth in 2005 continued to be offset by previously anticipated reductions in StarLinkTM test kit sales, which decreased by $52,000 to $310,000 in the third quarter of 2005, compared to the same quarter in 2004.

For the third quarter of 2005, gross profit (defined as total revenues less manufacturing costs) increased 11.1% to $3.33 million, compared to $3.00 million in the third quarter of 2004, and gross margins increased from 53.7% in the third quarter of 2004 to 54.7% in the third quarter of 2005. The increase is a result of the benefits the Company is beginning to see from its supply chain improvement initiatives and continuing efforts to minimize low margin business.

Operating expenses for the third quarter of 2005 increased 10.9% to $5.77 million, compared to $5.21 million for the third quarter of 2004. Part of the increase was due to research expenses of $151,000 related to the Company’s investment in the commercialization of new technologies and high throughput production of antibodies and the investment in a software upgrade for the Microtox® test system totaling $79,000.

Research and development spending was $664,000, or 10.9% of net revenues, in the third quarter of 2005, compared to $508,000, or 9.1% of net revenues, in the third quarter of 2004. This level of investment reflects the Company’s continued commitment to customer-centric product development.

Selling, general and administrative expenses were $2.35 million in the 2005 quarter, compared to $2.11 million for the same quarter in 2004. In the third quarter of 2005, the Company recorded $86,000 of costs primarily related to the previously announced closing of its equipment manufacturing facility in July 2005.

Back to Contents

We recorded interest income, net of interest expense, of $59,000 in the third quarter of 2005 compared to interest income of $17,000 in the prior year third quarter primarily due to higher levels of invested cash during the 2005 period.

Pre-tax income totaled $379,000 for the third quarter of 2005, compared to pre-tax income of $395,000 for the same period in 2004.

Our effective tax rate of 16% for the third quarter of 2005 is below the federal and state statutory rates primarily due to research and development credits and the utilization of foreign net operating losses not previously benefited.

Net income in the third quarter of 2005 was $319,000, compared to $297,000 for the same period in 2004, or $0.02 per diluted share for each quarter.

Nine Months Ended September 30, 2005 vs. September 30, 2004

Revenues for the nine months ended September 30, 2005 increased 9.2% to $18.95 million, compared to $17.35 million for the same period in 2004. Included in revenues in the nine month period ended September 30, 2004 was $249,000 of sales associated with certain “catalog” antibody inventories that were written off in the fourth quarter of 2003 with substantially no associated cost of goods sold. StarLink™ sales, as described above, decreased to $715,000 for the nine month period ended September 30, 2005, compared to $874,000 for the same period in 2004. Sales of the Company’s test kits used in agriculture applications continue to be impacted by the competitive pressures of a market where new product introduction has slowed, and existing applications have seen a decrease in testing demand.

Gross profit for the nine months ended September 30, 2005 totaled $10.47 million, as compared to $9.46 million in the first nine months of 2005, an increase of $1.01 million. Gross margins increased to 55.3% in 2005 from 54.5% in 2004.

For the nine months ended September 30, 2005, operating expenses increased 10.1% to $17.91 million, compared to $16.27 million in the same period in 2004, partially due to research expenses of $448,000 related to the Company’s investment in the commercialization of new technologies and high throughput production of antibodies and the investment in a software upgrade for the Microtox® test system totaling $358,000.

For the nine months ended September 30, 2005, research and development spending was $2.32 million, or 12.3%, of net revenues, compared to $1.60 million, or 9.2%, for the same period in 2004.

Selling, general and administrative expenses were $7.11 million for the nine months ended September 30, 2005, compared to $6.79 million for the same period in 2004.

We recorded interest income, net of interest expense, of $130,000 for the nine months ended September 30, 2005 compared to $31,000 for the nine months ended September 30, 2004, due to higher levels of invested cash during the 2005 period.

Back to Contents

Pre-tax income totaled $1.17 million for the nine months ended September 30, 2005, compared to $1.10 million for the same period in 2004.

Our effective tax rate of 25% for the nine months ended September 30, 2005 is below the federal and state statutory rates primarily due to research and development credits and the utilization of foreign net operating losses not previously benefited.

Net income in the nine months ended September 30, 2005 was $876,000, or $0.04 per diluted share, compared to $796,000 for the same period in 2004, or $0.04 per diluted share.Diluted shares totaling 19,793,000 and 19,605,000 were used in the computation for the first nine months of 2005 and 2004, respectively.

Product Groups

Food Safety Products- Food safety revenues were $2.32 million in the third quarter of 2005, compared to $1.74 million in the third quarter of 2004, an increase of 33.2%. For the nine months ended September 30, 2005, food safety revenues were $6.68 million, compared to $5.39 million for the same period in 2004, an increase of 23.9%. These increases were driven by food pathogen test sales in the third quarter of 2005 and the nine months ended September 30, 2005, which were up 111.8% and 119.7%, respectively, compared to the same periods of 2004.

Water and Environmental Products– Revenue decreased 15.3% to $1.09 million for the third quarter of 2005, compared to $1.29 million for the same quarter in 2004, and decreased 9.0% to $3.95 million for the nine month period ended September 30, 2005, compared to $4.34 million for the same period in 2004. The previously announced US Biosystems (now Genapure) initiative was commercially launched to the Florida market in July 2005 and the Company is aggressively working with our partner to gain traction in other markets. Although the Company’s efforts to develop new channels to market, add new products and add sales professionals began to have a positive impact on revenues in the 2nd quarter of 2005, they were not yet enough to offset this product group’s historically high customer attrition rate.

Antibody Products- Antibody revenues increased 5.1% to $2.68 million for the third quarter of 2005 compared to $2.55 million for the same quarter in 2004, and increased 9.2% to $8.32 million in the nine months ended September 30, 2005, compared to $7.62 million for the same period in the prior year. The increase in the first nine months of 2005 over the same period in 2004 is reflective of the improvement in the business from the steep decline in revenues in 2004 associated with the completion of several large, one-time customer projects in 2003, and the discontinuation of low margin business early in 2004.

Liquidity and Capital Resources

The net cash provided by operating activities of $960,000 for the nine months ended September 30, 2005 was primarily the result of the earnings before interest, taxes, depreciation and amortization (EBITDA) reduced by decreases in accounts payable and accrued expenses.

Back to Contents

Net cash used in investing activities of $322,000 for the nine months ended September 30, 2005 was driven by capital expenditures primarily for laboratory and manufacturing equipment, partially related to the Company’s investment in the commercialization of new technologies and high throughput production of antibodies, and facility improvements. This compares to net cash used in investing activities of $182,000 for the same period in 2004, which was driven by capital expenditures for the period primarily related to purchases of office and manufacturing equipment.

Net cash provided by financing activities of $1.19 million for the nine months ended September 30, 2005 was driven by proceeds from the exercise of stock options, which was partially offset by net repayments of outstanding debt. The $36,000 provided by financing activities for the same period in 2004 was primarily the result of acquiring a $551,000 loan to finance our 2004 business insurance program, net of debt repayments.

Our working capital, current assets less current liabilities, increased $2.60 million to $16.13 million at September 30, 2005 from $13.53 million at December 31, 2004, primarily due to the Company’s positive cash flow from operations and proceeds from the exercise of stock options for the 2005 period. Outstanding debt decreased $158,000 from $984,000 at December 31, 2004 to $826,000 on September 30, 2005, due to scheduled repayments.

On May 5, 2000, we entered into a financing agreement with a commercial bank. This agreement provided for a $4.00 million term loan, all of which had been paid on or before December 31, 2002, and for up to a $5.00 million revolving line of credit, none of which was outstanding and approximately $2.52 million of which was available at September 30, 2005, based on eligible assets.

The revolving line of credit bears a variable interest rate of between 1.75% and 2.75% over LIBOR depending upon the ratio of our funded debt to EBITDA, and is subject to a borrowing base determined by our eligible accounts receivable. Our annual effective rate of interest on this line of credit, taking into account the variable interest rate and LIBOR, was approximately 5.42% at September 30, 2005.

On December 13, 2001, we entered into an agreement with a commercial bank to finance the construction of new facilities at our Windham, Maine location. This agreement provided for up to $1.5 million in financing, $826,000 of which was outstanding at September 30, 2005, and is repayable over seven years, with principal payments that began on October 1, 2002. The loan bears a variable interest rate of between 2% and 3% over LIBOR depending upon the ratio of our funded debt to EBITDA. Payments are due monthly, with equal amortization of principal payments plus interest. Our annual effective rate of interest on this loan at September 30, 2005 was approximately 5.67%.

Under the terms of the above financing, as amended, we are required to meet certain quarterly financial covenants that include a ratio of EBITDA to current maturities of debt plus interest and cash paid for taxes greater than 1.50 and a ratio of funded debt to EBITDA not to exceed 3.25. We met all of our financial covenants with respect to this indebtedness at September 30, 2005 and expect that we will be able to meet all of our financial covenants with respect to this indebtedness for the remainder of 2005. As a result of the delay in filing Form 10-Q as of and for the quarter ended September 30, 2005, the Company was not in compliance with its timely filing covenant. On February 15, 2006, the Comapny obtained a waiver from the bank for the covenant as of September 30, 2005.

Back to Contents

For the nine months ended September 30, 2005, we satisfied all of our cash requirements from cash provided by operating activities and cash available and on-hand. At September 30, 2005, we had $615,000 in long-term debt and stockholders’ equity of $33.92 million. We have no material commitments for capital expenditures at September 30, 2005.

Based upon our cash on hand, credit facilities, current product sales and the anticipated sales of new products, we believe we have, or have access to, sufficient resources to meet our operating requirements at least through October 2006. Our ability to meet our long-term capital needs will depend on a number of factors, including compliance with existing and new loan covenants, the success of our current and future products, the focus and direction of our research and development programs, competitive and technological advances, future relationships with corporate partners, government regulation, our marketing and distribution strategy, our successful sale of additional common stock and/or our successfully locating and obtaining other financing, and the success of our plan to make future acquisitions. Accordingly, no assurance can be given that we will be able to meet the future liquidity requirements that may arise from these inherent and similar uncertainties.

Non-GAAP Financial Measures

EBITDA measures are presented as we believe this provides investors and our management with additional information to assess our liquidity. EBITDA measures are not a measure of performance under GAAP, and therefore should not be considered in isolation or as a substitute for net income or cash flows from operations. Additionally, our EBITDA calculations may differ from the EBITDA calculations of other companies.

The calculation of our EBITDA measure (as discussed above), and the reconciliation of our EBITDA measure to net cash provided by operating activities for the nine months ended September 30, 2005 and 2004, respectively, is as follows:

Back to Contents

	Nine Months Ended September 30,

	2005	2004

Net cash provided by operating activities	$960	$2,423
Changes in assets and liabilities:
Receivables	291	(137)
Inventories	70	(122)
Other current assets	273	(39)
Other assets	3	—
Accounts payable	475	77
Accrued expenses	(100)	(388)
Stock compensation expense	(146)	(58)
Interest income, net	(130)	(31)

EBITDA	$1,696	$1,725

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to changing interest rates, and are currently not engaged in hedging activities. Interest on approximately $826,000 of outstanding indebtedness is at a variable rate of between 2% to 3% over the published London Interbank Offered Rate (LIBOR), based upon our ratio of funded debt to EBITDA, and was 3% over LIBOR on average for the year. At our current level of indebtedness, each 1% change in the variable interest rate will have an effect of $8,300 on our annual interest expense charges.

We conduct operations in the United Kingdom. The consolidated financial statements are presented in U.S. dollars and changes in exchange rates between foreign countries and the U.S. dollar will affect the translation of financial results of foreign subsidiaries into U.S. dollars for purposes of recording our consolidated financial results. Historically, the effects of translation have not been material to the consolidated financial results.

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

As a result of the ongoing consideration of the appropriate accounting methodology leading up to the December 15, 2005 determination, the Company did not file this Form 10-Q for the third quarter of 2005 by the required filing date.

The Company has amended its annual report on Form 10-K for the year ended December 31, 2004 to restate its consolidated financial statements for the years ended December 31, 2002, 2003 and 2004 and the related disclosures, and has amended its interim reports on Form 10-Q for the three month periods ended March 31, 2005 and 2004, and the three and six month periods ended June 30, 2005 and 2004, and the related disclosures. The consolidated interim financial statements for the three and nine month periods ended September 30, 2004 have also been restated.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)      Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Subsequent to September 30, 2005, management has instituted additional annual review procedures for revenue recognition and software capitalization accounting policies to ensure that we continually evaluate such policies and their compliance with generally accepted accounting principles.

Back to Contents

PART II – OTHER INFORMATION

Item 6.Exhibits

10.1	Strategic Diagnostics Inc. Change of Control Severance Agreement (Management Contract or Compensatory Plan)

31.1	Certifications of the Chief Executive Officer of Strategic Diagnostics Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certifications of the Chief Financial Officer of Strategic Diagnostics Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer of Strategic Diagnostics Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Strategic Diagnostics Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

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