Form 10-K
period 2005-12-31
STRATEGIC DIAGNOSTICS INC/DE/
filed 2006-03-31
CIK 911649

Back to Contents

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From __________ to ______________

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
Common Stock, $.01 Par Value
(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act Yes No

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
Yes No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act

Large Accelerated Filer            Accelerated Filer          Non-Accelerated Filer

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes No

The aggregate market value of the common stock held by non-affiliates of the Registrant was $64,906,132, calculated by using the number of shares outstanding and the closing price of the common stock on June 30, 2005 (the last business day of the Registrant’s most recently completed second fiscal quarter).

As of March 20, 2006 there were 19,967,995 shares outstanding of the Registrant’s common stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission relative to the Company’s 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

Back to Contents

Back to Contents

PART I

Item 1. Business

Overview

Strategic Diagnostics Inc. (“the Company” or “SDI”) is a Delaware corporation formed in 1990.

The Company develops, manufactures and markets antibody products and analytical test kits to a diverse customer base, across multiple industrial and human health markets. By applying its core competency of creating custom antibodies and assay development, the Company produces unique, sophisticated diagnostic testing and reagent systems that are responsive to customer diagnostic and information needs. Customers benefit with quantifiable “return on investment” by reducing time, labor, and/or material costs. All this is accomplished while increasing accuracy, reliability and actionability of essential test results. The Company is focused on sustaining this competitive advantage by leveraging its expertise in immunology, proteomics, bio-luminescence and other bio-reactive technologies to continue its successful customer-focused research and development efforts.

The Company believes that its competitive position has been enhanced through the combination of talent, technology and resources resulting from the relationships it developed and the acquisitions it concluded during the past ten years. These relationships and acquisitions have enabled the Company to achieve meaningful economies of scale for the unique products it offers through the utilization of its consolidated facilities in Newark, Delaware, for the manufacture of test kits and antibodies, and its facilities located in Dallas, Texas and Windham, Maine for the manufacture of antibodies.

The Company currently meets its customers’ needs by providing bio-services and industrial bio-detection services.

Bio-Services

SDI is a leader in providing a wide array of custom antibodies and antibody services, including the complete outsourcing of the production of monoclonal and polyclonal antibodies embedded in commercialized products offered by leading diagnostic and pharmaceutical companies. Through its Strategic BioSolutions™ (SBS) brand, SDI serves the research, human diagnostic and pharmaceutical industries.

The use of antibodies is a proven methodology used in research and diagnostics, and is of particular importance in proteomics, a rapidly growing segment of the genomic science segment which involves the large-scale study of proteins, particularly as to structures and functions.

Industrial Bio-Detection Services

SDI detection technologies allow industrial customers to rapidly and cost-effectively identify the presence of pollutants, such as chemical toxins, biological pathogens and other contaminants that can compromise human or environmental safety, and financially impact production efficiencies. SDI also sells disposables in the form of test strips, sample prep materials and reagents, creating recurring revenue opportunities. Specific industry applications include:

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

•
Agriculture and Agro-science: The market leader in detection, identity preservation, and quantification testing for genetically modified organisms. Developer of test systems for feed and grain safety including mycotoxins.

Back to Contents

By leveraging its expertise in immunology, proteomics, bio-luminescence and other bio-reactive technologies with innovative application and production capabilities, the Company is able to provide sophisticated diagnostic testing and reagent systems to a diverse customer base serving multiple vertical markets.

In addition to this annual report on Form 10-K, the Company files periodic and current reports, proxy statements and other information with the SEC. The Company will provide these documents to you, free of charge, if you request copies by sending a letter to the Company’s Investor Relations Department at the address set forth on the cover of this report. The Company can also be contacted through its internet home page, www.sdix.com. You may also read and copy any document the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Please call the SEC at (800) SEC-0330 for further information about the public reference facilities. These documents also may be accessed through the SEC’s electronic data gathering, analysis and retrieval system (“EDGAR”) via electronic means, including the SEC’s home page on the internet, www.sec.gov.

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

The major attributes of immunoassay technology can be summarized as follows:

Sensitivity:	Immunoassays can measure extremely low concentrations of compounds (routinely as low as parts per billion; i.e., one millionth of one gram in a liter of liquid).

Specificity:	Immunoassays can measure one specific compound out of a chemical “soup,” reducing the need for sample preparation.

Speed:	Total time to obtain a test result ranges from one minute to several hours as compared to several days to several weeks with many competing laboratory testing methods.

Cost:	The price-per-test for immunoassays ranges from $1 to $50, industry wide; the price-per-test for similar laboratory testing can range from $5 to $1,000.

Accuracy:	Immunoassays are typically as, or more, accurate than their laboratory counterparts.

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

Back to Contents

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

Lateral flow immunoassay tests, often referred to as “one-step” membrane tests, require only that the user apply a prepared sample to the membrane strip to obtain the test result—much like pH or Litmus paper tests. The low cost and simplicity of these tests make them ideally suited for a wide range of applications in many different markets. The current state-of-the-art of lateral flow immunoassays is such that the results obtained using these tests are qualitative, not quantitative, which imposes some limits on the applicability of the format.

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

Back to Contents

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

Geographic and Customer Information

The following table sets forth sales by geographic region:

	Twelve Months Ended December 31,

	2005	2004	2003

United States	$18,368	$16,852	$19,412
Rest of the world	6,477	6,853	6,397

Total	$24,845	$23,705	$25,809

The Company’s basis for identifying sales by country is the ship-to location. There were no individual countries outside of the United States that represented more than 10% of the total revenues of the Company. There are no significant long-lived assets located outside the United States.

Food Safety

The Company’s food safety product line includes enrichment media and rapid tests to detect food pathogens, including E. Coli O157:H7, Listeria and Salmonella. The Company is a leader in tests for targeted traits in genetically engineered plants, tests to detect Genetically Modified (GM) traits in food ingredients and food fractions, tests to detect naturally occurring fungi in grains (mycotoxins) and tests for and products to detect prohibited animal proteins in animal feed (ruminant feed testing).

Food Pathogen Testing

Pathogen specific testing is an increasingly important part of microbiology testing performed in the global food industry. The world-wide market for rapid method pathogen tests is estimated to be between $200 and $300 million according to independent studies and the Company’s own market research. The market for proprietary enrichment media is estimated to be between $150 and $200 million. According to several independent studies, the market for pathogen tests has been growing at a combined average annual rate of 10% through 2005. Market research also suggests that annual growth of 7% in this segment is expected for the next 3 to five years. Growth in pathogen testing is driven primarily by regulatory changes, industry consolidation, and globalization of the world’s food supply.

Since 2001, the Company has invested in the development and market introduction of products for the detection of pathogenic microorganisms in food. In 2002, the Company introduced its first test method for the

Back to Contents

pathogen E. coli O157:H7. This product has seen ongoing market acceptance in the United States. In 2005, the Company was notified that its RapidChek E. coli 0157:H7 assay had been selected as the assay method of choice for the National School Lunch Program for screening raw and frozen beef for the organism. The National School Lunch Program is a federally assisted meal program that operates in over 97,000 public and non-profit private schools and residential childcare institutions. The USDA is responsible for determining that the meat produced for the School Lunch Program is safe. In addition, the RapidChek test for detection of E. coli O157:H7 was selected by the Food Safety Inspection Service (FSIS) as an approved methodology for screening of the organism in raw beef samples. The FSIS section of the USDA conducted a rigorous evaluation of rapid methods that are currently on the market for screening pathogens, including PCR, and automated/manual immunoassays and benchmarked kit performance against the current USDA traditional cultural method. The RapidChek E. coli O157:H7 method was evaluated and determined to be the “best in class” against the other immunological methods tested. RapidChek has been placed on the approved USDA list as one of only two immunoassays that is recognized for use for screening raw beef for E. coli O157:H7. The Company believes that the acceptance of its method, by the agencies regulating Food Safety, will increase sales as producers seek to use methods that have been evaluated and accepted by the regulatory agencies.

In June 2004, the Company launched its test for detection of Listeria. This test system received AOAC Research Institute approval for both food and environmental samples, as opposed to several competitive methods on the market that have AOAC approval for food samples only. As a result of new regulations enacted by the USDA in 2003, environmental samples account for approximately 80% of all Listeria testing. The Listeria test incorporates the use of a proprietary enrichment procedure that provides results in 40 hours, 8-12 hours faster than most other methods on the market. In addition, the proprietary enrichment system does not require a transfer step, providing significant labor savings compared to other methods on the market. As with all pathogen systems, food companies require internal evaluations prior to adoption. In these evaluations, the Company’s Listeria test system demonstrated superior performance, and improvements in efficiency and productivity compared to most competitive methods on the market. As a result of improvements in performance and cost-in-use, the Company has had the Listeria product adopted by a number of very large food processors. When larger food companies adopt a particular method, it usually gains credibility in the marketplace.

The Company currently markets a product for the detection of Salmonella. This product has similar features with respect to speed, ease of use, and cost in use, as the Company’s other food pathogen methods. Introduced in 2003, the product has found a limited, but loyal group of users among manufacturers of ready to eat (RTE) food products.

During 2006, the company continued to aggressively invest in the development of this product line. In October of 2006, the company filed a patent for technology used in RapidChek® enrichment media. The patent claims technology which increases both the specificity and sensitivity of rapid pathogen tests. This technology will be a component of the Company’s new method for Salmonella testing which is scheduled for introduction in 2006. This same patent makes important claims for composition and methodology associated with the enrichment and control of production organisms in large scale industrial bio-processing applications. The Company intends to develop these application for licensing purposes beginning in 2006.

Agricultural Testing

Genetically Modified Crops.

Tests for GM traits are generally used to determine whether the sample tested contains GM seeds or grain. The tests may be employed by users desiring to ensure that seed or grain lots are either GM-free or, in other cases, that they contain a specified amount of the GM material in order to meet certain GM requirements. Among the items tested with the Company’s products are corn, soybeans and cotton.

Crop varieties developed by genetic engineering were first introduced for commercial production in 1996 with about 4 million acres of GM crops grown. Based on the latest report from the International Service for the Acquisition of Agri-Biotech Applications, in 2005 GM crops were planted on more than 222 million acres worldwide. Globally in 2005, seven principal countries were responsible for 97% of the GM crop area. They include the U.S. at 123 million acres (55% of the global total), Argentina at 42 million acres (19%), Brazil at 23 million acres (10%), Canada at 14 million acres (6%), China at 8 million acres (4%), Paraguay at 4 million acres

Back to Contents

(2%) and India at 3 million acres (1%). The Company has distribution arrangements in place with respect to customer operations in each of these GM crop producing countries.

Not all the seed produced by a genetically engineered seed or plant contains the gene for the desired trait and, therefore, not all the plants arising from a batch of seed will express the desired characteristic. The Company has developed a simple ‘one-step’ test that is used at the point of testing to determine if an individual plant contains the new genetic trait. Commercial seed producers use these products to ensure the quality of their products. This type of test also can be used in crops for enforcement purposes to expose unlicensed application of the genetic technology.

Agricultural biotechnology companies, including Monsanto and Bayer CropScience, are currently developing additional genetically engineered traits in plants. Acceptance of GM crops has increased and the development of new traits has risen, there are many countries that have adopted strict regulations on biotech crops. In 2004, the European Union adopted strict regulations regarding labeling and traceability of GM food and feed with enforcement beginning in April 2004. The regulatory tolerance for EU-authorized GM traits is 0.9% and 0.5% for unauthorized GM traits that have already received a favorable risk assessment. However, traceability systems must be in place and must demonstrate that any traces of GM traits are adventitious and are technically avoidable. During 2005, the Company introduced tests for the quantification of genetically modified traits in unprocessed and some processed soy. This test extends the capabilities of the Company’s products to meet all three components of identity preservation; the ability to identify the presence or absence of a GM trait, the ability to identify the specific trait, and the ability to quantify the concentration of the trait present.

The impact of regulations may be stricter testing of grain and grain exports from countries growing genetically modified crops, and an increase in testing to meet these new regulations. Conversely, widespread acceptance of GM crops, may reduce the need for grain testing.

During 2000, a genetic trait used in corn, known as Cry9C, or StarLink®, which had been approved by the U.S. Environmental Protection Agency (USEPA) only for non-food uses, was discovered in food products. Starlink® was the first, and the only genetic trait to have been introduced for animal, but not human consumption. The impact of this discovery resulted in the need for growers, handlers, processors, shippers and exporters to test corn for the presence of StarLink®. In addition, the US Department of Agriculture changed its policies to assure that new grain traits are certified as safe through the entire food chain. The Company’s Bt9 TraitChek™ test was the first GM test validated by the U.S. Department of Agriculture (USDA). The Company worked closely with key grain processors worldwide to provide significant volumes of tests to meet the high market and regulatory demand, selling more than 2 million Bt9 tests in 2001, making it the Company’s largest selling product. With the removal of StarLink® corn from the U.S. grain supply during 2000 and 2001, the Company’s sales of tests to detect StarLink® corn diminished significantly from 2002-2005.

Due to the StarLink® incident described above and consumers’ sensitivity to the issue, there were very few new GM traits introduced into the marketplace in 2001 and 2002. During 2003, there was a renewed interest and introduction of new traits, and the Company has continued to work closely with the major agricultural biotechnology companies toward development and commercialization of tests in line with their trait commercialization schedules. In 2003, the Company began to recognize broader adoption of testing for traits that had been commercialized in years prior. Tests for the Cry3Bb insecticidal protein have grown and are expected to grow. In 2005, the Company introduced the first multi-trait corn test strip that can detect both the Cry1Ab and Cry3Bb insecticidal proteins and the CP4EPSPS protein for resistance to the herbicide Roundup®.

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

Back to Contents

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

In February 2006, the Company announced that its Microtox® bioassay technology was awarded the Designation and Certification as an “Approved Product for Homeland Security” under the Support Anti-Terrorism by Fostering Effective Technologies Act of 2002 (the SAFETY Act), by the Department of Homeland Security, or DHS. The SAFETY Act legislation was designed to encourage the development and rapid deployment of life-saving anti-terrorism technologies by providing manufacturers or sellers with limited risk of legal liability. It was also designed to harness the nation’s scientific and technological resources to provide federal, state, and local officials with the technology and capabilities to protect the United States from terrorist acts. One area of focus for DHS is catastrophic terrorism threats to the nation’s security that could result in

Back to Contents

large-scale loss of life and major economic impact. The SAFETY Act fosters research of technologies to counter threats both by evolutionary improvements to current capabilities and development of revolutionary, new capabilities. As a biosensor-based method for the detection of toxic compounds, which include toxic industrial chemicals and heavy metals, in water and other matrices, the Microtox® bioassay technology is ideally suited to meet the anti-terrorism initiative objectives of DHS.

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

Environmental Contaminant Test Products.

The Company sells different format immunoassay product into the environmental market. Each of the four different test formats has performance characteristics that make them more or less suited for a particular customer application. The Company positions the sale of all of its products so as to provide the customer with the best product for its specific application. All of the environmental test kits include components for the extraction of target analytes from the sample matrix (typically soil or water) and subsequent analysis. Sample preparation time is typically less than five minutes per sample. All of the Company’s environmental test kits are capable of analyzing multiple samples and some allow analysis of as many as forty samples per hour.

The Company’s key user segments in these applications have been the largest environmental engineering and construction firms, the Department of Defense (including the US Army Corps of Engineers), the Department of Energy, NASA, NOAA, and many other major federal and state regulatory and research agencies. The USEPA and U.S. Army Corps of Engineers are jointly promoting what they call the “Triad Approach,” which uses immunoassay and other field analytical systems to increase the accuracy and reduce costs on environmental projects. In addition to these U.S. based agencies, SDI has identified opportunities in foreign nations.

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

The environmental testing market is large, with hundreds of companies providing testing products. Marketing efforts, initiated in the latter part of 2004, pointed us in the direction of seeking new channels of distribution that would deliver better value to the end user. In 2005 we opened new sales channels for these products, supported by new technology, training and application support. That said, the Company believes the overall market for remediation products is declining at approximately 4% per year, due to lower levels of Federal funding to support remediation projects in this area.

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

Back to Contents

Since 2003, publicized cases of “mad cow” have been found in countries including the United States, Canada and Japan. The market and regulatory environment in these countries continues to be in a state of flux. Although feed testing is the only definitive means to certify compliance, the current industry practice is to rely solely on paper certification. The Company is not investing significant sales effort or additional development given the current regulatory environment.

Other Assays

Toxkit Microbiotests™.

In December of 2004, the Company announced the signing of an exclusive distribution agreement with a European supplier of toxicity testing systems, Microbiotests (MBT). Under the terms of the agreement, the Company now markets MBT’s line of rapid maintenance free bioassays in North America. The agreement continues to position SDI as the single source solution for rapid, on-site toxicity and environmental tests. The product line offers customers requiring cultural methods an alternative to expensive and labor intensive protocols, allowing users to save both time and money while maintaining quality test results.

MTI Metals™.

In September 2004, the Company announced the signing of an exclusive distribution agreement with Monitoring Technologies International (MTI). Under the terms of the agreement, SDI will market and sell in the United States MTI’s PDV-6000 heavy metal analyzer and reagents, which are designed to rapidly detect multiple metal contaminants on-site in water, soil and food matrices. The system has recently been verified by the USEPA’s Advanced Monitoring Systems Center, and validated under the USEPA’s SITE Program, where it met or exceeded all requirements for sensitivity and precision. SDI has initially focus its sales efforts in the environmental assessment and remediation market, a market in which it currently has relationships with 22 of the top 25 environmental consulting and engineering firms. Both the MBT and MTI agreements allow SDI to present a more complete solution to its customers involved in environmental management.

Antibody Products & Services

The Company, under its Strategic BioSolutions™ (SBS) brand, develops, manufactures and markets a broad range of monoclonal and polyclonal antibody products and services. Specific expertise includes hybridoma development, cell culture techniques, large-scale ascites and antisera production, large-scale antibody purification, chemical modification of immunogens and antibodies, characterization of antibodies, and a complete array of related services. The Company also manufactures a line of human-serum-based calibrators that are assayed for many serum protein markers for which the Company manufactures and markets the corresponding antisera products.

These products are sold to a wide range of customers including pharmaceutical, biotechnology and diagnostic companies, and major biomedical research centers in the United States, European Union and Pacific Rim. The Company believes it is one of the largest independent custom antibody service providers in the world. The Company has many significant commercial antibody supply agreements with major clients in each market segment. The proprietary nature of these agreements preclude public disclosure. Such agreements are typically limited to only a portion of the customers’ needs for such services, and the Company believes there is significant upside potential to expand supply services within customer organizations, as well as add new customers for the products and services provided. The Company believes the size of the custom antibody service market is approximately $150 million on an annual basis, and it is highly fragmented. The Company expects to garner more business from companies that currently employ in-house production sources through its continuously improving quality manufacturing methods. SBS became the first custom antibody supplier to implement a proprietary web-access service in 2004 that allows customers to view and manage their projects on a 24/7 basis. Future enhancements to its service offerings could lead to increased market share in the custom antibody service market niche and beyond.

The human genome project carried out over the past 15 years has been a major driving factor in the emergence of the study of proteomics. With a new knowledge of genomes (human and other species), the biomedical research community is exploring many new proteins, their functions, and the clues they reveal about human and animal health. The study of gene functionality at the protein level often requires antibodies, which

Back to Contents

naturally bind to those proteins. The Company believes that proteomics research, and products developed out of the proteomics effort, offer the Company a unique opportunity to explore new initiatives to build revenues in the antibody product group around proteomics.

In March 2005, the Company announced a strategic initiative to develop a high throughput antibody reagent production service designed to enable rapid discovery and commercialization of products for customers in the proteomics, pharmaceutical, diagnostics and biomedical research industries. The Company estimates the total market opportunity for antibody services available to SDI, through SBS, to be $300 million. Management anticipates that adjacent technologies have the potential to substantially expand this opportunity as the market evolves.

The Company has hired two leading scientists widely recognized for their work in the development of genetic immunization and associated processing technologies for the high throughput production of high purity, high reactivity antibodies to oversee this initiative out of a molecular biology research and production facility in Dallas, Texas.

The high throughput, high efficiency processes SDI is developing are aimed at enabling more rapid discovery by providing faster, cost effective access to very large numbers of high sensitivity and specific antibodies, or families of antibodies, that will collectively advance the customer’s research, development and commercialization efforts.

The Company believes that its technology for this genetic antibody service is unique in the US and that this technology will enable research organizations in target market segments to increase their success rate of identifying potential therapeutic or diagnostic protein targets by providing large numbers of unique antibody reagents generated from customer specified genetic sequences. The exponential increase in genetic information available from all types of living organisms has created a need for large numbers of antibody reagents to detect the proteins produced by these genes.

Traditional methods of making antibodies to proteins require that the protein of interest be produced and purified in relatively large quantities prior to injection for in-vivo production of a specific antibody. The Genomic Antibodies™ process eliminates this requirement. Instead, synthetic DNA, representing the genetic sequence(s) of interest, is introduced directly, via a proprietary process that produces antibodies to the protein encoded by the DNA and produced directly by the immunized cells. The Genomic Antibodies™ process SDI is developing has demonstrated the ability to produce antibodies that are purer, and more reactive to the native protein, than antibodies raised against other immunogens, and easier to produce in large numbers thus facilitating large-scale research involved in drug development and academic research.

In January 2006, the Company announced a positive conclusion to initial customer trials involving the Genomic Antibodies™ product. These “beta” tests have validated the high throughput, highly optimized production processes for mouse polyclonal antibody reagents for use in research and discovery. These antibody reagents are the first products to be released on this important new technology platform.

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

Back to Contents

The Company is focused on developing and supporting its channels to market to broaden the market opportunities and provide additional predictability and sustainability of revenues. SDI continues to improve the efficiency and effectiveness of the direct sales organization while taking advantage of other lower cost channels, which can effectively help the Company reach new customers. The Company is also focusing on its network of quality distributors. With this in mind, the Company added significant channel strength outside the United States with the signing of a multi-year, exclusive, distribution contract with DuPont Qualicon for the distribution and support of SDI developed and manufactured products. This agreement allows SDI to leverage existing products and reach markets not presently supported internally.

SDI has invested in providing additional support to distributors, who participate in annual global training seminars. SDI evaluates various sales and service models that can contribute to the profitable growth of business. In addition, identifying the most effective channels to market will allow the Company to better allocate resources to both new and existing growth opportunities.

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

Competing with the Company for GM testing market share are three companies that offer rapid, immunoassay-based methods. They include EnviroLogix, Inc. and Agdia, Inc., both privately held companies, and Neogen Corp., a publicly-held company. EnviroLogix markets a wide range of GM tests and also offer strip tests for the detection of aflatoxin (mycotyoxin) in corn and cotton. Agdia sells a wide line of tests for plant viruses and pathogens. Neogen, though a leader in mycotoxin analysis, has not been able to gain a significant share in the GM testing arena. Neogen has an extensive record of mycotoxin sales and has the largest line of products, applications and approvals.

Other companies may be developing additional products for one or more of the Company’s markets that could be competitive with the Company’s products. The Company believes none of these competitors have products that compete with all of the Company’s products in the food safety market. The Company believes that the breadth of its product offerings in the food safety market, the expertise it has accumulated in developing tests for the food safety market and the extensive customer relationships it has assembled throughout the agricultural seed, grain and food processing industries are all significant competitive advantages.

In food pathogen testing, the Company is the new entrant to the market and faces a wider base of competition. The world-wide market for pathogen tests is estimated to be between $200 and $300 million annually and as such has drawn competitive products. The Company’s RapidChek® E. coli O157 including H7, Salmonella, and Listeria tests compete globally with numerous competitive rapid testing systems. Instrument-based tests are offered by bioMerieux SA and DuPont Qualicon among others. Competitive lateral flow tests are offered by Neogen Corp., BioControl Systems, Inc., and others. In addition, traditional lab culture methods offer indirect competition. The Company hopes to gain market share from competitive methods and with new users due to key product advantages such as speed of result, ease-of-use, accuracy, and an overall lower cost-in-use.

The Company believes there are no meaningful direct competitors for the Company’s Microtox® product line in the United States. In Europe and other parts of the world, the Company competes against Checklight, Ltd., an Israeli-based company, and one other instrument based test method produced by Dr. Bruno Lange GmbH & CO, an affiliate of The Danaher Corporation, which has greater technical and marketing resources than the Company. The Company believes its products have a number of competitive advantages including the comprehensive screening for general toxicity and competes effectively on superior features and functions. With the addition of the Toxkit Microbiotests, the Company believes that there is no other company that can provide the complete solution offering of the Company.

With the environmental contaminant test products, the Company currently receives the greatest competition from fixed-environmental laboratories. Traditional analytical methods for environmental contamination are often utilized for confirmation and closure of environmental sites. For metals analysis, a number of companies compete

Back to Contents

directly against the PDV-6000 analyzer and reagents with XRF technologies. The Company believes that the PDV-6000 can provide a number of advantages allowing for greater benefits to current company customers.

In the antibody product line, competitors include large pharmaceutical, research and diagnostics organizations, some which have significantly greater revenues than the Company. These companies may produce these products internally and purchase similar products from SBS. Additionally, there are a number of smaller companies that offer competing products. The Company believes that the scale of its operations and the breadth of its product lines, among other things, are significant competitive advantages.

Competitors in the market as third party providers of custom antibody production include Covance (public), Harlan (private), Lampire (private) and Scantibodies (private). Many SBS’ competitors include small companies, or small operating divisions of larger companies, using similar antibody production methods.

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

The Company received AAALAC (Association for the Assessment and Accreditation of Laboratory Animal Care) accreditation at its Delaware facility in 1993 and at its Maine facility in 2000. The Company volunteers to participate in the AAALAC’s program, in addition to complying with the local, state and federal laws that regulate animal research. The Company maintains these accreditations through regular inspections and reviews. The Company also holds approval from the OLAW (Office of Laboratory Animal Welfare) and the National Institutes of Health, further validating the stewardship of the Company in proper laboratory animal care.

During 2004, the European Union implemented Regulation 1774 governing the shipment of products derived from ruminant animals. The Company worked with regulators to obtain the necessary facility registrations to comply with these new guidelines and product shipments to the European Union are moving normally.

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

Other Testing Methods. Tests for bacterial food pathogens, mycotoxins, genetically engineered traits in plants, and water treatment polymers are currently unregulated. However, agencies such as the EPA, the FDA and the Food Safety and Inspection Service of the U.S. Department of Agriculture are engaged in testing and, together

Back to Contents

with the AOAC Research Institute, maintain compilations of official methods for use in testing in certain market segments. Some of these organizations also issue procedures and guidelines for validating new methods. Although not required, official methods adopted by these agencies sometimes have the impact of regulations because commercial facilities tend to follow the practice of the agency.

Manufacturing

The Company manufactures test kits for the detection of a wide array of analytes in five immunoassay formats: one step lateral flow tests, coated-tubes, latex particle filtration, magnetic particles and microtiter plates, and in one bioluminescence format: Microtox® toxicity test system. In addition to test kits, the Company supplies ancillary equipment and supplies including test evaluation instruments, reagents, sample media, spectrophotometers, pipettes, balances and timers.

The key manufacturing processes are conjugation chemistries, antibody formulations, standard preparation, microbiological and immunoassay processes and in-process testing, filling and dispensing, lateral flow strip production, kit assembly, quality control, packaging and shipping. The technical manufacturing group produces critical reagents from its laboratories in Newark, Delaware and the sub-assemblies and finished kits are manufactured and shipped worldwide out of the Company’s headquarters facility in Newark, Delaware. Biological materials are primarily developed and produced in-house, however, some reagents are licensed from third parties or purchased from commercial sources. A crucial step in the Company’s manufacturing process is the stabilization of the immunoreagents utilizing proprietary lyophilization techniques. In general, raw materials used by the Company in its products are obtainable from multiple sources. The Company purchases instruments and ancillary equipment from outside vendors. A number of the instruments sold by the Company were developed to be used exclusively with the Company’s products and are subject to specific supply agreements. The Company believes that the raw materials, instruments and equipment used in the manufacture of its products are sufficiently available for the Company’s current and foreseeable manufacturing needs.

The Company manufactures its products in accordance with FDA’s Good Manufacturing Practices guidelines and has implemented data-driven problem solving and statistical process controls to continuously improve quality and performance. The Company utilizes a formal sales and operations planning process and an integrated Manufacturing Resource Planning (MRP) tool to control all elements of the supply chain and manufacturing processes; including raw material procurement, inventory management, capacity planning and production scheduling, work-in- process tracking, order processing, shipping and customer invoicing. The Company believes the existing facilities and equipment are sufficient to support a significantly larger manufacturing base. Industrial bio-detection services manufacturing operations are currently running one shift.

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

Many customers in the diagnostic, pharmaceutical and biotechnology market segments visit our antibody manufacturing facilities to perform audits of the quality management system to verify the Company’s ability to supply their antibodies, which are critical reagents in these tests. During 2005, the Company hosted 25 such audits and met the standards of each customer to continue as their supplier of critical reagents.

Animal facilities house specific-pathogen-free animals that are tested routinely to assure they are maintained under the highest health standards. Both the polyclonal production facilities in Windham, Maine and the monoclonal facility in Newark, Delaware are accredited by AAALAC. Current capacity utilization in antibody production is approximately 70%, and there is additional land and zoning clearance on the 64-acre site in Windham, Maine to expand operations.

In 2005, the Company established a research and manufacturing center in Dallas, Texas. This facility is designed for gene building and protein chemistry. The Dallas operation is the technical component of the Genomic Antibodies™ product offering. The Genomic Antibodies™ offering is supported by a robust high

Back to Contents

throughput operation that is initiated in Dallas and completed in either Maine or Delaware depending upon the end product.

Research and Development

The Company engages in substantial research and development activities involving development of products and services for its target markets. In the three years ended December 31, 2005, 2004 and 2003, the Company incurred approximately $3.03 million, $2.16 million and $2.20 million, respectively, in research and development expenditures.. Research and development expenses in support of the Company’s food pathogen and agriculture offerings held steady in 2005 relative to the prior year, while significant new expenditures were made in developing its proprietary Genomic Antibodies™ technology platform and upgrading the Company’s proprietary Microtox™ equipment software.

The Company’s primary laboratory facilities located in Newark, Delaware were designed and built specifically for conducting research and development relating to antibody and immunoassay technology. These facilities include state-of-the art, cGMP, AAALAC approved, antibody development and large-scale production facilities. The Company has assembled a scientific staff with extensive experience in the development and production of monoclonal and polyclonal antibodies, immunogens and assay reagents.

In 2005, the Company hired two leading scientists widely recognized for their work in the development of genetic immunization, and associated processing technologies for the high throughput production of high purity, high reactivity antibodies to oversee our Genomic Antibodies™ initiative out of a research and production facility in Dallas, Texas.

The Company’s product development scientists are experienced in developing tests in a variety of different immunoassay formats, including rapid, on-site tests. Research and development personnel have complementary skills in several advanced research disciplines, including molecular biology, synthetic organic chemistry, protein chemistry, biochemistry, immunology, immunochemistry and microbiology. In addition to the technical expertise resident within the research and development staff, the Company’s antibody manufacturing expertise provides the Company, as well as its outside customers, with large-scale cGMP production, bioprocessing, purification and quality control of antibodies and reagents.

The Company’s research and development activities are focused on developing proprietary technology and products to expand its manufacturing base and leverage its sales and marketing organization. The Company is a recognized leader in the field of contract antibody and assay development services primarily for large chemical, diagnostic and pharmaceutical companies and the development of rapid test kits in the food, water quality and agricultural sectors based on immunoassay technology.

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

The Company’s research and development organization consists of approximately 16 individuals, 9 of whom hold advanced academic degrees. Approximately one-third of the Company’s employees are involved in technical job functions.

Back to Contents

Proprietary Technology and Patents

The Company’s products are based on the use of proprietary reagents, technology and test systems developed by Company scientists or acquired externally. Accordingly, the Company has implemented a number of procedures to safeguard the proprietary nature of its technology. The Company requires its employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting relationship with the Company and all employees are required to assign to the Company all rights to any inventions made during their employment or relating to the Company’s activities. Additionally, the Company seeks to protect its technology and processes through the patent process for its test kit business. The Company currently holds 30 issued U.S. patents, including three U.S. patents licensed for exclusive use by the Company, and six U.S. patent applications are pending.

U.S. Patent	Title

4,999,286	Sulfate reducing bacteria determination and control
5,200,346	Aldicarb immunoassay by sulfone equivalents
5,426,035	Method for compensating toxicity test data
5,427,955	Photochemical determination of organic compounds (license)
5,429,952	Marking of products to establish identity and source (license)
5,449,611	Polyaromatic hydrocarbon (PAH) immunoassay method, its components and a kit for use in performing the same
5,484,709	Immunoassay method for detecting an immunologically non-remarkable compound
5,541,079	Monoclonal and polyclonal antibodies and test method for determination of organophosphates (license)
5,547,877	Methods for the rapid detection of toxic halogenated hydrocarbons and kits useful in performing the same
5,593,850	Monitoring of industrial water quality using monoclonal antibodies to polymers
5,618,681	Polyaromatic hydrocarbon (PAH) immunoassay method, its components and a kit for use in performing the same
5,658,463	Kits and processes for extraction of analytes from solid materials
5,679,574	Quantitative test for oils, crude oil, hydrocarbon, or other contaminants in soil and a kit for performing the same
5,691,148	A petroleum immunoassay method, its components and a kit for performing the same
5,780,250	Immunoassay standards for polyaromatic hydrocarbon detection
5,834,222	Polychlorinated Biphenyls (PCB) immunoassay method
5,858,692	PCB immunoassay
5,874,216	Indirect label assay device for detecting small molecules and method of use thereof
5,891,657	Immunoassay standards for volatile analytes with benzene rings
5,919,645	Method for the direct determination of the toxicity of particulate solids
5,994,145	Reagents, methods and kits for detecting TCE and PCE
6,096,563	Dual particle immunoassay method & kit
6,146,903	Determination method
6,190,922	Substrate supported liquid extraction
6,376,195	Indirect label assay device for detecting small molecules and method of use thereof
6,420,530	Determination method
6,524,810	Method of making bioluminescent assay reagent based on non-viable E. coli
6,663,833	Integrated Assay Device and Methods of Production and Use
6,750,328	Antibodies for detection of water treatment polymers
6,911,534	Method for determination of water treatment polymers

The Company believes that low-cost, easy-to-use, rapid tests have the potential to be significant products in multiple large markets and, therefore, has licensed rights to patents relating to immunochromatographic devices. The Company has one pending patent application for tests that can detect genetically modified crops and two applications that deal with tests for the detection of animal proteins in animal feed. In the field of food pathogen testing, the Company has one application that relates to isolation of pathogenic microorganisms from food and

Back to Contents

one that relates to proprietary microbiological media formulations. One of the Company’s applications involves compositions and methods for improved microbiological detection and production methods.

There can be no assurance that the Company’s patent applications will result in the issuance of any patent or that any patents issued to the Company would provide protection that is sufficiently broad to protect the Company’s technology and products. In addition, the Company cannot be certain that it was the first creator of inventions covered by pending patent applications or that it was the first to file patent applications for such inventions. In addition to seeking patent protection for the Company’s proprietary information, the Company also relies upon trade secrets, know-how and continuing technical innovation to maintain competitiveness for its products and services. The Company has developed a number of proprietary technologies which it has chosen not to patent, including stabilization systems for reagents, chemical syntheses for conjugates, immunogens and analyte analogs, and strategies relating to antibody development. Regarding the latter, the Company’s extensive expertise has enabled it to develop antibodies and products that are unique to the industry including antibodies to pathogenic food microorganisms, transgenic plant proteins, mycotoxins, water treatment polymers and environmental contaminates. In addition, the Company has developed and continues to develop proprietary media formulations designed to enrich the selective growth of pathogenic food microorganisms.

Employees

As of December 31, 2005, the Company employed 140 full time and three part time employees. The workforce was supplemented by seven agency provided contractors. All of the Company’s employees have executed agreements with the Company agreeing not to disclose the Company’s proprietary information and assigning to the Company all rights to inventions made during their employment. Key personnel have signed agreements prohibiting them from competing with the Company. None of the Company’s employees are covered by collective bargaining agreements. The Company believes that its relations with its employees are good.

Item 1A. Risk Factors

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

Back to Contents

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

Many of the organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, greater experience in product development and in obtaining regulatory approvals, and greater manufacturing and marketing capabilities than we do. These organizations also compete with us to license proprietary technology.

If we fail to obtain or maintain the regulatory approvals necessary to sell our products, sales could be negatively impacted.

Generally, at this time, our test kits do not require pre-market approval by the U.S. Food and Drug Administration (the “FDA”) or any other regulatory agency. However, agencies such as the EPA, FDA and the Food Safety and Inspection Service of the U.S. Department of Agriculture are engaged in testing environmental samples and, together with the Association of Official Analytical Chemists International (“AOAC”), maintain compilations of official methods for use in testing for environmental contaminants in certain market segments, along with procedures and guidelines for validating new methods. The failure of these programs to accept the Company’s products could have an adverse impact on our business. The environmental legislation and regulations that the Company believes are most applicable to its current business are RCRA, CERCLA, TSCA, FIFRA and the Pure Food and Drug Act. For analysis of water and wastewater, the Safe Drinking Water Act, the Clean Water Act and the NPDES permitting program under the Clean Water Act also will be significant to the Company’s business. As the utility of the Company’s Microtox® products continues to be widely recognized in drinking water security applications, regulations and mandates associated with Homeland Security programs may also have an impact on the Company’s business.

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

Our product sales depend upon, among other things, our ability to manufacture our products in commercial quantities and in a cost-effective manner. To the extent there is a dramatic increase in demand for our products, we may not be able to manufacture the products in a quick and cost effective manner. Our manufacturing success also depends, in part, on our ability to transition products from research and development into commercial scale manufacturing. If we are not successful in this transition, our ability to produce products may suffer.

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

Back to Contents

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

Others have filed, and in the future are likely to file, patent applications covering products and technologies that are similar, identical or competitive to ours, or important to our business. We cannot be certain that any patent application owned by a third party will not have priority over patent applications filed or licensed by us, or that we or our licensors will not be involved in interference proceedings before the United States Patent and Trademark Office.

Although no third party claims of infringement are outstanding against the Company, others may hold proprietary rights that will prevent our product candidates from being marketed unless we can obtain a license to those proprietary rights. Any patent related legal action against our collaborators or us claiming damages and seeking to enjoin commercial activities relating to our products and processes could subject us to potential liability for damages and require us to obtain a license to continue to manufacture or market the affected products and processes. We cannot predict whether we would prevail in any of these actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. If we become involved in litigation, it could consume substantial managerial and financial resources.

We rely on trade secrets to protect technology in cases where we believe patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. While we require certain employees and suppliers to enter into confidentiality agreements, we may not be able to protect adequately our trade secrets or other proprietary information. If we cannot maintain the confidentiality of our technology, our ability to receive patent protection or protect our proprietary information may be imperiled.

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

Back to Contents

If our Company does not produce future taxable income, our ability to realize the benefits of deferred tax assets could be impaired.

As of December 31, 2005, the Company had federal net operating loss carryforwards, including those acquired in the Company’s past acquisitions, of approximately $18,873, which, if not utilized, begin to expire as follows:

Year	Amount of NOL (in thousands)

2007	$946
2008	2,565
2009	3,297
2010	5,109
2017	760
2018	1,327
2019	550
2020	66
2021	51
2022	2,253
2024	1,824
2025	125

Total	$18,873

Based on the best information available to the Company today, the Company expects to have sufficient future taxable income to utilize such NOLs prior to the expiration of the net operating loss carry forwards.

The Tax Reform Act of 1986 (the Act) limits the annual use of net operating loss and research and development tax credit carryforwards (after certain ownership changes, as defined by the Act). The application of these limits could significantly restrict our ability to utilize carryforwards. Of our total net operating loss carryforwards, $14,794 is subject to limitations, since a cumulative change in ownership of more than 50% has occurred within a three year period with respect to those net operating loss carryforwards. Because United States tax laws limit the time period during which these carryforwards may be applied against future taxes, we may not be able to take full advantage of these attributes for Federal income tax purposes if we do not have future taxable income against which to use the carryforwards before they expire.

Our results of operations may fluctuate, which could cause volatility in our stock price.

Our results of operations may fluctuate significantly in the future as a result of a number of factors, many of which are outside of our control. These factors include, but are not limited to:

•	unanticipated events associated with regulatory changes;

•	general economic conditions;

•	seasonality;

•	acceptance of our products;

•	the success of products competitive with ours;

•	expenses associated with development and protection of intellectual property matters;

•	establishing or maintaining commercial scale manufacturing capabilities;

•	the timing of expenses related to commercialization of new products;

•	the timing and success in building our distribution channels;

The results of our operations may fluctuate significantly from quarter to quarter and may not meet expectations of securities analysts and investors. This may cause our stock price to be volatile.

Back to Contents

If we use hazardous materials in a manner that causes injury or violates laws, we may be liable for damages.

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

Our antibody production process utilizes various species of animals that could contract disease or die, interrupting business operations.

Our antibody production process utilizes animals to produce antibodies. We cannot completely eliminate the risks of animals contracting disease or a disaster that could cause death to valuable production animals. Disease or death on a broad scale could interrupt business operations as animals are a key part of the antibody production operation.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company is headquartered in Newark, Delaware, and occupies approximately 29,000 square feet of space under an operating lease expiring in December 2007. The Company also leases approximately 26,000 square feet of manufacturing and research space, in Newark, Delaware, under an operating lease expiring in December 2007. The Company owns and occupies approximately 75,000 square feet of manufacturing, research and animal facility space and approximately 64 acres of farmland in Windham, Maine. The Company leases approximately 1,900 square feet of manufacturing and research space in Dallas, Texas under an operating lease expiring in January 2007. The Company leases regional sales offices near London, England expiring in June 2011. The Company believes that its equipment and facilities are adequate for its present purposes.

The Company’s inactive subsidiary, AZUR Environmental Limited, is the lessee for two real property leases located in the United Kingdom. In 2001, the landlord of the two properties gave AZUR Environmental Limited its consent to allow AZUR to assign the lease and its related obligations to a third party. As inducement to the landlord to grant the assignment, AZUR was required to guarantee performance under the original lease terms if the third party fails to perform. Both lease terms expire in November 2016 and provide for annual principal rent payments of approximately $300,000 in the aggregate. The Company believes that based on its assessment of the current financial strength of the third party, no liability is required to be recorded with regard to the guarantee or lease obligation.

Back to Contents

Item 3. Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded on The Nasdaq National Market under the symbol “SDIX.” Set forth below are the quarterly high and low bid prices for the shares of Common Stock of the Company as reported by Nasdaq without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

	Common Stock Price Range
Fiscal Year Ended	High	Low

December 31, 2005:
Fourth Quarter	$4.06	$3.05
Third Quarter	4.26	3.20
Second Quarter	3.58	2.32
First Quarter	3.70	2.85

December 31, 2004:
Fourth Quarter	$4.42	$2.05
Third Quarter	4.16	2.06
Second Quarter	4.75	3.81
First Quarter	5.48	3.60

On March 20, 2006, there were approximately 19,700 holders (335 holders of record) of the common stock of the Company. The Company has never paid any cash dividends on its common stock and pursuant to the Company’s financing agreement with PNC Bank, Delaware, the Company’s commercial bank, no dividends or distributions may be paid on account of its common stock.

Back to Contents

Item 6. Selected Consolidated Financial Data

	Year Ended December 31,
	2005	2004	2003	2002	2001

	(in thousands, except share and per share data)
Revenues:
Product related	$24,845	$23,705	$25,692	$22,968	$28,610
Contract and other	—	—	117	517	874

Total revenues	24,845	23,705	25,809	23,485	29,484

Operating expenses:
Manufacturing	11,416	10,779	14,807	12,784	14,916
Research and development	3,034	2,157	2,203	2,784	2,505
Selling, general and administrative	9,722	9,211	10,046	10,277	10,290

Total operating expenses	24,172	22,147	27,056	25,845	27,711

Operating income (loss)	673	1,558	(1,247)	(2,360)	1,773
Interest income (expense), net	207	53	(40)	(50)	(33)
Gain on sale of assets	—	–	—	374	76

Income (loss) before taxes	880	1,611	(1,287)	(2,036)	1,816
Income tax expense (benefit)	296	232	(634)	(986)	574

Net income (loss)	$584	$1,379	$(653)	$(1,050)	$1,242
Preferred stock dividends	—	—	—	—	20

Net income (loss) applicable to common stockholders	$584	$1,379	$(653)	$(1,050)	$1,222

Basic net income (loss) per share applicable to common stockholders	$0.03	$0.07	$(0.03)	$(0.06)	$0.07

Shares used in computing basic net income (loss) per share applicable to common stockholders	19,741,000	19,242,000	18,999,000	18,419,000	17,008,000

Diluted net income (loss) per share applicable to common stockholders	$0.03	$0.07	$(0.03)	$(0.06)	$0.07

Shares used in computing diluted net income (loss) per share applicable to common stockholders	19,870,000	19,494,000	18,999,000	18,419,000	17,642,000

	Year Ended December 31,
	2005	2004	2003	2002	2001

BALANCE SHEET DATA:
Cash and cash equivalents	$10,009	$8,096	$5,158	$2,098	$2,379
Working capital	15,552	13,525	11,567	12,039	11,714
Total assets	36,661	34,873	33,073	32,889	31,996
Long-term debt	562	773	983	1,212	1,174
Stockholders’ equity	33,778	31,766	29,876	29,778	26,633

Back to Contents

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Restatement of Prior Years Consolidated Financial Statements

Following a series of discussions with the SEC, the Company determined on December 15, 2005 that it would change its method of accounting for revenue on certain custom antibody arrangements. Accordingly, the Company’s financial statements for the years ended December 31, 2004 and 2003 have been restated. The Company changed its revenue recognition policy for custom antibody projects to utilize a methodology whereby revenue is recognized when a project’s specifications have been met and the related antibodies have been shipped, rather than on the percentage-of-completion methodology the Company had used since 1996.

Overview

The Company is a leading provider of antibody products and analytical test kits for a broad range of food, water, agricultural, industrial, environmental and scientific applications.

The Company believes that its competitive position has been enhanced through the combination of talent, technology and resources resulting from the relationships it developed and the acquisitions it concluded during the past five years. These relationships and acquisitions have enabled the Company to achieve meaningful economies of scale for the unique products it offers through the utilization of its consolidated facilities in Newark, Delaware, for the manufacture of test kits and antibodies and its facilities located in Windham, Maine and Dallas, Texas for the manufacture of antibodies.

The Company believes that by applying its core competency of creating custom antibodies to assay development, the Company produces unique, sophisticated diagnostic testing and reagent systems that are responsive to customer diagnostic and information needs. Customers benefit with quantifiable “return on investment” by reducing time, labor and/or material costs. All this is accomplished while increasing accuracy, reliability and actionability of essential test results. The Company is focused on sustaining this competitive advantage by leveraging its expertise in immunology, proteomics, bio-luminescence and other bio-reactive technologies to continue its successful customer-focused research and development efforts. The Company believes that an established product base, quality manufacturing expertise, experienced sales and marketing

Back to Contents

organization, established network of distributors, corporate partner relationships and proven research and development expertise will be critical elements of its potential future success.

See PART I, Item 1. Business for a more complete discussion of the Company’s line of business, principal products, market opportunities and competition.

2005 Accomplishments

In 2005, the Company continued the transition from having too many products and a fragmented marketing strategy to becoming a focused company, with proven, proprietary technologies tied directly to a customer’s needs. The transition is most evident in the Genomic Antibody™ initiative and food pathogen detection products, where significant progress is being made.

The Company continues to develop and introduce new methods for the detection of food pathogens that deliver a strong competitive advantage to its customers. In 2005, the Company filed a patent for new technology to be used in proprietary enrichments of its food pathogen testing methods. The patent covers technology for increasing the specificity and sensitivity of the Company’s immunoassay test methods. The patent also makes claims for the application of the technology in large scale bio-production/bio-fermentations processes, such as those used in the production of amino acids, ethanol, enzymes, and other processes using microbiological production methods.

The Company continued to develop multiple channels to market, and manage the return on sales investment. The Company entered into an exclusive distribution agreement with DuPont Qualicon for the sale of its food pathogen products outside the United States. The Company increased distribution for its environmental products in Eastern Europe and China where there is growing demand for environmental stewardship.

The Company opened a new laboratory and production facility for molecular biology in March 2005 in support of its Genomic Antibodies™ development effort. This lab has successfully developed a new platform for the high throughput production of polyclonal antibodies using only gene sequence information. The Company continued to develop its STARs program (Schedule Tracking and Antibody Reporting), a web based tool that allows its customers full access to information about custom antibody production and services. The core antibody products of the Company saw accelerated growth during the year, and introduction of new products and services in 2006 is anticipated to support this trend.

The Company believes it is on the right path, and as the deployment of new initiatives is accelerated, building on the Company’s leadership position in food pathogens and expanding its unique positioning in the emerging area of genomic antibodies, the Company anticipates that the revenue lost to market changes in its legacy businesses will be replaced and the Company will develop a stronger, more predictable, revenue base.

The Company expects the Genomic Antibodies™ and food pathogen products to be its primary growth drivers in the future, and that the Company’s competencies and the competitive positions these two areas provide are the strongest in the Company’s history.

Corporate and Growth Initiatives:

The following provides an update on the business development activities related to the Genomic Antibodies™ initiative and the new Salmonella product in the food pathogen area, which utilizes a patent-pending enrichment media technology.

Genomic Antibodies™: The Company announced an initiative to develop technology for the high throughput production of genetic antibodies early in 2005, opened a new facility for molecular biology, and hired two scientists that had been leading the development of this technology. In January 2006, the Company announced the commercial introduction of the lead product: mouse polyclonal antibodies, and the establishment of a new website, www.genomicantibodies.com.

In the same announcement, it was reported that beta tests had been successfully completed and validated the high throughput production processes for mouse polyclonal antibody reagents. Some of the other findings from these beta tests and the work that has taken place since the product’s commercial launch follow:

•	The technology completely eliminates a customer’s need to prepare and provide an antigen.

Back to Contents

•	An antibody that recognizes the user’s target has been successfully produced, in the assay format the user chooses, 80% of the time.

•	The process is successfully producing antibodies to some of the most difficult research targets including trans-membrane proteins, membrane associated proteins, and other highly conserved proteins.

•
A reagent is delivered to a customer in 76 days or less. This represents a saving of as much as 50 percent when compared to the time required for delivery of antibody developed using traditional methods.

The antibody product group is strategically important to delivering growth, and to clearly transforming the Company into a biotech company with much greater opportunities to access the human health market with proteomic tools and solutions. With a relatively modest investment, and great speed, the Company produced a platform technology with potential for new and greater value creation.

Salmonella Product: The new test for the detection of Salmonella entered prototype evaluations in the first quarter of 2006. This test incorporates several new and proprietary technology advancements, and to date all planned prototype studies have been successfully completed with outstanding results. This work has set the stage for entering beta test evaluations of the full method in the second quarter of 2006, along with AOAC validation. The Company remains on schedule for a full commercial launch in July of this year.

One of the technologies that made the new Salmonella product possible is the subject of a patent filed by the Company during the fourth quarter of 2005. The patent claims the use of bacteria phage for the growth and detection of a target bacterium in an environment that is contaminated by competing and cross reacting bacteria. This new technology solves the problem of singling out the harmful pathogen among many other bacteria by creating an optimized environment for rapid growth of the targeted pathogen while dramatically suppressing other competing bacteria or bacteria that can interfere with the fidelity of the test method. This technology will be the subject of three papers accepted for presentation at the International Association for Food Protection annual meeting this coming August. As the Company experienced with its Listeria test, superior accuracy, ease of use and lower cost in use should lead to rapid market acceptance.

Other Initiatives:

Industrial Bio-Processing: The same technology used in the Salmonella product has application in other bio-processing environments, including industrial bio-processing. There are many large scale industrial processes where a manufacturer is attempting to manage the yield of a production organism in an environment contaminated by competing bacteria. These are applications like ethanol production, amino acid production, bio plastics, and others. The Company claims such application in our patent. The Company is currently working to demonstrate the application of these technologies in various industrial applications.

Water Security: The Company is planning to increase spending associated with marketing efforts in support of the water quality products, specifically the Microtox® and Deltatox® technologies. This investment follows the recent announcement that both platforms have received designation as an anti-terror technology by the Department of Homeland Security. SAFETY Act designation allows users a safe harbor from liability associated with the use of the technology in the prevention, response or recovery from a terrorist action. The Company believes that this point alone focuses new attention on the preventative value of the technology.

The Company has a robust new product pipeline with technology that provides sustainable differentiation to address larger markets. Sales and marketing professionals are being hired in anticipation of new product launches and the opportunities identified. The Company continues to be focused on key customers and prospects in target markets: food, drinking water, pharma, IVD, biotech. Continuously improving the efficiency of our manufacturing and supply chain processes and improving the overall quality of our products and service remains critical to success.

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

Back to Contents

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

•
Currently, the research tools portion of the biomarker and drug target discovery market is estimated to be between $600 million and $1 billion dollars, and is expected to grow at a CAGR of more than 15% over the next 10 years to exceed $3.5 billion dollars.

Seasonality

Sales levels for certain agricultural products may be impacted by seasonal demand trends. The demand for these test kits is typically higher in the first and third quarters due to harvesting patterns.

Results of Operations

Year ended December 31, 2005 versus year ended December 31, 2004

Revenues: Revenues for the year ended December 31, 2005 increased 4.8% to $24.85 million, compared to $23.71 million for the same period in 2004. The following table sets out revenues by product category.

	Year Ended December 31,
	2005	2004	Increase (Decrease)	Percent Change

	(in thousands, except percentages)
Water quality	5,139	5,911	(772)	-13.1%
Food safety	8,981	7,634	1,347	17.6%
Antibody	10,725	10,160	565	5.6%

Net revenues	$24,845	$23,705	$1,140	4.8%

Water and Environmental Products

Water and environmental products revenue decreased 13.1% to $5.14 million for the year ended December 31, 2005, compared to $5.91 million for 2004 and decreased 24.2% to $1.19 million for the fourth quarter of 2005, compared to $1.57 million for the same quarter in 2004.

The Company continues to look for ways to develop new channels to market, add new products and add sales professionals that will have a positive impact on revenues. The effort expended in 2005 did not offset the current business environment, which has seen ongoing reduction in large scale environmental remediation projects, and slow adoption of toxicity testing in water security applications.

Food Safety Products

For the year ended December 31, 2005, food safety revenues were $8.98 million, compared to $7.63 million for 2004, an increase of 17.6%. Food safety revenues were $2.30 million in the fourth quarter of 2005, compared to $2.24 million in the fourth quarter of 2004, an increase of 2.7%. These increases were driven by food pathogen test sales in both the fourth quarter of 2005 and the year ended December 31, 2005, which were up 84.0% and 107.3%, respectively, compared to the same periods of 2004.

The Company began selling tests for food pathogens in 2002. Growth in this area has been entirely organic and for the 2005 year exceeded $3.26 million, compared to $1.57 million in 2004. The Company believes that the launch of its new RapidChek® method for Salmonella, expected in the third quarter of 2006, will contribute to accelerating sales as the Company will be able to offer outstanding methods for all three regulated pathogens in the same format.

Since 2001, sales of the Company’s product for the StarLink® trait have dropped from $5.35 million to less than $925,000 in 2005. The Company expects sales of this product to ultimately cease entirely.

Back to Contents

Antibody Products

Antibody revenues increased 5.6% to $10.73 million in the year ended December 31, 2005, compared to $10.16 million for 2005, but decreased 5.5% to $2.40 million for the fourth quarter of 2005, compared to $2.54 million for the same quarter in 2004. The decline in the fourth quarter was primarily due to a cyclical reduction in demand for bulk antibodies, as well as a reduction in new projects for custom monoclonal antibody production.

In 2004, the Company recorded revenue totaling approximately $360,000 associated with the sale of previously written off inventories that represented the Company’s discontinued catalog in bulk polyclonal antibodies.

The customer base in the antibody product group remains stable, and the Company believes that the year over year increase in revenues, excluding the effect of the written off inventory sales, is representative of the organic growth in the ongoing business. The Company expects the core antibody products to grow at a similar rate in 2006 with additional sales contributed by our Genomic Antibodies™ program.

Other Areas

Gross profit for the year ended December 31, 2005 totaled $13.43 million, as compared to $12.93 million for 2004. Gross margins were 54.1% for 2005 and 54.5% for 2004.

For the year ended December 31, 2005, operating expenses increased 9.1% to $24.17 million, compared to $22.15 million in the same period in 2004, partially due to research expenses incurred of $590,000 related to the Company’s investment in the commercialization of new technologies and high throughput production of antibodies and the investment in a software upgrade for the Microtox® equipment totaling $398,000.

For the year ended December 31, 2005, research and development spending was $3.03 million, or 12.2% of net revenues, compared to $2.16 million, or 9.1% of net revenues, for 2004.

Selling, general and administrative expenses were $9.72 million for the year ended December 31, 2005, compared to $9.21 million for 2004. In 2005, the Company recorded approximately $275,000 of costs related to the previously announced restatement of prior years’ financial statements as a result of a determination by the Company, following discussions with the U.S. Securities and Exchange Commission, to revise its revenue recognition policy for custom antibody projects.

Pre-tax income totaled $880,000 for the year ended December 31, 2005, compared to $1.61 million for 2004. Net income for the year ended December 31, 2005 was $584,000, or $0.03 per diluted share, compared to $1.38 million, or $0.07 per diluted share, for 2004. Diluted shares totaling 19.9 million and 19.5 million were used in the computations for 2005 and 2004, respectively.

Interest, net: The Company recorded interest income of $207,000 during 2005 compared to interest income of $53,000 during 2004 primarily due to higher levels of invested cash when comparing 2005 to 2004.

Income taxes: The Company’s annual effective tax rate of 33.6% for 2005 primarily reflects the federal statutory rate of 34%, foreign net operating losses not previously benefited of 5.5% and research and development credits of 11.0%.

Year ended December 31, 2004 versus year ended December 31, 2003

Revenues: Net revenues decreased $2.1 million or 8.2% in 2004 over 2003. The following table sets out revenues by product category.

	Year Ended December 31,
	2004	2003	Increase (Decrease)	Percent Change

	(in thousands, except percentages)
Water quality	5,911	6,717	(806)	-12.0%
Food safety	7,634	7,382	252	3.4%
Antibody	10,160	11,593	(1,433)	-12.4%
Contract and other	—	117	(117)	-100.0%

Net revenues	$23,705	$25,809	$(2,104)	-8.2%

Back to Contents

Water and Environmental Products

Revenue decreased by 12.0% to $5.9 million for the year ended December 31, 2004, compared to $6.7 million in the year ended December 31, 2003. In the aggregate, the year over year decline relates primarily to a decrease in the number of remediation projects and correlated use of on-site testing in the U.S. Alternatively, in Europe, water quality revenues grew 21% in fiscal 2004. Also, contributing to the decline was pricing pressure from direct competitors and lab-based testing services and the Company’s efforts to discontinue production and sales of low margin products, including several “build-to-order” test kits.

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

Food Safety Products

Food safety revenues increased by 3.4% to $7.6 million for the year ended December 31, 2004, as compared to $7.4 million in the prior year.

Food pathogen test sales in the fourth quarter were up 125% compared to the same quarter of 2003 and 27% over the third quarter of 2004, the continuation of the positive trend, which saw sales increase 91% and 46% for the third and second quarters of 2004, respectively, compared to the corresponding 2003 periods. The increase was led by sales of test kits for E. coli, Salmonella and Listeria, which grew by 77%. The Company launched its Listeria test kit in June 2004, and it has become the fastest growing product in the Company’s food pathogen line of products.

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

Antibody Products:

Antibody revenues decreased 12.4% for 2004 compared to 2003. The Company experienced a steep decline in revenues in the first half of 2004 that was associated with several large, one time customer projects in 2003 and the discontinuation of low margin business. Included in antibody revenues for 2004 was $389,000 associated with inventories written off during 2003.

Other Areas

Contract and other revenue declined as the Company continued to place greater emphasis on devoting its research and development resources to internal projects, particularly in the food safety category.

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

Gross profit (defined as total revenues less manufacturing costs) increased $1.9 million to $12.9 million during 2004 primarily due to the $3.0 million non-cash charge discussed above. Gross margin improved from 42.6% in 2003 to 54.5% in 2004. The improvement in gross margin is attributable to both the $3.0 million non-

Back to Contents

cash charge in 2003 and $389,000 of revenue in 2004 discussed above, and a reduction in manufacturing expenses of $1.0 million during 2004, reflecting the benefit of the Company’s ongoing efforts on manufacturing process improvement and supply chain management.

Research and development expenses were essentially unchanged at $2.2 million during 2004 and 2003 reflecting the Company’s continuing development efforts in the food safety and water toxicity product lines.

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

Income taxes: The Company’s annual effective tax rate of 14.4% for 2004 primarily reflects the federal statutory rate of 34%, foreign net operating losses not previously benefited of 14.3% and research and development credits of 5.1%.

Non-GAAP Financial Measures

Excluding the non-cash inventory write-down of $3.0 million and the $605,000 provision for severance and related costs, both tax effected at the statutory rate of 39%, the net income for 2003 would have been $1.5 million, or $.08 per diluted share.

The Company added back the items below because management believes they are outside of our normal operations. The Company believes the inclusion of such non-GAAP measures helps investors to gain a better understanding of our core operating results, consistent with how management measures the Company’s performance, especially when comparing such results to previous periods, including 2002 when the Company had a net loss of $1.1 million.

In 2004, the Company recorded revenues totaling $360,000 associated with the inventories written off in 2003.

Twelve Months Ended December 31, 2004 (in thousands, except per share data)

Net income	$1,379
Less: Revenue associated with inventory previously written off, net of related tax effect at 14%	(319)
Add: Costs related to revenue recorded above, net of tax effect at 14%	39

As adjusted net income	$1,099

Earnings (loss) per share:
Basic—as reported	$0.07

Basic—as adjusted	$0.06

Diluted—as reported	$0.07

Diluted—as adjusted	$0.06

Back to Contents

Twelve Months Ended December 31, 2003 (in thousands, except per share data)

Net loss	$(653)
Add: Inventory write-down of $3.0 million, net of related tax effect at 39%	1,830
Add: Severance costs of $605,000, net of related tax effect at 39%	369

Pro forma net income	$1,546

Earnings (loss) per share:
Basic—as reported	$(0.03)

Basic—pro forma	$0.08

Diluted—as reported	$(0.03)

Diluted—pro forma	$0.08

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash flows from operating activities to meet the Company’s obligations and commitments, or obtain appropriate financing. Currently our liquidity needs arise primarily from debt service on indebtedness, working capital requirements and capital expenditures.

The following is a summary of selected cash flow information:

	Year Ended December 31,
	2005	2004

	(in thousands)
Net cash provided by operating activities	$2,119	$3,425
Net cash used in investing activities	(1,234)	(604)
Net cash provided by financing activities	1,152	50
Effect of exchange rate changes on cash	(124)	67

Net increase in cash and cash equivalents	$1,913	$2,938

The net cash provided by operating activities of $2.1 million and $3.4 million for 2005 and 2004, respectively, was primarily the result of the earnings before interest, taxes, depreciation and amortization (EBITDA) for the period of $1.6 million and $2.5 million, respectively. See “Non-GAAP Financial Measures” below.

Net cash used in investing activities in 2005 of $1.2 million was driven by the capital expenditures for the period. This compares to net cash used in investing activities of $604,000 for 2004, which was driven by net capital expenditures for the period of $453,000 and $200,000 for the purchase of a technology license. The capital expenditures for 2005 primarily relate to investments in equipment and a parcel of land adjacent to our antibody manufacturing facility in Maine, while capital expenditures for 2004 primarily related to upgrading office infrastructure and investments in manufacturing equipment.

Net cash provided by financing activities of $1.2 million for 2005 and $50,000 for 2004 was primarily driven by proceeds from the exercise of stock options, which was partially offset by net repayments of outstanding debt.

The Company’s working capital (current assets less current liabilities) increased $2.1 million to $15.6 million at December 31, 2005 from $13.5 million at December 31, 2004, primarily due to the increase of $1.9 million in cash and cash equivalents generated during the 2005 period. Outstanding debt decreased $211,000 from $984,000 at December 31, 2004 to $773,000 on December 31, 2005, due to scheduled repayments.

On May 5, 2000, the Company entered into a financing agreement with a commercial bank. This agreement provides for up to a $5.0 million revolving line of credit, none of which was outstanding and approximately $2.4 million of which was available at December 31, 2005, based on eligible assets.

Back to Contents

The revolving line of credit bears a variable interest rate of between 1.75% and 2.75% over LIBOR depending upon the ratio of the Company’s funded debt to EBITDA, and is subject to a borrowing base determined by the Company’s eligible accounts receivable. The Company’s annual effective rate of interest on this line of credit, taking into account the variable interest rate and LIBOR, was approximately 5.94% at December 31, 2005.

On December 13, 2001, the Company entered into an agreement with a commercial bank to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $1.5 million in financing, $773,000 of which was outstanding at December 31, 2005, and is repayable over seven years, with principal payments that began on October 1, 2002. The loan bears a variable interest rate of between 2% and 3% over LIBOR depending upon the ratio of the Company’s funded debt to EBITDA. Payments are due monthly, with equal amortization of principal payments plus interest. The Company’s annual effective rate of interest on this loan at December 31, 2005, was approximately 6.19%.

Under the terms of the above financing, the Company is required to meet certain quarterly financial covenants that include a ratio of EBITDA to current maturities of debt plus interest and cash paid for taxes greater than 1.50 and a ratio of funded debt to EBITDA not to exceed 3.25. At December 31, 2005, the Company met all of its financial covenants with respect to this indebtedness. As a result of the delay in filing Form 10-Q as of and for the quarter ended September 30, 2005, the Company was not in compliance with its timely filing covenant. On February 15, 2006, the Company obtained a waiver from the bank for the covenant as of September 30, 2005.

For the year ended December 31, 2005, the Company satisfied all of its cash requirements from the net cash provided by operating activities, cash available and on-hand and from the financing agreements described above. At December 31, 2005, the Company had $562,000 in long-term debt and stockholders’ equity of $33.79 million. Although the Company has no material commitments for capital expenditures at December 31, 2005, it does anticipate that it may spend approximately $1.09 million in 2006 to upgrade or expand certain manufacturing, research and development and office equipment and systems that will drive productivity or generate cost savings, and also to introduce automation into certain manufacturing processes that are currently labor intensive.

Non-GAAP Financial Measures

The Company presents an EBITDA measure as the Company believes this provides investors and the Company’s management with additional information to measure the Company’s liquidity. EBITDA measures are not a measure of performance under GAAP and, therefore, should not be considered in isolation or as a substitute for net income or cash flows from operations. Additionally, the Company’s EBITDA calculations may differ from the EBITDA calculations for other companies.

The calculation of the Company’s EBITDA measure (as discussed above), and the reconciliation of the Company’s EBITDA measure to net cash provided by operating activities for years ended December 31, 2005 and 2004, respectively, is as follows (amounts in thousands):

	Twelve Months Ended December 31,
	2005	2004

	(in thousands)
Net cash provided by operating activities	$2,119	$3,425
Changes in assets and liabilities:
Receivables	135	(271)
Inventories	(6)	(189)
Other current assets	(5)	(135)
Other assets	1	(1)
Accounts payable	404	(80)
Accrued expenses	(184)	(40)
Deferred revenue	(207)	—
Net change in deferred income tax	18	(46)
Loss on disposal of fixed assets	(228)	—
Stock compensation expense	(243)	(152)
Interest income, net	(207)	(53)

EBITDA	$1,597	$2,458

Back to Contents

Off-Balance Sheet Arrangements

As of December 31, 2005, the Company did not have any off-balance sheet arrangements as defined in Item 304(a)(4)(ii) of Regulation S-K.

Contractual Obligations

The Company is committed to making cash payments in the future on two types of contracts: our long-term indebtedness and leases. The Company has no off-balance sheet debt or other such unrecorded obligations. Below is a schedule of the future payments that the Company was obligated to make based on agreements in place as of December 31, 2005.

	Payments Due by Year
	2006	2007	2008	2009	2010	2011 and Beyond	Total

	(in thousands)
Long-term debt (1)	$211	211	211	140	—	—	773
Operating leases (2)	$620	595	60	45	37	37	1,394

Total contractual cash obligations	$831	806	271	185	37	37	2,167

(1)	See discussion in Note 5 of the Notes to the Consolidated Financial Statements for additional information on long-term debt.

(2)	See discussion of operating leases in Note 8 of the Notes to the Consolidated Financial Statements.

Based upon its cash on hand, credit facilities, current product sales and the anticipated sales of new products, the Company believes it has, or has access to, sufficient resources to meet its operating requirements.

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

Valuation of Accounts Receivable – Accounts receivable as of December 31, 2005 and December 31, 2004, were net of an allowance for doubtful accounts of $117,000 and $186,000, respectively. The recorded allowance is continually evaluated based on current market conditions, an analysis of customer-specific facts and circumstances, and the size and composition of the overall portfolio. If receivables become uncollectible, these write-offs are charged against the allowance.

Back to Contents

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

Deferred Taxes – In assessing the realizablity of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of existing temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based upon historical taxable income and projections for future taxable income over the periods in which the deferred tax items are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2005.

At December 31, 2005, management concluded that no valuation allowance is necessary for federal deferred tax assets after considering the positive and negative factors. In making this determination, the Company considered the following positive factors:

•	cumulative income before taxes of $1.2 million for the three year period 2003 to 2005;

•
the strong operating performance over the past five years after adjusting for specific non-recurring transactions such as restructuring activities and the decision to exit the catalog antibody product line during the year ended December 31, 2003;

•	past and anticipated new product launches; and,

•	The operating efficiencies gained and to be gained from automating labor intensive manufacturing processes and improvements to supply chain management.

The Company also considered the following negative factors:

•	losses before taxes of $1.3 million in 2003 without removing the effect of $3.6 million of expenses that management believes are outside of normal operations.

•	the 2005 income before taxes was lower than 2005 expectations at the beginning of the year; and,

•	federal net operating loss carry forwards begin to expire in 2007.

At December 31, 2005, management has concluded that a full valuation allowance is necessary for deferred tax assets in certain state jurisdictions. For the state jurisdictions, management has considered the same positive and negative evidence as utilized for the federal deferred tax assets described above. The Company has also considered the substantial reduction of its presence in North Carolina and Pennsylvania since the time when the net operating losses were incurred in those jurisdictions as additional negative evidence.

At December 31, 2005, management considered positive and negative indicators in concluding that a substantial valuation allowance was necessary for foreign deferred tax assets. The positive indicators included the contribution to income before taxes by the foreign operations in the United Kingdom (“UK”) for 2005 and 2004, and the expected income before taxes in the UK for 2006. The negative indicators include a history of substantial net operating losses in the UK, the lack of income before taxes until 2004, and limitations with regard to estimating income in the UK beyond 2005 resulting from the hiring of a UK Director of Distribution late in 2004 and the rebuilding of the UK distributor network.

Back to Contents

As of December 31, 2005, the Company had federal net operating loss carryforwards, including those acquired in the Company’s past acquisitions, of approximately $18.9 million, which, if not utilized, begin to expire as follows:

Year	Amount of NOL (in thousands)

2007	$946
2008	2,565
2009	3,297
2010	5,109
2017	760
2018	1,327
2019	550
2020	66
2021	51
2022	2,253
2024	1,824
2025	125

Total	$18,873

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

New Accounting Standards and Disclosures

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting (SFAS) No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4.” This Statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal

Back to Contents

amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of SFAS No. 151 will have a significant impact on its results of operations and financial position.

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

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment.” SFAS 123(R) revises SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The Company intends to adopt SFAS 123(R) using the modified prospective basis on January 1, 2006. On December 27, 2005, the Board of Directors of the Company approved the accelerated vesting, effective as of December 31, 2005, of all unvested stock options granted to employees and non-employee directors from 2002 through 2005 under the Company’s 2000 Stock Incentive Plan, as well as options granted to the Company’s Chief Executive Officer under his original employment agreement. The acceleration of vesting of these options will reduce non-cash compensation expense that would have been recorded in the Company’s income statement in future periods in anticipation of the adoption of Financial Accounting Standards Board Statement 123(R) in January 2006. The Board’s decision was based on such factors as: 48% of the options were “out of the money”; the options generally vested over the next three years; and, the Company has decided to rely on restricted stock as opposed to options in future incentive compensation awards. Accordingly, the Company does not believe that the adoption of SFAS No. 123(R) will have an impact on its results of operations and financial position. Further, we are unable to estimate the future impact of stock-based compensation expense because it is affected by our stock price, the number of stock-based awards our Board of Directors may grant in 2006, the number of shares our employees purchase under our stock purchase plan, as well as a number of complex and subjective valuation assumptions and the related tax effect. These valuation assumptions include, but are not limited to, the volatility of the Company’s stock and employee stock option exercise behaviors.

In March 2005, the FASB issued Interpretation 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143. Interpretation 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. This Interpretation is effective for the Company on December 31, 2005. The adoption of Interpretation 47 did not have an impact on the Company’s results of operations and financial position.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS 154 replaces APB Opinion 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

For further information related to new accounting standards and disclosures, see Note 1 of the Notes to Consolidated Financial Statements.

Back to Contents

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company has exposure to changing interest rates, and is currently not engaged in hedging activities. Interest on $773,000 of outstanding indebtedness is at a variable rate of between 2% to 3% over the published London Interbank Offered Rate (LIBOR), based upon the Company’s ratio of funded debt to EBITDA, and was 3% over LIBOR on average for the year. At the Company’s current level of indebtedness, each 1% change in the variable interest rate will have an effect of approximately $8,000 on the Company’s annual interest expense charges.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Following a series of discussions with the U.S. Securities and Exchange Commission, the Company determined on December 15, 2005 that it would change its method of accounting for revenue on certain custom antibody arrangements. The Company changed its revenue recognition policy for custom antibody projects to utilize a methodology whereby revenue is recognized when a project’s specifications have been met and the related antibodies have been shipped, rather than on the percentage-of-completion methodology the Company had used since 1996. In addition, the Company corrected an error in the 2005 interim consolidated financial statements for the March 31, and June 30 quarters relating to the determination as to whether the Company had established the technological feasibility of a software development project.

As a result of the ongoing consideration of the appropriate accounting methodology leading up to the December 15, 2005 determination, the Company did not file its Form 10-Q for the third quarter of 2005 by the required filing date.

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

Back to Contents

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were therefore, as of December 31, 2005, not effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 9B. Other Information

None

Back to Contents

PART III

Item 10. Directors and Executive Officers of the Registrant

The information contained under the captions “Election of a Class of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” and “Report of the Audit Committee” in the Company’s Definitive Proxy Statement is incorporated herein by reference.

Identification of Executive Officers and Certain Significant Employees

The executive officers of the Company, their positions with the Company, their ages and a brief biography for each are as follows:

Name	Age	Position

Matthew H. Knight	49	President and Chief Executive Officer
James W. Stave, Ph.D.	51	VP—Research and Development and Chief Technical Officer
Anthony J. Simonetta	58	VP—Finance, Chief Financial Officer and Corporate Secretary
Richard M. Rumble	47	VP—Sales and Marketing
Richard W. Foster	51	VP—Sales (through March 25, 2005)

Matthew H. Knight, age 49, joined SDI in September 2003 as President and CEO, and also serves as a Director. Prior to joining SDI, Mr. Knight spent 23 years at Nalco Chemical Company. He began his career in field sales in 1980, and advanced through a series of sales and marketing management positions over the next 15 years. In 1996, Mr. Knight became General Manager of Nalco’s European operating group serving the water management needs of manufacturers, including the food, beverage and pharmaceutical industries. In 1998, he was promoted to General Manager of Nalco’s largest water treatment business unit and in 2000 he was promoted to Group Vice President and President of the company’s Industrial Division. Mr. Knight also served as Group Vice President, Sales Force Optimization, focused on development of sales and sales management processes for Nalco’s global sales force. Mr. Knight is a graduate of Miami University of Ohio, with a B.A. in Chemistry.

James W. Stave, age 51, joined SDI in March 1991 as a research group leader. Subsequently, Dr. Stave was promoted to director of Research and Development. In October 1993, Dr. Stave was promoted to Vice President—Research and Development and Chief Technical Officer. Prior to joining SDI, Dr. Stave worked for DuPont, Molecular Genetics, Inc. and the U.S. Department of Agriculture. Dr. Stave received his Ph.D. in Microbiology from the University of Maryland and his B.S. in Biology from Michigan Technological University.

Anthony J. Simonetta, age 58, joined the Company in January 2005 as Vice President—Finance, Chief Financial Officer and Corporate Secretary. Mr. Simonetta worked for 28 years with KPMG, ascending to the role of partner in the Philadelphia office. During his last three years with KPMG, Mr. Simonetta managed the Philadelphia business advisory practice group, consulting with numerous KPMG clients on business development tactics and strategies. Prior to this assignment, Mr. Simonetta was an audit partner, serving both public and private clients in the development and execution of financial audit plans. He left KPMG in 2002 and was consulting with non-KPMG clients on business development strategy and execution. Mr. Simonetta is a graduate of Hofstra University. Mr. Simonetta also serves as Chairman of the Board for The Center for Autistic Children in Philadelphia.

Richard M. Rumble, age 47, joined SDI in December 2004 as Vice President of Marketing. Prior to joining SDI, Mr. Rumble spent 23 years in the Medical Device industry. He began his career in 1983 with 3M Canada, joining the company in the capacity of Professional Service Supervisor, Microbiology Products, Over the next 14 years, Mr. Rumble progressed through a number of positions of increased responsibility in both domestic and international sales and marketing roles. In 1996 Mr. Rumble left 3M to assume the position of President and CEO, MediVators Corporation, a company dedicated to the development, manufacture and marketing of products used in the reprocessing of flexible endoscopes. Prior to Joining SDI, Mr. Rumble held the position of Vice President and General Manager, Healthcare Sterilization Products for STERIS Corporation the world leader in sterile processing systems. Mr. Rumble is a graduate of the University of Western Ontario with B.Sc. in Biology and Immunology.

Back to Contents

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

Item 11. Executive Compensation

The information contained under the captions “Executive Compensation” and “Report of the Compensation Committee” in the Company’s Definitive Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column a) (c)

Equity compensation plan ap proved by security holders	1,360,500	$3.61	791,235
Equity compensation not approved by security holders	300,000	$4.00	—

Total	1,660,500	$3.68	791,235

The 300,000 shares underlying options granted under equity compensation not approved by security holders were granted in connection with the Company’s hiring, on September 2, 2003, of its new President and Chief Executive Officer, Matthew H. Knight. The grant to Mr. Knight is a ten year non-qualified stock option grant at an exercise price of $4.00 per share, the closing market price on September 2, 2003.

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

Back to Contents

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements

(a) See the Consolidated Financial Statements which begin on page F-1 of this Report

2. Financial Statement Schedules

Financial statement schedules are omitted because they are either not required or not applicable or the required information is reflected in the consolidated financial statements or notes thereto.

3. Exhibits

			Previous
Exhibit			Exhibit
Number	Description	Reference	Number

2.1	Agreement and Plan of Merger among the Company, AZUR Acquisition Corp. and AZUR Environmental dated May 4, 2001	(1)
3.1	Fourth Amended and Restated Certificate of Incorporation of the Company	(2)	4.1
3.2	Certificate of Powers, Designations, Preferences and Rights of the Series C Convertible Preferred Stock of the Company filed with the Secretary of the State of Delaware on September 27, 2001	(1)
3.3	Amended and Restated Bylaws of the Company	(2)	4.2
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2	Forms of Warrants to Purchase Common Stock of the Company	(2)	4.4
10.1	Stock Purchase Agreement among the Company and its outside directors and certain of their affiliates dated August 16, 2002	(12)
10.2	Demand Registration Agreement among the Company and its outside directors and certain of their affiliates dated August 16, 2002	(12)
10.3	EnSys Environmental Products, Inc. 1993 Stock Incentive Plan*	(3)	10.17
10.4	Amended and Restated EnSys Environmental Products, Inc. 1995 Stock Incentive Plan*	(4)
10.5	EnSys Environmental Products, Inc. 401(k) Plan Adoption Agreement	(3)	10.18
10.11	Agreement and Plan of Merger by and between EnSys and Strategic Diagnostics Inc. dated as of October 11, 1996	(2)	2.1
10.15	Employment Agreement dated December 30, 1996 by and between Grover C. Wrenn and the Company*	(7)	10.15
10.18	Industrial Lease dated October 26, 1993, by and between Tober & Agnew Properties, Inc. and Strategic Diagnostics Incorporated	(6)	10.18
10.21	Lease agreement dated October 29, 1997 by and between Pencader Courtyard, L.P. and Strategic Diagnostics Inc.	(7)	10.21
10.22	1998 Employee Stock Purchase Plan	(11)
10.27	Loan Agreement between the Company and PNC Bank, Delaware, dated May 5, 2000	(10)	10.1
10.28	Line of Credit Note between the Company and PNC Bank, Delaware, dated May 5, 2000	(10)	10.2
10.29	Term Note between the Company and PNC Bank, Delaware, dated May 5, 2000	(10)	10.3
10.30	Employment Agreement dated September 2, 2003, by and between Matthew H. Knight and the Company*	(13)	10.1

Back to Contents

			Previous
Exhibit			Exhibit
Number	Description	Reference	Number

10.31	Nonqualified Stock Option Agreement dated September 2, 2003, by and between Matthew H. Knight and the Company*	(13)	10.2
10.32	Restricted Stock Grant Agreement dated September 2, 2003, by and between Matthew H. Knight and the Company*	(13)	10.3
10.33	Employment Agreement dated January 1, 1997 by and between James W. Stave and the Company*	(14)	10.33
10.34	Exclusive Distribution and Supply Agreement, dated as of May 4, 2005, by and between the Registrant and the DuPont Qualicon division of E.I. du Pont de Nemours	(15) (16)	10.1
10.35	Strategic Diagnostics Inc. Change of Control Severance Agreement*	(17)	10.1
21.1	Subsidiaries of the Company
31.1	Certifications of the Chief Executive Officer of Strategic Diagnostics Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certifications of the Chief Financial Officer of Strategic Diagnostics Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Matthew H. Knight pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Anthony J. Simonetta pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the designated exhibit of the Company’s 10-Q for the fiscal quarter ended September 30, 2001

(2)	Incorporated by reference to the designated exhibit of the EnSys Registration Statement on Form S-4 (No. 333-17505) filed on December 9, 1996

(3)	Incorporated by reference to the designated exhibit of the EnSys Registration Statement on Form S-1 (No. 33-68440) filed on September 3, 1993

(4)	Incorporated by reference to Appendix F to the Joint Proxy Statement/Prospectus contained in the EnSys Registration Statement on Form S-4 (No. 333-17505) filed on December 9, 1996

(5)	Incorporated by reference to the designated exhibit of the EnSys Form 10-K for the fiscal year ended December 31, 1994

(6)	Incorporated by reference to the designated exhibit of the EnSys Form 10-Q for the fiscal quarter ended March 31, 1996

(7)	Incorporated by reference to the designated exhibit of the Company’s Form 10-K for the fiscal year ended December 31, 1996

(8)	Incorporated by reference to the designated exhibit of the Company’s Form 10-K for the fiscal year ended December 31, 1997

(9)	Incorporated by reference to the identically numbered exhibit contained in the Company’s Form 8-K filed on May 26, 1999

(10)	Incorporated by reference to the identically numbered exhibit contained in the Company’s Form 8-K filed on March 15, 1999

Back to Contents

(11)	Incorporated by reference to the designated exhibit of the Company’s Registration Statement on Form S-8 (No. 333- 68107) filed on November 30, 1998

(12)	Incorporated by reference to the designated exhibit of the Company’s 10-Q for the fiscal quarter ended September 30, 2002

(13)	Incorporated by reference to the designated exhibit of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2003.

(14)	Incorporated by reference to the designated exhibit of the Company’s Form 10-K for the fiscal year ended December 31, 2004

(15)	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

(16)	Incorporated by reference to the designated exhibit of the Company’s Form 10-Q for the fiscal quarter ended June 30, 2005, as amended.

(17)	Incorporated by reference to the designated exhibit of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2005.

*	Management contract or compensatory plan.

Back to Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Strategic Diagnostics Inc.:

We have audited the accompanying consolidated balance sheets of Strategic Diagnostics Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Strategic Diagnostics Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 24, 2006

Back to Contents

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	December 31,

	2005	2004

ASSETS
Current Assets:
Cash and cash equivalents	$10,009	$8,096
Receivables, net	3,242	3,107
Inventories	3,212	3,218
Deferred tax asset	1,048	1,071
Other current assets	362	367

Total current assets	17,873	15,859

Property and equipment, net	3,884	3,605
Other assets	3	2
Deferred tax asset	8,101	8,415
Intangible assets, net	6,800	6,992

Total assets	$36,661	$34,873

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$464	$868
Accrued expenses	1,439	1,255
Deferred revenue	207	—
Current portion of long term debt	211	211

Total current liabilities	2,321	2,334

Long-term debt	562	773

Stockholders’ Equity:
Preferred stock, $.01 par value, 20,920,648 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 35,000,000 shares authorized, 19,916,635 and 19,379,602 issued and outstanding at December 31, 2005 and December 31, 2004, respectively	200	194
Additional paid-in capital	38,249	36,596
Accumulated deficit	(4,374)	(4,958)
Deferred compensation	(313)	(206)
Cumulative translation adjustments	16	140

Total stockholders’ equity	33,778	31,766

Total liabilities and stockholders’ equity	$36,661	$34,873

The accompanying notes are an integral part of these statements

Back to Contents

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,

	2005	2004	2003

Revenues:
Product related	$24,845	$23,705	$25,692
Contract and other	—	—	117

Total revenues	24,845	23,705	25,809

Operating expenses:
Manufacturing	11,416	10,779	14,807
Research and development	3,034	2,157	2,203
Selling, general and administrative	9,722	9,211	10,046

Total operating expenses	24,172	22,147	27,056

Operating income (loss)	673	1,558	(1,247)
Interest income (expense), net	207	53	(40)

Income (loss) before taxes	880	1,611	(1,287)
Income tax expense (benefit)	296	232	(634)

Net income (loss)	$584	$1,379	$(653)

Basic net income (loss) per share applicable to common stockholders	$0.03	$0.07	$(0.03)

Shares used in computing basic net income (loss) per share applicable to common stockholders	19,741,000	19,242,000	18,999,000

Diluted net income (loss) per share applicable to common stockholders	$0.03	$0.07	$(0.03)

Shares used in computing diluted net income (loss) per share applicable to common stockholders	19,870,000	19,494,000	18,999,000

The accompanying notes are an integral part of these statements.

Back to Contents

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(in thousands)

			Additional			Cumulative
	Preferred	Common	Paid-In	Accumulated	Deferred	Translation
	Stock	Stock	Capital	Deficit	Compensation	Adjustments	Total

Balance December 31, 2002	—	190	35,312	(5,684)	—	(40)	29,778

Comprehensive income:
Net loss	—	—	—	(653)	—	—	(653)
Currency translation adjustment	—	—	—	—	—	113	113

Total comprehensive loss							(540)

Exercises of stock options	—	1	289	—	—	—	290
Employee stock purchase plan	—	—	14	—	—	—	14
Issuance of restricted stock awards	—	1	391	—	(392)	—	—
Deferred compensation amortization	—	—	—	—	62	—	62
Tax benefit of stock option exercises	—	—	134	—	—	—	134
Tax benefit of restricted stock awards	—	—	—	—	138	—	138

Balance December 31, 2003	—	192	36,140	(6,337)	(192)	73	29,876

Comprehensive income:
Net income	—	—	—	1,379	—	—	1,379
Currency translation adjustment	—	—	—	—	—	67	67

Total comprehensive income							1,446

Exercises of stock options	—	—	242	—	—	—	242
Employee stock purchase plan	—	—	18	—	—	—	18
Issuance of restricted stock awards	—	2	150	—	(152)	—	—
Deferred compensation amortization	—	—	—	—	145	—	145
Tax benefit of stock option exercises	—	—	46	—	—	—	46
Tax benefit of restricted stock awards	—	—	—	—	(7)	—	(7)

Balance December 31, 2004	—	194	36,596	(4,958)	(206)	140	31,766

Comprehensive income:
Net income	—	—	—	584	—	—	584
Currency translation adjustment	—	—	—	—	—	(124)	(124)

Total comprehensive income							460

Exercises of stock options	—	5	1,330	—	—	—	1,335
Employee stock purchase plan	—	—	37	—	—	—	37
Issuance of restricted stock awards	—	1	213	—	(214)	—	—
Deferred compensation amortization	—	—	—	—	238	—	238
Tax benefit of stock option exercises	—	—	73	—	—	—	73
Tax benefit of restricted stock awards	—	—	—	—	(131)	—	(131)

Balance December 31, 2005	$—	$200	$38,249	$(4,374)	$(313)	$16	$33,778

The accompanying notes are an integral part of these statements.

Back to Contents

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Twelve Months Ended December 31,

	2005	2004	2003

Cash Flows from Operating Activities:
Net income (loss)	$584	$1,379	$(653)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	924	900	831
Stock compensation expense	243	152	62
Deferred income taxes (benefit)	278	278	(609)
Loss on disposal of fixed assets	228	—	—
(Increase) decrease in:
Receivables	(135)	271	(65)
Inventories	6	189	3,242
Other current assets	5	135	(3)
Other assets	(1)	1	37
Increase (decrease) in:
Accounts payable	(404)	80	(236)
Accrued expenses	184	40	550
Deferred revenue	207	—	—

Net cash provided by operating activities	2,119	3,425	3,156

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,217)	(453)	(214)
Purchase of patent license	(17)	(200)	(70)
Proceeds from sale / disposal of assets	—	49	—

Net cash used in investing activities	(1,234)	(604)	(284)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	1,335	242	290
Proceeds from employee stock purchase plan	28	18	14
Proceeds from issuance of long and short term debt	—	551	372
Repayments on financing obligations	(211)	(761)	(601)

Net cash provided by financing activities	1,152	50	75

Effect of exchange rate changes on cash	(124)	67	113
Net increase in Cash and Cash Equivalents	1,913	2,938	3,060
Cash and Cash Equivalents, Beginning of Year	8,096	5,158	2,098

Cash and Cash Equivalents, End of Year	$10,009	$8,096	$5,158

Supplemental Cash Flow Disclosure:
Cash paid (refunded) for taxes, net	$(27)	$6	$4
Cash paid for interest	48	50	65

The accompanying notes are an integral part of these statements

Back to Contents

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005
(in thousands, except share and per share data)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CERTAIN BALANCE SHEET INFORMATION:

Business

Strategic Diagnostics Inc. and its subsidiaries (the “Company”) develops, manufactures and markets antibody products and analytical test kits for a broad range of food, water, agricultural, industrial, environmental and scientific applications.

Basis of Presentation

The historical financial statements presented herein include the consolidated financial statements of Strategic Diagnostics Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Accounts Receivable

As of December 31, 2005, 2004 and 2003, the allowance for doubtful accounts was $117, $186 and $103, respectively. If receivables become uncollectible, the Company’s policy is to charge these write-offs against the allowance. The Company continually reviews the realizablity of its receivables and charges current period earnings for the amount deemed unrealizable. At December 31, 2005 and 2004 net accounts receivable were $3,242 and $3,107, respectively.

A summary of the activity in the allowance for doubtful, accounts for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003

Balance, January 1	$186	$103	$294

Additions-charged to costs and expenses	(44)	140	8
Deductions-written off as uncollectable	(25)	(57)	(199)

Balance, December 31	$117	$186	$103

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

Back to Contents

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

DECEMBER 31, 2005
(in thousands, except share and per share data)

At December 31, inventories consisted of the following:

	2005	2004

Raw materials	$1,181	$1,410
Work in progress	498	633
Finished goods	1,533	1,175

Net inventories	$3,212	$3,218

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives (generally three to five years) of the assets. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life.

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

Back to Contents

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

DECEMBER 31, 2005
(in thousands, except share and per share data)

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

	Twelve Months Ended December 31,
	2005	2004	2003

Net income (loss)	$584	$1,379	$(653)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	160	125	34
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,350)	(559)	(579)

Pro forma net income (loss)	$(606)	$945	$(1,198)

Earnings (loss) per share:
Basic — as reported	$0.03	$0.07	$(0.03)

Basic — pro forma	$(0.03)	$0.05	$(0.06)

Diluted — as reported	$0.03	$0.07	$(0.03)

Diluted —pro forma	$(0.03)	$0.05	$(0.06)

The weighted average fair value at the date of grant for options granted during 2005, 2004 and 2003 is estimated at $2.09, $2.51 and $3.30 per share, respectively, using the Black-Scholes pricing model. The assumptions used in the Black-Scholes model are as follows: dividend yield of 0%, expected volatility of 85% in 2005, 88% in 2004 and 90% in 2003, risk-free interest rate of 3.93% in 2005, 3.44% in 2004 and 2.74% in 2003, and an expected option life of 5 years in 2005, 2004 and in 2003.

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

Basic and Diluted Income (Loss) per Share

Basic earnings (loss) per share (EPS) is computed by dividing net income or loss available for common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is

Back to Contents

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

DECEMBER 31, 2005
(in thousands, except share and per share data)

similar to basic EPS, except that the dilutive effect of converting or exercising all potentially dilutive securities is also included in the denominator. The Company’s calculation of diluted EPS includes the dilutive effect of exercising stock options into common shares. Basic loss per share excludes potentially dilutive securities.

Listed below are the basic and diluted share calculations for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003

Average common shares outstanding	19,741,223	19,242,172	18,998,522
Shares used in computing basic net income (loss) per share	19,741,223	19,242,172	18,998,522

Stock options	127,733	251,580	—

Shares used in computing diluted net income (loss) per share	19,868,956	19,493,752	18,998,522

In 2003, the effect of approximately 524,000 equivalent shares related to stock options was excluded from the diluted shares calculation, because they were anti-dilutive.

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

New Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting (SFAS) No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4.” This Statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of SFAS 151 will have a significant impact on its results of operations and financial position.

Back to Contents

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

DECEMBER 31, 2005
(in thousands, except share and per share data)

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

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment”. SFAS 123(R) revises SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The Company intends to adopt SFAS 123(R) using the modified prospective basis on January 1, 2006. On December 27, 2005, the Board of Directors of the Company approved the accelerated vesting, effective as of December 31, 2005, of all unvested stock options granted to employees and non-employee directors from 2002 through 2005 under the Company’s 2000 Stock Incentive Plan, as well as options granted to the Company’s Chief Executive Officer under his original employment agreement. The acceleration of vesting of these options will reduce non-cash compensation expense that would have been recorded in the Company’s income statement in future periods in anticipation of the adoption of Financial Accounting Standards Board Statement 123(R) in January 2006. The Board’s decision was based on such factors as: 48% of the options were “out of the money”; the options generally vested over the next three years; and, the Company has decided to rely on restricted stock as opposed to options in future incentive compensation awards. Accordingly, the Company does not believe that the adoption of SFAS No. 123(R) will have an impact on its results of operations and financial position. Further, we are unable to estimate the future impact of stock-based compensation expense because it is affected by our stock price, the number of stock-based awards our Board of Directors may grant in 2006, the number of shares our employees purchase under our stock purchase plan, as well as a number of complex and subjective valuation assumptions and the related tax effect. These valuation assumptions include, but are not limited to, the volatility of the Company stock and employee stock option exercise behaviors.

In March 2005, the FASB issued Interpretation 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143. Interpretation 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. This Interpretation is effective for the Company on December 31, 2005. The adoption of Interpretation 47 did not have an impact on the Company’s results of operations and financial position.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS 154 replaces APB Opinion 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Back to Contents

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

DECEMBER 31, 2005
(in thousands, except share and per share data)

2.	PROPERTY AND EQUIPMENT:

As of December 31, property and equipment consisted of the following:

	2005	2004

Equipment	$4,233	$4,241
Building improvements	3,036	2,904
Furniture and fixtures	103	107
Land	1,129	360
Leasehold improvements	876	861

Total property and equipment	9,377	8,473
Less — accumulated depreciation and amortization	(5,493)	(4,868)

Net property and equipment	$3,884	$3,605

Depreciation expense was $710, $735 and $652 in 2005, 2004 and 2003, respectively.

3. INTANGIBLE ASSETS:

As of December 31, intangible assets consisted of the following:

	2005	2004	Lives

Goodwill	$5,168	$5,168	N/A
Other	3,017	3,000	2-20
Less — accumulated amortization	(1,385)	(1,176)

Net intangible assets	$6,800	$6,992

The Company’s goodwill principally relates to the 1999 acquisitions of HTI BioProducts, Inc. and Atlantic Antibodies, whose products are a component of the antibody product group, and the 2001 acquisition of Azur Environmental, whose products are a component of the water quality product group. The Company continues to sell the products acquired through these acquisitions at substantial margins.

The other intangible assets principally relate to intellectual and property rights acquired from MCI. The technology acquired from MCI primarily relates to proprietary growth media used by the Company in conjunction with the Company’s E. coli and Salmonella test kits, and also technology used in the Company’s ruminant feed test kit. The Company launched sales of these products during the year ended December 31, 2003 and expects continued launches of new products in the future based upon this intellectual property.

Amortization of these intangible assets is on a straight line basis over their useful lives and was $214, $165 and $179 in 2005, 2004 and 2003, respectively. The following table is a schedule of the expected amortization expense in each of the next five years:

Year	Amount

2006	$208
2007	201
2008	198
2009	143
2010	119

4. ACCRUED EXPENSES:

As of December 31, accrued expenses consisted of the following:

Back to Contents

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

DECEMBER 31, 2005
(in thousands, except share and per share data)

	2005	2004

Royalties	$167	$105
Compensation	552	634
Professional fees	420	88
Purchases	146	357
Other	154	71

Total accrued expenses	$1,439	$1,255

5. LONG-TERM DEBT:

On May 5, 2000, the Company entered into a financing agreement with a commercial bank. This agreement provides for up to a $5,000 revolving line of credit, none of which was outstanding and approximately $2,394 of which was available at December 31, 2005, based on eligible assets. The revolving line of credit bears a variable interest rate of between 1.75% and 2.75% over LIBOR depending upon the ratio of the Company’s funded debt to EBITDA, and is subject to a borrowing base determined by the Company’s eligible accounts receivable. The Company’s annual effective rate of interest on this line of credit, taking into account the variable interest rate and LIBOR, was approximately 5.94% at December 31, 2005.

On December 13, 2001, the Company entered into an agreement with a commercial bank to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $1,500 in financing, $773 of which was outstanding at December 31, 2005, and is repayable over seven years, with principal payments that began on October 1, 2002. The loan bears a variable interest rate of between 2% and 3% over LIBOR depending upon the ratio of the Company’s funded debt to EBITDA, as defined. Payments are due monthly, with equal amortization of principal payments plus interest. The Company’s annual effective rate of interest on this loan at December 31, 2005, was approximately 6.19%.

Under the terms of the above financing, the Company is required to meet certain quarterly financial covenants that include a ratio of EBITDA to current maturities of debt plus interest and cash paid for taxes greater than 1.50 and a ratio of funded debt to EBITDA not to exceed 3.25. At December 31, 2005, the Company met all of its financial covenants with respect to this indebtedness. As a result of the delay in filing Form 10-Q as of and for the quarter ended September 30, 2005, the Company was not in compliance with its timely filing covenant. On February 15, 2006, the Company obtained a waiver from the bank for the covenant as of September 30, 2005.

As of December 31, 2005, the outstanding balance on all of the Company’s commercial bank debt was $773. This indebtedness is secured by substantially all of the Company’s assets.

The following table is a schedule of the principal payments required under the Company’s long-term indebtedness:

2006	211
2007	211
2008	211
2009	140

773
Less — current portion of long-term debt obligations	(211)

Long-term debt	$562

Interest expense was $47, $50 and $65 in 2005, 2004 and 2003, respectively.

Back to Contents

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

DECEMBER 31, 2005
(in thousands, except share and per share data)

6.	STOCK OPTIONS AND AWARD PLANS:

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

On December 27, 2005, the Board of Directors of the Company approved the accelerated vesting, effective as of December 31, 2005, of all unvested stock options granted to employees and non-employee directors from 2002 through 2005 under the Company’s 2000 Stock Incentive Plan, as well as options granted to the Company’s Chief Executive Officer under his original employment agreement. The acceleration of vesting of these options will reduce non-cash compensation expense that would have been recorded in the Company’s income statement in future periods in anticipation of the adoption of Financial Accounting Standards Board Statement 123(R) in January 2006. The Board’s decision was based on such factors as: 48% of the options were “out of the money”; the options generally vested over the next three years; and, the Company has decided to rely on restricted stock as opposed to options in future incentive compensation awards.

As a result of the acceleration, options to purchase approximately 381,000 shares of the Company’s common stock (which represent 23% of the Company’s currently outstanding stock options) became exercisable on December 31, 2005. The accelerated options range in exercise price from $2.51 to $4.12 per share and the weighted average exercise price of the accelerated options is $3.41 per share. Of the 381,000 shares that became exercisable, approximately 199,000 of these shares are “in the money” as of December 27, 2005, meaning that the exercise price is at or below the price of the Company’s common stock on that date. The weighted average exercise price of the “in the money” shares at that date is $3.02. The options subject to acceleration included options to purchase approximately 222,000 shares held in the aggregate by executive officers and approximately 48,000 shares held in the aggregate by non-employee directors of the Company. Of these 270,000 shares, approximately 147,000 were “in the money” as of December 27, 2005. The fair value of the unvested portion of accelerated options at December 31, 2005 totaled $975,000 and would have been expensed in future years as follows: $682,000 in 2006, $228,000 in 2007 and $65,000 in 2008.

Information with respect to the stock options granted under the 2000 Plan and options granted separately from the 2000 Plan is summarized as follows:

	Number of Shares	Price Range	Aggregate Proceeds

Balance, December 31, 2002	1,941,681	$0.19 — $7.63	$6,481

Granted	434,000	$3.45 — $4.20	$1,707
Exercised	(163,283)	$0.19 — $2.00	$(290)

Balance, December 31, 2003	2,212,398	$0.19 — $7.63	$7,898

Granted	198,000	$2.61 — $4.12	$706
Cancelled	(129,139)	$0.64 — $7.63	$(1,009)
Exercised	(182,032)	$0.19 — $3.46	$(244)

Balance, December 31, 2004	2,099,227	$0.19 — $6.94	$7,351

Granted	166,500	$2.51 — $3.35	$505
Cancelled	(105,067)	$3.05 — $4.69	$(1,335)
Exercised	(500,160)	$0.19 — $3.65	$(415)

Balance, December 31, 2005	1,660,500	$1.88 — $6.94	$6,106

Back to Contents

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

DECEMBER 31, 2005
(in thousands, except share and per share data)

As of December 31, 2005, options covering 1,466,548 shares were exercisable with a weighted average exercise price of $3.36 per share, and 928,534 shares were available for future grant under the 2000 Plan. For options granted at less than fair market value, the Company recognizes compensation expense, which is amortized over the vesting period of the options. Of the 434,000 granted during 2003, 300,000 were granted outside of the 2000 Plan.

The following table provides additional information about the Company’s stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
	Options	Weighted Average			Wtd. Average
Range of	Outstanding	Remaining	Exercise	Options	Exercise
Exercise Prices	At 12/31/05	Contractual Life	Price	Exercisable	Price

$1.88 — $2.65	297,000	4.0 Years	$2.19	297,000	$2.19
$2.88 — $4.69	1,212,250	6.8 Years	$3.72	1,212,250	$3.72
$5.17 — $6.94	151,250	5.5 Years	$6.23	151,250	$6.23

$1.88 — $6.94	1,660,500	6.0 Years	$3.68	1,660,500	$3.68

The weighted average fair value at the date of grant for options granted during 2005, 2004 and 2003 is estimated at $2.09, $2.51 and $3.30 per share, respectively, using the Black-Scholes pricing model. The assumptions used in the Black-Scholes model are as follows: dividend yield of 0%, expected volatility of 85% in 2005, 88% in 2004 and 90% in 2003, risk-free interest rate of 3.93% in 2005, 3.44% in 2004 and 2.74% in 2003, and an expected option life of 5 years in 2005, 2004 and in 2003.

During the years ended December 31, 2005 and 2004, a total of 77,296 and 46,116 restricted stock units, respectively, were granted. A restricted stock unit is the right to receive shares. The value of the restricted stock units granted (based on the market price for the stock at the date of grant) during the years ended December 31, 2005 and 2004, totaled $261 and $152, respectively. Units granted are generally scheduled to vest over periods of two to five years. The cost of the grant is charged to operations over the vesting period. The total unvested number of units at December 31, 2005, was 121,013.

7.	SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION:

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

Back to Contents

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

DECEMBER 31, 2005
(in thousands, except share and per share data)

Geographic:

The following table sets forth revenues by geographic region:

	Twelve Months Ended December 31,
	2005	2004	2003

United States	$18,368	$16,852	$19,412
Rest of the world	6,477	6,853	6,397

Total	$24,845	$23,705	$25,809

The Company’s basis for identifying sales by country is the ship-to location. There were no individual countries outside of the United States that represented more than 10% of the total revenues of the Company. There are no significant long-lived assets located outside the United States.

Products and Services:

The following table sets out revenues by product category.

	Twelve Months Ended December 31,
	2005	2004	2003

Water quality	$5,139	$5,911	$6,717
Food safety	8,981	7,634	7,382
Antibody	10,725	10,160	11,593
Contract and other	0	0	117

Net revenues	$24,845	$23,705	$25,809

8. COMMITMENTS AND CONTINGENCIES:

The Company leases its office and manufacturing facilities and other equipment under operating leases. Rent expense for the years ended December 31, 2005, 2004 and 2003, was $710, $691and $722, respectively. Future commitments under non-cancelable leases at December 31 are as follows:

2006	$620
2007	595
2008	60
2009	45
2010	37
2011 and thereafter	37

$1,394

The Company’s subsidiary, AZUR Environmental Limited, is the lessee for two real property leases located in the United Kingdom. In 2001, the landlord of the two properties gave AZUR Environmental Limited its consent to allow AZUR to assign the lease and its related obligations to a third party. As inducement to the landlord to grant the assignment, AZUR was required to guarantee performance under the original lease terms if the third party fails to perform. Both lease terms expire in November 2016 and provide for annual principal rent payments of approximately $300 in the aggregate. The Company believes that based on its assessment of the

Back to Contents

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

DECEMBER 31, 2005
(in thousands, except share and per share data)

-

current financial strength of the third party, no liability is required to be recorded with regard to the guarantee or lease obligation, and no amounts have been included in the non-cancelable lease table above.

The Company is subject to various claims arising in the ordinary course of business. Although the ultimate outcome of these matters is presently not determinable, management does not believe that the outcome of these matters will have a material adverse effect on the Company’s financial position or results of operations.

9. RETIREMENT SAVINGS PLAN:

The Company maintains a retirement savings plan qualified under Section 401(k) of the Internal Revenue Code. The plan allows for eligible employees to contribute a portion of their gross wages to the plan. The Company matches employees’ contributions on a 50% basis up to 6% of gross wages. In 2005, 2004 and 2003, the Company recognized expense of $153, $136 and $165, respectively, associated with this plan.

10. INCOME TAXES:

The components of income (loss) before tax expense (benefit) as of December 31 are as follows:

	2005	2004	2003

United States	$719	$1,236	$(1,332)
Rest of the world	161	375	45

Total	$880	$1,611	$(1,287)

The income tax expense (benefit) consists of the following:

	2005		2004	2003

Federal current	$	(—)	$(69)	$7
deferred		179	468	(496)

		179	399	(489)

State current		18	23	(32)
deferred		99	(90)	(113)

		117	(67)	(145)

Foreign current		—	—	—
deferred		—	(100)	—

		—	(100)	—

Total		$296	$232	$(634)

The following table summarizes the significant differences between the U.S. Federal statutory rate and the Company’s effective tax rate for financial statement purposes:

	2005	2004	2003

Statutory tax rate	34.0%	34.0%	(34.0%)
State taxes, net of U.S. Federal benefit	8.8%	(2.8%)	(7.4%)
Foreign NOL not previously recorded	(5.5%)	(14.3%)	(1.2%)
Research and development credits	(11.0%)	(5.1%)	(7.7%)
Other, net	7.3%	2.6%	1.0%

Total	33.6%	14.4%	(49.3%)

Back to Contents

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

DECEMBER 31, 2005
(in thousands, except share and per share data)

Significant components of the Company’s deferred tax assets as of December 31 are as follows:

	2005	2004

Net operating loss carryforwards	$9,213	$9,797
Credit carryforwards	556	435
Amortization and depreciation	1,217	1,376
Deferred compensation	41	167
Non-deductible reserves	33	180
Inventory costs not currently deductible	258	177

Total deferred tax assets	11,318	12,132
Valuation allowance	(2,169)	(2,646)

Net deferred tax assets	$9,149	$9,486

In assessing the realizablity of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of existing temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based upon historical taxable income and projections for future taxable income over the periods in which the deferred tax items are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2005.

At December 31, 2005, management concluded that no valuation allowance is necessary for federal deferred tax assets after considering the positive and negative factors. In making this determination, the Company considered the following positive factors:

•	cumulative income before taxes of $1.2 million for the three year period from 2003 to 2005;

•
the strong operating performance over the past five years after adjusting for specific non-recurring transactions such as restructuring activities and the decision to exit the catalog antibody product line during the year ended December 31, 2003;

•	past and anticipated new product launches; and,

•	the operating efficiencies gained and to be gained from automating labor intensive manufacturing processes and improvements to supply chain management.

The Company also considered the following negative factors:

•	losses before taxes of $1.3 million in 2003 without removing the effect of $3.6 million of expenses that management believes are outside of normal operations.

•	the 2005 income before taxes was lower than 2005 expectations at the beginning of the year; and,

•	federal net operating loss carry forwards begin to expire in 2007.

At December 31, 2005, management has concluded that a full valuation allowance is necessary for deferred tax assets in certain state jurisdictions. For the state jurisdictions, management has considered the same positive and negative evidence as utilized for the federal deferred tax assets described above. The Company has also considered the substantial reduction of its presence in North Carolina and Pennsylvania since the time when the net operating losses were incurred in those jurisdictions as additional negative evidence.

Back to Contents

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

DECEMBER 31, 2005
(in thousands, except share and per share data)

At December 31, 2005, management considered positive and negative indicators in concluding that a substantial valuation allowance was necessary for foreign deferred tax assets. The positive indicators included the contribution to income before taxes by the foreign operations in the United Kingdom (“UK”) for 2005 and 2004, and the expected income before taxes in the UK for 2006. The negative indicators included a history of substantial net operating losses in the UK, the lack of income before taxes until 2004, and limitations with regard to estimating income in the UK beyond 2005 resulting from the hiring of a UK Director of Distribution late in 2004 and the rebuilding of the UK distributor network.

The net operating loss carryforwards differ from the accumulated deficit, principally due to differences in the recognition of certain research and development expenses, depreciation and amortization, other non-deductible reserves and limitations under federal and state tax regulations for acquired net operating loss carryforwards.

As of December 31, 2005, the Company had federal net operating loss carryforwards, including those acquired, of approximately $18,873, which begin to expire as follows:

Year	Amount of NOL (in thousands)

2007	$946
2008	2,565
2009	3,297
2010	5,109
2017	760
2018	1,327
2019	550
2020	66
2021	51
2022	2,253
2024	1,824
2025	125

Total	$18,873

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

Back to Contents

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

DECEMBER 31, 2005
(in thousands, except share and per share data)

11. QUARTERLY FINANCIAL DATA (unaudited):

	Three Months Ended,
	March 31	June 30	September 30	December 31

	(In thousands except per share data)
2005
Revenues	$6,677	$6,178	$6,094	$5,896
Gross profit (1)	3,860	3,280	3,332	2,957
Net income (loss)	419	138	319	(292)
Basic earnings (loss) per share	0.02	0.01	0.02	(0.01)
Diluted earnings (loss) per share	0.02	0.01	0.02	(0.01)

2004
Revenues	$6,212	$5,550	$5,583	$6,360
Gross profit (1)	3,595	2,863	3,000	3,467
Net income	337	161	297	584
Basic earnings per share	0.02	0.01	0.02	0.03
Diluted earnings per share	0.02	0.01	0.02	0.03

(1)	Gross profit is revenues less manufacturing expenses.

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

STRATEGIC DIAGNOSTICS INC.

Date: March 31, 2006	/s/ MATTHEW H. KNIGHT

Matthew H. Knight President, Chief Executive Officer (Principal Executive Officer) and Director

Date: March 31, 2006	/s/ ANTHONY J. SIMONETTA

Anthony J. Simonetta Vice President—Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 31, 2006	/s/ MORTON COLLINS

Morton Collins Director

Date: March 31, 2006	/s/ RICHARD J. DEFIEUX

Richard J. Defieux Director

Date: March 31, 2006	/s/ HERBERT LOTMAN

Herbert Lotman Director

Date: March 31, 2006	/s/ TIMOTHY S. RAMEY

Timothy S. Ramey Director

Date: March 31, 2006	/s/ STEPHEN L. WAECHTER

Stephen L. Waechter Director

Date: March 31, 2006	/s/ GROVER C. WRENN

Grover C. Wrenn Director