Form 10-Q
period 2006-03-31
STRATEGIC DIAGNOSTICS INC/DE/
filed 2006-05-15
CIK 911649

Click here to Index

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _________ to _________

Commission File Number 000-22400

STRATEGIC DIAGNOSTICS INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	56-1581761 (I.R.S. employer identification no.)

111 Pencader Drive Newark, Delaware (Address of principal executive offices)	19702 (Zip Code)

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

Yes:           No:

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “large accelerated filer and accelerated filer” in Rule 12b-2 of the Exchange Act.

 Large Accelerated Filer          Accelerated Filer          Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes:           No:

As of March 31, 2006 there were 19,570,339 outstanding shares of the Registrant’s common stock, par value $.01 per share.

STRATEGIC DIAGNOSTICS INC.

Back to Index

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)
(unaudited)

	March 31, 2006	December 31, 2005

ASSETS
Current Assets :
Cash and cash equivalents	$9,389	$10,009
Receivables, net	3,464	3,242
Inventories	2,955	3,212
Deferred tax asset	1,002	1,048
Other current assets	962	362

Total current assets	17,772	17,873

Property and equipment, net	3,777	3,884
Other assets	3	3
Deferred tax asset	8,390	8,101
Intangible assets, net	6,442	6,800

Total assets	$36,384	$36,661

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities :
Accounts payable	$455	$464
Accrued expenses	1,053	1,439
Deferred revenue	186	207
Current portion of long term debt	211	211

Total current liabilities	1,905	2,321

Long-term debt	509	562

Stockholders’ Equity:
Preferred stock, $.01 par value, 20,920,648 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 35,000,000 shares authorized, 19,965,566 and 19,916,635 issued and outstanding at March 31, 2006 and December 31, 2005, respectively	200	200
Additional paid-in capital	38,026	37,936
Accumulated deficit	(4,282)	(4,374)
Cumulative translation adjustments	26	16

Total stockholders’ equity	33,970	33,778

Total liabilities and stockholders’ equity	$36,384	$36,661

The accompanying notes are an integral part of these statements.

Back to Index

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,

	2006	2005

NET REVENUES:
Product related	$6,268	$6,677

Total net revenues	6,268	6,677

OPERATING EXPENSES:
Manufacturing	2,940	2,817
Research and development	697	807
Selling, general and administrative	2,563	2,475

Total operating expenses	6,200	6,099

Operating income	68	578
Interest income, net	83	27

Income before taxes	151	605
Income tax expense	59	186

Net income	92	419

Basic net income per share	$0.005	$0.022

Shares used in computing basic net income per share	19,960,000	19,458,000

Diluted net income per share	$0.005	$0.021

Shares used in computing diluted net income per share	20,113,000	19,614,000

The accompanying notes are an integral part of these statements.

Back to Index

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,

	2006	2005

Cash Flows from Operating Activities :
Net income	$92	$419
Adjustments to reconcile net income to net cash provided by (used in) operating activities :
Depreciation and amortization	248	231
Stock-based compensation expense	66	31
Deferred income tax provision	59	186
(Increase) decrease in :
Receivables	(222)	(223)
Inventories	257	(69)
Other current assets	(600)	(696)
Other assets	—	(3)
Increase (decrease) in :
Accounts payable	(9)	(416)
Accrued expenses	(386)	114
Deferred revenue	(21)	—

Net cash used in operating activities	(516)	(426)
Cash Flows from Investing Activities :
Purchase of property and equipment	(80)	(41)
Purchase of intangible assets	—	(17)

Net cash used in investing activities	(80)	(58)
Cash Flows from Financing Activities :
Proceeds from exercise of incentive stock options	12	406
Proceeds from employee stock purchase plan	7	2
Repayments on financing obligations	(53)	(53)

Net cash provided by (used in) financing activities	(34)	355
Effect of exchange rate changes on cash	10	(20)
Net decrease in cash and cash equivalents	(620)	(149)
Cash and cash equivalents, beginning of period	10,009	8,096

Cash and cash equivalents, end of period	$9,389	$7,947

Supplemental Cash Flow Disclosure :
Cash paid for taxes	7	8
Cash paid for interest	12	11

The accompanying notes are an integral part of these statements

Back to Index

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES :

Business

Strategic Diagnostics Inc. and its subsidiaries (the “Company”) develops, manufactures and markets antibody products and analytical test kits to a diverse customer base, across multiple industrial and human health markets. By applying its core competency of creating custom antibodies to assay development, the Company produces unique, sophisticated diagnostic testing and reagent systems that are responsive to customer diagnostic and information needs. Customers benefit with quantifiable “return on investment” by reducing time, labor, and/or material costs. All this is accomplished while increasing accuracy, reliability and actionability of essential test results. The Company is focused on sustaining this competitive advantage by leveraging its expertise in immunology, proteomics, bio-luminescence and other bio-reactive technologies to continue its successful customer-focused research and development efforts.

Basis of Presentation and Interim Financial Statements

The accompanying unaudited consolidated interim financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. In the opinion of management, the accompanying consolidated financial statements include all adjustments (all of which are of a normal recurring nature) necessary for a fair presentation of the results of operations.

Certain amounts have been reclassified to conform to the current period’s presentation.

Revenue Recognition

Revenues composed of sales of immunoassay-based test kits and certain antibodies and immunochemical reagents are recognized upon the shipment of the product and transfer of title or, when related services are provided. Revenues associated with such products or services are recognized when persuasive evidence of an order exists, shipment of product has occurred or services have been provided, the price is fixed and determinable and collectibility is probable. Management is required to make judgments based on actual experience about whether or not collectibility is reasonably assured.

The Company enters into contracts related to the production of custom antibodies, which provide for the performance of defined tasks for a fixed price, with delivery of the product upon completion of production. The standard time to complete a project is typically longer than 30 days, but less than 12 months, and effort is expended over the life of the project. Revenues related to sales of custom antibody projects are recognized when a project’s specifications have been met and the related materials have been shipped.

Fees associated with products and services added on to a custom antibody project subsequent to delivery of the initial project are billed monthly and recognized as revenue as the services and other deliverables are provided.

Use of Estimates

The preparation of the consolidated interim financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated interim financial statements, and the reported amounts of revenues and expenses during the period. These estimates include those made in connection with assessing the valuation of accounts receivable, inventories and deferred tax assets. Actual results could differ from these estimates.

New Accounting Pronouncement

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment,” using the modified prospective transition method and, accordingly, has not retroactively adjusted results from prior periods. SFAS 123R revises SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R requires that compensation costs related to share-based payment transactions be recognized in the financial statements (with limited exceptions).

Back to Index

In prior years, the Company applied the intrinsic-value-based method to account for its incentive plan stock options and had adopted only the disclosure requirements of SFAS No. 123. In recording stock-based compensation expense, the Company recognized in its consolidated financial statements the fair value of restricted stock, the intrinsic value of options wherein the current market price of the underlying stock, at the grant date, exceeded the exercise price and the discount from the market price of common stock acquired by employees under a stock purchase plan. Under SFAS 123R, the Company recognizes stock-based compensation expense based on the fair value of both restricted stock and stock options and the employee discount. Stock-based compensation expense is recognized on a straight-line basis ratably over the respective vesting periods for restricted stock and stock options, and in the period the employee discount is realized.

On December 27, 2005, the Board of Directors of the Company approved the accelerated vesting, effective as of December 31, 2005, of all unvested stock options granted to employees and non-employee directors from 2002 through 2005 under the Company’s 2000 Stock Incentive Plan, as well as options granted to the Company’s Chief Executive Officer under his original employment agreement. The acceleration of vesting of these options had the effect of reducing non-cash compensation expense that would have been recorded in the Company’s statement of operations in future periods in anticipation of the adoption of SFAS 123R. The Board’s decision was based on such factors as: 48% of the options were “out of the money”; the options generally would vest over the next three years; and the Company had decided to rely on restricted stock as opposed to options in future incentive compensation awards.

As a result of the acceleration, options to purchase approximately 381,000 shares of the Company’s common stock (which represented 23% of the Company’s then currently outstanding stock options) became exercisable on December 31, 2005. The accelerated options ranged in exercise price from $2.51 to $4.12 per share and, at December 31, 2005, the weighted average exercise price of the accelerated options was $3.41 per share. Of the 381,000 shares that became exercisable, approximately 199,000 of these shares were “in the money” as of December 27, 2005, meaning that the exercise price was at or below the price of the Company’s common stock on that date. The weighted average exercise price of the “in the money” shares at that date was $3.02. The options subject to acceleration included options to purchase approximately 222,000 shares held, in the aggregate, by executive officers and approximately 48,000 shares held, in the aggregate, by non-employee directors of the Company. Of these 270,000 shares, approximately 147,000 were “in the money” as of December 27, 2005. The fair value of the unvested portion of accelerated options at December 31, 2005 totaled $975 and would have been expensed in future years as follows: $682 in 2006, $228 in 2007 and $65 in 2008.

Consequently, the adoption of SFAS 123R did not have an impact on the Company’s results of operations and financial position in the first quarter of 2006.

The Company also considers the effect of expected forfeitures of equity grants in recording stock-based compensation expense under FAS 123R. Under the new standard, the Company estimates an expected forfeiture rate for grants of equity instruments, and adjusts stock-based compensation expense for its effect. This effect is adjusted to reflect actual forfeitures as equity instruments vest. Previously under APB No. 25, the Company recognized the actual effect of forfeitures when they occurred.

The new accounting standard also requires that certain income tax benefits realized upon the exercise of stock options, or the vesting of restricted stock, be reported as financing cash flows. Previously, the tax benefits resulting from the income tax deduction, recognized for financial reporting purposes, were reported as operating cash flows. The effect of this change is a decrease in operating cash flows and an increase in financing cash flows.

The Company anticipates determining the fair values of stock options awarded in the future by using the Black-Scholes valuation model.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards granted prior to the adoption of SFAS 123R.

Back to Index

Three Months Ended March 31, 2005

Net income	$419
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	21
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(184)

Net income - as adjusted	$256

Earnings per share:
Basic—as reported	$0.02

Basic—as adjusted	$0.01

Diluted—as reported	$0.02

Diluted—as adjusted	$0.01

The weighted average fair value at the date of grant for options granted during the first quarter of 2005 of $2.25 was estimated using the Black-Scholes valuation model. The assumptions used in the Black-Scholes model were as follows: dividend yield of 0%, expected volatility of 86%, risk-free interest rate of 3.71% and an expected option life of 5 years.

Comprehensive Income

Comprehensive income consists of the following for each period:

	Three Months Ended March 31,

	2006	2005

Net income	$92	$419
Currency translation adjustment	10	(20)

Total comprehensive income	$102	$399

2.	BASIC AND DILUTED INCOME PER SHARE:

Basic earnings per share (EPS) is computed by dividing net income available for common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS, except that the dilutive effect of converting or exercising all potentially dilutive securities is also included in the denominator. The Company’s calculation of diluted EPS includes the dilutive effect of exercising stock options into common shares.

Back to Index

	Three Months Ended March 31,

	2006	2005

Weighted avg. common shares outstanding	19,960,431	19,458,182
Shares used in computing basic net income per share	19,960,431	19,458,182

Stock options	153,005	155,603
Shares used in computing diluted net income per share	20,113,436	19,613,785

3.	STOCK-BASED COMPENSATION

The Company has a stock incentive plan (the “2000 Plan”), which authorizes the granting of incentive and nonqualified stock options and restricted stock. Under the 2000 Plan, executives, key employees and outside directors receive awards of options to purchase common stock or restricted stock. Incentive stock options are granted at not less than 100% of fair market value at the date of grant (110% for stockholders owning more than 10% of the Company’s common stock). Nonqualified stock options are granted at not less than 85% of fair market value at the date of grant. A maximum of 4,000,000 shares of common stock are issuable under the 2000 Plan. Stock options granted under the 2000 Plan have a maximum contractual term of 10 years. The 2000 Plan provides for accelerated vesting if there is a change of control (as defined in the 2000 Plan).

The Company also has an Employee Stock Purchase Plan (the “ESPP”). The ESPP allows eligible full-time employees to purchase shares of common stock at 90 percent of the lower of the fair market value of a share of common stock on the first or last day of the quarter. Eligible employees are provided the opportunity to acquire Company common stock during each quarter. No more than 661,157 shares of common stock may be issued under the ESPP. Such stock may be unissued shares or treasury shares of the Company or may be outstanding shares purchased in the open market or otherwise on behalf of the ESPP. Under SFAS 123R, the Company’s ESPP is compensatory. Therefore, the Company is required to recognize compensation expense related to the discount from market value of shares sold under the ESPP.

Stock based compensation expense and associated income tax benefit recognized in the first quarter of 2006 primarily related to the amortization of restricted stock awards and totaled $66 and $26, respectively. Cash received from options exercised and employee purchases of common stock under the ESPP totaled $19 for the three months ended March 31, 2006.

The intrinsic value of options exercised during the three month period ended March 31, 2006 and 2005 was $8,576 and $40,500, respectively.

Information with respect to the activity of outstanding stock options granted under the 2000 Plan and options granted separately from the 2000 Plan for the three months ended March 31, 2006 is summarized as follows:

	Number of Shares	Price Range			Weighted Average Exercise Price

Balance, December 31, 2005	1,660,500	$1.88	-	$6.94	$3.68

Cancelled	(105,000)	$3.15	-	$4.08	$3.83
Exercised	(6,400)	$1.88	-	$1.88	$1.88

Balance, March 31, 2006	1,549,100	$1.88	-	$6.94	$3.67

During the three month period ended March 31, 2005 there were 98,500 options granted with a weighted average grant date fair value of $3.25 per share.

Back to Index

The following table provides additional information about the Company’s stock options outstanding and exercisable at March 31, 2006:

				Options Outstanding Weighted Average				Options Exercisable Weighted Average

Range of Exercise Prices			Number of Options	Remaining Contractual Life	Exercise Price	Intrinsic Value	Number of Options	Remaining Contractual Life	Exercise Price	Intrinsic Value

$ 1.88	-	$ 2.65	290,600	3.9 Years	$ 2.19		290,600	3.9 Years	$ 2.19
$ 2.88	-	$ 4.69	1,107,250	6.7 Years	$ 3.71		1,107,250	6.7 Years	$ 3.71
$ 5.17	-	$ 6.94	151,250	5.3 Years	$ 6.23		151,250	5.3 Years	$ 6.23

$ 1.88	-	$ 6.94	1,549,100	6.0 Years	$ 3.67	$542,185	1,549,100	6.0 Years	$ 3.67	$ 542,185

A summary of the status of the Company’s unvested restricted stock as of December 31, 2005 and changes during the three month period ended March 31, 2006 is presented below.

	Number of Shares	Weighted Average Fair Value

Unvested at December 31, 2005	121,013	$3.48
Vested	(7,000)	$3.35
Forfeited	(867)	$3.05
Unvested at March 31, 2006	113,146	$3.47

During the three month period ended March 31, 2006, there was no restricted stock granted. At March 31, 2006, there were outstanding 194,567 shares of restricted stock with a value (based on the market price for the stock at the date of grant) totaling $711 and a weighted average remaining term of 1.13 years. Restricted stock granted is generally scheduled to vest over periods of two to five years. The cost of the grant is charged to operations over the vesting period. The total unamortized fair value of unvested restricted stock, at March 31, 2006, was $248. During the three month period ended March 31, 2005, there were 44,700 shares of restricted stock granted with a weighted-average grant date fair value of $3.05 per share.

4.	INVENTORIES:

The Company’s inventories are valued at the lower of cost or market. For inventories that consist primarily of test kit components, bulk serum and antibody products, cost is determined using the first in, first out method. For inventories that consist of costs associated with the production of custom antibodies, cost is determined using the specific identification method. At March 31, 2006 and December 31, 2005, inventories consisted of the following:

	March 31, 2006	December 31, 2005

Raw materials	$1,406	$1,181
Work in progress	376	498
Finished goods	1,173	1,533

	$2,955	$3,212

Back to Index

5.	INTANGIBLE ASSETS:

At March 31, 2006 and December 31, 2005, intangible assets consisted of the following:

	March 31, 2006	December 31, 2005	Lives

Goodwill	$4,863	$5,168	N/A
Other	3,017	3,017	2-20
Less – accumulated amortization	(1,438)	(1,385)

Net intangible assets	$6,442	$6,800

6.	DEBT:

On May 5, 2000, the Company entered into a financing agreement with a commercial bank. This agreement provides for up to a $5,000 revolving line of credit, none of which was outstanding and approximately $2,825 of which was available at March 31, 2006, based on eligible assets. The revolving line of credit bears a variable interest rate of between 1.75% and 2.75% over LIBOR depending upon the ratio of the Company’s funded debt to EBITDA, and is subject to a borrowing base determined by the Company’s eligible accounts receivable. The Company’s annual effective rate of interest on this line of credit, taking into account the variable interest rate and LIBOR, was approximately 6.57% at March 31, 2006.

On December 13, 2001, the Company entered into an agreement with a commercial bank to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $1,500 in financing, $720 of which was outstanding at March 31, 2006, and is repayable over seven years, with principal payments that began on October 1, 2002. The loan bears a variable interest rate of between 2% and 3% over LIBOR depending upon the ratio of the Company’s funded debt to EBITDA, as defined. Payments are due monthly, with equal amortization of principal payments plus interest. The Company’s annual effective rate of interest on this loan at March 31, 2006 was approximately 6.82%.

Under the terms of the above financing, the Company is required to meet certain quarterly financial covenants that include a ratio of EBITDA to current maturities of debt plus interest and cash paid for taxes greater than 1.50 and a ratio of funded debt to EBITDA not to exceed 3.25. Under the covenant, the Company met all of its financial covenants with respect to this indebtedness at March 31, 2006 and expects that it will be able to meet all of its financial covenants with respect to this indebtedness for 2006.

At of March 31, 2006 and December 31, 2005, the outstanding balance on all of the Company’s commercial bank debt was $720 and $773, respectively. This indebtedness is secured by substantially all of the Company’s assets.

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

Back to Index

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

Adoption of New Accounting Pronouncement

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment,” using the modified prospective transition method and, accordingly, has not retroactively adjusted results from prior periods. SFAS 123R revises SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R requires that compensation costs related to share-based payment transactions be recognized in the financial statements (with limited exceptions).

In prior years, the Company applied the intrinsic-value-based method to account for its incentive plan stock options and had adopted only the disclosure requirements of SFAS No. 123. In recording stock-based compensation expense, the Company recognized the costs of restricted stock in its consolidated financial statements and those options wherein the current market price of the underlying stock, at the grant date, exceeded the exercise price. Under SFAS 123R, the Company recognizes stock-based compensation expense based on the fair value of both restricted stock and stock options. Stock-based compensation expense is recognized on a straight-line basis ratably over the respective vesting periods.

On December 27, 2005, the Board of Directors of the Company approved the accelerated vesting, effective as of December 31, 2005, of all unvested stock options granted to employees and non-employee directors from 2002 through 2005 under the Company’s 2000 Stock Incentive Plan, as well as options granted to the Company’s Chief Executive Officer under his original employment agreement. The acceleration of vesting of these options had the effect of reducing non-cash compensation expense that would have been recorded in the Company’s statement of operations in future periods in anticipation of the adoption of SFAS 123R. The Board’s decision was based on such factors as: 48% of the options were “out of the money”; the options generally would vest over the next three years; and the Company had decided to rely on restricted stock as opposed to options in future incentive compensation awards.

As a result of the acceleration, options to purchase approximately 381,000 shares of the Company’s common stock (which represented 23% of the Company’s then currently outstanding stock options) became exercisable on December 31, 2005. The accelerated options ranged in exercise price from $2.51 to $4.12 per share and, at December 31, 2005, the weighted average exercise price of the accelerated options was $3.41 per share. Of the 381,000 shares that became exercisable, approximately 199,000 of these shares were “in the money” as of December 27, 2005, meaning that the exercise price was at or below the price of the Company’s common stock on that date. The weighted average exercise price of the “in the money” shares at that date was $3.02. The options subject to acceleration included options to purchase approximately 222,000 shares held, in the aggregate, by executive officers and approximately 48,000 shares held, in the aggregate, by non-employee directors of the Company. Of these 270,000 shares, approximately 147,000 were “in the money” as of December 27, 2005. The fair value of the unvested portion of accelerated options at December 31, 2005 totaled $975 and would have been expensed in future years as follows: $682 in 2006, $228 in 2007 and $65 in 2008.

Back to Index

Consequently, the adoption of SFAS 123R did not have an impact on the Company’s results of operations and financial position in the first quarter of 2006.

The Company also considers the effect of expected forfeitures of equity grants in recording stock-based compensation expense under FAS 123R. Under the new standard, the Company estimates an expected forfeiture rate for grants of equity instruments, and adjusts stock-based compensation expense for its effect. This effect is adjusted to reflect actual forfeitures as equity instruments vest. Previously under APB No. 25, the Company recognized the actual effect of forfeitures when they occurred.

The new accounting standard also requires that certain income tax benefits realized upon the exercise of stock options, or the vesting of restricted stock, be reported as financing cash flows. Previously, the tax benefits resulting from the income tax deduction, recognized for financial reporting purposes, were reported as operating cash flows. The effect of this change is a decrease in operating cash flows, and an increase in financing cash flows.

The Company anticipates determining the fair values of stock options awarded in the future by using the Black-Scholes valuation model.

Results of Operations

Three Months Ended March 31, 2006 versus March 31, 2005

Revenues for the first quarter of 2006 decreased 6.1% to $6.3 million, compared to $6.7 million for the same period in 2005. The negative impact on revenues in the first quarter of 2006 was primarily a result of lower volume in bulk antibody product sales, partially offset by a 55.4% increase in sales of products for the detection of food pathogens.

Gross profits (defined as total revenues less manufacturing costs) for the first quarter of 2006 were $3.3 million compared to $3.9 million in the year ago period. Gross margins were 53.1% and 57.8% for the first quarters of 2006 and 2005, respectively. The negative margin impact was also associated with the change in product mix, and increased manufacturing expenses within the antibody product group.

Operating expenses for the first quarter of 2006 increased 1.7% to $6.2 million, compared to $6.1 million for the first quarter of 2005.

Research and development spending was $697,000, or 11.1% of net revenues, in the first quarter of 2006, compared to $807,000, or 12.1%, in the first quarter 2005. First quarter 2005 research and development expense contained a $165,000 non-recurring expenditure in software upgrades for the Microtox® test equipment.

Selling, general and administrative expenses were $2.6 million for the first quarter of 2006, compared to $2.5 million for the same quarter in 2005. The overall increase in expenses were associated with the Company’s previously announced plans to increase sales and marketing activity in support of its new Genomic Antibodies™ platform and the launch of new food safety products in the third quarter of this year.

The Company recorded interest income of $83,000 in the first quarter of 2006 compared to $27,000 in the prior year first quarter. The increase was primarily due to higher levels of invested cash and increased interest rates received on invested cash during the 2006 period.

Pre-tax income totaled $151,000 for the three months ended March 31, 2006 compared to pre-tax income of $605,000 for the same period in 2005. Net income in the first quarter of 2006 was $92,000, or $0.005 per diluted share, compared to $419,000, or $0.022 per diluted share, for the same period in 2005. Diluted shares utilized in these computations were 20.1 million and 19.6 million for the first quarters of 2006 and 2005, respectively.

Back to Index

The Company’s effective tax rate of 39% for the first quarter of 2006 is above the federal and state statutory rates primarily due to expenses incurred that are not deductible for tax purposes.

Food Safety Products

Food safety revenues were $2.6 million in the first quarter of 2006, compared to $2.5 million in the first quarter of 2005, as a result of 55.4% growth in food pathogen test sales. The food safety product group includes the Company’s sales of food pathogen tests, and agricultural test products. Food pathogens now comprise approximately 34% of the total product group, compared to approximately 23% in the 2005 first quarter. The Company had previously announced that it anticipated these weaker sales it in fact experienced in its agricultural product line due to lost business in the Brazilian soy testing market.

Water and Environmental Products

Water and environmental products revenue decreased 5.4% in the first quarter of 2006 as compared to the same quarter in 2005, but was $1.2 million for both quarters. The decrease resulted from a continued reduction in the number of large remediation projects and pricing pressure from some niche competitors in the U.S. The 5.4% rate of attrition in 2006 is lower than the 16.4% attrition rate seen in the first quarter of 2005 as compared to the first quarter of 2004. Contributing to this improvement are the water quality revenues of our UK affiliate which grew 21.2% in the first quarter of 2006 compared to the same quarter in 2005.

Also, in February 2006 the Company announced that its Microtox® Bioassay technology was awarded the Designation and Certification as an “Approved Anti-Terror Technology” under the Support Anti-Terrorism by Fostering Effective Technologies Act of 2002 through the Department of Homeland Security. Accordingly, Microtox® has been placed on the “Approved Products List for Homeland Security,” which the Company believes will increase awareness among users seeking endorsed technologies to ensure the quality and security of drinking water supplies, and liability protection afforded under the SAFETY Act.

Antibody Products

Antibody revenues decreased 14.8% to $2.5 million for the first quarter of 2006, compared to $3.0 million for the same quarter in 2005. The Company believes that the decline was primarily due to cyclical order patterns for bulk antibodies. The Company recently announced that Berlex Inc., a U.S. affiliate of Schering AG, Germany, has extended and amended its Services Agreement to include SDI’s newly commercialized polyclonal and monoclonal Genomic Antibodies™.

Liquidity and Capital Resources

The net cash used in operating activities of $516,000 for the first quarter of 2006 was primarily the result of increases in current assets and decreases in accounts payable levels. The increase in current assets was primarily the result of the purchase of insurance for the 2006 business year, while the decrease in accounts payable is primarily attributable to the purchasing pattern used by the Company in the current three-month cycle.

Net cash used in investing activities of $80,000 for the first quarter of 2006 was primarily related to the capital expenditures for the period. This compares to net cash used in investing activities of $58,000 for the first quarter of 2005, which was driven by capital expenditures for the period of $41,000 and $17,000 for the purchase of technology licenses. The capital expenditures for 2006 and 2005 are primarily related to purchases of laboratory and manufacturing equipment.

Net cash used in financing activities of $34,000 for the first quarter of 2006 and net cash provided by financing activities for the first quarter of 2005 of $355,000 were primarily driven by proceeds from the exercise of stock options, which was partially offset by net repayments of outstanding debt.

The Company’s working capital, current assets less current liabilities, increased $315,000 to $15.87 million at March 31, 2006 from $15.55 million at December 31, 2005, primarily due to the increase in current assets and reduction in accounts payable as described above. Outstanding debt decreased $53,000 from $773,000 at December 31, 2005 to $720,000 on March 31, 2006, due to scheduled repayments.

On May 5, 2000, the Company entered into a financing agreement with a commercial bank. This agreement provides for up to a $5.0 million revolving line of credit, none of which was outstanding and approximately $2.82 million of which was available at March 31, 2006, based on eligible assets.

Back to Index

The revolving line of credit bears a variable interest rate of between 1.75% and 2.75% over LIBOR depending upon the ratio of the Company’s funded debt to EBITDA, and is subject to a borrowing base determined by the Company’s eligible accounts receivable. The Company’s annual effective rate of interest on this line of credit, taking into account the variable interest rate and LIBOR, was approximately 6.57% at March 31, 2006.

On December 13, 2001, the Company entered into an agreement with a commercial bank to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $1.5 million in financing, $720,000 of which was outstanding at March 31, 2006, and is repayable over seven years, with principal payments that began on October 1, 2002. The loan bears a variable interest rate of between 2% and 3% over LIBOR depending upon the ratio of the Company’s funded debt to EBITDA. Payments are due monthly, with equal amortization of principal payments plus interest. The Company’s annual effective rate of interest on this loan at March 31, 2006, was approximately 6.82%.

Under the terms of the above financing, the Company is required to meet certain quarterly financial covenants that include a ratio of EBITDA to current maturities of debt plus interest and cash paid for taxes greater than 1.50 and a ratio of funded debt to EBITDA not to exceed 3.25. The Company met all of its financial covenants with respect to this indebtedness at March 31, 2006.

For the quarter ended March 31, 2006, the Company satisfied all of its cash requirements from cash provided by operating activities, cash available and on-hand and from the financing agreements described above. At March 31, 2006, the Company had $509,000 in long-term debt and stockholders’ equity of $33.97 million. Although the Company has no material commitments for capital expenditures at March 31, 2006, it does anticipate that it may spend approximately $1.1 million in 2006 to upgrade or expand certain manufacturing, research & development and office equipment and systems that will drive productivity or generate cost savings, and also to introduce automation into certain manufacturing processes that are currently labor intensive.

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

The calculation of the Company’s EBITDA measure (as discussed above), and the reconciliation of the Company’s EBITDA measure to net cash provided by operating activities for the three months ended March 31, 2006 and 2005, respectively, is as follows (amounts in thousands):

Back to Index

	Three Months Ended March 31,

	2006	2005

Net cash (used in) provided by operating activities	$(516)	$(426)
Changes in assets and liabilities:
Receivables	222	223
Inventories	(257)	69
Other current assets	600	696
Other assets	—	3
Accounts payable	9	416
Accrued expenses	386	(114)
Deferred revenue	21	—
Stock-based compensation expense	(66)	(31)
Interest income, net	(83)	(27)

EBITDA	$316	$809

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has exposure to changing interest rates, and is currently not engaged in hedging activities. Interest on approximately $720,000 of outstanding indebtedness is at a variable rate of between 2% to 3% over the published London Interbank Offered Rate (LIBOR), based upon the Company’s ratio of funded debt to EBITDA, and was 3% over LIBOR on average for the year. At the Company’s current level of indebtedness, each 1% change in the variable interest rate will have an effect of $7,000 on the Company’s annual interest expense charges.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Back to Index

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

STRATEGIC DIAGNOSTICS INC.
Date: May 15, 2006	/s/ Matthew H. Knight

Matthew H. Knight President, Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2006	/s/ Anthony J. Simonetta

Anthony J. Simonetta Vice President – Finance and Chief Financial Officer (Principal Financial and Accounting Officer)