Form 10-Q
period 2006-06-30
STRATEGIC DIAGNOSTICS INC/DE/
filed 2006-08-15
CIK 911649

Click here to Index

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Yes:          No:

As of June 30, 2006 there were 19,989,806 outstanding shares of the Registrant’s common stock, par value $.01 per share.

STRATEGIC DIAGNOSTICS INC.

Back to Index

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30, 2006	December 31, 2005

ASSETS
Current Assets :
Cash and cash equivalents	$9,586	$10,009
Receivables, net	3,128	3,242
Inventories	3,201	3,212
Deferred tax asset	1,204	1,048
Other current assets	869	362

Total current assets	17,989	17,873

Property and equipment, net	3,766	3,884
Other assets	3	3
Deferred tax asset	8,323	8,101
Intangible assets, net	6,485	6,800

Total assets	$36,565	$36,661

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities :
Accounts payable	$465	$464
Accrued expenses	1,143	1,439
Deferred revenue	320	207
Current portion of long term debt	211	211

Total current liabilities	2,139	2,321

Long-term debt	457	562

Stockholders’ Equity:
Preferred stock, $.01 par value, 20,920,648 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 35,000,000 shares authorized, 19,989,806 and 19,916,635 issued and outstanding at June 30, 2006 and December 31, 2005, respectively	200	200
Additional paid-in capital	38,197	37,936
Accumulated deficit	(4,513)	(4,374)
Cumulative translation adjustments	85	16

Total stockholders’ equity	33,969	33,778

Total liabilities and stockholders’ equity	$36,565	$36,661

The accompanying notes are an integral part of these statements.

Back to Index

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

NET REVENUES:
Product related	$5,640	$6,178	$11,908	$12,855

Total net revenues	5,640	6,178	11,908	12,855

OPERATING EXPENSES:
Manufacturing	2,728	2,898	5,668	5,715
Research and development	596	851	1,293	1,658
Selling, general and administrative	2,793	2,290	5,356	4,765

Total operating expenses	6,117	6,039	12,317	12,138

Operating income (loss)	(477)	139	(409)	717
Interest income, net	91	44	174	71

Income (loss) before taxes	(386)	183	(235)	788
Income tax expense (benefit)	(155)	45	(96)	231

Net income (loss)	(231)	138	(139)	557

Basic net income (loss) per share	$(0.01)	$0.01	$(0.01)	$0.03

Shares used in computing basic net income (loss) per share	19,970,000	19,728,000	19,966,000	19,594,000

Diluted net income (loss) per share	$(0.01)	$0.01	$(0.01)	$0.03

Shares used in computing diluted net income (loss) per share	19,970,000	19,810,000	19,966,000	19,691,000

The accompanying notes are an integral part of these statements

Back to Index

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,

	2006	2005

Cash Flows from Operating Activities :
Net income (loss)	$(139)	$557
Adjustments to reconcile net income (loss) to net cash used in operating activities :
Depreciation and amortization	497	457
Stock compensation expense	174	83
Income taxes	(60)	231
(Increase) decrease in :
Receivables	114	(587)
Inventories	11	(198)
Other current assets	(507)	(553)
Other assets	—	(4)
Increase (decrease) in :
Accounts payable	1	(350)
Accrued expenses	(296)	334
Deferred revenue	113	—

Net cash used in operating activities	(92)	(30)
Cash Flows from Investing Activities :
Purchase of property and equipment	(258)	(237)
Purchase of intangible assets	(117)	—

Net cash used in investing activities	(375)	(237)
Cash Flows from Financing Activities :
Proceeds from exercise of incentive stock options	69	925
Proceeds from employee stock purchase plan	12	8
Repayments on financing obligations	(106)	(106)

Net cash provided by (used in) financing activities	(25)	827
Effect of exchange rate changes on cash	69	(81)
Net increase (decrease) in cash and cash equivalents	(423)	479
Cash and Cash Equivalents, Beginning of Period	10,009	8,096

Cash and Cash Equivalents, End of Period	$9,586	$8,575

Supplemental Cash Flow Disclosure :
Cash paid for taxes	8	15
Cash paid for interest	25	23

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

Back to Index

New Accounting Pronouncement

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment,” using the modified prospective transition method and, accordingly, has not retroactively adjusted results from prior periods. SFAS 123R revises SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R requires that compensation costs related to share-based payment transactions be recognized in the financial statements.

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

Consequently, the adoption of SFAS 123R did not have an impact on the Company’s results of operations and financial position in the first quarter of 2006. However, as a result of the granting of options to the Board of Directors as part of their compensation package in May 2006, the Company’s income before income taxes and net income for both the three and six month periods ended June 30, 2006 were lower by $45 and $27, respectively, than under the Company’s previous accounting method for share-based compensation.

The Company also considers the effect of expected forfeitures of equity grants in recording stock-based compensation expense under FAS 123R. Under the new standard, the Company estimates an expected forfeiture rate for grants of equity instruments, and adjusts stock-based compensation expense for its effect. This estimate is adjusted at each reporting period to reflect expected forfeitures as equity instruments vest. Previously under APB No. 25, the Company recognized the actual effect of forfeitures when they occurred.

The new accounting standard also requires that certain income tax benefits realized upon the exercise of stock options, or the vesting of restricted stock, be reported as financing cash flows. Previously, the tax benefits resulting from the income tax deduction, recognized for financial reporting purposes, were reported as operating cash flows.

Back to Index

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards granted prior to the adoption of SFAS 123R.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net income	$138	$557
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	39	59
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(211)	(394)

Pro forma net income (loss)	$(34)	$222

Earnings (loss) per share:
Basic—as reported	$0.01	$0.03

Basic—pro forma	$0.00	$0.01

Diluted—as reported	$0.01	$0.03

Diluted—pro forma	$0.00	$0.01

The weighted average fair value at the date of grant for options granted during the three and six month periods ended June 30, 2005 of $1.73 and $2.08, respectively, was estimated using the Black-Scholes valuation model. The assumptions used in the Black-Scholes model were as follows: dividend yield of 0%, expected volatility of 86% - 85%, risk-free interest rate of 3.71% – 3.85% and an expected option life of 5 years.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following for each period:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Net income (loss)	$(231)	$138	$(139)	$557
Currency translation adjustment	59	(61)	10	(20)

Total comprehensive income (loss)	$(172)	$77	$(129)	$537

Back to Index

2.	BASIC AND DILUTED INCOME PER SHARE:

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Weighted avg. common shares outstanding	19,970,459	19,727,816	19,965,579	19,594,497
Shares used in computing basic net income (loss) per share	19,970,459	19,727,816	19,965,579	19,594,497

Stock options	0	82,368	0	96,099

Shares used in computing diluted net income (loss) per share	19,970,459	19,810,184	19,965,579	19,690,596

For the three and six month periods ended June 30, 2006, 124,108 and 130,117 of potentially dilutive securities have been excluded from the computation of diluted net loss per share because to do so would have been anti-dilutive.

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

The Company also has an Employee Stock Purchase Plan (the “ESPP”). The ESPP allows eligible full-time employees to purchase shares of common stock at 90 percent of the lower of the fair market value of a share of common stock on the first or last day of the quarter. Eligible employees are provided the opportunity to acquire Company common stock during each quarter. No more than 661,157 shares of common stock may be issued under the ESPP. Such stock may be unissued shares or treasury shares of the Company or may be outstanding shares purchased in the open market or otherwise on behalf of the ESPP. Under SFAS 123R, the Company’s ESPP is compensatory, therefore, the Company is required to recognize compensation expense related to the fair value of equity shares at date of grant.

Stock based compensation expense and the associated income tax benefit recognized is primarily related to stock options and the amortization of restricted stock awards that for the three months ended June 30, 2006 totaled $108 and $43, respectively, and for the six month period ended June 30, 2006 totaled $174 and $71, respectively. Cash received from options exercised and employee purchases of common stock under the ESPP totaled $19 and $81 for the three and six month periods ended June 30, 2006, respectively.

The intrinsic value of options exercised during the three month and six month periods ended June 30, 2006 was $36 and $47, respectively.

Back to Index

Information with respect to the activity of outstanding stock options granted under the 2000 Plan and options granted separately from the 2000 Plan for the six months ended June 30, 2006 is summarized as follows:

	Number of Shares	Price Range			Weighted Average Exercise Price

Balance, December 31, 2005	1,660,500	$1.88	-	$6.94	$3.68

Issued	55,895	$3.80	-	$3.80	$3.80
Cancelled	(109,666)	$2.51	-	$4.08	$3.78
Exercised	(37,000)	$1.88	-	$1.88	$1.88

Balance, June 30, 2006	1,569,729	$1.88	-	$6.94	$3.72

The fair value of each option award granted after the adoption of SFAS 123R is estimated on the date of grant using the Black-Scholes option valuation model and assumptions noted in the following table.

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

Expected life	5.5 years	5.5 years
Expected volatility	68.2%	68.2%
Risk-free interest rate	4.99%	4.99%
Dividend yield	0.00%	0.00%

The expected life of the options is based on the SAB 107 simplified method. Since the Company’s stock is “thinly” traded, the expected volatility is calculated based on the monthly closing price for the trailing six year period. The risk-free interest rate is based on the St. Louis Federal Reserve constant maturity daily series at a term consistent with the life of the option. The dividend yield is based on the fact that the Company does not expect to declare a dividend.

During the six month period ended June 30, 2005 the Company granted options to purchase 146,500 shares with a weighted average grant date fair value of $3.01 per share.

The following table provides additional information about the Company’s stock options outstanding and exercisable at June 30, 2006:

				Options Outstanding Weighted Average				Options Exercisable Weighted Average

Range of Exercise Prices			Number of Options	Remaining Contractual Life	Exercise Price	Intrinsic Value	Number of Options	Remaining Contractual Life	Exercise Price	Intrinsic Value

$1.88	-	$2.65	257,334	3.9 Years	$2.23	$183,170	257,334	3.9 Years	$2.23	$183,170
$2.88	-	$4.69	1,161,145	6.6 Years	$3.72	$6,500	1,123,878	6.7 Years	$3.72	$6,500
$5.17	-	$6.94	151,250	5.0 Years	$6.23	$0	151,250	5.0 Years	$6.23	$0

$1.88	-	$6.94	1,569,729	6.0 Years	$3.72	$189,670	1,532,462	6.0 Years	$3.71	$189,670

Back to Index

A summary of the status of the Company’s unvested restricted stock as of December 31, 2005 and changes during the six month period ended June 30, 2006 is presented below.

	Number of Shares	Weighted Average Fair Value

Unvested at December 31, 2005	121,013	$3.46

Vested	(20,532)	$3.32
Forfeited	(867)	$3.05

Unvested at June 30, 2006	99,614	$3.49

During the six month period ended June 30, 2006, there was no restricted stock granted. At June 30, 2006, there were outstanding 194,567 shares of restricted stock with a value (based on the market price for the stock at the date of grant) totaling $711 and a weighted average remaining term of .87 years. Restricted stock granted is generally scheduled to vest over periods of two to five years. The cost of the grant is charged to operations over the vesting period. The total unamortized fair value of unvested restricted stock, at June 30, 2006, was $186. During the six month period ended June 30, 2005, there were 44,700 shares of restricted stock granted with a weighted-average grant date fair value of $3.19 per share.

4.	INVENTORIES:

The Company’s inventories are valued at the lower of cost or market. For inventories that consist primarily of test kit components, bulk serum and antibody products, cost is determined using the first in, first out method. For inventories that consist of costs associated with the production of custom antibodies, cost is determined using the specific identification method. At June 30, 2006 and December 31, 2005, inventories consisted of the following:

	June 30, 2006	December 31, 2005

Raw materials	$1,121	$1,181
Work in progress	599	498
Finished goods	1,481	1,533

	$3,201	$3,212

5.	INTANGIBLE ASSETS:

At June 30, 2006 and December 31, 2005, intangible assets consisted of the following:

	June 30, 2006	December 31, 2005	Lives

Goodwill	$4,847	$5,168	N/A
Other	3,134	3,017	2-20
Less – accumulated amortization	(1,496)	(1,385)

Net intangible assets	$6,485	$6,800

Back to Index

6.	DEBT:

On May 5, 2000, the Company entered into a financing agreement with a commercial bank. This agreement provides for up to a $5,000 revolving line of credit, none of which was outstanding and approximately $2,247 of which was available at June 30, 2006, based on eligible assets. The revolving line of credit bears a variable interest rate of between 1.75% and 2.75% over LIBOR depending upon the ratio of the Company’s funded debt to EBITDA, and is subject to a borrowing base determined by the Company’s eligible accounts receivable. The Company’s annual effective rate of interest on this line of credit, taking into account the variable interest rate and LIBOR, was approximately 6.84% at June 30, 2006.

On December 13, 2001, the Company entered into an agreement with a commercial bank to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $1,500 in financing, $668 of which was outstanding at June 30, 2006, and is repayable over seven years, with principal payments that began on October 1, 2002. The loan bears a variable interest rate of between 2% and 3% over LIBOR depending upon the ratio of the Company’s funded debt to EBITDA, as defined. Payments are due monthly, with equal amortization of principal payments plus interest. The Company’s annual effective rate of interest on this loan at June 30, 2006 was approximately 7.09%.

Under the terms of the above financing, the Company is required to meet certain quarterly financial covenants that include a ratio of EBITDA to current maturities of debt plus interest and cash paid for taxes greater than 1.50 and a ratio of funded debt to EBITDA not to exceed 3.25. Under the covenant, the Company met all of its financial covenants with respect to this indebtedness at June 30, 2006 and expects that it will be able to meet all of its financial covenants with respect to this indebtedness for 2006.

As of June 30, 2006 and December 31, 2005, the outstanding balance on all of the Company’s commercial bank debt was $668 and $773, respectively. This indebtedness is secured by substantially all of the Company’s assets.

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

Back to Index

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

Adoption of New Accounting Pronouncement

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment,” using the modified prospective transition method and, accordingly, has not retroactively adjusted results from prior periods. SFAS 123R revises SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R requires that compensation costs related to share-based payment transactions be recognized in the financial statements.

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

Back to Index

Consequently, the adoption of SFAS 123R did not have an impact on the Company’s results of operations and financial position in the first quarter of 2006. However, as a result of the granting of options to the Board of Directors as part of their compensation package in May 2006, the Company’s income before income taxes and net income for both the three and six month periods ended June 30, 2006 were lower by $45 and $27, respectively, than under the Company’s previous accounting method for share-based compensation. The Company determines the fair values of stock options awarded by using the Black-Scholes valuation model.

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

Results of Operations

Three Months Ended June 30, 2006 versus Three Months Ended June 30, 2005

Revenues for the second quarter of 2006 decreased 8.7% to $5.6 million, compared to $6.2 million for the same period in 2005. Revenues from the Company’s products for the detection of food pathogens grew 7% to $847,000 in the 2006 quarter compared to $788,000 for the same quarter in 2005. The second quarter of 2006 was negatively impacted by lower than expected sales of food pathogen tests through the Company’s international distributor, attrition of high margin sales in the water and environmental product group and a decline in monoclonal antibody revenues not associated with the Genomic Antibodies™ platform compared to the same period in the prior year.

Gross profits (defined as total revenues less manufacturing costs) for the second quarter of 2006 were $2.9 million compared to $3.3 million in the second quarter of 2005. Gross margins were 51.6% and 53.1% for the second quarters of 2006 and 2005, respectively. The margin decrease is primarily attributable to the Company’s antibody product group and results from an increase in production expenses associated with the start-up of the Company’s new Genomic Antibodies™ platform, and the changing mix of products.

Operating expenses for the second quarter of 2006 increased 1.3% to $6.1 million, compared to $6.0 million for the second quarter of 2005.

Research and development spending was $596,000, or 10.6% of net revenues in the second quarter of 2006, compared to $851,000, or 13.8% of net revenues, in the second quarter 2005. Second quarter 2005 research and development expense included a $114,000 non-recurring investment in software upgrades for the Microtox® test equipment.

Selling, general and administrative (SG&A) expenses were $2.8 million for the second quarter of 2006, compared to $2.3 million for the same quarter in 2005. The overall increase in SG&A expenses was associated with the continued expansion of sales and marketing activities in support of the Company’s new Genomic Antibodies™ platform and the scheduled launch of new food safety products in the third quarter of this year.

The Company recorded interest income, net of interest expense, of $91,000 for the three months ended June 30, 2006 compared to $44,000 for the three months ended June 30, 2005, due to higher levels of invested cash during the 2006 period.

Pre-tax loss totaled $386,000 for the second quarter of 2006, compared to pre-tax income of $183,000 for the same period in 2005. Net loss in the second quarter of 2006 was $231,000, or $0.01 per diluted share, compared to net income of $138,000, or $0.01 per diluted share, for the same period in 2005. Diluted shares utilized in these computations were 20.0 million and 19.8 million for the second quarters of 2006 and 2005, respectively.

Back to Index

The Company’s effective tax rate of 40% for the second quarter of 2006 is above the federal and state statutory rates primarily due to expenses incurred that are not deductible for tax purposes.

Six Months Ended June 30, 2006 versus Six Months Ended June 30, 2005

For the six months ended June 30, 2006, revenues decreased 7.4% to $11.9 million, compared to $12.9 million for the same period in 2005. Revenues from the Company’s products for the detection of food pathogens grew in the first six months of 2006 by 27.7% to $1.7 million, compared to $1.4 million for the same period in 2005. In addition to attrition in the water and environmental product group and agricultural product line, revenues for the six months ended June 30, 2006 continued to be negatively impacted by a lower volume in bulk and monoclonal antibody product sales.

Gross profits for the first six months of 2006 were $6.2 million compared to $7.1 million for the same period in 2005. Gross margins were 52.4% and 55.5% for the six months ended June 30, 2006 and 2005, respectively. The margin decrease is primarily attributable to the Company’s antibody product group and results from an increase in production expenses associated with the start-up of the Company’s new Genomic Antibodies™ platform, and the changing mix of products. Also contributing to margin pressure is the ongoing, but anticipated, commoditization of products for GMO testing of grains and seed.

Operating expenses for the six months ended June 30, 2006 increased 1.5% to $12.3 million, compared to $12.1 million for the same period of 2005.

Research and development spending was $1.3 million, or 10.9% of net revenues, in the first six months of 2006, compared to $1.7 million, or 12.9% of net revenues, for the same period of 2005. For the six months ended June 30, 2005, research and development expense included a $279,000 non-recurring investment in software upgrades for the Microtox® test equipment.

SG&A expenses were $5.4 million for the first six months of 2006, compared to $4.8 million for the same period in 2005. The overall increase in SG&A expenses was associated with the Company’s previously announced plans to expand sales and marketing activities.

The Company recorded interest income, net of interest expense, of $174,000 for the six months ended June 30, 2006 compared to $71,000 for the six months ended June 30, 2005, due to higher levels of invested cash during the 2006 period.

Pre-tax loss totaled $235,000 for the six months ended June 30, 2006, compared to pre-tax income of $788,000 for the same period in 2005. Net loss for the first six months of 2006 was $139,000, or $0.01 per diluted share, compared to net income of $557,000, or $0.03 per diluted share, for the same period in 2005. Diluted shares utilized in these computations were 20.0 million and 19.7 million for the second quarters of 2006 and 2005, respectively.

The Company’s effective tax rate of 41% for the six months ended June 30, 2006 is above the federal and state statutory rates primarily due to expenses incurred that are not deductible for tax purposes.

Product Groups

Food Safety Products

Food safety revenues were $1.8 million in the second quarter of 2006, compared to $1.9 million in the second quarter of 2005, and were $4.4 million for both the six months ended June 30, 2006 and 2005. The food safety product group includes the Company’s sales of food pathogen tests and agricultural test products. Food pathogens comprise approximately 48% and 40% of the total product group for the three and six month periods ended June 30, 2006, respectively, compared to approximately 43% and 31%, respectively, for the comparative periods in 2005.

Back to Index

Water and Environmental Products

Water and environmental products revenues were $1.4 million for the second quarter of 2006, compared to $1.6 million in the second quarter of 2005. For the six months ended June 30, 2006 and 2005, water and environmental products revenues were $2.5 million and $2.9 million, respectively. Contributing to the decrease were the effects of weather conditions on sales of tests for pesticides, the timing of sales of Microtox® test system and pricing pressures from some niche competitors in the U.S. Although the overall rate of attrition for the first six months of 2006 was 10.8%, the Company’s UK affiliate grew 6.3% during this period, compared to the same period in 2005 and at June 30, 2006 comprised approximately 38% of the total product group, compared to approximately 32% for the comparative period in 2005.

Antibody Products

Antibody revenues decreased 7.6% to $2.5 million for the second quarter of 2006, compared to $2.7 million for the same quarter in 2005, and decreased 11.4% to $5.0 million in the six months ended June 30, 2006, compared to $5.65 million for the same period in the prior year. The decline was primarily due to cyclical order patterns for bulk antibodies and a decline in the demand for high volume monoclonal antibody production.

Liquidity and Capital Resources

The net cash used in operating activities of $92,000 for the first six months of 2006 was primarily the result of increases in other current assets and decreases in accrued expense levels. The increase in other current assets was primarily the result of the purchase of insurance for the 2006 business year, while the decrease in accrued expenses is primarily attributable to the reduction in accrued accounting fees related to the preparation of the amended 2004 Form 10-K and the amended Forms 10-Q for the first and second quarters of 2005.

Net cash used in investing activities of $375,000 for the first six months of 2006 was primarily related to the capital expenditures for the period and the acquisition in the second quarter of 2006 of a customer list from a manufacturer of an environmental Listeria test. This compares to net cash used in investing activities of $237,000 for the same period of 2005, which was driven by capital expenditures for the period. The capital expenditures for 2006 and 2005 are primarily related to purchases of laboratory and manufacturing equipment.

Net cash used in financing activities of $25,000 for the six months ended June 30, 2006 and net cash provided by financing activities for the same period of 2005 of $827,000 were primarily driven by proceeds from the exercise of stock options, which was partially offset by net repayments of outstanding debt.

The Company’s working capital (current assets less current liabilities) increased $298,000 to $15.9 million at June 30, 2006 from $15.6 million at December 31, 2005, primarily due to the reduction in accrued expenses as described above. Outstanding debt decreased $106,000 from $773,000 at December 31, 2005 to $668,000 on June 30, 2006, due to scheduled repayments.

On May 5, 2000, the Company entered into a financing agreement with a commercial bank. This agreement provides for up to a $5.0 million revolving line of credit, none of which was outstanding and approximately $2.25 million of which was available at June 30, 2006, based on eligible assets.

The revolving line of credit bears a variable interest rate of between 1.75% and 2.75% over LIBOR depending upon the ratio of the Company’s funded debt to EBITDA, and is subject to a borrowing base determined by the Company’s eligible accounts receivable. The Company’s annual effective rate of interest on this line of credit, taking into account the variable interest rate and LIBOR, was approximately 6.84% at June 30, 2006.

Back to Index

On December 13, 2001, the Company entered into an agreement with a commercial bank to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $1.5 million in financing, $668,000 of which was outstanding at June 30, 2006, and is repayable over seven years, with principal payments that began on October 1, 2002. The loan bears a variable interest rate of between 2% and 3% over LIBOR depending upon the ratio of the Company’s funded debt to EBITDA. Payments are due monthly, with equal amortization of principal payments plus interest. The Company’s annual effective rate of interest on this loan at June 30, 2006 was approximately 7.09%.

Under the terms of the above financing, the Company is required to meet certain quarterly financial covenants that include a ratio of EBITDA to current maturities of debt plus interest and cash paid for taxes greater than 1.50 and a ratio of funded debt to EBITDA not to exceed 3.25. The Company met all of its financial covenants with respect to this indebtedness at June 30, 2006.

For the six months ended June 30, 2006, the Company satisfied all of its cash requirements from cash provided by operating activities, cash available and on-hand and from the financing agreements described above. At June 30, 2006, the Company had $457,000 in long-term debt and stockholders’ equity of $34.0 million. Although the Company has no material commitments for capital expenditures at June 30, 2006, it does anticipate that it may spend approximately $1.1 million in 2006 to upgrade or expand certain manufacturing, research and development and office equipment and systems that will drive productivity or generate cost savings, and also to introduce automation into certain manufacturing processes that are currently labor intensive.

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

Back to Index

The calculation of the Company’s EBITDA measure (as discussed above), and the reconciliation of the Company’s net cash used in operating activities to its EBITDA measure for the six month periods ended June 30, 2006 and 2005, respectively, is as follows (amounts in thousands):

	Six Months Ended June 30,

	2006	2005

Net cash used in operating activities	$(92)	$(30)
Changes in assets and liabilities:
Receivables	(114)	587
Inventories	(11)	198
Other current assets	507	553
Other assets	—	4
Accounts payable	(1)	350
Accrued expenses	296	(334)
Deferred revenue	(113)	—
Net change in deferred income tax	(36)	—
Stock-based compensation expense	(174)	(83)
Interest income, net	(174)	(71)

EBITDA	$88	$1,174

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has exposure to changing interest rates, and is currently not engaged in hedging activities. Interest on approximately $668,000 of outstanding indebtedness is at a variable rate of between 2% to 3% over the published London Interbank Offered Rate (LIBOR), based upon the Company’s ratio of funded debt to EBITDA, and was 3% over LIBOR on average for the year. At the Company’s current level of indebtedness, each 1% change in the variable interest rate will have an effect of approximately $7,000 on the Company’s annual interest expense charges.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Back to Index

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

Back to Index

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On May 16, 2006, we held our annual meeting of stockholders. At the annual meeting, the stockholders voted on the election of four directors, each for a two-year term. The voting results at the annual meeting were as follows:

Name of Nominee	Votes For	Votes Withheld

Richard J. Defieux	17,954,201	157,020
Herbert Lotman	15,315,657	2,795,564
Clifford L. Spiro	18,002,352	108,869
Stephen L. Waechter	17,958,101	153,120

Item 6. Exhibits

31.1	Certifications of the Chief Executive Officer of Strategic Diagnostics Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certifications of the Chief Financial Officer of Strategic Diagnostics Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer of Strategic Diagnostics Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Strategic Diagnostics Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC DIAGNOSTICS INC.
Date: August 15, 2006	/s/ Matthew H. Knight

Matthew H. Knight President, Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2006	/s/ Anthony J. Simonetta

Anthony J. Simonetta Vice President – Finance and Chief Financial Officer (Principal Financial and Accounting Officer)