Form 10-Q
period 2006-09-30
STRATEGIC DIAGNOSTICS INC/DE/
filed 2006-11-13
CIK 911649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

Yes:      No:

As of September 30, 2006 there were 20,137,926 outstanding shares of the Registrant’s common stock, par value $.01 per share.

STRATEGIC DIAGNOSTICS INC.

Back to Index

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,

	2006	2005

ASSETS
Current Assets :
Cash and cash equivalents	$9,660	$10,009
Receivables, net	3,853	3,242
Inventories	3,261	3,212
Deferred tax asset	1,155	1,048
Other current assets	671	362

Total current assets	18,600	17,873

Property and equipment, net	4,003	3,884
Other assets	4	3
Deferred tax asset	8,256	8,101
Intangible assets, net	6,425	6,800

Total assets	$37,288	$36,661

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities :
Accounts payable	$534	$464
Accrued expenses	1,191	1,439
Deferred revenue	248	207
Current portion of long term debt	211	211

Total current liabilities	2,184	2,321

Long-term debt	404	562

Stockholders’ Equity:
Preferred stock, $.01 par value, 20,920,648 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 35,000,000 shares authorized, 20,137,926 and 19,916,635 issued and outstanding at September 30, 2006 and December 31, 2005, respectively	201	200
Additional paid-in capital	38,582	37,936
Accumulated deficit	(4,181)	(4,374)
Cumulative translation adjustments	98	16

Total stockholders’ equity	34,700	33,778

Total liabilities and stockholders’ equity	$37,288	$36,661

The accompanying notes are an integral part of these statements.

Back to Index

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

NET REVENUES:
Product related	$6,624	$6,094	$18,532	$18,949

Total net revenues	6,624	6,094	18,532	18,949

OPERATING EXPENSES:
Manufacturing	2,965	2,762	8,633	8,477
Research and development	666	664	1,959	2,322
Selling, general and administrative	2,543	2,348	7,899	7,113

Total operating expenses	6,174	5,774	18,491	17,912

Operating income	450	320	41	1,037
Interest income, net	101	59	275	130

Income before taxes	551	379	316	1,167
Income tax expense	219	60	123	291

Net income	332	319	193	876

Basic net income per share	$0.02	$0.02	$0.01	$0.04

Shares used in computing basic net income per share	20,050,000	19,850,000	19,994,000	19,680,000

Diluted net income per share	$0.02	$0.02	$0.01	$0.04

Shares used in computing diluted net income per share	20,115,000	20,063,000	20,068,000	19,793,000

The accompanying notes are an integral part of these statements.

Back to Index

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,

	2006	2005

Cash Flows from Operating Activities :
Net income	$193	$876
Adjustments to reconcile net income to net cash provided by (used in) operating activities :
Depreciation and amortization	749	659
Stock compensation expense	235	146
Deferred income tax provision	54	291
(Increase) decrease in :
Receivables	(611)	(291)
Inventories	(49)	(70)
Other current assets	(303)	(273)
Other assets	(1)	(3)
Increase (decrease) in :
Accounts payable	70	(475)
Accrued expenses	(248)	100
Deferred revenue	41	—

Net cash provided by operating activities	130	960
Cash Flows from Investing Activities :
Purchase of property and equipment	(690)	(322)
Purchase of intangible assets	(117)	—

Net cash used in investing activities	(807)	(322)
Cash Flows from Financing Activities :
Proceeds from exercise of incentive stock options	389	1,335
Proceeds from employee stock purchase plan	15	17
Repayments on financing obligations	(158)	(158)

Net cash provided by financing activities	246	1,194
Effect of exchange rate changes on cash	82	(96)
Net increase (decrease) in cash and cash equivalents	(349)	1,736
Cash and cash equivalents, beginning of period	10,009	8,096

Cash and cash equivalents, end of period	$9,660	$9,832

Supplemental Cash Flow Disclosure :
Cash paid for taxes	28	18
Cash paid for interest	37	35

The accompanying notes are an integral part of these statements.

Back to Index

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business

Strategic Diagnostics Inc. and its subsidiaries (collectively, the “Company”) develop, manufacture and market antibody products and analytical test kits to a diverse customer base, across multiple industrial and human health markets. By applying its core competency of creating custom antibodies to assay development, the Company produces unique, sophisticated diagnostic testing and reagent systems that are responsive to customer diagnostic and information needs. Customers benefit with quantifiable “return on investment” by reducing time, labor, and/or material costs. All this is accomplished while increasing accuracy, reliability and actionability of essential test results. The Company is focused on sustaining this competitive advantage by leveraging its expertise in immunology, proteomics, bio-luminescence and other bio-reactive technologies to continue its successful customer-focused research and development efforts.

Basis of Presentation and Interim Financial Statements

The accompanying unaudited consolidated interim financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. In the opinion of management, the accompanying consolidated interim financial statements include all adjustments (all of which are of a normal recurring nature) necessary for a fair presentation of the results of operations.

Certain amounts have been reclassified to conform to the current period’s presentation.

Revenue Recognition

Revenues composed of sales of immunoassay-based test kits and certain antibodies and immunochemical reagents are recognized upon the shipment of the product and transfer of title or, when related services are provided. Revenues associated with such products or services are recognized when persuasive evidence of an order exists, shipment of product has occurred or services have been provided, the price is fixed and determinable and collectibility is reasonably assured. Management is required to make judgments based on actual experience about whether or not collectibility is reasonably assured.

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

Back to Index

New Accounting Pronouncements

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment,” using the modified prospective transition method and, accordingly, has not retroactively adjusted results from prior periods. SFAS 123(R) revises SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123(R) requires that compensation costs related to share-based payment transactions be recognized in the financial statements.

In prior years, the Company applied the intrinsic-value-based method to account for its incentive plan stock options and had adopted only the disclosure requirements of SFAS No. 123. In recording stock-based compensation expense, the Company recognized in its consolidated financial statements the fair value of restricted stock, the intrinsic value of options wherein the current market price of the underlying stock, at the grant date, exceeded the exercise price and the discount from the market price of common stock acquired by employees under a stock purchase plan. Under SFAS 123(R), the Company recognizes stock-based compensation expense based on the fair value of both restricted stock and stock options and the employee discount. Stock-based compensation expense is recognized on a straight-line basis ratably over the respective vesting periods for restricted stock and stock options, and in the period the employee discount is realized.

On December 27, 2005, the Board of Directors of the Company approved the accelerated vesting, effective as of December 31, 2005, of all unvested stock options granted to employees and non-employee directors from 2002 through 2005 under the Company’s 2000 Stock Incentive Plan, as well as options granted to the Company’s Chief Executive Officer under his original employment agreement. The acceleration of vesting of these options had the effect of reducing non-cash compensation expense that would have been recorded in the Company’s statement of operations in future periods in anticipation of the adoption of SFAS 123(R). The Board’s decision was based on factors including but not limited to the following: 48% of the options were “out of the money”; the options generally would vest over the next three years; and the Company had decided to rely on restricted stock as opposed to options in future incentive compensation awards.

As a result of the acceleration, options to purchase approximately 381,000 shares of the Company’s common stock (which represented 23% of the Company’s then currently outstanding stock options) became exercisable on December 31, 2005. The accelerated options ranged in exercise price from $2.51 to $4.12 per share and, at December 31, 2005, the weighted average exercise price of the accelerated options was $3.41 per share. Of the 381,000 shares that became exercisable, approximately 199,000 of these shares were “in the money” as of December 27, 2005, meaning that the exercise price was at or below the price of the Company’s common stock on that date. The weighted average exercise price of the “in the money” shares at that date was $3.02. The options subject to acceleration included options to purchase approximately 222,000 shares,in the aggregate, held by executive officers and approximately 48,000 shares, in the aggregate, held by non-employee directors of the Company. Of these 270,000 shares, approximately 147,000 were “in the money” as of December 27, 2005. The fair value of the unvested portion of accelerated options at December 31, 2005 totaled $975 and would have been expensed in future years as follows: $682 in 2006, $228 in 2007 and $65 in 2008.

Consequently, the adoption of SFAS 123(R) did not have an impact on the Company’s results of operations and financial position in the first quarter of 2006. However, as a result of the granting of options to the Board of Directors as part of their compensation package in May 2006, the Company’s income before income taxes and net income for the three month period ended September 30, 2006 were lower by $16 and $10, respectively, and for the nine month period ended September 30, 2006 were lower by $61 and $37, respectively, than they would have been under the Company’s previous accounting method for share-based compensation.

The Company also considers the effect of expected forfeitures of equity grants in recording stock-based compensation expense under SFAS 123(R). Under the new standard, the Company estimates an expected forfeiture rate for grants of equity instruments, and adjusts stock-based compensation expense for its effect. This estimate is adjusted at each reporting period to reflect expected forfeitures as equity instruments vest. Previously under APB Opinion No. 25, the Company recognized the actual effect of forfeitures when they occurred.

SFAS 123(R) also requires that income tax benefits realized upon the exercise of certain stock options, or the vesting of restricted stock, be reported as financing cash flows. Previously, the tax benefits resulting from the income tax deduction, recognized for financial reporting purposes, were reported as operating cash flows.

Back to Index

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards granted prior to the adoption of SFAS 123(R).

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income	$332	$876
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	53	110
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(158)	(550)

Pro forma net income	$227	$436

Earnings per share:
Basic—as reported	$0.02	$0.04

Basic—pro forma	$0.01	$0.02

Diluted—as reported	$0.02	$0.04

Diluted—pro forma	$0.01	$0.02

The weighted average fair value at the date of grant for options granted during the nine month period ended September 30, 2005 of $2.08 was estimated using the Black-Scholes valuation model. The assumptions used in the Black-Scholes model were as follows: no dividend(s) paid, expected volatility of 85% - 86%, risk-free interest rate of 3.71% – 3.85% and an expected option life of five years.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions accounted for under SFAS No. 109 upon initial adoption. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the potential impact of FIN 48 on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”) expressing the SEC staff’s views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB No. 108 is effective for the Company for its December 31, 2006 annual financial statements. The Company is currently evaluating the potential impact of SAB No. 108 on its consolidated financial statements.

Back to Index

Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following for each period:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Net income	$332	$319	$193	$876
Currency translation adjustment	13	(15)	82	(96)

Total comprehensive income	$345	$304	$275	$780

2.	BASIC AND DILUTED INCOME PER SHARE:

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Weighted avg. common shares outstanding	20,050,399	19,849,603	19,994,481	19,679,680
Shares used in computing basic net income per share	20,050,399	19,849,603	19,994,481	19,679,680

Stock options	64,974	213,198	73,046	113,785

Shares used in computing diluted net income per share	20,115,373	20,062,801	20,067,527	19,793,465

3.	STOCK-BASED COMPENSATION

The Company has a stock incentive plan (the “2000 Plan”), which authorizes the granting of incentive and nonqualified stock options and restricted stock. Under the 2000 Plan, executives, key employees and outside directors are eligible to receive awards of options to purchase common stock or restricted stock. Incentive stock options are granted at not less than 100% of fair market value at the date of grant (110% for stockholders owning more than 10% of the Company’s common stock). Nonqualified stock options are granted at not less than 85% of fair market value at the date of grant. A maximum of 4,000,000 shares of common stock are issuable under the 2000 Plan. Stock options granted under the 2000 Plan have a maximum contractual term of 10 years. The 2000 Plan provides for accelerated vesting if there is a change of control (as defined in the 2000 Plan).

The Company also has an Employee Stock Purchase Plan (the “ESPP”). The ESPP allows eligible full-time employees to purchase shares of common stock at 90 percent of the lower of the fair market value of a share of common stock on the first or last day of the quarter. Eligible employees are provided the opportunity to acquire Company common stock during each quarter. No more than 661,157 shares of common stock may be issued under the ESPP. Such stock may be unissued shares or treasury shares of the Company or may be outstanding shares purchased in the open market or otherwise on behalf of the ESPP. Under SFAS 123(R), the Company’s ESPP is compensatory. Therefore, the Company is required to recognize compensation expense related to the fair value of equity shares at date of grant.

Back to Index

Stock based compensation expense and the associated income tax benefit recognized is for the three months ended September 30, 2006 totaled $61 and $24, respectively, and for the nine month period ended September 30, 2006 totaled $235 and $92, respectively. The expense and associated benefit are primarily related to stock options and the amortization of restricted stock awards. Cash received from options exercised and employee purchases of common stock under the ESPP totaled $323 and $404 for the three and nine month periods ended September 30, 2006, respectively.

The intrinsic value of options exercised during the three month and nine month periods ended September 30, 2006 was $227 and $274, respectively.

Information with respect to the activity of outstanding stock options granted under the 2000 Plan and options granted separately from the 2000 Plan for the nine months ended September 30, 2006 is summarized as follows:

	Number of Shares	Price Range			Weighted Average Exercise Price

Balance, December 31, 2005	1,660,500	$1.88	-	$6.94	$3.68

Issued	55,895	$3.80	-	$3.80	$3.80
Cancelled	(109,666)	$2.51	-	$4.08	$3.78
Exercised	(182,000)	$1.88	-	$2.65	$2.14

Balance, September 30, 2006	1,424,729	$1.88	-	$6.94	$3.87

The fair value of each option award granted after the adoption of SFAS 123(R) is estimated on the date of grant using the Black-Scholes option valuation model and assumptions noted in the following table.

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006

Expected life	5.5 years	5.5 years
Expected volatility	68.2%	68.2%
Risk-free interest rate	4.99%	4.99%
Dividend yield	0.00%	0.00%

The expected life of the options is based on the SAB 107 simplified method. Since the Company’s common stock is “thinly” traded, the expected volatility is calculated based on the monthly closing price for the trailing six year period. The risk-free interest rate is based on the St. Louis Federal Reserve constant maturity daily series at a term consistent with the life of the option. The dividend yield is based on the fact that the Company does not expect to declare a dividend.

During the nine month period ended September 30, 2005 the Company granted options to purchase 146,500 shares with a weighted average grant date fair value of $3.01 per share.

Back to Index

The following table provides additional information about the Company’s stock options outstanding and exercisable at September 30, 2006:

		Options Outstanding Weighted Average				Options Exercisable Weighted Average

Range of Exercise Prices	Number of Options	Remaining Contractual Life	Exercise Price	Intrinsic Value	Number of Options	Remaining Contractual Life	Exercise Price	Intrinsic Value

$1.88 - $2.61	112,334	4.8 Years	$2.26	$178,344	112,344	4.8 Years	$2.26	$178,344
$2.88 - $4.69	1,161,145	6.3 Years	$3.72	$299,195	1,123,878	6.3 Years	$3.72	$297,331
$5.17 - $6.94	151,250	4.8 Years	$6.23	$0	151,250	4.8 Years	$6.23	$0

$1.88 - $6.94	1,424,729	6.0 Years	$3.87	$477,539	1,387,472	6.0 Years	$3.87	$475,675

A summary of the status of the Company’s unvested restricted stock as of December 31, 2005 and changes during the nine month period ended September 30, 2006 is presented below.

	Number of Shares	Weighted Average Fair Value

Unvested at December 31, 2005	121,013	$3.46

Vested	(45,532)	$3.69
Forfeited	(10,934)	$2.68

Unvested at September 30, 2006	64,547	$3.42

During the nine month period ended September 30, 2006, there was no restricted stock granted. At September 30, 2006, there were outstanding 189,500 shares of restricted stock with a value (based on the market price for the stock at the date of grant) totaling $694 and a weighted average remaining term of .63 years. Restricted stock granted is generally scheduled to vest over periods of two to three years. The cost of the grant is charged to operations over the vesting period. The total unamortized fair value of unvested restricted stock, at September 30, 2006, was $168. During the nine month period ended September 30, 2005, there were 44,700 shares of restricted stock granted with a weighted-average grant date fair value of $3.19 per share.

Back to Index

4	INVENTORIES:

The Company’s inventories are valued at the lower of cost or market. For inventories that consist primarily of test kit components, bulk serum and antibody products, cost is determined using the first in, first out method. For inventories that consist of costs associated with the production of custom antibodies, cost is determined using the specific identification method. At September 30, 2006 and December 31, 2005, inventories consisted of the following:

	September 30, 2006	December 31, 2005

Raw materials	$1,372	$1,181
Work in progress	355	498
Finished goods	1,534	1,533

	$3,261	$3,212

5.	INTANGIBLE ASSETS:

At September 30, 2006 and December 31, 2005, intangible assets consisted of the following:

	September 30, 2006	December 31, 2005	Lives

Goodwill	$4,847	$5,168	N/A
Other	3,134	3,017	2-20
Less – accumulated amortization	(1,556)	(1,385)

Net intangible assets	$6,425	$6,800

6.	DEBT:

On May 5, 2000, the Company entered into a financing agreement with a commercial bank. This agreement provides for up to a $5,000 revolving line of credit, none of which was outstanding and approximately $2,853 of which was available at September 30, 2006, based on eligible assets. The revolving line of credit bears a variable interest rate of between 1.75% and 2.75% over LIBOR depending upon the ratio of the Company’s funded debt to EBITDA, and is subject to a borrowing base determined by the Company’s eligible accounts receivable. The Company’s annual effective rate of interest on this line of credit, taking into account the variable interest rate and LIBOR, was approximately 7.07% at September 30, 2006.

On December 13, 2001, the Company entered into an agreement with a commercial bank to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $1,500 in financing, and was repayable over seven years, with principal payments that began on October 1, 2002. At September 30, 2006, $615 was outstanding. The loan bears a variable interest rate of between 2% and 3% over LIBOR depending upon the ratio of the Company’s funded debt to EBITDA, as defined. Payments are due monthly, with equal amortization of principal payments plus interest. The Company’s annual effective rate of interest on this loan at September 30, 2006 was approximately 7.32%.

Under the terms of the above financing, the Company is required to meet certain quarterly financial covenants that include a ratio of EBITDA to current maturities of debt plus interest and cash paid for taxes greater than 1.50 and a ratio of funded debt to EBITDA not to exceed 3.25. Under the covenant, the Company met all of its financial covenants with respect to this indebtedness at September 30, 2006 and expects that it will be able to meet all of its financial covenants with respect to this indebtedness for 2006.

As of September 30, 2006 and December 31, 2005, the outstanding balance on all of the Company’s commercial bank debt was $615 and $773, respectively. This indebtedness is secured by substantially all of the Company’s assets.

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

Adoption of New Accounting Pronouncement

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment,” using the modified prospective transition method and, accordingly, has not retroactively adjusted results from prior periods. SFAS 123(R) revises SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123(R) requires that compensation costs related to share-based payment transactions be recognized in the financial statements.

In prior years, the Company applied the intrinsic-value-based method to account for its incentive plan stock options and had adopted only the disclosure requirements of SFAS No. 123. In recording stock-based compensation expense, the Company recognized the costs of restricted stock in its consolidated financial statements and those options wherein the current market price of the underlying stock, at the grant date, exceeded the exercise price. Under SFAS 123(R), the Company recognizes stock-based compensation expense based on the fair value of both restricted stock and stock options. Stock-based compensation expense is recognized on a straight-line basis ratably over the respective vesting periods.

Back to Index

On December 27, 2005, the Board of Directors of the Company approved the accelerated vesting, effective as of December 31, 2005, of all unvested stock options granted to employees and non-employee directors from 2002 through 2005 under the Company’s 2000 Stock Incentive Plan, as well as options granted to the Company’s Chief Executive Officer under his original employment agreement. The acceleration of vesting of these options had the effect of reducing non-cash compensation expense that would have been recorded in the Company’s statement of operations in future periods in anticipation of the adoption of SFAS 123(R). The Board’s decision was based on factors including but not limited to the following: 48% of the options were “out of the money”; the options generally would vest over the next three years; and the Company had decided to rely on restricted stock as opposed to options in future incentive compensation awards.

As a result of the acceleration, options to purchase approximately 381,000 shares of the Company’s common stock (which represented 23% of the Company’s then currently outstanding stock options) became exercisable on December 31, 2005. The accelerated options ranged in exercise price from $2.51 to $4.12 per share and, at December 31, 2005, the weighted average exercise price of the accelerated options was $3.41 per share. Of the 381,000 shares that became exercisable, approximately 199,000 of these shares were “in the money” as of December 27, 2005, meaning that the exercise price was at or below the price of the Company’s common stock on that date. The weighted average exercise price of the “in the money” shares at that date was $3.02. The options subject to acceleration included options to purchase approximately 222,000 shares, in the aggregate, held by executive officers and approximately 48,000 shares, in the aggregate, held by non-employee directors of the Company. Of these 270,000 shares, approximately 147,000 were “in the money” as of December 27, 2005. The fair value of the unvested portion of accelerated options at December 31, 2005 totaled $975 and would have been expensed in future years as follows: $682 in 2006, $228 in 2007 and $65 in 2008.

Consequently, the adoption of SFAS 123(R) did not have an impact on the Company’s results of operations and financial position in the first quarter of 2006. However, as a result of the granting of options to the Board of Directors as part of their compensation package in May 2006, the Company’s income before income taxes and net income for the three month period ended September 30, 2006 were lower by $16 and $10, respectively, and for the nine month period ended September 30, 2006 were lower by $61 and $37, respectively, than they would have been under the Company’s previous accounting method for share-based compensation. The Company determines the fair values of stock options awarded by using the Black-Scholes valuation model.

The Company also considers the effect of expected forfeitures of equity grants in recording stock-based compensation expense under SFAS 123(R). Under the new standard, the Company estimates an expected forfeiture rate for grants of equity instruments, and adjusts stock-based compensation expense for its effect. This effect is adjusted to reflect actual forfeitures as equity instruments vest. Previously under APB Opinion No. 25, the Company recognized the actual effect of forfeitures when they occurred.

The new accounting standard also requires that certain income tax benefits realized upon the exercise of stock options, or the vesting of restricted stock, be reported as financing cash flows. Previously, the tax benefits resulting from the income tax deduction, recognized for financial reporting purposes, were reported as operating cash flows.

Results of Operations

Three Months Ended September 30, 2006 versus Three Months Ended September 30, 2005

Revenues for the third quarter of 2006 increased 8.7 percent to $6.6 million, compared to $6.1 million for the same period in 2005. The increase as compared to the third quarter of 2005 was driven by a 31.5 percent increase of sales in the water and environmental product group and a 16.5 percent increase in antibody revenue. These increases were offset by lower than expected sales of food pathogen tests through the Company’s international distributor and attrition in argicultural products.

Gross profit (defined as total revenues less manufacturing costs) for the third quarter of 2006 was $3.7 million compared to $3.3 million in the year ago period. Gross margins were 55.2 percent and 54.7 percent for the third quarters of 2006 and 2005, respectively.

Back to Index

Operating expenses for the third quarter of 2006 increased 6.9 percent to $6.2 million, compared to $5.8 million for the third quarter of 2005.

Research and development was $666,000, or 10.1 percent of net revenues, in the third quarter of 2006, compared to $664,000, or 10.9 percent of net revenues, in the third quarter 2005.

Selling, general and administrative (SG&A) expenses were $2.5 million for the third quarter of 2006, compared to $2.3 million for the same quarter in 2005. The overall increase in SG&A was attributed to the continued expansion of sales and marketing activities in support of the Company’s new Genomic Antibodies™ platform and the launch of our new RapidChek® SELECT™ Salmonella testing product.

Operating income for the third quarter of 2006 increased 40.6 percent to $450,000, compared to $320,000 for the third quarter of 2005.

The Company recorded interest income, net of interest expense, of $101,000 for the three months ended September 30, 2006 compared to $59,000 for the three months ended September 30, 2005, due to higher levels of invested cash during the 2006 period.

The Company’s effective tax rate was 39.8 percent for the third quarter of 2006, compared to 15.8 percent for the third quarter of 2005. The 2005 quarter was below the federal and state statutory rates primarily due to research and development credits and the utilization of foreign net operating losses.

Pre-tax income increased 45.4 percent to $551,000 for the third quarter of 2006, compared to pre-tax income of $379,000 for the same period in 2005. Net income in the third quarter of 2006 was $332, 000, or $0.02 per diluted share, compared to net income of $319,000, or $0.02 per diluted share, for the same period in 2005. Diluted shares utilized in these computations were 20.1 million for the third quarters of both 2006 and 2005.

Nine Months Ended September 30, 2006 versus Nine Months Ended September 30, 2005

For the nine months ended September 30, 2006, revenues decreased 2.2 percent to $18.5 million, compared to $18.9 million for the same period in 2005.

Gross profit for the first nine months of 2006 was $9.9 million compared to $10.5 million for the same period in 2005. Gross margins were 53.4 percent and 55.3 percent for the nine months ended September 30, 2006 and 2005, respectively. Lower margins were primarily due to the added expenses incurred in the start-up of the Company’s new Genomic Antibodies™ platform and the margin pressure attributable to the ongoing, but anticipated, commoditization of products for GMO testing of grains and seed.

Operating expenses for the nine months ended September 30, 2006 increased 3.2 percent to $18.5 million, compared to $17.9 million for the same period of 2005.

Research and development spending was $2.0 million, or 10.6 percent of net revenues, in the first nine months of 2006, compared to $2.3 million, or 12.3 percent of net revenues, for the same period of 2005. For the nine months ended September 30, 2005, research and development expense included a $358,000 investment in software upgrades for the Microtox® test equipment.

SG&A expenses were $7.9 million for the first nine months of 2006, compared to $7.1 million for the same period in 2005. The overall increase in SG&A expenses was associated with the Company’s previously announced plans to expand sales and marketing activities.

The Company recorded interest income, net of interest expense, of $275,000 for the nine months ended September 30, 2006 compared to $130,000 for the nine months ended September 30, 2005, due to higher levels of invested cash during the 2006 period.

The Company’s effective tax rate was 38.9 percent for the nine months ended September 30, 2006, compared to 24.9 percent for the nine month period in 2005. The 2005 nine month period was below the federal and state statutory rates primarily due to research and development credits and the utilization of foreign net operating losses.

Back to Index

Pre-tax income totaled $316,000 for the nine months ended September 30, 2006, compared to pre-tax income of $1.2 million for the same period in 2005. Net income for the first nine months of 2006 was $193,000, or $0.01 per diluted share, compared to net income of $876,000, or $0.04 per diluted share, for the same period in 2005. Diluted shares utilized in these computations were 20.1 million and 19.8 million for the nine months of 2006 and 2005, respectively.

Product Groups

Food Safety Products

Food safety revenues were $2.1 million in the third quarter of 2006, compared to $2.3 million in the third quarter of 2005, and were $6.4 million and $6.7 million for the nine months ended September 30, 2006 and 2005, respectively. The food safety product group includes the Company’s sales of food pathogen tests and agricultural test products. Food pathogens comprise approximately 43 percent and 41 percent of the total product group for the three and nine month periods ended September 30, 2006, respectively, compared to approximately 39 percent and 34 percent, respectively, for the comparative periods in 2005. Revenue growth in the domestic food pathogen product line is up 29.3 percent year to date compared to the same period in 2005.

Water and Environmental Products

Water and environmental product revenues grew 31.5 percent to $1.4 million for the third quarter of 2006, compared to $1.1 million in the third quarter of 2005. For the nine months ended September 30, 2006 and 2005, water and environmental products revenues were $4.0 million and $3.9 million, respectively. All sales territories saw growth in the third quarter of 2006, though sales are down in the U.S. market by 7.6 percent for the first nine months of 2006. The Company’s U.K. subsidiary’s sales grew 19.7 percent during the first nine months of this year, compared to the same period in 2005 and, at September 30, 2006, comprised approximately 37 percent of the total product group’s sales, compared to approximately 31 percent for the same period in 2005.

Antibody Products

Antibody revenues increased 16.5 percent to $3.1 million for the third quarter of 2006, compared to $2.7 million for the same quarter in 2005, and totaled $8.1 million in the nine months ended September 30, 2006, compared to $8.3 million for the same period in the prior year, a decrease of 2.4 percent for the nine month period. The Company did experience an improvement in its bulk monoclonal and polyclonal business during the third quarter of 2006 compared to the first two quarters of the year.

Liquidity and Capital Resources

The net cash provided by operating activities of $130,000 for the first nine months of 2006 was primarily the result of the earnings before interest, taxes, depreciation and amortization (EBITDA) reduced by increases in accounts receivable and other current assets, and decreases in accrued expenses. The increase in other current assets was primarily the result of the purchase of insurance for the 2006 business year, while the decrease in accrued expenses is primarily attributable to the reduction in accrued professional fees.

Net cash used in investing activities of $807,000 for the first nine months of 2006 was primarily related to the capital expenditures for the period and the acquisition in the second quarter of 2006 of a customer list from a manufacturer of an environmental Listeria test. This compares to net cash used in investing activities of $322,000 for the same period of 2005, which was driven by capital expenditures for the period. The capital expenditures for 2006 and 2005 are primarily related to purchases of laboratory and manufacturing equipment.

Net cash provided by financing activities of $246,000 for the nine months ended September 30, 2006 and net cash provided by financing activities for the same period of 2005 of $1.2 million were primarily driven by proceeds from the exercise of stock options, which was partially offset by net repayments of outstanding debt.

Back to Index

The Company’s working capital (current assets less current liabilities) increased $864,000 to $16.4 million at September 30, 2006 from $15.6 million at December 31, 2005, primarily due to the changes in current assets and liabilities as described above. Outstanding debt decreased $158,000 from $773,000 at December 31, 2005 to $615,000 on September 30, 2006, due to scheduled repayments.

On May 5, 2000, the Company entered into a financing agreement with a commercial bank. This agreement provides for up to a $5.0 million revolving line of credit, none of which was outstanding and approximately $2.85 million of which was available at September 30, 2006, based on eligible assets.

The revolving line of credit bears a variable interest rate of between 1.75% and 2.75% over LIBOR depending upon the ratio of the Company’s funded debt to EBITDA, and is subject to a borrowing base determined by the Company’s eligible accounts receivable. The Company’s annual effective rate of interest on this line of credit, taking into account the variable interest rate and LIBOR, was approximately 7.07% at September 30, 2006.

On December 13, 2001, the Company entered into an agreement with a commercial bank to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $1.5 million in financing and is repayable over seven years, with principal payments that began on October 1, 2002. At September 30, 2006, $615,000 was outstanding. The loan bears a variable interest rate of between 2% and 3% over LIBOR depending upon the ratio of the Company’s funded debt to EBITDA. Payments are due monthly, with equal amortization of principal payments plus interest. The Company’s annual effective rate of interest on this loan at September 30, 2006 was approximately 7.32%.

Under the terms of the above financing, the Company is required to meet certain quarterly financial covenants that include a ratio of EBITDA to current maturities of debt plus interest and cash paid for taxes greater than 1.50 and a ratio of funded debt to EBITDA not to exceed 3.25. The Company met all of its financial covenants with respect to this indebtedness at September 30, 2006.

For the nine months ended September 30, 2006, the Company satisfied all of its cash requirements from cash provided by operating activities, cash available and on-hand and from the financing agreements described above. At September 30, 2006, the Company had $404,000 in long-term debt and stockholders’ equity of $34.7 million. The Company has no material commitments for capital expenditures at September 30, 2006.

Based upon its cash on hand, credit facilities, current product sales and the anticipated sales of new products, the Company believes it has, or has access to, sufficient resources to meet its operating requirements for at least the next 12 months. The Company’s ability to meet its long-term capital needs will depend on a number of factors, including compliance with existing and new loan covenants, the success of its current and future products, the focus and direction of its research and development programs, competitive and technological advances, future relationships with corporate partners, government regulation, the Company’s marketing and distribution strategy, its successful sale of additional common stock and/or the Company successfully locating and obtaining other financing, and the success of the Company’s plan to make future acquisitions. Accordingly, no assurance can be given that the Company will be able to meet the future liquidity requirements that may arise from these inherent and similar uncertainties.

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

Back to Index

The calculation of the Company’s EBITDA measure (as discussed above), and the reconciliation of the Company’s net cash provided by operating activities to its EBITDA measure for the nine month periods ended September 30, 2006 and 2005, respectively, is as follows (amounts in thousands):

	Nine Months Ended September 30,

	2006	2005

Net cash provided by operating activities	$130	$960
Changes in assets and liabilities:
Receivables	611	291
Inventories	49	70
Other current assets	303	273
Other assets	1	3
Accounts payable	(70)	475
Accrued expenses	248	(100)
Deferred revenue	(41)	—
Net change in deferred income tax	69	—
Stock-based compensation expense	(235)	(146)
Interest income, net	(275)	(130)

EBITDA	$790	$1,696

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has exposure to changing interest rates, and is currently not engaged in hedging activities. Interest on approximately $615,000 of outstanding indebtedness is at a variable rate of between 2% to 3% over the published London Interbank Offered Rate (LIBOR), based upon the Company’s ratio of funded debt to EBITDA, and was 3% over LIBOR on average for the nine months ended September 30, 2006. At the Company’s current level of indebtedness, each 1% change in the variable interest rate will have an effect of approximately $6,000 on the Company’s annual interest expense charges.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

STRATEGIC DIAGNOSTICS INC.
Date: November 13, 2006	/s/ Matthew H. Knight

Matthew H. Knight President, Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2006	/s/ Anthony J. Simonetta

Anthony J. Simonetta Vice President – Finance and Chief Financial Officer (Principal Financial and Accounting Officer)