Form 10-K
period 2006-12-31
STRATEGIC DIAGNOSTICS INC/DE/
filed 2007-04-02
CIK 911649

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-K

                                  ANNUAL REPORT
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                 --------------

(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                          COMMISSION FILE NO. 000-22400

                           STRATEGIC DIAGNOSTICS INC.
             (Exact name of Registrant as specified in its charter)

                                 --------------

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

                                 --------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 Par Value
                                (Title of class)

                                 --------------

        Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

        Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes |_| No |X|

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer |_|   Accelerated Filer |_|   Non-Accelerated Filer |X|

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes |_| No |X|

        The aggregate market value of the common stock held by non-affiliates of the Registrant was $44,044,603, calculated by using the number of shares outstanding and the closing price of the common stock on June 30, 2006 (the last business day of the Registrant's most recently completed second fiscal quarter).

        As of March 19, 2007 there were 20,179,779 shares outstanding of the Registrant's common stock, par value $.01 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive proxy statement (the "Definitive Proxy Statement") to be filed no later than April 29, 2007 with the Securities and Exchange Commission relative to the Company's 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

================================================================================

PART I                                                                         1

     ITEM 1.     BUSINESS                                                      1



         OVERVIEW                                                              1

         GENOMIC ANTIBODIES(TM) TECHNOLOGY                                     2

         IMMUNOASSAY TECHNOLOGY                                                3
         BACTERIOPHAGE TECHNOLOGY                                              4

         BIOLUMINESCENCE TECHNOLOGY                                            4

         MARKETS AND PRODUCTS                                                  5

         SALES AND MARKETING STRATEGY                                         12

         COMPETITION                                                          12

         REGULATORY APPROVALS                                                 13

         MANUFACTURING                                                        14

         RESEARCH AND DEVELOPMENT                                             15

         PROPRIETARY TECHNOLOGY AND PATENTS                                   16

         EMPLOYEES                                                            18

     ITEM 1A.    RISK FACTORS                                                 18

     ITEM 1B.    UNRESOLVED STAFF COMMENTS                                    22

     ITEM 2.     PROPERTIES                                                   22

     ITEM 3.     LEGAL PROCEEDINGS                                            22

     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          22

PART II                                                                       23

     ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
                    STOCKHOLDER MATTERS AND ISSUER PURCHASES
                    OF EQUITY SECURITIES                                      23

                 STOCK PERFORMANCE GRAPH                                      24
     ITEM 6.     SELECTED FINANCIAL DATA                                      25

     ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS                       26

         FORWARD-LOOKING STATEMENTS                                           26

         OVERVIEW                                                             26

         RESULTS OF OPERATIONS                                                28

         YEAR ENDED DECEMBER 31, 2006 VERSUS YEAR ENDED DECEMBER 31, 2005     28

         YEAR ENDED DECEMBER 31, 2005 VERSUS YEAR ENDED DECEMBER 31, 2004     30

         LIQUIDITY AND CAPITAL RESOURCES                                      32

         OFF BALANCE SHEET ARRANGEMENTS                                       34

         CONTRACTUAL OBLIGATIONS                                              34

         CRITICAL ACCOUNTING POLICIES                                         34

     ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK   38

     ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                  39

     ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                    AND FINANCIAL DISCLOSURE                                  39

     ITEM 9A.    CONTROLS AND PROCEDURES                                      39

     ITEM 9B.    OTHER INFORMATION                                            39

PART III                                                                      40

     ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE       40

     ITEM 11.    EXECUTIVE COMPENSATION                                       41

     ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                    AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS            41

     ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
                    AND DIRECTOR INDEPENDENCE                                 42

     ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES                       42

PART IV                                                                       42

     ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES                   42

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

        Strategic Diagnostics Inc. ("the Company" or "SDI") is a Delaware corporation formed in 1990.

        The Company develops, manufactures and markets antibodies, antibody products and analytical test kits to a diverse customer base, across multiple industrial and human health markets. By applying its core competencies of creating custom antibodies and assay development, the Company produces unique, sophisticated diagnostic testing and reagent systems that are responsive to customer diagnostic and information needs. Customers benefit with quantifiable "return on investment" by reducing time, labor, and/or material costs associated with applications for which the Company's products are used. In addition, the Company believes its tests provide high levels of accuracy, reliability and actionability of essential test results as compared to alternative products. The Company is focused on sustaining profitable growth by leveraging its expertise in immunology, proteomics, bio-luminescence and other bio-reactive technologies to successfully develop proprietary products and services that enhance the competitive advantage of its customers.

        The Company believes that its competitive position has been enhanced through the combination of talent, technology and resources resulting from the business development activities it has pursued since its inception. The Company has achieved meaningful economies of scale for the unique products it offers through the utilization of its consolidated facilities in Newark, Delaware, for the manufacture of test kits and antibodies, and its facilities located in Dallas, Texas and Windham, Maine for the manufacture of antibodies.

        The Company currently meets its customers' needs through two divisions, bio-services and industrial bio-detection services, which are described as follows:

        BIO-SERVICES

        SDI is a leader in providing a wide array of custom antibodies, bulk antibodies and antibody services, including the complete outsourcing of the production of monoclonal and polyclonal antibodies embedded in commercialized products offered by leading diagnostic and pharmaceutical companies. Through its Strategic BioSolutions(TM) (SBS) brand, SDI serves the research, human diagnostic and pharmaceutical industries.

        The use of antibodies is a proven methodology used in research and diagnostics, and is of particular importance in proteomics, a rapidly growing segment of the Life Sciences market which involves the large-scale study of proteins, particularly as they relate to human conditions such as, among others, cancer, cardiovascular disease and neurological disorders.

        INDUSTRIAL BIO-DETECTION TESTS

        SDI's detection technologies allow industrial customers to rapidly and cost-effectively identify the presence of pollutants, such as chemical toxins, biological pathogens and other contaminants, that can compromise human or environmental safety, and/or financially impact efficiencies of production processes. Many of SDI's products in this area are in the form of single use test devices, sample prep materials and reagents, thus creating recurring revenue opportunities. Specific industry applications include:

        o FOOD AND BEVERAGE MANUFACTURING: Systems for high efficiency testing for the identification of pathogens and toxins in food, water and the manufacturing environment.

        o WATER UTILITIES: Drinking water tests for chemical toxins, metals, and pathogens. Pollution control tests for effluent toxicity, pesticides, metals and efficiency maintenance in biological processing systems.

        o ENVIRONMENTAL MANAGEMENT: On-site testing systems to increase the speed and accuracy of environmental remediation of soil and ground water pollutants.

        o AGRICULTURE AND AGRO-SCIENCE: Systems for the detection, identity preservation, and quantification testing of genetically modified organisms, and test systems for feed and grain safety testing, including for the presence of mycotoxins.

        By leveraging its expertise in immunology, proteomics, bio-luminescence and other bio-reactive technologies with innovative application and production capabilities, the Company is able to provide sophisticated diagnostic testing and reagent systems to a diverse customer base serving multiple vertical markets.

        In addition to this annual report on Form 10-K, the Company files periodic and current reports, proxy statements and other information with the SEC. The Company will provide these documents to you, free of charge, if you request copies by sending a letter to the Company's Investor Relations Department at the address set forth on the cover of this report. The Company can also be contacted through its Internet home page, WWW.SDIX.COM. You may also read and copy any document the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Please call the SEC at
(800) SEC-0330 for further information about the public reference facilities. These documents also may be accessed through the SEC's electronic data gathering, analysis and retrieval system ("EDGAR") via electronic means, including the SEC's home page on the Internet, WWW.SEC.GOV.

        The Company has adopted a Code of Ethics, within the meaning of applicable SEC rules, applicable to its Chief Executive Officer, Chief Financial Officer, Controller and other corporate officers and directors. The Code of Ethics is available on the Company's internet home page and is further available, free of charge, by sending a written request to the Company's Investor Relations Department. If the Company makes any amendments to this Code (other than technical, administrative, or other non-substantive amendments), or waives (explicitly or implicitly) any provision of the Code of Ethics to the benefit of our Chief Executive Officer, Chief Financial Officer, Controller and other corporate officers and directors, it intends to disclose the nature of the amendment or waiver, its effective date and to whom it applies in the investor relations portion of the website, or in a report on Form 8-K that filed with the SEC.

GENOMIC ANTIBODIES(TM) TECHNOLOGY

        Genomic Antibodies(TM) are antibodies that result from the process of immunizing an animal with a gene that then instructs the animal to produce an antigen (referred to as genetic immunization or DNA immunization). Traditional methods of antibody production use protein-based antigens that are produced in the laboratory and injected into animals resulting in the production of antibodies. The most popular forms of protein-based antigens include recombinantly produced protein and synthetic peptides. Producing protein-based antigens is a limitation in antibody production because the antigen is often of poor quality. Producing quality protein antigen is very expensive, time consuming and difficult to automate. The Genomic AntibodicsTM technology promotes high quality antigen expression allowing for the production of high performance antibodies on a high throughput, cost effective basis.

        In principle, DNA immunization technology has been developed over more than 15 years and offers many advantages over the traditional method. DNA is inherently far easier, and less expensive to manufacture than protein allowing high throughput and faster production, uniform lots and a high success rate. The resulting antigen that is expressed from the DNA is superior to the traditional recombinant protein or peptides in terms of the ability to generate antibodies that recognizes the natural target protein.

        Although DNA immunization is known to many researchers, it has not been widely utilized because known approaches produced very low yields of antibodies. The Genomic AntibodicsTM technology differs from previous DNA immunization technologies in that it has been extensively optimized to produce high levels of antibodies. The system that has been developed at SDI contains multiple proprietary components. These include; antigen design, DNA design and construction, antigen expression plasmids, adjuvants to boost the antibody yields, DNA delivery methods, immunization protocols, and a system for generating protein used to test the antibody. Immunoassay platforms to validate the resulting antibody, methods to purify the antibody, and procedures for generating labeled- antibody reagents have also been developed and are all integral components of high throughput proteomic assay platforms such as microarrays. The system covers all aspects of antibody production from target sequence selection through to delivery of highly characterized antibody reagents ready for use in an immunoassay. The high throughput nature of the technology coupled with SDI's extensive animal facilities gives the Company the capability to produce antibodies to proteins from any gene from any organism in unprecedented numbers and speed. High throughput and superior quality make Genomic Antibodies ideal for use in biomarker discovery and pharmaceutical drug target discovery and validation programs.

IMMUNOASSAY TECHNOLOGY

        An immunoassay is an analytical test that uses antibodies to detect the presence of a target compound in a complex sample matrix with high degrees of precision and accuracy.

        The technology was first developed more than 30 years ago and is a cornerstone of laboratory diagnostic testing in the medical industry. Therapeutic drug monitoring, drugs of abuse testing, hormone tests, infectious disease testing (e.g., AIDS and hepatitis) and pregnancy testing are all based on immunoassay and employ antibodies as critical reagents. The Company has taken this same technology that has developed in the medical diagnostics arena and applied it to a variety of industrial and agricultural applications. As with medical applications, immunoassay technology has demonstrated its value in these markets by virtue of its ability to yield reliable, accurate, cost-effective and timely results in a manner previously unavailable.

        The major attributes of immunoassay technology can be summarized as follows:

        Sensitivity:    Immunoassays can measure extremely low concentrations of
                        compounds (routinely as low as parts per billion; i.e., one-millionth of one gram in a liter of liquid).

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

        Flexibility:    Immunoassays can be developed in a wide variety of test
                        formats including; multiple sample laboratory-based tests, disposable, single-use units and large automated instruments. They can be designed for use by non-technical persons on-site under a variety of field conditions for testing of diverse sample types.

        Immunoassay technology relies on the specific binding characteristics of antibodies. Antibodies are proteins made by cells within the bodies of animals as part of the immune system response to invasion by foreign substances such as bacteria and viruses. Antibodies are found in high concentrations in the blood of immunized animals. The attributes of antibodies that are useful in diagnostic tests are: that they physically bind only to the substance that elicited their production and that the binding is very strong. This characteristic of specific binding (specificity) makes antibodies useful tools for detecting substances in complex samples such as blood and other human samples, plant tissue, soil and water. Strong binding enables detection of substances at very low concentrations (sensitivity). Methods exist for isolating and purifying antibodies from immunized animals, and labeling them in such a way that they can be used as components, or reagents, within a test to detect the presence of the substance of interest. Immunoassay technology has advanced to the point that antibodies can be made to a wide variety of substances including microorganisms, drugs, hormones, proteins, polymers, environmental pollutants and other chemicals.

        Once an antibody reagent that has the desired performance characteristics (sensitivity and specificity) has been identified, it can be incorporated into a test format that is appropriate for the customer's application. In the human clinical diagnostic market, antibodies are employed as reagents on large, automated instruments that can analyze hundreds of samples per hour. In contrast, antibodies also can be packaged into single use, disposable formats such as home pregnancy tests. Immunoassays can be designed to be highly quantitative or yield a simple yes/no result. The type of test format chosen for any given application depends on the needs of the customer and may include factors such as ease-of-use, cost-per-test, number of samples to be tested, location where the test will be performed and experience of the user. The Company's expertise with multiple immunoassay formats, coupled with a thorough understanding of the needs of a market and specific customer applications, has allowed the Company to develop a diverse array of immunoassay products designed to meet the analytical needs of multiple, sizable markets.

        The products that the Company manufactures and markets using this technology include TraitChek(TM), MycoChek(TM), RapidChek(R), SeedChek(TM), FeedCheck(TM), RaPID Assay(R), EnviroGard(R), and D TECH(R).

BACTERIOPHAGE TECHNOLOGY

        Bacteriophage, or phage, are viruses that infect bacteria. They are highly specific for the type of bacteria that they infect and do not infect any other living cell from any other organism including animal, plant, fungus or yeast. The specificity of phage is so high that a given phage will only infect certain types of bacteria. The life cycle of certain bacteriophage, known as lytic phage, involves binding of phage to bacterial cells and injection of their genetic material into the bacteria where it commandeers the host's cellular processes. The phage genes direct the production of large numbers of new phage particles and ultimately cause the bacterial cell to burst, or lyse, releasing large numbers of new phage to the surrounding environment. In the process of replication, lytic bacteriophage kill their bacterial host and rapidly amplify their numbers. The replication cycle may be as short as 20 minutes and the number of phage released from an infected cell may be anywhere from 10 to 10,000. Subsequent rounds of replication result in an exponential increase in the number of infectious phage and a rapid and dramatic decline in contaminating bacteria.

        Because lytic bacteriophage specifically kill their bacterial hosts and not other living cells, purified preparations of phage have been used medicinally to treat bacterial infections of plants and animals, including humans. The Company has filed patent applications claiming the use of specific lytic bacteriophage to control contaminating bacteria in large scale industrial fermentation processes such as ethanol production. In these processes, a production organism, such as yeast in the case of ethanol production, is used to convert sugar derived from non-sterile feedstocks like ground corn into ethanol. Normal soil bacteria contaminating the corn also thrive in these conditions, compete for nutrients, release unwanted byproducts into the reaction and reduce process efficiency and yield. The large-scale use of antibiotics to control harmful bacteria can have a negative effect on the production organism, is undesirable because it leads to bacterial resistance to important antibiotics, and is limited by federal regulations governing their use. The Company's scientists are actively engaged in the development of specific bacteriophage reagents to control bacterial contamination in large-scale industrial processes.

        The Company is also applying its bacteriophage technology in its test kit products for the detection of bacterial food pathogens, including its newly commercialized Salmonella product. The process of testing food for the presence of pathogenic bacteria requires that a food sample be cultured in a liquid growth medium for some requisite time prior to testing with an analytical method such as the Company's proprietary immunoassays. During this "enrichment" phase, the target pathogenic bacteria are encouraged to grow and multiply, however, other non-pathogenic bacteria also present in the sample grow and compete for nutrients. Often when present, pathogenic bacteria occur in very low numbers in food and in a background of much greater numbers of non-pathogenic bacteria. In such instances, the non-pathogenic bacteria can out-compete the pathogenic bacteria, leaving them undetectable by the analytical method and giving rise to falsely negative results. In other cases, the analytical method may "crossreact" with non-pathogenic bacteria giving rise to false positive results. The Company has filed patent applications claiming the use of bacteriophage to control competing and crossreacting bacteria, thereby reducing false positive and negative results and improving analytical test performance.

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

MARKETS AND PRODUCTS

        The Company sells products in the food safety, water quality and antibody market categories through its U.S. direct sales force, a network of over 50 distributors in Canada, Mexico, Latin America, Europe and Asia and its corporate partners. This section describes the Company's current markets, products and competition.

        GEOGRAPHIC AND CUSTOMER INFORMATION

        The following table sets forth sales by geographic region:


                                              Twelve Months
                                             Ended December 31,
-------------------------------------------------------------------------
                                    2006            2005            2004
-------------------------------------------------------------------------

United States                     $ 19,498        $ 18,368       $ 16,852
Rest of the world                    6,024           6,477          6,853
-------------------------------------------------------------------------
Total                             $ 25,522        $ 24,845       $ 23,705
=========================================================================


        The Company's basis for identifying sales by country is the ship-to location. There were no individual countries outside of the United States that represented more than 10% of the total revenues of the Company. There are no significant long-lived assets located outside the United States.

ANTIBODY PRODUCTS & SERVICES

        The Company, under its Strategic BioSolutions(TM) (SBS) brand, develops, manufactures and markets a broad range of monoclonal and polyclonal antibody products and services. Specific expertise includes hybridoma development, cell culture techniques, large-scale ascites and antisera production, large-scale antibody purification, chemical modification of immunogens and antibodies, characterization of antibodies and a complete array of related services. The Company also manufactures a line of human-serum-based calibrators that are assayed for many serum protein markers for which the Company manufactures and markets the corresponding antisera products.

        These products are sold to a wide range of customers including pharmaceutical, biotechnology and diagnostic companies, and major biomedical research centers in the United States, European Union and Pacific Rim. The Company believes it is one of the largest independent custom antibody service providers in the world. The Company has many significant commercial antibody supply agreements with major clients in each market segment. The proprietary nature of the subjects of these agreements precludes public disclosure. Such agreements are typically limited to only a portion of the customers' needs for such services, and the Company believes there is significant upside potential to expand supply services within customer organizations, as well as add new customers for the products and services provided. The Company believes the size of the custom antibody service market is approximately $150 million on an annual basis, and it is highly fragmented. The Company expects to garner more business from companies that currently employ in-house production sources through its continuously improving quality manufacturing methods. In 2004, SBS became the first custom antibody supplier to implement a proprietary web-access service to allow customers to view and manage their projects on a 24/7 basis. Future enhancements to its service offerings could lead to increased market share in the custom antibody service market niche and beyond.

        The human genome project carried out over the past 15 years has been a major driving factor in the emergence of the study of proteomics. With a new knowledge of genomes (human and other species), the biomedical research community is exploring many new proteins, their functions and the clues they reveal about human and animal health. The study of gene and protein functionality often requires the use of antibodies, which naturally bind to proteins. The Company believes that proteomics research, and products developed out of the proteomics effort, offer the Company an attractive opportunity to explore new initiatives to build revenues in the antibody product group around proteomics. Antibodies are used by customers as tools on the path to discovery as well as the key component in some products.

        In March 2005, the Company announced a strategic initiative to develop a high throughput antibody reagent production service designed to enable rapid discovery and commercialization of products for customers in the proteomics, pharmaceutical, diagnostics and biological research industries. The Company estimates the total market opportunity for antibody services available to SDI, through SBS, to be $300 million. Management anticipates that adjacent technologies have the potential to substantially expand this opportunity as the market evolves. The Company has hired two leading scientists widely recognized for their work in the development of genetic immunization and associated processing technologies for the high throughput production of high purity, high reactivity antibodies to oversee this initiative out of the Company's molecular biology research and production facility in Dallas, Texas.

        The high throughput, high efficiency processes SDI is developing are aimed at enabling customers to achieve more rapid discovery by providing faster, cost effective access to very large numbers of high sensitivity and specific antibodies, or families of antibodies, that will collectively advance the customer's research, development and commercialization efforts.

        In 2006, the Company further developed products and service offerings designed to be valuable tools for the target markets. The Company experienced substantial progress in the Genomic Antibodies(TM) technology demonstrating that the antibodies made by SDI's exclusive proprietary technology were superior to those made by conventional methods. Several high profile customers found success with Genomic Antibodies(TM) after having none with conventional methods. These antibodies went on to be key tools that enhanced their research or product development efforts.

        The Company believes that its technology for this genetic antibody service is unique in the U.S. and that this technology will enable research organizations in target market segments to increase their success rate of identifying potential therapeutic or diagnostic protein targets by providing large numbers of unique antibody reagents generated from customer-specified genetic sequences. The exponential increase in genetic information available from all types of living organisms has created a need for large numbers of antibody reagents to detect the proteins produced by these genes.

        Traditional methods of making antibodies to proteins require that the protein of interest be produced and purified in relatively large quantities prior to injection for in-vivo production of a specific antibody. This traditional process is cumbersome and inefficient. The Genomic Antibodies(TM) process eliminates this requirement. Instead, synthetic DNA, representing the genetic sequence(s) of interest, is introduced directly, via a proprietary process that produces antibodies to the protein encoded by the DNA and produced directly by the immunized cells. The Genomic Antibodies(TM) process SDI is developing has demonstrated the ability to produce antibodies that are purer, and more reactive to the native protein, than antibodies raised against other immunogens, and easier to produce in large numbers, thus facilitating large-scale research involved in drug development and academic research.

        In January 2006, the Company announced a positive conclusion to initial customer trials involving the Genomic Antibodies(TM) product. These "beta" tests have validated the high throughput, highly optimized production processes for mouse polyclonal antibody reagents for use in research and discovery. These antibody reagents are the first products the Company has released on this important new technology platform.

FOOD SAFETY

        The Company's food safety product line includes enrichment media and rapid tests to detect food pathogens, including E. COLI O157:H7, LISTERIA and SALMONELLA. The Company is a leader in tests for targeted traits in genetically engineered plants, tests to detect Genetically Modified (GM) traits in food ingredients and food fractions, tests to detect naturally occurring fungi in grains (mycotoxins) and tests for and products to detect prohibited animal proteins in animal feed (ruminant feed testing).

FOOD PATHOGEN TESTING

        Pathogen specific testing is an increasingly important part of microbiology testing performed in the global food industry. The world-wide market for rapid method pathogen tests is estimated to be between $200 and $300 million according to independent studies and the Company's own market research. The market for proprietary enrichment media is estimated to be between $50 and $100 million. According to several independent studies, the market for pathogen tests has been growing at an average annual rate of 8% through 2006. However, market research also suggests that annual growth has slowed in this segment. Growth in pathogen testing is driven primarily by regulatory changes, customer sampling practices, industry consolidation, and globalization of the world's food supply.

        Since 2001, the Company has invested in the development and market introduction of products for the detection of pathogenic microorganisms in food. In 2002, the Company introduced its first test method for the pathogen E. COLI O157:H7. This product has received ongoing market acceptance in the United States. In 2005, the Company was notified that its RapidChek E. COLI O157:H7 assay had been selected as the assay method of choice for the National School Lunch Program for screening raw and frozen beef for the organism. The National School Lunch Program is a federally-assisted meal program that operates in over 97,000 public and non-profit private schools and residential childcare institutions. The United States Department of Agriculture (USDA) is responsible for determining that the meat produced for the National School Lunch Program is safe. In addition, the RapidChek test for detection of E. COLI O157:H7 was selected by the Food Safety Inspection Service (FSIS) as an approved methodology for screening of the organism in raw beef samples. The FSIS section of the USDA conducted a rigorous evaluation of rapid methods that are currently on the market for screening pathogens, including polymerase chain reaction (PCR), and automated/manual immunoassays and benchmarked kit performance against the current USDA traditional cultural method. The RapidChek E. COLI O157:H7 method was evaluated and determined to be the "best in class" against the other immunological methods tested. RapidChek has been placed on the approved USDA list as one of only two immunoassays that is recognized for use for screening raw beef for E. COLI O157:H7. The Company believes that the acceptance of its method by the agencies regulating Food Safety will increase sales as producers seek to use methods that have been evaluated and accepted by the regulatory agencies.

        In June 2004, the Company launched its test for detection of LISTERIA. This test system received AOAC Research Institute (AOAC, AOAC-RI) approval for both food and environmental samples, as opposed to several competitive methods on the market that have AOAC approval for food samples only. As a result of new regulations enacted by the USDA in 2003, environmental samples account for approximately 80% of all LISTERIA testing. The LISTERIA test incorporates the use of a proprietary enrichment procedure that provides results in 40 hours, 8-12 hours faster than most other methods on the market. In addition, the proprietary enrichment system does not require a transfer step, providing significant labor savings compared to other methods on the market. As with all pathogen systems, food companies require internal evaluations prior to adoption. In these evaluations, the Company's LISTERIA test system demonstrated superior performance, and improvements in efficiency and productivity compared to most competitive methods on the market. As a result of improvements in performance and cost-in-use, the Company has had the LISTERIA product adopted by a number of very large food processors. When larger food companies adopt a particular method, it usually gains credibility in the marketplace.

        In August 2006, the Company launched its new RapidChek SELECT SALMONELLA test with AOAC-RI approval at the International Association of Food Protection Meeting (IAFP) in Calgary, Canada. This novel test is based on a patent pending phage technology combined with SDI's next generation lateral flow technology and is set to revolutionize the SALMONELLA testing arena. The RapidChek SELECT test was developed to meet some of the challenges faced in SALMONELLA testing, including high false positive and negative rates, which can be particularly prevalent in high burden samples. The patent claims technology that increases both the specificity and sensitivity of rapid pathogen tests. The SALMONELLA SELECT test has been evaluated and adopted by several large food producers and with several additional evaluations underway, this successful rate of adoption for 2007 is expected to continue.

In September 2006, the RapidChek SELECT SALMONELLA test was the first lateral flow test approved for the National Poultry Improvement Plan (NPIP), and will provide an attractive alternative to current methods used such as labor intensive cultural methodologies. This same patent also makes important claims for composition and methodology associated with the enrichment and control of production organisms in large scale industrial bio-processing applications. The Company intends to develop these applications for licensing purposes during early 2007.

AGRICULTURAL TESTING

GENETICALLY MODIFIED("GM") CROPS

        Tests for GM traits are generally used to determine whether the sample tested contains the protein associated with the genetic modification. Seeds, grain or leaf tissue are typically tested. The tests may be employed by users desiring to ensure that seed or grain lots are either GM-free or, in other cases, that they contain a specified amount of the GM material in order to meet certain GM requirements. Among the commodities typically tested with the Company's products are corn, soybeans, rice and cotton.

        Crop varieties developed by genetic engineering were first introduced for commercial production in 1996 with approximately four million acres of GM crops grown. Based on the latest report from the International Service for the Acquisition of Agri-Biotech Applications, in 2006 GM crops were planted on more than 252 million acres worldwide, an increase of 13% or 30 million acres from 2005. Globally in 2006, six principal countries were responsible for 96% of the GM crop area. They include the U.S. at 135 million acres (54% of the global total), Argentina at 44.5 million acres (18%), Brazil at 28.4 million acres (11%), Canada at 15 million acres (6%), China at 8.6 million acres (3%) and India at 8.6 million acres (3%). The Company has distribution arrangements in place with respect to customer operations in each of these GM crop producing countries. Not all the seed produced by a genetically engineered seed or plant contains the gene for the desired trait and, therefore, not all the plants arising from a batch of seed will express the desired characteristic. The Company has developed a simple "one-step" test that is used at the point of testing to determine if an individual plant contains the targeted genetic trait. Commercial seed producers use these products to ensure the quality of their products. This type of test also can be used in crops for enforcement purposes to expose unlicensed application of the genetic technology.

        Agricultural biotechnology companies, including Monsanto and Bayer CropScience, are currently developing additional genetically engineered traits in plants. Acceptance of GM crops has increased and as the development of new traits has risen, there are many countries that have adopted strict regulations on biotech crops. In 2004, the European Union adopted strict regulations regarding labeling and traceability of GM food and feed with enforcement beginning in April 2004. The regulatory tolerance for EU-authorized GM traits is 0.9%, and 0.5% for unauthorized GM traits that have already received a favorable risk assessment from various U.S. regulatory agencies. However, traceability systems must be in place and must demonstrate that any traces of GM traits are adventitious and are technically avoidable. The Company believes that the impact of regulations may be stricter testing of grain and grain exports from countries growing GM crops, and an increase in testing to meet these new regulations. Conversely, widespread acceptance of GM crops may reduce the need for grain testing.

        During 2000, a genetic trait used in corn, known as Cry9C, or StarLink(R), which had been approved by the U.S. Environmental Protection Agency (USEPA) only for non-food uses, was discovered in food products. StarLink(R) was the first, and to date, the only, genetic trait to have been introduced for animal, but not human, consumption. The impact of this discovery resulted in the need for growers, handlers, processors, shippers and exporters to test corn for the presence of StarLink(R). In addition, the United States Department of Agriculture (USDA) changed its policies to assure that new grain traits were certified as safe through the entire food chain. The Company's Bt9 TraitChek(TM) test was the first GM test validated by the USDA. The Company worked closely with key grain processors worldwide to provide significant volumes of tests to meet the high market and regulatory demand, selling more than 2 million Bt9 tests in 2001, making it the Company's largest selling product. With the removal of StarLink(R) corn from the U.S. grain supply during 2000 and 2001, the Company's sales of tests to detect StarLink(R) corn diminished significantly over the period from 2002 through 2006.

        Due to the StarLink(R) incident described above and consumers' sensitivity to the issue, there were very few new GM traits introduced into the marketplace in 2001 and 2002. During 2003, there was a renewed interest and introduction of new traits, and the Company has continued to work closely with the major agricultural biotechnology companies toward development and commercialization of tests in line with their trait commercialization schedules. In 2003, the Company began to recognize broader adoption of testing for traits that had been commercialized in years prior. Tests for the Cry3Bb insecticidal protein have grown and are expected to continue growing. In 2005, the Company introduced the first multi-trait corn test strip that can detect both the Cry1Ab and Cry3Bb insecticidal proteins and the CP4EPSPS protein for resistance to the herbicide Roundup(R). During 2006, the Company introduced tests for the detection of an unapproved LibertyLink ("LL") trait in rice found in the U.S. The TraitChek LL Bulk Rice test kit was the first lateral flow test strip certified by the USDA Grain Inspection, Packers & Stockyards Administration (GIPSA) for the detection of the LL trait in rice.

        The Company has had strong sales efforts in Brazil since 2000. Brazil is a major agricultural country and the leading exporter of soybeans in the world, surpassing the U.S. in 2006 with over 25 million tons exported. Brazil has temporary laws in place making it legal to grow GM crops. Brazil's Agriculture Ministry reported that an estimated 23.2 million acres or 43 percent of the country's 2005-2006 crop were sown with GMO soybeans, up from approximately 12.4 million or 21 percent last year. Due to the previous GM ban, countries importing non-GM soy products such as China and those from the European Union have increased their imports from Brazil. To assure that their raw commodities are free of GM, testing is done at many grain elevators and crushing facilities throughout Brazil. Brazil is now the leading customer for the Company's GM soybean test for Roundup Ready(R) herbicide tolerance.

        Trends in world food production include the use of second generation genetic technologies to give plants specific nutritional or other high-value consumer characteristics, collectively referred to as output traits. If these traits gain acceptance, food companies will be able to provide consumers with value-added products they will demand and food manufacturers will source these specialty products on world markets. The Company believes that it is well positioned to provide the analytical tools to allow food companies to purchase such premium products with confidence, due to its existing relationships with large agricultural biotechnology companies and the current success of its technology, particularly in the area of GM traits.

WATER QUALITY

        The Company's water quality product line includes analytical tests for drinking water, industrial process water and wastewater analysis, and analytical tests for soil and other waste matrices for use at environmental remediation projects, hazardous waste operations and other applications.

MICROTOX(R)

        The Microtox(R) test system is a unique rapid acute toxicity test that detects a broad range of toxins and chemical agents in water. Microtox(R) makes toxicity analysis simple and easy to perform and results can be generated in as little as 30 minutes. Microtox(R) toxicity testing technology is used in drinking water, wastewater, environmental remediation and research and industrial applications around the world. With nearly 650 peer-reviewed scientific articles and more than 2,200 instruments sold worldwide, the Company believes that the Microtox(R) toxicity test system is the standard for rapid toxicity screening and analysis.

        The Company is currently working with drinking water utilities, food processors and other customers as they develop and implement monitoring processes to reduce their risk from contamination of water supplies. In the U.S., approximately 125 drinking water utilities and six food processors are currently using the Microtox(R) toxicity testing technology as part of their early warning or emergency response programs to detect contamination of their water supplies. The rapid response of the Microtox(R) toxicity assay allows users to rapidly detect--and quickly respond to--any changes in water quality. It is for this reason that the technology is viewed by many national and international experts as an effective means for detecting toxins in water applications.

        The Company also markets a portable version of the Microtox(R) technology known as Deltatox(R). Departments of Health in a number of states, the largest private water utility in the country and the United States Environmental Protection Agency (USEPA) emergency response teams are using Deltatox(R) technology as part of their emergency response programs.

        The Company believes that, although there are new entrants in this market space, no other companies have meaningful marketing efforts for rapid, bioluminescence-based, toxicity testing. There are only a few other companies who market a rapid toxicity test that the Company considers to be competitive with Microtox(R).

        The USEPA is currently reviewing the technical capabilities of Microtox(R) in consideration of adding the method to the approved list of toxicity test methods under the Whole Effluent Toxicity testing program. The

USEPA submitted the addition of Microtox(R) to the Federal Register for National Pollutant Discharge Elimination System (NPDES) permit compliance testing. This is the regulatory program under which permitted waste dischargers, including a large number of municipal sewage treatment plants, are mandated to test their effluents on a regular basis and comply with regulated toxicity discharge limits. When and if the Whole Effluent Toxicity (WET) testing method becomes approved, that will open up a significant market for Microtox(R). The size of this testing market is estimated to be between $25 and $30 million. The Company believes, however, that this action will also likely stimulate the entrance of additional competitors into this market.

        In February 2006, the Company announced that its Microtox(R) bioassay technology was awarded the Designation and Certification as an "Approved Product for Homeland Security" under the Support Anti-Terrorism by Fostering Effective Technologies Act of 2002 (the SAFETY Act), by the Department of Homeland Security, or DHS. The SAFETY Act legislation was designed to encourage the development and rapid deployment of life-saving anti-terrorism technologies by providing manufacturers or sellers with limited risk of legal liability. It was also designed to harness the nation's scientific and technological resources to provide federal, state, and local officials with the technology and capabilities to protect the United States from terrorist acts. One area of focus for DHS is catastrophic terrorism threats to the nation's security that could result in large-scale loss of life and major economic impact. The SAFETY Act fosters research of technologies to counter threats both by evolutionary improvements to current capabilities and development of revolutionary, new capabilities. As a biosensor-based method for the detection of toxic compounds, which include toxic industrial chemicals and heavy metals, in water and other matrices, the Microtox(R) bioassay technology is ideally suited to meet the anti-terrorism initiative objectives of DHS. The Company believes that having this DHS Designation and Certification has added significant value to the Company's Microtox(R) product by virtue of increasing its customer base and facilitating additional penetration into the drinking water utility market.

PESTICIDES

        The entrance of pesticides into the water supply as a result of agricultural and residential runoff has been occurring for many years. In areas of substantial agricultural activity, drinking water is tested for pesticides to protect drinking water supplies and to comply with federal and state regulations. The Company's pesticide test kits are used extensively by water quality researchers, resource managers, drinking water system operators, federal agencies such as the U.S. Geological Survey and Department of Agriculture, state environmental and health departments, drinking water utilities and environmental engineering companies for surface and groundwater monitoring, drinking water source and supply management, soil analysis and chemical fate and transport studies.

        The RaPID Assay(R) test kit marketed by the Company for one of these pesticides--Atrazine--was validated by the USEPA under the Environmental Technology Verification program. The report confirmed the accuracy and reliability of the Company's RaPID Assay(R) test format for Atrazine and, in the Company's evaluation of the data, is one of only two immunoassay products validated by this program showing acceptable performance for this application.

ENVIRONMENTAL CONTAMINANT TEST PRODUCTS

        The Company sells different format immunoassay products into the environmental market. Each of the four different test formats has performance characteristics that make them more or less suited for a particular customer application. The Company positions the sale of all of its products to provide the customer with whichever product is best suited to its specific application. All of the environmental test kits include components for the extraction of target analytes from the sample matrix (typically soil or water) and subsequent analysis. Sample preparation time is typically less than five minutes per sample. All of the Company's environmental test kits are capable of analyzing multiple samples and some allow analysis of as many as 40 samples per hour.

        The Company's key user segments in these applications have been the largest environmental engineering and construction firms, the Department of Defense (including the US Army Corps of Engineers), the Department of Energy, the National Aeronautics and Space Administration (NASA), the National Oceanic & Atmospheric Administration (NOAA), and many other major federal and state regulatory and research agencies. The USEPA and U.S. Army Corps of Engineers are jointly promoting what they call the "Triad Approach," which uses immunoassay and other field analytical systems to increase the accuracy and reduce costs on environmental projects. Typical contaminants of concern at contaminated sites include petroleum and fuel-derived products, polycyclic aromatic hydrocarbons
(PAHs), polychlorinated biphenyls (PCBs), dioxins, explosives, pesticides, and chlorinated solvents.

The Company is currently marketing test kits for all of these contaminant classes, and has been able to expand its product offering through distribution agreements to accommodate new technologies.

        The environmental testing market is large, with hundreds of companies providing testing products and services. In 2006 the Company revised its channel to market for these products, supported by new technology, training and application support. The Company believes the overall market for remediation products has continued to decline due to lower levels of Federal funding to support remediation projects in this area, and that the testing market is very competitive due to under utilized capacity in the laboratory services sector.

OTHER ASSAYS

COLITAG(TM)

        In April 2006, the Company announced that it started distributing Colitag for E. COLI and coliform testing in drinking water through a distributor agreement with CPI International. Testing for total coliform by water utilities is regulated by the Safe Drinking Water Act. Colitag is EPA approved for Total Rule Coliform (TCR) compliance monitoring, both Presence/Absence and Most Probable Number (MPN) enumerations. The inclusion of Colitag in the Company's portfolio of products for water utilities better positions the Company to fully meet the needs of these utilities for reliable testing products that deliver confident results.

TOXKIT MICROBIOTESTS(TM)

        In December 2004, the Company announced the signing of an exclusive distribution agreement with a European supplier of toxicity testing systems, Microbiotests (MBT). Under the terms of the agreement, the Company now markets MBT's line of rapid maintenance free bioassays in North America. The agreement continues to position SDI as the single source solution for rapid, on-site toxicity and environmental tests. The product line offers customers requiring cultural methods an alternative to expensive and labor intensive protocols, allowing users to save both time and money while maintaining quality test results.

MTI METALS(TM)

        In September 2004, the Company announced the signing of an exclusive distribution agreement with Monitoring Technologies International (MTI). Under the terms of the agreement, SDI will market and sell in the United States MTI's PDV-6000 heavy metal analyzer and reagents, which are designed to rapidly detect multiple metal contaminants on-site in water, soil and food matrices. The system has recently been verified by the USEPA's Advanced Monitoring Systems Center, and validated under the USEPA's SITE Program, where it met or exceeded all requirements for sensitivity and precision. SDI has initially focused its sales efforts on the environmental assessment and remediation market, a market in which it currently has relationships with 22 of the top 25 environmental consulting and engineering firms. Both the MBT and MTI agreements allow SDI to present a more complete solution to its customers involved in environmental management.

RUMINANT TESTING

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

        Since 2003, publicized cases of "mad cow" have been found in countries including the United States, Canada and Japan. The market and regulatory environment in these countries continues to be in a state of flux. Although feed testing is the only definitive means to certify compliance, the current industry practice is to rely solely on paper certification. The Company is not making a significant sales effort or investing in additional development given the current regulatory environment.

SALES AND MARKETING STRATEGY

        The Company markets and sells products in the food safety, water quality and life science antibody market categories through a small U.S. direct sales force, Internet presence and a network of over 50 distributors in Canada, Mexico, Latin America, Europe and Asia and its corporate partners. The Company also has a European office and sales operation near London, England.

        In the U.S., the primary sales channel is through a direct sales force comprised of geographically based field sales professionals. The sales force is augmented by a customer service team, and applied marketing specialists which assure that all elements of the customer's buying experience meet and exceed their performance expectations.

        On the basis of its strengthening proprietary position, the Company is focused on developing channels to market, and accelerating predictability and sustainability of revenues. SDI is investing in its direct sales force through both the addition of new sales representatives and increased sales and technical training. The Company continually measures sales performance and maintains discipline in the balance between the addition of new sales resources and ongoing efforts to continually improve sales efficiency and effectiveness of existing resources.

        The Company is also focusing on its network of quality distributors. In 2006, the Company added its first distributor for Genomic Antibodies(TM). Oriental Yeast Company, a Japanese life sciences company, was uniquely positioned to represent this technology in the Japanese market and in September of 2006, signed an exclusive distribution agreement. The Company is working to develop similar relationships in other European, Asian, and Latin American markets.

        The Company developed further distribution for environmental and water quality test kits during 2006. Distribution was expanded in China, South Korea and Eastern Europe during the year.

        In 2005, the company signed an exclusive distribution agreement with DuPont Qualicon for the representation of the Company's immunoassays for food pathogen detection. This agreement was predicated on achievement of specific sales goals that were not met. The Company has now begun to identify additional distribution partners for this product line and will take a much more aggressive role in marketing these methods outside the United States in 2007.

        The Company has invested in providing additional support to distributors, which participate in annual global training seminars. The Company evaluates various sales and service models that can contribute to the profitable growth of business. In addition, identifying the most effective channels to market will allow the Company to better allocate resources to both new and existing growth opportunities.

COMPETITION

        Many of the Company's potential competitors are large companies with substantially greater financial and other resources than the Company. To the extent that any such companies enter into one or more of the Company's markets, the Company's operations could be materially adversely affected. The Company anticipates increased competition as potential competitors perceive that the Company's markets have become commercially proven, or if the Company cannot maintain competitive differentiation.

        The Company competes for GM testing market share with three companies that offer rapid, immunoassay-based methods. They include EnviroLogix, Inc. and Agdia, Inc., both privately held companies, and Neogen Corp., a publicly-held company. EnviroLogix markets a wide range of GM tests and also offers strip tests for the detection of aflatoxin (mycotoxin) in corn and cotton. Agdia sells a wide line of tests for plant viruses and pathogens. Neogen, though a leader in mycotoxin analysis, has not been able to gain a significant share in the GM testing arena. Neogen has an extensive record of mycotoxin sales and has the largest line of products, applications and approvals.

        Other companies may be developing additional products for one or more of the Company's markets that could be competitive with the Company's products. The Company believes none of these competitors have products that compete with all of the Company's products in the food safety market. The Company believes that the breadth of its product offerings in the food safety market, the expertise it has accumulated in developing tests for the food safety market, the Phage technology and the extensive customer relationships it has assembled throughout the agricultural seed, grain and food processing industries are all significant competitive advantages.

        In food pathogen testing, the Company is among the more recent entrants to the market and faces a broad base of competition. The world-wide market for pathogen tests is estimated to be between $200 and $300 million annually and as such has drawn competitive products. The Company's RapidChek(R) E. COLI O157 including H7, SALMONELLA and LISTERIA tests compete globally with numerous competitive rapid testing systems. Instrument-based tests are offered by bioMerieux SA and DuPont Qualicon among others. Competitive lateral flow tests are offered by Neogen Corp., BioControl Systems, Inc., and others. In addition, traditional lab culture methods offer indirect competition. The Company hopes to gain market share from competitive methods and with new users due to key product advantages such as speed of result, ease-of-use, accuracy and an overall lower cost-in-use.

        The Company believes there are no meaningful direct competitors for the Company's Microtox(R) product line in the United States. In Europe and other parts of the world, the Company competes against Checklight, Ltd., which is an Israeli-based company, and one other instrument based test method produced by Dr. Bruno Lange GmbH & CO, an affiliate of The Danaher Corporation, which has greater technical and marketing resources than the Company. The Company believes its products have a number of competitive advantages including the comprehensive screening for general toxicity and competes effectively on superior features and functions. With the addition of the Toxkit Microbiotests, the Company believes that there is no other company that can provide the complete solution offering of the Company.

        With respect to the environmental contaminant test products, the Company currently receives the greatest competition from fixed site environmental laboratories. Traditional analytical methods for environmental contamination are often utilized for confirmation and closure of environmental sites. For metals analysis, a number of companies compete directly against the PDV-6000 analyzer and reagents with XRF technologies. The Company believes that the PDV-6000 can provide a number of advantages allowing for greater benefits to current customers.

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

        Competitors in the market as third party providers of custom antibody production include Covance (public), Harlan (private), Lampire (private) and Scantibodies (private). Many of SBS' competitors include small companies, or small operating divisions of larger companies, using similar antibody production methods.

REGULATORY APPROVALS

        The environmental legislation and regulations that the Company believes are most applicable to its current business are the Research Conservation and Recovery Act (RCRA), Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), Toxic Substances Control Act (TSCA), Federal Insecticide, Fungicide and Rodenticide Act (FIFRA) and the Pure Food and Drug Act. For analysis of water and wastewater, the Safe Drinking Water Act, the Clean Water Act and the NPDES permitting program acceptance under the Clean Water Act also will be significant to the Company's business. As the utility of the Company's Microtox(R) products continues to be widely recognized in drinking water security applications, regulations and mandates associated with Homeland Security programs may also have an impact on the Company's business. Collectively, these programs regulate the management, disposal and clean-up of hazardous substances and protect the nation's ground and surface water and drinking water supplies. In addition, regulatory responsibilities in a number of areas have been delegated to state agencies and state and local laws and regulations impose additional restrictions and requirements. While environmental regulations overseas vary, many countries, particularly those in Europe, have counterparts to the U.S. legislation.

        The Company believes that the validation and acceptance of its products by regulatory agencies, though not required for the use of its products in most cases, is a significant factor in gaining market acceptance. There are two main areas in which the Company is seeking regulatory acceptance for its products by federal and state agencies: environmental contaminant testing methods and water testing methods. The EPA and some state agencies have evaluated certain of the Company's analytical methods and accepted their use for certain remediation and monitoring activities.

        The Company received AAALAC (Association for the Assessment and Accreditation of Laboratory Animal Care) accreditation at its Delaware facility in 1993 and at its Maine facility in 2000. The Company volunteers to participate in the AAALAC's program, in addition to complying with the local, state and federal laws that regulate animal research. In order to maintain these accreditations, the Company undergoes regular inspections and reviews. The Company also holds approval from the OLAW (Office of Laboratory Animal Welfare) and the National Institutes of Health, further validating the stewardship of the Company in proper laboratory animal care.

        During 2004, the European Union implemented Regulation 1774 governing the shipment of products derived from ruminant animals. The Company worked with regulators to obtain the necessary facility registrations to comply with these new guidelines and product shipments to the European Union are moving normally.

        WATER TOXICITY TESTING. In February 2006, the Company announced that its Microtox(R) bioassay technology was awarded the Designation and Certification as an "Approved Product for Homeland Security" under the SAFETY Act of 2002, by the Department of Homeland Security, or DHS. The SAFETY Act legislation was designed to encourage the development and rapid deployment of life-saving anti-terrorism technologies by providing manufacturers or sellers with limited risk of legal liability. It was also designed to harness the nation's scientific and technological resources to provide federal, state, and local officials with the technology and capabilities to protect the United States from terrorist acts. One area of focus for DHS is catastrophic terrorism threats to the nation's security that could result in large-scale loss of life and major economic impact. The SAFETY Act fosters research of technologies to counter threats both by evolutionary improvements to current capabilities and development of revolutionary, new capabilities. As a biosensor-based method for the detection of toxic compounds, which include toxic industrial chemicals and heavy metals, in water and other matrices, the Microtox(R) bioassay technology is ideally suited to meet the anti-terrorism initiative objectives of DHS. Having this DHS Designation and Certification has added significant value to the Company's Microtox value for its customer base and has facilitated additional penetration into the Drinking Water utility market.

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

        OTHER TESTING METHODS. Tests for bacterial food pathogens, mycotoxins, genetically engineered traits in plants and water treatment polymers are currently unregulated. However, agencies such as the EPA, the FDA and the FSIS of the U.S. Department of Agriculture are engaged in testing and, together with the AOAC, maintain compilations of official methods for use in testing in certain market segments. Some of these organizations also issue procedures and guidelines for validating new methods. Although not required, official methods adopted by these agencies sometimes have the impact of regulations because commercial facilities tend to follow the practice of the agency.

MANUFACTURING

        The Company manufactures test kits for the detection of a wide array of analytes in five immunoassay formats and one bioluminescence format. The five formats are: one step lateral flow tests; coated tubes; latex particles; magnetic particles; and micro-titer plates. The Company manufactures a biological supplement that enhances the detection of certain analytes and improves overall performance of certain assay formats. In addition to test kits, the Company supplies ancillary equipment and supplies including test evaluation instruments, reagents, sample media, spectrophotometers, pipettes, balances and timers.

        The key critical reagent manufacturing technologies are conjugation chemistries, antibody formulations, calibrator preparation, lateral flow strip production, microbiological and immunoassay processes. Kit production processes include filling and dispensing liquids, subcomponent and finished goods assembly, in-process testing, quality control, packaging and shipping. The critical reagents and production assembly groups produce test kits in the Newark, Delaware laboratories. Biological materials are primarily developed and produced in-house; however, some reagents are licensed from third parties or purchased from commercial sources. A crucial step in the Company's manufacturing process is the stabilization of the immunoreagents utilizing proprietary lyophilization techniques. In general, raw materials used by the Company in its products are obtainable from multiple sources. The Company purchases instruments and ancillary equipment from outside vendors. A number of the instruments sold by the Company were developed to be used exclusively with the Company's products and are subject to specific supply agreements. The Company believes that the raw materials, instruments and equipment used in the manufacture of its products are sufficiently available for the Company's current and foreseeable manufacturing needs.

        The Company manufactures its products in accordance with the FDA's Good Manufacturing Practices guidelines and has implemented data-driven problem solving and statistical process controls to troubleshoot and continuously improve quality and performance. The Company utilizes a formal sales and operations planning process and an integrated Manufacturing Resource Planning
(MRP) tool to control all elements of the supply chain and manufacturing processes; including raw material procurement, inventory management, capacity planning and production scheduling, work-in-process tracking, order processing and fulfillment, shipping and customer invoicing. The Company believes the existing facilities and equipment are sufficient to support a significantly larger manufacturing base. Industrial bio-detection services manufacturing operations are currently running one shift.

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

        In 2005, the Company established a research and manufacturing center in Dallas, Texas. This facility is designed for gene building and protein chemistry. The Dallas operation houses the technical elements of the Genomic Antibodies(TM) product offering. The Genomic Antibodies(TM) offering is supported by a robust high throughput operation that is initiated in Dallas and completed in either Maine or Delaware depending upon the end product.

RESEARCH AND DEVELOPMENT

        The Company engages in substantial research and development activities (R&D) involving development of products and services for its target markets. In the three years ended December 31, 2006, 2005 and 2004, the Company incurred approximately $2.6 million, $3.0 million and $2.1 million, respectively, in research and development expenditures. Research and development expenses in support of the Company's proprietary Genomic Antibodies(TM) and bacteriophage technology platforms continued to increase in 2006 and accounted for just over half of the total R&D effort. In addition, significant effort was expended in the first half of the year in the Food Safety arena to complete the development and validation of the Company's SALMONELLA SELECT product offering. R&D spending in support of agricultural and water quality test products in 2006 continued at levels similar to the prior year.

        The Company's primary laboratory facilities located in Newark, Delaware were designed and built specifically for conducting research and development relating to antibody and immunoassay technology. These facilities include state-of-the art, cGMP, AAALAC-approved, antibody development and large-scale production facilities. The Company has assembled a scientific staff with extensive experience in the development, production and purification of monoclonal and polyclonal antibodies. The Company also has extensive expertise in the development and production of reagents from the antibodies it produces, as well as commercial immunoassays employing those reagents.

        In 2005, the Company undertook an initiative to reposition itself in the large and expanding Proteomics market by developing new high throughput antibody development capabilities that complement its existing core antibody and immunoassay technology. As part of this initiative, the Company hired two additional scientists recognized for their work in the development of genetic immunization to oversee its Genomic Antibodies(TM) effort located in the Company's research and production facility in Dallas, Texas. Initial R&D activities focused on increasing the amount of antibody that is made over typical genetic immunization procedures, and protocols for eliciting high titer antisera in multiple animal species, including mice and rabbits, and have been developed successfully.

        In 2006, novel antibodies were produced to hundreds of proteins using the Company's proprietary Genomic Antibodies(TM) technology. The high throughput capacity of the platform was successfully demonstrated by simultaneously producing 96 different antibodies to breast cancer markers. To further enhance the high throughput nature of the Genomic Antibodies(TM) platform, the Company's scientists have developed procedures for characterizing the large numbers of antibodies being produced using robotic liquid-handling equipment. Large scale animal facilities, proprietary high throughput antibody development technology, state-of-the-art purification and reagent production capabilities, extensive assay development expertise, and established commercial manufacturing have been integrated to create an antibody development, characterization and production capacity unique in all the world.

        In addition to developing its Genomic Antibodies(TM) platform, the Company spent significant effort in 2006 developing its proprietary bacteriophage technology. The SALMONELLA SELECT test product launched in August contains bacteriophage that prevent the growth of specific bacteria that can interfere with test performance. The use of bacteriophage to improve the specificity and sensitivity of testing methods is unique to the Company and the subject of published U.S. and world-wide patent applications.

        The Company also has patents pending for the use of bacteriophage to control the growth of harmful bacteria in large scale industrial fermentation production processes including ethanol production. Early in the third quarter of the year, the Company announced an agreement with Broin Companies to develop commercial bacteriophage reagents and protocols for controlling bacteria contaminating Broin's proprietary BPX ethanol production process. Significant progress was achieved on the program in 2006 and the project continues on schedule.

        The Company's research and development personnel are expert in many advanced research disciplines in the life sciences, including molecular biology, synthetic organic chemistry, protein chemistry, biochemistry, immunology, immunochemistry and microbiology. In addition to the technical expertise resident within the research and development organization, the Company's technical manufacturing organization is expert in large-scale cGMP production, bioprocessing, purification and quality control of antibodies and reagents.

        Research and development activities are focused on developing proprietary technology and products to expand the Company's manufacturing base and leverage its sales and marketing organizations. The Company is a recognized leader in the field of contract antibody and assay development services primarily for large chemical, diagnostic and pharmaceutical companies, and the development of rapid test kits in the food, water quality and agricultural sectors based on immunoassay technology. In addition, the Company has extensive expertise, facilities and equipment relating to the development and manufacture of one-step lateral flow tests.

        The Company's research and development organization consists of approximately 16 individuals, 9 of whom hold advanced academic degrees. In addition, approximately one-third of the Company's employees are involved in technical job functions.

PROPRIETARY TECHNOLOGY AND PATENTS

        The Company's products are based on the use of proprietary reagents, technology and test systems developed by Company scientists or acquired externally. Accordingly, the Company has implemented a number of procedures to safeguard the proprietary nature of its technology. The Company requires its employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting relationship with the Company and all employees are required to assign to the Company all rights to any inventions made during their employment or relating to the Company's activities. Additionally, the Company seeks to protect its technology and processes through the patent process. The Company currently holds 29 issued U.S. patents, including three U.S. patents licensed for exclusive use by the Company, and eight U.S. patent applications are pending.

U.S. PATENT   TITLE
-----------   ------------------------------------------------------------------
4,999,286     Sulfate reducing bacteria determination and control
5,426,035     Method for compensating toxicity test data
5,427,955     Photochemical determination of organic compounds (license)
5,429,952     Marking of products to establish identity and source (license)
5,449,611     Polyaromatic hydrocarbon (PAH) immunoassay method, its components and a kit for use in performing the same
5,484,709     Immunoassay method for detecting an immunologically non-remarkable compound
5,541,079     Monoclonal and polyclonal antibodies and test method for
              determination of organophosphates (license)
5,547,877     Methods for the rapid detection of toxic halogenated hydrocarbons and kits useful in
              performing the same
5,593,850     Monitoring of industrial water quality using monoclonal antibodies to polymers
5,618,681     Polyaromatic hydrocarbon (PAH) immunoassay method, its components and a kit for use in performing the same
5,658,463     Kits and processes for extraction of analytes from solid materials
5,679,574     Quantitative test for oils, crude oil, hydrocarbon, or other contaminants in soil and a kit for performing the same
5,691,148     A petroleum immunoassay method, its components and a kit for performing the same
5,780,250     Immunoassay standards for polyaromatic hydrocarbon detection
5,834,222     Polychlorinated Biphenyls (PCB) immunoassay method
5,858,692     PCB immunoassay
5,874,216     Indirect label assay device for detecting small molecules and method of use thereof
5,891,657     Immunoassay standards for volatile analytes with benzene rings
5,919,645     Method for the direct determination of the toxicity of particulate solids
5,994,145     Reagents, methods and kits for detecting TCE and PCE
6,096,563     Dual particle immunoassay method & kit
6,146,903     Determination method
6,190,922     Substrate supported liquid extraction
6,376,195     Indirect label assay device for detecting small molecules and method of use thereof
6,420,530     Determination method
6,524,810     Method of making bioluminescent assay reagent based on non-viable
              E. coli
6,663,833     Integrated Assay Device and Methods of Production and Use
6,750,328     Antibodies for detection of water treatment polymers
6,911,534     Method for determination of water treatment polymers

        The Company believes that low-cost, easy-to-use, rapid tests have the potential to be significant products in multiple large markets and, therefore, has licensed rights to patents relating to immunochromatographic devices. The Company has one pending U.S. patent application for tests that can detect genetically modified crops and two applications that deal with tests for the detection of animal proteins in animal feed. In the field of food pathogen testing, the Company has one application that relates to isolation of pathogenic microorganisms from food using lateral flow strips. One application deals with the use of bacteriophage as selective agents and one relates to detection and control of water treatment polymers. One of the Company's applications involves a process for manufacturing test strips and another is regarding an assay reagent for detecting toxicity in water.

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

EMPLOYEES

        As of December 31, 2006, the Company employed 150 full time and three part time employees. The workforce was supplemented by nine agency provided contractors. All of the Company's employees have executed agreements with the Company agreeing not to disclose the Company's proprietary information and assigning to the Company all rights to inventions made during their employment. Key personnel have signed agreements prohibiting them from competing with the Company. None of the Company's employees are covered by collective bargaining agreements. The Company believes that its relations with its employees are good.

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

        Significant competitive factors include:

        o       timing and scope of regulatory approval;

        o       product availability;

        o       awareness and acceptance of our products and their application;

        o       channels to market;

        o       marketing and sales capabilities;

        o       product attributes relative to their cost;

        o       price; and

        o       exclusivity, through patent protection or otherwise.

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

IF WE FAIL TO OBTAIN OR MAINTAIN THE REGULATORY APPROVALS NECESSARY TO SELL OUR PRODUCTS, SALES COULD BE NEGATIVELY IMPACTED.

        Generally, at this time, our test kits do not require pre-market approval by the U.S. Food and Drug Administration (the "FDA") or any other regulatory agency. However, agencies such as the EPA, FDA and the FSIS of the U.S. Department of Agriculture are engaged in testing environmental samples and, together with the AOAC, maintain compilations of official methods for use in testing for environmental contaminants in certain market segments, along with procedures and guidelines for validating new methods. The failure of these programs to accept the Company's products could have an adverse impact on our business. The environmental legislation and regulations that the Company believes are most applicable to its current business are RCRA, CERCLA, TSCA, FIFRA and the Pure Food and Drug Act. For analysis of water and wastewater, the Safe Drinking Water Act, the Clean Water Act and the NPDES permitting program under the Clean Water Act also will be significant to the Company's business. As the utility of the Company's Microtox(R) products continues to be widely recognized in drinking water security applications, regulations and mandates associated with Homeland Security programs may also have an impact on the Company's business.

        Although the Company's products may not be regulated, the industry segments into which its products are sold may be regulated, and demand for the Company's products may be driven by these regulations or the lack thereof. These regulations vary from country to country. The regulatory environments in which we compete could change dramatically, which may require us to incur significant costs in obtaining or maintaining regulatory approvals. If we do not obtain or maintain regulatory approvals to enable us to market our products in the United States or elsewhere, or if the approvals are subject to significant restrictions, the demand for our products maybe negatively impacted.

IF WE DO NOT MATCH OUR PRODUCT MANUFACTURING CAPABILITY TO CUSTOMER DEMAND IN A COST-EFFECTIVE MANNER, OUR PRODUCT SALES MAY SUFFER.

        Our product sales depend upon, among other things, our ability to manufacture our products in commercial quantities and in a cost-effective manner. To the extent there is a dramatic increase in demand for our products, we may not be able to manufacture the products in a quick and cost-effective manner. Our manufacturing success also depends, in part, on our ability to transition products from research and development into commercial scale manufacturing. If we are not successful in this transition, our ability to produce products may suffer.

OUR BUSINESS COULD SUFFER IF WE CANNOT ATTRACT, RETAIN AND MOTIVATE SKILLED PERSONNEL.

        Our success depends on our continued ability to attract, retain and motivate highly qualified personnel, including our current executive officers and other key employees. If such executive officers or other key employees were to leave and the Company were unable to obtain adequate replacements, the Company's operating results could be adversely affected. In addition, the Company's growth depends on its ability to attract, retain and motivate skilled employees, and on the ability of its officers and key employees to manage growth successfully.

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

IF OUR COMPANY DOES NOT PRODUCE FUTURE TAXABLE INCOME, OUR ABILITY TO REALIZE THE BENEFITS OF DEFERRED TAX ASSETS COULD BE IMPAIRED.

        As of December 31, 2006, the Company had federal net operating loss carryforwards, including those acquired in the Company's past acquisitions, of approximately $15.4 million, which, if not utilized, begin to expire as follows:

                                                Amount of NOL
                  Year                         (in thousands)
                  -------------------------------------------

                  2009                               $  3,132
                  2010                                  5,109
                  2017                                    760
                  2018                                  1,327
                  2019                                    550
                  2020                                    121
                  2021                                    135
                  2022                                  2,345
                  2024                                  1,880
                  -------------------------------------------
                   Total                             $ 15,359
                  ===========================================

        Based on the best information available to the Company today, the Company expects to have sufficient future taxable income to utilize such NOLs prior to the expiration of the net operating loss carry forwards.

        The Tax Reform Act of 1986 (the Act) limits the annual use of net operating loss and research and development tax credit carryforwards (after certain ownership changes, as defined by the Act). The application of these limits could significantly restrict our ability to utilize carryforwards. Of our total net operating loss carryforwards, approximately $11.0 million is subject to limitations, since a cumulative change in ownership of more than 50% has occurred within a three year period with respect to those net operating loss carryforwards. Because United States tax laws limit the time period during which these carryforwards may be applied against future taxes, we may not be able to take full advantage of these attributes for Federal income tax purposes if we do not have future taxable income against which to use the carryforwards before they expire.

OUR RESULTS OF OPERATIONS MAY FLUCTUATE, WHICH COULD CAUSE VOLATILITY IN OUR STOCK PRICE.

        Our results of operations may fluctuate significantly in the future as a result of a number of factors, many of which are outside of our control. These factors include, but are not limited to:

        o       unanticipated events associated with regulatory changes;

        o       general economic conditions;

        o       seasonality;

        o acceptance of our products; o the success of products competitive with ours;

        o expenses associated with development and protection of intellectual property matters;

        o establishing or maintaining commercial scale manufacturing capabilities;

        o the timing of expenses related to commercialization of new products; and

        o       the timing and success in building our distribution channels.

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

THE DIFFICULTIES OF OPERATING IN INTERNATIONAL MARKETS MAY HARM SALES OF OUR PRODUCTS.

        The international nature of our business subjects us and our representatives, agents and distributors to the laws and regulations of the jurisdictions in which they operate, and in which our products are sold. The types of risks that we face in international operations include, but are not limited to:

        o       the imposition of governmental controls;

        o       logistical difficulties in managing international operations;
                and

        o       fluctuations in foreign currency exchange rates.

Our international sales and operations may be limited or disrupted if we cannot successfully meet the challenges of operating internationally.

ITEM 1B. UNRESOLVED STAFF COMMENTS

        None.

ITEM 2. PROPERTIES

        The Company is headquartered in Newark, Delaware, and occupies approximately 29,000 square feet of space under an operating lease expiring in December 2007. The Company also leases approximately 26,000 square feet of manufacturing and research space, in Newark, Delaware, under an operating lease expiring in December 2007. The Company owns and occupies approximately 75,000 square feet of manufacturing, research and animal facility space and approximately 64 acres of farmland in Windham, Maine. The Company leases approximately 1,900 square feet of manufacturing and research space in Dallas, Texas under an operating lease expiring in January 2009. The Company leases regional sales offices near London, England expiring in June 2011. The Company believes that its equipment and facilities are adequate for its present purposes.

        The Company's inactive subsidiary, AZUR Environmental Limited, is the lessee for two real property leases located in the United Kingdom. In 2001, the landlord of the two properties gave AZUR Environmental Limited its consent to allow AZUR to assign the lease and its related obligations to a third party. As inducement to the landlord to grant the assignment, AZUR was required to guarantee performance under the original lease terms if the third party fails to perform. Both lease terms expire in November 2016 and provide for annual principal rent payments of approximately $300,000 in the aggregate. The Company believes that based on its assessment of the current financial strength of the third party, no liability is required to be recorded with regard to the guarantee or lease obligation.

ITEM 3. LEGAL PROCEEDINGS

        The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended December 31, 2006.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The Company's Common Stock is traded on The NASDAQ Global Market under the symbol "SDIX." Set forth below are the quarterly high and low bid prices for the shares of Common Stock of the Company as reported by The NASDAQ Global Market without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

                                                           COMMON STOCK
                                                            PRICE RANGE
                                                          ----------------
FISCAL YEAR ENDED                                          HIGH     LOW
                                                          -------  -------
December 31, 2006:
Fourth Quarter..........................................  $ 3.80   $ 3.06
Third Quarter...........................................    4.20     2.75
Second Quarter..........................................    4.21     2.35
First Quarter...........................................    4.17     3.04

December 31, 2005:
Fourth Quarter..........................................  $ 4.06   $ 3.05
Third Quarter...........................................    4.26     3.20
Second Quarter..........................................    3.58     2.32
First Quarter...........................................    3.70     2.85

        On March 19, 2007, there were approximately 24,174 holders (330 holders of record) of the common stock of the Company. The Company has never paid any cash dividends on its common stock and pursuant to the Company's financing agreement with PNC Bank, Delaware, the Company's commercial bank, no dividends or distributions may be paid on account of its common stock.

STOCK PERFORMANCE GRAPH

        The following line graph compares for the fiscal years ended December 31, 2001 through 2006 (i) the yearly cumulative total shareholder return on the Common Stock with (ii) the cumulative total return of the NASDAQ Composite Index and with (iii) a Peer Group Index consisting of NASDAQ Medical Equipment Stocks.

                         [PERFORMACE GRAPH APPEARS HERE

COMPARISON OF CUMULATIVE TOTAL RETURN

Strategic Diagnostics Inc., NASDAQ Composite and NASDAQ Medical Equipment Peer Group Indices

------------------------------------------------------------------------------
                             12/01   12/02    12/03    12/04    12/05    12/06
------------------------------------------------------------------------------

Strategic Diagnostics Inc.  100.00   46.49    66.20    49.30    51.27    53.24
NASDAQ Composite            100.00   68.85   101.86   112.16   115.32   127.52
NASDAQ Medical Equipment    100.00   84.87   123.91   150.24   162.73   173.66



ITEM 6. SELECTED FINANCIAL DATA

                                                                            Year Ended December 31,
                                                     -------------------------------------------------------------------------
                                                           2006           2005          2004           2003           2002
Revenues:                                                        (in thousands, except share and per share data)
      Product related                                $     25,522   $     24,845   $     23,705   $     25,692    $     22,968
      Contract and other                                        -              -              -            117             517
                                                     -------------------------------------------------------------------------
      Total revenues                                       25,522         24,845         23,705         25,809          23,485
                                                     -------------------------------------------------------------------------

Operating expenses:
      Manufacturing                                        11,721         11,416         10,779         14,807          12,784
      Research and development                              2,630          3,034          2,157          2,203           2,784
      Selling, general and administrative                  10,591          9,722          9,211         10,046          10,277
                                                     -------------------------------------------------------------------------
      Total operating expenses                             24,942         24,172         22,147         27,056          25,845
                                                     -------------------------------------------------------------------------

Operating income (loss)                                       580            673          1,558         (1,247)         (2,360)

Interest income (expense), net                                386            207             53            (40)            (50)

Gain on sale of assets                                          -              -              -              -             374
                                                     -------------------------------------------------------------------------

Income (loss) before taxes                                    966            880          1,611         (1,287)         (2,036)

      Income tax expense (benefit)                            282            296            232           (634)           (986)
                                                     -------------------------------------------------------------------------

Net income (loss) applicable to
common stockholders                                  $        684   $        584   $      1,379   $       (653)   $     (1,050)
                                                     =========================================================================


Basic net income (loss) per share
applicable to common stockholders                    $       0.03   $       0.03   $       0.07   $      (0.03)   $      (0.06)
                                                     =========================================================================


Shares used in computing basic net income (loss)
per share applicable to common stockholders            20,032,000     19,741,000     19,242,000     18,999,000      18,419,000
                                                     =========================================================================

Diluted net income (loss) per share
applicable to common stockholders                    $       0.03   $       0.03   $       0.07   $      (0.03)   $      (0.06)
                                                     =========================================================================

Shares used in computing diluted net income (loss)
per share applicable to common stockholders            20,109,000     19,870,000     19,495,000     18,999,000      18,419,000
                                                     =========================================================================


                                                                             Year Ended December 31,
                                                     -------------------------------------------------------------------------
                                                          2006          2005          2004           2003          2002
                                                     -------------------------------------------------------------------------

BALANCE SHEET DATA:
Cash and cash equivalents                            $    10,892    $   10,009     $   8,096      $   5,158       $2,098

Working capital                                           16,731        15,552        13,525         11,567       12,039

Total assets                                              37,953        36,661        34,873         33,073       32,889

Long-term debt                                               351           562           773            983        1,212

Stockholders' equity                                      35,262        33,778        31,766         29,876       29,778

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

        The Company believes that its competitive position has been enhanced through the combination of talent, technology and resources resulting from the business development activities it has pursued since its inception. The Company has achieved meaningful economies of scale for the products it offers through the utilization of its consolidated facilities in Newark, Delaware, for the manufacture of test kits and antibodies and its facilities located in Windham, Maine and Dallas, Texas for the manufacture of antibodies.

        The Company believes that by applying its core competency of creating custom antibodies to assay development, the Company produces unique, sophisticated diagnostic testing and reagent systems that are responsive to customer diagnostic and information needs. Customers benefit with quantifiable "return on investment" by reducing time, labor and/or material costs associated with applications for which the Company's products are used. In addition, the Company believes its tests provide high levels of accuracy, reliability and actionability of essential test results as compared to alternative products. The Company is focused on sustaining this competitive advantage by leveraging its expertise in immunology, proteomics, bio-luminescence and other bio-reactive technologies to continue its successful customer-focused research and development efforts. The Company believes that an established product base, quality manufacturing expertise, experienced sales and marketing organization, established network of distributors, corporate partner relationships and proven research and development expertise will be critical elements of its potential future success.

        In 2006, the Company continued the transition from having too many products and a fragmented marketing strategy to becoming a focused company, with proven, proprietary technologies tied directly to its customers' needs. The transition is most evident in the Genomic Antibody(TM) initiative and food pathogen detection products, where significant progress is being made.

        The Company continues to develop and introduce new methods for the detection of food pathogens that deliver a strong competitive advantage to its customers. In 2005, the Company filed a patent for new technology to be used in proprietary enrichments of its food pathogen testing methods. The patent covers technology for increasing the specificity and sensitivity of the Company's immunoassay test methods. The patent also makes claims for the application of the technology in large scale bio-production/bio-fermentation processes, such as those used in the production of amino acids, ethanol, enzymes and other processes using microbiological production methods.

        The Company continued to develop multiple channels to market worldwide through an approach that includes direct sales, inside sales, distributors and agents. The Company increased distribution for its environmental products in Eastern Europe and Asia where there is growing demand for environmental stewardship.

        The Company believes it is making progress in most of its business efforts, and as the deployment of new initiatives is accelerated, building on the Company's leadership position in food pathogens and expanding its unique positioning in the emerging area of genomic antibodies, the Company anticipates that the revenue lost to market changes in its legacy businesses will be replaced and the Company will develop a stronger, more predictable, revenue base.

        The Company expects the Genomic Antibodies(TM) and food pathogen products to be its primary growth drivers in the future, and that the Company's competencies and the competitive positions these two areas provide are the strongest in the Company's history.

CORPORATE AND GROWTH INITIATIVES:

        The following provides an update on the business development activities related to the Genomic Antibodies(TM) initiative and the new Salmonella product in the food pathogen area, which utilizes a patent-pending enrichment media technology.

        GENOMIC ANTIBODIES(TM): The Company announced an initiative to develop technology for the high throughput production of genetic antibodies early in 2005, and in January 2006, opened a new facility for molecular biology and hired two scientists that had been leading the development of this technology. In January 2006, the Company announced the commercial introduction of the lead product, mouse polyclonal antibodies, and the establishment of a new website, www.genomicantibodies.com.

        In the same announcement, it was reported that beta tests had been successfully completed and the high throughput production processes for mouse polyclonal antibody reagents validated. Some of the other findings from these beta tests and the work that has taken place since the product's commercial launch are:

        o The technology completely eliminates a customer's need to prepare and provide an antigen.

        o An antibody that recognizes the user's target has been successfully produced, in the assay format the user chooses, 80% of the time.

        o The process is successfully producing antibodies to some of the most difficult research targets, including trans-membrane proteins, membrane associated proteins, and other highly conserved proteins.

        o A reagent is delivered to a customer in 76 days or less. This represents a saving of as much as 50% when compared to the time required for delivery of antibody developed using traditional methods.

        The antibody product group is strategically important to the growth of the Company, and to transforming the Company into a biotech company with much greater opportunities to access the human health market with proteomic tools and solutions. With a relatively modest investment, and great speed, the Company produced a platform technology with potential for new and greater value creation. In the first quarter of 2006 we began commericialization of Genomic Antibodies(TM).

        SALMONELLA PRODUCT: The new test for the detection of SALMONELLA entered prototype evaluations in the first quarter of 2006. This test incorporates several new and proprietary technology advancements, and to date all planned prototype studies have been successfully completed with outstanding results. This work has set the stage for entering beta test evaluations of the full method in the second quarter of 2006, along with AOAC validation. The Company had a full commercial launch in August 2006.

        One of the technologies that made the new SALMONELLA product possible is the subject of a patent filed by the Company during the fourth quarter of 2005. The patent claims the use of bacteria phage for the growth and detection of a target bacterium in an environment that is contaminated by competing and cross reacting bacteria. This new technology solves the problem of singling out the harmful pathogen among many other bacteria by creating an optimized environment for rapid growth of the targeted pathogen while dramatically suppressing other competing bacteria or bacteria that can interfere with the fidelity of the test method. This technology will be the subject of three papers accepted for presentation at the International Association for Food Protection annual meeting in 2007. As the Company experienced with its LISTERIA test, superior accuracy, ease of use and lower cost in use should lead to rapid market acceptance.

        OTHER INITIATIVES:

        INDUSTRIAL BIO-PROCESSING: The Company believes that the same technology used in the Salmonella product has application in other bio-processing environments, including industrial bio-processing. There are many large scale industrial processes where a manufacturer is attempting to manage the yield of a production organism in an environment contaminated by competing bacteria. These are applications like ethanol production, amino acid production, bio plastics, and others. The Company claims such application in our patent. The Company is currently working to demonstrate the application of these technologies in various industrial applications. In 2006 we announced an agreement to develop a commercial application of this technology with Broin Industries, a major producer of ethanol in the United States.

        WATER SECURITY: The Company is planning to increase spending associated with marketing efforts in support of the water quality products, specifically the Microtox(R) and Deltatox(R) technologies. This investment follows the recent announcement that both platforms have received designation as an anti-terror technology by the Department of Homeland Security. SAFETY Act designation allows users a safe harbor from liability associated with the use of the technology in the prevention, response or recovery from a terrorist action. The Company believes that this point alone focuses new attention on the preventative value of the technology.

        The Company has a robust new product pipeline with technology that provides sustainable differentiation to address larger markets. Sales and marketing professionals are being hired in anticipation of new product launches and the opportunities identified. The Company continues to be focused on key customers and prospects in target markets: food, drinking water, pharma, in-vitro diagnostics, and biotech. Continuously improving the efficiency of our manufacturing and supply chain processes and improving the overall quality of our products and service remains critical to success.

ECONOMIC AND INDUSTRY-WIDE FACTORS

        o As industry continues to look for ways to reduce costs, the Company believes there will be a continual shift from testing that requires highly trained personnel, expensive equipment and lengthy turnaround times for test results, to more rapid, accurate and cost-effective testing which can be performed by less highly trained personnel and completed in minutes or hours.

        o The global market for food pathogen testing continues to increase due to the globalization of the food supply, the establishment of harmonized quality standards, the consumer's desire for fresher, more ready-to-eat foods and foods from diverse geographies, and increasing regulatory and media scrutiny.

        o The trend of increasing acceptance of GM crops and the introduction of new traits may drive additional demand for the Company's products in order to maintain identity preservation and tracking.

        o Currently, the research tools portion of the biomarker and drug target discovery market is estimated to be between $600 million and $1 billion dollars, and is expected to grow at a compounded annual rate of more than 15% over the next 10 years to exceed $3.5 billion dollars.

SEASONALITY

        Sales levels for certain agricultural products may be impacted by seasonal demand trends. The demand for these test kits is typically higher in the first and third quarters due to harvesting patterns.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2006 VERSUS YEAR ENDED DECEMBER 31, 2005

        Revenues: Revenues for the year ended December 31, 2006 increased 2.7% to $25.5 million, compared to $24.8 million for the same period in 2005. The following table sets out revenues by product category.

                               Year Ended
                               December 31,
                        ---------------------------    Increase       Percent
                           2006           2005        (Decrease)       Change
------------------------------------------------------------------------------
                       (in thousands, except percentages)
Water quality        $       5,203  $        5,139  $       64           1.2%
Food safety                  9,215           8,981         234           2.6%
Antibody                    11,104          10,725         379           3.5%
------------------------------------------------------------------------------
Net revenues         $      25,522  $       24,845  $      677           2.7%
==============================================================================


WATER AND ENVIRONMENTAL PRODUCTS

        Water and environmental products revenue increased 1.2% to $5.2 million for the year ended December 31, 2006, compared to $5.1 million for 2005 and increased 2.2% to $1.22 million for the fourth quarter of 2006, compared to $1.19 million for the same quarter in 2005.

        Sales of water and environmental products increased 10% in foreign markets, excluding the effects of foreign currency translation, for the year ended December 31, 2006 when compared to the year ended December 31, 2005. This increase was primarily due to increased sales of water testing equipment and supplies into China. The increased sales into foreign markets were partially offset by a 3.2% decline in sales in the U.S. domestic market during the comparable year period.

FOOD SAFETY PRODUCTS

        For the year ended December 31, 2006, food safety revenues were $9.2 million, compared to $9.0 million for 2005, an increase of 2.6%. Food safety revenues were $2.8 million in the fourth quarter of 2006, compared to $2.3 million in the fourth quarter of 2005, an increase of 21.1%.

        Sales of tests for food pathogens grew 14.5% from $3.3 million to $3.7 million when comparing the years ended December 31, 2005 and December 31, 2006. This increase is due primarily to increased sales of the Company's tests for Listeria which the Company launched in mid-2004.

        Since 2001, sales of the Company's product for the StarLinkR trait have dropped from $5.4 million to approximately $871,000 in 2006. The Company expects sales of this product to ultimately cease entirely.

ANTIBODY PRODUCTS

        Antibody revenues increased 3.5% to $11.1 million in the year ended December 31, 2006, compared to $10.7 million for 2005, and increased 24.2% to $3.0 million for the fourth quarter of 2006, compared to $2.4 million for the same quarter in 2005.

        The fourth quarter 2006 increase resulted from an increase in demand for monoclonal products and services, an increase in demand for bulk antibody products and deliveries of custom Genomic Antibodies(TM) projects. Management is encouraged by the overall increase in volume and margin but continues to recognize that the "bulk" monoclonal and polyclonal segments of the business have inconsistent order patterns and may produce periodic spikes in revenue. Overall, production capacity and utilization of production capacity increased in 2006; a trend that is expected to continue.

OTHER AREAS

        Gross profit for the year ended December 31, 2006 totaled $13.8 million, as compared to $13.4 million for 2005. Gross margins were 54.1% for both years presented.

        For the year ended December 31, 2006, operating expenses increased 3.2% to $24.9 million, compared to $24.17 million in the same period in 2005.

        For the year ended December 31, 2006, research and development spending was $2.6 million, or 10.3% of revenues, compared to $3.0 million, or 12.2% of revenues, for 2005. This decrease was primarily the result of approximately $398,000 in spending during 2005 related to upgrades to the Microtox(R) equipment software.

        Selling, general and administrative expenses were $10.6 million for the year ended December 31, 2006, compared to $9.7 million for 2005. This increase is primarily attributable to marketing efforts utilized to launch the

Genomic Antibodies(TM) product and the cost of a detailed review of the Company's business and opportunities for growth by an outside consulting group.

        INTEREST, NET: The Company recorded interest income of $386,000 during 2006 compared to interest income of $207,000 during 2005. This increase is primarily due to increased interest rates received on invested funds in 2006.

        Pre-tax income totaled $966,000 for the year ended December 31, 2006, compared to $880,000 for 2005.

        INCOME TAXES: The Company's annual effective tax rate of 29.2% for 2006 primarily reflects the federal statutory rate of 34%, state income taxes net of U.S. Federal benefit of 6.2% and research and development credits of 14.6%.

        Net income for the year ended December 31, 2006 was $684,000, or $0.03 per diluted share, compared to $584,000, or $0.03 per diluted share, for 2005. Diluted shares totaling 20.1 million and 19.9 million were used in the computations for 2006 and 2005, respectively.

YEAR ENDED DECEMBER 31, 2005 VERSUS YEAR ENDED DECEMBER 31, 2004

        Revenues: Revenues decreased $1.1 million or 4.8% in 2005 over 2004. The following table sets out revenues by product category.

                              Year Ended
                              December 31,
                      --------------------------       Increase       Percent
                         2005            2004         (Decrease)       Change
-----------------------------------------------------------------------------
                       (in thousands, except percentages)
Water quality          $  5,139       $  5,911         $  (772)        -13.1%
Food safety               8,981          7,634           1,347          17.6%
Antibody                 10,725         10,160             565           5.6%
-----------------------------------------------------------------------------
Net revenues           $ 24,845       $ 23,705         $ 1,140           4.8%
=============================================================================


WATER AND ENVIRONMENTAL PRODUCTS

        Water and environmental products revenue decreased 13.1% to $5.1 million for the year ended December 31, 2005, compared to $5.9 million for 2004 and decreased 24.2% to $1.2 million for the fourth quarter of 2005, compared to $1.6 million for the same quarter in 2004.

FOOD SAFETY PRODUCTS

        For the year ended December 31, 2005, food safety revenues were $8.9 million, compared to $7.6 million for 2004, an increase of 17.6%. Food safety revenues were $2.3 million in the fourth quarter of 2005, compared to $2.2 million in the fourth quarter of 2004, an increase of 2.7%. These increases were driven by food pathogen test sales in both the fourth quarter of 2005 and the year ended December 31, 2005, which were up 84.0% and 107.3%, respectively, compared to the same periods of 2004.

ANTIBODY PRODUCTS

        Antibody revenues increased 5.6% to $10.7 million in the year ended December 31, 2005, compared to $10.2 million for 2005, but decreased 5.5% to $2.4 million for the fourth quarter of 2005, compared to $2.5 million for the same quarter in 2004. The decline in the fourth quarter was primarily due to a cyclical reduction in demand for bulk antibodies, as well as a reduction in new projects for custom monoclonal antibody production.

        In 2004, the Company recorded revenue totaling approximately $360,000 associated with the sale of previously written off inventories that represented the Company's discontinued catalog in bulk polyclonal antibodies.

OTHER AREAS

        Gross profit for the year ended December 31, 2005 totaled $13.4 million, as compared to $12.9 million for 2004. Gross margins were 54.1% for 2005 and 54.5% for 2004.

        For the year ended December 31, 2005, operating expenses increased 9.1% to $24.2 million, compared to $22.2 million in the same period in 2004, partially due to research expenses incurred of $590,000 related to the Company's investment in the commercialization of new technologies and high throughput production of antibodies and the investment in a software upgrade for the Microtox(R) equipment totaling $398,000.

        For the year ended December 31, 2005, research and development spending was $3.03 million, or 12.2% of revenues, compared to $2.2 million, or 9.1% of revenues, for 2004.

        Selling, general and administrative expenses were $9.7 million for the year ended December 31, 2005, compared to $9.2 million for 2004. In 2005, the Company recorded approximately $275,000 of costs related to the previously announced restatement of prior years' financial statements as a result of a determination by the Company, following discussions with the U.S. Securities and Exchange Commission, to revise its revenue recognition policy for custom antibody projects.

        INTEREST, NET: The Company recorded interest income of $207,000 during 2005 compared to interest income of $53,000 during 2004 primarily due to higher levels of invested cash when comparing 2005 to 2004.

        Pre-tax income totaled $880,000 for the year ended December 31, 2005, compared to $1.6 million for 2004.

        INCOME TAXES: The Company's annual effective tax rate of 33.6% for 2005 primarily reflects the federal statutory rate of 34%, foreign net operating losses not previously benefited of 5.5% and research and development credits of 11.0%.

        Net income for the year ended December 31, 2005 was $584,000, or $0.03 per diluted share, compared to $1.4 million, or $0.07 per diluted share, for 2004. Diluted shares totaling 19.9 million and 19.5 million were used in the computations for 2005 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        Liquidity is our ability to generate sufficient cash flows from operating activities to meet the Company's obligations and commitments, or obtain appropriate financing. Currently our liquidity needs arise primarily from debt service on indebtedness, working capital requirements and capital expenditures.

        The following is a summary of selected cash flow information:


                                                               Year Ended
                                                              December 31,
                                                        ------------------------
                                                          2006            2005
                                                        ------------------------
                                                              (in thousands)

        Net cash provided by operating activities        $ 1,667        $ 2,119
        Net cash used in investing activities             (1,111)        (1,234)
        Net cash provided by financing activities            198          1,152
        Effect of exchange rate changes on cash              129           (124)
                                                        ------------------------
        Net increase in cash and cash equivalents        $   883        $ 1,913
                                                        ========================


        The net cash provided by operating activities of $1.7 million and $2.1 million for 2006 and 2005, respectively, was primarily the result of earnings before interest, taxes, depreciation and amortization (EBITDA) for the periods ending December 31, 2006 and 2005 of $1.6 million in each period. See "Non-GAAP Financial Measures" below.

        Net cash used in investing activities in 2006 of $1.1 million compares to net cash used in investing activities of $1.2 million for 2005. These cash outflows were primarily the result of capital purchases which totaled $1.0 million in 2006 versus $1.2 million in 2005. The capital expenditures for 2006 primarily relate to manufacturing and lab equipment purchases. The capital expenditures for 2005 primarily relate to investments in a parcel of land adjacent to our antibody manufacturing facility in Maine.

        Net cash provided by financing activities of $198,000 for 2006 and $1.2 million for 2005 was primarily driven by proceeds from the exercise of stock options, which was partially offset by net repayments of outstanding debt.

        The Company's working capital (current assets less current liabilities) increased approximately $1.2 million to $16.7 million at December 31, 2006 from $15.6 million at December 31, 2005, primarily due to the increase of $883,000 in cash and cash equivalents generated during the 2006 period. Outstanding debt decreased $211,000 from $773,000 at December 31, 2005 to $562,000 on December 31, 2006, due to scheduled repayments.

        On May 5, 2000, the Company entered into a financing agreement with a commercial bank. This agreement provides for up to a $5.0 million revolving line of credit, none of which was outstanding and approximately $3.0 million of which was available at December 31, 2006, based on eligible assets.

        The revolving line of credit bears a variable interest rate of between 1.75% and 2.75% over LIBOR depending upon the ratio of the Company's funded debt to EBITDA, and is subject to a borrowing base determined by the Company's eligible accounts receivable. The Company's annual effective rate of interest on this line of credit, taking into account the variable interest rate and LIBOR, was approximately 7.07% at December 31, 2006.

        On December 13, 2001, the Company entered into an agreement with a commercial bank to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $1.5 million in financing, $562,000 of which was outstanding at December 31, 2006, and is repayable over seven years, with principal payments that began on October 1, 2002. The loan bears a variable interest rate of between 2% and 3% over LIBOR depending upon the ratio of the Company's funded debt to EBITDA. Payments are due monthly, with equal amortization of principal payments plus interest. The Company's annual effective rate of interest on this loan at December 31, 2006, was approximately 7.32%.

        Under the terms of the above financing, the Company is required to meet certain quarterly financial covenants that include a ratio of EBITDA to current maturities of debt plus interest and cash paid for taxes greater than 1.50 and a ratio of funded debt to EBITDA not to exceed 3.25. At December 31, 2006, the Company met all of its financial covenants with respect to this indebtedness.

        For the year ended December 31, 2006, the Company satisfied all of its cash requirements from the net cash provided by operating activities, cash available and on-hand and from the financing agreements described above. At December 31, 2006, the Company had $351,000 in long-term debt and stockholders' equity of $35.3 million. Although the Company has no material commitments for capital expenditures at December 31, 2006, it does anticipate that it may spend approximately $1.6 million in 2007 to upgrade or expand certain manufacturing, research and development and office systems.

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

        The calculation of the Company's EBITDA measure (as discussed above), and the reconciliation of the Company's EBITDA measure to net cash provided by operating activities for years ended December 31, 2006 and 2005, respectively, is as follows (amounts in thousands):

                                                Twelve Months Ended December 31,
                                                --------------------------------
                                                       2006             2005
--------------------------------------------------------------------------------
                                                          (in thousands)
Net cash provided by operating activities           $ 1,667           $ 2,119
Changes in assets and liabilities:
   Receivables                                          436               135
   Inventories                                          (34)               (6)
   Other current assets                                 130                (5)
   Other assets                                         (26)                1
   Accounts payable                                     (77)              404
   Accrued expenses                                     (16)             (184)
   Deferred revenue                                      74              (207)
   Net change in deferred income tax                    158                18
Loss on disposal of fixed assets                        (42)             (228)
Stock compensation expense                             (277)             (243)
Interest income, net                                   (386)             (207)
--------------------------------------------------------------------------------
EBITDA                                              $ 1,607           $ 1,597
================================================================================

OFF-BALANCE SHEET ARRANGEMENTS

        As of December 31, 2006 the Company did not have any off-balance sheet arrangements as defined in Item 304(a) (4) (ii) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

        The Company is committed to making cash payments in the future on two types of contracts: our long-term indebtedness and leases. The Company has no off-balance sheet debt or other such unrecorded obligations. Below is a schedule of the future payments that the Company was obligated to make based on agreements in place as of December 31, 2006.

                                                      Payments Due by Year
                                                                                     2012 and
                           2007        2008         2009        2010        2011      Beyond       Total
-------------------- -----------------------------------------------------------------------------------
                                       (in thousands)
Long-term debt (1)         $ 211         211         140           -           -           -         562
Operating leases (2)       $ 654          66          48          38          19           0         825
-------------------- -----------------------------------------------------------------------------------
Total contractual
cash obligations           $ 865         277         188          38          19           0       1,387
==================== ===================================================================================

(1) See discussion in Note 5 of the Notes to the Consolidated Financial Statements for additional information on long-term debt.

(2) See discussion of operating leases in Note 8 of the Notes to the Consolidated Financial Statements.

        Based upon its cash on hand, credit facilities, current product sales and the anticipated sales of new products, the Company believes it has, or has access to, sufficient resources to meet its operating requirements at least through the next 12 months.

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

CRITICAL ACCOUNTING POLICIES

        The Company's accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements. The Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles, which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, deferred taxes and long-lived assets. The Company bases its estimates on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. The Company considers the following policies to be most critical in understanding the judgments that are involved in preparing the Consolidated Financial Statements and the uncertainties that could impact the consolidated results of operations, financial condition and cash flows.

        VALUATION OF ACCOUNTS RECEIVABLE - Accounts receivable as of December 31, 2006 and December 31, 2005, were net of an allowance for doubtful accounts of $134,000 and $117,000, respectively. The recorded allowance is continually evaluated based on current market conditions, an analysis of customer-specific facts and circumstances, and the size and composition of the overall portfolio. If receivables become uncollectible, these write-offs are charged against the allowance.

        VALUATION OF INVENTORIES - Inventories are valued at the lower of cost or market.

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

        DEFERRED TAXES - In assessing the realizablity of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of existing temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based upon historical taxable income and projections for future taxable income management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2006.

        At December 31, 2006, management concluded that no valuation allowance is necessary for federal deferred tax assets after considering the positive and negative factors. In making this determination, the Company considered the following positive evidence:

        o positive net income before taxes in each of the last three years;

        o income before taxes of $1.2 million for the six month period ended December 31, 2006;

        o cumulative income before taxes of $3.5 million over the three years ended December 31, 2006;

        o use of annual election to capitalize research and experimentation expenses under IRS code 59(e), which will then be amortized over a ten year period;

        o       past and anticipated new product launches; and

        o The operating efficiencies gained and to be gained from automating labor intensive manufacturing processes and improvements to supply chain management.

The Company also considered the following negative factors:

        o       the 2006 income before taxes was lower than 2006 expectations;
                and

        o federal net operating loss carry forwards begin to expire in 2009.

        At December 31, 2006, management has concluded that a full valuation allowance is necessary for deferred tax assets in certain state jurisdictions. For the state jurisdictions, management has considered the same positive and negative evidence as utilized for the federal deferred tax assets described above. The Company has also considered the substantial reduction of its presence in North Carolina and Pennsylvania since the time when the net operating losses were incurred in those jurisdictions as additional negative evidence.

        At December 31, 2006, the Company had approximately $6.3 million of net operating loss carryforwards for tax purposes related to foreign operations in the United Kingdom ("UK"). Management considered positive and negative indicators in concluding that a substantial valuation allowance of $1.8 million was necessary for the foreign deferred tax assets of $1.9 million. The positive indicators included the contribution to income before taxes by the foreign operations in the UK for 2006 and 2005, and the expected income before taxes in the UK for 2007. The negative indicators include a history of substantial net operating losses in the UK, the lack of income before taxes until 2004 and limitations with regard to estimating income in the UK beyond 2006 resulting from the rebuilding and expansion of the UK distributor network.

        The net operating loss carryforwards differ from the accumulated deficit, principally due to differences in the timing of recognition of certain research and development expenses, depreciation and amortization, other non-deductible reserves and limitations under federal and state regulations for acquired net operating loss carryforwards.

        As of December 31, 2006, the Company had Federal net operating loss carryforwards, including those acquired in the Company's past acquisitions, of approximately $15.4 million, which, if not utilized, begin to expire as follows:

                                 Amount of NOL
Year                            (in thousands)
----------------------------------------------

2009                                  $  3,132
2010                                     5,109
2017                                       760
2018                                     1,327
2019                                       550
2020                                       121
2021                                       135
2022                                     2,345
2024                                     1,880
----------------------------------------------
 Total                                $ 15,359
==============================================


        Based on the best information available to the Company today, the Company expects to have sufficient future taxable income to utilize such NOLs prior to the expiration of the U.S. net operating loss carry forwards.

        REVENUE RECOGNITION -- Revenues composed of sales of immunoassay-based test kits and certain antibodies and immunochemical reagents are recognized upon the shipment of the product and transfer of title or when related services are provided. Revenues associated with such products or services are recognized when persuasive evidence of an order exists, shipment of product has occurred or services have been provided, the price is fixed and determinable and, collectibility is probable. Management is required to make judgments based on actual experience about whether or not collectibility is reasonably assured.

        The Company enters into contracts related to the production of custom antibodies, which provide for the performance of defined tasks for a fixed price, with delivery of the product upon completion of production. The standard time to complete a project is typically longer than 30 days but less than 12 months and effort is expended over the life of the project. Revenues related to sales of custom antibody projects are recognized when a project's specifications have been met and/or the related materials have been shipped.

        Fees associated with products and services added on to a custom antibody project subsequent to delivery of the initial project are billed monthly and recognized as revenue as the services and other deliverables are provided.

        VALUATION OF LONG-LIVED ASSETS--Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds an asset's fair value.

        STOCK-BASED COMPENSATION -- the Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123 (R)"). SFAS 123 (R) requires the Company to measure all employee stock-based compensation awards using a fair value method and recognize such expense in our consolidated financial statements. In addition, SFAS 123 (R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from stock-based payment arrangements. We adopted SFAS 123 (R) on January 1, 2006 using the modified prospective transition method in which compensation cost is recognized beginning January 1, 2006 for all stock-based awards granted on or after that date and for all awards granted to employees prior to January 1, 2006 that remain unvested on that date. Under this transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, as adjusted for an estimate of the number of awards that will be forfeited and (b) compensation cost for all stock-based awards granted on or after January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123 (R).

        Previously, we had recognized the impact of forfeitures as they occurred. The grant date fair value of the awards generally vests over the service period. The stock-based compensation expense is included in SG&A expenses. SFAS 123 (R) requires management to make estimates and assumptions to determine the underlying value of stock options and restricted stock awards, including the vesting for restricted stock awards and options containing performance-based vesting features, the expected term of stock options, an estimate of future forfeitures and the volatility of our stock price in the future. These assumptions have an impact on the valuation assigned to equity awards and the associated recognition of expense.

        On December 27, 2005, the Board of Directors of the Company approved the accelerated vesting, effective as of December 31, 2005, of all unvested stock options granted to employees and non-employee directors from 2002 through 2005 under the Company's 2000 Stock Incentive Plan, as well as options granted to the Company's Chief Executive Officer under his original employment agreement. The acceleration of vesting of these options reduced non-cash compensation expense that would have been recorded in the Company's income statement in 2006 and future periods in anticipation of the adoption of SFAS 123(R) in January 2006. The Board's decision was based on such factors as: 48% of the options were "out of the money"; the options generally vested over the next three years; and, the Company has decided to rely, to a substantial degree, on restricted stock as opposed to options in future incentive compensation awards.

        NEW ACCOUNTING STANDARDS AND DISCLOSURES

        In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006, which is our fiscal 2006 report. For 2006, the application of SAB 108 had no impact on the Company's Consolidated Financial Statements.

        In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements." SFAS 157 provides guidance for using fair value to measure assets and liabilities and is intended to respond to investors' requests for expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on income. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. SFAS 157 also requires expanded disclosure of the effect on income for items measured using unobservable data, establishes a fair value hierarchy that prioritizes the information used to develop those assumptions and requires separate disclosure by level within the fair value hierarchy. The provisions of SFAS 157 are effective for interim financial statements issued for fiscal years beginning after November 15, 2007, or the Company's fiscal 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 on the Consolidated Financial Statements.

        In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is at least more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect adoption of FIN 48 will have on the Consolidated Financial Statements of the Company.

        For further information related to new accounting standards and disclosures, see Note 1 of the Notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company has exposure to changing interest rates, and is currently not engaged in hedging activities. Interest on $562,000 of outstanding indebtedness is at a variable rate of between 2% to 3% over the published London Interbank Offered Rate (LIBOR), based upon the Company's ratio of funded debt to EBITDA, and was 2% over LIBOR on average for the year. At the Company's current level of indebtedness, each 1% change in the variable interest rate will have an effect of approximately $5,000 on the Company's annual interest expense charges.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following consolidated financial statements and supplemental quarterly financial data of the Company and its subsidiary are included as part of this Form 10-K:

                                                                           PAGE
                                                                          -----
Report of Independent Registered Public Accounting Firm................     F-1
Consolidated Balance Sheets as of December 31, 2006 and 2005...........     F-2
Consolidated Statements of Operations for each of the years
   in the three-year period ended December 31, 2006....................     F-3
Consolidated Statements of Stockholders' Equity and Comprehensive
   Income for each of the years in the three-year
   period ended December 31, 2006......................................     F-4
Consolidated Statements of Cash Flows for each of the years in the
   three-year period ended December 31, 2006...........................     F-5
Notes to Consolidated Financial Statements.............................     F-6

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

ITEM 9A. CONTROLS AND PROCEDURES

        (a)     Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2006, were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

        (b)     Change in Internal Control over Financial Reporting

        No change in our internal control over financial reporting occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

        None

                                    PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The applicable information set forth in the Company's Definitive Proxy Statement is incorporated herein by reference.

IDENTIFICATION OF EXECUTIVE OFFICERS AND CERTAIN SIGNIFICANT EMPLOYEES

        The executive officers of the Company, their positions with the Company, their ages and a brief biography for each are as follows:


NAME                    AGE      POSITION
----                    ---      --------
Matthew H. Knight       50       President and Chief Executive Officer

James W. Stave          52       VP - Research and Development and Chief
                                 Science Officer
Stanley Fronczkowski    55       VP - Finance, Chief Financial Officer and
                                 Corporate Secretary
Anthony J. Simonetta    59       VP - Finance, Chief Financial Officer and
                                 Corporate Secretary (through January 5, 2007)
Richard M. Rumble       48       VP - Sales and Marketing (through July 7, 2006)

        MATTHEW H. KNIGHT, age 50, joined SDI in September 2003 as President and CEO, and also serves as a Director. Prior to joining SDI, Mr. Knight spent 23 years at Nalco Chemical Company. He began his career in field sales in 1980, and advanced through a series of sales and marketing management positions over the next 15 years. In 1996, Mr. Knight became General Manager of Nalco's European operating group serving the water management needs of manufacturers, including the food, beverage and pharmaceutical industries. In 1998, he was promoted to General Manager of Nalco's largest water treatment business unit and in 2000 he was promoted to Group Vice President and President of the company's Industrial Division. Mr. Knight also served as Group Vice President, Sales Force Optimization, focused on development of sales and sales management processes for Nalco's global sales force. Mr. Knight is a graduate of Miami University of Ohio, with a B.A. in Chemistry.

        JAMES W. STAVE, age 52, joined SDI in March 1991 as a research group leader. Subsequently, Dr. Stave was promoted to director of Research and Development. In October 1993, Dr. Stave was promoted to Vice President--Research and Development and Chief Technical Officer. Dr. Stave was elected Chief Science Officer in 2006. Prior to joining SDI, Dr. Stave worked for DuPont, Molecular Genetics, Inc. and the U.S. Department of Agriculture. Dr. Stave received his Ph.D. in Microbiology from the University of Maryland and his B.S. in Biology from Michigan Technological University.

        STANLEY FRONCZKOWSKI, age 55, joined the Company in January 2007 as Vice President - Finance, Chief Financial Officer and Corporate Secretary. Prior to joining SDI, Mr. Fronczkowski spent 29 years with Keystone Foods. He began his career with Keystone in 1978, rising to the position Vice President, International Finance in 1988, and over the next 10 years, supported Keystone's growth across multiple companies on four continents. In 1998, Mr. Fronczkowski became COO for Keystone Europe, Middle East and Africa with full responsibility for the operating results of this business group. Following Keystone's reorganization to Strategic Business Units in Europe and North America, Mr. Fronczkowski assumed his most recent assignment as Keystone's Vice President for Finance, Asia-Pacific. Mr. Fronczkowski is a graduate of the State University of New York at Cortland with a B.S in Political Science, the University of Delaware with a B.S. in Accounting, and Widener University with a M.S. in Finance and Taxation.

        ANTHONY J. SIMONETTA, age 59, joined the Company in January 2005 as Vice President--Finance, Chief Financial Officer and Corporate Secretary. Mr. Simonetta worked for 28 years with KPMG, ascending to the role of partner in the Philadelphia office. During his last three years with KPMG, Mr. Simonetta, a Certified Public Accountant, managed the Philadelphia business advisory practice group, consulting with numerous KPMG clients on business development tactics and strategies. Prior to this assignment, Mr. Simonetta was an audit partner, serving both public and private clients in the development and execution of financial audit plans. He left KPMG in 2002 and was consulting with non-KPMG clients on business development strategy and execution. Mr. Simonetta is a graduate of Hofstra University. Mr. Simonetta also serves as Chairman of the Board for The Center for Autistic Children in Philadelphia.

        RICHARD M. RUMBLE, age 48, joined SDI in December 2004 as Vice President of Marketing. Prior to joining SDI, Mr. Rumble spent 23 years in the Medical Device industry. He began his career in 1983 with 3M Canada, joining the company in the capacity of Professional Service Supervisor, Microbiology Products, Over the next 14 years Mr. Rumble progressed through a number of positions of increased responsibility in both domestic and international sales and marketing roles. In 1996 Mr. Rumble left 3M to assume the position of President and CEO, MediVators Corporation, a company dedicated to the development, manufacture and marketing of products used in the reprocessing of flexible endoscopes. Prior to Joining SDI, Mr. Rumble held the position of Vice President and General Manager, Healthcare Sterilization Products for STERIS Corporation the world leader in sterile processing systems. Mr. Rumble is a graduate of the University of Western Ontario with a B.Sc. in Biology and Immunology.

ITEM 11. EXECUTIVE COMPENSATION

        The applicable information set forth in the Company's Definitive Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The applicable information set forth in the Company's Definitive Proxy Statement is incorporated herein by reference.

EQUITY COMPENSATION

        The table below presents certain information concerning securities issuable in connection with equity compensation plans that have been approved by the Company's shareholders and that have not been approved by the Company's shareholders.

                                                      Number of                               Number of securities
                                                   securities to be                           remaining, available
                                                     issued upon         Weighted-average      for issuance under
                                                     exercise of         exercise price of     equity compensation
                                                     outstanding           outstanding           plans (excluding
                                                  options, warrants     options, warrants   securities reflected in
                                                      and rights            and rights              column a)
     Plan Category                                        (a)                  (b)                     (c)
-------------------------------------------------------------------------------------------------------------------
Equity compensation plan
    approved by security
    holders .....................................       1,169,729           $   3.84                       771,805

Equity compensation
    not approved by
    security holders ............................         300,000           $   4.00                             -
                                                 ----------------                                 ----------------

                              Total .............       1,469,729           $   3.87                       771,805
                                                 ================                                 ================

        The 300,000 shares underlying options granted under equity compensation not approved by security holders were granted in connection with the Company's hiring, on September 2, 2003, of its new President and Chief Executive Officer, Matthew H. Knight. The grant to Mr. Knight is a ten year non-qualified stock option grant at an exercise price of $4.00 per share, the closing market price on September 2, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The applicable information set forth in the Company's Definitive Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The applicable information set forth in the Company's Definitive Proxy Statement is incorporated herein by reference.

                                    PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


1.      FINANCIAL STATEMENTS

(a) See the Consolidated Financial Statements which begin on page F-1 of this Report

2.      FINANCIAL STATEMENT SCHEDULES

Financial statement schedules are omitted because they are either not required or not applicable or the required information is reflected in the financial statements or notes thereto.

3.      EXHIBITS

EXHIBIT
NUMBER                  DESCRIPTION                                                 REFERENCE
-------  ----------------------------------------------------------------------     ---------
2.1      Agreement and Plan of Merger among the Company, AZUR Acquisition Corp.
         and AZUR Environmental dated May 4, 2001                                     (1)

3.1      Fourth Amended and Restated Certificate of Incorporation of the Company      (2)

3.2      Certificate of Powers, Designations, Preferences and Rights of the
         Series C Convertible Preferred Stock of the Company filed with the
         Secretary of the State of Delaware on September 27, 2001                     (1)

3.3      Amended and Restated Bylaws of the Company                                   (2)

4.1      Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2      Forms of Warrants to Purchase Common Stock of the Company                    (2)

10.1     Stock Purchase Agreement among the Company and its outside directors
         and certain of their affiliates dated August 16, 2002                       (12)

10.2     Demand Registration Agreement among the Company and its outside
         directors and certain of their affiliates dated August 16, 2002             (12)

10.3     EnSys Environmental Products, Inc. 1993 Stock Incentive Plan*                (3)

10.4     Amended and Restated EnSys Environmental Products, Inc. 1995 Stock
         Incentive Plan*                                                              (4)

10.5     EnSys Environmental Products, Inc. 401(k) Plan Adoption Agreement            (3)


10.11    Agreement and Plan of Merger by and between EnSys and Strategic
         Diagnostics Inc. dated as of October 11, 1996                                (2)

10.15    Employment Agreement dated December 30, 1996 by and between Grover C.
         Wrenn and the Company*                                                       (7)

10.18    Industrial Lease dated October 26, 1993, by and between Tober & Agnew
         Properties, Inc. and Strategic Diagnostics Incorporated                      (6)

10.21    Lease agreement dated October 29, 1997 by and between Pencader
         Courtyard, L.P. and Strategic Diagnostics Inc.                               (7)

10.22    1998 Employee Stock Purchase Plan                                           (11)

10.27    Loan Agreement between the Company and PNC Bank, Delaware, dated May
         5, 2000                                                                     (10)

10.28    Line of Credit Note between the Company and PNC Bank, Delaware, dated
         May 5, 2000                                                                 (10)

10.29    Term Note between the Company and PNC Bank, Delaware, dated May 5, 2000     (10)

10.30    Employment Agreement dated September 2, 2003, by and between Matthew        (13)
         H. Knight and the Company*

10.31    Nonqualified Stock Option Agreement dated September 2, 2003, by and
         between Matthew H. Knight and the Company*                                  (13)


10.32    Restricted Stock Grant Agreement dated September 2, 2003, by and            (13)
         between Matthew H. Knight and the Company*

10.33    Employment Agreement dated January 1, 1997 by and between James W.          (14)
         Stave and the Company*

10.34    Exclusive Distribution and Supply Agreement, dated as of May 4, 2005,    (15) (16)
         by and between the Registrant and the DuPont Qualicon division of E.I. du Pont de Nemours

10.35    Strategic Diagnostics Inc. Change of Control Severance Agreement*           (17)

21.1     Subsidiaries of the Company

23.1     Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1     Certifications of the Chief Executive Officer of Strategic Diagnostics
         Inc. required by Rule 13a-14(a) under the Securities Exchange Act of
         1934

31.2     Certifications of the Chief Financial Officer of Strategic Diagnostics
         Inc. required by Rule 13a-14(a) under the Securities Exchange Act of
         1934

32.1 Certification of Matthew H. Knight pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2 Certification of Stanley Fronczkowski pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

--------------


(1) Incorporated by reference to the designated exhibit of the Company's 10-Q for the fiscal quarter ended September 30, 2001
(2) Incorporated by reference to the designated exhibit of the EnSys Registration Statement on Form S-4 (No. 333-17505) filed on December 9, 1996
(3) Incorporated by reference to the designated exhibit of the EnSys Registration Statement on Form S-1 (No. 33-68440) filed on September 3, 1993
(4) Incorporated by reference to Appendix F to the Joint Proxy Statement/Prospectus contained in the EnSys Registration Statement on Form S-4 (No. 333-17505) filed on December 9, 1996
(5) Incorporated by reference to the designated exhibit of the EnSys Form 10-K for the fiscal year ended December 31, 1994
(6) Incorporated by reference to the designated exhibit of the EnSys Form 10-Q for the fiscal quarter ended March 31, 1996
(7) Incorporated by reference to the designated exhibit of the Company's Form 10-K for the fiscal year ended December 31, 1996
(8) Incorporated by reference to the designated exhibit of the Company's Form 10-K for the fiscal year ended December 31, 1997
(9) Incorporated by reference to the identically numbered exhibit contained in the Company's Form 8-K filed on May 26, 1999
(10) Incorporated by reference to the identically numbered exhibit contained in the Company's Form 8-K filed on March 15, 1999
(11) Incorporated by reference to the designated exhibit of the Company's Registration Statement on Form S-8 (No. 333- 68107) filed on November 30, 1998
(12) Incorporated by reference to the designated exhibit of the Company's 10-Q for the fiscal quarter ended September 30, 2002
(13) Incorporated by reference to the designated exhibit of the Company's Form 10-Q for the fiscal quarter ended September 30, 2003.
(14) Incorporated by reference to the designated exhibit of the Company's Form 10-K for the fiscal year ended December 31, 2004
(15) Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
(16) Incorporated by reference to the designated exhibit of the Company's Form 10-Q for the fiscal quarter ended June 30, 2005, as amended.
(17) Incorporated by reference to the designated exhibit of the Company's Form 10-Q for the fiscal quarter ended September 30, 2005.

*       Management contract or compensatory plan.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Strategic Diagnostics Inc.:

        We have audited the accompanying consolidated balance sheets of Strategic Diagnostics Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Strategic Diagnostics Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment" effective January 1, 2006.


/s/ KPMG LLP
Philadelphia, Pennsylvania
April 2, 2007

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 DECEMBER 31,    December 31,
---------------------------------------------------------------------------------------------
                                                                     2006             2005
---------------------------------------------------------------------------------------------
 ASSETS
 Current Assets :
     Cash and cash equivalents                                      $ 10,892         $ 10,009
     Receivables, net                                                  3,678            3,242
     Inventories                                                       3,178            3,212
     Deferred tax asset                                                  831            1,048
     Other current assets                                                492              362
---------------------------------------------------------------------------------------------
        Total current assets                                          19,071           17,873
---------------------------------------------------------------------------------------------

 Property and equipment, net                                           4,058            3,884
 Other assets                                                              3                3
 Deferred tax asset                                                    8,484            8,101
 Intangible assets, net                                                6,337            6,800
---------------------------------------------------------------------------------------------
        Total assets                                                $ 37,953         $ 36,661
=============================================================================================

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities :
     Accounts payable                                               $    541         $    464
     Accrued expenses                                                  1,455            1,439
     Deferred revenue                                                    133              207
     Current portion of long term debt                                   211              211
---------------------------------------------------------------------------------------------
        Total current liabilities                                      2,340            2,321
---------------------------------------------------------------------------------------------

 Long-term debt                                                          351              562
---------------------------------------------------------------------------------------------

 Stockholders' Equity:
     Preferred stock, $.01 par value, 20,920,648 shares authorized,
        no shares issued or outstanding                                    -                -
     Common stock, $.01 par value, 35,000,000 shares authorized,
        20,192,402 and 19,916,635 issued and outstanding
        at December 31, 2006 and December 31, 2005, respectively         202              200
     Additional paid-in capital                                       38,605           37,936
     Accumulated deficit                                              (3,690)          (4,374)
     Cumulative translation adjustments                                  145               16
---------------------------------------------------------------------------------------------
        Total stockholders' equity                                    35,262           33,778
---------------------------------------------------------------------------------------------
        Total liabilities and stockholders' equity                  $ 37,953         $ 36,661
=============================================================================================

         The accompanying notes are an integral part of these statements

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              Year Ended December 31,
                                                 ---------------------------------------------
                                                      2006            2005             2004
                                                 ---------------------------------------------
Revenues:
      Revenues                                   $    25,522      $    24,845      $    23,705
                                                 ---------------------------------------------

Operating expenses:
      Manufacturing                                   11,721           11,416           10,779
      Research and development                         2,630            3,034            2,157
      Selling, general and administrative             10,591            9,722            9,211
                                                 ---------------------------------------------
      Total operating expenses                        24,942           24,172           22,147
                                                 ---------------------------------------------

Operating income                                         580              673            1,558

Interest income, net                                     386              207               53
                                                 ---------------------------------------------

Income before taxes                                      966              880            1,611

      Income tax expense                                 282              296              232
                                                 ---------------------------------------------

Net income                                       $       684      $       584      $     1,379
                                                 =============================================

Basic net income per share
applicable to common stockholders                $      0.03      $      0.03      $      0.07
                                                 =============================================

Shares used in computing basic net income
per share applicable to common stockholders       20,032,000       19,741,000       19,242,000
                                                 =============================================

Diluted net income per share
applicable to common stockholders                $      0.03      $      0.03      $      0.07
                                                 =============================================

Shares used in computing diluted net income
per share applicable to common stockholders       20,109,000       19,870,000       19,495,000
                                                 =============================================

        The accompanying notes are an integral part of these statements.

                                         STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                   AND COMPREHENSIVE INCOME
                                                        (IN THOUSANDS)

                                                        (in thousands)

                                                                 Additional                              Cumulative
                                         Preferred      Common    Paid-In   Accumulated    Deferred     Translation
                                           Stock        Stock     Capital     Deficit     Compensation   Adjustments   Total
----------------------------------------------------------------------------------------------------------------------------
Balance January 1,2004                        -          192       36,140      (6,337)       (192)         73         29,876
----------------------------------------------------------------------------------------------------------------------------

Comprehensive income:
     Net income                               -            -            -       1,379           -           -          1,379
     Currency translation adjustment          -            -            -           -           -          67             67
                                        ------------------------------------------------------------------------------------

Total comprehensive income                1,446

Exercises of stock options                    -            -          242           -           -           -            242
Employee stock purchase plan                  -            -           18           -           -           -             18
Issuance of restricted stock awards           -            2          150           -        (152)          -              -
Deferred compensation amortization            -            -            -           -         145           -            145
Tax benefit of stock option exercises         -            -           46           -           -           -             46
Tax benefit of restricted stock awards        -            -            -           -          (7)          -             (7)
----------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2004                     -          194       36,596      (4,958)       (206)        140         31,766
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
     Net income                               -            -            -         584           -           -            584
     Currency translation adjustment          -            -            -           -           -        (124)          (124)
                                        ------------------------------------------------------------------------------------
Total comprehensive income                  460

Exercises of stock options                    -            5        1,330           -           -           -          1,335
Employee stock purchase plan                  -            -           37           -           -           -             37
Issuance of restricted stock awards           -            1          213           -        (214)          -              -
Deferred compensation amortization            -            -            -           -         238           -            238
Tax benefit of stock option exercises         -            -           73           -           -           -             73
Tax benefit of restricted stock awards        -            -            -           -        (131)          -           (131)
----------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2005                $    -       $  200     $ 38,249    $ (4,374)     $ (313)     $   16       $ 33,778
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
     Net income                               -            -            -         684           -           -            684
     Currency translation adjustment          -            -            -           -           -         129            129
                                        ------------------------------------------------------------------------------------
Total comprehensive income                  813

Exercises of stock options                    -            2          387           -           -           -            389
Employee stock purchase plan                  -            -           30           -           -           -             30
Implementation of SFAS123R                    -            -         (313)          -         313           -              -
Deferred compensation amortization            -            -          273           -           -           -            273
Tax benefit of restricted stock awards        -            -          (21)          -           -           -            (21)

----------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2006                $    -       $  202     $ 38,605    $ (3,690)     $    -      $  145       $ 35,262
============================================================================================================================

                               The accompanying notes are an integral part of these statements.



                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       Twelve Months
                                                                     Ended December 31,
---------------------------------------------------------------------------------------------
                                                                2006       2005         2004
---------------------------------------------------------------------------------------------
 Cash Flows from Operating Activities :
 Net income                                                $    684     $    584     $  1,379
     Adjustments to reconcile net income to net
     cash provided by (used in) operating activities :
        Depreciation and amortization                         1,027          924          900
        Stock-based compensation expense                        277          243          152
        Deferred income taxes                                   124          296          278
        Loss on disposal of fixed assets                         42          210            -
 (Increase) decrease in :
     Receivables                                               (436)        (135)         271
     Inventories                                                 34            6          189
     Other current assets                                      (130)           5          135
     Other assets                                                26           (1)           1
 Increase (decrease) in :
     Accounts payable                                            77         (404)          80
     Accrued expenses                                            16          184           40
     Deferred revenue                                           (74)         207            -
---------------------------------------------------------------------------------------------
 Net cash provided by operating activities                    1,667        2,119        3,425
---------------------------------------------------------------------------------------------

 Cash Flows from Investing Activities :
     Purchase of property and equipment                      (1,023)      (1,217)        (453)
     Purchase of patent license                                (117)         (17)        (200)
     Proceeds from sale / disposal of assets                     29            -           49
---------------------------------------------------------------------------------------------
 Net cash used in investing activities                       (1,111)      (1,234)        (604)
---------------------------------------------------------------------------------------------

 Cash Flows from Financing Activities :
     Proceeds from exercise of stock options                    389        1,335          242
     Proceeds from employee stock purchase plan                  20           28           18
     Proceeds from  issuance of long and short term debt          -            -          551
     Repayments on financing obligations                       (211)        (211)        (761)
---------------------------------------------------------------------------------------------
 Net cash provided by financing activities                      198        1,152           50
---------------------------------------------------------------------------------------------

 Effect on exchange rate changes on cash                        129         (124)          67

 Net increase in Cash and Cash Equivalents                      883        1,913        2,938

 Cash and Cash Equivalents, Beginning of Year                10,009        8,096        5,158
---------------------------------------------------------------------------------------------

 Cash and Cash Equivalents, End of Year                    $ 10,892     $ 10,009     $  8,096
=============================================================================================

 Supplemental Cash Flow Disclosure :

     Cash paid (recieved) for taxes and tax refunds        $    (13)    $    (27)    $      6

     Cash paid for interest                                      48           48           50

         The accompanying notes are an integral part of these statements

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                DECEMBER 31, 2006
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CERTAIN BALANCE SHEET
        INFORMATION:

BUSINESS

        Strategic Diagnostics Inc. and its subsidiaries (the "Company") develops, manufactures and markets antibody products and analytical test kits for a broad range of food, water, agricultural, industrial, environmental and scientific applications.

BASIS OF PRESENTATION

        The historical financial statements presented herein include the consolidated financial statements of Strategic Diagnostics Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

ACCOUNTS RECEIVABLE

        As of December 31, 2006, 2005 and 2004, the allowance for doubtful accounts was $134, $117, and $186 respectively. If receivables become uncollectible, the Company's policy is to charge these write-offs against the allowance. The Company continually reviews the realizablity of its receivables and charges current period earnings for the amount deemed unrealizable. At December 31, 2006, 2005 and 2004 net accounts receivable were $3,678, $3,242, and $3,107 respectively.

        A summary of the activity in the allowance for doubtful accounts for the years ended December 31, 2006 and 2005 is as follows:

                                             2006         2005           2004
-------------------------------------------------------------------------------
Balance, January 1                        $    117     $      186      $    103
-------------------------------------------------------------------------------

Additions-charged to costs and expenses        108            (44)          140

Deductions-written off as uncollectable        (91)           (25)          (57)
-------------------------------------------------------------------------------

Balance, December 31                      $    134     $      117      $    186
===============================================================================

INVENTORIES

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

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31,2006
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

At December 31, inventories consisted of the following:

                                               2006          2005
    -------------------------------------------------------------------

    Raw materials                          $      1,221   $      1,181
    Work in progress                                653            498
    Finished goods                                1,304          1,533
    -------------------------------------------------------------------
    Net inventories                        $      3,178   $      3,212
    ===================================================================

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

        The Company enters into contracts related to the production of custom antibodies, which provide for the performance of defined tasks for a fixed price, with delivery of the product upon completion of production. The standard time to complete a project is typically longer than 30 days but less than 12 months and effort is expended over the life of the project. Revenues related to sales of custom antibody projects are recognized when a project's specifications have been met and/or the related materials have been shipped.

        Fees associated with products and services added on to a custom antibody project subsequent to delivery of the initial project are billed monthly and recognized as revenue as the services and other deliverables are provided.

STOCK-BASED COMPENSATION

        Under the Company's employee share option plans prior to 2006, the Company granted employees and outside directors stock options at an exercise price equal to the fair market value at the date of grant. Compensation expense with respect to stock awards granted was measured based upon the fair value of such awards at the date of grant and was amortized over the vesting period.

        The Company adopted SFAS 123(revised 2004), share-based payment ("SFAS 123(R)") using the modified prospective basis on January 1, 2006 in which compensation cost is recognized beginning January 1, 2006 for all stock-based awards granted on or after that date and for all awards granted to employees prior to January 1, 2006 that remain unvested on that date. SFAS 123(R)

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31,2006
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


requires compensation costs related to share-based payment transactions to be recognized in the financial statements at fair value.

        The following table illustrates the effect on net income (loss) and earnings (loss) per share if the fair value based method had been applied to all outstanding and unvested awards in each period.


                                                             Year
                                                       Ended December 31,
------------------------------------------------------------------------------
                                                   2005                2004
------------------------------------------------------------------------------

Net income (loss)                              $        584       $      1,379

   Add: Stock-based employee
   compensation expense included
   in reported net income net of
   related tax effects                                  160                125

   Deduct: Total stock-based
   employee compensation expense
   determined under fair value
   based method for all awards, net of
   related tax effects                               (1,350)              (559)
------------------------------------------------------------------------------

Pro forma net income (loss)                    $       (606)      $        945
==============================================================================

Earnings (loss) per share:

Basic - as reported                            $       0.03       $       0.07
==============================================================================

Basic--pro forma                               $      (0.03)      $       0.05
==============================================================================

Diluted - as reported                          $       0.03       $       0.07
==============================================================================

Diluted--pro forma                             $      (0.03)      $       0.05
==============================================================================

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

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31,2006
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


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

        Listed below are the basic and diluted share calculations for the years ended December 31, 2006, 2005 and 2004:

----------------------------------------------------------------------------------------------------
                                                          2006             2005             2004
----------------------------------------------------------------------------------------------------
Average common shares outstanding                      20,031,833       19,741,223        19,242,172

Shares used in computing basic net income
     per share                                         20,031,833       19,741,223        19,242,172
----------------------------------------------------------------------------------------------------

Dilutive effect of stock options                           76,855          127,733           252,620
----------------------------------------------------------------------------------------------------

Shares used in computing diluted net income
     per share                                         20,108,688       19,868,956        19,494,792
====================================================================================================

FOREIGN CURRENCY TRANSLATION

        The functional currency for the Company's United Kingdom branch operation is the British pound. Assets and liabilities related to this foreign operation are translated at the current exchange rates at the end of each period. The resulting translation adjustments are accumulated as a separate component of stockholders' equity. Revenues and expenses are translated at average exchange rates in effect during the period with foreign currency transaction gains and losses, if any, included in results of operations.

COMPREHENSIVE INCOME

        Comprehensive income (loss) is comprised of net income (loss) and currency translation adjustments and is presented in the consolidated statements of changes in stockholders' equity.

USE OF ESTIMATES

        The preparation of the consolidated financial statements requires the management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. These estimates include those made in connection with assessing the valuation of accounts receivable, inventories, deferred tax assets and long-lived assets. Actual results could differ from those estimates.

STATEMENTS OF CASH FLOWS

        The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31,2006
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


NEW ACCOUNTING PRONOUNCEMENTS

        In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for 2006. The application of SAB 108 had no impact on the Company's 2006 Consolidated Financial Statements.

        In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements." SFAS No. 157 provides guidance for using fair value to measure assets and liabilities and is intended to respond to investors' requests for expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on income. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. SFAS No. 157 also requires expanded disclosure of the effect on income for items measured using unobservable data, establishes a fair value hierarchy that prioritizes the information used to develop those assumptions and requires separate disclosure by level within the fair value hierarchy. The provisions of SFAS No. 157 are effective for interim financial statements issued for fiscal years beginning after November 15, 2007, or the Company's fiscal 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 on the Consolidated Financial Statements.


        In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is at least more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect adoption of "FIN 48" will have on the Consolidated Financial Statements of the Company.

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31,2006
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


2.      PROPERTY AND EQUIPMENT:

        As of December 31, property and equipment consisted of the following:

                                                            2006        2005
-------------------------------------------------------------------------------
Equipment                                                $   4,841   $    4,233
Building improvements                                        3,039        3,036
Furniture and fixtures                                          95          103
Land                                                         1,129        1,129
Leasehold improvements                                         750          876
-------------------------------------------------------------------------------
Total property and equipment                                 9,854        9,377

Less - accumulated depreciation and amortization            (5,796)      (5,493)
-------------------------------------------------------------------------------
Net property and equipment                               $   4,058   $    3,884
===============================================================================


        Depreciation expense was $793, $710 and $735 in 2006, 2005 and 2004, respectively.

3.      INTANGIBLE ASSETS:

        As of December 31, intangible assets consisted of the following:

                                           2006             2005         Lives
   ----------------------------------------------------------------------------
   Goodwill                             $ 4,822          $ 5,168          N/A
   Other                                  3,134            3,017          2-20
   Less - accumulated amortization       (1,619)          (1,385)
   ----------------------------------------------------------------------------
   Net intangible assets                $ 6,337          $ 6,800
   ============================================================================


        The Company's goodwill principally relates to the 1999 acquisitions of HTI BioProducts, Inc. and Atlantic Antibodies, whose products are a component of the antibody product group, and the 2001 acquisition of Azur Environmental, whose products are a component of the water quality product group. The reduction in goodwill between the periods is due to the utilization of foreign tax benefits from the 2001 acquisition of Azur Environmental. The Company continues to sell the products acquired through these acquisitions at substantial margins.

        The other intangible assets principally relate to intellectual and property rights acquired from MCI. The technology acquired from MCI primarily relates to proprietary growth media used by the Company in conjunction with the Company's E. COLI and SALMONELLA test kits, and also technology used in the Company's ruminant feed test kit. The Company launched sales of these products during the year ended December 31, 2003 and expects continued launches of new products in the future based upon this intellectual property.

        A director of the Company was majority shareholder of MCI and MCI continues to receive royalties from the Company. Royalties paid in 2006, 2005 and 2004 were $210, $172 and $131 respectively.

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31,2006
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

        Amortization of these intangible assets is on a straight line basis over their useful lives and was $234, $214 and $165 in 2006, 2005 and 2004, respectively. The following table is a schedule of the expected amortization expense in each of the next five years:

Year                                 Amount
---------------------------------------------
2007                                 $    240
2008                                      237
2009                                      156
2010                                      119
2011                                      119

4.      ACCRUED EXPENSES:

        As of December 31, accrued expenses consisted of the following:

                                                       2006            2005
--------------------------------------------------------------------------------
Royalties                                             $  202           $  167
Compensation                                             583              552
Professional fees                                        204              420
Purchases                                                305              146
Other                                                    161              154
--------------------------------------------------------------------------------
Total accrued expenses                                $1,455           $1,439
================================================================================

5.      LONG-TERM DEBT:

        On May 5, 2000, the Company entered into a financing agreement with a commercial bank. This agreement provides for up to a $5,000 revolving line of credit, none of which was outstanding and approximately $3,029 of which was available at December 31, 2006, based on eligible assets. The revolving line of credit bears a variable interest rate of between 1.75% and 2.75% over LIBOR depending upon the ratio of the Company's funded debt to EBITDA, and is subject to a borrowing base determined by the Company's eligible accounts receivable. The Company's annual effective rate of interest on this line of credit, taking into account the variable interest rate and LIBOR, was approximately 7.07% at December 31, 2006.

        On December 13, 2001, the Company entered into an agreement with a commercial bank to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $1,500 in financing, $562 of which was outstanding at December 31, 2006, and is repayable over seven years, with principal payments that began on October 1, 2002. The loan bears a variable interest rate of between 2% and 3% over LIBOR depending upon the ratio of the Company's funded debt to EBITDA, as defined. Payments are due monthly, with equal amortization of principal payments plus interest. The Company's annual effective rate of interest on this loan at December 31, 2006, was approximately 7.32%. Under the terms of this financing, the Company is required to meet certain quarterly financial covenants that include a ratio of EBITDA to current maturities of debt plus interest and cash paid for taxes greater than 1.50 and a ratio of funded debt to EBITDA not to exceed 3.25. At December 31, 2006, the Company met all of its financial covenants with respect to this indebtedness.

        As of December 31, 2006, the outstanding balance on all of the Company's commercial bank debt was $562. This indebtedness is secured by substantially all of the Company's assets.

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31,2006
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

        The following table is a schedule of the principal payments required under the Company's long-term indebtedness:

2007                                                                    211
2008                                                                    211
2009                                                                    140
---------------------------------------------------------------------------
                                                                        562
Less - current portion of long-term debt obligations                   (211)
---------------------------------------------------------------------------

Long-term debt                                                    $     351
===========================================================================

        Interest expense was $48, $47 and $50 in 2006, 2005 and 2004, respectively.



6.      STOCK OPTIONS AND AWARD PLANS:

        Under various plans, executives, key employees and outside directors receive awards of options to purchase common stock. The Company has a stock option plan (the "2000 Plan") which authorizes the granting of incentive and nonqualified stock options. Incentive stock options are granted at not less than 100% of fair market value at the date of grant (110% for stockholders owning more than 10% of the Company's common stock). Nonqualified stock options are granted at not less than 85% of fair market value at the date of grant. A maximum of 4,000,000 shares of common stock are issuable under the 2000 Plan. Certain additional options have been granted outside the 2000 Plan. These options generally follow the provisions of the 2000 Plan. The Company issues New Shares to satisfy option excercises and the vesting of restricted stock units.

        On December 27, 2005, the Board of Directors of the Company approved the accelerated vesting, effective as of December 31, 2005, of all unvested stock options granted to employees and non-employee directors from 2002 through 2005 under the Company's 2000 Stock Incentive Plan, as well as options granted to the Company's Chief Executive Officer under his original employment agreement. The acceleration of vesting of these options reduced non-cash compensation expense that would have been recorded in the Company's income statement in 2006 and future periods due to the adoption of Financial Accounting Standards Board Statement 123(R) in January 2006.

        As a result of the acceleration, options to purchase approximately 381,000 shares of the Company's common stock (which represented 23% of the Company's outstanding stock options) became exercisable on December 31, 2005. The accelerated options ranged in exercise price from $2.51 to $4.12 per share and the weighted average exercise price of the accelerated options was $3.41 per share. Of the 381,000 shares that became exercisable, approximately 199,000 of these shares were "in the money" as of December 27, 2005, meaning that the exercise price was at or below the price of the Company's common stock on that date. The weighted average exercise price of the "in the money" shares on that date was $3.02. The options subject to acceleration included options to purchase approximately 222,000 shares held in the aggregate by executive officers and approximately 48,000 shares held in the aggregate by non-employee directors of the Company. Of these 270,000 shares, approximately 147,000 were "in the money" as of December 27, 2005. The grant date fair value of the unvested portion of accelerated options at December 31, 2005 totaled $975,000 and would have been recognized as compensation expense in accordance with SFAS 123(R) in future years as follows: $682,000 in 2006, $228,000 in 2007 and $65,000 in 2008.

        Share-based compensation expense recorded in 2006 is summarized as follows:

                                                    For the year ended
                                                    December 31, 2006
--------------------------------------------------------------------------------

              Stock options                              $ 78
              Restricted Stock Units                      199
--------------------------------------------------------------------------------

Total share-based compensation expense                   $277

        The deferred income tax benefit related to share-based compensation expense for the year ended December 31, 2006 was $105. Share-based compensation expense is a component of selling, general and administrative expense, and is recorded as a non-cash expense in the operating activities section of the consolidated statement of cash flows.

        Information with respect to the stock options granted under the 2000 Plan and options granted separately from the 2000 Plan is summarized as follows:

                                                                                 Weighted           Aggregate
                                        Number                               Average Remaining      Instrinsic
                                       of Shares           Price Range       Contractual term         Value
----------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003             2,212,398          $ 0.19 - $ 7.63
-------------------------------------------------------------------------

Granted                                  198,000          $ 2.61 - $ 4.12
Cancelled / forfeited                   (129,139)         $ 0.64 - $ 7.63
Exercised                               (182,032)         $ 0.19 - $ 3.46
-------------------------------------------------------------------------

Balance, December 31, 2004             2,099,227          $ 0.19 - $ 6.94
-------------------------------------------------------------------------

Granted                                  166,500          $ 2.51 - $ 3.35
Cancelled / forefeited                  (105,067)         $ 3.05 - $ 4.69
Exercised                               (500,160)         $ 0.19 - $ 3.65
-------------------------------------------------------------------------

Balance, December 31, 2005             1,660,500          $ 1.88 - $ 6.94
-------------------------------------------------------------------------
Granted                                  100,895          $ 3.80 - $ 4.00
Cancelled / forfeited                   (109,666)         $ 2.51 - $ 4.08
Exercised                               (182,000)         $ 1.88 - $ 2.65
-----------------------------------------------------------------------------------------------------------

Balance, December 31, 2006             1,469,729          $ 1.88 - $ 6.94         5.9 years         $ (139)
===========================================================================================================

Vested and excercisable at
December 31, 2006                      1,387,462          $ 1.88 - $ 6.94         5.3 years         $ (129)
===========================================================================================================

Expected to vest as of
December 31, 2006                      1,469,729          $ 1.88 - $ 6.94         5.9 years         $ (139)
===========================================================================================================

        As of December 31, 2006, options covering 1,387,462 shares were exercisable with a weighted average exercise price of $3.87 per share, and 771,805 shares were available for future grant under the 2000 Plan.

        For options granted in 2006, the Company recognized as compensation expense, the fair value of the option granted, amortized over the vesting period of the options. As of December 31, 2006 there was $178 of unrecognized compensation expense related to non-vested stock options that is expected to be recognized over a weighted average period of 2.4 years.

        The total aggregate intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $272, $282 and $229
respectively. Cash received from the exercises during the years ended December 31, 2006, 2005 and 2004 was $389, $1,335 and $242 and are included within the financing activity section of the consolidated statements of cash flows.

        The following table provides additional information about the Company's stock options outstanding at December 31, 2006:

                                       Options Outstanding                                Options Exercisable
                            ------------------------------------------------------  ----------------------------------
                                                       Weighted Average
                                              ------------------------------------                      Wtd. Average
        Range of               Number of            Remaining           Exercise        Number of         Exercise
     Exercise Prices            Shares           Contractual Life         Price           Shares            Price
--------------------------  ----------------  ----------------------   -----------  ----------------  ----------------
     $ 1.88  -  $ 2.65           112,334             4.5  Years            $ 2.26           112,334            $ 2.26
     $ 2.88  -  $ 4.69         1,206,145             6.2  Years            $ 3.73         1,123,878            $ 3.72
     $ 5.17  -  $ 6.94           151,250             4.5  Years            $ 6.23           151,250            $ 6.23
                            ----------------                                        ----------------
     $ 1.88  -  $ 6.94         1,469,729             5.9  Years            $ 3.87         1,387,462            $ 3.87
==========================  ================  ======================   ===========  ================  ================

        The weighted average fair value at the date of grant for options granted during 2006, 2005 and 2004 is estimated at $2.50, $2.09 and $2.51 per share, respectively, using the Black-Scholes pricing model. The assumptions used in the Black-Scholes model are as follows: dividend yield of 0%, expected volatility of 69% in 2006, 85% in 2005 and 88% in 2004, risk-free interest rate of 4.57% in 2006, 3.93% in 2005 and 3.44% in 2004, and an expected option life of 6 years in 2006, and 5 years in 2005 and in 2004.

        The Company grants restricted stock units (RSU), which is the right to receive shares. The fair value of RSU's is based on the market price for the stock at the date of grant. RSU's generally vest over periods of two to five years. The cost of the grant is charged to operations over the vesting period.

        The following table summarizes the changes in non-vested restricted stock units for the three year period ending December 31, 2006:

                                                 Weighted Average
                                                    Grant Date      Aggregate
                                         Shares     Fair Value   Intrinsic Value
--------------------------------------------------------------------------------


Non-vested RSU's at December 31, 2003     88,384       $   4.11
===============================================================

Granted                                   46,116       $   3.30
Vested                                   (34,500)      $   3.77
---------------------------------------------------------------

Non-vested RSU's at December 31, 2004    100,000       $   3.55
===============================================================

Granted                                   77,296       $   3.35
Vested                                   (56,856)      $   3.73
Cancelled / forfeited                    (11,430)      $   3.94
---------------------------------------------------------------

Non-vested RSU's at December 31, 2005    109,010       $   3.55
===============================================================

Granted                                   53,535       $   3.87
Vested                                   (51,989)      $   3.92
Cancelled / forfeited                    (25,334)      $   3.06
--------------------------------------------------------------------------------

Non-vested RSU's at December 31, 2006     85,222       $   3.71     $    316
================================================================================

        The Company recorded compensation expense of $199, $237 and $145 for the year ended December 31, 2006, 2005 and 2004 for RSU's. This expense is a component of selling, general and administrative expenses, and is recorded as a non-cash expense in the operating activities section of the consolidated statement of cash flows.. As of December 31, 2006, all of the above non-vested RSU's are expected to vest and there is approximately $243 of unrecognized compensation expense related to non-vested RSU's that are expected to vest over a weighted average of 2.3 years.

7.      SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION:

        Financial Accounting Standards Board Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131") requires that companies report separately in the financial statements certain financial and descriptive information about operating segments profit or loss, certain specific revenue and expense items and segment assets. Additionally, companies are required to report information about the revenue derived from their products and service groups, about geographic areas in which the Company earns revenue and holds assets, and about major customers.

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31,2006
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

GEOGRAPHIC:

        The following table sets forth revenues by geographic region:

                                         Twelve Months
                                       Ended December 31,
--------------------------------------------------------------------
                             2006            2005           2004
--------------------------------------------------------------------

United States              $19,498          $18,368          $16,852
Rest of the world            6,024            6,477            6,853
--------------------------------------------------------------------
Total                      $25,522          $24,845          $23,705
====================================================================


        The Company's basis for identifying sales by country is the ship-to location. There were no individual countries outside of the United States that represented more than 10% of the total revenues of the Company. There are no significant long-lived assets located outside the United States.

PRODUCTS AND SERVICES:

        The following table sets out revenues by product category.

                                    Year Ended
                                    December 31,
----------------------------------------------------------------
                         2006            2005           2004
----------------------------------------------------------------
Water quality          $ 5,203          $ 5,139          $ 5,911
Food safety              9,215            8,981            7,634
Antibody                11,104           10,725           10,160
----------------------------------------------------------------

Net revenues           $25,522          $24,845          $23,705
================================================================

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31,2006
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


8.      COMMITMENTS AND CONTINGENCIES:

        The Company leases its office and manufacturing facilities and other equipment under operating leases. Rent expense for the years ended December 31, 2006, 2005 and 2004, was $738, $710 and $691, respectively. Future commitments under non-cancelable leases at December 31 are as follows:

    2007                                       $ 654
    2008                                          66
    2009                                          48
    2010                                          38
    2011                                          19
    2012 and thereafter                            -
    ------------------------------------------------
                                               $ 825
    ================================================


        The Company's subsidiary, AZUR Environmental Limited, is the lessee for two real property leases located in the United Kingdom. In 2001, the landlord of the two properties gave AZUR Environmental Limited its consent to allow AZUR to assign the lease and its related obligations to a third party. As inducement to the landlord to grant the assignment, AZUR was required to guarantee performance under the original lease terms if the third party fails to perform. Both lease terms expire in November 2016 and provide for annual principal rent payments of approximately $300 in the aggregate. The Company believes that based on its assessment of the current financial strength of the third party, no liability is required to be recorded with regard to the guarantee or lease obligation, and no amounts have been included in the non-cancelable lease table above.

        The Company is subject to various claims arising in the ordinary course of business. Although the ultimate outcome of these matters is presently not determinable, management does not believe that the outcome of these matters will have a material adverse effect on the Company's financial position or results of operations.

9.      RETIREMENT SAVINGS PLAN:

        The Company maintains a retirement savings plan qualified under Section 401(k) of the Internal Revenue Code. The plan allows for eligible employees to contribute a portion of their gross wages to the plan. The Company matches employees' contributions on a 50% basis up to 6% of gross wages. In 2006, 2005 and 2004, the Company recognized expense of $153, $153 and $136, respectively, associated with this plan.

10.     INCOME TAXES:

        The components of income before tax expense as of December 31 are as follows:


                             2006           2005           2004
                          ---------------------------------------

United States              $  790          $  719          $1,236
Rest of the world             176             161             375
                          ---------------------------------------
Total                         966             880           1,611
                          ---------------------------------------

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31,2006
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


        The income tax expense (benefit) consists of the following:

                                          2006           2005           2004
----------------------------------------------------------------------------

Federal           current               $   56         $   -          $  (69)
                  deferred                  82           179             468
----------------------------------------------------------------------------
                                           138           179             399
----------------------------------------------------------------------------
State             current                   90            18              23
                  deferred                   1            99             (90)
----------------------------------------------------------------------------
                                            91           117             (67)
----------------------------------------------------------------------------
Foreign           current                   53             -               -
                  deferred                   -             -            (100)
----------------------------------------------------------------------------
                                            53             -            (100)
----------------------------------------------------------------------------
Total                                   $  282         $ 296          $  232
============================================================================


        The following table summarizes the significant differences between the U.S. Federal statutory rate and the Company's effective tax rate for financial statement purposes:

                                            2006         2005         2004
----------------------------------------------------------------------------

Statutory tax rate                          34.0%        34.0%        34.0%
State taxes, net of U.S. Federal benefit     6.2%         8.8%        (2.8%)
Foreign NOL not previously recorded          0.0%        (5.5%)      (14.3%)
Research and development credits           (14.6%)      (11.0%)       (5.1%)
Other, net                                   3.6%         7.3%         2.6%
----------------------------------------------------------------------------

Total                                       29.2%        33.6%        14.4%
============================================================================


        Significant components of the Company's deferred tax assets as of December 31 are as follows:

                                                      2006             2005
-----------------------------------------------------------------------------

 Net operating loss carryforwards                 $  7,501           $  9,213
 Credit carryforwards                                  848                556
 Amortization and depreciation                       2,531              1,217
 Deferred compensation                                  34                 41
 Non-deductible reserves                                35                 33
 Inventory costs not currently deductible              178                258
-----------------------------------------------------------------------------

 Total deferred tax assets                          11,127             11,318
 Valuation allowance                                (1,812)            (2,169)
-----------------------------------------------------------------------------

 Net deferred tax assets                          $  9,315           $  9,149
=============================================================================

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31,2006
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


        At December 31, 2006, management concluded that no valuation allowance is necessary for federal deferred tax assets after considering the positive and negative evidence. In making this determination, the Company considered the following positive factors:

        o positive net income before taxes in each of the last three years;

        o income before taxes of $1.2 million for the six month period ending December 31, 2006;

        o cumulative income before taxes of $3.5 million over the three years ended December 31, 2006;

        o use of annual election to capitalize research and experimentation expenses under IRS code 59(e), which will then be amortized over a ten year period;

        o       past and anticipated new product launches; and

        o The operating efficiencies gained and to be gained from automating labor intensive manufacturing processes and improvements to supply chain management.

The Company also considered the following negative factors:

        o       the 2006 income before taxes was lower than 2006 expectations;
                and

        o federal net operating loss carry forwards begin to expire in 2009.

        At December 31, 2006, management has concluded that a full valuation allowance is necessary for deferred tax assets in certain state jurisdictions. For the state jurisdictions, management has considered the same positive and negative evidence as utilized for the federal deferred tax assets described above. The Company has also considered the substantial reduction of its presence in North Carolina and Pennsylvania since the time when the net operating losses were incurred in those jurisdictions as additional negative evidence.

        At December 31, 2006, the Company had approximately $6.3 million of net operating loss carryforwards for tax purposes related to foreign operations in the United Kingdom ("UK"). Management considered positive and negative indicators in concluding that a substantial valuation allowance of $1.8 million was necessary for the foreign deferred tax assets of $1.9 million. The positive indicators included the contribution to income before taxes by the foreign operations in the UK for 2006 and 2005, and the expected income before taxes in the UK for 2007. The negative indicators include a history of substantial net operating losses in the UK, the lack of income before taxes until 2004 and limitations with regard to estimating income in the UK beyond 2007 resulting from the rebuilding and expansion of the UK distributor network.

        The net operating loss carryforwards differ from the accumulated deficit, principally due to differences in the timing of recognition of certain research and development expenses, depreciation and amortization, other non-deductible reserves and limitations under federal and state tax regulations for acquired net operating loss carryforwards.

        As of December 31, 2006, the Company had Federal net operating loss carryforwards, including those acquired, of approximately $15.4 million, which begin to expire as follows:

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31,2006
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                  Amount of NOL
Year                              (in thousands)
------------------------------------------------

2009                                    $  3,132
2010                                       5,109
2017                                         760
2018                                       1,327
2019                                         550
2020                                         121
2021                                         135
2022                                       2,345
2024                                       1,880
------------------------------------------------
 Total                                  $ 15,359
================================================


        Based on the best information available to the Company today, the Company expects to have sufficient future taxable income to utilize such NOLs prior to the expiration of the net operating loss carry forwards.

        Of the total net operating loss carryforward, $10,998 is subject to federal tax regulations concerning limitations as to utilization of net operating loss carryforwards since a cumulative change in ownership of more than 50% has occurred within a three year period with respect to those net operating loss carryforwards. The Company does not expect net operating loss carryforwards to expire unused.

                   STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31,2006
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


11. QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                         Three Months Ended,
----------------------------------------------------------------------------------------------
                                      March 31         June 30      September 30   December 31
----------------------------------------------------------------------------------------------
                                                    (In thousands except per share data)
2006
Revenues                                 $ 6,268        $ 5,640         $ 6,624        $ 6,990
Gross profit (1)                           3,328          2,912           3,659          3,902
Net income (loss)                             92           (231)            332            491
Basic earnings (loss) per share                -          (0.01)           0.02           0.02
Diluted earnings (loss) per share              -          (0.01)           0.02           0.02

2005
Revenues                                 $ 6,677        $ 6,178         $ 6,094        $ 5,896
Gross profit (1)                           3,860          3,280           3,332          2,957
Net income (loss)                            419            138             319           (292)
Basic earnings (loss) per share             0.02           0.01            0.02          (0.01)
Diluted earnings (loss) per share           0.02           0.01            0.02          (0.01)

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


                                 STRATEGIC DIAGNOSTICS INC.


Date:       April 2, 2007        /s/ Matthew H. Knight
                                 -----------------------------------------------
                                 Matthew H. Knight
                                 President, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:       April 2, 2007        /s/ Grover C. Wrenn
                                 -----------------------------------------------
                                 Grover C. Wrenn
                                 Chairman of the Board of Directors

Date:       April 2, 2007        /s/ Matthew H. Knight
                                 -----------------------------------------------
                                 Matthew H. Knight
                                 President, Chief Executive Officer and Director
                                 (Principal Executive Officer)

Date:       April 2, 2007        /s/ Stanley Fronczkowski
                                 -----------------------------------------------
                                 Stanley Fronczkowski
                                 Vice President - Finance and Chief Financial
                                 Officer (Principal Financial and Accounting
                                 Officer)

Date:       April 2, 2007        /s/ Morton Collins
                                 -----------------------------------------------
                                 Morton Collins
                                 Director

Date:       April 2, 2007        /s/ Richard J. Defieux
                                 -----------------------------------------------
                                 Richard J. Defieux
                                 Director

Date:       April 2, 2007        /s/ Herbert Lotman
                                 -----------------------------------------------
                                 Herbert Lotman
                                 Director

Date:       April 2, 2007        /s/ Clifford L. Spiro
                                 -----------------------------------------------
                                 Clifford L. Spiro
                                 Director

Date:       April 2, 2007        /s/ Stephen L. Waechter
                                 -----------------------------------------------
                                 Stephen L. Waechter
                                 Director