Form 10-Q
period 2007-03-31
STRATEGIC DIAGNOSTICS INC/DE/
filed 2007-05-14
CIK 911649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Yes: ☒                              No: ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “large accelerated filer and accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes: ☐                                No: ☒

As of March 31, 2007 there were 20,289,779 outstanding shares of the Registrant’s common stock, par value $.01 per share.

STRATEGIC DIAGNOSTICS INC.

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRATEGC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current Assets :
Cash and cash equivalents	$10,299	$10,892
Receivables, net	3,836	3,678
Inventories	3,728	3,178
Deferred tax asset	993	831
Other current assets	1,128	492
Total current assets	19,984	19,071

Property and equipment, net	4,186	4,058
Other assets	28	3
Deferred tax asset	8,048	8,484
Intangible assets, net	6,276	6,337
Total assets	$38,522	$37,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities :
Accounts payable	$563	$541
Accrued expenses	1,126	1,455
Deferred revenue	154	133
Current portion of long term debt	211	211
Total current liabilities	2,054	2,340

Long-term debt	298	351
Non-current taxes payable	82	—
Total non-current liabilities	380	351

Stockholders’ Equity:
Preferred stock, $.01 par value, 20,920,648 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 35,000,000 shares authorized, 20,289,779 and 20,192,402 issued and outstanding at March 31, 2007 and December 31, 2006, respectively	203	202
Additional paid-in capital	38,991	38,605
Accumulated deficit	(3,200)	(3,690)
Cumulative translation adjustments	94	145
Total stockholders’ equity	36,088	35,262
Total liabilities and stockholders’ equity	$38,522	$37,953

The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months
	Ended March 31,
	2007	2006

Revenues	$6,647	$6,268

Operating Expenses:
Manufacturing	2,577	2,940
Research and development	697	697
Selling, general and administrative	2,662	2,563
Total operating expenses	5,936	6,200

Operating income	711	68

Interest income, net	110	83

Income before taxes	821	151

Income tax expense	331	59

Net income	490	92

Basic net income per share	$0.02	$0.005

Shares used in computing basic net income per share	20,209,000	19,960,000

Diluted net income per share	$0.02	$0.005

Shares used in computing diluted net income per share	20,319,000	20,113,000

The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months
	Ended March 31,
	2007	2006

Cash Flows from Operating Activities :
Net income	$490	$92
Adjustments to reconcile net income to net cash used in operating activities :
Depreciation and amortization	297	248
Share-based compensation	82	66
Deferred income tax provision	273	59
(Increase) decrease in :
Receivables	(158)	(222)
Inventories	(550)	257
Other current assets	(636)	(600)
Other assets	(25)	—
Increase (decrease) in :
Accounts payable	22	(9)
Accrued expenses	(329)	(386)
Deferred Revenue	21	(21)
Non-current taxes payable	82	—
Net cash used in operating activities	(431)	(516)

Cash Flows from Investing Activities :
Purchase of property and equipment	(366)	(80)

Net cash used in investing activities	(366)	(80)

Cash Flows from Financing Activities :
Proceeds from exercise of incentive stock options	302	12
Proceeds from employee stock purchase plan	6	7
Repayments on financing obligations	(53)	(53)

Net cash provided by (used in) financing activities	255	(34)

Effect of exchange rate changes on cash	(51)	10

Net decrease in Cash and Cash Equivalents	(593)	(620)

Cash and Cash Equivalents, Beginning of Period	10,892	10,009

Cash and Cash Equivalents, End of Period	$10,299	$9,389

Supplemental Cash Flow Disclosure :

Cash paid for taxes	53	7

Cash paid for interest	10	12

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

Basis of Presentation and Interim Financial Statements

The accompanying unaudited consolidated interim financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. In the opinion of management, the accompanying consolidated financial statements include all adjustments (all of which are of a normal recurring nature) necessary for a fair presentation of the results of operations.

Revenue Recognition

Revenues composed of sales of immunoassay-based test kits and certain antibodies and immunochemical reagents are recognized upon the shipment of the product and transfer of title, or when related services are provided. Revenues associated with such products or services are recognized when persuasive evidence of an order exists, shipment of product has occurred or services have been provided, the price is fixed and determinable and collectibility is probable. Management is required to make judgments based on actual experience about whether or not collectibility is reasonably assured.

The Company enters into contracts related to the production of custom antibodies, which provide for the performance of defined tasks for a fixed price, with delivery of the product upon completion of production. The standard time to complete a project is typically longer than 30 days but less than 12 months, and effort is expended over the life of the project. Revenues related to sales of custom antibody projects are recognized when a project’s specifications have been met and the related materials have been shipped.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No.{157} “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 provides guidance for using fair value to measure assets and liabilities and is intended to respond to investors’ requests for expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on income. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value to any new circumstances. SFAS No. 157 also requires expanded disclosure of the effect on income for items measured using unobservable data, establishes a fair value hierarchy that prioritizes the information used to develop those assumptions and requires separate disclosure by level within the fair value hierarchy. The provisions of SFAS No. 157 are effective for interim financial statements issued for fiscal years beginning after November 15, 2007, in the case of the Company, fiscal 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 on the Consolidated Financial Statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109” (“FIN 48”).  This statement clarifies the criteria an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements.  FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements.  Effective January 1, 2007, the Company has adopted the provisions of FIN 48 and there was no material effect on the financial statements.  As a result, there was no cumulative effect related to adopting FIN 48.

As of January 1, 2007, the Company has provided a liability for approximately $362,000 of unrecognized tax benefits, of which $326,000 would impact the Company’s effective tax rate, if recognized.  There were no material adjustments for the unrecognized income tax benefits in the first quarter of 2007, and the Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next twelve months.

The Company is subject to U.S. Federal and United Kingdom income tax, as well as income taxes of multiple state jurisdictions.  The Company has been informed by the Internal Revenue Service that its 2005 income tax return will be examined.  An estimate of possible change to the unrecognized tax benefit as a result of this examination cannot be made at this time.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  Upon adoption of FIN 48, the Company had no interest or penalties accrued related to uncertain tax positions, due to available net operating loss carryforwards.

For federal purposes, post 1992 tax years remain open to examination as a result of earlier net operating losses being utilized in recent years.  For state purposes, the statute of limitations remains open in a similar manner for states that have generated net operating losses.

Comprehensive Income

Comprehensive income consists of the following for each period:

	Three Months Ended
	March 31,
	2007	2006

Net income	$490	$92

Currency translation adjustment	(51)	10

Total comprehensive income	$439	$102

2.                                      BASIC AND DILUTED INCOME PER SHARE

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

	Three Months Ended
	March 31,
	2007	2006

Weighted avg. common shares outstanding	20,208,666	19,960,431

Shares used in computing basic net income per share	20,208,666	19,960,431

Stock options	110,426	153,005

Shares used in computing diluted net income per share	20,319,092	20,113,436

3.                                      SHARE-BASED COMPENSATION

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

Certain additional options have been granted outside the 2000 Plan. These options generally follow the provisions of the 2000 Plan.  The Company issues new shares to satisfy option exercises, the vesting of restricted stock units and shares purchased under the ESPP.

Share-based compensation expense recorded in the three month period ended March 31, 2007 and 2006 is summarized as follows:

	Three Months Ended
	March 31,
	2007	2006

Stock options	$36	$—
Employee stock purchase plan	3	1
Restricted stock units	43	65

Total share-based compensation expense	$82	$66

The deferred income tax benefit related to share-based compensation expense for the quarters ended March 31, 2007 and 2006 was $18 and $26 respectively.  Share-based compensation expense is a component of selling, general and administrative expense, and is recorded as a non-cash expense in the operating activities section of the Company’s Consolidated Statement of Cash Flows.

The intrinsic value of options exercised during the three month period ended March 31, 2007 and 2006 was $179 and $9, respectively.  Proceeds received from the exercise of stock options and from employee payments into the ESPP totaled $302 and $6, respectively, in the three month period ended March 31, 2007 and $12 and $7, respectively, in three month period ended March 31, 2006. These amounts are recorded in the cash flows from financing activities section of the Company’s Consolidated Statement of Cash Flows.

Information with respect to the activity of outstanding stock options granted under the 2000 Plan and options granted separately from the 2000 Plan for the three months ended March 31, 2007 is summarized as follows:

			Weighted	Aggregate
	Number		Average Remaining	Instrinsic
	of Shares	Price Range	Contractual term	Value

Balance, December 31, 2006	1,469,729	$1.88 - $6.94

Granted	125,000	$3.46 - $4.36
Cancelled / Forfeited	(189,200)	$3.05 - $6.94
Exercised	(110,000)	$1.88 - $3.35

Balance, March 31, 2007	1,295,529	$2.50 - $6.94	6.3 years	$1,787

Vested and excercisable at March 31, 2007	1,088,268	$2.50 - $6.94	5.7 years	$1,538

Expected to vest as of March 31, 2007	1,283,029	$2.50 - $6.94	6.3 years	$1,772

During the three month period ended March 31, 2007 there were 125,000 options granted with a weighted average grant date fair value of $2.81 per share.

The following table provides additional information about the Company’s stock options outstanding and exercisable at March 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted Average			Wtd. Average
Range of	Number of	Remaining	Exercise	Number of	Exercise
Exercise Prices	Shares	Contractual Life	Price	Shares	Price

$2.50 - $2.88	167,334	4.1 Years	$2.73	167,334	$2.73
$3.05 - $4.69	1,111,945	6.7 Years	$3.87	904,684	$3.85
$5.17 - $6.94	16,250	4.4 Years	$5.49	16,250	$5.49
$2.50 - $6.94	1,295,529	6.3 Years	$3.74	1,088,268	$3.71

A summary of the status of the Company’s unvested restricted stock as of December 31, 2006 and changes during the three month period ended March 31, 2007 is presented below.

		Weighted Average
		Grant Date	Aggregate
	Shares	Fair Value	Intrinsic Value

Non-vested RSU’s at December 31, 2006	85,222	$3.71

Granted	27,000	$3.46
Vested	(6,000)	$3.05

Non-vested RSU’s at March 31, 2007	106,222	$3.68	$391

RSU’s expected to vest at March 31, 2007	103,522	$3.69	$382

During the three month period ended March 31, 2007, there were 27,000 shares of restricted stock granted at a fair value of $3.46. At March 31, 2007, there were 106,222 shares of restricted stock outstanding with a fair value (based on the market price for the stock at the date of grant) totaling $391 and a weighted average remaining term of 1.9 years. Restricted stock granted is generally scheduled to vest over periods of two to four years. The cost of the grant is charged to operations over the vesting period. The total unamortized fair value of unvested restricted stock, at March 31, 2007 was $294.

4.                                      INVENTORIES

The Company’s inventories are valued at the lower of cost or market. For inventories that consist primarily of test kit components, bulk serum and antibody products, cost is determined using the first in, first out method. For inventories that consist of costs associated with the production of custom antibodies, cost is determined using the specific identification method. At March 31, 2007 and December 31, 2006, inventories consisted of the following:

	March 31, 2007	December 31, 2006

Raw materials	$1,279	$1,221
Work in progress	829	653
Finished goods	1,620	1,304

	$3,728	$3,178

5.                                      INTANGIBLE ASSETS

At March 31, 2007 and December 31, 2006, intangible assets consisted of the following:

	March 31, 2007	December 31, 2006	Lives

Goodwill	$4,822	$4,822	N/A
Other	3,134	3,134	2-20
Less – accumulated amortization	(1,680)	(1,619)

Net intangible assets	$6,276	$6,337

6.                                      DEBT

On May 5, 2000, the Company entered into a financing agreement with a commercial bank. This agreement provides for up to a $5,000 revolving line of credit, none of which was outstanding and approximately $3,044 of which was available at March 31, 2007, based on eligible assets. The revolving line of credit bears a variable interest rate of between 1.75% and 2.75% over LIBOR depending upon the ratio of the Company’s funded debt to EBITDA, and is subject to a borrowing base determined by the Company’s eligible accounts receivable. The Company’s annual effective rate of interest on this line of credit, taking into account the variable interest rate and LIBOR, was approximately 7.07% at March 31, 2007.

On December 13, 2001, the Company entered into an agreement with a commercial bank to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $1,500 in financing, $509 of which was outstanding at March 31, 2007, and is repayable over seven years, with principal payments that began on October 1, 2002. The loan bears a variable interest rate of between 2% and 3% over LIBOR depending upon the ratio of the Company’s funded debt to EBITDA, as defined. Payments are due monthly, with equal amortization of principal payments plus interest. The Company’s annual effective rate of interest on this loan at March 31, 2007 was approximately 7.32%.

Under the terms of the above financing, the Company is required to meet certain quarterly financial covenants that include a ratio of EBITDA to current maturities of debt plus interest and cash paid for taxes greater than 1.50 and a ratio of funded debt to EBITDA not to exceed 3.25. The Company met all of its financial covenants with respect to this indebtedness at March 31, 2007 and expects that it will be able to meet all of its financial covenants with respect to this indebtedness for 2007.

At of March 31, 2007 and December 31, 2006, the outstanding balance on all of the Company’s commercial bank debt was $509 and $562, respectively. This indebtedness is secured by substantially all of the Company’s assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements reflecting the current expectations of Strategic Diagnostics Inc. and its subsidiaries (the “Company” or “SDI”). These statements include, among others, statements regarding: the Company’s intentions with respect to future spending on research and development; the development, market acceptance and sales of tests for food-borne pathogens and related growth media; the size and nature of demand in the markets for the Company’s products and related effects on operating results; the need for water quality and toxicity tests; approval and validation by third parties of the Company’s food pathogen tests; the performance of the Company’s testing products; sales of the Company’s antibodies; timing of new product introductions and other information that may be predictive of future operating results; the Company’s ability to reduce operating expenses; and the Company’s ability to improve operating results thus enabling it to meet future loan covenants. In addition, when used in this Form 10-Q, the words “anticipate,” “enable,” “estimate,” “intend,” “expect,” “believe,” “potential,” “may,” “will,” “should,” “project” and similar expressions as they relate to the Company are intended to identify said forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, which may cause actual results to differ from those anticipated at this time. Such risks and uncertainties include, without limitation, changes in demand for products, delays in product development, delays in market acceptance of new products, retention of customers, attraction and retention of management and key employees, adequate supply of raw materials, inability to obtain or delays in obtaining third party approvals, or required government approvals, the ability to meet increased market demand, competition, protection of intellectual property, non-infringement of intellectual property, seasonality, the ability to obtain financing and other factors more fully described in the Company’s public filings with the U.S. Securities and Exchange Commission, including without limitation its Annual Report on Form 10-K for the year ended December 31, 2006.

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

Our primary core competency is the development and manufacture of antibodies. These antibodies are used by medical diagnostic and pharmaceutical companies, research institutions and incorporated into test kits manufactured by us for the detection of a wide variety of substances related to food safety and water quality.

Our food safety product group markets tests to detect specific traits in genetically engineered plants, tests to detect Genetically Modified (GM) traits in food ingredients and food fractions, tests to detect naturally occurring fungi in grains (mycotoxins) and tests for food pathogens.

Our water quality product group includes tests to detect toxicity in drinking water, industrial process water and wastewater, and tests to detect specific traits in soil and other waste matter for use at environmental remediation projects, hazardous waste operations and other applications.

Our antibody product group provides a wide array of antibodies and antibody services, including hybridoma development, genomic antibody development, calibrators, antigens and reagents and the production of monoclonal and polyclonal antibodies. These antibodies are incorporated into test kits we manufacture as described above and diagnostic and therapeutic products, and used in clinical research.

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

Results of Operations

Three Months Ended March 31, 2007 versus Three Months Ended March 31, 2006

Revenues for the first quarter of 2007 increased 6.0% to $6.6 million, compared to $6.3 million for the same period in 2006. The increase in revenues in the first quarter of 2007 was primarily the result of a 32% increase in sales of antibody products.  Sales of food pathogen products grew 16% domestically and 8% globally when comparing the first quarter of 2007 to the first quarter of 2006.

Operating expenses for the first quarter of 2007 decreased 4.2% to $5.9 million compared to $6.2 million for the first quarter of 2006. This decrease is primarily attributable to a 12% reduction in manufacturing costs. The decrease in manufacturing costs was partially offset by a 4% increase in selling, general and administrative expenses, all as described below.

Gross profits (defined as total revenues less manufacturing costs) for the first quarter of 2007 were $4.1 million compared to $3.3 million in the year ago period. Gross margins were 61.2% and 53.1% for the first quarters of 2007 and 2006, respectively. The increase in margins and related reduction in manufacturing costs was primarily attributable to increased levels of production (generating a lower cost per unit) and a more favorable mix of products sold.

Research and development spending was $697,000, or 10.5% of net revenues, in the first quarter of 2007, compared to $697,000, or 11.1% of net revenues, in the first quarter 2006.

Selling, general and administrative expenses were $2.7 million for the first quarter of 2007, compared to $2.6 million for the same quarter in 2006. The overall increase in expenses was associated with an overall increase in business activity in the quarter ended March 31, 2007 versus the quarter ended March 31, 2006.

The Company recorded net interest income of $110,000 in the first quarter of 2007 compared to $83,000 in the prior year first quarter. The increase was primarily due to higher levels of invested cash and increased interest rates received on invested cash during the 2007 period.

Pre-tax income totaled $821,000 for the three months ended March 31, 2007 compared to pre-tax income of $151,000 for the same period in 2006.

The Company’s effective tax rate was approximately 40% for the three month period ended March 31, 2007 and approximately 39% for the three month period ended March 31, 2006.

Net income in the first quarter of 2007 was $490,000, or $0.02 per diluted share, compared to $92,000, or $0.005 per diluted share, for the same period in 2006. Diluted shares utilized in these computations were 20.3 million and 20.1 million for the first quarters of 2007 and 2006, respectively.

Antibody Products

Antibody revenues increased 32% to $3.3 million for the first quarter of 2007, compared to $2.5 million for the same quarter in 2006.  Bulk antibody revenues accounted for approximately 24% of total antibody revenue, and the Company has seen a steady increase for its proprietary bulk antibodies, including its antibodies for Strep A and Troponin I.  Bulk antibodies can be subject to inconsistent order patterns and higher rates of sales variance.  The Company also saw solid increases in demand for its custom antibody services, driven by its new Genomic Antibodies (TM) technology.  For the first quarter of 2007 antibody revenues were 50% of total Company revenues compared to 40% in the first quarter of 2006.

Food Safety Products

Food safety revenues were $2.2 million for the first quarter of 2007 compared to $2.6 million for the same period in 2006, a decrease of 14.4%. Food pathogen sales increased 16.0% in the United States in the current quarter as compared to the first quarter of 2006, as the Company continues to gain traction with its new RapidChek® SELECT™ for Salmonella. Food pathogen sales grew 8% as compared to the first quarter of 2006 on a global basis, and the Company began active recruitment and training of new foreign distributors during the quarter.

Ag-GMO products (which are a subset of Food safety revenues) were down $447,000, or 26%, for the first quarter of 2007 as compared to last year’s first quarter, consistent with the Company’s expectations. The Company expects sales in the agricultural market to decrease $700,000 in 2007 compared to the full year 2006 results. As in previous years, regulations and policy changes governing the testing of GMOs could positively or negatively impact this estimate as the year progresses.

Water and Environmental Products

Water and environmental products revenue decreased 4.7% to $1.1 million for the quarter ended March 31, 2007, compared to $1.2 million for the same period in 2006. Sales of Microtox® instruments in the first quarter of 2007 were down slightly as were sales of RapidAssay® kits for pesticides and other environmental pollutants. Microtox® reagents as well as test kits for the determination of water treatment polymers strengthened during the quarter.

Liquidity and Capital Resources

The net cash used in operating activities of $431,000 for the first quarter of 2007 was primarily the result of increases in inventories, other current assets and decreases in accrued expense levels. The increase in inventories is primarily attributable to production of Water Quality and Food Safety products in anticipation of increased levels of sales in the second quarter of 2007.  The increase in other current assets was primarily the result of the purchase of insurance for 2007, while the decrease in accrued expenses is primarily attributable to reductions in commissions and payroll accrued.

Net cash used in investing activities of $366,000 for the first quarter of 2007 was primarily related to the capital expenditures for the period. This compares to net cash used in investing activities of $80,000 for the first quarter of 2006. The capital expenditures for 2007 and 2006 are primarily related to purchases of laboratory and manufacturing equipment.

Net cash provided by financing activities of $255,000 for the first quarter of 2007 and net cash used by financing activities for the first quarter of 2006 of $34,000 were primarily driven by proceeds from the exercise of stock options, which was partially offset by net repayments of outstanding debt.

The Company’s working capital, current assets less current liabilities, increased $1.2 million to $17.9 million at March 31, 2007 from $16.7 million at December 31, 2006, primarily due to the increase in inventories and other current assets and reduction in accrued expense as described above. Outstanding debt decreased $53,000 from $562,000 at December 31, 2006 to $509,000 on March 31, 2007, due to scheduled repayments.

The Company has a financing agreement with a commercial bank that provides for up to a $5.0 million revolving line of credit, none of which was outstanding and approximately $3.0 million of which was available at March 31, 2007, based on eligible assets.

The revolving line of credit bears a variable interest rate of between 1.75% and 2.75% over LIBOR depending upon the ratio of the Company’s funded debt to EBITDA, and is subject to a borrowing base determined by the Company’s eligible accounts receivable. The Company’s annual effective rate of interest on this line of credit, taking into account the variable interest rate and LIBOR, was approximately 7.07% at March 31, 2007.

On December 13, 2001, the Company entered into an agreement with a commercial bank to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $1.5 million in financing, $509,000 of which was outstanding at March 31, 2007, and is repayable over seven years, with principal payments that began on October 1, 2002. The loan bears a variable interest rate of between 2% and 3% over LIBOR depending upon the ratio of the Company’s funded debt to EBITDA. Payments are due monthly, with equal amortization of principal payments plus interest. The Company’s annual effective rate of interest on this loan at March 31, 2007, was approximately 7.32%.

Under the terms of the above financing, the Company is required to meet certain quarterly financial covenants that include a ratio of EBITDA to current maturities of debt plus interest and cash paid for taxes greater than 1.50 and a ratio of funded debt to EBITDA not to exceed 3.25. The Company met all of its financial covenants with respect to this indebtedness at March 31, 2007.

For the quarter ended March 31, 2007, the Company satisfied all of its cash requirements from cash provided by operating activities, cash available and on-hand and from the financing agreements described above. At March 31, 2007, the Company had $298,000 in long-term debt and stockholders’ equity of $36.1 million.  In April 2007, the Company committed to construction of an approximately $1.4 million addition to its animal facility in Windham, Maine.  In addition,  the Company anticipates that it may spend approximately $1.1 million in 2007 to upgrade or expand certain manufacturing, research and development and office equipment and systems that will drive productivity or generate cost savings, and also to introduce automation into certain manufacturing processes that are currently labor intensive.

Based upon its cash on hand, credit facilities, current product sales and the anticipated sales of new products, the Company believes it has, or has access to, sufficient resources to meet its operating requirements through the next twelve months. The Company’s ability to meet its long-term capital needs will depend on a number of factors, including compliance with existing and new loan covenants, the success of its current and future products, the focus and direction of its research and development programs, competitive and technological advances, future relationships with corporate partners, government regulation, the Company’s marketing and distribution strategy, its successful sale of additional common stock and/or the Company successfully locating and obtaining other financing, and the success of the Company’s plan to make future acquisitions. Accordingly, no assurance can be given that the Company will be able to meet the future liquidity requirements that may arise from these inherent and similar uncertainties.

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

The calculation of the Company’s EBITDA measure (as discussed above), and the reconciliation of the Company’s EBITDA measure to net cash provided by operating activities for the three months ended March 31, 2007 and 2006, respectively, is as follows (amounts in thousands):

	Three Months Ended March 31,
	2007	2006
Net cash (used in) provided by operating activities	$(431)	$(516)
Changes in assets and liabilities:
Receivables	158	222
Inventories	550	(257)
Other current assets	636	600
Other assets	25	—
Accounts payable	(22)	9
Accrued expenses	329	386
Deferred revenue	(21)	21
Non-current taxes payable	(82)	—
Net change in deferred income tax	58	—
Share-based compensation expense	(82)	(66)
Interest income, net	(110)	(83)
EBITDA	$1,008	$316

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has exposure to changing interest rates, and is currently not engaged in hedging activities. Interest on approximately $509,000 of outstanding indebtedness is at a variable rate of between 2% to 3% over the published London Interbank Offered Rate (LIBOR), based upon the Company’s ratio of funded debt to EBITDA, and was 2% over LIBOR on average for the year. At the Company’s current level of indebtedness, each 1% change in the variable interest rate will have an effect of $5,000 on the Company’s annual interest expense charges.

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

Item 4. Controls and Procedures

(a)                                  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

STRATEGIC DIAGNOSTICS INC.

Date: May 14, 2007	/s/ Matthew H. Knight
Matthew H. Knight President, Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2007	/s/ Stanley A. Fronczkowski
Stanley A. Fronczkowski Vice President – Finance and Chief Financial Officer (Principal Financial and Accounting Officer)