Form 10-Q
period 2007-06-30
STRATEGIC DIAGNOSTICS INC/DE/
filed 2007-08-13
CIK 911649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes: ☑          No: ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “large accelerated filer and accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐          Accelerated Filer ☐     Non-Accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes: ☐          No: ☑
     As of June 30, 2007 there were 20,356,424 outstanding shares of the Registrant’s common stock, par value $.01 per share.

STRATEGIC DIAGNOSTICS INC.

PART I. – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30,	December 31,
	2007	2006

ASSETS
Current Assets :
Cash and cash equivalents	$10,622	$10,892
Receivables, net	3,706	3,678
Inventories	4,070	3,178
Deferred tax asset	1,275	831
Other current assets	827	492

Total current assets	20,500	19,071

Property and equipment, net	4,934	4,058
Other assets	7	3
Deferred tax asset	7,667	8,484
Intangible assets, net	6,190	6,337

Total assets	$39,298	$37,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities :
Accounts payable	$443	$541
Accrued expenses	1,551	1,455
Deferred revenue	160	133
Current portion of long term debt	211	211

Total current liabilities	2,365	2,340

Long-term debt	246	351
Non-current taxes payable	89	—

Total non-current liabilities	335	351

Stockholders’ Equity:
Preferred stock, $.01 par value, 20,920,648 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 35,000,000 shares authorized, 20,356,424 and 20,192,402 issued and outstanding at June 30, 2007 and December 31, 2006, respectively	204	202
Additional paid-in capital	39,278	38,605
Accumulated deficit	(2,996)	(3,690)
Cumulative translation adjustments	112	145

Total stockholders’ equity	36,598	35,262

Total liabilities and stockholders’ equity	$39,298	$37,953

The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Revenues	$6,725	$5,640	$13,372	$11,908

OPERATING EXPENSES:
Manufacturing	2,647	2,728	5,224	5,668
Research and development	764	596	1,461	1,293
Selling, general and administrative	3,099	2,793	5,761	5,356

Total operating expenses	6,510	6,117	12,446	12,317

Operating income (loss)	215	(477)	926	(409)

Interest income (expense), net	116	91	226	174

Income (loss) before taxes	331	(386)	1,152	(235)

Income tax expense (benefit)	127	(155)	458	(96)

Net income (loss)	204	(231)	694	(139)

Basic net income (loss) per share	$0.01	$(0.01)	$0.03	$(0.01)

Shares used in computing basic net income (loss) per share	20,334,000	19,970,000	20,272,000	19,966,000

Diluted net income (loss) per share	$0.01	$(0.01)	$0.03	$(0.01)

Shares used in computing diluted net income (loss) per share	20,619,000	19,970,000	20,466,000	19,966,000

The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months
	Ended June 30,
	2007	2006

Cash Flows from Operating Activities :
Net income (loss)	$694	$(139)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities :
Depreciation and amortization	603	497
Share-based compensation expense	218	174
Deferred income tax provision	398	(60)
(Increase) decrease in :
Receivables	(28)	114
Inventories	(892)	11
Other current assets	(335)	(507)
Other assets	(4)	—
Increase (decrease) in :
Accounts payable	(98)	1
Accrued expenses	98	(296)
Deferred revenue	27	113
Non-current taxes payable	89	—

Net cash provided by (used in) operating activities	770	(92)

Cash Flows from Investing Activities :
Purchase of property and equipment	(1,360)	(258)
Purchase of intangible assets	—	(117)

Net cash used in investing activities	(1,360)	(375)

Cash Flows from Financing Activities :
Proceeds from exercise of incentive stock options	447	69
Proceeds from employee stock purchase plan	11	12
Repayments on financing obligations	(105)	(106)

Net cash provided by (used in) financing activities	353	(25)

Effect of exchange rate changes on cash	(33)	69

Net decrease in Cash and Cash Equivalents	(270)	(423)

Cash and Cash Equivalents, Beginning of Period	10,892	10,009

Cash and Cash Equivalents, End of Period	$10,622	$9,586

Supplemental Cash Flow Disclosure :

Cash paid for taxes	130	8

Cash paid for interest	19	25

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

New Accounting Pronouncements
     In September 2006, the FASB issued SFAS No.157 “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities and is intended to respond to investors’ requests for expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on income. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value to any new circumstances. SFAS No. 157 also requires expanded disclosure of the effect on income for items measured using unobservable data, establishes a fair value hierarchy that prioritizes the information used to develop those assumptions and requires separate disclosure by level within the fair value hierarchy. The provisions of SFAS No. 157 are effective for interim financial statements issued for fiscal years beginning after November 15, 2007, in the case of the Company, fiscal 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 on the consolidated financial statements.
     In February 2007, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of SFAS No. 115.” The new statement allows entities to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, in the case of the Company, fiscal 2008. The Company is currently evaluating the impact of adopting SFAS No. 159 on the consolidated financial statements.
     In June of 2007, the FASB issued EITF No. 07-03, “Accounting for nonrefundable advance payments for goods or services received for use in future research and development activities.” EITF No. 07-03 requires company’s that make nonrefundable advance payments for future research and development activities to capitalize the payment, and recognize the expense as the goods are delivered or services are performed. EITF No. 07-03 is effective for fiscal years beginning after December 15, 2007, in the case of the Company, fiscal 2008, but is to be applied prospectively to new contracts entered into on or after the effective date. The Company is currently evaluating the impact of adopting EITF No. 07-03 on the consolidated financial statements.
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
     As of January 1, 2007, the Company has provided a liability for approximately $362,000 of unrecognized tax benefits, of which $326,000 would impact the Company’s effective tax rate, if recognized. For the three and six month periods ended June 30, 2007, unrecognized tax benefits increased approximately $26,000 and $52,000 respectively to approximately $413,000, of which approximately $368,000 would impact the Company’s effective tax rate if recognized.
     The Company is subject to U.S. Federal and United Kingdom income tax, as well as income taxes of multiple state jurisdictions. The Company’s 2005 income tax return is currently under review by the Internal Revenue Service. An estimate of possible changes to the unrecognized tax benefit as a result of this examination cannot be made at this time.
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
Comprehensive Income
     Comprehensive income (loss) consists of the following for each period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income (loss)	$204	$(231)	$694	$(139)
Currency translation adjustment	18	59	(33)	10

Total comprehensive income (loss)	$222	$(172)	$661	$(129)

2. BASIC AND DILUTED INCOME PER SHARE
     Basic earnings per share (EPS) are computed by dividing net income available for common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS, except that the dilutive effect of converting or exercising all potentially dilutive securities is also included in the denominator. The Company’s calculation of diluted EPS includes the dilutive effect of exercising stock options into common shares. For the three and six month periods ending June 30, 2006, the effect of exercising stock options into common shares of 124,108 and 130,117, respectively was not included, because it was anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Weighted avg. common shares outstanding	20,334,106	19,970,459	20,271,733	19,965,579
Shares used in computing basic net income per share	20,334,106	19,970,459	20,271,733	19,965,579

Stock options	284,478	—	193,955	—
Shares used in computing diluted net income per share	20,618,584	19,970,459	20,465,688	19,965,579

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
     Share-based compensation expense recorded in the three and six month periods ended June 30, 2007 and 2006 is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Stock options	$94	$45	$130	$45
Employee stock purchase plan	1	—	4	1
Restricted stock units	41	63	84	128

Total share-based compensation expense	$136	$108	$218	$174

     The deferred income tax benefit related to share-based compensation expense for the six months ended June 30, 2007 and 2006 was $62 and $68 respectively. Share-based compensation expense is a component of selling, general and administrative expense, and is recorded as a non-cash expense in the operating activities section of the Company’s Consolidated Statement of Cash Flows. The total unamortized fair value of unvested stock options at June 30, 2007 was $491. That cost is expected to be amortized over a weighted average period of 2.3 years.
     The intrinsic value of options exercised during the six month period ended June 30, 2007 and 2006 was $235 and $47, respectively. Proceeds received from the exercise of stock options and from employee payments into the ESPP totaled $447 and $11, respectively, in the three and six month periods ended June 30, 2007 and $69 and $12, respectively, in the three and six month periods ended June 30, 2006. These amounts are recorded in the cash flows from financing activities section of the Company’s Consolidated Statement of Cash Flows.

     Information with respect to the activity of outstanding stock options granted under the 2000 Plan and options granted separately from the 2000 Plan for the six months ended June 30, 2007 is summarized as follows:

			Weighted	Aggregate
	Number		Average Remaining	Instrinsic
	of Shares	Price Range	Contractual term	Value

Balance, December 31, 2006	1,469,729	$1.88 - $6.94

Granted	173,000	$3.46 - $4.65
Cancelled / Forfeited	(190,534)	$3.05 - $6.94
Exercised	(151,600)	$1.88 - $3.96

Balance, June 30, 2007	1,300,595	$2.50 - $6.94	6.3 years	$992

Vested and excercisable at June 30, 2007	1,079,970	$2.50 - $6.94	5.6 years	$881

Expected to vest as of June 30, 2007	1,284,895	$2.50 - $6.94	6.3 years	$985

     During the six month period ended June 30, 2007 there were 173,000 options granted with a weighted average grant date fair value of $2.56 per share.
     The following table provides additional information about the Company’s stock options outstanding and exercisable at June 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted Average			Wtd. Average
Range of	Number of	Remaining	Exercise	Number of	Exercise
Exercise Prices	Shares	Contractual Life	Price	Shares	Price
$2.50 - $2.88	155,700	3.8 Years	$2.74	155,700	$2.74
$3.05 - $4.36	1,073,895	6.6 Years	$3.86	885,268	$3.84
$4.55 - $6.94	71,000	7.8 Years	$4.80	39,002	$4.93

$2.50 - $6.94	1,300,595	6.3 Years	$3.78	1,079,970	$3.72

     A summary of the status of the Company’s unvested restricted stock as of December 31, 2006 and changes during the six month period ended June 30, 2007 is presented below.

		Weighted Average
		Grant Date	Aggregate
	Shares	Fair Value	Intrinsic Value

Non-vested RSU’s at December 31, 2006	85,222	$3.71

Granted	27,000	$3.46
Vested	(6,000)	$3.05

Non-vested RSU’s at June 30, 2007	106,222	$3.68	$391

RSU’s expected to vest at June 30, 2007	103,522	$3.69	$382

     During the six month period ended June 30, 2007, there were 27,000 shares of restricted stock granted at a fair value of $3.46. At June 30, 2007, there were 106,222 shares of restricted stock outstanding with a fair value (based on the market price for the stock at the date of grant) totaling $391 and a weighted average remaining term of 1.7 years. Restricted stock granted is generally scheduled to vest over periods of two to four years. The cost of the grant is charged to operations over the vesting period. The total unamortized fair value of unvested restricted stock, at June 30, 2007 was $294. That cost is expected to be amortized over a weighted average period of 1.7 years.
4. INVENTORIES
     The Company’s inventories are valued at the lower of cost or market. For inventories that consist primarily of test kit components, bulk serum and antibody products, cost is determined using the first in, first out method. For inventories that consist of costs associated with the production of custom antibodies, cost is determined using the specific identification method. At June 30, 2007 and December 31, 2006, inventories consisted of the following:

	June 30, 2007	December 31, 2006
Raw materials	$1,263	$1,221
Work in progress	860	653
Finished goods	1,947	1,304

Net inventories	$4,070	$3,178

5. INTANGIBLE ASSETS
     At June 30, 2007 and December 31, 2006, intangible assets consisted of the following:

	June 30, 2007	December 31, 2006	Lives
Goodwill	$4,796	$4,822	N/A
Other	3,134	3,134	2-20
Less — accumulated amortization	(1,740)	(1,619)

Net intangible assets	$6,190	$6,337

6. DEBT
     On May 5, 2000, the Company entered into a financing agreement with a commercial bank. This agreement provides for up to a $5,000 revolving line of credit, none of which was outstanding and approximately $2,734 of which was available at June 30, 2007, based on eligible assets. The revolving line of credit bears a variable interest rate of between 1.75% and 2.75% over LIBOR depending upon the ratio of the Company’s funded debt to EBITDA, and is subject to a borrowing base determined by the Company’s eligible accounts receivable. The Company’s annual effective rate of interest on this line of credit, taking into account the variable interest rate and LIBOR, was approximately 7.07% at June 30, 2007.
     On December 13, 2001, the Company entered into an agreement with a commercial bank to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $1,500 in financing, $457 of which was outstanding at June 30, 2007, and is repayable over seven years, with principal payments that began on October 1, 2002. The loan bears a variable interest rate of between 2% and 3% over LIBOR depending upon the ratio of the Company’s funded debt to EBITDA, as defined. Payments are due monthly, with equal amortization of principal payments plus interest. The Company’s annual effective rate of interest on this loan at June 30, 2007 was approximately 7.32%.
     Under the terms of the above financing, the Company is required to meet certain quarterly financial covenants that include a ratio of EBITDA to current maturities of debt plus interest and cash paid for taxes greater than 1.50 and a ratio of funded debt to EBITDA not to exceed 3.25. The Company met all of its financial covenants with respect to this indebtedness at June 30, 2007 and expects that it will be able to meet all of its financial covenants with respect to this indebtedness for 2007.
     At June 30, 2007 and December 31, 2006, the outstanding balance on all of the Company’s commercial bank debt was $457 and $562, respectively. This indebtedness is secured by substantially all of the Company’s assets.

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

Results of Operations
     Three Months Ended June 30, 2007 versus Three Months Ended June 30, 2006
     Revenues for the second quarter of 2007 increased 19% to $6.7 million, compared to $5.6 million for the same period in 2006. Revenues for the second quarter were positively impacted by a 42% increase in sales of antibody products. In addition, sales of the Company’s RapidChek® line of food pathogen testing products grew 38% in the second quarter of 2007 as compared to the same period in 2006. Overall growth in the Company’s food safety division was negatively impacted by a 32% decrease sales of in Agricultural and GMO testing products. Overall food safety division revenues grew 2% for the second quarter of 2007 as compared to the same period in 2006.
     Operating expenses for the second quarter of 2007 increased 6% to $6.5 million, compared to $6.1 million for the second quarter of 2006. This increase is primarily attributable to a 28% increase in research and development expenses, an 11% increase in selling, general and administrative expenses partially offset by a 3% reduction in manufacturing expenses all as described below.
     The Company continued to demonstrate ongoing improvement in gross profit (defined as total revenues less manufacturing expenses) stemming from its supply chain optimization efforts and the introduction of new products and services. For the quarter ended June 30, 2007, gross profit totaled $4.1 million, as compared to $2.9 million for the same period in 2006. Gross profit margins were 60.6% for the second quarter of 2007 compared to 51.6% for the same period in 2006.
     Research and development costs for the second quarter were 11.4% of revenues compared to 10.6% in the prior year. Increases in R&D are primarily associated with the Company’s new Genomic Antibodies® Technology (GAT™) platform as well as development of its bacteriophage technology for the selective control of microbial contaminants.
     SG&A expenses increased to $3.1 million in the second quarter of 2007 from $2.8 million in the second quarter of 2006. As a percentage of sales, SG&A expenses were 46.1% of revenues for the second quarter compared to 49.5% in the prior year. The Company continues to invest in the development of its sales, marketing and customer service capabilities.
     The Company recorded net interest income of $116,000 in the second quarter of 2007 compared to $91,000 in the prior year second quarter. The increase was primarily due to increased interest rates received on higher levels of invested cash during the 2007 period.
     Pre-tax income totaled $331,000 for the three months ended June 30, 2007 compared to pre-tax loss of $386,000 for the same period in 2006.
     The Company’s effective tax rate was approximately 40% for the three month period ended June 30, 2007 and approximately 38% for the three month period ended June 30, 2006.
     Net income in the second quarter of 2007 was $204,000, or $0.01 per diluted share, compared to a loss of $231,000, or ($0.01) per diluted share, for the same period in 2006. Diluted shares utilized in these computations were 20.6 million and 20.0 million for the second quarters of 2007 and 2006, respectively.
     Six Months Ended June 30, 2007 versus Six Months Ended June 30, 2006
     Revenues for the first six months of 2007 increased 12% to $13.4 million, compared to $12.0 million for the same period in 2006. Revenue gains were driven by antibody sales, which increased 37.1%, and food pathogen test kit sales, which increased 22.3%, over the same period in 2006. Gains were offset by a 27% decrease in the Company’s Ag/GMO product line in the first six months of 2007 as compared to the same period in 2006.
     Operating expenses for the first six months of 2007 increased 1% to $12.4 million, compared to $12.3 million for the first six months of 2006. This increase is primarily attributable to a 13% increase in research and development costs and an 8% increase in selling, general and administrative costs, partially offset by a decrease of 8% in manufacturing costs, all as described below.

     Gross profits (defined as total revenues less manufacturing costs) for the first six months of 2007 were $8.1 million compared to $6.2 million in the year ago period. Gross margins were 60.9% and 52.4% for the first six months of 2007 and 2006, respectively. The increase in margins was primarily attributable to a more favorable mix of products sold.
     Research and development spending was $1.5 million, or 10.9% of net revenues, in the first six months of 2007, compared to $1.3 million, or 10.9% of net revenues, in the first six months 2006. This increase was primarily the result of increased research activity within the antibody product group.
     Selling, general and administrative expenses were $5.8 million for the first six months of 2007, compared to $5.4 million for the same six month period in 2006. This increase was primarily attributable to increased employee related costs and professional fees.
     The Company recorded net interest income of $226,000 in the first six months of 2007 compared to $174,000 in the prior year first six months. The increase was primarily due to higher levels of invested cash and increased interest rates received on invested cash during the 2007 period.
     Pre-tax income totaled $1.2 million for the six months ended June 30, 2007 compared to a pre-tax loss of $235,000 for the same period in 2006.
     The Company’s effective tax rate was approximately 40% for the six month period ended June 30, 2007 and approximately 41% for the six month period ended June 30, 2006.
     Net income in the first six months of 2007 was $694,000, or $0.03 per diluted share, compared to a net loss of $139,000, or ($0.01) per diluted share, for the same period in 2006. Diluted shares utilized in these computations were 20.5 million and 20.0 million for the first six months of 2007 and 2006, respectively.
     Product Groups
Antibody Products
     Antibody revenues increased 42% to $3.5 million in the quarter ended June 30, 2007 compared to $2.5 million for the same period in 2006. Bulk antibody revenues accounted for approximately 31% of total antibody revenue, and the Company has experienced a steady increase for its proprietary bulk antibodies, including its antibodies for Strep A and Troponin I. Bulk antibodies can be subject to inconsistent order patterns and higher rates of sales variance. The Company also noted solid increases in demand for its custom antibody services, driven by its new Genomic Antibodies® Technology. For the quarter antibody revenues were 53% of total revenues compared to 44% in 2006.
Food Safety Products
     Food safety revenues were flat, $1.8 million for the second quarter of 2007 compared to $1.8 million for the same period in 2006. Food pathogen sales (a subset of food safety sales) increased 38% in the United States in the current quarter as compared to the second quarter of 2006, as the Company continues to gain traction with its new RapidChek® SELECT™ for Salmonella. International sales have improved and the Company continued to actively recruit and train new distributors during the quarter.
     Ag-GMO products (a subset of food safety sales) were down 32%, for the second quarter of 2007 as compared to last year’s first quarter, and down 28% YTD, consistent with the Company’s expectations. Sales in this product line were primarily impacted by the reduction in soy and cotton seed testing during the first half of 2007 as compared to the same period in 2006.
Water and Environmental Products
     Water and environmental products revenue remained the same at $1.4 million for the each of the quarters ended June 30, 2007 and June 30, 2006. For the first six months of 2007, water and environmental products revenues decreased to $2.49 million from $2.54 million or 2% when compared to the first six months of 2006.

Liquidity and Capital Resources
     The net cash provided by operating activities of $770,000 for the first six months of 2007 was primarily the result of net income of $694,000, non-cash expenses for depreciation, amortization and share-based compensation expense of $821,000, as well as deferred taxes of $386,000, all partially offset by increased inventories of $892,000 and increased other current assets of $335,000.
     Net cash used in investing activities of approximately $1.4 million for the first six months of 2007 was primarily related to the capital expenditures for the period. This compares to net cash used in investing activities of $375,000 for the first six months of 2006. The capital expenditures for 2007 are primarily related to construction in progress at the Maine animal site, as well as for purchases of land, laboratory and manufacturing equipment. For 2006, the capital expenditures are primarily related to purchases of laboratory and manufacturing equipment.
     Net cash provided by financing activities of $353,000 for the first six months of 2007 and net cash used by financing activities for the first six months of 2006 of $25,000 were primarily driven by proceeds from the exercise of stock options, which was offset by net repayments of outstanding debt.
     The Company’s working capital, current assets less current liabilities, increased $1.4 million to $18.1 million at June 30, 2007 from $16.7 million at December 31, 2006, primarily due to increases in inventory of $892,000, current portion of deferred taxes of $444,000 and increases in other current assets of $335,000. Outstanding debt decreased $105,000 from $562,000 at December 31, 2006 to $457,000 on June 30, 2007, due to scheduled repayments.
     The Company has a financing agreement with a commercial bank that provides for up to a $5.0 million revolving line of credit, none of which was outstanding and approximately $2.7 million of which was available at June 30, 2007, based on eligible assets.
     The revolving line of credit bears a variable interest rate of between 1.75% and 2.75% over LIBOR depending upon the ratio of the Company’s funded debt to EBITDA, and is subject to a borrowing base determined by the Company’s eligible accounts receivable. The Company’s annual effective rate of interest on this line of credit, taking into account the variable interest rate and LIBOR, was approximately 7.07% at June 30, 2007.
     On December 13, 2001, the Company entered into an agreement with a commercial bank to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $1.5 million in financing, $457,000 of which was outstanding at June 30, 2007, and is repayable over seven years, with principal payments that began on October 1, 2002. The loan bears a variable interest rate of between 2% and 3% over LIBOR depending upon the ratio of the Company’s funded debt to EBITDA. Payments are due monthly, with equal amortization of principal payments plus interest. The Company’s annual effective rate of interest on this loan at June 30, 2007, was approximately 7.32%.
     Under the terms of the above financing, the Company is required to meet certain quarterly financial covenants that include a ratio of EBITDA to current maturities of debt plus interest and cash paid for taxes greater than 1.50 and a ratio of funded debt to EBITDA not to exceed 3.25. The Company met all of its financial covenants with respect to this indebtedness at June 30, 2007.
     For the quarter ended June 30, 2007, the Company satisfied all of its cash requirements from cash provided by operating activities, cash available and on-hand and from the financing agreements described above. At June 30, 2007, the Company had $246,000 in long-term debt and stockholders’ equity of $36.6 million. In April 2007, the Company committed to construction of an approximately $1.4 million addition to its animal facility in Windham, Maine, of which approximately $900,000 has been expended at June 30, 2007. In addition, the Company anticipates that it may spend approximately $1.1 million in 2007 to upgrade or expand certain manufacturing, research and development and office equipment and systems that will drive productivity or generate cost savings, and also to introduce automation into certain manufacturing processes that are currently labor intensive.
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
     The calculation of the Company’s EBITDA measure (as discussed above), and the reconciliation of the Company’s EBITDA measure to net cash provided by operating activities for the six months ended June 30, 2007 and 2006, respectively, is as follows (amounts in thousands):

	Six Months Ended June 30,
	2007	2006

Net cash (used in) provided by operating activities	$770	$(92)
Changes in assets and liabilities:
Receivables	28	(114)
Inventories	892	(11)
Other current assets	335	507
Other assets	4	—
Accounts payable	98	(1)
Accrued expenses	(98)	296
Deferred revenue	(27)	(113)
Non-current taxes payable	(89)	—
Net change in deferred income tax	60	(36)
Share-based compensation expense	(218)	(174)
Interest income, net	(226)	(174)

EBITDA	$1,529	$88

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company has exposure to changing interest rates, and is currently not engaged in hedging activities. Interest on approximately $457,000 of outstanding indebtedness is at a variable rate of between 2% to 3% over the published London Interbank Offered Rate (LIBOR), based upon the Company’s ratio of funded debt to EBITDA, and was 2% over LIBOR on average for the year. At the Company’s current level of indebtedness, each 1% change in the variable interest rate will have an effect of $5,000 on the Company’s annual interest expense charges.
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

Item 4. Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
(b)	Change in Internal Control over Financial Reporting
     No change in the Company’s internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
     On May 15, 2007, we held our annual meeting of stockholders. At the annual meeting, the stockholders voted on the election of three directors, each for a two-year term. The voting results at the annual meeting were as follows:

Name of Nominee	Votes For	Votes Withheld
Morton Collins	18,128,874	47,346
Matthew H. Knight	18,138,718	37,502
Grover C. Wrenn	18,134,618	41,602
Item 6. Exhibits
31.1	Certifications of the Chief Executive Officer of Strategic Diagnostics Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certifications of the Chief Financial Officer of Strategic Diagnostics Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer of Strategic Diagnostics Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Strategic Diagnostics Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC DIAGNOSTICS INC.
Date: August 13, 2007	/s/ Matthew H. Knight
Matthew H. Knight
President, Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2007	/s/ Stanley A. Fronczkowski
Stanley A. Fronczkowski
Vice President – Finance and Chief Financial Officer (Principal Financial and Accounting Officer)