Form 10-Q
period 2007-09-30
STRATEGIC DIAGNOSTICS INC/DE/
filed 2007-11-14
CIK 911649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007

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
Yes: ☐     No: ☑
     As of September 30, 2007 there were 20,364,541 outstanding shares of the Registrant’s common stock, par value $.01 per share.

STRATEGIC DIAGNOSTICS INC.

PART I. — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30,	December 31,
	2007	2006

ASSETS
Current Assets :
Cash and cash equivalents	$11,871	$10,892
Receivables, net	3,855	3,678
Inventories	4,396	3,178
Deferred tax asset	1,025	831
Other current assets	731	492

Total current assets	21,878	19,071

Property and equipment, net	5,503	4,058
Other assets	7	3
Deferred tax asset	7,756	8,484
Intangible assets, net	6,119	6,337

Total assets	$41,263	$37,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities :
Accounts payable	$394	$541
Accrued expenses	1,395	1,455
Deferred revenue	121	133
Current portion of long term debt	611	211

Total current liabilities	2,521	2,340

Long-term debt	1,793	351
Non-current taxes payable	117	—

Total non-current liabilities	1,910	351

Stockholders’ Equity:
Preferred stock, $.01 par value, 20,920,648 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 35,000,000 shares authorized, 20,364,541 and 20,192,402 issued and outstanding at September 30, 2007 and December 31, 2006, respectively	204	202
Additional paid-in capital	39,441	38,605
Accumulated deficit	(2,996)	(3,690)
Cumulative translation adjustments	183	145

Total stockholders’ equity	36,832	35,262

Total liabilities and stockholders’ equity	$41,263	$37,953

The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Revenues	$6,564	$6,624	$19,936	$18,532

OPERATING EXPENSES:
Manufacturing	2,667	2,965	7,891	8,633
Research and development	723	666	2,184	1,959
Selling, general and administrative	2,900	2,543	8,661	7,899
Loss on disposal of assets	108	—	108	—

Total operating expenses	6,398	6,174	18,844	18,491

Operating income	166	450	1,092	41

Interest income (expense), net	109	101	335	275

Income before taxes	275	551	1,427	316

Income tax expense	275	219	733	123

Net income	0	332	694	193

Basic net income per share	$0.00	$0.02	$0.03	$0.01

Shares used in computing basic net income per share	20,360,000	20,050,000	20,302,000	19,994,000

Diluted net income per share	$0.00	$0.02	$0.03	$0.01

Shares used in computing diluted net income per share	20,542,000	20,115,000	20,490,000	20,068,000

The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months
	Ended September 30,
	2007	2006

Cash Flows from Operating Activities :
Net income	$694	$193
Adjustments to reconcile net income to net cash provided by (used in) operating activities :
Depreciation and amortization	905	749
Share-based compensation expense	352	235
Deferred income tax provision	570	54
Loss on disposal of fixed assets	93	—
(Increase) decrease in :
Receivables	(177)	(611)
Inventories	(1,218)	(49)
Other current assets	(239)	(303)
Other assets	(4)	(1)
Increase (decrease) in :
Accounts payable	(147)	70
Accrued expenses	(63)	(248)
Deferred revenue	(12)	41
Non-current taxes payable	117	—

Net cash provided by operating activities	871	130

Cash Flows from Investing Activities :
Purchase of property and equipment	(2,264)	(690)
Purchase of intangible assets	—	(117)

Net cash used in investing activities	(2,264)	(807)

Cash Flows from Financing Activities :
Proceeds from exercise of incentive stock options	470	389
Proceeds from employee stock purchase plan	22	15
Proceeds from long and short term debt	2,000	—
Repayments on financing obligations	(158)	(158)

Net cash provided by financing activities	2,334	246

Effect of exchange rate changes on cash	38	82

Net increase (decrease) in Cash and Cash Equivalents	979	(349)

Cash and Cash Equivalents, Beginning of Period	10,892	10,009

Cash and Cash Equivalents, End of Period	$11,871	$9,660

Supplemental Cash Flow Disclosure :

Cash paid for taxes	148	28

Cash paid for interest	41	37

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
Revenue Recognition
     Revenues composed of sales of immunoassay-based test kits and certain antibodies and immunochemical reagents are recognized upon the shipment of the product and transfer of title, or when related services are provided. Revenues associated with such products or services are recognized when persuasive evidence of an order exists, shipment of product has occurred or services have been provided, the price is fixed or determinable and collectibility is probable. Management is required to make judgments based on actual experience about whether or not collectibility is reasonably assured.
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

New Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities and is intended to respond to investors’ requests for expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on income. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value to any new circumstances. SFAS No. 157 also requires expanded disclosure of the effect on income for items measured using unobservable data, establishes a fair value hierarchy that prioritizes the information used to develop those assumptions and requires separate disclosure by level within the fair value hierarchy. The provisions of SFAS No. 157 are effective for interim financial statements issued for fiscal years beginning after November 15, 2007, in the case of the Company, fiscal 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 on the consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of SFAS No. 115.” The new statement allows entities to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, in the case of the Company, fiscal 2008. The Company is currently evaluating the impact of adopting SFAS No. 159 on the consolidated financial statements.
     In June 2007, the FASB issued EITF No. 07-03, “Accounting for nonrefundable advance payments for goods or services received for use in future research and development activities.” EITF No. 07-03 requires companies that make nonrefundable advance payments for future research and development activities to capitalize the payment, and recognize the expense as the goods are delivered or services are performed. EITF No. 07-03 is effective for fiscal years beginning after December 15, 2007, (in the case of the Company, fiscal 2008), but is to be applied prospectively to new contracts entered into on or after the effective date. The Company is currently evaluating the impact of adopting EITF No. 07-03 on the consolidated financial statements.
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
     As of January 1, 2007, the Company provided a liability for approximately $362 of unrecognized tax benefits, of which $326 would impact the Company’s effective tax rate if recognized. For the three month period ended September 30, 2007, unrecognized tax benefits increased approximately $17 and for the nine month period ended September 30, 2007 increased approximately $68 to approximately $430, of which approximately $376 would impact the Company’s effective tax rate if recognized.
     The Company is subject to U.S. Federal and United Kingdom income tax, as well as income taxes of multiple state jurisdictions. The Company’s 2005 income tax return is currently under review by the Internal Revenue Service. The Company has not at this time received the completed audit report from the Internal Revenue Service, however the Company does not expect the results to have a material impact on the unrecognized tax benefit as a result of the examination.
     The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Upon adoption of FIN 48, the Company had no interest or penalties accrued related to uncertain tax positions, due to available net operating loss carryforwards.

     For federal purposes, post-1992 tax years remain open to examination as a result of earlier net operating losses being utilized in recent years. For state purposes, the statute of limitations remains open in a similar manner for states that have generated net operating losses.
Comprehensive Income
     Comprehensive income (loss) consists of the following for each period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income (loss)	$—	$332	$694	$193

Currency translation adjustment	71	13	38	82

Total comprehensive income (loss)	$71	$345	$732	$275

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Weighted avg. common shares outstanding	20,360,125	20,050,399	20,301,521	19,994,481

Shares used in computing basic net income per share	20,360,125	20,050,399	20,301,521	19,994,481

Stock options	182,169	64,974	188,255	73,046

Shares used in computing diluted net income per share	20,542,294	20,115,373	20,489,776	20,067,527

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
     Share-based compensation expense recorded in the three and nine month periods ended September 30, 2007 and 2006 is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Stock options	$78	$16	$208	$61
Employee stock purchase plan	2	1	6	2
Restricted stock units	54	44	138	172

Total share-based compensation expense	$134	$61	$352	$235

     The deferred income tax benefit related to share-based compensation expense for the nine months ended September 30, 2007 and 2006 was $103 and $92 respectively. Share-based compensation expense is a component of selling, general and administrative expense, and is recorded as a non-cash expense in the operating activities section of the Company’s Consolidated Statements of Cash Flows. The total unamortized fair value of unvested stock options at September 30, 2007 was $430. That cost is expected to be amortized over a weighted average period of 2.2 years.
     The intrinsic value of options exercised during the nine month period ended September 30, 2007 and 2006 was $240 and $274, respectively. Proceeds received from the exercise of stock options and from employee payments into the ESPP totaled $470 and $22, respectively, in the nine month period ended September 30, 2007 and $389 and $15, respectively, in the nine month period ended September 30, 2006. These amounts are recorded in the cash flows from financing activities section of the Company’s Consolidated Statements of Cash Flows.

     Information with respect to the activity of outstanding stock options granted under the 2000 Plan and options granted separately from the 2000 Plan for the nine months ended September 30, 2007 is summarized as follows:

			Weighted	Aggregate
	Number		Average Remaining	Instrinsic
	of Shares	Price Range	Contractual term	Value

Balance, December 31, 2006	1,469,729	$1.88 — $6.94

Granted	180,575	$3.46 — $4.65
Cancelled / Forfeited	(190,534)	$3.05 — $6.94
Exercised	(158,400)	$1.88 — $3.96

Balance, September 30, 2007	1,301,370	$2.50 — $6.94	6.1 years	$1,717

Vested and excercisable at September 30, 2007	1,083,694	$2.50 — $6.94	5.4 years	$1,483

Expected to vest as of September 30, 2007	1,288,870	$2.50 — $6.94	6.0 years	$1,703

     During the nine month period ended September 30, 2007 there were 180,575 options granted with a weighted average grant date fair value of $2.55 per share.
     The following table provides additional information about the Company’s stock options outstanding and exercisable at September 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted Average			Wtd. Average
	Number of	Remaining	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	Contractual Life	Price	Shares	Price
$2.50 — $2.88	155,700	3.5 Years	$2.74	155,700	$2.74
$3.05 — $4.36	1,074,670	6.3 Years	$3.86	883,659	$3.85
$4.55 — $6.94	71,000	7.6 Years	$4.80	44,335	$4.90

$2.50 — $6.94	1,301,370	6.1 Years	$3.78	1,083,694	$3.73

     A summary of the status of the Company’s unvested restricted stock as of December 31, 2006 and changes during the nine month period ended September 30, 2007 is presented below.

		Weighted Average
		Grant Date	Aggregate
	Shares	Fair Value	Intrinsic Value

Non-vested shares of restricted stock at December 31, 2006	85,222	$3.71

Granted	27,000	$3.46
Vested	(15,819)	$3.43

Non-vested shares of restricted stock at September 30, 2007	96,403	$3.69	$355

Shares of restricted stock expected to vest at September 30, 2007	93,703	$3.69	$346

     During the nine month period ended September 30, 2007, there were 27,000 shares of restricted stock granted at a fair value of $3.46. At September 30, 2007, there were 96,403 shares of restricted stock outstanding with a fair value (based on the market price for the stock at the date of grant) totaling $355 and a weighted average remaining term of 1.5 years. Restricted stock granted is generally scheduled to vest over periods of two to four years. The cost of the grant is charged to operations over the vesting period. The total unamortized fair value of unvested restricted stock, at September 30, 2007 was $206. That cost is expected to be amortized over a weighted average period of 1.5 years.
4. INVENTORIES
     The Company’s inventories are valued at the lower of cost or market. For inventories that consist primarily of test kit components, bulk serum and antibody products, cost is determined using the first in, first out method. For inventories that consist of costs associated with the production of custom antibodies, cost is determined using the specific identification method. At September 30, 2007 and December 31, 2006, inventories consisted of the following:

	September 30, 2007	December 31, 2006

Raw materials	$1,401	$1,221
Work in progress	910	653
Finished goods	2,085	1,304

Net inventories	$4,396	$3,178

5. INTANGIBLE ASSETS
     At September 30, 2007 and December 31, 2006, intangible assets consisted of the following:

	September 30, 2007	December 31, 2006	Lives

Goodwill	$4,785	$4,822	N/A
Other	3,134	3,134	2-20
Less — accumulated amortization	(1,800)	(1,619)

Net intangible assets	$6,119	$6,337

6. DEBT
     On May 5, 2000, the Company entered into a financing agreement with a commercial bank, which was amended on August 10, 2007. This agreement provides for up to a $5,000 revolving line of credit, none of which was outstanding and all of which was available at September 30, 2007. The revolving line of credit bears a variable interest rate of between 100 basis points and 225 basis points over the one month LIBOR rate depending upon the ratio of the Company’s funded debt to EBITDA. The Company’s annual effective rate of interest on this line of credit, taking into account the variable interest rate and LIBOR, was approximately 6.50% at September 30, 2007.
     On December 13, 2001, the Company entered into an agreement with a commercial bank to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $1,500 in financing, $404 of which was outstanding at September 30, 2007, and is repayable over seven years, with principal payments that began on October 1, 2002. The loan bears a variable interest rate of between 100 basis points and 275 basis points over the one month LIBOR rate depending upon the ratio of the Company’s funded debt to EBITDA, as defined. Payments are due monthly, with equal amortization of principal payments plus interest. The Company’s annual effective rate of interest on this loan at September 30, 2007 was approximately 6.50%.
     On August 21, 2007, the Company entered into an agreement with a commercial bank to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $2,000 in financing, all of which was outstanding at September 30, 2007, and is repayable over five years, with principal payments that began on October 1, 2007. The loan bears a fixed interest rate of 5.961% with equal amortization of principal payments plus interest.
     Under the terms of the above financings, the Company is required to meet certain quarterly financial covenants that include a ratio of EBITDA to current maturities of debt plus interest and cash paid for taxes greater than 1.50 and a ratio of funded debt to EBITDA not to exceed 3.25. The Company met all of its financial covenants with respect to this indebtedness at September 30, 2007 and expects that it will be able to meet all of its financial covenants with respect to this indebtedness for the remainder of 2007.
     At September 30, 2007 and December 31, 2006, the outstanding balance on all of the Company’s commercial bank debt was $2,404 and $562, respectively. This indebtedness is secured by substantially all of the Company’s assets.

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

Results of Operations
     Three Months Ended September 30, 2007 versus Three Months Ended September 30, 2006
     Revenues for the third quarter of 2007 were essentially unchanged from the third quarter of 2006 at $6.6 million for each reporting period. Revenues for the third quarter were positively impacted by a 15% increase in sales of antibody products and a 24% increase in sales of the Company’s food pathogen testing methods in the third quarter of 2007 as compared to the same period in 2006. These increases were offset by an accelerated but anticipated decline in the Company’s legacy Ag/GMO business of 49% as compared to the third quarter of 2006.
     Operating expenses for the third quarter of 2007 increased 4% to $6.4 million, compared to $6.2 million for the third quarter of 2006. This increase is primarily attributable to a 14% increase in selling, general and administrative expenses a 9% increase in research and development expenses and a loss of $108,000 on disposal of equipment partially offset by a 10% reduction in manufacturing expenses all as described below.
     The Company continued to demonstrate ongoing improvement in gross profit (defined as total revenues less manufacturing expenses) stemming from a favorable shift from lower margin revenue, such as Ag/GMO sales, to higher margin antibody and food pathogen revenues. For the quarter ended September 30, 2007, gross profit totaled $3.9 million, as compared to $3.7 million for the same period in 2006. Gross profit margins were 59.4% for the third quarter of 2007 compared to 55.2% for the same period in 2006, an 8% increase.
     Research and development costs for the third quarter were $723,000, a 9% increase from $666,000 in the prior year period. These costs constituted 11.0% of revenues compared to 10.1% in the prior year. Increases in R&D were primarily associated with the Company’s new Genomic Antibodies® Technology (GAT™) platform as well as ongoing development of the ethanol application of its bacteriophage technology for the selective control of lactic acid producing bacteria.
     SG&A expenses increased to $2.9 million in the third quarter of 2007, a 14% increase from $2.5 million in the third quarter of 2006. As a percentage of sales, SG&A expenses were 44.2% of revenues for the third quarter compared to 38.4% in the prior year. The Company continues to invest in the development of its sales, marketing and customer service capabilities increasing staff 14% during the quarter.
     The Company recorded a loss on disposal of fixed assets totaling $108,000 in the 2007 quarter, related to the disposal of manufacturing equipment that was no longer fit for use. This equipment was replaced during the quarter with a new capital purchase.
     The Company recorded net interest income of $109,000 in the third quarter of 2007 compared to $101,000 in the prior year third quarter. The increase was primarily due to increased interest rates received on higher levels of invested cash during the 2007 period, partially offset by increased interest expense from the $2.0 million term loan financed in August 2007.
     Pre-tax income totaled $275,000 for the three months ended September 30, 2007 compared to pre-tax income of $551,000 for the same period in 2006, a decrease of 50%. This decrease was primarily attributable to the increased R&D and SG&A costs as well as the costs for disposing of equipment unfit for use, all as described above.
     The Company’s effective tax rate was approximately 100% for the three month period ended September 30, 2007 and approximately 40% for the three month period ended September 30, 2006. The 2007 expense also includes additional expense of approximately $158,000 associated with the reconciliation of the December 2006 tax provision to the actual 2006 tax return filed in the third quarter of 2007. The difference between the 2006 tax provision and the 2006 tax return is primarily due to the amount of federal research and experimentation credits utilized, and changes in applicable effective state tax rates. The normalized tax rate without the effect of the additional $158,000 expense as described above for the three month period ending September 30, 2007 was approximately 43%.
     The Company had no net income or loss in the third quarter of 2007, compared to net income of $332,000, or $.02 per diluted share, for the same period in 2006. This decrease was primarily attributable to increased costs for R&D and SG&A, loss on disposal of equipment, and $158,000 in additional tax expense incurred during the 2007 quarter, all as described above. Diluted shares utilized in the computations for the third quarter of 2006 were 20.1 million.

     Nine Months Ended September 30, 2007 versus Nine Months Ended September 30, 2006
     Revenues for the first nine months of 2007 increased 8% to $19.9 million, compared to $18.5 million for the same period in 2006. Revenue gains were driven by antibody sales, which increased 29%, and food pathogen test kit sales, which increased 23%, over the same period in 2006. These gains were offset by a 34% decrease in the sales of the Company’s Ag/GMO product line and a decrease of 6% in sales of the Company’s water quality products in the first nine months of 2007 as compared to the same period in 2006.
     Operating expenses for the first nine months of 2007 increased 2% to $18.8 million, compared to $18.5 million for the first nine months of 2006. This increase is primarily attributable to an 11% increase in research and development costs a 10% increase in selling, general and administrative costs, and a loss of disposal of equipment of $108,000 partially offset by a decrease of 9% in manufacturing costs, all as described below.
     Gross profits (defined as total revenues less manufacturing costs) for the first nine months of 2007 were $12.0 million compared to $9.9 million in the year ago period. Gross margins were 60.4% and 53.4% for the first nine months of 2007 and 2006, respectively, a 13% increase The increase in margins was primarily attributable to a more favorable mix of products sold.
     Research and development spending in the first nine months of 2007 was $2.2 million, an 11% increase from $2.0 million recorded in the first nine months of 2006. These costs constituted 11.0% of net revenues, in the first nine months of 2007, compared to 10.6% of net revenues, in the first nine months 2006. This increase was primarily the result of increased research activity within the antibody product group.
     Selling, general and administrative expenses were $8.7 million for the first nine months of 2007, an increase of 10% compared to $7.9 million for the same nine month period in 2006. This increase was primarily attributable to increased employee related costs, share-based compensation expense and professional fees.
     The Company recorded a loss on disposal of fixed assets totaling $108,000 in the 2007 period, related to the disposal of manufacturing equipment that was no longer fit for use. This equipment was replaced during the quarter with a new capital purchase.
     The Company recorded net interest income of $335,000 in the first nine months of 2007 compared to $275,000 in the first nine months of 2006. The increase was primarily due to higher levels of invested cash and increased interest rates received on invested cash during the 2007 period, partially offset by increased interest expense from the $2.0 million term loan financed in August 2007.
     Pre-tax income totaled $1.4 million for the nine months ended September 30, 2007, an increase of 352% or $1.1 million compared to pre-tax income of $316,000 for the same period in 2006. This increase was primarily attributable to increased revenues and gross margins partially offset by higher R&D and SG&A costs, in addition to a loss in the 2007 period related to the disposal of equipment, all as described above.
     The Company’s effective tax rate was approximately 51% for the nine month period ended September 30, 2007 and approximately 39% for the nine month period ended September 30, 2006. The 2007 expense also includes additional expense of approximately $158,000 associated with the reconciliation of the of the December 2006 tax provision to the actual 2006 tax return filed in the third quarter of 2007. The difference between the 2006 tax provision and the 2006 tax return is primarily due to the amount of federal research and experimentation credits utilized, and changes in applicable effective state tax rates. The normalized tax rate without the effect of the additional $158,000 expense as described above for the nine month period ending September 30, 2007 was approximately 40%.
     Net income in the first nine months of 2007 was $694,000, or $0.03 per diluted share, an increase of 260% or $501,000, compared to net income of $193,000, or $0.01 per diluted share, for the same period in 2006. This increase was primarily attributable to increased revenues and margins, partially offset by increased costs for R&D and SG&A, loss on disposal of equipment and $158,000 in additional tax expense, all as described above. Diluted shares utilized in these computations were 20.5 million and 20.1 million for the first nine months of 2007 and 2006, respectively.

Product Groups
Antibody Products
     Antibody revenues increased 15% to $3.6 million in the quarter ended September 30, 2007 compared to $3.1 million for the same period in 2006. For the quarter, antibody revenues were 55% of total revenues compared to 47% in 2006. For the first nine months of 2007 antibody revenues increased 29% to $10.5 million from the $8.1 million recorded in the first nine months of 2006. For the nine months ended September 30, 2007 antibody revenues were 52% of total revenues compared to 44% for the nine months ended September 30, 2006.
Food Safety Products
     Food safety revenues declined 17% to $1.7 million for the third quarter of 2007 compared to $2.1 million for the same period in 2006. For the nine months ending September 30, 2007 and 2006, food safety revenues declined 11% to $5.7 million from $6.4 million, respectively.
     Food pathogen sales (a subset of food safety sales) increased 24% to $1.1 million in third quarter of 2007, as compared to $886,000 in the third quarter of 2006. For the nine months ending September 30, 2007 and 2006, food pathogen sales increased 23% to $3.2 million from $2.6 million, respectively.
     Ag-GMO products (a subset of food safety sales) were down 49%, to $607,000 for the third quarter of 2007 as compared to $1.2 million in the 2006 third quarter. For the nine months ending September 30, 2007 and 2006, Ag/GMO sales decreased 34% to $2.5 million from $3.8, million respectively. Management expects that recently announced plans to discontinue required testing for the StarlinkTM trait will further accelerate attrition in this product line.
Water and Environmental Products
     Water and environmental products revenue decreased 12% to $1.3 million from $1.4 million when comparing the quarters ended September 30, 2007 and 2006. For the first nine months of 2007, water and environmental products revenues decreased to $3.8 million from $4.0 million or 6% when compared to the first nine months of 2007 to the first nine months of 2006.
Liquidity and Capital Resources
     The net cash provided by operating activities of $871,000 for the first nine months of 2007 was primarily the result of net income of $694,000, non-cash expenses for depreciation, amortization and share-based compensation expense of $1.3 million as well as deferred taxes of $570,000, all partially offset by increased inventories of $1.2 million and increased other current assets of $239,000.
     Net cash used in investing activities of approximately $2.3 million for the first nine months of 2007 was primarily related to capital expenditures for the period. This compares to net cash used in investing activities of $807,000 for the first nine months of 2006. The capital expenditures for 2007 are primarily related to construction in progress at the Maine animal site, as well as for purchases of land, laboratory and manufacturing equipment. For 2006, the capital expenditures are primarily related to purchases of laboratory and manufacturing equipment.
     Net cash provided by financing activities of $2.3 million for the first nine months of 2007 was primarily related to the addition of a new term loan with proceeds of $2.0 million and proceeds of $470,000 from the exercise of stock options, offset by repayments of outstanding debt. Net cash provided by financing activities for the first nine months of 2006 of $246,000 were primarily driven by $389,000 in proceeds from the exercise of stock options, which was offset by repayments of outstanding debt.
     The Company’s working capital, current assets less current liabilities, increased $2.6 million to $19.4 million at September 30, 2007 from $16.7 million at December 31, 2006, primarily reflected as increases in inventory of $1.2 million and cash of $979,000. Outstanding debt increased $1.8 million from $562,000 at December 31, 2006 to $2.4 million on September 30, 2007, due to the addition of a $2.0 million term loan and offset by scheduled repayments of previously acquired debt.

     The Company has a financing agreement with a commercial bank that provides for up to a $5.0 million revolving line of credit, none of which was outstanding and all of which was available at September 30, 2007. The revolving line of credit bears a variable interest rate of between 100 basis points and 225 basis points over the one month LIBOR rate depending upon the ratio of the Company’s funded debt to EBITDA. The Company’s annual effective rate of interest on this line of credit, taking into account the variable interest rate and LIBOR, was approximately 6.50% at September 30, 2007.
     On December 13, 2001, the Company entered into an agreement with a commercial bank to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $1,500 in financing, $404 of which was outstanding at September 30, 2007, and is repayable over seven years, with principal payments that began on October 1, 2002. The loan bears a variable interest rate of between 100 basis points and 275 basis points over the one month LIBOR rate depending upon the ratio of the Company’s funded debt to EBITDA, as defined. Payments are due monthly, with equal amortization of principal payments plus interest. The Company’s annual effective rate of interest on this loan at September 30, 2007 was approximately 6.50%.
     On August 21, 2007, the Company entered into an agreement with a commercial bank to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $2.0 million in financing, all of which was outstanding at September 30, 2007, and is repayable over five years, with principal payments that began on October 1, 2007. The loan bears a fixed interest rate of 5.961% with equal amortization of principal payments plus interest.
     Under the terms of the above financing, the Company is required to meet certain quarterly financial covenants that include a ratio of EBITDA to current maturities of debt plus interest and cash paid for taxes greater than 1.50 and a ratio of funded debt to EBITDA not to exceed 3.25. The Company met all of its financial covenants with respect to this indebtedness at September 30, 2007 and expects that it will be able to meet all of its financial covenants with respect to this indebtedness for the remainder of 2007.
     For the quarter ended September 30, 2007, the Company satisfied all of its cash requirements from cash provided by operating activities, cash available and on-hand and from the financing agreements described above. At September 30, 2007, the Company had approximately $1.8 million in long-term debt and stockholders’ equity of $36.8 million. In April 2007, the Company committed to construction of an approximately $1.4 million addition to its animal facility in Windham, Maine, of which approximately $1.3 million has been expended at September 30, 2007.
Contractual Obligations
     The Company is committed to making cash payments in the future on two types of contracts: our long-term indebtedness and leases. The Company has no off-balance sheet debt or other such unrecorded obligations. Below is a schedule of the future payments that the Company was obligated to make based on agreements in place as of September 30, 2007.

	Payments Due by Year
						2012 and
	2007	2008	2009	2010	2011	Beyond	Total
	(in thousands)
Long-term debt	$311	611	540	400	400	300	2,562
Operating leases	$654	482	478	38	19	0	1,671

Total contractual cash obligations	$965	1,093	1,018	438	419	300	4,233

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
     The calculation of the Company’s EBITDA measure (as discussed above), and the reconciliation of the Company’s EBITDA measure to net cash provided by operating activities for the nine months ended September 30, 2007 and 2006, respectively, is as follows (amounts in thousands):

	Nine Months Ended September 30,
	2007	2006

Net cash (used in) provided by operating activities	$871	$130
Changes in assets and liabilities:
Receivables	177	611
Inventories	1,218	49
Other current assets	239	303
Other assets	4	1
Accounts payable	147	(70)
Accrued expenses	63	248
Deferred revenue	12	(41)
Non-current taxes payable	(117)	—
Loss on disposal of fixed assets	(93)	—
Net change in deferred income tax	163	69
Share-based compensation expense	(352)	(235)
Interest income, net	(335)	(275)

EBITDA	$1,997	$790

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company has exposure to changing interest rates, and is currently not engaged in hedging activities. Interest on approximately $404 of outstanding indebtedness is at a variable rate of 100 basis points over the published one month LIBOR rate. At the Company’s current level of indebtedness, each 1% change in the variable interest rate will have an effect of $4 on the Company’s annual interest expense charges.
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
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
(b) Change in Internal Control over Financial Reporting
     For the year ended December 31, 2006, the Company provided for an estimate or provision of the taxes applicable to 2006. In connection with preparing its quarterly financial statements for the quarter ended September 30, 2007, the Company, with the assistance of an external tax consultant, engaged in a reconciliation of that tax provision to the actual tax return filed by the Company. With respect to the quarter ended September 30, 2007, the Company determined, in consultation with its external tax consultant that an additional tax expense would need to be reflected for the third quarter of 2007 as a result of this reconciliation.
     In providing the Company with a calculation of this additional tax expense, the external tax consultant made an error in its calculations that resulted in the Company reporting, in its earnings release dated November 1, 2007, an income tax expense for the nine-month and three-month periods ended September 30, 2007 that was not accurate. Specifically, in the press release the Company reported income tax expense for such periods as $633,000 and $175,000, respectively. The actual amounts of income tax expense for such periods were $733,000 and $275,000, respectively.
     The error was identified in conjunction with the review of the third quarter financial statements by the Company’s independent auditor.
     The Company has corrected the amount of income tax expense, and the other financial results of which this amount is a component, for the periods referenced above in this Quarterly Report on Form 10-Q. In addition, prior to the year ending December 31, 2007, the Company intends to take appropriate measures to insure the accuracy of its year end tax provision.

PART II — OTHER INFORMATION
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

STRATEGIC DIAGNOSTICS INC.
Date: November 14, 2007	/s/ Matthew H. Knight
Matthew H. Knight
President, Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2007	/s/ Stanley A. Fronczkowski
Stanley A. Fronczkowski
Vice President — Finance and Chief Financial Officer (Principal Financial and Accounting Officer)