Form 10-K
period 2007-12-31
STRATEGIC DIAGNOSTICS INC/DE/
filed 2008-03-31
CIK 911649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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
Common Stock, $.01 Par Value
(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.           Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.           Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.         Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was $70,504,684, calculated by using the number of shares outstanding and the closing price of the common stock on June 29, 2007 (the last business day of the Registrant’s most recently completed second fiscal quarter).

As of March 20, 2008 there were 20,483,061 shares outstanding of the Registrant’s common stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed no later than April 29, 2008 with the Securities and Exchange Commission relative to the Company’s 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

PART I		1

ITEM 1.	BUSINESS	1

Overview		1
Genomic Antibody™ Technology		3
Immunoassay Technology		4
Bacteriophage Technology		5
Bioluminescence Technology		6
Sales and Marketing Strategy		12
Competition		12
Markets and Products		13
Regulatory Approvals		14
Manufacturing		15
Research and Development		16
Proprietary Technology and Patents		17
Employees		19

ITEM 1A.	RISK FACTORS	19

ITEM 1B.	UNRESOLVED STAFF COMMENTS	23

ITEM 2.	PROPERTIES	24

ITEM 3.	LEGAL PROCEEDINGS	24

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	24

PART II		25

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	25

	Stock Performance Graph	26
ITEM 6	SELECTED FINANCIAL DATA	27

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	28

Forward-Looking Statements		28
Overview		28
Results of Operations		30
Year ended December 31, 2007 versus year ended December 31, 2006		30
Year ended December 31, 2006 versus year ended December 31, 2005		31
Liquidity and Capital Resources		34
Off Balance Sheet Arrangements		37
Contractual Obligations		37
Critical Accounting Policies		37

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	42

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	42

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	42

ITEM 9A.	CONTROLS AND PROCEDURES	42

ITEM 9B.	OTHER INFORMATION	43

PART III		44

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	44

ITEM 11.	EXECUTIVE COMPENSATION	45

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	45

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	45

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	46

PART IV		46

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	46

PART I

Item 1. Business

Overview

Strategic Diagnostics Inc. ("SDI" or the "Company") is an antibody technology company with a core mission of developing, commercializing and marketing innovative and proprietary biotechnology that preserves and enhances the quality of human health.

SDI’s bio-services division supplies critical reagents used in the diagnosis of disease.  The Company’s new Genomic Antibody Technology™ is gaining wide adoption in proteomic research, and drug/biomarker discovery among academic, biotech, in-vitro diagnostic and large pharmaceutical customers.

SDI’s industrial immunoassays represent state of the art technology for rapid, cost effective detection of food and water contaminants.  SDI’s RapidChek® kits are experiencing fast growing adoption for the detection of pathogens such as E. coli, Salmonella and Listeria in the processing and manufacturing of food and beverages.

SDI technology is also finding new applications in strategic emerging markets such as renewable fuel, where the application of its patent pending phage technology is being developed to increase corn-to-ethanol profits through improvments in plant efficiency that generate higher yields at a lower operational cost.

By applying its core competencies of creating proprietary antibodies and assay development, the Company has produced unique, sophisticated testing and reagent systems that are responsive to customer diagnostic and information needs.

Beginning in the fourth quarter of 2004, the Company undertook a deliberate shift in its activities to address the rapidly emerging opportunities for proteomics. The analysis of the expression, localizations, functions, and interactions of proteins is one of the most rapidly growing areas of the life sciences industry.  SDI’s proprietary antibody technology has growing acceptance as a game-changing innovation for drug research, development, in-vitro diagnostics, and bio-marker discovery.  In addition to supporting customer based initiatives, SDI continues to build its own, high throughput discovery platforms and will pursue its own bio-marker candidates.

SDI is customer focused.  The Company’s goals are to consistently deliver more value to our customers and reduce the costs and risks of doing business.  SDI sales professionals focus on delivering a quantifiable “return on investment” to their customers by reducing time, labor, and/or material costs associated with applications for which the Company’s products are used. In addition, the Company believes its tests provide high levels of accuracy, reliability and actionability of essential test results as compared to alternative products. The Company is focused on sustaining profitable growth by leveraging its expertise in immunology, proteomics, bio-luminescence and other bio-reactive technologies to successfully develop proprietary products and services that enhance the competitive advantage of its customers.

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

The Company currently meets its customers’ needs and generates revenues through two divisions, bio-services and industrial bio-detection services, which are described as follows:

Bio-Services

SDI is a leader in providing a wide array of products and services, including custom antibodies, catalog antibodies, bulk antibodies and associated bio-processing services, SDI is an outsourcing partner for production of monoclonal and polyclonal antibodies embedded in commercialized products offered by leading diagnostic and pharmaceutical companies. SDI serves the research, bio-technology, human diagnostic, animal diagnostic and pharmaceutical industries.  SDI’s many customers benefit from the Company’s proficiency and expertise in four areas:

•
The Company is fully integrated from antigen design, through large scale production and bio-processing.  Current Good Manufacturing Practices-certified (cGMP) facilities employ sophisticated production processes to reduce costs and deliver high quality.

•	SDI employs the scientific expertise required to anticipate, prevent and solve the most complex customer challenges.

•
Modern information technology and customer support systems allow SDI’s OEM customers to gain better production and product information, often better than they were able to generate in their own facilities.

•	SDI continues to be the market’s innovation leader with the introduction of its Genomic Antibody Technology™ platform.

The use of antibodies is a proven methodology used in research and diagnostics, and is of particular importance in proteomics, a rapidly growing segment of the Life Sciences market which involves the large-scale study of proteins, particularly as they relate to human conditions such as, among others, cancer, cardiovascular disease and neurological disorders.

Industrial Bio-Detection Tests

SDI’s detection technologies allow industrial customers to rapidly and cost-effectively identify the presence of adulterants, such as chemical toxins, biological pathogens and other contaminants, that can compromise human or environmental safety, and/or financially impact efficiencies of production processes. Many of SDI’s products are in the form of single use test devices, sample prep materials and reagents, thus creating recurring revenue opportunities. Specific industry applications include:

•
Food and Beverage Manufacturing: Systems for high efficiency testing for the identification of pathogens and toxins in food, water and the manufacturing environment.  Systems for the rapid assessment of cleanliness and sanitation in food production and food service facilities.

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

In addition to this annual report on Form 10-K, the Company files periodic and current reports, proxy statements and other information with the SEC. The Company will provide these documents, free of charge, if interested parties request copies by sending a letter to the Company’s Investor Relations Department at the address set forth on the cover of this report. The Company can also be contacted through its Internet home page, www.sdix.com. Interested parties may also read and copy any document the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Please call the SEC at (800) SEC-0330 for further information about the public reference facilities. These documents also may be accessed through the SEC’s electronic data gathering, analysis and retrieval system (“EDGAR”) via electronic means, including the SEC’s home page on the Internet, www.sec.gov.

The Company has adopted a Code of Ethics, within the meaning of applicable SEC rules, applicable to its Chief Executive Officer, Chief Financial Officer, Controller other corporate officers and directors. The Code of Ethics is available on the Company’s internet home page and is further available, free of charge, by sending a written request to the Company’s Investor Relations Department. If the Company makes any amendments to this Code (other than technical, administrative, or other non-substantive amendments), or waives (explicitly or implicitly) any provision of the Code of Ethics to the benefit of our Chief Executive Officer, Chief Financial Officer, Controller other corporate officers or directors, it intends to disclose the nature of the amendment or waiver, its effective date and to whom it applies in the investor relations portion of the website, or in a report on Form 8-K that filed with the SEC.

Genomic Antibody™ Technology

Innovation is a key element of SDI’s strategy for establishing and maintaining sustainable, competitive differentiation in our key markets.  In 2006, SDI introduced its initial commercial offering based on a new, proprietary platform for antibody generation called Genomic Antibody Technology™ (GAT).  Based on the technical success of its first product, the Company introduced more commercially attractive products in May 2007.  The new Genomic Antibody Technology™ products and services utilize proprietary, technically sophisticated methods to produce high value antibody reagents.

GAT was developed to take advantage of SDI’s leading capabilites for high volume production of unique antibodies and the growing need for high quality reagents in biomarker and drug discovery.  Antibodies are essential research and discovery tools and have a growing role in the diagnosis and treatment of disease.  The demand for high quality antibodies is growing, and it is estimated that today, a commercially available antibody exists to less than 10% of the human proteome.  Furthermore, the historical production of high quality antibodies has not changed in more than 20 years and is generally characterized as time consuming, complex and of low efficacy; particularly with deficiencies in sensitivity and specificity.

In contrast, SDI’s new GAT is characterized by a high throughput production process that is robust, reproducible, high performance and low cost.  Numerous propretary innovations produce a quality antibody product that is allowing SDI to pursue new revenues through a leadership position in providing the research, biomarker discovery and therapeutic development community with next generation antibody tools.  The Company is also pursuing its own proteomic research. SDI’s application of powerful proprietary computer algorithms gives the GAT system a genome-wide perspective of proteins across medically important systems and organisms.

Advances in biomedical science are focused on bringing clarity to the complexity of biological systems and the mechanisms of disease.  Over the past 20 years, science has moved through a rational progression of genetic sequencing and analysis, profiling the behavior of genes and their expression patterns, and understanding the implications of human genetic diversity governing these processes.  Ultimately, however, all disease occurs within the proteome or the realm of protein activity and subsequent interaction.  The intricacies within the sequence-structure-function relationship between DNA and protein are the key to understanding and elucidating the next advances in human health.  Protein presence, absence, or modification is the ultimate reporter of diagnostic, prognostic, and analytic information.

The scope and scale of modern protein research demands new technologies to increase productivity and precision.  Throughout proteomic research, the antibody remains a widely used tool to understand the dynamics of proteins.  Antibodies are used in numerous platforms and assays each designed to measure the profile of the targeted protein.  However, lack of pertinent antibody content is currently acknowledged as a significant impediment to breakthroughs in the discovery and development of new biomarkers and bio-therapeutic agents.

At the heart of the GAT system is its ability to take a gene or protein sequence and produce a recombinant protein inside the host animal, thereby activating an immune response to the encoded protein. This allows the production of antibodies generated against the protein’s native structure, rather than traditional methods that must first produce an artificial protein or immunogen which is then used as a vaccine to produce an antibody. Among the many advantages of the GAT is its ability to enable the development of reagents against traditionally difficult cellular targets, such as highly conserved and transmembrane proteins. The system is highly efficient and scaleable, allowing the generation of custom libraries consisting of hundreds of antibodies for use in the drug discovery, diagnostic, and research markets.

In both internal research projects and collaboration with academic and commercial customers, GAT has produced reagents that have consistently demonstrated superior performance in the recognition and targeting of native protein targets in experimental models and clinical samples as compared to reagents made with traditional methods.  SDI’s collaboration with MD Anderson Cancer Center has shown significant utility of GAT derived antibodies in the search for breast cancer biomarkers.  The Human Protein Atlas has accepted many of SDI’s GAT antibodies as reference reagents in their extensive tissue staining initiative. Many other collaborations are underway to demonstrate performance of SDI's GAT antibodies across a number of biomedical endeavors.

In 2007 the performance, clear financial benefit and dependability of this system have been validated by hundreds of customers across all biomedical markets.  SDI is currently utilizing this platform to generate a significant number of these innovative reagents as products sold under the SEQer brand via SDI’s web-based catalog.

SDI’s SEQer oncology-focused portfolio is comprised of antibody tools that target proteins associated with cancer pathogenesis and progression.  The antibodies in the SEQer portfolio succeed in delivering usable data with more proteins and in more applications than traditional reagents; better antibodies for better results.  Too often with traditional antibody development, the inability to structurally replicate the design of the synthetic antigen defeats the underlying goals of antibody production.  In contrast, SEQer antibodies are unmatched in target specificity and reactivity.  This performance is grounded in the core performance advantages of Genomic Antibody Technology™. The portfolio continues to grow in content scope with over 100 new products commercialized per month; far faster then any other antibody product provider. Moreover, SDI's high throughout processes for GAT permit easy scale-up of production to high levels as demand grows.

Immunoassay Technology

An immunoassay is an analytical test that uses antibodies to detect the presence of a target substance in a complex sample matrix such as blood or other tissue with high degrees of sensitivity, precision and accuracy.

The technology was first developed more than 40 years ago and is a cornerstone of laboratory diagnostic testing in the medical industry.  Therapeutic drug monitoring, drugs of abuse testing, hormone tests, infectious disease testing (e.g., AIDS and hepatitis) and pregnancy testing are all based on immunoassay and employ antibodies as critical reagents.  In the burgeoning fields of proteomics and biomarker discovery, immunoassays play a central role in the detection and quantification of proteins associated with disease diagnosis, prognosis and progression, and therapeutic toxicity, efficacy and outcome.  The Company’s scientists are expert in the development of antibodies and immunoassays in all fields of use including medical diagnostics and human healthcare.  Recent activities by Company scientists have been focused on developing multiplexed immunoassay tests employing the Company’s Genomic Antibodies for commercial sale and biomarker discovery in the field of proteomics, especially cancer.

In addition, the Company has taken this same technology that has developed in the medical diagnostics arena and applied it to a variety of industrial and agricultural applications. As with medical applications, immunoassay technology has demonstrated its value in these markets by virtue of its ability to yield reliable, accurate, cost-effective and timely results in a manner previously unavailable.

The major attributes of immunoassay technology can be summarized as follows:

Sensitivity:
Immunoassays can measure extremely low concentrations of many different types of substances, including proteins and drugs (e.g., picograms per mL, or parts per trillion; i.e., one-ten millionth of one gram in a liter of liquid).

Specificity:	Immunoassays can measure one specific substance in a highly complex sample, such as blood or tissue biopsy, dispensing with, or reducing the need for sample preparation.

Speed:	Total time to obtain a test result ranges from one minute to several hours as compared to several days to several weeks with many competing laboratory testing methods.

Cost:	The price-per-test for immunoassays ranges from $1 to $50, industry wide; the price-per-test for similar laboratory testing can range from $5 to $1,000.

Precision and Accuracy:	Immunoassays are highly quantitative analytical methods used routinely for making life and death decisions in the field of human healthcare.

Flexibility:
Immunoassays can be developed in a wide variety of test formats including; laboratory-based tests, disposable, single-use units (home pregnancy test), and large automated instruments. Many individual immunoassays can be multiplexed together for analysis of many proteins or analytes in a single sample.  They can be designed for use by non-technical persons on-site under a variety of field conditions for testing of diverse sample types.

Immunoassay technology relies on the specific binding characteristics of antibodies. Antibodies are proteins made by cells within the bodies of animals as part of the immune system response to invasion by foreign substances such as foreign proteins, bacteria and viruses. The attributes of antibodies that are useful in diagnostic tests are that they physically bind only to the substance that elicited their production and that the binding is very strong. This characteristic of specific binding (specificity) makes antibodies useful tools for detecting substances in complex samples such as blood serum and plasma, tissue biopsies, urine, saliva, cerebral spinal fluid and other human samples, plant tissue, soil and water.  Strong binding enables detection of substances at very low concentrations (sensitivity).   Immunoassay technology has advanced to the point that antibodies can be made to a wide variety of substances including proteins, microorganisms, drugs, hormones, polymers, environmental pollutants and other chemicals.

Once an antibody reagent that has the desired performance characteristics (sensitivity and specificity) has been identified, it can be incorporated into a test format that is appropriate for the intended application. In the human clinical diagnostic market, antibodies are employed as reagents on large, automated instruments that can analyze hundreds of samples per hour. In contrast, antibodies also can be packaged into single use, disposable formats such as home pregnancy tests. Immunoassays can be designed to be highly quantitative or yield a simple yes/no result. The type of test format chosen for any given application depends on the needs of the customer or application, and may include factors such as ease-of-use, cost-per-test and number of samples to be tested. The Company’s expertise with multiple immunoassay formats, coupled with a thorough understanding of the needs of a market and specific customer applications, has allowed the Company to develop a diverse array of immunoassay products designed to meet the analytical needs of multiple, sizable markets.  This same expertise is core to the Company’s ongoing proteomics research and discovery initiatives.

Bacteriophage Technology

Bacteriophage, or phage, are viruses that infect bacteria.  They are highly specific for the type of bacteria that they infect and do not infect any other living cell from any other organism including animal, plant, fungus or yeast.  The specificity of phage is so high that a given phage will only infect certain types of bacteria.  A specific type of bacteriophage (lytic) can be used to reduce contaminating bacteria in many processes.  Lytic phage is introduced to a cell, kills the targeted bacteria and in the process replicated to create additional phage viruses that can seek out and kill additional bacteria.  Subsequent rounds of replication result in an exponential increase in the number of infectious phage and a very rapid and dramatic decline in contaminating bacteria.

Because lytic bacteriophage specifically kill their bacterial hosts and not other living cells, purified preparations of phage have been used medicinally to treat bacterial infections of plants and animals, including humans.  The use of bacteriophage as a human therapeutic attests to the biological specificity and safety of these viruses.  In the last two years, the U.S. FDA has approved the use of bacteriophage products for direct application to ready-to-eat foods for reduction of Listeria bacteria based on the determination that phage are “generally recognized as safe” (GRAS).

The Company has filed patent applications claiming the use of specific lytic bacteriophage to control contaminating bacteria in large scale industrial fermentation processes such as ethanol and lysine production.  In these processes, a production organism, such as yeast in the case of ethanol production, is used to convert sugar derived feedstocks such as ground corn into ethanol.  Normal soil bacteria contaminating the corn also thrive in these conditions, compete for nutrients, and reduce process efficiency and yield.  Traditionally, antibiotics were used to control harmful bacteria. They can, however, have a negative effect on the production organism.  The Company believes that the use of bacteriophage is a significant improvement over use of antibiotics and will have an impact on yield and cost associated with the production of ethanol from feedstocks.  SDI’s scientists are actively engaged in the development of specific bacteriophage reagents together with industry-leading producers of ethanol products.

The Company is also applying its bacteriophage technology in its test kit products for the detection of bacterial food pathogens, including its Salmonella SELECT product, and an E. coli SELECT product that is currently in development.  When present, pathogenic bacteria often occur in very low numbers in food in comparison to a much greater number of non-pathogenic bacteria.  In such instances, the non-pathogenic bacteria can “out-compete” the pathogenic bacteria, rendering the pathogens undetectable by the analytical method and giving rise to falsely negative results.  In other cases, the analytical method may “crossreact” with non-pathogenic bacteria giving rise to false positive results.  The Company has filed patent applications claiming the use of bacteriophage to control competing and crossreacting bacteria, thereby reducing false positive and negative results and improving analytical test performance.

Bioluminescence Technology

The company’s Microtox® and Deltatox® tests use certain strains of luminescent bacteria as biosensors of toxicity, especially in water samples. These bacteria, when exposed to certain chemicals, undergo a chemical reaction resulting in the emission of visible light.

Toxicity testing using the Company’s bioluminescence technology is based on exposing the luminescent bacteria to a test sample and determining light output as a measure of toxicity.  The products employing the technology are used primarily for testing water and are largely viewed as a “gold standard” in the industry.  SDI’s solutions include the instrumentation, reagents and software necessary to employ testing.  The Company has developed and sells proprietary software to analyze the results and calculate toxicity according to industry standard and regulatory methods.  These solutions are highly reliable and offer significantly greater precision than other commonly applied measures of toxicity employing small numbers of living organisms (e.g., fish).  The Company’s products, reagent kits, instruments and software provide for rapid and inexpensive assessment of toxicity in multiple applications including official regulatory methods in many countries worldwide.

The major attributes of the Company’s bioluminescence bacteria toxicity technology can be summarized as follows:

Sensitivity:	Response of the system correlates with traditional live animal and microorganism toxicity tests, bioassay procedures, tissue culture tests and other chemical and enzymatic assays.

Standardized:	Standardized reagents and test procedures make test-to-test and lab-to-lab comparisons possible.

Speed:	Samples can be tested in 30 minutes.

Cost:	Cost per test is significantly lower than traditional laboratory toxicity testing methods.

Accuracy:	Provides a reproducible, quantitative measure of toxicity or bioreactivity.

Flexibility:	Bioassay organisms are handled as a chemical reagent. Response is monitored instrumentally and presented as digital output or graphical data. No special operator skills are required.

Antibody Products & Services

The Company, develops, manufactures and markets a broad range of monoclonal and polyclonal antibody products and services. SDI is the preferred antibody supplier to a number of leading pharmaceutical companies and supplies all major manufacturers of in-vitro diagnostics.  SDI is the production partner for numerous catalog antibody providers, peptide/protein antibody providers and a large number of academic and government investigators.  Specific expertise includes hybridoma development, cell culture techniques, large-scale ascites and antisera production, large-scale antibody purification, chemical modification of immunogens and antibodies, characterization of antibodies and a complete array of related services. The Company also manufactures a line of human-serum-based calibrators that are assayed for many serum protein markers for which the Company manufactures and markets the corresponding antisera products.

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

Service and expertise are the foundation to our competitive advantage, and there are four distinct capabilities that are the basis of differentiation between SDI and its competitors:

•
SDI maintains large, state of the art, and fully accredited production facilities.  Production activities within these facilities are process centered for maximum efficiency. All of these attributes, stemming from over 20 years of OEM antibody production experience assure that our clients achieve the highest quality and value.

•
The SDI technical community has hundreds of years of combined experience in all aspects of antigen design, immunology, protein chemistry, microbiology and immunology.  The capabilities of our scientific community allow collaboration with our clients to produce reagents that work in the final desired assay formats.

•	SDI clients gain full access to all information pertaining to the progress of their projects through the Company’s proprietary STAR (Schedule Tracking & Antibody Reporting) web site.
•	SDI is one of the most innovative antibody technology companies as evidenced in our advanced antibody production and formulation technologies.

Strategic Diagnostics is the largest custom antibody provider in the United States with over 75,000 animals dedicated to antibody production.  Facilities are accredited by AAALAC, the highest standard in laboratory animal care.  SDI is licensed by the USDA and registered with the NIH Office of Laboratory Animal Welfare.

Food Safety

The Company’s food safety product line includes enrichment media and rapid tests to detect food pathogens, including E. coli O157:H7, Listeria and Salmonella. The Company has also acquired rights to exclusive US distribution of a hand held hygiene monitoring system. The Company is a leader in tests for targeted traits in genetically engineered plants, tests to detect Genetically Modified (GM) traits in food ingredients and food fractions, tests to detect naturally occurring fungi in grains (mycotoxins) and tests for and products to detect prohibited animal proteins in animal feed (ruminant feed testing).

Food Pathogen Testing

Pathogen specific testing is an increasingly important part of microbiology testing performed in the global food industry. The world-wide market for rapid method pathogen tests is estimated to be between $200 and $300 million according to independent studies and the Company’s own market research. The market for proprietary enrichment media is estimated to be between $50 and $100 million. According to several independent studies, the market for pathogen tests grew at an average rate of 6% in 2007 and this growth rate is expected for the next three years. However, market research also suggests that annual growth has slowed in this segment. Growth in pathogen testing is driven primarily by regulatory changes, customer testing trends, industry consolidation, and globalization of the world’s food supply.

Since 2001, the Company has invested in the development and market introduction of products for the detection of pathogenic microorganisms in food. In 2002, the Company introduced its first test method for the pathogen E. coli O157:H7. This product has received ongoing market acceptance in the United States. In 2005, the Company was notified that its RapidChek E. coli O157:H7 assay had been selected as the assay method of choice for the National School Lunch Program for screening raw and frozen beef for the organism. The National School Lunch Program is a federally-assisted meal program that operates in over 97,000 public and non-profit private schools and residential childcare institutions. The United States Department of Agriculture (USDA) is responsible for determining that the meat produced for the National School Lunch Program is safe. In addition, the RapidChek test for detection of E. coli O157:H7 was selected by the Food Safety Inspection Service (FSIS) as an approved methodology for screening of the organism in raw beef samples. The FSIS section of the USDA conducted a rigorous evaluation of rapid methods that are currently on the market for screening pathogens, including polymerase chain reaction (PCR), and automated/manual immunoassays and benchmarked kit performance against the current USDA traditional cultural method. The RapidChek E. coli O157:H7 method was evaluated and determined to be the “best in class” against the other immunological methods tested. RapidChek has been included in the USDA Microbiological Laboratory Guidelines (MLG) as one of only two immunoassays that is recognized for use for screening raw beef for E. coli O157:H7. The Company believes that the acceptance of its method by the agencies regulating Food Safety will increase sales as producers seek to use methods that have been evaluated by the regulatory agencies.  The RapidChek E. coli O157:H7 test system has also received international recognition with regulatory approvals in both Canada (CFIA) and Australia (AQIS).

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

In August 2006, the Company launched its new RapidChek SELECT Salmonella test with AOAC-RI approval at the International Association of Food Protection Meeting (IAFP) in Calgary, Canada.  This novel test is based on a patent pending phage technology combined with SDI’s next generation lateral flow technology and has revolutionized the Salmonella testing arena.  The RapidChek SELECT test was developed to meet some of the challenges faced in Salmonella testing, including high false positive and negative rates, which can be particularly prevalent in high burden samples.  The patent claims technology that increases both the specificity and sensitivity of rapid pathogen tests.  In September 2006, the RapidChek SELECT Salmonella test was the first lateral flow test approved for the National Poultry Improvement Plan (NPIP), and will provide an attractive alternative to current methods used such as labor intensive cultural methodologies.  The Salmonella SELECT test was evaluated and adopted by several of the top poultry and beef processors in 2007.   The launch and acceptability of RapidChek SELECT in the market has also facilitated the increase in sales of the RapidChek Listeria system, as most processors prefer to utilize one platform for multiple testing needs.  Customers have cited the use of SELECT contributing to improved laboratory efficiencies and significant savings as compared to what they were previously using to test.  This same patent also makes important claims for composition and methodology associated with the enrichment and control of production organisms in large scale industrial bio-processing applications. The Company intends to develop these applications for licensing purposes during early 2008.

In July 2007, the Company acquired exclusive U.S. distribution rights for the Lumitester® PD-10N/LuciPac™ W system from Kikkoman.   The Lumitester/LuciPac test system is a unique patented platform with a proprietary enzyme recycling technology that enables detection of both AMP and ATP.  It offers advantages over other hygiene monitoring systems in the marketplace, which due to the source, and unstable nature of ATP, may not give a true indication of cleaning efficiencies.  AMP is a stable molecule, present in high quantities in biofilms and gives users a more precise, reproducible indication of both cleaning and sanitation effectiveness.  Rapid ATP tests are widely accepted in the food and beverage industry as a practical way to ascertain only the sanitation or hygiene status of food production lines and surfaces.  It is estimated that about 12 million tests are conducted annually in the U.S., with an average growth rate of approximately 5% per year.  This offering allows the Company to extend its complete risk management solution to the food industry.

Agricultural Testing

Genetically Modified (“GM”) Crops

 Tests for GM traits are generally used to determine whether the sample tested contains the protein associated with the genetic modification.  Seeds, grain or leaf tissue are typically tested. The tests may be employed by users desiring to ensure that seed or grain lots are either GM-free or, in other cases, that they contain a specified amount of the GM material in order to meet certain GM requirements. Among the commodities typically tested with the Company’s products are corn, soybeans, rice and cotton.  The Company estimates that the worldwide demand for protein based testing of genetically modified crops is $12 million per year.  To address this market, the Company maintains a small U.S. sales force and distribution in the five principal countries that, in addition to the U.S., are responsible for 96% of the GM crop area.

The Company has developed a simple “one-step” test that is used at the point of testing to determine if an individual plant contains the targeted genetic trait. Commercial seed producers use these products to ensure the quality of their products. This type of test also can be used in crops for enforcement purposes to expose unlicensed application of the genetic technology.

Acceptance of GM crops has increased and as the development of new traits has risen, some countries have adopted regulations on biotech crops. In 2004, the European Union adopted regulations regarding labeling and traceability of GM food and feed with enforcement beginning in April 2004. The regulatory tolerance for EU-authorized GM traits is 0.9%, and 0.5% for unauthorized GM traits that have already received a favorable risk assessment from various U.S. regulatory agencies. However, traceability systems must be in place and must demonstrate that any traces of GM traits are adventitious and are technically avoidable.  The Company no longer believes that the impact of regulations will result in stricter testing of grain and grain exports from countries growing GM crops, or increases in testing to meet these new regulations. Conversely, widespread acceptance of GM crops is generally reducing the practice of grain testing as genetically modified traits are increasingly ubiquitous in the environment.

During 2000, a genetic trait used in corn, known as Cry9C, or StarLink®, which had been approved by the U.S. Environmental Protection Agency (USEPA) only for non-food uses, was discovered in food products. StarLink® was the first, and only, genetic trait to have been introduced for animal, but not human, consumption. The impact was a regulatory response that resulted in the Company selling more than 2 million Cry9C tests in 2001, making it the Company’s largest selling product at the time. With the removal of StarLink® corn from the U.S. grain supply during 2000 and 2001, the Company’s sales of tests to detect StarLink® corn diminished significantly over the period from 2002 through 2006.

Due to the StarLink® incident described above there was a moratorium on the introduction of new GM traits. However, beginning in 2003, new traits did find their way to market.  The Company has continued to provide new tests in response to market introductions. In 2005, the Company introduced the first multi-trait corn test strip that can detect both the Cry1Ab and Cry3Bb insecticidal proteins and the CP4EPSPS protein for resistance to the herbicide Roundup®.  During 2006, the Company introduced tests for the detection of an unapproved LibertyLink (“LL”) trait in rice found in the U.S.  The TraitChek LL Bulk Rice test kit was the first lateral flow test strip certified by the USDA Grain Inspection, Packers & Stockyards Administration (GIPSA) for the detection of the LL trait in rice.  In 2007, the Company also introduced a rapid lateral flow test strip for the detection of aflatoxin in corn grain. Aflatoxin is a naturally occurring mycotoxin produced by mold fungi which can be detrimental to humans and fatal to animals when consumed in feed.  The MycoChek Aflatoxin test strip can be used at grain elevators as a complementary test to the GMO test strips.

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

The Company believes that it continues to be well positioned to provide the analytical tools to allow food companies to purchase such premium products with confidence, due to its existing relationships with large agricultural biotechnology companies and the current success of its technology, particularly in the area of GM traits.

Water Quality

The Company’s water quality product line includes analytical tests for drinking water, industrial process water and wastewater analysis, along with toxicity tests for personal care and household products and eco-toxicological studies. The product line also includes analytical tests for soil and other waste matrices for use at environmental remediation projects, hazardous waste operations, brownfields and other applications.

Microtox®

Microtox® is a unique rapid acute toxicity test that detects a broad range of toxins and chemical agents in water. Microtox® makes toxicity analysis simple and easy to perform and results can be generated in as little as 30 minutes. Microtox® toxicity testing technology is used in drinking water, wastewater, environmental remediation, research and industrial applications around the world. With over 700 peer-reviewed scientific articles and more than 2,300 instruments sold worldwide, the Company believes that the Microtox® toxicity test system is the standard for rapid toxicity screening and analysis.

The Company is currently working with drinking water utilities, food and beverage processors and other customers as they develop and implement monitoring processes to reduce their risk from contamination of water supplies. In the U.S., approximately 130 drinking water utilities and food processors are currently using the Microtox® toxicity testing technology as part of their early warning or emergency response programs to detect contamination of their water supplies. The rapid response of the Microtox® toxicity assay allows users to rapidly detect—and quickly respond to—any changes in water quality. It is for this reason that the technology is viewed by many national and international experts as an effective means for detecting toxins in water applications.

The Company also markets a portable version of the Microtox® technology known as DeltaTox®. Departments of Health in a number of states, the largest private water utility in the country and the United States Environmental Protection Agency (USEPA) emergency response teams are using DeltaTox® technology as part of their emergency response programs.

Microtox® has been widely accepted by all segments of the wastewater treatment industry where managing and controlling costs by accurately assessing the mechanical, operational and chemical performance of these facilities is critical. Microtox® delivers value by helping to improve operating efficiency, reduce and prevent damage and disruption to biological treatment systems, reduce unscheduled shutdowns and helps facilities stay in compliance with their discharge permits.

The Company believes that, although there are new entrants in this market space, no other companies have meaningful delivery processes for rapid, bioluminescence-based, toxicity testing. There are only a few other companies who market a rapid toxicity test that the Company considers to be competitive with Microtox®.

In February 2006, the Company announced that its Microtox® bioassay technology was awarded the Designation and Certification as an “Approved Product for Homeland Security” under the Support Anti-Terrorism by Fostering Effective Technologies Act of 2002 (the SAFETY Act), by the Department of Homeland Security, or DHS. The SAFETY Act legislation was designed to encourage the development and rapid deployment of life-saving anti-terrorism technologies by providing manufacturers or sellers with limited risk of legal liability. As a biosensor-based method for the detection of toxic compounds, which include toxic industrial chemicals and heavy metals, in water and other matrices, the Microtox® bioassay technology is ideally suited to meet the anti-terrorism initiative objectives of DHS.  DHS Safety Act Designation and Certification, means that end users of Microtox technology have liability protection in the unfortunate event of an act of terrorism at their facility or operation. The Company believes that having this DHS Designation and Certification has added significant value to the Company’s Microtox® offering by virtue of increasing its customer base and facilitating additional penetration into the drinking water utility market.

In December 2007, the Company was awarded a Federal Supply Schedule GSA contract. The contract further expands our reach into federal, state and local agencies, in addition to making it easier for these agencies to do business with the Company.

Pesticides

The entrance of pesticides into the water supply is a result of agricultural and residential runoff.  In areas of substantial agricultural activity, drinking water is tested for pesticides to protect drinking water supplies and to comply with federal and state regulations. The Company’s pesticide test kits are used in situations where field testing, or the testing of one specific pesticide gives the SDI test kit much greater utility than a lab-based mechanical analyzer.  Users include water quality researchers, resource managers, drinking water system operators, federal agencies such as the U.S. Geological Survey and Department of Agriculture, state environmental and health departments, drinking water utilities and environmental engineering companies for surface and groundwater monitoring, drinking water source and supply management, soil analysis and chemical fate and transport studies.

The Company’s RaPID Assay® test format for Atrazine has been validated by the USEPA, and is one of only two immunoassay products validated as showing acceptable performance under the Environmental Technology Verification Program.

Environmental Contaminant Test Products

The Company also sells immunoassay products into the environmental market. The Company offers four different test formats, each with performance characteristics that make them more or less suited for a particular customer application.  All of the Company’s environmental test kits are capable of analyzing multiple samples in parallel.  The Company currently estimates the market for these products at $50MM worldwide.

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

The environmental testing market is large, and primarily dominated by hundreds of laboratory companies providing testing services on a regional basis.  The Company believes the overall market for remediation products has continued to decline due to lower levels of Federal funding to support remediation projects in this area, and that the testing market is very competitive due to under utilized capacity in the laboratory services sector.

Other Assays

Colitag™

In April 2006, the Company began distributing Colitag for E. coli and coliform testing in drinking water through a distributor agreement with CPI International. Testing for total coliform by water utilities is regulated by the Safe Drinking Water Act. Colitag is EPA approved for Total Rule Coliform (TCR) compliance monitoring, both Presence/Absence and Most Probable Number (MPN) enumerations.  The inclusion of Colitag in the Company’s portfolio of products for water utilities better positions the Company to fully meet the needs of these utilities for reliable testing products that deliver confident results.

Toxkit Microbiotests™

In December 2004, the Company began distributing Microbiotests (MBT). Under the terms of the agreement, the Company now markets MBT’s line of rapid, maintenance-free bioassays in North America. The agreement continues to position SDI as the single source solution for rapid, on-site toxicity and environmental tests. The product line offers customers requiring cultural methods an alternative to expensive and labor intensive protocols, allowing users to save both time and money while maintaining quality test results.

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

Sales and Marketing Strategy

The Company markets and sells products in the food safety, water quality and life science antibody market categories through a U.S. direct sales force, Internet presence and a network of over 50 distributors in Canada, Mexico, Latin America, Europe and Asia and its corporate partners. The Company also has a European office and sales operation near London, England.

In the U.S., the primary sales channel is through a direct sales force comprised of geographically based field sales professionals, key segment managers, and inside sales associates. The sales force is augmented by customer service and project management organizations, and applied marketing specialists which assure that all elements of the customer’s buying experience meet and exceed their performance expectations.

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

The Company is also focusing on its network of quality distributors. In 2006, the Company added its first distributor for its custom Genomic Antibody Technology™ offering.  The Company is working to add additional distributors for both its custom and catalog offerings across the European, Asian, and Latin American markets.

In 2005, the Company signed an exclusive distribution agreement with DuPont Qualicon for the representation of the Company’s immunoassays for food pathogen detection.  This agreement was predicated on achievement of specific sales goals that were not met.  The Company has now begun to add new distribution partners for this product line and will take a much more aggressive role in marketing these methods.  In 2007, the Company expanded its international distribution network for food safety pathogen products.  Outside the U.S., conventional cultural methods have historically been utilized for pathogen testing, however, currently there is a paradigm shift towards more rapid assays, as factors such as time to result become increasingly important in the globalized marketplace. A total of 15 independent distributors were trained last year to sell the RapidChek product line in high growth markets globally, including Southeast Asia, Europe and Latin America.  It is anticipated that additional distributors will be signed by the end of 2008 and international expansions of promotion/sales of the products will increase revenues as they gain acceptability.

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

Companies may be developing additional products for one or more of the Company’s markets that could be competitive with the Company’s products. In the Ag/GMO market, the Company competes with several small, privately held companies (Agdia, Envirologix) that market very similar, if not identical products.

In food pathogen testing, the Company is among the more recent entrants to the market and faces a broad base of competition. The worldwide market for pathogen tests is estimated to be between $200 and $300 million annually and as such has drawn competitive products. The Company’s RapidChek® E. coli O157 including H7, Salmonella and Listeria tests compete globally with numerous competitive rapid testing systems. Instrument-based tests are offered by bioMerieux SA and DuPont Qualicon among others. Competitive lateral flow tests are offered by Neogen Corp., BioControl Systems, Inc., and others. In addition, traditional lab culture methods offer indirect competition. The Company hopes to gain market share from competitive methods and with new users due to key product advantages such as speed of result, ease-of-use, accuracy and an overall lower cost-in-use.

 In the hygiene monitoring market in the U.S., potential competitors include Charm, Hygiena, Neogen and Biotrace, and BioControl.  Most have established market positions in tests for  ATP, and enzyme found in viable cells and used as a proxy for surface sanitation in food production and food service applications.  All of these ATP methods are not detergent tolerant and/or have other technical deficiencies that influence their value in use.  Therefore, it is anticipated that the lumitester/lucipac system will quickly establish market share due to its ability to provide a better risk management tool by detecting AMP, a more stable molecule and an indicator of both cleanliness and environmental sanitation.

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

In the antibody product line, the competitive landscape is rapidly changing as the Company continues to shift its emphasis to earlier activities in drug and biomarker discovery.  The Company will increasingly compete with technology companies that offer technology for the discovery and advancement of novel antibodies.  The Company believes that its proprietary GAT platform coupled with its expertise in assay development, provides unique access to the high value applications it is targeting.

The Company continues to compete in its traditional markets.  Here, competitors include large pharmaceutical, research and diagnostics organizations, some which have significantly greater revenues than the Company. These companies may produce products internally and/or purchase similar products from SDI. Additionally, there are a number of smaller companies that offer competing products. The Company believes that the scale of its operations and the breadth of its product lines, among other things, are significant competitive advantages.

Competitors in the market as third party providers of custom, large scale antibody reagent production include Covance (public), Harlan (private), Lampire (private) and Scantibodies (private). In the catalog antibody space there are over 130 companies competing for this $800 million dollar market.  In the custom research reagent market, the Company has identified 49 companies offering some form of traditional antibody production from customer-provided antigens.

Markets and Products

The Company sells products in the food safety, water quality and antibody market categories through its U.S. direct sales force, a network of over 50 distributors in Canada, Mexico, Latin America, Europe and Asia and its corporate partners. This section describes the Company’s current markets, products and competition.

Geographic and Customer Information

The following table sets forth sales by geographic region:

	Twelve Months
	Ended December 31,
	2007	2006	2005

United States	$21,154	$19,498	$18,368
Rest of the world	6,053	6,024	6,477
Total	$27,207	$25,522	$24,845

The Company’s basis for identifying sales by country is the ship-to location. There were no individual countries outside of the United States that represented more than 10% of the total revenues of the Company. There are no significant long-lived assets located outside the United States.

Regulatory Approvals

Among other things, the Company is engaged in the development of antibody and immunoassay products for use in the medical and human healthcare fields.  Its current products in this market are intended for “research use only”.  Tests for bacterial food pathogens, mycotoxins, genetically engineered traits in plants and water treatment polymers are currently unregulated. However, agencies such as the EPA, the FDA and the FSIS of the U.S. Department of Agriculture are engaged in testing and, together with organizations like the AOAC, maintain compilations of official methods for use in testing in certain market segments. Some of these organizations also issue procedures and guidelines for validating new methods. Although not required, official methods adopted by these agencies sometimes have the commercial impact of regulations because industry and the company’s customers tend to follow the practice of regulatory agencies.

The Company believes that the validation and acceptance of its products by regulatory agencies, though not required for the use of its products in most cases, is a significant factor in market acceptance. The EPA and some state agencies have evaluated certain of the Company’s analytical methods for environmental sample analysis and accepted their use for certain remediation and monitoring activities.  EPA SW-846 is the compendium of analytical and test methods published by the EPA’s Office of Solid Waste (OSW). SW-846 is a guidance document listing those analytical methods that have been validated by the EPA for a stated purpose. Some states also recognize the use of SW-846 methods under their hazardous waste programs. SW-846 methods are technically only applicable to regulatory programs under RCRA, however, other federal, state and local environmental programs, including CERCLA and TSCA, often refer to and rely on SW-846 methods for purposes of remediation and monitoring.

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

The Company received AAALAC (Association for the Assessment and Accreditation of Laboratory Animal Care) accreditation at its Delaware facility in 2008 and at its Maine facility in 2006. The Company volunteers to participate in the AAALAC’s program, in addition to complying with the local, state and federal laws that regulate animal research. In order to maintain these accreditations, the Company undergoes regular inspections and reviews. The Company also holds approval from the OLAW (Office of Laboratory Animal Welfare) and the National Institutes of Health, further validating the stewardship of the Company in proper laboratory animal care.

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

The Company manufactures its products in accordance with the FDA’s Good Manufacturing Practices guidelines and has implemented data-driven problem solving, measurement and statistical process controls to troubleshoot and continuously improve quality and output performance. Capital investment and equipment automation within the lateral flow test strip and bioluminescence bacteria processes have reduced key parameter variation, improved production efficiencies and lowered manufacturing costs.  The Company utilizes a formal sales and operations planning process (S&OP) and an integrated Manufacturing Resource Planning (MRP) tool to control all elements of the supply chain and manufacturing processes; including raw material procurement, inventory management, capacity planning and production scheduling, work-in-process tracking, order processing and fulfillment, shipping and customer invoicing. The Company believes the existing facilities and equipment are sufficient to support a significantly larger manufacturing base. Industrial bio-detection services manufacturing operations are currently running one shift.

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

Animal facilities house specific-pathogen-free animals that are tested routinely to assure they are maintained under the highest health standards.  Current capacity utilization in antibody production is approximately 70%, and there is additional land and zoning clearance on the 64-acre site in Windham, Maine to expand operations. After outgrowing 2006 capacity levels in 2007, both facilities were expanded.  In late 2006 capacity in the Newark, Delaware animal facility capacity was tripled by better utilizing existing square footage.  Modifications were made to the design of the facility and operations were expanded from a five day work week to a seven day work week.  This capacity was quickly utilized in 2007.  This Delaware facility ran between 70% and 95% of maximum capacity in 2007.    In October 2007, a new building was completed at the Windham, Maine facility.  This expansion increased capacity by one third as capacity was 95+% utilized.  There are no plans for more expansion in the near future.  Growth is expected in areas that require less animal capacity.

Capacity for bioprocessing services was also expanded in Maine.  Operational capacity was required to meet service offering growth for phoso-specific purification.  This specialized purification processed was developed to meet customer needs and grew rapidly in 2007.

In 2005, the Company established a research and manufacturing center in Dallas, Texas. This facility is designed for gene building and protein chemistry. The Dallas operation houses the technical elements of the Genomic Antibody Technology™ product offering. The GAT offering is supported by a robust high throughput operation that is initiated in Dallas and completed in either Maine or Delaware, depending upon the end product.

In 2007, the Company established a web channel to market that focused on selling antibody products developed and produced using GAT.  These SEQer antibodies form a cancer focused antibody catalog.  The processes and systems to produce the SEQer antibodies were established in 2007. Processes for this production system are established and executed in three operating locations: Dallas, Texas; Windham, Maine; and Newark, Delaware.  A sophisticated electronic operations management system was established that links the operations seamlessly.   Resulting products and information are managed by the companies MRP system.

Research and Development

The Company engages in substantial research and development activities (R&D) involving development of products and services for its target markets. In the three years ended December 31, 2007, 2006 and 2005, the Company incurred approximately $2.9 million, $2.6 million, and $3.0 million, respectively, in research and development expenditures. Research and development on the Company’s proprietary GAT and bacteriophage technology platforms and Food Safety products accounted for 82% of the total R&D effort for the year.

The Company’s primary laboratory facilities located in Newark, Delaware were designed and built specifically for conducting research and development relating to antibody and immunoassay technology. These facilities include state-of-the art, cGMP antibody development and large-scale production facilities. The Company has assembled a scientific staff with extensive experience in the development, production and purification of monoclonal and polyclonal antibodies.  The Company also has extensive expertise in the development and production of reagents from the antibodies it produces, as well as commercial immunoassays employing those reagents.

In 2007, the Company completed the development of the core processes in its Genomic Antibody Technology™, high throughput, antibody development technology platform, and undertook the development of over 1,000 novel SEQer antibodies, focusing primarily on cancer, for inclusion in a web-based product catalog.  The launch of its GAT development platform, coupled with its large scale animal facilities, state-of-the-art purification and reagent production capabilities, extensive assay development expertise, established commercial manufacturing, and industry-leading process control has transformed the Company into one of the world’s premier antibody development, characterization and production companies.  At the end of the year, consistent with the vision of applying its core technology to the field of proteomics and biomarker discovery, the Company purchased a number of large pieces of capital equipment for development of multiplex immunoassays employing the novel antibodies developed using the GAT platform.

In addition to developing its GAT platform, the Company spent significant effort in 2007 developing its proprietary bacteriophage technology including effort to extend the use of its SELECT technology in its products for the detection of E. coli O157 in food.  The use of bacteriophage to improve the specificity and sensitivity of testing methods is unique to the Company and the subject of published U.S. and world-wide patent applications.

The Company also has patents pending for the use of bacteriophage to control the growth of harmful bacteria in large scale industrial fermentation production processes including ethanol production. In the third quarter of 2006, the Company announced an agreement with Broin Companies, since renamed Poet, to develop commercial bacteriophage reagents and protocols for controlling bacteria contaminating Poet’s proprietary BPX ethanol production process.  Significant progress was achieved on the program in 2007; however, Poet opted to discontinue its involvement.  Based on positive findings and progress establishing control of contaminating organisms, reduction in lactic acid production and elevated ethanol production in laboratory simulations of commercial fermentation reactors, the Company has continued to aggressively develop the technology and is working with industry experts to advance the technology to pilot scale.

The Company’s research and development personnel are experts in many advanced research disciplines in the life sciences including immunology, immunochemistry, molecular biology, protein chemistry, biochemistry, microbiology, and synthetic organic chemistry. In addition to the technical expertise resident within the research and development organization, the Company’s technical manufacturing organization is expert in large-scale cGMP production, bioprocessing, purification and quality control of antibodies and reagents.  The Company’s core expertise is in antibody and immunoassay development and it is a major developer and  producer of monoclonal antibodies.

Research and development activities are focused on developing proprietary technology and products to expand the Company’s manufacturing base and leverage its sales and marketing organizations. The Company is a recognized leader in the field of contract antibody and assay development services primarily for large chemical, diagnostic and pharmaceutical companies, and the development of rapid test kits in the food, water quality and agricultural sectors based on immunoassay technology. In addition, the Company has extensive expertise, facilities and equipment relating to the development and manufacture of one-step lateral flow tests.

The Company’s research and development organization consists of approximately 16 individuals, nine of whom hold advanced academic degrees. In addition, approximately one-third of the Company’s employees are involved in technical job functions.

Proprietary Technology and Patents

The Company’s products are based on the use of proprietary reagents, technology and test systems developed by Company scientists or acquired externally. Accordingly, the Company has implemented a number of procedures to safeguard the proprietary nature of its technology. The Company requires its employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting relationship with the Company and all employees are required to assign to the Company all rights to any inventions made during their employment or relating to the Company’s activities. Additionally, the Company seeks to protect its technology and processes through the patent process. The Company currently holds 27 issued U.S. patents, as well as three U.S. patents licensed for exclusive use by the Company.  Three U.S. patent applications are pending.

U.S. Patent	Title
4,999,286	Sulfate reducing bacteria determination and control
5,426,035	Method for compensating toxicity test data for the measured toxicity of a reference sample
5,427,955	Photochemical determination of organic compounds (license)
5,429,952	Marking of products to establish identity and source (license)
5,449,611	Polyaromatic hydrocarbon (PAH) immunoassay method, its components and a kit for use in performing the same
5,541,079	Monoclonal and polyclonal antibodies and test method for determination of organophosphates (license)
5,547,877	Methods for the rapid detection of toxic halogenated hydrocarbons and kits useful in performing the same
5,593,850	Monitoring of industrial water quality using monoclonal antibodies to polymers
5,618,681	Polyaromatic hydrocarbon (PAH) immunoassay method, its components and a kit for use in performing the same
5,658,463	Kits and processes for extraction of analytes from solid materials
5,679,574	Quantitative test for oils, crude oil, hydrocarbon, or other contaminants in soil and a kit for performing the same
5,691,148	A petroleum immunoassay method, its components and a kit for performing the same
5,780,250	Immunoassay standards for polyaromatic hydrocarbon detection
5,834,222	Polychlorinated Biphenyls (PCB) immunoassay method
5,858,692	PCB immunoassay
5,874,216	Indirect label assay device for detecting small molecules and method of use thereof
5,891,657	Immunoassay standards for volatile analytes with benzene rings
5,919,645	Method for the direct determination of the toxicity of particulate solids
6,096,563	Dual particle immunoassay method & kit
6,146,903	Method for determination of water treatment polymers
6,190,922	Substrate supported liquid extraction
6,376,195	Indirect label assay device for detecting small molecules and method of use thereof
6,420,530	Determination method
6,524,810	Method of making bioluminescent assay reagent based on non-viable E. coli
6,663,833	Integrated Assay Device and Methods of Production and Use
6,750,328	Antibodies for detection of water treatment polymers
6,911,534	Method for determination of water treatment polymers
7,189,520	Compositions and methods for detecting animal byproduct in feed
7,214,505	Cell-based assay for the detection of toxic analytes
7,241,626	Isolation and confirmation of analytes from test devices

The Company believes that low-cost, easy-to-use, rapid tests have the potential to be significant products in multiple large markets and, therefore, has licensed rights to patents relating to immunochromatographic devices. The Company has one pending U.S. patent application for the detection of animal proteins in animal feed.  One application deals with the use of bacteriophage as selective agents and one relates to detection and control of water treatment polymers.  There can be no assurance that the Company’s patent applications will result in the issuance of any patent or that any patents issued to the Company would provide protection that is sufficiently broad to protect the Company’s technology and products. In addition, the Company cannot be certain that it was the first creator of inventions covered by pending patent applications or that it was the first to file patent applications for such inventions. In addition to seeking patent protection for the Company’s proprietary information, the Company also relies upon trade secrets, know-how and continuing technical innovation to maintain competitiveness for its products and services. The Company has developed a number of proprietary technologies which it has chosen not to patent, including stabilization systems for reagents, chemical syntheses for conjugates, immunogens and analyte analogs, and strategies relating to antibody development. Regarding the latter, the Company’s extensive expertise has enabled it to develop antibodies and products that are unique to the industry including antibodies to human proteins, pathogenic food microorganisms, transgenic plant proteins, mycotoxins, water treatment polymers and environmental contaminates. In addition, the Company has developed and continues to develop proprietary media formulations designed to enrich the selective growth of pathogenic food microorganisms.

Employees

As of December 31, 2007, the Company employed 156 full time and three part time employees. The workforce was supplemented by five agency-provided contractors. All of the Company’s employees have executed agreements with the Company agreeing not to disclose the Company’s proprietary information and assigning to the Company all rights to inventions made during their employment. Key personnel have signed agreements prohibiting them from competing with the Company. None of the Company’s employees are covered by collective bargaining agreements. The Company believes that its relations with its employees are good.

Organizational History

Strategic Diagnostics Inc. is a Delaware corporation formed in 1990.

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

Significant competitive factors include:

•	timing and scope of regulatory approval;

•	product availability;

•	awareness and acceptance of our products and their application;

•	channels to market;

•	marketing and sales capabilities;

•	product attributes relative to their cost;

•	price; and

•	exclusivity, through patent protection or otherwise.

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

If we do not produce future taxable income, our ability to realize the benefits of deferred tax assets could be impaired.

 As of December 31, 2007, the Company had federal net operating loss carryforwards, including those acquired in the Company’s past acquisitions, of approximately $11.9 million, which, if not utilized, begin to expire as follows:

Year	NOL (in thousands)

2010	$4,802
2017	760
2018	1,327
2019	550
2020	66
2021	56
2022	2,268
2024	2.032
2025	3
Total	$11,864

Based on the best information available to the Company today, the Company expects to have sufficient future taxable income to utilize such NOLs prior to the expiration of the net operating loss carry forwards.

The Tax Reform Act of 1986 (the Act) limits the annual use of net operating loss and research and development tax credit carryforwards (after certain ownership changes, as defined by the Act). The application of these limits could significantly restrict our ability to utilize carryforwards. Of our total net operating loss carryforwards, approximately $7.5 million is subject to limitations, since a cumulative change in ownership of more than 50% has occurred within a three year period with respect to those net operating loss carryforwards. Because United States tax laws limit the time period during which these carryforwards may be applied against future taxes, we may not be able to take full advantage of these attributes for Federal income tax purposes if we do not have future taxable income against which to use the carryforwards before they expire.

Our results of operations may fluctuate, which could cause volatility in our stock price.

Our results of operations may fluctuate significantly in the future as a result of a number of factors, many of which are outside of our control. These factors include, but are not limited to:

•	unanticipated events associated with regulatory changes;

•	general economic conditions;

•	seasonality;

•	acceptance of our products;

•	the success of products competitive with ours;

•	expenses associated with development and protection of intellectual property matters;

•	establishing or maintaining commercial scale manufacturing capabilities;

•	the timing of expenses related to commercialization of new products; and

•	the timing and success in building our distribution channels.

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

Certain of our shareholders are able to influence significantly proposals for a change in control or other matters requiring a shareholder vote.

Directly, or through entities that they control, members of our Board as of December 31, 2007 controlled in excess of 13% of our common stock.  Through entities that he controls, Steven R. Becker, who joined our Board effective March 12, 2008, controlled approximately 10.6% of our outstanding common stock.  Due to this concentration of ownership, members of our Board, acting together or, in some cases, individually, can substantially influence all matters requiring a stockholder vote, including, without limitation:

•	the election of directors;

•	the amendment of our organizational documents; or

•	the approval of a merger, sale of assets, or other major corporate transaction.

Provisions in our organizational documents could prevent or frustrate attempts by stockholders to replace our current management.

Our certificate of incorporation and our bylaws contain provisions that could make it more difficult for a third party to acquire us without consent of our Board. Our certificate of incorporation provides for a   staggered board and removal of directors only for cause. Accordingly, stockholders may elect only a portion of our board at any annual meeting, which may have the effect of delaying or preventing changes in management. In addition, under our certificate of incorporation, our Board of Directors may issue additional shares of preferred stock and determine the terms of those shares of stock without any further action by our stockholders. Our issuance of additional preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock and thereby effect a change in the composition of our Board of Directors.  Our bylaws require advance notice of stockholder proposals and director nominations and permit only our President or a majority of the Board of Directors to call a special stockholder meeting. These provisions may have the effect of preventing or hindering attempts by our stockholders to replace our current management. In addition, our certificate of incorporation contains provisions that limit our ability to engage in a business combination with any holder of 15% or more of our capital stock unless, among other possibilities, the Board of Directors approves the transaction. These provisions may have the effect of preventing or hindering a change of control of our company.

Our stock has generally had low trading volume, and its public trading price has been volatile.

During the year ended December 31, 2007, the price of our common stock fluctuated between $3.35 and $6.46 per share, with an average daily trading volume for the year of approximately 50,000 shares. The market may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company is headquartered in Newark, Delaware, and occupies approximately 29,000 square feet of space under an operating lease expiring in December 2009. The Company also leases approximately 26,000 square feet of manufacturing and research space, in Newark, Delaware, under an operating lease expiring in December 2009. The Company owns and occupies approximately 75,000 square feet of manufacturing, research and animal facility space and approximately 64 acres of farmland in Windham, Maine. The Company leases approximately 1,900 square feet of manufacturing and research space in Dallas, Texas under an operating lease expiring in January 2009. The Company leases regional sales offices near London, England expiring in June 2011. The Company believes that its equipment and facilities are adequate for its present purposes.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded on The NASDAQ Global Market under the symbol “SDIX.” Set forth below are the quarterly high and low bid prices for the shares of Common Stock of the Company as reported by The NASDAQ Global Market without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

	Common Stock Price Range
Fiscal Year Ended	High	Low
December 31, 2007:
Fourth Quarter	$6.46	$4.72
Third Quarter	5.10	3.92
Second Quarter	5.40	4.11
First Quarter	5.13	3.35

December 31, 2006:
Fourth Quarter	$3.80	$3.06
Third Quarter	4.20	2.75
Second Quarter	4.21	2.35
First Quarter	4.17	3.04

On March 20, 2008, there were approximately 30,400 holders (343 holders of record) of the common stock of the Company. The Company has never paid any cash dividends on its common stock and pursuant to the Company’s financing agreement with PNC Bank, Delaware, the Company’s commercial bank, no dividends or distributions may be paid on account of its common stock.

Stock Performance Graph

The following line graph compares for the fiscal years ended December 31, 2002 through 2007 (i) the yearly cumulative total shareholder return on the Common Stock with (ii) the cumulative total return of the NASDAQ Composite Index and with (iii) a Peer Group Index consisting of NASDAQ Medical Equipment Stocks.

COMPARISON OF CUMULATIVE TOTAL RETURN

Strategic Diagnostics Inc., NASDAQ Composite and NASDAQ Medical Equipment Peer Group Indices

	12/02	12/03	12/04	12/05	12/06	12/07

Strategic Diagnostics Inc.	100.00	142.38	106.03	110.27	114.51	162.98
NASDAQ Composite	100.00	149.34	161.86	166.64	186.18	205.48
NASDAQ Medical Equipment	100.00	151.86	183.56	210.66	217.11	285.07

Item 6. Selected Financial Data

	Year Ended December 31,
	2007	2006	2005	2004	2003
Revenues:	(in thousands, except share and per share data)
Total revenues	$27,207	$25,522	$24,845	$23,705	$25,809

Operating expenses:
Manufacturing	10,766	11,715	11,416	10,779	14,807
Research and development	2,938	2,630	3,034	2,157	2,203
Selling, general and administrative	11,990	10,555	9,722	9,211	10,046
Loss on disposal of assets	110	42	-	-	-
Total operating expenses	25,804	24,942	24,172	22,147	27,056

Operating income (loss)	1,403	580	673	1,558	(1,247)

Interest income (expense), net	433	386	207	53	(40)

Income (loss) before taxes	1,836	966	880	1,611	(1,287)

Income tax expense (benefit)	976	282	296	232	(634)

Net income (loss) applicable to
common stockholders	$860	$684	$584	$1,379	$(653)

Basic net income (loss) per share
applicable to common stockholders	$0.04	$0.03	$0.03	$0.07	$(0.03)

Shares used in computing basic net income (loss)
per share applicable to common stockholders	20,325,000	20,032,000	19,741,000	19,242,000	18,999,000

Diluted net income (loss) per share
applicable to common stockholders	$0.04	$0.03	$0.03	$0.07	$(0.03)

Shares used in computing diluted net income (loss)
per share applicable to common stockholders	20,563,000	20,109,000	19,870,000	19,495,000	18,999,000

	Year Ended December 31,
	2007	2006	2005	2004	2003

BALANCE SHEET DATA:
Cash and cash equivalents	$12,988	$10,892	$10,009	$8,096	$5,158

Working capital	19,973	16,731	15,552	13,525	11,567

Total assets	41,949	37,953	36,661	34,873	33,073

Long-term debt	1,640	351	562	773	983

Stockholders' equity	37,128	35,262	33,778	31,766	29,876

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

The Company believes that by applying its core competency of creating custom antibodies to assay development, it produces unique, sophisticated diagnostic testing and reagent systems that are responsive to customer diagnostic and information needs. Customers benefit with quantifiable “return on investment” by reducing time, labor and/or material costs associated with applications for which the Company’s products are used. In addition, the Company believes its tests provide high levels of accuracy, reliability and actionability of essential test results as compared to alternative products. The Company is focused on sustaining this competitive advantage by leveraging its expertise in immunology, proteomics, bio-luminescence and other bio-reactive technologies to continue its successful customer-focused research and development efforts. The Company believes that an established product base, quality manufacturing expertise, experienced sales and marketing organization, established network of distributors, corporate partner relationships and proven research and development expertise will be critical elements of its potential future success.

In 2007, the Company continued the transition from a fragmented product offering and marketing strategy to becoming a focused organization, with proven, proprietary technologies tied directly to its customers’ needs. The transition is most evident in the Genomic Antibody Technology™ (GAT) initiative and food pathogen detection products, where significant progress is being made.

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

The Company continued to develop multiple channels to market worldwide through an approach that includes direct sales, inside sales, distributors and agents. The Company increased distribution for its food pathogen products in Europe and Asia where there is growing demand for the Company’s product line.

The Company believes it is making progress in most of its business efforts.  As the deployment of new initiatives is accelerated, building on the Company’s leadership position in food pathogens and expanding its unique positioning in the emerging area of genomic antibodies, the Company anticipates that the revenue lost to market changes in its legacy businesses will be replaced and the Company will develop a stronger, more predictable, revenue base.

The Company expects the Genomic Antibody Technology™ and food pathogen products to be its primary growth drivers in the future, and that the Company’s competencies and the competitive positions these two areas provide are the strongest in the Company’s history.

Corporate and Growth Initiatives:

The following provides an update on the business development activities related to the Genomic Antibody Technology™ initiative and the new Salmonella product in the food pathogen area, which utilizes a patent-pending enrichment media technology.

Genomic Antibody Technology™: The Company announced an initiative to develop technology for the high throughput production of genetic antibodies early in 2005, and in January 2006, opened a new facility for molecular biology and hired two scientists who had been leading the development of this technology. In January 2006, the Company announced the commercial introduction of the lead product, mouse polyclonal antibodies. In May 2007, the Company launched GAT in rabbits and in January 2008, announced it had surpassed one million dollars in project bookings.

           In October 2007, the Company announced the launch of a new internet-based catalog of antibody reagents in support of oncology based research and discovery. These high quality reagents are manufactured utilizing the Company’s Genomic Antibody Technology™ and will carry the SEQer brand.

The antibody product group is strategically important to the growth of the Company, and to transforming the Company into a biotech company with much greater opportunities to access the human health market with proteomic tools and solutions. In November 2007, the Company completed a $2.0 million expansion in its Windham, Maine facility to support its growth initiatives and increased polyclonal antibody production capacity by 44%. Additionally, the Company also announced the expansion of its Molecular Biology Lab in Dallas, Texas and its facility in Newark, Delaware in response to growth in demand for both GAT and conventional hybridoma development.

Food Safety: The Company’s test for the detection of Salmonella, launched commercially in August 2006, has experienced increasing acceptance in the marketplace. The success of this product has played a substantial role in driving the Company’s three consecutive quarters of more than 20% year-over-year growth, which began with the second quarter of 2007.

One of the technologies that made the new Salmonella product possible is the subject of a patent filed by the Company during the fourth quarter of 2005. The patent claims the use of bacteria phage for the growth and detection of a target bacterium in an environment that is contaminated by competing and cross-reacting bacteria. This new technology solves the problem of singling out the harmful pathogen among many other bacteria by creating an optimized environment for rapid growth of the targeted pathogen while dramatically suppressing other competing bacteria or bacteria that can interfere with the fidelity of the test method. This technology is also being utilized by the Company in the development of an E. coli select product line.

In July 2007, the Company announced the expansion of its product line to include hygiene monitoring, with the exclusive distribution rights to Kikkoman’s Lumitester PD-10N/LuciPac system from Kikkoman in the U.S. marketplace. This unique, patented platform with a proprietary enzymatic recycling technology enables detection of residual biofilm and will allow the Company to address the growing hygiene market in food protection, food service, quick service restaurants and personal and health care.

Other Initiatives:

Industrial Bio-Processing: The Company believes that the same technology used in its Salmonella product has application in other bio-processing environments including industrial bio-processing. There are many large scale industrial processes in which a manufacturer is attempting to manage the yield of a production organism in an environment contaminated by a competing bacteria. These processes include applications such as ethanol and amino acid production, bio-plastics and others. The Company claims such application in its patent. In 2006, the Company announced an agreement to develop a commercial application in this technology with the Poet Company (formerly called Broin), a U.S.-based producer of ethanol.  This agreement was discontinued by Poet in the fourth quarter of 2007.  The Company has hired Energetix LLC as its consultant and is actively pursuing technology scale-up and demonstration in fully commercial ethanol plants as early as the third quarter of 2008.

The Company has a robust new product pipeline with technologies that the Company believes will provide sustainable differentiation to address larger markets. Sales and marketing professionals are being hired in anticipation of new product launches and the opportunities identified. The Company continues to be focused on key customers and prospects in target markets: food, pharma, in-vitro diagnostics and biotech. Continuously improving the efficiency of the Company’s manufacturing and supply chain processes and improving the overall quality of products and services remains critical to the Company’s success.

Economic and Industry-Wide Factors

•
As industry continues to look for ways to reduce costs, the Company believes there will be a continual shift from testing that requires highly trained personnel, expensive equipment and lengthy turnaround times for test results, to more rapid, accurate and cost-effective testing which can be performed by less highly trained personnel and completed in much shorter periods.

•
The global market for food pathogen testing continues to increase due to the globalization of the food supply, the establishment of harmonized quality standards, the consumer’s desire for fresher, more ready-to-eat foods and foods from diverse geographies, and increasing regulatory and media scrutiny.

•
Currently, the research tools portion of the biomarker and drug target discovery market is estimated by Business Communication Company to be between $600 million and $1 billion dollars annually, and is expected to grow at a compounded annual rate of more than 15% over the next 10 years to exceed $3.5 billion dollars.

Results of Operations

Year ended December 31, 2007 versus year ended December 31, 2006

Revenues

Revenues for the year ended December 31, 2007 increased 7% to $27.2 million, compared to $25.5 million for 2006. The following table sets out revenues by product category:

	Year Ended
	December 31,
	2007	2006	2005
Antibody	$14,281	$11,104	$10,725
Food safety	7,671	9,215	8,981
Water quality	5,099	5,203	5,139
Contract revenue	156	-	-
Net revenues	$27,207	$25,522	$24,845

Antibody Products

Antibody revenues increased 29% to $14.3 million in the year ended December 31, 2007, compared to $11.1 million for 2006 as the Company’s GAT platform continued to expand.

In 2007, antibody and food pathogen products together represented 69% of total revenues compared to 58% in 2006, with revenue increases of $3.2 million and $0.9 million, respectively, when compared to 2006.

Food Safety Products

For the year ended December 31, 2007, food safety revenues were $7.7 million, compared to $9.2 million for 2006, a decline of 16%.

Sales of tests for food pathogens grew 24%, to $4.6 million from $3.7 million when comparing the years ended December 31, 2007 and December 31, 2006 as the Company continued to gain traction with its RapidChek line of food pathogen tests.

Ag/GMO revenues declined 43%, to $3.1 million from $5.4 million when comparing the years ended December 31, 2007 and December 31, 2006 due to a shrinking marketplace.

Water and Environmental Products

Water and environmental products revenue declined by 2% to $5.1 million for the year ended December 31, 2007, compared to $5.2 million for the year ended December 31, 2006.

Other Areas

Gross profit, defined as revenue less manufacturing costs, for the year ended December 31, 2007 totaled $16.4 million, as compared to $13.8 million for 2006. The gross margin percentage in 2007 was 60%, compared to 54% for the year ended December 31, 2006, as the Company increased efficiencies in its manufacturing process and implemented a change in its sales mix to higher margin products.

For the year ended December 31, 2007, operating expenses increased 3.5% to $25.8 million, compared to $24.9 million for 2006, as spending increased in support of the Company’s antibody technology.

 For the year ended December 31, 2007, research and development spending was $2.9 million, or 11% of revenues, compared to $2.6 million, or 10% of revenues, for 2006.

Selling, general and administrative expenses were $12.0 million for the year ended December 31, 2007, compared to $10.6 million for 2006. This 13% increase is primarily attributable to marketing efforts to launch the Genomic Antibody Technology™ products and the antibody catalog, as well as costs associated with regulatory compliance.

Interest, net

The Company recorded net interest income of $433,000 during 2007 compared to interest income of $386,000 during 2006.  This increase is primarily due to increased interest rates year over year and an increase in cash balances.

Income taxes

The Company’s annual effective tax rate of 53.2% for 2007 reflects the federal statutory rate of 34.0%, state income taxes net of U.S. Federal benefit of 4.4%, increases in our provision for uncertain tax positions of 10.4%, differences resulting from our provision to tax return reconciliation of 6.2% and other changes of 4.9%. These increases were offset by research and development credits of 6.7%.  This compares to the 29.2% effective annual tax rate recorded for 2006.  This increase is primarily due to an increase in the provision for uncertain tax positions of 10.4%, and a decrease in the credit for research and development of 7.9%.

Net Income

Net income for the year ended December 31, 2007 was $860,000, or $0.04 per diluted share, compared to $684,000, or $0.03 per diluted share, for 2006. Diluted shares totaling 20.6 million and 20.1 million were used in the computations for 2007 and 2006, respectively.

Year ended December 31, 2006 versus year ended December 31, 2005

Revenues: Revenues for the year ended December 31, 2006 increased 2.7% to $25.5 million, compared to $24.8 million for 2005. The following table sets out revenues by product category:

	Year Ended
	December 31,		Increase	Percent
	2006	2005	(Decrease)	Change
	(in thousands, except percentages)
Antibody	$11,104	$10,725	$379	3.5%
Food safety	$9,215	$8,981	$234	2.6%
Water quality	$5,203	$5,139	$64	1.2%
Net revenues	$25,522	$24,845	$677	2.7%

Antibody Products

Antibody revenues increased 3.5% to $11.1 million in the year ended December 31, 2006, compared to $10.7 million for 2005.

The 2006 increase resulted from an increase in demand for monoclonal products and services, an increase in demand for bulk antibody products and deliveries of Genomic AntibodyTM projects.  The “bulk” monoclonal and polyclonal products of the business have inconsistent order patterns and may produce periodic spikes in revenue.  Overall, production capacity and utilization of production capacity increased in 2006.

Food Safety Products

For the year ended December 31, 2006, food safety revenues were $9.2 million, compared to $9.0 million for 2005, an increase of 2.6%.

Sales of tests for food pathogens grew 14.5%, to $3.7 million from $3.3 million when comparing the years ended December 31, 2006 and December 31, 2005.  This increase is due primarily to increased sales of the Company’s tests for Listeria which the Company launched in mid-2004.

Since 2001, sales of the Company’s product for the StarLink™ trait have dropped from $5.4 million to approximately $871,000 in 2006 and $748,800 in 2007.

Water and Environmental Products

Water and environmental products revenue increased 1.2% to $5.2 million for the year ended December 31, 2006, compared to $5.1 million for 2005.

Sales of water and environmental products increased 10% in foreign markets, excluding the effects of foreign currency translation, for the year ended December 31, 2006 when compared to the year ended December 31, 2005.  This increase was primarily due to increased sales of water testing equipment and supplies into China.  The increased sales into foreign markets were partially offset by a 3.2% decline in sales in the U.S. domestic market from 2005 to 2006.

Other Areas

Gross profit for the year ended December 31, 2006 totaled $13.8 million, as compared to $13.4 million for 2005. Gross margins were 54% for both years presented.

For the year ended December 31, 2006, operating expenses increased 3.2% to $24.9 million, compared to $24.2 million for 2005.

 For the year ended December 31, 2006, research and development spending was $2.6 million, or 10.3% of revenues, compared to $3.0 million, or 12.2% of revenues, for 2005.  This decrease was primarily the result of approximately $398,000 in spending during 2005 related to upgrades to the Microtox® equipment software.

Selling, general and administrative expenses were $10.6 million for the year ended December 31, 2006, compared to $9.7 million for 2005. This increase is primarily attributable to marketing efforts utilized to launch the Genomic Antibodies™ product and the cost of a detailed review of the Company’s business and opportunities for growth by an outside consulting group.

Interest, net

The Company recorded net interest income of $386,000 during 2006 compared to interest income of $207,000 during 2005.  This increase is primarily due to increased interest rates received on invested funds in 2006.

Income taxes

The Company’s annual effective tax rate of 29.2% for 2006 primarily reflects the federal statutory rate of 34%, state income taxes net of U.S. Federal benefit of 6.2% and other charges of 3.3%, offset by research and development credits of 14.6%.

Net Income

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

The following is a summary of selected cash flow information:

	Year Ended
	December 31,
	2007	2006

	(in thousands)

Net cash provided by operating activities	$2,302	$1,667
Net cash used in investing activities	(2,482)	(1,111)
Net cash provided by financing activities	2,262	198
Effect of exchange rate changes on cash	14	129
Net increase in cash and cash equivalents	$2,096	$883

Net cash provided by operating activities of $2.3 million and $1.7 million for 2007 and 2006, respectively, was primarily the result of earnings before interest, taxes, depreciation and amortization (EBITDA) for the periods ended December 31, 2007 and 2006 of $2.6 million and $1.6 million, respectively.  See “Non-GAAP Financial Measures” below.

Net cash used in investing activities for 2007 of $2.5 million compares to net cash used in investing activities of $1.1 million for 2006. These cash outflows were primarily the result of capital purchases which totaled $2.5 million in 2007 versus $1.0 million in 2006. The capital expenditures in 2007 were primarily related to the Company’s expansion in Maine. The capital expenditures in 2006 were related to purchases of manufacturing and laboratory equipment.

Net cash provided by financing activities of $2.3 million for 2007 was primarily a result of additional debt incurred to fund the expansion in the Maine facility. In 2006, net cash provided by financing activities was $0.2 million, consisting mostly of proceeds from the exercise of stock options.

The Company’s working capital (current assets less current liabilities) increased approximately $3.3 million to $20.0 million at December 31, 2007 from $16.7 million at December 31, 2006, primarily due to the increase of $2.1 million in cash and cash equivalents generated during 2007. Outstanding debt increased to $2.3 million at December 31, 2007 from $562,000 at December 31, 2006 due to additional financing of $2.0 million for the expansion of the Maine facility, offset by $311,000 of scheduled debt payments.

On May 5, 2000, the Company entered into a financing agreement with a commercial bank, which was amended on August 10, 2007.  This agreement provides for up to a $5 million revolving line of credit, none of which was outstanding and all of which was available at December 31, 2007.  The revolving line of credit bears a variable interest rate of between 100 basis points and 225 basis points over the one month LIBOR rate depending upon the ratio of the Company’s funded debt to EBITDA.  The current rate of interest on this available line of credit, taking into account the variable interest rate and LIBOR, was approximately 5.80% at December 31, 2007.

On December 13, 2001, the Company entered into an agreement with a commercial bank to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $1.5 million in financing, $351,000 of which was outstanding at December 31, 2007, and is repayable over seven years, with principal payments that began on October 1, 2002. The loan bears a variable interest rate of between 100 basis points and 275 basis points over the one month LIBOR rate depending upon the ratio of the Company’s funded debt to EBITDA, as defined. Payments are due monthly, with equal amortization of principal payments plus interest. The Company’s current rate of interest on this loan, taking into account the variable interest rate and LIBOR, was approximately 5.80% at December 31, 2007.

On August 21, 2007, the Company entered into an agreement with a commercial bank to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $2 million in financing, $1.9 million of which was outstanding at December 31, 2007, and is repayable over five years, with principal payments that began on October 1, 2007. The loan bears a fixed interest rate of 5.961%.  Payments are due monthly with equal amortization of principal payments plus interest.

Under the terms of the above financings, the Company is required to meet certain quarterly financial covenants that include a ratio of EBITDA to current maturities of debt plus interest and cash paid for taxes greater than 1.50 and a ratio of funded debt to EBITDA not to exceed 3.25.  The Company met all of its financial covenants with respect to this indebtedness at December 31, 2007 and expects that it will be able to meet all of its financial covenants with respect to this indebtedness for at least the next 12 months.

For the year ended December 31, 2007, the Company satisfied all of its cash requirements from the net cash provided by operating activities, cash available and on-hand and from the financing agreements described above. At December 31, 2007, the Company had $2.3 million in debt and stockholders’ equity of $37.1 million. Although the Company has no material commitments for capital expenditures at December 31, 2007, it does anticipate that it may spend approximately $1.2 million in 2008 to upgrade or expand certain manufacturing, research and development and office systems.

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

Non-GAAP Financial Measures

The Company presents an EBITDA measure as the Company believes this provides investors and the Company’s management with additional information to measure the Company’s liquidity. EBITDA measures are not a measure of performance under GAAP, and therefore, should not be considered in isolation or as a substitute for net income or cash flows from operations. Additionally, the Company’s EBITDA calculations may differ from the EBITDA calculations for other companies.

The calculation of the Company’s EBITDA measure (as discussed above), and the reconciliation of the Company’s EBITDA measure to net cash provided by operating activities for the years ended December 31, 2007 and 2006, respectively, is as follows (amounts in thousands):

	Twelve Months Ended
	December 31,
	2007	2006
	(in thousands)
Net cash provided by operating activities	$2,302	$1,667
Changes in assets and liabilities:
Receivables	432	436
Inventories	1,026	(34)
Other current assets	29	130
Other assets	14	(26)
Accounts payable	(32)	(77)
Accrued expenses	(411)	(16)
Deferred revenue	128	74
Other non-current liabilities	(130)	-
Net change in deferred income tax	(769)	(124)
Income tax provision	976	282
Loss on disposal of fixed assets	(93)	(42)
Stock compensation expense	(430)	(277)
Interest income, net	(433)	(386)
EBITDA	$2,609	$1,607

Off-Balance Sheet Arrangements

As of December 31, 2007 the Company did not have any off-balance sheet arrangements as defined in Item 304(a) (4) (ii) of Regulation S-K.

Contractual Obligations

The Company is committed to making cash payments in the future on two types of contracts: our long-term indebtedness and leases. The Company has no off-balance sheet debt or other such unrecorded obligations. Below is a schedule of the future payments that the Company was obligated to make based on agreements in place as of December 31, 2007.

			Payments Due by Year

						2013 and
	2008	2009	2010	2011	2012	Beyond	Total
		(in thousands)

Long-term debt (1)	$611	540	400	400	300	-	2,251
Operating leases (2)	$798	782	77	40	30	0	1,727

Total contractual
cash obligations	$1,409	1,322	477	440	330	0	3,978

(1)	See discussion in Note 5 of the Notes to the Consolidated Financial Statements for additional information on long-term debt.

(2)	See discussion of operating leases in Note 8 of the Notes to the Consolidated Financial Statements.

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

Valuation of Accounts Receivable – Accounts receivable as of December 31, 2007 and December 31, 2006, were net of an allowance for doubtful accounts of $82,000 and $134,000, respectively. The recorded allowance is continually evaluated based on current market conditions, an analysis of customer-specific facts and circumstances, and the size and composition of the overall portfolio. If receivables are in dispute with the customer or otherwise deemed uncollectible, the corresponding amounts are written off and are charged against the allowance.

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

Deferred Taxes – In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of existing temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based upon historical taxable income and projections for future taxable income, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2007.

At December 31, 2007, management concluded that no valuation allowance is necessary for federal deferred tax assets after considering the positive and negative evidence. In making this determination, the Company considered the following positive factors:

•	U.S. income before taxes of $1.67 million $790,000 and $719,000 for each of the three years ending December 31, 2007, 2006 and 2005 respectively;

•	operating margins of 60% in 2007, 54% in 2006 and 54% in 2005;

•	past and anticipated new product launches;

•	use of annual election to capitalize research and experimentation expenses under Internal Revenue Code Section 59(e), which will then be amortized over a ten-year period; and

•	the expansion of the Company’s capacity for rabbit antibodies, with completion of a new rabbit barn in 2007.

The Company also considered the following negative factors:

•	Uncertainty of the U.S. economy heading into 2008; and

•	Federal net operating loss carry forwards begin to expire in 2010.

At December 31, 2007, management has concluded that a full valuation allowance of approximately $119,000 is necessary for deferred tax assets in certain state jurisdictions. For the state jurisdictions, management has considered the same positive and negative evidence as utilized for the federal deferred tax assets described above. The Company has also considered the substantial reduction of its presence in North Carolina and Pennsylvania since the time when the net operating losses were incurred in those jurisdictions as additional negative evidence.

At December 31, 2007, the Company had approximately $6.2 million of net operating loss carryforwards for tax purposes related to operations in the United Kingdom (“UK”).  Management considered positive and negative indicators in concluding that a substantial valuation allowance of approximately $1.6 million was necessary for the foreign deferred tax assets of $1.7 million. The positive indicators included the contribution to income before taxes by the operations in the UK for 2007 and 2006, and the expected income before taxes in the UK for 2008. The negative indicators included a history of substantial net operating losses in the UK, the lack of income before taxes until 2004 and limitations with regard to estimating income in the UK beyond 2008 resulting from concerns about the future need for a foreign subsidiary.

The net operating loss carryforwards differ from the accumulated deficit, principally due to differences in the timing of recognition of certain research and development expenses, depreciation and amortization, other non-deductible reserves and limitations under federal and state tax regulations for acquired net operating loss carryforwards.

As of December 31, 2007, the Company had federal net operating loss carryforwards, including those acquired, of approximately $11.9 million, which begin to expire as follows:

Year	NOL (in thousands)

2010	$4.802
2017	760
2018	1,327
2019	550
2020	66
2021	56
2022	2,268
2024	2,032
2025	3
Total	$11,864

Based on the best information available to the Company today, the Company expects to have sufficient future taxable income to utilize such NOLs prior to the expiration of the net operating loss carry forwards.

Revenue Recognition — Revenues composed of sales of immunoassay-based test kits and certain antibodies and immunochemical reagents are recognized upon the shipment of the product and transfer of title or when related services are provided. Revenues associated with such products or services are recognized when persuasive evidence of an order exists, shipment of product has occurred or services have been provided, the price is fixed or determinable and, collectibility is probable. Management is required to make judgments based on actual experience about whether or not collectibility is reasonably assured.

The Company enters into contracts related to the production of custom antibodies, which provide for the performance of defined tasks for a fixed price, with delivery of the product upon completion of production. The standard time to complete a project is typically longer than 30 days but less than 12 months and effort is expended over the life of the project. Revenues related to sales of custom antibody projects are recognized when a project’s specifications have been met and/or the related materials have been shipped.

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

 Stock–Based Compensation — the Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share–Based Payment” (“SFAS 123 (R)”). SFAS 123 (R) requires the Company to measure all employee stock–based compensation awards using a fair value method and recognize such expense in our consolidated financial statements. In addition, SFAS 123 (R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from stock–based payment arrangements. We adopted SFAS 123 (R) on January 1, 2006 using the modified prospective transition method in which compensation cost is recognized beginning January 1, 2006 for all stock–based awards granted on or after that date and for all awards granted to employees prior to January 1, 2006 that remain unvested on that date. Under this transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all stock–based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, as adjusted for an estimate of the number of awards that will be forfeited and (b) compensation cost for all stock–based awards granted on or after January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123 (R).

Previously, the Company had recognized the impact of forfeitures as they occurred. The grant date fair value of the awards generally vests over the service period. The stock-based compensation expense is included in SG&A expenses. SFAS 123 (R) requires management to make estimates and assumptions to determine the underlying value of stock options and restricted stock awards, including the vesting for restricted stock awards and options containing performance-based vesting features, the expected term of stock options, an estimate of future forfeitures and the volatility of our stock price in the future. These assumptions have an impact on the valuation assigned to equity awards and the associated recognition of expense.

On December 27, 2005, the Board of Directors of the Company approved the accelerated vesting, effective as of December 31, 2005, of all unvested stock options granted to employees and non-employee directors from 2002 through 2005 under the Company’s 2000 Stock Incentive Plan, as well as options granted to the Company’s Chief Executive Officer under his original employment agreement. The acceleration of vesting of these options reduced non-cash compensation expense that would have been recorded in the Company’s income statement in 2006 and future periods in anticipation of the adoption of SFAS 123(R) in January 2006. The Board’s decision to accelerate the vesting was based on such factors as: 48% of the options were “out of the money”; the options generally vested over the next three years; to reduce compensation expense that might be recorded in future periods following the adoption of SFAS 123R; and, the Company has decided to rely, to a substantial degree, on restricted stock as opposed to options in future incentive compensation awards.

New Accounting Standards and Disclosures

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109” (“FIN 48”).  This statement clarifies the criteria an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements.  FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements.  Effective January 1, 2007, the Company has adopted the provisions of FIN 48 and there was no material effect on the consolidated financial statements.  As a result, there was no cumulative effect related to adopting FIN 48.

            In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 provides guidance for using fair value to measure assets and liabilities and is intended to respond to investors’ requests for expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on income. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. SFAS No. 157 also requires expanded disclosure of the effect on income for items measured using unobservable data, establishes a fair value hierarchy that prioritizes the information used to develop those assumptions and requires separate disclosure by level within the fair value hierarchy. The provisions of SFAS No. 157 are effective for interim financial statements issued for fiscal years beginning after November 15, 2007, or the Company’s fiscal 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 on the Consolidated Financial Statements, but does not expect the adoption of SFAS No. 157 to have a material effect on its consolidated financial position, results of operations or cash flows.

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

In June 2007, the FASB issued EITF No. 07-03, “Accounting for nonrefundable advance payments for goods or services received for use in future research and development activities.”  EITF No. 07-03 requires companies that make nonrefundable advance payments for future research and development activities to capitalize the payment, and recognize the expense as the goods are delivered or services are performed.  EITF No. 07-03 is effective for fiscal years beginning after December 15, 2007, (in the case of the Company, fiscal 2008), but is to be applied prospectively to new contracts entered into on or after the effective date.  The Company does not expect the adoption of EITF No. 07-03 will have a material effect on the consolidated financial statements.

In November 2007, the EITF of the FASB reached a consensus on Issue No. 07-01,"Accounting for Collaborative Arrangements," ("EITF No. 07-01"). EITF No. 07-01 defines a collaborative arrangement as a contractual arrangement in which the parties are: (1) active participants to the arrangement; and (2) exposed to significant risks and rewards that depend upon the commercial success of the endeavor. The issue also addresses the appropriate income statement presentation for activities and payments between the participants in a collaborative arrangement as well as for costs incurred and revenue generated from transactions with third parties. EITF No. 07-01 is effective for the Company for the reporting period beginning April 1, 2009. The Company is in the process of evaluating the impact of the adoption of EITF No. 07-01 on its consolidated financial statements

In December 2007, the FASB issued SFAS No. 141(Revised), “Business Combinations,” or SFAS No. 141(R), which replaces SFAS No. 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We expect to adopt this statement on January 1, 2009.  SFAS No. 141(R)’s impact on accounting for business combinations is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51" (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. The standard also requires disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. In addition this standard establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 becomes effective for fiscal periods beginning after December 15, 2008. The Company expects to adopt this statement on January 1, 2009.  As the Company currently does not have a noncontrolling interest in a subsidiary, the effect of SFAS 160 if any, will be dependent on changes in the Company’s current business structure.

For further information related to new accounting standards and disclosures, see Note 1 of the Notes to Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company has exposure to changing interest rates, and is currently not engaged in hedging activities. Interest on approximately $351,000 of outstanding indebtedness is at a variable rate of 100 basis points over the published one month LIBOR rate.  At the Company’s current level of indebtedness, each 1% change in the variable interest rate will have an effect of $4,000 on the Company’s annual interest expense charges.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2007, were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The report of management on our internal control over financial reporting is set forth in Item 8 of this report and is incorporated herein by reference.

Item 9B. Other Information

None

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The applicable information set forth in the Company’s Definitive Proxy Statement is incorporated herein by reference.

Identification of Executive Officers and Certain Significant Employees

The executive officers of the Company, their positions with the Company, their ages and a brief biography for each are as follows:

Name	Age	Position

Matthew H. Knight	51	President and Chief Executive Officer
James W. Stave	53	VP – Research and Development and Chief Science Officer
Stanley Fronczkowski	56	VP – Finance, Chief Financial Officer and Corporate Secretary
Francis M. DiNuzzo	52	EVP – Marketing and Chief Commercial Officer (effective February 25, 2008)

Matthew H. Knight joined SDI in September 2003 as President and CEO, and also serves as a Director. Prior to joining SDI, Mr. Knight spent 23 years at Nalco Chemical Company. He began his career in field sales in 1980, and advanced through a series of sales and marketing management positions over the next 15 years. In 1996, Mr. Knight became General Manager of Nalco’s European operating group serving the water management needs of manufacturers, including the food, beverage and pharmaceutical industries. In 1998, he was promoted to General Manager of Nalco’s largest water treatment business unit and in 2000 he was promoted to Group Vice President and President of the company’s Industrial Division. Mr. Knight also served as Group Vice President, Sales Force Optimization, focused on development of sales and sales management processes for Nalco’s global sales force. Mr. Knight is a graduate of Miami University of Ohio, with a B.A. in Chemistry, and the Amos Tuck Executive Program.

James W. Stave joined SDI in March 1991 as a research group leader. Subsequently, Dr. Stave was promoted to director of Research and Development. In October 1993, Dr. Stave was promoted to Vice President—Research and Development and Chief Technical Officer. Dr. Stave was elected Chief Science Officer in 2006.  Prior to joining SDI, Dr. Stave worked for DuPont, Molecular Genetics, Inc. and the U.S. Department of Agriculture. Dr. Stave received his Ph.D. in Microbiology from the University of Maryland and his B.S. in Biology from Michigan Technological University.

Stanley Fronczkowski joined the Company in January 2007 as Vice President – Finance, Chief Financial Officer and Corporate Secretary.  Prior to joining SDI, Mr. Fronczkowski spent 29 years with Keystone Foods.  He began his career with Keystone in 1978, rising to the position Vice President, International Finance in 1988, and over the next 10 years, supported Keystone’s growth across multiple companies on four continents.  In 1998, Mr. Fronczkowski became COO for Keystone Europe, Middle East and Africa with full responsibility for the operating results of this business group.  Following Keystone’s reorganization to Strategic Business Units in Europe and North America, Mr. Fronczkowski assumed his most recent assignment as Keystone’s Vice President for Finance, Asia-Pacific.  Mr. Fronczkowski is a graduate of the State University of New York at Cortland with a B.S in Political Science, the University of Delaware with a B.S. in Accounting, and Widener University with a M.S. in Finance and Taxation.

Francis M. DiNuzzo joined the Company in February 2008 as Executive Vice President – Marketing and Chief Commercial Officer.  Prior to joining SDI, Mr. DiNuzzo spent 26 years at Agilent Technologies / Hewlett Packard.  He began his career in research and development in 1981 and advanced through a series of functional management over the next 18 years. In 1999, Mr. DiNuzzo became General Manager of Agilent’s  Chemical Solutions Business Unit where he had global responsibility for analytical equipment, consumables and service products serving the chemical, environmental, food and forensics markets. In 2001, Mr. DiNuzzo became General Manager of the Consumable and Services Business Unit, with global responsibility for all consumables and services across all Life Science and Chemical Analysis markets. In 2004, Mr. DiNuzzo became Vice President and General Manager of the Integrated Biology Solutions unit, a role where he formed a biotechnology business focused on Genomics, Proteomics and BioInformatics.  Mr. DiNuzzo holds B.S and M.S. degrees in Engineering with a minor in Business Administration from the University of New Hampshire.

Item 11. Executive Compensation

The applicable information set forth in the Company’s Definitive Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The applicable information set forth in the Company’s Definitive Proxy Statement is incorporated herein by reference.

Equity Compensation

The table below presents certain information as of December 31, 2007 concerning securities issuable in connection with equity compensation plans that have been approved by the Company’s shareholders and that have not been approved by the Company’s shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plan
approved by security
holders	951,620	$3.70	761,071

Equity compensation
not approved by
security holders	300,000	$4.00	-

Total	1,251,620	$3.77	761,071

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The applicable information set forth in the Company’s Definitive Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The applicable information set forth in the Company’s Definitive Proxy Statement is incorporated herein by reference.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements

(a) See the Consolidated Financial Statements which begin on page F-1 of this Report

2. Financial Statement Schedules

Financial statement schedules are omitted because they are either not required or not applicable or the required information is reflected in the financial statements or notes thereto.

3. Exhibits

Exhibit
Number	Description	Reference
2.1	Agreement and Plan of Merger among the Company, AZUR Acquisition Corp. and AZUR Environmental dated May 4, 2001	(1)

3.1	Fourth Amended and Restated Certificate of Incorporation of the Company	(2)

3.2	Amended and Restated Bylaws of the Company	(2)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Forms of Warrants to Purchase Common Stock of the Company	(2)

10.1	Stock Purchase Agreement among the Company and its outside directors and certain of their affiliates dated August 16, 2002	(12)

10.2	Demand Registration Rights Agreement among the Company and its outside directors and certain of their affiliates dated August 16, 2002	(12)

10.3	EnSys Environmental Products, Inc. 1993 Stock Incentive Plan*	(3)

10.4	Amended and Restated EnSys Environmental Products, Inc. 1995 Stock Incentive Plan*	(4)

10.5	EnSys Environmental Products, Inc. 401(k) Plan Adoption Agreement	(3)

10.11	Agreement and Plan of Merger by and between EnSys and Strategic Diagnostics Inc. dated as of October 11, 1996	(2)

10.18	Industrial Lease dated October 26, 1993, by and between Tober & Agnew Properties, Inc. and Strategic Diagnostics Incorporated	(6)

10.21	Lease agreement dated October 29, 1997 by and between Pencader Courtyard, L.P. and Strategic Diagnostics Inc.	(7)

10.22	1998 Employee Stock Purchase Plan	(11)

10.23	2000 Stock Incentive Plan*	(18)

10.27	Loan Agreement between the Company and PNC Bank, Delaware, dated May 5, 2000	(10)

10.28	Line of Credit Note between the Company and PNC Bank, Delaware, dated May 5, 2000	(10)

10.29	Term Note between the Company and PNC Bank, Delaware, dated May 5, 2000	(10)

10.30	Employment Agreement dated September 2, 2003, by and between Matthew H. Knight and the Company*	(13)

10.31	Nonqualified Stock Option Agreement dated September 2, 2003, by and between Matthew H. Knight and the Company*	(13)

10.32	Restricted Stock Grant Agreement dated September 2, 2003, by and between Matthew H. Knight and the Company*	(13)

10.33	Employment Agreement dated January 1, 1997 by and between James W. Stave and the Company*	(14)

10.34	Exclusive Distribution and Supply Agreement, dated as of May 4, 2005, by and between the Registrant and the DuPont Qualicon division	(15) (16)
	of E.I. du Pont de Nemours

10.35	Strategic Diagnostics Inc. Change of Control Severance Agreement*	(17)

21.1	Subsidiaries of the Company

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Certifications of the Chief Executive Officer of Strategic Diagnostics Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certifications of the Chief Financial Officer of Strategic Diagnostics Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Matthew H. Knight pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Stanley Fronczkowski pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the designated exhibit of the Company’s 10-Q for the fiscal quarter ended September 30, 2001
(2)	Incorporated by reference to the designated exhibit of the EnSys Registration Statement on Form S-4 (No. 333-17505) filed on December 9, 1996
(3)	Incorporated by reference to the designated exhibit of the EnSys Registration Statement on Form S-1 (No. 33-68440) filed on September 3, 1993
(4)	Incorporated by reference to Appendix F to the Joint Proxy Statement/Prospectus contained in the EnSys Registration Statement on Form S-4 (No. 333-17505) filed on December 9, 1996
(5)	Incorporated by reference to the designated exhibit of the EnSys Form 10-K for the fiscal year ended December 31, 1994
(6)	Incorporated by reference to the designated exhibit of the EnSys Form 10-Q for the fiscal quarter ended March 31, 1996
(7)	Incorporated by reference to the designated exhibit of the Company’s Form 10-K for the fiscal year ended December 31, 1996
(8)	Incorporated by reference to the designated exhibit of the Company’s Form 10-K for the fiscal year ended December 31, 1997
(9)	Incorporated by reference to the identically numbered exhibit contained in the Company’s Form 8-K filed on May 26, 1999
(10)	Incorporated by reference to the identically numbered exhibit contained in the Company’s Form 8-K filed on March 15, 1999
(11)	Incorporated by reference to the designated exhibit of the Company’s Registration Statement on Form S-8 (No. 333- 68107) filed on November 30, 1998
(12)	Incorporated by reference to the designated exhibit of the Company’s 10-Q for the fiscal quarter ended September 30, 2002
(13)	Incorporated by reference to the designated exhibit of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2003.
(14)	Incorporated by reference to the designated exhibit of the Company’s Form 10-K for the fiscal year ended December 31, 2004
(15)	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
(16)	Incorporated by reference to the designated exhibit of the Company’s Form 10-Q for the fiscal quarter ended June 30, 2005, as amended.
(17)	Incorporated by reference to the designated exhibit of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2005.
(18)	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 24, 2004.
*	Management contract or compensatory plan.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that the company’s internal control over financial reporting was effective as of December 31, 2007, based on the criteria in Internal Control-Integrated Framework issued by COSO.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

This report shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this report shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

/s/ Matthew H. Knight	/s/ Stanley Fronczkowski
Matthew H. Knight	Stanley Fronczkowski
President and Chief Executive Officer	Vice President – Finance and Chief
Financial Officer

Dated: March 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Strategic Diagnostics Inc.:

We have audited the accompanying consolidated balance sheets of Strategic Diagnostics Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Strategic Diagnostics Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” effective January 1, 2006, and Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109, effective January 1, 2007.

/s/ KPMG LLP
Philadelphia, Pennsylvania
March 31, 2008

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	December 31,
	2007	2006
ASSETS
Current Assets :
Cash and cash equivalents	$12,988	$10,892
Receivables, net	4,110	3,678
Inventories	4,204	3,178
Deferred tax asset	1,201	831
Other current assets	521	492
Total current assets	23,024	19,071

Property and equipment, net	5,481	4,058
Other assets	7	3
Deferred tax asset	7,389	8,484
Goodwill, net	4,201	4,249
Intangible assets, net	1,847	2,088
Total assets	$41,949	$37,953

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities :
Accounts payable	$569	$541
Accrued expenses	1,866	1,455
Deferred revenue	5	133
Current portion of long-term debt	611	211
Total current liabilities	3,051	2,340

Long-term debt	1,640	351
Other non-current liabilities	130	-
Total non-current liabilities	1,770	351

Stockholders' Equity:
Preferred stock, $.01 par value, 20,920,648 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.01 par value, 35,000,000 shares authorized,
20,410,540 and 20,192,402 issued and outstanding
at December 31, 2007 and December 31, 2006, respectively	205	202
Additional paid-in capital	39,594	38,605
Accumulated deficit	(2,830)	(3,690)
Cumulative translation adjustments	159	145
Total stockholders' equity	37,128	35,262
Total liabilities and stockholders' equity	$41,949	$37,953

The accompanying notes are an integral part of these statements

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2007	2006	2005

Revenues	$27,207	$25,522	$24,845

Operating expenses:
Manufacturing	10,766	11,715	11,416
Research and development	2,938	2,630	3,034
Selling, general and administrative	11,990	10,555	9,722
Loss on disposal of assets	110	42	-
Total operating expenses	25,804	24,942	24,172

Operating income	1,403	580	673

Interest income, net	433	386	207

Income before taxes	1,836	966	880

Income tax expense	976	282	296

Net income	$860	$684	$584

Basic net income per share
applicable to common stockholders	$0.04	$0.03	$0.03

Shares used in computing basic net income
per share applicable to common stockholders	20,325,000	20,032,000	19,741,000

Diluted net income per share
applicable to common stockholders	$0.04	$0.03	$0.03

Shares used in computing diluted net income
per share applicable to common stockholders	20,563,000	20,109,000	19,870,000

The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(in thousands)

			Additional			Cumulative
	Preferred	Common	Paid-In	Accumulated	Deferred	Translation
	Stock	Stock	Capital	Deficit	Compensation	Adjustments	Total

Balance January 1, 2005	$-	$194	$36,596	$(4,958)	$(206)	$140	$31,766

Comprehensive income:
Net income	-	-	-	584	-	-	584
Currency translation adjustment	-	-	-	-	-	(124)	(124)
Total comprehensive income							460

Exercises of stock options	-	5	1,330	-	-	-	1,335
Employee stock purchase plan	-	-	37	-	-	-	37
Issuance of restricted stock awards	-	1	213	-	(214)	-	-
Deferred compensation amortization	-	-	-	-	238	-	238
Tax benefit of stock option exercises	-	-	73	-	-	-	73
Tax benefit of restricted stock awards	-	-	-	-	(131)	-	(131)

Balance December 31, 2005	$-	$200	$38,249	$(4,374)	$(313)	$16	$33,778
Comprehensive income:
Net income	-	-	-	684	-	-	684
Currency translation adjustment	-	-	-	-	-	129	129
Total comprehensive income							813

Exercises of stock options	-	2	387	-	-	-	389
Employee stock purchase plan	-	-	30	-	-	-	30
Implementation of SFAS 123R	-	-	(313)	-	313	-	-
Deferred compensation amortization	-	-	273	-	-	-	273
Tax benefit of restricted stock awards	-	-	(21)	-	-	-	(21)

Balance December 31, 2006	$-	$202	$38,605	$(3,690)	$-	$145	$35,262
Comprehensive income:
Net income	-	-	-	860	-	-	860
Currency translation adjustment	-	-	-	-	-	14	14
Total comprehensive income							874

Exercises of stock options	-	3	534	-	-	-	537
Employee stock purchase plan	-	-	33	-	-	-	33
Deferred compensation amortization	-	-	422	-	-	-	422

Balance December 31, 2007	$-	$205	$39,594	$(2,830)	$-	$159	$37,128

The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Twelve Months
	Ended December 31,
	2007	2006	2005

Cash Flows from Operating Activities :
Net income	$860	$684	$584
Adjustments to reconcile net income to net
cash provided by (used in) operating activities :
Depreciation and amortization	1,206	1,027	924
Stock-based compensation expense	430	277	243
Deferred income taxes	769	124	296
Loss on disposal of fixed assets	93	42	210
(Increase) decrease in :
Receivables	(432)	(436)	(135)
Inventories	(1,026)	34	6
Other current assets	(29)	(130)	5
Other assets	(14)	26	(1)
Increase (decrease) in :
Accounts payable	32	77	(404)
Accrued expenses	411	16	184
Deferred revenue	(128)	(74)	207
Other non-current liabilities	130	-	-
Net cash provided by operating activities	2,302	1,667	2,119

Cash Flows from Investing Activities :
Purchase of property and equipment	(2,484)	(1,023)	(1,217)
Purchase of patent license	-	(117)	(17)
Proceeds from sale / disposal of assets	2	29	-
Net cash used in investing activities	(2,482)	(1,111)	(1,234)

Cash Flows from Financing Activities :
Proceeds from exercise of stock options	537	389	1,335
Proceeds from employee stock purchase plan	36	20	28
Proceeds from issuance of long and short term debt	2,000	-	-
Repayments on financing obligations	(311)	(211)	(211)
Net cash provided by financing activities	2,262	198	1,152

Effect on exchange rate changes on cash	14	129	(124)

Net increase in Cash and Cash Equivalents	2,096	883	1,913

Cash and Cash Equivalents, Beginning of Year	10,892	10,009	8,096

Cash and Cash Equivalents, End of Year	$12,988	$10,892	$10,009

Supplemental Cash Flow Disclosure :

Cash paid (received) for taxes and tax refunds	$233	$(13)	$(27)

Cash paid for interest	69	48	48

The accompanying notes are an integral part of these statements

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007
(in thousands, except share and per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CERTAIN BALANCE SHEET INFORMATION

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

Accounts Receivable

As of December 31, 2007, 2006 and 2005, the allowance for doubtful accounts was $82, $134 and $117, respectively. If receivables are in dispute with the customer or otherwise deemed uncollectible, the Company’s policy is to charge these write-offs against the allowance. The Company continually reviews the realizability of its receivables and charges current period earnings for the amount deemed unrealizable. At December 31, 2007, 2006 and 2005, net accounts receivable were $4,110, $3,678 and $3,242, respectively.

A summary of the activity in the allowance for doubtful accounts for the years ended December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
Balance, January 1	$134	$117	$186

Additions/Reductions-charged/credited to costs and expenses	(49)	108	(44)

Deductions-written off as uncollectible	(3)	(91)	(25)

Balance, December 31	$82	$134	$117

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

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007
(in thousands, except share and per share data)
At December 31, inventories consisted of the following:

	2007	2006

Raw materials	$1,354	$1,221
Work in progress	903	653
Finished goods	1,947	1,304
Net inventories	$4,204	$3,178

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

The Company enters into contracts related to the production of custom antibodies, which provide for the performance of defined tasks for a fixed price, with delivery of the product upon completion of production. The standard time to complete a project is typically longer than 30 days but less than 12 months and effort is expended over the life of the project. Revenues related to sales of custom antibody projects are recognized when a project’s specifications have been met and/or the related materials have been shipped.

Fees associated with products and services added on to a custom antibody project subsequent to delivery of the initial project are billed monthly and recognized as revenue as the services and other deliverables are provided.

Stock-Based Compensation

Under the Company’s employee share option plans prior to 2006, the Company granted employees and outside directors stock options at an exercise price equal to the fair market value at the date of grant. Compensation expense with respect to stock awards granted was measured based upon the fair value of such awards at the date of grant and was amortized over the vesting period.

The Company adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) using the modified prospective basis on January 1, 2006 in which compensation cost is recognized beginning January 1, 2006 for all stock-based awards granted on or after that date and for all awards granted to employees prior to January 1, 2006 that remain unvested on that date.  SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements at fair value.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007
(in thousands, except share and per share data)

The following table illustrates the effect on net income (loss) and earnings (loss) per share for the year ended December 31, 2005, if the fair value based method had been applied to all outstanding and unvested awards.

Year
Ended December 31,
2005

Net income (loss)	$584
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	160

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,350)

Pro forma net income (loss)	$(606)

Earnings (loss) per share:

Basic - as reported	$0.03

Basic—pro forma	$(0.03)

Diluted - as reported	$0.03

Diluted—pro forma	$(0.03)

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

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for income tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. Interest and penalties related to unrecognized tax benefits are recorded as income tax expense. See Note 10 for further information.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007
(in thousands, except share and per share data)

Basic and Diluted Income (Loss) per Share

Basic earnings (loss) per share (EPS) is computed by dividing net income or loss available for common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS, except that the dilutive effect of converting or exercising all potentially dilutive securities is also included in the denominator. The Company’s calculation of diluted EPS includes the dilutive effect of exercising stock options into common shares. Basic loss per share excludes potentially dilutive securities.  For the years 2007, 2006 and 2005, conversion of stock options totaling 19,250, 954,895 and 986,000 into common share equivalents were excluded from this calculation because they were antidilutive.

Listed below are the basic and diluted share calculations for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005

Average common shares outstanding	20,325,285	20,031,833	19,741,223

Shares used in computing basic net income
per share	20,325,285	20,031,833	19,741,223

Dilutive effect of stock options	237,360	76,855	127,733

Shares used in computing diluted net income
per share	20,562,645	20,108,688	19,868,956

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

Use of Estimates

The preparation of the consolidated financial statements requires the management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. These estimates include those made in connection with assessing the valuation of accounts receivable, inventories, deferred tax assets and long lived assets. Actual results could differ from those estimates.

Statements of Cash Flows

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007
(in thousands, except share and per share data)

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109” (“FIN 48”).  This statement clarifies the criteria an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements.  FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements.  Effective January 1, 2007, the Company has adopted the provisions of FIN 48 and there was no material effect on the consolidated financial statements.  As a result, there was no cumulative effect related to adopting FIN 48.

            In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 provides guidance for using fair value to measure assets and liabilities and is intended to respond to investors’ requests for expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on income. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. SFAS No. 157 also requires expanded disclosure of the effect on income for items measured using unobservable data, establishes a fair value hierarchy that prioritizes the information used to develop those assumptions and requires separate disclosure by level within the fair value hierarchy. The provisions of SFAS No. 157 are effective for interim financial statements issued for fiscal years beginning after November 15, 2007, or the Company’s fiscal 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 on the Consolidated Financial Statements, but does not expect the adoption of SFAS No. 157 to have a material effect on its consolidated financial position, results of operations or cash flows.

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

In June 2007, the FASB issued EITF No. 07-03, “Accounting for nonrefundable advance payments for goods or services received for use in future research and development activities.”  EITF No. 07-03 requires companies that make nonrefundable advance payments for future research and development activities to capitalize the payment, and recognize the expense as the goods are delivered or services are performed.  EITF No. 07-03 is effective for fiscal years beginning after December 15, 2007, (in the case of the Company, fiscal 2008), but is to be applied prospectively to new contracts entered into on or after the effective date.  The Company does not expect the adoption of EITF No. 07-03 will have a material effect on the consolidated financial statements.

In November 2007, the EITF of the FASB reached a consensus on Issue No. 07-01,"Accounting for Collaborative Arrangements," ("EITF No. 07-01"). EITF No. 07-01 defines a collaborative arrangement as a contractual arrangement in which the parties are: (1) active participants to the arrangement; and (2) exposed to significant risks and rewards that depend upon the commercial success of the endeavor. The issue also addresses the appropriate income statement presentation for activities and payments between the participants in a collaborative arrangement as well as for costs incurred and revenue generated from transactions with third parties. EITF No. 07-01 is effective for the Company for the reporting period beginning April 1, 2009. The Company is in the process of evaluating the impact of the adoption of EITF No. 07-01 on its consolidated financial statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007
(in thousands, except share and per share data)

In December 2007, the FASB issued SFAS No. 141(Revised), “Business Combinations,” or SFAS No. 141(R), which replaces SFAS No. 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We expect to adopt this statement on January 1, 2009.  SFAS No. 141(R)’s impact on accounting for business combinations is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51" (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. The standard also requires disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. In addition this standard establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 becomes effective for fiscal periods beginning after December 15, 2008. The Company expects to adopt this statement on January 1, 2009.  As the Company currently does not have a noncontrolling interest in a subsidiary, the effect of SFAS 160 if any, will be dependent on changes in the Company’s current business structure.

2. PROPERTY AND EQUIPMENT

As of December 31, property and equipment consisted of the following:

	2007	2006
Equipment	$5,615	$4,841
Building improvements	4,088	3,039
Furniture and fixtures	113	95
Land	1,380	1,129
Leasehold improvements	771	750
Total property and equipment	11,967	9,854

Less - accumulated depreciation and amortization	(6,486)	(5,796)
Net property and equipment	$5,481	$4,058

Depreciation expense was $966, $793 and $710 in 2007, 2006 and 2005, respectively.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007
(in thousands, except share and per share data)

3. INTANGIBLE ASSETS

As of December 31, intangible assets consisted of the following:

	2007	2006	Lives
Goodwill	$4,774	$4,822	N/A
Less - accumulated amortization	(573)	(573)
Net goodwill	$4,201	$4,249

	2007	2006	Lives
Intangible assets	3,134	3,134	2-20
Less - accumulated amortization	(1,287)	(1,046)
Net intangible assets	$1,847	$2,088

The Company’s goodwill principally relates to the 1999 acquisitions of HTI BioProducts, Inc. and Atlantic Antibodies, whose products are a component of the antibody product group, and the 2001 acquisition of Azur Environmental, whose products are a component of the water quality product group. The reduction in goodwill in 2007 is due to the utilization of foreign tax benefits from the 2001 acquisition of Azur Environmental.  The Company continues to sell the products acquired through these acquisitions at substantial margins.

The other intangible assets principally relate to intellectual and property rights acquired from Molecular Circuitry Inc. (“MCI”). The technology acquired from MCI primarily relates to proprietary growth media used by the Company in conjunction with the Company’s E. coli and Salmonella test kits, and also technology used in the Company’s ruminant feed test kit. The Company launched sales of these products during the year ended December 31, 2003 and expects continued launches of new products in the future based upon this intellectual property.

A director of the company was a majority shareholder of MCI and MCI continues to receive royalties from the Company.  Royalties paid to MCI in 2007, 2006 and 2005 were $172, $210 and $172, respectively.

Amortization of these intangible assets is on a straight line basis over their useful lives and was $240, $234 and $214 in 2007, 2006 and 2005, respectively. The following table is a schedule of the expected amortization expense in each of the next five years:

Year	Amount
2008	$237
2009	156
2010	119
2011	119
2012	119

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007
(in thousands, except share and per share data)

4. ACCRUED EXPENSES

As of December 31, accrued expenses consisted of the following:

	2007	2006

Royalties	$138	$202
Compensation	1,241	583
Professional fees	210	204
Purchases	252	305
Other	25	161
Total accrued expenses	$1,866	$1,455

5. LONG-TERM DEBT

On May 5, 2000, the Company entered into a financing agreement with a commercial bank, which was amended on August 10, 2007.  This agreement provides for up to a $5,000 revolving line of credit, none of which was outstanding and all of which was available at December 31, 2007.  The revolving line of credit bears a variable interest rate of between 100 basis points and 225 basis points over the one month LIBOR rate depending upon the ratio of the Company’s funded debt to EBITDA.  The Company’s annual effective rate of interest on this line of credit, taking into account the variable interest rate and LIBOR, was approximately 5.80% at December 31, 2007.

On December 13, 2001, the Company entered into an agreement with a commercial bank to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $1,500 in financing, $351 of which was outstanding at December 31, 2007, and is repayable over seven years, with principal payments that began on October 1, 2002. The loan bears a variable interest rate of between 100 basis points and 275 basis points over the one month LIBOR rate depending upon the ratio of the Company’s funded debt to EBITDA, as defined. Payments are due monthly, with equal amortization of principal payments plus interest. The Company’s annual effective rate of interest on this loan at December 31, 2007 was approximately 5.80%.

On August 21, 2007, the Company entered into an agreement with a commercial bank to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $2,000 in financing, $1,900 of which was outstanding at December 31, 2007, and is repayable over five years, with principal payments that began on October 1, 2007. The loan bears a fixed interest rate of 5.961% with equal amortization of principal payments plus interest.

Under the terms of the above financings, the Company is required to meet certain quarterly financial covenants that include a ratio of EBITDA to current maturities of debt plus interest and cash paid for taxes greater than 1.50 and a ratio of funded debt to EBITDA not to exceed 3.25.  The Company met all of its financial covenants with respect to this indebtedness at December 31, 2007 and expects that it will be able to meet all of its financial covenants with respect to this indebtedness for at least the next twelve months.

As of December 31, 2007, the outstanding balance on all of the Company’s commercial bank debt was $2,251. This indebtedness is secured by substantially all of the Company’s assets.

The following table is a schedule of the principal payments required under the Company’s long-term indebtedness:

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007
(in thousands, except share and per share data)

2008	$611
2009	540
2010	400
2011	400
2012	300
2,251
Less - current portion of long-term debt obligations	(611)

Long-term debt	$1,640

Interest expense was $78, $48 and $47 in 2007, 2006 and 2005, respectively.

6. STOCK OPTIONS AND AWARD PLANS

Under various plans, executives, key employees and outside directors receive awards of options to purchase common stock. The Company has a stock option plan (the “2000 Plan”) which authorizes the granting of incentive and nonqualified stock options. Incentive stock options are granted at not less than 100% of fair market value at the date of grant (110% for stockholders owning more than 10% of the Company’s common stock). Nonqualified stock options are granted at not less than 85% of fair market value at the date of grant. A maximum of 4,000,000 shares of common stock are issuable under the 2000 Plan. Certain additional options have been granted outside the 2000 Plan. These options generally follow the provisions of the 2000 Plan.  The Company issues new shares to satisfy option exercises and the vesting of restricted stock units.

On December 27, 2005, the Board of Directors of the Company approved the accelerated vesting, effective as of December 31, 2005, of all unvested stock options granted to employees and non-employee directors from 2002 through 2005 under the Company’s 2000 Stock Incentive Plan, as well as options granted to the Company’s Chief Executive Officer under his original employment agreement. The acceleration of vesting of these options reduced non-cash compensation expense that would have been recorded in the Company’s income statement in 2006 and future periods in anticipation of the adoption of SFAS 123(R) in January 2006. The Board’s decision to accelerate the vesting was based on such factors as: 48% of the options were “out of the money”; the options generally vested over the next three years; to reduce compensation expense that might be recorded in future periods following the adoption of SFAS 123R; and, the Company has decided to rely, to a substantial degree, on restricted stock as opposed to options in future incentive compensation awards.

As a result of the acceleration, options to purchase approximately 381,000 shares of the Company’s common stock (which represented 23% of the Company’s outstanding stock options) became exercisable on December 31, 2005. The accelerated options ranged in exercise price from $2.51 to $4.12 per share and the weighted average exercise price of the accelerated options was $3.41 per share. Of the 381,000 shares that became exercisable, approximately 199,000 of these shares were “in the money” as of December 27, 2005, meaning that the exercise price was at or below the price of the Company’s common stock on that date. The weighted average exercise price of the “in the money” shares on that date was $3.02. The options subject to acceleration included options to purchase approximately 222,000 shares held in the aggregate by executive officers and approximately 48,000 shares held in the aggregate by non-employee directors of the Company. Of these 270,000 shares, approximately 147,000 were “in the money” as of December 27, 2005. The grant date fair value of the unvested portion of accelerated options at December 31, 2005 totaled $975,000 and would have been recognized as compensation expense in accordance with SFAS 123(R) in future years as follows: $682,000 in 2006, $228,000 in 2007 and $65,000 in 2008.

Share-based compensation expense recorded in 2007 and 2006 is summarized as follows:

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007
(in thousands, except share and per share data)

	2007	2006

Stock options	$249	$76
Employee stock purchase plan	8	2
Restricted stock units	173	199

Total share-based compensation expense	$430	$277

The deferred income tax benefit related to share-based compensation expense for the years ended December 31, 2007 and December 31, 2006 was $120 and $105 respectively.  Share-based compensation expense is a component of selling, general and administrative expense, and is recorded as a non-cash expense in the operating activities section of the consolidated statement of cash flows.

Information with respect to the stock options granted under the 2000 Plan and options granted separately from the 2000 Plan is summarized as follows:

					Weighted	Aggregate
	Number				Average Remaining	Instrinsic
	of Shares	Price Range			Contractual term	Value

Balance, December 31, 2004	2,099,227	$0.19	-	$6.94

Granted	166,500	$2.51	-	$3.35
Cancelled / forefeited	(105,067)	$3.05	-	$4.69
Exercised	(500,160)	$0.19	-	$3.65

Balance, December 31, 2005	1,660,500	$1.88	-	$6.94
Granted	100,895	$3.80	-	$4.00
Cancelled / forfeited	(109,666)	$2.51	-	$4.08
Exercised	(182,000)	$1.88	-	$2.65

Balance, December 31, 2006	1,469,729	$1.88	-	$6.94
Granted	180,575	$3.46	-	$4.65
Cancelled / forfeited	(224,284)	$2.50	-	$6.94
Exercised	(174,400)	$1.88	-	$4.20

Balance, December 31, 2007	1,251,620	$2.50	-	$6.94	5.7 years	$2,016

Vested and excercisable at
December 31, 2007	1,070,945	$2.50	-	$6.94	5.2 years	$1,774

Expected to vest as of
December 31, 2007	1,239,120	$2.50	-	$6.94	5.7 years	$1,998

As of December 31, 2007, options covering 1,070,945 shares were exercisable with a weighted average exercise price of $3.72 per share, and 761,071 shares were available for future grant under the 2000 Plan.

For options granted in 2007, the Company recognized as compensation expense, the fair value of the option granted, amortized over the vesting period of the options.  As of December 31, 2007 there was $226 of unrecognized compensation expense related to non-vested stock options that is expected to be recognized over a weighted average period of 2.5 years.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007
(in thousands, except share and per share data)

The total aggregate intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $257, $272 and $282 respectively.  Cash received from the exercises during the years ended December 31, 2007, 2006 and 2005 was $537, $389 and $1,335 and are included within the financing activity section of the consolidated statements of cash flows.

The following table provides additional information about the Company’s stock options outstanding at December 31, 2007:

			Options Outstanding			Options Exercisable
				Weighted Average			Wtd. Average
Range of			Number of	Remaining	Exercise	Number of	Exercise
Exercise Prices			Shares	Contractual Life	Price	Shares	Price

$2.50	-	$2.61	61,000	6.3 Years	$2.52	61,000	$2.52
$2.88	-	$4.69	1,177,370	5.7 Years	$3.81	996,695	$3.77
$5.17	-	$6.94	13,250	3.6 Years	$5.49	13,250	$5.49
$2.50	-	$6.94	1,251,620	5.7 Years	$3.77	1,070,945	$3.72

The weighted average fair value at the date of grant for options granted during 2007, 2006 and 2005 is estimated at $2.55, $2.50 and $2.09 per share, respectively, using the Black-Scholes pricing model. The assumptions used in the Black-Scholes model are as follows: dividend yield of 0%, expected volatility of 59% in 2007, 69% in 2006 and 85% in 2005, risk-free interest rate of 4.25% in 2007, 4.57% in 2006 and 3.93% in 2005, and an expected option life of 5.5 years in 2007, 6 years in 2006, and 5 years in 2005.  The expected option life was computed using the sum of the average vesting period and the contractual life of the option and dividing by 2, for all periods presented.

The Company grants restricted stock units (RSU) which is the right to receive shares. The fair value of RSU’s is based on the market price for the stock at the date of grant.  RSU’s generally vest over periods of two to five years. The cost of the grant is charged to operations over the vesting period.

The following table summarizes the changes in non-vested restricted stock units for the three year period ending December 31, 2007:

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007
(in thousands, except share and per share data)

		Weighted Average
		Grant Date	Aggregate
	Shares	Fair Value	Intrinsic Value

Non-vested RSU's at December 31, 2004	100,000	$3.55

Granted	77,296	$3.35
Vested	(56,856)	$3.73
Cancelled / forfeited	(11,430)	$3.94

Non-vested RSU's at December 31, 2005	109,010	$3.55

Granted	53,535	$3.87
Vested	(51,989)	$3.92
Cancelled / forfeited	(25,334)	$3.06

Non-vested RSU's at December 31, 2006	85,222	$3.71
Granted	70,193	$4.61
Vested	(38,788)	$3.54
Cancelled / forfeited	(15,750)	$4.00

Non-vested RSU's at December 31, 2007	100,877	$4.36	$440

Expected to vest at December 31, 2007	96,077	$4.36	$$419

The Company recorded compensation expense of $174, $199 and $237 for the years ended December 31, 2007, 2006 and 2005, for RSU’s.  This expense is a component of selling, general and administrative expenses, and is recorded as a non-cash expense in the operating activities section of the consolidated statement of cash flows.  As of December 31, 2007, 96,077 of the above non-vested RSU’s are expected to vest and there is approximately $335 of unrecognized compensation expense related to non-vested RSU’s that are expected to vest over a weighted average of 2.4 years.

7. SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

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

The Company develops and manufactures antibodies in its bio-services division.  Such antibodies are incorporated into test kits manufactured by the Company's industrial bio-detection services division for the detection of a wide variety of substances related to food safety and water quality.  In addition, antibodies from the bio-services division are sold to medical diagnostic and pharmaceutical companies and research institutions. The Company does not provide segment disclosures as discrete financial information is not prepared for the bio-services and industrial bio-detection services divisions for review by the Chief Operating Decision Maker.

Geographic:

The following table sets forth revenues by geographic region:

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007
(in thousands, except share and per share data)

	Twelve Months
	Ended December 31,
	2007	2006	2005

United States	$21,154	$19,498	$18,368
Rest of the world	6,053	6,024	6,477
Total	$27,207	$25,522	$24,845

The Company’s basis for identifying sales by country is the ship-to location. There were no individual countries outside of the United States that represented more than 10% of the total revenues of the Company. There are no significant long-lived assets located outside the United States.

Products and Services:

The following table sets out revenues by product category.

	Year Ended
	December 31,
	2007	2006	2005
Water quality	$5,099	$5,203	$5,139
Food safety	7,671	9,215	8,981
Contract revenue	156	-	-
Antibody	14,281	11,104	10,725
Net revenues	$27,207	$25,522	$24,845

8. COMMITMENTS AND CONTINGENCIES

The Company leases its office and manufacturing facilities and other equipment under operating leases. Rent expense for the years ended December 31, 2007, 2006 and 2005, was $843, $738 and $710, respectively. Future commitments under non-cancelable leases at December 31 are as follows:

2008	$798
2009	782
2010	77
2011	40
2012	30
2013 and thereafter	-
$1,727

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

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007
(in thousands, except share and per share data)

The Company is subject to various claims arising in the ordinary course of business. Although the ultimate outcome of these matters is presently not determinable, management does not believe that the outcome of these matters will have a material adverse effect on the Company’s financial position or results of operations.

9. RETIREMENT SAVINGS PLAN

The Company maintains a retirement savings plan qualified under Section 401(k) of the Internal Revenue Code. The plan allows for eligible employees to contribute a portion of their gross wages to the plan. The Company matches employees’ contributions on a 50% basis up to 6% of gross wages. In 2007, 2006 and 2005, the Company recognized expense of $172, $153 and $153, respectively, associated with this plan.

10. INCOME TAXES

The components of income before tax expense as of December 31 are as follows:

	2007	2006	2005

United States	$1,673	$790	$719
Rest of the world	163	176	161
Total	$1,836	$966	$880

The income tax expense (benefit) consists of the following:

		2007	2006	2005

Federal	current	$95	$56	$-
	deferred	710	82	179
		805	138	179
State	current	63	90	18
	deferred	59	1	99
		122	91	117
Foreign	current	49	53	-
	deferred	-	-	-
		49	53	-
Total		$976	$282	$296

The following table summarizes the significant differences between the U.S. Federal statutory rate and the Company’s effective tax rate for financial statement purposes:

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007
(in thousands, except share and per share data)

	2007	2006	2005

Statutory tax rate	34.0%	34.0%	34.0%
State taxes, net of U.S. Federal benefit	4.4%	6.2%	8.8%
Foreign NOL not previously recorded	0.0%	0.0%	(5.5%)
Provision for uncertain tax positions	10.4%	0.0%	0.0%
Additional tax for reconciliation to 2006 return	6.2%	0.3%	1.0%
Research and development credits	(6.7%)	(14.6%)	(11.0%)
Other, net	4.9%	3.3%	6.3%

Total	53.2%	29.2%	33.6%

Significant components of the Company’s deferred tax assets as of December 31 are as follows:

	2007	2006

Net operating loss carryforwards	$6,104	$7,501
Credit carryforwards	967	848
Amortization and depreciation	2,921	2,531
Deferred compensation	61	34
Non-deductible reserves	95	35
Inventory costs not currently deductible	200	178

Total deferred tax assets	10,348	11,127
Valuation allowance	(1,758)	(1,812)

Net deferred tax assets	$8,590	$9,315

At December 31, 2007, management concluded that no valuation allowance is necessary for federal deferred tax assets after considering the positive and negative evidence. In making this determination, the Company considered the following positive factors:

•	U.S. income before taxes of $1,673, $790 and $719 for each of the three years ending December 31, 2007, 2006 and 2005 respectively;

•	operating margins of 60% in 2007, 54% in 2006 and 54% in 2005;

•	past and anticipated new product launches;

•	use of annual election to capitalize research and experimentation expenses under IRS code 59(e), which will then be amortized over a ten year period; and

•	the expansion of the Company’s capacity for rabbit antibodies, with completion of a new rabbit barn in 2007.

The Company also considered the following negative factors:

•	uncertainty of the US economy heading into 2008; and

•	federal net operating loss carry forwards begin to expire in 2010.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007
(in thousands, except share and per share data)

At December 31, 2007, management has concluded that a full valuation allowance of approximately $119 necessary for deferred tax assets in certain state jurisdictions. For the state jurisdictions, management has considered the same positive and negative evidence as utilized for the federal deferred tax assets described above. The Company has also considered the substantial reduction of its presence in North Carolina and Pennsylvania since the time when the net operating losses were incurred in those jurisdictions as additional negative evidence.

At December 31, 2007, the Company had approximately $6,208 of net operating loss carryforwards for tax purposes related to operations in the United Kingdom (“UK”).  Management considered positive and negative indicators in concluding that a substantial valuation allowance of approximately $1,638 was necessary for the foreign deferred tax assets of approximately $1,738. The positive indicators included the contribution to income before taxes by the foreign operations in the UK for 2007 and 2006, and the expected income before taxes in the UK for 2008. The negative indicators include a history of substantial net operating losses in the UK, the lack of income before taxes until 2004 and limitations with regard to estimating income in the UK beyond 2008 resulting from concerns about the future need for a foreign subsidiary.

The net operating loss carryforwards differ from the accumulated deficit, principally due to differences in the timing of recognition of certain research and development expenses, depreciation and amortization, other non-deductible reserves and limitations under federal and state tax regulations for acquired net operating loss carryforwards.

As of December 31, 2007, the Company had Federal net operating loss carryforwards, including those acquired, of approximately $11.9 million, which begin to expire as follows:

Year	NOL (in thousands)

2010	$4,802
2017	760
2018	1,327
2019	550
2020	66
2021	56
2022	2,268
2024	2,032
2025	3
Total	$11,864

Based on the best information available to the Company today, the Company expects to have sufficient future taxable income to utilize such NOLs prior to the expiration of the net operating loss carry forwards.

Of the total net operating loss carryforwards, $7,505 is subject to federal tax regulations concerning limitations as to utilization of net operating loss carryforwards since a cumulative change in ownership of more than 50% has occurred within a three year period with respect to those net operating loss carryforwards. The Company does not expect net operating loss carryforwards to expire unused.

As of January 1, 2007, the Company provided a liability for approximately $362 of unrecognized tax benefits, of which $326 would impact the Company’s effective tax rate if recognized.  For the year ended December 31, 2007, unrecognized tax benefits increased $218 to $580, of which approximately $513 would impact the Company’s effective tax rate if recognized.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007
(in thousands, except share and per share data)

The change in our unrecognized tax benefits for the year ended December 31, 2007 was:

January 1, 2007	$362

Increases from positions taken in prior periods	128

Decreases from positions taken in prior periods	-

Increases from positions taken in current period	92

Decreases in unrecognized tax benefits relating to settlements with taxing authorities	(2)

Reductions to unrecognized tax benefits as a result of a lapse of applicable statute of limitations	-

December 31, 2007	$580

The Company is subject to U.S. Federal and United Kingdom income tax, as well as income taxes of multiple state jurisdictions.  The Company’s 2005 income tax return was reviewed by the Internal Revenue Service. The 2005 examination resulted in an increase of tax for the return period of approximately $6.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  Upon adoption of FIN 48 and at December 31, 2007, the Company had no interest or penalties accrued related to uncertain tax positions, due to available net operating loss carryforwards.

For federal purposes, post-1992 tax years remain open to examination as a result of earlier net operating losses being utilized in recent years.  For state purposes, the statute of limitations remains open in a similar manner for states that have generated net operating losses. The Company expects no change in its liability for unrecognized tax benefits related to positions taken in prior periods during the next twelve months.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007
(in thousands, except share and per share data)

11. QUARTERLY FINANCIAL DATA (unaudited)

	Three Months Ended,
	March 31	June 30	September 30	December 31
	(In thousands except per share data)
2007
Revenues	$6,647	$6,725	$6,564	$7,271
Gross profit (1)	4,070	4,078	3,897	4,396
Net income (loss)	490	204	-	166
Basic earnings (loss) per share	0.02	0.01	-	0.01
Diluted earnings (loss) per share	0.02	0.01	-	0.01

2006
Revenues	$6,268	$5,640	$6,624	$6,990
Gross profit (1)	3,328	2,912	3,659	3,902
Net income (loss)	92	(231)	332	491
Basic earnings (loss) per share	-	(0.01)	0.02	0.02
Diluted earnings (loss) per share	-	(0.01)	0.02	0.02

(1) Gross profit is revenues less manufacturing expenses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATEGIC DIAGNOSTICS INC.

Date: March 31, 2008	/s/ Matthew H. Knight
Matthew H. Knight
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 31, 2008	/s/ Grover C. Wrenn
Grover C. Wrenn
Chairman of the Board of Directors

Date: March 31, 2008	/s/ Matthew H. Knight
Matthew H. Knight
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 31, 2008	/s/ Stanley Fronczkowski
Stanley Fronczkowski
Vice President – Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 31, 2008	/s/ Steven Becker
Steven Becker
Director

Date: March 31, 2008	/s/ Morton Collins
Morton Collins
Director

Date: March 31, 2008	/s/ Geoffrey Davis
Geoffrey Davis
Director

Date: March 31, 2008	/s/ Herbert Lotman
Herbert Lotman
Director

Date: March 31, 2008	/s/ Clifford L. Spiro
Clifford L. Spiro
Director

Date: March 31, 2008	/s/ Richard van den Broek
Richard van den Broek
Director

Date: March 31, 2008	/s/ Stephen L. Waechter
Stephen L. Waechter
Director