Form 10-Q
period 2008-03-31
STRATEGIC DIAGNOSTICS INC/DE/
filed 2008-05-12
CIK 911649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Yes: ☒         No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes: ☐          No: ☒

As of March 31, 2008, there were 20,480,950 outstanding shares of the Registrant’s common stock, par value $.01 per share.

STRATEGIC DIAGNOSTICS INC.

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current Assets :
Cash and cash equivalents	$12,461	$12,988
Receivables, net	3,565	4,110
Inventories	3,999	4,204
Deferred tax asset	1,186	1,201
Other current assets	1,154	521
Total current assets	22,365	23,024

Property and equipment, net	5,539	5,481
Other assets	6	7
Deferred tax asset	7,380	7,389
Goodwill, net	4,190	4,201
Intangible assets, net	1,788	1,847
Total assets	$41,268	$41,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities :
Accounts payable	$486	$569
Accrued expenses	1,094	1,866
Deferred revenue	75	5
Current portion of long-term debt	611	611
Total current liabilities	2,266	3,051

Long-term debt	1,488	1,640
Other non-current liabilities	131	130
Total non-current liabilities	1,619	1,770

Stockholders’ Equity:
Preferred stock, $.01 par value, 20,920,648 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 35,000,000 shares authorized, 20,480,950 and 20,410,540 issued and outstanding at March 31, 2008 and December 31, 2007, respectively	205	205
Additional paid-in capital	39,860	39,594
Accumulated deficit	(2,842)	(2,830)
Cumulative translation adjustments	160	159
Total stockholders’ equity	37,383	37,128
Total liabilities and stockholders’ equity	$41,268	$41,949

The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months
	Ended March 31,
	2008	2007

Revenues	$7,155	$6,647

OPERATING EXPENSES:
Manufacturing	3,122	2,577
Research and development	940	697
Selling, general and administrative	3,178	2,662
Total operating expenses	7,240	5,936

Operating income (loss)	(85)	711

Interest income, net	62	110

Income (loss) before taxes	(23)	821

Income tax expense (benefit)	(11)	331

Net income (loss)	(12)	490

Basic net income (loss) per share	$(0.00)	$0.02

Shares used in computing basic net income (loss) per share	20,440,000	20,209,000

Diluted net income (loss) per share	$(0.00)	$0.02

Shares used in computing diluted net income (loss) per share	20,440,000	20,319,000

The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months
	Ended March 31,
	2008	2007

Cash Flows from Operating Activities :
Net income (loss)	$(12)	$490
Adjustments to reconcile net income (loss) to net cash (used in) operating activities :
Depreciation and amortization	326	297
Share-based compensation expense	252	82
Deferred income tax provision	35	273
(Increase) decrease in :
Receivables	545	(158)
Inventories	205	(550)
Other current assets	(633)	(636)
Other assets	—	(25)
Increase (decrease) in :
Accounts payable	(83)	22
Accrued expenses	(772)	(329)
Deferred revenue	70	21
Other non-current liabilities	1	82
Net cash used in operating activities	(66)	(431)

Cash Flows from Investing Activities :
Purchase of property and equipment	(325)	(366)
Net cash used in investing activities	(325)	(366)

Cash Flows from Financing Activities :
Proceeds from exercise of incentive stock options	—	302
Proceeds from employee stock purchase plan	17	6
Repayments on financing obligations	(152)	(53)
Net cash provided by (used in) financing activities	(135)	255

Effect of exchange rate changes on cash	1	(51)

Net decrease in Cash and Cash Equivalents	(527)	(593)

Cash and Cash Equivalents, Beginning of Period	12,988	10,892

Cash and Cash Equivalents, End of Period	$12,461	$10,299

Supplemental Cash Flow Disclosure :

Cash paid for taxes	1	53

Cash paid for interest	33	10

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

Basis of Presentation and Interim Financial Statements

The accompanying unaudited consolidated interim financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. In the opinion of management, the accompanying consolidated interim financial statements include all adjustments (all of which are of a normal recurring nature) necessary for a fair presentation of the results of operations.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).   SFAS No. 157 provides guidance for using fair value to measure assets and liabilities and is intended to respond to investors’ requests for expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on income. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. SFAS No. 157 also requires expanded disclosure of the effect on income for items measured using unobservable data, establishes a fair value hierarchy that prioritizes the information used to develop those assumptions and requires separate disclosure by level within the fair value hierarchy. The provisions of SFAS No. 157 are effective for interim financial statements issued for fiscal years beginning after November 15, 2007, or the Company’s fiscal 2008. The Company adopted SFAS No. 157 effective January 1, 2008, and as of March 31, 2008, had no assets or liabilities to which this standard applied.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of SFAS No. 115” (“SFAS No. 159”).  SFAS No. 159 allows entities to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, in the case of the Company, fiscal 2008.  The Company adopted SFAS No. 159 effective January 1, 2008 and has elected not to value any financial instruments or other items at fair value.

In June 2007, the FASB issued EITF No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF No. 07-3”).  EITF No. 07-3 requires companies that make nonrefundable advance payments for future research and development activities to capitalize the payment, and recognize the expense as the goods are delivered or services are performed.  EITF No. 07-3 is effective for fiscal years beginning after December 15, 2007, (in the case of the Company, fiscal 2008), but is to be applied prospectively to new contracts entered into on or after the effective date.  The Company has adopted EITF No. 07-3 effective January 1, 2008 and there was no material effect on its consolidated financial position, results of operations or cash flows.

                                                             In November 2007, the EITF of the FASB reached a consensus on Issue No. 07-1,”Accounting for Collaborative Arrangements” (“EITF No. 07-1”). EITF No. 07-1 defines a collaborative arrangement as a contractual arrangement in which the parties are: (1) active participants to the arrangement; and (2) exposed to significant risks and rewards that depend upon the commercial success of the endeavor. The issue also addresses the appropriate income statement presentation for activities and payments between the participants in a collaborative arrangement as well as for costs incurred and revenue generated from transactions with third parties. EITF No. 07-1 is effective for the Company for the reporting period beginning January 1, 2009. The Company is in the process of evaluating the impact of the adoption of EITF No. 07-1 on its consolidated financial statements

In December 2007, the FASB issued SFAS No. 141(Revised), “Business Combinations,” (“SFAS No. 141(R)”), which replaces SFAS No. 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We expect to adopt this statement on January 1, 2009.  SFAS No. 141(R)’s impact on accounting for business combinations is dependent upon future acquisitions the Company may make.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. The standard also requires disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. In addition this standard establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 becomes effective for fiscal periods beginning after December 15, 2008. The Company expects to adopt this statement on January 1, 2009.  As the Company currently does not have a noncontrolling interest in a subsidiary, the effect of SFAS No. 160, if any, will be dependent on changes in the Company’s current business structure.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, An Amendment of FASB Statement No. 133” (“SFAS No. 161”). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”  as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company currently does not engage in hedging activities, nor does it hold any derivative instruments, therefore the effect of SFAS No. 161, if any, will be dependent on changes in the Company’s current financial structure.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following for each period:

	Three Months Ended
	March 31,
	2008	2007

Net income (loss)	$(12)	$490

Currency translation adjustment	1	(51)

Total comprehensive income (loss)	$(11)	$439

2.                         BASIC AND DILUTED INCOME PER SHARE

Basic earnings per share (EPS) is computed by dividing net income available for common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS, except that the dilutive effect of converting or exercising all potentially dilutive securities is also included in the denominator. The Company’s calculation of diluted EPS includes the dilutive effect of exercising stock options into common shares.  For the period ended March 31, 2008, the effect of converting stock options into 181,821 common share equivalents was excluded, because it was antidilutive.

	Three Months Ended
	March 31,
	2008	2007

Weighted avg. common shares outstanding	20,439,528	20,208,666

Shares used in computing basic net income per share	20,439,528	20,208,666

Stock options	—	110,426

Shares used in computing diluted net income per share	20,439,528	20,319,092

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

Share-based compensation expense recorded in the three month periods ended March 31, 2008 and 2007 is summarized as follows:

	Three Months Ended
	March 31,
	2008	2007

Stock options	$137	$36
Employee stock purchase plan	2	3
Restricted stock units	113	43

Total share-based compensation expense	$252	$82

The deferred income tax benefit related to share-based compensation expense for the quarters ended March 31, 2008 and 2007 was $55 and $18 respectively.  Share-based compensation expense is a component of selling, general and administrative expense, and is recorded as a non-cash expense in the operating activities section of the Company’s Consolidated Statement of Cash Flows.

The intrinsic value of options exercised during the three month periods ended March 31, 2008 and 2007 was $0 and $179, respectively.  Proceeds received from the exercise of stock options and from employee payments into the ESPP totaled $0 and $17, respectively, in the three month period ended March 31, 2008 and $302 and $6, respectively, in the three month period ended March 31, 2007. These amounts are recorded in the cash flows from financing activities section of the Company’s Consolidated Statement of Cash Flows.

Information with respect to the activity of outstanding stock options granted under the 2000 Plan and options granted separately from the 2000 Plan for the three months ended March 31, 2008 is summarized as follows:

					Weighted	Aggregate
	Number				Average Remaining	Instrinsic
	of Shares	Price Range			Contractual term	Value

Balance, December 31, 2007	1,251,620	$2.50	-	$6.94

Granted	164,720	$3.74	-	$4.60

Balance, March 31, 2008	1,416,340	$2.50	-	$6.94	6.0 years	$(175)

Vested and excercisable at March 31, 2008	1,155,514	$2.50	-	$6.94	5.2 years	$(31)

Expected to vest as of March 31, 2008	1,388,972	$2.50	-	$6.94	5.9 years	$(160)

During the three month period ended March 31, 2008, there were 164,720 options granted with a weighted average grant date fair value, based on a Black-Scholes calculation, of $2.20 per share.  The assumptions used in the Black-Scholes model are as follows, based upon a weighted average: dividend yield 0%, expected volatility 49.15%, risk-free interest rate 2.90% and an expected life of 5.68 years.  The Company uses the Simplified Method for expensing stock options, where the expected life of the option is computed using the sum of the average vesting period and the contractual life of the option and dividing by 2, for all periods presented.

The following table provides additional information about the Company’s stock options outstanding and exercisable at March 31, 2008:

			Options Outstanding			Options Exercisable
				Weighted Average			Wtd. Average
Range of			Number of	Remaining	Exercise	Number of	Exercise
Exercise Prices			Shares	Contractual Life	Price	Shares	Price

$2.50	-	$2.61	61,000	6.0 Years	$2.52	61,000	$2.52
$2.88	-	$4.69	1,342,090	6.0 Years	$3.90	1,081,264	$3.81
$5.17	-	$6.94	13,250	3.4 Years	$5.49	13,250	$5.49
$2.50	-	$6.94	1,416,340	6.0 Years	$3.85	1,155,514	$3.76

A summary of the status of the Company’s unvested restricted stock as of December 31, 2007 and changes during the three month period ended March 31, 2008 is presented below.

		Weighted Average
		Grant Date	Aggregate
	Shares	Fair Value	Intrinsic Value

Non-vested RSU’s at December 31, 2007	96,116	$4.39
Granted	69,590	$4.57
Vested	(23,194)	$4.13

Non-vested RSU’s at March 31, 2008	142,512	$4.52	$644

Expected to vest at March 31, 2008	132,172	$4.52	$598

During the three month period ended March 31, 2008, there were 69,590 shares of restricted stock granted at a fair value of $4.57. At March 31, 2008, there were 142,512 shares of restricted stock outstanding with a fair value (based on the market price for the stock at the date of grant) totaling $644 and a weighted average remaining term of 2.2 years. Restricted stock granted is generally scheduled to vest over periods of two to four years. The cost of the grant is charged to operations over the vesting period. The total unamortized fair value of non-vested restricted stock that is expected to vest at March 31, 2008 was $469.

4.                         INVENTORIES

The Company’s inventories are valued at the lower of cost or market. For inventories that consist primarily of test kit components, bulk serum and antibody products, cost is determined using the first in, first out method. For inventories that consist of costs associated with the production of custom antibodies, cost is determined using the specific identification method. At March 31, 2008 and December 31, 2007, inventories consisted of the following:

	March 31,	December 31,
	2008	2007

Raw materials	$1,283	$1,354
Work in progress	1,055	903
Finished goods	1,661	1,947
Net inventories	$3,999	$4,204

5.                         INTANGIBLE ASSETS

At March 31, 2008 and December 31, 2007, intangible assets consisted of the following:

	March 31,	December 31,
	2008	2007	Lives
Goodwill	$4,763	$4,774	N/A
Less - accumulated amortization	(573)	(573)
Net goodwill	$4,190	$4,201

	March 31,	December 31,
	2008	2007	Lives
Intangible assets	3,134	3,134	2-20
Less - accumulated amortization	(1,346)	(1,287)
Net intangible assets	$1,788	$1,847

6.                         DEBT

On May 5, 2000, the Company entered into a financing agreement with a commercial bank, which was amended on August 10, 2007.  This agreement provides for up to a $5,000 revolving line of credit, none of which was outstanding and all of which was available at March 31, 2008.  The revolving line of credit bears a variable interest rate of between 100 basis points and 225 basis points over the one month LIBOR rate depending upon the ratio of the Company’s funded debt to EBITDA.  The Company’s annual effective rate of interest on this line of credit, taking into account the variable interest rate and LIBOR, was approximately 4.13% at March 31, 2008.

On December 13, 2001, the Company entered into an agreement with a commercial bank to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $1,500 in financing, $298 of which was outstanding at March 31, 2008, and is repayable over seven years, with principal payments that began on October 1, 2002. The loan bears a variable interest rate of between 100 basis points and 275 basis points over the one month LIBOR rate depending upon the ratio of the Company’s funded debt to EBITDA, as defined. Payments are due monthly, with equal amortization of principal payments plus interest. The Company’s annual effective rate of interest on this loan at March 31, 2008 was approximately 4.13%.

On August 21, 2007, the Company entered into an agreement with a commercial bank to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $2,000 in financing, $1,800 of which was outstanding at March 31, 2008, and is repayable over five years, with principal payments that began on October 1, 2007. The loan bears a fixed interest rate of 5.96% with equal amortization of principal payments plus interest.

Under the terms of the above financings, the Company is required to meet certain quarterly financial covenants that include a ratio of EBITDA to current maturities of debt plus interest and cash paid for taxes greater than 1.50 and a ratio of funded debt to EBITDA not to exceed 3.25.  The Company met all of its financial covenants with respect to this indebtedness at March 31, 2008 and expects that it will be able to meet all of its financial covenants with respect to this indebtedness for at least the next twelve months.

As of March 31, 2008, the outstanding balance on all of the Company’s commercial bank debt was $2,099. This indebtedness is secured by substantially all of the Company’s assets.

7.                         INCOME TAXES

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109” (“FIN 48”) on January 1, 2007 and there was no material effect on the consolidated financial statements.  As a result, there was no cumulative effect related to adopting FIN 48.  This statement clarifies the criteria an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements.  FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements.

As of January 1, 2008, the Company provided a liability for approximately $580 of unrecognized tax benefits, of which $513 would impact the Company’s effective tax rate if recognized.  For the quarter ended March 31, 2008, unrecognized tax benefits increased $7 to $587, of which approximately $520 would impact the Company’s effective tax rate if recognized.

The Company is subject to U.S. Federal and United Kingdom income tax, as well as income taxes of multiple state jurisdictions.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  Upon adoption of FIN 48 and at March 31, 2008, the Company had no interest or penalties accrued related to uncertain tax positions, due to available net operating loss carryforwards.

For federal purposes, post-1992 tax years remain open to examination as a result of earlier net operating losses being utilized in recent years.  For state purposes, the statute of limitations remains open in a similar manner for states that have generated net operating losses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements reflecting the current expectations of Strategic Diagnostics Inc. and its subsidiaries (the “Company” or “SDI”). These statements include, among others, statements regarding: the Company’s intentions with respect to future spending on research and development; the development, market acceptance and sales of tests for food-borne pathogens and related growth media; the size and nature of demand in the markets for the Company’s products and related effects on operating results; the need for water quality and toxicity tests; approval and validation by third parties of the Company’s food pathogen tests; the performance of the Company’s testing products; sales of the Company’s antibodies; timing of new product introductions and other information that may be predictive of future operating results; the Company’s ability to reduce operating expenses; and the Company’s ability to improve operating results thus enabling it to meet future loan covenants. In addition, when used in this Form 10-Q, the words “anticipate,” “enable,” “estimate,” “intend,” “expect,” “believe,” “potential,” “may,” “will,” “should,” “project” and similar expressions as they relate to the Company are intended to identify said forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, which may cause actual results to differ from those anticipated at this time. Such risks and uncertainties include, without limitation, changes in demand for products, delays in product development, delays in market acceptance of new products, retention of customers, attraction and retention of management and key employees, adequate supply of raw materials, inability to obtain or delays in obtaining third party approvals, or required government approvals, the ability to meet increased market demand, competition, protection of intellectual property, non-infringement of intellectual property, seasonality, the ability to obtain financing and other factors more fully described in the Company’s public filings with the U.S. Securities and Exchange Commission, including, without limitation, its Annual Report on Form 10-K for the year ended December 31, 2007.

Background

The Company is a leading provider of biotechnology-based detection solutions for a broad range of food, water, agricultural, industrial, environmental and scientific applications. By applying its core competencies of proprietary antibody and assay development, the Company produces unique, sophisticated diagnostic testing and reagent systems that are responsive to customer diagnostic and information needs. Customers benefit from a quantifiable “return on investment” by reducing time, labor, and/or material costs associated with applications for which the Company’s products are used. This is accomplished while increasing accuracy, reliability and actionability of essential test results. The Company is focused on sustaining this competitive advantage by leveraging its expertise in immunology, proteomics, bio-luminescence and other bio-reactive technologies to continue its successful customer-focused research and development efforts. Recent innovations in high throughput production of antibodies from genetic antigens will complement the Company’s established leadership in commercial and custom antibody production for the research, human and animal diagnostics, and pharmaceutical industries, and position the Company for broader participation in proteomics research and discovery.

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

Our food safety product group markets tests for food pathogens, tests to detect specific traits in genetically engineered plants, tests to detect Genetically Modified (GM) traits in food ingredients and food fractions and tests to detect naturally occurring fungi in grains (mycotoxins).

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

Results of Operations

Three Months Ended March 31, 2008 versus Three Months Ended March 31, 2007

Revenues for the first quarter of 2008 increased 7.7% to $7.2 million, compared to $6.6 million for the same period in 2007. The increase in revenues in the first quarter of 2008 was primarily the result of a 36.3% increase in sales of food pathogen products and a 14.9% increase in the sale of antibody products when comparing the first quarter of 2008 to the first quarter of 2007.

Operating expenses for the first quarter of 2008 increased 22.0% to $7.2 million, compared to $5.9 million for the first quarter of 2007.   This increase is primarily attributable to a 34.9% increase in research and development costs, a 21.1% increase in manufacturing costs and a 19.4% increase in selling, general and administrative costs, all as described below.

Gross profits (defined as total revenues less manufacturing costs) for the first quarter of 2008 were $4.0 million compared to $4.1 million for the same period in 2007. Gross margins were 56.4% and 61.2% for the first quarters of 2008 and 2007, respectively. The decrease in margins and related increase in manufacturing costs was primarily attributable to decreased levels of production (creating a higher cost per unit) in the Company’s test kit business, and increased costs of production in the antibody business due to the expansion of the Maine antibody production facility.

Research and development spending was $940,000, or 13.1% of net revenues, in the first quarter of 2008, compared to $697,000, or 10.5% of net revenues, in the first quarter of 2007.  This increase was primarily due to increased spending and effort on development of the Company’s proprietary SEQer™ antibodies, which are produced by the Company’s Genomic Antibody Techonology ™ platform and are being sold through the Company’s antibody catalog.

Selling, general and administrative expenses were $3.2 million for the first quarter of 2008, compared to $2.7 million for the same quarter in 2007. The increase is primarily associated with the Company’s continued expansion of its sales and marketing efforts.

The Company recorded net interest income of $62,000 in the first quarter of 2008 compared to $110,000 in the prior year first quarter. The decrease was primarily due to increased debt and related interest expense during the first quarter of 2008 when compared to the first quarter of 2007, and decreased interest rates received on invested cash during the first quarter of 2008.

As a result of the reduced margins and higher costs discussed above, pre-tax loss totaled $23,000 for the three months ended March 31, 2008 compared to pre-tax income of $821,000 for the same period in 2007.

The Company’s effective tax rate was approximately 46% for the three month period ended March 31, 2008 and approximately 40% for the three month period ended March 31, 2007.  This increase is primarily due to the suspension of the research and experimentation credit for 2008.

Net loss in the first quarter of 2008 was $12,000, or $0.00 per diluted share, compared to net income of $490,000, or $0.02 per diluted share, for the same period in 2007. Diluted shares utilized in these computations were 20.4 million and 20.3 million for the first quarters of 2008 and 2007, respectively.

Antibody Products

Antibody revenues increased 14.9% to $3.8 million for the first quarter of 2008, compared to $3.3 million for the same quarter in 2007.  The Company recorded increases in sales of its bulk antibody offerings and also saw solid increases in demand for its custom antibody services, driven by its new Genomic Antibody Technology ™ program.  For the first quarter of 2008, antibody revenues were 53.4% of total Company revenues compared to 50.1% in the first quarter of 2007.

Food Safety Products

Food safety revenues were $2.2 million for the first quarters of 2008 and 2007, increasing 1.2% in the current year period.

Food pathogen sales (which are a subset of Food Safety revenues) increased 36.3% in the first quarter of 2008 as compared to the first quarter of 2007. The Company continues to see revenue gains with its new RapidChek® SELECT™ for Salmonella.

Ag-GMO product sales (which are a subset of Food Safety revenues) were down $324,000, or 26.0%, for the first quarter of 2008 as compared to the first quarter of 2007.  This decrease is primarily attributable to decreased demand for the Company’s testing products in Brazil where the Company has had strong sales efforts since 2000.

Water and Environmental Products

Water and environmental products revenue were $1.1 million for the first quarters of 2008 and 2007, decreasing 4.4% in the current year period.

Liquidity and Capital Resources

The net cash used in operating activities of $66,000 for the first quarter of 2008 was primarily the result of increases in other current assets and decreases in accrued expenses, accounts receivable and inventory.  The increase in other current assets was primarily the result of the purchase of insurance for 2008, while the decrease in accrued expenses is primarily attributable to reductions in commissions and incentives accrued.

Net cash used in investing activities of $325,000 for the first quarter of 2008 was primarily related to the capital expenditures for the period. This compares to net cash used in investing activities of $366,000 for the first quarter of 2007. The capital expenditures for the first quarters of 2008 and 2007 were primarily related to purchases of laboratory and manufacturing equipment.

Net cash used in financing activities of $135,000 for the first quarter of 2008 was primarily the result of scheduled debt repayments.  Net cash provided by financing activities for the first quarter of 2007 of $255,000 was primarily driven by proceeds from the exercise of stock options, which was partially offset by net repayments of outstanding debt.

The Company’s working capital, current assets less current liabilities, increased $126,000 to $20.1 million at March 31, 2008 from $20.0 million at December 31, 2007, primarily due to the increase in other current assets and reduction in accrued expense as described above. Outstanding debt decreased $152,000 from $2.3 million at December 31, 2007 to $2.1 million at March 31, 2008, due to scheduled repayments.

The Company has a financing agreement with a commercial bank that provides for up to a $5.0 million revolving line of credit, none of which was outstanding and all of which was available at March 31, 2008. The revolving line of credit bears a variable interest rate of 1.00% to 2.25% over London Interbank Offered Rate (LIBOR) depending upon the ratio of the Company’s funded debt to EBITDA.  The Company’s annual effective rate of interest on this line of credit, taking into account the variable interest rate and LIBOR, was approximately 4.13% at March 31, 2008.

On December 13, 2001, the Company entered into an agreement with a commercial bank to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $1.5 million in financing, $298,000 of which was outstanding at March 31, 2008, and is repayable over seven years, with principal payments that began on October 1, 2002. The loan bears a variable interest rate of 1.00% to 2.75% over LIBOR depending upon the ratio of the Company’s funded debt to EBITDA. Payments are due monthly, with equal amortization of principal payments plus interest. The Company’s annual effective rate of interest on this loan at March 31, 2008 was approximately 4.13%.

On August 21, 2007, the Company entered into an agreement with a commercial bank to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $2.0 million in financing, $1.8 million of which was outstanding at March 31, 2008, and is repayable over five years, with principal payments that began on October 1, 2007. The loan bears a fixed interest rate of 5.96% with equal amortization of principal payments plus interest.

Under the terms of the above financing, the Company is required to meet certain quarterly financial covenants that include a ratio of EBITDA to current maturities of debt plus interest and cash paid for taxes greater than 1.50 and a ratio of funded debt to EBITDA not to exceed 3.25. The Company met all of its financial covenants with respect to this indebtedness at March 31, 2008.

For the quarter ended March 31, 2008, the Company satisfied all of its cash requirements from cash provided by operating activities, cash available and on-hand and from the financing agreements described above. At March 31, 2008, the Company had $1.5 million in long-term debt and stockholders’ equity of $37.4 million.

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

Non-GAAP Financial Measures

The Company presents an EBITDA measure as the Company believes this provides investors and the Company’s management with additional information to measure the Company’s liquidity. EBITDA measures are not a measure of performance under GAAP, and therefore should not be considered in isolation or as a substitute for net income or cash flows from operations. Additionally, the Company’s EBITDA calculations may differ from the EBITDA calculations for other companies.  The Company excludes stock compensation expense from its measure of EBITDA.

The calculation of the Company’s EBITDA measure (as discussed above), and the reconciliation of the Company’s EBITDA measure to net cash provided by operating activities for the three months ended March 31, 2008 and 2007, respectively, is as follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Net cash used in operating activities	$(66)	$(431)
Changes in assets and liabilities:
Receivables	(545)	158
Inventories	(205)	550
Other current assets	633	636
Other assets	—	25
Accounts payable	83	(22)
Accrued expenses	772	329
Deferred revenue	(70)	(21)
Other non-current liabilities	(1)	(82)
Net change in deferred income tax	(35)	(273)
Income tax provision	(11)	331
Stock compensation expense	(252)	(82)
Interest income, net	(62)	(110)
EBITDA	$241	$1,008

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has exposure to changing interest rates, and is currently not engaged in hedging activities. Interest on approximately $298,000 of outstanding indebtedness is at a variable rate of 1.00% to 2.75% over the published LIBOR, based upon the Company’s ratio of funded debt to EBITDA, and was 1.00% over LIBOR on average for the year. At the Company’s current level of indebtedness, each 1% change in the variable interest rate will have an effect of $3,000 on the Company’s annual interest expense charges.

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

Item 4. Controls and Procedures

(a)                     Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)                    Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits

10.1

Agreement, dated as of March 12, 2008, by and among the Company and Steven R. Becker, BC Advisors, LLC, SRB Management, L.P. and Richard van den Broek. (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2008, and incorporated by reference herein.)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC DIAGNOSTICS INC.

Date: May 12, 2008	/s/ Matthew H. Knight
Matthew H. Knight
President, Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2008	/s/ Stanley A. Fronczkowski
Stanley A. Fronczkowski
Vice President – Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)