Form 10-Q
period 2008-06-30
STRATEGIC DIAGNOSTICS INC/DE/
filed 2008-08-14
CIK 911649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ________ to ________
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
Yes: ☑     No: ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes: ☐     No: ☑
     As of June 30, 2008, there were 20,485,947 outstanding shares of the Registrant’s common stock, par value $.01 per share.

STRATEGIC DIAGNOSTICS INC.

PART I. — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30,	December 31,
	2008	2007

ASSETS
Current Assets:
Cash and cash equivalents	$11,356	$12,988
Receivables, net	3,952	4,110
Inventories	3,964	4,204
Deferred tax asset	662	1,201
Other current assets	966	521

Total current assets	20,900	23,024

Property and equipment, net	5,477	5,481
Other assets	4	7
Deferred tax asset	8,529	7,389
Goodwill, net	4,173	4,201
Intangible assets, net	1,727	1,847

Total assets	$40,810	$41,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$425	$569
Accrued expenses	1,830	1,866
Deferred revenue	10	5
Current portion of long-term debt	1,946	611

Total current liabilities	4,211	3,051

Long-term debt	—	1,640
Other non-current liabilities	130	130

Total non-current liabilities	130	1,770

Stockholders’ Equity:
Preferred stock, $.01 par value, 20,920,648 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 35,000,000 shares authorized, 20,485,947 and 20,410,540 issued and outstanding at June 30, 2008 and December 31, 2007, respectively	205	205
Additional paid-in capital	40,025	39,594
Accumulated deficit	(3,923)	(2,830)
Cumulative translation adjustments	162	159

Total stockholders’ equity	36,469	37,128

Total liabilities and stockholders’ equity	$40,810	$41,949

The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Revenues	$6,584	$6,725	$13,739	$13,372

OPERATING EXPENSES:
Manufacturing	3,184	2,647	6,306	5,224
Research and development	921	764	1,861	1,461
Selling, general and administrative	4,123	3,099	7,301	5,761

Total operating expenses	8,228	6,510	15,468	12,446

Operating income (loss)	(1,644)	215	(1,729)	926

Interest income (expense), net	37	116	99	226

Income (loss) before taxes	(1,607)	331	(1,630)	1,152

Income tax expense (benefit)	(526)	127	(537)	458

Net income (loss)	(1,081)	204	(1,093)	694

Basic net income (loss) per share	$(0.05)	$0.01	$(0.05)	$0.03

Shares used in computing basic net income (loss) per share	20,389,458	20,334,106	20,382,501	20,271,733

Diluted net income (loss) per share	$(0.05)	$0.01	$(0.05)	$0.03

Shares used in computing diluted net income (loss) per share	20,389,458	20,618,584	20,382,501	20,465,688

The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months
	Ended June 30,
	2008	2007

Cash Flows from Operating Activities:
Net income (loss)	$(1,093)	$694
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities :
Depreciation and amortization	660	603
Share-based compensation expense	400	218
Deferred income tax provision	(572)	398
(Increase) decrease in :
Receivables	158	(28)
Inventories	240	(892)
Other current assets	(445)	(335)
Other assets	3	(4)
Increase (decrease) in :
Accounts payable	(144)	(98)
Accrued expenses	(45)	98
Deferred revenue	5	27
Other non-current liabilities	—	89

Net cash provided by (used in) operating activities	(833)	770

Cash Flows from Investing Activities:
Purchase of property and equipment	(538)	(1,360)
Proceeds from sale of assets	2	—

Net cash used in investing activities	(536)	(1,360)

Cash Flows from Financing Activities:
Proceeds from exercise of incentive stock options	—	447
Proceeds from employee stock purchase plan	39	11
Repayments on financing obligations	(305)	(105)

Net cash provided by (used in) financing activities	(266)	353

Effect of exchange rate changes on cash	3	(33)

Net decrease in cash and cash equivalents	(1,632)	(270)

Cash and Cash Equivalents, Beginning of Period	12,988	10,892

Cash and Cash Equivalents, End of Period	$11,356	$10,622

Supplemental Cash Flow Disclosure:

Cash paid for taxes	10	130

Cash paid for interest	63	19

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

New Accounting Pronouncements
     In November 2007, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on Issue No. 07-1,“Accounting for Collaborative Arrangements” (“EITF No. 07-1”). EITF No. 07-1 defines a collaborative arrangement as a contractual arrangement in which the parties are: (1) active participants to the arrangement; and (2) exposed to significant risks and rewards that depend upon the commercial success of the endeavor. The issue also addresses the appropriate income statement presentation for activities and payments between the participants in a collaborative arrangement as well as for costs incurred and revenue generated from transactions with third parties. EITF No. 07-1 is effective for the Company for the reporting period beginning January 1, 2009. The Company is in the process of evaluating the impact of the adoption of EITF No. 07-1 on its consolidated financial statements
     In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(Revised), “Business Combinations” (“SFAS No. 141(R)”), which replaces SFAS No. 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect to adopt this statement on January 1, 2009. SFAS No. 141(R)’s impact on accounting for business combinations is dependent upon future acquisitions the Company may make.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. The standard also requires disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. In addition, this standard establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 becomes effective for fiscal periods beginning after December 15, 2008. The Company expects to adopt this statement on January 1, 2009. As the Company currently does not have a noncontrolling interest in a subsidiary, the effect of SFAS No. 160, if any, will be dependent on changes in the Company’s corporate structure.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, An Amendment of FASB Statement No. 133” (“SFAS No. 161”). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company currently does not engage in hedging activities, nor does it hold any derivative instruments, therefore the effect of SFAS No. 161, if any, will be dependent on changes in the Company’s financial structure.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect SFAS No. 162 to have a material impact on the preparation of its financial statements.
     In April 2008 the FASB issued FASB Staff Position FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company is currently evaluating the impact, if any, that FSP 142-3 will have on its consolidated financial statements.
Comprehensive Income (Loss)
     Comprehensive income (loss) consists of the following for each period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income (loss)	$(1,081)	$204	$(1,093)	$694
Currency translation adjustment	2	18	3	(33)

Total comprehensive income (loss)	$(1,079)	$222	$(1,090)	$661

2. BASIC AND DILUTED INCOME PER SHARE
     Basic earnings per share (EPS) is computed by dividing net income available for common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS, except that the dilutive effect of converting or exercising all potentially dilutive securities is also included in the denominator. The Company’s calculation of diluted EPS includes the dilutive effect of exercising stock options into common shares. For the three and six month periods ended June 30, 2008, the effect of converting stock options into 76,042 and 115,269 common share equivalents, respectively, was excluded because it was antidilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Weighted avg. common shares outstanding	20,389,458	20,334,106	20,382,501	20,271,733
Shares used in computing basic net income per share	20,389,458	20,334,106	20,382,501	20,271,733

Stock options	—	284,478	—	193,955
Shares used in computing diluted net income per share	20,389,458	20,618,584	20,382,501	20,465,688

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
     Share-based compensation expense recorded in the three and six month periods ended June 30, 2008 and 2007 is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Stock options	$88	$94	$225	$130
Employee stock purchase plan	2	1	4	4
Restricted stock units	58	41	171	84

Total share-based compensation expense	$148	$136	$400	$218

     The deferred income tax benefit related to share-based compensation expense for the six month periods ended June 30, 2008 and 2007 was $101 and $62, respectively. Share-based compensation expense is a component of selling, general and administrative expense, and is recorded as a non-cash expense in the operating activities section of the Company’s Consolidated Statement of Cash Flows.
     The intrinsic value of options exercised during the six month periods ended June 30, 2008 and 2007 was $0 and $235, respectively. Proceeds received from the exercise of stock options and from employee payments into the ESPP totaled $0 and $39, respectively, in the six month period ended June 30, 2008 and $447 and $11, respectively, in the six month period ended June 30, 2007. These amounts are recorded in the cash flows from financing activities section of the Company’s Consolidated Statement of Cash Flows.

     Information with respect to the activity of outstanding stock options granted under the 2000 Plan and options granted separately from the 2000 Plan for the six months ended June 30, 2008 is summarized as follows:

					Weighted	Aggregate
	Number				Average Remaining	Instrinsic
	of Shares	Price Range			Contractual term	Value

Balance, December 31, 2007	1,251,620	$2.50	—	$6.94

Granted	271,720	$3.69	—	$4.60
Cancelled / Forfeited	(67,263)	$4.00	—	$5.50

Balance, June 30, 2008	1,456,077	$2.50	—	$6.94	5.9 years	$(260)

Vested and excercisable at June 30, 2008	1,188,896	$2.50	—	$6.94	5.1 years	$(137)

Expected to vest as of June 30, 2008	1,436,533	$2.50	—	$6.94	5.9 years	$(250)

     During the six month period ended June 30, 2008, there were 271,720 options granted with a weighted average grant date fair value, based on a Black-Scholes calculation, of $2.07 per share. The assumptions used in the Black-Scholes model are as follows, based upon a weighted average: dividend yield 0%, expected volatility 48.5%, risk-free interest rate 3.15% and an expected life of 5.6 years. The Company uses the Simplified Method for expensing stock options, where the expected life of the option is computed using the sum of the average vesting period and the contractual life of the option and dividing by 2, for all periods presented.
     The following table provides additional information about the Company’s stock options outstanding and exercisable at June 30, 2008:

			Options Outstanding
				Weighted Average		Options Exercisable
				Remaining			Wtd. Average
Range of			Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices			Shares	Life	Price	Shares	Price

$2.50	—	$2.88	155,700	2.8 Years	$2.74	155,700	$2.74
$3.05	—	$3.57	300,200	6.0 Years	$3.33	260,200	$3.31
$3.69	—	$6.94	1,000,177	6.4 Years	$4.14	772,996	$4.11

$2.50	—	$6.94	1,456,077	5.9 Years	$3.82	1,188,896	$3.75

     A summary of the status of the Company’s unvested restricted stock as of December 31, 2007 and changes during the six month period ended June 30, 2008 is presented below.

		Weighted Average
		Grant Date	Aggregate
	Shares	Fair Value	Intrinsic Value

Non-vested RSU’s at December 31, 2007	96,116	$4.39

Granted	78,590	$4.51
Vested	(23,194)	$4.13
Cancelled / forfeited	(11,212)	$4.55

Non-vested RSU’s at June 30, 2008	140,300	$4.49	$630

Expected to vest at June 30, 2008	130,182	$4.50	$585

     During the six month period ended June 30, 2008, there were 78,590 shares of restricted stock granted at a fair value of $4.51. At June 30, 2008, there were 140,300 shares of restricted stock outstanding with a fair value (based on the market price for the stock at the date of grant) totaling $630 and a weighted average remaining term of 2.0 years. Restricted stock granted is generally scheduled to vest over periods of two to four years. The cost of the grant is charged to operations over the vesting period. The total unamortized fair value of non-vested restricted stock that is expected to vest at June 30, 2008 was $337.
4. INVENTORIES
     The Company’s inventories are valued at the lower of cost or market. For inventories that consist primarily of test kit components, bulk serum and antibody products, cost is determined using the first in, first out method. For inventories that consist of costs associated with the production of custom antibodies, cost is determined using the specific identification method. At June 30, 2008 and December 31, 2007, inventories consisted of the following:

	June 30,	December 31,
	2008	2007

Raw materials	$1,323	$1,354
Work in progress	1,115	903
Finished goods	1,526	1,947

Net inventories	$3,964	$4,204

5. INTANGIBLE ASSETS
     At June 30, 2008 and December 31, 2007, intangible assets consisted of the following:

	June 30,	December 31,
	2008	2007	Lives

Goodwill	$4,746	$4,774	N/A
Less — accumulated amortization	(573)	(573)

Net goodwill	$4,173	$4,201

	June 30,	December 31,
	2008	2007	Lives

Intangible assets	3,134	3,134	2-20
Less — accumulated amortization	(1,407)	(1,287)

Net intangible assets	$1,727	$1,847

6. DEBT
     On May 5, 2000, the Company entered into a financing agreement with a commercial bank which was amended on August 10, 2007 (the “Credit Agreement”). The Credit Agreement provides for up to a $5,000 revolving line of credit, none of which was outstanding and all of which was available at June 30, 2008. The revolving line of credit bears a variable interest rate of 100 basis points to 225 basis points over the one month London Interbank Offered Rate (LIBOR) depending upon the ratio of the Company’s funded debt to EBITDA. The Company’s annual effective rate of interest on this line of credit, taking into account the variable interest rate and LIBOR, was approximately 3.38% at June 30, 2008.
     On December 13, 2001, the Company received a term loan under the Credit Agreement to finance the construction of new facilities at its Windham, Maine location. This term loan provided for up to $1,500 in financing, $246 of which was outstanding at June 30, 2008, and is repayable over seven years, with principal payments that began on October 1, 2002. The loan bears a variable interest rate of 100 basis points to 275 basis points over the one month LIBOR rate depending upon the ratio of the Company’s funded debt to EBITDA. Payments are due monthly, with equal amortization of principal payments plus interest. The Company’s annual effective rate of interest on this loan at June 30, 2008 was approximately 3.38%.
     On August 21, 2007, the Company received a term loan under the Credit Agreement to finance the construction of new facilities at its Windham, Maine location. This term loan provided for up to $2,000 in financing, $1,700 of which was outstanding at June 30, 2008, and is repayable over five years, with principal payments that began on October 1, 2007. The loan bears a fixed interest rate of 5.96% with equal amortization of principal payments plus interest.
     Under the Credit Agreement the Company is required to meet certain quarterly financial covenants that include a ratio of EBITDA to current maturities of debt plus interest and cash paid for taxes greater than 1.50 and a ratio of funded debt to EBITDA not to exceed 3.25. The Company did not meet its financial covenants with respect to its indebtedness at June 30, 2008 and does not expect that it will be able to meet all of its financial covenants under the Credit Agreement for the next twelve months. The Company received a waiver of the financial covenants relating to the above financing from its commercial bank as of June 30, 2008.
     As of June 30, 2008, the Company has classified the balance of its long-term obligations under the Credit Agreement of $1,335 as current debt in the consolidated balance sheet as the Company believes it is probable that there will be a violation of the same covenants within the next twelve months if the covenant terms are not amended. If the Company is unable to obtain a waiver of future debt covenant violations, the Company will be unable to draw upon its line of credit until such violations are cured. As of June 30, 2008, the Company is not required to repay these long-term debt obligations within twelve months and expects to amend its bank Credit Agreement before December 31, 2008 to allow the Company to meet its financial covenants and reclassify these long-term obligations from current to non-current in the consolidated balance sheet.
     As of June 30, 2008, the outstanding balance on all of the Company’s commercial bank debt was $1,946. This indebtedness is secured by substantially all of the Company’s assets.

7. INCOME TAXES
     As of January 1, 2008, the Company provided a liability for approximately $580 of unrecognized tax benefits, of which $513 would impact the Company’s effective tax rate if recognized. For the six months ended June 30, 2008, unrecognized tax benefits increased $12 to $592, of which approximately $525 would impact the Company’s effective tax rate if recognized.
     The Company is subject to U.S. federal and United Kingdom income tax, as well as income taxes of multiple state jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Upon adoption of FIN 48 and at June 30, 2008, the Company had no interest or penalties accrued related to uncertain tax positions, due to available net operating loss carryforwards.
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
Background
     The Company is an antibody technology company with a core mission of developing, commercializing and marketing innovative and proprietary biotechnology that preserves and enhances the quality of human health. By applying its core competencies of proprietary antibody and assay development, the Company produces unique, sophisticated diagnostic testing and reagent systems that are responsive to customer diagnostic and information needs. Customers benefit from a quantifiable “return on investment” by reducing time, labor, and/or material costs associated with applications for which the Company’s products are used. This is accomplished while increasing accuracy, reliability and actionability of essential test results. The Company is focused on sustaining this competitive advantage by leveraging its expertise in immunology, proteomics, bio-luminescence and other bio-reactive technologies to continue its successful customer-focused research and development efforts. Recent innovations in high throughput production of antibodies from genetic antigens will complement the Company’s established leadership in commercial and custom antibody production for the research, human and animal diagnostics, and pharmaceutical industries, and position the Company for broader participation in proteomics research and discovery.
     Our antibody product group provides a wide array of antibodies and antibody services, including hybridoma development, genomic antibody development, calibrators, antigens and reagents and the production of monoclonal and polyclonal antibodies. These antibodies are incorporated into test kits we manufacture and diagnostic and therapeutic products, and used in clinical research.
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
Results of Operations
     Three Months Ended June 30, 2008 versus Three Months Ended June 30, 2007
     Revenues for the second quarter of 2008 decreased 2.1% to $6.6 million, compared to $6.7 million for the same period in 2007. The decrease in revenues in the second quarter of 2008 was primarily the result of an 18.5% decrease in sales of antibody products when comparing the second quarter of 2008 to the second quarter of 2007. This decrease was partially offset by increases in sales of water and environmental products which increased by 19.4% when comparing the second quarter of 2008 to the second quarter of 2007, and by an increase in the sales of food safety products of 13.5% when comparing the second quarters of 2008 and 2007 (see discussion of product groups below).
     Operating expenses for the second quarter of 2008 increased 26.4% to $8.2 million, compared to $6.5 million for the second quarter of 2007. This increase is primarily attributable to a 33.1% increase in selling, general and administrative costs, a 20.5% increase in research and development costs and a 20.3% increase in manufacturing costs, all as described below. The Company expects operating expenses to remain near current levels excluding the approximately $630,000 in selling, general and administrative costs related to severance costs for the Company’s former Chief Executive Officer.
     Gross profits (defined as total revenues less manufacturing costs) for the second quarter of 2008 were $3.4 million compared to $4.1 million for the same period in 2007. Gross margins were 51.6% and 60.6% for the second quarters of 2008 and 2007, respectively. The decrease in margins and related increase in manufacturing costs was primarily attributable to increased write-offs for obsolete inventory of $100,000 in the Company’s test kit business, and increased costs of production of $297,000 in the antibody business due to the expansion of the Company’s antibody production capabilities, creating an unfavorable overhead absorption rate.
     Research and development spending was $921,000, or 14.0% of net revenues, in the second quarter of 2008, compared to $764,000, or 11.4% of net revenues, in the second quarter of 2007. This increase was primarily due to increased spending and effort on development of the Company’s proprietary SEQer™ antibodies, which are produced by the Company’s Genomic Antibody Technology ™ platform and are being sold through the Company’s antibody catalog.
     Selling, general and administrative expenses were $4.1 million for the second quarter of 2008, compared to $3.1 million for the same quarter in 2007. The increase is primarily due to severance costs for the former Chief Executive Officer of $630,000, and increased costs associated with the Company’s continued expansion of its sales and marketing efforts.

     The Company recorded net interest income of $37,000 in the second quarter of 2008 compared to $116,000 in the second quarter of 2007. The decrease was primarily due to increased debt and related interest expense during the second quarter of 2008 when compared to the second quarter of 2007, and decreased interest rates received on invested cash during the second quarter of 2008.
     As a result of the reduced margins and higher costs discussed above, pre-tax loss totaled ($1.6 million) for the three months ended June 30, 2008 compared to pre-tax income of $331,000 for the same period in 2007.
     The Company’s effective tax rate was approximately 32.7% for the three month period ended June 30, 2008 and 38.4% for three month period ended June 30, 2007. This decrease in tax rate was primarily attributable to the pre-tax loss incurred during the quarter ended June 30, 2008.
     Net loss in the second quarter of 2008 was ($1.1) million, or ($0.05) per diluted share, compared to net income of $204,000, or $0.01 per diluted share, for the same period in 2007. Diluted shares utilized in these computations were 20.4 million and 20.6 million for the second quarters of 2008 and 2007, respectively.
     Product Groups
Antibody Products
     Antibody revenues decreased 18.5% to $2.9 million for the second quarter of 2008, compared to $3.5 million for the same quarter in 2007. The Company recorded an increase of $164,000 in sales of its custom antibody services utilizing its new Genomic Antibody Technology ™ platform, but had a $555,000 decrease in sales of bulk products a $230,000 decrease in sales of custom polyclonal services and a decrease of $152,000 in sales of custom monoclonal services. The decrease in sales of bulk antibody products is expected to be a short term situation driven by excess inventories held by some of the Company’s customers due to the strong utility, quantity and timing of the bulk antibodies that they purchased from the Company last year. The Company expects that once these customers deplete their current inventory of bulk antibodies, they will renew their purchasing from the Company in a more regular and predictable pattern. For the second quarter of 2008, antibody revenues were 43.8% of total Company revenues compared to 52.6% in the second quarter of 2007.
Food Safety Products
     Food safety revenues increased 13.5% to $2.0 million for the second quarter of 2008, compared to $1.8 million in the second quarter of 2007.
     Food pathogen sales (which are a subset of food safety revenues) increased 16.3% to $1.4 million in the second quarter of 2008 as compared to the second quarter of 2007, due primarily to increased sales of products to detect the listeria pathogen.
     Ag-GMO product sales (which are a subset of food safety revenues) increased $50,000, or 8.1%, for the second quarter of 2008 as compared to the second quarter of 2007. This increase is primarily attributable to increased demand for the Company’s testing products in Brazil where the Company has had strong sales efforts since 2000.
Water and Environmental Products
     Water and environmental products revenue increased $270,000, or 19.4%, for the second quarter of 2008 as compared to the second quarter of 2007. This increase is primarily due to increased sales of water testing equipment into China.
     Six Months Ended June 30, 2008 versus Six Months Ended June 30, 2007
     Revenues for the first six months of 2008 increased 2.7% to $13.7 million, compared to $13.4 million for the same period in 2007. The increase in revenues in the first six months of 2008 was primarily the result of a 9.0% increase in sales of water and environmental products when comparing the first six months of 2008 to the first six months of 2007 and a 6.6% increase in sales of food safety products when comparing the first six months of 2008 to the first six months of 2007. These increases were partially offset by a 2.3% decrease in the sale of antibody products when comparing the second quarters of 2008 and 2007 (see discussion of product groups below).

     Operating expenses for the first six months of 2008 increased 24.3% to $15.5 million, compared to $12.4 million for the first six months of 2007. This increase is primarily attributable to a 27.4% increase in research and development costs, a 26.7% increase in selling, general and administrative costs and a 20.7% increase in manufacturing costs, all as described below.
     Gross profits (defined as total revenues less manufacturing costs) for the first six months of 2008 were $7.4 million compared to $8.1 million for the same period in 2007. Gross margins were 54.1% and 60.9% for the six month periods ending June 30, 2008 and 2007, respectively. The decrease in margins and related increase in manufacturing costs was primarily attributable to increased write-offs for obsolete inventory of $85,000 and lower production rates (creating a higher cost per unit) in the Company’s test kit business, and increased costs of production of $654,000 in the antibody business due to the expansion of the Company’s antibody production capabilities, creating an unfavorable overhead absorption rate.
     Research and development spending was $1.9 million, or 13.6% of net revenues, in the first six months of 2008, compared to $1.5 million, or 10.9% of net revenues, in the first six months of 2007. This increase was primarily due to increased spending and effort on development of the Company’s proprietary SEQer™ antibodies, which are produced by the Company’s Genomic Antibody Technology ™ platform and are being sold through the Company’s antibody catalog.
     Selling, general and administrative expenses were $7.3 million for the first six months of 2008, compared to $5.8 million for the same period in 2007. The increase is primarily due to severance costs for the former Chief Executive Officer of $630,000, and increased costs associated with the Company’s continued expansion of its sales and marketing efforts.
     The Company recorded net interest income of $99,000 in the first six months of 2008 compared to $226,000 in the first six months of 2007. The decrease was primarily due to increased debt and related interest expense and decreased interest rates received on invested cash during the first six months of 2008.
     As a result of the reduced margins and higher costs discussed above, pre-tax loss totaled ($1.6 million) for the six months ended June 30, 2008 compared to pre-tax income of $1.2 million for the same period in 2007.
     The Company’s effective tax rate was approximately 32.9% for the six month period ended June 30, 2008 and 39.8% for the six month period ended June 30, 2007. This decrease in tax rate was primarily attributable to the pre-tax loss recorded in the first six months of 2008.
     Net loss in the first six months of 2008 was ($1.1 million), or ($0.05) per diluted share, compared to net income of $694,000, or $0.03 per diluted share, for the same period in 2007. Diluted shares utilized in these computations were 20.4 million for the first six months of 2008 and 20.5 million for the first six months of 2007.
     Product Groups
Antibody Products
     Antibody revenues decreased 2.3% to $6.7 million for the first six months of 2008, compared to $6.9 million for the same period in 2007. The Company recorded increases of $256,000 in sales of its custom antibody services utilizing its new Genomic Antibody Technology ™ platform and $201,000 for custom monoclonal services, but had decreases of $318,000 in sales of bulk products and $334,000 in custom polyclonal services. The decrease in sales of bulk antibody products is expected to be a short term situation driven by excess inventories held by some of the Company's customers due to the strong utility, quantity and timing of the bulk antibodies that they purchased from the Company last year. The Company expects that once these customers deplete their current inventory of bulk antibodies, they will renew their purchasing from the Company in a more regular and predictable pattern. For the first six months of 2008, antibody revenues were 48.8% of total Company revenues compared to 51.3% in the first six months of 2007.
Food Safety Products
     Food safety revenues increased 6.6% to $4.3 million for the first six months of 2008, compared to $4.0 million in the first six months of 2007.

     Food pathogen sales (which are a subset of food safety revenues) increased 25.1% to $2.7 million in the first six months of 2008 as compared to $2.1 million in the first six months of 2007, due primarily to increased sales of products to detect the listeria pathogen.
     Ag-GMO product sales (which are a subset of food safety revenues) decreased $274,000, or 14.7%, for the first six months of 2008 as compared to the first six months of 2007. This decrease is primarily attributable to decreased demand for the Company’s cotton testing products in the United States, and the reduction in sales of tests to detect StarlinkTM in grain.
Water and Environmental Products
     Water and environmental products revenue increased $224,000, or 9.0%, for the first six months of 2008 as compared to the first six months of 2007. This increase is primarily due to increased sales of water testing equipment into China.
Liquidity and Capital Resources
     The net cash used in operating activities of $833,000 for the first six months of 2008 was primarily the result of the net loss recorded for the period and an increase in other current assets. The increase in other current assets was primarily the result of the purchase of insurance for 2008.
     Net cash used in investing activities of $536,000 for the first six months of 2008 was primarily related to the capital expenditures for the period. This compares to net cash used in investing activities of $1.4 million for the first six months of 2007. The capital expenditures for the first six months of 2008 were primarily related to purchases of laboratory and manufacturing equipment, the capital expenditures for 2007 were primarily attributable to the expansion of the Company’s antibody production facility in Maine.
     Net cash used in financing activities of $266,000 for the first six months of 2008 was primarily the result of scheduled debt repayments. Net cash provided by financing activities for the first six months of 2007 of $353,000 was primarily driven by proceeds from the exercise of stock options, which was partially offset by net repayments of outstanding debt.
     The Company’s working capital, current assets less current liabilities, decreased $3.3 million to $16.7 million at June 30, 2008 from $20.0 million at December 31, 2007, primarily due to changes in classification of debt from long term to current of $1.3 million, reduction in current deferred tax assets of $539,000 and an increase in other current assets as described above. Outstanding debt decreased $305,000 from $2.3 million at December 31, 2007 to $1.9 million at June 30, 2008, due to scheduled repayments.
     On May 5, 2000, the Company entered into a financing agreement with a commercial bank which was amended on August 10, 2007 (the “Credit Agreement”). The Credit Agreement provides for up to a $5.0 million revolving line of credit, none of which was outstanding and all of which was available at June 30, 2008. The revolving line of credit bears a variable interest rate of 100 basis points to 225 basis points over the one month London Interbank Offered Rate (LIBOR) depending upon the ratio of the Company’s funded debt to EBITDA. The Company’s annual effective rate of interest on this line of credit, taking into account the variable interest rate and LIBOR, was approximately 3.38% at June 30, 2008.
     On December 13, 2001, the Company received a term loan under the Credit Agreement to finance the construction of new facilities at its Windham, Maine location. This term loan provided for up to $1.5 million in financing, $246,000 of which was outstanding at June 30, 2008, and is repayable over seven years, with principal payments that began on October 1, 2002. The loan bears a variable interest rate of 100 basis points to 275 basis points over the one month LIBOR rate depending upon the ratio of the Company’s funded debt to EBITDA. Payments are due monthly, with equal amortization of principal payments plus interest. The Company’s annual effective rate of interest on this loan at June 30, 2008 was approximately 3.38%.
     On August 21, 2007, the Company received a term loan under the Credit Agreement to finance the construction of new facilities at its Windham, Maine location. This term loan provided for up to $2.0 million in financing, $1.7 million of which was outstanding at June 30, 2008, and is repayable over five years, with principal payments that began on October 1, 2007. The loan bears a fixed interest rate of 5.96% with equal amortization of principal payments plus interest.

     Under the Credit Agreement the Company is required to meet certain quarterly financial covenants that include a ratio of EBITDA to current maturities of debt plus interest and cash paid for taxes greater than 1.50 and a ratio of funded debt to EBITDA not to exceed 3.25. The Company did not meet its financial covenants with respect to its indebtedness at June 30, 2008 and does not expect that it will be able to meet all of its financial covenants under the Credit Agreement for the next twelve months. The Company received a waiver of the financial covenants relating to the above financing from its commercial bank as of June 30, 2008.
     As of June 30, 2008, the Company has classified the balance of its long-term obligations under the Credit Agreement of $1.3 million as current debt in the consolidated balance sheet as the Company believes it is probable that there will be a violation of the same covenants within the next twelve months if the covenant terms are not amended. If the Company is unable to obtain a waiver of future debt covenant violations, the Company will be unable to draw upon its line of credit until such violations are cured. As of June 30, 2008, the Company is not required to repay these long-term debt obligations within twelve months and expects to amend its bank Credit Agreement before December 31, 2008 to allow the Company to meet its financial covenants and reclassify these long-term obligations from current to non-current in the consolidated balance sheet.
     For the six months ended June 30, 2008, the Company satisfied all of its cash requirements from cash on-hand. At June 30, 2008, the Company had $1.3 million in debt and stockholders’ equity of $36.5 million.
     Based upon its cash on hand, current product sales and the anticipated sales of new products, the Company believes it has, or has access to, sufficient resources to meet its operating requirements through the next twelve months. The Company’s ability to meet its long-term capital needs will depend on a number of factors, including compliance with existing and new loan covenants, the success of its current and future products, the focus and direction of its research and development programs, competitive and technological advances, future relationships with corporate partners, government regulation, the Company’s marketing and distribution strategy, its successful sale of additional common stock and/or the Company successfully locating and obtaining other financing, and the success of the Company’s plan to make future acquisitions. Accordingly, no assurance can be given that the Company will be able to meet the future liquidity requirements that may arise from these inherent and similar uncertainties.
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
     The calculation of the Company’s EBITDA measure (as discussed above), and the reconciliation of the Company’s EBITDA measure to net cash provided by operating activities for the six month periods ended June 30, 2008 and 2007, respectively, is as follows:

	Six Months Ended
	June 30,
	2008	2007
	(in thousands)

Net cash provided by (used in) operating activities	$(833)	$770
Changes in assets and liabilities:
Receivables	(158)	28
Inventories	(240)	892
Other current assets	445	335
Other assets	(3)	4
Accounts payable	144	98
Accrued expenses	45	(98)
Deferred revenue	(5)	(27)
Other non-current liabilities	—	(89)
Net change in deferred income tax	572	(398)
Income tax provision (benefit)	(537)	458
Share-based compensation expense	(400)	(218)
Interest income, net	(99)	(226)

EBITDA	$(1,069)	$1,529

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company has exposure to changing interest rates, and is currently not engaged in hedging activities. Interest on approximately $246,000 of outstanding indebtedness is at a variable rate of 1.00% to 2.75% over the published LIBOR, based upon the Company’s ratio of funded debt to EBITDA, and was 1.00% over LIBOR on average for the year. At the Company’s current level of indebtedness, each 1% change in the variable interest rate will have an effect of $2,000 on the Company’s annual interest expense charges.
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
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
(b) Change in Internal Control over Financial Reporting
     No change in the Company’s internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II — OTHER INFORMATION
Item 4. Submission of matters to a vote of Security Holders
     On June 17, 2008, the Company held its Annual Meeting of Stockholders (the “Meeting”). At the Meeting, the stockholders elected five directors of the Company to serve for a two-year term until the 2010 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified. The vote on each Director is set forth below:

Name	For	Withheld
C. Geoffrey Davis	17,836,326	131,732
Herbert Lotman	17,828,458	139,600
Clifford Spiro	17,852,987	115,071
Richard van den Broek	17,859,919	108,139
Stephen L. Waechter	17,686,477	281,581
Item 6. Exhibits

10.1
Separation Agreement, dated as of June 6, 2008, between the Company and Matthew H. Knight (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2008, and incorporated by reference herein).

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

STRATEGIC DIAGNOSTICS INC.
Date: August 14, 2008	/s/ Francis M. DiNuzzo
Francis M. DiNuzzo
Interim President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2008	/s/ Stanley A. Fronczkowski
Stanley A. Fronczkowski
Vice President — Finance and Chief Financial Officer (Principal Financial and Accounting Officer)