Form 10-Q
period 2008-09-30
STRATEGIC DIAGNOSTICS INC/DE/
filed 2008-11-14
CIK 911649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _________ to _________

Commission File Number 000-22400

STRATEGIC DIAGNOSTICS INC.
(Exact name of Registrant as specified in its charter)
______________

Delaware	56-1581761
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

111 Pencader Drive	Newark, Delaware
19702
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (302) 456-6789
______________

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

As of November 10, 2008, there were 20,496,361 outstanding shares of the Registrant’s common stock, par value $.01 per share.

STRATEGIC DIAGNOSTICS INC.

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current Assets :
Cash and cash equivalents	$11,177	$12,988
Receivables, net	3,869	4,110
Inventories	3,989	4,204
Deferred tax asset	1,002	1,201
Other current assets	781	521
Total current assets	20,818	23,024

Property and equipment, net	5,353	5,481
Other assets	4	7
Deferred tax asset	7,034	7,389
Goodwill	4,158	4,201
Intangible assets, net	1,668	1,847
Total assets	$39,035	$41,949

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities :
Current portion of long-term debt	$1,793	$611
Accounts payable	623	569
Accrued expenses	2,058	1,866
Deferred revenue	125	5
Total current liabilities	4,599	3,051

Long-term debt	-	1,640
Other non-current liabilities	130	130
Total non-current liabilities	130	1,770

Stockholders' Equity:
Preferred stock, $.01 par value, 20,920,648 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.01 par value, 35,000,000 shares authorized,
20,496,361 and 20,410,540 issued and outstanding
at September 30, 2008 and December 31, 2007, respectively	205	205
Additional paid-in capital	40,186	39,594
Accumulated deficit	(6,141)	(2,830)
Cumulative translation adjustments	56	159
Total stockholders' equity	34,306	37,128
Total liabilities and stockholders' equity	$39,035	$41,949

The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Revenues	$6,892	$6,564	$20,631	$19,936

OPERATING EXPENSES:
Manufacturing	3,555	2,667	9,861	7,891
Research and development	969	723	2,830	2,184
Selling, general and administrative	3,513	2,900	10,814	8,661
(Gain) loss on disposal of assets	(11)	108	(11)	108
Total operating expenses	8,026	6,398	23,494	18,844

Operating income (loss)	(1,134)	166	(2,863)	1,092

Interest income, net	35	109	134	335

Income (loss) before taxes	(1,099)	275	(2,729)	1,427

Income tax expense	1,119	275	582	733

Net income (loss)	$(2,218)	$-	$(3,311)	$694

Basic net income (loss) per share	$(0.11)	$-	$(0.16)	$0.03

Shares used in computing basic
net income (loss) per share	20,395,339	20,360,125	20,386,811	20,301,521

Diluted net income (loss) per share	$(0.11)	$-	$(0.16)	$0.03

Shares used in computing diluted
net income (loss) per share	20,395,339	20,542,294	20,386,811	20,489,776

The accompanying notes are an integral part of these statements

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months
	Ended September 30,
	2008	2007

Cash Flows from Operating Activities :
Net income (loss)	$(3,311)	$694
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities :
Depreciation and amortization	1,004	905
Share-based compensation expense	533	352
Deferred income tax provision	597	570
(Gain) loss on disposal of fixed assets	(11)	93
(Increase) decrease in :
Receivables	241	(177)
Inventories	215	(1,218)
Other current assets	(260)	(239)
Other assets	3	(4)
Increase (decrease) in :
Accounts payable	54	(147)
Accrued expenses	197	(63)
Deferred revenue	120	(12)
Other non-current liabilities	-	117
Net cash provided by (used in) operating activities	(618)	871

Cash Flows from Investing Activities :
Purchase of property and equipment	(702)	(2,264)
Proceeds from sale / disposal of assets	15	-

Net cash used in investing activities	(687)	(2,264)

Cash Flows from Financing Activities :
Proceeds from exercise of incentive stock options	-	470
Proceeds from employee stock purchase plan	55	22
Proceeds from issuance of long and short-term debt	-	2,000
Repayments on financing obligations	(458)	(158)

Net cash provided by (used in) financing activities	(403)	2,334

Effect of exchange rate changes on cash	(103)	38

Net increase (decrease) in Cash and Cash Equivalents	(1,811)	979

Cash and Cash Equivalents, Beginning of Period	12,988	10,892

Cash and Cash Equivalents, End of Period	$11,177	$11,871

Supplemental Cash Flow Disclosure :

Cash paid for taxes	10	148

Cash paid for interest	90	41

The accompanying notes are an integral part of these statements

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Strategic Diagnostics Inc. and its subsidiaries (the “Company”) develop, manufacture and market antibody products and analytical test kits to a diverse customer base, across multiple industrial and human health markets. By applying its core competencies of creating custom antibodies and assay development, the Company produces unique, sophisticated diagnostic testing and reagent systems that are responsive to customer diagnostic and information needs. Customers benefit with quantifiable “return on investment” by reducing time, labor and/or material costs. This is accomplished while increasing accuracy, reliability and actionability of essential test results. The Company is focused on sustaining this competitive advantage by leveraging its expertise in immunology, proteomics, bio-luminescence and other bio-reactive technologies to continue its successful customer-focused research and development efforts.

Basis of Presentation and Interim Financial Statements

The accompanying unaudited consolidated interim financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. In the opinion of management, the accompanying consolidated interim financial statements include all adjustments (all of which are of a normal recurring nature) necessary for a fair presentation of the results of operations.  The interim operating results are not necessarily indicative of the results to be expected for an entire year.

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

New Accounting Pronouncements

In November 2007, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on Issue No. 07-1,"Accounting for Collaborative Arrangements" ("EITF No. 07-1"). EITF No. 07-1 defines a collaborative arrangement as a contractual arrangement in which the parties are: (1) active participants to the arrangement; and (2) exposed to significant risks and rewards that depend upon the commercial success of the endeavor. The issue also addresses the appropriate income statement presentation for activities and payments between the participants in a collaborative arrangement as well as for costs incurred and revenue generated from transactions with third parties. EITF No. 07-1 is effective for the Company for the reporting period beginning January 1, 2009. The Company is in the process of evaluating the impact of the adoption of EITF No. 07-1 on its consolidated financial statements.

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

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets”.  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  FSP 142-3’s impact on the Company is dependent upon future acquisitions the Company may make.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following for each period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income (loss)	$(2,218)	$-	$(3,311)	$694

Currency translation adjustment	(106)	71	(103)	38

Total comprehensive income (loss)	$(2,324)	$71	$(3,414)	$732

2.	BASIC AND DILUTED INCOME (LOSS) PER SHARE

Basic earnings (loss) per share (EPS) is computed by dividing net income (loss) available for common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS, except that the dilutive effect of converting or exercising all potentially dilutive securities is also included in the denominator. The Company’s calculation of diluted EPS includes the dilutive effect of exercising stock options into common shares.  For the three and nine month periods ended September 30, 2008, the effect of converting stock options into 1,925 and 54,040 common share equivalents, respectively, was excluded because it was antidilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Weighted avg. common shares outstanding	20,395,339	20,360,125	20,386,811	20,301,521

Shares used in computing basic
net income per share	20,395,339	20,360,125	20,386,811	20,301,521

Stock options	-	182,169	-	188,255

Shares used in computing diluted
net income per share	20,395,339	20,542,294	20,386,811	20,489,776

3.	SHARE-BASED COMPENSATION

The Company has a stock incentive plan (the “2000 Plan”), which authorizes the granting of incentive and nonqualified stock options and restricted stock units. Under the 2000 Plan, executives, key employees and outside directors receive awards of options to purchase common stock or restricted stock. Incentive stock options are granted at not less than 100% of fair market value at the date of grant (110% for stockholders owning more than 10% of the Company’s common stock). Nonqualified stock options are granted at not less than 85% of fair market value at the date of grant. A maximum of 4,000,000 shares of common stock are issuable under the 2000 Plan. Stock options granted under the 2000 Plan have a maximum contractual term of 10 years. The 2000 Plan provides for accelerated vesting if there is a change of control (as defined in the 2000 Plan).

The Company also has an Employee Stock Purchase Plan (the “ESPP”). The ESPP allows eligible full-time employees to purchase shares of common stock at 90 percent of the lower of the fair market value of a share of common stock on the first or last day of the quarter. Eligible employees are provided the opportunity to acquire Company common stock during each quarter. No more than 661,157 shares of common stock may be issued under the ESPP. Such stock may be unissued shares or treasury shares of the Company or may be outstanding shares purchased in the open market or otherwise on behalf of the ESPP. Under SFAS 123R, “Share-Based Payment,” the Company’s ESPP is compensatory. Therefore, the Company is required to recognize compensation expense related to the discount from market value of shares sold under the ESPP.

Certain additional options have been granted outside the 2000 Plan. These options generally follow the provisions of the 2000 Plan.  The Company issues new shares to satisfy option exercises, the vesting of restricted stock units and shares purchased under the ESPP.

Share-based compensation expense recorded in the three and nine month periods ended September 30, 2008 and 2007 is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Stock options	$70	$78	$295	$208
Employee stock purchase plan	2	2	6	6
Restricted stock units	61	54	232	138

Total share-based compensation expense	$133	$134	$533	$352

The deferred income tax benefit related to share-based compensation expense for the nine month periods ended September 30, 2008 and 2007 was $133 and $103, respectively.  Share-based compensation expense is a component of selling, general and administrative expense, and is recorded as a non-cash expense in the operating activities section of the Company’s Consolidated Statement of Cash Flows.

The intrinsic value of options exercised during the nine month periods ended September 30, 2008 and 2007 was $0 and $240, respectively.  Proceeds received from the exercise of stock options and from employee payments into the ESPP totaled $0 and $55, respectively, in the nine month period ended September 30, 2008 and $470 and $22, respectively, in the nine month period ended September 30, 2007. These amounts are recorded in the cash flows from financing activities section of the Company’s Consolidated Statement of Cash Flows.

Information with respect to the activity of outstanding stock options granted under the 2000 Plan and options granted separately from the 2000 Plan for the nine months ended September 30, 2008 is summarized as follows:

					Weighted	Aggregate
	Number				Average Remaining	Instrinsic
	of Shares	Price Range			Contractual term	Value

Balance, December 31, 2007	1,251,620	$2.50	-	$6.94

Granted	274,420	$2.44	-	$4.60
Cancelled / Forfeited	(106,068)	$3.05	-	$5.50

Balance, September 30, 2008	1,419,972	$2.44	-	$6.94	5.6 years	$-

Vested and excercisable at
September 30, 2008	1,152,616	$2.50	-	$6.94	4.8 years	$-

Expected to vest as of
September 30, 2008	1,400,158	$2.44	-	$6.94	5.6 years	$-

During the nine month period ended September 30, 2008, there were 274,420 options granted with a weighted average grant date fair value, based on a Black-Scholes calculation, of $2.06 per share.  The assumptions used in the Black-Scholes model are as follows, based upon a weighted average: dividend yield 0%, expected volatility 48.5%, risk-free interest rate 3.15% and an expected life of 5.6 years.  The Company uses the Simplified Method for determining the expected life of the options granted which is computed using the sum of the average vesting period and the contractual life of the option and dividing by 2, for all periods presented.

The following table provides additional information about the Company’s stock options outstanding and exercisable at September 30, 2008:

			Options Outstanding			Options Exercisable
				Weighted Average			Wtd. Average
Range of			Number of	Remaining	Exercise	Number of	Exercise
Exercise Prices			Shares	Contractual Life	Price	Shares	Price

$2.44	-	$2.88	158,400	2.6 Years	$2.73	155,700	$2.74
$3.05	-	$3.57	286,400	5.7 Years	$3.34	246,400	$3.32
$3.69	-	$6.94	975,172	6.1 Years	$4.13	750,516	$4.10
$2.44	-	$6.94	1,419,972	5.6 Years	$3.81	1,152,616	$3.75

A summary of the status of the Company’s unvested restricted stock units (RSU) as of December 31, 2007 and changes during the nine month period ended September 30, 2008 is presented below.

		Weighted Average
		Grant Date	Aggregate
	Shares	Fair Value	Intrinsic Value

Non-vested RSU's at December 31, 2007	96,116	$4.39
Granted	78,590	$4.51
Vested	(23,194)	$4.13
Cancelled / forfeited	(11,212)	$4.55

Non-vested RSU's at September 30, 2008	140,300	$4.49	$227

Expected to vest at September 30, 2008	130,182	$4.50	$221

Restricted stock units granted are generally scheduled to vest over periods of two to four years. The cost of the grant is charged to operations over the vesting period. The total unamortized fair value of non-vested restricted stock units that are expected to vest at September 30, 2008 was $359 with a weighted average remaining term of 1.8 years.

4.	INVENTORIES

The Company’s inventories are valued at the lower of cost or market. For inventories that consist primarily of test kit components, bulk serum and antibody products, cost is determined using the first in, first out method. For inventories that consist of costs associated with the production of custom antibodies, cost is determined using the specific identification method. At September 30, 2008 and December 31, 2007, inventories consisted of the following:

	September 30,	December 31,
	2008	2007

Raw materials	$1,462	$1,354
Work in progress	848	903
Finished goods	1,679	1,947
Inventories	$3,989	$4,204

5.	GOODWILL AND INTANGIBLE ASSETS

At September 30, 2008 and December 31, 2007, intangible assets consisted of the following:

	September 30,	December 31,
	2008	2007	Lives
Goodwill	$4,731	$4,774	N/A
Less - accumulated amortization	(573)	(573)
Net goodwill	$4,158	$4,201

	September 30,	December 31,
	2008	2007	Lives
Intangible assets	3,134	3,134	2-20
Less - accumulated amortization	(1,466)	(1,287)
Net intangible assets	$1,668	$1,847

6.	DEBT

On May 5, 2000, the Company entered into a financing agreement with a commercial bank which was amended on August 10, 2007 (the “Credit Agreement”).  The Credit Agreement provides for up to a $5,000 revolving line of credit, none of which was outstanding and all of which was available at September 30, 2008.  The revolving line of credit bears a variable interest rate of 100 basis points to 225 basis points over the one month London Interbank Offered Rate (LIBOR) depending upon the ratio of the Company’s funded debt to EBITDA.  The Company’s annual effective rate of interest on this line of credit, taking into account the variable interest rate and LIBOR, was approximately 3.47% at September 30, 2008.

On December 13, 2001, the Company received a term loan under the Credit Agreement to finance the construction of new facilities at its Windham, Maine location. This term loan provided for up to $1,500 in financing, $193 of which was outstanding at September 30, 2008, and is repayable over seven years, with principal payments that began on October 1, 2002. The loan bears a variable interest rate of 100 basis points to 275 basis points over the one month LIBOR rate depending upon the ratio of the Company’s funded debt to EBITDA. Payments are due monthly, with equal amortization of principal payments plus interest. The Company’s annual effective rate of interest on this loan at September 30, 2008 was approximately 3.47%.

On August 21, 2007, the Company received a term loan under the Credit Agreement to finance the construction of new facilities at its Windham, Maine location. This term loan provided for up to $2,000 in financing, $1,600 of which was outstanding at September 30, 2008, and is repayable over five years, with principal payments that began on October 1, 2007. The loan bears a fixed interest rate of 5.96% with equal amortization of principal payments plus interest.

Under the Credit Agreement, the Company is required to meet certain quarterly financial covenants that include a ratio of EBITDA to current maturities of debt plus interest and cash paid for taxes greater than 1.50 and a ratio of funded debt to EBITDA not to exceed 3.25.  The Company did not meet its financial covenants with respect to its indebtedness at September 30, 2008 and does not expect that it will be able to meet all of its financial covenants under the Credit Agreement for the next twelve months.  The Company received a waiver of the financial covenants relating to the above financing from its commercial bank as of September 30, 2008.

As of September 30, 2008, the Company has classified the balance of its long-term obligations under the Credit Agreement of $1,200 as current debt in the consolidated balance sheet as the Company believes it is probable that there will be a violation of the same covenants within the next twelve months if the covenant terms are not amended.  If the Company is unable to obtain a waiver of future debt covenant violations, the Company will be unable to draw upon its line of credit until such violations are cured.  As of September 30, 2008, the Company is not required to repay these long-term debt obligations within twelve months and expects to amend the Credit Agreement before December 31, 2008 to allow the Company to meet its financial covenants and reclassify these long-term obligations from current to non-current in the consolidated balance sheet.

As of September 30, 2008, the outstanding balance on all of the Company’s commercial bank debt was $1,793. This indebtedness is secured by substantially all of the Company’s assets.

7.	INCOME TAXES

The Company is subject to U.S. federal and United Kingdom income tax, as well as income taxes of numerous state jurisdictions.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  Upon adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109” and at September 30, 2008, the Company had no interest or penalties accrued related to uncertain tax positions, due to available net operating loss carryforwards.

As of January 1, 2008, the Company provided a liability for approximately $580 of unrecognized tax benefits, of which $513 would impact the Company’s effective tax rate if recognized.  For the nine months ended September 30, 2008, unrecognized tax benefits increased $18 to $598, of which approximately $530 would impact the Company’s effective tax rate if recognized.

For federal purposes, post-1993 tax years remain open to examination as a result of earlier net operating losses being utilized in recent years.  For state purposes, the statute of limitations remains open in a similar manner for states that have generated net operating losses.

In accordance with SFAS 109, “Accounting for Income Taxes”, the Company evaluates its deferred tax assets quarterly to determine if a valuation allowance is required to offset the carrying value of future tax benefits.  Due to the significant losses incurred by the Company through September 30, 2008 and the timing of when certain tax net operating loss carryforwards expire, the Company determined that it was more likely than not that approximately $4,582 of federal net operating loss carryforwards (NOLs), would expire unused in the year 2010.  As a result of this determination, the Company has recorded a valuation allowance of approximately $1,558 against the deferred tax asset attributable to these NOLs.  This valuation allowance was charged to income tax expense for the three and nine month periods ending September 30, 2008.  After recording these valuation allowances, the Company has net deferred tax assets of approximately $8.0 million as of September 30, 2008.  Management believes it is more likely than not that based upon its projections of future taxable income including available tax planning strategies, the Company will generate sufficient future taxable income to realize the benefits of the net deferred tax assets existing at September 30, 2008.

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

Results of Operations

Three Months Ended September 30, 2008 versus Three Months Ended September 30, 2007

Revenues for the third quarter of 2008 increased 5.0% to $6.9 million, compared to $6.6 million for the same period in 2007. The increase in revenues in the third quarter of 2008 was primarily the result of a 38.2% increase in sales of food pathogen products, a 13.8% increase in sales of water and environmental products and a 3.9% increase in sales of Ag-GMO products when comparing the third quarter of 2008 to the third quarter of 2007.  These increases were partially offset by decreased sales of antibody products which decreased by 8.1% when comparing the third quarter of 2008 to the third quarter of 2007 (see discussion of product groups below).

Operating expenses for the third quarter of 2008 increased 25.4% to $8.0 million, compared to $6.4 million for the third quarter of 2007.   As described below, this increase is primarily attributable to a 34.0% increase in research and development costs, a 32.9% increase in manufacturing costs and a 21.1% increase in selling, general and administrative costs.

Gross profits (defined as total revenues less manufacturing costs) for the third quarter of 2008 were $3.3 million compared to $3.9 million for the same period in 2007. Gross margins were 48.4% and 59.4% for the third quarters of 2008 and 2007, respectively. The decrease in margins and related increase in manufacturing costs was primarily attributable to increased write-offs for obsolete inventory and additional employee costs in the Company’s test kit business, and increased costs of production in the antibody business due to the expansion of the Company’s antibody production capabilities, creating an unfavorable overhead absorption rate.

Research and development spending was $969,000, or 14.1% of revenues, in the third quarter of 2008, compared to $723,000, or 11.0% of revenues, in the third quarter of 2007.  This increase was primarily due to increased spending and effort on the development of the Company’s proprietary phage technology for use in the production of ethanol.

Selling, general and administrative expenses were $3.5 million for the third quarter of 2008, compared to $2.9 million for the same quarter in 2007. The increase is primarily attributable to increased recruiting costs associated with the Company’s continued expansion of its sales and marketing efforts.

Gain on disposal of assets of $11,000 was recorded in the third quarter of 2008, relating to the sale and disposal of rental equipment.  Loss on disposal of assets of $108,000 was recorded in the third quarter of 2007, relating to the replacement of manufacturing equipment that was no longer fit for use.

The Company recorded net interest income of $35,000 in the third quarter of 2008 compared to $109,000 in the third quarter of 2007. The decrease was primarily due to increased debt and related interest expense during the third quarter of 2008 when compared to the third quarter of 2007, and decreased interest rates received on invested cash during the third quarter of 2008.

As a result of the reduced margins and higher costs discussed above, pre-tax loss totaled ($1.1 million) for the three months ended September 30, 2008 compared to pre-tax income of $275,000 for the same period in 2007.

Income tax expense for the third quarter of 2008 includes approximately $1.6 million in expense for a valuation allowance against deferred tax assets relating to approximately $4.6 million in federal net operating loss carryforwards that will expire in the year 2010. The tax rate without the effect of the additional $1.6 million expense for the three month period ending September 30, 2008 was approximately 39.9%.

Income tax expense for the third quarter of 2007 included an additional expense of $158,000 associated with the reconciliation of the December 2006 tax provision to the actual 2006 tax return filed in the third quarter of 2007.  The difference between the 2006 tax provision and the 2006 tax return is primarily due to the amount of research and experimentation credits utilized, and changes in applicable tax rates.  The tax rate without the effect of the additional $158,000 expense as described above for the three month period ending September 30, 2007 was approximately 42.5%.

Net loss in the third quarter of 2008 was ($2.2 million), or ($0.11) per diluted share, compared to no net income or loss for the same period in 2007. Diluted shares utilized in these computations were 20.4 million and 20.5 million for the third quarters of 2008 and 2007, respectively.

Product Groups

Antibody Products

Antibody product revenues decreased 8.1% to $3.3 million for the third quarter of 2008, compared to $3.6 million for the same quarter in 2007.  The Company recorded an increase of $339,000, or 190.8%, in sales of its custom antibody services utilizing its new Genomic Antibody Technology ™ platform.  This increase was offset by a $378,000 decrease in sales of custom monoclonal services, a $188,000 decrease in sales of custom polyclonal services and a decrease of $116,000 in sales of bulk products.  The decreases in the monoclonal services and bulk products were primarily the result of decreased orders by customers that had previously accumulated excess inventories.  For the third quarter of 2008, antibody revenues were 47.9% of total Company revenues compared to 54.7% in the third quarter of 2007.

Food Safety Products

Food safety revenues increased 26.1% to $2.1 million for the third quarter of 2008, compared to $1.7 million in the third quarter of 2007.

Food pathogen sales (which are a subset of food safety revenues) increased 38.2% to $1.5 million in the third quarter of 2008 as compared to $1.1 million for the third quarter of 2007, due to increased sales of products that detect the three major food pathogens, E. coli, salmonella and listeria.

Ag-GMO product sales (which are a subset of food safety revenues) increased 3.9% to $626,000 for the third quarter of 2008 as compared to $602,000 for the third quarter of 2007.  This increase is primarily attributable to increased demand for the Company’s testing products in Brazil where the Company has had strong sales efforts since 2000.

Water and Environmental Products

Water and environmental products revenue increased 13.8% to $1.4 million for the third quarter of 2008 as compared to $1.3 million for the third quarter of 2007.  This increase is primarily due to increased sales of water testing equipment in China.

Nine Months Ended September 30, 2008 versus Nine Months Ended September 30, 2007

Revenues for the first nine months of 2008 increased 3.5% to $20.6 million, compared to $19.9 million for the same period in 2007. The increase in revenues in the first nine months of 2008 was primarily the result of a 29.6% increase in sales of food safety products when comparing the first nine months of 2008 to the first nine months of 2007 and a 10.6% increase in sales of water and environmental products when comparing the first nine months of 2008 to the first nine months of 2007.  These increases were partially offset by a 4.3% decrease in the sale of antibody products when comparing the first nine months of 2008 and 2007 (see discussion of product groups below).

Operating expenses for the first nine months of 2008 increased 24.7% to $23.5 million, compared to $18.8 million for the first nine months of 2007.  This increase is primarily attributable to a 29.6% increase in research and development costs, a 24.9% increase in selling, general and administrative costs and a 24.8% increase in manufacturing costs.

Gross profits (defined as total revenues less manufacturing costs) for the first nine months of 2008 were $10.8 million compared to $12.0 million for the same period in 2007. Gross margins were 52.2% and 60.4% for the nine month periods ending September 30, 2008 and 2007, respectively.  The decrease in margins and related increase in manufacturing costs was primarily attributable to increased write-offs for obsolete inventory in the Company’s test kit business and increased costs of production in the antibody business due to the expansion of the Company’s antibody production capabilities, all creating an unfavorable overhead absorption rate.

Research and development spending was $2.8 million, or 13.7% of revenues, in the first nine months of 2008, compared to $2.2 million, or 11.0% of revenues, in the first nine months of 2007.  This increase was primarily due to increased spending and effort on development of the Company’s proprietary SEQer™ antibodies, which are produced by the Company’s Genomic Antibody Technology ™ platform and are being sold through the Company’s antibody catalog, and increased spending and effort on development of the Company’s proprietary phage technology for use in the production of ethanol.

Selling, general and administrative expenses were $10.8 million for the first nine months of 2008, compared to $8.7 million for the same period in 2007. The increase is primarily due to severance costs for the former Chief Executive Officer of $630,000, and increased costs associated with the Company’s continued expansion of its sales and marketing efforts.

Gain on disposal of assets of $11,000 was recorded in the first nine months of 2008, relating to the sale and disposal of rental equipment.  Loss on disposal of assets of $108,000 was recorded in the first nine months of 2007, relating to the replacement of manufacturing equipment that was no longer fit for use.

The Company recorded net interest income of $134,000 in the first nine months of 2008 compared to $335,000 in the first nine months of 2007. The decrease was primarily due to increased debt and related interest expense and decreased interest rates received on invested cash during the first nine months of 2008.

As a result of the reduced margins and higher costs discussed above, pre-tax loss totaled ($2.7 million) for the nine months ended September 30, 2008 compared to pre-tax income of $1.4 million for the same period in 2007.

Income tax expense in the first nine months of 2008 includes approximately $1.6 million in expense for a valuation allowance against deferred tax assets relating to approximately $4.6 million in federal net operating loss carryforwards that will expire in the year 2010. The tax rate without the effect of the additional $1.6 million expense for the nine month period ending September 30, 2008 was approximately 35.8%.

Income tax expense in the first nine months of 2007 includes additional expense of approximately $158,000 associated with the reconciliation of the December 2006 tax provision to the actual 2006 tax return filed in the third quarter of 2007.  The difference between the 2006 tax provision and the 2006 tax return is primarily due to the amount of federal research and experimentation credits utilized and changes in applicable effective state tax rates.  The tax rate without the effect of the additional $158,000 expense as described above for the nine month period ending September 30, 2007 was approximately 40.3%.

Net loss in the first nine months of 2008 was ($3.3 million), or ($0.16) per diluted share, compared to net income of $694,000, or $0.03 per diluted share, for the same period in 2007. Diluted shares utilized in these computations were 20.4 million for the first nine months of 2008 and 20.5 million for the first nine months of 2007.

Product Groups

Antibody Products

Antibody revenues decreased 4.3% to $10.0 million for the first nine months of 2008, compared to $10.5 million for the same period in 2007.  The Company recorded increases of $595,000 in sales of its custom antibody services utilizing its new Genomic Antibody Technology ™ platform, but had decreases of $523,000 in sales of custom polyclonal services, $434,000 in sales of bulk products and $198,000 in custom monoclonal services.  The decreases in the monoclonal services and bulk products were primarily the result of decreased orders by customers that had previously accumulated excess inventories.

Food Safety Products

Food safety revenues increased 12.4% to $6.4 million for the first nine months of 2008, compared to $5.7 million in the first nine months of 2007.

Food pathogen sales (which are a subset of food safety revenues) increased 29.6% to $4.2 million in the first nine months of 2008 as compared to $3.3 million in the first nine months of 2007, due to increased sales of products that detect the three major food pathogens, E. coli, salmonella and listeria.

Ag-GMO product sales (which are a subset of food safety revenues) decreased 10.1% to $2.2 million, for the first nine months of 2008 as compared to $2.5 million for the first nine months of 2007.  This decrease is primarily attributable to the reduction in sales of tests to detect StarlinkTM in grain.

Water and Environmental Products

Water and environmental products revenue increased 10.6% to $4.2 million for the first nine months of 2008 as compared to $3.8 million for the first nine months of 2007.  This increase is primarily due to increased sales of water testing equipment in China.

Liquidity and Capital Resources

The net cash used in operating activities of $618,000 for the first nine months of 2008 was primarily the result of the ($3.3 million) net loss recorded for the period and a $260,000 increase in other current assets offset by non-cash charges for depreciation, amortization, deferred income tax provision and share-based compensation expense of $2.1 million. The increase in other current assets was primarily the result of the purchase of insurance for 2008.

Net cash used in investing activities of $687,000 for the first nine months of 2008 was primarily related to the capital expenditures for the period. This compares to net cash used in investing activities of $2.3 million for the first nine months of 2007. The capital expenditures for the first nine months of 2008 were primarily related to purchases of laboratory and manufacturing equipment, and the capital expenditures for 2007 were primarily attributable to the expansion of the Company’s antibody production facility in Maine.

Net cash used in financing activities of $403,000 for the first nine months of 2008 was primarily the result of scheduled debt repayments.  Net cash provided by financing activities for the first nine months of 2007 of $2.3 million was primarily driven by proceeds from the issuance of a $2.0 million term loan for construction of a new facility at the Company’s Maine location and the exercise of stock options which was partially offset by net repayments of outstanding debt.

The Company’s working capital, current assets less current liabilities, decreased $3.8 million to $16.2 million at September 30, 2008 from $20.0 million at December 31, 2007, primarily due to changes in classification of $1.2 million of debt from long-term debt to current debt,, reduction in current deferred tax assets of $199,000 and an increase in other current assets as described above. Outstanding debt decreased $458,000 from $2.3 million at December 31, 2007 to $1.8 million at September 30, 2008, due to scheduled repayments.

On May 5, 2000, the Company entered into a financing agreement with a commercial bank which was amended on August 10, 2007 (the “Credit Agreement”).  The Credit Agreement provides for up to a $5.0 million revolving line of credit, none of which was outstanding and all of which was available at September 30, 2008.  The revolving line of credit bears a variable interest rate of 100 basis points to 225 basis points over the one month London Interbank Offered Rate (LIBOR) depending upon the ratio of the Company’s funded debt to EBITDA.  The Company’s annual effective rate of interest on this line of credit, taking into account the variable interest rate and LIBOR, was approximately 3.47% at September 30, 2008.

On December 13, 2001, the Company received a term loan under the Credit Agreement to finance the construction of new facilities at its Windham, Maine location. This term loan provided for up to $1.5 million in financing, $193,000 of which was outstanding at September 30, 2008, and is repayable over seven years, with principal payments that began on October 1, 2002. The loan bears a variable interest rate of 100 basis points to 275 basis points over the one month LIBOR rate depending upon the ratio of the Company’s funded debt to EBITDA. Payments are due monthly, with equal amortization of principal payments plus interest. The Company’s annual effective rate of interest on this loan at September 30, 2008 was approximately 3.47%.

On August 21, 2007, the Company received a term loan under the Credit Agreement to finance the construction of new facilities at its Windham, Maine location. This term loan provided for up to $2.0 million in financing, $1.6 million of which was outstanding at September 30, 2008, and is repayable over five years, with principal payments that began on October 1, 2007. The loan bears a fixed interest rate of 5.96% with equal amortization of principal payments plus interest.

Under the Credit Agreement, the Company is required to meet certain quarterly financial covenants that include a ratio of EBITDA to current maturities of debt plus interest and cash paid for taxes greater than 1.50 and a ratio of funded debt to EBITDA not to exceed 3.25.  The Company did not meet its financial covenants with respect to its indebtedness at September 30, 2008 and does not expect that it will be able to meet all of its financial covenants under the Credit Agreement for the next twelve months.  The Company received a waiver of the financial covenants relating to the above financing from its commercial bank as of September 30, 2008.

As of September 30, 2008, the Company has classified the balance of its long-term obligations under the Credit Agreement of $1.2 million as current debt in the consolidated balance sheet as the Company believes it is probable that there will be a violation of the same covenants within the next twelve months if the covenant terms are not amended.  If the Company is unable to obtain a waiver of future debt covenant violations, the Company will be unable to draw upon its line of credit until such violations are cured.  As of September 30, 2008, the Company is not required to repay these long-term debt obligations within twelve months and expects to amend its bank Credit Agreement before December 31, 2008 to allow the Company to meet its financial covenants and reclassify these long-term obligations from current to non-current in the consolidated balance sheet.

For the nine months ended September 30, 2008, the Company satisfied all of its cash requirements from cash on-hand.  At September 30, 2008, the Company had $1.8 million in debt and stockholders’ equity of $34.3 million.

Based upon its cash on-hand and the anticipated sales of current and new products, the Company believes it has, or has access to, sufficient resources to meet its operating requirements through the next twelve months. The Company’s ability to meet its long-term capital needs will depend on a number of factors, including compliance with existing and new loan covenants, the success of its current and future products, the focus and direction of its research and development programs, competitive and technological advances, future relationships with corporate partners, government regulation, the Company’s marketing and distribution strategy, its successful sale of additional common stock and/or the Company successfully locating and obtaining other financing, and the success of the Company’s plan to make future acquisitions. Accordingly, no assurance can be given that the Company will be able to meet the future liquidity requirements that may arise from these inherent and similar uncertainties.

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

The calculation of the Company’s EBITDA measure (as discussed above), and the reconciliation of the Company’s EBITDA measure to net cash provided by or (used in) operating activities for the nine month periods ended September 30, 2008 and 2007 is as follows:

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
Net cash provided by (used in) operating activities	$(618)	$871
Changes in assets and liabilities:
Receivables	(241)	177
Inventories	(215)	1,218
Other current assets	260	239
Other assets	(3)	4
Accounts payable	(54)	147
Accrued expenses	(197)	63
Deferred revenue	(120)	12
Other non-current liabilities	-	(117)
Gain (loss) on disposal of fixed assets	11	(93)
Net change in deferred income tax	(597)	(570)
Income tax provision (benefit)	582	733
Share-based compensation expense	(533)	(352)
Interest income, net	(134)	(335)
EBITDA	$(1,859)	$1,997

Critical Accounting Policies

The preparation of financial statements in accordance with generally accepted accounting principles (“GAAP”) requires management to make a number of judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses in the consolidated financial statements.  Understanding the Company’s accounting policies and the extent to which the Company uses management’s judgment and estimates in applying these policies is integral to understanding the Company’s financial statements.  The Company has identified the following as the most critical accounting policies and estimates:

o	Valuation of Accounts Receivable
o	Valuation of Inventory
o	Deferred Taxes
o	Revenue Recognition
o	Valuation of Long-Lived Assets
o	Stock-Based Compensation

Described below are the significant changes in judgments and assumptions that the Company made during the first nine months of 2008 in applying the critical accounting policies and estimates.  Also see “Part II – Item 7 – MD&A – Critical Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for additional information about the Company’s critical accounting policies and estimates.

Deferred Taxes

The Company recognizes deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases, and for tax credits.  The Company’s net deferred tax assets totaled approximately $8.6 million at December 31, 2007.  The Company evaluates its deferred tax assets for recoverability based on available evidence, including assumptions about future profitability.  The Company is required to establish a valuation allowance for deferred tax assets and record a charge to income if it determines, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Such a charge likely would have a material adverse effect on the Company’s results of operations and financial condition.  In evaluating the need for a valuation allowance, the Company estimated future taxable income based upon management approved business plans and ongoing tax planning strategies.  This process involves significant management judgment about assumptions that are subject to change from period to period based on variances between the Company’s future projected operating performance and its actual results.  Accordingly, the Company has included the assessment of a deferred tax asset valuation allowance as a critical accounting policy.

While the Company is not in a cumulative book pre-tax loss position for the three-year period ended September 30, 2008, the Company projects that it will be in a cumulative book pre-tax loss position as of December 31, 2008. The realization of the Company’s deferred tax assets is dependent upon the generation of sufficient future taxable income to support such realization. For purposes of establishing a deferred tax asset valuation allowance, this projection of a cumulative book pre-tax loss position is considered significant, objective evidence that the Company may not be able to realize some portion of its deferred tax assets in the future, because its future taxable income may not be sufficient. In assessing the nature of the Company’s cumulative book pre-tax loss position, management evaluated the factors contributing to these losses and analyzed whether these factors were temporary or indicative of a permanent decline in the Company’s earnings. Management determined that the current cumulative book pre-tax loss position was caused primarily by severance costs incurred relating to the Company’s former CEO and an increase in manufacturing costs related to the increase in the Company’s antibody production capabilities.

Prior to 2008, the Company had generated pre-tax book income for eight of the prior eleven fiscal years, including in each of the most recent consecutive four fiscal years. Due to the significant losses the Company has incurred through the third quarter of 2008 and the timing of when certain tax net operating loss carryforwards are scheduled to expire, the Company has determined that a valuation allowance should be established with regard to a portion of the deferred tax assets related to federal tax loss carryforwards that expire in 2010.  Based on management’s forecasts of future taxable income, the Company anticipates that it is more likely than not that its results of future operations will generate sufficient taxable income to realize the remaining portion of its deferred tax assets which primarily relate to federal tax loss carryforwards that do not begin to expire until the year 2017. Therefore, the Company did not record a valuation allowance against the remaining portion of its deferred tax assets.   If future events differ from current forecasts, then an additional valuation allowance may need to be established, which likely would have a material adverse effect on the results of operations and financial condition of the Company.  Conversely, should the Company’s operating results for 2009 or 2010 reflect sufficient taxable income, it will be able to realize all or a portion of the deferred tax assets against which it is establishing a valuation allowance, despite the fact that it has established such allowance.

The Company provides additional detail on the components of its deferred tax assets and deferred tax liabilities as of December 31, 2007 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 in “Notes to Consolidated Financial Statements—Note 10, Income Taxes” and provides information on the changes in its deferred tax assets since December 31, 2007 in “Notes to Consolidated Interim Financial Statements—Note 7, Income Taxes” of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has exposure to changing interest rates, and is currently not engaged in hedging activities. Interest on approximately $193,000 of outstanding indebtedness is at a variable rate of 1.00% to 2.75% over the published LIBOR, based upon the Company’s ratio of funded debt to EBITDA, and was 1.00% over LIBOR on average for the year. At the Company’s current level of indebtedness, each 1% change in the variable interest rate will have an effect of $2,000 on the Company’s annual interest expense charges.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. However, readers should carefully consider the following additional risk factor:

The Company may have future capital needs and may not be able to obtain additional financing on acceptable terms.

As a result of market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets. Concern about the general stability of the markets has led many lenders and institutional investors to reduce, and in some cases, cease to provide, funding to borrowers.  The Company’s ability to utilize its current credit facility and to secure additional financing, as necessary, and to satisfy its financial obligations under indebtedness outstanding from time to time, will depend upon the Company’s future operating performance, which is subject to prevailing general economic and credit market conditions, including the availability of credit generally, and financial, business and other factors, many of which are beyond the control of the Company. The prolonged continuation or worsening of current credit market conditions would have a material adverse effect on the Company’s ability to secure financing on favorable terms, if at all.

The Company may be unable to secure additional financing or financing on favorable terms or the Company’s operating cash flow may be insufficient to satisfy its financial obligations under indebtedness outstanding from time to time (if any). Furthermore, if financing is not available when needed, or is not available on favorable terms, the Company may be unable to develop new or enhance its existing products or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on the business, financial condition and results of operations of the Company.

Item 6. Exhibits

10.1
Employment Agreement, dated as of October 13, 2008, between the Company and Francis M. DiNuzzo (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2008, and incorporated by reference herein).

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

STRATEGIC DIAGNOSTICS INC.

Date: November 14, 2008	/s/ Francis M. DiNuzzo
Francis M. DiNuzzo President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2008	/s/ Stanley A. Fronczkowski
Stanley A. Fronczkowski Vice President – Finance and Chief Financial Officer (Principal Financial and Accounting Officer)