Form 10-K
period 2008-12-31
STRATEGIC DIAGNOSTICS INC/DE/
filed 2009-03-31
CIK 911649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________ to ____________

Commission File No. 000-22400

STRATEGIC DIAGNOSTICS INC.
(Exact name of Registrant as specified in its charter)

Delaware	56-1581761
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	identification no.)

111 Pencader Drive
Newark, Delaware	19702
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (302) 456-6789

Securities registered pursuant to Section 12(b) of the Act: None

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

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

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          The aggregate market value of the common stock held by non-affiliates of the Registrant was $52,166,704, calculated by using the number of shares outstanding and the closing price of the common stock on June 30, 2008 (the last business day of the Registrant’s most recently completed second fiscal quarter).

          As of March 31, 2009 there were 20,273,895 shares outstanding of the Registrant’s common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed no later than April 30, 2009 with the Securities and Exchange Commission relative to the Company’s 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

PART I		1

ITEM 1.	BUSINESS	1

Overview		1
Life Sciences		1
Industrial BioDetection Tests		2
Antibody Products and Services		3
Food Safety Products		4
Agricultural Testing		5
Water Quality		6
Environmental Contamination Detection Products		6
Sales and Marketing Strategy		7
Competition		7
Markets and Products		8
Geographic and Customer Information		8
Regulatory Approvals		8
Manufacturing		9
Research and Development		10
Proprietary Technology and Patents		11
Employees		12
Organizational History		12

ITEM 1A.	RISK FACTORS	13
ITEM 1B.	UNRESOLVED STAFF COMMENTS	18
ITEM 2.	PROPERTIES	18
ITEM 3.	LEGAL PROCEEDINGS	19
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	19

PART II		20

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	20

	Stock Performance Graph	21

ITEM 6.	SELECTED FINANCIAL DATA	22
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23

Forward Looking Statements		23
Overview		23
Results of Operations		24
Year ended December 31, 2008 versus year ended December 31, 2007		24
Year ended December 31, 2007 versus year ended December 31, 2006		26
Liquidity and Capital Resources		27
Off-Balance Sheet Arrangements		29
Contractual Obligations		30
Critical Accounting Policies		30
New Accounting Standards and Disclosures		32

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	34
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	34
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	34
ITEM 9A.	CONTROLS AND PROCEDURES	34
ITEM 9B.	OTHER INFORMATION	35

PART III		36

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	36
ITEM 11.	EXECUTIVE COMPENSATION	37
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	37
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	37
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	37

PART IV		38

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	38

PART I

Item 1. Business

Overview

          Strategic Diagnostics Inc. (“SDI” or the “Company”) is a biotechnology company with a core mission of developing, commercializing and marketing innovative and proprietary products, services and solutions that preserve and enhance the quality of human health and wellness.

          The Company’s Life Sciences portfolio includes products and custom services that supply critical reagents used across the Life Science research and development markets. The Company’s Genomic Antibody Technology™ (“GAT™”) is gaining wide adoption in proteomic research, disease understanding and drug/biomarker discovery among academic, biotech, in-vitro diagnostic and large pharmaceutical customers.

          The Company’s Industrial BioDetection portfolio includes immunoassays which represent advanced technology for rapid, cost-effective detection of food pathogens as well as water and soil contaminants. SDI’s RapidChek® and SELECT ™ kits are experiencing growing adoption for the detection of pathogens such as E. coli, Salmonella and Listeria in the production, processing and manufacturing of food and beverages.

          The Company’s technology is also finding potential new applications in strategic emerging markets such as renewable bio-fuel, where the application of the Company’s patent pending phage technology is being developed to increase corn-to-ethanol profits through improvements in plant efficiency that generate higher yields at a lower operational cost, while increasing the value of by-products used in animal feed by eliminating antibiotic contamination of those feeds.

          By applying its core competencies of creating proprietary antibodies and assay development, the Company has produced sophisticated testing and reagent systems that are responsive to each customer’s analytical information needs.

          SDI is a customer-centric organization. The Company’s goals are to consistently deliver increased value to its customers that facilitate their business results, reduce costs and help in the management of risk. SDI sales professionals focus on delivering a quantifiable “return on investment” to their customers by reducing time and total costs associated with applications for which the Company’s products are used. In addition, the Company believes its tests provide high levels of accuracy and reliability, which deliver more actionable test results to the customer as compared to alternative products. The Company is focused on sustaining profitable growth by leveraging its expertise in antibodies and immuno-technologies to successfully develop proprietary products and services that enhance the competitive advantage of its customers.

          The Company believes that its competitive position has been enhanced through the combination of talent, technology and resources resulting from the business development activities it has pursued since its inception. The Company has achieved meaningful economies of scale for the products it offers through the utilization of its facilities in Newark, Delaware for the manufacture of test kits and antibodies, and its facilities located in Dallas, Texas and Windham, Maine for the manufacture of antibodies.

          The Company currently meets its customers’ needs and generates revenues through two business units: Life Sciences and Industrial BioDetection Tests, which are described below.

Life Sciences

          SDI is a leader in the Life Sciences industry in providing a wide range of products and services, including custom antibodies, pre-made catalog antibodies, bulk “diagnostic-grade” antibodies, proprietary critical reagent products, and associated bio-processing services. The Company partners with its customers for the design, development and production of monoclonal and polyclonal antibodies by deploying robust, refined process-oriented traditional methods and its proprietary GAT™ as determined by the customer’s application requirements. The Company’s products and services are sold to, and often embedded in other commercial products used by a wide range of customers including pharmaceutical, biotechnology and diagnostic companies, and major biomedical research centers both domestically and internationally. The Company is fully integrated to deliver a full range of services encompassing its customers’ antibody needs from antigen design and antibody development through large scale production and post production bio-processing and immunoassay design and development. The Company’s Certified Good Manufacturing Practices (cGMP) and ISO9001:2000 accredited facilities employ sophisticated production processes that are reliable and deliver high quality to its customers.

          Genomic Antibody Technology™ (GAT™). The human genome project has been a major driving factor in the emergence of the study of proteomics. With a new knowledge of genomes, the biomedical research community is exploring many new proteins, their functions and the clues they reveal about human health. The study of gene and protein functionality often requires the use of antibodies which has created a growing demand; commercially available antibodies exist to less than 10% of the human proteome. GAT™ was developed to address this growing need for high quality reagents and advanced biomolecules in the Life Science industry.

          Innovation is a key element of the Company’s Life Science strategy for establishing and maintaining sustainable differentiation in key markets. GAT™ products and services utilize sophisticated bioinformatics and immunization strategies to produce high value antibody reagents and biomolecules. SDI’s application of powerful proprietary algorithms provides GAT™ the ability to “dial in” the precise gene or protein sequence to produce a recombinant protein inside the host animal which elicits an immune response to the encoded protein. This “specificity by design” approach generates antibodies which recognize the conformational epitopes on the native protein. The ability of any antibody to recognize a protein’s naturally folded state has the potential to expand a biomolecule’s utility to advance platforms like flow cytometry and therapeutic candidate generation. Among the many advantages of GAT™ is the technology’s ability to produce reagents and biomolecules against traditionally difficult cellular targets, such as highly conserved and transmembrane proteins. The system is highly efficient and scalable, allowing the generation of custom libraries consisting of hundreds of antibodies for use in the drug discovery, biomarker discovery, diagnostic, and research markets.

          Immunoassay Technology. An immunoassay is an analytical test that uses antibodies to detect the presence of a target substance in a complex sample matrix such as blood or other tissue with high degrees of sensitivity, precision and accuracy. In the burgeoning fields of proteomics and biomarker discovery, immunoassays play a central role in the detection and quantification of proteins associated with disease diagnosis, prognosis and progression, and therapeutic toxicity, efficacy and outcome. The Company’s scientists are experts in the design and development of antibodies and immunoassays in all fields of use including medical diagnostics and human healthcare. The Company’s scientific expertise with multiple immunoassay formats, coupled with a thorough understanding of the needs of markets and specific customer applications, has allowed the Company to develop a diverse array of immunoassay products designed to meet the analytical needs of multiple, sizable markets. Recent activities by Company scientists have been focused on developing multiplexed immunoassay tests employing the Company’s genomic antibodies for commercial sale and in the field of biomarker discovery, especially relating to cancer research.

Industrial BioDetection Tests

          The Company’s detection technologies allow industrial customers to rapidly and cost-effectively identify the presence of adulterants, such as chemical toxins, biological pathogens and other contaminants, which can compromise human or environmental safety, and/or financially impact efficiencies of production processes. Many of the Company’s products are in the form of single use test devices, sample prep materials and reagents, thus creating recurring revenue opportunities. Specific industry applications include:

●	Food and Beverage Manufacturing: Systems for high efficiency testing for the identification of pathogens and toxins in food, water and the manufacturing environment.

●
Water Utilities: Drinking water facilities test for chemical toxins and pathogens. Wastewater treatment facilities manage pollution control by testing for influent and effluent toxicity, pesticides, metals and efficiency maintenance in biological processing systems.

●	Environmental Management: On-site testing systems to increase the speed and accuracy of environmental remediation of soil and ground water pollutants.

●
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

          Bacteriophage Technology. Bacteriophage, or phage, are viruses that infect bacteria. They are highly specific for the type of bacteria that they infect and do not infect any other living cell from any other organism including animal, plant, fungus or yeast. Because lytic bacteriophage specifically kill their bacterial hosts and not other living cells, purified preparations of phage have been used medicinally to treat bacterial infections of plants and animals, including humans. The use of bacteriophage as a human therapeutic attests to the biological specificity and safety of these viruses. In the last two years, the U.S. Food and Drug Administration (“FDA”) has approved the use of bacteriophage products for direct application to ready-to-eat foods for reduction of Listeria bacteria based on the determination that phage are “generally recognized as safe” (“GRAS”).

          The Company is applying its bacteriophage technology in its test kit products for the detection of bacterial food pathogens, including its Salmonella SELECT ™ product and an E. coli SELECT ™ product that is currently in development. The Company has filed patent applications claiming the use of bacteriophage to control competing and cross-reacting bacteria, thereby reducing false positive and negative results and improving analytical test performance.

          The Company has also filed patent applications claiming the use of specific lytic bacteriophage to control contaminating bacteria in large scale industrial fermentation processes such as ethanol and lysine production. The Company believes that the use of bacteriophage is a significant improvement over the use of antibiotics and will have an impact on yield and cost associated with the production of ethanol from feedstock. The Company’s scientists are actively engaged in the development of specific bacteriophage reagents together with industry-leading producers of ethanol products.

          Bioluminescence Technology. The Company’s Microtox® and Deltatox® tests use a specific strain of luminescent bacteria as biosensors of toxicity, especially in water samples. These bacteria, when exposed to certain chemicals, undergo a chemical reaction resulting in the emission of visible light. Light output is inversely proportional to the toxicity of the sample being tested.

          SDI’s solutions include the instrumentation, reagents and technology necessary to employ testing. The Company has developed proprietary technology to analyze the results and calculate toxicity according to industry standard and regulatory methods. These solutions are highly reliable and offer significantly greater precision than other commonly applied measures of toxicity employing small numbers of living organisms (e.g., fish). The Company’s products, reagent kits, instruments and software provide for rapid and inexpensive assessment of toxicity in multiple applications including official regulatory methods in many countries worldwide.

Life Science Products and Services

          The Life Science proteomic tools and technologies market is experiencing growth due to the expansion of research in further translating the information of the genomic era into understanding of the role of proteins in biology and medicine. According to Frost & Sullivan and other market researchers, the global market for antibody-based reagents and tools in 2008 was approximately $1.8 billion with estimated growth in the range of 5-7%. Custom reagent development and production account for approximately $450 million with an estimated 10-12% growth rate and premade reagent products comprised approximately $1.4 billion with an estimated growth rate in the 5-7% range. Customers in these markets regard the Company as a leader in the design, development and production of critical tools used to target, differentiate, quantify, and profile the vast number of proteins related to human health. The Company links its historical expertise in immunotools and immunoassays with the speed and agility of its proprietary GAT™ platform. Post-genomics drug development is a rapidly emerging sector for proteomic immunotools. Within this market, investment has largely shifted from discovery activities into more information-rich integrated development activities. Within the past two years, the Company has supplied 20 of the top 30 pharmaceutical and biopharmaceutical companies with proteomic immunotools to further their drug development programs as well as initial clinical candidates for monoclonal antibody therapeutics. The Company produces antibodies to targets and biomarkers of interest allowing customers to quickly assess the feasibility, efficacy and safety of compounds in their developmental pipelines.

          The Company sees rapid advances in the use of antibodies as tools to measure biomarkers. The advent of profiling protein biomarkers as predictive, prognostic, diagnostic, and reporters of activity throughout the drug discovery and development workflow has created increased needs for protein identification and quantitation tools. Biomarkers of disease play an important role in medicine and have begun to assume a greater role in drug discovery and development. The Company’s experience in antibodies and immunoassay design together with the GAT™ platform puts it in a strong position to address these needs.

          The Company is a supplier to many major manufacturers of antibody-based diagnostic tests. The Company maintains regulatory compliance, industrial scale and efficiencies, and requisite quality systems to assure a secure supply of critical reagents to its partners. The Company provides proprietary reagents as well as large scale Original Equipment Manufacturer (OEM) production of custom antibodies.

          The Company supplies research reagents to a large number of academic and government investigators. In 2008, SDI was selected through an open Request for Proposal by Science Applications International Corporation (“SAIC”) in cooperation with the National Cancer Institute to generate a library of monoclonal reagents against cancer biomarkers. These antibodies will become part of a reference set of validated tools for researchers.

          The Company has a portfolio of catalog antibodies made using its proprietary GAT™ platform available for sale online. Within the past year, many new customers have benefitted from these oncology-focused research reagents. In many cases, a singular product has been selected by a client to become a critical testing reagent in long term projects, precipitating the transition of a per-unit sale into a critical reagent supply agreement. These antibodies are now a resource for the Company to assess application in novel platforms, assays, and multiplex applications.

          Customer service, innovation, and expertise are the foundation of the Company’s competitive advantage. SDI is among the largest custom antibody providers in the United States. The Company’s facilities are purposely built and managed for antibody production. These facilities are ISO 9001:2000 certified and accredited by the Association for the Assessment and Accreditation of Laboratory Animal Care (“AAALAC”), the highest standard in laboratory animal care. The Company is licensed by the U.S. Department of Agriculture (“USDA”) and registered with the National Institute of Health (“NIH”) Office of Laboratory Animal Welfare.

Food Safety Products

          The Company’s food safety product line includes enrichment media and rapid tests to detect food pathogens, including E. coli O157 (including H7), Listeria and Salmonella. The Company is a leader in tests for targeted traits in genetically engineered plants, tests to detect Genetically Modified (GM) traits in grain, seeds, food ingredients and food fractions and tests to detect naturally occurring fungi in grains (mycotoxins).

Food Pathogen Testing

          Pathogen specific testing is an increasingly important part of microbiology testing performed in the global food industry. The worldwide market for pathogen tests and media is estimated to be between $850 million and $1 billion according to independent studies and the Company’s own market research. According to several independent studies, the market for pathogen tests grew at an average rate of 7% in 2007 and this growth rate is expected to continue for the next several years. Growth in pathogen testing is driven primarily by regulatory changes, customer testing trends, industry consolidation, and globalization of the world’s food supply.

          Since 2001, the Company has invested in the development and market introduction of products for the detection of pathogenic microorganisms in food. In 2002, the Company introduced its first test method for the pathogen E. coli O157 (including H7). The RapidChek® E. coli O157:H7 test strips and proprietary media system have received ongoing market acceptance in the United States. In 2005, the Company was notified that its RapidChek® E. coli O157:H7 assay had been selected as the assay method of choice for the National School Lunch Program for screening raw and frozen beef for the organism. The National School Lunch Program is a federally-assisted meal program that operates in over 97,000 public and non-profit private schools and residential childcare institutions. The USDA is responsible for determining that the meat produced for the National School Lunch Program is safe. In addition, the RapidChek® test for detection of E. coli O157:H7 was selected by the Food Safety Inspection Service (“FSIS”), the public health agency in the USDA, as an approved methodology for screening of the organism in raw beef samples. The FSIS section of the USDA conducted a rigorous evaluation of rapid methods that are currently on the market for screening pathogens, including polymerase chain reaction, and automated/manual immunoassays and benchmarked kit performance against the current USDA traditional cultural method. The RapidChek® E. coli O157:H7 method was evaluated and determined to be the “best in class” against the other immunological methods tested. RapidChek® has been included in the USDA Microbiological Laboratory Guidelines as one of only two immunoassays that is recognized for use in screening raw beef for E. coli O157 (including H7). The Company believes that the acceptance of its method by the agencies regulating food safety has increased sales as producers seek to use methods that have been evaluated by the regulatory agencies. The RapidChek® E. coli O157:H7 test system has also received international recognition with regulatory approvals in Canada (Canadian Food Inspection Agency) and Australia (Australian Quarantine and Inspection Service).

          In June 2004, the Company launched its test for detection of Listeria. This test system received AOAC Research Institute (“AOAC”, “AOAC-RI”) approval for both food and environmental samples, as opposed to several competitive methods on the market that have AOAC approval for food samples only. As a result of new regulations enacted by the USDA in 2003, environmental samples account for approximately 80% of all Listeria testing. The Listeria test incorporates the use of a proprietary enrichment procedure that provides results in 40 hours, which is 8-12 hours faster than most other methods on the market. In addition, the proprietary enrichment system does not require a transfer step, providing significant labor savings compared to other methods on the market. As with all pathogen systems, food companies require internal evaluations prior to adoption. In these evaluations, the Company’s Listeria test system demonstrated superior performance and improvements in efficiency and productivity compared to most competitive methods on the market. As a result of improvements in performance and cost-in-use, the Company has had the Listeria product adopted by a number of very large food processors. When larger food companies adopt a particular method, the method generally gains credibility in the marketplace.

          In August 2006, the Company launched its new RapidChek® SELECT™ Salmonella test with AOAC-RI approval at the International Association of Food Protection Meeting in Calgary, Canada. This novel test is based on a patent pending phage technology combined with SDI’s next generation lateral flow technology and has revolutionized the Salmonella testing arena. The RapidChek® SELECT ™ test was developed to meet some of the challenges faced in Salmonella testing, including high false positive and negative rates, which can be particularly prevalent in high burden samples. The patent claims technology that increases both the specificity and sensitivity of rapid pathogen tests. In September 2006, the RapidChek® SELECT ™ Salmonella test was the first lateral flow test approved for the National Poultry Improvement Plan, and will provide an attractive alternative to current methods used such as labor intensive cultural methodologies. The RapidChek® SELECT ™ Salmonella test was evaluated and adopted by several of the top poultry and beef processors in 2007. The launch and acceptability of RapidChek® SELECT ™ in the market has also facilitated the increase in sales of the RapidChek® Listeria system, as most processors prefer to utilize one platform for multiple testing needs. Customers have cited the use of SELECT ™ contributing to improved laboratory efficiencies and significant savings as compared to what they were previously using to test.

          In late 2008, the Company decided to discontinue the distribution of the Lumitester PD-10N and LuciPac W hygiene monitoring system, manufactured by the Kikkoman Corp., with the objective of enhancing focus on the Company’s core products.

Agricultural Testing

Genetically Modified Crops

          Tests for GM traits are generally used to determine whether the sample tested contains the protein associated with the genetic modification. Seeds, grain or leaf tissue are typically tested. The tests may be employed by users desiring to ensure that seed or grain lots are either GM-free or, in other cases, that they contain a specified amount of the GM material in order to meet certain GM requirements. Among the commodities typically tested with the Company’s products are corn, soybeans, rice and cotton. The Company estimates that the worldwide demand for protein based testing of genetically modified crops is $15 million per year. To address this market, the Company maintains a small U.S. sales force and distribution in the five principal countries that, in addition to the United States, are responsible for 96% of the GM crop area.

          The Company has developed a simple “one-step” test that is used at the point of testing to determine if an individual plant contains the targeted genetic trait. Commercial seed producers use these products to ensure the quality of their products. This type of test also can be used in crops for enforcement purposes to expose unlicensed application of the genetic technology.

          Acceptance of GM crops has increased and as the development of new traits has risen, some countries have adopted regulations on biotech crops. In 2004, the European Union (“EU”) adopted regulations regarding labeling and traceability of GM food and feed with enforcement beginning in April 2004. The regulatory tolerance for EU-authorized GM traits is 0.9%, and 0.5% for unauthorized GM traits that have already received a favorable risk assessment from various U.S. regulatory agencies. Traceability systems must be in place and must demonstrate that any traces of GM traits are adventitious and are technically avoidable. The Company no longer believes that the impact of regulations will result in stricter testing of grain and grain exports from countries growing GM crops, or increases in testing to meet these new regulations. Conversely, widespread acceptance of GM crops is generally reducing the practice of grain testing as GM traits are increasingly ubiquitous in the environment.

          The Company believes that it continues to be well positioned to provide the analytical tools to allow food companies to purchase such premium products with confidence, due to its existing relationships with large agricultural biotechnology companies and the current success of its technology, particularly in the area of GM traits.

Water Quality

          The Company’s water quality product line includes industrial bio-detection kits for water and soil contaminants such as pesticides, explosives, petroleum related products and polychlorinated biphenyls (PCBs); Microtox® toxicity tests used in a wide array of market segments; and products for detecting polymers and corrosion in water. In addition to use by water utilities and related government agencies, the product line is used in many industrial manufacturing segments, environmental remediation, research and ecological studies. The global market for analytical testing associated with the water and environmental industries is estimated at $1.4 billion based on a compilation of market research studies. The overall growth rate in developed markets is estimated at 2-3%, while the growth rate in developing markets, primarily Asia, is estimated at 7-9%. The biggest driver for growth is government regulations associated with water quality and environmental protection.

Toxicity Testing

          In 2001, the Company acquired AZUR Environmental Limited to add the Microtox® product line to its portfolio. Microtox® is a unique rapid acute toxicity test that detects a broad range of toxins and chemical agents. The Microtox® brand is the global reference standard for rapid acute toxicity testing. Microtox® makes toxicity analysis simple and easy to perform and results can be generated in as little as 30 minutes. The Company also markets a portable version of the Microtox® technology known as Deltatox®. Many water utilities and emergency response teams are using Deltatox® technology as part of their emergency response programs. Microtox® has been widely accepted by the wastewater treatment industry where managing and controlling costs by accurately assessing the mechanical, operational and chemical performance of these facilities is critical. Microtox® delivers value by helping to improve operating efficiency and by helping facilities stay in compliance with their discharge permits.

          In February 2006, the Company announced that its Microtox® bioassay technology was awarded the Designation and Certification as an “Approved Product for Homeland Security” by the Department of Homeland Security. In December 2007, the Company was awarded a Federal Supply Schedule GSA contract. The contract further expands the Company’s reach into federal, state and local agencies, in addition to making it easier for these agencies to do business with the Company.

Environmental Contamination Detection Products

          The entrance of pesticides into the water supply is a result of agricultural and residential runoff. In areas of substantial agricultural activity, drinking water is tested for pesticides to protect supplies and to comply with federal and state regulations. The Company’s pesticide test kits are used in situations where field testing, or the testing of one specific pesticide gives the test kit much greater utility than a lab-based analyzer. Users include federal agencies such as the U.S. Geological Survey and USDA, state environmental and health departments, water utilities and environmental engineering companies. The Company also sells immunoassay products in the environmental market. The Company offers three different test formats, each with performance characteristics that make them well suited for a particular customer application. All of the Company’s environmental test kits are capable of analyzing multiple samples in parallel. The Company is currently marketing kits for a variety of contaminant classes and has been able to expand its product offerings through distribution agreements to accommodate new technologies.

Sales and Marketing Strategy

          The Company markets and sells products in the life science, food safety, and water quality product categories through a U.S. direct sales force, Internet presence and a network of over 50 distributors in Canada, Mexico, Latin America, Europe and Asia and through the Company’s corporate partners. The Company also has a European office and sales operation near London, England. The Company evaluates various sales and service models that can contribute to the profitable growth of business. Identifying the most effective channels to market will allow the Company to better allocate resources to both new and existing growth opportunities.

          In the United States, the primary sales channel is through a direct sales force comprised of geographically based field sales professionals, key segment managers, and inside sales associates. The sales force is augmented by customer service and project management organizations, and applied technical marketing specialists which assure that all elements of the customer’s buying experience meet and exceed their performance expectations.

          On the basis of its strengthening market position, the Company continues to develop channels to market and accelerate predictability and sustainability of revenues. The Company is investing in its direct sales force through the addition of new sales representatives and focused sales and technical training. The Company continually measures sales performance and maintains discipline in the balance between the addition of new sales resources and ongoing efforts to continually improve sales efficiency and effectiveness of existing resources.

          The Company is also focusing on its network of quality channel partners. In 2006, the Company added its first distributor for its custom antibody offering. The Company is working to add additional channel partners for both its custom and catalog offerings nationally and internationally.

          In 2005, the Company signed an exclusive distribution agreement with DuPont Qualicon for the representation of the Company’s immunoassays for food pathogen detection. In 2007, the Company moved to a non-exclusive distribution agreement with DuPont Qualicon and began to add new distribution partners for this product line. The Company expanded its international distribution network for food safety pathogen products, adding and training a total of 15 independent distributors to sell the RapidChek® product line in high growth markets globally, including Southeast Asia, Europe and Latin America. The Company also took a much more aggressive role in marketing these methods. It is anticipated that the additional distributors and international expansions of promotion/sales of the products will increase revenues as they gain acceptability.

Competition

          Many of the Company’s potential competitors are large companies with substantially greater financial and other resources than the Company. To the extent that any such companies enter into one or more of the Company’s markets, the Company’s operations could be materially adversely affected. The Company anticipates increased competition as potential competitors perceive that the Company’s products have become commercially proven, or if the Company cannot maintain competitive differentiation.

          In the Ag/GMO market, the Company competes with several small, privately held companies (Agdia, Envirologix) that market very similar, if not identical products.

          In food pathogen testing, the Company is among the more recent entrants to the market and faces a broad base of competition. The worldwide market for pathogen tests is estimated to be between $850 million and $1 billion annually and as such has drawn many competitive products. The Company’s RapidChek® E. coli O157:H7, Salmonella and Listeria tests compete globally with numerous competitive rapid testing systems. Instrument-based tests are offered by bioMerieux SA and DuPont Qualicon among others. Competitive strip based tests are offered by Neogen Corp., BioControl Systems, Inc. and others. In addition, traditional lab culture methods offer indirect competition. The Company hopes to gain market share from competitive methods and with new users due to key product advantages such as speed of result, ease-of-use, accuracy and by providing overall cost savings.

          The Company believes there are no meaningful direct competitors for the Company’s Microtox® product line in the United States. In Europe and other parts of the world, the Company competes against Checklight, Ltd., an Israeli-based company, and one other instrument-based test method produced by Hach Lange, an affiliate of The Danaher Corporation, which has greater technical and marketing resources than the Company. The Company believes its products have a number of competitive advantages including the comprehensive screening for general toxicity and competes effectively on superior features and functions.

          With respect to the environmental contaminant test products, the Company currently receives the greatest competition from fixed site environmental laboratories and several small privately held companies. Traditional analytical methods for environmental contamination are often utilized for confirmation and closure of environmental sites. The Company believes it has detection products which are easy to use and which provide greater value in use than competitive offerings.

          In the antibody product category, the competitive landscape is rapidly changing as the Company continues to shift its emphasis to earlier activities in drug and biomarker discovery. The Company will increasingly compete with technology companies that offer products and services for the discovery and advancement of novel antibodies. The Company believes that its proprietary GAT™ platform coupled with its expertise in assay development provides differentiated access to the high value application markets it is targeting.

          The Company also competes in its traditional antibody markets with the internal capabilities of some of the Company’s large pharmaceutical, research and diagnostics customers. These customers often have significantly greater revenues than the Company. Generally these customers produce some products internally and purchase similar products from the Company.

          Competitors in the market as third party providers of custom, large scale antibody reagent production include Covance (public), Harlan (private), Lampire (private) and Scantibodies (private). Additionally, there are a number of smaller companies that offer competing products. In the custom research reagent market, the Company has identified 49 companies offering some form of traditional antibody production from customer-provided antigens. The Company believes that the scale of its operations and the breadth of its product lines, among other things, are significant competitive advantages against both large and small competitors. In the catalog antibody space, there are over 130 companies competing for this $1.35 billion market.

Markets and Products

          The Company sells products in the food safety, water quality and antibody market categories through its U.S. direct sales force, a network of over 50 distributors in Canada, Mexico, Latin America, Europe and Asia and the Company’s corporate partners.

Geographic and Customer Information

          The following table sets forth sales by geographic region:

	Year Ended December 31,
	2008	2007	2006

United States	$20,744	$21,154	$19,498
Rest of the world	6,915	6,053	6,024
Total	$27,659	$27,207	$25,522

          The Company’s basis for identifying sales by country is the ship-to location. There were no individual countries outside of the United States that represented more than 10% of the total revenues of the Company. There are no significant long-lived assets located outside the United States.

Regulatory Approvals

          Among other things, the Company is engaged in the development of antibody and immunoassay products for use in the medical and human healthcare fields. Its current products in this market are intended for “research use only.” Tests for bacterial food pathogens, mycotoxins, genetically engineered traits in plants and water treatment polymers are currently unregulated. However, agencies such as the Environmental Protection Agency (“EPA”), the FDA, and the FSIS are engaged in testing and, together with organizations like the AOAC, maintain compilations of official methods for use in testing in certain market segments. Some of these organizations also issue procedures and guidelines for validating new methods. Although not required, official methods adopted by these agencies sometimes have the commercial impact of regulations because the industry and the Company’s customers tend to follow the practices of regulatory agencies.

          The Company believes that the validation and acceptance of its products by regulatory agencies plays a significant role in market acceptance. EPA SW-846 is the compendium of test methods published by the EPA’s Office of Solid Waste listing those analytical methods that have been validated by the EPA for a stated purpose. The vast majority of the Company’s analytical methods for environmental soil sample analysts are listed in EPA SW-846. Many federal, state and local environmental programs often refer to and rely on EPA SW-846 methods for purposes of remediation and monitoring.

          The environmental legislation and regulations that the Company believes are most applicable to its current business are the Research Conservation and Recovery Act (“RCRA”), Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), Toxic Substances Control Act (“TSCA”), Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”) and the Pure Food and Drug Act. For analysis of water and wastewater, the Safe Drinking Water Act, the Clean Water Act and the National Pollution Discharge Elimination System (“NPDES”) permitting program acceptance under the Clean Water Act also will be significant to the Company’s business. As the utility of the Company’s Microtox® products continues to be widely recognized in drinking water security applications, regulations and mandates associated with Homeland Security programs may also have an impact on the Company’s business. Collectively, these programs regulate the management, disposal and clean-up of hazardous substances and protect the nation’s ground and surface water and drinking water supplies.

          The Company received ISO 9001:2000 certification in January 2009 for all five of its facilities from American Systems Registrar, an ANSI-ASQ National Accreditation Board (“ANAB”) Accredited International Registrar for the ISO 9001 standards. Recognized and respected worldwide, ISO 9001:2000 standards are put forth by the International Organization for Standardization (“ISO”). This certification demonstrates the Company’s commitment to excellence in product and service quality, and a continued focus on improving the customer experience.

          The Company has maintained AAALAC (Association for the Assessment and Accreditation of Laboratory Animal Care) accreditation at its Delaware facility since 1992 and at its Maine facility since 2000. The Company volunteers to participate in the AAALAC program in addition to complying with the local, state and federal laws that regulate animal research. In order to maintain these accreditations, the Company undergoes regular inspections and reviews. The Company also holds approval from the USDA, OLAW (Office of Laboratory Animal Welfare), and the NIH, further validating the stewardship of the Company in proper laboratory animal care.

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

          The key critical reagent manufacturing technologies are conjugation chemistries, antibody formulations, calibrator preparation, lateral flow strip production, microbiological and immunoassay processes. Reagent production processes include filling and dispensing liquids, subcomponent and finished goods assembly, in-process testing, quality control, packaging and shipping. The critical reagents and production assembly groups produce test kits in the Newark, Delaware laboratories. Biological materials are primarily developed and produced in-house; however, some reagents are licensed from third parties or purchased from commercial sources. A crucial step in the Company’s manufacturing process is the stabilization of the immunoreagents utilizing proprietary lyophilization techniques. In general, raw materials used by the Company in its products are obtainable from multiple sources. The Company purchases instruments and ancillary equipment from outside vendors. A number of the instruments sold by the Company were developed to be used exclusively with the Company’s products and are subject to specific supply agreements. The Company believes that the raw materials, instruments and equipment used in the manufacture of its products are sufficiently available for the Company’s current and foreseeable manufacturing needs.

          The Company manufactures its products in accordance with the FDA’s Good Manufacturing Practices guidelines and has implemented data-driven problem solving, measurement and statistical process controls to troubleshoot and continuously improve quality and output performance. Capital investment and equipment automation have reduced key parameter variation, improved production efficiencies and lowered manufacturing costs. The Company utilizes planning tools to control all elements of the supply chain and manufacturing processes, including raw material procurement, inventory management, capacity planning and production scheduling, work-in-process tracking, order processing and fulfillment, shipping and customer invoicing. The Company believes the existing facilities and equipment are sufficient to support a significantly larger production demand.

          The Company also supplies a wide array of custom antibody products and services to the in-vitro diagnostic, academic, pharmaceutical and medical research industries. Antibodies are developed and produced using animals or cell culture methods. Laboratories are maintained to prepare immunogens, perform chemical conjugations, purify antibodies, and perform a range of quality control procedures. The cell culture laboratories support the development of hybridomas and manufacture of monoclonal antibodies. The cell culture laboratories also provide services to enhance the productivity of cell lines, establish Master Cell Banks, and store cell lines in secure fail-safe cryogenic systems. In 2008, the Company increased the capacity to perform Hybridoma development projects to accommodate the increase in demand for these projects. Animal facilities house specific-pathogen-free animals that are tested routinely to assure they are maintained under the highest health standards. Current capacity utilization in antibody production is approximately 70%, and there is additional land and zoning clearance on the 64-acre site in Windham, Maine to double polyclonal operations.

          In 2005, the Company established a research and manufacturing center in Dallas, Texas. This facility is designed for gene building and protein chemistry. The GAT™ offering is supported by a robust high throughput operation that is initiated in Dallas and completed in either Maine or Delaware, depending upon the end product. A sophisticated electronic operations management system was established that links the operations seamlessly. Resulting products and information are managed by the Company’s MRP and LIMS systems.

Research and Development

          The Company engages in substantial research and development activities (R&D) involving development of products, services and technology platforms for its two primary markets, Life Sciences and Industrial BioDetection Kits. In the years ended December 31, 2008, 2007 and 2006, the Company incurred approximately $3.6 million, $2.9 million, and $2.6 million, respectively, in research and development expenditures. Research and development on the Company’s proprietary GAT™ product offering, bacteriophage technology, and food safety products accounted for 83% of the total R&D effort for the year ended December 31, 2008.

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

          In 2008, the Company developed over 1,000 novel antibodies using GAT™, focusing primarily on cancer protein biomarkers for inclusion in a web-based product catalog and development of test products for the Life Sciences market. Consistent with the vision of applying its core technology to the field of proteomics and biomarker discovery, the Company is developing multiplex immunoassays employing the novel antibodies developed using the GAT™ platform. In addition, the Company entered into agreements with the University of Delaware and the Helen F. Graham Cancer Center in October 2008 to use its genomic antibody platform to discover biomarkers of prostate cancer metastasis and colon cancer stem cells.

          In the food safety market, the Company completed the development of a new RapidChek® SELECT ™ product containing its proprietary bacteriophage technology for the detection of E. coli O157 in food. The product was successfully validated in the United States by the AOAC and is currently being validated by Association Française de Normalization in Europe. The use of bacteriophage to improve the specificity and sensitivity of testing methods is unique to the Company and the subject of a recently allowed U.S. patent and pending patent application worldwide.

          The Company also has patents pending for the use of bacteriophage to control the growth of harmful bacteria in large scale industrial fermentation production processes including corn-to-ethanol production. In August 2008, the Company tested the bacteriophage technology at pilot scale at the National Corn to Ethanol Research Center in Edwardsville, Illinois. The trial demonstrated the efficacy of the phage treatment and the Company is in the process of exploring commercialization opportunities for the technology.

          The Company’s research and development personnel are experts in many advanced research disciplines in life sciences including immunology, immunochemistry, molecular biology, protein chemistry, biochemistry, microbiology, and synthetic organic chemistry. In addition to the technical expertise resident within the research and development organization, the Company’s technical manufacturing organization is expert in large-scale cGMP production, bioprocessing, purification and quality control of antibodies and reagents. The Company’s core expertise is in antibody and immunoassay development and it is a major developer and producer of monoclonal antibodies.

          Research and development activities are focused on developing proprietary technology and products to expand the Company’s differentiated market position in Life Science and food safety markets. The Company is a recognized leader in the field of contract antibody and assay development services primarily for large pharmaceutical, biotech, diagnostic and chemical companies, and the development of rapid test kits in the food, water quality and agricultural sectors based on immunoassay technology. In addition, the Company has extensive expertise, facilities and equipment relating to the development and manufacture of one-step lateral flow tests.

          The Company’s research and development organization consists of approximately 11 individuals, eight of whom hold advanced academic degrees. In addition, approximately one-third of the Company’s employees are involved in technical job functions.

Proprietary Technology and Patents

          The Company’s products are based on the use of proprietary reagents, technology and test systems developed by Company scientists or acquired externally. Accordingly, the Company has implemented a number of procedures to safeguard the proprietary nature of its technology. The Company requires its employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting relationship with the Company and all employees are required to assign to the Company all rights to any inventions made during their employment or relating to the Company’s activities. Additionally, the Company seeks to protect its technology and processes through the patent process. The Company currently holds 26 issued U.S. patents, as well as three U.S. patents licensed for exclusive use by the Company. One U.S. patent application regarding the use of bacteriophage as selective agents is pending.

          There can be no assurance that the Company’s patent applications will result in the issuance of any patent or that any patents issued to the Company would provide protection that is sufficiently broad to protect the Company’s technology and products. In addition, the Company cannot be certain that it was the first creator of inventions covered by pending patent applications or that it was the first to file patent applications for such inventions. In addition to seeking patent protection for the Company’s proprietary information, the Company also relies upon trade secrets, know-how and continuing technical innovation to maintain competitiveness for its products and services. The Company has developed a number of proprietary technologies which it has chosen not to patent, including immunization protocols, DNA and plasmid constructs, stabilization systems for reagents, chemical syntheses, and strategies relating to antibody development.

U.S. Patent	Title
5,426,035	Method for compensating toxicity test data for the measured toxicity of a reference sample
5,427,955	Photochemical determination of organic compounds (license)
5,429,952	Marking of products to establish identity and source (license)
5,449,611	Polyaromatic hydrocarbon (PAH) immunoassay method, its components and a kit for use in performing the same
5,541,079	Monoclonal and polyclonal antibodies and test method for determination of organophosphates (license)
5,547,877	Methods for the rapid detection of toxic halogenated hydrocarbons and kits useful in performing the same
5,593,850	Monitoring of industrial water quality using monoclonal antibodies to polymers
5,618,681	Polyaromatic hydrocarbon (PAH) immunoassay method, its components and a kit for use in performing the same
5,679,574	Quantitative test for oils, crude oil, hydrocarbon, or other contaminants in soil and a kit for performing the same
5,691,148	A petroleum immunoassay method, its components and a kit for performing the same
5,780,250	Immunoassay standards for polyaromatic hydrocarbon detection
5,834,222	Polychlorinated Biphenyls (PCB) immunoassay method
5,858,692	PCB immunoassay
5,874,216	Indirect label assay device for detecting small molecules and method of use thereof
5,891,657	Immunoassay standards for volatile analytes with benzene rings
5,919,645	Method for the direct determination of the toxicity of particulate solids
6,096,563	Dual particle immunoassay method & kit
6,146,903	Method for determination of water treatment polymers
6,190,922	Substrate supported liquid extraction
6,376,195	Indirect label assay device for detecting small molecules and method of use thereof
6,420,530	Determination method
6,524,810	Method of making bioluminescent assay reagent based on non-viable E. coli
6,663,833	Integrated Assay Device and Methods of Production and Use
6,750,328	Antibodies for detection of water treatment polymers
6,911,534	Method for determination of water treatment polymers
7,189,520	Compositions and methods for detecting animal byproduct in feed
7,214,505	Cell-based assay for the detection of toxic analytes
7,241,626	Isolation and confirmation of analytes from test devices
Allowed	Bacteriophages as Selective Agents

Employees

          As of December 31, 2008, the Company employed 166 full time and three part time employees. The workforce was supplemented by six agency-provided contractors. All of the Company’s employees have executed agreements with the Company agreeing not to disclose the Company’s proprietary information and assigning to the Company all rights to inventions made during their employment. Key personnel have signed agreements prohibiting them from competing with the Company. None of the Company’s employees are covered by collective bargaining agreements. The Company believes that its relations with its employees are good.

Organizational History

          Strategic Diagnostics Inc. is a Delaware corporation formed in 1990.

Item 1A. Risk Factors

          The following is a discussion of certain significant risk factors that could have an adverse impact on our financial condition, performance and prospects.

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

          Significant competitive factors include:

●	timing and scope of regulatory approval;

●	product availability;

●	awareness and acceptance of our products and their application;

●	channels to market;

●	marketing and sales capabilities;

●	product attributes relative to their cost;

●	price; and

●	exclusivity, through patent protection or otherwise.

The Company may have future capital needs and may not be able to obtain additional financing on acceptable terms.

          As a result of market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets. Concern about the general stability of the markets has led many lenders and institutional investors to reduce, and in some cases, cease to provide, funding to borrowers. Our ability to utilize our current credit facility and to secure additional financing, as necessary, and to satisfy our financial obligations under indebtedness outstanding from time to time, will depend upon our future operating performance, which is subject to then prevailing general economic and credit market conditions, including the availability of credit generally, and financial, business and other factors, many of which are beyond our control. The prolonged continuation or worsening of current credit market conditions would have a material adverse effect on our ability to secure financing on favorable terms, if at all.

          We may be unable to secure additional financing or financing on favorable terms or our operating cash flow may be insufficient to satisfy our financial obligations under indebtedness outstanding from time to time (if any). Furthermore, if financing is not available when needed, or is not available on favorable terms, we may be unable to develop new or enhance our existing products or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

The current U.S. and global economic crisis may have a significant adverse effect on our business.

          With the recent and significant deterioration of economic conditions in the United States and elsewhere, there has been considerable pressure on demand for the products of many businesses, and the resulting impact on spending has had and may continue to have a material adverse effect on the demand for our products. This decline in demand may have a significant adverse effect on our business.

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

          Generally, at this time, our test kits do not require pre-market approval by the FDA or any other regulatory agency. However, agencies such as the EPA, FDA and the FSIS are engaged in testing environmental samples and, together with the AOAC, maintain compilations of official methods for use in testing for environmental contaminants in certain market segments, along with procedures and guidelines for validating new methods. The failure of these programs to accept the Company’s products could have an adverse impact on our business. The environmental legislation and regulations that the Company believes are most applicable to its current business are RCRA, CERCLA, TSCA, FIFRA and the Pure Food and Drug Act. For analysis of water and wastewater, the Safe Drinking Water Act, the Clean Water Act and the NPDES permitting program under the Clean Water Act also will be significant to the Company’s business. As the utility of the Company’s Microtox® products continues to be widely recognized in drinking water security applications, regulations and mandates associated with Homeland Security programs may also have an impact on our business.

          Although our products may not be regulated, the industry segments into which products are sold may be regulated, and demand for our products may be driven by these regulations or the lack thereof. These regulations vary from country to country. The regulatory environments in which we compete could change dramatically, which may require us to incur significant costs in obtaining or maintaining regulatory approvals. If we do not obtain or maintain regulatory approvals to enable us to market our products in the United States or elsewhere, or if the approvals are subject to significant restrictions, the demand for our products may be negatively impacted.

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

          Our success depends on our continued ability to attract, retain and motivate highly qualified personnel, including our current executive officers and other key employees. If such executive officers or other key employees were to leave and we were unable to obtain adequate replacements, operating results could be adversely affected. In addition, the Company’s growth depends on its ability to attract, retain and motivate skilled employees, and on the ability of its officers and key employees to manage growth successfully.

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

          The testing and marketing of our products gives rise to an inherent risk of product liability. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or cease commercialization of our products. We currently carry product liability insurance at a level we believe is commercially reasonable, although there is no assurance that it will be adequate to cover claims that may arise. In certain customer contracts we indemnify third parties for certain product liability claims related to our products. These indemnification obligations may cause us to pay significant sums of money for claims that are covered by these indemnification obligations.

If we do not produce future taxable income, our ability to realize the benefits of our net operating loss carryforwards could be significantly reduced.

          As of December 31, 2008, the Company had U.S. federal net operating loss carryforwards, including those acquired in the Company’s past acquisitions, of approximately $15.2 million, which, if not utilized, begin to expire as follows:

Year	NOL (in thousands)

2010	$4,478
2017	760
2018	1,327
2019	550
2020	66
2021	56
2022	2,268
2024	2,033
2025	3
2026	1
2027	1
2028	3,638
Total	$15,181

          The Tax Reform Act of 1986 (the “Act”) limits the annual use of net operating loss and income tax credit carryforwards (after certain ownership changes, as defined by the Act). The application of these limits could significantly restrict our ability to utilize carryforwards. Certain of our total net operating loss carryforwards from 2001 and prior years are subject to limitations on their annual use since a cumulative change in ownership of more than 50% has occurred within a three year period with respect to those net operating loss carryforwards. The Company is currently evaluating recent changes in ownership. If it is determined that an ownership change of more than 50% within a three year period did occur, as determined pursuant to the Internal Revenue Code and Regulations, substantially all of the net operating loss carryforwards and income tax credit carryforwards could be subject to annual limitations on usage. Because U.S. tax laws limit the time period during which these carryforwards may be applied against future taxable income, we may not be able to take full advantage of these attributes for federal and state income tax purposes due to the annual limitation usage.

          Based on the best information available to us today, we may not have sufficient future taxable income to utilize the net operating loss carryforwards and income tax credit carryforwards prior to their expiration, and we have established a full valuation allowance against these net operating loss and income tax credit carryforwards for financial reporting purposes.

Our results of operations may fluctuate, which could cause volatility in our stock price.

          Our results of operations may fluctuate significantly in the future as a result of a number of factors, many of which are outside of our control. These factors include, but are not limited to:

●	unanticipated events associated with regulatory changes;

●	general economic conditions;

●	acceptance of our products;

●	the success of products competitive with ours;

●	expenses associated with development and protection of intellectual property matters;

●	establishing or maintaining commercial scale manufacturing capabilities;

●	the timing of expenses related to commercialization of new products;

●	seasonality; and

●	the timing and success in building our distribution channels.

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

          Customers outside of the United States accounted for 25% and 22% of our revenues for the years ended December 31, 2008 and 2007, respectively. The majority of our sales transactions are in U.S. dollars, however, we received payments in British pounds sterling for approximately $3.0 million in sales from our foreign subsidiary.

          The international nature of our business subjects us and our representatives, agents and distributors to the laws and regulations of the jurisdictions in which they operate, and in which our products are sold. The types of risks that we face in international operations include, but are not limited to:

●	the imposition of governmental controls;

●	logistical difficulties in managing international operations; and

●	fluctuations in foreign currency exchange rates.

Our international sales and operations may be limited or disrupted if we cannot successfully meet the challenges of operating internationally.

Certain of our shareholders are able to significantly influence proposals for a change in control or other matters requiring a shareholder vote.

          Directly, or through entities that they control, members of our Board of Directors as of December 31, 2008 controlled approximately 29% of our common stock. Through entities that he controls, Steven R. Becker, who joined our Board effective March 12, 2008, controlled approximately 10.9% of our outstanding common stock as of December 31, 2008. Due to this concentration of ownership, members of our Board, acting together or, in some cases, individually, can substantially influence all matters requiring a stockholder vote, including, without limitation:

●	the election of directors;

●	the amendment of our organizational documents; or

●	the approval of a merger, sale of assets, or other major corporate transaction.

Provisions in our organizational documents could prevent or frustrate attempts by stockholders to replace our current management.

          Our certificate of incorporation and our bylaws contain provisions that could make it more difficult for a third party to acquire us without the consent of our Board. Our certificate of incorporation provides for a staggered board and removal of directors only for cause. Accordingly, stockholders may elect only a portion of our board at any annual meeting, which may have the effect of delaying or preventing changes in management. In addition, under our certificate of incorporation, our Board of Directors may issue additional shares of preferred stock and determine the terms of those shares of stock without any further action by our stockholders. Our issuance of additional preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock and thereby effect a change in the composition of our Board of Directors. Our bylaws require advance notice of stockholder proposals and director nominations and permit only our President or a majority of the Board of Directors to call a special stockholder meeting. These provisions may have the effect of preventing or hindering attempts by our stockholders to replace our current management. In addition, our certificate of incorporation contains provisions that limit our ability to engage in a business combination with any holder of 15% or more of our capital stock unless, among other possibilities, the Board of Directors approves the transaction. These provisions may have the effect of preventing or hindering a change of control of our company.

Our stock has generally had low trading volume, and its public trading price has been volatile.

          During the year ended December 31, 2008, the price of our common stock fluctuated between $0.71 and $5.42 per share, with an average daily trading volume for the year of approximately 36,000 shares. The market may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies.

Our common stock may be delisted from the NASDAQ Global Market, which could negatively impact the price of our common stock and our ability to access the capital markets.

         Our common stock is listed on the NASDAQ Global Market. The listing standards of the NASDAQ Global Market state, among other things, that a company may be delisted if the bid price drops below $1.00 for a period of 30 consecutive business days. This bid price listing standard has recently been suspended until April 2009. The bid price for our stock has been below $1.00 since November 2008. If we fail to comply with the listing standards applicable to issuers listed on the NASDAQ Global Market, including the bid price standard after April 20, 2009, our common stock may be delisted from the NASDAQ Global Market. The delisting of our common stock would significantly affect the ability of investors to trade our securities and would significantly negatively affect the value and liquidity of our common stock. In addition, the delisting of our common stock could materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from the NASDAQ Global Market could also have other negative results, including the potential loss of confidence by our suppliers, customers and employees, the loss of institutional investor interest, and fewer business development opportunities.

Item 1B. Unresolved Staff Comments

          None.

Item 2. Properties

          The Company is headquartered in Newark, Delaware, and occupies approximately 29,000 square feet of space under an operating lease expiring in December 2010. The Company also leases approximately 26,000 square feet of manufacturing and research space in Newark, Delaware, under an operating lease expiring in December 2010. The Company owns and occupies approximately 75,000 square feet of manufacturing, research and animal facility space and approximately 64 acres of farmland in Windham, Maine. The Company leases approximately 1,900 square feet of manufacturing and research space in Dallas, Texas under an operating lease expiring in January 2010. The Company leases regional sales offices near London, England expiring in June 2011. The Company believes that its equipment and facilities are adequate for its present purposes.

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

Item 4. Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          The Company’s common stock is traded on The NASDAQ Global Market under the symbol “SDIX.” Set forth below are the quarterly high and low bid prices for the shares of common stock of the Company as reported by The NASDAQ Global Market without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

	Common Stock Price Range
Fiscal Year Ended	High	Low
December 31, 2008:
Fourth Quarter	$2.45	$0.71
Third Quarter	3.70	1.62
Second Quarter	4.26	3.26
First Quarter	5.42	3.48

December 31, 2007:
Fourth Quarter	$6.46	$4.72
Third Quarter	5.10	3.92
Second Quarter	5.40	4.11
First Quarter	5.13	3.35

          On March 16, 2009, there were approximately 28,000 holders (356 holders of record) of the common stock of the Company. The Company has never paid any cash dividends on its common stock and pursuant to the Company’s financing agreement with PNC Bank, Delaware, the Company’s commercial bank, no dividends or distributions may be paid on account of its common stock.

          The following table provides information relating to the Company’s repurchases of common stock during the fourth quarter of 2008.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

October 1 - October 31	—	—	—	—
November 1 - November 30	406,627	1.34	406,627	2,444,877
December 1 - December 31	—	—	—	—
Total	406,627	$1.34	406,627	$2,444,877

Stock Performance Graph

          The following line graph compares for the fiscal years ended December 31, 2003 through 2008 (i) the yearly cumulative total shareholder return on the common stock with (ii) the cumulative total return of the NASDAQ Composite Index and with (iii) a Peer Group Index consisting of NASDAQ Medical Equipment Stocks.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Strategic Diagnostics Inc., The NASDAQ Composite Index
and The NASDAQ Medical Equipment Index

*$100 invested on 12/31/03 in stock & index-including reinvestment of dividends.
Fiscal year ending December 31.

COMPARISON OF CUMULATIVE TOTAL RETURN

Strategic Diagnostics Inc., NASDAQ Composite Index and NASDAQ Medical Equipment Peer Group Indices

	12/03	12/04	12/05	12/06	12/07	12/08

Strategic Diagnostics Inc.	100.00	74.47	77.45	80.43	114.47	18.94
NASDAQ Composite	100.00	110.08	112.88	126.51	138.13	80.47
NASDAQ Medical Equipment	100.00	120.01	136.96	142.08	181.26	99.84

Item 6. Selected Financial Data

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except share and per share data)
Revenues:
Total revenues	$27,659	$27,207	$25,522	$24,845	$23,705
Operating expenses:
Manufacturing	13,091	10,766	11,715	11,416	10,779
Research and development	3,576	2,938	2,630	3,034	2,157
Selling, general and administrative	14,425	11,990	10,555	9,722	9,211
Goodwill impairment	4,150	—	—	—	—
(Gain) loss on disposal of assets	(17)	110	42	—	—
Total operating expenses	35,225	25,804	24,942	24,172	22,147

Operating income (loss)	(7,566)	1,403	580	673	1,558

Interest income, net	157	433	386	207	53

Income (loss) before taxes	(7,409)	1,836	966	880	1,611

Income tax expense	8,386	976	282	296	232

Net income (loss)	$(15,795)	$860	$684	$584	$1,379

Basic net income (loss) per share	$(0.78)	$0.04	$0.03	$0.03	$0.07
Shares used in computing basic net income (loss) per share	20,312,707	20,325,285	20,031,833	19,741,223	19,242,172

Diluted net income (loss) per share	$(0.78)	$0.04	$0.03	$0.03	$0.07
Shares used in computing diluted net income (loss) per share	20,312,707	20,562,645	20,108,688	19,868,956	19,493,752

	December 31,
	2008	2007	2006	2005	2004

BALANCE SHEET DATA:
Cash and cash equivalents	$9,980	$12,988	$10,892	$10,009	$8,096

Working capital	14,233	19,973	16,731	15,552	13,525

Total assets	25,521	41,949	37,953	36,661	34,873

Long-term debt	—	1,640	351	562	773
Stockholders’ equity	21,248	37,128	35,262	33,778	31,766

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

Overview

          SDI is a biotechnology company with a core mission of developing, commercializing and marketing innovative and proprietary products, services and solutions that preserve and enhance the quality of human health and wellness.

          The Company believes that its competitive position has been enhanced through the combination of talent, technology and resources resulting from the business development activities it has pursued since its inception. The Company has achieved meaningful economies of scale for the products it offers through the utilization of its consolidated facilities in Newark, Delaware for the manufacture of test kits and antibodies, and its facilities located in Windham, Maine and Dallas, Texas for the manufacture of antibodies.

          The Company believes that by applying its core competency of creating custom antibodies to assay development, it produces sophisticated diagnostic testing and reagent systems that are responsive to customer diagnostic and information needs. Customers benefit from a quantifiable “return on investment” by reducing time, labor and/or material costs associated with applications for which the Company’s products are used. In addition, the Company believes its tests provide high levels of accuracy, reliability and actionability of essential test results as compared to alternative products. The Company is focused on sustaining this competitive advantage by leveraging its expertise in immunology, proteomics, bio-luminescence and other bio-reactive technologies to continue its successful customer-focused research and development efforts. The Company believes that an established product base, quality manufacturing expertise, experienced sales and marketing organization, established network of distributors, corporate partner relationships and proven research and development expertise will be critical elements of its potential future success.

          In 2008, the Company continued the transition from a fragmented product offering and marketing strategy to becoming a focused organization, with proven, proprietary technologies tied directly to its customers’ needs. The transition is most evident in the Genomic Antibody Technology™ (GAT™) initiative and food pathogen detection products, where the Company believes significant progress is being made.

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

          The Company believes it is making progress in most of its business efforts. As the deployment of new initiatives is accelerated, building on the Company’s leadership position in food pathogens and expanding its strong positioning in the emerging area of genomic antibodies, the Company anticipates that the revenue lost to market changes in its legacy businesses will be replaced and the Company will develop a stronger, more predictable revenue base.

          The Company expects the GAT™ and food pathogen products to be its primary growth drivers in the future, and that the Company’s competencies and competitive positions in these two areas are strong.

Results of Operations

Year ended December 31, 2008 versus year ended December 31, 2007

Revenues

          Revenues for the year ended December 31, 2008 increased 2% to $27.7 million, compared to $27.2 million for 2007. The following table sets out revenues by product category:

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2008	2007
	(in thousands, except percentages)
Antibody	$13,821	$14,281	$(460)	(3.2%)
Food safety	8,424	7,671	753	9.8%
Water quality	5,210	5,099	111	2.2%
Contract revenue	204	156	48	30.8%
Revenues	$27,659	$27,207	$452	1.7%

Antibody Products

          Antibody revenues decreased 3% to $13.8 million in the year ended December 31, 2008, compared to $14.3 million for 2007. Revenues from the Company’s GAT™ platform grew by 155% to $1.4 million. This increase is primarily attributable to continued adoption by our clients of the Company’s GAT™ platform. This increase was offset by declines in bulk antibody sales of 19% to $3.1 million, custom monoclonal antibodies of approximately 16% to $2.7 million, and a decline in custom polyclonal antibodies of  9% to $5.6 million. These decreases are primarily attributable to decreased orders by customers that had previously accumulated excess inventories.

Food Safety Products

          For the year ended December 31, 2008, food safety revenues were $8.4 million, compared to $7.7 million for 2007, an increase of 10%. Sales of tests for food pathogens increased 20%, to $5.5 million in 2008, from $4.6 million in 2007, as the Company continues to see increasing acceptance of its line of products to detect pathogens in food. Ag/GMO revenues declined 6%, to $2.9 million in 2008 from $3.1 million in 2007, due to a shrinking marketplace for products that detect genetic traits in grain and seed.

Water Quality Products

          Water quality products revenue increased by 2% to $5.2 million for the year ended December 31, 2008, compared to $5.1 million for the year ended December 31, 2007. This increase was primarily the result of increased water quality equipment sales to China.

Other Areas

          Gross profit, defined as revenue less manufacturing costs, for the year ended December 31, 2008 was $14.6 million, as compared to $16.4 million for 2007. The gross margin percentage in 2008 was 53%, compared to 60% for the year ended December 31, 2007. This decrease in margin was primarily the result of underutilized capacity in the antibody product category and increased write-offs of obsolete inventory in both the food safety (specifically Ag/GMO) and antibody product categories.

          For the year ended December 31, 2008, operating expenses increased 37% to $35.2 million, compared to $25.8 million for 2007. This increase is primarily due to approximately $4.2 million of expense related to goodwill impairment and an increase of approximately $2.4 million in selling, general and administrative costs.

           For the year ended December 31, 2008, research and development spending was $3.6 million, compared to $2.9 million for 2007. This increase was primarily due to increased spending and effort on development of the Company’s proprietary antibodies, which are produced by the Company’s GAT™ platform and are being sold through the Company’s antibody catalog, and increased spending and effort on development of the Company’s proprietary phage technology for use in the production of ethanol.

          During the fourth quarter of 2008, the Company performed the annual goodwill impairment analysis and recorded a non-cash goodwill impairment charge of $4.2 million. Refer to Note 3 of the Notes to the Consolidated Financial Statements for further information.

          Selling, general and administrative expenses were $14.4 million for the year ended December 31, 2008, compared to $12.0 million for 2007. The 20% increase is primarily attributable to severance costs for the Company’s former CEO, recruiting costs associated with management and personnel changes that were initiated during 2008 and continued expansion of its sales and marketing efforts.

Interest income, net

          The Company recorded net interest income of $157,000 during 2008 compared to net interest income of $433,000 during 2007. This decrease is primarily due to increased debt and related interest expense on our $2 million term loan executed in August 2007, and decreased interest rates received on lower levels of invested cash balances.

Income taxes

          The Company recorded income tax expense of $8.4 million in 2008, which includes a $10.7 million increase in the valuation allowance recorded against net deferred tax assets of approximately $12.5 million. The valuation allowance was recorded primarily due to being in a cumulative three year pre-tax loss position as of December 31, 2008 and uncertainty in overall economic conditions, which may not allow the Company to realize the net deferred tax assets prior to their expiration. These non-cash charges do not impact the Company’s ongoing business operations. In 2007, the Company recorded income tax expense of $976,000, representing an effective tax rate of 53%.

Net Income (loss)

          Net loss for the year ended December 31, 2008 was $15.8 million, or $0.78 per diluted share, compared to net income of $860,000, or $0.04 per diluted share for 2007. Diluted shares totaling 20.3 million and 20.6 million were used in the computations for 2008 and 2007, respectively.

Year ended December 31, 2007 versus year ended December 31, 2006

Revenues

          Revenues for the year ended December 31, 2007 increased 7% to $27.2 million, compared to $25.5 million for 2006. The following table sets out revenues by product category:

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2007	2006
	(in thousands, except percentages)
Antibody	$14,281	$11,104	$3,177	28.6%
Food safety	7,671	9,215	(1,544)	-16.8%
Water quality	5,099	5,203	(104)	-2.0%
Contract revenue	156	—	156	100.0%
Net revenues	$27,207	$25,522	$1,685	6.6%

Antibody Products

          Antibody revenues increased 29% to $14.3 million in the year ended December 31, 2007, compared to $11.1 million for 2006, as the Company’s GAT™ platform continued to expand.

Food Safety Products

          For the year ended December 31, 2007, food safety revenues were $7.7 million, compared to $9.2 million for 2006, a decline of 17%.

          Sales of tests for food pathogens grew 24%, to $4.6 million from $3.7 million, when comparing the years ended December 31, 2007 and December 31, 2006 as the Company continued to gain traction with its RapidChek® line of food pathogen tests.

          Ag/GMO revenues declined 43%, to $3.1 million from $5.4 million, when comparing the years ended December 31, 2007 and December 31, 2006 due to a shrinking marketplace.

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

          For the year ended December 31, 2007, research and development spending was $2.9 million, compared to $2.6 million for 2006.

          Selling, general and administrative expenses were $12.0 million for the year ended December 31, 2007, compared to $10.6 million for 2006. This 13% increase is primarily attributable to marketing efforts to launch the GAT™ products and the antibody catalog, as well as costs associated with regulatory compliance.

Interest, net

          The Company recorded net interest income of $433,000 during 2007 compared to net interest income of $386,000 during 2006. This increase is primarily due to increased interest rates year over year and an increase in invested cash balances.

Income taxes

          The Company’s effective tax rate of 53.2% for 2007 reflects the federal statutory rate of 34.0%, state income taxes net of U.S. federal benefit of 4.4%, increases in our provision for uncertain tax positions of 10.4%, differences resulting from our provision to tax return reconciliation of 6.2% and other changes of 4.9%. These increases were offset by research and development credits of 6.7%. This compares to the 29.2% effective tax rate recorded for 2006. This increase is primarily due to an increase in the provision for uncertain tax positions of 10.4%, and a decrease in the credit for research and development of 7.9%.

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

          The following is a summary of selected cash flow information:

	Year Ended December 31,
	2008	2007
	(in thousands)

Net cash provided by (used in) operating activities	$(749)	$2,302
Net cash used in investing activities	(895)	(2,482)
Net cash provided by (used in) financing activities	(1,082)	2,262
Effect of exchange rate changes on cash	(282)	14
Net increase (decrease) in cash and cash equivalents	$(3,008)	$2,096

          Net cash used in operating activities of $749,000 and net cash provided by operating activities of $2.3 million for 2008 and 2007, respectively, was primarily the result of a negative EBITDA for the year ended December 31, 2008 of $2.0 million and positive EBITDA of $2.6 million for the year ended December 31, 2007. See “Non-GAAP Financial Measures” below.

          Net cash used in investing activities for 2008 was $895,000 compared to $2.5 million for 2007. These cash outflows were primarily the result of capital purchases which totaled $929,000 in 2008 versus $2.5 million in 2007. The capital expenditures in 2008 were primarily related to the purchase of lab and manufacturing equipment. The capital expenditures in 2007 were primarily related to the Company’s expansion in Maine.

          Net cash used in financing activities was $1.1 million for 2008, primarily related to $593,000 in debt repayments and $555,000 for the purchase of treasury stock. In 2007, net cash provided by financing activities was $2.3 million, primarily the result of a $2 million term loan and $537,000 from the exercise of stock options.

          The Company’s working capital (current assets less current liabilities) decreased $5.8 million to $14.2 million at December 31, 2008 from $20.0 million at December 31, 2007, primarily due to the $3.0 million decrease in cash and cash equivalents in 2008 and the reclassification of outstanding debt balances to current liabilities. Outstanding debt decreased to $1.7 million at December 31, 2008 from $2.3 million at December 31, 2007 due to scheduled debt payments.

          On May 5, 2000, the Company entered into a financing agreement with a commercial bank which was amended on October 1, 2008 (the “Credit Agreement”). The Credit Agreement provides for up to a $5 million revolving line of credit, none of which was outstanding and all of which was available at December 31, 2008. The revolving line of credit bears a variable interest rate of between 150 basis points and 250 basis points over the one month London Interbank Offered Rate (“LIBOR”) rate depending upon the ratio of the Company’s funded debt to EBITDA. The Company’s effective rate of interest on this line of credit, taking into account the variable interest rate and LIBOR, was 2.94% at December 31, 2008.

          On December 13, 2001, the Company received a term loan under the Credit Agreement to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $1.5 million in financing, $158,000 of which was outstanding at December 31, 2008, and is repayable over seven years, with principal payments that began on October 1, 2002. The loan bears a variable interest rate of 100 basis points less than the current Prime Interest Rate. Payments are due monthly, with equal amortization of principal payments plus interest. The Company’s effective rate of interest on this loan at December 31, 2008 was 2.25%.

          On August 21, 2007, the Company received a term loan under the Credit Agreement to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $2 million in financing, $1.5 million of which was outstanding at December 31, 2008, and is repayable over five years, with principal payments that began on October 1, 2007. The loan bears a fixed interest rate of 5.96% with equal amortization of principal payments plus interest.

          Under the Credit Agreement, the Company is required to meet certain quarterly financial covenants that include a ratio of EBITDA to current maturities of debt plus interest and cash paid for taxes greater than 1.50, a ratio of funded debt to EBITDA not to exceed 3.25 and a requirement of liquid assets (cash and cash equivalents) to be greater than or equal to $2.5 million at all times.

          The Company did not meet its financial covenants with respect to its indebtedness at December 31, 2008 and does not expect that it will be able to meet all of its financial covenants under the Credit Agreement for the next 12 months. The Company received a waiver of the financial covenants relating to the above financing from its commercial bank as of December 31, 2008 and expects it will continue to receive waivers of the financial covenants until such covenants are amended.

          As of December 31, 2008, the Company has classified the balance of its long-term obligations under the Credit Agreement of $1.1 million as current debt in the consolidated balance sheet as the Company believes it is probable that there will be a violation of the same covenants within the next 12 months if the covenant terms are not amended. If the Company is unable to obtain a waiver of future debt covenant violations, the Company will be unable to draw upon its line of credit until such violations are cured. As of December 31, 2008, the Company is not required to repay these long-term debt obligations within 12 months and expects to amend the Credit Agreement before December 31, 2009 to allow the Company to meet its financial covenants and reclassify these long-term obligations from current to non-current in the consolidated balance sheet.

          As of December 31, 2008, the outstanding balance on all of the Company’s commercial bank debt was $1.7 million. This indebtedness is secured by substantially all of the Company’s assets.

          For the year ended December 31, 2008, the Company satisfied all of its cash requirements from cash and cash equivalents on-hand. At December 31, 2008, the Company had $1.7 million in debt and stockholders’ equity of $21.2 million.

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

          Non-GAAP Financial Measures

          The Company presents an Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) measure as the Company believes this provides investors and the Company’s management with additional information to measure the Company’s liquidity. EBITDA measures are not a measure of performance under GAAP, and therefore, should not be considered in isolation or as a substitute for net income or cash flows from operations. Additionally, the Company’s EBITDA calculations may differ from the EBITDA calculations for other companies.

          The calculation of the Company’s EBITDA measure (as discussed above), and the reconciliation of the Company’s EBITDA measure to net cash provided by operating activities for the years ended December 31, 2008 and 2007, respectively, is as follows (amounts in thousands):

	Year Ended December 31,
	2008	2007
	(in thousands)
Net cash provided by (used in) operating activities	$(749)	$2,302
Changes in assets and liabilities:
Receivables	(11)	432
Inventories	(314)	1,026
Other current assets	13	29
Other assets	100	14
Accounts payable	(122)	(32)
Accrued expenses	(1)	(411)
Deferred revenue	(59)	128
Other non-current liabilities	130	(130)
Net change in deferred income tax	(8,566)	(769)
Income tax provision	8,386	976
Gain (loss) on disposal of fixed assets	17	(93)
Stock compensation expense	(682)	(430)
Interest income, net	(157)	(433)
EBITDA	$(2,015)	$2,609

Off-Balance Sheet Arrangements

          As of December 31, 2008, the Company did not have any off-balance sheet arrangements as defined in Item 304(a) (4) (ii) of Regulation S-K.

Contractual Obligations

          The Company is committed to making cash payments in the future on two types of contracts: its long-term indebtedness and leases. The Company has no off-balance sheet debt or other such unrecorded obligations. Below is a schedule of the future payments that the Company was obligated to make based on agreements in place as of December 31, 2008.

	Payments Due by Year

	2009	2010	2011	2012	2013	2014 and Beyond	Total
	(in thousands)

Long-term debt (1)	$558	400	400	300	—	—	1,658
Operating leases (2)	$1,096	1,077	320	310	280	817	3,900
Total contractual
cash obligations	$1,654	1,477	720	610	280	817	5,558

(1)	See discussion in Note 5 of the Notes to the Consolidated Financial Statements for additional information on long-term debt.

(2)	See discussion of operating leases in Note 9 of the Notes to the Consolidated Financial Statements.

Critical Accounting Policies

          The Company’s accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements. The Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles, which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, deferred taxes, long-lived assets and stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. The Company considers the following policies to be most critical in understanding the judgments that are involved in preparing the Consolidated Financial Statements and the uncertainties that could impact the consolidated results of operations, financial condition and cash flows.

          Valuation of Accounts Receivable – Accounts receivable as of December 31, 2008 and December 31, 2007, were net of an allowance for doubtful accounts of $70,000 and $82,000, respectively. The recorded allowance is continually evaluated based on current market conditions, an analysis of customer-specific facts and circumstances, and the size and composition of the overall portfolio. The current state of the economy could cause longer sales cycles resulting in increased risk that outstanding balances could become uncollectible. If receivables are in dispute with the customer or otherwise deemed uncollectible, the corresponding amounts are written off and are charged against the allowance.

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

          Deferred Taxes – In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. In making their assessment, management considers positive evidence, negative evidence, and possible tax planning strategies that could be implemented. Management also considers the future reversal of existing taxable temporary differences, recent earnings history, history of or potential for tax attributes such as net operating losses to expire and the ability to project future taxable income. The Company’s history of cumulative pre-tax losses over the most recent three year period, including 2008, is a significant piece of negative evidence that is difficult to overcome. In light of this negative evidence, coupled with the current economic conditions, management has concluded that it is more likely than not that the Company will not realize the benefits of these tax deductible differences and has established a full valuation allowance offsetting its U.S. federal and state net deferred tax assets at December 31, 2008.

          At December 31, 2008, the Company had approximately $4.4 million of net operating loss carryforwards for tax purposes, which have no expiration and which correspond to a $1.24 million deferred tax asset, related to operations in the United Kingdom (“UK”). Management considered positive and negative indicators in concluding that a substantial valuation allowance of approximately $1.17 million was necessary for the foreign deferred tax assets of $1.24 million. The positive indicators include the contribution to income before taxes by the foreign operations in the UK for 2008, 2007 and 2006, and the expected income before taxes in the UK for 2009 and 2010. The negative indicators include a history of substantial net operating losses in the UK, the lack of income before taxes until 2004 and limitations with regard to estimating income in the UK beyond 2010 resulting from a year-to-year evaluation of the future need for a UK subsidiary.

          As of December 31, 2008, the Company had U.S. federal net operating loss carryforwards, of $15.2 million, including those of acquired companies, which begin to expire as follows:

NOL
(in
Year	thousands)

2010	$4,478
2017	760
2018	1,327
2019	550
2020	66
2021	56
2022	2,268
2024	2,033
2025	3
2026	1
2027	1
2028	3,638
Total	$15,181

          Revenue Recognition — Revenues composed of sales of immunoassay-based test kits and certain antibodies and immunochemical reagents are recognized upon the shipment of the product and transfer of title or when related services are provided. Revenues associated with such products or services are recognized when persuasive evidence of an order exists, shipment of product has occurred or services have been provided, the price is fixed or determinable and, collectability is reasonably assured. Management is required to make judgments based on actual experience about whether or not collectability is reasonably assured.

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

          Valuation of Goodwill and Long-Lived Assets — Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds an asset’s fair value.

          The Company reported goodwill of $4.2 million at December 31, 2007. The Company tests goodwill annually in a two-step approach. The first step is the comparison of the carrying value of the Company, including goodwill, to the fair value of the Company at the testing date. If the carrying amount exceeds the fair value of the Company, a second test is performed to measure the amount of an impairment charge, if any. To measure the amount of any impairment charge, the Company determines the implied fair value of goodwill in the same manner as if the Company were being acquired in a business combination.

          In the fourth quarter of 2008, the Company recorded an impairment charge of approximately $4.2 million to write-off goodwill and other intangible assets. For additional information, refer to Note 3 of the Notes to the Consolidated Financial Statements.

          Stock–Based Compensation — the Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share–Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires the Company to measure all employee stock–based compensation awards using a fair value method and recognize such expense in our consolidated financial statements. In addition, SFAS 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from stock–based payment arrangements.

          The grant date fair value of the awards is recognized as compensation expense over the vesting period of the awards and is included in SG&A expenses. SFAS 123(R) requires management to make estimates and assumptions to determine the grant date fair value of stock options, including the expected term of stock options and the volatility of our stock price in the future. In addition, assumptions related to expected future forfeitures and performance-based vesting features all impact expense recognition. These assumptions have an impact on the valuation assigned to equity awards and the associated recognition of expense.

New Accounting Standards and Disclosures

          In November 2007, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF No. 07-1”). EITF No. 07-1 defines a collaborative arrangement as a contractual arrangement in which the parties are: (1) active participants to the arrangement; and (2) exposed to significant risks and rewards that depend upon the commercial success of the endeavor. The issue also addresses the appropriate income statement presentation for activities and payments between the participants in a collaborative arrangement as well as for costs incurred and revenue generated from transactions with third parties. EITF No. 07-1 is effective for the Company for the reporting period beginning January 1, 2009. The Company does not expect the adoption of EITF No. 07-1 to have a significant impact on its consolidated financial statements.

          In December 2007, the FASB issued SFAS No. 141(Revised), Business Combinations (“SFAS No. 141(R)”), which replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, measured at their fair values as of that date, with limited exceptions. This statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquired, at the full amounts of their fair values. SFAS No. 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R)’s impact on accounting for business combinations is dependent upon future acquisitions the Company may make.

          In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. FSP 142-3’s impact on the Company is dependent upon future acquisitions the Company may make.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

          The Company has limited exposure to changing interest rates, and is currently not engaged in hedging activities. Interest on approximately $158,000 of outstanding indebtedness is at a variable rate of 100 basis points less than the current prime rate. At the Company’s current level of indebtedness, each 1% change in the variable interest rate will have an effect of $1,600 on the Company’s annual interest expense charges.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

Item 9A. Controls and Procedures

          (a) Evaluation of Disclosure Controls and Procedures

          Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2008, were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

          (b) Change in Internal Control over Financial Reporting

          No change in our internal control over financial reporting occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

          The report of management on our internal control over financial reporting is set forth in Item 8 of this report and is incorporated herein by reference.

Item 9B. Other Information

          None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

          The applicable information set forth in the Company’s Definitive Proxy Statement is incorporated herein by reference.

Identification of Executive Officers and Certain Significant Employees

          The executive officers of the Company, their positions with the Company, their ages and a brief biography for each are as follows:

Name	Age	Position

Francis M. DiNuzzo	53	President and Chief Executive Officer
James W. Stave	54	VP – Research and Development and Chief Science Officer
Stanley Fronczkowski	57	VP – Finance, Chief Financial Officer and Corporate Secretary

          Francis M. DiNuzzo has served as President and Chief Executive Officer since October 13, 2008. Mr. DiNuzzo joined the Company in February 2008 as Executive Vice President – Marketing and Chief Commercial Officer, and on June 6, 2008, he was appointed interim President and Chief Executive Officer. Prior to joining SDI, Mr. DiNuzzo spent 26 years at Agilent Technologies / Hewlett Packard. He began his career in research and development in 1981 and advanced through a series of functional management roles over the next 18 years. In 1999, Mr. DiNuzzo became General Manager of Agilent’s Chemical Solutions Business Unit where he had global responsibility for analytical equipment, consumables and service products serving the chemical, environmental, food and forensics markets. In 2001, Mr. DiNuzzo became General Manager of the Consumable and Services Business Unit, with global responsibility for all consumables and services across all Life Science and Chemical Analysis markets. In 2004, Mr. DiNuzzo became Vice President and General Manager of the Integrated Biology Solutions unit, a role where he formed a biotechnology business focused on Genomics, Proteomics and BioInformatics. Mr. DiNuzzo holds B.S and M.S. degrees in Engineering with a minor in Business Administration from the University of New Hampshire.

          James W. Stave joined the Company in March 1991 as a research group leader. Subsequently, Dr. Stave was promoted to director of Research and Development. In October 1993, Dr. Stave was promoted to Vice President—Research and Development and Chief Technical Officer. Dr. Stave was elected Chief Science Officer in 2006. Prior to joining SDI, Dr. Stave worked for DuPont, Molecular Genetics, Inc. and the U.S. Department of Agriculture. Dr. Stave received his Ph.D. in Microbiology from the University of Maryland and his B.S. in Biology from Michigan Technological University.

          Stanley Fronczkowski joined the Company in January 2007 as Vice President – Finance, Chief Financial Officer and Corporate Secretary. Prior to joining SDI, Mr. Fronczkowski spent 29 years with Keystone Foods. He began his career with Keystone in 1978, rising to the position Vice President, International Finance in 1988, and over the next 10 years, supported Keystone’s growth across multiple companies on four continents. In 1998, Mr. Fronczkowski became COO for Keystone Europe, Middle East and Africa with full responsibility for the operating results of this business group. Following Keystone’s reorganization to Strategic Business Units in Europe and North America, Mr. Fronczkowski assumed his most recent assignment as Keystone’s Vice President for Finance, Asia-Pacific. Mr. Fronczkowski is a graduate of the State University of New York at Cortland with a B.S. in Political Science, the University of Delaware with a B.S. in Accounting, and Widener University with a M.S. in Finance and Taxation.

Item 11. Executive Compensation

          The applicable information set forth in the Company’s Definitive Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The applicable information set forth in the Company’s Definitive Proxy Statement is incorporated herein by reference.

Equity Compensation

          The table below presents certain information as of December 31, 2008 concerning securities issuable in connection with equity compensation plans that have been approved by the Company’s stockholders and that have not been approved by the Company’s stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plan approved by security holders	1,419,972	$3.28	40,312

Equity compensation not approved by security holders	300,000	$4.00	—

Total	1,719,972	$3.41	40,312

          The 300,000 shares underlying options granted under equity compensation not approved by security holders were granted in connection with the Company’s hiring, on September 2, 2003, of its former President and Chief Executive Officer, Matthew H. Knight. The grant to Mr. Knight is a ten year non-qualified stock option grant at an exercise price of $4.00 per share, the closing market price on September 2, 2003.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements

(a) See the Consolidated Financial Statements which begin on page 43 of this Report

2. Financial Statement Schedules

Financial statement schedules are omitted because they are either not required or not applicable or the required information is reflected in the financial statements or notes thereto.

3. Exhibits

Exhibit Number	Description	Reference
2.1	Agreement and Plan of Merger among the Company, AZUR Acquisition Corp. and AZUR Environmental dated May 4, 2001	(1)

3.1	Fourth Amended and Restated Certificate of Incorporation of the Company	(2)

3.2	Amended and Restated Bylaws of the Company	(2)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Forms of Warrants to Purchase Common Stock of the Company	(2)

10.1	Stock Purchase Agreement among the Company and its outside directors and certain of their affiliates dated August 16, 2002	(12)

10.2	Demand Registration Rights Agreement among the Company and its outside directors and certain of their affiliates dated August 16, 2002	(12)

10.3	EnSys Environmental Products, Inc. 1993 Stock Incentive Plan*	(3)

10.4	Amended and Restated EnSys Environmental Products, Inc. 1995 Stock Incentive Plan*	(4)

10.5	EnSys Environmental Products, Inc. 401(k) Plan Adoption Agreement	(3)

10.11	Agreement and Plan of Merger by and between EnSys and Strategic Diagnostics Inc. dated as of October 11, 1996	(2)

10.18	Industrial Lease dated October 26, 1993, by and between Tober & Agnew Properties, Inc. and Strategic Diagnostics Inc.	(6)

10.21	Lease agreement dated October 29, 1997 by and between Pencader Courtyard, L.P. and Strategic Diagnostics Inc.	(7)

10.22	1998 Employee Stock Purchase Plan	(11)

10.23	2000 Stock Incentive Plan*	(18)

10.27	Loan Agreement between the Company and PNC Bank, Delaware, dated May 5, 2000	(10)

10.28	Line of Credit Note between the Company and PNC Bank, Delaware, dated May 5, 2000	(10)

10.29	Term Note between the Company and PNC Bank, Delaware, dated May 5, 2000	(10)

10.30	Employment Agreement dated September 2, 2003, by and between Matthew H. Knight and the Company*	(13)

10.31	Nonqualified Stock Option Agreement dated September 2, 2003, by and between Matthew H. Knight and the Company*	(13)

10.32	Restricted Stock Grant Agreement dated September 2, 2003, by and between Matthew H. Knight and the Company*	(13)

10.33	Employment Agreement dated January 1, 1997 by and between James W. Stave and the Company*	(14)

10.34	Exclusive Distribution and Supply Agreement, dated as of May 4, 2005, by and between the Registrant and the DuPont Qualicon division of E.I. du Pont de Nemours	(15) (16)

10.35	Strategic Diagnostics Inc. Change of Control Severance Agreement*	(17)

10.36	Agreement, dated as of March 12, 2008, by and among the Company and Steven R. Becker, BC Advisors, LLC, SRB Management, L.P. and Richard van den Broek	(19)

10.37	Separation Agreement, dated as of June 6, 2008, between Strategic Diagnostics Inc. and Matthew H. Knight	(20)

10.38	Employment Agreement, dated as of October 13, 2008, between Strategic Diagnostics Inc. and Francis M. DiNuzzo*	(21)

10.39	Separation Agreement, dated as of December 9, 2008, between Strategic Diagnostics Inc. and Stanley Fronczkowski	(22)

21.1	Subsidiaries of the Company

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Certifications of the Chief Executive Officer of Strategic Diagnostics Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certifications of the Chief Financial Officer of Strategic Diagnostics Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Francis M. DiNuzzo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Stanley Fronczkowski pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the designated exhibit of the Company’s 10-Q for the fiscal quarter ended September 30, 2001.
(2)	Incorporated by reference to the designated exhibit of the EnSys Registration Statement on Form S-4 (No. 333-17505) filed on December 9, 1996.
(3)	Incorporated by reference to the designated exhibit of the EnSys Registration Statement on Form S-1 (No. 33-68440) filed on September 3, 1993.
(4)	Incorporated by reference to Appendix F to the Joint Proxy Statement/Prospectus contained in the EnSys Registration Statement on Form S-4 (No. 333-17505) filed on December 9, 1996.
(5)	Incorporated by reference to the designated exhibit of the EnSys Form 10-K for the fiscal year ended December 31, 1994.
(6)	Incorporated by reference to the designated exhibit of the EnSys Form 10-Q for the fiscal quarter ended March 31, 1996.
(7)	Incorporated by reference to the designated exhibit of the Company’s Form 10-K for the fiscal year ended December 31, 1996.
(8)	Incorporated by reference to the designated exhibit of the Company’s Form 10-K for the fiscal year ended December 31, 1997.
(9)	Incorporated by reference to the identically numbered exhibit contained in the Company’s Form 8-K filed on May 26, 1999.
(10)	Incorporated by reference to the identically numbered exhibit contained in the Company’s Form 8-K filed on March 15, 1999.
(11)	Incorporated by reference to the designated exhibit of the Company’s Registration Statement on Form S-8 (No. 333- 68107) filed on November 30, 1998.
(12)	Incorporated by reference to the designated exhibit of the Company’s 10-Q for the fiscal quarter ended September 30, 2002.
(13)	Incorporated by reference to the designated exhibit of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2003.
(14)	Incorporated by reference to the designated exhibit of the Company’s Form 10-K for the fiscal year ended December 31, 2004.
(15)	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
(16)	Incorporated by reference to the designated exhibit of the Company’s Form 10-Q for the fiscal quarter ended June 30, 2005, as amended.
(17)	Incorporated by reference to the designated exhibit of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2005.
(18)	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 24, 2004.
(19)	Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed March 18, 2008.
(20)	Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed June 6, 2008.
(21)	Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed October 16, 2008.
(22)	Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed December 9, 2008.
*	Management contract or compensatory plan.

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

          Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that the company’s internal control over financial reporting was effective as of December 31, 2008, based on the criteria in Internal Control-Integrated Framework issued by COSO.

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

/s/ Francis M. DiNuzzo	/s/ Stanley Fronczkowski
Francis M. DiNuzzo	Stanley Fronczkowski
President and Chief Executive Officer	Vice President – Finance and Chief
Financial Officer

Dated: March 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Strategic Diagnostics Inc.:

          We have audited the accompanying consolidated balance sheets of Strategic Diagnostics Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Strategic Diagnostics Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with U.S. generally accepted accounting principles.

 /s/ KPMG LLP

Philadelphia, Pennsylvania
March 31, 2009

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	December 31,
	2008	2007
ASSETS
Current Assets :
Cash and cash equivalents	$9,980	$12,988
Receivables, net	4,099	4,110
Inventories	3,890	4,204
Deferred tax asset	3	1,201
Other current assets	534	521
Total current assets	18,506	23,024

Property and equipment, net	5,275	5,481
Other assets	107	7
Deferred tax asset	71	7,389
Goodwill	—	4,201
Intangible assets, net	1,562	1,847
Total assets	$25,521	$41,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities :
Current portion of long-term debt	$1,658	$611
Accounts payable	691	569
Accrued expenses	1,860	1,866
Deferred revenue	64	5
Total current liabilities	4,273	3,051

Long-term debt	—	1,640
Other non-current liabilities	—	130
Total non-current liabilities	—	1,770

Commitments and Contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $.01 par value, 20,920,648 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 35,000,000 shares authorized, 20,680,522 and 20,410,540 issued at December 31, 2008 and December 31, 2007, respectively	206	205
Additional paid-in capital	40,345	39,594
Treasury stock, 406,627 and 0 common shares at cost at December 31, 2008 and December 31, 2007, respectively	(555)	—
Accumulated deficit	(18,625)	(2,830)
Cumulative translation adjustments	(123)	159
Total stockholders’ equity	21,248	37,128
Total liabilities and stockholders’ equity	$25,521	$41,949

The accompanying notes are an integral part of these statements

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2008	2007	2006

Revenues	$27,659	$27,207	$25,522

Operating expenses:
Manufacturing	13,091	10,766	11,715
Research and development	3,576	2,938	2,630
Selling, general and administrative	14,425	11,990	10,555
Goodwill impairment	4,150	—	—
(Gain) loss on disposal of assets	(17)	110	42
Total operating expenses	35,225	25,804	24,942

Operating income (loss)	(7,566)	1,403	580

Interest income, net	157	433	386

Income (loss) before taxes	(7,409)	1,836	966

Income tax expense	8,386	976	282

Net income (loss)	$(15,795)	$860	$684

Basic net income (loss) per share	$(0.78)	$0.04	$0.03

Shares used in computing basic net income (loss) per share	20,312,707	20,325,285	20,031,833

Diluted net income (loss) per share	$(0.78)	$0.04	$0.03

Shares used in computing diluted net income (loss) per share	20,312,707	20,562,645	20,108,688

The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Deferred Compensation	Cumulative Translation Adjustments	Total

Balance January 1, 2006	$—	$200	$38,249	$—	$(4,374)	$(313)	$16	$33,778
Comprehensive income:
Net income	—	—	—	—	684	—	—	684
Currency translation adjustment	—	—	—	—	—	—	129	129
Total comprehensive income								813

Exercises of stock options	—	2	387	—	—	—	—	389
Employee stock purchase plan	—	—	30	—	—	—	—	30
Implementation of SFAS 123R	—	—	(313)	—	—	313	—	—
Deferred compensation amortization	—	—	273	—	—	—	—	273
Tax benefit of restricted stock awards	—	—	(21)	—	—	—	—	(21)

Balance December 31, 2006	—	202	38,605	—	(3,690)	—	145	35,262
Comprehensive income:
Net income	—	—	—	—	860	—	—	860
Currency translation adjustment	—	—	—	—	—	—	14	14
Total comprehensive income								874

Exercises of stock options	—	3	534	—	—	—	—	537
Employee stock purchase plan	—	—	33	—	—	—	—	33
Stock-based compensation	—	—	422	—	—	—	—	422

Balance December 31, 2007	—	205	39,594	—	(2,830)	—	159	37,128
Comprehensive loss:
Net loss	—	—	—	—	(15,795)	—	—	(15,795)
Currency translation adjustment	—	—	—	—	—	—	(282)	(282)
Total comprehensive loss								(16,077)

Company share buyback	—	—	—	(555)	—	—	—	(555)
Employee stock purchase plan	—	1	69		—	—	—	70
Stock-based compensation	—	—	682		—	—	—	682

Balance December 31, 2008	$—	$206	$40,345	$(555)	$(18,625)	$—	$(123)	$21,248

The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2008	2007	2006

Cash Flows from Operating Activities :
Net income (loss)	$(15,795)	$860	$684
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities :
Goodwill impairment charge	4,150	—	—
Depreciation, amortization and other intangibles impairment	1,401	1,206	1,027
Stock-based compensation expense	682	430	277
Deferred income taxes	8,566	769	124
(Gain) loss on disposal of fixed assets	(17)	93	42
(Increase) decrease in :
Receivables	11	(432)	(436)
Inventories	314	(1,026)	34
Other current assets	(13)	(29)	(130)
Other assets	(100)	(14)	26
Increase (decrease) in :
Accounts payable	122	32	77
Accrued expenses	1	411	16
Deferred revenue	59	(128)	(74)
Other non-current liabilities	(130)	130	—
Net cash provided by (used in) operating activities	(749)	2,302	1,667
Cash Flows from Investing Activities :
Purchase of property and equipment	(929)	(2,484)	(1,023)
Purchase of patent license	—	—	(117)
Proceeds from sale / disposal of assets	34	2	29
Net cash used in investing activities	(895)	(2,482)	(1,111)
Cash Flows from Financing Activities :
Proceeds from exercise of stock options	—	537	389
Proceeds from employee stock purchase plan	66	36	20
Proceeds from issuance of long and short term debt	—	2,000	—
Purchase of treasury stock	(555)	—	—
Repayments on financing obligations	(593)	(311)	(211)
Net cash provided by (used in) financing activities	(1,082)	2,262	198
Effect of exchange rate changes on cash	(282)	14	129
Net increase (decrease) in cash and cash equivalents	(3,008)	2,096	883
Cash and Cash Equivalents, Beginning of Year	12,988	10,892	10,009

Cash and Cash Equivalents, End of Year	$9,980	$12,988	$10,892

Supplemental Cash Flow Disclosure :

Cash paid (received) for taxes and tax refunds	$11	$233	$(13)

Cash paid for interest	119	69	48

The accompanying notes are an integral part of these statements

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008
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

          The current economic downturn, including disruptions in the capital and credit markets, may continue indefinitely and intensify, and could adversely affect our results of operations, cash flows and financial condition or those of our customers and suppliers. These circumstances could adversely affect our access to liquidity needed to conduct or expand our business or conduct acquisitions or make other discretionary investments. These circumstances could adversely affect our ability to draw on existing credit facilities, which depend on the ability of the bank that is a party to that facility to meet its funding commitments to us. A bank may not be able to meet its funding commitments if it experiences shortages of capital and liquidity. These circumstances may also adversely impact the capital needs of our customers and suppliers, which, in turn, could adversely affect their ability to purchase our products or supply us with necessary equipment and raw materials. This could adversely affect our results of operations, cash flows and financial condition. A weakening business climate could cause longer sales cycles and slower growth, and could expose us to increased business or credit risk in dealing with customers or suppliers adversely affected by economic conditions. Our ability to collect accounts receivable may be delayed or precluded if our customers are unable to pay their obligations.

Basis of Presentation

          The historical financial statements presented herein include the consolidated financial statements of Strategic Diagnostics Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Accounts Receivable

          As of December 31, 2008 and 2007, the allowance for doubtful accounts was $70 and $82, respectively. If receivables are in dispute with the customer or otherwise deemed uncollectible, the Company’s policy is to charge these write-offs against the allowance. The Company continually reviews the realizability of its receivables and charges current period earnings for the amount deemed unrealizable. At December 31, 2008 and 2007, net accounts receivable were $4,099 and $4,110, respectively.

          A summary of the activity in the allowance for doubtful accounts for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
Balance, January 1	$82	$134	$117
Additions (reductions) to allowance for doubtful accounts charged (credited) to costs and expenses	70	(49)	108

Deductions-written off as uncollectible	(82)	(3)	(91)

Balance, December 31	$70	$82	$134

Inventories

          The Company’s inventories are valued at the lower of cost or market.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008
(in thousands, except share and per share data)

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

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008
(in thousands, except share and per share data)

          At December 31, inventories consisted of the following:

	2008	2007

Raw materials	$1,216	$1,354
Work in progress	946	903
Finished goods	1,728	1,947
Inventories	$3,890	$4,204

Property and Equipment

          Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives (generally three to five years) of the assets. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life.

Impairment of Goodwill and Long-Lived Assets

          Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

          The Company tests its goodwill annually in a two-step approach. The first step is the comparison of the carrying value of the Company, including goodwill, to the fair value of the Company at the testing date. If the carrying amount exceeds the fair value of the Company, a second test is performed to measure the amount of an impairment charge, if any. To measure the amount of any impairment charge, the Company determines the implied fair value of goodwill in the same manner as if the Company were being acquired in a business combination. See Note 3 for additional information.

Revenue Recognition

          Revenues composed of sales of immunoassay-based test kits and certain antibodies and immunochemical reagents are recognized upon the shipment of the product and transfer of title, or when related services are provided. Revenues associated with such products or services are recognized when persuasive evidence of an order exists, shipment of product has occurred or services have been provided, the price is fixed or determinable and, collectability is reasonably assured. Management is required to make judgments based on actual experience about whether or not collectability is reasonably assured.

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

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008
(in thousands, except share and per share data)

Stock-Based Compensation

          The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires that compensation costs related to employee share-based payment transactions are measured in the financial statements at fair value on the date of grant and are recognized over the vesting period of the award.

Research and Development

          Research and development costs are charged to expense as incurred.

Accounting for Income Taxes

          Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such changes are enacted.

          Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for income tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the Company recognizes in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company includes interest and penalties related to unrecognized tax benefits as a component of income tax expense. See Note 11 for further information.

Basic and Diluted Income (Loss) per Share

          Basic earnings (loss) per share (EPS) are computed by dividing net income or loss available for common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS, except that the dilutive effect of converting or exercising all potentially dilutive securities is also included in the denominator. The Company’s calculation of diluted EPS includes the dilutive effect of exercising stock options into common shares and the inclusion of unvested restricted stock units. Basic loss per share excludes potentially dilutive securities. For the years 2008, 2007 and 2006, conversion of stock options and unvested restricted shares totaling 1,601,228, 19,250 and 954,895 into common share equivalents were excluded from this calculation because they were anti-dilutive.

          Listed below are the basic and diluted share calculations for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006

Weighted average common shares outstanding	20,312,707	20,325,285	20,031,833

Shares used in computing basic net income (loss) per share	20,312,707	20,325,285	20,031,833

Dilutive effect of stock options and unvested restricted stock units	—	237,360	76,855
Shares used in computing diluted net income (loss) per share	20,312,707	20,562,645	20,108,688

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008
(in thousands, except share and per share data)

Treasury Stock

          Shares of common stock repurchased by the Company are recorded at cost as treasury stock in the stockholders’ equity section of the consolidated balance sheet, and as a use of cash in the financing activities section of the consolidated statement of cash flows.

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

Comprehensive Income (Loss)

          Comprehensive income (loss) is comprised of net income (loss) and currency translation adjustments and is presented in the consolidated statements of stockholders’ equity.

Use of Estimates

          The preparation of the consolidated financial statements requires the management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. These estimates include those made in connection with assessing the valuation of accounts receivable, inventories, deferred tax assets, goodwill and long lived assets. Actual results could differ from those estimates.

Statements of Cash Flows

          The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

New Accounting Pronouncements

          In November 2007, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF No. 07-1”). EITF No. 07-1 defines a collaborative arrangement as a contractual arrangement in which the parties are: (1) active participants to the arrangement; and (2) exposed to significant risks and rewards that depend upon the commercial success of the endeavor. The issue also addresses the appropriate income statement presentation for activities and payments between the participants in a collaborative arrangement as well as for costs incurred and revenue generated from transactions with third parties. EITF No. 07-1 is effective for the Company for the reporting period beginning January 1, 2009. The Company is in the process of evaluating the impact of the adoption of EITF No. 07-1 on its consolidated financial statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008
(in thousands, except share and per share data)

          In December 2007, the FASB issued SFAS No. No. 141(Revised), Business Combinations (“SFAS No. 141(R)”), which replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, measured at their fair values as of that date, with limited exceptions. This statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquired, at the full amounts of their fair values. SFAS No. 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R)’s impact on accounting for business combinations is dependent upon future acquisitions the Company may make.

          In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. FSP 142-3’s impact on the Company is dependent upon future acquisitions the Company may make.

2. PROPERTY AND EQUIPMENT

     As of December 31, property and equipment consisted of the following:

	2008	2007
Equipment	$6,256	$5,615
Building improvements	4,088	4,088
Furniture and fixtures	175	113
Land	1,380	1,380
Leasehold improvements	904	771
Total property and equipment	12,803	11,967

Less - accumulated depreciation and amortization	(7,528)	(6,486)
Net property and equipment	$5,275	$5,481

     Depreciation expense was $1,114, $966 and $793 in 2008, 2007 and 2006, respectively.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008
(in thousands, except share and per share data)

3. INTANGIBLE ASSETS

     As of December 31, intangible assets consisted of the following:

	2008	2007
Goodwill	$—	$4,201

	2008	2007	Lives
Intangible assets	$3,085	$3,134	3-20
Less - accumulated amortization	(1,523)	(1,287)
Net intangible assets	$1,562	$1,847

          The Company’s goodwill principally relates to the 1999 acquisitions of HTI BioProducts, Inc. and Atlantic Antibodies, whose products are a component of the antibody product group, and the 2001 acquisition of Azur Environmental, whose products are a component of the water quality products group. The reduction in goodwill in 2008 is due to the utilization of foreign tax benefits from the 2001 acquisition of Azur Environmental.

          The Company tests its goodwill annually in a two-step approach. The first step is the comparison of the carrying value of the Company, including goodwill, to the fair value of the Company at the testing date. If the carrying amount exceeds the fair value of the Company, a second test is performed to measure the amount of an impairment charge, if any. To measure the amount of any impairment charge, the Company determines the implied fair value of goodwill in the same manner as if the Company were being acquired in a business combination.

          Prior to performing the second step in the goodwill impairment analysis, the Company assessed long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Such long-lived assets included tangible and intangible assets. The Company concluded that approximately $50 of intangible assets were impaired during 2008.

          In the fourth quarter of 2008, as economic conditions continued to decline, the Company experienced a sustained and significant decline in its stock price. As a result of this decline, the Company’s market capitalization was significantly below the book value of the Company’s stockholders’ equity at December 31, 2008. The Company performed the second test and the resulting fair value of goodwill was zero. Accordingly, the Company recorded a charge of $4,150 to writeoff the entire balance of goodwill during the year ended December 31, 2008.

          The remaining intangible assets principally relate to intellectual and property rights acquired from Molecular Circuitry Inc. (“MCI”). The technology acquired from MCI primarily relates to proprietary growth media used by the Company in conjunction with the Company’s E. coli and Salmonella test kits, and also technology used in the Company’s ruminant feed test kit. The Company launched sales of these products during the year ended December 31, 2003 and expects a continued revenue stream from the sale of these products.

          A director of the company was a majority shareholder of MCI and MCI and will continue to receive royalties from the Company until July of 2012. Royalties paid to MCI in 2008, 2007 and 2006 were $166, $172 and $210, respectively.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008
(in thousands, except share and per share data)

          Amortization of these intangible assets is on a straight line basis over their useful lives and was $237, $240 and $234 in 2008, 2007 and 2006, respectively. The following table is a schedule of the expected amortization expense in each of the next five years:

Year	Amount
2009	$127
2010	114
2011	114
2012	114
2013	114

4. ACCRUED EXPENSES

     As of December 31, accrued expenses consisted of the following:

	2008	2007

Royalties	$143	$138
Compensation	1,245	1,241
Professional fees	303	210
Purchases	169	277
Total accrued expenses	$1,860	$1,866

5. LONG-TERM DEBT

          On May 5, 2000, the Company entered into a financing agreement with a commercial bank which was amended on October 1, 2008 (the “Credit Agreement”). The Credit Agreement provides for up to a $5,000 revolving line of credit, none of which was outstanding and all of which was available at December 31, 2008. The revolving line of credit bears a variable interest rate of between 150 basis points and 250 basis points over the one month LIBOR rate depending upon the ratio of the Company’s funded debt to EBITDA. The Company’s effective rate of interest on this line of credit, taking into account the variable interest rate and LIBOR, was approximately 2.94% at December 31, 2008.

          On December 13, 2001, the Company received a term loan under the Credit Agreement to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $1,500 in financing, $158 of which was outstanding at December 31, 2008, and is repayable over seven years, with principal payments that began on October 1, 2002. The loan bears a variable interest rate of 100 basis points less than the current Prime Interest Rate. Payments are due monthly, with equal amortization of principal payments plus interest. The Company’s effective rate of interest on this loan at December 31, 2008 was 2.25%.

          On August 21, 2007, the Company received a term loan under the Credit Agreement to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $2,000 in financing, $1,500 of which was outstanding at December 31, 2008, and is repayable over five years, with principal payments that began on October 1, 2007. The loan bears a fixed interest rate of 5.96% with equal amortization of principal payments plus interest.

          Under the Credit Agreement, the Company is required to meet certain quarterly financial covenants that include a ratio of EBITDA to current maturities of debt plus interest and cash paid for taxes greater than 1.50, a ratio of funded debt to EBITDA not to exceed 3.25 and a requirement of liquid assets (cash and cash equivalents) to be greater than or equal to $2.5 million at all times.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008
(in thousands, except share and per share data)

          The Company did not meet its financial covenants with respect to its indebtedness at December 31, 2008 and does not expect that it will be able to meet all of its financial covenants under the Credit Agreement for the next 12 months. The Company received a waiver of the financial covenants relating to the above financing from its commercial bank as of December 31, 2008 and expects it will receive waivers of the financial covenants until such covenants are amended.

          As of December 31, 2008, the Company has classified the balance of its long-term obligations under the Credit Agreement of $1,100 as current debt in the consolidated balance sheet as the Company believes it is probable that there will be a violation of the same covenants within the next 12 months if the covenant terms are not amended. If the Company is unable to obtain a waiver of future debt covenant violations, the Company will be unable to draw upon its line of credit until such violations are cured. As of December 31, 2008, the Company is not required to repay these long-term debt obligations within 12 months and expects to amend the Credit Agreement before December 31, 2009 to allow the Company to meet its financial covenants and reclassify these long-term obligations from current to non-current in the consolidated balance sheet.

          As of December 31, 2008, the outstanding balance on all of the Company’s commercial bank debt was $1,658. This indebtedness is secured by substantially all of the Company’s assets.

          The following table is a schedule of the principal payments required under the Company’s long-term indebtedness:

2009	$558
2010	400
2011	400
2012	300

Total debt	$1,658

Interest expense was $117, $78 and $48 in 2008, 2007 and 2006, respectively.

6. SHARE-BASED COMPENSATION

          Under various plans, executives, key employees and outside directors receive awards of options to purchase common stock. The Company has a stock option plan (the “2000 Plan”) which authorizes the granting of incentive and nonqualified stock options and restricted stock units. Incentive stock options are granted at not less than 100% of fair market value at the date of grant (110% for stockholders owning more than 10% of the Company’s common stock). Nonqualified stock options are granted at not less than 85% of fair market value at the date of grant. A maximum of 4,000,000 shares of common stock are issuable under the 2000 Plan. Certain additional options have been granted outside the 2000 Plan. These options generally follow the provisions of the 2000 Plan. The Company issues new shares to satisfy option exercises and the vesting of restricted stock units.

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

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008
(in thousands, except share and per share data)

          On December 27, 2005, the Board of Directors of the Company approved the accelerated vesting, effective as of December 31, 2005, of all unvested stock options granted to employees and non-employee directors from 2002 through 2005 under the 2000 Plan, as well as options granted to the Company’s Chief Executive Officer under his original employment agreement. The acceleration of vesting of these options reduced non-cash compensation expense that would have been recorded in the Company’s statements of operations in 2006, 2007 and 2008, in anticipation of the adoption of SFAS 123(R) in January 2006. The Board’s decision to accelerate the vesting was based on such factors as: 48% of the options were “out of the money”; the options generally vested over the next three years; to reduce compensation expense that would be recorded in future periods following the adoption of SFAS 123R; and, the Company decided to rely, to a substantial degree, on restricted stock as opposed to options in future incentive compensation awards.

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

     Share-based compensation expense recorded in 2008, 2007 and 2006 is summarized as follows:

	2008	2007	2006

Stock options	$384	$249	$76
Employee stock purchase plan	7	8	2
Restricted stock units	291	173	199

Total share-based compensation expense	$682	$430	$277

          The deferred income tax benefit related to share-based compensation expense for the year ended December 31, 2008 was $0 due to the full valuation allowance recorded against deferred tax assets in 2008 (see Note 11). The deferred income tax benefit for the year ended December 31, 2007 was $120. Share-based compensation expense is a component of selling, general and administrative expense, and is recorded as a non-cash expense in the operating activities section of the consolidated statement of cash flows.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008
(in thousands, except share and per share data)

     Information with respect to the stock options granted under the 2000 Plan and options granted separately from the 2000 Plan is summarized as follows:

	Number of Shares	Price Range			Weighted Average Remaining Contractual term	Aggregate Instrinsic Value

Balance, January 1, 2006	1,660,500	$1.88	-	$6.94

Granted	100,895	$3.80	-	$4.00
Cancelled / forefeited	(109,666)	$2.51	-	$4.08
Exercised	(182,000)	$1.88	-	$2.65

Balance, December 31, 2006	1,469,729	$1.88	-	$6.94
Granted	180,575	$3.46	-	$4.65
Cancelled / forfeited	(224,284)	$2.50	-	$6.94
Exercised	(174,400)	$1.88	-	$4.20

Balance, December 31, 2007	1,251,620	$1.88	-	$6.94
Granted	574,420	$1.50	-	$4.60
Cancelled / forfeited	(106,068)	$3.05	-	$5.50

Balance, December 31, 2008	1,719,972	$1.50	-	$6.94	6.1 years	$—
Vested and excercisable at December 31, 2008	1,152,616	$1.50	-	$6.94	4.5 years	$—
Expected to vest as of December 31, 2008	1,650,214	$1.50	-	$6.94	6.0 years	$—

          As of December 31, 2008, options covering 1,152,616 shares were exercisable with a weighted average exercise price of $3.75 per share, and 40,312 shares were available for future grant under the 2000 Plan.

          As of December 31, 2008 there was $452 of unrecognized compensation expense related to non-vested stock options that is expected to be recognized over a weighted average period of 2.9 years.

          The total aggregate intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $0, $257 and $272 respectively. Cash received from the exercises during the years ended December 31, 2008, 2007 and 2006 was $0, $537 and $389 and are included within the financing activity section of the consolidated statements of cash flows.

          The weighted average fair value at the date of grant for options granted during 2008, 2007 and 2006 is estimated at $1.39, $2.55 and $2.50 per share, respectively, using the Black-Scholes pricing model. The assumptions used in the Black-Scholes model are as follows: dividend yield of 0%, expected volatility of 49% in 2008, 59% in 2007 and 69% in 2006, risk-free interest rate of 3.20% in 2008, 4.25% in 2007 and 4.57% in 2006, and an expected option life of 6 years in 2008, 5.5 years in 2007, and 6 years in 2006. The expected option life was computed using the sum of the average vesting period and the contractual life of the option and dividing by 2, for all periods presented.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008
(in thousands, except share and per share data)

          The following table provides additional information about the Company’s stock options outstanding at December 31, 2008:

			Options Outstanding				Options Exercisable
				Weighted Average			Number of Shares	Wtd. Average Exercise Price
Range of Exercise Prices			Number of Shares	Remaining Contractual Life		Exercise Price

$1.50	-	$2.88	458,400	7.2	Years	$1.93	155,700	$2.74
$3.05	-	$3.57	286,400	5.5	Years	$3.34	246,400	$3.32
$3.69	-	$6.94	975,172	5.8	Years	$4.13	750,516	$4.10
$1.50	-	$6.94	1,719,972	6.1	Years	$3.41	1,152,616	$3.75

          The Company grants restricted stock units (RSU) which is the right to receive shares. The fair value of RSU’s is based on the market price for the stock at the date of grant. RSU’s generally vest over periods of two to five years.

          The following table summarizes the changes in non-vested restricted stock units for the three year period ending December 31, 2008:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Non-vested RSU’s at January 1, 2006	109,010	$3.55
Granted	53,535	$3.87
Vested	(51,989)	$3.92
Cancelled / forfeited	(25,334)	$3.06

Non-vested RSU’s at December 31, 2006	85,222	$3.71
Granted	70,193	$4.61
Vested	(43,549)	$3.54
Cancelled / forfeited	(15,750)	$4.00

Non-vested RSU’s at December 31, 2007	96,116	$4.36
Granted	266,619	$1.99
Vested	(52,117)	$4.02
Cancelled / forfeited	(14,212)	$4.71

Non-vested RSU’s at December 31, 2008	296,406	$2.28	$264

Expected to vest at December 31, 2008	277,194	$2.17	$247

          The Company recorded compensation expense of $291, $173 and $199 for the years ended December 31, 2008, 2007 and 2006, for RSU’s. This expense is a component of selling, general and administrative expenses, and is recorded as a non-cash expense in the operating activities section of the consolidated statement of cash flows. As of December 31, 2008, 277,194 of the above non-vested RSU’s are expected to vest and there is approximately $461 of unrecognized compensation expense related to non-vested RSU’s that are expected to vest over a weighted average of 1.9 years.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008
(in thousands, except share and per share data)

7. STOCKHOLDERS’ EQUITY

          On October 20, 2008, the Company announced that its Board of Directors had approved a program to repurchase up to $3.0 million of the Company’s outstanding common shares from time to time over the next 12 months, depending on market conditions, share price and other factors.

          During the fourth quarter of 2008, the Company repurchased 406,627 common shares at a weighted average price of $1.34 per share. The total cost of the share repurchase including applicable broker fees was approximately $555.

8. SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

          SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information (“SFAS 131”) requires that companies report separately in the financial statements certain financial and descriptive information about operating segments profit or loss, certain specific revenue and expense items and segment assets. Additionally, companies are required to report information about the revenue derived from their products and service groups, about geographic areas in which the company earns revenue and holds assets, and about major customers.

          The Company develops and manufactures antibodies in its life sciences division. Such antibodies are incorporated into test kits manufactured by the Company’s industrial BioDetection services division for the detection of a wide variety of substances related to food safety and water quality. In addition, antibodies from the life sciences division are sold to medical diagnostic and pharmaceutical companies and research institutions. The Company does not provide segment disclosures as discrete financial information is not prepared for the Life Sciences or BioDetection division for review by the Company’s Chief Operating Decision Maker.

Geographic:

          The following table sets forth revenues by geographic region:

	Year Ended December 31,
	2008	2007	2006

United States	$20,744	$21,154	$19,498
Rest of the world	6,915	6,053	6,024
Total	$27,659	$27,207	$25,522

          The Company’s basis for identifying sales by country is the ship-to location. There were no individual countries outside of the United States that represented more than 10% of the total revenues of the Company. There are no significant long-lived assets located outside the United States.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008
(in thousands, except share and per share data)

Products and Services:

          The following table sets out revenues by product category.

	Year Ended December 31,
	2008	2007	2006
Life science	$13,821	$14,281	$11,104
Food safety	8,424	7,671	9,215
Water quality	5,210	5,099	5,203
Contract revenue	204	156	—
Revenues	$27,659	$27,207	$25,522

9. COMMITMENTS AND CONTINGENCIES

          The Company leases its office and manufacturing facilities and other equipment under operating leases. Rent expense for the years ended December 31, 2008, 2007 and 2006, was $991, $843 and $738, respectively. Future commitments under non-cancelable leases at December 31, 2008 are as follows:

2009	$1,096
2010	1,077
2011	320
2012	310
2013	280
2014 and thereafter	817
$3,900

          The Company’s subsidiary, AZUR Environmental Limited, is the lessee for two real property leases located in the United Kingdom. In 2001, the landlord of the two properties gave AZUR Environmental Limited its consent to allow AZUR to assign the lease and its related obligations to a third party. As inducement to the landlord to grant the assignment, AZUR was required to guarantee performance under the original lease terms if the third party fails to perform. Both lease terms expire in November 2016 and provide for annual principal rent payments of approximately $300 per year in the aggregate and these amounts have been included in the table above.

          The Company is subject to various claims arising in the ordinary course of business. Although the ultimate outcome of these matters is presently not determinable, management does not believe that the outcome of these matters will have a material adverse effect on the Company’s financial position or results of operations.

10. RETIREMENT SAVINGS PLAN

          The Company maintains a retirement savings plan qualified under Section 401(k) of the Internal Revenue Code. The plan allows for eligible employees to contribute a portion of their gross wages to the plan. The Company matches employees’ contributions on a 100% basis up to 1% of gross wages and on a 50% basis up to the next 5% of gross wages. In 2008, 2007 and 2006, the Company recognized expense of $242, $172 and $153, respectively, associated with this plan.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008
(in thousands, except share and per share data)

11. INCOME TAXES

          The components of income (loss) before tax expense as of December 31 are as follows:

	2008	2007	2006

United States	$(7,587)	$1,673	$790
Rest of the world	178	163	176
Total	$(7,409)	$1,836	$966

          The income tax expense (benefit) consists of the following:

		2008	2007	2006

Federal	current	$(20)	$95	$56
	deferred	7,249	710	82
		7,229	805	138
State	current	(135)	63	90
	deferred	1,242	59	1
		1,107	122	91
Foreign	current	—	—	—
	deferred	50	49	53
		50	49	53
Total		$8,386	$976	$282

          The following table summarizes the significant differences between the U.S. Federal statutory rate and the Company’s effective tax rate for financial statement purposes:

	2008	2007	2006

Statutory tax rate	34.0%	34.0%	34.0%
State taxes, net of Federal benefit	(9.9)	4.4	6.2
Valuation allowance, federal	(135.8)	—	—
Goodwill impairment	(2.5)	—	—
Provision for uncertain tax positions	—	10.4	—
Additional tax for reconciliation to return	—	6.2	0.3
Research and development credits	1.6	(6.7)	(14.6)
Other, net	(0.6)	4.9	3.3

Total	(113.2%)	53.2%	29.2%

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008
(in thousands, except share and per share data)

          Significant components of the Company’s deferred tax assets as of December 31 are as follows:

	2008	2007

Net operating loss carryforwards	$6,875	$6,104
Credit carryforwards	1,048	967
Amortization and depreciation	4,033	2,921
Deferred compensation	188	61
Non-deductible reserves	69	95
Inventory costs not currently deductible	299	200

Total deferred tax assets	12,512	10,348
Valuation allowance	(12,438)	(1,758)

Net deferred tax assets	$74	$8,590

          For the year ended December 31, 2008, the Company recorded income tax expense of $8,386, which included a $10,680 increase in the valuation allowance recorded against deferred tax assets of $12,512. The increase in the valuation allowance is primarily due to the full valuation allowance recorded against U.S. federal and state deferred tax assets.

         SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”) requires a company to evaluate its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. Pursuant to SFAS No. 109, a cumulative pre-tax loss in recent years is significant negative evidence that is difficult to overcome in considering whether deferred tax assets are more likely than not realizable. The Company has evaluated the possibility of potential tax planning strategies and determined that none currently exist that Company would conclude are prudent and feasible. The Company has concluded, based upon the evaluation of all available evidence, that it is more likely than not that the U.S. federal and state net deferred tax assets will not be realized and has recorded a full valuation allowance on its U.S. federal and state net deferred tax assets, as of December 31, 2008.

          At December 31, 2008, the Company had approximately $4,435 of net operating loss carryforwards for tax purposes which have no expiration related to operations in the United Kingdom (“UK”). Management considered positive and negative indicators, as well as potential tax planning strategies, and has concluded that a substantial valuation allowance of approximately $1,168 was necessary for the foreign deferred tax assets of approximately $1,242. The positive indicators include the contribution to income before taxes by the foreign operations in the UK for 2008 and 2007, and the forecasted income before taxes in the UK for 2009 and 2010. The negative indicators include a history of substantial net operating losses in the UK, the lack of income before taxes prior to 2004, limited income before taxes in the recent years and limitations with regard to estimating income in the UK beyond 2010 resulting from a year-to-year evaluation of the future need for a UK subsidiary.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008
(in thousands, except share and per share data)

          At December 31, 2008, the Company had U.S. federal net operating loss carryforwards of $15,181, including those of acquired companies, which will expire as follows:

Year	Amount of NOL

2010	$4,478
2017	760
2018	1,327
2019	550
2020	66
2021	56
2022	2,268
2024	2,033
2025	3
2026	1
2027	1
2028	3,638
Total	$15,181

          The Tax Reform Act of 1986 (the “Act”) limits the annual use of net operating loss and income tax credit carryforwards (after certain ownership changes, as defined by the Act). The application of these limits could significantly restrict the Company’s ability to utilize these carryforwards. Certain of the Company’s total net operating loss carryforwards from 2001 and prior years are subject to limitations on their annual use since a cumulative change in ownership of more than 50% has occurred within a three year period with respect to those net operating loss carryforwards. The Company continues to evaluate recent changes in ownership. If it is determined that an ownership change of more than 50% within a three year period did occur, as determined pursuant to the Internal Revenue Code and Regulations, substantially all the net operating loss carryforwards and income tax credit carryforwards could be subject to annual limitations on usage. Because U.S. tax laws limit the time period during which these carryforwards may be applied against future taxable income, the Company may not be able to take full advantage of these attributes for federal and state income tax purposes due to the annual limitation usage.

          The Company has federal research and experimentation credit carryforwards of $762 as of December 31, 2008, which are set to expire in years 2019 through 2028. In accordance with Internal Revenue Code §168(k)(4)) the Company intends to elect out of bonus depreciation on the filing of their 2008 federal income tax return which will result in a federal tax refund related to certain of the research and experimentation credits. Accordingly, the credits were reduced in the current year by $32. The Company also has federal alternative minimum tax credit carryforwards of $132 which have indefinite lives.

          The Company adopted FIN 48 as of January 1, 2007 and there was no material effect on the consolidated financial statements. As a result, there was no cumulative effect related to adopting FIN 48. Upon adoption the Company had $362 of unrecognized tax benefits. During the year ended December 31, 2007, the Company’s unrecognized tax benefits increased by $218 to $580. During the year ended December 31, 2008 the Company’s unrecognized tax benefits decreased by $93 to $487.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008
(in thousands, except share and per share data)

          The following table summarizes changes in unrecognized tax benefits during the years ended December 31:

	2008	2007
January 1	$580	$362

Increases from positions taken in prior periods	—	128
Decreases from positions taken in prior periods	(130)	—
Increases from positions taken in current period	37	92
Decreases from unrecognized tax benefits relating to settlements
with taxing authorities	—	(2)

December 31	$487	$580

          The unrecognized tax benefits at December 31, 2008 of $487, if recognized in a period where there was not a full valuation allowance, would affect the effective tax rate.

          The Company is subject to U.S. federal and UK income tax, as well as income taxes of multiple state jurisdictions.

          The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company had no payments or accruals of interest or penalties that were required to be recognized for unrecognized tax benefits during the years ended December 31, 2008 and 2007, due to the available net operating loss carryforwards. Additionally there was no interest or penalties required to be recognized in the statement of operations during the years ended December 31, 2008 and 2007.

          For federal purposes, post-1992 tax years remain open to examination as a result of earlier net operating losses being utilized in recent years. For state purposes, the statute of limitations remains open in a similar manner for states that have generated net operating losses. The Company does not expect that the total amount of unrecognized tax benefits related to positions taken in prior periods will change significantly during the next 12 months.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008
(in thousands, except share and per share data)

12. QUARTERLY FINANCIAL DATA (unaudited)

	Three Months Ended,
	March 31	June 30	September 30	December 31
	(In thousands except per share data)
2008
Revenues	$7,155	$6,584	$6,892	$7,028
Gross profit (1)	4,033	3,400	3,337	3,798
Net loss	(12)	(1,081)	(2,218)	(12,484)
Basic loss per share	—	(0.05)	(0.11)	(0.62)
Diluted loss per share	—	(0.05)	(0.11)	(0.62)

2007
Revenues	$6,647	$6,725	$6,564	$7,271
Gross profit (1)	4,070	4,078	3,897	4,396
Net income	490	204	—	166
Basic earnings per share	0.02	0.01	—	0.01
Diluted earnings per share	0.02	0.01	—	0.01

(1) Gross profit is revenues less manufacturing expenses.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATEGIC DIAGNOSTICS INC.

Date:	March 31, 2009	/s/ Francis M. DiNuzzo
Francis M. DiNuzzo
President, Chief Executive Officer and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	March 31, 2009	/s/ Grover C. Wrenn
Grover C. Wrenn
Chairman of the Board of Directors

Date:	March 31, 2009	/s/ Francis M. DiNuzzo
Francis M. DiNuzzo
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	March 31, 2009	/s/ Stanley Fronczkowski
Stanley Fronczkowski
Vice President – Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	March 31, 2009	/s/ Steven Becker
Steven Becker
Director

Date:	March 31, 2009	/s/ Morton Collins
Morton Collins
Director

Date:	March 31, 2009	/s/ Geoffrey Davis
Geoffrey Davis
Director

Date:	March 31, 2009	/s/ Herbert Lotman
Herbert Lotman
Director

Date:	March 31, 2009	/s/ Clifford L. Spiro
Clifford L. Spiro
Director

Date:	March 31, 2009	/s/ Richard van den Broek
Richard van den Broek
Director

Date:	March 31, 2009	/s/ Stephen L. Waechter
Stephen L. Waechter
Director