Form 10-Q
period 2009-03-31
STRATEGIC DIAGNOSTICS INC/DE/
filed 2009-05-15
CIK 911649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____________to _____________

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

Yes: ☒  No: ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.

Yes: ☐   No: ☐

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

Yes: ☐   No: ☒

          As of May 12, 2009, there were 20,749,521 outstanding shares of the Registrant’s common stock, par value $.01 per share.

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current Assets :
Cash and cash equivalents	$9,066	$9,980
Receivables, net	3,587	4,099
Inventories	3,994	3,890
Deferred tax asset	3	3
Other current assets	1,110	534
Total current assets	17,760	18,506

Property and equipment, net	5,178	5,275
Other assets	33	107
Deferred tax asset	59	71
Intangible assets, net	1,523	1,562
Total assets	$24,553	$25,521

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities :
Current portion of long-term debt	$1,505	$1,658
Accounts payable	422	691
Accrued expenses	1,353	1,860
Deferred revenue	364	64
Total current liabilities	3,644	4,273

Stockholders’ Equity:
Preferred stock, $.01 par value, 20,920,648 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 35,000,000 shares authorized, 20,749,521 and 20,680,522 issued at March 31, 2009 and December 31, 2008, respectively	208	206
Additional paid-in capital	40,573	40,345
Treasury stock, 406,627 and 406,627 common shares at cost at March 31, 2009 and December 31, 2008, respectively	(555)	(555)
Accumulated deficit	(19,186)	(18,625)
Cumulative translation adjustments	(131)	(123)
Total stockholders’ equity	20,909	21,248
Total liabilities and stockholders’ equity	$24,553	$25,521

The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2009	2008

Revenues	$6,902	$7,155

OPERATING EXPENSES:
Manufacturing	3,097	3,122
Research and development	663	940
Selling, general and administrative	3,720	3,178
Total operating expenses	7,480	7,240

Operating loss	(578)	(85)

Interest income, net	5	62

Loss before taxes	(573)	(23)

Income tax benefit	(12)	(11)

Net loss	$(561)	$(12)

Basic loss per share	$(0.03)	$(0.00)

Shares used in computing basic loss per share	20,035,174	20,440,000

Diluted loss per share	$(0.03)	$(0.00)

Shares used in computing diluted loss per share	20,035,174	20,440,000

The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2009	2008

Cash Flows from Operating Activities :
Net loss	$(561)	$(12)
Adjustments to reconcile net loss to net cash used in operating activities :
Depreciation and amortization	329	326
Share-based compensation expense	218	252
Deferred income tax provision	12	35
(Increase) decrease in :
Receivables	512	545
Inventories	(104)	205
Other current assets	(576)	(633)
Other assets	82	—
Increase (decrease) in :
Accounts payable	(269)	(83)
Accrued expenses	(507)	(774)
Deferred revenue	300	70
Other non-current liabilities	—	1
Net cash used in operating activities	(564)	(68)

Cash Flows from Investing Activities :
Purchase of property and equipment	(193)	(325)

Net cash used in investing activities	(193)	(325)

Cash Flows from Financing Activities :
Proceeds from employee stock purchase plan	4	17
Repayments on financing obligations	(153)	(152)

Net cash used in financing activities	(149)	(135)

Effect of exchange rate changes on cash	(8)	1

Net decrease in cash and cash equivalents	(914)	(527)

Cash and Cash Equivalents, Beginning of Period	9,980	12,988

Cash and Cash Equivalents, End of Period	$9,066	$12,461

Supplemental Cash Flow Disclosure :

Cash paid for taxes	8	1

Cash paid for interest	26	33

The accompanying notes are an integral part of these statements

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Strategic Diagnostics Inc. and its subsidiaries (“SDI” or the “Company”) is a biotechnology company with a core mission of developing, commercializing and marketing innovative and proprietary products, services and solutions that preserve and enhance the quality of human health and wellness.

The Company’s Life Science portfolio includes products and custom services that supply critical reagents used across the Life Science research and development markets. The Company’s Genomic Antibody Technology™ (“GAT™”) is gaining wide adoption in proteomic research, disease understanding and drug/biomarker discovery among academic, biotech, in-vitro diagnostic and large pharmaceutical customers.

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

The continued economic downturn, including disruptions in the capital and credit markets, may continue indefinitely and intensify, and could adversely affect our results of operations, cash flows and financial condition or those of our customers and suppliers. These circumstances could adversely affect our access to liquidity needed to conduct or expand our business or conduct acquisitions or make other discretionary investments. These circumstances could adversely affect our ability to draw on existing credit facilities, which depend on the ability of the bank that is a party to that facility to meet its funding commitments to us. A bank may not be able to meet its funding commitments if it experiences shortages of capital and liquidity. These circumstances may also adversely impact the capital needs of our customers and suppliers, which, in turn, could adversely affect their ability to purchase our products or supply us with necessary equipment and raw materials. This could adversely affect our results of operations, cash flows and financial condition. A weakening business climate could cause longer sales cycles and slower growth, and could expose us to increased business or credit risk in dealing with customers or suppliers adversely affected by economic conditions. Our ability to collect accounts receivable may be delayed or precluded if our customers are unable to pay their obligations.

Basis of Presentation and Interim Financial Statements

The accompanying unaudited consolidated interim financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. In the opinion of management, the accompanying consolidated interim financial statements include all adjustments (all of which are of a normal recurring nature) necessary for a fair presentation of the results of operations. The interim operating results are not necessarily indicative of he results to be expected for the entire year.

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

Fees associated with products and services added on to a custom antibody project subsequent to delivery of the initial project are billed monthly and recognized as revenue as the services and other deliverables are provided. Sales taxes collected from customers are presented net in the consolidated statement of operations.

Use of Estimates

The preparation of the consolidated interim financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated interim financial statements, and the reported amounts of revenues and expenses during the period. These estimates include those made in connection with assessing the valuation of accounts receivable, inventories, deferred tax assets and long lived assets. Actual results could differ from these estimates.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. No. 141(Revised), Business Combinations (“SFAS No. 141(R)”), which replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, measured at their fair values as of that date, with limited exceptions. This statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquired, at the full amounts of their fair values. SFAS No. 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R)’s impact on accounting for business combinations is dependent upon future acquisitions the Company may make.

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

Comprehensive Loss

          Comprehensive loss consists of the following for each period:

	Three Months Ended March 31,
	2009	2008

Net loss	$(561)	$(12)

Currency translation adjustment	(8)	1

Total comprehensive loss	$(569)	$(11)

2.	BASIC AND DILUTED LOSS PER SHARE

Basic loss per share (EPS) is computed by dividing net loss available for common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS, except that the dilutive effect of converting or exercising all potentially dilutive securities is also included in the denominator. The Company’s calculation of diluted EPS includes the dilutive effect of stock options and restricted stock units. Basic loss per share excludes potentially dilutive securities. For the periods ended March 31, 2009 and 2008, conversion of stock options and unvested restricted shares totaling 2,114,040 and 1,558,852 into common share equivalents were excluded from this calculation because they were anti-dilutive.

	Three Months Ended March 31,
	2009	2008

Weighted average common shares outstanding	20,035,174	20,439,528

Shares used in computing basic loss per share	20,035,174	20,439,528

Dilutive effect of stock options and unvested restricted stock units	—	—

Shares used in computing diluted loss per share	20,035,174	20,439,528

3.	SHARE-BASED COMPENSATION

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

The Company also has an Employee Stock Purchase Plan (the “ESPP”). The ESPP allows eligible full-time employees to purchase shares of common stock at 90 percent of the lower of the fair market value of a share of common stock on the first or last day of the quarter. Eligible employees are provided the opportunity to acquire Company common stock during each quarter. No more than 661,157 shares of common stock may be issued under the ESPP. Such stock may be unissued shares or treasury shares of the Company or may be outstanding shares purchased in the open market or otherwise on behalf of the ESPP. Under SFAS 123R, Share-Based Payment, the Company’s ESPP is compensatory. Therefore, the Company is required to recognize compensation expense related to the discount from market value of shares sold under the ESPP. The Company issues new shares to satisfy shares purchased under the ESPP.

Share-based compensation expense recorded in the three month periods ended March 31, 2009 and 2008 is summarized as follows:

	Three Months Ended March 31,
	2009	2008

Stock options	$101	$137
Employee stock purchase plan	1	2
Restricted stock units	116	113

Total share-based compensation expense	$218	$252

The deferred income tax benefit related to share-based compensation expense for the quarter ended March 31, 2009 was $0 due to the full valuation allowance against deferred tax assets, and $55 for the quarter ended March 31, 2008. Share-based compensation expense is a component of selling, general and administrative expense, and is recorded as a non-cash expense in the operating activities section of the Company’s Consolidated Statements of Cash Flows.

No options were exercised in the three month periods ended March 31, 2009 and 2008. Proceeds received from employee payments into the ESPP in the three month periods ended March 31, 2009 and 2008, were $4 and $17, respectively. These amounts are recorded in the cash flows from financing activities section of the Company’s Consolidated Statements of Cash Flows.

Information with respect to the activity of outstanding stock options granted under the 2000 Plan and options granted separately from the 2000 Plan for the three months ended March 31, 2009 is summarized as follows:

	Number of Shares	Price Range			Weighted Average Remaining Contractual term	Aggregate Instrinsic Value

Balance, January 1, 2009	1,719,972	$1.50	—	$6.94

Granted	101,000	$1.10	—	$1.50

Balance, March 31, 2009	1,820,972	$1.10	—	$6.94	6.0 years	$—

Vested and excercisable at
March 31, 2009	1,245,431	$1.50	—	$6.94	4.5 years	$—

Expected to vest as of
March 31, 2009	1,745,243	$1.10	—	$6.94	5.9 years	$—

During the three month period ended March 31, 2009, there were 101,000 options granted with a weighted average grant date fair value, based on a Black-Scholes option pricing model, of $0.40 per share. The assumptions used in the Black-Scholes model are as follows: dividend yield 0%, expected volatility 50.30%, risk-free interest rate 1.84% and an expected life of 5.83 years. The Company uses the Simplified Method for determining the expected life of options granted which is computed using the sum of the average vesting period and the contractual life of the option and dividing by 2, for all periods presented.

The following table provides additional information about the Company’s stock options outstanding and exercisable at March 31, 2009:

			Options Outstanding				Options Exercisable
				Weighted Average				Wtd. Average
Range of Exercise Prices			Number of Shares	Remaining Contractual Life		Exercise Price	Number of Shares	Exercise Price

$ 1.10	—	$2.88	559,400	7.4	Years	$1.84	176,950	$2.59
$ 3.05	—	$3.57	286,400	5.2	Years	$3.34	266,400	$3.33
$ 3.69	—	$6.94	975,172	5.4	Years	$4.13	802,081	$4.12
$ 1.10	—	$6.94	1,820,972	6.0	Years	$3.30	1,245,431	$3.73

A summary of the status of the Company’s unvested restricted stock as of December 31, 2008 and changes during the three month period ended March 31, 2009 is presented below.

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Non-vested RSU’s at January 1, 2009	296,406	$2.28
Granted	27,000	$1.03
Vested	(30,338)	$3.80

Non-vested RSU’s at March 31, 2009	293,068	$2.00	$317

Expected to vest at March 31, 2009	275,420	$1.92	$297

Restricted stock granted is generally scheduled to vest over periods of two to four years. The cost of the grant is charged to operations over the vesting period. At March 31, 2009 the weighted average remaining term of non-vested restricted stock was 1.5 years.

4.	STOCKHOLDERS’ EQUITY

On October 20, 2008, the Company announced that its Board of Directors had approved a program to repurchase up to $3.0 million of the Company’s outstanding common shares from time to time over the next 12 months, depending on market conditions, share price and other factors.

During the fourth quarter of 2008, the Company repurchased 406,627 common shares at a weighted average price of $1.34 per share. The total cost of the share repurchase including applicable broker fees was approximately $555. The Company did not repurchase any common shares during the three month period ended March 31, 2009.

5.	INVENTORIES

The Company’s inventories are valued at the lower of cost or market. For inventories that consist primarily of test kit components, bulk serum and antibody products, cost is determined using the first in, first out method. For inventories that consist of costs associated with the production of custom antibodies, cost is determined using the specific identification method. At March 31, 2009 and December 31, 2008, inventories consisted of the following:

	March 31, 2009	December 31, 2008

Raw materials	$1,340	$1,216
Work in progress	948	946
Finished goods	1,706	1,728
Inventories	$3,994	$3,890

6.	INTANGIBLE ASSETS

At March 31, 2009 and December 31, 2008, intangible assets consisted of the following:

	March 31, 2009	December 31, 2008	Lives
Intangible assets	2,614	2,614	2-20
Accumulated amortization	(1,091)	(1,052)
Net intangible assets	$1,523	$1,562

7.	DEBT

On May 5, 2000, the Company entered into a financing agreement with a commercial bank which was amended on October 1, 2008 (the “Credit Agreement”). The Credit Agreement provides for up to a $5,000 revolving line of credit, none of which was outstanding and all of which was available at March 31, 2009. The revolving line of credit bears a variable interest rate of between 150 basis points and 250 basis points over the one month LIBOR rate depending upon the ratio of the Company’s funded debt to EBITDA. The Company’s annual effective rate of interest on this line of credit, taking into account the variable interest rate and LIBOR, was approximately 3.00% at March 31, 2009.

On December 13, 2001, the Company received a term loan under the Credit Agreement to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $1,500 in financing, $105 of which was outstanding at March 31, 2009, and is repayable over seven years, with principal payments that began on October 1, 2002. The loan bears a variable interest rate of 100 basis points less than the current Prime Interest Rate. Payments are due monthly, with equal amortization of principal payments plus interest. The Company’s annual effective rate of interest on this loan at March 31, 2009 was approximately 2.25%.

On August 21, 2007, the Company received a term loan under the Credit Agreement to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $2,000 in financing, $1,400 of which was outstanding at March 31, 2009, and is repayable over five years, with principal payments that began on October 1, 2007. The loan bears a fixed interest rate of 5.96% with equal amortization of principal payments plus interest.

Under the Credit Agreement, the Company is required to meet certain quarterly financial covenants that include a ratio of EBITDA to current maturities of debt plus interest and cash paid for taxes greater than 1.50, a ratio of funded debt to EBITDA not to exceed 3.25 and a requirement of liquid assets (cash and cash equivalents) to be greater than or equal to $2.5 million at all times.

The Company did not meet its financial covenants with respect to its indebtedness at March 31, 2009 and does not expect that it will be able to meet all of its financial covenants under the Credit Agreement for the next 12 months. The Company received a waiver of the financial covenants relating to the above financing from its commercial bank as of March 31, 2009.

As of March 31, 2009, the Company has classified the balance of its long-term obligations under the Credit Agreement of $1,000 as current debt in the consolidated balance sheet as the Company believes it is probable that there will be a violation of the same covenants within the next 12 months if the covenant terms are not amended. If the Company is unable to obtain a waiver of future debt covenant violations, the Company will be unable to draw upon its line of credit until such violations are cured. As of March 31, 2009, the Company is not required to repay these long-term debt obligations within 12 months and expects to amend the Credit Agreement before December 31, 2009 to allow the Company to meet its financial covenants and reclassify these long-term obligations from current to non-current in the consolidated balance sheet.

As of March 31, 2009, the outstanding balance on all of the Company’s commercial bank debt was $1,505. This indebtedness is secured by substantially all of the Company’s assets.

8.	INCOME TAXES

SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”) requires a company to evaluate its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. In accordance with SFAS No. 109, the Company had a full valuation allowance offsetting its United States federal and state net deferred tax assets which primarily represent net operating loss carryforwards (“NOLs”) at December 31, 2008. During the three-month period ended March 31, 2009, the Company’s management concluded that the full valuation allowance for United States federal and state net deferred tax assets is appropriate as the facts and circumstances have not changed since the year ended December 31, 2008.

The Company is subject to U.S. federal and UK income tax, as well as income taxes of multiple state jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Upon adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement 109 and at March 31, 2009, the Company had no interest or penalties accrued related to uncertain tax positions due to the available net operating loss carryforwards.

As of January 1, 2009, the Company provided a liability for approximately $487 of unrecognized tax benefits, which if recognized in a period where there was not a full valuation allowance, would affect the effective tax rate.

For the quarter ended March 31, 2009, unrecognized tax benefits increased $8 to $495, which if recognized in a period where there was not a full valuation allowance, would affect the effective tax rate.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements reflecting the current expectations of Strategic Diagnostics Inc. and its subsidiaries (the “Company” or “SDI”). In addition, when used in this quarterly report, the words “anticipate,” “enable,” “estimate,” “intend,” “expect,” “believe,” “potential,” “may,” “will,” “should,” “project” and similar expressions as they relate to the Company are intended to identify said forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, which may cause actual results to differ from those anticipated at this time. Such risks and uncertainties include, without limitation, changes in demand for products, delays in product development, delays in market acceptance of new products, retention of customers, attraction and retention of management and key employees, adequate supply of raw materials, inability to obtain or delays in obtaining third party approvals or required government approvals, the ability to meet increased market demand, competition, protection of intellectual property, non-infringement of intellectual property, seasonality, the ability to obtain financing and other factors more fully described in the Company’s public filings with the U.S. Securities and Exchange Commission, including, without limitation, its Annual Report on Form 10-K for the year ended December 31, 2008.

Background

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

The Company continues to develop multiple channels to market products worldwide through an approach that includes direct sales, inside sales, distributors and agents. The Company increased distribution for its food pathogen products in Europe and Asia where there is growing demand for the Company’s product line.

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

Results of Operations

Three Months Ended March 31, 2009 versus Three Months Ended March 31, 2008

Revenues for the first quarter of 2009 decreased 4% to $6.9 million, compared to $7.2 million for the same period in 2008. The decrease in revenues in the first quarter of 2009 was primarily the result of a 31% decrease in sales of Ag-GMO products and a 4% decrease in the sale of antibody products when comparing the first quarter of 2009 to the first quarter of 2008. These decreases were partially offset by a 7% increase in sales of food pathogen products and a 2% increase in the sale of water and environmental products, all as described below.

Antibody Products

Antibody revenues decreased 4% to $3.7 million for the first quarter of 2009, compared to $3.8 million for the same quarter in 2008. The Company recorded a significant increase in sales of products utilizing its GAT ™ platform of 47% to $350,000 and an increase of 20% to $1.2 million in sales of its bulk antibody offerings. These increases were offset by decreased sales of custom monoclonal products of 38% to $678,000 and custom polyclonal products of 6% to $1.4 million. These decreased sales are primarily the result of a reduced number of completed monoclonal projects and a reduced number of polyclonal orders received during the three months ended March 31, 2009.

Food Safety Products

Food safety revenues decreased 9% to $2.0 million for the first quarter of 2009 compared to $2.2 million in the first quarter of 2008. Food pathogen sales increased 7% in the first quarter of 2009 as compared to the first quarter of 2008. The Company continues to see revenue gains with its RapidChek® SELECT™ for Salmonella products. Ag-GMO product sales were down $285,000, or 31%, for the first quarter of 2009 as compared to the first quarter of 2008. This decrease is primarily attributable to decreased demand for the Company’s testing products in Brazil and reduced demand for products that detect the StarlinkTM trait in grains.

Water and Environmental Products

Water and environmental products revenue was $1.1 million for each of the first quarters of 2009 and 2008.

Gross profits (defined as total revenues less manufacturing costs) for the first quarter of 2009 was $3.8 million compared to $4.0 million for the same period in 2008. Gross margins were 55% and 56% for the first quarters of 2009 and 2008, respectively. The decrease in margins was primarily attributable to decreased levels of production creating a higher cost per unit.

Operating expenses for the first quarter of 2009 increased 3% to $7.5 million, compared to $7.2 million for the first quarter of 2008. This increase was primarily attributable to a 17% increase in selling, general and administrative costs, partially offset by a 29% decrease in research and development costs and a 1% decrease in manufacturing costs, all as described below.

Research and development spending was $663,000, or 10% of net revenues, in the first quarter of 2009, compared to $940,000, or 13% of net revenues, in the first quarter of 2008. This decrease was primarily due to decreased spending and effort on development of the Company’s proprietary SEQer™ antibodies, which are produced by the Company’s GAT ™ platform and are being sold through the Company’s antibody catalog.

Selling, general and administrative expenses were $3.7 million for the first quarter of 2009, compared to $3.2 million for the same quarter in 2008. The increase is primarily associated with severance charges for management changes and the Company’s continued expansion of its sales and marketing efforts to strengthen the Company’s life sciences position.

The Company recorded net interest income of $5,000 in the first quarter of 2009 compared to $62,000 in the prior year first quarter. The decrease was primarily due to lower interest rates received on decreased levels of invested cash and cash equivalents during the first quarter of 2009.

The Company’s effective rate was 2% for the three month period ended March 31, 2009 and approximately 48% for the three month period ended March 31, 2008. This decrease is primarily due to the full valuation allowance placed against U.S. federal and state deferred tax assets as of March 31, 2009.

Net loss in the first quarter of 2009 was $561,000, or $0.03 per diluted share, compared to a net loss of $12,000, or $0.00 per diluted share, for the same period in 2008. Diluted shares utilized in these computations were 20.0 million and 20.4 million for the first quarters of 2009 and 2008, respectively.

Liquidity and Capital Resources

The net cash used in operating activities of $564,000 for the first quarter of 2009 compared to net cash used in operating activities of $68,000 for the first quarter of 2008. The net cash used in operating activities for the first quarter of 2009 was primarily the result of the net loss recorded in the period, and increases in other current assets and deferred revenues and decreases in accrued expenses, accounts payable and inventories. The increase in other current assets was primarily the result of the purchase of insurance for 2009, while the decrease in accrued expenses is primarily attributable to reductions in accrued commissions and salaries.

Net cash used in investing activities of $193,000 for the first quarter of 2009 related to the capital expenditures for the period. This compares to net cash used in investing activities of $325,000 for the first quarter of 2008. The capital expenditures for the first quarter of 2009 were primarily related to computer and electronic equipment. In the first quarter of 2008, the capital expenditures were primarily related to purchases of laboratory and manufacturing equipment.

Net cash used in financing activities of $149,000 and $135,000 for the first quarters of 2009 and 2008, respectively, was primarily the result of scheduled debt repayments.

The Company’s working capital, current assets less current liabilities, decreased $117,000 to $14.1 million at March 31, 2009 from $14.2 million at December 31, 2008.

On May 5, 2000, the Company entered into a financing agreement with a commercial bank which was amended on October 1, 2008 (the “Credit Agreement”). The Credit Agreement provides for up to a $5.0 million revolving line of credit, none of which was outstanding and all of which was available at March 31, 2009. The revolving line of credit bears a variable interest rate of between 150 basis points and 250 basis points over the one month LIBOR rate depending upon the ratio of the Company’s funded debt to EBITDA. The Company’s annual effective rate of interest on this line of credit, taking into account the variable interest rate and LIBOR, was approximately 3.00% at March 31, 2009.

On December 13, 2001, the Company received a term loan under the Credit Agreement to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $1.5 million in financing, $105,000 of which was outstanding at March 31, 2009, and is repayable over seven years, with principal payments that began on October 1, 2002. The loan bears a variable interest rate of 100 basis points less than the current Prime Interest Rate. Payments are due monthly, with equal amortization of principal payments plus interest. The Company’s annual effective rate of interest on this loan at March 31, 2009 was approximately 2.25%.

On August 21, 2007, the Company received a term loan under the Credit Agreement to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $2.0 million in financing, $1.4 million of which was outstanding at March 31, 2009, and is repayable over five years, with principal payments that began on October 1, 2007. The loan bears a fixed interest rate of 5.961% with equal amortization of principal payments plus interest.

Under the Credit Agreement, the Company is required to meet certain quarterly financial covenants that include a ratio of EBITDA to current maturities of debt plus interest and cash paid for taxes greater than 1.50, a ratio of funded debt to EBITDA not to exceed 3.25 and a requirement of liquid assets (cash and cash equivalents) to be greater than or equal to $2.5 million at all times.

The Company did not meet its financial covenants with respect to its indebtedness at March 31, 2009 and does not expect that it will be able to meet all of its financial covenants under the Credit Agreement for the next 12 months. The Company received a waiver of the financial covenants relating to the above financing from its commercial bank as of March 31, 2009 and expects it will receive waivers of the financial covenants until such covenants are amended.

As of March 31, 2009, the Company has classified the balance of its long-term obligations under the Credit Agreement of $1.0 million as current debt in the consolidated balance sheet as the Company believes it is probable that there will be a violation of the same covenants within the next 12 months if the covenant terms are not amended. If the Company is unable to obtain a waiver of future debt covenant violations, the Company will be unable to draw upon its line of credit until such violations are cured. As of March 31, 2009, the Company is not required to repay these long-term debt obligations within 12 months and expects to amend the Credit Agreement before December 31, 2009 to allow the Company to meet its financial covenants and reclassify these long-term obligations from current to non-current in the consolidated balance sheet.

As of March 31, 2009, the outstanding balance on all of the Company’s commercial bank debt was $1.5 million. This indebtedness is secured by substantially all of the Company’s assets.

For the quarter ended March 31, 2009, the Company satisfied all of its cash requirements from cash available and on-hand. At March 31, 2009, the Company had $1.5 million in debt and stockholders’ equity of $20.9 million.

Based upon its cash and cash equivalents on hand, credit facilities, current product sales and the anticipated sales of new products, the Company believes it has, or has access to, sufficient resources to meet its operating requirements through the next 12 months. The Company’s ability to meet its long-term capital needs will depend on a number of factors, including compliance with existing and new loan covenants, the success of its current and future products, the focus and direction of its research and development programs, competitive and technological advances, future relationships with corporate partners, government regulation, the Company’s marketing and distribution strategy, its successful sale of additional common stock and/or the Company successfully locating and obtaining other financing, and the success of the Company’s plan to make future acquisitions. Accordingly, no assurance can be given that the Company will be able to meet the future liquidity requirements that may arise from these inherent and similar uncertainties.

Non-GAAP Financial Measures

The Company presents an earnings before interest, tax, depreciation and amortization (“EBITDA”) measure as the Company believes this provides investors and the Company’s management with additional information to measure the Company’s liquidity. EBITDA measures are not a measure of performance under GAAP, and therefore should not be considered in isolation or as a substitute for net loss or cash flows from operations. Additionally, the Company’s EBITDA calculations may differ from the EBITDA calculations for other companies.

The Company excludes stock compensation expense from its measure of EBITDA. The calculation of the Company’s EBITDA measure (as discussed above), and the reconciliation of the Company’s EBITDA measure to net cash provided by operating activities for the three months ended March 31, 2009 and 2008, respectively, is as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Net cash used in operating activities	$(564)	$(68)
Changes in assets and liabilities:
Receivables	(512)	(545)
Inventories	104	(205)
Other current assets	576	633
Other assets	(82)	—
Accounts payable	269	83
Accrued expenses	507	774
Deferred revenue	(300)	(70)
Other non-current liabilities	—	(1)
Net change in deferred income tax	(12)	(35)
Income tax provision	(12)	(11)
Stock compensation expense	(218)	(252)
Interest income, net	(5)	(62)
EBITDA	$(249)	$241

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has exposure to changing interest rates, and is currently not engaged in hedging activities. Interest on approximately $105,000 of outstanding indebtedness is at a variable rate of 1% less than the published prime interest rate. At the Company’s current level of indebtedness, each 1% change in the variable interest rate will have an effect of $1,000 on the Company’s annual interest expense charges.

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

Item 4. Controls and Procedures

(a)        Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)       Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

Item 5. Other Information

On May 14, 2009, the Company and Stanley Fronczkowski (“Fronczkowski”) entered into Amendment No. 1, effective as of April 3, 2009, to the December 8, 2008 Separation Agreement and General Release by and between the Company and Fronczkowski (the “Separation Agreement”). Under Amendment No. 1, the date on which Fronczkowski is to be released from employment by SDI has been extended to July 3, 2009; through that date, Fronczkowski will remain the Company’s Vice President – Finance and Chief Financial Officer. Under Amendment No. 1, the date through which Fronczkowski will receive benefits has been extended to January 31, 2010, and the Company has agreed, in satisfaction of its obligation under the Separation Agreement to provide Fronczkowski with up to $20,000 worth of outplacement services to Fronczkowski, to instead pay Fronczkowski in cash the amount of $20,000. A copy of Amendment No. 1 is attached to this Form 10-Q as Exhibit 33.1.

Also, on May 12, 2009, the Company’s Board of Directors determined to revise the Company’s director compensation policy. The changes are not designed to alter in a material respect, from an economic standpoint, the overall value to the directors of the compensation paid to them.

As under the existing policy, non-employee directors will continue to receive under the new policy, upon their election to the Board, a non-statutory option to purchase, at the fair market value, which is equal to the greater of $1.50 and the closing price of the Common Stock on the date of grant, shares of Common Stock with an aggregate value of $30,000. This option is immediately vested with respect to one-third of the option shares, with the remaining shares vesting in a series of two (2) successive equal annual installments upon the optionee’s completion of each year of service as a Board member.

Each non-employee Board member shall also receive an annual base retainer in cash of $25,000, an increase from the $14,000 annual base retainer which had been payable in restricted shares of Common Stock. Directors will no longer receive payments for meeting attendance; previously directors had received $1,000 for each Board meeting attended and $500 for each committee meeting attended.

The $20,000 payable to the Chairman of the Board and the $10,000 payable to the Chairman of the Audit Committee as annual base retainers will be payable in cash rather than in restricted shares of Common Stock. In addition, payments made for service in other leadership and committee membership positions are modified under the new policy, and shall all be payable in cash.

Finally, the new policy provides that on the date of each annual meeting of stockholders, each individual who is to continue to serve as a non-employee Board member following that meeting shall be granted (i) a non-statutory option to purchase 10,000 shares of Common Stock (increased from 8,000 shares) with an exercise price per share that is equal to the greater of $1.50 or the closing price of the Common Stock on the date of grant and a term of seven years and (ii) 2,500 shares of the Common Stock, which such options and restricted stock shall vest in two (2) successive equal annual installments upon the first two anniversaries of the date of grant.

Item 6. Exhibits

10.1	Amendment No. 1, effective as of April 3, 2009, to the Seperation Agreement by and between the Company and Stanley Fronczkowski.

31.1	Certifications of the Chief Executive Officer of Strategic Diagnostics Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certifications of the Chief Financial Officer of Strategic Diagnostics Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer of Strategic Diagnostics Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Strategic Diagnostics Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC DIAGNOSTICS INC.

Date: May 15, 2009	/s/ Francis M. DiNuzzo
Francis M. DiNuzzo
President, Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2009	/s/ Stanley A. Fronczkowski
Stanley A. Fronczkowski
Vice President – Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)