Form 10-Q
period 2009-06-30
STRATEGIC DIAGNOSTICS INC/DE/
filed 2009-08-14
CIK 911649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

As of August 10, 2009, there were 20,784,254 outstanding shares of the Registrant’s common stock, par value $.01 per share.

STRATEGIC DIAGNOSTICS INC.

INDEX

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current Assets :
Cash and cash equivalents	$6,204	$9,980
Restricted cash	2,703	-
Receivables, net	3,739	4,099
Inventories	3,905	3,890
Deferred tax asset	3	3
Other current assets	832	534
Total current assets	17,386	18,506

Property and equipment, net	5,112	5,275
Other assets	33	107
Deferred tax asset	45	71
Intangible assets, net	1,492	1,562
Total assets	$24,068	$25,521

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities :
Current portion of long-term debt	$453	$1,658
Accounts payable	415	691
Accrued expenses	1,562	1,860
Deferred revenue	281	64
Total current liabilities	2,711	4,273

Long-term debt	900	-

Stockholders' Equity:
Preferred stock, $.01 par value, 20,920,648 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.01 par value, 35,000,000 shares authorized,
20,780,243 and 20,680,522 issued
at June 30, 2009 and December 31, 2008, respectively	208	206
Additional paid-in capital	40,734	40,345
Treasury stock, 406,627 common shares at cost
at June 30, 2009 and December 31, 2008	(555)	(555)
Accumulated deficit	(19,920)	(18,625)
Cumulative translation adjustments	(10)	(123)
Total stockholders' equity	20,457	21,248
Total liabilities and stockholders' equity	$24,068	$25,521

 The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Revenues	$6,853	$6,584	$13,755	$13,739

OPERATING EXPENSES:
Manufacturing	3,223	3,184	6,320	6,306
Research and development	820	921	1,483	1,861
Selling, general and administrative	3,524	4,123	7,244	7,301
Total operating expenses	7,567	8,228	15,047	15,468

Operating loss	(714)	(1,644)	(1,292)	(1,729)

Interest income, net	-	37	5	99

Loss before taxes	(714)	(1,607)	(1,287)	(1,630)

Income tax expense (benefit)	20	(526)	8	(537)

Net loss	(734)	(1,081)	(1,295)	(1,093)

Basic loss per share	$(0.04)	$(0.05)	$(0.06)	$(0.05)

Shares used in computing basic
loss per share	20,105,814	20,389,458	20,070,882	20,382,501

Diluted loss per share	$(0.04)	$(0.05)	$(0.06)	$(0.05)

Shares used in computing diluted
loss per share	20,105,814	20,389,458	20,070,882	20,382,501

The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Six Months
	Ended June 30,
	2009	2008

Cash Flows from Operating Activities :
Net loss	$(1,295)	$(1,093)
Adjustments to reconcile net loss to net
cash used in operating activities :
Depreciation and amortization	653	660
Share-based compensation expense	375	400
Deferred income tax provision	26	(572)
(Increase) decrease in :
Receivables	360	158
Inventories	(15)	240
Other current assets	(298)	(445)
Other assets	81	3
Increase (decrease) in :
Accounts payable	(276)	(144)
Accrued expenses	(298)	(45)
Deferred revenue	217	5
Net cash used in operating activities	(470)	(833)

Cash Flows from Investing Activities :
Purchase of property and equipment	(419)	(538)
Proceeds from sale of assets	-	2

Net cash used in investing activities	(419)	(536)

Cash Flows from Financing Activities :
Proceeds from employee stock purchase plan	8	39
Restricted cash requirement	(2,703)	-
Repayments on financing obligations	(305)	(305)

Net cash used in financing activities	(3,000)	(266)

Effect of exchange rate changes on cash	113	3

Net decrease in Cash and Cash Equivalents	(3,776)	(1,632)

Cash and Cash Equivalents, Beginning of Period	9,980	12,988

Cash and Cash Equivalents, End of Period	$6,204	$11,356

Supplemental Cash Flow Disclosure :

Cash paid for taxes	11	10

Cash paid for interest	44	63

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

The Company’s Kit products portfolio includes immunoassays which represent advanced technology for rapid, cost-effective detection of food pathogens as well as water and soil contaminants. SDI’s RapidChek® and SELECT ™ kits are experiencing growing adoption for the detection of pathogens such as E. coli, Salmonella and Listeria in the production, processing and manufacturing of food and beverages.

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

The Company believes that its competitive position has been enhanced through the combination of talent, technology and resources resulting from the business development activities it has pursued since its inception. The Company has achieved meaningful economies of scale for the products it offers through the utilization of its facilities in Newark, Delaware for the manufacture of test kits and antibodies, and its facility in Windham, Maine for the manufacture of antibodies.

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

Basis of Presentation and Interim Financial Statements

The accompanying unaudited consolidated interim financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. In the opinion of management, the accompanying consolidated interim financial statements include all adjustments (all of which are of a normal recurring nature) necessary for a fair presentation of the results of operations.  The interim operating results are not necessarily indicative of the results to be expected for the entire year.

Revenue Recognition

Revenues composed of sales of immunoassay-based test kits and certain antibodies and immunochemical reagents are recognized upon the shipment of the product and transfer of title, or when related services are provided. Revenues associated with such products or services are recognized when persuasive evidence of an order exists, shipment of product has occurred or services have been provided, the price is fixed and determinable and collectability is reasonably assured. Management is required to make judgments based on actual experience about whether or not collectability is reasonably assured.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165"). SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.  Adoption of SFAS No. 165 did not have an impact on the Company’s financial position, results of operations or liquidity.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of this standard will not have a material impact on the Company’s financial statements.

Comprehensive Loss

Comprehensive loss consists of the following for each period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net loss	$(734)	$(1,081)	$(1,295)	$(1,093)

Currency translation adjustment	121	2	113	3

Total comprehensive loss	$(613)	$(1,079)	$(1,182)	$(1,090)

2.	BASIC AND DILUTED LOSS PER SHARE

Basic loss per share (EPS) is computed by dividing net loss available for common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS, except that the dilutive effect of converting or exercising all potentially dilutive securities is also included in the denominator. The Company’s calculation of diluted EPS includes the dilutive effect of stock options and restricted stock units. Basic loss per share excludes potentially dilutive securities.  For the three and six month periods ended June 30, 2009 and 2008, conversion of stock options and unvested restricted shares totaling 2,210,350 and 1,596,307 into common share equivalents were excluded from this calculation because they were anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Weighted average common shares outstanding	20,105,814	20,389,458	20,070,882	20,382,501

Shares used in computing basic
loss per share	20,105,814	20,389,458	20,070,882	20,382,501

Dilutive effect of stock options and
unvested restricted stock units	-	-	-	-

Shares used in computing diluted
loss per share	20,105,814	20,389,458	20,070,882	20,382,501

3.	SHARE-BASED COMPENSATION

Under various plans, executives, key employees and outside directors receive awards of options to purchase common stock. The Company has a stock option plan (the “2000 Plan”) which authorizes the granting of incentive and nonqualified stock options and restricted stock units. Incentive stock options are granted at not less than 100% of fair market value at the date of grant (110% for stockholders owning more than 10% of the Company’s common stock). Nonqualified stock options are granted at not less than 85% of fair market value at the date of grant. A maximum of 6,000,000 shares of common stock are issuable under the 2000 Plan. Certain additional options have been granted outside the 2000 Plan. These options generally follow the provisions of the 2000 Plan.  The Company issues new shares to satisfy option exercises and the vesting of restricted stock units.

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

Share-based compensation expense recorded in the three and six month periods ended June 30, 2009 and 2008 is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Stock options	$79	$88	$180	$225
Employee stock purchase plan	-	2	1	4
Restricted stock units	78	58	194	171

Total share-based compensation expense	$157	$148	$375	$400

The deferred income tax benefit related to share-based compensation expense for the six month period ended June 30, 2009 was $0 due to the full valuation allowance against deferred tax assets, and $101 for the six month period ended June 30, 2008.  Share-based compensation expense is a component of selling, general and administrative expense, and is recorded as a non-cash expense in the operating activities section of the Company’s Consolidated Statements of Cash Flows.

No options were exercised in the six month periods ended June 30, 2009 and 2008.  Proceeds received from employee payments into the ESPP in the six month periods ended June 30, 2009 and 2008, were $8 and $39, respectively.  These amounts are recorded in the cash flows from financing activities section of the Company’s Consolidated Statements of Cash Flows.

Information with respect to the activity of outstanding stock options granted under the 2000 Plan and options granted separately from the 2000 Plan for the six months ended June 30, 2009 is summarized as follows:

					Weighted	Aggregate
	Number				Average Remaining	Instrinsic
	of Shares	Price Range			Contractual term	Value

Balance, January 1, 2009	1,719,972	$1.50	-	$6.94

Granted	385,000	$1.10	-	$1.50
Cancelled / Forfeited	(119,629)	$2.88	-	$4.56

Balance, June 30, 2009	1,985,343	$1.10	-	$6.94	6.5 years	$1

Vested and excercisable at
June 30, 2009	1,224,395	$1.50	-	$6.94	4.8 years	$-

Expected to vest as of
June 30, 2009	1,916,368	$1.10	-	$6.94	6.4 years	$1

During the six month period ended June 30, 2009, there were 385,000 options granted with a weighted average grant date fair value, based on a Black-Scholes option pricing model, of $0.69 per share.  The assumptions used in the Black-Scholes model are as follows: dividend yield 0%, expected volatility 51.26%, risk-free interest rate 2.48% and expected life of 5.88 years.  The Company uses the Simplified Method for determining the expected life of options granted which is computed using the sum of the average vesting period and the contractual life of the option and dividing by 2, for all periods presented.

The following table provides additional information about the Company’s stock options outstanding and exercisable at June 30, 2009:

			Options Outstanding			Options Exercisable
				Weighted Average			Wtd. Average
Range of			Number of	Remaining	Exercise	Number of	Exercise
Exercise Prices			Shares	Contractual Life	Price	Shares	Price

$1.10	-	$2.61	748,700	9.0 Years	$1.58	82,250	$2.26
$3.05	-	$3.57	266,400	4.8 Years	$3.33	266,400	$3.33
$3.69	-	$6.94	970,243	5.1 Years	$4.12	875,745	$4.10
$1.10	-	$6.94	1,985,343	6.5 Years	$3.06	1,224,395	$3.81

A summary of the status of the Company’s unvested restricted stock as of December 31, 2008 and changes during the six month period ended June 30, 2009 is presented below.

		Weighted Average
		Grant Date	Aggregate
	Shares	Fair Value	Intrinsic Value

Non-vested RSU's at January 1, 2009	296,406	$2.28
Granted	64,500	$1.26
Vested	(124,532)	$2.12
Cancelled / forfeited	(11,367)	$3.69

Non-vested RSU's at June 30, 2009	225,007	$2.00	$261

Expected to vest at June 30, 2009	214,159	$1.96	$248

Restricted stock granted is generally scheduled to vest over periods of two to four years. The cost of the grant is charged to operations over the vesting period.  At June 30, 2009, the weighted average remaining term of non-vested restricted stock was 1.9 years.

4.	INVENTORIES

The Company’s inventories are valued at the lower of cost or market. For inventories that consist primarily of test kit components, bulk serum and antibody products, cost is determined using the first in, first out method. For inventories that consist of costs associated with the production of custom antibodies, cost is determined using the specific identification method. At June 30, 2009 and December 31, 2008, inventories consisted of the following:

	June 30,	December 31,
	2009	2008

Raw materials	$1,169	$1,216
Work in progress	1,190	946
Finished goods	1,546	1,728
Inventories	$3,905	$3,890

5.	INTANGIBLE ASSETS

At June 30, 2009 and December 31, 2008, intangible assets consisted of the following:

	June 30,	December 31,
	2009	2008	Lives
Intangible assets	2,614	2,614	2-20
Less: Accumulated amortization	(1,122)	(1,052)
Net intangible assets	$1,492	$1,562

6.	DEBT

On May 5, 2000, the Company entered into a financing agreement with a commercial bank which was amended on May 15, 2009 (as amended, the “Credit Agreement”).  The Credit Agreement provided for up to a $1 million revolving line of credit, none of which was outstanding at June 30, 2009. The revolving line of credit bore a variable interest rate of between 150 basis points and 250 basis points over the one month LIBOR rate depending upon the ratio of the Company’s funded debt to EBITDA. The Company’s annual effective rate of interest on this line of credit, taking into account the variable interest rate and LIBOR, was 2.82% at June 30, 2009.

On December 13, 2001, the Company received a term loan under the Credit Agreement to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $1.5 million in financing, $53,000 of which was outstanding at June 30, 2009, and is repayable over seven years, with principal payments that began on October 1, 2002. The loan bears a variable interest rate of 100 basis points less than the current Prime Interest Rate. Payments are due monthly, with equal amortization of principal payments plus interest. The Company’s annual effective rate of interest on this loan at June 30, 2009 was 2.25%.

On August 21, 2007, the Company received a term loan under the Credit Agreement to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $2 million in financing, $1.3 million of which was outstanding at June 30, 2009, and is repayable over five years, with principal payments that began on October 1, 2007. The loan bears a fixed interest rate of 5.96% with equal amortization of principal payments plus interest.

As of June 30, 2009, the outstanding balance on all of the Company’s commercial bank debt was $1.4 million. This indebtedness and the Company’s $1 million unused line of credit is secured by $2.7 million in restricted cash as required by the May 15, 2009 amendment to the Company’s Credit Agreement.

Under the Credit Agreement, the Company was required to meet certain quarterly financial covenants that included maintaining a minimum tangible net worth of not less than $18.5 million and EBITDA of not less than $100,000 for the quarter ended June 30, 2009.

The Company did not meet its financial covenants with respect to its indebtedness at June 30, 2009. The Company received a waiver of the financial covenants relating to the Credit Agreement from its commercial bank as of June 30, 2009.

On August 12, 2009, the Credit Agreement was amended to eliminate the revolving line of credit, remove the financial covenants requiring minimum EBITDA and tangible net worth amounts, and reduce the restricted cash requirement from $2.7 million to $1.25 million.

7.	INCOME TAXES

SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”) requires a company to evaluate its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required.  In accordance with SFAS No. 109, the Company had a full valuation allowance offsetting its United States federal and state net deferred tax assets which primarily represent net operating loss carryforwards (“NOLs”) at December 31, 2008.  During the six month period ended June 30, 2009, the Company’s management concluded that the full valuation allowance for U.S. federal and state net deferred tax assets is appropriate as the facts and circumstances have not changed since the year ended December 31, 2008.

The Company is subject to U.S. federal and UK income tax, as well as income taxes of multiple state jurisdictions.   The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  Upon adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement 109, and at June 30, 2009, the Company had no interest or penalties accrued related to uncertain tax positions due to the available NOLs.

As of January 1, 2009, the Company provided a liability for approximately $487 of unrecognized tax benefits, which if recognized in a period where there was not a full valuation allowance, would affect the effective tax rate.  For the six months ended June 30, 2009, unrecognized tax benefits increased $36 to $523, which if recognized in a period where there was not a full valuation allowance, would affect the effective tax rate.

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

8.	SUBSEQUENT EVENTS

The Company has evaluated all events subsequent to the balance sheet date of June 30, 2009 through the date of issuance, August 14, 2009.

Organizational Changes

On July 9, 2009, the Company announced to its employees that the Company’s Life Science facility in Dallas, Texas would be closing in the third quarter of 2009.  The Company expects to record charges of approximately $200,000 in the third quarter of 2009 related to severance, relocation and lease cancellation costs.

Change to Debt Agreement

On August 12, 2009 the Company amended its Credit Agreement with a commercial bank.  The amendment includes a cancellation of the $1 million line of credit, the removal of the financial covenants requiring minimum EBITDA and tangible net worth amounts and a reduction in the restricted cash to be held as collateral from $2.7 million to $1.25 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements reflecting the current expectations of Strategic Diagnostics Inc. and its subsidiaries (the “Company” or “SDI”). In addition, when used in this quarterly report, the words “anticipate,” “enable,” “estimate,” “intend,” “expect,” “believe,” “potential,” “may,” “will,” “should,” “project” and similar expressions as they relate to the Company are intended to identify said forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, which may cause actual results to differ from those anticipated at this time. Such risks and uncertainties include, without limitation, changes in demand for products, delays in product development, delays in market acceptance of new products, retention of customers, attraction and retention of management and key employees, adequate supply of raw materials, inability to obtain or delays in obtaining third party approvals or required government approvals, the ability to meet increased market demand, competition, protection of intellectual property, non-infringement of intellectual property, seasonality, the ability to obtain financing and other factors more fully described in the Company’s public filings with the U.S. Securities and Exchange Commission, including, without limitation, the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Background

SDI is a biotechnology company with a core mission of developing, commercializing and marketing innovative and proprietary products, services and solutions that preserve and enhance the quality of human health and wellness.

The Company believes that its competitive position has been enhanced through the combination of talent, technology and resources resulting from the business development activities it has pursued since its inception. The Company has achieved meaningful economies of scale for the products it offers through the utilization of its consolidated facilities in Newark, Delaware for the manufacture of test kits and antibodies, and its facility located in Windham, Maine for the manufacture of antibodies.

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

In 2008, the Company continued the transition from a fragmented product offering and marketing strategy to becoming a focused organization, with proven proprietary technologies tied directly to its customers’ needs. The transition is most evident in the Genomic Antibody Technology™ (GAT™) initiative and food pathogen detection products, where the Company believes significant progress is being made.

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

Results of Operations

Three Months Ended June 30, 2009 versus Three Months Ended June 30, 2008

Revenues for the second quarter of 2009 increased 4% to $6.9 million, compared to $6.6 million for the same period in 2008. The increase in revenues in the second quarter of 2009 was primarily the result of a 16% increase in sales of life science products,  partially offset by a 5% decline in sales of kit products.

Life Science Products

Life science revenues increased 16% to $3.3 million for the second quarter of 2009, compared to $2.9 million for the same quarter in 2008.  The Company recorded increases across all of its product offerings.  Sales of products utilizing its GAT ™ platform increased 45% to $434,000, bulk antibody sales increased 33% to $738,000, sales of custom polyclonal products increased 7% to $1.4 million and sales of custom monoclonal products increased 2% to $699,000.  This increase in life science revenues was primarily the result of growing demand for the Company’s GAT TM products.

Kit Products

Kit product revenues decreased 5% to $3.5 million in second quarter of 2009 as compared to $3.7 million in the second quarter of 2008, as described below.

Sales of food pathogen products increased 1% to $1.4 million in the second quarter of 2009 as compared to the second quarter of 2008.  Ag-GMO product sales decreased 10% to $597,000, in the second quarter of 2009 as compared to the second quarter of 2008 primarily attributable to decreased demand for the Company’s testing products in Brazil and reduced demand for products that detect the StarlinkTM  trait in grains.  Water and environmental products revenue decreased 8% to $1.5 million in the second quarter of 2009 as compared to the second quarter of 2008 primarily attributable to lower sales of water testing equipment into China.

Gross profits (defined as total revenues less manufacturing costs) for the second quarter of 2009 were $3.6 million compared to $3.4 million for the same period in 2008. Gross margins were 53% and 52% for the second quarters of 2009 and 2008, respectively. The increase in margins was primarily attributable to increased production volumes in the antibody business which created a lower per unit cost of sale.

Operating expenses for the second quarter of 2009 decreased 8% to $7.6 million, compared to $8.2 million for the second quarter of 2008.   This decrease was primarily attributable to a 15% decrease in selling, general and administrative costs, and an 11% decrease in research and development costs, partially offset by a 1% increase in manufacturing costs, all as described below.

Research and development spending was $820,000, or 12% of revenues, in the second quarter of 2009, compared to $921,000, or 14% of revenues, in the second quarter of 2008.  This decrease was primarily due to decreased spending and effort on development of the Company’s proprietary SEQer™ antibodies, which are produced by the Company’s GAT ™ platform and are being sold through the Company’s antibody catalog.

Selling, general and administrative expenses were $3.5 million for the second quarter of 2009, compared to $4.1 million for the same quarter in 2008. The decrease is primarily associated with the absence of severance charges incurred in the 2008 period for the Company’s former Chief Executive Officer.

The Company had no net interest income in the second quarter of 2009 compared to $37,000 in the second quarter of 2008. The decrease was primarily due to lower interest rates received on decreased levels of invested cash and cash equivalents during the second quarter of 2009.

The Company’s effective income tax rate was 3% for the three month period ended June 30, 2009 and approximately 33% for the three month period ended June 30, 2008.  This decrease is primarily due to the full valuation allowance placed against U.S. federal and state deferred tax assets as of June 30, 2009.

Net loss in the second quarter of 2009 was $734,000, or $0.04 per diluted share, compared to a net loss of $1.1million, or $0.05 per diluted share, for the same period in 2008. Diluted shares utilized in these computations were 20.1 million and 20.4 million for the second quarters of 2009 and 2008, respectively.

Six Months Ended June 30, 2009 versus Six Months Ended June 30, 2008

Revenues for the six months ended June 30, 2009 were $13.8 million, which are comparable to the same period in 2008.

Life Science Products

Life Science revenues increased 5% to $7.0 million for the six months ended June 30, 2009, compared to $6.7 million for the same period in 2008.  Sales of products utilizing the Company’s GAT ™ platform increased 46% to $784,000, bulk antibody sales increased 24% to $1.9 million and sales of custom polyclonal products remained flat at $2.7 million.  Sales of custom monoclonal products decreased 23% to $1.4 million.  This increase in life science revenues was primarily the result of growing demand for the Company’s GAT TM products.

Kit Products

Kit product revenues decreased 4% to $6.7 million in the six months ended June 30, 2009 as compared to $7.0 million for the same period in 2008, as described below.

Sales of food pathogen products increased 4% to $2.8 million in the 2009 period as compared to the 2008 period.  Ag-GMO product sales decreased 22% to $1.2 million for the 2009 period as compared to the 2008 period primarily attributable to decreased demand for the Company’s testing products in Brazil and reduced demand for products that detect the StarlinkTM  trait in grains.  Water and environmental products revenue decreased 4% to $2.6 million for the first six months of 2009 as compared to the first six months of 2008 primarily attributable to lower sales of water testing equipment into China.

Gross profits (defined as total revenues less manufacturing costs) and gross margins remained the same for the first six months of 2009 and 2008, at $7.4 million and 54%, respectively.

Operating expenses for the six months ended June 30, 2009 decreased 3% to $15.0 million, compared to $15.5 million for the six months ended June 30, 2008.   This decrease was primarily attributable to a 20% decrease in research and development costs and a 1% decrease in selling, general and administrative costs all as described below.

Research and development spending was $1.5 million, or 11% of net revenues, in the first six months of 2009, compared to $1.9  million, or 14% of net revenues, in the first six months of 2008.  This decrease was primarily due to decreased spending and effort on development of the Company’s proprietary SEQer™ antibodies, which are produced by the Company’s GAT ™ platform and are being sold through the Company’s antibody catalog.

Selling, general and administrative expenses were $7.2 million for the six months ended June 30, 2009, compared to $7.3 million for the six months ended June 30, 2008. The decrease is primarily associated with the reduction of severance charges incurred in the 2008 period for the Company’s former Chief Executive Officer, partially offset by higher costs for incentives and professional fees.

The Company recorded $5,000 in net interest income in the six months ended June 30, 2009 compared to $99,000 in the six months ended June 30, 2008. The decrease was primarily due to lower interest rates received on decreased levels of invested cash and cash equivalents during the 2009 period.

The Company’s effective income tax rate was 0% for the six month period ended June 30, 2009 and approximately 33% for the six month period ended June 30, 2008.  This decrease is primarily due to the full valuation allowance placed against U.S. federal and state deferred tax assets as of June 30, 2009.

Net loss in the six months ended June 30, 2009 was $1.3 million, or $0.06 per diluted share, compared to a net loss of $1.1million, or $0.05 per diluted share, for the six months ended June 30, 2008. Diluted shares utilized in these computations were 20.1 million and 20.4 million for the 2009 and 2008 periods, respectively.

Liquidity and Capital Resources

The net cash used in operating activities of $470,000 for the first six months of 2009 compares to net cash used in operating activities of $833,000 for the first six months of 2008.  The net cash used in operating activities for the 2009 period was primarily the result of the net loss recorded in the period, increases in other current assets and decreases in accrued expenses and accounts payable.  The net cash used in operating activities for the 2008 period was primarily the result of the net loss recorded in the period, deferred income tax provision and an increase in other current assets.

Net cash used in investing activities of $419,000 for the first six months of 2009 related to the capital expenditures for the period. This compares to net cash used in investing activities of $536,000 for the first six months of 2008. The capital expenditures for the 2009 period were primarily related to computer and electronic equipment.  The capital expenditures for the 2008 period were primarily related to purchases of laboratory equipment.

Net cash used in financing activities of $3.0 million in the first six months of 2009 was primarily attributable to the Company’s requirement to have $2.7 million in restricted cash in connection with the May 15, 2009 amendment to the Company’s Credit Agreement, which is described below, as well as scheduled debt payments.  Net cash used in financing activities of $266,000 for the first six months of 2008 was primarily the result of scheduled debt repayments.

The Company’s working capital (current assets less current liabilities) was $14.7 million at June 30, 2009 compared to $14.2 million at December 31, 2008.

On May 5, 2000, the Company entered into a financing agreement with a commercial bank which was amended on May 15, 2009 (as amended, the “Credit Agreement”).  The Credit Agreement provided for up to a $1 million revolving line of credit, none of which was outstanding at June 30, 2009. The revolving line of credit bore a variable interest rate of between 150 basis points and 250 basis points over the one month LIBOR rate depending upon the ratio of the Company’s funded debt to EBITDA. The Company’s annual effective rate of interest on this line of credit, taking into account the variable interest rate and LIBOR, was 2.82% at June 30, 2009.

On December 13, 2001, the Company received a term loan under the Credit Agreement to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $1.5 million in financing, $53,000 of which was outstanding at June 30, 2009, and is repayable over seven years, with principal payments that began on October 1, 2002. The loan bears a variable interest rate of 100 basis points less than the current Prime Interest Rate. Payments are due monthly, with equal amortization of principal payments plus interest. The Company’s annual effective rate of interest on this loan at June 30, 2009 was 2.25%.

On August 21, 2007, the Company received a term loan under the Credit Agreement to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $2 million in financing, $1.3 million of which was outstanding at June 30, 2009, and is repayable over five years, with principal payments that began on October 1, 2007. The loan bears a fixed interest rate of 5.96% with equal amortization of principal payments plus interest.

As of June 30, 2009, the outstanding balance on all of the Company’s commercial bank debt was $1.4 million. This indebtedness and the Company’s $1 million unused line of credit is secured by $2.7 million in restricted cash as required by the May 15, 2009 amendment to the Company’s Credit Agreement.

Under the Credit Agreement, the Company was required to meet certain quarterly financial covenants that included maintaining a minimum tangible net worth of not less than $18.5 million and EBITDA of not less than $100,000 for the quarter ended June 30, 2009.

The Company did not meet its financial covenants with respect to its indebtedness at June 30, 2009. The Company received a waiver of the financial covenants relating to the above financing from its commercial bank as of June 30, 2009.

On August 12, 2009, the Credit Agreement was amended to eliminate the revolving line of credit, remove the financial covenants requiring minimum EBITDA and tangible net worth amounts, and reduce the restricted cash requirement from $2.7 million to $1.25 million.

For the six months ended June 30, 2009, the Company satisfied all of its cash requirements from cash available and on-hand.  At June 30, 2009, the Company had $1.4 million in debt and $20.5 million in stockholders’ equity.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has exposure to changing interest rates, and is currently not engaged in hedging activities. Interest on approximately $53,000 of outstanding indebtedness is at a variable rate of 1% less than the published prime interest rate.  At the Company’s current level of indebtedness, each 1% change in the variable interest rate will have an effect of $500 on the Company’s annual interest expense charges.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On May 12, 2009, the Company held its Annual Meeting of Stockholders (the “Meeting”).  At the Meeting, the stockholders elected two directors of the Company to serve for a two-year term until the 2011 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified.  The vote on each director is set forth below (there were no abstentions or broker non-votes):

Name	For	Withheld
Steven R. Becker	15,929,079	1,973,151
Francis M. DiNuzzo	17,270,518	631,712

The directors whose term of office as a director continued after the meeting are C. Geoffrey Davis, Clifford L. Spiro, Richard van den Brock and Stephen L. Waechter.

At the meeting, an amendment to increase the number of shares authorized for issuance under the Company’s 2000 Stock Incentive Plan was approved:

Proposal	Shares Voted For	Shares Voted Against	Abstain	Broker Non-Votes
Amendment to the 2000 Stock Incentive Plan to Increase the Number of Shares authorized for issuance	11,070,581	1,525,106	256,279	5,050,264

Item 6. Exhibits

31.1	Certifications of the Chief Executive Officer of Strategic Diagnostics Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certifications of the Chief Financial Officer of Strategic Diagnostics Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer of Strategic Diagnostics Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Strategic Diagnostics Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC DIAGNOSTICS INC.

Date: August 14, 2009	/s/ Francis M. DiNuzzo
Francis M. DiNuzzo President, Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2009	/s/ Kevin J. Bratton
Kevin J. Bratton Vice President – Finance and Chief Financial Officer (Principal Financial and Accounting Officer)