Form 10-Q
period 2009-09-30
STRATEGIC DIAGNOSTICS INC/DE/
filed 2009-11-16
CIK 911649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Yes: ☐ No:☐

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

Yes: ☐ No:☒

          As of November 6, 2009, there were 20,379,888 outstanding shares of the Registrant’s common stock, par value $.01 per share.

STRATEGIC DIAGNOSTICS INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$7,220	$9,980
Restricted cash	1,250	—
Receivables, net	4,042	4,099
Inventories	4,002	3,890
Deferred tax asset	3	3
Other current assets	622	534
Total current assets	17,139	18,506

Property and equipment, net	4,885	5,275
Other assets	42	107
Deferred tax asset	38	71
Intangible assets, net	1,463	1,562
Total assets	$23,567	$25,521

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$400	$1,658
Accounts payable	337	691
Accrued expenses	1,727	1,860
Deferred revenue	55	64
Total current liabilities	2,519	4,273

Long-term debt	800	—

Stockholders’ Equity:
Preferred stock, $.01 par value, 20,920,648 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 35,000,000 shares authorized, 20,782,874 and 20,680,522 issued at September 30, 2009 and December 31, 2008, respectively	208	206
Additional paid-in capital	40,846	40,345
Treasury stock, 406,627 common shares at cost at September 30, 2009 and December 31, 2008	(555)	(555)
Accumulated deficit	(20,211)	(18,625)
Cumulative translation adjustments	(40)	(123)
Total stockholders’ equity	20,248	21,248
Total liabilities and stockholders’ equity	$23,567	$25,521

The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues	$7,196	$6,892	$20,951	$20,631

OPERATING EXPENSES:
Manufacturing	3,083	3,555	9,403	9,861
Research and development	752	969	2,235	2,830
Selling, general and administrative	3,642	3,513	10,886	10,814
Gain on disposal of assets	—	(11)	—	(11)
Total operating expenses	7,477	8,026	22,524	23,494

Operating loss	(281)	(1,134)	(1,573)	(2,863)

Interest income (expense), net	(9)	35	(4)	134

Loss before taxes	(290)	(1,099)	(1,577)	(2,729)

Income tax expense	1	1,119	9	582

Net loss	(291)	(2,218)	(1,586)	(3,311)

Basic loss per share	$(0.01)	$(0.11)	$(0.08)	$(0.16)

Shares used in computing basic loss per share	20,151,694	20,395,339	20,098,311	20,386,811

Diluted loss per share	$(0.01)	$(0.11)	$(0.08)	$(0.16)

Shares used in computing diluted loss per share	20,151,694	20,395,339	20,098,311	20,386,811

The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2009	2008

Cash Flows from Operating Activities:
Net loss	$(1,586)	$(3,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	968	1,004
Share-based compensation expense	486	533
Deferred income tax provision	33	597
Gain on disposal of fixed assets	—	(11)
(Increase) decrease in:
Receivables	57	241
Inventories	(112)	215
Other current assets	(88)	(260)
Other assets	70	3
Increase (decrease) in:
Accounts payable	(354)	54
Accrued expenses	(133)	197
Deferred revenue	(9)	120
Net cash used in operating activities	(668)	(618)

Cash Flows from Investing Activities:
Purchase of property and equipment	(479)	(702)
Proceeds from sale of assets	—	15

Net cash used in investing activities	(479)	(687)

Cash Flows from Financing Activities:
Proceeds from employee stock purchase plan	12	55
Restricted cash requirement	(1,250)	—
Repayments on financing obligations	(458)	(458)

Net cash used in financing activities	(1,696)	(403)

Effect of exchange rate changes on cash	83	(103)

Net decrease in Cash and Cash Equivalents	(2,760)	(1,811)

Cash and Cash Equivalents, Beginning of Period	9,980	12,988

Cash and Cash Equivalents, End of Period	$7,220	$11,177

Supplemental Cash Flow Disclosure:

Cash paid for taxes	15	10

Cash paid for interest	65	90

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

          The Company’s Life Science portfolio includes products and custom services that supply critical reagents used across the life science research and development markets. The Company’s Genomic Antibody Technology™ (“GAT™”) is used by several of our customers and partners in proteomic research, disease understanding and drug/biomarker discovery among academic, biotech, in-vitro diagnostic and large pharmaceutical customers.

          The Company’s Kit products portfolio includes immunoassays, which represent advanced technology for rapid, cost-effective detection of food pathogens as well as water and soil contaminants. SDI’s RapidChek® and SELECT ™ kits are experiencing growing adoption for the detection of pathogens such as E. coli, Salmonella and Listeria in the production, processing and manufacturing of food and beverages.

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

New Accounting Pronouncements

          In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative nongovernmental U.S. GAAP. The ASC only changes the referencing of financial accounting standards and does not change or alter existing GAAP. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial statements. SFAS 168 has been incorporated into the ASC as ASC-105, Generally Accepted Accounting Principals, or ASC 105.

          In December 2007, the FASB issued SFAS No. 141(Revised), Business Combinations SFAS No. 141(R), which replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, measured at their fair values as of that date, with limited exceptions. This statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquired, at the full amounts of their fair values. SFAS No. 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R)’s impact on accounting for business combinations is dependent upon future acquisitions the Company may make. SFAS 141R has been incorporated into the ASC as ASC-805, Business Combinations, or ASC 805.

          In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. FSP 142-3’s impact on the Company is dependent upon future acquisitions the Company may make. FSP 142-3 has been incorporated into the ASC as ASC-350, Intangibles, or ASC 350.

          In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. Adoption of SFAS No. 165 did not have an impact on the Company’s financial position, results of operations or liquidity. SFAS 165 has been incorporated into the ASC as ASC-855, Subsequent Events, or ASC 855.

Comprehensive Loss

          Comprehensive loss consists of the following for each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net loss	$(291)	$(2,218)	$(1,586)	$(3,311)

Currency translation adjustment	(30)	(106)	83	(103)

Total comprehensive loss	$(321)	$(2,324)	$(1,503)	$(3,414)

2.       BASIC AND DILUTED LOSS PER SHARE

          Basic loss per share (EPS) is computed by dividing net loss available for common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS, except that the dilutive effect of converting or exercising all potentially dilutive securities is also included in the denominator. The Company’s calculation of diluted EPS includes the dilutive effect of stock options and restricted stock units. Basic loss per share excludes potentially dilutive securities. For the three and nine month periods ended September 30, 2009 and 2008, conversion of stock options and unvested restricted shares totaling 2,203,280 and 1,560,272, respectively, into common share equivalents were excluded from this calculation because they were anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Weighted average common shares outstanding	20,151,694	20,395,339	20,098,311	20,386,811

Shares used in computing basic loss per share	20,151,694	20,395,339	20,098,311	20,386,811

Dilutive effect of stock options and unvested restricted stock units	—	—	—	—

Shares used in computing diluted loss per share	20,151,694	20,395,339	20,098,311	20,386,811

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

          The Company also has an Employee Stock Purchase Plan (the “ESPP”). The ESPP allows eligible full-time employees to purchase shares of common stock at 90 percent of the lower of the fair market value of a share of common stock on the first or last day of the quarter. Eligible employees are provided the opportunity to acquire Company common stock during each quarter. No more than 661,157 shares of common stock may be issued under the ESPP. Such stock may be unissued shares or treasury shares of the Company or may be outstanding shares purchased in the open market or otherwise on behalf of the ESPP. The Company’s ESPP is compensatory and therefore the Company is required to recognize compensation expense related to the discount from market value of shares sold under the ESPP. The Company issues new shares to satisfy shares purchased under the ESPP.

          Share-based compensation expense recorded in the three and nine month periods ended September 30, 2009 and 2008 is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Stock options	$64	$70	$244	$295
Employee stock purchase plan	3	2	4	6
Restricted stock units	44	61	238	232

Total share-based compensation expense	$111	$133	$486	$533

          The deferred income tax benefit related to share-based compensation expense for the nine month period ended September 30, 2009 was $0 due to the full valuation allowance against deferred tax assets, and $133 for the nine month period ended September 30, 2008. Share-based compensation expense is a component of selling, general and administrative expense, and is recorded as a non-cash expense in the operating activities section of the Company’s Consolidated Statements of Cash Flows.

          No options were exercised in the nine month periods ended September 30, 2009 and 2008. Proceeds received from employee payments into the ESPP in the nine month periods ended September 30, 2009 and 2008, were $12 and $55, respectively. These amounts are recorded in the cash flows from financing activities section of the Company’s Consolidated Statements of Cash Flows.

          Information with respect to the activity of outstanding stock options granted under the 2000 Plan and options granted separately from the 2000 Plan for the nine months ended September 30, 2009 is summarized as follows:

	Number of Shares	Price Range			Weighted Average Remaining Contractual term	Aggregate Instrinsic Value

Balance, January 1, 2009	1,719,972	$1.50	-	$6.94

Granted	411,000	$1.10	-	$1.50
Cancelled / Forfeited	(151,316)	$2.88	-	$4.69

Balance, September 30, 2009	1,979,656	$1.10	-	$6.94	6.3 years	$192

Vested and excercisable at
September 30, 2009	1,199,006	$1.50	-	$6.94	4.6 years	$6

Expected to vest as of
September 30, 2009	1,908,459	$1.10	-	$6.94	6.2 years	$174

          During the nine month period ended September 30, 2009, there were 411,000 options granted with a weighted average grant date fair value, based on a Black-Scholes option pricing model, of $0.62 per share. The assumptions used in the Black-Scholes model are as follows: dividend yield 0%, expected volatility 51.36%, risk-free interest rate 2.50% and expected life of 5.9 years. The Company uses the Simplified Method for determining the expected life of options granted which is computed using the sum of the average vesting period and the contractual life of the option and dividing by two, for all periods presented.

          The following table provides additional information about the Company’s stock options outstanding and exercisable at September 30, 2009:

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
Range of Exercise Prices	Number of Shares	Remaining Contractual Life	Exercise Price	Number of Shares	Exercise Price

$ 1.10 - $ 2.61	774,700	8.7 Years	$1.57	83,150	$2.26
$ 3.05 - $ 3.57	246,400	4.4 Years	$3.34	246,400	$3.34
$ 3.69 - $ 6.94	958,556	4.9 Years	$4.12	869,456	$4.10
$ 1.10 - $ 6.94	1,979,656	6.3 Years	$3.03	1,199,006	$3.81

          A summary of the status of the Company’s unvested restricted stock as of December 31, 2008 and changes during the nine month period ended September 30, 2009 is presented below.

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Non-vested RSU’s at January 1, 2009	296,406	$2.28
Granted	64,500	$1.26
Vested	(124,532)	$2.12
Cancelled / forfeited	(12,747)	$3.78

Non-vested RSU’s at September 30, 2009	223,627	$1.98	$394

Expected to vest at September 30, 2009	212,916	$1.95	$375

  Restricted stock granted is generally scheduled to vest over periods of two to four years. The cost of the grant is charged to operations over the vesting period. At September 30, 2009, the weighted average remaining term of non-vested restricted stock was 1.9 years.

4.          INVENTORIES

             The Company’s inventories are valued at the lower of cost or market. For inventories that consist primarily of test kit components, bulk serum and antibody products, cost is determined using the first in, first out method. For inventories that consist of costs associated with the production of custom antibodies, cost is determined using the specific identification method. At September 30, 2009 and December 31, 2008, inventories consisted of the following:

	September 30, 2009	December 31, 2008

Raw materials	$1,012	$1,216
Work in progress	1,138	946
Finished goods	1,852	1,728
Inventories	$4,002	$3,890

5.          INTANGIBLE ASSETS

             At September 30, 2009 and December 31, 2008, intangible assets consisted of the following:

	September 30, 2009	December 31, 2008	Lives
Intangible assets	$2,614	$2,614	2-20
Accumulated amortization	(1,151)	(1,052)
Net intangible assets	$1,463	$1,562

6.        DEBT

          On May 5, 2000, the Company entered into a financing agreement with a commercial bank which was amended on August 12, 2009 (as amended, the “Credit Agreement”). The Credit Agreement was amended to eliminate the revolving line of credit, remove the financial covenants requiring minimum EBITDA and tangible net worth amounts, and reduce the restricted cash requirement from $2.7 million to $1.25 million.

          On August 21, 2007, the Company received a term loan under the Credit Agreement to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $2 million in financing, $1.2 million of which was outstanding at September 30, 2009, and is repayable over five years, with principal payments that began on October 1, 2007. The loan bears a fixed interest rate of 5.96% with equal amortization of principal payments plus interest.

          This indebtedness is secured by $1.25 million in restricted cash as required by the Credit Agreement.

7.         INCOME TAXES

          The Company evaluates its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. The Company had a full valuation allowance offsetting its U.S. federal and state net deferred tax assets which primarily represent net operating loss carryforwards (“NOLs”) at December 31, 2008. During the nine month period ended September 30, 2009, the Company’s management concluded that the full valuation allowance for U.S. federal and state net deferred tax assets is appropriate as the facts and circumstances during 2009 have not changed management’s conclusion that a full valuation allowance is necessary.

          The Company is subject to U.S. federal and UK income tax, as well as income taxes of multiple state jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At September 30, 2009, the Company had no interest or penalties accrued related to uncertain tax positions due to the available NOLs.

               As of January 1, 2009, the Company provided a liability for approximately $487 of unrecognized tax benefits, which if recognized in a period where there was not a full valuation allowance, would affect the effective tax rate. For the nine months ended September 30, 2009, unrecognized tax benefits increased $35 to $522, which if recognized in a period where there was not a full valuation allowance, would affect the effective tax rate.

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

8.       SUBSEQUENT EVENTS

          The Company has evaluated all events subsequent to the balance sheet date of September 30, 2009 through the date of issuance, November 16, 2009.

9.       FACILITY CLOSURE

          In July 2009, the Company announced to its employees that the Company’s life science facility in Dallas, Texas would close; this closing took place on October 29, 2009. The Company has recorded charges of $203 in the third quarter related to severance, relocation and lease cancellations costs which was recorded in manufacturing expenses. The Company has $182 accrued at September 30, 2009 related to these costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

          This Form 10-Q contains certain forward-looking statements reflecting the current expectations of Strategic Diagnostics Inc. and its subsidiaries (the “Company” or “SDI”). In addition, when used in this quarterly report, the words “anticipate,” “enable,” “estimate,” “intend,” “expect,” “believe,” “potential,” “may,” “will,” “should,” “project” and similar expressions as they relate to the Company are intended to identify said forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, which may cause actual results to differ from those anticipated at this time. Such risks and uncertainties include, without limitation, changes in demand for products, delays in product development, delays in market acceptance of new products, retention of customers, attraction and retention of management and key employees, adequate supply of raw materials, inability to obtain or delays in obtaining third party approvals or required government approvals, the ability to meet increased market demand, competition, protection of intellectual property, non-infringement of intellectual property, seasonality, the ability to obtain financing and other factors more fully described in the Company’s public filings with the SEC including, without limitation, the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

          The Company believes that by applying its core competency of creating custom antibodies to assay development, it produces sophisticated diagnostic testing and reagent systems that are responsive to customer diagnostic and information needs. Customers benefit from a quantifiable “return on investment” by reducing time, labor and/or material costs associated with applications for which the Company’s products are used. In addition, the Company believes its test systems provide high levels of accuracy, reliability and actionability of essential test results as compared to alternative products. The Company is focused on sustaining this competitive advantage by leveraging its expertise in immunology, proteomics, bio-luminescence and other bio-reactive technologies to continue its successful customer-focused research and development efforts. The Company believes that an established product base, quality manufacturing expertise, experienced sales and marketing organization, established network of distributors, corporate partner relationships and proven research and development expertise will be critical elements of its potential future success.

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

Results of Operations

          Three Months Ended September 30, 2009 versus Three Months Ended September 30, 2008

          Revenues for the third quarter of 2009 increased 4% to $7.2 million, compared to $6.9 million for the same period in 2008. The increase in revenues in the third quarter of 2009 was primarily the result of a 29% increase in sales of life science products, partially offset by an 18% decline in sales of kit products.

Life Science Products

          Life science revenues increased 29% to $4.3 million for the third quarter of 2009, compared to $3.3 million for the same quarter in 2008. Sales of custom monoclonal products increased 67% to $1.2 million, bulk antibody sales increased 64% to $1.0 million, sales of custom polyclonal products increased 6% to $1.5 million and sales of products utilizing the GAT TM platform increased 1% to $522,000. This increase in life science revenues was primarily the result of increased sales to the Company’s in-vitro diagnostic (“IVD”) customers.

Kit Products

          Kit product revenues decreased 18% to $2.9 million in the third quarter of 2009 as compared to $3.6 million in the third quarter of 2008, as described below.

          Sales of food pathogen products decreased 9% to $1.4 million in the third quarter of 2009 as compared to the third quarter of 2008 primarily due to decreased overall testing by customers using the Company’s pathogen tests. Ag-GMO product sales decreased 32% to $425,000, in the third quarter of 2009 as compared to the third quarter of 2008, which was primarily attributable to decreased demand for the Company’s testing products in Brazil. Water and environmental products revenue decreased 23% to $1.1 million in the third quarter of 2009 as compared to the third quarter of 2008, which was primarily attributable to lower sales of water testing equipment in China.

          Gross profits (defined as total revenues less manufacturing costs) for the third quarter of 2009 were $4.1 million compared to $3.3 million for the same period in 2008. Gross margins were 57% and 48% for the third quarters of 2009 and 2008, respectively. The increase in margins was primarily attributable to increased production volumes in the life sciences business which created a lower per unit cost of sale. Included in the manufacturing expenses for the quarter ended September 30, 2009, were $203,000 of expenses related to the closure of the Company’s Dallas, Texas manufacturing facility for lease costs, severance and relocation.

          Operating expenses for the third quarter of 2009 decreased 7% to $7.5 million, compared to $8.0 million for the third quarter of 2008. This decrease was primarily attributable to a 13% decrease in manufacturing costs (described above), and a 22% decrease in research and development costs, partially offset by a 4% increase in selling, general and administrative costs, all as described below.

          Research and development spending was $752,000, or 10% of revenues, in the third quarter of 2009, compared to $969,000, or 14% of revenues, in the third quarter of 2008. This decrease was primarily due to costs incurred in the 2008 period related to use of the Company’s proprietary phage technology in ethanol production that were not incurred in the 2009 period and decreased spending and effort on the development of the Company’s SEQer TM antibodies which are produced by the GAT TM platform and are being sold through the Company’s antibody catalog.

          Selling, general and administrative expenses were $3.6 million for the third quarter of 2009, compared to $3.5 million for the same quarter in 2008. This increase is primarily attributable to increased sales and marketing personnel.

          The Company had net interest expense of $9,000 in the third quarter of 2009 compared to net interest income of $35,000 in the third quarter of 2008. The decrease was primarily due to lower interest rates received on decreased levels of invested cash and cash equivalents during the third quarter of 2009.

          The Company’s effective income tax rate was 102% for the three month period ended September 30, 2008. The reduction in the tax provision in 2009 is due to valuation allowances placed against U.S. federal and state deferred tax assets beginning as of September 30, 2008.

          Net loss in the third quarter of 2009 was $291,000, or $0.01 per diluted share, compared to a net loss of $2.2 million, or $0.11 per diluted share, for the same period in 2008. Diluted shares utilized in these computations were 20.2 million and 20.4 million for the third quarters of 2009 and 2008, respectively.

          Nine Months Ended September 30, 2009 versus Nine Months Ended September 30, 2008

          Revenues for the nine months ended September 30, 2009 increased 2% to $20.9 million compared to $20.6 million for the nine month period ended September 30, 2008. The increase in revenues was primarily the result of a 13% increase in sales of life science products, partially offset by a 9% decline in sales of kit products.

Life Science Products

          Life science revenues increased 13% to $11.3 million for the nine months ended September 30, 2009, compared to $10.0 million for the same period in 2008. Sales of bulk antibody products increased 36% to $2.9 million, sales of products utilizing the GAT ™ platform increased 24% to $1.3 million, sales of custom monoclonal products increased 3% to $2.5 million and sales of custom polyclonal products increased 2% to $4.2 million. This increase in life science revenues was primarily the result of increased sales to the Company’s IVD customers.

Kit Products

          Kit product revenues decreased 9% to $9.7 million in the nine months ended September 30, 2009 as compared to $10.6 million for the same period in 2008, as described below.

          Sales of food pathogen products remained the same at $4.2 million in both the 2009 and 2008 nine month periods. Ag-GMO product sales decreased 25% to $1.7 million for the 2009 period as compared to the 2008 period, which was primarily attributable to decreased demand for the Company’s testing products in Brazil and reduced demand for products that detect the StarlinkTM trait in grains. Water and environmental products revenue decreased 11% to $3.7 million for the first nine months of 2009 as compared to the first nine months of 2008, which was primarily attributable to lower sales of water testing equipment in China.

          Gross profits (defined as total revenues less manufacturing costs) increased to $11.5 million in the first nine months of 2009 from $10.8 million in the first nine months of 2008. Gross margins improved to 55% in the 2009 nine month period compared to 52% in the 2008 nine month period. The increase in margins was primarily attributable to increased production volumes in the life sciences business which created a lower per unit cost of sale. Included in the manufacturing expenses for the nine months ended September 30, 2009 were $203,000 of expenses related to the closure of the Company’s Dallas, Texas manufacturing facility for lease costs, severance and relocation.

          Operating expenses for the nine months ended September 30, 2009 decreased 4% to $22.5 million, compared to $23.5 million for the nine months ended September 30, 2008. This decrease was primarily attributable to a 5% decrease in manufacturing costs (described above) and a 21% decrease in research and development costs, which was partially offset by a 1% increase selling, general and administrative expenses as described below.

          Research and development spending was $2.2 million, or 11% of net revenues, in the first nine months of 2009, compared to $2.8 million, or 14% of net revenues, in the first nine months of 2008. This decrease was primarily due to decreased spending and effort on development of the Company’s proprietary SEQer™ antibodies, which are produced by the GAT ™ platform and are being sold through the Company’s antibody catalog and decreased spending and effort on development of the Company’s proprietary phage technology for use in ethanol production.

          Selling, general and administrative expenses were $10.9 million for the nine months ended September 30, 2009, compared to $10.8 million for the nine months ended September 30, 2008. The increase is primarily the result of increased sales and marketing personnel and services costs offset by reductions in severance costs.

          The Company recorded $4,000 in net interest expense in the nine months ended September 30, 2009 compared to net interest income of $134,000 in the nine months ended September 30, 2008, due to lower interest rates received on decreased levels of invested cash and cash equivalents during the 2009 period.

          The Company’s effective income tax rate was 21% for the nine month period ended September 30, 2008. The reduction in the tax provision for 2009 is due to valuation allowances placed against U.S. federal and state deferred tax beginning as of September 30, 2008.

          Net loss in the nine months ended September 30, 2009 was $1.6 million, or $0.08 per diluted share, compared to a net loss of $3.3million, or $0.16 per diluted share, for the nine months ended September 30, 2008. Diluted shares utilized in these computations were 20.1 million and 20.4 million for the 2009 and 2008 periods, respectively.

Liquidity and Capital Resources

          The net cash used in operating activities of $668,000 for the first nine months of 2009 compares to net cash used in operating activities of $618,000 for the first nine months of 2008. The net cash used in operating activities for the 2009 period was primarily the result of the net loss recorded in the period, increases in inventories and decreases in accrued expenses and accounts payable. The net cash used in operating activities for the 2008 period was primarily the result of the net loss recorded in the period and an increase in other current assets.

          Net cash used in investing activities of $479,000 for the first nine months of 2009 related to the capital expenditures for the period. This compares to net cash used in investing activities of $687,000 for the first nine months of 2008. The capital expenditures for the 2009 period were primarily related to purchases of computer and electronic equipment. The capital expenditures for the 2008 period were primarily related to purchases of laboratory equipment.

          Net cash used in financing activities of $1.7 million in the first nine months of 2009 was primarily attributable to the Company’s requirement to have $1.25 million in restricted cash pursuant to the terms of the August 12, 2009 amendment to the Company’s Credit Agreement, which is described below, as well as scheduled debt payments. Net cash used in financing activities of $403,000 for the first nine months of 2008 was primarily the result of scheduled debt repayments.

          The Company’s working capital (current assets less current liabilities) was $14.6 million at September 30, 2009 compared to $14.2 million at December 31, 2008.

          On May 5, 2000, the Company entered into a financing agreement with a commercial bank which was amended on August 12, 2009 (as amended, the “Credit Agreement”).

           On August 21, 2007, the Company received a term loan under the Credit Agreement to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $2 million in financing, $1.2 million of which was outstanding at September 30, 2009, and is repayable over five years, with principal payments that began on October 1, 2007. The loan bears a fixed interest rate of 5.96% with equal amortization of principal payments plus interest.

          This indebtedness is secured by $1.25 million in restricted cash as required by the Credit Agreement.

          For the nine months ended September 30, 2009, the Company satisfied all of its cash requirements from cash available and on-hand. At September 30, 2009, the Company had $1.2 million in debt and $20.2 million in stockholders’ equity.

          Based upon its cash and cash equivalents on hand, credit facilities, current product sales and the anticipated sales of new products, the Company believes it has, or has access to, sufficient resources to meet its operating requirements through the next 12 months. The Company’s ability to meet its long-term capital needs will depend on a number of factors, including compliance with new loan covenants, the success of its current and future products, the focus and direction of its research and development programs, competitive and technological advances, future relationships with corporate partners, government regulation, the Company’s marketing and distribution strategy, its successful sale of additional common stock and/or the Company successfully locating and obtaining other financing, and the success of the Company’s plan to make future acquisitions. Accordingly, no assurance can be given that the Company will be able to meet the future liquidity requirements that may arise from these inherent and similar uncertainties.

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

Item 4. Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

           Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)     Change in Internal Control over Financial Reporting

          No change in the Company’s internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits

10.1*	Amended and Restated Distribution Agreement, dated as of August 31, 2009, by and between Strategic Diagnostics Inc. and the DuPont Qualicon Division of E.I. du Pont de Nemours and Company.
31.1	Certifications of the Chief Executive Officer of Strategic Diagnostics Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certifications of the Chief Financial Officer of Strategic Diagnostics Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of the Chief Executive Officer of Strategic Diagnostics Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer of Strategic Diagnostics Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

* Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC DIAGNOSTICS INC.

Date: November 16, 2009	/s/ Francis M. DiNuzzo
Francis M. DiNuzzo
President, Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2009	/s/ Kevin J. Bratton
Kevin J. Bratton
Vice President – Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)