Form 10-K
period 2009-12-31
STRATEGIC DIAGNOSTICS INC/DE/
filed 2010-03-26
CIK 911649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.          Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was  required to submit and post such files). Yes ☐ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller
reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was $17,970,578, calculated by using the number of shares outstanding and the closing price of the common stock on June 30, 2009 (the last business day of the Registrant’s most recently completed second fiscal quarter).

As of March 22, 2010 there were 20,795,126 shares outstanding of the Registrant’s common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed no later than April 30, 2010 with the Securities and Exchange Commission relative to the Company’s 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

PART I		1
ITEM 1.	BUSINESS	1
	Overview	1
	Life Sciences	1
	Industrial BioDetection Tests	2
	Life Sciences Products and Services	3
	Kit Products	3
	Food Safety Products	3
	Agricultural Testing	4
	Water Quality	5
	Environmental Contamination Detection Products	5
	Sales and Marketing Strategy	6
	Competition	6
	Markets and Products	7
	Geographic and Customer Information	7
	Regulatory Approvals	7
	Manufacturing	8
	Research and Development	9
	Proprietary Technology and Patents	9
	Employees	10
	Organizational History	10
ITEM 1A.	RISK FACTORS	11
ITEM 1B.	UNRESOLVED STAFF COMMENTS	13
ITEM 2.	PROPERTIES	13
ITEM 3.	LEGAL PROCEEDINGS	14
ITEM 4.	RESERVED	14

PART II		15
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	15
	Stock Performance Graph	16
ITEM 6.	SELECTED FINANCIAL DATA	17
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18
	Forward Looking Statements	18
	Overview	18
	Results of Operations	19
	Year ended December 31, 2009 versus year ended December 31, 2008	19
	Year ended December 31, 2008 versus year ended December 31, 2007	20
	Liquidity and Capital Resources	21
	Off-Balance Sheet Arrangements	23
	Contractual Obligations	23
	Critical Accounting Policies	23
	New Accounting Standards and Disclosures	25
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	26
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	26
ITEM 9A.	CONTROLS AND PROCEDURES	26
ITEM 9B.	OTHER INFORMATION	26

PART III		27
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	27
ITEM 11.	EXECUTIVE COMPENSATION	27
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	27
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	28
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	28

PART IV		29
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	29

Item 1. Business

Overview

Strategic Diagnostics Inc., now doing business as SDIX (“SDIX” or the “Company”), is a biotechnology company with a core mission of developing, commercializing, and marketing innovative, effective, and proprietary products, and solutions that preserve and enhance the quality of human health and wellness.  The Company serves the pharmaceutical, biotechnology, diagnostics, food safety and environmental markets.

In February 2010, the Company announced it would be doing business as SDIX.  The SDIX name and logo were introduced to better reflect the Company’s evolution from its historical beginnings as an industrial diagnostics products and antibody production company to the company it is today, with all of its core capabilities and expanded expertise in developing and delivering a full suite of innovative immuno-solutions.  The new name also aligned the Company's name with its website address and NASDAQ listing, making the Company easier to find and connect to.

SDIX is a customer-centric organization. Our goals are to consistently deliver increased value to our customers through products and services that facilitate business results, reduce costs, and help manage risk.  SDIX sales professionals focus on delivering a quantifiable “return on investment” to their customers, demonstrating to them how to reduce time and total costs associated with applications for which the Company’s products are used. In addition, the Company believes its tests and immuno-solutions provide high levels of accuracy and reliability, delivering more actionable results to the customer compared to alternative products.

The Company is focused on sustaining profitable growth by leveraging its expertise in antibodies and immuno-technologies to successfully develop proprietary products and services that enhance the competitive advantage of our customers.

The Company believes that our competitive position has been enhanced through the combination of talent, technology, and resources resulting from the business development activities we have pursued since our inception. The Company has achieved meaningful economies of scale for the products it offers through the utilization of its facilities in Newark, Delaware for the manufacture of test kits and antibodies and its facilities located in Windham, Maine for the manufacture of antibodies.

The Company’s Life Sciences product portfolio includes a full suite of integrated immuno-solution capabilities including assay design, development, and production.  These capabilities combined with its proprietary Genomic Antibody Technology™ (“GAT™”) are being used today to help discover the mechanisms of disease, facilitate the development of new drugs, and provide the means for rapid diagnosis.

The Company’s Food Safety portfolio includes immunoassays which represent advanced technology for rapid, cost-effective, easy-to-use, and accurate detection of food pathogens. SDIX’s RapidChek® and SELECT ™ test kits are experiencing growing adoption for the detection of pathogens such as E. coli, Salmonella and Listeria in the production, processing, and manufacturing of food and beverages.

SDIX has been developing antibodies which advance our customers’ immuno-based work for 20 years.  By applying its core competencies of creating proprietary, high-quality antibodies and assay development solutions, the Company has produced sophisticated testing and reagent systems that are responsive to each customer’s analytical information needs.

            The Company segregates its business into two areas:  Life Sciences and Kit Products, which are described below.

Life Sciences

 SDIX is a leading provider of a wide range of life sciences products and services, including custom antibodies, pre-made catalog antibodies, in vitro diagnostic-grade antibodies, proprietary critical reagent products, associated bio-processing services, and custom assay design and development services. The Company’s products and services are sold to, and often embedded in other commercial products used by a wide range of customers including pharmaceutical, biotechnology and diagnostic companies, and major biomedical research centers both domestically and internationally. The Company is fully integrated to deliver a wide range of services encompassing its customers’ immuno-solution needs from antigen design and antibody development through large scale production and post production bio-processing and immunoassay design and development.  Customer service, innovation, and expertise are the foundation of the Company’s competitive advantage. The Company’s Certified Good Manufacturing Practices (cGMP) and ISO9001:2008 accredited facilities employ sophisticated production processes that are reliable and deliver high quality to its customers, and its Sandy Drive and Maine facilities are certified and accredited by the Association for the Assessment and Accreditation of Laboratory Animal Care (“AAALAC”), the highest standard in laboratory animal care. The Company is licensed by the U.S. Department of Agriculture.

GAT™. Innovation is a key element of the Company’s Life Science strategy for establishing and maintaining sustainable differentiation in key markets. The study of gene and protein functionality has created a growing demand for antibody reagents; commercially available antibodies exist to less than 10% of the human proteome. GAT™ was developed to address this growing need for high quality reagents in the Life Science industry. GAT™ products and services utilize sophisticated bioinformatics and immunization strategies to produce high value antibody reagents and biomolecules. SDIX’s application of powerful proprietary algorithms provides GAT™ the ability to “dial in” the precise gene or protein sequence to produce a recombinant protein inside the host animal that in turn elicits an immune response to the encoded protein. This “specificity by design” approach generates antibodies that recognize the conformational epitopes on the native protein. The ability of any antibody to recognize a protein’s naturally folded state has the potential to expand a biomolecule’s utility to advance platforms like flow cytometry.  A recognized advantage is the technology’s ability to produce  reagents against traditionally difficult cellular targets, such as highly conserved and transmembrane proteins.

Immunoassay Technology. An immunoassay is an analytical test that uses antibodies to detect the presence of a target in a complex biological sample with high degrees of sensitivity, precision and accuracy. Immunoassays play a central role in the detection and quantitation of proteins associated with disease diagnosis, prognosis and progression, and therapeutic toxicity, efficacy and outcome. The Company’s scientists are experts in the design and development of antibodies and immunoassays. The Company’s scientific expertise with multiple immunoassay formats, coupled with a thorough understanding of the needs of markets and specific customer applications, has allowed the Company to develop a diverse array of immunoassay products. Recent activities by Company scientists have been focused on developing multiplexed immunoassay tests employing the Company’s genomic antibodies in the field of biomarker discovery, especially relating to cancer research.

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

●
Water Utilities: Drinking water facilities test for chemical toxins and pathogens. Wastewater treatment facilities manage pollution control by monitoring efficiency maintenance in biological processing systems, specifically testing for influent and effluent toxic chemicals and pesticides.

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

The Company is applying its bacteriophage technology in its test kit products for the detection of bacterial food pathogens, including its Salmonella SELECT ™ product. The Company has been awarded a U.S. patent claiming the use of bacteriophage to control competing and cross-reacting bacteria, thereby reducing false positive and negative results and improving analytical test performance.

The Company has also filed patent applications claiming the use of specific lytic bacteriophage to control contaminating bacteria in large scale industrial fermentation processes such as ethanol and lysine production. The Company believes that the use of bacteriophage is a significant improvement over the use of antibiotics and may have an impact on yield and cost associated with the production of ethanol from feedstock.

Bioluminescence Technology. The Company’s Microtox® and DeltaTox® tests use a specific strain of luminescent bacteria as biosensors of toxicity, especially in water samples. These bacteria, when exposed to certain chemicals, undergo a chemical reaction resulting in the emission of visible light. Light output is inversely proportional to the toxicity of the sample being tested.

SDIX’s solutions include the instrumentation, reagents and technology necessary to employ testing. The Company has developed proprietary technology to analyze the results and calculate toxicity according to industry standard and regulatory methods. These solutions are highly reliable and offer significantly greater precision than other commonly applied measures of toxicity employing small numbers of living organisms (e.g., fish). The Company’s products, reagent kits, instruments and software provide for rapid and inexpensive assessment of toxicity in multiple applications including approved regulatory methods in many countries worldwide.

Life Sciences Products and Services

 The Life Sciences market is experiencing growth due to the expansion of research in the genomic era into understanding of the role of proteins in biology and medicine. According to Frost & Sullivan and other market researchers, the global market for antibody-based reagents and tools in 2008 was approximately $1.8 billion with estimated growth in the range of 5-7%. Custom reagent development and production account for approximately $450 million with an estimated 10-12% growth rate and premade reagent products comprised approximately $1.4 billion with an estimated growth rate in the 5-7% range. Customers in these markets regard the Company as a leader in the design, development and production of critical tools used to target, differentiate, quantify, and profile the vast number of proteins related to human health.  The Company links its historical expertise in immunotools and immunoassays with the speed and agility of its proprietary GAT™ platform. Post-genomics drug development is a rapidly emerging sector for proteomic immunotools. Within this market, investment has largely shifted from discovery activities into more information-rich integrated development activities. Within the past two years, the Company has supplied 14 of the top 20 pharmaceutical and biopharmaceutical companies with proteomic immunotools to further their drug development programs as well as initial clinical candidates for monoclonal antibody therapeutics. The Company produces antibodies to targets and biomarkers of interest allowing customers to quickly assess the feasibility, efficacy and safety of compounds in their developmental pipelines.

 Protein biomarkers as predictive, prognostic, diagnostic, and reporters of activity throughout the drug discovery and development workflow have created increased needs for protein identification and quantitation tools. The Company sees rapid advances in the use of antibodies as tools to measure biomarkers. BCC Research [‘Biomarkers: The Expanding Global Market’] projects market size for the entire biomarker services industry to be at $13 billion by 2012.  The biomarker assay testing market has a proven record of revenue generation. The market was $612 MM in 2007 and is estimated to have an annual growth rate of 23.5% and this estimate is based solely on assays and products that are currently available. Currently, high-quality biomarker assays exist for less than 500 proteins (across all species), a fraction (1-2%) of the total number of proteins encoded by the genomes of key species (e.g., human and rodent). Customers in these markets view the Company as a key provider of critical antibody reagents and immunoassay design and development.

The Company’s experience in antibody generation and immunoassay design together with its proprietary GAT™ platform puts it in a strong position to address these needs. In 2009, SDIX was selected for a third consecutive time through an open Request for Proposal by Science Applications International Corporation (“SAIC”) in cooperation with the National Cancer Institute to generate a library of monoclonal reagents against cancer biomarkers. These antibodies will become part of a reference set of validated tools for researchers. The Company also has a portfolio of catalog antibodies made using its GAT™ platform available for sale online. Within the past year, many new customers have benefitted from these oncology-focused research reagents. In many cases, a singular product has been selected by a client to become a critical testing reagent in long term projects, precipitating the transition of a per-unit sale into a critical reagent supply agreement. These antibodies are now a resource for the Company to assess application in novel platforms, assays, and multiplex applications.

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

Kit Products

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

Food Pathogen Testing

Pathogen specific testing is an increasingly important part of microbiology testing performed in the global food industry. The worldwide market for pathogen tests and media is estimated to be between $850 million and $1 billion according to independent studies and the Company’s own market research. According to several independent studies, the market for pathogen tests grew at a rate of 5 to 7% in 2009 and this growth rate is expected to continue for the next several years. Growth in pathogen testing is driven primarily by regulatory changes, customer testing trends, industry consolidation, and globalization of the world’s food supply.

Since 2001, the Company has invested in the development and market introduction of products for the detection of pathogenic microorganisms in food. In 2002, the Company introduced its first test method for the pathogen E. coli O157 (including H7). The RapidChek® E. coli O157:H7 test strips and proprietary media system have received ongoing market acceptance in the United States. In 2005, the Company was notified that its RapidChek® E. coli O157:H7 assay had been selected as the assay method of choice for the National School Lunch Program for screening raw and frozen beef for the organism. The National School Lunch Program is a federally-assisted meal program that operates in over 97,000 public and non-profit private schools and residential childcare institutions. The United Stated Department of Agriculture (“USDA”) is responsible for determining that the meat produced for the National School Lunch Program is safe. In addition, the RapidChek® test for detection of E. coli O157:H7 was selected by the Food Safety Inspection Service (“FSIS”), the public health agency in the USDA, as an approved methodology for screening of the organism in raw beef samples. The FSIS section of the USDA conducted a rigorous evaluation of rapid methods that are currently on the market for screening pathogens, including polymerase chain reaction, and automated/manual immunoassays and benchmarked kit performance against the current USDA traditional cultural method. The RapidChek® E. coli O157:H7 method was evaluated and determined to be the “best in class” against the other immunological methods tested. RapidChek® has been included in the USDA Microbiological Laboratory Guidelines as one of only two immunoassays that are recognized for use in screening raw beef for E. coli O157 (including H7). The Company believes that the acceptance of its method by the agencies regulating food safety has increased sales as producers seek to use methods that have been evaluated by the regulatory agencies. The RapidChek® E. coli O157:H7 test system has also received international recognition with regulatory approvals in Canada (Canadian Food Inspection Agency) and Australia (Australian Quarantine and Inspection Service).  In 2009, the Company received AOAC Research Institute Performance Tested Method certification for improvements made to the RapidChek E. coli O157 test method including validation  of the testing of composite 375g ground beef and beef trim sample.

In June 2004, the Company launched its test for detection of Listeria. This test system received AOAC Research Institute (“AOAC”, “AOAC-RI”) approval for both food and environmental samples, in contrast to several competitive methods on the market that have AOAC approval for food samples only. As a result of new regulations enacted by the USDA in 2003, environmental samples account for approximately 80% of all Listeria testing. The Listeria test incorporates the use of a proprietary enrichment procedure that provides results in 40 hours, which is 8-12 hours faster than most other methods on the market. In addition, the proprietary enrichment system does not require a transfer step, providing significant labor savings compared to other methods on the market. As with all pathogen systems, food companies require internal evaluations prior to adoption. In these evaluations, the Company’s Listeria test system demonstrated superior performance and improvements in efficiency and productivity compared to most competitive methods on the market. As a result of improvements in performance and cost-in-use, the Company has had the Listeria product adopted by a number of very large food processors.

In August 2006, the Company launched its new RapidChek® SELECT™ Salmonella test with AOAC-RI approval at the International Association of Food Protection Meeting in Calgary, Canada. This novel test is based on a patented phage technology combined with the Company's next generation lateral flow technology and has revolutionized the Salmonella testing arena. The RapidChek® SELECT ™ test was developed to meet some of the challenges faced in Salmonella testing, including high false positive and negative rates, which can be particularly prevalent in high burden samples. The patent claims technology that increases both the specificity and sensitivity of rapid pathogen tests. In September 2006, the RapidChek® SELECT ™ Salmonella test was the first lateral flow test approved for the National Poultry Improvement Plan, and will provide an attractive alternative to current methods used such as labor intensive cultural methodologies. The RapidChek® SELECT ™ Salmonella test was evaluated and adopted by several of the top poultry and beef processors in 2007. The launch and acceptability of RapidChek® SELECT ™ in the market has also facilitated the increase in sales of the RapidChek® Listeria system, as most processors prefer to utilize one platform for multiple testing needs. Customers have cited the use of SELECT ™ contributing to improved laboratory efficiencies and significant savings as compared to what they were previously using to test.

Agricultural Testing

Genetically Modified Crops

Tests for GM traits are generally used to determine whether the sample tested contains the protein associated with the genetic modification. Seeds, grain or leaf tissue are typically tested. The tests may be employed by users desiring to ensure that seed or grain lots are either GM-free or, in other cases, that they contain a specified amount of the GM material in order to meet certain GM requirements. Among the commodities typically tested with the Company’s products are corn, soybeans, rice and cotton. The Company estimates that the worldwide demand for protein based testing of genetically modified crops is $15 million per year. To address this market, the Company maintains a small U.S. sales force and distribution in the five principal countries that, in addition to the United States, are responsible for 96% of the GM crop area worldwide.

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

Toxicity Testing

In 2001, the Company acquired AZUR Environmental Limited to add the Microtox® product line to its portfolio. Microtox® is a unique rapid acute toxicity test that detects a broad range of toxins and chemical agents. The Microtox® brand is the global reference standard for rapid acute toxicity testing. Microtox® makes toxicity analysis simple and easy to perform and results can be generated in as little as 30 minutes. The Company also markets a portable version of the Microtox® technology known as DeltaTox®. Many water utilities and emergency response teams are using DeltaTox® technology as part of their Water Fit for Use and emergency response programs. Microtox® has been widely accepted by the wastewater treatment industry where managing and controlling costs by accurately assessing the mechanical, operational and chemical performance of these facilities is critical. Microtox® delivers value by helping to improve operating efficiency and by helping facilities stay in compliance with their discharge permits.

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

The Company is currently developing its next generation DeltaTox® instrument, for expected market introduction in the first half of 2010. This new instrument, DeltaTox® II, will include features to further enhance business results for customers implementing strong Water Fit for Use programs.

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

Sales and Marketing Strategy

The Company markets and sells products in the life sciences, food safety, agricultural testing and water quality product categories through a U.S. direct sales force, Internet presence and a network of over 50 distributors in Canada, Mexico, Latin America, Europe and Asia and through the Company’s corporate partners. The Company also has a European office and sales operation near London, England. The Company evaluates various sales and service models that can contribute to the profitable growth of business. Identifying the most effective channels to market will allow the Company to better allocate resources to both new and existing growth opportunities.

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

In 2005, the Company signed an exclusive distribution agreement with DuPont Qualicon for the representation of the Company’s immunoassays for food pathogen detection. In 2007, the Company moved to a non-exclusive distribution agreement with DuPont Qualicon and expanded the agreement in 2009 to include RapidChek® SELECT products.  In 2007, SDIX began to add new distribution partners for this product line. The Company expanded its international distribution network for food safety pathogen products, adding and training a total of 15 independent distributors to sell the RapidChek® product line in high growth markets globally, including Southeast Asia, Europe and Latin America. The Company also took a much more aggressive role in marketing these methods. It is anticipated that the additional distributors and international expansions of promotion/sales of the products will increase revenues as they gain acceptability.

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

The Company believes there are no meaningful direct competitors for the Company’s Microtox® product line in the United States. In Europe and other parts of the world, the Company primarily competes against Checklight, Ltd., an Israeli-based company, and one other instrument-based test method produced by Hach Lange, an affiliate of The Danaher Corporation. The Company believes its products have a number of competitive advantages including the comprehensive screening for general toxicity and competes effectively on superior features and functions.

With respect to the environmental contaminant test products, the Company currently receives the greatest competition from fixed site environmental laboratories and several small privately held companies. Traditional analytical methods for environmental contamination are often utilized for confirmation and closure of environmental sites. The Company believes it has detection products which are user friendly and provide greater value in use than competitive offerings.

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

Competitors in the market as third party providers of custom, large scale antibody reagent production include Covance (public), Harlan (private), Lampire (private) and Scantibodies (private). Additionally, there are a number of smaller companies that offer competing products. In the custom research reagent market, the Company has identified 49 companies offering some form of traditional antibody production from customer-provided antigens. The Company believes that its innovation, expertise, and fully integrated suite of immune-solutions plus the scale of its operations are significant competitive advantages against both large and small competitors. In the catalog antibody space, there are over 130 companies competing for this $1.35 billion market.

Markets and Products

The Company sells products in the life sciences, food safety, agricultural testing and water quality market categories through its U.S. direct sales force, a network of over 50 distributors in Canada, Mexico, Latin America, Europe and Asia and the Company’s corporate partners.

Geographic and Customer Information

The following table sets forth sales by geographic region:
	Year
	Ended December 31,
	2009	2008	2007

United States	$19,739	$20,744	$21,154
Rest of the world	7,415	6,915	6,053
Total	$27,154	$27,659	$27,207

The Company’s basis for identifying sales by country is the ship-to location. There were no individual countries outside of the United States that represented more than 10% of the total revenues of the Company. There are no significant long-lived assets located outside the United States.

No single customer accounted for 10% or more of the Company’s revenues in 2009, 2008 or 2007.

Regulatory Approvals

The Company is engaged in the development of antibody and immunoassay products for use in the medical and human healthcare fields. Its current products in this market are intended for “research use only.” The Company also manufactures tests for bacterial food pathogens, mycotoxins, genetically engineered traits in plants and water treatment polymers, which are currently unregulated. However, agencies such as the Environmental Protection Agency (“EPA”), the FDA, and the FSIS are engaged in testing and, together with organizations like the AOAC, maintain compilations of official methods for use in testing in certain market segments. Some of these organizations also issue procedures and guidelines for validating new methods. Although not required, official methods adopted by these agencies sometimes have the commercial impact of regulations because the industry and the Company’s customers tend to follow the practices of regulatory agencies.

 The Company maintains compliance to 21 CFR 820 cGMP, and International Organization for Standardization (“ISO”) 9001:2008 certification for all three of its facilities from an ANSI-ASQ National Accreditation Board (“ANAB”) Accredited International Registrar for the ISO 9001 standards. Recognized and respected worldwide, the ISO 9001:2008 standards are put forth by the ISO. This certification demonstrates the Company’s commitment to excellence in product and service quality, and a continued focus on improving the customer experience.

The Company has maintained AAALAC (Association for the Assessment and Accreditation of Laboratory Animal Care) accreditation at its Delaware facility since 1992 and at its Maine facility since 2000. The Company volunteers to participate in the AAALAC program in addition to complying with the local, state and federal laws that regulate animal research. In order to maintain these accreditations, the Company undergoes regular inspections and reviews. The Company also holds approvals from the USDA, OLAW (Office of Laboratory Animal Welfare), and the NIH, further validating the stewardship of the Company in proper laboratory animal care.

The Company believes that the validation and acceptance of its environmental products by regulatory agencies plays a significant role in market acceptance. EPA SW-846 is the compendium of test methods published by the EPA’s Office of Solid Waste listing those analytical methods that have been validated by the EPA for a stated purpose. The vast majority of the Company’s analytical methods for environmental soil sample analysis are listed in EPA SW-846. Many federal, state and local environmental programs often refer to and rely on EPA SW-846 methods for purposes of remediation and monitoring.

The legislation and regulations that the Company believes are most applicable to its environmental business are the Research Conservation and Recovery Act (“RCRA”), Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), Toxic Substances Control Act (“TSCA”), Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”) and the Pure Food and Drug Act. For analysis of water and wastewater, the Safe Drinking Water Act, the Clean Water Act and the National Pollution Discharge Elimination System (“NPDES”) permitting program acceptance under the Clean Water Act also will be significant to the Company’s business. As the utility of the Company’s Microtox® products continues to be widely recognized in drinking water security applications, regulations and mandates associated with Homeland Security programs may also have an impact on the Company’s business. Collectively, these programs regulate the management, disposal and clean-up of hazardous substances and protect the nation’s ground and surface water and drinking water supplies.

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

The Company also supplies a wide array of custom antibody products and services to the in-vitro diagnostic, academic, pharmaceutical and medical research industries. Antibodies are developed and produced using animals or cell culture methods. Laboratories are maintained to prepare immunogens, perform chemical conjugations, purify antibodies, and perform a range of quality control procedures. The cell culture laboratories support the development of hybridomas and manufacture of monoclonal antibodies. The cell culture laboratories also provide services to enhance the productivity of cell lines, establish Master Cell Banks, and store cell lines in secure fail-safe cryogenic systems. In 2009, the Company consolidated the operations performed in the Dallas facility into the Sandy Drive technology center in Newark, Delaware, resulting in overhead cost savings and improved technical collaboration. Animal facilities house specific-pathogen-free animals that are tested routinely to assure they are maintained under the highest health standards. Current capacity utilization in antibody production is approximately 70%, and there is additional land and zoning clearance on the 64-acre site in Windham, Maine to double polyclonal operations.

Research and Development

The Company engages in substantial research and development activities (R&D) involving development of products, services and technology platforms for its two primary markets, Life Sciences and Food Safety. In the years ended December 31, 2009, 2008 and 2007, the Company incurred approximately $2.9 million, $3.6 million, and $2.9 million, respectively, in research and development expenditures. Research and development on the Company’s proprietary GAT™ product offering, and food safety products accounted for 71% of the total R&D effort for the year ended December 31, 2009. Also in 2009, the Company invested 12% of its R&D effort in the development of its new instrument for the detection of toxins in water in support of its Microtox™ product line and scheduled to launch in the second quarter of 2010.

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

        In 2009, the Company continued development of its proprietary GAT™ platform, focusing on advanced methods for development of antibodies to high value proteins that are the targets of pharmaceutical and biotechnology companies. Consistent with the vision of applying its GAT™ to the field of proteomics and biomarker discovery, the Company is testing multiplex immunoassays employing the novel antibodies developed using the GAT™ platform. In addition, in 2009 the Company entered into an agreement with the Fred Hutchinson Cancer Research Center (the “Hutchinson Center”) to collaborate to discover biomarkers for use in the early detection of a variety of cancers.  Initial studies will center on pancreatic cancer.  The Company has provided approximately 1,300 antibodies for the collaborative studies from its unique collection of cancer antibodies and the Hutchinson Center will test the antibodies, with a unique set of patient samples collected prior to disease diagnosis.

In the food safety market, the Company completed the development of and commercially launched its new RapidChek® E. coli O157 (including H7) test, and earned Performance-Tested Methods™ certification from the AOAC Research Institute for testing composite samples of raw beef, including ground beef and boneless beef trim. This new test is the first product to be validated for analysis of the increased sample size being implemented across the beef processing industry.  Also in the food safety market, the Company received a Certificate of Validation for its RapidChek® SELECT™ Salmonella system from the AOAC Research Institute.

The Company is currently developing its next generation DeltaTox® instrument, for expected market introduction in the first half of 2010. This new instrument, DeltaTox® II, will include features to further exhance business results for customers implementing strong water fit for use programs.

In 2009, the Company was awarded a U.S. patent for the use of its proprietary bacteriophage technology in microbiological assay tests and processes.  This technology is a rapid bacterial detection method that reduces or eliminates the growth of undesirable bacteria, resulting in improved test performance.  The use of bacteriophage to improve the specificity and sensitivity of testing methods is unique to the Company. Also in 2009, the Company received a U.S. patent for a novel method of detecting water treatment polymers using raman spectroscopy.

The Company’s research and development personnel are experts in many advanced research disciplines in life sciences including immunology, immunochemistry, molecular biology, protein chemistry, biochemistry, microbiology and synthetic organic chemistry. In addition to the technical expertise resident within the research and development organization, the Company’s technical manufacturing organization is expert in large-scale cGMP production, bioprocessing, purification and quality control of antibodies and reagents. The Company’s core expertise is in antibody and immunoassay development and it is a major developer and producer of monoclonal antibodies.

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

The Company’s research and development organization consists of 15 individuals, 11 of whom hold advanced academic degrees. In addition, approximately one-third of the Company’s employees are involved in technical job functions.

Proprietary Technology and Patents

The Company’s products are based on the use of proprietary reagents, technology and test systems developed by Company scientists or acquired externally. Accordingly, the Company has implemented a number of procedures to safeguard the proprietary nature of its technology. The Company requires its employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting relationship with the Company and all employees are required to assign to the Company all rights to any inventions made during their employment or relating to the Company’s activities. Additionally, the Company seeks to protect its technology and processes through the patent process. The Company currently holds 24 issued U.S. patents, as well as one U.S. patent licensed for exclusive use by the Company.

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

U.S. Patent	Title
5,426,035	Method for compensating toxicity test data for the measured toxicity of a reference sample
5,449,611	Polyaromatic hydrocarbon (PAH) immunoassay method, its components and a kit for use in performing the same
5,541,079	Monoclonal and polyclonal antibodies and test method for determination of organophosphates (license)
5,547,877	Methods for the rapid detection of toxic halogenated hydrocarbons and kits useful in performing the same
5,593,850	Monitoring of industrial water quality using monoclonal antibodies to polymers
5,618,681	Polyaromatic hydrocarbon (PAH) immunoassay method, its components and a kit for use in performing the same
5,780,250	Immunoassay standards for polyaromatic hydrocarbon detection
5,834,222	Polychlorinated Biphenyls (PCB) immunoassay method
5,858,692	PCB immunoassay
5,874,216	Indirect label assay device for detecting small molecules and method of use thereof
5,891,657	Immunoassay standards for volatile analytes with benzene rings
5,919,645	Method for the direct determination of the toxicity of particulate solids
6,096,563	Dual particle immunoassay method & kit
6,146,903	Method for determination of water treatment polymers
6,376,195	Indirect label assay device for detecting small molecules and method of use thereof
6,420,530	Determination method
6,524,810	Method of making bioluminescent assay reagent based on non-viable E. coli
6,663,833	Integrated Assay Device and Methods of Production and Use
6,750,328	Antibodies for detection of water treatment polymers
6,911,534	Method for determination of water treatment polymers
7,189,520	Compositions and methods for detecting animal byproduct in feed
7,214,505	Cell-based assay for the detection of toxic analytes
7,241,626	Isolation and confirmation of analytes from test devices
7,521,201	Bacteriophages as Selective Agents
7,532,321	Compositions and methods for the detection of water treatment polymers

Employees

As of December 31, 2009, the Company employed 150 full time and four part time employees. The workforce was supplemented by six agency-provided contractors. All of the Company’s employees have executed agreements with the Company agreeing not to disclose the Company’s proprietary information and assigning to the Company all rights to inventions made during their employment. Key personnel have signed agreements prohibiting them from competing with the Company. None of the Company’s employees are covered by collective bargaining agreements. The Company believes that its relations with its employees are good.

Organizational History

Strategic Diagnostics Inc. is a Delaware corporation formed in 1990.

Item 1A. Risk Factors

If we do not produce future taxable income, our ability to realize the benefits of our net operating loss carryforwards could be significantly reduced.

 As of December 31, 2009, the Company had U.S. federal net operating loss carryforwards, including those acquired in the Company’s past acquisitions, of approximately $17.4 million, which, if not utilized, begin to expire as follows:

Year	Net Operating Loss (in thousands)

2010	$4,536
2017	760
2018	1,327
2019	550
2020	66
2021	56
2022	2,268
2024	2,033
2025	3
2026	1
2027	1
2028	3,492
2029	2,287

Total	$17,380

 The Tax Reform Act of 1986 (the “Act”) limits the annual use of net operating loss and income tax credit carryforwards (after certain ownership changes, as defined by the Act). The application of these limits could significantly restrict our ability to utilize carryforwards. Certain of our total net operating loss carryforwards from 2001 and prior years are subject to limitations on their annual use since a cumulative change in ownership of more than 50% has occurred within a three-year period with respect to those net operating loss carryforwards. The Company is currently evaluating recent changes in ownership. If it is determined that an ownership change of more than 50% within a three-year period did occur, as determined pursuant to the Internal Revenue Code and Regulations, substantially all of the net operating loss carryforwards and income tax credit carryforwards could be subject to annual limitations on usage. Because U.S. tax laws limit the time period during which these carryforwards may be applied against future taxable income, we may not be able to take full advantage of these attributes for federal and state income tax purposes due to the annual limitation usage.

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

 Customers outside of the United States accounted for 27% and 25% of our revenues for the years ended December 31, 2009 and 2008, respectively. The majority of our sales transactions are in U.S. dollars, however, we received payments in British pounds sterling for approximately $3.0 million in sales from our foreign subsidiary.

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

Future acquisitions and business combinations that we consummate may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.

From time to time, we have considered and may in the future consider expanding our operations and market presence by making acquisitions and entering into business combinations, investments, joint ventures or other strategic alliances with other companies. We may have to issue debt or equity securities to pay for future acquisitions, which could be dilutive to our then current stockholders. We cannot assure you that we will consummate any transactions in the future. However, these transactions create risks, such as:

●	difficulty assimilating the operations, technology and personnel of the combined companies;

●	disrupting our ongoing business;

●	problems retaining key technical and managerial personnel;

●	additional operating losses and expenses of acquired businesses; and

●	impairment of relationships with existing employees, customers and business partners.

Any of the events described in the foregoing paragraph could have an adverse effect on our business, financial condition and results of operations and could cause our stock price to decline.

The leases for our headquarters and a property where we conduct manufacturing and research will expire no later than December 31, 2011.  If we are unable to negotiate new leases for our existing space, or find replacement space, in either case on terms that are attractive to us, or if we are required to make substantial capital improvements in either the existing or new space, our results of operations could be harmed.

Our headquarters and 25,000 square feet of manufacturing and research space that we lease in Newark, Delaware are leased under operating leases that will expire no later than December 2011.  We are currently considering our options with respect to renewal or replacement of this space.  We may be unable to negotiate new leases for our existing space, or to find replacement space, in either case on terms that are attractive to us.  In addition, should we elect to attempt to negotiate new leases in our current facilities, we may have to make investments in capital improvements to enhance the space.  In any such case, our results of operations could be harmed.

Certain of our shareholders are able to significantly influence proposals for a change in control or other matters requiring a shareholder vote.

 Directly, or through entities that they control, members of our Board of Directors as of December 31, 2009 controlled approximately 29% of our common stock. Through entities that he controls, Steven R. Becker, who joined our Board effective March 12, 2008, controlled approximately 11% of our outstanding common stock as of December 31, 2009. Due to this concentration of ownership, members of our Board, acting together or, in some cases, individually, can substantially influence all matters requiring a stockholder vote, including, without limitation:

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

During the year ended December 31, 2009, the price of our common stock fluctuated between $0.85 and $2.25 per share, with an average daily trading volume for the year of approximately 17,000 shares. The market may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company is headquartered in Newark, Delaware, and occupies approximately 28,000 square feet of space under an operating lease expiring in June 2011. The Company also leases approximately 25,000 square feet of manufacturing and research space in Newark, Delaware, under an operating lease expiring in December 2011. The Company owns and occupies approximately 75,000 square feet of manufacturing, research and animal facility space and approximately 88 acres of farmland in Windham, Maine. The Company leases regional sales offices near London, England expiring in June 2011. The Company believes that its equipment and facilities are adequate for its present purposes.

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

Item 4. Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on The NASDAQ Global Market under the symbol “SDIX.” Set forth below are the quarterly high and low bid prices for the shares of common stock of the Company as reported by The NASDAQ Global Market without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:
	Common Stock
	Price Range
Fiscal Year Ended	High	Low
December 31, 2009:
Fourth Quarter	$2.02	$1.00
Third Quarter	2.19	0.88
Second Quarter	1.67	0.79
First Quarter	1.36	0.69

December 31, 2008:
Fourth Quarter	$2.45	$0.71
Third Quarter	3.70	1.62
Second Quarter	4.26	3.26
First Quarter	5.42	3.48

On March 22, 2010, there were approximately 26,000 holders (354 holders of record) of the common stock of the Company. The Company has never paid any cash dividends on its common stock.

Stock Performance Graph

The following line graph compares for the fiscal years ended December 31, 2004 through 2009 (i) the yearly cumulative total shareholder return on the common stock with (ii) the cumulative total return of the NASDAQ Composite Index and with (iii) a Peer Group Index consisting of NASDAQ Medical Equipment Stocks.

COMPARISON OF CUMULATIVE TOTAL RETURN

Strategic Diagnostics Inc., NASDAQ Composite Index and NASDAQ Medical Equipment Peer Group Index

	12/04	12/05	12/06	12/07	12/08	12/09

Strategic Diagnostics Inc.	100.00	104.00	108.00	153.71	25.43	38.86
NASDAQ Composite	100.00	101.33	114.01	123.71	73.11	105.61
NASDAQ Medical Equipment	100.00	117.06	122.50	159.63	88.67	122.59

Item 6. Selected Financial Data
	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except share and per share data)
Revenues	$27,154	$27,659	$27,207	$25,522	$24,845

Operating expenses:
Manufacturing	12,416	13,091	10,766	11,715	11,416
Research and development	2,894	3,576	2,938	2,630	3,034
Selling, general and administrative	13,593	14,425	11,990	10,555	9,722
Goodwill impairment	-	4,150	-	-	-
(Gain) loss on disposal of assets	(1)	(17)	110	42	-
Total operating expenses	28,902	35,225	25,804	24,942	24,172

Operating income (loss)	(1,748)	(7,566)	1,403	580	673

Interest income (expense), net	(15)	157	433	386	207

Income (loss) before taxes	(1,763)	(7,409)	1,836	966	880

Income tax expense (benefit)	(112)	8,386	976	282	296

Net income (loss)	$(1,651)	$(15,795)	$860	$684	$584

Basic net income (loss) per share	$(0.08)	$(0.78)	$0.04	$0.03	$0.03

Shares used in computing basic net income (loss)
per share	20,113,659	20,312,707	20,325,285	20,031,833	19,741,223

Diluted net income (loss) per share	$(0.08)	$(0.78)	$0.04	$0.03	$0.03

Shares used in computing diluted net income (loss)
per share	20,113,659	20,312,707	20,562,645	20,108,688	19,868,956

	December 31,
	2009	2008	2007	2006	2005

BALANCE SHEET DATA:
Cash and cash equivalents	$7,937	$9,980	$12,988	$10,892	$10,009

Working capital	14,671	14,233	19,973	16,731	15,552

Total assets	23,225	25,521	41,949	37,953	36,661

Current portion of long-term debt	400	1,658	611	211	211

Long-term debt	700	-	1,640	351	562

Stockholders’ equity	20,093	21,248	37,128	35,262	33,778

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This annual report contains certain forward-looking statements reflecting the current expectations of Strategic Diagnostics Inc. and its subsidiaries (the “Company” or “SDIX”). In addition, when used in this annual report, the words “anticipate,” “enable,” “estimate,” “intend,” “expect,” “believe,” “potential,” “may,” “will,” “should,” “project” and similar expressions as they relate to the Company are intended to identify said forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, which may cause actual results to differ from those anticipated at this time. Such risks and uncertainties include, without limitation, changes in demand for products, delays in product development, delays in market acceptance of new products, retention of customers, attraction and retention of management and key employees, adequate supply of raw materials, inability to obtain or delays in obtaining third party approvals or required government approvals, the ability to meet increased market demand, competition, protection of intellectual property, non-infringement of intellectual property, seasonality, the ability to obtain financing and other factors more fully described in the Company’s public filings with the U.S. Securities and Exchange Commission.

Overview

SDIX is a biotechnology company with a core mission of developing, commercializing and marketing innovative and proprietary products, services and solutions that preserve and enhance the quality of human health and wellness.

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

In 2009, the Company continued the transition from a fragmented product offering and marketing strategy to becoming a focused organization, with proven, proprietary technologies tied directly to its customers’ needs. The transition is most evident in the Life Science immuno-solutions initiative and food pathogen detection products, where the Company believes significant progress is being made.

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

The Company expects the life science and food pathogen products to be its primary growth drivers in the future, and that the Company’s competencies and competitive positions in these two areas are strong.

Results of Operations

Year ended December 31, 2009 versus year ended December 31, 2008

Revenues

Revenues for the year ended December 31, 2009 decreased 2% to $27.2 million compared to $27.7 million for the year ended December 31, 2008.  The decrease in revenues was primarily the result of a 7% decrease in sales of kit products, partially offset by a 4% increase in sales of life science products.  The following table sets out revenues by product category:

	Year Ended
	December 31,		Increase (Decrease)	Percent Change
	2009	2008
	(in thousands, except percentages)
Life sciences	$14,321	$13,821	$500	4%
Kit products	12,738	13,634	(896)	(7%)
Contract	95	204	(109)	(53%)
Revenues	$27,154	$27,659	$(505)	(2.0%)

Life Sciences Products

Life science revenues increased 4% to $14.3 million for the year ended December 31, 2009, compared to $13.8 million for the year ended December 31, 2008.  Sales of bulk antibody products increased 10% to $3.4 million, sales of products utilizing the Company’s GAT ™ platform increased 8% to $1.6 million and sales of custom polyclonal products increased 2% to $5.7 million all as a result of increased sales to the Company’s IVD (In-vitro Diagnostics) customers.  These increases were partially offset by a decline in sales of custom monoclonal products of 4% to $3.3 million,

Kit Products

Kit products revenues decreased 7% to $12.7 million for the year ended December 31, 2009 compared to $13.6 million for 2008. Sales of food pathogen products were $5.5 million in both 2009 and 2008.  Water quality product sales decreased 7% to $4.8 million for 2009 compared to 2008, which was primarily attributable to decreased demand for the Company’s water testing equipment in China. Ag-GMO products decreased 18% to $2.4 million for 2009 compared to 2008, primarily attributable to decreased demand for the Company’s testing products in Brazil as well as the elimination of required testing for the Starlink TM trait in grains in the United States.

Gross profit (defined as revenues less manufacturing costs) increased to $14.7 million for the year ended December 31, 2009 from $14.6 million for the year ended December 31, 2008.  Gross margins improved to 54% for 2009 compared to 53% in 2008.  The increase in margin was primarily attributable to increased sales of the Life Science products which have a lower per unit cost of sale.

Research and development expenses were $2.9 million for the year ended December 31, 2009, compared to $3.6 million, or 13% of revenues, for the year ended December 31, 2008.  This decrease was primarily due to decreased spending and effort on development of the Company’s proprietary SEQer™ antibodies, which are produced by the GAT ™ platform and are being sold through the Company’s antibody catalog and decreased spending and effort on development of the Company’s proprietary phage technology for use in the production of ethanol.

Selling, general and administrative expenses (SG&A) were $13.6 million for the year ended December 31, 2009, compared to $14.4 million for the year ended December 31, 2008. This decrease is primarily the result of decreased professional fees related to the recruitment of new management, reductions in severance costs related to the replacement of prior management and an insurance settlement related to employee fraud.

Interest income (expense), net

The Company recorded $15,000 in net interest expense for the year ended December 31, 2009 compared to net interest income of $157,000 for the year ended December 31, 2008, due to lower interest rates received on decreased levels of invested cash and cash equivalents during 2009.

Income taxes

The Company recorded an income tax benefit of $112,000 for the year ended December 31, 2009 compared to an income tax expense of $8.4 million for the year ended December 31, 2008.  The 2009 federal income tax benefit is primarily the result of changes in federal tax law that provided the ability to realize research and experimentation credits and alternative minimum tax credits that previously had a valuation allowance placed against them.  The tax provision for 2008 is due to valuation allowances placed against U.S. federal and state deferred tax assets in 2008, as a result of uncertainty as to the realization of the net deferred tax assets prior to their expiration.

Net loss

Net loss for the year ended December 31, 2009 was $1.7 million, or $0.08 per diluted share, compared to a net loss of $15.8 million, or $0.78 per diluted share, for the year ended December 31, 2008. Diluted shares utilized in these computations were 20.1 million and 20.3 million for the 2009 and 2008 periods, respectively.

Year ended December 31, 2008 versus year ended December 31, 2007

Revenues

Revenues for the year ended December 31, 2008 increased 2% to $27.7 million, compared to $27.2 million for 2007. The increase in revenues was primarily the result of a 7% increase in the sale of kit products partially offset by a 3% decline in the sale of life science products.  The following table sets out revenues by product category:

	Year Ended
	December 31,		Increase (Decrease)	Percent Change
	2008	2007
	(in thousands, except percentages)
Life sciences	$13,821	$14,281	$(460)	(3%)
Kit products	13,634	12,770	864	7%
Contract	204	156	48	31%
Revenues	$27,659	$27,207	$452	2%

Life Sciences Products

Life science revenues decreased 3% to $13.8 million for the year ended December 31, 2008, compared to $14.3 million for 2007. Revenues from the Company’s GAT™ platform grew by 155% to $1.4 million. This increase is primarily attributable to continued adoption by our clients of the Company’s GAT™ platform. This increase was offset by declines in bulk antibody sales of 19% to $3.1 million, custom monoclonal antibodies of approximately 3% to $3.4 million, and a decline in custom polyclonal antibodies of 9% to $5.6 million. These decreases are primarily attributable to decreased orders by customers that had previously accumulated excess inventories.

Kit Products

Kit products revenues increased 7% to $13.6 million for the year ended December 31, 2008, compared to $12.8 million for 2007.

Sales of tests for food pathogens increased 20%, to $5.5 million in 2008, from $4.6 million in 2007, as the Company continued to see increasing acceptance of its line of products to detect pathogens in food. Water quality products revenue increased by 2% to $5.2 million for the year ended December 31, 2008, compared to $5.1 million for the year ended December 31, 2007. This increase was primarily the result of increased water quality equipment sales to China.  Ag-GMO revenues declined 6%, to $2.9 million in 2008 from $3.1 million in 2007, due to a shrinking marketplace for products that detect genetic traits in grain and seed.

Gross profit (defined as revenue less manufacturing costs) for the year ended December 31, 2008 was $14.6 million, compared to $16.4 million for 2007. The gross margin was 53% in 2008, compared to 60% in 2007. This decrease in margin was primarily the result of underutilized capacity in the antibody product category and increased write-offs of obsolete inventory in both the food safety (specifically Ag-GMO) and antibody product categories.

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

Selling, general and administrative expenses were $14.4 million for the year ended December 31, 2008, compared to $12.0 million for 2007. The 20% increase is primarily attributable to severance costs for the Company’s former CEO, recruiting costs associated with management and personnel changes that were initiated during 2008 and continued expansion of the Company’s sales and marketing efforts.

Interest income, net

The Company recorded net interest income of $157,000 during 2008 compared to net interest income of $433,000 during 2007. This decrease is primarily due to increased debt and related interest expense on our $2 million term loan executed in August 2007, and decreased interest rates received on lower levels of invested cash balances.

Income taxes

The Company recorded income tax expense of $8.4 million in 2008, which includes a $10.7 million increase in the valuation allowance, recorded against net deferred tax assets of approximately $12.5 million. The valuation allowance was recorded primarily due to being in a cumulative three year pre-tax loss position as of December 31, 2008 and uncertainty in overall economic conditions, which may not allow the Company to realize the net deferred tax assets prior to their expiration. These non-cash charges do not impact the Company’s ongoing business operations. In 2007, the Company recorded income tax expense of $976,000, representing an effective tax rate of 53%.

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

The following is a summary of selected cash flow information:
	Year Ended
	December 31,
	2009	2008	2007
	(in thousands)

Net cash provided by (used in) operating activities	$366	$(749)	$2,302
Net cash used in investing activities	(499)	(895)	(2,482)
Net cash provided by (used in) financing activities	(1,791)	(1,082)	2,262
Effect of exchange rate changes on cash	(119)	(282)	14
Net increase (decrease) in cash and cash equivalents	$(2,043)	$(3,008)	$2,096

Net cash provided by operating activities in 2009 primarily relates to the net loss for the year, offset by depreciation, amortization and stock based compensation charges, decreases in accounts receivable and inventories and decreases in accounts payable and accruals.  For 2008, net cash used in operating activities primarily relates to the net loss incurred for the year offset by depreciation, amortization and stock based compensation charges, the goodwill impairment charge and deferred income taxes.

Net cash used in investing activities for 2009 was $499,000 compared to $895,000 for 2008. These cash outflows were primarily the result of capital purchases which were $500,000 in 2009 versus $929,000 in 2008. The capital expenditures in 2009 were primarily related to the purchase of computer and electronic equipment. The capital expenditures in 2008 were primarily related to the purchase of lab and manufacturing equipment.

Net cash used in financing activities was $1.8 million for 2009, primarily related to a $1.25 million restricted cash requirement from the Company’s lender, and $558,000 in debt repayments.  In 2008, net cash used in financing activities was $1.1 million, primarily the result of $593,000 in debt repayments and $555,000 in purchases of treasury stock.

The Company’s working capital (current assets less current liabilities) increased to $14.7 million at December 31, 2009 from $14.2 million at December 31, 2008, primarily due to the reclassification of $700,000 of debt to long-term from current as a result of our amended credit agreement described below.  Outstanding debt decreased to $1.1 million at December 31, 2009 from $1.7 million at December 31, 2008 due to scheduled debt payments.

On May 5, 2000, the Company entered into a financing agreement with a commercial bank which was amended on August 12, 2009 (as amended, the “Credit Agreement”).  The Credit Agreement was amended to eliminate the revolving line of credit, remove financial covenants requiring minimum EBITDA and tangible net worth amounts, and reduce the restricted cash requirement from $2.7 million to $1.25 million.

On August 21, 2007, the Company received a term loan under the Credit Agreement to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $2 million in financing, $1.1 million of which was outstanding at December 31, 2009, and is repayable over five years, with principal payments that began on October 1, 2007. The loan bears a fixed interest rate of 5.96% with equal amortization of principal payments plus interest. This indebtedness is secured by $1.25 million in restricted cash as required by the Credit Agreement.

For the year ended December 31, 2009, the Company satisfied all of its cash requirements from cash and cash equivalents on-hand. At December 31, 2009, the Company had $1.1 million in debt and stockholders’ equity of $20.1 million.

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

Off-Balance Sheet Arrangements

As of December 31, 2009, the Company did not have any off-balance sheet arrangements as defined in Item 304(a) (4) (ii) of Regulation S-K.

Contractual Obligations

The Company is committed to making cash payments in the future on two types of contracts: its long-term indebtedness and leases. The Company has no off-balance sheet debt or other such unrecorded obligations. Below is a schedule of the future payments that the Company was obligated to make based on agreements in place as of December 31, 2009.

			Payments Due by Year

						2015 and
	2010	2011	2012	2013	2014	Beyond	Total
		(in thousands)

Long-term debt (1)	$400	400	300	-	-	-	1,100
Operating leases (2)	$1,169	845	330	300	300	600	3,544

Total contractual
cash obligations	$1,569	1,245	630	300	300	600	4,644

(1)	See Note 5 to the Consolidated Financial Statements for a discussion of long-term debt
(2)	See Note 8 to the Consolidated Financial Statements for a discussion of operating leases

Critical Accounting Policies

The Company’s accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements. The Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, deferred taxes, long-lived assets and stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. The Company considers the following policies to be most critical in understanding the judgments that are involved in preparing the Consolidated Financial Statements and the uncertainties that could impact the consolidated results of operations, financial condition and cash flows.

Valuation of Accounts Receivable – Accounts receivable as of December 31, 2009 and December 31, 2008, were net of an allowance for doubtful accounts of $38,000 and $70,000, respectively. The recorded allowance is continually evaluated based on current market conditions, an analysis of customer-specific facts and circumstances, and the size and composition of the overall portfolio. The current state of the economy could cause longer sales cycles resulting in increased risk that outstanding balances could become uncollectible. If receivables are in dispute with the customer or otherwise deemed uncollectible, the corresponding amounts are written off and are charged against the allowance.

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

For inventories that consist of costs associated with the production of custom antibodies, cost is determined using the specific identification method. Realization of such inventories is dependent upon the successful completion of a project in accordance with customer specifications. Losses on projects in progress are recorded in the period such losses become probable and estimable.

Deferred Taxes – In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. In making their assessment, management considers positive evidence, negative evidence, and possible tax planning strategies that could be implemented.  Management also considers the future reversal of existing taxable temporary differences, recent earnings history, history of or potential for tax attributes such as net operating losses to expire and the ability to project future taxable income. The Company’s history of cumulative pre-tax losses over the most recent three-year period, including 2009, is significant negative evidence that is difficult to overcome.  In light of this negative evidence, coupled with the current economic conditions, management has concluded that it is more likely than not that the Company will not realize the benefits of these tax deductible differences and has continued to provide a full valuation allowance offsetting its U.S. federal and state net deferred tax assets at December 31, 2009.

At December 31, 2009, the Company had approximately $4.9 million of net operating loss carryforwards for tax purposes, which have no expiration and which correspond to a $1.4 million deferred tax asset, related to operations in the United Kingdom (“UK”). Management considered positive and negative indicators in concluding that a substantial valuation allowance of approximately $1.32 million was necessary for the foreign deferred tax assets of $1.37 million. The positive indicators include the contribution to income before taxes by the foreign operations in the UK for 2009, 2008 and 2007, and the expected income before taxes in the UK for 2010 and 2011. The negative indicators include a history of substantial net operating losses in the UK, the lack of income before taxes until 2004 and limitations with regard to estimating income in the UK beyond 2011 resulting from a year-to-year evaluation of the future need for a UK subsidiary.

As of December 31, 2009, the Company had U.S. federal net operating loss carryforwards, of $17.4 million, including those of acquired companies, which begin to expire as follows:

Year	Net Operating Loss (in thousands)

2010	$4,536
2017	760
2018	1,327
2019	550
2020	66
2021	56
2022	2,268
2024	2,033
2025	3
2026	1
2027	1
2028	3,492
2029	2,287
Total	$17,380

Revenue Recognition — Revenues composed of sales of immunoassay-based test kits and certain antibodies and immunochemical reagents are recognized upon the shipment of the product and transfer of title or when related services are provided. Revenues associated with such products or services are recognized when persuasive evidence of an order exists, shipment of product has occurred or services have been provided, the price is fixed or determinable, and collectability is reasonably assured. Management is required to make judgments based on actual experience about whether or not collectability is reasonably assured.

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

In the fourth quarter of 2008, the Company recorded an impairment charge of approximately $4.2 million to writeoff goodwill and other intangible assets. For additional information, refer to Note 3 of the Notes to the Consolidated Financial Statements.

Share–Based Compensation — The Company accounts for stock-based compensation in accordance with the fair value method of accounting, which requires the Company to measure all employee share–based compensation awards at the date of grant and recognize such expense in our consolidated financial statements.

The grant date fair value of the awards is recognized as compensation expense over the vesting period of the awards and is included in selling, general and administrative expenses. Management is required to make estimates and assumptions to determine the grant date fair value of stock options, including the expected term of stock options and the volatility of our stock price in the future. In addition, assumptions related to expected future forfeitures and performance-based vesting features all impact expense recognition. These assumptions have an impact on the valuation assigned to equity awards and the associated recognition of expense.

New Accounting Standards and Disclosures

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative nongovernmental GAAP.   The ASC only changes the referencing of financial accounting standards and does not change or alter existing GAAP.  The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial statements.  SFAS 168 has been incorporated into the ASC as ASC-105, Generally Accepted Accounting Principles or ASC 105.

In December 2007, the FASB issued SFAS No. 141(Revised), Business Combinations SFAS No. 141(R), which replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, measured at their fair values as of that date, with limited exceptions. This statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquired, at the full amounts of their fair values. SFAS No. 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  SFAS No. 141(R)’s impact on accounting for business combinations is dependent upon future acquisitions the Company may make.  SFAS 141(R) has been incorporated into the ASC as ASC-805, Business Combinations (“ASC 805”).

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”).  FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets.  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  FSP 142-3’s impact on the Company is dependent upon future acquisitions the Company may make. FSP 142-3 has been incorporated into the ASC as ASC-350, Intangibles (“ASC 350”).

In September 2009, the FASB issued Accounting Standard Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605) – Multi-Deliverables Revenue Arrangements, a Consensus of the FASB Emerging Issues Task Force, to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. It establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities, specifically, how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact, if any, of adopting the update.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company has limited exposure to changing interest rates, and is currently not engaged in hedging activities. Interest on approximately $1.1 million of debt, is at a fixed annual rate of interest of 5.961%.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2009, were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The report of management on our internal control over financial reporting is set forth in Item 8 of this report and is incorporated herein by reference.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The applicable information set forth in the Company’s Definitive Proxy Statement is incorporated herein by reference.

Identification of Executive Officers and Certain Significant Employees

The executive officers of the Company, their positions with the Company, their ages and a brief biography for each are as follows:

Name	Age	Position

Francis M. DiNuzzo	54	President and Chief Executive Officer
Klaus Lindpaintner	55	VP – Research and Development and Chief Science Officer
		(effective February 1, 2010)
Kevin J. Bratton	60	VP – Finance, Chief Financial Officer and Corporate Secretary

Francis M. DiNuzzo has served as President and Chief Executive Officer since October 13, 2008. Mr. DiNuzzo joined the Company in February 2008 as Executive Vice President – Marketing and Chief Commercial Officer, and on June 6, 2008, he was appointed interim President and Chief Executive Officer. Prior to joining SDIX, Mr. DiNuzzo spent 26 years at Agilent Technologies / Hewlett Packard. He began his career in research and development in 1981 and advanced through a series of functional management roles over the next 18 years. In 1999, Mr. DiNuzzo became General Manager of Agilent’s Chemical Solutions Business Unit where he had global responsibility for analytical equipment, consumables and service products serving the chemical, environmental, food and forensics markets. In 2001, Mr. DiNuzzo became General Manager of the Consumable and Services Business Unit, with global responsibility for all consumables and services across all Life Science and Chemical Analysis markets. In 2004, Mr. DiNuzzo became Vice President and General Manager of the Integrated Biology Solutions unit, a role where he formed a biotechnology business focused on Genomics, Proteomics and BioInformatics. Mr. DiNuzzo holds B.S and M.S. degrees in Engineering with a minor in Business Administration from the University of New Hampshire.

Klaus Lindpaintner joined SDIX in February 2010 as Vice President – Research and Development and Chief Scientific Officer.  Prior to joining SDIX, Dr. Lindpaintner was with F. Hoffmann-La Roche Ltd. for 13 years and most recently served as Director of the “Roche Molecular Medicine Laboratories” at the company’s headquarters in Basel, Switzerland, and as Roche’s Global Head, Molecular Medicines Policy and External Affairs, coordinating the company’s efforts and activities in implementing biomarker research based on genetics, genomics, proteomics, and associated disciplines from early discovery to late-stage clinical trials.  Dr. Lindpaintner graduated from the Innsbruck University Medical School with a degree in Medicine and from Harvard University with a degree in Public Health.

Kevin J. Bratton joined SDIX in June 2009 as Vice President – Finance and Chief Financial Officer.  Mr. Bratton was most recently Senior Vice President Business Operations for EUSA Pharma (USA), Inc. in Langhorne, Pennsylvania.  Mr. Bratton had been Senior Vice President and Chief Financial Officer of Cytogen Corporation in Princeton, New Jersey prior to its acquisition by EUSA Pharma, Inc. in May 2008.  Mr. Bratton has over 35 years of experience in all phases of multi-national financial operations across the healthcare, biotechnology and technology industries, including developing strategic plans and annual budgets as well as financing negotiations and merger & acquisition transactions.  Prior to joining Cytogen, Mr. Bratton was Chief Financial Officer at Metrologic Instruments, Inc., a global technology company, where he directed the company’s finance operations during a period of significant growth in sales, net income, cash flow from operations, and working capital. Previously, Mr. Bratton began his career with the public accounting firm Touche Ross & Co. (now Deloitte & Touche LLP). He has a bachelor of science in business and accounting from Northeastern University.

Item 11. Executive Compensation

The applicable information set forth in the Company’s Definitive Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The applicable information set forth in the Company’s Definitive Proxy Statement is incorporated herein by reference.

Equity Compensation

The table below presents certain information as of December 31, 2009 concerning securities issuable in connection with equity compensation plans that have been approved by the Company’s stockholders and that have not been approved by the Company’s stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan
approved by security
holders	1,541,800	$2.90	1,906,731

Equity compensation
not approved by
security holders	160,000	$1.50	-

Total	1,701,800	$2.77	1,906,731

The 160,000 shares underlying options granted under equity compensation not approved by security holders were granted in connection with the Company’s hiring, on January 28, 2009, of its Vice-President Marketing and Sales, Monette Greenway, 85,000 shares, and in connection with the Company’s hiring on June 1, 2009, of its Chief Financial Officer, Kevin Bratton, 75,000 shares. The grants to Ms. Greenway and Mr. Bratton are ten year non-qualified stock option grants at an exercise price of $1.50 per share.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The applicable information set forth in the Company’s Definitive Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The applicable information set forth in the Company’s Definitive Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements

(a) See the Consolidated Financial Statements which begin on page 43 of this report.

2. Financial Statement Schedules

Financial statement schedules are omitted because they are either not required or not applicable or the required information is reflected in the financial statements or notes thereto.

3. Exhibits

Exhibit Number	Description	Reference
2.1	Agreement and Plan of Merger among the Company, AZUR Acquisition Corp. and AZUR Environmental dated May 4, 2001	(1)

3.1	Fourth Amended and Restated Certificate of Incorporation of the Company	(2)

3.2	Amended and Restated Bylaws of the Company	(2)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Forms of Warrants to Purchase Common Stock of the Company	(2)

10.1	Stock Purchase Agreement among the Company and its outside directors and certain of their affiliates dated August 16, 2002	(12)

10.2	Demand Registration Rights Agreement among the Company and its outside directors and certain of their affiliates dated August 16, 2002	(12)

10.3	EnSys Environmental Products, Inc. 1993 Stock Incentive Plan*	(3)

10.4	Amended and Restated EnSys Environmental Products, Inc. 1995 Stock Incentive Plan*	(4)

10.5	EnSys Environmental Products, Inc. 401(k) Plan Adoption Agreement	(3)

10.11	Agreement and Plan of Merger by and between EnSys and Strategic Diagnostics Inc. dated as of October 11, 1996	(2)

10.18	Industrial Lease dated October 26, 1993, by and between Tober & Agnew Properties, Inc. and Strategic Diagnostics Inc.	(6)

10.21	Lease agreement dated October 29, 1997 by and between Pencader Courtyard, L.P. and Strategic Diagnostics Inc.	(7)

10.22	1998 Employee Stock Purchase Plan	(11)

10.23	2000 Stock Incentive Plan*	(18)

10.27	Loan Agreement between the Company and PNC Bank, Delaware, dated May 5, 2000	(10)

10.28	Line of Credit Note between the Company and PNC Bank, Delaware, dated May 5, 2000	(10)

10.29	Term Note between the Company and PNC Bank, Delaware, dated May 5, 2000	(10)

10.30	Employment Agreement dated September 2, 2003, by and between Matthew H. Knight and the Company*	(13)

10.31	Nonqualified Stock Option Agreement dated September 2, 2003, by and between Matthew H. Knight and the Company*	(13)

10.32	Restricted Stock Grant Agreement dated September 2, 2003, by and between Matthew H. Knight and the Company*	(13)

10.33	Employment Agreement dated January 1, 1997 by and between James W. Stave and the Company*	(14)

10.34	Amended and Restated Distribution Agreement, dated as of August 31, 2009, by and between the Registrant and the DuPont Qualicon division of E.I. du Pont de Nemours and Company	(15) (16)

10.35	Strategic Diagnostics Inc. Change of Control Severance Agreement*	(17)

10.36	Agreement, dated as of March 12, 2008, by and among the Company and Steven R. Becker, BC Advisors, LLC, SRB Management, L.P. and Richard van den Broek	(19)

10.37	Separation Agreement, dated as of June 6, 2008, between Strategic Diagnostics Inc. and Matthew H. Knight*	(20)

10.38	Employment Agreement, dated as of October 13, 2008, between Strategic Diagnostics Inc. and Francis M. DiNuzzo*	(21)

10.39	Separation Agreement, dated as of December 9, 2008, between Strategic Diagnostics Inc. and Stanley Fronczkowski*	(22)

10.40	Amendment No. 1 to Separation Agreement and General Release, dated as of April 3, 2009, between Strategic Diagnostics Inc. and Stanley Fronczkowski*	(23)

10.41	Form of Nonqualified Stock Option Agreement

10.42	Form of Restricted Stock Grant Agreement

21.1	Subsidiaries of the Company

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Certifications of the Chief Executive Officer of Strategic Diagnostics Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certifications of the Chief Financial Officer of Strategic Diagnostics Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Francis M. DiNuzzo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Kevin J. Bratton pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the designated exhibit of the Company’s 10-Q for the fiscal quarter ended September 30, 2001.
(2)	Incorporated by reference to the designated exhibit of the EnSys Registration Statement on Form S-4 (No. 333-17505) filed on December 9, 1996.
(3)	Incorporated by reference to the designated exhibit of the EnSys Registration Statement on Form S-1 (No. 33-68440) filed on September 3, 1993.
(4)	Incorporated by reference to Appendix F to the Joint Proxy Statement/Prospectus contained in the EnSys Registration Statement on Form S-4 (No. 333-17505) filed on December 9, 1996.
(5)	Incorporated by reference to the designated exhibit of the EnSys Form 10-K for the fiscal year ended December 31, 1994.
(6)	Incorporated by reference to the designated exhibit of the EnSys Form 10-Q for the fiscal quarter ended March 31, 1996.
(7)	Incorporated by reference to the designated exhibit of the Company’s Form 10-K for the fiscal year ended December 31, 1996.
(8)	Incorporated by reference to the designated exhibit of the Company’s Form 10-K for the fiscal year ended December 31, 1997.

(9)	Incorporated by reference to the identically numbered exhibit contained in the Company’s Form 8-K filed on May 26, 1999.
(10)	Incorporated by reference to the identically numbered exhibit contained in the Company’s Form 8-K filed on March 15, 1999.
(11)	Incorporated by reference to the designated exhibit of the Company’s Registration Statement on Form S-8 (No. 333- 68107) filed on November 30, 1998.
(12)	Incorporated by reference to the designated exhibit of the Company’s 10-Q for the fiscal quarter ended September 30, 2002.
(13)	Incorporated by reference to the designated exhibit of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2003.
(14)	Incorporated by reference to the designated exhibit of the Company’s Form 10-K for the fiscal year ended December 31, 2004.
(15)	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
(16)	Incorporated by reference to the designated exhibit of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2009, as amended.
(17)	Incorporated by reference to the designated exhibit of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2005.
(18)	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 24, 2004.
(19)	Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed March 18, 2008.
(20)	Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed June 6, 2008.
(21)	Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed October 16, 2008.
(22)	Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed December 9, 2008.
(23)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the fiscal quarter ended March 31, 2009.
*	Management contract or compensatory plan.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2009, based on the criteria in Internal Control-Integrated Framework issued by COSO.

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

/s/ Francis M. DiNuzzo	/s/ Kevin J. Bratton
Francis M. DiNuzzo	Kevin J. Bratton
President and Chief Executive Officer	Vice President – Finance and Chief
Financial Officer

Dated: March 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Strategic Diagnostics Inc.:

We have audited the accompanying consolidated balance sheets of Strategic Diagnostics Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Strategic Diagnostics Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with U.S. generally accepted accounting principles.

 /s/ KPMG LLP

Philadelphia, Pennsylvania
March 26, 2010

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	December 31,
	2009	2008
ASSETS
Current Assets :
Cash and cash equivalents	$7,937	$9,980
Restricted cash	1,250	-
Receivables, net	3,650	4,099
Inventories	3,714	3,890
Deferred tax asset	1	3
Other current assets	551	534
Total current assets	17,103	18,506

Property and equipment, net	4,626	5,275
Other assets	10	107
Deferred tax asset	51	71
Intangible assets, net	1,435	1,562
Total assets	$23,225	$25,521

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities :
Current portion of long-term debt	$400	$1,658
Accounts payable	571	691
Accrued expenses	1,386	1,860
Deferred revenue	75	64
Total current liabilities	2,432	4,273

Long-term debt	700	-

Commitments and Contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $.01 par value, 20,920,648 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.01 par value, 35,000,000 shares authorized,
20,786,515 and 20,680,522 issued
at December 31, 2009 and December 31, 2008, respectively	208	206
Additional paid-in capital	40,958	40,345
Treasury stock, 406,627 common shares at cost
at December 31, 2009 and December 31, 2008	(555)	(555)
Accumulated deficit	(20,276)	(18,625)
Cumulative translation adjustments	(242)	(123)
Total stockholders’ equity	20,093	21,248
Total liabilities and stockholders’ equity	$23,225	$25,521

The accompanying notes are an integral part of these statements

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2009	2008	2007

Revenues	$27,154	$27,659	$27,207

Operating expenses:
Manufacturing	12,416	13,091	10,766
Research and development	2,894	3,576	2,938
Selling, general and administrative	13,593	14,425	11,990
Goodwill impairment	-	4,150	-
(Gain) loss on disposal of assets	(1)	(17)	110
Total operating expenses	28,902	35,225	25,804

Operating income (loss)	(1,748)	(7,566)	1,403

Interest income (expense), net	(15)	157	433

Income (loss) before taxes	(1,763)	(7,409)	1,836

Income tax expense (benefit)	(112)	8,386	976

Net income (loss)	$(1,651)	$(15,795)	$860

Basic net income (loss) per share	$(0.08)	$(0.78)	$0.04

Shares used in computing basic net income (loss)
per share	20,113,659	20,312,707	20,325,285

Diluted net income (loss) per share	$(0.08)	$(0.78)	$0.04

Shares used in computing diluted net income (loss)
per share	20,113,659	20,312,707	20,562,645

The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

			Additional			Cumulative
	Preferred	Common	Paid-In	Treasury	Accumulated	Translation
	Stock	Stock	Capital	Stock	Deficit	Adjustments	Total

Balance January 1, 2007	$-	$202	$38,605	$-	$(3,690)	$145	$35,262
Comprehensive income:
Net income	-	-	-	-	860	-	860
Currency translation adjustment	-	-	-	-	-	14	14
Total comprehensive income							874

Exercises of stock options	-	3	534	-	-	-	537
Employee stock purchase plan	-	-	33	-	-	-	33
Stock-based compensation	-	-	422	-	-	-	422

Balance December 31, 2007	$-	$205	$39,594	$-	$(2,830)	$159	$37,128
Comprehensive loss:
Net loss	-	-	-	-	(15,795)	-	(15,795)
Currency translation adjustment	-	-	-	-	-	(282)	(282)
Total comprehensive loss							(16,077)

Company share buyback	-	-	-	(555)	-	-	(555)
Employee stock purchase plan	-	1	69	-	-	-	70
Stock-based compensation	-	-	682	-	-	-	682

Balance December 31, 2008	$-	$206	$40,345	$(555)	$(18,625)	$(123)	$21,248
Comprehensive loss:
Net loss	-	-	-	-	(1,651)	-	(1,651)
Currency translation adjustment	-	-	-	-	-	(119)	(119)
Total comprehensive loss							(1,770)

Employee stock purchase plan	-	1	27	-	-	-	28
Stock-based compensation	-	1	586	-	-	-	587

Balance December 31, 2009	$-	$208	$40,958	$(555)	$(20,276)	$(242)	$20,093

The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2009	2008	2007

Cash Flows from Operating Activities :
Net income (loss)	$(1,651)	$(15,795)	$860
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities :
Goodwill impairment charge	-	4,150	-
Depreciation, amortization and other intangibles impairment	1,277	1,401	1,206
Stock-based compensation expense	591	682	430
Deferred income taxes	22	8,566	769
(Gain) loss on disposal of fixed assets	(1)	(17)	93
(Increase) decrease in :
Receivables	449	11	(432)
Inventories	176	314	(1,026)
Other current assets	(17)	(13)	(29)
Other assets	103	(100)	(14)
Increase (decrease) in :
Accounts payable	(120)	122	32
Accrued expenses	(474)	1	411
Deferred revenue	11	59	(128)
Other non-current liabilities	-	(130)	130
Net cash provided by (used in) operating activities	366	(749)	2,302

Cash Flows from Investing Activities :
Purchase of property and equipment	(500)	(929)	(2,484)
Proceeds from sale / disposal of assets	1	34	2
Net cash used in investing activities	(499)	(895)	(2,482)

Cash Flows from Financing Activities :
Proceeds from exercise of stock options	-	-	537
Proceeds from employee stock purchase plan	17	66	36
Proceeds from issuance of long and short term debt	-	-	2,000
Purchase of treasury stock	-	(555)	-
Restricted cash requirement	(1,250)	-	-
Repayments on financing obligations	(558)	(593)	(311)
Net cash provided by (used in) financing activities	(1,791)	(1,082)	2,262

Effect of exchange rate changes on cash	(119)	(282)	14

Net increase (decrease) in cash and cash equivalents	(2,043)	(3,008)	2,096

Cash and Cash Equivalents, Beginning of Year	9,980	12,988	10,892

Cash and Cash Equivalents, End of Year	$7,937	$9,980	$12,988

Supplemental Cash Flow Disclosure :

Cash paid (received) for taxes and tax refunds	$(54)	$11	$233

Cash paid for interest	84	119	69

The accompanying notes are an integral part of these statements

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009
(in thousands, except share and per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CERTAIN BALANCE SHEET INFORMATION

Business

Strategic Diagnostics Inc. and its subsidiaries (“SDIX” or the “Company”) is a biotechnology company with a core mission of developing, commercializing and marketing innovative and proprietary products, services and solutions that preserve and enhance the quality of human health and wellness.

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

The Company’s Kit products portfolio includes immunoassays, which represent advanced technology for rapid, cost-effective detection of food pathogens as well as water and soil contaminants. SDIX’s RapidChek® and SELECT ™ kits are experiencing growing adoption for the detection of pathogens such as E. coli, Salmonella and Listeria in the production, processing and manufacturing of food and beverages.

By applying its core competencies of creating proprietary antibodies and assay development, the Company has produced sophisticated testing and reagent systems that are responsive to each customer’s analytical information needs.

SDIX is a customer-centric organization. The Company’s goals are to consistently deliver increased value to its customers that facilitate their business results, reduce costs and help in the management of risk. SDI sales professionals focus on delivering a quantifiable “return on investment” to their customers by reducing time and total costs associated with applications for which the Company’s products are used. In addition, the Company believes its tests provide high levels of accuracy and reliability, which deliver more actionable test results to the customer as compared to alternative products. The Company is focused on sustaining profitable growth by leveraging its expertise in antibodies and immuno-technologies to successfully develop proprietary products and services that enhance the competitive advantage of its customers.

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

Accounts Receivable

As of December 31, 2009 and 2008, the allowance for doubtful accounts was $38 and $70, respectively. If receivables are in dispute with the customer or otherwise deemed uncollectible, the Company’s policy is to charge these write-offs against the allowance. The Company continually reviews the realizability of its receivables and charges current period earnings for the amount deemed unrealizable. At December 31, 2009 and 2008, net accounts receivable were $3,650 and $4,099, respectively.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009
(in thousands, except share and per share data)

A summary of the activity in the allowance for doubtful accounts for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007
Balance, January 1	$70	$82	$134

Additions (reductions) to allowance for doubtful accounts charged (credited) to costs and expenses	12	70	(49)

Deductions-written off as uncollectible	(44)	(82)	(3)

Balance, December 31	$38	$70	$82

Inventories

The Company’s inventories are valued at the lower of cost or market.  For inventories that consist primarily of test kit components, bulk antibody serum and antibody products, cost is determined using the first in, first out method.

For inventories that consist of costs associated with the production of custom antibodies, cost is determined using the specific identification method. Realization of such inventories is dependent upon the successful completion of a project in accordance with customer specifications. Losses on projects in progress are recorded in the period such losses become probable.

At December 31, inventories consisted of the following:
	2009	2008

Raw materials	$807	$1,216
Work in progress	1,228	946
Finished goods	1,679	1,728
Inventories	$3,714	$3,890

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

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009
(in thousands, except share and per share data)

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

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method, which requires that compensation costs related to employee share-based payment transactions are measured in the financial statements at fair value on the date of grant and are recognized over the vesting period of the award.

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

The Company utilizes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of  the implementation of authoritative guidance on January 1, 2007 related to the accounting for uncertainty in income taxes,  the Company recognizes in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The authoritative guidance also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company includes interest and penalties related to unrecognized tax benefits as a component of income tax expense. See Note 10 for further information.

Basic and Diluted Income (Loss) per Share

Basic earnings (loss) per share (EPS) are computed by dividing net income or loss available for common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS, except that the dilutive effect of converting or exercising all potentially dilutive securities is also included in the denominator. The Company’s calculation of diluted EPS includes the dilutive effect of exercising stock options into common shares and the inclusion of unvested restricted stock awards. Basic loss per share excludes potentially dilutive securities. For the years 2009, 2008 and 2007, conversion of stock options and unvested restricted shares totaling 208,679, 339,656 and 96,116 into common share equivalents were excluded from this calculation because they were anti-dilutive.

Listed below are the basic and diluted share calculations for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007

Weighted average common shares outstanding	20,113,659	20,312,707	20,325,285

Shares used in computing basic net
income (loss) per share	20,113,659	20,312,707	20,325,285

Dilutive effect of stock options and
unvested restricted stock awards	-	-	237,360

Shares used in computing diluted net
income (loss) per share	20,113,659	20,312,707	20,562,645

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009
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

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative nongovernmental GAAP.   The ASC only changes the referencing of financial accounting standards and does not change or alter existing GAAP.  The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial statements.  SFAS 168 has been incorporated into the ASC as ASC-105, Generally Accepted Accounting Principles, or ASC 105.

In December 2007, the FASB issued SFAS No. 141(Revised), Business Combinations SFAS No. 141(R), which replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, measured at their fair values as of that date, with limited exceptions. This statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquired, at the full amounts of their fair values. SFAS No. 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  SFAS No. 141(R)’s impact on accounting for business combinations is dependent upon future acquisitions the Company may make.  SFAS 141(R) has been incorporated into the ASC as ASC-805, Business Combinations (“ASC 805”).

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”).  FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets.  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  FSP 142-3’s impact on the Company is dependent upon future acquisitions the Company may make. FSP 142-3 has been incorporated into the ASC as ASC-350, Intangibles (“ASC 350”).

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009
(in thousands, except share and per share data)

In September 2009, the FASB issued Accounting Standard Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605) – Multi-Deliverables Revenue Arrangements, a Consensus of the FASB Emerging Issues Task Force, to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. It establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities, specifically, how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact, if any, of adopting the update.

2. PROPERTY AND EQUIPMENT

As of December 31, property and equipment consisted of the following:

	2009	2008
Equipment	$6,595	$6,256
Building improvements	4,105	4,088
Furniture and fixtures	188	175
Land	1,452	1,380
Leasehold improvements	972	904
Total property and equipment	13,312	12,803

Less - accumulated depreciation and amortization	(8,686)	(7,528)
Net property and equipment	$4,626	$5,275

Depreciation expense was $1,150, $1,114 and $966 in 2009, 2008 and 2007, respectively.

3. INTANGIBLE ASSETS

As of December 31, intangible assets consisted of the following:

	2009	2008	Lives
Intangible assets	$2,614	$3,085	2-20
Less - accumulated amortization	(1,179)	(1,523)
Net intangible assets	$1,435	$1,562

In the fourth quarter of 2008, as economic conditions continued to decline, the Company experienced a sustained and significant decline in its stock price. As a result of this decline, the Company’s market capitalization was significantly below the book value of the Company’s stockholders’ equity at December 31, 2008. The Company performed an impairment test and the resulting fair value of goodwill was zero. Accordingly, the Company recorded a charge of $4,150 to write off the entire balance of goodwill during the year ended December 31, 2008.

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

A former director and current large shareholder of the Company was a majority shareholder of MCI. MCI will continue to receive royalties from the Company until July of 2012. Royalties paid to MCI in 2009, 2008 and 2007 were $167, $166 and $172, respectively.

Amortization of these intangible assets is on a straight line basis over their useful lives and was $127, $237 and $240 in 2009, 2008 and 2007, respectively. The following table is a schedule of the expected amortization expense in each of the next five years:

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009
(in thousands, except share and per share data)

Year	Amount
2010	$114
2011	114
2012	114
2013	114
2014	114

4. ACCRUED EXPENSES

As of December 31, accrued expenses consisted of the following:

	2009	2008

Royalties	$88	$143
Compensation	798	1,245
Professional fees	256	303
Purchases	244	169
Total accrued expenses	$1,386	$1,860

5. LONG-TERM DEBT

On May 5, 2000, the Company entered into a financing agreement with a commercial bank which was amended on August 12, 2009 (as amended, the “Credit Agreement”).

On August 21, 2007, the Company received a term loan under the Credit Agreement to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $2,000 in financing, $1,100 of which was outstanding at December 31, 2009, and is repayable over five years, with principal payments that began on October 1, 2007. The loan bears a fixed interest rate of 5.96% with equal amortization of principal payments plus interest.

This indebtedness is secured by $1,250 in restricted cash as required by the Credit Agreement.

The following table is a schedule of the principal payments required under the Company’s long-term indebtedness:

2010	$400
2011	400
2012	300

Total debt	$1,100

Interest expense was $82, $117 and $78 in 2009, 2008 and 2007, respectively.

6. SHARE-BASED COMPENSATION

Under various plans, executives, key employees and outside directors receive awards of options to purchase common stock. The Company has a stock option plan (the “2000 Plan”) which authorizes the granting of incentive and nonqualified stock options and restricted stock awards. Incentive stock options are granted at not less than 100% of fair market value at the date of grant (110% for stockholders owning more than 10% of the Company’s common stock). Nonqualified stock options are granted at not less than 85% of fair market value at the date of grant. A maximum of 6,000,000 shares of common stock are issuable under the 2000 Plan. Certain additional options have been granted outside the 2000 Plan. These options generally follow the provisions of the 2000 Plan. The Company issues new shares to satisfy option exercises and the vesting of restricted stock awards.

The Company also has an Employee Stock Purchase Plan (the “ESPP”). The ESPP allows eligible full-time employees to purchase shares of common stock at 90 percent of the lower of the fair market value of a share of common stock on the first or last day of the quarter. Eligible employees are provided the opportunity to acquire Company common stock during each quarter. No more than 661,157 shares of common stock may be issued under the ESPP. Such stock may be unissued shares or treasury shares of the Company or may be outstanding shares purchased in the open market or otherwise on behalf of the ESPP. For financial reporting purposes, the Company’s ESPP is compensatory. Therefore, the Company is required to recognize compensation expense related to the discount from market value of shares sold under the ESPP.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009
(in thousands, except share and per share data)

On December 27, 2005, the Board of Directors of the Company approved the accelerated vesting, effective as of December 31, 2005, of all unvested stock options granted to employees and non-employee directors from 2002 through 2005 under the 2000 Plan, as well as options granted to the Company’s former Chief Executive Officer under his original employment agreement. The acceleration of vesting of these options reduced non-cash compensation expense that would have been recorded in the Company’s statements of operations in 2006, 2007 and 2008, in anticipation of the adoption of the fair value method of accounting for stock-based compensation in January 2006. The Board’s decision to accelerate the vesting was based on such factors as: 48% of the options were “out of the money”; the options generally vested over the next three years; to reduce compensation expense that would be recorded in future periods following the adoption of the fair value method and, the Company decided to rely, to a substantial degree, on restricted stock as opposed to options in future incentive compensation awards.

As a result of the acceleration, options to purchase approximately 381,000 shares of the Company’s common stock (which represented 23% of the Company’s outstanding stock options) became exercisable on December 31, 2005. The accelerated options ranged in exercise price from $2.51 to $4.12 per share and the weighted average exercise price of the accelerated options was $3.41 per share. Of the 381,000 shares that became exercisable, approximately 199,000 of these shares were “in the money” as of December 27, 2005, meaning that the exercise price was at or below the price of the Company’s common stock on that date. The weighted average exercise price of the “in the money” shares on that date was $3.02. The options subject to acceleration included options to purchase approximately 222,000 shares held in the aggregate by executive officers and approximately 48,000 shares held in the aggregate by non-employee directors of the Company. Of these 270,000 shares, approximately 147,000 were “in the money” as of December 27, 2005. The grant date fair value of the unvested portion of accelerated options at December 31, 2005 totaled $975,000 and would have been recognized as compensation expense in accordance with FASB ASC Topic 718 – Stock Compensation, in future years as follows: $682,000 in 2006, $228,000 in 2007 and $65,000 in 2008.

Share-based compensation expense recorded in 2009, 2008 and 2007 is summarized as follows:

	2009	2008	2007

Stock options	$307	$384	$249
Employee stock purchase plan	4	7	8
Restricted stock awards	280	291	173

Total share-based compensation expense	$591	$682	$430

The deferred income tax benefit related to share-based compensation expense for the years ended December 31, 2009 and 2008 was $0 due to the full valuation allowance recorded against deferred tax assets (see Note 10). The deferred income tax benefit for the year ended December 31, 2007 was $120.  Share-based compensation expense is a component of selling, general and administrative expense, and is recorded as a non-cash expense in the operating activities section of the consolidated statement of cash flows.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009
(in thousands, except share and per share data)

Information with respect to the stock options granted under the 2000 Plan and options granted separately from the 2000 Plan is summarized as follows:

					Weighted	Aggregate
	Number				Average Remaining	Instrinsic
	of Shares	Price Range			Contractual term	Value

Balance, January 1, 2007	1,469,729	$1.88	-	$6.94

Granted	180,575	$3.46	-	$4.65
Cancelled / forefeited	(224,284)	$2.50	-	$6.94
Exercised	(174,400)	$1.88	-	$4.20

Balance, December 31, 2007	1,251,620	$1.88	-	$6.94
Granted	574,420	$1.50	-	$4.60
Cancelled / forfeited	(106,068)	$3.05	-	$5.50

Balance, December 31, 2008	1,719,972	$1.88	-	$6.94
Granted	483,000	$1.10	-	$1.50
Cancelled / forfeited	(501,172)	$2.88	-	$4.69

Balance, December 31, 2009	1,701,800	$1.10	-	$6.94	6.1 years	$4

Vested and excercisable at
December 31, 2009	924,150	$1.50	-	$6.94	4.7 years	$-

Expected to vest as of
December 31, 2009	1,630,903	$1.10	-	$6.94	6.5 years	$4

As of December 31, 2009, options covering 924,150 shares were exercisable with a weighted average exercise price of $3.75 per share, and 1,906,731 shares were available for future grant under the 2000 Plan.

As of December 31, 2009 there was $446 of unrecognized compensation expense related to non-vested stock options that is expected to be recognized over a weighted average period of 3.3 years.

The total aggregate intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $0, $0 and $257 respectively. Cash received from the exercises during the years ended December 31, 2009, 2008 and 2007 was $0, $0 and $537 and are included within the financing activity section of the consolidated statements of cash flows.

The weighted average fair value at the date of grant for options granted during 2009, 2008 and 2007 was estimated at $0.62, $1.39 and $2.55 per share, respectively, using the Black-Scholes pricing model. The weighted-average assumptions used in the Black-Scholes model were as follows: dividend yield of 0%, expected volatility of 51% in 2009, 49% in 2008 and 59% in 2007, risk-free interest rate of 2.50% in 2009, 3.20% in 2008 and 4.25% in 2007, and an expected option life of 6 years in 2009, 6 years in 2008, and 5.5 years in 2007. The expected option life was computed using the sum of the average vesting period and the contractual life of the option and dividing by 2, for all periods presented.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009
(in thousands, except share and per share data)

The following table provides additional information about the Company’s stock options outstanding at December 31, 2009:

			Options Outstanding				Options Exercisable
				Weighted Average				Wtd. Average Exercise Price
Range of Exercise Prices			Number of Shares	Remaining Contractual Life		Exercise Price	Number of Shares

$1.10	-	$2.61	846,700	8.6	Years	$1.57	158,150	$1.90
$3.05	-	$3.57	206,400	3.6	Years	$3.32	206,400	$3.32
$3.69	-	$6.94	648,700	5.0	Years	$4.17	559,600	$4.14
$1.50	-	$6.94	1,701,800	6.1	Years	$3.41	924,150	$3.75

The Company grants restricted stock awards (RSA) which is the right to receive shares. The fair value of RSAs is based on the market price for the stock at the date of grant. RSAs generally vest over periods of two to five years.

The following table summarizes the changes in non-vested restricted stock units for the three year period ending December 31, 2009:

		Weighted Average
		Grant Date	Aggregate
	Shares	Fair Value	Intrinsic Value

Non-vested RSAs at January 1, 2007	85,222	$3.71

Granted	70,193	$4.61
Vested	(43,549)	$3.54
Cancelled / forfeited	(15,750)	$4.00

Non-vested RSAs at December 31, 2007	96,116	$4.36

Granted	266,619	$1.99
Vested	(52,117)	$4.02
Cancelled / forfeited	(14,212)	$4.71

Non-vested RSAs at December 31, 2008	296,406	$2.28
Granted	64,500	$1.26
Vested	(142,133)	$2.26
Cancelled / forfeited	(12,747)	$3.78

Non-vested RSAs at December 31, 2009	206,026	$1.77	$280

Expected to vest at December 31, 2009	196,111	$1.72	$267

The Company recorded compensation expense of $280, $291 and $173 for the years ended December 31, 2009, 2008 and 2007, for RSAs. This expense is a component of selling, general and administrative expenses, and is recorded as a non-cash expense in the operating activities section of the consolidated statement of cash flows. As of December 31, 2009, 196,111 of the above non-vested RSAs are expected to vest and there is approximately $256 of unrecognized compensation expense related to non-vested RSAs that are expected to vest over a weighted average of 2.1 years.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009
(in thousands, except share and per share data)

7. SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

The Company develops and manufactures antibodies in its life sciences division. Such antibodies are incorporated into test kits manufactured by the Company’s industrial BioDetection (Kit products) services division for the detection of a wide variety of substances related to food safety and water quality. In addition, antibodies from the life sciences division are sold to medical diagnostic and pharmaceutical companies and research institutions. The Company does not provide segment disclosures as discrete financial information is not prepared for the Life Sciences or BioDetection division for review by the Company’s Chief Operating Decision Maker.

Geographic:

The following table sets forth revenues by geographic region:

	Year Ended December 31,
	2009	2008	2007

United States	$19,739	$20,744	$21,154
Rest of the world	7,415	6,915	6,053
Total	$27,154	$27,659	$27,207

The Company’s basis for identifying sales by country is the ship-to location. There were no individual countries outside of the United States that represented more than 10% of the total revenues of the Company. There are no significant long-lived assets located outside the United States.

Products and Services:

The following table sets out revenues by product category.

	Year Ended December 31,
	2009	2008	2007
Life science	$14,321	$13,821	$14,281
Kit products	12,738	13,634	12,770
Contract revenue	95	204	156
Revenues	$27,154	$27,659	$27,207

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009
(in thousands, except share and per share data)

8. COMMITMENTS AND CONTINGENCIES

The Company leases its office and manufacturing facilities and other equipment under operating leases. Rent expense for the years ended December 31, 2009, 2008 and 2007, was $1,157, $991 and $843, respectively. Future commitments under non-cancelable leases at December 31, 2009 are as follows:

2010	$1,169
2011	845
2012	330
2013	300
2014	300
2015 and thereafter	600
$3,544

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

9. RETIREMENT SAVINGS PLAN

The Company maintains a retirement savings plan qualified under Section 401(k) of the Internal Revenue Code. The plan allows for eligible employees to contribute a portion of their gross wages to the plan. The Company matches employees’ contributions on a 100% basis up to 1% of gross wages and on a 50% basis up to the next 5% of gross wages. In 2009, 2008 and 2007, the Company recognized expense of $245, $242 and $172, respectively, associated with this plan.

10. INCOME TAXES

The components of income (loss) before tax expense as of December 31 are as follows:

	2009	2008	2007

United States	$(1,900)	$(7,587)	$1,673
Rest of the world	137	178	163
Total	$(1,763)	$(7,409)	$1,836

The income tax expense (benefit) consists of the following:

		2009	2008	2007

Federal	current	$(147)	$(20)	$95
	deferred		7,249	710
		(147)	7,229	805
State	current	7	(135)	63
	deferred	-	1,242	59
		7	1,107	122
Foreign	current	-	-	-
	deferred	28	50	49
		28	50	49
Total		$(112)	$8,386	$976

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009
(in thousands, except share and per share data)

The following table summarizes the significant differences between the U.S. Federal statutory rate and the Company’s effective tax rate for financial statement purposes:

	2009	2008	2007

Statutory tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	(0.3)	(9.9)	4.4
Valuation allowance, federal	(22.7)	(135.8)	-
Goodwill impairment	-	(2.5)	-
Provision for uncertain tax positions	-	-	10.4
Additional tax for reconciliation to return	-	-	6.2
Research and development credits	(0.4)	1.6	(6.7)
Other, net	(4.3)	(0.6)	4.9

Total	6.3%	(113.2%)	53.2%

Significant components of the Company’s deferred tax assets as of December 31 are as follows:

	2009	2008

Net operating loss carryforwards	$7,856	$6,875
Credit carryforwards	884	1,048
Amortization and depreciation	3,647	4,033
Deferred compensation	240	188
Non-deductible reserves	141	69
Inventory costs not currently deductible	323	299

Total deferred tax assets	13,091	12,512
Valuation allowance	(13,039)	(12,438)

Net deferred tax assets	$52	$74

For the year ended December 31, 2009, the Company recorded income tax benefit of $112, which included a $601 increase in the valuation allowance recorded against deferred tax assets of $13,091.  The current federal income tax benefit is primarily the result of changes in federal tax law that provided the ability to realize research and experimentation credits and alternative minimum tax credits that previously had a valuation allowance provided against them. The increase in the valuation allowance is primarily due to the continuation of the conditions that led to the conclusion that a full valuation allowance against U.S. federal and state deferred tax assets was required

FASB ASC 740, Accounting for Income Taxes (“FASB ASC 740”), requires a company to evaluate its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. Pursuant to FASB ASC 740, a cumulative pre-tax loss in recent years is significant negative evidence that is difficult to overcome in considering whether deferred tax assets are more likely than not realizable. The Company has evaluated the possibility of potential tax planning strategies and determined that none currently exist that the Company would conclude are prudent and feasible. The Company has concluded, based upon the evaluation of all available evidence, that it is more likely than not that the U.S. federal and state net deferred tax assets will not be realized and has recorded a full valuation allowance on its U.S. federal and state net deferred tax assets, as of December 31, 2009.

At December 31, 2009, the Company had approximately $4,905 of net operating loss carryforwards for tax purposes which have no expiration related to operations in the United Kingdom (“UK”). Management considered positive and negative indicators, as well as potential tax planning strategies, and has concluded that a substantial valuation allowance of approximately $1,321 was necessary for the foreign deferred tax assets of approximately $1,373. The positive indicators include the contribution to income before taxes by the foreign operations in the UK for 2009 and 2008, and the forecasted income before taxes in the UK for 2010 and 2011. The negative indicators include a history of substantial net operating losses in the UK, the lack of income before taxes prior to 2004, limited income before taxes in the recent years and limitations with regard to estimating income in the UK beyond 2011 resulting from a year-to-year evaluation of the future need for a UK subsidiary.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009
(in thousands, except share and per share data)

At December 31, 2009, the Company had U.S. federal net operating loss carryforwards of $17,380 including those of acquired companies, which will expire as follows:

Year	Net Operating Loss (in thousands)

2010	$4,536
2017	760
2018	1,327
2019	550
2020	66
2021	56
2022	2,268
2024	2,033
2025	3
2026	1
2027	1
2028	3,492
2029	2,287

Total	$17,380

The Tax Reform Act of 1986 (the “Act”) limits the annual use of net operating loss and income tax credit carryforwards (after certain ownership changes, as defined by the Act). The application of these limits could significantly restrict the Company’s ability to utilize these carryforwards. Certain of the Company’s total net operating loss carryforwards from 2001 and prior years are subject to limitations on their annual use since a cumulative change in ownership of more than 50% has occurred within a three-year period with respect to those net operating loss carryforwards. The Company continues to evaluate recent changes in ownership. If it is determined that an ownership change of more than 50% within a three-year period did occur, as determined pursuant to the Internal Revenue Code and Regulations, substantially all the net operating loss carryforwards and income tax credit carryforwards could be subject to annual limitations on usage. Because U.S. tax laws limit the time period during which these carryforwards may be applied against future taxable income, the Company may not be able to take full advantage of these attributes for federal and state income tax purposes due to the annual limitation usage.

The Company has federal research and experimentation credit carryforwards of $730 as of December 31, 2009, which are set to expire in years 2019 through 2029.  The Company also has federal alternative minimum tax credit carryforwards of $11 which have indefinite lives. In accordance with Internal Revenue Code §168(k)(4)) the Company intends to elect out of bonus depreciation on the filing of its 2009 federal income tax return which will result in a federal tax refund related to certain of the research and experimentation credits and the alternative minimum tax credits.  Accordingly, the research and experimentation credits and alternative minimum tax credits were reduced in the current year by $31 and $1, respectively.

For the year ended December 31, 2009, the Company increased its unrecognized tax benefits increased by $23 (net of decreases).

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009
(in thousands, except share and per share data)

The following table is a reconciliation of the gross unrecognized tax benefits during the years ended December 31:

	2009	2008	2007

Gross unrecognized tax benefits as of January 1	$487	$580	$362

Increases from positions taken in prior periods	-	-	128
Decreases from positions taken in prior periods	(5)	(130)	-
Increases from positions taken in current period	28	37	92
Decreases from unrecognized tax benefits for settlements
with taxing authorities	-	-	(2)

Gross unrecognized tax benefits as of December 31	$510	$487	$580

The unrecognized tax benefits at December 31, 2009 of $510, if recognized in a period where there was not a full valuation allowance, would affect the effective tax rate.

The Company is subject to U.S. federal and UK income tax, as well as income taxes of multiple state jurisdictions.

The Company recognizes accrued interest expense and penalties related to uncertain tax benefits in income tax expense.  The Company had no payments or accruals of interest or penalties that were required to be recognized for unrecognized tax benefits during the year ended December 31, 2009.  The Company had no payments or accruals of interest or penalties for the years ended December 31, 2008 and 2007, due to the available net operating loss carryforwards. Additionally there was no interest or penalties required to be recognized in the statement of operations during the year ended December 31, 2009 and no interest or penalties required to be recognized in the statement of operations during the years ended December 31, 2008 and 2007.

For federal purposes, post-1992 tax years remain open to examination as a result of net operating loss carryforwards.  For state purposes, the statute of limitations remains open in a similar manner for states that have generated net operating losses. The Company does not expect that the total amount of unrecognized tax benefits related to positions taken in prior periods will change significantly during the next twelve months.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009
(in thousands, except share and per share data)

12. QUARTERLY FINANCIAL DATA (unaudited)

	Three Months Ended,
	March 31	June 30	September 30	December 31
	(In thousands except per share data)
2009
Revenues	$6,902	$6,853	$7,196	$6,203
Gross profit (1)	3,805	3,630	4,113	3,190
Net loss	(561)	(734)	(291)	(65)
Basic loss per share	(0.03)	(0.04)	(0.01)	-
Diluted loss per share	(0.03)	(0.04)	(0.01)	-

2008
Revenues	$7,155	$6,584	$6,892	$7,028
Gross profit (1)	4,033	3,400	3,337	3,798
Net loss	(12)	(1,081)	(2,218)	(12,484)
Basic loss per share	-	(0.05)	(0.11)	(0.62)
Diluted loss per share	-	(0.05)	(0.11)	(0.62)

(1) Gross profit is revenues less manufacturing expenses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATEGIC DIAGNOSTICS INC.

Date:	March 26, 2010	/s/ Francis M. DiNuzzo
Francis M. DiNuzzo
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	March 26, 2010	/s/ Richard van den Broek
Richard van den Broek
Lead Director

Date:	March 26, 2010	/s/ Francis M. DiNuzzo
Francis M. DiNuzzo
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	March 26, 2010	/s/ Kevin J. Bratton
Kevin J. Bratton
Vice President – Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	March 26, 2010	/s/ Steven Becker
Steven Becker
Director

Date:	March 26, 2010	/s/ Thomas A. Bologna
Thomas A. Bologna
Director

Date:	March 26, 2010	/s/ Geoffrey Davis
Geoffrey Davis
Director

Date:	March 26, 2010	/s/ Clifford L. Spiro
Clifford L. Spiro
Director

Date:	March 26, 2010	/s/ Stephen L. Waechter
Stephen L. Waechter
Director

Date:	March 26, 2010	/s/ David M. Wurzer
David M. Wurzer
Director