Form 10-Q
period 2010-03-31
STRATEGIC DIAGNOSTICS INC/DE/
filed 2010-05-07
CIK 911649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

Yes: ☐          No: ☒

As of April 30, 2010, there were 20,413,403 outstanding shares of the Registrant’s common stock, par value $.01 per share.

STRATEGIC DIAGNOSTICS INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current Assets :
Cash and cash equivalents	$8,066	$7,937
Restricted cash	1,250	1,250
Receivables, net	3,301	3,650
Inventories	3,710	3,714
Deferred tax asset	1	1
Other current assets	1,015	551
Total current assets	17,343	17,103

Property and equipment, net	4,399	4,626
Other assets	105	10
Deferred tax asset	51	51
Intangible assets, net	1,406	1,435
Total assets	$23,304	$23,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities :
Current portion of long-term debt	$400	$400
Accounts payable	399	571
Accrued expenses	2,087	1,386
Deferred revenue	84	75
Total current liabilities	2,970	2,432

Long-term debt	600	700

Stockholders’ Equity:
Preferred stock, $.01 par value, 20,920,648 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.01 par value, 35,000,000 shares authorized,
20,806,247 and 20,786,515 issued
at March 31, 2010 and December 31, 2009, respectively	208	208
Additional paid-in capital	41,091	40,958
Treasury stock, 406,627 common shares at cost
at March 31, 2010 and December 31, 2009	(555)	(555)
Accumulated deficit	(20,735)	(20,276)
Cumulative translation adjustments	(275)	(242)
Total stockholders’ equity	19,734	20,093
Total liabilities and stockholders’ equity	$23,304	$23,225

 The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months
	Ended March 31,
	2010	2009

Revenues	$6,691	$6,902

OPERATING EXPENSES:
Manufacturing	2,755	3,097
Research and development	676	663
Selling, general and administrative	3,715	3,720
Gain on disposal of assets	(8)	-
Total operating expenses	7,138	7,480

Operating loss	(447)	(578)

Interest income (expense), net	(12)	5

Loss before taxes	(459)	(573)

Income tax benefit	-	(12)

Net loss	(459)	(561)

Basic loss per share	$(0.02)	$(0.03)

Shares used in computing basic loss per share	20,187,890	20,035,174

Diluted loss per share	$(0.02)	$(0.03)

Shares used in computing diluted loss per share	20,187,890	20,035,174

The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months
	Ended March 31,
	2010	2009

Cash Flows from Operating Activities :
Net loss	$(459)	$(561)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities :
Depreciation and amortization	291	329
Share-based compensation expense	135	218
Deferred income tax provision	-	12
(Gain) loss on disposal of fixed assets	(8)	-
(Increase) decrease in :
Receivables	349	512
Inventories	4	(104)
Other current assets	(464)	(576)
Other assets	(97)	82
Increase (decrease) in :
Accounts payable	(172)	(269)
Accrued expenses	687	(507)
Deferred revenue	9	300
Net cash provided by (used in) operating activities	275	(564)

Cash Flows from Investing Activities :
Purchase of property and equipment	(37)	(193)
Proceeds from sale of assets	10	-

Net cash used in investing activities	(27)	(193)

Cash Flows from Financing Activities :
Proceeds from employee stock purchase plan	14	4
Repayments on financing obligations	(100)	(153)

Net cash used in financing activities	(86)	(149)

Effect of exchange rate changes on cash	(33)	(8)

Net increase (decrease) in Cash and Cash Equivalents	129	(914)

Cash and Cash Equivalents, Beginning of Period	7,937	9,980

Cash and Cash Equivalents, End of Period	$8,066	$9,066

Supplemental Cash Flow Disclosure :

Cash paid for taxes	7	8

Cash paid for interest	20	26

The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Strategic Diagnostics Inc. and its subsidiaries, now doing business as SDIX (“SDIX” or the “Company”), is a biotechnology company with a core mission of developing, commercializing, and marketing innovative, effective, and proprietary products, and solutions that preserve and enhance the quality of human health and wellness.  The Company serves the pharmaceutical, biotechnology, diagnostics, food safety and environmental markets.

In February 2010, the Company announced it would be doing business as SDIX.  The SDIX name and logo were introduced to better reflect the Company’s evolution from its historical beginnings as an industrial diagnostics products and antibody production company to the company it is today, with all of its core capabilities and expanded expertise in developing and delivering a full suite of innovative immuno-solutions.  The new name also aligned the Company’s name with its website address and NASDAQ listing, making the Company easier to find and connect to.

SDIX is a customer-centric organization. The Company's goals are to consistently deliver increased value to its customers through products and services that facilitate business results, reduce costs, and help manage risk.  SDIX sales professionals focus on delivering a quantifiable “return on investment” to our customers, demonstrating to them how to reduce time and total costs associated with applications for which the Company’s products are used. In addition, the Company believes its tests and immuno-solutions provide high levels of accuracy and reliability, delivering more actionable results to the customer compared to alternative products.

The Company is focused on sustaining profitable growth by leveraging its expertise in antibodies and immuno-technologies to successfully develop proprietary products and services that enhance the competitive advantage of our customers.

The Company believes that its competitive position has been enhanced through the combination of talent, technology, and resources resulting from the business development activities it has pursued since our inception. The Company has achieved meaningful economies of scale for the products it offers through the utilization of its facilities in Newark, Delaware for the manufacture of test kits and antibodies and its facilities located in Windham, Maine for the manufacture of antibodies.

The Company’s Life Sciences product portfolio includes a full suite of integrated immuno-solution capabilities including assay design, development, and production.  These capabilities, combined with its proprietary Genomic Antibody Technology™ (“GAT™”), are being used today to help discover the mechanisms of disease, facilitate the development of new drugs, and provide the means for rapid diagnosis.

The Company’s Kit Products portfolio includes immunoassays which represent advanced technology for rapid, cost-effective, easy-to-use, and accurate detection of food pathogens. SDIX’s RapidChek® and SELECT™ test kits are experiencing growing adoption for the detection of pathogens such as E. coli, Salmonella and Listeria in the production, processing, and manufacturing of food and beverages.

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

Basis of Presentation and Interim Financial Statements

The accompanying unaudited consolidated interim financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. In the opinion of management, the accompanying consolidated interim financial statements include all adjustments (all of which are of a normal recurring nature) necessary for a fair presentation of the results of operations.  The interim operating results are not necessarily indicative of the results to be expected for the entire year.

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

Comprehensive Loss

Comprehensive loss consists of the following for each period:

	Three Months Ended
	March 31,
	2010	2009

Net loss	$(459)	$(561)
Currency translation adjustment	(33)	(8)
Total comprehensive loss	$(492)	$(569)

2.       BASIC AND DILUTED LOSS PER SHARE

          Basic loss per share (EPS) is computed by dividing net loss available for common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS, except that the dilutive effect of converting or exercising all potentially dilutive securities is also included in the denominator. The Company’s calculation of diluted EPS includes the dilutive effect of stock options and restricted stock units. Basic loss per share excludes potentially dilutive securities.  For the three month periods ended March 31, 2010 and 2009, conversion of stock options and unvested restricted shares totaling 275,210 and 293,065, respectively, into common share equivalents were excluded from this calculation because they were anti-dilutive.

	Three Months Ended
	March 31,
	2010	2009

Weighted average common shares outstanding	20,187,890	20,035,174

Shares used in computing basic loss per share	20,187,890	20,035,174

Dilutive effect of stock options and
unvested restricted stock units	-	-

Shares used in computing diluted loss per share	20,187,890	20,035,174

3.	SHARE-BASED COMPENSATION

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

          The Company also has an Employee Stock Purchase Plan (the “ESPP”). The ESPP allows eligible full-time employees to purchase shares of common stock at 90 percent of the lower of the fair market value of a share of common stock on the first or last day of the quarter. Eligible employees are provided the opportunity to acquire Company common stock during each quarter. No more than 661,157 shares of common stock may be issued under the ESPP. Such stock may be unissued shares or treasury shares of the Company or may be outstanding shares purchased in the open market or otherwise on behalf of the ESPP.  The Company’s ESPP is compensatory and therefore, the Company is required to recognize compensation expense related to the discount from market value of shares sold under the ESPP.  The Company utilizes unissued shares to satisfy shares purchased under the ESPP.

Share-based compensation expense recorded in the three month periods ended March 31, 2010 and 2009 is summarized as follows:

	Three Months Ended
	March 31,
	2010	2009

Stock options	$84	$101
Employee stock purchase plan	6	1
Restricted stock awards	45	116

Total share-based compensation expense	$135	$218

 Share-based compensation expense is a component of selling, general and administrative expense, and is recorded as a non-cash expense in the operating activities section of the Company’s Consolidated Statements of Cash Flows.

 Proceeds received from employee payments into the ESPP in the three month periods ended March 31, 2010 and 2009, were $14 and $4, respectively.  These amounts are recorded in the cash flows from financing activities section of the Company’s Consolidated Statements of Cash Flows.

Information with respect to the activity of outstanding stock options granted under the 2000 Plan and options granted separately from the 2000 Plan for the three months ended March 31, 2010 is summarized as follows:

					Weighted	Aggregate
	Number				Average Remaining	Instrinsic
	of Shares	Price Range			Contractual term	Value

Balance, January 1, 2010	1,701,800	$1.10	-	$6.94

Granted	216,148	$1.50	-	$1.81
Cancelled / Forfeited	(84,380)	$1.50	-	$6.94

Balance, March 31, 2010	1,833,568	$1.10	-	$5.17	6.8 years	$365

Vested and excercisable at
March 31, 2010	964,138	$1.10	-	$5.17	4.9 years	$51

Expected to vest as of
March 31, 2010	1,755,168	$1.10	-	$5.17	6.7 years	$336

During the three month period ended March 31, 2010, there were 216,148 options granted with a weighted average grant date fair value, based on a Black-Scholes option pricing model, of $0.83 per share.  The assumptions used in the Black-Scholes model are as follows: dividend yield 0%, expected volatility 51.60%, risk-free interest rate 2.72% and expected life of 6.13 years.  The expected life of options granted was computed using the sum of the average vesting period and the contractual life of the option and dividing by two, for all periods presented.

The following table provides additional information about the Company’s stock options outstanding and exercisable at March 31, 2010:

			Options Outstanding				Options Exercisable
				Weighted Average				Weighted Average
Range of			Number of	Remaining		Exercise	Number of	Exercise
Exercise Prices			Shares	Contractual Life		Price	Shares	Price

$1.10	-	$2.51	1,010,648	8.7	Years	$1.57	186,548	$1.80
$3.05	-	$3.57	206,400	3.4	Years	$3.32	206,400	$3.32
$3.69	-	$5.17	616,520	4.9	Years	$4.16	571,190	$4.15
$1.10	-	$5.17	1,833,568	6.8	Years	$2.64	964,138	$3.52

A summary of the status of the Company’s unvested restricted stock as of December 31, 2009 and changes during the three month period ended March 31, 2010 is presented below.

		Weighted Average
		Grant Date	Aggregate
	Shares	Fair Value	Intrinsic Value

Non-vested RSA’s at January 1, 2010	206,026	$1.77
Granted	25,000	$1.49
Vested	(20,596)	$3.42
Cancelled / forfeited	(9,300)	$1.82

Non-vested RSA’s at March 31, 2010	201,130	$1.56	$382

Expected to vest at March 31, 2010	191,705	$1.53	$364

Restricted stock granted is generally scheduled to vest over periods of two to four years. The cost of the grant is charged to operations over the vesting period.  At March 31, 2010, the weighted average remaining term of non-vested restricted stock was 1.7 years.

4.        INVENTORIES

The Company’s inventories are valued at the lower of cost or market. For inventories that consist primarily of test kit components, bulk serum and antibody products, cost is determined using the first in, first out method. For inventories that consist of costs associated with the production of custom antibodies, cost is determined using the specific identification method. At March 31, 2010 and December 31, 2009, inventories consisted of the following:

	March 31,	December 31,
	2010	2009

Raw materials	$796	$807
Work in progress	1,221	1,228
Finished goods	1,693	1,679
Inventories	$3,710	$3,714

5.        INTANGIBLE ASSETS

At March 31, 2010 and December 31, 2009, intangible assets consisted of the following:

	March 31,	December 31,
	2010	2009	Lives
Intangible assets	2,614	2,614	2-20
Accumulated amortization	(1,208)	(1,179)
Net intangible assets	$1,406	$1,435

6.        DEBT

On May 5, 2000, the Company entered into a financing agreement with a commercial bank which was amended on August 12, 2009 (as amended, the “Credit Agreement”).

On August 21, 2007, the Company received a term loan under the Credit Agreement to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $2,000 in financing, $1,000 of which was outstanding at March 31, 2010, and is repayable over five years, with principal payments that began on October 1, 2007. The loan bears a fixed interest rate of 5.96% with equal amortization of principal payments plus interest.

This indebtedness is secured by $1.25 million in restricted cash as required by the Credit Agreement.

7.        INCOME TAXES

The Company evaluates its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required.  The Company had a full valuation allowance offsetting its U.S. federal and state net deferred tax assets which primarily represent net operating loss carryforwards (“NOLs”) at December 31, 2009.  During the three month period ended March 31, 2010, the Company’s management concluded that the full valuation allowance for U.S. federal and state net deferred tax assets is appropriate as the facts and circumstances during 2010 have not changed management’s conclusion that a full valuation allowance is necessary.

The Company is subject to U.S. federal and UK income tax, as well as income taxes of multiple state jurisdictions.   The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  At March 31, 2010, the Company had no interest or penalties accrued related to uncertain tax positions due to the available NOLs.

           As of January 1, 2010, the Company provided a liability for approximately $510 of unrecognized tax benefits, which if recognized in a period where there was not a full valuation allowance, would affect the effective tax rate.  For the three months ended March 31, 2010, unrecognized tax benefits increased by $1 to $511, which if recognized in a period where there was not a full valuation allowance, would affect the effective tax rate.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements reflecting the current expectations of Strategic Diagnostics Inc. and its subsidiaries (the “Company” or “SDIX”). In addition, when used in this quarterly report, the words “anticipate,” “enable,” “estimate,” “intend,” “expect,” “believe,” “potential,” “may,” “will,” “should,” “project” and similar expressions as they relate to the Company are intended to identify said forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, which may cause actual results to differ from those anticipated at this time. Such risks and uncertainties include, without limitation, changes in demand for products, delays in product development, delays in market acceptance of new products, retention of customers, attraction and retention of management and key employees, adequate supply of raw materials, inability to obtain or delays in obtaining third party approvals or required government approvals, the ability to meet increased market demand, competition, protection of intellectual property, non-infringement of intellectual property, seasonality, the ability to obtain financing and other factors more fully described in the Company’s public filings with the SEC including, without limitation, the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Background

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

The Company continues to develop and introduce new methods for the detection of food pathogens that deliver a strong competitive advantage to its customers. In 2009, the Company received a patent for new technology to be used in proprietary enrichments of its food pathogen testing methods. The patent covers technology for increasing the specificity and sensitivity of the Company’s immunoassay test methods. The patent also makes claims for the application of the technology in large scale bio-production/bio-fermentation processes, such as those used in the production of amino acids, ethanol, enzymes and other processes using microbiological production methods.

The Company continued to develop multiple channels to market worldwide through an approach that includes direct sales, inside sales, distributors and agents. The Company increased distribution for its food pathogen products in Europe and Asia where there is growing demand for the Company’s product line.

The Company believes it is making progress in many of its business efforts. As the deployment of new initiatives is accelerated, building on the Company’s leadership position in food pathogens and expanding its strong positioning in the emerging area of genomic antibodies, the Company anticipates that the revenue lost to market changes in its legacy businesses will be replaced and the Company will develop a stronger, more predictable revenue base.

The Company expects the life science and food pathogen product lines to be its primary growth drivers in the future, and that the Company’s competencies and competitive positions in these two areas will remain strong.

Results of Operations

Three Months Ended March 31, 2010 versus Three Months Ended March 31, 2009

Revenues for the three months ended March 31, 2010 decreased 3% to $6.7 million, compared to $6.9 million for the same period in 2009. The decrease in revenues in the first quarter of 2010 was primarily the result of a 7% decrease in sales of kit products, partially offset by a 3% increase in sales of Life Science products.

	Three Months Ended
	March 31,		Increase	Percent
	2010	2009	(Decrease)	Change
	(in thousands, except percentages)
Life sciences	$3,788	$3,678	$110	3%
Kit products	2,903	3,129	(226)	(7%)
Contract	-	95	(95)	(100%)
Revenues	$6,691	$6,902	$(211)	(3%)

Life Science Products

Life Science revenues increased 3% to $3.8 million for the three month period ended March 31, 2010, compared to $3.7 million for the same period in 2009.  Sales of custom monoclonal products increased 61% to $1.1 million and custom polyclonal product sales increased 7% to $1.5 million.  These increases were partially offset by decreases in sales of bulk antibody products of 22% to $0.9 million and sales of products utilizing the GAT TM platform of 32% to $0.2 million.  This increase in Life Science revenues was primarily the result of increased sales to the Company’s largest Life Science customer and increased sales to the Company’s customers in the biopharma industry.

Kit Products

Kit product revenues decreased 7% to $2.9 million for the three months ended March 31, 2010 as compared to $3.1 million in the same period of 2009.  Sales of food pathogen products remained the same at $1.4 million in the three month periods ended March 31, 2010 and 2009.  Ag-GMO product sales decreased 6%, to $0.6 million in the first three months of 2010 as compared to the same period of 2009.  Water and environmental products revenue decreased 17%, to $0.9 million in the three month period ended March 31, 2010 as compared to the same period of 2009, which was primarily attributable to lower sales of water testing equipment.

Gross profit (defined as total revenues less manufacturing costs) for the three months ended March 31, 2010 was $3.9 million compared to $3.8 million for the same period in 2009. Gross margins were 59% and 55% for the three month periods ended March 31, 2010 and 2009, respectively.  The increase in gross margins is primarily attributable to effective cost control and more efficient manufacturing in kit products production.

Research and development expenses were $676,000 or 10% of revenues for the three month period ended March 31, 2010, compared to $663,000 or 10% of revenues in the three month period ended March 31, 2009.

Selling, general and administrative expenses were $3.7 million in both of the three month periods ended March 31, 2010 and 2009.

The Company had net interest expense of $12,000 for the three month period ended March 31, 2010 compared to net interest income of $5,000 in the three month period ended March 31, 2009. The decrease was primarily due to lower interest rates received on decreased levels of invested cash and cash equivalents during the 2010 period.

 The Company has full valuation allowances placed against U.S. federal and state deferred tax assets.

Net loss was $459,000, or $0.02 per diluted share, for the three month period ended March 31, 2010, compared to a net loss of $561,000, or $0.03 per diluted share, for the same period in 2009. Diluted shares utilized in these computations were 20.2 million and 20.0 million for the 2010 and 2009 periods, respectively.

Liquidity and Capital Resources

The net cash provided by operating activities was $275,000 for the first three months of 2010 compared to net cash used in operating activities of $564,000 for the first three months of 2009.  The net cash provided by operating activities for the 2010 period was primarily the result of the net loss recorded in the period, increases in accrued expenses and decreases in accounts receivable.  The net cash used in operating activities for the 2009 period was primarily the result of the net loss recorded in the period, an increase in other current assets and a decrease in accrued expenses.

Net cash used in investing activities of $27,000 for the first three months of 2010 related primarily to the capital expenditures for the period. This compares to net cash used in investing activities of $193,000 for the first three months of 2009. Capital expenditures for 2010 and 2009 were primarily related to purchases of computer and electronic equipment.

Net cash used in financing activities of $86,000 for the first three months of 2010 was primarily attributable to scheduled debt repayments.  Net cash used in financing activities of $149,000 for the first three months of 2009 was primarily the result of scheduled debt repayments.

The Company’s working capital (current assets less current liabilities) was $14.4 million at March 31, 2010 compared to $14.7 million at December 31, 2009.

On May 5, 2000, the Company entered into a financing agreement with a commercial bank which was amended on August 12, 2009 (as amended, the “Credit Agreement”).

On August 21, 2007, the Company received a term loan under the Credit Agreement to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $2 million in financing, $1.0 million of which was outstanding at March 31, 2010, and is repayable over five years, with principal payments that began on October 1, 2007. The loan bears a fixed interest rate of 5.96% with equal amortization of principal payments plus interest.

This indebtedness is secured by $1.25 million in restricted cash as required by the Credit Agreement.

For the three months ended March 31, 2010, the Company satisfied all of its cash requirements from cash available and on-hand.  At March 31, 2010, the Company had $1 million in debt and $19.7 million in stockholders’ equity.

Based upon its cash and cash equivalents on hand, credit facilities, current product sales and the anticipated sales of new products, the Company believes it has, or has access to, sufficient resources to meet its operating requirements through at least the next 12 months. The Company’s ability to meet its long-term capital needs will depend on a number of factors, including compliance with new loan covenants, the success of its current and future products, the focus and direction of its research and development programs, competitive and technological advances, future relationships with corporate partners, government regulation, the Company’s marketing and distribution strategy, its successful sale of additional common stock and/or the Company successfully locating and obtaining other financing, and the success of the Company’s plan to make future acquisitions. Accordingly, no assurance can be given that the Company will be able to meet the future liquidity requirements that may arise from these inherent and similar uncertainties.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

STRATEGIC DIAGNOSTICS INC.
Date: May 7, 2010	/s/ Francis M. DiNuzzo
Francis M. DiNuzzo President, Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2010	/s/ Kevin J. Bratton
Kevin J. Bratton Vice President – Finance and Chief Financial Officer (Principal Financial and Accounting Officer)