Form 10-Q
period 2010-06-30
STRATEGIC DIAGNOSTICS INC/DE/
filed 2010-08-06
CIK 911649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

As of July 29, 2010, there were 20,496,836 outstanding shares of the Registrant’s common stock, par value $.01 per share.

STRATEGIC DIAGNOSTICS INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$7,650	$7,937
Restricted cash	1,250	1,250
Receivables, net	3,907	3,650
Inventories	3,658	3,714
Deferred tax asset	1	1
Other current assets	761	551
Total current assets	17,227	17,103

Property and equipment, net	4,307	4,626
Other assets	85	10
Deferred tax asset	51	51
Intangible assets, net	1,378	1,435
Total assets	$23,048	$23,225

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$400	$400
Accounts payable	449	571
Accrued expenses	1,978	1,386
Deferred revenue	2	75
Total current liabilities	2,829	2,432

Long-term debt	500	700

Stockholders' Equity:
Preferred stock, $.01 par value, 20,920,648 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.01 par value, 35,000,000 shares authorized,
20,902,030 and 20,786,515 issued
at June 30, 2010 and December 31, 2009, respectively	209	208
Additional paid-in capital	41,294	40,958
Treasury stock, 406,627 common shares at cost
at June 30, 2010 and December 31, 2009	(555)	(555)
Accumulated deficit	(20,950)	(20,276)
Cumulative translation adjustments	(279)	(242)
Total stockholders' equity	19,719	20,093
Total liabilities and stockholders' equity	$23,048	$23,225

The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Revenues	$6,796	$6,853	$13,487	$13,755

OPERATING EXPENSES:
Manufacturing	2,764	3,223	5,519	6,320
Research and development	764	820	1,440	1,483
Selling, general and administrative	3,469	3,524	7,184	7,244
Gain on disposal of assets	-	-	(8)	-
Total operating expenses	6,997	7,567	14,135	15,047

Operating loss	(201)	(714)	(648)	(1,292)

Interest income (expense), net	(14)	-	(26)	5

Loss before taxes	(215)	(714)	(674)	(1,287)

Income tax expense	-	20	-	8

Net loss	$(215)	$(734)	$(674)	$(1,295)

Basic loss per share	$(0.01)	$(0.04)	$(0.03)	$(0.06)

Shares used in computing basic
loss per share	20,229,963	20,105,814	20,209,158	20,070,882

Diluted loss per share	$(0.01)	$(0.04)	$(0.03)	$(0.06)

Shares used in computing diluted
loss per share	20,229,963	20,105,814	20,209,158	20,070,882

The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months
	Ended June 30,
	2010	2009

Cash Flows from Operating Activities :
Net loss	$(674)	$(1,295)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities :
Depreciation and amortization	578	653
Share-based compensation expense	254	375
Deferred income tax provision	-	26
Gain on disposal of fixed assets	(8)	-
(Increase) decrease in :
Receivables	(257)	360
Inventories	56	(15)
Other current assets	(210)	(298)
Other assets	(69)	81
Increase (decrease) in :
Accounts payable	(122)	(276)
Accrued expenses	590	(298)
Deferred revenue	(73)	217
Net cash provided by (used in) operating activities	65	(470)

Cash Flows from Investing Activities :
Purchase of property and equipment	(205)	(419)
Proceeds from sale of fixed assets	10	-

Net cash used in investing activities	(195)	(419)

Cash Flows from Financing Activities :
Proceeds from employee stock purchase plan	16	8
Proceeds from stock option excercises	64	-
Restricted cash requirement	-	(2,703)
Repayments on financing obligations	(200)	(305)

Net cash used in financing activities	(120)	(3,000)

Effect of exchange rate changes on cash	(37)	113

Net decrease in Cash and Cash Equivalents	(287)	(3,776)

Cash and Cash Equivalents, Beginning of Period	7,937	9,980

Cash and Cash Equivalents, End of Period	$7,650	$6,204

Supplemental Cash Flow Disclosure :

Cash paid (received) for taxes and tax refunds	(112)	11

Cash paid for interest	40	44

The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Strategic Diagnostics Inc. and its subsidiaries, now doing business as SDIX (“SDIX” or the “Company”), is a biotechnology company with a core mission of developing, commercializing, and marketing innovative and effective products and solutions that preserve and enhance the quality of human health and wellness.  The Company serves the pharmaceutical, biotechnology, diagnostics, food safety and environmental markets.

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

SDIX is a customer-centric organization. The Company’s goals are to consistently deliver increased value to its customers through products and services that facilitate business results, reduce costs, and help manage risk.  SDIX sales professionals focus on delivering a quantifiable “return on investment” to our customers, demonstrating to them how to reduce time and total costs associated with applications for which the Company’s products are used. In addition, the Company believes its tests and immuno-solutions provide high levels of accuracy and reliability, delivering more actionable results to the customer compared to alternative products.

The Company is focused on demonstrating profitable growth by leveraging its expertise in antibodies and immuno-technologies to successfully develop proprietary products and services that enhance the competitive advantage of our customers.

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

The Company’s Kit Products portfolio includes immunoassays which represent advanced technology for rapid, cost-effective, easy-to-use and accurate detection of food pathogens. SDIX’s RapidChek® and SELECT™ test kits are experiencing growing adoption for the detection of pathogens such as E. coli, Salmonella and Listeria in the production, processing, and manufacturing of food and beverages.

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

Comprehensive Loss

Comprehensive loss consists of the following for each period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net loss	$(215)	$(734)	$(674)	$(1,295)

Currency translation adjustment	(4)	121	(37)	113

Total comprehensive loss	$(219)	$(613)	$(711)	$(1,182)

2.	BASIC AND DILUTED LOSS PER SHARE

Basic loss per share (EPS) is computed by dividing net loss available for common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS, except that the dilutive effect of converting or exercising all potentially dilutive securities is also included in the denominator. The Company’s calculation of diluted EPS includes the dilutive effect of stock options and restricted stock units. Basic loss per share excludes potentially dilutive securities.  For the three month periods ended June 30, 2010 and 2009, stock options and unvested restricted shares totaling 336,332 and 226,810, common share equivalents, respectively and for the six month periods ended June 30, 2010 and 2009, stock options and unvested restricted shares totaling 405,897 and 225,519, common share equivalents, respectively, were excluded from this calculation because they were anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Weighted average common shares outstanding	20,229,963	20,105,814	20,209,158	2,070,882

Shares used in computing basic
loss per share	20,229,963	20,105,814	20,209,158	2,070,882

Dilutive effect of stock options and
unvested restricted stock units	-	-	-	-

Shares used in computing diluted
loss per share	20,229,963	20,105,814	20,209,158	2,070,882

3.	SHARE-BASED COMPENSATION

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

The Company also has an Employee Stock Purchase Plan (the “ESPP”). The ESPP allows eligible full-time employees to purchase shares of common stock at 90% of the lower of the fair market value of a share of common stock on the first or last day of the quarter. Eligible employees are provided the opportunity to acquire Company common stock during each quarter. No more than 661,157 shares of common stock may be issued under the ESPP. Such stock may be unissued shares or treasury shares of the Company or may be outstanding shares purchased in the open market or otherwise on behalf of the ESPP.  The Company’s ESPP is compensatory and therefore, the Company is required to recognize compensation expense related to the discount from market value of shares sold under the ESPP.  The Company utilizes unissued shares to satisfy shares purchased under the ESPP.

Share-based compensation expense recorded in the three and six month periods ended June 30, 2010 and 2009 is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Stock options	$72	$79	$156	$180
Employee stock purchase plan	1	-	7	1
Restricted stock units	46	78	91	194

Total share-based compensation expense	$119	$157	$254	$375

Share-based compensation expense is a component of selling, general and administrative expense, and is recorded as a non-cash expense in the operating activities section of the Company’s Consolidated Statements of Cash Flows.

Proceeds received from the exercise of stock options in the six month periods ended June 30, 2010 and 2009, were $64 and $0, respectively.  Proceeds received from employee payments into the ESPP in the six month periods ended June 30, 2010 and 2009, were $16 and $8, respectively.  These amounts are recorded in the cash flows from financing activities section of the Company’s Consolidated Statements of Cash Flows.

Information with respect to the activity of outstanding stock options granted under the 2000 Plan and options granted separately from the 2000 Plan for the six months ended June 30, 2010 is summarized as follows:

					Weighted	Aggregate
	Number				Average Remaining	Instrinsic
	of Shares	Price Range			Contractual term	Value

Balance, January 1, 2010	1,701,800	$1.10	-	$6.94

Granted	529,852	$1.50	-	$2.09
Excercised	(42,500)	$1.50	-	$1.50
Cancelled / Forfeited	(148,046)	$1.49	-	$6.94

Balance, June 30, 2010	2,041,106	$1.10	-	$5.17	7.1 years	$267

Vested and excercisable at
June 30, 2010	969,986	$1.10	-	$5.17	5.1 years	$52

Expected to vest as of
June 30, 2010	1,946,291	$1.10	-	$5.17	7.0 years	$246

During the six month period ended June 30, 2010, there were 529,852 options granted with a weighted average grant date fair value, based on a Black-Scholes option pricing model, of $0.83 per share.  The assumptions used in the Black-Scholes model are as follows: dividend yield 0%, expected volatility 51.56%, risk-free interest rate 2.60% and expected life of 5.92 years.  The expected life of options granted was computed using the sum of the average vesting period and the contractual life of the option and dividing by two, for all periods presented.

The following table provides additional information about the Company’s stock options outstanding and exercisable at June 30, 2010:

			Options Outstanding			Options Exercisable
				Weighted Average			Weighted Average
Range of			Number of	Remaining	Exercise	Number of	Exercise
Exercise Prices			Shares	Contractual Life	Price	Shares	Price

$1.10	-	$2.51	1,268,852	8.7 Years	$1.67	223,732	$1.72
$3.05	-	$3.57	206,400	3.1 Years	$3.32	206,400	$3.32
$3.69	-	$5.17	565,854	5.0 Years	$4.16	539,854	$4.14
$1.10	-	$5.17	2,041,106	7.1 Years	$2.53	969,986	$3.41

A summary of the status of the Company’s unvested restricted stock as of January 1, 2010 and changes during the six month period ended June 30, 2010 is presented below.

		Weighted Average
		Grant Date	Aggregate
	Shares	Fair Value	Intrinsic Value

Non-vested RSA's at January 1, 2010	206,026	$1.77
Granted	67,500	$1.60
Vested	(57,570)	$2.09
Cancelled / forfeited	(9,300)	$1.82

Non-vested RSA's at June 30, 2010	206,656	$1.62	$374

Expected to vest at June 30, 2010	195,656	$1.59	$354

Restricted stock granted is generally scheduled to vest over periods of two to four years. The cost of the grant is charged to operations over the vesting period.  At June 30, 2010, the weighted average remaining term of non-vested restricted stock was 1.9 years.

4.	INVENTORIES

The Company’s inventories are valued at the lower of cost or market. For inventories that consist primarily of test kit components, bulk serum and antibody products, cost is determined using the first in, first out method. For inventories that consist of costs associated with the production of custom antibodies, cost is determined using the specific identification method. At June 30, 2010 and December 31, 2009, inventories consisted of the following:

	June 30,	December 31,
	2010	2009

Raw materials	$805	$807
Work in progress	1,231	1,228
Finished goods	1,622	1,679
Inventories	$3,658	$3,714

5.	INTANGIBLE ASSETS

At June 30, 2010 and December 31, 2009, intangible assets consisted of the following:

	June 30,	December 31,
	2010	2009	Lives
Intangible assets	2,614	2,614	2-20
Accumulated amortization	(1,236)	(1,179)
Net intangible assets	$1,378	$1,435

6.	DEBT

On May 5, 2000, the Company entered into a financing agreement with a commercial bank which was amended on August 12, 2009 (as amended, the “Credit Agreement”).

On August 21, 2007, the Company received a term loan under the Credit Agreement to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $2,000 in financing, $900 of which was outstanding at June 30, 2010, and is repayable over five years, with principal payments that began on October 1, 2007. The loan bears a fixed interest rate of 5.96% with equal amortization of principal payments plus interest.

This indebtedness is secured by $1.25 million in restricted cash as required by the Credit Agreement.

7.	INCOME TAXES

The Company evaluates its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required.  The Company had a full valuation allowance offsetting its U.S. federal and state net deferred tax assets which primarily represent net operating loss carryforwards (“NOLs”) at December 31, 2009.  During the six month period ended June 30, 2010, the Company’s management concluded that the full valuation allowance for U.S. federal and state net deferred tax assets is appropriate as the facts and circumstances during 2010 have not changed management’s conclusion that a full valuation allowance is necessary.

The Company is subject to U.S. federal and UK income tax, as well as income taxes of multiple state jurisdictions.   The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  At June 30, 2010, the Company had no interest or penalties accrued related to uncertain tax positions due to the available NOLs.

As of January 1, 2010, the Company provided a liability for approximately $510 of unrecognized tax benefits, which if recognized in a period where there was not a full valuation allowance, would affect the effective tax rate.  For the six months ended June 30, 2010, unrecognized tax benefits decreased by $17 to $493, which if recognized in a period where there was not a full valuation allowance, would affect the effective tax rate.

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

Background

SDIX is a biotechnology company with a core mission of developing, commercializing and marketing innovative and effective products, services and solutions that preserve and enhance the quality of human health and wellness.

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

In 2009, and continuing into the first six months of 2010, the Company continued the transition from a fragmented product offering and marketing strategy to becoming a focused organization, with proven, proprietary technologies tied directly to its customers’ needs. The transition is most evident in the Life Science immuno-solutions initiative and food pathogen detection products, where the Company believes significant progress is being made.

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

Results of Operations

Three Months Ended June 30, 2010 versus Three Months Ended June 30, 2009

Revenues for the three months ended June 30, 2010 decreased 1% to $6.8 million, compared to $6.9 million for the same period in 2009. The decrease in revenues in the second quarter of 2010 was primarily the result of a 13% decrease in sales of kit products, partially offset by a 10% increase in sales of Life Science products.

	Three Months Ended
	June 30,		Increase	Percent
	2010	2009	(Decrease)	Change
	(in thousands, except percentages)
Life sciences	$3,673	$3,346	$327	10%
Kit products	3,048	3,507	(459)	(13%)
Contract	75	-	75	n/a
Revenues	$6,796	$6,853	$(57)	(1%)

Life Science Products

Life Science revenues increased 10% to $3.7 million for the three month period ended June 30, 2010, compared to $3.3 million for the same period in 2009.  Sales of custom monoclonal products increased 41% to $1.0 million; custom polyclonal product sales increased 9% to $1.6 million and sales of bulk antibody products increased 5% to $0.8 million.  These increases were partially offset by a decrease in sales of products utilizing the GAT TM platform of 29% to $0.3 million.  This increase in Life Science revenues was primarily the result of increased sales to the Company’s customers in the biopharma and antibody catalog industries.

Kit Products

Kit product revenues decreased 13% to $3.0 million for the three months ended June 30, 2010 compared to $3.5 million in the same period of 2009.  Sales of food pathogen products decreased 7% to $1.3 million; Ag-GMO product sales decreased 17%, to $0.5 million and water and environmental products revenue decreased 17%, to $1.2 million in the three month period ended June 30, 2010 as compared to the same period of 2009.

Gross profit (defined as total revenues less manufacturing costs) for the three months ended June 30, 2010 was $4.0 million compared to $3.6 million for the same period in 2009. Gross margins were 59% and 53% for the three month periods ended June 30, 2010 and 2009, respectively.  The increase in gross margin is primarily attributable to effective cost control and more efficient manufacturing in kit products production, as well as increased revenues in life science products.

Research and development expense were $764,000 or 11% of revenues in the three month period ended June 30, 2010, compared to $820,000 or 12% of revenues in the three month period ended June 30, 2009.

Selling, general and administrative expenses were $3.5 million in both of the three month periods ended June 30, 2010 and 2009.

The Company had net interest expense of $14,000 in the three month period ended June 30, 2010 compared to no net interest expense in the three month period ended June 30, 2009. The increase was primarily due to decreased levels of invested cash and cash equivalents during the 2010 period.

The Company has full valuation allowances placed against U.S. federal and state deferred tax assets.

Net loss was $215,000, or $0.01 per diluted share, in the three month period ended June 30, 2010, compared to a net loss of $734,000, or $0.04 per diluted share, for the same period in 2009. Diluted shares utilized in these computations were 20.2 million and 20.1 million for the 2010 and 2009 periods, respectively.

Six Months Ended June 30, 2010 versus Six Months Ended June 30, 2009

Revenues for the six months ended June 30, 2010 decreased 2% to $13.5 million, compared to $13.8 million for the same period in 2009. The decrease in revenues in the first six months of 2010 was primarily the result of a 10% decrease in sales of kit products, partially offset by a 6% increase in sales of Life Science products.

	Six Months Ended
	June 30,		Increase	Percent
	2010	2009	(Decrease)	Change
	(in thousands, except percentages)
Life sciences	$7,460	$7,023	$437	6%
Kit products	5,952	6,637	(685)	(10%)
Contract	75	95	(20)	(21%)
Revenues	$13,487	$13,755	$(268)	(2%)

Life Science Products

Life Science revenues increased 6% to $7.5 million for the six month period ended June 30, 2010, compared to $7.0 million for the same period in 2009.  Sales of custom monoclonal products increased 51% to $2.1 million; custom polyclonal product sales increased 8% to $3.1 million.  These increases were partially offset by a decrease in sales of products utilizing the GAT TM platform of 30% to $0.6 million and a decrease in sales of bulk antibody products of 11% to $1.7 million.  This increase in Life Science revenues was primarily the result of increased sales to the Company’s customers in the biopharma and antibody catalog industries.

Kit Products

Kit product revenues decreased 10% to $6.0 million for the six months ended June 30, 2010 compared to $6.6 million in the same period of 2009.  Sales of food pathogen products decreased 3% to $2.7 million; Ag-GMO product sales decreased 11%, to $1.1 million and water and environmental products revenue decreased 17%, to $2.2 million in the six month period ended June 30, 2010 as compared to the same period of 2009.

Gross profit (defined as total revenues less manufacturing costs) for the six months ended June 30, 2010 was $8.0 million compared to $7.4 million for the same period in 2009. Gross margins were 59% and 54% for the six month periods ended June 30, 2010 and 2009, respectively.  The increase in gross margin is primarily attributable to effective cost control and more efficient manufacturing in kit products production, as well as increased revenues in life science products.

Research and development expenses were $1.4 million or 11% of revenues in the six month period ended June 30, 2010, compared to $1.5 million or 11% of revenues in the six month period ended June 30, 2009.

Selling, general and administrative expenses were $7.2 million in both of the six month periods ended June 30, 2010 and 2009.

The Company had net interest expense of $26,000 in the six month period ended June 30, 2010 compared to net interest income of $5,000 in the six month period ended June 30, 2009. The increase was primarily due to decreased levels of invested cash and cash equivalents during the 2010 period.

The Company has full valuation allowances placed against U.S. federal and state deferred tax assets.

Net loss was $674,000, or $0.03 per diluted share, in the six month period ended June 30, 2010, compared to a net loss of $1.3 million, or $0.06 per diluted share, for the same period in 2009. Diluted shares utilized in these computations were 20.2 million and 20.1 million for the 2010 and 2009 periods, respectively.

Liquidity and Capital Resources

The net cash provided by operating activities was $65,000 for the first six months of 2010 compared to net cash used in operating activities of $470,000 for the first six months of 2009.  The net cash provided by operating activities for the 2010 period was primarily the result of the net loss recorded in the period offset by increases in accrued expenses and accounts receivable.  The net cash used in operating activities for the 2009 period was primarily the result of the net loss recorded in the period, an increase in other current assets and decreases in accounts receivable and accrued expenses.

Net cash used in investing activities of $195,000 for the first six months of 2010 related primarily to the capital expenditures for the period. This compares to net cash used in investing activities of $419,000 for the first six months of 2009. The capital expenditures for the 2010 and 2009 periods were primarily related to purchases of computer, manufacturing and laboratory equipment.

Net cash used in financing activities of $120,000 in the first six months of 2010 was primarily attributable to scheduled debt repayments, partially offset by funds received from stock option exercises.  Net cash used in financing activities of $3.0 million for the first six months of 2009 was primarily the result of a restricted cash requirement from the Company’s commercial bank and scheduled debt repayments.

The Company’s working capital (current assets less current liabilities) was $14.4 million at June 30, 2010 compared to $14.7 million at December 31, 2009.

On May 5, 2000, the Company entered into a financing agreement with a commercial bank which was amended on August 12, 2009 (as amended, the “Credit Agreement”).

On August 21, 2007, the Company received a term loan under the Credit Agreement to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $2 million in financing, $900,000 of which was outstanding at June 30, 2010, and is repayable over five years, with principal payments that began on October 1, 2007. The loan bears a fixed interest rate of 5.96% with equal amortization of principal payments plus interest.

This indebtedness is secured by $1.25 million in restricted cash as required by the Credit Agreement.

For the six months ended June 30, 2010, the Company satisfied all of its cash requirements from cash available and on-hand.  At June 30, 2010, the Company had $900,000 in debt and $19.7 million in stockholders’ equity.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

STRATEGIC DIAGNOSTICS INC.

Date: August 6, 2010	/s/ Francis M. DiNuzzo
Francis M. DiNuzzo President, Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2010	/s/ Kevin J. Bratton
Kevin J. Bratton Vice President – Finance and Chief Financial Officer (Principal Financial and Accounting Officer)