Form 10-Q
period 2010-09-30
STRATEGIC DIAGNOSTICS INC/DE/
filed 2010-11-12
CIK 911649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ________________ to _________________

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

As of November 5, 2010, there were 20,518,086 outstanding shares of the Registrant’s common stock, par value $.01 per share.

STRATEGIC DIAGNOSTICS INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current Assets :
Cash and cash equivalents	$8,438	$7,937
Restricted cash	800	1,250
Receivables, net	4,175	3,650
Inventories	3,572	3,714
Deferred tax asset	1	1
Other current assets	595	551
Total current assets	17,581	17,103

Property and equipment, net	4,294	4,626
Other assets	62	10
Deferred tax asset	51	51
Intangible assets, net	1,349	1,435
Total assets	$23,337	$23,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities :
Current portion of long-term debt	$400	$400
Accounts payable	515	571
Accrued expenses	2,170	1,386
Deferred revenue	9	75
Total current liabilities	3,094	2,432

Long-term debt	400	700

Stockholders’ Equity:
Preferred stock, $.01 par value, 20,920,648 shares authorized, no shares issued or outstanding	-	-
Common stock, $.01 par value, 35,000,000 shares authorized, 20,923,463 and 20,786,515 issued at September 30, 2010 and December 31, 2009, respectively	209	208
Additional paid-in capital	41,418	40,958
Treasury stock, 406,627 common shares at cost at September 30, 2010 and December 31, 2009	(555)	(555)
Accumulated deficit	(20,979)	(20,276)
Cumulative translation adjustments	(250)	(242)
Total stockholders’ equity	19,843	20,093
Total liabilities and stockholders’ equity	$23,337	$23,225

The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues	$7,473	$7,196	$20,960	$20,951

OPERATING EXPENSES:
Manufacturing	3,015	3,083	8,534	9,403
Research and development	767	752	2,207	2,235
Selling, general and administrative	3,711	3,642	10,895	10,886
Gain on disposal of assets	-	-	(8)	-
Total operating expenses	7,493	7,477	21,628	22,524

Operating loss	(20)	(281)	(668)	(1,573)

Interest expense, net	(9)	(9)	(35)	(4)

Loss before taxes	(29)	(290)	(703)	(1,577)

Income tax expense	-	1	-	9

Net loss	$(29)	$(291)	$(703)	$(1,586)

Basic loss per share	$(0.00)	$(0.01)	$(0.03)	$(0.08)

Shares used in computing basic
loss per share	20,289,602	20,151,694	20,236,462	20,098,311

Diluted loss per share	$(0.00)	$(0.01)	$(0.03)	$(0.08)

Shares used in computing diluted
loss per share	20,289,602	20,151,694	20,236,462	20,098,311

The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2010	2009

Cash Flows from Operating Activities :
Net loss	$(703)	$(1,586)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities :
Depreciation and amortization	875	968
Share-based compensation expense	375	486
Deferred income tax provision	-	33
Gain on disposal of fixed assets	(8)	-
(Increase) decrease in :
Receivables	(525)	57
Inventories	142	(112)
Other current assets	(44)	(88)
Other assets	(48)	70
Increase (decrease) in :
Accounts payable	(56)	(354)
Accrued expenses	784	(133)
Deferred Revenue	(66)	(9)
Net cash provided by (used in) operating activities	726	(668)

Cash Flows from Investing Activities :
Purchase of property and equipment	(460)	(479)
Proceeds from sale of assets	10	-

Net cash used in investing activities	(450)	(479)

Cash Flows from Financing Activities :
Proceeds from employee stock purchase plan	19	12
Proceeds from stock option excercises	64	-
Restricted cash requirement	450	(1,250)
Repayments on financing obligations	(300)	(458)

Net cash used in financing activities	233	(1,696)

Effect of exchange rate changes on cash	(8)	83

Net increase (decrease) in Cash and Cash Equivalents	501	(2,760)

Cash and Cash Equivalents, Beginning of Period	7,937	9,980

Cash and Cash Equivalents, End of Period	$8,438	$7,220

Supplemental Cash Flow Disclosure :

Cash paid (received) for taxes and tax refunds	(107)	15

Cash paid for interest	56	65

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

SDIX is a customer-centric organization. The Company’s goals are to consistently deliver increased value to its customers through products and services that facilitate business results, reduce costs, and help manage risk.  SDIX sales professionals focus on delivering a quantifiable “return on investment” to its customers, demonstrating to them how to reduce time and total costs associated with applications for which the Company’s products are used. In addition, the Company believes its tests and immuno-solutions provide high levels of accuracy and reliability, delivering more actionable results to the customer compared to alternative products.

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

SDIX has been developing antibodies which has advanced its customers’ immuno-based work for 20 years.  By applying its core competencies of creating proprietary, high-quality antibodies and assay development solutions, the Company has produced sophisticated testing and reagent systems that are responsive to each customer’s analytical information needs.

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

New Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board, (“FASB”) issued Accounting Standard Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605) – Multi-Deliverables Revenue Arrangements, a Consensus of the FASB Emerging Issues Task Force, to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. It establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities, specifically, how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact, if any, of adopting the update.

Comprehensive Loss

Comprehensive loss consists of the following for each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net loss	$(29)	$(291)	$(703)	$(1,586)

Currency translation adjustment	29	(30)	(8)	83

Total comprehensive loss	$-	$(321)	$(711)	$(1,503)

2.        BASIC AND DILUTED LOSS PER SHARE

Basic loss per share (EPS) is computed by dividing net loss available for common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS, except that the dilutive effect of converting or exercising all potentially dilutive securities is also included in the denominator. The Company’s calculation of diluted EPS includes the dilutive effect of stock options and restricted stock units. Basic loss per share excludes potentially dilutive securities.  For the three month periods ended September 30, 2010 and 2009, stock options and unvested restricted shares totaling 325,374 and 241,999, common share equivalents, respectively and for the nine month periods ended September 30, 2010 and 2009, stock options and unvested restricted shares totaling 527,140 and 225,750, common share equivalents, respectively, were excluded from this calculation because they were anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Weighted average common shares outstanding	20,289,602	20,151,694	20,236,462	20,098,311
Shares used in computing basic loss per share	20,289,602	20,151,694	20,236,462	20,098,311

Dilutive effect of stock options and unvested restricted stock units	-	-	-	-
Shares used in computing diluted loss per share	20,289,602	20,151,694	20,236,462	20,098,311

3.	SHARE-BASED COMPENSATION

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

Share-based compensation expense recorded in the three and nine month periods ended September 30, 2010 and 2009 is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Stock options	$78	$64	$234	$244
Employee stock purchase plan	-	3	7	4
Restricted stock units	43	44	134	238

Total share-based compensation expense	$121	$111	$375	$486

Share-based compensation expense is a component of selling, general and administrative expense, and is recorded as a non-cash expense in the operating activities section of the Company’s Consolidated Statements of Cash Flows.

Proceeds received from the exercise of stock options in the nine month periods ended September 30, 2010 and 2009, were $64 and $0, respectively.  Proceeds received from employee payments into the ESPP in the nine month periods ended September 30, 2010 and 2009, were $19 and $12, respectively.  These amounts are recorded in the cash flows from financing activities section of the Company’s Consolidated Statements of Cash Flows.

Information with respect to the activity of outstanding stock options granted under the 2000 Plan and options granted separately from the 2000 Plan for the nine months ended September 30, 2010 is summarized as follows:

	Number of Shares	Price Range			Weighted Average Remaining Contractual term	Aggregate Instrinsic Value

Balance, January 1, 2010	1,701,800	$1.10	-	$6.94

Granted	594,852	$1.50	-	$2.09
Excercised	(42,500)	$1.50	-	$1.50
Cancelled / Forfeited	(148,046)	$1.49	-	$6.94

Balance, September 30, 2010	2,106,106	$1.10	-	$5.17	6.9 years	$96

Vested and excercisable at September 30, 2010	976,486	$1.10	-	$5.17	4.8 years	$22

Expected to vest as of September 30, 2010	2,005,441	$1.10	-	$5.17	6.9 years	$93

During the nine month period ended September 30, 2010, there were 594,852 options granted with a weighted average grant date fair value, based on a Black-Scholes option pricing model, of $0.82 per share.  The assumptions used in the Black-Scholes model are as follows: dividend yield 0%, expected volatility 51.46%, risk-free interest rate 2.54% and expected life of 5.95 years.  The expected life of options granted was computed using the sum of the average vesting period and the contractual life of the option and dividing by two, for all periods presented.

The following table provides additional information about the Company’s stock options outstanding and exercisable at September 30, 2010:

			Options Outstanding			Options Exercisable
				Weighted Average		Weighted Average
Range of Exercise Prices			Number of Shares	Remaining Contractual Life	Exercise Price	Number of Shares	Exercise Price

$1.10	-	$2.51	1,333,852	8.5 Years	$1.68	230,232	$1.72
$3.05	-	$3.57	206,400	2.9 Years	$3.32	206,400	$3.32
$3.69	-	$5.17	565,854	4.8 Years	$4.16	539,854	$4.14
$1.10	-	$5.17	2,106,106	6.9 Years	$2.50	976,486	$3.39

A summary of the status of the Company’s unvested restricted stock as of January 1, 2010 and changes during the nine month period ended September 30, 2010 is presented below.

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Non-vested RSA’s at January 1, 2010	206,026	$1.77
Granted	87,500	$1.59
Vested	(57,570)	$2.09
Cancelled / forfeited	(9,300)	$1.82

Non-vested RSA’s at September 30, 2010	226,656	$1.61	$367

Expected to vest at September 30, 2010	213,656	$1.59	$346

Restricted stock granted is generally scheduled to vest over periods of two to four years. The cost of the grant is charged to operations over the vesting period.  At September 30, 2010, the weighted average remaining term of non-vested restricted stock was 1.8 years.

4.        INVENTORIES

The Company’s inventories are valued at the lower of cost or market. For inventories that consist primarily of test kit components, bulk serum and antibody products, cost is determined using the first in, first out method. For inventories that consist of costs associated with the production of custom antibodies, cost is determined using the specific identification method. At September 30, 2010 and December 31, 2009, inventories consisted of the following:

	September 30, 2010	December 31, 2009

Raw materials	$870	$807
Work in progress	1,179	1,228
Finished goods	1,523	1,679
Inventories	$3,572	$3,714

5.        INTANGIBLE ASSETS

At September 30, 2010 and December 31, 2009, intangible assets consisted of the following:

	September 30, 2010	December 31, 2009	Lives
Intangible assets	2,614	2,614	2-20
Accumulated amortization	(1,265)	(1,179)
Net intangible assets	$1,349	$1,435

6.        DEBT

On May 5, 2000, the Company entered into a financing agreement with a commercial bank which was amended on August 12, 2009 (as amended, the “Credit Agreement”).

On August 21, 2007, the Company received a term loan under the Credit Agreement to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $2,000 in financing, $800 of which was outstanding at September 30, 2010, and is repayable over five years, with principal payments that began on October 1, 2007. The loan bears a fixed interest rate of 5.96% with equal amortization of principal payments plus interest.

This indebtedness is secured by $0.8 million in restricted cash as required by the Credit Agreement.

7.        INCOME TAXES

The Company evaluates its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required.  The Company had a full valuation allowance offsetting its U.S. federal and state net deferred tax assets which primarily represent net operating loss carryforwards (“NOLs”) at December 31, 2009.  During the nine month period ended September 30, 2010, the Company’s management concluded that the full valuation allowance for U.S. federal and state net deferred tax assets is appropriate as the facts and circumstances during 2010 have not changed management’s conclusion that a full valuation allowance is necessary.

The Company is subject to U.S. federal and UK income tax, as well as income taxes of multiple state jurisdictions.   The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  At September 30, 2010, the Company had no interest or penalties accrued related to uncertain tax positions due to the available NOLs.

           As of January 1, 2010, the Company provided a liability for approximately $510 of unrecognized tax benefits, which if recognized in a period where there was not a full valuation allowance, would affect the effective tax rate.  For the nine months ended September 30, 2010, unrecognized tax benefits decreased by $12 to $498, which if recognized in a period where there was not a full valuation allowance, would affect the effective tax rate.

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

The Company believes that by applying its core competency of creating custom antibodies to assay development, it produces sophisticated diagnostic testing and reagent systems that are responsive to customer diagnostic and information needs. Customers benefit from a quantifiable “return on investment” by reducing time, labor and/or material costs associated with applications for which the Company’s products are used. In addition, the Company believes its tests provide high levels of accuracy, reliability and actionability of essential test results as compared to alternative products. The Company is focused on sustaining this competitive advantage by leveraging its expertise in immunology, proteomics, bio-luminescence and other bio-reactive technologies to continue its successful customer-focused research and development efforts. The Company believes that an established product base, quality manufacturing expertise, an experienced sales and marketing organization, an established network of distributors, corporate partner relationships and proven research and development expertise will be critical elements of its potential future success.

In 2009, and continuing through the first nine months of 2010, the Company continued the transition from a fragmented product offering and marketing strategy to becoming a focused organization, with proven, proprietary technologies tied directly to its customers’ needs. The transition is most evident in the Life Science immuno-solutions initiative and food pathogen detection products, where the Company believes significant progress is being made.

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

Results of Operations

Three Months Ended September 30, 2010 versus Three Months Ended September 30, 2009

Revenues for the three months ended September 30, 2010 increased 4% to $7.5 million, compared to $7.2 million for the same period in 2009. The increase in revenues in the third quarter of 2010 was primarily the result of a 28% increase in sales of Kit products, partially offset by a 13% decrease in sales of Life Science products.

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2010	2009
(in thousands, except percentages)
Life sciences	$3,718	$4,267	$(549)	(13%)
Kit products	3,755	2,929	826	28%
Revenues	$7,473	$7,196	$277	4%

Life Science Products

Life Science revenues decreased 13% to $3.7 million for the three months ended September 30, 2010 compared to $4.3 million for the same period in 2009. The decrease is attributable to lower sales to in-vitro diagnostics (IVD) customers which is the result of quarterly variability in their ordering patterns, and lower sales to academic and government customers as the Company has reduced its efforts in these markets.

Kit Products

Kit product revenues increased 28% to $3.8 million for the three months ended September 30, 2010, compared to $2.9 million in the same period of 2009.  Sales of Ag-GMO products increased 63% to $0.7 million, water and environmental product sales increased 35% to $1.5 million and food pathogen products revenue increased 12% to $1.6 million.  The increased Ag-GMO product sales were primarily the result of stocking orders from the Company’s new distributor of its Ag-GMO products during the three months ended September 30, 2010.  Sales to this distributor are not expected to continue at the same rate in future periods.  The increased water and environmental product sales were primarily the result of increased sales of water testing equipment into China and soil testing products into Canada.  The increased food pathogen product sales were primarily the result of increased sales of products that detect the pathogen E. coli.

Gross profit (defined as total revenues less manufacturing costs) for the three months ended September 30, 2010 was $4.5 million compared to $4.1 million for the same period in 2009. Gross margins were 60% and 57% for the three months ended September 30, 2010 and 2009, respectively.  The increase in gross margin was primarily attributable to effective cost control and increased volumes in the kit products production group.

Research and development expenses were $767,000 for the three months ended September 30, 2010, compared to $752,000 for the three months ended September 30, 2009.  Costs were 10% of revenues in both 2010 and 2009.

Selling, general and administrative expenses were $3.7 million for the three months ended September 30, 2010 compared to $3.6 million in the three months ended September 30, 2009.

The Company has full valuation allowances placed against U.S. federal and state deferred tax assets.

Net loss was $29,000, or $0.00 per diluted share, in the three-month period ended September 30, 2010, compared to a net loss of $291,000, or $0.01 per diluted share, for the same period in 2009. Diluted shares utilized in these computations were 20.3 million and 20.2 million for the 2010 and 2009 periods, respectively.

Nine Months Ended September 30, 2010 versus Nine Months Ended September 30, 2009

Revenues for the nine months ended September 30, 2010 and September 30, 2009 were $21.0 million.

	Nine Months Ended September 30,		Increase(Decrease)	Percent Change
	2010	2009
(in thousands, except percentages)
Life sciences	$11,179	$11,291	$(112)	(1%)
Kit products	9,706	9,565	141	1%
Contract	75	95	(20)	(21%)
Revenues	$20,960	$20,951	$9	0%

Life Science Products

Life Science revenues decreased 1% to $11.2 million for the nine months ended September 30, 2010, compared to $11.3 million for the same period in 2009. The decrease is attributable to lower sales to its IVD customers due to quarterly variability in the ordering patterns of these customers plus lower sales to academic and government customers due to the Company’s reduced focus on these markets, partially offset by increased revenues from biopharma and reseller customers.

Kit Products

Kit product revenues increased 1% to $9.7 million for the nine months ended September 30, 2010, compared to $9.6 million in the same period of 2009.  Sales of Ag-GMO products increased 8% to $1.8 million and food pathogen product sales increased 2% to $4.3 million.  The increased Ag-GMO product sales were primarily the result of stocking orders from the Company’s new distributor of its Ag-GMO products during the third quarter.  Sales to this distributor are not expected to continue at the same rate in future periods. These increases were partially offset by a 2% decrease in sales of water and environmental products to $3.7 million for the nine months ended September 30, 2010 as compared to the same period of 2009.

Gross profit (defined as total revenues less manufacturing costs) for the nine months ended September 30, 2010 was $12.4 million compared to $11.5 million for the same period in 2009. Gross margins were 59% and 55% for the nine-month periods ended September 30, 2010 and 2009, respectively.  The increase in gross margin was primarily attributable to effective cost control in the kit products production group.

Research and development expenses were $2.2 million or 11% of revenues in both of the nine-month periods ended September 30, 2010 and 2009.

Selling, general and administrative expenses were $10.9 million in both of the nine-month periods ended September 30, 2010 and 2009.

The Company had net interest expense of $35,000 in the nine-month period ended September 30, 2010 compared to net interest expense of $4,000 in the nine-month period ended September 30, 2009. The increase was primarily due to decreased levels of interest received on invested cash during 2010.

Net loss was $703,000, or $0.03 per diluted share, in the nine-month period ended September 30, 2010, compared to a net loss of $1.6 million, or $0.08 per diluted share, for the same period in 2009. Diluted shares were 20.2 million and 20.1 million for the 2010 and 2009 periods, respectively.

Liquidity and Capital Resources

The net cash provided by operating activities was $726,000 for the first nine months of 2010 compared to net cash used in operating activities of $668,000 for the first nine months of 2009.  The net cash provided by operating activities for the 2010 period was primarily the result of the net loss recorded in the period offset by increases in accrued expenses and decreased inventories.  The net cash used in operating activities for the 2009 period was primarily the result of the net loss recorded in the period offset by decreases in accounts payable and accrued expenses.

Net cash used in investing activities of $450,000 for the first nine months of 2010 related primarily to the capital expenditures for the period. This compares to net cash used in investing activities of $479,000 for the first nine months of 2009. The capital expenditures for the 2010 period were primarily related to purchases of computer and lab equipment.  The capital expenditures for 2009 were primarily related to purchases of computer equipment and land.

Net cash used in financing activities of $217,000 in the first nine months of 2010 was primarily attributable to scheduled debt repayments, partially offset by funds received from stock option exercises.  Net cash used in financing activities of $1.7 million for the first nine months of 2009 was primarily the result of a restricted cash requirement from the Company’s commercial bank and scheduled debt repayments.

The Company’s working capital (current assets less current liabilities) was $14.5 million at September 30, 2010 compared to $14.7 million at December 31, 2009.

On May 5, 2000, the Company entered into a financing agreement with a commercial bank which was amended on August 12, 2009 (as amended, the “Credit Agreement”).

On August 21, 2007, the Company received a term loan under the Credit Agreement to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $2 million in financing, $800,000 of which was outstanding at September 30, 2010, and is repayable over five years, with principal payments that began on October 1, 2007. The loan bears a fixed interest rate of 5.96% with equal amortization of principal payments plus interest.

This indebtedness is secured by $0.8 million in restricted cash as required by the Credit Agreement.

For the nine months ended September 30, 2010, the Company satisfied all of its cash requirements from cash available and on-hand.  At September 30, 2010, the Company had $800,000 in debt and $19.8 million in stockholders’ equity.

Based upon its cash and cash equivalents, credit facilities, current product sales and the anticipated sales of new products, the Company believes it has, or has access to, sufficient resources to meet its operating requirements through at least the next 12 months. The Company’s ability to meet its long-term capital needs will depend on a number of factors, including compliance with new loan covenants, the success of its current and future products, the focus and direction of its research and development programs, competitive and technological advances, future relationships with corporate partners, government regulation, the Company’s marketing and distribution strategy, its successful sale of additional common stock and/or the Company successfully locating and obtaining other financing, and the success of the Company’s plan to make future acquisitions. Accordingly, no assurance can be given that the Company will be able to meet the future liquidity requirements that may arise from these inherent and similar uncertainties.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

STRATEGIC DIAGNOSTICS INC.

Date: November 12, 2010	/s/ Francis M. DiNuzzo
Francis M. DiNuzzo President, Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2010	/s/ Kevin J. Bratton
Kevin J. Bratton Vice President – Finance and Chief Financial Officer (Principal Financial and Accounting Officer)