Form 10-K
period 2010-12-31
STRATEGIC DIAGNOSTICS INC/DE/
filed 2011-04-01
CIK 911649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was $26,760,698, calculated by using the number of shares outstanding and the closing price of the common stock on June 30, 2010 (the last business day of the Registrant’s most recently completed second fiscal quarter).

As of March 25, 2011 there were 20,536,730 shares outstanding of the Registrant’s common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed no later than April 30, 2011 with the Securities and Exchange Commission relative to the Company’s 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

PART I
ITEM 1.	BUSINESS	1
	Overview	1
	Life Sciences	1
	Life Sciences Products and Services	2
	Kit Products	3
	Food Safety Products	3
	Agricultural Testing	4
	Water Quality	5
	Environmental Contamination Detection Products	6
	Sales and Marketing Strategy	6
	Competition	6
	Markets and Products	7
	Geographic and Customer Information	7
	Regulatory Approvals	7
	Manufacturing	8
	Research and Development	9
	Proprietary Technology and Patents	9
	Employees	10
	Organizational History	10
ITEM 1A.	RISK FACTORS	10
ITEM 1B.	UNRESOLVED STAFF COMMENTS	14
ITEM 2.	PROPERTIES	14
ITEM 3.	LEGAL PROCEEDINGS	15
ITEM 4.	[REMOVED AND RESERVED]	15

PART II		16
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	16
	Stock Performance Graph	17
ITEM 6.	SELECTED FINANCIAL DATA	18
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19
	Forward Looking Statements	19
	Overview	19
	Results of Operations	20
	Year ended December 31, 2010 versus year ended December 31, 2009	20
	Year ended December 31, 2009 versus year ended December 31, 2008	21
	Liquidity and Capital Resources	22
	Off-Balance Sheet Arrangements	24
	Contractual Obligations	24
	Critical Accounting Policies	24
	New Accounting Standards and Disclosures	26
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	27
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	27
ITEM 9A.	CONTROLS AND PROCEDURES	27
ITEM 9B.	OTHER INFORMATION	27

PART III		28
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	28
ITEM 11.	EXECUTIVE COMPENSATION	28
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	28
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	29
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	29

PART IV		30
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	30

Item 1. Business

Overview

SDIX (“SDIX,” the “Company,” “we,” “our” or “us”), is a biotechnology company with a core mission of developing, commercializing and marketing innovative, effective products and solutions, many of which are proprietary, that preserve and enhance the quality of human health and wellness. The Company serves the pharmaceutical, biotechnology, diagnostics, food safety and environmental markets.

SDIX is a customer-centric organization. Our goals are to consistently deliver increased value to our customers through products and services that facilitate business results, reduce costs and help manage risk. SDIX sales professionals focus among other things on delivering a quantifiable “return on investment” to their customers, demonstrating to them how to reduce time and total costs associated with applications for which the Company’s products are used. In addition, the Company believes its tests and immuno-solutions provide high levels of accuracy and reliability, delivering more actionable results to the customer compared to alternative products.

The Company is focused on achieving profitable growth by leveraging its expertise in antibodies and immuno-technologies to successfully develop proprietary products and services that enhance the competitive advantage of our customers.

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

The Company’s Life Sciences product portfolio includes a full suite of integrated immuno-solution capabilities including assay design, development and production. These capabilities, combined with our proprietary Genomic Antibody Technology™ (“GAT™”), are being used today to help discover the mechanisms of disease, facilitate the development of new drugs, and provide the means for rapid diagnosis.

The Company’s Food Safety portfolio includes immunoassays that represent advanced technology for rapid, cost-effective, easy-to-use and accurate detection of food pathogens. SDIX’s RapidChek® and SELECT ™ test kits are experiencing growing adoption for the detection of pathogens such as E. coli, Salmonella and Listeria in the production, processing, and manufacturing of food and beverages.

SDIX has been developing antibodies which have advanced our customers’ immuno-based work for 20 years. By applying its core competencies of creating proprietary, high-quality antibodies and assay development solutions, the Company has produced sophisticated testing and reagent systems that are responsive to our customers’ analytical information needs.

The Company segregates its business into two areas, Life Sciences and Kit Products, which are described below.

Life Sciences

SDIX is a leading provider of a wide range of life sciences products and services, including custom antibodies, in-vitro diagnostic-grade antibodies, proprietary critical reagent products, associated bio-processing services, and custom assay design and development services. The Company’s products and services are sold to, and often embedded in other commercial products used by, a wide range of customers including pharmaceutical, biotechnology and diagnostic companies, and major biomedical research centers both domestically and internationally. The Company is fully integrated to deliver a wide range of services encompassing its customers’ immuno-solution needs from antigen design and antibody development through large scale production and post production bio-processing and immunoassay design and development. Customer service, innovation, and expertise are the foundation of the Company’s competitive advantage. The Company’s ISO9001:2008 accredited facilities employ sophisticated production processes that are reliable and deliver high quality to its customers, and its Newark, Delaware and Windham, Maine facilities are certified and accredited by the Association for the Assessment and Accreditation of Laboratory Animal Care (“AAALAC”), the highest standard in laboratory animal care. The Company is licensed by the U.S. Department of Agriculture for research and its work with laboratory animals.

GAT™ innovation is a key element of the Company’s Life Sciences strategy for establishing and maintaining sustainable differentiation in key markets. The study of gene and protein functionality has created a growing demand for antibody reagents, yet commercially available antibodies exist for only a fraction of the diversity of all proteins and protein modifications. GAT™ was developed to address this growing need for high quality reagents in the Life Science industry. GAT™ products and services utilize sophisticated bioinformatics and immunization strategies to produce high value antibody reagents and biomolecules. SDIX’s application of powerful proprietary algorithms provides GAT™ the ability to “dial in” the precise gene or protein sequence to produce a recombinant protein inside the host animal that in turn elicits an immune response to the encoded protein. This “specificity by design” approach generates antibodies that recognize the conformational epitopes on the native protein. The ability of any antibody to recognize a protein’s naturally folded state has the potential to expand a biomolecule’s utility to advance platforms like flow cytometry. A recognized advantage is the technology’s ability to produce reagents against traditionally difficult cellular targets, such as highly conserved proteins, ion channels and transmembrane proteins.

Immunoassay Technology. An immunoassay is an analytical test that uses antibodies to detect the presence of a target in a complex biological sample with high degrees of sensitivity, precision and accuracy. Immunoassays play a central role in the detection and quantitation of proteins associated with disease diagnosis, prognosis and progression, and therapeutic toxicity, efficacy and outcome. Antibody quality and fit for assay application are key to success. The Company’s scientists are experts in antigen design, antibody development and immunoassays. The Company’s scientific expertise with multiple immunoassay formats, coupled with a thorough understanding of the needs of markets and specific customer applications, has allowed the Company to develop a diverse array of immunoassay products.

Life Sciences Products and Services

The overall Life Sciences market is experiencing growth due to the expansion of research in the genomic era into understanding the role of proteins in biology and medicine. According to Frost & Sullivan and other market researchers, the global market for antibody-based reagents and tools in 2008 was approximately $1.8 billion with estimated annual growth in the range of 5-7%. Custom reagent development and production account for approximately $450 million with an estimated 10-12% annual growth rate and premade reagent products comprised approximately $1.4 billion with an estimated annual growth rate in the 5-7% range. We believe that customers in these markets regard the Company as a leader in the design, development and production of critical tools used to target, differentiate, quantify and profile the vast number of proteins related to human health. The Company links its historical expertise in immunotools and immunoassays with the speed and agility of its proprietary GAT™ platform. Post-genomics drug development is a rapidly emerging sector for proteomic immunotools. Within this market, investment has largely shifted from discovery activities into more information-rich integrated development activities. Within the past two years, the Company has supplied 14 of the top 20 pharmaceutical and biopharmaceutical companies with proteomic immunotools to further their drug development programs as well as initial clinical candidates for monoclonal antibody therapeutics. The Company produces antibodies to targets and biomarkers of interest allowing customers to quickly assess the feasibility, efficacy and safety of compounds in their developmental pipelines.

 Protein biomarkers as predictive, prognostic, diagnostic, and reporters of activity throughout the drug discovery and development workflow have created increased needs for protein identification and quantitation tools. The Company sees advances in the use of antibodies as tools to measure biomarkers. BCC Research “Biomarkers: The Expanding Global Market”, issued in 2008, projects annual market size for the entire biomarker services industry to be at $13 billion by 2012. The biomarker assay testing market has a proven record of revenue generation. The market was $612 million in 2007 and is estimated to have an annual growth rate of 23.5%. This estimate is based solely on assays and products that are currently available. Currently, high-quality biomarker assays exist for less than 500 proteins (across all species), a fraction (1-2%) of the total number of proteins encoded by the genomes of key species (e.g., human and rodent). We believe that customers in these markets view the Company as a key provider of critical antibody reagents and immunoassay design and development.

We believe that the Company’s experience in antigen design, antibody generation and immunoassay development, together with its proprietary GAT™ platform, put it in a strong position to address these needs. In 2009, SDIX was selected for a third consecutive time through an open Request for Proposal by Science Applications International Corporation (“SAIC”) in cooperation with the National Cancer Institute to generate a library of monoclonal reagents against cancer biomarkers. These antibodies are expected to become part of a reference set of validated tools for researchers. The Company also has a portfolio of catalog antibodies made using its GAT™ platform available for sale online. Within the past year, many new customers have benefitted from these oncology-focused research reagents. In many cases, a singular product has been selected by a client to become a critical testing reagent in long term projects, precipitating the transition of a per-unit sale into a critical reagent supply agreement. These antibodies are now a resource for the Company to assess application in novel platforms, assays and multiplex applications.

The Company offers its services to the IVD market as a CMO (Contract Manufacturing Organization). SDIX’s expertise in immunoassay area and large-scale production capabilities enable it to address IVD clients’ clinical assay needs. Products and services include: analyte specific reagents, custom manufacturing of antibodies (monoclonal and polyclonal) and calibrators, and consultation for immunoassay design.

The Company’s products are suitable for use in a variety of immunoassay formats, including lateral flow devices (LFD) and agglutination assays. The Company’s experience in polyclonal production management and reagent processing ensures lot-to-lot consistency in reagent supply. SDIX facilities (monoclonal as well as polyclonal) are also equipped to meet large volume needs.

The Company maintains regulatory compliance, industrial scale and efficiencies, and necessary quality systems to assure a reliable supply of critical reagents to its partners. The Company offers long-term contracts, in-house quality control and vendor management options in order to address global IVD companies’ immunoassay reagent needs.  The Company is supplying diagnostic quality reagents to major global IVD companies, and focuses on high value service areas such as antibody development for new assay targets.

Kit Products

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

●	Environmental Management: On-site testing systems to increase the speed and accuracy of environmental monitoring and remediation of soil and ground water pollutants.
●
Agriculture and Agro-science: Systems for the detection, identity preservation and quantification testing of genetically modified organisms, and test systems for feed and grain safety testing, including for the presence of mycotoxins.

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

Since 2001, the Company has invested in the development and market introduction of products for the detection of pathogenic microorganisms in food. In 2002, the Company introduced its first test method for the pathogen E. coli O157 (including H7). The RapidChek® E. coli O157:H7 test strips and proprietary media system have received ongoing market acceptance in the United States. In addition, the RapidChek® test for detection of E. coli O157:H7 was selected by the Food Safety Inspection Service (“FSIS”), the public health agency in the United States Department of Agriculture (“USDA”), as an approved methodology for screening of the organism in raw beef samples. The FSIS section of the USDA conducted a rigorous evaluation of rapid methods that are currently on the market for screening pathogens, including polymerase chain reaction, and automated/manual immunoassays and benchmarked kit performance against the current USDA traditional cultural method. The RapidChek® E. coli O157:H7 method was evaluated and determined to be the “best in class” against the other immunological methods tested. RapidChek® has been included in the USDA Microbiological Laboratory Guidelines as one of only two immunoassays that are recognized for use in screening raw beef for E. coli O157 (including H7). The Company believes that the acceptance of its method by the agencies regulating food safety has increased sales as producers seek to use methods that have been evaluated by the regulatory agencies. The RapidChek® E. coli O157:H7 test system has also received international recognition with regulatory approvals in Canada (Canadian Food Inspection Agency) and Australia (Australian Quarantine and Inspection Service). In 2009, the Company received AOAC Research Institute Performance Tested Method certification for improvements made to the RapidChek E. coli O157 test method including validation of the testing of composite 375g ground beef and beef trim sample.

In June 2004, the Company launched its test for detection of Listeria. This test system received AOAC Research Institute (“AOAC,” “AOAC-RI”) approval for both food and environmental samples, in contrast to several competitive methods on the market that have AOAC approval for food samples only. As a result of new regulations enacted by the USDA in 2003, environmental samples account for approximately 80% of all Listeria testing. The Listeria test incorporates the use of a proprietary enrichment procedure that provides results in 40 hours. In addition, the proprietary enrichment system does not require a transfer step, providing significant labor savings compared to other methods on the market. As with all pathogen systems, food companies require internal evaluations prior to adoption. In these evaluations, the Company’s Listeria test system demonstrated superior performance and improvements in efficiency and productivity compared to most competitive methods on the market. As a result of improvements in performance and cost-in-use, the Company has had the Listeria product adopted by a number of very large food processors.

In August 2006, the Company launched its new RapidChek® SELECT™ Salmonella test with AOAC-RI approval at the International Association of Food Protection Meeting in Calgary, Canada. This novel test is based on a patented phage technology combined with the Company’s next generation lateral flow technology and has revolutionized the Salmonella testing arena. The RapidChek® SELECT ™ test was developed to meet some of the challenges faced in Salmonella testing, including high false positive and negative rates, which can be particularly prevalent in high burden samples. The patent claims technology that increases both the specificity and sensitivity of rapid pathogen tests. In September 2006, the RapidChek® SELECT ™ Salmonella test was the first lateral flow test approved for the National Poultry Improvement Plan, and will provide an attractive alternative to current methods used such as labor intensive cultural methodologies. The RapidChek® SELECT ™ Salmonella test was evaluated and adopted by several of the top poultry and beef processors in 2007. The launch and acceptability of RapidChek® SELECT ™ in the market has also facilitated the increase in sales of the RapidChek® Listeria system, as most processors prefer to utilize one platform for multiple testing needs. Customers have cited the use of SELECT ™ contributing to improved laboratory efficiencies and significant savings as compared to what they were previously using to test.  In 2010, the Company received AOAC-RI certification for the RapidChek SELECT salmonella system for environmental surface testing using a 24-hour protocol.  Also, in 2010, the Company received AFNOR Validation of the RapidChek SELECT Salmonella test system which is critical for marketing of rapid test system in Europe, particularly in France.

In July 2010, the Company launched its new RapidChek SELECT Salmonella Enteritidis (SE) test system.  It is applicable to both egg and poultry industries, and will specifically help U.S. commercial egg producers comply with the recent FDA regulation that requires them to test poultry houses and eggs for Salmonella Enteritidis (SE).  The new FDA rule became effective July 9, 2010 for commercial egg producers with over 50,000 laying hens and becomes effective July 9, 2012 for egg producers with between 3,000 and 49,999 laying hens.  The new rule will affect approximately 3,300 commercial egg producers in the USA. It is estimated that 47 billion eggs are consumed annually in the U.S. and according to reports from the USDA and FDA, there are 2.3 million eggs annually contaminated with Salmonella Enteritidis.  In November, 2010 the RapidChek SELECT SE method received AOAC-RI Performance Tested Method certification validating the system for poultry house environmental samples, pooled egg samples and poultry carcass rinses.  In January 2011, the US FDA determined that the method was equivalent in accuracy, precision and sensitivity to the traditional testing methods for detecting SE in environmental and pooled egg samples.  In February 2011, the RapidChek® SELECT™ Salmonella Enteritidis (SE) test system was granted interim National Poultry Improvement Plan (NPIP) approval by the Secretary’s Advisory Committee on Poultry Health for use in detecting the presence of Salmonella Enteritidis in poultry environments.  With these regulatory approvals, the Company believes that its test can help the approximately 3,300 egg producers comply with the new FDA regulations and significantly reduce SE poultry house contamination levels from those being experienced today by providing a more sensitive and accurate detection of SE.

Bacteriophage Technology

Bacteriophage, or phage, are viruses that infect bacteria. They are highly specific for the type of bacteria that they infect and do not infect any other living cell from any other organism including animal, plant, fungus or yeast. Because lytic bacteriophage specifically kill their bacterial hosts and not other living cells, purified preparations of phage have been used medicinally to treat bacterial infections of plants, animals and humans. The use of bacteriophage as a human therapeutic attests to the biological specificity and safety of these viruses. In the last two years, the U.S. Food and Drug Administration (“FDA”) has approved the use of bacteriophage products for direct application to ready-to-eat foods for reduction of Listeria bacteria based on the determination that phage are “generally recognized as safe” (“GRAS”).

The Company is applying its bacteriophage technology in its test kit products for the detection of bacterial food pathogens, including its Salmonella SELECT ™ product. The Company has been awarded a U.S. patent claiming the use of bacteriophage to control competing and cross-reacting bacteria, thereby reducing false positive and negative results and improving analytical test performance.

The Company has also filed patent applications claiming the use of specific lytic bacteriophage to control contaminating bacteria in large scale industrial fermentation processes such as ethanol and lysine production. The Company believes that the use of bacteriophage is a significant improvement over the use of antibiotics and may have a positive impact on yield and cost associated with the production of ethanol from feedstock.

Agricultural Testing

Genetically Modified Crops

Tests for GM traits are generally used to determine whether the sample tested contains the protein associated with the genetic modification. Seeds, grain or leaf tissue are typically tested. The tests may be employed by users desiring to ensure that seed or grain lots are either GM-free or, in other cases, that they contain a specified amount of the GM material in order to meet certain GM requirements. Among the commodities typically tested with the Company’s products are corn, soybeans, rice and cotton. The Company estimates that the worldwide demand for protein based testing of genetically modified crops is $15 million per year. To address this market, the Company entered into an exclusive, worldwide (except Brazil) distribution agreement with Romer Labs (Union, MO) in 2010 for all its TraitChek, SeedChek and GMOChek branded test systems for detecting genetically modified crops.

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

Water Quality

The Company’s water quality product line includes industrial bio-detection kits for water and soil contaminants such as pesticides, explosives, petroleum related products and polychlorinated biphenyls (PCBs); Microtox® toxicity tests used in a wide array of market segments; and products for detecting polymers and corrosion in water. In addition to use by water utilities and related government agencies, the product line is used in many industrial manufacturing segments, environmental remediation, research and ecological studies. The global market for analytical testing associated with the water and environmental industries is estimated at $1.4 billion based on a compilation of market research studies. The overall annual growth rate in developed markets is estimated at 0-2%, while the annual growth rate in developing markets, primarily Asia, is estimated at 7-9%. The biggest driver for growth is government regulations associated with water quality and environmental protection.

Bioluminescence Technology

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

In March 2010, the Company launched its next generation DeltaTox® instrument. This new instrument, DeltaTox® II, includes features to further enhance business results by enabling global customers implementing strong Water Fit for Use programs.

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

Sales and Marketing Strategy

The Company markets and sells products in the life sciences, food safety and water quality product categories through a U.S. direct sales force, Internet presence and a network of over 50 distributors in Canada, Mexico, Latin America, Europe and Asia and through the Company’s corporate partners. The Company markets and sells products in agricultural testing exclusively through distributors. The Company also has international sales representatives based in England. The Company evaluates various sales and service models that can contribute to the profitable growth of business. Identifying the most effective channels to market will allow the Company to better allocate resources to both new and existing growth opportunities.

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

Since 2007,  The Company has expanded its international distribution network for food safety pathogen products, adding and training a total of 15 independent distributors to sell the RapidChek® product line in high growth markets globally, including Southeast Asia, Europe and Latin America. The Company also took a much more aggressive role in marketing these methods. It is anticipated that the additional distributors and international expansions of promotion/sales of the products will increase revenues as they gain acceptability.

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

In rapid toxicity testing, the Company primarily competes against Checklight, Ltd., and one other instrument-based test method produced by Hach Lange, an affiliate of The Danaher Corporation. There are other rapid toxicity competitors based in Europe and China. The Company believes its products have a number of competitive advantages including the comprehensive screening for general toxicity and competes effectively on superior features and functions.

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

Competitors in the market as third party providers of custom, large scale antibody reagent production include Covance (public), Harlan (private), Lampire (private) and Scantibodies (private). Additionally, there are a number of smaller companies that offer competing products. In the custom research reagent market, the Company has identified approximately 50 companies offering some form of traditional antibody production from customer-provided antigens. The Company believes that its innovation, expertise, and fully integrated suite of immune-solutions plus the scale of its operations are significant competitive advantages against both large and small competitors. In the catalog antibody space, there are over 130 companies competing for this $1.35 billion market.

Markets and Products

The Company sells products in the life sciences, food safety and water quality market categories through its U.S. direct sales force, a network of over 50 distributors in Canada, Mexico, Latin America, Europe and Asia and the Company’s corporate partners.  The Company markets and sells products in agricultural testing exclusively through distributors.

Geographic and Customer Information

The following table sets forth sales by geographic region:

	Year
	Ended December 31,
	2010	2009	2008

United States	$21,269	$19,739	$20,744
Rest of the world	7,080	7,415	6,915
Total	$28,349	$27,154	$27,659

The Company’s basis for identifying sales by country is the ship-to location. There were no individual countries outside of the United States that represented more than 10% of the total revenues of the Company.

No single customer accounted for 10% or more of the Company’s revenues in 2010, 2009 or 2008.

Regulatory Approvals

The Company is engaged in the development of antibody and immunoassay products for use in the medical and human healthcare fields. Its current products in this market are intended for “research use only.” The Company also manufactures tests for bacterial food pathogens, mycotoxins, genetically engineered traits in plants and water treatment polymers, which are currently unregulated. However, agencies such as the Environmental Protection Agency (“EPA”), the FDA, and the USDA are engaged in testing and, together with organizations like the AOAC, maintain compilations of official methods for use in testing in certain market segments. Some of these organizations also issue procedures and guidelines for validating new methods. Although not required, official methods adopted by these agencies sometimes have the commercial impact of regulations because the industry and the Company’s customers tend to follow the practices of regulatory agencies.

The Company maintains quality system components compliant with 21 CFR 820, Quality System Regulations, and International Organization for Standardization (“ISO”) 9001:2008 certification for all three of its facilities from an ANSI-ASQ National Accreditation Board (“ANAB”) Accredited International Registrar for ISO 9001 standards. Recognized and respected worldwide, the ISO 9001:2008 standards are put forth by the ISO organization. This certification demonstrates the Company’s commitment to excellence in product and service quality, and a continued focus on improving the customer experience.

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

The Company has implemented data-driven problem solving, measurement and statistical process controls to troubleshoot and continuously improve quality and output performance. Capital investment and equipment automation have reduced key parameter variation, improved production efficiencies and lowered manufacturing costs. The Company utilizes planning tools to control all elements of the supply chain and manufacturing processes, including raw material procurement, inventory management, capacity planning and production scheduling, work-in-process tracking, order processing and fulfillment, shipping and customer invoicing. The Company believes the existing facilities and equipment are sufficient to support a significantly larger production demand.

The Company also supplies a wide array of custom antibody products and services to the in-vitro diagnostic, academic, pharmaceutical and medical research industries. Antibodies are developed and produced using animals or cell culture methods. Laboratories are maintained to prepare immunogens, perform chemical conjugations, purify antibodies, and perform a range of quality control procedures. The cell culture laboratories support the development of hybridomas and manufacture of monoclonal antibodies. The cell culture laboratories also provide services to enhance the productivity of cell lines, establish Master Cell Banks, and store cell lines in secure fail-safe cryogenic systems. In 2010, the Company added antigen strategy and design capabilities along with assay screening capabilities to support antibody and assay development programs for biopharma.  Animal facilities house specific-pathogen-free animals that are tested routinely to assure they are maintained under the highest health standards. Capacity utilization in antibody production was approximately 70% during 2010, and there is additional land and zoning clearance on the 64-acre site in Windham, Maine that could be used to potentially double polyclonal operations.

Research and Development

The Company engages in substantial research and development activities (R&D) involving development of products, services and technology platforms for its two primary markets, Life Sciences and Food Safety. In the years ended December 31, 2010, 2009 and 2008, the Company incurred approximately $3.1 million, $2.9 million and $3.6 million, respectively, in research and development expenditures.

The Company’s primary laboratory facilities located in Newark, Delaware were designed and built specifically for conducting research and development relating to antibody and immunoassay technology. These facilities include state-of-the art, antibody development and large-scale production facilities. The Company has assembled a scientific staff with extensive experience in the development, production and purification of monoclonal and polyclonal antibodies. The Company also has extensive expertise in the development and production of reagents from the antibodies it produces, as well as commercial immunoassays employing those reagents.

In 2010, the Company continued development of its proprietary GAT™ platform, focusing on advanced methods for development of antibodies to high value proteins that are the targets of pharmaceutical and biotechnology companies. Specificially, the Company carried out a research program to characterize the value of GAT™-produced antibodies as compared to conventionally produced antibodies using peptides for immunization. The resulting data demonstrate that using GAT™ provides higher chances of successfully raising high-quality antibodies for a variety of assay formats compared to conventional, peptide-based immunization strategies. Moreover, this advantage becomes progressively more pronounced with increasingly challenging applications that require particularly high affinity antibodies for high-sensitivity assays.

In the food safety market, the Company completed the development of and commercially launched its new “SE Select™” product to test for Salmonella Enteritidis in the egg and poultry/broiler processing industry, responding to new FDA-mandated testing requirements for the egg-industry implemented in 2010. The test received AOAC RI certification as well as NPIP (National Poultry Improvement Plan) interim certification, and was endorsed by the FDA as a method equivalent to the cultural Bacteriological Analytical Manual (“BAM”) process used by the agency. SE Select is the only thus certified immuno-assay-based low-complexity test currently on the market which significantly outperforms the BAM standard with regard to sensitivity and time-to-result for testing of eggs.  Also in the food safety market, the Company received a Certificate of Validation for its RapidChek® SELECT™ Salmonella system from the Association française de Normalisation (AFNOR) thus qualifying the test for the European market.

In 2010, the Company filed one US patent application in the food safety area. The Company’s research and development personnel are experts in many advanced research disciplines in life sciences including immunology, immunochemistry, molecular biology, protein chemistry, biochemistry, microbiology and synthetic organic chemistry. In addition to the technical expertise resident within the research and development organization, the Company’s technical manufacturing organization is expert in large-scale -production, bioprocessing, purification and quality control of antibodies and reagents. The Company’s core expertise is in antibody and immunoassay development and it is a major developer and producer of monoclonal antibodies.

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

The Company’s research and development organization consists of 13 individuals, nine of whom hold advanced academic degrees. In addition, approximately one-third of the Company’s employees are involved in technical job functions.

Proprietary Technology and Patents

The Company’s products are based on the use of proprietary reagents, technology and test systems developed by Company scientists or acquired externally. Accordingly, the Company has implemented a number of procedures to safeguard the proprietary nature of its technology. The Company requires its employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting relationship with the Company and all employees are required to assign to the Company all rights to any inventions made during their employment or relating to the Company’s activities. Additionally, the Company seeks to protect its technology and processes through the patent process. As of December 31, 2010, the Company holds 24 issued U.S. patents, as well as one U.S. patent licensed for exclusive use by the Company. These patents expire on various dates between June 2012 and September 2026. There can be no assurance that the Company’s patent applications will result in the issuance of any patent or that any patents issued to the Company would provide protection that is sufficiently broad to protect the Company’s technology and products. In addition, the Company cannot be certain that it was the first creator of inventions covered by pending patent applications or that it was the first to file patent applications for such inventions. In addition to seeking patent protection for the Company’s proprietary information, the Company also relies upon trade secrets, know-how and continuing technical innovation to maintain competitiveness for its products and services. The Company has developed a number of proprietary technologies which it has chosen not to patent, including immunization protocols, DNA and plasmid constructs, stabilization systems for reagents, chemical syntheses, and strategies relating to antibody development. While propietary technologies are important to the Company's  strategic objectives, the Company derives no revenue from the licensing of any of its intellectual property.

Expiration Date	U.S. Patent	Title
6/20/2012	5,426,035	Method for compensating toxicity test data for the measured toxicity of a reference sample
7/27/2013	5,449,611	Polyaromatic hydrocarbon (PAH) immunoassay method, its components and a kit for use in performing the same
7/30/2013	5,541,079	Monoclonal and polyclonal antibodies and test method for determination of organophosphates (license)
10/25/2014	5,547,877	Methods for the rapid detection of toxic halogenated hydrocarbons and kits useful in performing the same
1/14/2014	5,593,850	Monitoring of industrial water quality using monoclonal antibodies to polymers
7/27/2013	5,618,681	Polyaromatic hydrocarbon (PAH) immunoassay method, its components and a kit for use in performing the same
2/23/2016	5,780,250	Immunoassay standards for polyaromatic hydrocarbon detection
11/10/2015	5,834,222	Polychlorinated Biphenyls (PCB) immunoassay method
11/10/2015	5,858,692	PCB immunoassay
2/23/2016	5,874,216	Indirect label assay device for detecting small molecules and method of use thereof
4/6/2016	5,891,657	Immunoassay standards for volatile analytes with benzene rings
7/6/2016	5,919,645	Method for the direct determination of the toxicity of particulate solids
3/29/2016	6,096,563	Dual particle immunoassay method & kit
11/14/2017	6,146,903	Method for determination of water treatment polymers
2/23/2016	6,376,195	Indirect label assay device for detecting small molecules and method of use thereof
9/28/2012	6,420,530	Determination method
6/1/2019	6,524,810	Method of making bioluminescent assay reagent based on non-viable E. coli
3/5/2019	6,663,833	Integrated Assay Device and Methods of Production and Use
8/30/11	6,750,328	Antibodies for detection of water treatment polymers
9/28/2012	6,911,534	Method for determination of water treatment polymers
12/12/2023	7,189,520	Compositions and methods for detecting animal byproduct in feed
5/5/2020	7,214,505	Cell-based assay for the detection of toxic analytes
11/12/2023	7,241,626	Isolation and confirmation of analytes from test devices
9/18/2026	7,521,201	Bacteriophages as Selective Agents
11/27/2027	7,532,321	Compositions and methods for the detection of water treatment polymers

Employees

As of December 31, 2010, the Company employed 150 full time and five part time employees. The workforce was supplemented by five agency-provided contractors. All of the Company’s employees have executed agreements with the Company agreeing not to disclose the Company’s proprietary information and assigning to the Company all rights to inventions made during their employment. Key personnel have signed agreements prohibiting them from competing with the Company. None of the Company’s employees are covered by collective bargaining agreements. The Company believes that its relations with its employees are good.

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

If we do not obtain and maintain adequate protection for our intellectual property, the value of our technology and products may be adversely affected.

Our business and competitive positions are dependent in part upon our ability to protect our proprietary technology. To protect our proprietary rights, we rely on a combination of trademark, copyright, patent, trade secret and other intellectual property strategies and laws, employment, confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements and protective contractual provisions with other third parties. We attempt to protect our intellectual property position by filing trademark applications and U.S., foreign and international patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business.

As of December 31, 2010, we had 24 issued U.S. patents, two foreign patents and three pending U.S. and international patent applications relating to various aspects of our business. We also had 21 trademark registrations in the United States for a variety of word marks and slogans. We do not believe that any single patent, trademark or other intellectual property right of ours, or combination of our intellectual property rights, is likely to prevent others from competing with us using a similar business model.  There are many issued patents and patent applications held by others in our industry.  Our competitors may independently develop technologies that are substantially similar or superior to our technologies, or design around our patents or other intellectual property to avoid infringement. In addition, we may not apply for a patent relating to products or processes that are patentable, we may fail to receive any patent for which we apply or have applied, and any patent owned by us or issued to us could be circumvented, challenged, invalidated, or held to be unenforceable, or rights granted thereunder may not adequately protect our technology or provide a competitive advantage to us. If a third-party challenges the validity of any patents or proprietary rights of ours, we may become involved in intellectual property disputes and litigation that would be costly and time-consuming.

Although third parties may infringe on our patents and other intellectual property rights, we may not be aware of any such infringement, or we may be aware of potential infringement but elect not to seek to prevent such infringement or pursue any claim of infringement, and the third party may continue its potentially infringing activities. Any decision whether or not to take further action in response to potential infringement of our patent or other intellectual property rights may be based on any one or more of a variety of factors, such as the potential costs and benefits of taking such action, and business and legal issues and circumstances. Litigation of claims of infringement of a patent or other intellectual property rights may be costly and time-consuming and divert the attention of key company personnel, and may not be successful or result in any significant recovery of compensation for any infringement or enjoining of any infringing activity. Litigation or licensing discussions may also involve or lead to counterclaims that could be brought by a potential infringer to challenge the validity or enforceability of our patents and other intellectual property.

To protect our trade secrets and other proprietary information, we generally require our employees, consultants, contractors and outside collaborators to enter into written nondisclosure agreements. These agreements, however, may not provide adequate protection to prevent any unauthorized use, misappropriation or disclosure of our trade secrets, know-how or other proprietary information. These agreements may be breached, and we may not become aware of, or have adequate remedies in the event of, any such breach. Also, others may independently develop the same or substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

Our ability to market our services may be impaired by the intellectual property rights of third parties.

Our success is dependent in part upon our ability to avoid infringing the patents or proprietary rights of others. Our industry is characterized by a large number of patents, patent filings and litigation based on allegations of patent infringement. Competitors may have filed applications for or have been issued patents and may obtain additional patents and proprietary rights related to products, services or processes that we compete with or are similar to ours. We may not be aware of all of the patents or patent applications potentially adverse to our interests that may have been or may later be issued to or filed by others.

U.S. patent applications may be kept confidential while pending in the Patent and Trademark Office. If other companies have or obtain patents relating to our products or services, we may be required to obtain licenses to those patents or to develop or obtain alternative technology. We may not be able to obtain any such licenses on acceptable terms, or at all. Any failure to obtain such licenses could impair or foreclose our ability to make, use, market or sell our products and services.

Based on the litigious nature of our industry and the fact that we may pose a competitive threat to some companies who own or control various patents, it is always possible that one or more third parties may assert a patent infringement claim seeking damages and to enjoin the manufacture, use, sale and marketing of our products and services. If a third- party asserts that we have infringed on its patent or proprietary rights, we may become involved in intellectual property disputes and litigation that would be costly and time-consuming and could impair or foreclose our ability to make, use, market or sell our products and services.

Lawsuits may have already been filed against us without our knowledge. Additionally, we may receive notices from other third parties suggesting or asserting that we are infringing their patents and inviting us to license such patents. We do not believe that we are infringing on any other party’s patents or that a license to any such patents is necessary. Should litigation over such patents arise, we intend to vigorously defend against any allegation of infringement.

If we are found to infringe on the patent or intellectual property rights of others, we may be required to pay damages, stop the infringing activity or obtain licenses or rights to the patents or other intellectual property in order to use, manufacture, market or sell our products and services. Any required license may not be available to us on acceptable terms or at all. If we succeed in obtaining such licenses, payments under such licenses would reduce any earnings from our products. In addition, licenses may be non-exclusive and, accordingly, our competitors may have access to the same technology as that which may be licensed to us. If we fail to obtain a required license or are unable to alter the design of our product candidates to make a license unnecessary, we may be unable to manufacture, use, market or sell our products and services, which could significantly affect our ability to achieve, sustain or grow our commercial business.

Moreover, regardless of the outcome, patent litigation against or by us could significantly disrupt our business, divert our management’s attention and consume our financial resources. We cannot predict if or when any third party will file suit for patent or other intellectual property infringement.

The difficulties of operating in international markets may harm sales of our products.

Customers outside of the United States accounted for 25% and 27% of our revenues for the years ended December 31, 2010 and 2009, respectively. The majority of our sales transactions are in U.S. dollars; however, we received payments in British pounds sterling for approximately $0.7 million in sales from our foreign subsidiary.

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

As of December 31, 2010, the Company had U.S. federal net operating loss carryforwards, including those acquired in the Company’s past acquisitions, of approximately $15.5 million, which, if not utilized, begin to expire as follows:

Year	Net Operating Loss (in thousands)

2011	$917
2017	760
2018	1,327
2019	550
2020	66
2021	56
2022	2,268
2024	2,032
2025	3
2026	1
2027	1
2028	3,492
2029	2,501
2030	1,553
Total	$15,527

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

The leases for our headquarters and a property where we conduct manufacturing and research will expire no later than December 31, 2011, unless we extend them. If we are unable to negotiate new leases for our existing space, or find replacement space, in either case on terms that are attractive to us, or if we are required to make substantial capital improvements in either the existing or new space, our results of operations could be harmed.

Our headquarters and 25,000 square feet of manufacturing and research space that we lease in Newark, Delaware are leased under operating leases that will expire no later than December 2011. We are currently considering our options with respect to temporary extensions of these leases, and renewal or replacement of this space. We may be unable to negotiate new leases for our existing space, or to find replacement space, in either case on terms that are attractive to us. In addition, should we elect to attempt to negotiate new leases in our current facilities, we may have to make investments in capital improvements to enhance the space. In any such case, our results of operations could be harmed.

Certain of our shareholders are able to significantly influence proposals for a change in control or other matters requiring a shareholder vote.

Directly, or through entities that they control, members of our Board of Directors as of December 31, 2010 controlled approximately 16% of our common stock. Through entities that he controls, Steven R. Becker, who joined our Board effective March 12, 2008, controlled approximately 12% of our outstanding common stock as of December 31, 2010. Due to this concentration of ownership, members of our Board, acting together or, in some cases, individually, can substantially influence all matters requiring a stockholder vote, including, without limitation:

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

During the year ended December 31, 2010, the price of our common stock fluctuated between $1.31 and $2.25 per share, with an average daily trading volume for the year of approximately 19,000 shares. The market may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies.

Our common stock may be delisted from the NASDAQ Global Market, which could negatively impact the price of our common stock and our ability to access the capital markets.

Our common stock is listed on the NASDAQ Global Market. Should we fail to satisfy the continued listing requirements of the NASDAQ Global Market, our common stock could be delisted. The delisting of our common stock would significantly affect the ability of investors to trade our securities and would significantly negatively affect the value and liquidity of our common stock. In addition, the delisting of our common stock could materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from the NASDAQ Global Market could also have other negative results, including the potential loss of confidence by our suppliers, customers and employees, the loss of institutional investor interest, and fewer business development opportunities.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company is headquartered in Newark, Delaware, and occupies approximately 28,000 square feet of space under an operating lease expiring in December 2011. The Company also leases approximately 25,000 square feet of manufacturing and research space in Newark, Delaware, under an operating lease expiring in December 2011. The Company is currently considering its options with respect to temporary extensions of these leases, and renewal or replacement of this space.  The Company owns and occupies approximately 75,000 square feet of manufacturing, research and animal facility space and approximately 88 acres of farmland in Windham, Maine.  As of the date of this report, the Company believes that its equipment and facilities are adequate for its present purposes.

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

Item 4. [Removed and Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on The NASDAQ Global Market under the symbol “SDIX.” Set forth below are the quarterly high and low bid prices for the shares of common stock of the Company as reported by The NASDAQ Global Market without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

	Common Stock
	Price Range
Fiscal Year Ended	High	Low
December 31, 2010:
Fourth Quarter	$1.88	$1.32
Third Quarter	1.99	1.00
Second Quarter	2.13	1.15
First Quarter	2.10	1.00

December 31, 2009:
Fourth Quarter	$2.02	$1.00
Third Quarter	2.19	0.88
Second Quarter	1.67	0.79
First Quarter	1.36	0.69

On March 25, 2011, there were approximately 23,000 holders (345 holders of record) of the common stock of the Company. The Company has never paid any cash dividends on its common stock.

Stock Performance Graph

The following line graph compares for the fiscal years ended December 31, 2005 through 2010 (i) the yearly cumulative total shareholder return on the common stock with (ii) the cumulative total return of the NASDAQ Composite Index and with (iii) a Peer Group Index consisting of NASDAQ Medical Equipment Stocks.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Strategic Diagnostics Inc., the NASDAQ Composite Index
and the NASDAQ Medical Equipment Index

COMPARISON OF CUMULATIVE TOTAL RETURN

Strategic Diagnostics Inc., NASDAQ Composite Index and NASDAQ Medical Equipment Peer Group Index

	12/05	12/06	12/07	12/08	12/09	12/10

Strategic Diagnostics Inc.	100.00	103.85	147.80	24.45	37.36	48.35
NASDAQ Composite	100.00	111.74	124.67	73.77	107.12	125.93
NASDAQ Medical Equipment	100.00	101.15	135.54	72.03	101.17	106.70

Item 6. Selected Financial Data

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except share and per share data)
Revenues	$28,349	$27,154	$27,659	$27,207	$25,522

Cost of sales	11,781	12,416	13,091	10,766	11,715

Gross profit	16,568	14,738	14,568	16,441	13,807

Operating expenses:
Research and development	3,077	2,894	3,576	2,938	2,630
Selling, general and administrative	14,428	13,593	14,425	11,990	10,555
Goodwill impairment	-	-	4,150	-	-
(Gain) loss on disposal of assets	(8)	(1)	(17)	110	42
Total operating expenses	17,497	16,486	22,134	15,038	13,227

Operating income (loss)	(929)	(1,748)	(7,566)	1,403	580

Interest income (expense), net	(42)	(15)	157	433	386

Income (loss) before taxes	(971)	(1,763)	(7,409)	1,836	966

Income tax expense (benefit)	(8)	(112)	8,386	976	282

Net income (loss)	$(963)	$(1,651)	$(15,795)	$860	$684

Basic net income (loss) per share	$(0.05)	$(0.08)	$(0.78)	$0.04	$0.03

Shares used in computing basic net income (loss)
per share	20,251,534	20,113,659	20,312,707	20,325,285	20,031,833

Diluted net income (loss) per share	$(0.05)	$(0.08)	$(0.78)	$0.04	$0.03

Shares used in computing diluted net income (loss)
per share	20,251,534	20,113,659	20,312,707	20,562,645	20,108,688

	December 31,
	2010	2009	2008	2007	2006

BALANCE SHEET DATA:
Cash and cash equivalents	$8,056	$7,937	$9,980	$12,988	$10,892

Working capital	14,514	14,671	14,233	19,973	16,731

Total assets	22,516	23,225	25,521	41,949	37,953

Current portion of long-term debt	400	400	1,658	611	211

Long-term debt	300	700	-	1,640	351

Stockholders’ equity	19,704	20,093	21,248	37,128	35,262

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

The Company believes that its competitive position has been enhanced through the combination of talent, technology and resources resulting from the business development activities it has pursued since its inception. The Company has achieved meaningful economies of scale for the products it offers through the utilization of its consolidated facilities in Newark, Delaware for the manufacture of test kits and antibodies, and its facilities located in Windham, Maine for the manufacture of antibodies.

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

Results of Operations

Year ended December 31, 2010 versus year ended December 31, 2009

Revenues

Revenues for the year ended December 31, 2010 increased 4% to $28.3 million compared to $27.2 million for the year ended December 31, 2009. The increase in revenues was primarily the result of a 7% increase in sales of Life Sciences products.  The following table sets out revenues by product category:

	Year Ended
	December 31,		Increase	Percent
	2010	2009	(Decrease)	Change
	(in thousands, except percentages)
Life Sciences	$15,361	$14,321	$1,040	7%
Kit products	12,913	12,738	175	1%
Contract	75	95	(20)	(21%)
Revenues	$28,349	$27,154	$1,195	4%

Life Sciences Products

Life Science products revenues increased 7% to $15.4 million for the year ended December 31, 2010, compared to $14.3 million for the year ended December 31, 2009. The increased revenues in 2010 were the result of increased sales to the Company’s in-vitro diagnostic, biopharma and content/reseller customers, partially offset by a decrease in sales to academic/government customers. These changes reflect a refocusing of the Company’s sales efforts on in-vitro diagnostics and biopharma customers and stress the Company’s broad range of capabilities rather than concentrating on strictly antibody production.

Kit Products

Kit products revenues increased 1% to $12.9 million for the year ended December 31, 2010 compared to $12.7 million for the year ended December 31, 2009. Sales of food pathogen products increased 7% to $5.9 million.  This increase was primarily attributable to increased sales of products to detect the pathogen E. Coli in meat products. Water quality product sales decreased 1% to $4.8. The decreased demand is primarily from the Company’s municipal and government customers in the U.S. and Europe and reflects general economic conditions that are expected to continue into 2011. Ag-GMO product sales decreased 7% to $2.2 million. This decrease was attributable to decreased demand for the Company’s products in Brazil, where sales have declined over the past few years due to reduced demand for testing for GMOs.  This trend is expected to continue.  The Company also entered into an agreement with Romer Labs in 2010 for the exclusive distribution of its Ag-GMO products in all countries except Brazil.  As a result, selling prices have decreased due to distributor pricing.

Gross profit

Gross profit increased to $16.6 million for the year ended December 31, 2010 from $14.7 million for the year ended December 31, 2009. Gross margins improved to 58% for 2010 compared to 54% in 2009. The increase in margin was primarily attributable to increased sales of the Life Science products which have a lower per unit cost of sale and increased manufacturing efficiencies within the Kit products group.

Research and development

Research and development expenses were $3.1 million for the year ended December 31, 2010, compared to $2.9 million for the year ended December 31, 2009. This increase was primarily due to increased spending and effort on development of the Company’s products to detect pathogens in beef and poultry.  Research and development expenses were 11% of revenues for both periods presented.

Selling, general and administrative

Selling, general and administrative expenses were $14.4 million for the year ended December 31, 2010, compared to $13.6 million for the year ended December 31, 2009.  This increase was primarily the result of increased personnel costs.

Interest expense, net

The Company recorded $42,000 in net interest expense for the year ended December 31, 2010 compared to $15,000 for the year ended December 31, 2009, due to lower interest rates received on decreased levels of invested cash and cash equivalents during 2010.

Income taxes

The Company recorded an income tax benefit of $8,000 for the year ended December 31, 2010 compared to an income tax benefit of $112,000 for the year ended December 31, 2009. The 2009 federal income tax benefit was primarily the result of changes in federal tax law that provided the ability to realize research and experimentation credits and alternative minimum tax credits that previously had a valuation allowance placed against them.

Net loss

Net loss for the year ended December 31, 2010 was $963,000, or $0.05 per diluted share, compared to a net loss of $1.7 million, or $0.08 per diluted share, for the year ended December 31, 2009. Diluted shares utilized in these computations were 20.3 million and 20.1 million for the 2010 and 2009 periods, respectively.

Year ended December 31, 2009 versus year ended December 31, 2008

Revenues for the year ended December 31, 2009 decreased 2% to $27.2 million compared to $27.7 million for the year ended December 31, 2008. The decrease in revenues was primarily the result of a 7% decrease in sales of kit products, partially offset by a 4% increase in sales of life science products. The following table sets out revenues by product category:

	December 31,		Increase	Percent
	2009	2008	(Decrease)	Change
	(in thousands, except percentages)
Life sciences	$14,321	$13,821	$500	4%
Kit products	12,738	13,634	(896)	(7%)
Contract	95	204	(109)	(53%)
Revenues	$27,154	$27,659	$(505)	(2%)

Life Sciences Products

Life science revenues increased 4% to $14.3 million for the year ended December 31, 2009, compared to $13.8 million for the year ended December 31, 2008. Sales of bulk antibody products increased 10% to $3.4 million, sales of products utilizing the Company’s GAT ™ platform increased 8% to $1.6 million and sales of custom polyclonal products increased 2% to $5.7 million all as a result of increased sales to the Company’s IVD (In-vitro Diagnostics) customers. These increases were partially offset by a decline in sales of custom monoclonal products of 4% to $3.3 million. These changes reflect a refocusing of the Company’s sales efforts on in-vitro diagnostics and biopharma customers and stress the Company’s broad range of capabilities rather than concentrating on strictly antibody production.

Kit Products

Kit products revenues decreased 7% to $12.7 million for the year ended December 31, 2009 compared to $13.6 million for 2008. Sales of food pathogen products were $5.5 million in both 2009 and 2008. Water quality product sales decreased 7% to $4.8 million for 2009 compared to 2008, which was primarily attributable to decreased demand for the Company’s water testing equipment in China. Ag-GMO products decreased 18% to $2.4 million for 2009 compared to 2008, primarily attributable to decreased demand for the Company’s testing products in Brazil as a result of decreased demand for GMO testing as well as the elimination of required testing for the Starlink TM trait in grains in the United States.

Gross profit

Gross profit increased to $14.7 million for the year ended December 31, 2009 from $14.6 million for the year ended December 31, 2008. Gross margins improved to 54% for 2009 compared to 53% in 2008. The increase in margin was primarily attributable to increased sales of the Life Science products which have a lower per unit cost of sale.

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

Selling, general and administrative

Selling, general and administrative expenses were $13.6 million for the year ended December 31, 2009, compared to $14.4 million for the year ended December 31, 2008. This decrease was primarily the result of decreased professional fees related to the recruitment of new management, reductions in severance costs related to the replacement of prior management and an insurance settlement related to employee fraud.

Interest income (expense), net

The Company recorded $15,000 in net interest expense for the year ended December 31, 2009 compared to net interest income of $157,000 for the year ended December 31, 2008, due to lower interest rates received on decreased levels of invested cash and cash equivalents during 2009.

Income taxes

The Company recorded an income tax benefit of $112,000 for the year ended December 31, 2009 compared to an income tax expense of $8.4 million for the year ended December 31, 2008. The 2009 federal income tax benefit was primarily the result of changes in federal tax law that provided the ability to realize research and experimentation credits and alternative minimum tax credits that previously had a valuation allowance placed against them. The tax provision for 2008 is due to valuation allowances placed against U.S. federal and state deferred tax assets in 2008, as a result of uncertainty as to the realization of the net deferred tax assets prior to their expiration.

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

The following is a summary of selected cash flow information:

	Year Ended
	December 31,
	2010	2009	2008
	(in thousands)

Net cash provided by (used in) operating activities	$425	$366	$(749)
Net cash used in investing activities	(522)	(499)	(895)
Net cash provided by (used in) financing activities	236	(1,791)	(1,082)
Effect of exchange rate changes on cash	(20)	(119)	(282)
Net increase (decrease) in cash and cash equivalents	$119	$(2,043)	$(3,008)

Net cash provided by operating activities in 2010 was primarily the result of depreciation, amortization and share based compensation more than offsetting the loss for the year.  For 2009, net cash used in operating activities primarily related to the net loss for the year, offset by depreciation, amortization and stock based compensation charges, decreases in accounts receivable and inventories and decreases in accounts payable and accruals. For 2008, net cash used in operating activities primarily related to the net loss incurred for the year offset by depreciation, amortization and stock based compensation charges, the goodwill impairment charge and deferred income taxes.

Net cash used in investing activities for 2010 was $522,000 compared to $499,000 for 2009 and $895,000 in 2008. These cash outflows were primarily the result of capital purchases which were $532,000 in 2010, $500,000 in 2009 and $929,000 in 2008.  The capital expenditures in 2010 were primarily related to the purchase of computer and lab equipment.  The capital expenditures in 2009 were primarily related to the purchase of computer and electronic equipment. The capital expenditures in 2008 were primarily related to the purchase of lab and manufacturing equipment.

Net cash provided by financing activities were $236,000 in 2010, primarily related to the reduction in the restricted cash requirement of $550,000 partially offset by debt repayments of $400,000.  Net cash used in financing activities was $1.8 million for 2009, primarily related to a $1.25 million restricted cash requirement from the Company’s lender, and $558,000 in debt repayments. In 2008, net cash used in financing activities was $1.1 million, primarily the result of $593,000 in debt repayments and $555,000 in purchases of treasury stock.

The Company’s working capital (current assets less current liabilities) decreased to $14.5 million at December 31, 2010, from $14.7 million at December 31, 2009. The reduction from 2009 was primarily due to reductions in inventory and cash, while the increase from 2008 was due to the reclassification of $700,000 of debt to long-term from current as a result of our amended credit agreement described below. Outstanding debt decreased to $700,000 at December 31, 2010 from $1.1 million at December 31, 2009, due to scheduled debt payments.  Outstanding debt decreased to $1.1 million at December 31, 2009 from $1.7 million at December 31, 2008 due to scheduled debt payments.

On May 5, 2000, the Company entered into a financing agreement with a commercial bank which was amended on August 12, 2009 (as amended, the “Credit Agreement”). The Credit Agreement was amended to eliminate the revolving line of credit, remove financial covenants requiring minimum EBITDA and tangible net worth amounts, and reduce the restricted cash requirement from $2.7 million to the amount of debt outstanding.

On August 21, 2007, the Company received a term loan under the Credit Agreement to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $2 million in financing, $700,000 of which was outstanding at December 31, 2010, and is repayable over five years, with principal payments that began on October 1, 2007. The loan bears a fixed interest rate of 5.96% with equal amortization of principal payments plus interest. This indebtedness is secured by $700,000 in restricted cash as required by the Credit Agreement.

The Company has had expenditures for property, plant and equipment of $532,000, $500,000 and $929,000 in the years ended December 2010, 2009 and 2008, respectively, primarily for production and information technology additions. The Company has no material commitments for capital expenditures at December 31, 2010. However, the leases for the Company’s two Delaware facilities expire on December 31, 2011 and the Company will have to move to a new facility or extend the leases at the existing facilities, which could require substantial renovations to these facilities. Therefore, it is expected that capital expenditures in 2011 and 2012 will exceed the levels incurred in the prior three years.

For the year ended December 31, 2010, the Company satisfied all of its cash requirements from cash and cash equivalents on-hand. At December 31, 2010, the Company had $700,000 in debt and stockholders’ equity of $19.7 million.

Based upon its cash and cash equivalents on hand, current product sales and the anticipated sales of new products, the Company believes it has, or has access to, sufficient resources to meet its operating requirements at least through the next 12 months.

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

Off-Balance Sheet Arrangements

As of December 31, 2010, the Company did not have any off-balance sheet arrangements as defined in Item 304(a) (4) (ii) of Regulation S-K.

Contractual Obligations

The Company is committed to making cash payments in the future on two types of contracts: its long-term indebtedness and leases. The Company has no off-balance sheet debt or other such unrecorded obligations. Below is a schedule of the future payments that the Company was obligated to make based on agreements in place as of December 31, 2010.

			Payments Due by Year

						2016 and
	2011	2012	2013	2014	2015	Beyond	Total
		(in thousands)

Long-term debt (1)	$400	300	-	-	-	-	700
Operating leases (2)	$1,074	330	300	300	300	300	2,604

Total contractual
cash obligations	$1,474	630	300	300	300	300	3,304

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

Valuation of Accounts Receivable – Accounts receivable as of December 31, 2010 and December 31, 2009, were net of an allowance for doubtful accounts of $78,000 and $38,000, respectively. The recorded allowance is continually evaluated based on current market conditions, an analysis of customer-specific facts and circumstances, and the size and composition of the overall portfolio. The current state of the economy could cause longer sales cycles resulting in increased risk that outstanding balances could become uncollectible. If receivables are in dispute with the customer or otherwise deemed uncollectible, the corresponding amounts are written off and are charged against the allowance.

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

Deferred Taxes – In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. In making their assessment, management considers positive evidence, negative evidence, and possible tax planning strategies that could be implemented. Management also considers the future reversal of existing taxable temporary differences, recent earnings history, history of or potential for tax attributes such as net operating losses to expire and the ability to project future taxable income. The Company’s history of cumulative pre-tax losses over the most recent three-year period, including 2010, is significant negative evidence that is difficult to overcome. In light of this negative evidence, coupled with the current economic conditions, management has concluded that it is more likely than not that the Company will not realize the benefits of these tax deductible differences and has continued to provide a full valuation allowance offsetting its U.S. federal and state net deferred tax assets at December 31, 2010.

At December 31, 2010, the Company had approximately $4.6 million of net operating loss carryforwards for tax purposes, which have no expiration and which correspond to a $970,000 deferred tax asset, related to operations in the United Kingdom (“UK”). Management considered positive and negative indicators in concluding that a substantial valuation allowance of approximately $930,000 was necessary for the foreign deferred tax assets of $970,000. The positive indicators include the contribution to income before taxes by the foreign operations in the UK for 2010, 2009 and 2008, and the expected income before taxes in the UK for 2011 and 2012. The negative indicators include a history of substantial net operating losses in the UK, the lack of income before taxes until 2004 and limitations with regard to estimating income in the UK beyond 2012 resulting from a year-to-year evaluation of the future need for a UK subsidiary.

As of December 31, 2010, the Company had U.S. federal net operating loss carryforwards, of $15.5 million, including those of acquired companies, which begin to expire as follows:

Year	Net Operating Loss (in thousands)

2011	$917
2017	760
2018	1,327
2019	550
2020	66
2021	56
2022	2,268
2024	2,032
2025	3
2026	1
2027	1
2028	3,492
2029	2,501
2030	1,553
Total	$15,527

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

Valuation of Goodwill and Long-Lived Assets — Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its estimated discounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds an asset’s fair value.

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

Share–Based Compensation — The Company accounts for share-based compensation in accordance with the fair value method of accounting, which requires the Company to measure all employee share–based compensation awards at the date of grant and recognize such expense in our consolidated financial statements.

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

New Accounting Standards and Disclosures

In September 2009, the Financial Accounting Standards Board, (“FASB”) issued Accounting Standard Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605) – Multi-Deliverables Revenue Arrangements, a Consensus of the FASB Emerging Issues Task Force, to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. It establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities, specifically, how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company does not expect the adoption of this standard to have a material impact on its financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company has limited exposure to changing interest rates, and is currently not engaged in hedging activities. Interest on approximately $700,000 of debt, is at a fixed annual rate of interest of 5.961%.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2010, were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The report of management on our internal control over financial reporting is set forth on page 33 of this report and is incorporated herein by reference.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The applicable information set forth in the Company’s Definitive Proxy Statement is incorporated herein by reference.

Identification of Executive Officers and Certain Significant Employees

The executive officers of the Company, their positions with the Company, their ages and a brief biography for each are as follows:

Name	Age	Position

Francis M. DiNuzzo	55	President and Chief Executive Officer
Klaus Lindpaintner	56	VP – Research and Development and Chief Science Officer (effective February 1, 2010)
Kevin J. Bratton	62	VP – Finance, Chief Financial Officer and Corporate Secretary

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

Kevin J. Bratton joined SDIX in June 2009 as Vice President – Finance and Chief Financial Officer. Mr. Bratton was Senior Vice President Business Operations for EUSA Pharma (USA), Inc. in Langhorne, Pennsylvania from May 2008 until May 2009. Mr. Bratton had been Senior Vice President and Chief Financial Officer of Cytogen Corporation in Princeton, New Jersey from November 2006 until its acquisition by EUSA Pharma, Inc. in May 2008. Mr. Bratton has over 35 years of experience in all phases of multi-national financial operations across the healthcare, biotechnology and technology industries, including developing strategic plans and annual budgets as well as financing negotiations and merger & acquisition transactions. Prior to joining Cytogen, Mr. Bratton was Chief Financial Officer at Metrologic Instruments, Inc., a global technology company, from July 2002 until November 2006, where he directed the company’s finance operations during a period of significant growth in sales, net income, cash flow from operations, and working capital. Previously, Mr. Bratton began his career with the public accounting firm Touche Ross & Co. (now Deloitte & Touche LLP). He has a bachelor of science in business and accounting from Northeastern University.

Item 11. Executive Compensation

The applicable information set forth in the Company’s Definitive Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The applicable information set forth in the Company’s Definitive Proxy Statement is incorporated herein by reference.

Equity Compensation

The table below presents certain information as of December 31, 2010 concerning securities issuable in connection with equity compensation plans that have been approved by the Company’s stockholders and that have not been approved by the Company’s stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan
approved by security
holders	2,008,906	$2.56	1,327,925

Equity compensation
not approved by
security holders	150,000	$1.50	-

Total	2,158,906	$2.49	1,327,925

The 150,000 shares underlying options granted under equity compensation not approved by security holders were granted in connection with the Company’s hiring, on June 1, 2009, of its Chief Financial Officer, Kevin Bratton; and on February 1, 2010, of its Chief Science Officer, Klaus Lindpaintner. The grants to both Mr. Bratton and Mr. Lindpaintner are ten year non-qualified stock option grants at an exercise price of $1.50 per share.

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

3. Exhibits

Exhibit
Number	Description	Reference
2.1	Agreement and Plan of Merger among the Company, AZUR Acquisition Corp. and AZUR Environmental dated May 4, 2001	(1)

3.1	Fourth Amended and Restated Certificate of Incorporation of the Company	(2)

3.2	Amended and Restated Bylaws of the Company	(2)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Forms of Warrants to Purchase Common Stock of the Company	(2)

10.1	Stock Purchase Agreement among the Company and its outside directors and certain of their affiliates dated August 16, 2002	(12)

10.2	Demand Registration Rights Agreement among the Company and its outside directors and certain of their affiliates dated August 16, 2002	(12)

10.3	EnSys Environmental Products, Inc. 1993 Stock Incentive Plan*	(3)

10.4	Amended and Restated EnSys Environmental Products, Inc. 1995 Stock Incentive Plan*	(4)

10.5	EnSys Environmental Products, Inc. 401(k) Plan Adoption Agreement	(3)

10.11	Agreement and Plan of Merger by and between EnSys and Strategic Diagnostics Inc. dated as of October 11, 1996	(2)

10.18	Industrial Lease dated October 26, 1993, by and between Tober & Agnew Properties, Inc. and Strategic Diagnostics Inc.

10.21	Lease agreement dated October 29, 1997 by and between Pencader Courtyard, L.P. and Strategic Diagnostics Inc.	(7)

10.22	1998 Employee Stock Purchase Plan	(11)

10.23	2000 Stock Incentive Plan*	(17)

10.27	Loan Agreement between the Company and PNC Bank, Delaware, dated May 5, 2000	(10)

10.27.1	First Amendment to Loan Agreement, dated December 13, 2001

10.27.2	Second Amendment to Loan Agreement, dated April 25, 2002

10.27.3	Third Amendment to Loan Agreement, dated October 24, 2002

10.27.4	Fourth Amendment to Loan Agreement, dated February 11, 2003

10.27.5	Fifth Amendment to Loan Agreement, dated February 16, 2004

10.27.6	Sixth Amendment to Loan Agreement, dated September 16, 2005

10.27.7	Seventh Amendment to Loan Agreement, dated August 21, 2007

10.27.8	Eighth Amendment to Loan Agreement, dated October 1, 2008

10.27.9	Ninth Amendment to Loan Agreement, dated May 15, 2009

10.27.10	Tenth Amendment to Loan Agreement, dated August 12, 2009

10.28	Line of Credit Note between the Company and PNC Bank, Delaware, dated May 5, 2000	(10)

10.29	Term Note between the Company and PNC Bank, Delaware, dated May 5, 2000	(10)

10.30	Employment Agreement dated September 2, 2003, by and between Matthew H. Knight and the Company*	(13)

10.31	Nonqualified Stock Option Agreement dated September 2, 2003, by and between Matthew H. Knight and the Company*	(13)

10.32	Restricted Stock Grant Agreement dated September 2, 2003, by and between Matthew H. Knight and the Company*	(13)

10.33	Employment Agreement dated January 1, 1997 by and between James W. Stave and the Company*	(14)

10.34	Amended and Restated Distribution Agreement, dated as of August 31, 2009, by and between the Registrant and the DuPont Qualicon division of E.I. du Pont de Nemours and Company+	(15)

10.35	Strategic Diagnostics Inc. Change of Control Severance Agreement*	(16)

10.36	Agreement, dated as of March 12, 2008, by and among the Company and Steven R. Becker, BC Advisors, LLC, SRB Management, L.P. and Richard van den Broek	(18)

10.37	Separation Agreement, dated as of June 6, 2008, between Strategic Diagnostics Inc. and Matthew H. Knight*	(19)

10.38	Employment Agreement, dated as of October 13, 2008, between Strategic Diagnostics Inc. and Francis M. DiNuzzo*	(20)

10.39	Separation Agreement, dated as of December 9, 2008, between Strategic Diagnostics Inc. and Stanley Fronczkowski*	(21)

10.40	Amendment No. 1 to Separation Agreement and General Release, dated as of April 3, 2009, between Strategic Diagnostics Inc. and Stanley Fronczkowski*	(22)

10.41	Form of Nonqualified Stock Option Agreement	(23)

10.42	Form of Restricted Stock Grant Agreement	(23)

21.1	Subsidiaries of the Company

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Certifications of the Chief Executive Officer of Strategic Diagnostics Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certifications of the Chief Financial Officer of Strategic Diagnostics Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Francis M. DiNuzzo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Kevin J. Bratton pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the designated exhibit of the Company’s 10-Q for the fiscal quarter ended September 30, 2001.
(2)	Incorporated by reference to the designated exhibit of the EnSys Registration Statement on Form S-4 (No. 333-17505) filed on December 9, 1996.
(3)	Incorporated by reference to the designated exhibit of the EnSys Registration Statement on Form S-1 (No. 33-68440) filed on September 3, 1993.
(4)	Incorporated by reference to Appendix F to the Joint Proxy Statement/Prospectus contained in the EnSys Registration Statement on Form S-4 (No. 333-17505) filed on December 9, 1996.
(5)	Incorporated by reference to the designated exhibit of the EnSys Form 10-K for the fiscal year ended December 31, 1994.
(6)	Incorporated by reference to the designated exhibit of the EnSys Form 10-Q for the fiscal quarter ended March 31, 1996.
(7)	Incorporated by reference to the designated exhibit of the Company’s Form 10-K for the fiscal year ended December 31, 1996.
(8)	Incorporated by reference to the designated exhibit of the Company’s Form 10-K for the fiscal year ended December 31, 1997.

(9)           Incorporated by reference to the identically numbered exhibit contained in the Company’s Form 8-K filed on May 26, 1999.
(10)	Incorporated by reference to the designated exhibit of the Company’s 10-Q for the fiscal quarter ended June 30, 2000.
(11)	Incorporated by reference to the designated exhibit of the Company’s Registration Statement on Form S-8 (No. 333- 68107) filed on November 30, 1998.
(12)	Incorporated by reference to the designated exhibit of the Company’s 10-Q for the fiscal quarter ended September 30, 2002.
(13)	Incorporated by reference to the designated exhibit of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2003.
(14)	Incorporated by reference to the designated exhibit of the Company’s Form 10-K for the fiscal year ended December 31, 2004.

(15)	Incorporated by reference to the designated exhibit of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2009, as amended.
(16)	Incorporated by reference to the designated exhibit of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2005.
(17)	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 24, 2004.
(18)	Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed March 18, 2008.
(19)	Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed June 6, 2008.
(20)	Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed October 16, 2008.
(21)	Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed December 9, 2008.
(22)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the fiscal quarter ended March 31, 2009.
(23)	Incorporated by reference to the designated exhibit of the Company’s Form 10-k for the fiscal year ended December 31, 2009.
*	Management contract or compensatory plan.
+	Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2010, based on the criteria in Internal Control-Integrated Framework issued by COSO.

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

Dated: April 1, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Strategic Diagnostics Inc.:

We have audited the accompanying consolidated balance sheets of Strategic Diagnostics Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Strategic Diagnostics Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 31, 2011

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	December 31,
	2010	2009
ASSETS
Current Assets :
Cash and cash equivalents	$8,056	$7,937
Restricted cash	700	1,250
Receivables, net	4,376	3,650
Inventories	3,333	3,714
Deferred tax asset	-	1
Other current assets	561	551
Total current assets	17,026	17,103

Property and equipment, net	4,087	4,626
Other assets	45	10
Deferred tax asset	37	51
Intangible assets, net	1,321	1,435
Total assets	$22,516	$23,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities :
Current portion of long-term debt	$400	$400
Accounts payable	491	571
Accrued expenses	1,597	1,386
Deferred revenue	24	75
Total current liabilities	2,512	2,432

Long-term debt	300	700

COMMITMENTS AND CONTINGENCIES (NOTE 8)

Stockholders’ Equity:
Preferred stock, $.01 par value, 20,920,648 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.01 par value, 35,000,000 shares authorized,
20,916,433 and 20,786,515 issued
at December 31, 2010 and December 31, 2009, respectively	209	208
Additional paid-in capital	41,551	40,958
Treasury stock, 406,627 common shares at cost
at December 31, 2010 and December 31, 2009	(555)	(555)
Accumulated deficit	(21,239)	(20,276)
Cumulative translation adjustments	(262)	(242)
Total stockholders’ equity	19,704	20,093
Total liabilities and stockholders’ equity	$22,516	$23,225

The accompanying notes are an integral part of these statements

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2010	2009	2008

Revenues	$28,349	$27,154	$27,659

Cost of sales	11,781	12,416	13,091

Gross profit	16,568	14,738	14,568

Operating expenses:
Research and development	3,077	2,894	3,576
Selling, general and administrative	14,428	13,593	14,425
Goodwill impairment	-	-	4,150
Gain on disposal of assets	(8)	(1)	(17)
Total operating expenses	17,497	16,486	22,134

Operating loss	(929)	(1,748)	(7,566)

Interest income (expense), net	(42)	(15)	157

Loss before taxes	(971)	(1,763)	(7,409)

Income tax expense (benefit)	(8)	(112)	8,386

Net loss	$(963)	$(1,651)	$(15,795)

Basic net loss per share	$(0.05)	$(0.08)	$(0.78)

Shares used in computing basic net loss
per share	20,251,534	20,113,659	20,312,707

Diluted net loss per share	$(0.05)	$(0.08)	$(0.78)

Shares used in computing diluted net loss
per share	20,251,534	20,113,659	20,312,707

The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
(in thousands)

			Additional			Cumulative
	Preferred	Common	Paid-In	Treasury	Accumulated	Translation
	Stock	Stock	Capital	Stock	Deficit	Adjustments	Total

Balance January 1, 2008	$-	$205	$39,594	$-	$(2,830)	$159	$37,128
Comprehensive loss:
Net loss	-	-	-	-	(15,795)	-	(15,795)
Currency translation adjustment	-	-	-	-	-	(282)	(282)
Total comprehensive loss							(16,077)

Company share buyback	-	-	-	(555)	-	-	(555)
Employee stock purchase plan	-	1	69	-	-	-	70
Stock-based compensation	-	-	682	-	-	-	682

Balance December 31, 2008	-	206	40,345	(555)	(18,625)	(123)	21,248
Comprehensive loss:
Net loss	-	-	-	-	(1,651)	-	(1,651)
Currency translation adjustment	-	-	-	-	-	(119)	(119)
Total comprehensive loss							(1,770)

Employee stock purchase plan	-	1	27	-	-	-	28
Stock-based compensation	-	1	586	-	-	-	587

Balance December 31, 2009	-	208	40,958	(555)	(20,276)	(242)	20,093
Comprehensive loss:
Net loss	-	-	-	-	(963)	-	(963)
Currency translation adjustment	-	-	-	-	-	(20)	(20)
Total comprehensive loss							(983)

Employee stock purchase plan	-	-	32	-	-	-	32
Stock option exercises	-	1	63	-	-	-	64
Stock-based compensation	-	-	498	-	-	-	498

Balance December 31, 2010	$-	$209	$41,551	$(555)	$(21,239)	$(262)	$19,704

The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2010	2009	2008

Cash Flows from Operating Activities :
Net loss	$(963)	$(1,651)	$(15,795)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities :
Goodwill impairment charge	-	-	4,150
Depreciation, amortization and other intangibles impairment	1,183	1,277	1,401
Stock-based compensation expense	506	591	682
Deferred income taxes	15	22	8,566
Gain on disposal of fixed assets	(8)	(1)	(17)
(Increase) decrease in :
Receivables	(726)	449	11
Inventories	381	176	314
Other current assets	(10)	(17)	(13)
Other assets	(33)	103	(100)
Increase (decrease) in :
Accounts payable	(80)	(120)	122
Accrued expenses	211	(474)	1
Deferred revenue	(51)	11	59
Other non-current liabilities	-	-	(130)
Net cash provided by (used in) operating activities	425	366	(749)

Cash Flows from Investing Activities :
Purchase of property and equipment	(532)	(500)	(929)
Proceeds from sale of assets	10	1	34
Net cash used in investing activities	(522)	(499)	(895)

Cash Flows from Financing Activities :
Proceeds from exercise of stock options	64	-	-
Proceeds from employee stock purchase plan	22	17	66
Purchase of treasury stock	-	-	(555)
Restricted cash requirement	550	(1,250)	-
Repayments on financing obligations	(400)	(558)	(593)
Net cash provided by (used in) financing activities	236	(1,791)	(1,082)

Effect of exchange rate changes on cash	(20)	(119)	(282)

Net increase (decrease) in cash and cash equivalents	119	(2,043)	(3,008)

Cash and Cash Equivalents, Beginning of Year	7,937	9,980	12,988

Cash and Cash Equivalents, End of Year	$8,056	$7,937	$9,980

Supplemental Cash Flow Disclosure :

Cash paid (received) for taxes and tax refunds	$(105)	$(54)	$11

Cash paid for interest	69	84	119

The accompanying notes are an integral part of these statements

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2010
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

The Company’s Life Science portfolio includes products and custom services that supply critical reagents used across the life science research and development markets. The Company’s Genomic Antibody Technology™ (“GAT™”) is is being used in proteomic research, disease understanding and drug/biomarker discovery among academic, biotech, in-vitro diagnostic and large pharmaceutical customers.

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

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2010
(in thousands, except share and per share data)

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

Accounts Receivable

As of December 31, 2010 and 2009, the allowance for doubtful accounts was $78 and $38, respectively. If receivables are in dispute with the customer or otherwise deemed uncollectible, the Company’s policy is to charge these write-offs against the allowance. The Company continually reviews the realizability of its receivables and charges current period earnings for the amount deemed unrealizable. At December 31, 2010 and 2009, net accounts receivable were $4,376 and $3,650, respectively.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2010
(in thousands, except share and per share data)

A summary of the activity in the allowance for doubtful accounts for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008
Balance, January 1	$38	$70	$82

Additions to allowance for doubtful accounts charged to costs and expenses	46	12	70

Deductions-written off as uncollectible	(6)	(44)	(82)

Balance, December 31	$78	$38	$70

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

At December 31, inventories consisted of the following:

	December 31, 2010	December 31, 2009

Raw materials	$794	$807
Work in progress	1,214	1,228
Finished goods	1,325	1,679
Net inventories	$3,333	$3,714

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

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2010
(in thousands, except share and per share data)

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

The Company utilizes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the implementation of authoritative guidance related to the accounting for uncertainty in income taxes, the Company recognizes in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The authoritative guidance also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company includes interest and penalties related to unrecognized tax benefits as a component of income tax expense. See Note 10 for further information.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2010
(in thousands, except share and per share data)

Basic and Diluted Loss per Share

Basic loss per share (EPS) is computed by dividing net loss available for common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS, except that the dilutive effect of converting or exercising all potentially dilutive securities is also included in the denominator. The Company’s calculation of diluted EPS includes the dilutive effect of exercising stock options into common shares and the inclusion of unvested restricted stock awards. Basic loss per share excludes potentially dilutive securities. For the years 2010, 2009 and 2008, conversion of stock options and unvested restricted shares totaling 231,045, 208,679 and 339,656 into common share equivalents were excluded from this calculation because they were anti-dilutive.

Listed below are the basic and diluted share calculations for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008

Weighted average common shares outstanding	20,251,534	20,113,659	20,312,707

Shares used in computing basic net
loss per share	20,251,534	20,113,659	20,312,707

Dilutive effect of stock options and
unvested restricted stock awards	-	-	-

Shares used in computing diluted net
loss per share	20,251,534	20,113,659	20,312,707

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2010
(in thousands, except share and per share data)

Treasury Stock

Shares of common stock repurchased by the Company are recorded at cost as treasury stock in the stockholders’ equity section of the consolidated balance sheet, and as a use of cash in the financing activities section of the consolidated statement of cash flows.

Comprehensive Loss

Comprehensive loss is comprised of net loss and currency translation adjustments and is presented in the consolidated statements of stockholders’ equity.

Statements of Cash Flows

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

New Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board, (“FASB”) issued Accounting Standard Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605) – Multi-Deliverables Revenue Arrangements, a Consensus of the FASB Emerging Issues Task Force, to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. It establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities, specifically, how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company does not expect the adoption of this standard to have a material impact on its financial statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2010
(in thousands, except share and per share data)

2. PROPERTY AND EQUIPMENT

As of December 31, property and equipment consisted of the following:

	2010	2009
Equipment	$7,081	$6,595
Building improvements	4,105	4,105
Furniture and fixtures	189	188
Land	1,452	1,452
Leasehold improvements	1,004	972
Total property and equipment	13,831	13,312

Less - accumulated depreciation and amortization	(9,744)	(8,686)
Net property and equipment	$4,087	$4,626

Depreciation expense was $1,069, $1,150 and $1,114 in 2010, 2009 and 2008, respectively.

3. INTANGIBLE ASSETS

As of December 31, intangible assets consisted of the following:

	2010	2009	Lives
Intangible assets	$2,614	$2,614	2-20
Less - accumulated amortization	(1,293)	(1,179)
Net intangible assets	$1,321	$1,435

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

A former director and current large shareholder of the Company was a majority shareholder of MCI. MCI was to receive royalties from the Company until July of 2012, however in the third quarter of 2010 the Company settled all future obligations with MCI for a one-time payment of $220. This amount is included in other current assets and is being amortized over the life of the contract. Royalties paid to MCI in 2010, 2009 and 2008 were $110, $167 and $166, respectively.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2010
(in thousands, except share and per share data)

Amortization of these intangible assets is on a straight line basis over their useful lives and was $114, $127 and $237 in 2010, 2009 and 2008, respectively. The following table is a schedule of the expected amortization expense in each of the next five years:

Year	Amount
2011	$114
2012	114
2013	114
2014	114
2015	114

4. ACCRUED EXPENSES

As of December 31, accrued expenses consisted of the following:

	2010	2009

Royalties	$78	$88
Compensation	1,112	798
Professional fees	214	256
Purchases	193	244
Total accrued expenses	$1,597	$1,386

5. LONG-TERM DEBT

On May 5, 2000, the Company entered into a financing agreement with a commercial bank which was amended on August 12, 2009 (as amended, the “Credit Agreement”).

On August 21, 2007, the Company received a term loan under the Credit Agreement to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $2,000 in financing, $700 of which was outstanding at December 31, 2010, and is repayable over five years, with principal payments that began on October 1, 2007. The loan bears a fixed interest rate of 5.96% with equal amortization of principal payments plus interest.

This indebtedness is secured by $700 in restricted cash as required by the Credit Agreement.

The following table is a schedule of the principal payments required under the Company’s long-term indebtedness:

2011	$400
2012	300

Total debt	$700

Interest expense was $67, $82 and $117 in 2010, 2009 and 2008, respectively.

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

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2010
(in thousands, except share and per share data)

The Company also has an Employee Stock Purchase Plan (the “ESPP”). The ESPP allows eligible full-time employees to purchase shares of common stock at 90 percent of the lower of the fair market value of a share of common stock on the first or last day of the quarter. Eligible employees are provided the opportunity to acquire Company common stock during each quarter. No more than 661,157 shares of common stock may be issued under the ESPP. Such stock may be unissued shares or treasury shares of the Company or may be outstanding shares purchased in the open market or otherwise on behalf of the ESPP. For financial reporting purposes, the Company’s ESPP is compensatory. Therefore, the Company is required to recognize compensation expense related to the discount from market value of shares sold under the ESPP. During 2010, 16,100 shares of common stock were purchased through the ESPP.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2010
(in thousands, except share and per share data)

Share-based compensation expense recorded in 2010, 2009 and 2008 is summarized as follows:
	2010	2009	2008

Stock options	$320	$307	$384
Employee stock purchase plan	8	4	7
Restricted stock awards	178	280	291

Total share-based compensation expense	$506	$591	$682

The deferred income tax benefit related to share-based compensation expense for the years ended December 31, 2010, 2009 and 2008 was $0 due to the full valuation allowance recorded against deferred tax assets (see Note 10). Share-based compensation expense is a component of selling, general and administrative expense, and is recorded as a non-cash expense in the operating activities section of the consolidated statement of cash flows.

Information with respect to the stock options granted under the 2000 Plan and options granted separately from the 2000 Plan is summarized as follows:

			Weighted	Aggregate
	Number		Average Remaining	Instrinsic
	of Shares	Price Range	Contractual term	Value

Balance, Jauary 1, 2008	1,251,620	$1.88- $ 6.94
Granted	574,420	$1.50- $ 4.60
Cancelled / forfeited	(106,068)	$3.05- $ 5.50

Balance, December 31, 2008	1,719,972	$1.88- $ 6.94
Granted	483,000	$1.10- $ 1.50
Cancelled / forfeited	(501,172)	$2.88- $ 4.69

Balance, December 31, 2009	1,701,800	$1.10- $ 6.94
Granted	674,852	$1.50- $ 2.09
Exercised	(42,500)	$1.50- $ 1.50
Cancelled / forfeited	(175,246)	$1.10- $ 6.94

Balance, December 31, 2010	2,158,906	$1.10- $ 5.17	6.9 years	$214

Vested and excercisable at December 31, 2010	1,056,736	$1.10- $ 5.17	5.0 years	$70

Expected to vest as of December 31, 2010	2,060,986	$1.10- $ 5.17	6.8 years	$200

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2010
(in thousands, except share and per share data)

As of December 31, 2010, options covering 1,056,736 shares were exercisable with a weighted average exercise price of $3.24 per share, and 1,327,925 shares were available for future grant under the 2000 Plan.

As of December 31, 2010 there was $730 of unrecognized compensation expense related to non-vested stock options that is expected to be recognized over a weighted average period of 2.8 years.

The total aggregate intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $6, $0 and $0 respectively. Cash received from the exercises during the years ended December 31, 2010, 2009 and 2008 was $64, $0 and $0 and are included within the financing activity section of the consolidated statements of cash flows.

The weighted average fair value at the date of grant for options granted during 2010, 2009 and 2008 was estimated at $0.83, $0.62 and $1.39 per share, respectively, using the Black-Scholes pricing model. The weighted-average assumptions used in the Black-Scholes model were as follows: dividend yield of 0%, expected volatility of 51% in 2010, 51% in 2009 and 49% in 2008, risk-free interest rate of 2.51% in 2010, 2.50% in 2009 and 3.20% in 2008, and an expected option life of 6 years in each of the years ended December 31, 2010, 2009 and 2008. The expected option life was computed using the sum of the average vesting period and the contractual life of the option and dividing by 2, for all periods presented.

The following table provides additional information about the Company’s stock options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted Average			Wtd. Average
Range of	Number of	Remaining	Exercise	Number of	Exercise
Exercise Prices	Shares	Contractual Life	Price	Shares	Price

$ 1.10 - $ 2.51	1,386,652	8.4 Years	$1.68	310,482	$1.62
$ 3.05 - $ 3.57	206,400	2.6 Years	$3.32	206,400	$3.32
$ 3.69 - $ 5.17	565,854	4.5 Years	$4.16	539,854	$4.14
$ 1.50 - $ 5.17	2,158,906	6.9 Years	$2.49	1,056,736	$3.24

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2010
(in thousands, except share and per share data)

The Company grants restricted stock awards (RSA) which is the right to receive shares. The fair value of RSAs is based on the market price for the stock at the date of grant. RSAs generally vest over periods of two to five years.

The following table summarizes the changes in non-vested RSAs for the three year period ending December 31, 2010:
		Weighted Average
		Grant Date	Aggregate
	Shares	Fair Value	Intrinsic Value

Non-vested RSAs at January 1, 2008	96,116	$4.36

Granted	266,619	$1.99
Vested	(52,117)	$4.02
Cancelled / forfeited	(14,212)	$4.71

Non-vested RSAs at December 31, 2008	296,406	$2.28

Granted	64,500	$1.26
Vested	(142,133)	$2.26
Cancelled / forfeited	(12,747)	$3.78

Non-vested RSAs at December 31, 2009	206,026	$1.77
Granted	87,500	$1.59
Vested	(139,476)	$1.52
Cancelled / forfeited	(18,300)	$1.46

Non-vested RSAs at December 31, 2010	135,750	$1.95	$239

Expected to vest at December 31, 2010	124,425	$1.94	$219

The Company recorded compensation expense of $178, $280 and $291 for the years ended December 31, 2010, 2009 and 2008, for RSAs. This expense is a component of selling, general and administrative expenses, and is recorded as a non-cash expense in the operating activities section of the consolidated statement of cash flows. As of December 31, 2010, 124,425 of the above non-vested RSAs are expected to vest and there is approximately $191 of unrecognized compensation expense related to non-vested RSAs that are expected to vest over a weighted average of 2 years.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2010
(in thousands, except share and per share data)

7. SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

The Company develops and manufactures antibodies in its life sciences division. Such antibodies are incorporated into test kits manufactured by the Company’s Kit products division for the detection of a wide variety of substances related to food safety and water quality. In addition, antibodies from the life sciences division are sold to medical diagnostic and pharmaceutical companies and research institutions. The Company does not provide segment disclosures, as discrete financial information is not prepared on a divisional basis for review by the Company’s Chief Operating Decision Maker.

Geographic:

The following table sets forth revenues by geographic region:

	Year Ended December 31,
	2010	2009	2008

United States	$21,269	$19,739	$20,744
Rest of the world	7,080	7,415	6,915
Total	$28,349	$27,154	$27,659

The Company’s basis for identifying sales by country is the ship-to location. There were no individual countries outside of the United States that represented more than 10% of the total revenues of the Company. There are no significant long-lived assets located outside the United States.

No single customer accounted for 10% or more of the Company’s revenues in 2010, 2009 or 2008.

Products and Services:

The following table sets out revenues by product category.

	Year Ended December 31,
	2010	2009	2008
Life Science	$15,361	$14,321	$13,821
Kit products	12,913	12,738	13,634
Contract revenue	75	95	204
Revenues	$28,349	$27,154	$27,659

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2010
(in thousands, except share and per share data)

8. COMMITMENTS AND CONTINGENCIES

The Company leases its office and manufacturing facilities and other equipment under operating leases. Rent expense for the years ended December 31, 2010, 2009 and 2008, was $968, $1,157 and $991, respectively. Future commitments under non-cancelable leases at December 31, 2010 are as follows:

2011	$1,074
2012	330
2013	300
2014	300
2015	300
2016 and thereafter	300
$2,604

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

9. RETIREMENT SAVINGS PLAN

The Company maintains a retirement savings plan qualified under Section 401(k) of the Internal Revenue Code. The plan allows for eligible employees to contribute a portion of their gross wages to the plan. The Company matches employees’ contributions on a 100% basis up to 1% of gross wages and on a 50% basis up to the next 5% of gross wages. In 2010, 2009 and 2008, the Company recognized expense of $254, $245 and $242, respectively, associated with this plan.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2010
(in thousands, except share and per share data)

10. INCOME TAXES

The components of income (loss) before taxes for the years ended December 31 are as follows:

	2010	2009	2008

United States	$(1,055)	$(1,900)	$(7,587)
Rest of the world	84	137	178
Total	$(971)	$(1,763)	$(7,409)

The income tax expense (benefit) consists of the following:

		2010	2009	2008

Federal	current	$(23)	$(147)	$(20)
	deferred		-	7,249
		(23)	(147)	7,229
State	current	-	7	(135)
	deferred	-	-	1,242
		-	7	1,107
Foreign	current	-	-	-
	deferred	15	28	50
		15	28	50
Total		$(8)	$(112)	$8,386

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2010
(in thousands, except share and per share data)

The following table summarizes the significant differences between the U.S. Federal statutory rate and the Company’s effective tax rate for financial statement purposes:

	2010	2009	2008

Statutory tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	-	(0.3)	(9.9)
Valuation allowance, federal	(31.0)	(22.7)	(135.8)
Goodwill impairment	-	-	(2.5)
Other, net	(2.0)	(4.7)	1.0

Total	1.0%	6.3%	(113.2%)

Significant components of the Company’s deferred tax assets as of December 31 are as follows:
	2010	2009

Net operating loss carryforwards	$6,620	$7,856
Credit carryforwards	1,043	884
Amortization and depreciation	3,447	3,647
Deferred compensation	245	240
Non-deductible reserves	168	141
Inventory costs not currently deductible	362	323

Total deferred tax assets	11,885	13,091
Valuation allowance	(11,848)	(13,039)

Net deferred tax assets	$37	$52

Overall, the valuation allowance for deferred tax assets decreased during 2010 by $1,191.  The valuation allowance was decreased by $1,737 related to net operating losses that expired during 2010, which was offset by an increase in the valuation allowance of $546 related to the net operating loss generated during 2010.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2010
(in thousands, except share and per share data)

FASB ASC 740, Accounting for Income Taxes (“FASB ASC 740”), requires a company to evaluate its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. Pursuant to FASB ASC 740, a cumulative pre-tax loss in recent years is significant negative evidence that is difficult to overcome in considering whether deferred tax assets are more likely than not realizable. The Company has evaluated the possibility of potential tax planning strategies and determined that none currently exist that the Company would conclude are prudent and feasible. The Company has concluded, based upon the evaluation of all available evidence, that it is more likely than not that the U.S. federal and state net deferred tax assets will not be realized and has recorded a full valuation allowance on its U.S. federal and state net deferred tax assets, as of December 31, 2010.

At December 31, 2010, the Company had approximately $4,600 of net operating loss carryforwards for tax purposes which have no expiration related to operations in the United Kingdom (“UK”). Management considered positive and negative indicators, as well as potential tax planning strategies, and has concluded that a substantial valuation allowance of approximately $930 was necessary for the foreign deferred tax assets of approximately $970. The positive indicators include the contribution to income before taxes by the foreign operations in the UK for 2010, 2009 and 2008, and the forecasted income before taxes in the UK for 2011 and 2012. The negative indicators include a history of substantial net operating losses in the UK, the lack of income before taxes prior to 2004, limited income before taxes in the recent years and limitations with regard to estimating income in the UK beyond 2012 resulting from a year-to-year evaluation of the future need for a UK subsidiary.

At December 31, 2010, the Company had U.S. federal net operating loss carryforwards of $15,527 including those of acquired companies, which will expire as follows:

Year	Net Operating Loss

2011	$917
2017	760
2018	1,327
2019	550
2020	66
2021	56
2022	2,268
2024	2,032
2025	3
2026	1
2027	1
2028	3,492
2029	2,501
2030	1,553

Total	$15,527

The above includes net operating losses of $555 which, if realized, would be accounted for as additional paid in capital and excludes $440 related to unrecognized tax benefits.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2010
(in thousands, except share and per share data)

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

The Company has federal research and experimentation credit carryforwards of $818, net of $90 related to unrecognized tax benefits, as of December 31, 2010, which are set to expire in years 2021 through 2030.  The Company also has federal alternative minimum tax credit carryforwards of $6 which have indefinite lives. In accordance with Internal Revenue Code §168(k)(4)) the Company intends to elect out of bonus depreciation on the filing of its 2010 federal income tax return which will result in a federal tax refund related to certain of the research and experimentation credits and the alternative minimum tax credits.  Accordingly, the research and experimentation credits and alternative minimum tax credits were reduced in 2010 by $30 and $1, respectively.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2010
(in thousands, except share and per share data)

The following table is a reconciliation of the gross unrecognized tax benefits during the years ended December 31:

	2010	2009	2008

Gross unrecognized tax benefits as of January 1	$510	$487	$580

Increases from positions taken in prior periods	-	-	-
Decreases from positions taken in prior periods	(6)	(5)	(130)
Increases from positions taken in current period	36	28	37
Decreases from unrecognized tax benefits for settlements
with taxing authorities	-	-	-

Gross unrecognized tax benefits as of December 31	$540	$510	$487

The unrecognized tax benefits at December 31, 2010 of $540, if recognized in a period where there was not a full valuation allowance, would affect the effective tax rate.

The Company is subject to U.S. federal and UK income tax, as well as income taxes of multiple state jurisdictions.

The Company recognizes accrued interest expense and penalties related to uncertain tax benefits that have resulted in a refund or reduction of income taxes paid.  Unrecognized tax benefits aggregating $530 would reduce already existing net operating loss and tax credit carryforwards and therefore require no accrual for interest or penalty in any of the years 2010, 2009 or 2008.  The remaining unrecognized tax benefit of $10 include diminimus interest and penalty where required.

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

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2010
(in thousands, except share and per share data)

11. QUARTERLY FINANCIAL DATA (unaudited)

	Three Months Ended,
	March 31	June 30	September 30	December 31
	(In thousands except per share data)
2010
Revenues	$6,691	$6,796	$7,473	$7,389
Gross profit	3,936	4,032	4,458	4,142
Net loss	(459)	(215)	(29)	(260)
Basic loss per share	(0.02)	(0.01)	-	(0.01)
Diluted loss per share	(0.02)	(0.01)	-	(0.01)

2009
Revenues	$6,902	$6,853	$7,196	$6,203
Gross profit	3,805	3,630	4,113	3,190
Net loss	(561)	(734)	(291)	(65)
Basic loss per share	(0.03)	(0.04)	(0.01)	-
Diluted loss per share	(0.03)	(0.04)	(0.01)	-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATEGIC DIAGNOSTICS INC.

Date:	April 1, 2011	/s/ Francis M. DiNuzzo
Francis M. DiNuzzo
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	April 1, 2011	/s/ Thomas A. Bologna
Thomas A. Bologna
Chairman of the Board of Directors

Date:	April 1, 2011	/s/ Francis M. DiNuzzo
Francis M. DiNuzzo
President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	April 1, 2011	/s/ Kevin J. Bratton
Kevin J. Bratton
Vice President – Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	April 1, 2011	/s/ Steven Becker
Steven Becker
Director

Date:	April 1, 2011	/s/ Geoffrey Davis
Geoffrey Davis
Director

Date:	April 1, 2011	/s/ Richard van den Broek
Richard van den Broek
Director

Date:	April 1, 2011	/s/ Stephen L. Waechter
Stephen L. Waechter
Director

Date:	April 1, 2011	/s/ David M. Wurzer
David M. Wurzer
Director

Date:	April 1, 2011	/s/ Wayne P. Yetter
Wayne P. Yetter
Director