Form 10-Q
period 2011-03-31
STRATEGIC DIAGNOSTICS INC/DE/
filed 2011-05-16
CIK 911649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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
Yes: ☐          No: ☒

As of May 6, 2011, there were 20,538,654 outstanding shares of the Registrant’s common stock, par value $.01 per share.

STRATEGIC DIAGNOSTICS INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$8,490	$8,056
Restricted cash	600	700
Receivables, net	3,867	4,376
Inventories	3,202	3,333
Other current assets	1,130	561
Total current assets	17,289	17,026

Property and equipment, net	3,893	4,087
Other assets	16	45
Deferred tax asset	37	37
Intangible assets, net	1,292	1,321
Total assets	$22,527	$22,516

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities :
Current portion of long-term debt	$400	$400
Accounts payable	465	491
Accrued expenses	2,184	1,597
Deferred revenue	82	24
Total current liabilities	3,131	2,512

Long-term debt	200	300

Stockholders' Equity:
Preferred stock, $.01 par value, 20,920,648 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.01 par value, 35,000,000 shares authorized,
20,943,357 and 20,916,433 issued at March 31, 2011
and December 31, 2010, respectively	210	209
Additional paid-in capital	41,681	41,551
Treasury stock, 406,627 common shares at cost
at March 31, 2011 and December 31, 2010	(555)	(555)
Accumulated deficit	(21,897)	(21,239)
Cumulative translation adjustments	(243)	(262)
Total stockholders' equity	19,196	19,704
Total liabilities and stockholders' equity	$22,527	$22,516

The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months
	Ended March 31,
	2011	2010

Revenues	$7,477	$6,691

Cost of sales	3,314	2,755
Gross profit	4,163	3,936

Operating expenses:
Research and development	863	676
Selling, general and administrative	3,954	3,715
Gain on disposal of assets	-	(8)
Total operating expenses	4,817	4,383

Operating loss	(654)	(447)

Interest expense, net	(9)	(12)

Loss before taxes	(663)	(459)

Income tax benefit	(5)	-

Net loss	(658)	(459)

Basic loss per share	$(0.03)	$(0.02)

Shares used in computing basic
loss per share	20,384,041	20,187,890

Diluted loss per share	$(0.03)	$(0.02)

Shares used in computing diluted
loss per share	20,384,041	20,187,890

The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months
	Ended March 31,
	2011	2010

Cash Flows from Operating Activities :
Net loss	$(658)	$(459)
Adjustments to reconcile net loss to net
cash provided by operating activities :
Depreciation and amortization	307	291
Share-based compensation expense	129	135
Gain on disposal of fixed assets	-	(8)
(Increase) decrease in :
Receivables	509	349
Inventories	131	4
Other current assets	(569)	(464)
Other assets	27	(97)
Increase (decrease) in :
Accounts payable	(26)	(172)
Accrued expenses	587	687
Deferred revenue	58	9
Net cash provided by operating activities	495	275

Cash Flows from Investing Activities :
Purchase of property and equipment	(83)	(37)
Proceeds from sale of assets	-	10

Net cash used in investing activities	(83)	(27)

Cash Flows from Financing Activities :
Proceeds from employee stock purchase plan	3	14
Restricted cash requirement	100	-
Repayments on financing obligations	(100)	(100)

Net cash provided by (used in) financing activities	3	(86)

Effect of exchange rate changes on cash	19	(33)

Net increase in Cash and Cash Equivalents	434	129

Cash and Cash Equivalents, Beginning of Period	8,056	7,937

Cash and Cash Equivalents, End of Period	$8,490	$8,066

Supplemental Cash Flow Disclosure :

Cash paid for taxes, net of tax refunds	15	7

Cash paid for interest	14	20

The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Strategic Diagnostics Inc. and its subsidiaries (“SDIX,” the “Company,” “we,” “our” or “us”) is a biotechnology company with a core mission of developing, commercializing and marketing innovative and proprietary products, services and solutions that preserve and enhance the quality of human health and wellness. The Company serves the pharmaceutical, biotechnology, diagnostics, food safety and environmental markets.

SDIX is a customer-centric organization. Our goals are to consistently deliver increased value to our customers through products and services that facilitate business results, reduce costs and help manage risk. SDIX sales professionals focus, among other things, on delivering a quantifiable “return on investment” to their customers, by reducing time and total costs associated with applications for which the Company’s products are used. In addition, the Company believes its tests and immuno-solutions provide high levels of accuracy and reliability, delivering more actionable results to the customer compared to alternative products.

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

Basis of Presentation and Interim Financial Statements

The accompanying unaudited consolidated interim financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  In the opinion of management, the accompanying consolidated interim financial statements include all adjustments (all of which are of a normal recurring nature) necessary for a fair presentation of the results of operations.  The interim operating results are not necessarily indicative of the results to be expected for the entire year.

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

Comprehensive Loss

Comprehensive loss consists of the following for each period:

	Three Months Ended
	March 31,
	2011	2010

Net loss	$(658)	$(459)

Currency translation adjustment	19	(33)

Total comprehensive loss	$(639)	$(492)

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

2.           BASIC AND DILUTED LOSS PER SHARE

Basic loss per share (EPS) is computed by dividing net loss available for common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS, except that the dilutive effect of converting or exercising all potentially dilutive securities is also included in the denominator. The Company’s calculation of diluted EPS includes the dilutive effect of stock options and restricted stock units. Basic loss per share excludes potentially dilutive securities.  For the three month periods ended March 31, 2011 and 2010, conversion of stock options and unvested restricted shares totaling 461,583 and 275,210, respectively, into common share equivalents were excluded from this calculation because they were anti-dilutive.

	Three Months Ended
	March 31,
	2011	2010

Weighted average common shares outstanding	20,384,041	20,187,890

Shares used in computing basic loss per share	20,384,041	20,187,890

Dilutive effect of stock options and
unvested restricted stock units	-	-

Shares used in computing diluted loss per share	20,384,041	20,187,890

3.	SHARE-BASED COMPENSATION

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

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

Share-based compensation expense recorded in the three month periods ended March 31, 2011 and 2010 is summarized as follows:

	Three Months Ended
	March 31,
	2011	2010

Stock options	$90	$84
Employee stock purchase plan	1	6
Restricted stock awards	38	45

Total share-based compensation expense	$129	$135

Share-based compensation expense is a component of selling, general and administrative expense, and is recorded as a non-cash expense in the operating activities section of the Company’s consolidated statements of cash flows.

No options were exercised in the three month periods ended March 31, 2011 and 2010.  Proceeds received from employee payments into the ESPP in the three month periods ended March 31, 2011 and 2010, were $3 and $14, respectively.  These amounts are recorded in the cash flows from financing activities section of the Company’s consolidated statements of cash flows.

Information with respect to the activity of outstanding stock options granted under the 2000 Plan and options granted separately from the 2000 Plan for the three months ended March 31, 2011 is summarized as follows:

				Weighted	Aggregate
	Number			Average Remaining	Instrinsic
	of Shares	Price Range		Contractual term	Value

Balance, January 1, 2011	2,158,906	$1.10	$5.17

Granted	350,000	$1.85	$2.19
Cancelled / Forfeited	(69,000)	$1.10	$1.81

Balance, March 31, 2011	2,439,906	$1.49	$5.17	7.0 years	$784

Vested and excercisable at
March 31, 2011	1,129,534	$1.49	$5.17	5.0 years	$236

Expected to vest as of
March 31, 2011	2,320,061	$1.49	$5.17	6.9 years	$726

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

During the three month period ended March 31, 2011, there were 350,000 options granted with a weighted average grant date fair value, based on a Black-Scholes option pricing model, of $1.10 per share.  The assumptions used in the Black-Scholes model are as follows: dividend yield 0%, expected volatility 50.20%, risk-free interest rate 2.45% and expected life of 6.25 years.  The Company uses the Simplified Method for determining the expected life of options granted which is computed using the sum of the average vesting period and the contractual life of the option and dividing by two, for all periods presented.

The following table provides additional information about the Company’s stock options outstanding and exercisable at March 31, 2011:

		Options Outstanding			Options Exercisable
			Weighted Average			Wtd. Average
Range of		Number of	Remaining	Exercise	Number of	Exercise
Exercise Prices		Shares	Contractual Life	Price	Shares	Price

$1.49	$2.51	1,667,652	8.5 Years	$1.79	363,280	$1.62
$3.05	$3.57	206,400	2.4 Years	$3.32	206,400	$3.32
$3.69	$5.17	565,854	4.3 Years	$4.16	559,854	$4.16
$1.49	$5.17	2,439,906	7.0 Years	$2.46	1,129,534	$3.19

A summary of the status of the Company’s unvested restricted stock as of December 31, 2010 and changes during the three month period ended March 31, 2011 is presented below.

		Weighted Average
		Grant Date	Aggregate
	Shares	Fair Value	Intrinsic Value

Non-vested RSA's at January 1, 2011	135,750	$1.95
Granted	25,000	$2.14
Vested	(15,250)	$3.32

Non-vested RSA's at March 31, 2011	145,500	$1.84	$327

Expected to vest at March 31, 2011	133,200	$1.83	$300

Restricted stock granted is generally scheduled to vest over periods of two to four years. The cost of the grant is charged to operations over the vesting period.  At March 31, 2011, the weighted average remaining term of non-vested restricted stock was 2.4 years.

The Company also issued 315,000 performance-based Restricted Stock Units (“RSUs”) during the quarter ended March 31, 2011.  The fair value of an RSU is equal to the market value of a share of stock on the date of grant.  The performance-based RSUs vest based on the achievement of certain revenue targets.  50% of the RSUs vest upon the achievement of certain revenue growth targets during any 12-month period prior to December 31, 2012, and any remaining unvested RSUs vest upon the achievement of certain revenue growth targets during any 12-month period prior to December 31, 2014.  Unless forfeited, the performance-based RSUs will be paid out in the form of stock, if the Company meets the performance targets.  If the designated performance targets are not met during any 12-month period prior to December 31, 2014, no payout will be made.

4.           INVENTORIES

The Company’s inventories are valued at the lower of cost or market. For inventories that consist primarily of test kit components, bulk serum and antibody products, cost is determined using the first in, first out method. For inventories that consist of costs associated with the production of custom antibodies, cost is determined using the specific identification method. At March 31, 2011 and December 31, 2010, inventories consisted of the following:

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

	March 31,	December 31,
	2011	2010

Raw materials	$862	$794
Work in progress	1,006	1,214
Finished goods	1,334	1,325
Inventories	$3,202	$3,333

5.          INTANGIBLE ASSETS

At March 31, 2011 and December 31, 2010, intangible assets consisted of the following:

	March 31,	December 31,
	2011	2010	Lives
Intangible assets	2,614	2,614	2-20
Accumulated amortization	(1,322)	(1,293)
Net intangible assets	$1,292	$1,321

6.          DEBT

 On May 5, 2000, the Company entered into a financing agreement with a commercial bank which was amended on August 12, 2009 (as amended, the “Credit Agreement”).

 On August 21, 2007, the Company received a term loan under the Credit Agreement to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $2,000 in financing, $600 of which was outstanding at March 31, 2011, and is repayable over five years, with principal payments that began on October 1, 2007. The loan bears a fixed interest rate of 5.96% with equal amortization of principal payments plus interest.

 This indebtedness is secured by $600 in restricted cash as required by the Credit Agreement.

7.           INCOME TAXES

  The Company evaluates its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required.  The Company had a full valuation allowance offsetting its U.S. federal and state net deferred tax assets which primarily represent net operating loss carryforwards (“NOLs”) at December 31, 2010.  During the three month period ended March 31, 2011, the Company’s management concluded that the full valuation allowance for U.S. federal and state net deferred tax assets is appropriate as the facts and circumstances during the first three months of 2011 did not change management’s conclusion that a full valuation allowance is necessary.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

The Company is subject to U.S. federal and UK income tax, as well as income taxes of multiple state jurisdictions.   The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  At March 31, 2011, the Company had no interest or penalties accrued related to uncertain tax positions due to the available NOLs.

            As of January 1, 2011, the Company provided a liability for approximately $540 of unrecognized tax benefits, which if recognized in a period where there was not a full valuation allowance, would affect the effective tax rate.  For the three months ended March 31, 2011, unrecognized tax benefits increased by $6 to $546, which if recognized in a period where there was not a full valuation allowance, would affect the effective tax rate.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements reflecting the current expectations of Strategic Diagnostics Inc. and its subsidiaries (the “Company” or “SDIX”). In addition, when used in this quarterly report, the words “anticipate,” “enable,” “estimate,” “intend,” “expect,” “believe,” “potential,” “may,” “will,” “should,” “project” and similar expressions as they relate to the Company are intended to identify said forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, which may cause actual results to differ from those anticipated at this time. Such risks and uncertainties include, without limitation, changes in demand for products, delays in product development, delays in market acceptance of new products, retention of customers, attraction and retention of management and key employees, adequate supply of raw materials, inability to obtain or delays in obtaining third party approvals or required government approvals, the ability to meet increased market demand, competition, protection of intellectual property, non-infringement of intellectual property, seasonality, the ability to obtain financing and other factors more fully described in the Company’s public filings with the SEC including, without limitation, the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Over the past several years, the Company has continued the transition from a fragmented product offering and marketing strategy to becoming a focused organization, with proven, proprietary technologies tied directly to its customers’ needs. The transition is most evident in the Life Science immuno-solutions initiative and food pathogen detection products, where the Company believes significant progress is being made.

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

Results of Operations

Three Months Ended March 31, 2011 versus Three Months Ended March 31, 2010

Revenues for the three months ended March 31, 2011 increased 12% to $7.5 million, compared to $6.7 million for the same period in 2010. The increase in revenues in the first quarter of 2011 was primarily the result of a 19% increase in sales of Life Science products and services, and a 3% increase in the sale of Kit products.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended
	March 31,		Increase	Percent
	2011	2010	(Decrease)	Change
	(in thousands, except percentages)
Life Sciences	$4,498	$3,788	$710	19%
Kit products	2,979	2,903	76	3%
Revenues	$7,477	$6,691	$786	12%

Life Science Products and Services

Life Science revenues increased 19% to $4.5 million for the three month period ended March 31, 2011, compared to $3.8 million for the same period in 2010.  This increase was primarily the result of increased sales to the Company’s biopharma, in-vitro diagnostic and content/reseller customers, partially offset by a decrease in sales to the Company’s academia/government customers.  This change reflects the continued refocusing of the Company’s sales efforts and capabilities on in-vitro diagnostics and biopharma customers and shows the Company’s broad range of capabilities rather than concentrating on strictly antibody production.

Kit Products

Kit product revenues increased 3% to $3.0 million for the three months ended March 31, 2011 as compared to $2.9 million for the same period of 2010.  Sales of food pathogen products increased 28% to $1.8 million for the three months ended March 31, 2011 from $1.4 million for the three month periods ended March 31, 2010.  This increase was primarily the result of increased sales of all three major pathogen tests (E. Coli, Salmonella and Listeria) used primarily in the beef and poultry industries.  Water and environmental products revenue increased 3%, to $0.9 million, in the three month period ended March 31, 2011 as compared to the same period of 2010. This increase was primarily attributable to increased sales of water testing equipment.  Ag-GMO product sales decreased 57%, to $0.3 million, in the first three months of 2011 as compared to the same period of 2010.  This decrease was primarily attributable to lower sales of seed testing products in Brazil plus uneven demand from its distributor, Romer Labs, due to the timing of restocking orders.

Gross profit

Gross profit for the three months ended March 31, 2011 was $4.2 million compared to $3.9 million for the same period in 2010. Gross margins were 56% and 59% for the three month periods ended March 31, 2011 and 2010, respectively.  The increase in gross profit is primarily attributable to increased sales volumes as discussed above.  The decrease in gross margin was primarily attributable to the higher percentage of Life Science revenues to total revenues, as the Life Science products and services have a lower gross margin than the Kit products.

Research and development

Research and development expenses were $863,000, or 12% of revenues for the three month period ended March 31, 2011, compared to $676,000, or 10% of revenues for the three month period ended March 31, 2010.  This increase was primarily the result of increased personnel costs and lab supplies on research relating to Life Science and Food Safety products and technologies.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

Selling, general and administrative

Selling, general and administrative expenses were $4.0 million for the three month period ended March 31, 2011 and $3.7 million for the three month period ended March 31, 2010.  This increase was primarily the result of increased personnel costs as the Company has increased its sales and marketing infrastructure.

Interest expense, net

The Company had net interest expense of $9,000 for the three month period ended March 31, 2011 compared to net interest expense of $12,000 for the three month period ended March 31, 2010. The decrease was primarily due to lower levels of debt in the 2011 period.

Income taxes

The Company recorded an income tax benefit of $5,000 for the three month period ended March 31, 2011 compared to no income tax provision for the three month period ended March 31, 2010.  The Company has full valuation allowances placed against U.S. federal and state deferred tax assets.

Net loss

Net loss was $658,000, or $0.03 per diluted share, for the three month period ended March 31, 2011, compared to a net loss of $459,000, or $0.02 per diluted share, for the same period in 2010. Diluted shares utilized were 20.4 million and 20.2 million for the 2011 and 2010 periods, respectively.

Liquidity and Capital Resources

The net cash provided by operating activities was $495,000 for the first three months of 2011 compared to $275,000 for the first three months of 2010.  The net cash provided by operating activities for both the 2011 and 2010 periods was primarily the result of decreased receivables and inventories and increased accrued expenses, partially offset by the net loss recorded in the periods and increases in other current assets.

Net cash used in investing activities of $83,000 for the first three months of 2011 related to the capital expenditures for the period. This compares to net cash used in investing activities of $27,000 for the first three months of 2010. The capital expenditures for the 2011 and 2010 periods were primarily related to purchases of computer and electronic equipment.

Net cash provided by financing activities of $3,000 for the first three months of 2011 was primarily attributable to a reduction in the Company’s restricted cash requirement offset by scheduled debt repayments.  Net cash used in financing activities of $86,000 for the first three months of 2010 was primarily the result of scheduled debt repayments.

The Company’s working capital (current assets less current liabilities) was $14.2 million at March 31, 2011 compared to $14.5 million at December 31, 2010.

On May 5, 2000, the Company entered into a financing agreement with a commercial bank which was amended on August 12, 2009 (as amended, the “Credit Agreement”).

On August 21, 2007, the Company received a term loan under the Credit Agreement to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $2 million in financing, $600,000 of which was outstanding at March 31, 2011, and is repayable over five years, with principal payments that began on October 1, 2007. The loan bears a fixed interest rate of 5.96% with equal amortization of principal payments plus interest.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

This indebtedness is secured by $600,000 in restricted cash as required by the Credit Agreement.

For the three months ended March 31, 2011, the Company satisfied all of its cash requirements from cash available and on-hand.  At March 31, 2011, the Company had $600,000 of debt and $19.2 million of stockholders’ equity.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

STRATEGIC DIAGNOSTICS INC.
Date: May 16, 2011	/s/ Francis M. DiNuzzo
Francis M. DiNuzzo President, Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2011	/s/ Kevin J. Bratton
Kevin J. Bratton Vice President – Finance and Chief Financial Officer (Principal Financial and Accounting Officer)