Form 10-Q
period 2011-06-30
STRATEGIC DIAGNOSTICS INC/DE/
filed 2011-08-12
CIK 911649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Yes: ☐          No: ☒

As of August 8, 2011, there were 20,590,960 outstanding shares of the Registrant’s common stock, par value $.01 per share.

STRATEGIC DIAGNOSTICS INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current Assets :
Cash and cash equivalents	$7,534	$8,056
Restricted cash	500	700
Receivables, net	4,564	4,376
Inventories	3,297	3,333
Other current assets	1,215	561
Total current assets	17,110	17,026

Property and equipment, net	3,977	4,087
Other assets	7	45
Deferred tax asset	37	37
Intangible assets, net	1,264	1,321
Total assets	$22,395	$22,516

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities :
Current portion of long-term debt	$400	$400
Accounts payable	567	491
Accrued expenses	2,499	1,597
Deferred revenue	103	24
Total current liabilities	3,569	2,512

Long-term debt	100	300

Stockholders' Equity:
Preferred stock, $.01 par value, 20,920,648 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.01 par value, 50,000,000 and 35,000,000 shares authorized, at June 30, 2011 and December 31, 2010, respectively
20,995,281 and 20,916,433 issued
at June 30, 2011 and December 31, 2010, respectively	210	209
Additional paid-in capital	41,871	41,551
Treasury stock, 406,627 common shares at cost
at June 30, 2011 and December 31, 2010	(555)	(555)
Accumulated deficit	(22,554)	(21,239)
Cumulative translation adjustments	(246)	(262)
Total stockholders' equity	18,726	19,704
Total liabilities and stockholders' equity	$22,395	$22,516

The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Revenue	$7,070	$6,796	$14,547	$13,487

Cost of sales	2,959	2,764	6,273	5,519

Gross profit	4,111	4,032	8,274	7,968

OPERATING EXPENSES:
Research and development	842	764	1,705	1,440
Selling, general and administrative	3,911	3,469	7,865	7,184
Gain on disposal of assets	-	-	-	(8)
Total operating expenses	4,753	4,233	9,570	8,616

Operating loss	(642)	(201)	(1,296)	(648)

Interest expense, net	(8)	(14)	(17)	(26)

Loss before taxes	(650)	(215)	(1,313)	(674)

Income tax expense	7	-	2	-

Net loss	(657)	(215)	(1,315)	(674)

Basic loss per share	$(0.03)	$(0.01)	$(0.06)	$(0.03)

Shares used in computing basic
loss per share	20,418,363	20,229,963	20,401,055	20,209,158

Diluted loss per share	$(0.03)	$(0.01)	$(0.06)	$(0.03)

Shares used in computing diluted
loss per share	20,418,363	20,229,963	20,401,055	20,209,158

The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months
	Ended June 30,
	2011	2010

Cash Flows from Operating Activities :
Net loss	$(1,315)	$(674)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities :
Depreciation and amortization	613	578
Share-based compensation expense	250	254
Gain on disposal of fixed assets	-	(8)
(Increase) decrease in :
Receivables	(188)	(257)
Inventories	36	56
Other current assets	(654)	(210)
Other assets	37	(69)
Increase (decrease) in :
Accounts payable	76	(122)
Accrued expenses	902	590
Deferred revenue	79	(73)
Net cash provided by (used in) operating activities	(164)	65

Cash Flows from Investing Activities :
Purchase of property and equipment	(445)	(205)
Proceeds from sale of assets	-	10

Net cash used in investing activities	(445)	(195)

Cash Flows from Financing Activities :
Proceeds from employee stock purchase plan	7	16
Proceeds from stock option exercises	64	64
Restricted cash requirement	200	-
Repayments on financing obligations	(200)	(200)

Net cash provided by (used in) financing activities	71	(120)

Effect of exchange rate changes on cash	16	(37)

Net decrease in cash and cash equivalents	(522)	(287)

Cash and cash equivalents, beginning of period	8,056	7,937

Cash and cash equivalents, end of period	$7,534	$7,650

Supplemental Cash Flow Disclosure :

Cash paid for taxes, net of tax refunds	23	(112)

Cash paid for interest	28	40

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

SDIX is a customer-centric organization. Our goal is to consistently deliver increased value to our customers through products and services that facilitate business results, reduce costs and help manage risk. SDIX sales professionals focus, among other things, on delivering a quantifiable “return on investment” to their customers, by reducing time and total costs associated with applications for which the Company’s products are used. In addition, the Company believes its tests and immuno-solutions provide high levels of accuracy and reliability, delivering more actionable results to the customer compared to alternative products.

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

Revenue Recognition

Revenue composed of sales of immunoassay-based test kits and certain antibodies and immunochemical reagents are recognized upon the shipment of the product and transfer of title, or when related services are provided. Revenue associated with such products or services are recognized when persuasive evidence of an order exists, shipment of product has occurred or services have been provided, the price is fixed and determinable and collectability is reasonably assured. Management is required to make judgments based on actual experience about whether or not collectability is reasonably assured.

The Company enters into contracts related to the production of custom antibodies, which provide for the performance of defined tasks for a fixed price, with delivery of the product upon completion of production. The standard time to complete a project is typically longer than 30 days but less than 12 months, and effort is expended over the life of the project. Revenue related to sales of custom antibody projects are recognized when a project’s specifications have been met and the related materials have been shipped.

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

Comprehensive Loss

Comprehensive loss consists of the following for each period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net loss	$(657)	$(215)	$(1,315)	$(674)

Currency translation adjustment	(3)	(4)	16	(37)

Total comprehensive loss	$(660)	$(219)	$(1,299)	$(711)

2.           BASIC AND DILUTED LOSS PER SHARE

Basic loss per share (EPS) is computed by dividing net loss available for common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS, except that the dilutive effect of converting or exercising all potentially dilutive securities is also included in the denominator. The Company’s calculation of diluted EPS includes the dilutive effect of stock options and restricted stock units. Basic loss per share excludes potentially dilutive securities.  For the three month periods ended June 30, 2011 and 2010, conversion of stock options and unvested restricted shares totaling 401,872 and 336,332, common share equivalents, respectively, and for the six months ended June 30, 2011 and 2010, stock options and unvested restricted shares totaling 406,535 and 405,897, common share equivalents, respectively, were excluded from the calculation of diluted loss per share because they were anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Weighted average common shares outstanding	20,418,363	20,229,963	20,401,055	20,209,158

Shares used in computing basic loss per share	20,418,363	20,229,963	20,401,055	20,209,158

Dilutive effect of stock options and
unvested restricted stock units	-	-	-	-

Shares used in computing diluted loss per share	20,418,363	20,229,963	20,401,055	20,209,158

3.	SHARE-BASED COMPENSATION

Under various plans, executives, key employees and outside directors receive awards of options to purchase common stock. The Company has a stock option plan (the “2000 Plan”) which authorizes the granting of incentive and nonqualified stock options and restricted stock units. Incentive stock options are granted at not less than 100% of fair market value at the date of grant (110% for stockholders owning more than 10% of the Company’s common stock). Nonqualified stock options are granted at not less than 85% of fair market value at the date of grant. A maximum of 8,000,000 shares of common stock are issuable under the 2000 Plan. Certain additional options have been granted outside the 2000 Plan. These options generally follow the provisions of the 2000 Plan.  The Company issues new shares to satisfy option exercises and the vesting of restricted stock awards.

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

Share-based compensation expense recorded in the three and six month periods ended June 30, 2011 and 2010 is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Stock options	$97	$72	$187	$156
Employee stock purchase plan	1	1	2	7
Restricted stock awards	23	46	61	91

Total share-based compensation expense	$121	$119	$250	$254

Share-based compensation expense is a component of selling, general and administrative expense, and is recorded as a non-cash expense in the operating activities section of the Company’s consolidated statements of cash flows.

Proceeds received from the exercise of stock options in the six month periods ended June 30, 2011 and 2010 were $64 each period.  Proceeds received from employee payments into the ESPP in the six month periods ended June 30, 2011 and 2010 were $7 and $16, respectively.  These amounts are recorded in the cash flows from financing activities section of the Company’s consolidated statements of cash flows.

Information with respect to the activity of outstanding stock options granted under the 2000 Plan and options granted separately from the 2000 Plan for the six months ended June 30, 2011 is summarized as follows:

					Weighted	Aggregate
	Number				Average Remaining	Instrinsic
	of Shares	Price Range			Contractual term	Value

Balance, January 1, 2011	2,158,906	$1.10	-	$5.17

Granted	750,400	$1.85	-	$2.25
Exercised	(40,000)	$1.50	-	$2.09
Cancelled / Forfeited	(200,000)	$1.10	-	$4.00

Balance, June 30, 2011	2,669,306	$1.49	-	$5.17	7.2 years	$418

Vested and excercisable at
June 30, 2011	1,216,271	$1.49	-	$5.17	5.1 years	$181

Expected to vest as of
June 30, 2011	2,536,151	$1.49	-	$5.17	7.1 years	$395

During the six month period ended June 30, 2011, there were 750,400 options granted with a weighted average grant date fair value, based on a Black-Scholes option pricing model, of $1.08 per share.  The assumptions used in the Black-Scholes model are as follows: dividend yield 0%, expected volatility 50.05%, risk-free interest rate 2.39% and expected life of 6.06 years.  The Company uses the Simplified Method for determining the expected life of options granted which is computed using the sum of the average vesting period and the contractual life of the option and dividing by two, for all periods presented.

The following table provides additional information about the Company’s stock options outstanding and exercisable at June 30, 2011:

			Options Outstanding			Options Exercisable
				Weighted Average			Wtd. Average
Range of			Number of	Remaining	Exercise	Number of	Exercise
Exercise Prices			Shares	Contractual Life	Price	Shares	Price

$1.49	-	$2.51	1,933,052	8.5 Years	$1.88	480,017	$1.67
$3.05	-	$3.57	206,400	2.1 Years	$3.32	206,400	$3.32
$3.69	-	$5.17	529,854	4.3 Years	$4.17	529,854	$4.17
$1.49	-	$5.17	2,669,306	7.2 Years	$2.45	1,216,271	$3.04

A summary of the status of the Company’s unvested restricted stock as of December 31, 2010 and changes during the six month period ended June 30, 2011 is presented below.

		Weighted Average
		Grant Date	Aggregate
	Shares	Fair Value	Intrinsic Value

Non-vested RSA's at January 1, 2011	135,750	$1.95
Granted	42,500	$2.17
Vested	(44,500)	$2.34
Cancelled / forfeited	(7,500)	$1.49

Non-vested RSA's at June 30, 2011	126,250	$1.91	$254

Expected to vest at June 30, 2011	116,250	$1.91	$234

Restricted stock granted is generally scheduled to vest over periods of two to four years. The cost of the grant is charged to operations over the vesting period.  At June 30, 2011, the weighted average remaining term of non-vested restricted stock was 2.4 years.

The Company also issued 315,000 performance-based Restricted Stock Units (“RSU’s”) during the six months ended June 30, 2011.  The fair value of an RSU is equal to the market value of a share of stock on the date of grant.  The performance-based RSUs vest based upon the achievement of certain revenue targets.  50% of the RSUs vest upon the achievement of certain revenue growth targets during any 12-month period prior to December 31, 2012, and any remaining unvested RSUs vest upon the achievement of certain revenue growth targets during any 12-month period prior to December 31, 2014.  Unless forfeited, the performance-based RSUs will be paid out in the form of stock, if the Company meets the performance targets.  If the designated performance targets are not met during any 12-month period prior to December 31, 2014, no payout will be made.

4.           INVENTORIES

The Company’s inventories are valued at the lower of cost or market. For inventories that consist primarily of test kit components, bulk serum and antibody products, cost is determined using the first in, first out method. For inventories that consist of costs associated with the production of custom antibodies, cost is determined using the specific identification method. At June 30, 2011 and December 31, 2010, inventories consisted of the following:

	June 30,	December 31,
	2011	2010

Raw materials	$721	$794
Work in progress	975	1,214
Finished goods	1,601	1,325
Inventories	$3,297	$3,333

5.           INTANGIBLE ASSETS

  At June 30, 2011 and December 31, 2010, intangible assets consisted of the following:

	June 30,	December 31,
	2011	2010	Lives
Intangible assets	2,614	2,614	2-20
Accumulated amortization	(1,350)	(1,293)
Net intangible assets	$1,264	$1,321

6.           DEBT

  On May 5, 2000, the Company entered into a financing agreement with a commercial bank which was amended on August 12, 2009 (as amended, the “Credit Agreement”).

  On August 21, 2007, the Company received a term loan under the Credit Agreement to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $2,000 in financing, $500 of which was outstanding at June 30, 2011, and is repayable over five years, with principal payments that began on October 1, 2007. The loan bears a fixed interest rate of 5.96% with equal amortization of principal payments plus interest.

  This indebtedness is secured by $500 in restricted cash as required by the Credit Agreement.

7.           INCOME TAXES

  The Company evaluates its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required.  The Company had a full valuation allowance offsetting its U.S. federal and state net deferred tax assets which primarily represent net operating loss carryforwards (“NOLs”) at December 31, 2010.  During the six month period ended June 30, 2011, the Company’s management concluded that the full valuation allowance for U.S. federal and state net deferred tax assets is appropriate as the facts and circumstances during the first six months of 2011 did not change management’s conclusion that a full valuation allowance is necessary.

  The Company is subject to U.S. federal and UK income tax, as well as income taxes of multiple state jurisdictions.   The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  At June 30, 2011, the Company had no interest or penalties accrued related to uncertain tax positions due to the available NOLs.

              As of January 1, 2011, the Company provided a liability for approximately $540 of unrecognized tax benefits, which if recognized in a period where there was not a full valuation allowance would affect the effective tax rate.  For the six months ended June 30, 2011, unrecognized tax benefits increased by $12 to $552, which if recognized in a period where there was not a full valuation allowance would affect the effective tax rate.

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

    The Company believes that by applying its core competency of creating custom antibodies to assay development, it produces sophisticated diagnostic testing and reagent systems that are responsive to customer diagnostic and information needs. Customers benefit from a quantifiable “return on investment” by reducing labor and/or material costs associated with applications for which the Company’s products are used. In addition, the Company believes its tests provide high levels of accuracy, reliability and actionability of essential test results as compared to alternative products. The Company is focused on sustaining this competitive advantage by leveraging its expertise in immunology, proteomics, bio-luminescence and other bio-reactive technologies to continue its successful customer-focused research and development efforts. The Company believes that an established product base, quality manufacturing expertise, experienced sales and marketing organization, established network of distributors, corporate partner relationships and proven research and development expertise will be critical elements of its potential future success.

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

The Company continues to develop multiple channels to market worldwide through an approach that includes direct sales, inside sales, distributors and agents. The Company increased distribution for its food pathogen products in Europe and Asia where there is growing demand for the Company’s product line.

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

Results of Operations

    Three Months Ended June 30, 2011 versus Three Months Ended June 30, 2010

    Revenue for the three months ended June 30, 2011 increased 4% to $7.1 million, compared to $6.8 million for the same period in 2010. The increase in revenue in the second quarter of 2011 was primarily the result of a 13% increase in sales of Life Science products and services, partially offset by a 4% decrease in the sale of Kit products.

	Three Months Ended
	June 30,		Increase	Percent
	2011	2010	(Decrease)	Change
	(in thousands, except percentages)
Life Sciences	$4,153	$3,673	$480	13%
Kit Products	2,917	3,048	(131)	(4)%
Contract Revenue	-	75	(75)	(100)%
Revenues	$7,070	$6,796	$274	4%

Life Science Products and Services

    Life Science revenue increased 13% to $4.2 million for the second quarter of 2011, compared to $3.7 million for the same period in 2010.  This increase was primarily the result of increased sales to the Company’s biopharma and in-vitro diagnostic customers.  This change reflects the continued refocusing of the Company’s sales efforts and capabilities on in-vitro diagnostics and biopharma customers.

Kit Products

Kit product revenue decreased 4% to $2.9 million for the second quarter of 2011 as compared to $3.0 million for the same period of 2010.  Sales of food pathogen products increased 26% to $1.6 million for the second quarter of 2011 from $1.3 million for the same period in 2010.  This increase was primarily the result of increased sales of two major pathogen tests (E. Coli and Salmonella) used primarily in the beef and poultry industries.  Offsetting this increase, water and environmental products revenue decreased 20%, to $1.0 million, in the second quarter of 2011 as compared to the same period of 2010, primarily attributable to decreased sales of PCB soil testing kits and water testing equipment.  Ag-GMO product sales decreased 43%, to $0.3 million, in the second quarter of2011 as compared to the same period of 2010.  This decrease was primarily attributable to uneven demand from its exclusive US distributor, Romer Labs, due to the timing of restocking orders.

Gross profit

Gross profit for the second quarter of 2011 was $4.1 million compared to $4.0 million for the same period in 2010. Gross margins were 58% and 59% for the second quarters of 2011 and 2010, respectively.  The decrease in gross margin was primarily attributable to the higher percentage of Life Science revenues to total revenues, which have a lower gross margin than the Kit products.

Research and development

Research and development expenses were $842,000, or 12% of revenue for the second quarter of 2011, compared to $764,000, or 11% of revenue for the same period in 2010.  This increase was primarily the result of increased personnel costs and lab supplies on research relating to Life Science and Food Safety products and technologies.  The Company expects additional investment in research and development expenses during the second half of 2011.

Selling, general and administrative

Selling, general and administrative expenses were $3.9 million for the second quarter of 2011 and $3.5 million for the same period in 2010.  The increase in selling, general and administrative expenses is attributable to increased personnel and marketing costs in the Company’s core focus areas of Life Science and Food Safety.

Interest expense, net

The Company had net interest expense of $8,000 for the second quarter of 2011 compared to net interest expense of $14,000 for the same period in 2010. The decrease was primarily due to lower levels of debt in the 2011 period.

Income taxes

The Company recorded an income tax expense of $7,000 for the second quarter of 2011 compared to no income tax provision for the same period in 2010.  The Company has full valuation allowances placed against U.S. federal and state deferred tax assets.

Net loss

Net loss was $657,000, or $0.03 per diluted share, for the second quarter of 2011, compared to a net loss of $215,000, or $0.01 per diluted share, for the same period in 2010. Diluted shares utilized were 20.4 million and 20.2 million for the 2011 and 2010 periods, respectively.

Six Months Ended June 30, 2011 versus Six Months Ended June 30, 2010

Revenues for the six months ended June 30, 2011 increased 8% to $14.5 million, compared to $13.5 million for the same period in 2010. The increase in revenues in the first six months of 2011 was primarily the result of a 16% increase in sales of Life Science products and services, partially offset by a 1% decrease in the sale of Kit products.

	Six Months Ended
	June 30,		Increase	Percent
	2011	2010	(Decrease)	Change
	(in thousands, except percentages)
Life Sciences	$8,651	$7,460	$1,191	16%
Kit Products	5,896	5,952	(56)	(1)%
Contract Revenue	-	75	(75)	(100)%
Revenues	$14,547	$13,487	$1,060	8%

Life Science Products and Services

 Life Science revenue increased 16% to $8.7 million for the six month period ended June 30, 2011, compared to $7.5 million for the same period in 2010.  This increase was primarily the result of increased sales to the Company’s biopharma and in-vitro diagnostic customers, partially offset by a decrease in sales to the Company’s academia/government customers.  This change reflects the continued refocusing of the Company’s sales efforts and capabilities on in-vitro diagnostics and biopharma customers.

Kit Products

Kit product revenue decreased 1% to $5.9 million for the six months ended June 30, 2011 as compared to $6.0 million for the same period of 2010.  Sales of food pathogen products increased 27% to $3.4 million for the six months ended June 30, 2011 from $2.7 million for the six months ended June 30, 2010.  This increase was primarily the result of increased sales of two major pathogen tests (E. Coli and Salmonella) used primarily in the beef and poultry industries.  Offsetting this increase, water and environmental products revenue decreased 11%, to $1.9 million, in the six month period ended June 30, 2011 as compared to the same period of 2010. This decrease was primarily attributable to decreased sales of tests for PCB’s in soil and pesticides in water.  Ag-GMO product sales decreased 50%, to $0.6 million, in the first six months of 2011 as compared to the same period of 2010.  This decrease was primarily attributable to lower sales of seed testing products in Brazil plus uneven demand from its exclusive US distributor, Romer Labs, due to the timing of restocking orders.

Gross profit

Gross profit for the six months ended June 30, 2011 was $8.3 million compared to $8.0 million for the same period in 2010. Gross margins were 57% and 59% for the six month periods ended June 30, 2011 and 2010, respectively.  The decrease in gross margin was primarily attributable to the higher percentage of Life Science revenues to total revenues, which have a lower gross margin than the Kit products.

Research and development

Research and development expenses were $1.7 million, or 12% of revenue for the six month period ended June 30, 2011, compared to $1.4 million, or 11% of revenue for the six month period ended June 30, 2010.  This increase was primarily the result of increased personnel costs and lab supplies on research relating to Life Science and Food Safety products and technologies.  The Company expects additional investment in research and development expenses during the second half of 2011.

Selling, general and administrative

Selling, general and administrative expenses were $7.9 million for the six month period ended June 30, 2011 and $7.2 million for the six month period ended June 30, 2010.  This increase was primarily the result of increased personnel costs in its core focus areas of Life Science and Food Safety.

Interest expense, net

The Company had net interest expense of $17,000 for the six month period ended June 30, 2011 compared to net interest expense of $26,000 for the six month period ended June 30, 2010. The decrease was primarily due to lower levels of debt in the 2011 period.

Income taxes

The Company recorded an income tax expense of $2,000 for the six month period ended June 30, 2011 compared to no income tax provision for the six month period ended June 30, 2010.  The Company has full valuation allowances placed against U.S. federal and state deferred tax assets.

Net loss

Net loss was $1.3 million, or $0.06 per diluted share, for the six month period ended June 30, 2011, compared to net loss of $674,000, or $0.03 per diluted share, for the same period in 2010. Diluted shares utilized were 20.4 million and 20.2 million for the 2011 and 2010 periods, respectively.

Liquidity and Capital Resources

The net cash used in operating activities was $164,000 for the first six months of 2011 compared to $65,000 provided by operating activities for the first six months of 2010.  The net cash used in operating activities for the 2011 period was primarily the result of the net loss recorded and increases in other current assets, partially offset by increases in accrued expenses.  The net cash provided by operating activities for the 2010 period was primarily the result of an increase in accrued expenses, partially offset by increases in accounts receivable and other current assets.

Net cash used in investing activities of $445,000 for the first six months of 2011 related to the capital expenditures for the period. This compares to net cash used in investing activities of $195,000 for the first six months of 2010. The capital expenditures for the 2011 period were primarily related to purchases of computer and electronic equipment and leasehold improvements.  The leasehold improvements were made to expand the Company’s monoclonal antibody production capabilities.  The capital expenditures for the 2010 period were primarily related to purchases of computer and electronic equipment.

Net cash provided by financing activities of $71,000 for the first six months of 2011 was primarily attributable to proceeds received for stock option exercises.  Net cash used in financing activities of $120,000 for the first six months of 2010 was primarily the result of scheduled debt repayments.

The Company’s working capital (current assets less current liabilities) was $13.5 million at June 30, 2011 compared to $14.5 million at December 31, 2010.

On May 5, 2000, the Company entered into a financing agreement with a commercial bank which was amended on August 12, 2009 (as amended, the “Credit Agreement”).

On August 21, 2007, the Company received a term loan under the Credit Agreement to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $2 million in financing, $500,000 of which was outstanding at June 30, 2011, and is repayable over five years, with principal payments that began on October 1, 2007. The loan bears a fixed interest rate of 5.96% with equal amortization of principal payments plus interest.

This indebtedness is secured by $500,000 in restricted cash as required by the Credit Agreement.

For the six months ended June 30, 2011, the Company satisfied all of its cash requirements from cash available and on-hand.  At June 30, 2011, the Company had $500,000 of debt and $18.7 million of stockholders’ equity.

The Company expects capital expenditures to increase during the second half of 2011 due to renovations of the company’s leased facilities in Newark, Delaware.

Based upon its cash and cash equivalents on hand, credit facilities, current product sales and the anticipated sales of new products, the Company believes it has, or has access to, sufficient resources to meet its operating requirements through at least the next 12 months. The Company’s ability to meet its long-term capital needs will depend on a number of factors, including compliance with any future new loan covenants, the success of its current and future products, the focus and direction of its research and development programs, competitive and technological advances, future relationships with corporate partners, government regulation, the Company’s marketing and distribution strategy, its successful sale of additional common stock and/or the Company successfully locating and obtaining other financing, and the success of the Company’s plan to make future acquisitions. Accordingly, no assurance can be given that the Company will be able to meet the future liquidity requirements that may arise from these inherent and similar uncertainties.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting

PART II – OTHER INFORMATION

Item 6. Exhibits

18A

3.1	Amendment to Strategic Diagnostics Inc.’s Fourth Amended and Restated Certificate of Incorporation.

10.1	Amendment to Strategic Diagnostics Inc.’s 2000 Stock Incentive Plan.

31.1	Certifications of the Chief Executive Officer of Strategic Diagnostics Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certifications of the Chief Financial Officer of Strategic Diagnostics Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer of Strategic Diagnostics Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Strategic Diagnostics Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC DIAGNOSTICS INC.
Date: August 12, 2011	/s/ Francis M. DiNuzzo
Francis M. DiNuzzo President, Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2011	/s/ Kevin J. Bratton
Kevin J. Bratton Vice President – Finance and Chief Financial Officer (Principal Financial and Accounting Officer)