Form 10-Q
period 2011-09-30
STRATEGIC DIAGNOSTICS INC/DE/
filed 2011-11-14
CIK 911649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

    As of November 7, 2011, there were 20,594,333 outstanding shares of the Registrant’s common stock, par value $.01 per share.

STRATEGIC DIAGNOSTICS INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current Assets :
Cash and cash equivalents	$7,035	$8,056
Restricted cash	400	700
Receivables, net	4,436	4,376
Inventories	3,376	3,333
Other current assets	940	561
Total current assets	16,187	17,026

Property and equipment, net	3,886	4,087
Other assets	6	45
Deferred tax asset	36	37
Intangible assets, net	1,235	1,321
Total assets	$21,350	$22,516

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities :
Current portion of long-term debt	$400	$400
Accounts payable	449	491
Accrued expenses	2,270	1,597
Deferred revenue	87	24
Total current liabilities	3,206	2,512

Long-term debt	-	300

Stockholders' Equity:
Preferred stock, $.01 par value, 20,920,648 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.01 par value, 50,000,000 and 35,000,000 shares authorized, at September 30, 2011 and December 31, 2010, respectively
20,997,587 and 20,916,433 issued
at September 30, 2011 and December 31, 2010, respectively	210	209
Additional paid-in capital	42,000	41,551
Treasury stock, 406,627 common shares at cost
at September 30, 2011 and December 31, 2010	(555)	(555)
Accumulated deficit	(23,248)	(21,239)
Cumulative translation adjustments	(263)	(262)
Total stockholders' equity	18,144	19,704
Total liabilities and stockholders' equity	$21,350	$22,516

The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

Revenues	$6,915	$7,473	$21,462	$20,960

Cost of sales	2,864	3,015	9,137	8,534

Gross profit	4,051	4,458	12,325	12,426

OPERATING EXPENSES:
Research and development	1,056	767	2,761	2,207
Selling, general and administrative	3,652	3,711	11,517	10,895
Gain on disposal of assets	-	-	-	(8)
Total operating expenses	4,708	4,478	14,278	13,094

Operating loss	(657)	(20)	(1,953)	(668)

Interest expense, net	(10)	(9)	(27)	(35)

Loss before taxes	(667)	(29)	(1,980)	(703)

Income tax expense	27	-	29	-

Net loss	(694)	(29)	(2,009)	(703)

Basic loss per share	$(0.03)	$(0.00)	$(0.10)	$(0.03)

Shares used in computing basic
loss per share	20,467,245	20,289,602	20,423,521	20,236,462

Diluted loss per share	$(0.03)	$(0.00)	$(0.10)	$(0.03)

Shares used in computing diluted
loss per share	20,467,245	20,289,602	20,423,521	20,236,462

 The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months
	Ended September 30,
	2011	2010

Cash Flows from Operating Activities :
Net loss	$(2,009)	$(703)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities :
Depreciation and amortization	928	875
Share-based compensation expense	376	375
Deferred income tax provision	1	-
Gain on disposal of fixed assets	-	(8)
(Increase) decrease in :
Receivables	(60)	(525)
Inventories	(43)	142
Other current assets	(379)	(44)
Other assets	36	(48)
Increase (decrease) in :
Accounts payable	(42)	(56)
Accrued expenses	673	784
Deferred revenue	63	(66)
Net cash provided by (used in) operating activities	(456)	726

Cash Flows from Investing Activities :
Purchase of property and equipment	(641)	(460)
Proceeds from sale of assets	-	10
Net cash used in investing activities	(641)	(450)

Cash Flows from Financing Activities :
Proceeds from employee stock purchase plan	13	19
Proceeds from stock option exercises	64	64
Restricted cash requirement	300	450
Repayments on financing obligations	(300)	(300)
Net cash provided by financing activities	77	233

Effect of exchange rate changes on cash	(1)	(8)

Net increase (decrease) in Cash and Cash Equivalents	(1,021)	501

Cash and Cash Equivalents, Beginning of Period	8,056	7,937

Cash and Cash Equivalents, End of Period	$7,035	$8,438

Supplemental Cash Flow Disclosure :

Cash paid for taxes, net of tax refunds	32	(107)

Cash paid for interest	39	56

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

Comprehensive Loss

Comprehensive loss consists of the following for each period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net loss	$(694)	$(29)	$(2,009)	$(703)

Currency translation adjustment	(17)	29	(1)	(8)

Total comprehensive loss	$(711)	$-	$(2,010)	$(711)

2.	BASIC AND DILUTED LOSS PER SHARE

    Basic loss per share (EPS) is computed by dividing net loss available for common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS, except that the dilutive effect of converting or exercising all potentially dilutive securities is also included in the denominator. The Company’s calculation of diluted EPS includes the dilutive effect of stock options and restricted stock units. Basic loss per share excludes potentially dilutive securities.  For the three months  ended September 30, 2011 and 2010, conversion of stock options and unvested restricted shares totaling 316,752 and 325,374 common share equivalents, respectively, and for the nine months ended September 30, 2011 and 2010, stock options and unvested restricted shares totaling 371,466 and 527,140 common share equivalents, respectively, were excluded from the calculation of diluted loss per share because they were anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Weighted average common shares outstanding	20,467,245	20,289,602	20,423,521	20,236,462

Shares used in computing basic loss per share	20,467,245	20,289,602	20,423,521	20,236,462

Dilutive effect of stock options and
unvested restricted stock units	-	-	-	-

Shares used in computing diluted loss per share	20,467,245	20,289,602	20,423,521	20,236,462

3.	SHARE-BASED COMPENSATION

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

Share-based compensation expense recorded in the three and nine month periods ended September 30, 2011 and 2010 is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Stock options	$98	$78	$285	$234
Employee stock purchase plan	-	-	2	7
Restricted stock awards	28	43	89	134

Total share-based compensation expense	$126	$121	$376	$375

    Share-based compensation expense is a component of selling, general and administrative expense, cost of sales and research and development expense and is recorded as a non-cash expense in the operating activities section of the Company’s consolidated statements of cash flows.

    Proceeds received from the exercise of stock options in the nine month periods ended September 30, 2011 and 2010 were $64 each period.  Proceeds received from employee payments into the ESPP in the nine month periods ended September 30, 2011 and 2010 were $13 and $19, respectively.  These amounts are recorded in the cash flows from financing activities section of the Company’s consolidated statements of cash flows.

    Information with respect to the activity of outstanding stock options granted under the 2000 Plan and options granted separately from the 2000 Plan for the nine months ended September 30, 2011 is summarized as follows:

					Weighted	Aggregate
	Number				Average Remaining	Instrinsic
	of Shares	Price Range			Contractual term	Value

Balance, January 1, 2011	2,158,906	$1.10	-	$5.17

Granted	760,400	$1.85	-	$2.25
Exercised	(40,000)	$1.50	-	$2.09
Cancelled / Forfeited	(323,500)	$1.10	-	$4.55

Balance, September 30, 2011	2,555,806	$1.49	-	$5.17	7.1 years	$167

Vested and excercisable at
September 30, 2011	1,154,271	$1.49	-	$5.17	5.3 years	$79

Expected to vest as of
September 30, 2011	2,427,801	$1.49	-	$5.17	7.0 years	$158

    During the nine month period ended September 30, 2011, there were 760,400 options granted with a weighted average grant date fair value, based on a Black-Scholes option pricing model, of $1.07 per share.  The assumptions used in the Black-Scholes model are as follows: dividend yield 0%, expected volatility 50.04%, risk-free interest rate 2.37% and expected life of 6.07 years.  The Company uses the Simplified Method for determining the expected life of options granted which is computed using the sum of the average vesting period and the contractual life of the option and dividing by two, for all periods presented.

The following table provides additional information about the Company’s stock options outstanding and exercisable at September 30, 2011:

			Options Outstanding				Options Exercisable
				Weighted Average				Wtd. Average
Range of			Number of	Remaining		Exercise	Number of	Exercise
Exercise Prices			Shares	Contractual Life		Price	Shares	Price

$1.49	-	$2.51	1,904,302	8.2	Years	$1.88	502,767	$1.68
$3.05	-	$3.57	206,400	1.9	Years	$3.32	206,400	$3.32
$3.69	-	$5.17	445,104	4.9	Years	$4.18	445,104	$4.18
$1.49	-	$5.17	2,555,806	7.1	Years	$2.40	1,154,271	$2.93

    A summary of the status of the Company’s unvested restricted stock as of December 31, 2010 and changes during the nine months  ended September 30, 2011 is presented below.

		Weighted Average
		Grant Date	Aggregate
	Shares	Fair Value	Intrinsic Value

Non-vested RSA's at January 1, 2011	135,750	$1.95
Granted	42,500	$2.17
Vested	(49,500)	$2.26
Cancelled / forfeited	(7,500)	$1.49

Non-vested RSA's at September 30, 2011	121,250	$1.92	$233

Expected to vest at September 30, 2011	111,750	$1.93	$215

    Restricted stock granted is generally scheduled to vest over periods of two to four years. The cost of the grant is charged to operations over the vesting period.  At September 30, 2011, the weighted average remaining term of non-vested restricted stock was 2.1 years.

    The Company also issued 315,000 performance-based Restricted Stock Units (“RSUs”) during the nine months ended September 30, 2011.  The fair value of an RSU is equal to the market value of a share of stock on the date of grant.  The performance-based RSUs vest based upon the achievement of certain revenue targets.  50% of the RSUs vest upon the achievement of certain revenue growth targets during any 12-month period prior to December 31, 2012, and any remaining unvested RSUs vest upon the achievement of certain revenue growth targets during any 12-month period prior to December 31, 2014.  No expense has been recognized for these awards as the probability of achieving the targets is currently assesses at zero.

4.	INVENTORIES

    The Company’s inventories are valued at the lower of cost or market. For inventories that consist primarily of test kit components, bulk serum and antibody products, cost is determined using the first in, first out method. For inventories that consist of costs associated with the production of custom antibodies, cost is determined using the specific identification method. At September 30, 2011 and December 31, 2010, inventories consisted of the following:

	September 30,	December 31,
	2011	2010

Raw materials	$697	$794
Work in progress	1,058	1,214
Finished goods	1,621	1,325
Inventories	$3,376	$3,333

5.	INTANGIBLE ASSETS

    At September 30, 2011 and December 31, 2010, intangible assets consisted of the following:

	September 30,	December 31,
	2011	2010	Lives
Intangible assets	2,614	2,614	2-20
Accumulated amortization	(1,379)	(1,293)
Net intangible assets	$1,235	$1,321

6.	DEBT

    On May 5, 2000, the Company entered into a financing agreement with a commercial bank which was amended on August 12, 2009 (as amended, the “Credit Agreement”).

    On August 21, 2007, the Company received a term loan under the Credit Agreement to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $2,000 in financing, $400 of which was outstanding at September 30, 2011, and is repayable over five years, with principal payments that began on October 1, 2007. The loan bears a fixed interest rate of 5.96% with equal amortization of principal payments plus interest.

    This indebtedness is secured by $400 in restricted cash as required by the Credit Agreement.

7.	INCOME TAXES

    The Company evaluates its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required.  The Company had a full valuation allowance offsetting its U.S. federal and state net deferred tax assets which primarily represent net operating loss carryforwards (“NOLs”) at December 31, 2010.  During the nine months  ended September 30, 2011, the Company’s management concluded that the full valuation allowance for U.S. federal and state net deferred tax assets is appropriate as the facts and circumstances during the first nine months of 2011 did not change management’s conclusion that a full valuation allowance is necessary.

    The Company is subject to U.S. federal and UK income tax, as well as income taxes of multiple state jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At September 30, 2011, the Company had no interest or penalties accrued related to uncertain tax positions due to the available NOLs.

    As of January 1, 2011, the Company provided a liability for approximately $540 of unrecognized tax benefits, which if recognized in a period where there was not a full valuation allowance would affect the effective tax rate.  For the nine months ended September 30, 2011, unrecognized tax benefits increased by $10 to $550, which if recognized in a period where there was not a full valuation allowance would affect the effective tax rate.

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

    On November 10, 2011, the Company entered into an agreement to sell its water and environmental products assets to Modern Water plc. for $4.5million. The transaction is expected to close during the fourth quarter.

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

The Company believes that by applying its core competency of creating custom antibodies to assay development, it produces sophisticated diagnostic testing and reagent systems that are responsive to customer diagnostic and information needs. Customers may benefit from a quantifiable “return on investment” by reducing labor and/or material costs associated with applications for which the Company’s products are used. In addition, the Company believes its tests provide high levels of accuracy, reliability and actionability of essential test results as compared to alternative products. The Company is focused on sustaining this competitive advantage by leveraging its expertise in immunology, proteomics, bio-luminescence and other bio-reactive technologies to continue its successful customer-focused research and development efforts. The Company believes that an established product base, quality manufacturing expertise, an experienced sales and marketing organization, an established network of distributors, corporate partner relationships and proven research and development expertise will be critical elements of its potential future success.

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

    The Company expects the life science and food pathogen products to be its primary growth drivers in the future, and that the Company’s competencies and competitive positions in these two areas will continue to provide upside potential for the business.

Results of Operations

Three Months Ended September 30, 2011 versus Three Months Ended September 30, 2010

Revenue for the three months ended September 30, 2011 decreased 7% to $6.9 million, compared to $7.5 million for the same period in 2010. The decrease in revenue in the third quarter of 2011 was primarily the result of a 25% decrease in sales of Kit products and services, partially offset by a 10% increase in the sale of Life Science products and services.

	Three Months Ended
	September 30,		Increase	Percent
	2011	2010	(Decrease)	Change
	(in thousands, except percentages)
Life Sciences	$4,085	$3,718	$367	10%
Kit Products	2,830	3,755	(925)	(25)%
Revenues	$6,915	$7,473	$(558)	(7)%

Life Science Products and Services

Life Science revenue increased 10% to $4.1 million for the third quarter of 2011, compared to $3.7 million for the same period in 2010.  This increase was primarily the result of increased sales to the Company’s in-vitro diagnostic customers.  This increase reflects the continued refocusing of the Company’s sales efforts and capabilities on in-vitro diagnostics and biopharma customers.

Kit Products

    Kit product revenue decreased 25% to $2.8 million for the third quarter of 2011 as compared to $3.8 million for the same period of 2010.  Sales of food pathogen products decreased 4% to $1.5 million for the third quarter of 2011 from $1.6 million for the same period in 2010.  This decrease was primarily the result of decreased sales of E. Coli testing products used primarily in the beef industry.  Water and environmental products revenue decreased 41%, to $0.9 million, in the third quarter of 2011 as compared to the same period of 2010, primarily attributable to decreased sales of water testing equipment to China.  Ag-GMO product sales decreased 37%, to $0.4 million, in the third quarter of 2011 as compared to the same period of 2010.  This decrease was primarily attributable to initial stocking orders from the Company’s exclusive US distributor, Romer Labs, made in the 2010 three month period and not repeated in the 2011 three month period.

Gross profit

Gross profit for the third quarter of 2011 was $4.1 million compared to $4.5 million for the same period in 2010. Gross margins were 59% and 60% for the third quarters of 2011 and 2010, respectively.  The decrease in gross margin was primarily attributable to the higher percentage of Life Science revenues to total revenues, which have a lower gross margin than the Kit products.

Research and development

Research and development expenses were $1.1 million, or 15% of revenue, for the third quarter of 2011, compared to $767,000, or 10% of revenue, for the same period in 2010.  This increase was primarily the result of collaboration costs with third parties related to the development of new antibody technologies and further enhancement of the Company’s proprietary GAT process.  The Company expects to continue making investments to further develop its advanced GAT process.

Selling, general and administrative

Selling, general and administrative expenses were $3.7 million for both the third quarter in 2011 and 2010.

Interest expense, net

The Company had net interest expense of $10,000 for the third quarter of 2011 compared to net interest expense of $9,000 for the same period in 2010.

Income taxes

The Company recorded an income tax expense of $27,000 for the third quarter of 2011 compared to no income tax provision for the same period in 2010.  The Company has full valuation allowances placed against U.S. federal and state deferred tax assets.

Net loss

Net loss was $694,000, or $0.03 per diluted share, for the third quarter of 2011, compared to a net loss of $29,000, or $0.00 per diluted share, for the same period in 2010. Diluted shares utilized were 20.5 million and 20.3 million for the 2011 and 2010 periods, respectively.

Nine Months Ended September 30, 2011 versus Nine Months Ended September 30, 2010

Revenues for the nine months ended September 30, 2011 increased 2% to $21.5 million, compared to $21.0 million for the same period in 2010. The increase in revenues in the first nine months of 2011 was primarily the result of a 13% increase in sales of Life Science products and services, partially offset by a 10% decrease in the sale of Kit products.

	Nine Months Ended
	September 30,		Increase	Percent
	2011	2010	(Decrease)	Change
	(in thousands, except percentages)
Life Sciences	$12,736	$11,254	$1,482	13%
Kit Products	8,726	9,706	(980)	(10)%
Revenues	$21,462	$20,960	$502	2%

Life Science Products and Services

Life Science revenue increased 13% to $12.8 million for the nine month period ended September 30, 2011, compared to $11.3 million for the same period in 2010.  This increase was primarily the result of increased sales to the Company’s in-vitro diagnostic and biopharma customers, partially offset by a decrease in sales to the Company’s academia/government customers and content customers.  This increase reflects the continued refocusing of the Company’s sales efforts and capabilities on in-vitro diagnostics and biopharma customers.

Kit Products

    Kit product revenue decreased 10% to $8.7 million for the nine months ended September 30, 2011 as compared to $9.7 million for the same period of 2010.  Sales of food pathogen products increased 16% to $4.9 million for the nine months ended September 30, 2011 from $4.3 million for the nine months ended September 30, 2010.  This increase was primarily the result of increased sales of Salmonella testing products used primarily in the poultry industry, partially offset by decreased sales of E. Coli testing products used primarily in the beef industry.  These results reflect the Company’s focus and investments in its food pathogens products.  Offsetting this increase, water and environmental products revenue decreased 23%, to $2.8 million, in the nine month period ended September 30, 2011 as compared to the same period of 2010. This decrease was primarily attributable to decreased sales of tests for PCB’s in soil and water testing equipment, primarily in China.  Ag-GMO product sales decreased 45%, to $1.0 million, in the first nine months of 2011 as compared to the same period of 2010.  This decrease was primarily attributable to lower sales of seed testing products in Brazil plus uneven demand from the Company’s exclusive US distributor, Romer Labs, due to the timing of restocking orders compared to prior year direct sales to customers.

Gross profit

Gross profit for the nine months ended September 30, 2011 was $12.3 million compared to $12.4 million for the nine months ended September 30, 2010. Gross margins were 57% and 59% for the nine month periods ended September 30, 2011 and 2010, respectively.  The decrease in gross margin was primarily attributable to the higher percentage of Life Science revenues to total revenues, which have a lower gross margin than the Kit products.

Research and development

Research and development expenses were $2.8 million, or 13% of revenue, for the nine month period ended September 30, 2011, compared to $2.2 million, or 11% of revenue, for the nine month period ended September 30, 2010.  This increase was primarily the result of collaboration costs with third parties and increased personnel costs related to the development of new antibody technologies and further enhancement of the Company’s proprietary GAT process.  The Company expects to continue making investments to further develop its advanced GAT process.

Selling, general and administrative

Selling, general and administrative expenses were $11.5 million for the nine month period ended September 30, 2011 and $10.9 million for the nine month period ended September 30, 2010.  This increase was primarily the result of increased selling and marketing personnel costs in the Company’s core focus areas of Life Science and Food Safety.

Interest expense, net

The Company had net interest expense of $27,000 for the nine month period ended September 30, 2011 compared to net interest expense of $35,000 for the nine month period ended September 30, 2010. The decrease was primarily due to lower levels of debt in the 2011 period.

Income taxes

The Company recorded an income tax expense of $29,000 for the nine month period ended September 30, 2011 compared to no income tax provision for the nine month period ended September 30, 2010.  The Company has full valuation allowances placed against U.S. federal and state deferred tax assets.

Net loss

Net loss was $2.0 million, or $0.10 per diluted share, for the nine month period ended September 30, 2011, compared to net loss of $703,000, or $0.03 per diluted share, for the same period in 2010. Diluted shares utilized were 20.4 million and 20.2 million for the 2011 and 2010 periods, respectively.

Liquidity and Capital Resources

The net cash used in operating activities was $456,000 for the first nine months of 2011 compared to $726,000 provided by operating activities for the first nine months of 2010.  The net cash used in operating activities for the 2011 period was primarily the result of the net loss recorded and increases in other current assets, partially offset by increases in accrued expenses.  The net cash provided by operating activities for the 2010 period was primarily the result of an increase in accrued expenses, partially offset by increases in accounts receivable.

Net cash used in investing activities of $641,000 for the first nine months of 2011 related to the capital expenditures for the period. This compares to net cash used in investing activities of $450,000 for the first nine months of 2010. The capital expenditures for the 2011 period were primarily related to purchases of computer and electronic equipment and leasehold improvements.  The leasehold improvements were made to expand the Company’s monoclonal antibody production capabilities.  The capital expenditures for the 2010 period were primarily related to purchases of laboratory and computer and electronic equipment.

Net cash provided by financing activities of $77,000 for the first nine months of 2011 was primarily attributable to proceeds received for stock option exercises.  Net cash provided financing activities of $233,000 for the first nine months of 2010 was primarily the result of a reduced restricted cash requirement.

The Company’s working capital (current assets less current liabilities) was $13.0 million at September 30, 2011 compared to $14.5 million at December 31, 2010.

On May 5, 2000, the Company entered into a financing agreement with a commercial bank which was amended on August 12, 2009 (as amended, the “Credit Agreement”).

On August 21, 2007, the Company received a term loan under the Credit Agreement to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $2 million in financing, $400,000 of which was outstanding at September 30, 2011, and is repayable over five years, with principal payments that began on October 1, 2007. The loan bears a fixed interest rate of 5.96% with equal amortization of principal payments plus interest.

This indebtedness is secured by $400,000 in restricted cash as required by the Credit Agreement.

For the nine months ended September 30, 2011, the Company satisfied all of its cash requirements from cash available and on-hand.  At September 30, 2011, the Company had $400,000 of debt and $18.1 million of stockholders’ equity.

The Company expects capital expenditures to increase during the final quarter of 2011 due to renovations of the company’s leased facilities in Newark, Delaware.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

STRATEGIC DIAGNOSTICS INC.
Date: November 14, 2011	/s/ Francis M. DiNuzzo
Francis M. DiNuzzo President, Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2011	/s/ Kevin J. Bratton
Kevin J. Bratton Vice President – Finance and Chief Financial Officer (Principal Financial and Accounting Officer)