Form 10-K
period 2011-12-31
STRATEGIC DIAGNOSTICS INC/DE/
filed 2012-03-30
CIK 911649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
         Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was $26,046,973, calculated by using the number of shares outstanding and the closing price of the common stock on June 30, 2011 (the last business day of the Registrant’s most recently completed second fiscal quarter).

As of March 23, 2012 there were 20,609,129 shares outstanding of the Registrant’s common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed no later than April 30, 2012 with the Securities and Exchange Commission relative to the Company’s 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

PART I
ITEM 1.	BUSINESS	3
	Overview	3
	Life Sciences	3
	Life Sciences Products and Services	4
	IVD Products	4
	Kit Products	5
	Food Safety Products	5
	Agricultural Testing	6
	Sales and Marketing Strategy	7
	Competition	7
	Markets and Products	8
	Geographic and Customer Information	8
	Regulatory Approvals	8
	Manufacturing	9
	Research and Development	9
	Proprietary Technology and Patents	10
	Employees	10
	Organizational History	11
ITEM 1A.	RISK FACTORS	11
ITEM 1B.	UNRESOLVED STAFF COMMENTS	15
ITEM 2.	PROPERTIES	15
ITEM 3.	LEGAL PROCEEDINGS	15
ITEM 4.	MINE SAFETY DISCLOSURES	15

PART II		16
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	16
	Stock Performance Graph	17
ITEM 6.	SELECTED FINANCIAL DATA	18
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19
	Forward Looking Statements	19
	Overview	19
	Results of Operations	21
	Year ended December 31, 2011 versus year ended December 31, 2010	21
	Year ended December 31, 2010 versus year ended December 31, 2009	22
	Liquidity and Capital Resources	24
	Off-Balance Sheet Arrangements	25
	Contractual Obligations	25
	Critical Accounting Policies	25
	New Accounting Standards and Disclosures	27
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	28
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	28
ITEM 9A.	CONTROLS AND PROCEDURES	28
ITEM 9B.	OTHER INFORMATION	28

PART III		29
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	29
ITEM 11.	EXECUTIVE COMPENSATION	29
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	29
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	30
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	30

PART IV		31
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	31

Item 1. Business

Overview

SDIX (“SDIX,” the “Company,” “we,” “our” or “us”), is a biotechnology company with a core mission of developing, commercializing and marketing innovative, effective products and solutions, many of which are proprietary, that preserve and enhance the quality of human health and wellness. The Company serves the pharmaceutical, biotechnology, diagnostics and food safety markets.

SDIX is a customer-centric organization. Our goals are to consistently deliver increased value to our customers through products and services that facilitate business results, reduce costs and help manage risk. SDIX sales professionals focus among other things on delivering a quantifiable “return on investment” to our customers, demonstrating to them how to reduce time and total costs associated with applications for which the Company’s products are used. In addition, the Company believes its tests and solutions provide high levels of accuracy and reliability, delivering more actionable results to the customer compared to alternative products.

The Company is focused on leveraging its expertise in antibodies and immuno-technologies to successfully develop proprietary products and services that enhance the competitive advantage of our customers and drive profitable growth.

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

The Company’s Food Safety portfolio includes immunoassays and proprietary media formulations that represent advanced technology for rapid, cost-effective, easy-to-use and accurate detection of food pathogens. SDIX’s RapidChek® and SELECT ™ test kits are experiencing growing adoption for the detection of pathogens such as E. coli, Salmonella and Listeria in the production, processing, and manufacturing of food.

SDIX has been developing antibodies which have advanced our customers’ immuno-based work for 20 years. By applying its core competencies of creating proprietary, high-quality antibodies and assay development solutions, the Company has produced sophisticated testing and reagent systems that are responsive to our customers’ analytical information needs.

The Company’s business is focused in two areas, Life Sciences and Kit Products, which are described below.

Life Sciences

SDIX is a leading provider of a wide range of life sciences products and services, including custom antibodies, in-vitro diagnostic-grade antibodies, proprietary critical reagent products, associated bio-processing services, and custom assay design and development services. The Company’s products and services are sold to, and often embedded in other commercial products used by, a wide range of customers including pharmaceutical, biotechnology and diagnostic companies, and major biomedical research centers both domestically and internationally. The Company is fully integrated to deliver a wide range of services encompassing its customers’ antibody and assay needs from antigen design and antibody development through large scale production and post production bio-processing and immunoassay design and development. Customer service, innovation, and expertise are the foundation of the Company’s competitive advantage. The Company’s ISO9001:2008 accredited facilities employ sophisticated production processes that are reliable and deliver high quality to its customers, and its Newark, Delaware and Windham, Maine facilities are certified and accredited by the Association for the Assessment and Accreditation of Laboratory Animal Care (“AAALAC”), the highest standard in laboratory animal care. The Company is licensed by the U.S. Department of Agriculture for research and its work with laboratory animals.

The Company has dedicated substantial resources towards the development of its proprietary Genomic Antibody TechnologyTM (“GATTM”) program, with the intent of making this program a key element of the Company’s Life Sciences strategy for establishing and maintaining sustainable differentiation in key markets. The study of gene and protein functionality has created a growing demand for antibody reagents, yet commercially available antibodies exist to less than 10% of the human proteome. GAT™ was developed to address this growing need for high quality reagents in the Life Science industry by using bioinformatics and immunization strategies to produce high value antibody reagents and biomolecules with the intent of producing reagents against traditionally difficult cellular targets, such as highly conserved proteins, ion channels and transmembrane proteins.

Immunoassay Technology. An immunoassay is an analytical test that uses antibodies to detect the presence of a target in a complex biological sample with a high degree of sensitivity, precision and accuracy. Immunoassays play a central role in the detection and quantitation of proteins associated with disease diagnosis, prognosis and progression, and therapeutic toxicity, efficacy and outcome. Antibody quality and fit for a particular assay application are key to success. The Company’s scientific expertise with multiple immunoassay formats, coupled with a thorough understanding of the needs of markets and specific customer applications, has allowed the Company to develop a diverse array of immunoassay products.

Life Sciences Products and Services

The overall Life Sciences market is experiencing growth due to the expansion of research in the genomic era directed toward understanding the role of proteins in biology and medicine. Based on market research data from Biocompare and other sources, the global market for antibody-based reagents and tools in 2011 was approximately $2.3 billion with estimated annual growth in the range of 6-8%. Custom reagent development and production accounted for approximately $480 million with an estimated 10% annual growth rate and premade reagent products comprised approximately $1.8 billion with an estimated annual growth rate of 6%. We believe that customers in these markets regard the Company as a leading provider in the design, development and production of antibodies used to target, differentiate, quantify and profile the vast number of proteins related to human health. The Company links its historical expertise in immunotools and immunoassays with its proprietary GAT™ platform. Post-genomics drug development is a rapidly emerging sector for proteomic immunotools. Within this market, investment has largely shifted from discovery activities into more information-rich integrated development activities. Within the past two years, the Company has supplied 6 of the top 10 pharmaceutical and biopharmaceutical companies with proteomic immunotools to further their drug development programs as well as initial clinical candidates for monoclonal antibody therapeutics. The Company produces antibodies to targets and biomarkers of interest allowing customers to quickly assess the feasibility, efficacy and safety of compounds in their developmental pipelines.

 Protein biomarkers as predictive, prognostic, diagnostic, and reporters of activity throughout the drug discovery and development workflow have created increased needs for protein identification and quantitation tools. The Company sees rapid advances in the use of antibodies as tools to measure biomarkers. Research published in January 2012 in “Biomarkers Market (Discovery Technologies, Applications & Indications) – Global Trends, Opportunities & Forecasts” by marketsandmarkets.com has valued the 2011 biomarker market at over $13 billion and projects it to grow to nearly $26 billion in 2016 based on a 14.4% compound annual growth rate. Currently, high-quality biomarker assays exist for less than 500 proteins (across all species), a fraction (1-2%) of the total number of proteins encoded by the genomes of key species (e.g., human and rodent). We believe that customers in these markets view the Company as a key provider of critical antibody reagents and immunoassay design and development.

We believe that the Company’s experience in antigen design, antibody generation and immunoassay development, together with its proprietary GAT™ platform, put it in a strong position to address these needs. In total, SDIX has been selected three consecutive times through an open Request for Proposal by Science Applications International Corporation (“SAIC”) in cooperation with the National Cancer Institute to generate a library of monoclonal reagents against cancer biomarkers. These antibodies are being incorporated into a reference set of validated tools for researchers. The Company also has a portfolio of catalog antibodies made using its GAT™ platform available for sale online. Over the course of this partnership, many new customers have benefitted from these oncology-focused research reagents. In many cases, a singular product has been selected by a client to become a critical testing reagent in long term projects, precipitating the transition of a per-unit sale into a critical reagent supply agreement. These antibodies are now a resource for the Company to assess application in novel platforms, assays and multiplex applications.

IVD Products

The Company offers its services to the in-vitro diagnostic (“IVD”) market as a supplier of SDIX’s expertise in the immunoassay area and its large-scale production capabilities enable it to address IVD clients’ clinical assay needs. Products and services include: analyte specific reagents, custom manufacturing of antibodies (monoclonal and polyclonal) and calibrators, and consultation for immunoassay design.

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

IVD reagent (raw material) manufacturing continues to provide growth opportunities for the Company.   The Company’s offerings for this market are focused on two major areas: ready made antibodies and other reagents for immunoassays, and custom contract manufacturing of monoclonal and polyclonal antibodies.  The overall revenue growth for the Company’s IVD sales in 2011, as compared to 2010, was up 13%. The growth in 2011 was mainly due to the increased business from the existing customer base, an indicator of customers’ loyalty and quality service. SDIX customers include the top 5 global IVD companies, based on an industry report issued in March 2011.  Considering the consolidated nature of the immunoassay market, having these leading IVD companies as customers provides SDIX with future growth opportunities.

In contrast to the clinical immunoassay market, the antibody supplier market is characterized by many players with narrow focus. Some suppliers are focused on catalog antibodies and others are focused on monoclonal or polyclonal manufacturing services. Very few suppliers provide the complete range of products and services needed by IVD clients.  As a result, IVD companies are often forced to deal with many suppliers. Our goal for this segment is to become an integrated supplier for all, or a large portion of, our clients’ immunoassay reagent development and manufacturing needs.

SDIX’s monoclonal and polyclonal manufacturing is equipped to process large volume production runs.  We are focused on adding more products to our catalog based on market demand for reagents in widely used assays. In 2011, SDIX launched four new polyclonal antibodies - Apo B, IgA, HPT and C3 - aimed at the immunoassay market. The Company’s plan for 2012 is to launch six additional polyclonal antibodies Apo A1, LP (a), C4, IgM, IgG and CER.

We believe that highly sensitive and specific assays that can detect diseases early and accurately are the growth drivers for the immunoassay market. The Company’s innovative GATTM technology is geared towards delivering highly sensitive diagnostic antibodies, a further proof that the Company is focused on innovation that benefits clinical diagnostics.  In addition to the mainstream diagnostics market, SDIX is in a good position to offer its products and services to newer markets such as companion diagnostics, thereby potentially achieving greater growth than if the Company focused it efforts on IVD alone.

Kit Products

The Company’s detection technologies allow industrial customers to rapidly and cost-effectively identify the presence of adulterants, such as chemical toxins, biological pathogens and other contaminants, which can compromise human or environmental safety, and/or financially impact efficiencies of production processes. Many of the Company’s products are in the form of single use test devices, sample prep materials and reagents, thus creating recurring revenue opportunities. Specific industry applications include:

●	Food and Beverage Manufacturing: Systems for high efficiency testing for the identification of pathogens and toxins in food and the manufacturing environment.
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

Food Safety Products

The Company’s food safety product line includes enrichment media and rapid tests to detect food pathogens, including E. coli O157 (including H7), Listeria and Salmonella. The Company is a leading supplier of tests for targeted traits in genetically engineered plants, tests to detect Genetically Modified (GM) traits in grain, seeds, food ingredients and food fractions and tests to detect naturally occurring fungi in grains (mycotoxins).

Food Pathogen Testing

Pathogen specific testing is an increasingly important part of microbiology testing performed in the global food industry. The worldwide market for pathogen tests and media is estimated to be between $850 million and $1 billion according to independent studies and the Company’s own market research. According to several independent studies, the worldwide market for pathogen tests grew at a rate of 5 to 7% in 2011 and this growth rate is expected to continue for the next several years. Growth in pathogen testing is driven primarily by regulatory changes, customer testing trends, industry consolidation, and globalization of the world’s food supply.

Since 2001, the Company has invested in the development and market introduction of products for the detection of pathogenic microorganisms in food. In 2002, the Company introduced its first test method for the pathogen E. coli O157 (including H7). The RapidChek® E. coli O157:H7 test strips and proprietary media system have received ongoing market acceptance in the United States. In addition, the RapidChek® test for detection of E. coli O157:H7 was selected by the Food Safety Inspection Service (“FSIS”), the public health agency in the United States Department of Agriculture (“USDA”), as an approved methodology for screening of the organism in raw beef samples. RapidChek® has been included in the USDA Microbiological Laboratory Guidelines as one of only two immunoassays that are recognized for use in screening raw beef for E. coli O157 (including H7).  The RapidChek® E. coli O157:H7 test system has also received international recognition with regulatory approvals in Canada (Canadian Food Inspection Agency) and Australia (Australian Quarantine and Inspection Service). In 2009, the Company received AOAC Research Institute Performance Tested Method certification for improvements made to the RapidChek E. coli O157 test method including validation of the testing of composite 375g ground beef and beef trim sample.  In early 2011, the USDA issued draft methods for E-coli testing for six additional serovars of E-coli.  The regulation has created a change in the marketplace that has diminished the opportunities for our  RapidChek® E-coli test system resulting in lower sales of this product in 2011.  SDIX has developed a set of antibodies for the additional serovars and is exploring opportunities to commercialize these antibodies.

In June 2004, the Company launched its test for detection of Listeria. This test system received AOAC Research Institute (“AOAC”or “AOAC-RI”) approval for both food and environmental samples, in contrast to several competitive methods on the market that have AOAC approval for food samples only. As a result of new regulations enacted by the USDA in 2003, environmental samples account for approximately 80% of all Listeria testing. The Listeria test incorporates the use of a proprietary enrichment procedure that provides results in 40 hours. In addition, the proprietary enrichment system does not require a transfer step, providing significant labor savings compared to other methods on the market. In 2011, the Company introduced a 24-hour Listeria test system to detect Listeria in environmental samples.  The Company believes this test system provides additional benefits by delivering results faster than any other currently available products.  As with all pathogen systems, food companies require internal evaluations prior to adoption. In these evaluations, the Company’s Listeria test system demonstrated improvements in efficiency and productivity compared to most competitive methods on the market. The Company’s Listeria products have been adopted by a number of  large food processors.

In August 2006, the Company launched its new RapidChek® SELECT™ Salmonella test with AOAC-RI approval at the International Association of Food Protection Meeting in Calgary, Canada. This novel test is based on a patented phage technology combined with the Company’s next generation lateral flow technology. The RapidChek® SELECT ™ test was developed to meet some of the challenges faced in Salmonella testing, including high false positive and negative rates, which can be particularly prevalent in high burden samples. The Salmonella SELECT ™ media incorporates our patented bacteriophage technology reducing false positive and negative results by increasing both the specificity and sensitivity of the test system. In September 2006, the RapidChek® SELECT ™ Salmonella test was the first lateral flow test approved for the National Poultry Improvement Plan, and will provide an attractive alternative to current methods used such as labor intensive cultural methodologies. The RapidChek® SELECT™ Salmonella test was evaluated and adopted by several of the top poultry and beef processors in 2007. Customers have cited the use of SELECT ™ contributing to improved laboratory efficiencies and significant savings as compared to what they were previously using to test.  In 2010, the Company received AOAC-RI certification for the RapidChek SELECT salmonella system for environmental surface testing using a 24-hour protocol.

In July 2010, the Company launched its RapidChek SELECT Salmonella Enteritidis (SE) test system.  It is applicable to both egg and poultry industries, and is designed to help U.S. commercial egg producers comply with the recent FDA regulation that requires them to test poultry houses and eggs for SE.  The new FDA rule became effective July 9, 2010 for commercial egg producers with over 50,000 laying hens and becomes effective July 9, 2012 for egg producers with between 3,000 and 49,999 laying hens.  The new rule will affect approximately 3,300 commercial egg producers in the USA. It is estimated that 47 billion eggs are consumed annually in the U.S. and according to reports from the USDA and FDA, there are 2.3 million eggs annually contaminated with SE.  In November 2010 the RapidChek SELECT SE method received AOAC-RI Performance Tested Method certification validating the system for poultry house environmental samples, pooled egg samples and poultry carcass rinses.  In January 2011, the US FDA determined that the method was equivalent in accuracy, precision and sensitivity to the traditional testing methods for detecting SE in environmental and pooled egg samples.  In February 2011, the RapidChek® SELECT™ SE test system was granted interim National Poultry Improvement Plan (NPIP) approval by the Secretary’s Advisory Committee on Poultry Health for use in detecting the presence of Salmonella Enteritidis in poultry environments.  With these regulatory approvals and determinations, the Company believes that its test can help the approximately 3,300 egg producers comply with the new FDA regulations and reduce SE poultry house contamination levels.

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

Agricultural Testing

Genetically Modified Crops

Tests for GM traits are generally used to determine whether the sample tested contains the protein associated with the genetic modification. Seeds, grain or leaf tissue are typically tested. The tests may be employed by users desiring to ensure that seed or grain lots are either GM-free or, in other cases, that they contain a specified amount of the GM material in order to meet certain GM requirements. Among the commodities typically tested with the Company’s products are corn, soybeans, rice and cotton. The Company estimates that the worldwide demand for protein based testing of genetically modified crops is $15 million per year. To address this market, the Company entered into an exclusive, worldwide (except Brazil) distribution agreement with Romer Labs in 2010 for all its TraitChek, SeedChek and GMOChek branded test systems for detecting genetically modified crops.

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

Sales and Marketing Strategy

The Company markets and sells products in the life sciences and food safety product categories through a U.S. direct sales force, Internet presence and a network of over 40 distributors in Canada, Mexico, Latin America, Europe and Asia and through the Company’s corporate partners. The Company markets and sells products in agricultural testing exclusively through distributors. The Company also has a European office and sales operation near London, England. The Company evaluates various sales and service models that can contribute to the profitable growth of business. Identifying the most effective channels to market will allow the Company to better allocate resources to both new and existing growth opportunities.

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

The Company has invested in its sales channel through the addition of new sales representatives, new distributors and focused sales and technical training. The Company continually measures sales performance and maintains discipline in the balance between the addition of new sales resources and ongoing efforts to continually improve sales efficiency and effectiveness of existing resources.  The Company has expanded its network of quality channel partners. In 2006, the Company added its first distributor for its custom antibody offering. The Company is working to add additional channel partners for both its custom and catalog offerings nationally and internationally.

In 2007, SDIX began to add new distribution partners for its food safety products. In 2010 and 2011, the Company expanded its international distribution network for food safety pathogen products, adding and training a total of 15 independent distributors to sell the RapidChek® product line in high growth markets globally, including Southeast Asia, Europe and Latin America. The Company also took a much more aggressive role in marketing these methods. It is anticipated that the additional distributors and international expansions of promotion/sales of the products will increase revenues as they gain acceptability.  We added our first direct IVD salesperson in Europe during the second half of 2010.

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

In the Ag/GMO market, the Company competes with several small, privately held companies (Agdia, Envirologix) that market very similar, if not identical, products.

In food pathogen testing, the Company faces a broad base of competition. The worldwide market for pathogen tests is estimated to be between $850 million and $1 billion annually and as such has drawn many competitive products. The Company’s RapidChek® E. coli O157:H7, Salmonella and Listeria tests compete globally with numerous competitive rapid testing systems. Instrument-based tests are offered by bioMerieux SA, BioControl Systems, Inc. and DuPont Qualicon among others. Competitive strip based tests are offered by Neogen Corp., 3M Company, BioControl Systems, Inc. and others. In addition, traditional lab culture methods offer indirect competition. The Company hopes to gain market share from competitive methods and with new users due to key product advantages such as speed of result, ease-of-use, accuracy and by providing overall cost savings.

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

Competitors in the market as third party providers of custom, large scale antibody reagent production include Covance (public), Harlan (private), Lampire (private) and Scantibodies (private). Additionally, there are a number of smaller companies that offer competing products. In the custom research reagent market, the Company has identified approximately 50 companies offering some form of traditional antibody production from customer-provided antigens. The Company believes that its innovation, expertise, and fully integrated suite of solutions plus the scale of its operations are significant competitive advantages against both large and small competitors. In the catalog antibody space, there are over 130 companies competing for this $1.35 billion annual market.

Markets and Products

The Company sells products in the life sciences and food safety market categories through its U.S. direct sales force, a network of over 40 distributors in Canada, Mexico, Latin America, Europe and Asia and the Company’s corporate partners.  The Company markets and sells products in agricultural testing exclusively through distributors.

Geographic and Customer Information

The following table sets forth sales by geographic region:

	Year
	Ended December 31,
	2011	2010	2009

United States	$20,945	$18,964	$17,274

Rest of the world	3,248	4,595	5,035
Total	$24,193	$23,559	$22,309

The Company’s basis for identifying sales by country is the ship-to location. There were no individual countries outside of the United States that represented more than 10% of the total revenues of the Company.

No single customer accounted for 10% or more of the Company’s revenues in 2011, 2010 or 2009.

Regulatory Approvals

The Company is engaged in the development of antibody and immunoassay products for use in the medical and human healthcare fields. Its current products in this market are intended for “research use only.” The Company also manufactures tests for bacterial food pathogens, mycotoxins, and genetically engineered traits in plants, which are currently unregulated. However, agencies such as the FDA and the USDA (FSIS) are engaged in testing and, together with organizations like the AOAC, maintain compilations of official methods for use in testing in certain market segments. Some of these organizations also issue procedures and guidelines for validating new methods. Although not required, official methods adopted by these agencies sometimes have the commercial impact of regulations because the industry and the Company’s customers tend to follow the practices of regulatory agencies.

The Company maintains quality systems consistent with 21 CFR 820, Quality System Regulations, and International Organization for Standardization (“ISO”) 9001:2008 certification for all three of its facilities from an ANSI-ASQ National Accreditation Board (“ANAB”) Accredited International Registrar for ISO 9001 standards. Recognized and respected worldwide, the ISO 9001:2008 standards are put forth by the ISO organization. This certification demonstrates the Company’s commitment to excellence in product and service quality, and a continued focus on improving the customer experience.

The Company has maintained AAALAC accreditation at its Delaware facility since 1992 and at its Maine facility since 2000. The Company volunteers to participate in the AAALAC program in addition to complying with the local, state and federal laws that regulate animal research. In order to maintain these accreditations, the Company undergoes regular inspections and reviews. The Company also holds licenses and approvals from the USDA and NIH  (OLAW - Office of Laboratory Animal Welfare), further validating the stewardship of the Company in proper laboratory animal care.

Manufacturing

The Company manufactures test kits for the detection of a wide array of analytes in five immunoassay formats. The five formats are: one step lateral flow tests; coated tubes; latex particles; magnetic particles; and micro-titer plates. The Company manufactures a biological supplement that enhances the detection of certain analytes and improves overall performance of certain assay formats. In addition to test kits, the Company supplies ancillary equipment and supplies including test evaluation instruments, reagents, sample media, pipettes, balances and timers.

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

The Company also supplies a wide array of custom antibody products and services to the in-vitro diagnostic, academic, pharmaceutical and medical research industries. Antibodies are developed and produced using animals or cell culture methods. Laboratories are maintained to prepare immunogens, perform chemical conjugations, purify antibodies, and perform a range of quality control procedures. The cell culture laboratories support the development of hybridomas and manufacture of monoclonal antibodies. The cell culture laboratories also provide services to enhance the productivity of cell lines, establish Master Cell Banks, and store cell lines in secure fail-safe cryogenic systems. In 2010, the Company added antigen strategy and design capabilities along with assay screening capabilities to support antibody and assay development programs for biopharma.  Animal facilities house specific-pathogen-free animals that are tested routinely to assure they are maintained under the highest health standards. Capacity utilization in antibody production was approximately 50% during 2011, and there is additional land and zoning clearance on the 88-acre site in Windham, Maine that could be used to potentially double polyclonal operations.  The facilities will need to be upgraded during 2012 to meet changing demands of the Life Science marketplace to establish Good Manufacturing Practices (“GMP”) level production for certain of our Life Sciences customers.

Research and Development

The Company engages in substantial research and development activities (R&D) involving development of products, services and technology platforms for its two primary markets, Life Sciences and Food Safety. In the years ended December 31, 2011, 2010 and 2009, the Company incurred approximately $3.7 million,  $3.0 million and $2.5 million, respectively, in research and development expenditures.

The Company’s primary laboratory facilities located in Newark, Delaware were designed and built specifically for conducting research and development relating to antibody and immunoassay technology. These facilities include state-of-the art antibody development and large-scale production facilities. The Company has assembled a scientific staff with extensive experience in the development, production, and purification of monoclonal and polyclonal antibodies. The Company also has extensive expertise in the development and production of reagents from the antibodies it produces, as well as commercial immunoassays employing those reagents.

In 2010 and 2011, the Company continued development of its proprietary GAT™ platform, focusing on advanced methods for development of antibodies to high value targets for use by pharmaceutical and biotechnology companies. Specifically, the Company carried out an extensive research program to characterize the value of GAT™-produced antibodies as compared to conventionally produced antibodies using peptides for immunization. The resulting data demonstrate a clear advantage of GAT™ over conventional approaches that is increasingly pronounced in more difficult and demanding applications. The results of this study were published last year in the online scientific journal PloS ONE ( http://www.plosone.org/article/info%3Adoi%2F10.1371%2Fjournal.pone.0028718). In an additional area of research, the Company successfully developed a methodology to generate large and diverse panels of high-performance monoclonal antibodies against pharmaceutically important targets, namely membrane proteins, using a more sophisticated version of its GATTM platform. This positions the Company well as a competitive technology platform provider to the pharmaceutical and biotechnology industry which have a clear unmet need in the area in which the Company believes it can now offer a compelling solution.  The Company continues to monitor its  investment in the GATTM program, and expects to make decisions regarding the nature and scope of its development as events warrant.

In the food safety market, the Company completed the development of and commercially launched its new “SE Select™” product to test for Salmonella Enteritidis in the egg and poultry/broiler processing industry, responding to new FDA-mandated testing requirements for the egg-industry implemented in 2010. In 2011, the Company successfully developed and introduced into the market, after gaining AOAC RI certification, a rapid test for environmental contamination by Listeria spp. branded as “Listeria F.A.S.T.” This product represents the fastest test for this pathogen that is currently on the market.

In 2010, the Company filed one US patent application in the food safety area, and one in the life science area, where it also filed one in 2011.  The Company’s research and development personnel are experts in many advanced research disciplines in life sciences including immunology, immunochemistry, molecular biology, protein chemistry, biochemistry, microbiology and synthetic organic chemistry. In addition to the technical expertise resident within the research and development organization, the Company’s technical manufacturing organization is expert in large-scale -production, bioprocessing, purification and quality control of antibodies and reagents. The Company’s core expertise is in antibody and immunoassay development and it is a major developer and producer of monoclonal antibodies.

Research and development activities are focused on developing proprietary technology and products to differentiate the Company’s market position in Life Science and food safety markets. The Company is a recognized leader in the field of contract antibody and assay development services primarily for large pharmaceutical, biotech, diagnostic and chemical companies, and the development of rapid test kits based on immunoassay technology.  The Company’s research and development organization consists of 16 individuals, ten of whom hold advanced academic degrees. In addition, approximately one-third of the Company’s employees are involved in technical job functions.

Proprietary Technology and Patents

The Company’s products are based on the use of proprietary reagents, technology and test systems developed by Company scientists or acquired externally. Accordingly, the Company has implemented a number of procedures to safeguard the proprietary nature of its technology. The Company requires its employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting relationship with the Company and all employees are required to assign to the Company all rights to any inventions made during their employment relating to the Company’s activities. Additionally, the Company seeks to protect its technology and processes through the patent process. As of December 31, 2011, the Company holds seven issued U.S. patents. The Company assigned 17 patents in connection with the sale of the Company’s Water Quality assets during the fourth quarter of 2011.  There can be no assurance that the Company’s patent applications will result in the issuance of any other patent or that any patents issued to the Company would provide protection that is sufficiently broad to protect the Company’s technology and products. In addition, the Company cannot be certain that it was the first creator of inventions covered by patents or pending patent applications or that it was the first to file patent applications for such inventions. In addition to seeking patent protection for the Company’s proprietary information, the Company also relies upon trade secrets, know-how and continuing technical innovation to maintain competitiveness for its products and services. The Company has developed a number of proprietary technologies which it has chosen not to patent, including immunization protocols, DNA and plasmid constructs, stabilization systems for reagents, chemical syntheses, and strategies relating to antibody development.

U.S. Patent	Title

5,874,216	Indirect label assay device for detecting small molecules and method of use thereof
6,096,563	Dual particle immunoassay method & kit
6,376,195	Indirect label assay device for detecting small molecules and method of use thereof
6,663,833	Integrated Assay Device and Methods of Production and Use
7,189,520	Compositions and methods for detecting animal byproduct in feed
7,241,626	Isolation and confirmation of analytes from test devices
7,521,201	Bacteriophages as Selective Agents

Employees

As of December 31, 2011, the Company employed 143 full time and five part time employees. The workforce was supplemented by seven agency-provided contractors. All of the Company’s employees have executed agreements with the Company agreeing not to disclose the Company’s proprietary information and assigning to the Company all rights to inventions made during their employment. Key personnel have signed agreements prohibiting them from competing with the Company. None of the Company’s employees are covered by collective bargaining agreements. The Company believes that its relations with its employees are good.

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

Our research and development activities may not produce desired and expected results, and we may alter our plans or programs at any time for this or any other reason.

We have undertaken various research and development programs designed to allow us to offer products and services that will be attractive to new and prospective customers.  These programs may not achieve desired or expected results, or we may determine for other reasons to no longer pursue certain programs.  In such a case, our business model may change, and we may not realize any benefits of our past expenditures on the discontinued programs.

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

Our antibody production process utilizes animals to produce antibodies. We cannot completely eliminate the risks of animals contracting disease or a disaster that could cause death to valuable production animals, and from time to time we experience instances of animal disease in our vivarium facilities. We cannot make any assurance that we will be able to contain or reverse any such instance of disease.  Disease or death on a broad scale could interrupt business operations as animals are a key part of the antibody production operation, which could have a serious adverse effect on our business operations.

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

As of December 31, 2011, we had seven issued U.S. patents, two foreign patents and three pending U.S. and foreign patent applications relating to various aspects of our business. We also had a number of trademark registrations in the United States for a variety of word marks and slogans. We do not believe that any single patent, trademark or other intellectual property right of ours, or combination of our intellectual property rights, is likely to prevent others from competing with us using a similar business model.  There are many issued patents and patent applications held by others in our industry.  Our competitors may independently develop technologies that are substantially similar or superior to our technologies, or design around our patents or other intellectual property to avoid infringement. In addition, we may not apply for a patent relating to products or processes that are patentable, we may fail to receive any patent for which we apply or have applied, and any patent owned by us or issued to us could be circumvented, challenged, invalidated, or held to be unenforceable, or rights granted thereunder may not adequately protect our technology or provide a competitive advantage to us. If a third-party challenges the validity of any patents or proprietary rights of ours, we may become involved in intellectual property disputes and litigation that would be costly and time-consuming.

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

Customers outside of the United States accounted for 13% and 20% of our revenues for the years ended December 31, 2011 and 2010, respectively. The majority of our sales transactions are in U.S. dollars; however, we received payments in British pounds sterling for approximately $ 1.3 million in sales from our foreign subsidiary.

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

As of December 31, 2011, the Company had U.S. federal net operating loss carryforwards, including those acquired in the Company’s past acquisitions, of approximately $15.5 million, which, if not utilized, begin to expire as follows:

Year	Net Operating Loss
2017	$459
2018	1,327
2019	550
2020	66
2021	56
2022	2,268
2024	2,032
2025	3
2026	1
2027	1
2028	3,492
2029	2,501
2030	1,281
2031	1,456
Total	$15,493

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

Certain of our stockholders are able to significantly influence proposals for a change in control or other matters requiring a stockholders vote.

Directly, or through entities that they control, members of our Board of Directors as of December 31, 2011 controlled approximately 15% of our common stock.  Through entities that he controls, Steven R. Becker, who joined our Board effective March 12, 2009, controlled approximately 13% of our outstanding common stock as of December 31, 2011.  Due to this concentration of ownership, members of our Board, acting together or, in some cases, individually, can substantially influence all matters requiring a stockholder vote, including, without limitation:

●	the election of directors
●	the amendment of our organizational documents; or
●	the approval of a merger, sale of assets, or other major corporate transaction.

Provisions in our organizational documents could prevent or frustrate attempts by stockholders to replace our current management.

Our certificate of incorporation and our bylaws contain provisions that could make it more difficult for a third party to acquire us without the consent of our Board. Our certificate of incorporation provides for a staggered board and removal of directors only for cause.  Accordingly, stockholders may elect only a portion of our board at any annual meeting, whichmay have the effect of delaying or preventing changes in management.  In addition, under our certificate of incorporation, our Board of Directors may issue additional shares of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock and thereby effect a change in the composition of our Board of Directors.  Our bylaws require advance notice of stockholder proposals and director nominations and permit only our President or a majority of the Board of Directors to call a special stockholder meeting.  These provisions may have the effect of preventing or hindering attempts by our stockholders to replace our current management.  In addition, our certificate of incorporation contains provisions that limit our ability to engage in a business combination with any holder of 15% or more of our capital stock unless, among other possibilities, the Board of Directors approves the transaction.  These provisions may have the effect of preventing or hindering a change of control of our company.

Our stock has generally had low trading volume, and its public trading price has been volatile.

During the year ended December 31, 2011, the price of our common stock fluctuated between $1.51 and $3.13 per share, with an average daily trading volume for the year of approximately 55,000 shares.  The market may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies.

Our common stock may be delisted from the NASDAQ Global Market, which could negatively impact the price of our common stock and our ability to access capital markets.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company is headquartered in Newark, Delaware, and occupies approximately 28,000 square feet of space under an operating lease expiring in December 2015. The Company also leases approximately 25,000 square feet of manufacturing and research space in Newark, Delaware, under an operating lease expiring in December 2014. The leases for both facilities contain options extending the lease term through December 2016.  The Company owns and occupies approximately 75,000 square feet of manufacturing, research and animal facility space and approximately 88 acres of farmland in Windham, Maine.  As of the date of this report, the Company believes that its equipment and facilities are adequate for its present purposes, though it currently intends to engage in 2012 in certain renovations and modifications to its facilities in Newark, Delaware.  These renovations are designed to provide for larger and improved R&D laboratory space to accommodate the GATTM technology development efforts and also to modernize the animal facility and ensure that biosecurity measures are aligned with current industry practices and all for the Company to minimize and ameliorate the effects of animal diseases.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on The NASDAQ Global Market under the symbol “SDIX.” Set forth below are the quarterly high and low bid prices for the shares of common stock of the Company as reported by The NASDAQ Global Market without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

	Common Stock Price Range
Fiscal Year Ended	High	Low
December 31, 2011:
Fourth Quarter	$2.11	$1.51
Third Quarter	2.44	1.60
Second Quarter	2.78	1.92
First Quarter	3.13	1.70

December 31, 2010:
Fourth Quarter	$1.88	$1.32
Third Quarter	1.99	1.00
Second Quarter	2.13	1.15
First Quarter	2.10	1.00

On March 23, 2012, there were approximately 26,000 holders (361 holders of record) of the common stock of the Company. The Company has never paid any cash dividends on its common stock.

Stock Performance Graph

The following line graph compares for the fiscal years ended December 31, 2006 through 2011 (i) the yearly cumulative total shareholder return on the common stock with (ii) the cumulative total return of the NASDAQ Composite Index and with (iii) a Peer Group Index consisting of NASDAQ Medical Equipment Stocks.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Strategic Diagnostics Inc., the NASDAQ Composite Index,
and the NASDAQ Medical Equipment Index

$100 invested on 12/31/06 in stock or index, including reinvestment  of dividends.
Fiscal year ending December 31.

COMPARISON OF CUMULATIVE TOTAL RETURN

Strategic Diagnostics Inc., NASDAQ Composite Index and NASDAQ Medical Equipment Peer Group Index

	12/06	12/07	12/08	12/09	12/10	12/11

Strategic Diagnostics Inc.	100.00	142.33	23.54	35.98	46.56	48.68
NASDAQ Composite	100.00	110.26	65.65	95.19	112.10	110.81
NASDAQ Medical Equipment	100.00	136.67	74.41	101.38	108.94	122.28

Item 6. Selected Financial Data
	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except share and per share data)
Revenue	$24,193	$23,559	$22,309	$22,448	$22,209

Cost of sales	10,663	9,832	10,149	10,718	8,649

Gross profit	13,530	13,727	12,160	11,730	13,560

Operating expenses:
Research and development	3,734	3,034	2,548	3,576	2,869
Selling, general and administrative	14,504	13,880	13,088	13,882	11,496
Goodwill impairment	-	-	-	3,548	-
Total operating expenses	18,238	16,914	15,636	21,006	14,365

Operating loss	(4,708)	(3,187)	(3,476)	(9,276)	(805)

Interest income (expense), net	(33)	(42)	(15)	157	433

Loss from continuing operations before taxes	(4,741)	(3,229)	(3,491)	(9,119)	(372)

Income tax expense (benefit)	29	(8)	(112)	8,386	137

Loss from continuing operations, net of taxes	(4,770)	(3,221)	(3,379)	(17,505)	(509)

Discontinued operations:

Income from discontinued operations, net of taxes	1,439	2,258	1,728	1,710	1,369
Gain on sale of assets	3,033	-	-	-	-

Income from discontinued operations, net of taxes	4,472	2,258	1,728	1,710	1,369

Net income (loss)	$(298)	$(963)	$(1,651)	$(15,795)	$860
Basic loss per share from continuing operations	$(0.23)	$(0.16)	$(0.17)	$(0.86)	$(0.03)
Basic income per share from discontinued operations	0.22	0.11	0.09	0.08	0.07
Basic net income (loss) per share	$(0.01)	$(0.05)	$(0.08)	$(0.78)	$0.04
Shares used in computing basic net income (loss) per share	20,435,935	20,251,534	20,113,659	20,312,707	20,325,285
Diluted loss per share from continuing operations	$(0.23)	$(0.16)	$(0.17)	$(0.86)	$(0.03)
Diluted income per share from discontinued operations	0.22	0.11	0.09	0.08	0.07
Diluted net income (loss) per share	$(0.01)	$(0.05)	$(0.08)	$(0.78)	$0.04
Shares used in computing diluted net income (loss) per share	20,435,935	20,251,534	20,113,659	20,312,707	20,562,645

	December 31,
	2011	2010	2009	2008	2007
BALANCE SHEET DATA:
Cash and cash equivalents	$10,665	$8,056	$7,937	$9,980	$12,988
Working capital	14,858	14,514	14,671	14,233	19,973
Total assets	22,622	22,516	23,225	25,521	41,949
Current portion of long-term debt	300	400	400	1,658	611
Long-term debt	-	300	700	-	1,640
Stockholders’ equity	19,997	19,704	20,093	21,248	37,128

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

The Company believes that by applying its core competency of creating custom antibodies to assay development, it produces sophisticated diagnostic testing and reagent systems that are responsive to customer diagnostic and information needs. Customers benefit from a quantifiable “return on investment” by reducing time, labor and/or material costs associated with applications for which the Company’s products are used. In addition, the Company believes its tests provide high levels of accuracy, reliability and actionability of essential test results as compared to alternative products. The Company is focused on sustaining this competitive advantage by leveraging its expertise in immunology, proteomics, and other bio-reactive technologies to continue its successful customer-focused research and development efforts. The Company believes that an established product base, quality manufacturing expertise, experienced sales and marketing organization, established network of distributors, corporate partner relationships and proven research and development expertise will be critical elements of its potential future success.

The Company’s Life Sciences product portfolio includes a full suite of integrated capabilities including antibody and assay design, development and production. These capabilities, combined with our proprietary Genomic Antibody Technology™ (“GAT™”), are being used today to help discover the mechanisms of disease, facilitate the development of new drugs, and provide the means for rapid diagnosis. In 2009, the Company continued the transition from a fragmented product offering and marketing strategy to becoming a focused organization, with proven, proprietary technologies tied directly to its customers’ needs. The transition is most evident in the Life Science immuno-solutions initiative and food pathogen detection products, where the Company believes significant progress is being made.  In 2011, the Company sold its Water Quality assets as part of its overall strategy to focus on its core Life Science and Food Safety operations.  Financial information of the Water Quality division has been separately reclassified within the consolidated financial statements as a discontinued operation.  See Note 2 of the Notes to the Consolidated Financial Statements for further information.

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

The Company expects the Life Science and Food Safety products to be its primary growth drivers in the future, and that the Company’s competencies and competitive positions in these two areas are strong.

Results of Operations

Year ended December 31, 2011 versus year ended December 31, 2010

Revenue

Revenue for the year ended December 31, 2011 increased 3% to $24.2 million compared to $23.6 million for the year ended December 31, 2010. The increase in revenues was primarily the result of a 7% increase in sales of Life Sciences products.  The following table sets out revenue by product category:

	Year Ended
	December 31,		Increase	Percent
	2011	2010	(Decrease)	Change
	(in thousands, except percentages)

Life Sciences	$16,520	$15,436	$1,084	7%
Kit Products	7,673	8,123	(450)	(6)%

Revenues	$24,193	$23,559	$634	3%

Life Sciences Products

Life Sciences revenue increased 7% to $16.5 million for the year ended December 31, 2011, compared to $15.4 million for the year ended December 31, 2010. The increased revenue in 2011 was primarily the result of increased sales to the Company’s in-vitro diagnostic customers, which increased 13% to $9.5 million, sales to content/resellers, which increased 7% to $3.4 million, and sales to biopharma customers, which increased 3% to $2.9 million.  These increases were partially offset by a 26% decrease in sales to academic/government customers, to $700,000.  These changes continue to reflect the refocusing of the Company’s sales efforts on in-vitro diagnostics and biopharma customers and demonstrate the Company’s broad range of capabilities rather than only concentrating on antibody production. The Company experienced lower booking rates for Life Sciences products in the second half of 2011, and this may result in Life Sciences revenue in the first half of 2012 that is lower than such revenue in the first half of 2011.

Kit Products

Kit Products revenue decreased 6% to $7.7 million for the year ended December 31, 2011 compared to $8.1 million for the year ended December 31, 2010.  Sales of food pathogen products increased 7% to $6.3 million.  This increase was due primarily to the introduction of the Company’s test to detect salmonella enteritidis, used in the egg and poultry industry.  Ag-GMO product sales decreased 39% to $1.4 million.  This decrease was primarily attributable to decreased demand for the Company’s testing products in Brazil as a result of decreased GMO testing.

Gross profit

Gross profit decreased to $13.5 million for the year ended December 31, 2011 from $13.7 million for the year ended December 31, 2010.  Gross margins decreased to 56% for 2011 compared to 58% in 2010. The decrease in margin was primarily attributable to the increased proportion of sales of Life Sciences products as a percentage of total revenues as Life Sciences products have a lower gross margin than Kit Products.

Research and development

Research and development expenses were $3.7 million for the year ended December 31, 2011, compared to $3.0 million for the year ended December 31, 2010.  This increase was primarily due to increased spending and third party collaboration efforts related to the Company’s proprietary GATTM technology.  Research and development expenses were 15% of revenues for the year ended December 31, 2011 versus 13% of revenues for the year ended December 31, 2010.

Selling, general and administrative

Selling, general and administrative expenses were $14.5 million for the year ended December 31, 2011, compared to $13.9 million for the year ended December 31, 2010.  This increase was primarily the result of increased personnel and related costs for expanded sales and marketing efforts primarily in the Life Sciences products group.

Interest expense, net

The Company recorded $33,000 in net interest expense for the year ended December 31, 2011 compared to $42,000 for the year ended December 31, 2010, due to lower levels of debt in 2011.

Income taxes

The Company recorded an income tax expense of $29,000 for the year ended December 31, 2011 compared to an income tax benefit of $8,000 for the year ended December 31, 2010. The Company continues to have a full valuation allowance placed against all of its deferred tax assets.

Loss from continuing operations

Loss from continuing operations for the year ended December 31, 2011 was $4.8 million, or $0.23 per diluted share, compared to a loss from continuing operations of $3.2 million, or $0.16 per diluted share, for the year ended December 31, 2010.  Diluted shares utilized in these computations were 20.4 million and 20.3 million for 2011 and 2010, respectively.

Income from discontinued operations

Income from the Company’s discontinued operations of its water and environmental assets were $4.5 million for the year ended December 31, 2011, and included a $3.0 million gain on the sale of these assets, compared to $2.3 million for the year ended December 31, 2010.  Income per share from discontinued operations was $0.22 per diluted share in the year ended December 31, 2011 compared to $0.11 per diluted share in the year ended December 31, 2010.  Diluted shares utilized in these computations were 20.4 million and 20.3 million for 2011 and 2010, respectively.

Net loss

Net loss was $298,000 for the year ended December 31, 2011, or $0.01 per diluted share, compared to a net loss of $963,000, or $0.05 per diluted share, for the year ended December 31, 2010.  Diluted shares utilized in these computations were 20.4 million and 20.3 million for 2011 and 2010, respectively.

Year ended December 31, 2010 versus year ended December 31, 2009

Revenue for the year ended December 31, 2010 increased 6% to $23.6 million compared to $22.3 million for the year ended December 31, 2009. The increase in revenue was the result of a 7% increase in sales of life science products, and a 3% increase in sales of kit products. The following table sets out revenues by product category:

	Year Ended
	December 31,		Increase	Percent
	2010	2009	(Decrease)	Change
	(in thousands, except percentages)

Life Sciences	$15,436	$14,416	$1,020	7%
Kit Products	8,123	7,893	230	3%

Revenues	$23,559	$22,309	$1,250	6%

Life Sciences Products

Life Sciences revenue increased 7% to $15.4 million for the year ended December 31, 2010, compared to $14.4 million for the year ended December 31, 2009. The increase was primarily the result of increased sales to the Company’s in-vitro diagnostic customers, which increased 7% to $8.5 million, sales to content/resellers, which increased 18% to $3.2 million, and sales to biopharma customers, which increased 21% to $2.8 million.  These increases were partially offset by a 26% decrease in sales to academic/government customers to $940,000.  These changes continue to reflect the refocusing of the Company’s sales efforts on in-vitro diagnostics and biopharma customers and away from academic and government related customers.

Kit Products

Kit Products revenues increased 3% to $8.1 million for the year ended December 31, 2010 compared to $7.9 million for 2009.  Sales of food pathogen products increased 7% to $5.9 million. This increase was primarily the result of increased sales of products to detect the pathogen E. Coli in meat products.  Ag-GMO products decreased 7% to $2.2 million for 2010 compared to 2009, primarily attributable to decreased demand for the Company’s testing products in Brazil, where sales have declined over the past few years due to reduced demand for testing for GMOs.  The Company also entered into an agreement with Romer Labs in 2010 for the exclusive distribution of its Ag-GMO products in all countries except Brazil.  As a result, selling prices have decreased due to the distributor pricing agreement.

Gross profit

Gross profit increased to $13.7 million for the year ended December 31, 2010 from $12.2 million for the year ended December 31, 2009. Gross margins improved to 58% for 2010 compared to 55% in 2009. The increase in margin was primarily attributable to increased efficiencies in the Kit Products manufacturing group.

Research and development

Research and development expenses were $3.0 million, or 13% of revenues, for the year ended December 31, 2010, compared to $2.5 million, or 11% of revenues, for the year ended December 31, 2010. This increase was primarily due to increased spending and effort on development of the Company’s products to detect pathogens in beef and poultry.

Selling, general and administrative

Selling, general and administrative expenses were $13.9 million for the year ended December 31, 2010, compared to $13.1 million for the year ended December 31, 2009. This increase was primarily the result of increased personnel and related costs.

Interest expense, net

The Company recorded $42,000 in net interest expense for the year ended December 31, 2010 compared to net interest expense of $15,000 for the year ended December 31, 2009, due to lower interest rates received on decreased levels of invested cash and cash equivalents during 2010.

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

Loss from continuing operations

Loss from continuing operations for the year ended December 31, 2010 was $3.2 million, or $0.16 per diluted share, compared to a loss from continuing operations of $3.4 million, or $0.17 per diluted share, for the year ended December 31, 2009. Diluted shares utilized in these computations were 20.3 million and 20.1 million for 2010 and 2009, respectively.

Income from discontinued operations

Income from the Company’s discontinued operations of its water and environmental assets was $2.3 million for the year ended December 31, 2010, compared to $1.7 million for the year ended December 31, 2009.  Income per share from discontinued operations was $0.11 per diluted share in the year ended December 31, 2010 compared to $0.09 per diluted share in the year ended December 31, 2009.  Diluted shares utilized in these computations were 20.3 million and 20.1 million for 2010 and 2009, respectively.

Net loss

Net loss was $963,000 for the year ended December 31, 2010, or $0.05 per diluted share, compared to a net loss of $1.7 million, or $0.08 per diluted share, for the year ended December 31, 2009.  Diluted shares utilized in these computations were 20.3 million and 20.1 million for 2010 and 2009, respectively.

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash flows from operating activities to meet the Company’s obligations and commitments, or obtain appropriate financing. Currently our liquidity needs arise primarily from debt service on indebtedness, working capital requirements and capital expenditures.

	Year Ended December 31,
	2011	2010	2009
Net cash provided by (used in ) operating activities	$(692)	$425	$366
Net cash provided by (used in) investing activities	3,226	(522)	(499)
Net cash provided by (used in) financing activities	80	236	(1,791)
Effect of exchange rate changes on cash	(5)	(20)	(119)
Net increase (decrease) in cash and cash equivalents	$2,609	$119	$(2,043)

Net cash used in operating activities in 2011 was primarily the result of the net loss for the year, partially offset by non cash charges for depreciation, amortization and stock based compensation.  For 2010, net cash provided by operating activities primarily related to non cash charges for depreciation, amortization and stock based compensation, which more than offset the net loss for the year. For 2009, net cash used in operating activities primarily related to the net loss incurred for the year partially offset by non cash charges for depreciation, amortization and stock based compensation charges.

Net cash provided by investing activities for 2011 was $3.2 million compared to net cash used in investing activities of $522,000 for 2010 and $499,000 in 2009. The 2011 cash inflows were primarily the result of the sale of the water and environmental assets to Modern Water PLC, the net proceeds of which were $4.2 million, partially offset by $991,000 in cash outflows for capital equipment purchases.  The cash outflows for investing in 2010 and 2009 were primarily the result of capital purchases which were $524,000 in 2010, $549,000 in 2009.  The capital expenditures in 2011 were primarily related to leasehold improvements made to the Company’s Delaware facilities and the purchase of computer equipment.  The capital expenditures in 2010 were primarily related to the purchase of computer and lab equipment. The capital expenditures in 2009 were primarily related to the purchase of lab and manufacturing equipment.

Net cash provided by financing activities were $80,000 in 2011, primarily related to the exercise of $64,000 of stock options during the year.  Net cash provided by financing activities was $236,000 for 2010, primarily related to a $550,000 reduction in the restricted cash requirement from the Company’s lender, partially offset by $400,000 in debt repayments. In 2009, net cash used in financing activities was $1.8 million, primarily the result of a restricted cash requirement of $1.25 million from the Company’s lender to secure outstanding indebtedness, partially offset by repayment of $558,000 in debt during 2009.

The Company’s working capital (current assets less current liabilities) increased to $14.9 million at December 31, 2011, from $14.5 million at December 31, 2010. The increase was primarily due to increased cash, primarily as the result of the sale of the Company’s water and environmental assets.  Outstanding debt decreased to $300,000 at December 31, 2011 from $700,000 at December 31, 2010, due to scheduled debt payments.  Outstanding debt decreased to $700,000 at December 31, 2010 from $1.1 million at December 31, 2009 due to scheduled debt payments.

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

On August 21, 2007, the Company received a term loan under the Credit Agreement to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $2.0 million in financing, $300,000 of which was outstanding at December 31, 2011, and is repayable in 2012. The loan bears a fixed interest rate of 5.96% with equal amortization of principal payments plus interest. This indebtedness is secured by $300,000 in restricted cash as required by the Credit Agreement.

For the year ended December 31, 2011, the Company satisfied all of its cash requirements from cash and cash equivalents on-hand. At December 31, 2011, the Company had $300,000 in debt and stockholders’ equity of $20.0 million.

Based upon its cash and cash equivalents on hand, current product sales and the anticipated sales of new products, the Company believes it has, or has access to, sufficient resources to meet its operating requirements at least through the next 12 months.  In reaching this conclusion, the Company has taken into account its expectation of increased capital expenditures in 2012 with respect to certain renovations and modifications to its facilities in Newark, Delaware.  These renovations will provide for larger and improved R&D laboratory space to accommodate the GATTM technology development efforts and also modernize the animal facility and ensure that biosecurity measures are aligned with current industry practices and allow for the Company to minimize and ameliorate the effects of animal diseases.

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

Off-Balance Sheet Arrangements

As of December 31, 2011, the Company did not have any off-balance sheet arrangements as defined in Item 304(a) (4) (ii) of Regulation S-K.

Contractual Obligations

The Company is committed to making cash payments in the future on two types of contracts: its long-term indebtedness and leases. The Company has no off-balance sheet debt or other such unrecorded obligations. Below is a schedule of the future payments that the Company was obligated to make based on agreements in place as of December 31, 2011.

			Payments Due by Year
						2017 and
	2012	2013	2014	2015	2016	Beyond	Total
		(in thousands)
Current portion of Long-term debt (1)	$300	-	-	-	-	-	300
Operating leases (2)	987	976	997	707	300	-	3,967
Total	$1,287	976	997	707	300	-	4,267

(1) See Note 6 to the Consolidated Financial Statements for a discussion of long-term debt
(2) See Note 9 to the Consolidated Financial Statements for a discussion of operating leases

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

Valuation of Accounts Receivable – Accounts receivable as of December 31, 2011 and December 31, 2010, were net of an allowance for doubtful accounts of $141,000 and $78,000, respectively. The recorded allowance is continually evaluated based on current market conditions, an analysis of customer-specific facts and circumstances, and the size and composition of the overall portfolio. The current state of the economy could cause longer sales cycles resulting in increased risk that outstanding balances could become uncollectible. If receivables are in dispute with the customer or otherwise deemed uncollectible, the corresponding amounts are written off and are charged against the allowance.

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

Deferred Taxes – In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. In making their assessment, management considers positive evidence, negative evidence, and possible tax planning strategies that could be implemented. Management also considers the future reversal of existing taxable temporary differences, recent earnings history, history of or potential for tax attributes such as net operating losses to expire and the ability to project future taxable income. The Company’s history of cumulative pre-tax losses over the most recent three-year period, including 2011, is significant negative evidence that is difficult to overcome. In light of this negative evidence, coupled with the current economic conditions, management has concluded that it is more likely than not that the Company will not realize the benefits of these tax deductible differences and has continued to provide a full valuation allowance offsetting its U.S. federal and state net deferred tax assets at December 31, 2011.

At December 31, 2011, the Company had approximately $4.5 million of net operating loss carryforwards for tax purposes, which have no expiration and which correspond to a $904,000 deferred tax asset, related to operations in the United Kingdom (“UK”). Management considered positive and negative indicators in concluding that a substantial valuation allowance of approximately $869,000 was necessary for the foreign deferred tax assets of $904,000. The positive indicators include the contribution to income before taxes by the foreign operations in the UK for 2011, 2010 and 2009, and the expected income before taxes in the UK for 2012 and 2013. The negative indicators include a history of substantial net operating losses in the UK, the lack of income before taxes until 2004 and limitations with regard to estimating income in the UK beyond 2013 resulting from a year-to-year evaluation of the future need for a UK subsidiary.

As of December 31, 2011, the Company had U.S. federal net operating loss carryforwards, including those of acquired companies, of $15.5 million which begin to expire as follows:

Year	Net Operating Loss

2017	$459
2018	1,327
2019	550
2020	66
2021	56
2022	2,268
2024	2,032
2025	3
2026	1
2027	1
2028	3,492
2029	2,501
2030	1,281
2031	1,456
Total	$15,493

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

Valuation of Long-Lived Assets — Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its estimated discounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

New Accounting Standards and Disclosures

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-08, Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment (“ASU 2011-08”), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for the Company for interim and annual periods ended during 2012. The Company does not expect its pending adoption of this guidance to have a material impact to the Company’s consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) — Fair Value Measurement (“ASU 2011-04”), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. ASU 2011-04 is effective for the Company for interim and annual periods ended during 2012 and will be applied prospectively. The Company does not expect its pending adoption of this guidance to have a material impact to the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company has limited exposure to changing interest rates, and is currently not engaged in hedging activities. Interest on $300,000 of debt is at a fixed annual rate of interest of 5.961%.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2011, were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The report of management on our internal control over financial reporting is set forth on page 34 of this report and is incorporated herein by reference.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The applicable information set forth in the Company’s Definitive Proxy Statement is incorporated herein by reference.

Identification of Executive Officers and Certain Significant Employees

The executive officers of the Company, their positions with the Company, their ages and a brief biography for each are as follows:

Name	Age	Position

Francis M. DiNuzzo	56	President and Chief Executive Officer
Klaus Lindpaintner	57	VP – Research and Development and Chief Science Officer (effective February 1, 2010)
Kevin J. Bratton	63	VP – Finance, Chief Financial Officer and Corporate Secretary

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

Equity Compensation

The table below presents certain information as of December 31, 2011 concerning securities issuable in connection with equity compensation plans that have been approved by the Company’s stockholders and that have not been approved by the Company’s stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders	2,275,794	$2.41	2,986,037

Equity compensation not approved by security holders	150,000	$1.50	-

Total	2,425,794	$2.35	2,986,037

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

3. Exhibits

Exhibit
Number	Description	Reference
2.1	Agreement and Plan of Merger among the Company, AZUR Acquisition Corp. and AZUR Environmental dated May 4, 2001	(1)

2.2	Asset Purchase Agreement, dated as of November 10, 2011, by and among Strategic Diagnostics Inc., a Delaware corporation, Modern Water Inc., a Delaware corporation, and MW Monitoring IP Limited, a limited liability company incorporated under the laws of England and Wales.@	(24)

2.3	Amendment No. 1 to Asset Purchase Agreement, dated as of December 8, 2011, by and among Strategic Diagnostics Inc., a Delaware corporation, Modern Water Inc., a Delaware corporation, and MW Monitoring IP Limited, a limited liability company incorporated under the laws of England and Wales.@.	(25)

3.1	Fourth Amended and Restated Certificate of Incorporation of the Company	(2)

3.2	Amended and Restated Bylaws of the Company	(2)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Forms of Warrants to Purchase Common Stock of the Company	(2)

10.1	Stock Purchase Agreement among the Company and its outside directors and certain of their affiliates dated August 16, 2002	(12)

10.2	Demand Registration Rights Agreement among the Company and its outside directors and certain of their affiliates dated August 16, 2002	(12)

10.3	EnSys Environmental Products, Inc. 1993 Stock Incentive Plan*	(3)

10.4	Amended and Restated EnSys Environmental Products, Inc. 1995 Stock Incentive Plan*	(4)

10.5	EnSys Environmental Products, Inc. 401(k) Plan Adoption Agreement	(3)

10.11	Agreement and Plan of Merger by and between EnSys and Strategic Diagnostics Inc. dated as of October 11, 1996	(2)

10.18	Industrial Lease dated October 26, 1993, by and between Tober & Agnew Properties, Inc. and Strategic Diagnostics Inc.

10.21	Lease agreement dated October 29, 1997 by and between Pencader Courtyard, L.P. and Strategic Diagnostics Inc.	(7)

10.22	1998 Employee Stock Purchase Plan	(11)

10.23	2000 Stock Incentive Plan*	(17)

10.27	Loan Agreement between the Company and PNC Bank, Delaware, dated May 5, 2000	(10)

10.28	Line of Credit Note between the Company and PNC Bank, Delaware, dated May 5, 2000	(10)

10.29	Term Note between the Company and PNC Bank, Delaware, dated May 5, 2000	(10)

10.30	Employment Agreement dated September 2, 2003, by and between Matthew H. Knight and the Company*	(13)

10.32	Restricted Stock Grant Agreement dated September 2, 2003, by and between Matthew H. Knight and the Company*	(13)

10.33	Employment Agreement dated January 1, 1997 by and between James W. Stave and the Company*	(14)

10.34	Amended and Restated Distribution Agreement, dated as of August 31, 2009, by and between the Registrant and the DuPont Qualicon division of E.I. du Pont de Nemours and Company+	(15)

10.35	Strategic Diagnostics Inc. Change of Control Severance Agreement*	(16)

10.36	Agreement, dated as of March 12, 2008, by and among the Company and Steven R. Becker, BC Advisors, LLC, SRB Management, L.P. and Richard van den Broek	(18)

10.37	Separation Agreement, dated as of June 6, 2008, between Strategic Diagnostics Inc. and Matthew H. Knight*	(19)

10.38	Employment Agreement, dated as of October 13, 2008, between Strategic Diagnostics Inc. and Francis M. DiNuzzo*	(20)

10.39	Separation Agreement, dated as of December 9, 2008, between Strategic Diagnostics Inc. and Stanley Fronczkowski*	(21)

10.40	Amendment No. 1 to Separation Agreement and General Release, dated as of April 3, 2009, between Strategic Diagnostics Inc. and Stanley Fronczkowski*	(22)

10.41	Form of Nonqualified Stock Option Agreement	(23)

10.42	Form of Restricted Stock Grant Agreement	(23)

21.1	Subsidiaries of the Company

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Certifications of the Chief Executive Officer of Strategic Diagnostics Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certifications of the Chief Financial Officer of Strategic Diagnostics Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Francis M. DiNuzzo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Kevin J. Bratton pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the designated exhibit of the Company’s 10-Q for the fiscal quarter ended September 30, 2001.
(2)	Incorporated by reference to the designated exhibit of the EnSys Registration Statement on Form S-4 (No. 333-17505) filed on December 9, 1996.
(3)	Incorporated by reference to the designated exhibit of the EnSys Registration Statement on Form S-1 (No. 33-68440) filed on September 3, 1993.
(4)	Incorporated by reference to Appendix F to the Joint Proxy Statement/Prospectus contained in the EnSys Registration Statement on Form S-4 (No. 333-17505) filed on December 9, 1996.
(5)	Incorporated by reference to the designated exhibit of the EnSys Form 10-K for the fiscal year ended December 31, 1994.
(6)	Incorporated by reference to the designated exhibit of the EnSys Form 10-Q for the fiscal quarter ended March 31, 1996.
(7)	Incorporated by reference to the designated exhibit of the Company’s Form 10-K for the fiscal year ended December 31, 1996.

(8)	Incorporated by reference to the designated exhibit of the Company’s Form 10-K for the fiscal year ended December 31, 1997.
(9)	Incorporated by reference to the identically numbered exhibit contained in the Company’s Form 8-K filed on May 26, 1999.
(10)	Incorporated by reference to the designated exhibit of the Company’s 10-Q for the fiscal quarter ended June 30, 2000.
(11)	Incorporated by reference to the designated exhibit of the Company’s Registration Statement on Form S-8 (No. 333- 68107) filed on November 30, 1998.
(12)	Incorporated by reference to the designated exhibit of the Company’s 10-Q for the fiscal quarter ended September 30, 2002.
(13)	Incorporated by reference to the designated exhibit of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2003.
(14)	Incorporated by reference to the designated exhibit of the Company’s Form 10-K for the fiscal year ended December 31, 2004.

(15)	Incorporated by reference to the designated exhibit of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2009, as amended.
(16)	Incorporated by reference to the designated exhibit of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2005.
(17)	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 24, 2004.
(18)	Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed March 18, 2008.
(19)	Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed June 6, 2008.
(20)	Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed October 16, 2008.
(21)	Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed December 9, 2008.
(22)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the fiscal quarter ended March 31, 2009.
(23)	Incorporated by reference to the designated exhibit of the Company’s Form 10-k for the fiscal year ended December 31, 2009.
(24)	Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed November 16, 2011.
(25)	Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed December 13, 2011.
*	Management contract or compensatory plan.
+	Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
@
Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2011, based on the criteria in Internal Control-Integrated Framework issued by COSO.

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

Dated: March 30, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Strategic Diagnostics Inc.:

We have audited the accompanying consolidated balance sheets of Strategic Diagnostics Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Strategic Diagnostics Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 30, 2012

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	December 31,	December 31,
	2011	2010
ASSETS
Current Assets :
Cash and cash equivalents	$10,665	$8,056
Restricted cash	300	700
Receivables, net	3,758	4,376
Inventories	2,142	3,333
Other current assets	618	561
Total current assets	17,483	17,026

Property and equipment, net	3,890	4,087
Other assets	6	45
Deferred tax asset	36	37
Intangible assets, net	1,207	1,321
Total assets	$22,622	$22,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities :
Current portion of long-term debt	$300	$400
Accounts payable	556	491
Accrued expenses	1,769	1,597
Deferred revenue	-	24
Total current liabilities	2,625	2,512

Long-term debt	-	300

COMMITMENTS AND CONTINGENCIES (NOTE 9)
Stockholders’ Equity:
Preferred stock, $.01 par value, 20,920,648 shares authorized, no shares issued or outstanding	-	-
Common stock, $.01 par value, 50,000,000 shares authorized, 21,000,960 and 20,916,433 issued at December 31, 2011 and December 31, 2010, respectively	210	209
Additional paid-in capital	42,146	41,551
Treasury stock, 406,627 common shares at cost at December 31, 2011 and December 31, 2010	(555)	(555)
Accumulated deficit	(21,537)	(21,239)
Cumulative translation adjustments	(267)	(262)
Total stockholders’ equity	19,997	19,704
Total liabilities and stockholders’ equity	$22,622	$22,516

The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2011	2010	2009

Revenues	$24,193	$23,559	$22,309
Cost of sales	10,663	9,832	10,149
Gross profit	13,530	13,727	12,160
Operating expenses:
Research and development	3,734	3,034	2,548
Selling, general and administrative	14,504	13,880	13,088
Total operating expenses	18,238	16,914	15,636

Operating loss	(4,708)	(3,187)	(3,476)
Interest expense, net	(33)	(42)	(15)
Loss from continuing operations before taxes	(4,741)	(3,229)	(3,491)
Income tax expense (benefit)	29	(8)	(112)
Loss from continuing operations, net of taxes	$(4,770)	$(3,221)	$(3,379)
Discontinued operations:
Income from discontinued operations	1,439	2,258	1,728
Gain on sale of assets	3,033	-	-
Income from discontinued operations	4,472	2,258	1,728
Net loss	$(298)	$(963)	$(1,651)
Basic loss per share from continuing operations	$(0.23)	$(0.16)	$(0.17)
Basic income per share from discontinued operations	0.22	0.11	0.09
Basic net loss per share	$(0.01)	$(0.05)	$(0.08)
Shares used in computing basic net loss per share	20,435,935	20,251,534	20,113,659
Diluted loss per share from continuing operations	$(0.23)	$(0.16)	$(0.17)
Diluted income per share from discontinued operations	0.22	0.11	0.09
Diluted net loss per share	$(0.01)	$(0.05)	$(0.08)
Shares used in computing diluted net loss per share	20,435,935	20,251,534	20,113,659

 The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
(in thousands)

			Additional			Cumulative
	Preferred	Common	Paid-In	Treasury	Accumulated	Translation
	Stock	Stock	Capital	Stock	Deficit	Adjustments	Total

Balance January 1, 2009	$-	$206	$40,345	$(555)	$(18,625)	$(123)	$21,248
Comprehensive loss:
Net loss	-	-	-	-	(1,651)	-	(1,651)
Currency translation adjustment	-	-	-	-	-	(119)	(119)
Total comprehensive loss							(1,770)

Employee stock purchase plan	-	1	27	-	-	-	28
Stock-based compensation	-	1	586	-	-	-	587

Balance December 31, 2009	-	208	40,958	(555)	(20,276)	(242)	20,093
Comprehensive loss:
Net loss	-	-	-	-	(963)	-	(963)
Currency translation adjustment	-	-	-	-	-	(20)	(20)
Total comprehensive loss							(983)

Employee stock purchase plan	-	-	32	-	-	-	32
Stock option exercises	-	1	63	-	-	-	64
Stock-based compensation	-	-	498	-	-	-	498

Balance December 31, 2010	0	209	41,551	(555)	(21,239)	(262)	19,704
Comprehensive loss:
Net loss	-	-	-	-	(298)	-	(298)
Currency translation adjustment	-	-	-	-	-	(5)	(5)
Total comprehensive loss							(303)

Employee stock purchase plan	-	1	17	-	-	-	18
Stock option exercises	-	-	64	-	-	-	64
Stock-based compensation	-	-	514	-	-	-	514

Balance December 31, 2011	$-	$210	$42,146	$(555)	$(21,537)	$(267)	$19,997

The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2011	2010	2009

Cash Flows from Operating Activities :
Net loss	$(298)	$(963)	$(1,651)
Add: Income from discontinued operations	4,472	2,258	1,728
Loss from continuing operations	(4,770)	(3,221)	(3,379)
Adjustments to reconcile loss from continuing operations to net cash cash provided by (used in) operating activities :
Depreciation, amortization and other intangibles impairment	1,221	1,183	1,277
Stock-based compensation expense	517	506	591
Deferred income taxes	1	15	22
Gain on disposal of fixed assets	-	(8)	(1)
(Increase) decrease in :
Receivables	618	(726)	449
Inventories	(771)	381	176
Other current assets	(57)	(10)	(17)
Other assets	38	(33)	103
Increase (decrease) in :
Accounts payable	65	(80)	(120)
Accrued expenses	172	211	(474)
Deferred revenue	(24)	(51)	11
Net operating activities from discontinued operations	(2,174)	-	-
Net cash provided by (used in) operating activities	(692)	425	366

Cash Flows from Investing Activities :
Purchase of property and equipment	(991)	(532)	(500)
Proceeds from sale of assets	-	10	1
Net investing activities from discontinued operations	4,217	-	-
Net cash provided by (used in) investing activities	3,226	(522)	(499)

Cash Flows from Financing Activities :
Proceeds from exercise of stock options	64	64	-
Proceeds from employee stock purchase plan	16	22	17
Restricted cash requirement	400	550	(1,250)
Repayments on financing obligations	(400)	(400)	(558)
Net cash provided by (used in) financing activities	80	236	(1,791)
Effect of exchange rate changes on cash	(5)	(20)	(119)
Net increase (decrease) in cash and cash equivalents	2,609	119	(2,043)
Cash and Cash Equivalents, Beginning of Year	8,056	7,937	9,980
Cash and Cash Equivalents, End of Year	$10,665	$8,056	$7,937
Supplemental Cash Flow Disclosure :

Cash paid (received) for taxes and tax refunds	$14	$(105)	$(54)
Cash paid for interest	46	69	84

The accompanying notes are an integral part of these statements

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011
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

The Company’s Life Science portfolio includes products and custom services that supply critical reagents used across the life science research and development markets. The Company’s Genomic Antibody Technology™ (“GAT™”) is being used in proteomic research, disease understanding and drug/biomarker discovery among academic, biotech, in-vitro diagnostic and large pharmaceutical customers.

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

Basis of Presentation

The historical financial statements presented herein include the consolidated financial statements of Strategic Diagnostics Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.  The Company consummated the sale of its Water Quality assets in December 2011.  The financial information of the Water Quality division has been separately reclassified within the consolidated financial statements as discontinued operation.  See Note 2 for further information.

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

Accounts Receivable

As of December 31, 2011 and 2010, the allowance for doubtful accounts was $141 and $78, respectively. If receivables are in dispute with the customer or otherwise deemed uncollectible, the Company’s policy is to charge these write-offs against the allowance. The Company continually reviews the realizability of its receivables and charges current period earnings for the amount deemed unrealizable. At December 31, 2011 and 2010, net accounts receivable were $3,758 and $4,376, respectively.

A summary of the activity in the allowance for doubtful accounts for the years ended December 31, 2011, 2010 and 2009 is as follows:

	2011	2010
Balance, January 1	$78	$38

Additions to allowance for doubtful accounts charged to costs and expenses	74	46

Deductions-written off as uncollectible	(11)	(6)

Balance, December 31	$141	$78

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

At December 31, inventories consisted of the following:

	December 31,	December 31,
	2011	2010

Raw materials	$706	$794
Work in progress	717	1,214
Finished goods	719	1,325
Inventories	$2,142	$3,333

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011
(in thousands, except share and per share data)

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

DECEMBER 31, 2011
(in thousands, except share and per share data)

Basic and Diluted Loss per Share

Basic loss per share (EPS) is computed by dividing net income or loss available for common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS, except that the dilutive effect of converting or exercising all potentially dilutive securities is also included in the denominator. The Company’s calculation of diluted EPS includes the dilutive effect of exercising stock options into common shares and the inclusion of unvested restricted stock awards. Basic loss per share excludes potentially dilutive securities. For the years 2011, 2010 and 2009, conversion of stock options and unvested restricted shares totaling 329,740, 231,045 and 208,679, respectively, into common share equivalents were excluded from this calculation because they were anti-dilutive, due to the net losses recorded in the periods.

Listed below are the basic and diluted share calculations for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009

Weighted average common shares outstanding	20,435,935	20,251,534	20,113,659
Shares used in computing basic net loss per share	20,435,935	20,251,534	20,113,659
Dilutive effect of stock options and unvested restricted stock awards	-	-	-
Shares used in computing diluted net loss per share	20,435,935	20,251,534	20,113,659

Treasury Stock

Shares of common stock repurchased by the Company are recorded at cost as treasury stock in the stockholders’ equity section of the consolidated balance sheet.

Comprehensive Loss

Comprehensive loss is comprised of net loss and currency translation adjustments and is presented in the consolidated statements of stockholders’ equity.

Statements of Cash Flows

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

New Accounting Pronouncements

In September 2011, the Financial ASU (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment (“ASU 2011-08”), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for the Company for interim and annual periods ended during 2012. The Company does not expect its pending adoption of this guidance to have a material impact to the Company’s consolidated financial statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011
(in thousands, except share and per share data)

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) — Fair Value Measurement (“ASU 2011-04”), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. ASU 2011-04 is effective for the Company for interim and annual periods ended during 2012 and will be applied prospectively. The Company does not expect its pending adoption of this guidance to have a material impact to the Company’s consolidated financial statements.

2. DISCONTINUED OPERATIONS

On December 8, 2011, the Company completed the sale of its water and environmental products assets to Modern Water PLC for approximately $4,217, net of transaction fees.  These assets included intellectual property, inventory, commercial contracts and equipment.  The Company recognized a gain on the sale of these assets, after transaction fees, of $3,033.

In accordance with the Accounting Standard Codifications (ASC), ASC 360, the results of operations and cash flow activity of the water and environmental products were reclassified separately as a discontinued operation within the consolidated financial statements for all periods presented.  The following table presents key information associated with the operating results of the discontinued operation for the reporting periods included in the Company’s consolidated statements of operations:

Results of Operations of Discontinued Operations
	Year Ended December 31,
	2011	2010	2009

Revenues	$3,367	$4,790	$4,845

Cost of sales	1,448	1,949	2,267

Gross profit	1,919	2,841	2,578

Operating expenses:
Research and development	-	43	346
Selling, general and administrative	480	540	504
Gain loss on sale of assets	(3,033)	-	-
Total operating expenses	(2,553)	583	850

Operating income	4,472	2,258	1,728

Income tax expense	-	-	-

Income from discontinued operations	$4,472	$2,258	$1,728

For comparative purposes, items from discontinued operations in the Company’s 2010 Consolidated Balance Sheet, include approximately $800 of accounts receivable, $859 of inventory and $125 of net property and equipment.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011
(in thousands, except share and per share data)

3. PROPERTY AND EQUIPMENT

As of December 31, property and equipment consisted of the following:

	2011	2010
Equipment	$7,217	$7,081
Building improvements	4,117	4,105
Furniture and fixtures	206	189
Land	1,452	1,452
Leasehold improvements	1,408	1,004
Total property and equipment	14,400	13,831

Less - accumulated depreciation and amortization	(10,510)	(9,744)
Net property and equipment	$3,890	$4,087

Depreciation expense was $1,107, $1,069 and $1,150 in 2011, 2010 and 2009, respectively.

4. INTANGIBLE ASSETS

As of December 31, intangible assets consisted of the following:

	2011	2010	Lives
Intangible assets	$2,614	$2,614	2-20
Less - accumulated amortization	(1,407)	(1,293)
Net intangible assets	$1,207	$1,321

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

A former director and current large shareholder of the Company was a majority shareholder of MCI. MCI was to receive royalties from the Company until July 2012, however, in the third quarter of 2010 the Company settled all future obligations with MCI for a one-time payment of $220. Royalties paid to MCI in 2010 and 2009 were $110 and $167, respectively.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011
(in thousands, except share and per share data)

Amortization of these intangible assets is on a straight line basis over their useful lives and was $114, $114 and $127 in 2011, 2010 and 2009, respectively. The following table is a schedule of the expected amortization expense in each of the next five years:

Year	Amount
2012	$114
2013	114
2014	114
2015	114
2016	114

5. ACCRUED EXPENSES

As of December 31, accrued expenses consisted of the following:

	2011	2010

Royalties	$54	$78
Compensation	1,283	1,112
Professional fees	168	214
Purchases	264	193
Total accrued expenses	$1,769	$1,597

6. LONG-TERM DEBT

On May 5, 2000, the Company entered into a financing agreement with a commercial bank which was amended on August 12, 2009 (as amended, the “Credit Agreement”).

On August 21, 2007, the Company received a term loan under the Credit Agreement to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $2,000 in financing, $300 of which was outstanding at December 31, 2011, and is repayable over five years, with principal payments that began on October 1, 2007. The final $300 of principal payments will be made in 2012.  The loan bears a fixed interest rate of 5.96% with equal amortization of principal payments plus interest.  This indebtedness is secured by $300 in restricted cash as required by the Credit Agreement.  Interest expense was $44, $67 and $82 in 2011, 2010 and 2009, respectively.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011
(in thousands, except share and per share data)

7. SHARE-BASED COMPENSATION

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

Share-based compensation expense recorded in 2011, 2010 and 2009 is summarized as follows:

	2011	2010	2009

Stock options	$396	$320	$307
Employee stock purchase plan	3	8	4
Restricted stock awards	118	178	280

Total share-based compensation expense	$517	$506	$591

The deferred income tax benefit related to share-based compensation expense for the years ended December 31, 2011, 2010 and 2009 was $0 due to the full valuation allowance recorded against deferred tax assets (see Note 11). Share-based compensation expense is a component of selling, general and administrative expense, and is recorded as a non-cash expense in the operating activities section of the consolidated statement of cash flows.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011
(in thousands, except share and per share data)

Information with respect to the stock options granted under the 2000 Plan and options granted separately from the 2000 Plan is summarized as follows:

					Weighted	Aggregate
	Number				Average Remaining	Instrinsic
	of Shares	Price Range			Contractual term	Value

Balance, Jauary 1, 2009	1,719,972	$1.88	-	$6.94
Granted	483,000	$1.10	-	$1.50
Cancelled / forfeited	(501,172)	$2.88	-	$4.69

Balance, December 31, 2009	1,701,800	$1.10	-	$6.94
Granted	674,852	$1.50	-	$2.09
Exercised	(42,500)	$1.50	-	$1.50
Cancelled / forfeited	(175,246)	$1.10	-	$6.94

Balance, December 31, 2010	2,158,906	$1.10	-	$5.17
Granted	795,400	$1.85	-	$2.25
Exercised	(40,000)	$1.50	-	$2.09
Cancelled / forfeited	(488,512)	$1.10	-	$5.17

Balance, December 31, 2011	2,425,794	$1.49	-	$4.65	7.0 years	$245

Vested and excercisable at
December 31, 2011	1,136,134	$1.49	-	$4.65	5.5 years	$142

Expected to vest as of
December 31, 2011	2,304,477	$1.49	-	$4.65	6.9 years	$235

As of December 31, 2011, options covering 1,136,134 shares were exercisable with a weighted average exercise price of $2.78 per share, and 2,986,037 shares were available for future grant under the 2000 Plan.

As of December 31, 2011, there was $964 of unrecognized compensation expense related to non-vested stock options that is expected to be recognized over a weighted average period of 2.7 years.

The total aggregate intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $40, $6 and $0 respectively. Cash received from the exercises during the years ended December 31, 2011, 2010 and 2009 was $64, $64 and $0 and are included within the financing activity section of the consolidated statements of cash flows.

The weighted average fair value at the date of grant for options granted during 2011, 2010 and 2009 was estimated at $1.07. $0.83 and $0.62 per share, respectively, using the Black-Scholes pricing model.  The weighted-average assumptions used in the Black-Scholes model were as follows: dividend yield of 0%, expected volatility of 50% in 2011, 51% in 2010 and 51% in 2009, risk-free interest rate of 2.32% in 2011, 2.51% in 2010 and 2.50% in 2009, and expected option life of 6 years in each of the years ended December 31, 2011, 2010 and 2009.  The expected option life was computed using the sum of the average vesting period and the contractual life of the option and dividing by 2, for all periods presented.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011
(in thousands, except share and per share data)

The following table provides additional information about the Company’s stock options outstanding at December 31, 2011:

			Options Outstanding				Options Exercisable
				Weighted Average				Wtd. Average
Range of			Number of	Remaining		Exercise	Number of	Exercise
Exercise Prices			Shares	Contractual Life		Price	Shares	Price

$1.49	-	$2.51	1,874,177	7.9	Years	$1.87	584,517	$1.65

$3.05	-	$3.57	134,700	1.9	Years	$3.39	134,700	$3.39

$3.69	-	$4.65	416,917	4.6	Years	$4.16	416,917	$4.16

$1.49	-	$4.65	2,425,794	7.0	Years	$2.35	1,136,134	$2.78

The Company grants restricted stock awards (RSA) which is the right to receive shares. The fair value of RSAs is based on the market price for the stock at the date of grant. RSAs generally vest over periods of two to five years.

The following table summarizes the changes in non-vested restricted stock units for the three year period ending December 31, 2011:

		Weighted Average
		Grant Date	Aggregate
	Shares	Fair Value	Intrinsic Value

Non-vested RSAs at January 1, 2009	296,406	$2.28

Granted	64,500	$1.26
Vested	(142,133)	$2.26
Cancelled / forfeited	(12,747)	$3.78

Non-vested RSAs at December 31, 2009	206,026	$1.77

Granted	87,500	$1.59
Vested	(139,476)	$1.52
Cancelled / forfeited	(18,300)	$1.46

Non-vested RSAs at December 31, 2010	135,750	$1.95
Granted	42,500	$2.17
Vested	(54,500)	$2.54
Cancelled / forfeited	(7,500)	$1.49

Non-vested RSAs at December 31, 2011	116,250	$1.78	$214

Expected to vest at December 31, 2011	107,250	$1.79	$197

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011
(in thousands, except share and per share data)

The Company recorded compensation expense of $118, $178 and $280 for the years ended December 31, 2011, 2010 and 2009, for RSAs. This expense is a component of selling, general and administrative expenses, and is recorded as a non-cash expense in the operating activities section of the consolidated statement of cash flows. As of December 31, 2011, 107,250 of the above non-vested RSAs are expected to vest and there is approximately $154 of unrecognized compensation expense related to non-vested RSAs that are expected to vest over a weighted average of 2 years.

The Company also issued 315,000 performance-based Restricted Stock Units (“RSUs”) during the year ended December 31, 2011.  The fair value of an RSU is equal to the market value of a share of stock on the date of grant.  The performance-based RSUs vest based upon the achievement of certain revenue targets.  50% of the RSUs vest upon the achievement of certain revenue growth targets during any 12-month period prior to December 31, 2012, and any remaining unvested RSUs vest upon the achievement of certain revenue growth targets during any 12-month period prior to December 31, 2014.  No expense has been recognized for these awards as the probability of achieving the targets is currently assessed at as not probable.

8. SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

The Company develops and manufactures antibodies in its Life Sciences division. Such antibodies are incorporated into test kits manufactured by the Company’s Kit Products division for the detection of a wide variety of substances related to food safety.  In addition, antibodies from the Life Sciences division are sold to medical diagnostic and pharmaceutical companies and research institutions. The Company does not provide segment disclosures as discrete financial information is not reviewed for the Life Sciences or Kit Products division for review by the Company’s Chief Operating Decision Maker.

Geographic:

The following table sets forth revenues by geographic region:

	Year Ended December 31,
	2011	2010	2009

United States	$20,945	$18,964	$17,274
Rest of the world	3,248	4,595	5,035
Total	$24,193	$23,559	$22,309

The Company’s basis for identifying sales by country is the ship-to location. There were no individual countries outside of the United States that represented more than 10% of the total revenues of the Company. There are no significant long-lived assets located outside the United States.

No single customer accounted for 10% or more of the Company’s revenues in 2011, 2010 or 2009.

Products and Services:

The following table sets out revenues by product category.

	Year Ended December 31,
	2011	2010	2009
Life Sciences	$16,520	$15,436	$14,416
Kit Products	7,673	8,123	7,893
Revenues	$24,193	$23,559	$22,309

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011
(in thousands, except share and per share data)

9. COMMITMENTS AND CONTINGENCIES

The Company leases its office and manufacturing facilities and other equipment under operating leases. Rent expense for the years ended December 31, 2011, 2010 and 2009, was $949, $968 and $1,157, respectively. Future commitments under non-cancelable leases at December 31, 2011 are as follows:

2012	$987
2013	976
2014	997
2015	707
2016	300
2017 and thereafter	-
$3,967

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

10. RETIREMENT SAVINGS PLAN

The Company maintains a retirement savings plan qualified under Section 401(k) of the Internal Revenue Code. The plan allows for eligible employees to contribute a portion of their gross wages to the plan. The Company matches employees’ contributions on a 100% basis up to 1% of gross wages and on a 50% basis up to the next 5% of gross wages. In 2011, 2010 and 2009, the Company recognized expense of $285, $254 and $245, respectively, associated with this plan.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011
(in thousands, except share and per share data)

11. INCOME TAXES

The components of loss from continuing operations after tax expense as of December 31 are as follows:
	2011	2010	2009

United States	$(4,308)	$(2,742)	$(2,655)

Rest of the world	(462)	(479)	(724)
Total	$(4,770)	$(3,221)	$(3,379)

The income tax expense (benefit) from continuing operations consists of the following:

		2011	2010	2009
Federal	current	$27	$(23)	$(147)

State	current	-	-	7

Foreign	deferred	2	15	28

Total		$29	$(8)	$(112)

The following table summarizes the significant differences between the U.S. Federal statutory rate and the Company’s effective tax rate for financial statement purposes on income from continuing operations:

	2011	2010	2009

Statutory tax rate	34.0%	34.0%	34.0%
Expiring federal net operating losses	(8.7)	(53.8)	-
Valuation allowance, federal	(25.3)	20.9	(28.0)
Stock compensation expense	(2.5)	(2.8)	(2.0)
Research and development credits	2.8	3.3	(0.1)
Other, net	(0.9)	(1.4)	(0.7)

Total	(0.6%)	0.2%	3.2%

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011
(in thousands, except share and per share data)

Significant components of the Company’s deferred tax assets as of December 31 are as follows:

	2011	2010

Net operating loss carryforwards	$6,636	$6,620
Credit carryforwards	1,187	1,043
Amortization and depreciation	2,883	3,447
Deferred compensation	253	245
Non-deductible reserves	255	168
Inventory costs not currently deductible	367	362

Total deferred tax assets	11,581	11,885

Valuation allowance	(11,545)	(11,848)

Net deferred tax assets	$36	$37

Overall, the valuation allowance for deferred tax assets decreased during 2011 by $303.  The valuation allowance was decreased by $415 related to net operating losses that expired during 2011, which was offset by an increase in the valuation allowance of $101 related to the net operating loss generated during 2011.

FASB ASC 740, Accounting for Income Taxes (“FASB ASC 740”), requires a company to evaluate its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. Pursuant to FASB ASC 740, a cumulative pre-tax loss in recent years is significant negative evidence that is difficult to overcome in considering whether deferred tax assets are more likely than not realizable. The Company has evaluated the possibility of potential tax planning strategies and determined that none currently exist that the Company would conclude are prudent and feasible. The Company has concluded, based upon the evaluation of all available evidence, that it is more likely than not that the U.S. federal and state net deferred tax assets will not be realized and has recorded a full valuation allowance on its U.S. federal and state net deferred tax assets, as of December 31, 2011.

At December 31, 2011, the Company had approximately $4,500 of net operating loss carryforwards for tax purposes which have no expiration related to operations in the United Kingdom (“UK”). Management considered positive and negative indicators, as well as potential tax planning strategies, and has concluded that a substantial valuation allowance of approximately $869 was necessary for the foreign deferred tax assets of approximately $904. The positive indicators include the contribution to income before taxes by the foreign operations in the UK for 2011, 2010 and 2009, and the forecasted income before taxes in the UK for 2012 and 2013. The negative indicators include a history of substantial net operating losses in the UK, the lack of income before taxes prior to 2004, limited income before taxes in the recent years and limitations with regard to estimating income in the UK beyond 2013 resulting from a year-to-year evaluation of the future need for a UK subsidiary.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
                                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011
(in thousands, except share and per share data)

At December 31, 2011, the Company had U.S. federal net operating loss carryforwards of $15,493 including those of acquired companies, which will expire as follows:

Year	Net Operating Loss (in thousands)

2017	$459
2018	1,327
2019	550
2020	66
2021	56
2022	2,268
2024	2,032
2025	3
2026	1
2027	1
2028	3,492
2029	2,501
2030	1,281
2031	1,456
Total	$15,493

The above includes net operating losses of $599 which, if realized, would be accounted for as additional paid in capital and excludes $1,132 related to unrecognized tax benefits.

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

The Company has federal research and experimentation credit carryforwards of $961, net of $106 related to unrecognized tax benefits, as of December 31, 2011, which are set to expire in years 2021 through 2031.  The Company also has federal alternative minimum tax credit carryforwards of $6 which have indefinite lives.

For the year ended December 31, 2011, the Company increased its unrecognized tax benefits increased by $14 (net of decreases).

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011
(in thousands, except share and per share data)

The following table is a reconciliation of the gross unrecognized tax benefits during the years ended December 31:

	2011	2010	2009

Gross unrecognized tax benefits as of January 1	$540	$510	$487

Increases from positions taken in prior periods	1	-	-
Decreases from positions taken in prior periods	(26)	(6)	(5)
Increases from positions taken in current period	39	36	28

Gross unrecognized tax benefits as of December 31	$554	$540	$510

The unrecognized tax benefits at December 31, 2011 of $554, if recognized in a period where there was not a full valuation allowance, would affect the effective tax rate.

The Company is subject to U.S. federal and UK income tax, as well as income taxes of multiple state jurisdictions.

The Company recognizes accrued interest expense and penalties related to uncertain tax benefits that have resulted in a refund or reduction of income taxes paid.  Unrecognized tax benefits aggregating $548 would reduce already existing net operating loss and tax credit carryforwards and therefore require no accrual for interest or penalty in any of the years 2011, 2010 or 2009.  The remaining unrecognized tax benefit of $6 include diminimus interest and penalty where required.

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

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011
(in thousands, except share and per share data)

13. QUARTERLY FINANCIAL DATA (unaudited)
	Three Months Ended,
	March 31	June 30	September 30	December 31
	(In thousands except per share data)
2011
Revenues	$6,558	$6,057	$6,031	$5,547
Gross profit	3,646	3,540	3,530	2,814

Loss from continuing operations	(1,046)	(1,095)	(1,103)	(1,526)
Income from discontinued operations	388	438	409	3,237
Net income (loss)	(658)	(657)	(694)	1,711

Basic loss per share from continuing operations	(0.05)	(0.05)	(0.05)	(0.07)
Basic income per share from discontinued operations	0.02	0.02	0.02	0.16
Basic income (loss) per share	(0.03)	(0.03)	(0.03)	0.08

Diluted loss per share	(0.05)	(0.05)	(0.05)	(0.07)
Diluted income per share from discontinued operations	0.02	0.02	0.02	0.16
Diluted income (loss) per share	(0.03)	(0.03)	(0.03)	0.08

2010
Revenues	$5,798	$5,531	$5,975	$6,255
Gross profit	3,424	3,276	3,535	3,492

Loss from continuing operations	(851)	(800)	(806)	(764)
Income from discontinued operations	392	585	777	504
Net loss	(459)	(215)	(29)	(260)

Basic loss per share from continuing operations	(0.04)	(0.04)	(0.04)	(0.04)
Basic income per share from discontinued operations	0.02	0.03	0.04	0.03
Basic loss per share	(0.02)	(0.01)	-	(0.01)

Diluted loss per share from continuing operations	(0.04)	(0.04)	(0.04)	(0.04)
Diluted income per share from discontinued operations	0.02	0.03	0.04	0.03
Diluted loss per share	(0.02)	(0.01)	-	(0.01)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATEGIC DIAGNOSTICS INC.

Date:	March 30, 2012	/s/ Francis M. DiNuzzo
Francis M. DiNuzzo
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	March 30, 2012	/s/ Thomas A. Bologna
Thomas A. Bologna
Chairman of the Board of Directors

Date:	March 30, 2012	/s/ Francis M. DiNuzzo
Francis M. DiNuzzo
President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	March 30, 2012	/s/ Kevin J. Bratton
Kevin J. Bratton
Vice President – Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	March 30, 2012	/s/ Steven Becker
Steven Becker
Director

Date:	March 30, 2012	/s/ Geoffrey Davis
Geoffrey Davis
Director

Date:	March 30, 2012	/s/ Richard van den Broek
Richard van den Broek
Director

Date:	March 30, 2012	/s/ Stephen L. Waechter
Stephen L. Waechter
Director

Date:	March 30, 2012	/s/ David M. Wurzer
David M. Wurzer
Director

Date:	March 30, 2012	/s/ Wayne P. Yetter
Wayne P. Yetter
Director