Form 10-Q
period 2012-03-31
STRATEGIC DIAGNOSTICS INC/DE/
filed 2012-05-14
CIK 911649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Yes: ☐          No: ☒

As of April 30, 2012, there were 20,667,905 outstanding shares of the Registrant’s common stock, par value $.01 per share.

STRATEGIC DIAGNOSTICS INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Current Assets :
Cash and cash equivalents	$9,798	$10,665
Restricted cash	200	300
Receivables, net	3,313	3,758
Inventories	2,254	2,142
Other current assets	1,159	618
Total current assets	16,724	17,483

Property and equipment, net	4,244	3,890
Other assets	32	6
Deferred tax asset	37	36
Intangible assets, net	1,178	1,207
Total assets	$22,215	$22,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities :
Current portion of debt	$200	$300
Accounts payable	581	556
Accrued expenses	2,139	1,769
Deferred revenue	334	-
Total current liabilities	3,254	2,625

Stockholders’ Equity:
Preferred stock, $.01 par value, 20,920,648 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.01 par value, 50,000,000 shares authorized,
at March 31, 2012 and December 31, 2011,
21,073,256 and 21,000,960 issued
at March 31, 2012 and December 31, 2011, respectively	210	210
Additional paid-in capital	42,285	42,146
Treasury stock, 406,627 common shares at cost
at March 31, 2012 and December 31, 2011	(555)	(555)
Accumulated deficit	(22,734)	(21,537)
Cumulative translation adjustments	(245)	(267)
Total stockholders’ equity	18,961	19,997
Total liabilities and stockholders’ equity	$22,215	$22,622

The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2012	2011

Revenues	$5,637	$6,558

Cost of sales	2,442	2,912

Gross profit	3,195	3,646

Operating expenses:
Research and development	1,098	863
Selling, general and administrative	3,287	3,825
Total operating expenses	4,385	4,688

Operating loss	(1,190)	(1,042)

Interest expense, net	(7)	(9)

Loss from continuing operations before taxes	(1,197)	(1,051)

Income tax benefit	-	(5)

Loss from continuing operations, net of taxes	$(1,197)	$(1,046)

Income from discontinued operations	-	388

Net loss	$(1,197)	$(658)

Basic loss per share from continuing operations	$(0.06)	$(0.05)
Basic income per share from discontinued operations	0.00	0.02

Basic net loss per share	$(0.06)	$(0.03)

Shares used in computing basic net loss per share	20,488,242	20,384,041

Diluted loss per share from continuing operations	$(0.06)	$(0.05)
Diluted income per share from discontinued operations	0.00	0.02

Diluted net loss per share	$(0.06)	$(0.03)

Shares used in computing diluted net loss per share	20,488,242	20,384,041

The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2012	2011

Net loss	$(1,197)	$(658)

Foreign currency translation adjustment	22	19

Comprehensive loss	$(1,175)	$(639)

The accompanying notes are an integral part of these statements

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months
	Ended March 31,
	2012	2011

Cash Flows from Operating Activities :
Net loss	$(1,197)	$(658)
Add: Income from discontinued operations	-	388
Loss from continuing operations	(1,197)	(1,046)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities :
Depreciation and amortization	259	307
Share-based compensation expense	134	129
(Increase) decrease in :
Receivables	445	509
Inventories	(112)	131
Other current assets	(541)	(569)
Other assets	(23)	27
Increase (decrease) in :
Accounts payable	25	(26)
Accrued expenses	370	587
Deferred revenue	334	58
Net cash provided by (used in) operating activities	(306)	495

Cash Flows from Investing Activities :
Purchase of property and equipment	(585)	(83)
Net cash used in investing activities	(585)	(83)

Cash Flows from Financing Activities :
Proceeds from employee stock purchase plan	2	3
Restricted cash requirement	100	100
Repayments on financing obligations	(100)	(100)
Net cash provided by financing activities	2	3

Effect of exchange rate changes on cash	22	19

Net increase (decrease) in Cash and Cash Equivalents	(867)	434

Cash and Cash Equivalents, Beginning of Period	10,665	8,056

Cash and Cash Equivalents, End of Period	$9,798	$8,490

Supplemental Cash Flow Disclosure :

Cash paid for taxes, net of tax refunds	14	15

Cash paid for interest	9	14

The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Strategic Diagnostics Inc. and its subsidiaries (“SDIX,” the “Company,” “we,” “our” or “us”), is a biotechnology company with a core mission of developing, commercializing and marketing innovative, effective products and solutions, many of which are proprietary, that preserve and enhance the quality of human health and wellness. The Company serves the pharmaceutical, biotechnology, diagnostics and food safety markets.

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

The Company believes that our competitive position has been enhanced through the combination of talent, technology, and resources resulting from the business development activities we have pursued since our inception. The Company utilizes its facilities in Newark, Delaware for the manufacture of test kits and antibodies and its facilities located in Windham, Maine for the manufacture of antibodies.

The Company’s Life Sciences product portfolio includes a full suite of integrated capabilities including antibody and assay design, development and production. These capabilities, combined with our proprietary Genomic Antibody Technology™ (“GAT™”), are being used today to help discover the mechanisms of disease, facilitate the development of new drugs, and provide the means for rapid diagnosis.

The Company’s Food Safety portfolio, which is included in the Kit Products portfolio, includes immunoassays and proprietary media formulations that represent advanced technology for rapid, cost-effective, easy-to-use and accurate detection of food pathogens. SDIX’s RapidChek® and SELECT ™ test kits are reliable, cost effective solutions for the detection of pathogens such as E. coli, Salmonella and Listeria in the production, processing, and manufacturing of food.

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

Basis of Presentation and Interim Financial Statements

The accompanying unaudited consolidated interim financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  In the opinion of management, the accompanying consolidated interim financial statements include all adjustments (all of which are of a normal recurring nature) necessary for a fair presentation of the results of operations.  The interim operating results are not necessarily indicative of the results to be expected for the entire year.

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

The Company follows Accounting Standards Codification, (ASC) 605-25 “Revenue Recognition – Multiple-Element Arrangements” to determine the recognition of revenue under collaboration agreements that include multiple elements.  The deliverables under these agreements are evaluated to determine if they have stand-alone value and revenue is allocated to the elements based upon their relative selling prices.  Since the adoption of this standard, the Company has entered into one agreement with multiple-elements.  During the first three months of 2012 the Company recognized approximately $920 in revenue related to this $1,250 agreement.  The amount recognized was comprised of $95 for materials supplied, $9 in consulting services provided and $816 in technology access fees.

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

New and Recently Adopted Accounting Standards

In June 2011, the Financial Accounting Standards Board, (FASB) issued Accounting Standards Update (ASU) 2011-05 Comprehensive Income (Topic 220), Presentation of Comprehensive Income, which amends current comprehensive income guidance.  This ASU increases the prominence of other comprehensive income in financial statements.  Under this ASU, the Company has chosen to present the components of net loss and comprehensive loss in consecutive financial statements.  The Company adopted the provisions of this guidance January 1, 2012, which resulted in adding the Consolidated Statements of Comprehensive Loss to our Consolidated Financial Statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

2.         BASIC AND DILUTED LOSS PER SHARE

Basic loss per share (EPS) is computed by dividing net loss available for common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS, except that the dilutive effect of converting or exercising all potentially dilutive securities is also included in the denominator such as stock options and restricted stock units. Basic loss per share excludes potentially dilutive securities.  For the three month periods ended March 31, 2012 and 2011, conversion of stock options and unvested restricted shares totaling 349,398 and 461,583, respectively, into common share equivalents were excluded from this calculation because they were anti-dilutive, due to the net loss incurred in each of the periods.

	Three Months Ended
	March 31,
	2012	2011

Weighted average common shares outstanding	20,488,242	20,384,041

Shares used in computing basic loss per share	20,488,242	20,384,041

Dilutive effect of stock options and unvested restricted stock units	-	-

Shares used in computing diluted loss per share	20,488,242	20,384,041

3.        DISCONTINUED OPERATIONS

On December 8, 2011, the Company completed the sale of its water and environmental products assets to Modern Water PLC for approximately $4,217, net of transaction fees.  These assets included intellectual property, inventory, commercial contracts and equipment.  The Company recognized a gain during the fourth quarter of 2011 on the sale of these assets, after transaction fees, of $3,033.

In accordance with Accounting Standards Codification (ASC) 360, Property, Plant and Equipment, the results of operations and cash flow activity of the water and environmental products were reclassified separately as a discontinued operation within the consolidated financial statements for all periods presented.  The following table presents key information associated with the operating results of the discontinued operation for the reporting periods included in the Company’s consolidated statements of operations:

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

Results of Operations of Discontinued Operations
	Three Months Ended March 31,
	2012	2011

Revenues	$-	$918

Cost of sales	-	401

Gross profit	-	517

Operating expenses:
Research and development	-	-
Selling, general and administrative	-	129
Total operating expenses	-	129

Operating income	-	388

Income tax expense	-	-

Income from discontinued operations	$-	$388

           For comparative purposes, items from discontinued operations in the Company’s March 31, 2011 Consolidated Balance Sheet included approximately $661 of accounts receivable, $1,025 of inventory and $110 of net property and equipment.

4.	SHARE-BASED COMPENSATION

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

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

Share-based compensation expense recorded in the three month periods ended March 31, 2012 and 2011 is summarized as follows:

	Three Months Ended
	March 31,
	2012	2011

Stock options	$106	$90
Employee stock purchase plan	1	1
Restricted stock awards	27	38

Total share-based compensation expense	$134	$129

Share-based compensation expense is a component of selling, general and administrative expense, and is recorded as a non-cash expense in the operating activities section of the Company’s consolidated statements of cash flows.

No options were exercised in the three month periods ended March 31, 2012 and 2011.  Proceeds received from employee payments into the ESPP in the three month periods ended March 31, 2012 and 2011, were $2 and $3, respectively.  These amounts are recorded in the cash flows from financing activities section of the Company’s consolidated statements of cash flows.

Information with respect to the activity of outstanding stock options granted under the 2000 Plan and options granted separately from the 2000 Plan for the three months ended March 31, 2012 is summarized as follows:

					Weighted	Aggregate
	Number				Average Remaining	Instrinsic
	of Shares	Price Range			Contractual term	Value

Balance, January 1, 2012	2,425,794	$1.49	-	$4.65

Granted	354,500	$2.00	-	$2.00
Cancelled / Forfeited	(103,791)	$1.50	-	$4.56

Balance, March 31, 2012	2,676,503	$1.49	-	$4.65	6.9 years	$271

Vested and excercisable at
March 31, 2012	1,259,193	$1.49	-	$4.65	5.0 years	$166

Expected to vest as of
March 31, 2012	2,555,066	$1.49	-	$4.65	6.8 years	$261

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

During the three month period ended March 31, 2012, there were 354,500 options granted with a weighted average grant date fair value, based on a Black-Scholes option pricing model, of $0.98 per share.  Of the options granted, 60,000 were granted to nonemployees.  The assumptions used in the Black-Scholes model are as follows: dividend yield 0%, expected volatility 47.62%, risk-free interest rate 1.28% and expected life of 6.87 years.  The Company uses the Simplified Method for determining the expected life of options granted to employees which is computed using the sum of the average vesting period and the contractual life of the option and dividing by two, for all periods presented.  The Company uses the contractual life of the option to determine the expected life of the option for nonemployees.

The following table provides additional information about the Company’s stock options outstanding and exercisable at March 31, 2012:

			Options Outstanding				Options Exercisable
				Weighted Average				Wtd. Average
Range of			Number of	Remaining		Exercise	Number of	Exercise
Exercise Prices			Shares	Contractual Life		Price	Shares	Price

$1.49	-	$2.51	2,126,952	8.0	Years	$1.89	709,642	$1.71
$3.05	-	$3.57	134,700	1.6	Years	$3.39	134,700	$3.39
$3.69	-	$4.65	414,851	3.0	Years	$4.16	414,851	$4.16
$1.49	-	$4.65	2,676,503	6.9	Years	$2.32	1,259,193	$2.70

A summary of the status of the Company’s unvested restricted stock as of December 31, 2011 and changes during the three month period ended March 31, 2012 is presented below.

		Weighted Average
		Grant Date	Aggregate
	Shares	Fair Value	Intrinsic Value

Non-vested RSA’s at January 1, 2012	116,250	$1.78
Granted	85,000	$2.10
Vested	(12,500)	$1.82
Cancelled / forfeited	(15,000)	$1.56

Non-vested RSA’s at March 31, 2012	173,750	$1.95	$325

Expected to vest at March 31, 2012	167,500	$1.96	$313

Restricted stock granted is generally scheduled to vest over periods of two to four years. The cost of the grant is charged to operations over the vesting period.  At March 31, 2012, the weighted average remaining term of non-vested restricted stock was 1.9 years.

 The Company also issued 410,000 performance-based Restricted Stock Units (“RSUs”) during the three months ended March 31, 2012.  The fair value of an RSU is equal to the market value of a share of stock on the date of grant.  The performance-based RSUs vest based upon the achievement of certain goals related to the Company’s senior management team, for periods ranging from June 30, 2012 through December 31, 2015.  Unless forfeited, the performance-based RSUs will be paid out in the form of stock, if the Company meets the performance targets.  If the designated performance targets are not met, no payout will be made.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

The Company also issued 315,000 performance-based RSUs during the three months ended March 31, 2011.  The performance-based RSUs vest based upon the achievement of certain revenue targets.  50% of the RSUs vest upon the achievement of certain revenue growth targets during any 12-month period prior to December 31, 2012, and any remaining unvested RSUs vest upon the achievement of certain revenue growth targets during any 12-month period prior to December 31, 2014.  Unless forfeited, the performance-based RSUs will be paid out in the form of stock, if the Company meets the performance targets.  If the designated performance targets are not met during any 12-month period prior to December 31, 2014, no payout will be made.  No expense has been recognized for these performance-based RSUs, as the probability of achieving the targets is currently assessed at not probable.

5.        INVENTORIES

The Company’s inventories are valued at the lower of cost or market. For inventories that consist primarily of test kit components, bulk serum and antibody products, cost is determined using the first in, first out method. For inventories that consist of costs associated with the production of custom antibodies, cost is determined using the specific identification method. At March 31, 2012 and December 31, 2011, inventories consisted of the following:

	March 31,	December 31,
	2012	2011

Raw materials	$715	$706
Work in progress	904	717
Finished goods	635	719
Inventories	$2,254	$2,142

6.        INTANGIBLE ASSETS

At March 31, 2012 and December 31, 2011, intangible assets consisted of the following:

	March 31,	December 31,
	2012	2011	Lives
Intangible assets	2,614	2,614	2-20
Accumulated amortization	(1,436)	(1,407)
Net intangible assets	$1,178	$1,207

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

7.        DEBT

On May 5, 2000, the Company entered into a financing agreement with a commercial bank which was amended on August 12, 2009 (as amended, the “Credit Agreement”).

On August 21, 2007, the Company received a term loan under the Credit Agreement to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $2,000 in financing, $200 of which was outstanding at March 31, 2012, and is repayable over five years, with principal payments that began on October 1, 2007. The loan bears a fixed interest rate of 5.96% with equal amortization of principal payments plus interest.

This indebtedness is secured by $200 in restricted cash as required by the Credit Agreement.

8.        INCOME TAXES

The Company evaluates its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required.  The Company had a full valuation allowance offsetting its U.S. federal and state net deferred tax assets which primarily represent net operating loss carryforwards (“NOLs”) at December 31, 2011.  During the three month period ended March 31, 2012, the Company’s management concluded that the full valuation allowance for U.S. federal and state net deferred tax assets is appropriate as the facts and circumstances during the first three months of 2012 did not change management’s conclusion that a full valuation allowance is necessary.

The Company is subject to U.S. federal and UK income tax, as well as income taxes of multiple state jurisdictions.   The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  At March 31, 2012, the Company had no interest or penalties accrued related to uncertain tax positions due to the available NOLs.

           As of January 1, 2012, the Company provided a liability for approximately $554 of unrecognized tax benefits, which if recognized in a period where there was not a full valuation allowance, would affect the effective tax rate.  For the three months ended March 31, 2012, unrecognized tax benefits increased by $6 to $560, which if recognized in a period where there was not a full valuation allowance, would affect the effective tax rate.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements reflecting the current expectations of Strategic Diagnostics Inc. and its subsidiaries (the “Company” or “SDIX”). In addition, when used in this quarterly report, the words “anticipate,” “enable,” “estimate,” “intend,” “expect,” “believe,” “potential,” “may,” “will,” “should,” “project” and similar expressions as they relate to the Company are intended to identify said forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, which may cause actual results to differ from those anticipated at this time. Such risks and uncertainties include, without limitation, changes in demand for products, delays in product development, delays in market acceptance of new products, retention of customers, attraction and retention of management and key employees, adequate supply of raw materials, inability to obtain or delays in obtaining third party approvals or required government approvals, the ability to meet increased market demand, competition, protection of intellectual property, non-infringement of intellectual property, seasonality, the ability to obtain financing and other factors more fully described in the Company’s public filings with the SEC including, without limitation, the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Background

SDIX is a biotechnology company with a core mission of developing, commercializing and marketing innovative and proprietary products, services and solutions that preserve and enhance the quality of human health and wellness.

The Company believes that its competitive position has been enhanced through the combination of talent, technology and resources resulting from the business development activities it has pursued since its inception. The Company utilizes its facilities in Newark, Delaware for the manufacture of test kits and antibodies, and its facilities located in Windham, Maine for the manufacture of antibodies.

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

The Company’s Life Sciences product portfolio includes a full suite of integrated capabilities including antibody and assay design, development and production. These capabilities, combined with our proprietary Genomic Antibody Technology™ (“GAT™”), are being used today to help discover the mechanisms of disease, facilitate the development of new drugs, and provide the means for rapid diagnosis. In 2009, the Company continued the transition from a fragmented product offering and marketing strategy to becoming a focused organization, with proven, proprietary technologies tied directly to its customers’ needs. The transition is most evident in the Life Science immuno-solutions initiative and food pathogen detection products, where the Company believes significant progress is being made.  In 2011, the Company sold its Water Quality assets as part of its overall strategy to focus on its core Life Science and Food Safety operations.  Financial information of the Water Quality division has been separately reclassified within the consolidated financial statements as a discontinued operation.  See Note 3 of the Notes to the Consolidated Financial Statements for further information.

The Company continues to develop and introduce new methods for the detection of food pathogens that deliver a strong competitive advantage to its customers. In 2009, a patent was issued to the Company for new technology to be used in proprietary enrichments of its food pathogen testing methods. The patent covers technology for increasing the specificity and sensitivity of the Company’s immunoassay test methods.

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

Results of Operations

Three Months Ended March 31, 2012 versus Three Months Ended March 31, 2011

Revenues for the three months ended March 31, 2012 decreased 14% to $5.6 million, compared to $6.6 million for the same period in 2011. The decrease in revenues in the first quarter of 2012 was the result of a 20% decrease in sales of Kit Products and a 12% decrease in the sale of Life Sciences products and services as discussed below in more detail.

	Three Months Ended
	March 31,			Percent
	2012	2011	(Decrease)	Change
	(in thousands, except percentages)
Life Sciences	$3,980	$4,498	$(518)	(12%)
Kit Products	1,657	2,060	(403)	(20%)
Revenues	$5,637	$6,558	$(921)	(14%)

Life Sciences Products and Services

Life Sciences revenues decreased 12% to $4.0 million for the three month period ended March 31, 2012, compared to $4.5 million for the same period in 2011.  This decrease was primarily the result of decreased sales to all of the Company’s customer categories, except invitro-diagnostic.  Sales to the Company’s in-vitro diagnostic customers increased 6% to approximately $2.7 million, sales to biopharma customers decreased 53% to $0.4 million, sales to content/resellers decreased 14% to $0.7 million and sales to academic/government customers decreased 24% to $0.2 million.  Included in the in-vitro diagnostic sales is $0.9 million recognized pursuant to the Becton Dickinson (BD) Diagnostics multiple-element arrangement as described in Note 1, Revenue Recognition.  These decreases were primarily related to the timing of IVD sales and a softening biopharmaceutical market.

Kit Products

Kit Products revenues decreased 20% to $1.7 million for the three months ended March 31, 2012 as compared to $2.1 million for the same period of 2011.  Sales of food pathogen products decreased 18% to $1.5 million for the three months ended March 31, 2012 from $1.8 million for the three month periods ended March 31, 2011.  This decrease was primarily the result of decreased sales of tests to detect the pathogen E. Coli, as USDA regulations for the testing of this pathogen in beef and beef products have changed, requiring many of the Company’s customers to change to a new method for testing (a technology different than the Company’s).  Ag-GMO product sales decreased 31%, to $0.2 million, in the first three months of 2012 as compared to the same period of 2011.  This decrease was primarily attributable to lower sales of seed testing products in Brazil, where sales have declined over the past few years due to reduced demand for the testing of Genetically Modified Organisms (GMO’s).

Gross profit

Gross profit for the three months ended March 31, 2012 was $3.2 million compared to $3.6 million for the same period in 2011. Gross margins were 57% and 56% for the three month periods ended March 31, 2012 and 2011, respectively.  The decrease in gross profit was primarily attributable to the lower level of sales in the 2012 period; the increase in gross margin was primarily attributable to the technology access fees recognized as revenue pursuant to the previously announced Beckton Dickinson (BD) Diagnostics multiple-element arrangement.

Research and development

Research and development expenses were $1.1 million, or 19% of revenues for the three month period ended March 31, 2012, compared to $863,000, or 13% of revenues for the three month period ended March 31, 2011.  This increase was primarily the result of increased spending related to the development of the Company’s advanced GATTM technology.

Selling, general and administrative

Selling, general and administrative expenses were $3.3 million for the three month period ended March 31, 2012 and $3.8 million for the three month period ended March 31, 2011.  This decrease was primarily the result of lower levels of personnel and their related cost.

Interest expense, net

The Company had net interest expense of $7,000 for the three month period ended March 31, 2012 compared to net interest expense of $9,000 for the three month period ended March 31, 2011. The decrease was primarily due to lower levels of debt in the 2012 period.

Income taxes

The Company recorded no income tax provision for the three month period ended March 31, 2012 compared to a tax benefit of $5,000 for the three month period ended March 31, 2011.  The Company has full valuation allowances placed against U.S. federal and state deferred tax assets.

Loss from continuing operations

Loss from continuing operations for the three month period ended March 31, 2012 was $1.2 million, or $0.06 per diluted share, compared to a loss from continuing operations of $1.0 million, or $0.05 per diluted share, for the three month period ended March 31, 2011.  Diluted shares utilized in these computations were 20.5 million and 20.4 million for the 2012 and 2011 three month periods respectively.

Income from discontinued operations

Income from the Company’s discontinued operations of its water and environmental assets were $388,000 for the three month period ended March 31, 2011.  Income per share from discontinued operations was $0.02 per diluted share for the three month period ended March 31, 2011.  Diluted shares utilized in this computation were 20.4 million.

Net loss

Net loss was $1.2 million, or $0.06 per diluted share, for the three month period ended March 31, 2012, compared to a net loss of $658,000, or $0.03 per diluted share, for the same period in 2011. Diluted shares utilized were 20.5 million and 20.4 million for the 2012 and 2011 periods, respectively.

Liquidity and Capital Resources

The net cash used in operating activities was $306,000 for the first three months of 2012 compared to net cash provided by operating activities of $495,000 for the first three months of 2011.  The net cash used in operating activities for the 2012 period was primarily the result of the net loss incurred and an increase in other current assets, partially offset by an increase in accrued expenses and deferred revenue.  The net cash provided by operating activities for the 2011 period was primarily the result of a decrease in accounts receivable and an increase in accrued expenses, partially offset by the net loss incurred for the period.

Net cash used in investing activities of $585,000 for the first three months of 2012 related to the capital expenditures for the period. This compares to net cash used in investing activities of $83,000 for the first three months of 2011. The capital expenditures for the 2012 period were primarily related to purchases of manufacturing and laboratory equipment, as well as leasehold improvements.  The capital expenditures for the 2011 period were primarily related to computer equipment.

Net cash provided by financing activities of $2,000 for the first three months of 2012 was attributable to a reduction in the Company’s restricted cash requirement offset by scheduled debt repayments and payments into the Company’s Employee Stock Purchase Plan.  Net cash provided by financing activities of $3,000 for the first three months of 2011 was the result of a reduction in the Company’s restricted cash requirement offset by scheduled debt repayments and payments into the Company’s Employee Stock Purchase Plan.

The Company’s working capital (current assets less current liabilities) was $13.5 million at March 31, 2012 compared to $14.9 million at December 31, 2011.

On May 5, 2000, the Company entered into a financing agreement with a commercial bank which was amended on August 12, 2009 (as amended, the “Credit Agreement”).

On August 21, 2007, the Company received a term loan under the Credit Agreement to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $2 million in financing, $200,000 of which was outstanding at March 31, 2012, and is repayable over five years, with principal payments that began on October 1, 2007. The loan bears a fixed interest rate of 5.96% with equal amortization of principal payments plus interest.

This indebtedness is secured by $200,000 in restricted cash as required by the Credit Agreement.

For the three months ended March 31, 2012, the Company satisfied all of its cash requirements from cash available and on-hand.  At March 31, 2012, the Company had $200,000 of debt and $19.0 million of stockholders’ equity.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting

PART II – OTHER INFORMATION

Item 6. Exhibits

10.1
Collaboration, License and Supply Agreement, dated as of February 2, 2012, between Beckton Dickinson and Company, through its BD diagnostics – diagnostics Systems business unit, and Strategic Diagnostics Inc., d/b/a/ SDIX.*

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

* Confidential treatment has been granted as to certain portions of this exhibit pursuant to rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC DIAGNOSTICS INC.

Date: May 14, 2012	/s/ Francis M. DiNuzzo
Francis M. DiNuzzo President, Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2012	/s/ Kevin J. Bratton
Kevin J. Bratton Vice President – Finance and Chief Financial Officer (Principal Financial and Accounting Officer)