Form 10-Q
period 2012-06-30
STRATEGIC DIAGNOSTICS INC/DE/
filed 2012-08-13
CIK 911649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Yes: ☐          No: ☒

As of July 30, 2012, there were 21,263,882 outstanding shares of the Registrant’s common stock, par value $.01 per share.

STRATEGIC DIAGNOSTICS INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)
	June 30,	December 31,
	2012	2011
ASSETS
Current Assets :
Cash and cash equivalents	$7,535	$10,665
Restricted cash	100	300
Receivables, net	3,503	3,758
Inventories	2,720	2,142
Other current assets	802	618
Total current assets	14,660	17,483

Property and equipment, net	4,951	3,890
Other assets	48	6
Deferred tax asset	36	36
Intangible assets, net	1,150	1,207
Total assets	$20,845	$22,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities :
Current portion of debt	$146	$300
Accounts payable	673	556
Accrued expenses	1,855	1,769
Deferred revenue	239	-
Total current liabilities	2,913	2,625

Long-term debt	217	-

Stockholders’ Equity:
Preferred stock, $.01 par value, 20,920,648 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.01 par value, 50,000,000 shares authorized,
21,667,032 and 21,000,960 issued
at June 30, 2012 and December 31, 2011, respectively	210	210
Additional paid-in capital	42,513	42,146
Treasury stock, 406,627 common shares at cost
at June 30, 2012 and December 31, 2011	(555)	(555)
Accumulated deficit	(24,190)	(21,537)
Cumulative translation adjustments	(263)	(267)
Total stockholders’ equity	17,715	19,997
Total liabilities and stockholders’ equity	$20,845	$22,622

The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues	$5,492	$6,057	$11,129	$12,615

Cost of sales	2,535	2,517	4,977	5,429

Gross profit	2,957	3,540	6,152	7,186

Operating expenses:
Research and development	976	842	2,074	1,705
Selling, general and administrative	3,427	3,778	6,714	7,603
Total operating expenses	4,403	4,620	8,788	9,308

Operating loss	(1,446)	(1,080)	(2,636)	(2,122)

Interest expense, net	(10)	(8)	(17)	(17)

Loss from continuing operations before taxes	(1,456)	(1,088)	(2,653)	(2,139)

Income tax expense	-	7	-	2

Loss from continuing operations, net of taxes	$(1,456)	$(1,095)	$(2,653)	$(2,141)

Income from discontinued operations	-	438	-	826

Net loss	$(1,456)	$(657)	$(2,653)	$(1,315)

Basic loss per share from continuing operations	$(0.07)	$(0.05)	$(0.13)	$(0.10)
Basic income per share from discontinued operations	0.00	0.02	0.00	0.04

Basic net loss per share	$(0.07)	$(0.03)	$(0.13)	$(0.06)

Shares used in computing basic net loss per share	20,506,499	20,418,363	20,497,523	20,401,055

Diluted loss per share from continuing operations	$(0.07)	$(0.05)	$(0.13)	$(0.10)
Diluted income per share from discontinued operations	0.00	0.02	0.00	0.04

Diluted net loss per share	$(0.07)	$(0.03)	$(0.13)	$(0.06)

Shares used in computing diluted net loss per share	20,506,499	20,418,363	20,497,523	20,401,055

The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net loss	$(1,456)	$(657)	$(2,653)	$(1,315)

Foreign currency translation adjustment	(18)	(3)	4	16

Comprehensive loss	$(1,474)	$(660)	$(2,649)	$(1,299)

The accompanying notes are an integral part of these statements

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months
	Ended June 30,
	2012	2011

Cash Flows from Operating Activities :
Net loss	$(2,653)	$(1,315)
Add: Income from discontinued operations	-	826
Loss from continuing operations	(2,653)	(2,141)
Adjustments to reconcile net loss to net
cash used in operating activities :
Depreciation and amortization	545	613
Share-based compensation expense	360	250
(Increase) decrease in :
Receivables	255	(188)
Inventories	(578)	36
Other current assets	(184)	(654)
Other assets	(42)	37
Increase (decrease) in :
Accounts payable	117	76
Accrued expenses	86	902
Deferred revenue	239	79
Net cash used in operating activities	(1,855)	(164)

Cash Flows from Investing Activities :
Purchase of property and equipment	(1,278)	(445)
Net cash used in investing activities	(1,278)	(445)

Cash Flows from Financing Activities :
Proceeds from employee stock purchase plan	7	7
Proceeds from stock option exercises	-	64
Restricted cash requirement	200	200
Repayments on financing obligations	(208)	(200)
Net cash (used in) provided by financing activities	(1)	71

Effect of exchange rate changes on cash	4	16

Net decrease in Cash and Cash Equivalents	(3,130)	(522)

Cash and Cash Equivalents, Beginning of Period	10,665	8,056

Cash and Cash Equivalents, End of Period	$7,535	$7,534

Supplemental Cash Flow Disclosure :

Capital lease obligations	271	-

Cash paid for taxes, net of tax refunds	23	23

Cash paid for interest	20	28

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

SDIX has been developing antibody based solutions which have advanced our customers’ immuno-based work for 20 years. By applying its core competencies of creating proprietary, high-quality antibodies and assay development solutions, the Company has produced sophisticated testing and reagent systems that are responsive to our customers’ analytical information needs.

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

The Company follows Accounting Standards Codification, (ASC) 605-25 “Revenue Recognition – Multiple-Element Arrangements” to determine the recognition of revenue under collaboration agreements that include multiple elements.  The deliverables under these agreements are evaluated to determine if they have stand-alone value and revenue is allocated to the elements based upon their relative selling prices.  Since the adoption of this standard, the Company has entered into one agreement with multiple-elements.  In the three months ended June 30, 2012, the Company recognized approximately $108 in revenue related to this agreement, and was comprised of $95 for materials shipped and $13 in consulting services provided.  In the six months ended June 30, 2012, the Company recognized approximately $1,028 in revenue related to this $1,250 agreement.  The amount recognized was comprised of $190 for materials supplied, $22 in consulting services provided and $816 in technology access fees.

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

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

2.         BASIC AND DILUTED LOSS PER SHARE

Basic loss per share (EPS) is computed by dividing net loss available for common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS, except that the dilutive effect of converting or exercising all potentially dilutive securities is also included in the denominator such as stock options and restricted stock units. Basic loss per share excludes potentially dilutive securities.  For the three month periods ending June 30, 2012 and 2011, conversion of stock options and unvested restricted shares totaling 760,988 and 401,872, respectively, into common share equivalents, and for the six month periods ended June 30, 2012 and 2011, conversion of stock options and unvested restricted shares totaling 839,309 and 406,535, respectively, into common share equivalents were excluded from this calculation because they were anti-dilutive, due to the net loss incurred in each of the periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Weighted average common shares outstanding	20,506,499	20,418,363	20,497,523	20,401,055

Shares used in computing basic loss per share	20,506,499	20,418,363	20,497,523	20,401,055

Dilutive effect of stock options and unvested restricted shares	-	-	-	-

Shares used in computing diluted loss per share	20,506,499	20,418,363	20,497,523	20,401,055

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

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

Results of Operations of Discontinued Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues	$-	$1,013	$-	$1,932

Cost of sales	-	442	-	844

Gross profit	-	571	-	1,088

Operating expenses:
Research and development	-	-	-	-
Selling, general and administrative	-	133	-	262
Total operating expenses	-	133	-	262

Operating income	-	438	-	826

Income tax expense	-	-	-	-

Income from discontinued operations	$-	$438	$-	$826

For comparative purposes, items from discontinued operations in the Company’s June 30, 2011 Consolidated Balance Sheet included approximately $692 of accounts receivable, $1,035 of inventory and $101 of net property and equipment.

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

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

Share-based compensation expense recorded in the three and six month periods ended June 30, 2012 and 2011 is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Stock options	$153	$97	$259	$187
Employee stock purchase plan	-	1	1	2
Restricted stock awards	73	23	100	61

Total share-based compensation expense	$226	$121	$360	$250

Share-based compensation expense is a component of selling, general and administrative expense, and is recorded as a non-cash expense in the operating activities section of the Company’s consolidated statements of cash flows.

No options were exercised in the six month period ended June 30, 2012.  Proceeds from the exercise of stock options were $64 in the six month period ended June 30, 2011.  Proceeds received from employee payments into the ESPP in the six month periods ended June 30, 2012 and 2011, were $6 and $7, respectively.  These amounts are recorded in the cash flows from financing activities section of the Company’s consolidated statements of cash flows.

Information with respect to the activity of outstanding stock options granted under the 2000 Plan and options granted separately from the 2000 Plan for the six months ended June 30, 2012 is summarized as follows:

					Weighted	Aggregate
	Number				Average Remaining	Instrinsic
	of Shares	Price Range			Contractual term	Value

Balance, January 1, 2012	2,425,794	$1.49	-	$4.65

Granted	669,500	$1.60	-	$2.10
Cancelled / Forfeited	(391,291)	$1.50	-	$4.65

Balance, June 30, 2012	2,704,003	$1.49	-	$4.65	7.4 years	$-

Vested and excercisable at
June 30, 2012	1,260,053	$1.49	-	$4.65	6.0 years	$-

Expected to vest as of
June 30, 2012	2,574,358	$1.49	-	$4.65	7.3 years	$-

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

During the six month period ended June 30, 2012, there were 669,500 options granted with a weighted average grant date fair value, based on a Black-Scholes option pricing model, of $0.85 per share.  Of the options granted, 60,000 were granted to nonemployees.  The assumptions used in the Black-Scholes model are as follows: dividend yield 0%, expected volatility 48.34%, risk-free interest rate 1.10% and expected life of 6.29 years.  The Company uses the Simplified Method for determining the expected life of options granted to employees which is computed using the sum of the average vesting period and the contractual life of the option and dividing by two, for all periods presented.  The Company uses the contractual life of the option to determine the expected life of the option for nonemployees.

The following table provides additional information about the Company’s stock options outstanding and exercisable at June 30, 2012:

			Options Outstanding				Options Exercisable
				Weighted Average				Wtd. Average
Range of			Number of	Remaining		Exercise	Number of	Exercise
Exercise Prices			Shares	Contractual Life		Price	Shares	Price

$1.49	-	$2.51	2,346,452	8.0	Years	$1.85	902,502	$1.75
$3.05	-	$3.57	106,700	1.8	Years	$3.42	106,700	$3.42
$3.69	-	$4.65	250,851	4.7	Years	$4.17	250,851	$4.17
$1.49	-	$4.65	2,704,003	7.4	Years	$2.13	1,260,053	$2.37

A summary of the status of the Company’s unvested restricted stock as of December 31, 2011 and changes during the six month period ended June 30, 2012 is presented below.

		Weighted Average
		Grant Date	Aggregate
	Shares	Fair Value	Intrinsic Value

Non-vested RSA’s at January 1, 2012	116,250	$1.78
Granted	677,500	$1.65
Vested	(52,500)	$1.84
Cancelled / forfeited	(15,000)	$1.56

Non-vested RSA’s at June 30, 2012	726,250	$1.66	$872

Expected to vest at June 30, 2012	663,750	$1.67	$797

Restricted stock granted is generally scheduled to vest over periods of two to four years. The cost of the grant is charged to operations over the vesting period.  At June 30, 2012, the weighted average remaining term of non-vested restricted stock was 2.9 years.

The Company also issued 410,000 performance-based Restricted Stock Units (“RSUs”) during the six months ended June 30, 2012.  The fair value of an RSU is equal to the market value of a share of stock on the date of grant.  The performance-based RSUs vest based upon the achievement of certain goals related to the Company’s senior management team, for periods ranging from June 30, 2012 through December 31, 2015.  Unless forfeited, the performance-based RSUs will be paid out in the form of stock, if the Company meets the performance targets.  If the designated performance targets are not met, no payout will be made.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

The Company also issued 315,000 performance-based RSUs during the six months ended June 30, 2011.  The performance-based RSUs vest based upon the achievement of certain revenue targets.  50% of the RSUs vest upon the achievement of certain revenue growth targets during any 12-month period prior to December 31, 2012, and any remaining unvested RSUs vest upon the achievement of certain revenue growth targets during any 12-month period prior to December 31, 2014.  Unless forfeited, the performance-based RSUs will be paid out in the form of stock, if the Company meets the performance targets.  If the designated performance targets are not met during any 12-month period prior to December 31, 2014, no payout will be made.  No expense has been recognized for these performance-based RSUs, as the probability of achieving the targets is currently assessed at not probable.

5.         INVENTORIES

The Company’s inventories are valued at the lower of cost or market. For inventories that consist primarily of test kit components, bulk serum and antibody products, cost is determined using the first in, first out method. For inventories that consist of costs associated with the production of custom antibodies, cost is determined using the specific identification method. At June 30, 2012 and December 31, 2011, inventories consisted of the following:

	June 30,	December 31,
	2012	2011

Raw materials	$883	$706
Work in progress	1,264	717
Finished goods	573	719
Inventories	$2,720	$2,142

6.         INTANGIBLE ASSETS

At June 30, 2012 and December 31, 2011, intangible assets consisted of the following:

	June 30,	December 31,
	2012	2011	Lives
Intangible assets	2,614	2,614	2-20
Accumulated amortization	(1,464)	(1,407)
Net intangible assets	$1,150	$1,207

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

7.        DEBT

On May 5, 2000, the Company entered into a financing agreement with a commercial bank which was amended on August 12, 2009 (as amended, the “Credit Agreement”).

On August 21, 2007, the Company received a term loan under the Credit Agreement to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $2,000 in financing, $100 of which was outstanding at June 30, 2012, and is repayable over five years, with principal payments that began on October 1, 2007. The loan bears a fixed interest rate of 5.96% with equal amortization of principal payments plus interest.

This indebtedness is secured by $100 in restricted cash as required by the Credit Agreement.

On March 26, 2012, the Company entered into a Master Equipment Lease agreement with a commercial bank.  The agreement is for a $500 revolving line of credit to purchase equipment.  The equipment purchased has a distinct lease schedule under the agreement and provides for specific terms of payment related to that particular equipment lease.  For accounting purposes, the leases are considered capital leases and accordingly are recorded as debt and amortized with an imputed interest rate according to the terms of the applicable equipment lease.  All leases carry a one dollar buyout at lease end.

To date, the Company has borrowed $271 against this Master Lease agreement, which includes three separate leases, of which $263 is outstanding as of June 30, 2012.  Each of three leases contains a 60 month term with an imputed interest rate of approximately 4.3%.

The Company has certain financial covenants to meet related to this Master Equipment Lease, including a debt coverage ratio of not less than 1.25 to 1 based upon a trailing 12 month basis, tangible net worth of not less than $15,000, minimum liquidity of $2,000 and a requirement to maintain its primary banking accounts with the commercial bank.  As of June 30, 2012, the Company was in compliance with all applicable loan covenants.

8.        INCOME TAXES

The Company evaluates its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required.  The Company had a full valuation allowance offsetting its U.S. federal and state net deferred tax assets which primarily represent net operating loss carryforwards (“NOLs”) at December 31, 2011.  During the six-month period ended June 30, 2012, the Company’s management concluded that a full valuation allowance for U.S. federal and state net deferred tax assets remains appropriate as the facts and circumstances during the first six months of 2012 did not change management’s conclusion that a full valuation allowance is necessary.

The Company is subject to U.S. federal and UK income tax, as well as income taxes of multiple state jurisdictions.   The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  At June 30, 2012, the Company had no interest or penalties accrued related to uncertain tax positions due to the available NOLs.

As of January 1, 2012, the Company provided a liability for approximately $554 of unrecognized tax benefits, which if recognized in a period where there was not a full valuation allowance, would affect the effective tax rate.  For the six months ended June 30, 2012, unrecognized tax benefits increased by $12 to $566, which if recognized in a period where there was not a full valuation allowance, would affect the effective tax rate.

For federal purposes, post-1992 tax years remain open to examination as a result of earlier net operating losses being utilized. For state purposes, the statute of limitations remains open in a similar manner. The Company does not expect that the total amount of unrecognized tax benefits related to positions taken in prior periods will change significantly during the next 12 months.

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

The Company believes that by applying its core competency of creating custom antibodies, it produces sophisticated diagnostic and reagents that are responsive to customer needs. Customers benefit from a quantifiable “return on investment” by reducing time, labor and/or material costs associated with applications for which the Company’s products are used. In addition, the Company believes its tests provide high levels of accuracy, reliability and actionability of essential test results as compared to alternative products. The Company is focused on sustaining this competitive advantage by leveraging its expertise in immunology, proteomics, and other bio-reactive technologies to continue its successful customer-focused research and development efforts. The Company believes that an established product base, quality manufacturing expertise, experienced sales and marketing organization, established network of distributors, corporate partner relationships and proven research and development expertise will be critical elements of its potential future success.

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

Results of Operations

Three Months Ended June 30, 2012 versus Three Months Ended June 30, 2011

Revenues for the three months ended June 30, 2012 decreased 9% to $5.5 million, compared to $6.1 million for the same period in 2011. The decrease in revenues in the second quarter of 2012 was the result of a 2% decrease in sales of Kit Products and a 12% decrease in the sale of Life Sciences products and services as discussed below in more detail.
	Three Months Ended
	June 30,			Percent
	2012	2011	(Decrease)	Change
	(in thousands, except percentages)
Life Sciences	$3,635	$4,153	$(518)	(12%)
Kit Products	1,857	1,904	(47)	(2%)
Revenues	$5,492	$6,057	$(565)	(9%)

Life Sciences Products and Services

Life Sciences revenues decreased 12% to $3.6 million for the three-month period ended June 30, 2012, compared to $4.2 million for the same period in 2011.  This decrease was primarily the result of decreased sales to all of the Company’s customer categories, except in-vitro diagnostic.  Sales to the Company’s in-vitro diagnostic customers increased 0.5% to approximately $2.3 million, sales to biopharma customers decreased 31% to $0.6 million, sales to content/resellers decreased 30% to $0.6 million and sales to academic/government customers decreased 0.5% to $0.1 million.  Included in the in-vitro diagnostic sales is $0.1 million recognized pursuant to the Becton Dickinson (BD) Diagnostics multiple-element arrangement as described in Note 1, Revenue Recognition.  These decreases were primarily related to a softening biopharmaceutical market.

Kit Products

Kit Products revenues decreased 2% to $1.86 million for the three-month period ended June 30, 2012 as compared to $1.90 million for the same period of 2011.  Sales of food pathogen products decreased 1% to $1.60 million for the three months ended June 30, 2012 from $1.62 million for the same period in 2011.  This decrease was primarily the result of decreased sales of tests to detect the pathogen E. Coli, as USDA regulations for the testing of this pathogen in beef and beef products have changed, requiring many of the Company’s customers to change to a new method for testing (a technology different from the Company’s).  Ag-GMO product sales decreased 12%, to $0.25 million, in the second quarter of 2012 as compared to the same period of 2011.  This decrease was primarily attributable to lower sales of seed testing products in Brazil, where sales have declined over the past few years due to reduced demand for the testing of Genetically Modified Organisms (GMOs).

Gross profit

Gross profit for the three months ended June 30, 2012 was $3.0 million compared to $3.5 million for the same period in 2011. Gross margins were 54% and 58% for the three month periods ended June 30, 2012 and 2011, respectively.  The decrease in gross profit and gross margin was primarily attributable to the lower level of sales in the 2012 period.

Research and development

Research and development expenses were $976,000, or 18% of revenues for the three-month period ended June 30, 2012, compared to $842,000, or 14% of revenues, for the three-month period ended June 30, 2011.  This increase was primarily the result of increased spending related to the development of the Company’s advanced GATTM technology.

Selling, general and administrative

Selling, general and administrative expenses were $3.4 million for the three-month period ended June 30, 2012 and $3.8 million for the three-month period ended June 30, 2011.  This decrease was primarily the result of lower levels of personnel and their related cost.

Interest expense, net

The Company had net interest expense of $10,000 for the three-month period ended June 30, 2012 compared to net interest expense of $8,000 for the three-month period ended June 30, 2011. This increase is primarily due to the borrowings against the equipment financing revolving line of credit the Company secured in the three-month period ended June 30, 2012.

Income taxes

The Company recorded no income tax provision for the three-month period ended June 30, 2012 compared to a tax expense of $7,000 for the three-month period ended June 30, 2011.  The Company has full valuation allowances placed against U.S. federal and state deferred tax assets.

Loss from continuing operations

Loss from continuing operations for the three-month period ended June 30, 2012 was $1.5 million, or $0.07 per diluted share, compared to a loss from continuing operations of $1.1 million, or $0.05 per diluted share, for the three-month period ended June 30, 2011.  Diluted shares utilized in these computations were 20.5 million and 20.4 million for the 2012 and 2011 three month periods, respectively.

Income from discontinued operations

Income from the Company’s discontinued operations of its water and environmental assets were $438,000 for the three-month period ended June 30, 2011.  Income per share from discontinued operations was $0.02 per diluted share for the three-month period ended June 30, 2011.  Diluted shares utilized in this computation were 20.4 million.

Net loss

Net loss was $1.5 million, or $0.07 per diluted share, for the three-month period ended June 30, 2012, compared to a net loss of $657,000, or $0.03 per diluted share, for the same period in 2011. Diluted shares utilized were 20.5 million and 20.4 million for the 2012 and 2011 periods, respectively.

Six Months Ended June 30, 2012 versus Six Months Ended June 30, 2011

Revenues for the six months ended June 30, 2012 decreased 12% to $11.1 million, compared to $12.6 million for the same period in 2011. The decrease in revenues in the first six months of 2012 was the result of an 11% decrease in sales of Kit Products and a 12% decrease in the sale of Life Sciences products and services as discussed below in more detail.

	Six Months Ended
	June 30,			Percent
	2012	2011	(Decrease)	Change
	(in thousands, except percentages)
Life Sciences	$7,615	$8,651	$(1,036)	(12%)
Kit Products	3,514	3,964	(450)	(11%)
Revenues	$11,129	$12,615	$(1,486)	(12%)

Life Sciences Products and Services

Life Sciences revenues decreased 12% to $7.6 million for the six-month period ended June 30, 2012, compared to $8.7 million for the same period in 2011.  This decrease was primarily the result of decreased sales to all of the Company’s customer categories, except in-vitro diagnostic.  Sales to the Company’s in-vitro diagnostic customers increased 3% to approximately $5.0 million, sales to biopharma customers decreased 42% to $1.0 million, sales to content/resellers decreased 22% to $1.3 million and sales to academic/government customers decreased 13% to $0.3 million.  Included in the in-vitro diagnostic sales is $1.0 million recognized pursuant to the Becton Dickinson (BD) Diagnostics multiple-element arrangement as described in Note 1, Revenue Recognition.  These decreases were primarily related to the timing of IVD sales and a softening biopharmaceutical market.

Kit Products

Kit Products revenues decreased 11% to $3.5 million for the six months ended June 30, 2012 as compared to $4.0 million for the same period of 2011.  Sales of food pathogen products decreased 10% to $3.1 million for the six months ended June 30, 2012 from $3.4 million for the six-month period ended June 30, 2011.  This decrease was primarily the result of decreased sales of tests to detect the pathogen E. Coli, as USDA regulations for the testing of this pathogen in beef and beef products have changed, requiring many of the Company’s customers to change to a new method for testing (a technology different from the Company’s).  Ag-GMO product sales decreased 21%, to $0.4 million, in the first six months of 2012 as compared to the same period of 2011.  This decrease was primarily attributable to lower sales of seed testing products in Brazil, where sales have declined over the past few years due to reduced demand for the testing of Genetically Modified Organisms (GMOs).

Gross profit

Gross profit for the six months ended June 30, 2012 was $6.2 million compared to $7.2 million for the same period in 2011. Gross margins were 55% and 57% for the six-month periods ended June 30, 2012 and 2011, respectively.  The decrease in gross profit and gross margin was primarily attributable to the lower level of sales in the 2012 period.

Research and development

Research and development expenses were $2.1 million, or 19% of revenues, for the six-month period ended June 30, 2012, compared to $1.7 million, or 14% of revenues for the six-month period ended June 30, 2011.  This increase was primarily the result of increased spending related to the development of the Company’s advanced GATTM technology.

Selling, general and administrative

Selling, general and administrative expenses were $6.7 million for the six-month period ended June 30, 2012 and $7.6 million for the six-month period ended June 30, 2011.  This decrease was primarily the result of lower levels of personnel and their related cost.

Interest expense, net

The Company had net interest expense of $17,000 for both the six-month periods ended June 30, 2012 and June 30, 2011.

Income taxes

The Company recorded no income tax provision for the six-month period ended June 30, 2012 compared to a tax expense of $2,000 for the six month period ended June 30, 2011.  The Company has full valuation allowances placed against U.S. federal and state deferred tax assets.

Loss from continuing operations

Loss from continuing operations for the six-month period ended June 30, 2012 was $2.7 million, or $0.13 per diluted share, compared to a loss from continuing operations of $2.1 million, or $0.10 per diluted share, for the six-month period ended June 30, 2011.  Diluted shares utilized in these computations were 20.5 million and 20.4 million for the 2012 and 2011 six month periods, respectively.

Income from discontinued operations

Income from the Company’s discontinued operations of its water and environmental assets were $826,000 for the six-month period ended June 30, 2011.  Income per share from discontinued operations was $0.04 per diluted share for the six-month period ended June 30, 2011.  Diluted shares utilized in this computation were 20.4 million.

Net loss

Net loss was $2.7 million, or $0.13 per diluted share, for the six-month period ended June 30, 2012, compared to a net loss of $1.3 million, or $0.06 per diluted share, for the same period in 2011. Diluted shares utilized were 20.5 million and 20.4 million for the 2012 and 2011 periods, respectively.

Liquidity and Capital Resources

The net cash used in operating activities was $1.9 million for the first six months of 2012 compared to net cash used in operating activities of $164,000 for the first six months of 2011.  The net cash used in operating activities for the 2012 period was primarily the result of the net loss incurred and an increase in inventories, partially offset by an increase in accounts payable and deferred revenue.  The net cash used in operating activities for the 2011 period was primarily the result of the net loss incurred for the period, partially offset by an increase in accrued expenses.

Net cash used in investing activities of $1.3 million for the first six months of 2012 related to the capital expenditures for the period. This compares to net cash used in investing activities of $445,000 for the first six months of 2011. The capital expenditures for the 2012 period were primarily related to purchases of manufacturing and laboratory equipment, as well as leasehold improvements.  The capital expenditures for the 2011 period were primarily related to leasehold improvements and computer equipment.

Net cash used in financing activities of $1,000 for the first six months of 2012 was attributable to a reduction in the Company’s restricted cash requirement offset by scheduled debt repayments..  Net cash provided by financing activities of $71,000 for the first six months of 2011 was the result of a reduction in the Company’s restricted cash requirement, proceeds for the exercise of stock options and payments into the Company’s Employee Stock Purchase Plan, offset by scheduled debt repayments. The Company’s working capital (current assets less current liabilities) was $11.7 million at June 30, 2012 compared to $14.9 million at December 31, 2011.

On May 5, 2000, the Company entered into a financing agreement with a commercial bank which was amended on August 12, 2009 (as amended, the “Credit Agreement”).

On August 21, 2007, the Company received a term loan under the Credit Agreement to finance the construction of new facilities at its Windham, Maine location. This agreement provided for up to $2 million in financing, $100,000 of which was outstanding at June 30, 2012, and is repayable over five years, with principal payments that began on October 1, 2007. The loan bears a fixed interest rate of 5.96% with equal amortization of principal payments plus interest.

This indebtedness is secured by $100,000 in restricted cash as required by the Credit Agreement.

On March 26, 2012, the Company entered into a Master Equipment Lease agreement with a commercial bank.  The agreement is for a $500,000 revolving line of credit to purchase equipment.  The equipment purchased has a distinct schedule under the agreement and provides for specific terms of payment related to that particular equipment lease.  For accounting purposes, the leases are considered capital leases and accordingly are recorded as debt and amortized with an imputed interest rate according to the terms of the applicable equipment lease.  All leases carry a one dollar buyout at lease end.

To date, the Company has borrowed $271,000 against this Master Lease agreement, which includes three separate leases, of which $263,000 is outstanding as of June 30, 2012.  Each of three leases contains a 60 month term with an imputed interest rate of approximately 4.3%.

The Company has certain financial covenants to meet related to this Master Equipment Lease, including a debt coverage ratio of not less than 1.25 to 1 based upon a trailing 12 months basis, tangible net worth of not less than $15.0 million, minimum liquidity of $2.0 million and a requirement to maintain its primary banking accounts with the Commercial Bank.  As of June 30, 2012, the Company was in compliance with all applicable loan covenants.

For the six months ended June 30, 2012, the Company satisfied all of its cash requirements from cash available and on-hand, and the above noted Master Equipment Lease agreement.  At June 30, 2012, the Company had $363,000 of debt and $17.7 million of stockholders’ equity.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

STRATEGIC DIAGNOSTICS INC.
Date: August 13, 2012	/s/ Francis M. DiNuzzo
Francis M. DiNuzzo President, Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2012	/s/ Kevin J. Bratton
Kevin J. Bratton Vice President – Finance and Chief Financial Officer (Principal Financial and Accounting Officer)