Form 10-Q
period 2012-09-30
STRATEGIC DIAGNOSTICS INC/DE/
filed 2012-11-14
CIK 911649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Yes: ☐          No: ☒

As of October 30, 2012, there were 20,986,071 outstanding shares of the Registrant’s common stock, par value $.01 per share.

STRATEGIC DIAGNOSTICS INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2012	2011
ASSETS
Current Assets :
Cash and cash equivalents	$6,995	$10,665
Restricted cash	-	300
Receivables, net	3,173	3,758
Inventories	1,763	2,142
Other current assets	662	618
Current assets held for sale	948	-
Total current assets	13,541	17,483

Property and equipment, net	4,743	3,890
Other assets	52	6
Deferred tax asset	37	36
Intangible assets, net	-	1,207
Non-current assets held for sale	1,245	-
Total assets	$19,618	$22,622

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities :
Current portion of debt	$46	$300
Accounts payable	401	556
Accrued expenses	2,044	1,769
Deferred revenue	117	-
Total current liabilities	2,608	2,625

Long-term debt	204	-

Stockholders' Equity:
Preferred stock, $.01 par value, 20,920,648 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.01 par value, 50,000,000 shares authorized,
21,389,259 and 21,000,960 issued
at September 30, 2012 and December 31, 2011, respectively	210	210
Additional paid-in capital	42,610	42,146
Treasury stock, 406,627 common shares at cost
at September 30, 2012 and December 31, 2011	(555)	(555)
Accumulated deficit	(25,221)	(21,537)
Cumulative translation adjustments	(238)	(267)
Total stockholders' equity	16,806	19,997
Total liabilities and stockholders' equity	$19,618	$22,622

The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues	$3,995	$4,085	$11,610	$12,735

Cost of sales	2,085	1,793	5,664	5,784

Gross profit	1,910	2,292	5,946	6,951

Operating expenses:
Research and development	987	930	2,837	2,414
Selling, general and administrative	2,638	2,882	8,429	9,214
Total operating expenses	3,625	3,812	11,266	11,628

Operating loss	(1,715)	(1,520)	(5,320)	(4,677)

Interest expense, net	(5)	(10)	(22)	(27)

Loss from continuing operations before taxes	(1,720)	(1,530)	(5,342)	(4,704)

Income tax expense	-	27	-	29

Loss from continuing operations, net of taxes	(1,720)	(1,557)	(5,342)	(4,733)

Income from discontinued operations	690	863	1,658	2,724

Net loss	$(1,030)	$(694)	$(3,684)	$(2,009)

Basic loss per share from continuing operations	$(0.08)	$(0.08)	$(0.26)	$(0.23)
Basic income per share from discontinued operations	0.03	0.04	0.08	0.13

Basic net loss per share	$(0.05)	$(0.03)	$(0.18)	$(0.10)

Shares used in computing basic net loss per share	20,536,745	20,467,245	20,510,751	20,423,521

Diluted loss per share from continuing operations	$(0.08)	$(0.08)	$(0.26)	$(0.23)
Diluted income per share from discontinued operations	0.03	0.04	0.08	0.13

Diluted net loss per share	$(0.05)	$(0.03)	$(0.18)	$(0.10)

Shares used in computing diluted net loss per share	20,536,745	20,467,245	20,510,751	20,423,521

The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net loss	$(1,030)	$(694)	$(3,684)	$(2,009)

Foreign currency translation adjustment	25	(17)	29	(1)

Comprehensive loss	$(1,005)	$(711)	$(3,655)	$(2,010)

The accompanying notes are an integral part of these statements

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months
	Ended September 30,
	2012	2011

Cash Flows from Operating Activities :
Net loss	$(3,684)	$(2,009)
Add: Income from discontinued operations	1,658	2,724
Loss from continuing operations	(5,342)	(4,733)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities :
Depreciation and amortization	857	928
Share-based compensation expense	455	376
Deferred income tax provision	(1)	1
(Increase) decrease in :
Receivables	585	(60)
Inventories	(569)	(43)
Other current assets	(44)	(379)
Other assets	(46)	36
Increase (decrease) in :
Accounts payable	(155)	(42)
Accrued expenses	275	673
Deferred revenue	117	63
Net cash used in operating activities	(2,210)	(456)

Cash Flows from Investing Activities :
Purchase of property and equipment	(1,478)	(641)
Net cash used in investing activities	(1,478)	(641)

Cash Flows from Financing Activities :
Proceeds from employee stock purchase plan	10	13
Proceeds from stock option exercises	-	64
Restricted cash requirement	300	300
Repayments on financing obligations	(321)	(300)
Net cash provided by (used in) financing activities	(11)	77

Effect of exchange rate changes on cash	29	(1)

Net decrease in Cash and Cash Equivalents	(3,670)	(1,021)

Cash and Cash Equivalents, Beginning of Period	10,665	8,056

Cash and Cash Equivalents, End of Period	$6,995	$7,035

Supplemental Cash Flow Disclosure :

Capital lease obligations	271	-

Cash paid for taxes, net of tax refunds	32	32

Cash paid for interest	27	39

The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Strategic Diagnostics Inc. and its subsidiaries (“SDIX,” the “Company,” “we,” “our” or “us”), is a biotechnology company with a core mission of developing, commercializing and marketing innovative, effective products and solutions, many of which are proprietary, that preserve and enhance the quality of human health and wellness. The Company serves the pharmaceutical, biotechnology and diagnostic markets.

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

The Company believes that our competitive position has been enhanced through the combination of talent, technology, and resources resulting from the business development activities we have pursued since our inception. The Company utilizes its facilities in Newark, Delaware and Windham, Maine for the manufacture of antibodies.

The Company’s Life Sciences product portfolio includes a full suite of integrated capabilities including antibody and assay design, development and production. These capabilities, combined with our proprietary Genomic Antibody Technology™ (“GAT™”), are being used today to help discover the mechanisms of disease, facilitate the development of new drugs, and provide the means for rapid diagnosis.

On October 16, 2012, the Company completed the sale of the assets, equipment, inventory and intellectual property related to the Company’s former business units comprised of the development, manufacturing and sale of diagnostics kits for the detection of various food pathogens and genetically modified organisms.  See Note 3.

SDIX has been developing antibody based solutions which have advanced our customers’ immuno-based work for 20 years. By applying its core competencies of creating proprietary, high-quality antibodies and assay development solutions, the Company has produced sophisticated reagent systems that are responsive to our customers’ analytical information needs.

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

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

Revenue Recognition

Revenues composed of sales of certain antibodies and immunochemical reagents are recognized upon the shipment of the product and transfer of title, or when related services are provided. Revenues associated with such products or services are recognized when persuasive evidence of an order exists, shipment of product has occurred or services have been provided, the price is fixed and determinable and collectability is reasonably assured. Management is required to make judgments based on actual experience about whether or not collectability is reasonably assured.

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

The Company follows Accounting Standards Codification, (ASC) 605-25 “Revenue Recognition – Multiple-Element Arrangements” to determine the recognition of revenue under collaboration agreements that include multiple elements.  The deliverables under these agreements are evaluated to determine if they have stand-alone value and revenue is allocated to the elements based upon their relative selling prices.  Since the adoption of this standard, the Company has entered into one agreement with multiple-elements.  In the three months ended September 30, 2012, the Company recognized approximately $108 in revenue related to this agreement, comprised of $95 for materials shipped and $13 for consulting services provided.  In the nine months ended September 30, 2012, the Company recognized approximately $1,137, in revenue related to this agreement which has an entire value of $1,250.  The amount recognized was comprised of $286 for materials supplied, $35 for consulting services provided and $816 for technology access fees.

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

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

2.             BASIC AND DILUTED LOSS PER SHARE

 Basic loss per share (EPS) is computed by dividing net loss available for common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS, except that the dilutive effect of converting or exercising all potentially dilutive securities is also included in the denominator such as stock options and restricted stock units. Basic loss per share excludes potentially dilutive securities.  For the three month periods ended September 30, 2012 and 2011, conversion of stock options and unvested restricted shares totaling 445,000 and 316,752, respectively, into common share equivalents, and for the nine month periods ended September 30, 2012 and 2011, conversion of stock options and unvested restricted shares totaling 492,570 and 371,466, respectively, into common share equivalents were excluded from this calculation because they were anti-dilutive, due to the net loss incurred in each of the periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Weighted average common shares outstanding	20,536,745	20,467,245	20,510,751	20,423,521

Shares used in computing basic loss per share	20,536,745	20,467,245	20,510,751	20,423,521

Dilutive effect of stock options and
unvested restricted shares	-	-	-	-

Shares used in computing diluted loss per share	20,536,745	20,467,245	20,510,751	20,423,521

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

On September 28, 2012, the Company entered into an agreement for the sale of its food and Ag/GMO product assets, comprised of the development, manufacturing and sale of diagnostics kits for the detection of various food pathogens and genetically modified organisms (the “Food Safety and Ag/GMO Products”) to Romer Labs Technology, Inc. (“Romer”) for approximately $12,400, net of transaction fees.  These assets have been reclassified as held for sale in the Consolidated Balance Sheet at September 30, 2012.  The Company expects to recognize a gain of approximately $10,200 during the fourth quarter of 2012 on the sale of these assets. The Company will not have any significant continuing involvement in the operations of the Food Safety and Ag/GMO products after disposition. The transaction was completed on October 16, 2012.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

The significant components of assets held for sale consist of the following:

September 30, 2012

Inventories	$948
Property and equipment, net	124
Intangible assets, net	1,121

Total assets	$2,193

In accordance with Accounting Standards Codification (ASC) 360, Property, Plant and Equipment, the results of operations and cash flow activity of the water and environmental, food and Ag/GMO products were reclassified separately as a discontinued operation within the consolidated financial statements for all periods presented.  The following table presents key information associated with the operating results of the discontinued operation for the reporting periods included in the Company’s consolidated statements of operations:

Results of Operations of Discontinued Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues	$1,869	$2,830	$5,383	$8,726

Cost of sales	563	1,071	1,961	3,353

Gross profit	1,306	1,759	3,422	5,373

Operating expenses:
Research and development	76	126	301	347
Selling, general and administrative	540	770	1,463	2,302
Total operating expenses	616	896	1,764	2,649

Operating income	690	863	1,658	2,724

Income tax expense	-	-		-

Income from discontinued operations	$690	$863	$1,658	$2,724

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

Share-based compensation expense recorded in the three and nine month periods ended September 30, 2012 and 2011 is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Stock options	$74	$98	$333	$285
Employee stock purchase plan	-	-	1	2
Restricted stock awards	21	28	121	89

Total share-based compensation expense	$95	$126	$455	$376

Share-based compensation expense is a component of selling, general and administrative expense, and is recorded as a non-cash expense in the operating activities section of the Company’s consolidated statements of cash flows.

No options were exercised in the nine month period ended September 30, 2012.  Proceeds from the exercise of stock options were $64 in the nine month period ended September 30, 2011.  Proceeds received from employee payments into the ESPP in the nine month periods ended September 30, 2012 and 2011, were $10 and $13, respectively.  These amounts are recorded in the cash flows from financing activities section of the Company’s consolidated statements of cash flows.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

Information with respect to the activity of outstanding stock options granted under the 2000 Plan and options granted separately from the 2000 Plan for the nine months ended September 30, 2012 is summarized as follows:

					Weighted	Aggregate
	Number				Average Remaining	Instrinsic
	of Shares	Price Range			Contractual term	Value

Balance, January 1, 2012	2,425,794	$1.49	-	$4.65

Granted	739,500	$1.60	-	$2.10
Cancelled / Forfeited	(694,891)	$1.50	-	$4.65

Balance, September 30, 2012	2,470,403	$1.49	-	$4.65	7.0 years	$-

Vested and excercisable at
September 30, 2012	1,282,503	$1.49	-	$4.65	5.8 years	$-

Expected to vest as of
September 30, 2012	2,368,363	$1.49	-	$4.65	7.0 years	$-

During the nine month period ended September 30, 2012, there were 739,500 options granted with a weighted average grant date fair value, based on a Black-Scholes option pricing model, of $0.83 per share.  Of the options granted, 60,000 were granted to nonemployees.  The assumptions used in the Black-Scholes model are as follows: dividend yield 0%, expected volatility 48.31%, risk-free interest rate 1.13% and expected life of 6.28 years.  The Company uses the Simplified Method for determining the expected life of options granted to employees which is computed using the sum of the average vesting period and the contractual life of the option and dividing by two, for all periods presented.  The Company uses the contractual life of the option to determine the expected life of the option for nonemployees.

The following table provides additional information about the Company’s stock options outstanding and exercisable at September 30, 2012:

			Options Outstanding				Options Exercisable
				Weighted Average				Wtd. Average
Range of			Number of	Remaining		Exercise	Number of	Exercise
Exercise Prices			Shares	Contractual Life		Price	Shares	Price

$1.49	-	$2.51	2,112,852	7.6	Years	$1.85	924,952	$1.75
$3.05	-	$3.57	106,700	1.5	Years	$3.42	106,700	$3.42
$3.69	-	$4.65	250,851	4.5	Years	$4.17	250,851	$4.17
$1.49	-	$4.65	2,470,403	7.0	Years	$2.16	1,282,503	$2.36

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

A summary of the status of the Company’s unvested restricted stock as of December 31, 2011 and changes during the nine month period ended September 30, 2012 is presented below.
		Weighted Average
		Grant Date	Aggregate
	Shares	Fair Value	Intrinsic Value

Non-vested RSA's at January 1, 2012	116,250	$1.78
Granted	677,500	$1.65
Vested	(52,500)	$1.84
Cancelled / forfeited	(296,250)	$1.75

Non-vested RSA's at September 30, 2012	445,000	$1.60	$579

Expected to vest at September 30, 2012	403,125	$1.60	$524

Restricted stock granted is generally scheduled to vest over periods of two to four years. The cost of the grant is charged to operations over the vesting period.  At September 30, 2012, the weighted average remaining term of non-vested restricted stock was 2.7 years.

The Company also issued 410,000 performance-based Restricted Stock Units (“RSUs”) during the nine months ended September 30, 2012, of which 200,000 have been forfeited.  The fair value of an RSU is equal to the market value of a share of stock on the date of grant.  The performance-based RSUs vest based upon the achievement of certain goals related to the Company’s senior management team, for periods ranging from June 30, 2012 through December 31, 2015.  Unless forfeited, the performance-based RSUs will be paid out in the form of stock, if the Company meets the performance targets.  If the designated performance targets are not met, no payout will be made.

The Company also issued 315,000 performance-based RSUs during the nine months ended September 30, 2011.  The performance-based RSUs vest based upon the achievement of certain revenue targets.  50% of the RSUs vest upon the achievement of certain revenue growth targets during any 12-month period prior to December 31, 2012, and any remaining unvested RSUs vest upon the achievement of certain revenue growth targets during any 12-month period prior to December 31, 2014.  Unless forfeited, the performance-based RSUs will be paid out in the form of stock, if the Company meets the performance targets.  If the designated performance targets are not met during any 12-month period prior to December 31, 2014, no payout will be made.  No expense has been recognized for these performance-based RSUs, as the probability of achieving the targets is currently assessed at not probable.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

5.	INVENTORIES

The Company’s inventories are valued at the lower of cost or market. For inventories that consist primarily of test kit components, bulk serum and antibody products, cost is determined using the first in, first out method. For inventories that consist of costs associated with the production of custom antibodies, cost is determined using the specific identification method. At September 30, 2012 and December 31, 2011, inventories consisted of the following:

	September 30,	December 31,
	2012	2011

Raw materials	$415	$706
Work in progress	1,010	717
Finished goods	338	719
Inventories	$1,763	$2,142

6.	INTANGIBLE ASSETS

At September 30, 2012 and December 31, 2011, intangible assets consisted of the following:

	September 30,	December 31,
	2012	2011	Lives
Intangible assets	17	2,614	2-20
Accumulated amortization	(17)	(1,407)
Net intangible assets	$-	$1,207

7.	DEBT

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

To date, the Company has borrowed $271 against this Master Lease agreement, which includes three separate leases, of which $250 is outstanding as of September 30, 2012.  Each of three leases contains a 60 month term with an imputed interest rate of approximately 4.3%.

The Company has certain financial covenants to meet related to this Master Equipment Lease, including a debt coverage ratio of not less than 1.25 to 1 based upon a trailing 12 month basis, tangible net worth of not less than $15,000, minimum liquidity of $2,000 and a requirement to maintain its primary banking accounts with the commercial bank.  As of September 30, 2012, the Company was not in compliance with all applicable loan covenants and received a waiver of any action for non-compliance from the commercial bank for the quarter ended September 30, 2012.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

8.	INCOME TAXES

The Company evaluates its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required.  The Company had a full valuation allowance offsetting its U.S. federal and state net deferred tax assets which primarily represent net operating loss carryforwards (“NOLs”) at December 31, 2011.  During the nine-month period ended September 30, 2012, the Company’s management concluded that a full valuation allowance for U.S. federal and state net deferred tax assets remains appropriate as the facts and circumstances during the first nine months of 2012 did not change management’s conclusion that a full valuation allowance is necessary.

The Company is subject to U.S. federal and UK income tax, as well as income taxes of multiple state jurisdictions.   The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  At September 30, 2012, the Company had no interest or penalties accrued related to uncertain tax positions due to the available NOLs.

As of January 1, 2012, the Company provided a liability for approximately $554 of unrecognized tax benefits, which if recognized in a period where there was not a full valuation allowance, would affect the effective tax rate.  For the nine months ended September 30, 2012, unrecognized tax benefits increased by $18 to $572, which if recognized in a period where there was not a full valuation allowance, would affect the effective tax rate.

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

The Company believes that its competitive position has been enhanced through the combination of talent, technology and resources resulting from the business development activities it has pursued since its inception. The Company utilizes its facilities in Newark, Delaware and Windham, Maine for the manufacture of antibodies.

The Company believes that by applying its core competency of creating custom antibodies, it produces sophisticated antibodiesand reagents that are responsive to customer needs. Customers benefit from a quantifiable “return on investment” by reducing time, labor and/or material costs associated with applications for which the Company’s products are used. The Company is focused on sustaining this competitive advantage by leveraging its expertise in immunology, proteomics, and other bio-reactive technologies to continue its successful customer-focused research and development efforts. The Company believes that an established product base, quality manufacturing expertise, experienced sales and marketing organization, established network of distributors, corporate partner relationships and proven research and development expertise will be critical elements of its potential future success.

The Company’s Life Sciences product portfolio includes a full suite of integrated capabilities including antibody and assay design, development and production. These capabilities, combined with our proprietary Genomic Antibody Technology™ (“GAT™”), are being used today to help discover the mechanisms of disease, facilitate the development of new drugs, and provide the means for rapid diagnosis. In 2009, the Company continued the transition from a fragmented product offering and marketing strategy to becoming a focused organization, with proven, proprietary technologies tied directly to its customers’ needs. The transition is most evident in the Life Science immuno-solutions initiative where the Company believes significant progress is being made.  In 2011, the Company sold its Water Quality assets, and in 2012 the Company sold its Food and Ag/GMO assets, as part of its overall strategy to focus on its core Life Science operations.  Financial information of the Water Quality, Food and Ag/GMO products has been separately reclassified within the consolidated financial statements as a discontinued operation.  See Note 3 of the Notes to the Consolidated Financial Statements for further information.

Results of Operations

Three Months Ended September 30, 2012 versus Three Months Ended September 30, 2011

Revenues

Revenues for the three months ended September 30, 2012 decreased 2% to $4.0 million, compared to $4.1 million for the same period in 2011.

This decrease was primarily the result of decreased sales to the Company’s content/reseller customer category.  Sales to the Company’s biopharma customers increased 36% to $0.8 million and sales to the Company’s in-vitro diagnostic customers increased 7% to $2.6 million.  These increases were more than offset by a decline in sales to the Company’s content/reseller customers of 39% to $0.5 million and a decrease of 51% in sales to the Company’s academic/government customers to $0.1 million.  Included in the in-vitro diagnostic sales is $0.1 million recognized pursuant to the Becton Dickinson (BD) Diagnostics multiple-element arrangement as described in Note 1, Revenue Recognition.  These decreases were primarily related to a change in the business strategy of the Company’s largest content customer that has reduced its use of the Company’s polyclonal services.  The Company believes revenue from this customer will continue at reduced levels.

Gross profit

Gross profit for the three months ended September 30, 2012 was $1.9 million compared to $2.3 million for the same period in 2011. Gross margins were 48% and 56% for the three month periods ended September 30, 2012 and 2011, respectively.  The decreases in gross profit and gross margin were primarily attributable to the lower level of sales and change in product mix in the 2012 period.

Research and development

Research and development expenses were $987,000, or 25% of revenues, for the three-month period ended September 30, 2012, compared to $930,000, or 23% of revenues, for the three-month period ended September 30, 2011.  This increase was primarily the result of increased spending related to the development of the Company’s advanced technologies.

Selling, general and administrative

Selling, general and administrative expenses were $2.6 million for the three-month period ended September 30, 2012 and $2.9 million for the three-month period ended September 30, 2011.  This decrease was primarily the result of lower levels of personnel and their related cost.

Interest expense, net

The Company had net interest expense of $5,000 for the three-month period ended September 30, 2012 compared to net interest expense of $10,000 for the three-month period ended September 30, 2011. This decrease was primarily due to the borrowings against the equipment financing revolving line of credit the Company secured in March 2012.

Income taxes

The Company recorded no income tax provision for the three-month period ended September 30, 2012 compared to a tax expense of $27,000 for the three-month period ended September 30, 2011.  The Company has full valuation allowances placed against U.S. federal and state deferred tax assets.

Loss from continuing operations

Loss from continuing operations for the three-month period ended September 30, 2012 was $1.7 million, or $0.08 per diluted share, compared to a loss from continuing operations of $1.6 million, or $0.08 per diluted share, for the three-month period ended September 30, 2011.  Diluted shares utilized in these computations were 20.5 million for both the 2012 and 2011 three-month periods.

Income from discontinued operations

Income from the Company’s discontinued operations of its food and Ag/GMO assets was $690,000 for the three-month period ended September 30, 2012.  Income from the Company’s discontinued operations of its water and environmental, food and Ag/GMO assets was $863,000 for the three-month period ended September 30, 2011.  Income per share from discontinued operations was $0.03 per diluted share for the three-month period ended September 30, 2012, and $0.04 per diluted share for the three-month period ended September 30, 2011.  Diluted shares utilized in these computations were 20.5 million for both the 2012 and 2011 three-month periods.

Net loss

Net loss was $1.0 million, or $0.05 per diluted share, for the three-month period ended September 30, 2012, compared to a net loss of $694,000, or $0.03 per diluted share, for the same period in 2011. Diluted shares utilized were 20.5 million for both the 2012 and 2011 three-month periods.

Nine Months Ended September 30, 2012 versus Nine Months Ended September 30, 2011

 Revenues

Revenues for the nine months ended September 30, 2012 decreased 9% to $11.6 million, compared to $12.7 million for the same period in 2011. This decrease was primarily the result of decreased sales to all of the Company’s customer categories, except in-vitro diagnostic.  Sales to the Company’s in-vitro diagnostic customers increased 4% to  $7.6 million, sales to biopharma customers decreased 23% to $1.8 million, sales to content/resellers decreased 28% to $1.8 million and sales to academic/government customers decreased 27% to $0.4 million.  Included in the in-vitro diagnostic sales is $1.1 million recognized pursuant to the Becton Dickinson (BD) Diagnostics multiple-element arrangement as described in Note 1, Revenue Recognition.  These decreases were primarily related to the timing of IVD sales, a softening biopharmaceutical market and a change in the business strategy of the Company’s largest content customer that has reduced its use of the Company’s polyclonal services.  The Company believes revenue from this customer will continue at reduced levels.

Gross profit

Gross profit for the nine months ended September 30, 2012 was $5.9 million compared to $7.0 million for the same period in 2011. Gross margins were 51% and 55% for the nine-month periods ended September 30, 2012 and 2011, respectively.  The decreases in gross profit and gross margin were primarily attributable to the lower level of sales and change in product mix in the 2012 period.

Research and development

Research and development expenses were $2.8 million, or 24% of revenues, for the nine-month period ended September 30, 2012, compared to $2.4 million, or 19% of revenues for the nine-month period ended September 30, 2011.  This increase was primarily the result of increased spending related to the development of the Company’s advanced technologies.

Selling, general and administrative

Selling, general and administrative expenses were $8.4 million for the nine-month period ended September 30, 2012 and $9.2 million for the nine-month period ended September 30, 2011.  This decrease was primarily the result of lower levels of personnel and their related cost.

Interest expense, net

The Company had net interest expense of $22,000 for the nine-month periods ended September 30, 2012 and $27,000 for the nine-month period ended September 30, 2011.  This decrease was primarily attributable to the lower levels of debt in the 2012 period.

Income taxes

The Company recorded no income tax provision for the nine-month period ended September 30, 2012 compared to a tax expense of $29,000 for the nine month period ended September 30, 2011.  The Company has full valuation allowances placed against U.S. federal and state deferred tax assets.

Loss from continuing operations

Loss from continuing operations for the nine-month period ended September 30, 2012 was $5.3 million, or $0.26 per diluted share, compared to a loss from continuing operations of $4.7 million, or $0.23 per diluted share, for the nine-month period ended September 30, 2011.  Diluted shares utilized in these computations were 20.5 million and 20.4 million for the 2012 and 2011 nine-month periods, respectively.

Income from discontinued operations

Income from the Company’s discontinued operations of its food and Ag/GMO assets was $1.7 million for the nine-month period ended September 30, 2012. Income from the Company’s discontinued operations of its water and environmental, food and Ag/GMO assets was $2.7 million for the nine-month period ended September 30, 2011. Income per share from discontinued operations was $0.08 per diluted share for the nine-month period ended September 30, 2012 and $0.13 per diluted share for the nine-month period ended September 30, 2011.  Diluted shares utilized in these computations were 20.5 million and 20.4 million for the 2012 and 2011 nine month periods, respectively.

Net loss

Net loss was $3.7 million, or $0.18 per diluted share, for the nine-month period ended September 30, 2012, compared to a net loss of $2.0 million, or $0.10 per diluted share, for the same period in 2011. Diluted shares utilized were 20.5 million and 20.4 million for the 2012 and 2011 periods, respectively.

Liquidity and Capital Resources

The net cash used in operating activities was $2.2 million for the first nine months of 2012 compared to net cash used in operating activities of $456,000 for the first nine months of 2011.  The net cash used in operating activities for the 2012 period was primarily the result of the net loss incurred and an increase in inventories, partially offset by an increase in accrued expenses and deferred revenue.  The net cash used in operating activities for the 2011 period was primarily the result of the net loss incurred for the period, partially offset by an increase in accrued expenses.

Net cash used in investing activities of $1.5 million for the first nine months of 2012 related to the capital expenditures for the period. This compares to net cash used in investing activities of $641,000 for the first nine months of 2011. The capital expenditures for the 2012 period were primarily related to purchases of manufacturing and laboratory equipment, as well as leasehold improvements.  The capital expenditures for the 2011 period were primarily related to leasehold improvements and computer equipment.

Net cash used in financing activities of $11,000 for the first nine months of 2012 was attributable to a reduction in the Company’s restricted cash requirement offset by scheduled debt repayments.  Net cash provided by financing activities of $77,000 for the first nine months of 2011 was the result of a reduction in the Company’s restricted cash requirement, proceeds for the exercise of stock options and payments into the Company’s Employee Stock Purchase Plan, offset by scheduled debt repayments. The Company’s working capital (current assets less current liabilities) was $10.9 million at September 30, 2012 compared to $14.9 million at December 31, 2011.

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

To date, the Company has borrowed $271,000 against this Master Lease agreement, which includes three separate leases, of which $250,000 is outstanding as of September 30, 2012.  Each of three leases contains a 60 month term with an imputed interest rate of approximately 4.3%.

The Company has certain financial covenants to meet related to this Master Equipment Lease, including a debt coverage ratio of not less than 1.25 to 1 based upon a trailing 12 months basis, tangible net worth of not less than $15.0 million, minimum liquidity of $2.0 million and a requirement to maintain its primary banking accounts with the Commercial Bank.  As of September 30, 2012, the Company was not in compliance with all applicable loan covenants and received a waiver of any action for non-compliance from the commercial bank for the quarter ended September 30, 2012.

For the nine months ended September 30, 2012, the Company satisfied all of its cash requirements from cash available and on-hand, and the above noted Master Equipment Lease agreement.  At September 30, 2012, the Company had $250,000 of debt and $16.8 million of stockholders’ equity.

Based upon its cash and cash equivalents on hand, cash to be received from the sale of its food and Ag/GMO product assets,  credit facilities, current product sales and the anticipated sales of new products, the Company believes it has, or has access to, sufficient resources to meet its operating requirements through at least the next 12 months.  In reaching this conclusion, the Company has taken into account its expectation of increased capital expenditures in 2012 and into 2013 with respect to certain renovations and modifications to its facilities in Newark, Delaware.  These renovations are designed to provide for larger and improved R&D laboratory space to accommodate the advanced technology development efforts and also to modernize the animal facility and ensure that biosecurity measures are aligned with current industry practices and all for the Company to minimize and ameliorate the effects of animal diseases.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits

2.1
Asset Purchase Agreement, dated as of September 28, 2012, between the Company and Romer Labs Technology, Inc. (Incorporated herein by reference from Company’s Current Report on Form 8-K/A filed on October 23, 2012.) *

10.1
Separation Agreement and General Release, dated as of September 26, 2012, between the Company and Klaus Lindpaintner. (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on October 1, 2012.)

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
101.PRE
XBRL Taxonomy Extension Presentation Linkbase Document
_____________
*      Schedules are omitted. The Company hereby undertakes to furnish the SEC supplementally upon request a copy of omitted Schedules to the Asset Purchase Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC DIAGNOSTICS INC.
Date: November 14, 2012	/s/ Francis M. DiNuzzo
Francis M. DiNuzzo President, Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2012	/s/ Kevin J. Bratton
Kevin J. Bratton Vice President – Finance and Chief Financial Officer (Principal Financial and Accounting Officer)