Form 10-K/A
period 2012-12-31
STRATEGIC DIAGNOSTICS INC/DE/
filed 2013-04-30
CIK 911649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of  April 18, 2013 there were  21,095,454 shares outstanding of the Registrant’s common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None in this Amendment No. 1 on Form 10-K/A (the Form 10-K/A).

EXPLANATORY NOTE

Strategic Diagnostics Inc. (SDIX) is filing this Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the Form 10-K), which was filed with the Securities and Exchange Commission (the SEC) on April 15, 2013. The purpose of this Form 10-K/A is to disclose the information required in Part III, items 10 through 14 of the Form 10-K. Accordingly, SDIX hereby amends and replaces in their entirety items 10 through 14 of the Form 10-K. In addition, as required by rule 12b-15, SDIX’s Principal Executive Officer and Principal Financial and Accounting Officer are providing Rule 13a-14(a)/15(d)-14(a) certifications. Accordingly, SDIX is also amending items 15 of the Form10-K to include such currently dated certifications as exhibits.

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Form 10-K, including any of the financial information disclosed in Parts II and IV of the 10-K.

In the following text the terms “we”, “our”, “our company” and “us” may refer, as the context requires, to SDIX or collectively to SDIX and its subsidiaries.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The Company’s Board currently consists of eight members. As provided by the Certificate of Incorporation, the Board is divided into two classes of directors with each director serving a two-year term. Each year one class of directors is elected by a stockholder vote. Our Class I Directors, whose term will expire at the 2013 annual meeting of our stockholders, are Steven R. Becker, Thomas A. Bologna, Francis M. DiNuzzo and David M. Wurzer. Our Class II Directors term will expire at the annual meeting of our stockholders in the year 2014 are Richard van den Broek, C. Geoffrey Davis, Stephen L. Waechter and Wayne P. Yetter.

The following table sets forth the name, age and principal occupation of each director, or nominee for director, and the year in which he became a director, if applicable.

Name and Principal Occupation	Age	Director Since

Steven Becker	46	2008
Chairman of the Board of Directors
Founder and Managing Partner - Becker Drapkin Management

Thomas A. Bologna	64	2010
CEO – Response Genetics, Inc.

Richard van den Broek (1)	47	2008
Managing Partner – HSMR Advisors, LLC

C. Geoffrey Davis (1)	62	2007
President and CEO - Angelica Therapeutics, Inc.

Francis M. DiNuzzo	57	2008
President and CEO of the Company

Stephen L. Waechter (1)	63	2002
Chief Financial Officer – Aeronautical Radio, Inc

David M. Wurzer	54	2010
Senior Managing Director, Investments – Connecticut Innovations

Wayne P. Yetter (1)	67	2010
Retired Pharmaceutical and Healthcare Executive

Background of Directors

Steven R. Becker joined the Company as a director in March 2008 and has been Chairman of the Board since May 2012. Since 2004, Mr. Becker has served as the managing partner and founder of Becker Drapkin Management, a Dallas-based small cap investment fund. Prior to founding Becker Drapkin, Mr. Becker was a partner at the Special Situations Funds, a New York City-based asset manager. Mr. Becker joined Special Situations in April 1997 and ran the Special Situations Private Equity Fund since its inception. Prior to joining Special Situations, Mr. Becker was a part of the distressed debt and leveraged equities research team at Bankers Trust Securities. He began his career at Manley Fuller Asset Management in New York as a small cap analyst. Mr. Becker currently serves as a director of Hot Topic, a publicly traded teen retailer, and Ruby Tuesday, Inc., a publicly traded company that owns, operates and franchises restaurants. Mr. Becker received a B.A. from Middlebury College and a J.D. from the University of Florida.

Thomas A. Bologna joined the Company as a director in February 2010 and was Chairman of the Board from February 2011 to May 2012. Since December 2011, Mr. Bologna has been Chairman and CEO of Response Genetics, Inc., a diagnostics company.  From 2006 through 2011, Mr. Bologna was President and Chief Executive Officer and a member of the Corporate Board of Directors of Orchid Cellmark, Inc., a leading international DNA testing company with its headquarters in Princeton, New Jersey. Prior to joining Orchid Cellmark, Inc., Mr. Bologna served as President, CEO and a director of Quorex Pharmaceuticals, Inc. Mr. Bologna also served as Chairman of the Board, President and Chief Executive Officer of Ostex International, Inc., President, CEO and a director of Scriptgen Pharmaceuticals, Inc. and Chairman of the Board, President and Chief Executive Officer of Gen-Probe Incorporated. Mr. Bologna also serves on the business advisory board of The Epilepsy Project. Mr. Bologna has a proven track record of over 20 years leading venture-backed private and public biotechnology companies, turnarounds, and highly profitable healthcare divisions and subsidiaries of Fortune 500 companies. Mr. Bologna holds an MBA and Bachelor of Science degrees from New York University.

C. Geoffrey Davis, Ph.D joined the Company as a director in September 2007. Currently, Dr. Davis is the CEO and Chairman and a director of Angelica Therapeutics, Inc., a privately held biotechnology company. In 1996, Dr. Davis founded Abgenix, Inc. in Fremont, California, where he served as the Chief Scientific Officer and led the development of the XenoMouse® technology and was involved in the research and development of Vectibix®, a fully human monoclonal antibody approved for the treatment of colorectal cancer. Dr. Davis also guided the discovery of 11 other antibodies currently in clinical trials. Abgenix was acquired by Amgen in early 2006. Prior to founding Abgenix, Dr. Davis was a faculty member at UCSF, an investigator with the Howard Hughes Medical Institute, and Director of Immunology at both Repligen Corp. and Cell Genesys, Inc. Dr. Davis received his Ph.D. in immunology from the University of California, San Francisco and completed his postdoctoral work at Southwestern University. He is the author of 37 publications and is an inventor on 11 issued patents. Mr. Davis serves as a director of Harbour Antibodies, AB and of Moerae Matrix.

Francis M. DiNuzzo has served as President and Chief Executive Officer since October 13, 2008 and was appointed to the Board on that date. Mr. DiNuzzo joined the Company in February 2008 as Executive Vice President Marketing and Chief Commercial Officer. Prior to joining SDI, Mr. DiNuzzo spent 26 years at Agilent Technologies/Hewlett Packard. He began his career in research and development in 1981 and advanced through a series of functional management roles over the next 18 years. In 1999, Mr. DiNuzzo became General Manager of Agilent’s Chemical Solutions Business Unit where he had global responsibility for analytical equipment, consumables and service products serving the chemical, environmental, food and forensics markets. In 2001, Mr. DiNuzzo became General Manager of the Consumable and Services Business Unit, with global responsibility for all consumables and services across all Life Science and Chemical Analysis markets. In 2004, Mr. DiNuzzo became Vice President and General Manager of the Integrated Biology Solutions unit, a role where he formed a biotechnology business focused on Genomics, Proteomics and BioInformatics. Mr. DiNuzzo holds B.S and M.S. degrees in Engineering with a minor in Business Administration from the University of New Hampshire. Mr. DiNuzzo serves on the Board of Directors of Delaware Bioscience Association.

Richard van den Broek joined the Company as a director in March 2008. Since 2004, Mr. van den Broek has been Managing Partner of HSMR Advisors, LLC, an investment fund focused on the biotechnology industry. From 2000-2003 he was a Partner at Cooper Hill Partners, LLC, an investment fund focused on the healthcare sector. Prior to that Mr. van den Broek had a ten year career as a biotech analyst, starting at Oppenheimer & Co., then Merrill Lynch, and finally at Hambrecht & Quist. He serves as a director of Pharmacyclics, a drug development company, Response Genetics, a diagnostics company and Pharmaxis (an Australian public company). Mr. van den Broek is a graduate of Harvard University and is a Chartered Financial Analyst.

Stephen L. Waechter has served as a director of the Company since 2002. In June 2008, Mr. Waechter was appointed Vice President Business Operations and Chief Financial Officer for ARINC, Inc. Mr. Waechter served as Executive Vice President, Chief Financial Officer and Treasurer of CACI International Inc, a leading provider of information technology services and solutions, from April 1999 through 2007. From 1997 to 1999, he served as Executive Vice President, Chief Financial Officer and Treasurer of GTSI, Corp., a provider of integrated information technology solutions. Mr. Waechter serves as a director for Care First of Maryland, Social and Scientific Services, Inc and serves on the Board of Trustees for Christian Brothers University. He was formerly a director for NCI Information Systems, Inc. He holds a B.A. in History from Christian Brothers College and received an M.B.A. from Xavier University.

David M. Wurzer joined the Company as a director in February 2010. Since 2009, Mr. Wurzer has served as Senior Managing Director, Investments at Connecticut Innovations (CI), the State’s “venture capital arm.” He is responsible for sourcing and analyzing investment opportunities, leading CI investments in entrepreneurial high-tech ventures and advising portfolio companies. Prior to joining Connecticut Innovations, Mr. Wurzer most recently served as Executive Vice President, Treasurer and Chief Financial Officer of CuraGen Corporation, a biopharmaceutical development company, from September 1997 through December 2007. He has over 30 years of financial experience with growth-oriented companies, including direct involvement with raising capital, strategic transactions and mergers & acquisitions, for both start-up companies and publicly-held entities. Mr. Wurzer serves on the boards of Axerion Therapeutics, CyVek, Emme E2MS LLC, NovaTract Surgical, Thetis Pharmaceuticals LLC, ZetrOZ LLC and Response Genetics.  Mr. Wurzer holds a BBA degree in Accountancy from the University of Notre Dame.

Wayne P. Yetter joined the Company as a director in May 2010. Mr. Yetter served as Chief Executive Officer of Verispan LLC, a joint venture of McKesson Corp. and Quintiles Transnational, a leading provider of healthcare information and marketing services to the pharmaceutical industry, from September 2005 to August 2008 when the company was acquired by SDI Health. Mr. Yetter had a 30 year career in the pharmaceutical industry and held executive positions at Pfizer, Merck, Astra-Merck (now AstraZeneca) and Novartis. His roles included Vice President, Marketing Operations (global) and Vice President, Far East and Pacific at Merck, founding Chief Executive Officer of Astra-Merck, and President and Chief Executive Officer of Novartis Pharmaceuticals Corporation, the US division of Novartis AG. He also served as Chief Operating Officer of IMS Health, a market research data company from 1999 until 2000, when he became Chairman and Chief Executive Officer of Synavant, Inc. (a Nasdaq listed spin-out of IMS). Synavant was acquired by Dendrite International in 2003. Mr. Yetter currently serves as a director of InfuSystem Holdings, Inc., and NuPathe Inc., where he is Chairman.  Previously, he served as Chairman of Noven Pharmaceuticals, Chairman of Transkaryotic Therapies, Lead Independent Director of Matria Healthcare (each of these companies was acquired) and as a director of Synvista Therapeutics, Inc.  He also served on the Executive Committee of PhRMA, the pharmaceutical industry association, from 1997-1999. Mr. Yetter holds a B.A. in Biology from Wilkes University and received an M.B.A from Bryant University.

Experience, Qualifications, Attributes and Skills

The Board of Directors believes that the Board, as a whole, should possess a combination of skills, professional experience and diversity of backgrounds necessary to oversee the Company’s business. With respect to their consideration of diversity of background, neither the Nominating & Corporate Governance Committee nor the full Board of Directors has a formal policy of assessing diversity with respect to any particular qualities or attributes. In addition, the Board believes that there are certain attributes that every director should possess, as reflected in the Board’s membership criteria. Accordingly, the Board and the Nominating & Corporate Governance Committee consider the qualifications of directors and director candidates individually and in the broader context of the Board’s overall composition and the Company’s current and future needs.

All of our current Board members share certain qualifications and attributes consistent with these criteria, which are set forth in the Company’s Corporate & Governance Guidelines and Policies, including unquestioned personal ethics and integrity and possessing skills and experience aligned with our strategic direction and operating challenges and that complement the overall composition of the Board. In addition, each Board member has demonstrated certain core business competencies, including high achievement and a record of success, financial literacy, a history of making good business decisions and exposure to best practices.

The following highlights the specific experience, qualifications, attributes and skills of our individual Board members that have led the Nominating & Corporate Governance Committee to conclude that these individuals should continue to serve on our Board:

Mr. van den Broek has significant investment research experience in the biotechnology and healthcare industries. His proven skills as a financial analyst and fund manager are valuable to the Company.

Mr. Becker brings extensive insight into asset and investment management in the healthcare and technology industries. He also helps provide important guidance regarding various financial matters.

Mr. Bologna has several years of senior leadership in biotechnology companies, including public and privately held firms. His experience in change management and business process is of importance to the Company.

Dr. Davis is a published author and named inventor on several patents. His expertise in therapeutic antibody research and development helps guide the further growth of the Company’s Life Science product portfolio.

Mr. Waechter provides critical guidance as the Chairman of the Audit Committee. He has years of executive-level financial management, including as the Chief Financial Officer of numerous companies. Mr. Waechter is considered an “audit committee financial expert” under the criteria adopted by the SEC and brings to the Audit Committee exceptional experience and understanding in the auditing and accounting fields.

Mr. Yetter brings strong experience in senior leadership in pharmaceutical and healthcare-related companies, including public and privately held firms. His experience in these industries is of importance to the Company.

Mr. Wurzer has years of senior-level management experience in growing companies. His wealth of knowledge in the investment arena is of importance to the Company as it continues to pursue opportunities for partnerships, alliances and future growth.

Executive Officers

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

CORPORATE GOVERNANCE

Board Risk Oversight

The Board of Directors, acting mainly through the Audit Committee, is actively involved in the oversight of the significant risks affecting the Company’s operations and strategic initiatives. Our risk analysis efforts are designed to identify the most significant risks that confront the Company, though these risks may vary from time to time. Overall, the risks we assess encompass enterprise, operational, compliance and financial risks.

Management and our internal audit function periodically report to the Audit Committee and the Board of Directors on their assessment of risks facing the Company and mitigation activities designed to facilitate the maintenance of risk within acceptable levels.

Independence of Directors

The Board has determined that each member of the Board, other than Mr. DiNuzzo, is independent as determined in accordance with the applicable listing standards of the NASDAQ Global Market.

Compensation of Directors

Directors are entitled to receive compensation for their services as determined by a majority of the Board, based on the recommendation of the Compensation Committee. However, directors who are employees, and who receive compensation for their services as such, are not entitled to receive any compensation for their services as a director of the Company. Board members are entitled to reimbursement for travel-related expenses incurred in attending meetings of the Board and of the committees.

Pursuant to the director compensation policy adopted in May 2003 and amended in May 2009 and May 2011, upon their election to the Board, non-employee directors receive a non-statutory option to purchase shares of Common Stock with an aggregate value of $30,000, with an exercise price equal to the greater of (A) the amount that is 10% greater than the trailing average closing price of the Common Stock for the five consecutive trading days ending on the date of grant, or (B) the closing price of the Common Stock on the date of grant. This initial option is immediately vested with respect to one-third of the option shares, and the remaining shares subject to such option grant vest in a series of two (2) successive equal annual installments upon the optionee’s completion of each year of service as a Board member over the two-year period measured from the option grant date.

Each non-employee Board member shall also receive annual compensation in such amount as is determined, by a majority of Board, from time to time to be appropriate. Such compensation is currently established as set forth below:

●           Each non-employee Board member receives an annual base retainer in cash of $30,000.

●           Directors do not receive payments for meeting attendance.

●           Non-employee members of the Board receive the following additional annual retainers, payable in cash, for service to the Board in the following capacities:

Chairman of the Board	$20,000
Lead Outside Director (if any)	$10,000
Audit Committee Chair	$10,000
Compensation, Strategy and Nominating & Corporate Governance Committee Chairs	$6,000
Committee Membership (non-Chair)	$3,000

On the date of each annual meeting of stockholders, each individual who is to continue to serve as a non-employee Board member following that meeting is granted (i) a non-statutory option to purchase 10,000 shares of Common Stock with a term of seven years and an exercise price per share equal to the greater of (A) the amount that is 10% greater than the trailing average closing price of the Common Stock for the five consecutive trading days ending on the date of grant, or (B) the closing price of the Common Stock on the date of grant; and (ii) 2,500 shares of the Common Stock.  Such options and restricted stock shall vest in two (2) successive equal annual installments upon the first two anniversaries of the date of grant. If directors are appointed during a year, they receive prorated equity grants as described in this paragraph with respect for their service during the remainder of the year ending with the next annual meeting of stockholders.

The following table shows the compensation paid to the members of the Company’s Board of Directors for the year ended December 31, 2012.

Name	Fees Earned or Paid in Cash	Share Awards (1)	Option Awards (1)	All Other Compensation	Total
Thomas A. Bologna	$43,500	$4,959	$8,799	-	$57,258
Steven R. Becker	$51,500	$4,959	$8,063	-	$64,522
C. Geoffrey Davis	$39,000	$4,959	$8,063	-	$52,022
Richard van den Broek	$33,000	$4,959	$8,063	-	$46,022
Stephen L. Waechter	$43,000	$4,959	$8,063	-	$56,022
David M. Wurzer	$36,000	$4,959	$8,799	-	$49,758
Wayne P. Yetter	$39,000	$4,959	$9,994	-	$53,953

(1)
The aggregate numbers of restricted shares and shares issuable upon the exercise of options to purchase shares for the directors outstanding as of December 31, 2012 are as follows: Mr. Bologna (5,000 shares; options to purchase 16,049 shares); Mr. Becker (23,230 shares, options to purchase 31,021 shares); Mr. Davis (24,096 shares; options to purchase 30,575 shares); Mr. van den Broek (23,230 shares; options to purchase 31,021 shares); Mr. Waechter (83,990 shares; options to purchase 91,000 shares); Mr. Wurzer (5,000 shares; options to purchase 16,049 shares); and Mr. Yetter (5,000 shares; options to purchase 15,869 shares). Options were granted with an exercise price of $1.85 per share. All grants vest in a series of two (2) successive equal annual installments beginning on the first anniversary of the grant date; and upon the optionee’s completion of each year of service as a Board member, over the two-year period measured from the option grant date. Awards were granted at a value of $1.59 per share, the fair market value on May 18, 2012, the date of the grant.

Stock Ownership Guidelines and Mandatory Retirement

The Company has no stock ownership requirements for directors, though directors are encouraged to buy and hold shares of the Company’s common stock.

Each Board member is required to retire from such position not later than the Annual Meeting immediately following such person’s 75th birthday.

Meetings of the Board of Directors and Committees

The Board held five meetings during the fiscal year ended December 31, 2012. Each of the directors attended at least 80% of the aggregate of the total number of meetings of the Board and of the committees of which he was a member which were held during the period he was a director or committee member.

The Board of Directors has a standing Audit Committee, Compensation Committee, Nominating & Corporate Governance Committee and Strategy Committee. The following table shows the current membership of each committee, each committee’s functions and the number of meetings each committee held during the year ended December 31, 2012.

		Number of
		Meetings
Committee and Members	Functions of Committee	in 2012
Audit Thomas A. Bologna Stephen L. Waechter (1) (2) David M. Wurzer	● Selects the Company’s independent auditors ● Reviews the results and scope of the annual audit and the services provided by the Company’s independent auditors ● Reviews the recommendations of the Company’s independent auditors with respect to the accounting system and controls	4

Compensation Steven R. Becker David M. Wurzer Wayne P. Yetter (1)	● Reviews and approves salaries for all corporate officers ● Reviews and approves all incentive and special compensation plans and programs ● Reviews and approves management succession planning ● Conducts special competitive studies ● Retains compensation consultants as necessary and appropriate ● Reviews and recommends to the Board compensation for non-employee directors	4

Nominating & Corporate Governance C. Geoffrey Davis (1) Stephen L. Waechter Wayne P. Yetter	● Identifies individuals eligible to become members of the Board of Directors ● Select and recommend to the Board the director nominees for the Board for the next annual meeting of shareholders ● Oversee the evaluation of the Board	3

Strategy Steven R. Becker (1) Thomas A. Bologna C. Geoffrey Davis Richard van den Broek	● Provide oversight regarding the Company’s strategic direction ● Review, discuss and suggest revisions when necessary to management’s vision ● Understand, identify and discuss key issues, assumptions, risks and opportunities that relate to the development and implementation of appropriate strategies for the Company	3

(1)	Chairman
(2)           Audit Committee Financial Expert

The charters of the Audit, Compensation, and Nominating & Corporate Governance Committees are all available in the Investor Relations/Corporate Governance section of the Company’s website at www.sdix.com.

Item 11. Executive Compensation
Summary Compensation Table

The following table shows, for the years ended December 31, 2012 and 2011, the compensation paid or accrued by the Company to our named executive officers.

Name and Principal Position		Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (3)	Total ($)

Francis M. DiNuzzo	2012	350,000	78,750	157,500	87,820	-	10,365	686,265
President and Chief	2011	348,428	102,000	10,328	101,555	-	12,195	574,506
Executive Officer

Kevin J. Bratton	2012	252,144	52,549	40,306	34,614	-	8,805	388,236
Vice President and	2011	246,370	54,100	19,455	30,455	-	8,623	359,003
Chief Financial Officer

Klaus Lindpaintner	2012	210,357	-	3,011	6,890	-	170,618	390,876
Vice President and	2011	271,500	59,700	21,307	31,202	-	9,503	393,212
Chief Scientific Officer (4)

(1)
The amounts shown for stock awards are equal to the grant date fair value of the awards, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 718. The assumptions used in determining the amounts in this column are set forth in note 8 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission.

(2)
These amounts are based upon the grant date fair value of the option awards calculated in accordance with ASC Topic 718. The assumptions used in determining the amounts in the column are set forth in note 8 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission. The value of the share options granted in 2012 reflects a per option value of $0.74 for Mr. Bratton for February 28, 2012 grants, arrived at through a Black-Scholes analysis. The assumptions used in this analysis were expected life of 6.17; volatility of 48.7%; and risk free interest rates of 1.08%. There was no dividend yield involved in this analysis.

(3)	All other compensation includes Company matching contributions to 401(k) accounts.

(4)	Dr. Lindpaintner’s employment terminated as of September 25, 2012. Included in All Other Compensation are payments of $163,863 for severance and accrued vacation time.

Outstanding Equity Awards at Fiscal Year-End

The following table shows all outstanding equity awards held by our named executive officers on December 31, 2012.

	Option Awards				Stock Awards
	Number of Shares Underlying Unexercised Options
Name	Exercisable	Unexercisable	Option Exercise Price	Option Expiration Date	Number of of Shares or Units or Stock That Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested (1)
Francis M. DiNuzzo	60,000	--	$4.60	2/25/2018	--	--
	25,000	--	$3.70	6/11/2018	--	--
	250,000	--	$1.50	10/13/2018	--	--
	34,000	34,000	$1.66	2/17/2020	--	--
	--	125,000	$2.19	3/1/2021	--	--
Kevin J. Bratton	56,250	18,750	$1.50	6/1/2019	--	--
	12,500	12,500	$1.69	6/1/2020	--	--
	12,500	37,500	$2.19	3/1/2021	--	--
	--	15,000	$2.10	2/28/2022	6,250	$6,688
	--	--	--	--	12,500	$13,375

(1)	Value is calculated by multiplying the number of shares subject to vesting by $1.07, the closing price of the common shares on the NASDAQ Global Market on December 31, 2012.

Equity Compensation

The table below presents certain information as of December 31, 2012 concerning securities issuable in connection with equity compensation plans that have been approved by the Company’s stockholders and that have not been approved by the Company’s stockholders.

	Number of		Number of securities
	securities to be		remaining available
	issued upon	Weighted-average	for issuance under
	exercise of	exercise price of	equity compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected in
	and rights	and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plan approved by security holders	2,533,793	$2.10	2,710,538

Equity compensation not approved by security holders	81,250	$1.49	-

Total	2,615,043	$2.08	2,710,538

The 81,250 shares underlying options and unvested restricted shares granted under equity compensation not approved by security holders were granted in connection with the Company’s hiring, on June 1, 2009, of its Chief Financial Officer, Kevin Bratton.  The grants to Mr. Bratton are 75,000 shares in a ten year non-qualified stock option grant at an exercise price of $1.50 per share, and 6,250 remaining restricted stock shares from an original grant of 25,000 shares with a price at issue of $1.39 per share.

The total securities to be issued, relate to 2,170,043 of stock options with a weighted average exercise price of $2.18 per share and 445,000 unvested restricted shares with a weighted average issue price of $1.60 per share.

Executive Employment Agreements

The Company maintains an employment agreement dated as of October 13, 2008 with Mr. DiNuzzo, which provides for compensation at an annual rate of $325,000 with annual increases determined by the Compensation Committee.  This salary has been increased as discussed under Compensation Discussion and Analysis.  Under this agreement, Mr. DiNuzzo was granted options to purchase 250,000 shares of Common Stock, vesting at a rate of 25% annually beginning on the first anniversary of the grant date.  This agreement was for an initial three-year term and is automatically extended for subsequent one-year terms unless otherwise terminated by Mr. DiNuzzo or the Board by giving not less than 30 days written notice.  Mr. DiNuzzo is entitled to receive salary and benefits then in effect for eleven months after termination of the agreement by Mr. DiNuzzo for good reason (as defined in the agreement) or by the Company without cause.

The Company maintains an offer letter with Mr. Bratton, dated as of May 18, 2009, which outlines the terms of his employment.  This letter provides for compensation at an annual rate of $240,000 with annual increases as determined by the Compensation Committee.  Under this agreement, Mr. Bratton received options to purchase 75,000 shares of Common Stock, vesting at a rate of 25% annually beginning on the first anniversary of the grant date.  Mr. Bratton was also granted 25,000 restricted shares of Common Stock, which were granted with the same terms as the options.

Stock-Based Award Grant Practices

We follow certain practices for the grant of stock-based awards. Among other things, these practices encompass the following principles:

●
The majority of stock-based awards are approved annually by the Compensation Committee on a pre-scheduled date, in connection with the final determinations regarding compensation for the preceding year.

●	Stock-based awards other than annual awards may be granted to address, among other things, the recruiting or hiring of new employees and promotions.

●
The Compensation Committee has established that stock options are granted only on the date the Compensation Committee approves the grant and with an exercise price equal to the closing price of the common stock on the NASDAQ Global Market on the date of grant or, in certain cases, above such closing price.

●             Backdating of stock options is prohibited.

Change of Control Severance Plan

We have a Change of Control Severance Plan pursuant which our named executive officers and certain other key employees are eligible to receive benefits upon their termination of employment, under certain circumstances, if such termination follows, or is shortly prior to, a Change of Control (as defined in the plan). Specific aspects of this plan are described under “Change of Control Severance Plan and Potential Payments Upon Change of Control,” below. Subject to the terms and conditions of this plan, participants are entitled to: (1) a lump sum cash payment or salary continuation equal to the participant’s then current annual base salary, prorated for partial periods, (2) extension of medical and dental benefits for the applicable severance period, (3) a prorated bonus under the variable pay program for the year in which the termination occurs, (4) extension of the exercise time period for outstanding stock options to the date that is one year following the participant’s date of termination and (5) executive outplacement services. In certain circumstances, participants may also receive an additional payment relating to income taxes on their severance benefits if the total payments to any of our named executive officers under the terms of the management severance plan are subject to the excise tax imposed by Section 4999 of the Internal Revenue Code. See “Tax Considerations” below for further information regarding the excise tax reimbursement.

Tax Considerations

Under Section 162(m) of the Internal Revenue Code, a publicly-held corporation may not deduct more than $1 million in a taxable year for certain forms of compensation made to the chief executive officer and other officers listed in the summary compensation table. Our policy is generally to preserve the federal income tax deductibility of compensation paid to our executives, and certain of our equity awards have been structured to preserve deductibility under Section 162(m). Nevertheless, we retain the flexibility to authorize compensation that may not be deductible if we believe it is in the best interests of our company. While we believe that all compensation paid to our executives in 2011 was deductible, it is possible that some portion of compensation paid in future years will be non-deductible, particularly in those years in which restricted share awards vest.

As noted above, under the Change of Control Severance Plan, we may in certain circumstances make additional payments to our named executive officers if payments to them resulting from a change of control are subject to the excise tax imposed by Section 4999 of the Internal Revenue Code. We included this provision in the Change of Control Severance Plan in order to enhance the motivation of our named executive officers to further increase stockholder value while remaining employed by us. We believe that these incentives would be frustrated by the possible imposition of the need for our executive officers to pay an excise tax upon the receipt of their change of control benefit under the Change of Control Severance Plan, and we do not believe that the provisions of the Change of Control Severance Plan should provide even a potential disincentive to our named executive officers’ pursuit of a change of control that otherwise might be in the best interests of the Company and its stockholders. Accordingly, we determined to provide payment to reimburse our named executive officers for any excise taxes payable in connection with the change of control payment, as well as any taxes that accrue as a result of our reimbursement.

Role of Executive Officers in Determining Executive Compensation for Named Executive Officers

In connection with 2012 compensation, Mr. DiNuzzo provided statistical data and recommendations to the Compensation Committee to assist it in determining compensation levels with respect to the achievement of the strategic goals that had been set for individual executives.  Mr. DiNuzzo did submit a self-analysis with respect to his own performance, but the Compensation Committee made all decisions regarding Mr. DiNuzzo’s performance independent of his analysis. While the Compensation Committee utilized the information submitted by Mr. DiNuzzo, and valued Mr. DiNuzzo’s observations with regard to other executive officers, the ultimate decisions regarding executive compensation were made by the Compensation Committee, which among other things independently reviewed and rated the achievement of each strategic objective.

Perquisites and Other Personal Benefits

In addition to the components noted above, our total executive compensation program also includes various benefits, such as health insurance plans, other insured benefits, paid leave and retirement plans in which substantially all of the Company’s employees participate. At the present time, the only plans in effect are health, dental, life and disability insurance plans, a 401(k) plan and the severance plan for certain senior officers of the Company described under “Change of Control Severance Plan.”

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

          Our named executive officers are entitled to receive certain payments and other benefits in connection with certain separations from employment or following a change in control of the Company.  Those payments or benefits are provided by the terms of our plans or by the terms of their employment agreements, as reflected in the table below.

          Among other things, these payments arise under the Company’s Change of Control Severance Agreement (the “Severance Agreement”).

           Pursuant to the Plan, Mr. DiNuzzo and Mr. Bratton and certain other key employees of the Company (each a “Participant,” and collectively, the “Participants”) are eligible to receive benefits upon the Participant’s termination of employment, under certain circumstances, if such termination follows, or is shortly prior to, a Change of Control (as defined in the Severance Agreement).

          Subject to the terms and conditions of the Severance Agreement, Participants are entitled to: (1) a lump sum cash payment or salary continuation equal to the Participant’s then current annual base salary, prorated for partial periods (twelve months for Messrs. DiNuzzo and Bratton), (2) extension of medical and dental benefits for the applicable severance period, (3) a prorated bonus under the Company’s Annual Incentive Plan for the year in which the termination occurs, payment of which shall be made at the same time and under the same terms and conditions as bonuses are paid to employees of the Company (provided that such bonus shall equal no less than the average of the bonuses awarded to the named executive officer for the three (3) years (or lesser number of years for which the named executive officer was employed by the Company) preceding the year in which the named executive officer’s termination occurs), (4) extension of the exercise time period for outstanding stock options to the date that is one year following the Participant’s date of termination and (5) executive outplacement services.  In certain circumstances, Participants may also receive an additional payment relating to income taxes on their severance benefits.

          Had a Change of Control occurred with an effective date of December 31, 2012, the executives named below would have received approximately the amounts set forth as follows:

Name	Approximate Payment Amount ($)

Francis M. DiNuzzo	$428,750 (1)

Kevin J. Bratton	$316,976

(1)	Any payments to Mr. DiNuzzo are contingent on his entering into a general release agreement with the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

STOCK OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT

          The following table presents, as of the Record Date, information as to (i) the persons or entities known to the Company to be beneficial owners of more than 5% of the Common Stock, (ii) each director and director nominee, (iii) each of the named executive officers appearing in the Summary Compensation Table under “Executive Compensation” below and (iv) all directors and executive officers of the Company as a group, based on representations of executive officers and directors of the Company and filings received by the Company on Schedule 13D or 13G promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of the Record Date, the Company had  21,095,454 shares of the Common Stock issued and outstanding. Unless otherwise indicated, the number of shares beneficially owned by the persons or entities named in the table and by all executive officers and directors as a group are presented in accordance with Rule 13d-3 under the Exchange Act and include, in addition to shares issued and outstanding, unissued shares which are subject to issuance upon exercise of options or warrants within 60 days after the Record Date. Such unissued shares are also included in computing the percent of class beneficially owned by such person, but are not included in computing the percent of class beneficially owned by any other person. The address of the individual beneficial owners is in care of the Company at its address listed on the first page of this Proxy Statement unless otherwise noted.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	(1)	Options Exercisable Within 60 Days After Record Date		Total Beneficial Ownership	Percent of Class

Steven R. Becker	3,460,693	(2)	51,021		3,511,714	16.6%
Francis M. DiNuzzo	88,188		448,500	(7)	536,688	2.5%
Richard van den Broek	235,630	(3)	51,021		286,651	1.4%
Stephen L. Waechter	86,490		83,000		169,490	*
Kevin J. Bratton	56,825		122,500	(8)	179,325	*
C. Geoffrey Davis	26,596		50,575		77,171	*
David M. Wurzer	12,500		41,574		54,074	*
Thomas Bologna	10,000		41,574		51,574	*
Wayne P. Yetter	7,500		41,304		48,804	*
All officers and directors as a group (9 persons)	3,984,422		931,069		4,915,491	22.3%

Becker Drapkin Management, LLC
300 Crescent Court, Suite 111
Dallas, Texas 75201	3,295,304	(4)			3,295,304	15.6%

T. Rowe Price Associates, Inc.
100 E. Pratt Street
Baltimore, Maryland 21202	1,657,000	(5)			1,657,000	7.9%

Stephens Investment Management, LLC
One Ferry Building, Suite 255
San Francisco, California 94111	490,271	(6)			490,271	2.3%

* Represents less than 1%.

(1)
Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the securities shown to be owned by such stockholder. The inclusion herein of securities listed as beneficially owned does not constitute an admission of beneficial ownership.

(2)	Includes 3,295,304 shares held by Becker Drapkin Management, of which Mr. Becker is a co-managing partner.
(3)	Includes 200,000 shares held by HSMR Advisors, LLC, of which Mr. van den Broek is the managing partner.
(4)	The Company has relied solely on Form 4 dated July 3, 2012 for this information.
(5)
The Company has relied solely on Schedule 13G dated February 14, 2013 for this information.  These securities are owned by various individual and institutional investors, including T. Rowe Price Small-Cap Value Fund, Inc., which T. Rowe Price Associates, Inc. (Price Associates) serves as investment adviser with the power to direct investments and/or the sole power to vote the securities. For purposes of the reporting requirements of the Exchange Act, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.

(6)	The Company has relied solely on Schedule 13G dated February 14, 2013 for this information.
(7)	Does not include 75,000 performance based restricted stock units
(8)	Does not include 50,000 performance based restricted stock units

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions and Approval Policy

          Our Code of Ethics mandate that officers and directors bring promptly to the attention of our Compliance Officer, currently our Chief Financial Officer, any transaction or series of transactions that may result in a conflict of interest between that person and the Company.  Following any disclosure, our Compliance Officer will then review with the Chairman of our Audit Committee the relevant facts disclosed by the officer or director in question.  After this review, the Chairman of the Audit Committee and the Compliance Officer determine whether the matter should be brought to the Audit Committee or the full Board of Directors for approval.  In considering any such transaction, the Audit Committee or the Board of Directors, as the case may be, will consider various relevant factors, including, among others, the reasoning for the Company to engage in the transaction, whether the terms of the transaction are arm’s length and the overall fairness of the transaction to the Company.  If a member of the Audit Committee or the Board is involved in the transaction, he or she will not participate in any of the discussions or decisions about the transaction.  The transaction must be approved in advance whenever practicable, and if not practicable, must be ratified as promptly as practicable.

Item 14. Principal Accounting Fees and Services

          Audit Fees. Fees billed to the Company by KPMG LLP during 2012 and 2011 for audit services rendered by KPMG LLP for the audit of the Company’s annual financial statements for such years, for the review of those financial statements included in the Company’s Quarterly Reports on Form 10-Q during such years, and for services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements, totaled $271,000 and $245,000, respectively.

          Tax Fees. Fees billed to the Company by KPMG LLP during 2012 and 2011 for professional services rendered for tax compliance, tax advice and tax planning totaled $93,045 and $45,480, respectively.

          All Other Fees. There were no additional fees billed to the Company by KPMG LLP during 2012 or 2011 for products and services, other than services reported in the two preceding paragraphs.

          All of the services described in the preceding paragraphs were approved by the Audit Committee pursuant to applicable regulations.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Exhibits

Exhibit Number	Description	Reference
2.1	Agreement and Plan of Merger among the Company, AZUR Acquisition Corp. and AZUR Environmental dated May 4, 2001	(1)

2.2	Asset Purchase Agreement, dated as of November 10, 2011, by and among Strategic Diagnostics Inc., a Delaware corporation, Modern Water Inc., a Delaware corporation, and MW Monitoring IP Limited, a limited liability company incorporated under the laws of England and Wales.@	(24)

2.3	Amendment No. 1 to Asset Purchase Agreement, dated as of December 8, 2011, by and among Strategic Diagnostics Inc., a Delaware corporation, Modern Water Inc., a Delaware corporation, and MW Monitoring IP Limited, a limited liability company incorporated under the laws of England and Wales.@.	(25)

2.4	Asset Purchase Agreement, dated as of September 28, 2012 by and between Strategic Diagnostics Inc., a Delaware corporation and Romer Labs Technology, Inc., a Delaware corporation.	(26)

2.5	Asset Purchase Agreement, dated as of April 5, 2013 by and between Strategic Diagnostics Inc., a Delaware corporate and SDIX, LLC, a Delaware limited liability company, and OriGene Technologies, Inc., a Delaware corporation.	(28)

3.1	Fourth Amended and Restated Certificate of Incorporation of the Company	(2)

3.2	Amended and Restated Bylaws of the Company	(2)

4.1	Forms of Warrants to Purchase Common Stock of the Company	(2)

10.1	Stock Purchase Agreement among the Company and its outside directors and certain of their affiliates dated August 16, 2002	(12)

10.2	Demand Registration Rights Agreement among the Company and its outside directors and	(12)
	certain of their affiliates dated August 16, 2002

10.3	EnSys Environmental Products, Inc. 1993 Stock Incentive Plan*	(3)

10.4	Amended and Restated EnSys Environmental Products, Inc. 1995 Stock Incentive Plan*	(4)

10.5	EnSys Environmental Products, Inc. 401(k) Plan Adoption Agreement	(3)

10.11	Agreement and Plan of Merger by and between EnSys and Strategic Diagnostics Inc. dated as of October 11, 1996	(2)

10.18	Industrial Lease dated October 26, 1993, by and between Tober & Agnew Properties, Inc. and Strategic Diagnostics Inc.

10.21	Lease agreement dated October 29, 1997 by and between Pencader Courtyard, L.P. and Strategic Diagnostics Inc.	(7)

10.22	1998 Employee Stock Purchase Plan	(11)

10.23	2000 Stock Incentive Plan*	(17)

10.33	Employment Agreement dated January 1, 1997 by and between James W. Stave and the Company*	(14)

10.34	Amended and Restated Distribution Agreement, dated as of August 31, 2009, by and between the Registrant and the DuPont Qualicon division of E.I. du Pont de Nemours and Company+	(15)

10.35	Strategic Diagnostics Inc. Change of Control Severance Agreement*	(16)

10.36	Agreement, dated as of March 12, 2008, by and among the Company and Steven R. Becker, BC Advisors, LLC, SRB Management, L.P. and Richard van den Broek	(18)

10.38	Employment Agreement, dated as of October 13, 2008, between Strategic Diagnostics Inc. and Francis M. DiNuzzo*	(20)

10.41	Separation Agreement, dated as of September 25, 2012, between Strategic Diagnostics Inc. and Klaus Lindpaintner.*	(27)

10.42	Form of Nonqualified Stock Option Agreement	(23)

10.43	Form of Restricted Stock Grant Agreement	(23)

21.1	Subsidiaries of the Company	(29)

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm	(29)

31.1	Certifications of the Chief Executive Officer of Strategic Diagnostics Inc. required by Rule13a-14(a) under the Securities Exchange Act of 1934

31.2	Certifications of the Chief Financial Officer of Strategic Diagnostics Inc. required by Rule13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Francis M. DiNuzzo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Kevin J. Bratton pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the designated exhibit of the Company’s 10-Q for the fiscal quarter ended September 30, 2001.
(2)	Incorporated by reference to the designated exhibit of the EnSys Registration Statement on Form S-4 (No. 333-17505) filed on December 9, 1996.
(3)	Incorporated by reference to the designated exhibit of the EnSys Registration Statement on Form S-1 (No. 33-68440) filed on September 3, 1993.
(4)	Incorporated by reference to Appendix F to the Joint Proxy Statement/Prospectus contained in the EnSys Registration Statement on Form S-4 (No. 333-17505) filed on December 9, 1996.
(5)	Incorporated by reference to the designated exhibit of the EnSys Form 10-K for the fiscal year ended December 31, 1994.
(6)	Incorporated by reference to the designated exhibit of the EnSys Form 10-Q for the fiscal quarter ended March 31, 1996.
(7)	Incorporated by reference to the designated exhibit of the Company’s Form 10-K for the fiscal year ended December 31, 1996.
(8)	Incorporated by reference to the designated exhibit of the Company’s Form 10-K for the fiscal year ended December 31, 1997.
(9)	Incorporated by reference to the identically numbered exhibit contained in the Company’s Form 8-K filed on May 26, 1999.
(10)	Incorporated by reference to the designated exhibit of the Company’s 10-Q for the fiscal quarter ended June 30, 2000.
(11)	Incorporated by reference to the designated exhibit of the Company’s Registration Statement on Form S-8 (No. 333- 68107) filed on November 30, 1998.
(12)	Incorporated by reference to the designated exhibit of the Company’s 10-Q for the fiscal quarter ended September 30, 2002.
(13)	Incorporated by reference to the designated exhibit of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2003.
(14)	Incorporated by reference to the designated exhibit of the Company’s Form 10-K for the fiscal year ended December 31, 2004.
(15)	Incorporated by reference to the designated exhibit of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2009, as amended.
(16)	Incorporated by reference to the designated exhibit of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2005.
(17)	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 24, 2004.
(18)	Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed March 18, 2008.
(19)	Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed June 6, 2008.
(20)	Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed October 16, 2008.
(21)	Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed December 9, 2008.

(22)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the fiscal quarter ended March 31, 2009.
(23)	Incorporated by reference to the designated exhibit of the Company’s Form 10-k for the fiscal year ended December 31, 2009.
(24)	Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed November 16, 2011.
(25)	Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed December 13, 2011.
(26)	Incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed October 22, 2012.
(27)	Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed October 1, 2012.
(28)	Incorporated by reference to Exhibit 1.01 of the Company’s Form 8-K filed April 10, 2013.
(29)	Previously filed.
*	Management contract or compensatory plan.
+	Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
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

STRATEGIC DIAGNOSTICS INC.

Date:	April 30, 2013	/s/ Francis M. DiNuzzo
Francis M. DiNuzzo
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	April 30, 2013	/s/ Steven Becker
Steven Becker
Chairman of the Board of Directors

Date:	April 30, 2013	/s/ Francis M. DiNuzzo
Francis M. DiNuzzo
President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	April 30, 2013	/s/ Kevin J. Bratton
Kevin J. Bratton
Vice President – Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	April 30, 2013	/s/ Thomas A. Bologna
Thomas A. Bologna
Director

Date:	April 30, 2013	/s/ Geoffrey Davis
Geoffrey Davis
Director

Date:	April 30, 2013	/s/ Richard van den Broek
Richard van den Broek
Director

Date:	April 30, 2013	/s/ Stephen L. Waechter
Stephen L. Waechter
Director

Date:	April 30, 2013	/s/ David M. Wurzer
David M. Wurzer
Director

Date:	April 30, 2013	/s/ Wayne P. Yetter
Wayne P. Yetter
Director