Form 10-Q
period 2013-03-31
STRATEGIC DIAGNOSTICS INC/DE/
filed 2013-05-15
CIK 911649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

Yes: ☐          No: ☒

As of April 30, 2013, there were 21,117,060 outstanding shares of the Registrant’s common stock, par value $.01 per share.

STRATEGIC DIAGNOSTICS INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Current Assets :
Cash and cash equivalents	$16,026	$18,145
Other current assets	510	71
Current assets held for sale	5,097	4,652
Total current assets	21,633	22,868

Deferred tax asset	35	37
Non-current assets held for sale	4,893	4,665
Total assets	$26,561	$27,570

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities :
Accrued expenses	1,905	1,437
Current liabilities held for sale	850	832
Total current liabilities	2,755	2,269

Non-current liabilities held for sale	215	191

Stockholders' Equity:
Preferred stock, $.01 par value, 20,920,648 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.01 par value, 50,000,000 shares authorized,
21,521,461 and 21,467,700 issued
at March 31, 2013 and December 31, 2012, respectively	215	215
Additional paid-in capital	43,003	42,879
Treasury stock, 406,627 common shares at cost
at March 31, 2013 and December 31, 2012	(555)	(555)
Accumulated deficit	(18,789)	(17,195)
Cumulative translation adjustments	(283)	(234)
Total stockholders' equity	23,591	25,110
Total liabilities and stockholders' equity	$26,561	$27,570

The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2013	2012

Revenues	$-	$-

Gross profit	-	-

Operating expenses:
Selling, general and administrative	454	441
Total operating expenses	454	441

Operating loss	(454)	(441)

Interest income (expense), net	-	-

Loss from continuing operations before taxes	(454)	(441)

Income tax expense (benefit)	-	-

Loss from continuing operations, net of taxes	(454)	(441)

Loss from discontinued operations	(1,140)	(756)

Net loss	$(1,594)	$(1,197)

Basic loss per share from continuing operations	$(0.02)	$(0.02)
Basic loss per share from discontinued operations	(0.06)	(0.04)

Basic net loss per share	$(0.08)	$(0.06)

Shares used in computing basic net loss
per share	20,619,165	20,488,242

Diluted loss per share from continuing operations	$(0.02)	$(0.02)
Diluted loss per share from discontinued operations	(0.06)	(0.04)

Diluted net loss per share	$(0.08)	$(0.06)

Shares used in computing diluted net loss
per share	20,619,165	20,488,242

The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2013	2012

Net loss	$(1,594)	$(1,197)

Foreign currency translation adjustment	(49)	22

Comprehensive loss	$(1,643)	$(1,175)

The accompanying notes are an integral part of these statements

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months
	Ended March 31,
	2013	2012

Cash Flows from Operating Activities :
Net loss	$(1,594)	$(1,197)
Less: Loss from discontinued operations	1,140	756
Loss from continuing operations	(454)	(441)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities :
Deferred income tax provision	2	-
(Increase) in :
Other current assets	(439)	(526)
Increase in :
Accrued expenses	468	381
Net operating activities from discontinued operations	(1,359)	280
Net cash used in operating activities	(1,782)	(306)

Cash Flows from Investing Activities :
Net investing activities from discontinued operations	(277)	(585)
Net cash used in investing activities	(277)	(585)

Cash Flows from Financing Activities :
Proceeds from employee stock purchase plan	2	2
Restricted cash requirement	-	100
Net financing activities from discontinued operations	(13)	(100)
Net cash provided by (used in) financing activities	(11)	2

Effect of exchange rate changes on cash	(49)	22

Net decrease in Cash and Cash Equivalents	(2,119)	(867)

Cash and Cash Equivalents, Beginning of Period	18,145	10,665

Cash and Cash Equivalents, End of Period	$16,026	$9,798

Supplemental Cash Flow Disclosure :

Cash paid for taxes, net of tax refunds	27	14

Cash paid for interest	5	9

Noncash investing activity, purchase of property and equipment	145	-

Noncash investing activity, capital lease obligations	45	-

The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

1. SUBSEQUENT EVENTS

On April 5, 2013, Strategic Diagnostics Inc., a Delaware corporation (“SDIX Inc.”), SDIX, LLC, a Delaware limited liability company (the “Purchaser”) and OriGene Technologies, Inc., a Delaware corporation and the ultimate parent of the Purchaser (“Parent” or “OriGene”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”).

Pursuant to the terms and conditions of the Asset Purchase Agreement, the Purchaser will acquire all of SDIX Inc.’s right, title, and interest in substantially all of the assets, equipment, inventory, and intellectual property (the “Purchased Assets”) related exclusively to SDIX Inc.’s life sciences business, the product portfolio in respect of which includes a full suite of integrated capabilities, including antibody and assay design, development and production and the Advanced Technologies Business (the “Asset Sale”).  The Purchaser will also assume and agree to discharge the Assumed Liabilities, as defined in the Asset Purchase Agreement.  Parent unconditionally guarantees Purchaser’s obligations in the Asset Purchase Agreement.  The purchase price for the Purchased Assets is $16,000, which is subject to a post-closing working capital adjustment.  SDIX Inc. will retain the cash from the purchase price, less the escrow amount (described below) until such amount, if any, is released from escrow.

SDIX Inc. and Purchaser each made customary representations, warranties and covenants in the Asset Purchase Agreement.  At closing, $1,300 of the purchase price will be placed in escrow to be governed by the terms of a separate escrow agreement.  The Asset Purchase Agreement contains indemnification provisions pursuant to which SDIX Inc. and the Purchaser have agreed to indemnify the other for certain losses, including with respect to environmental, litigation, tax and other matters.

Customary covenants govern the time between the date of the Asset Purchase Agreement and the closing regarding conduct of the Business, access to information pertaining to the Business, confidentiality, publicity, and notification of certain events.  The Asset Purchase Agreement also contains restrictive covenants, including, that SDIX Inc. not (i) engage in a competing business for a period of five years after the closing date, (ii) directly or indirectly solicit Purchaser’s employees for a period of two years after the closing date, (iii) directly or indirectly solicit the Purchaser’s customers for a period of five years after the closing date and (iv) disparage the Purchaser at any time.

The closing will occur by August 31, 2013, unless otherwise agreed by SDIX Inc. and Purchaser.  The Asset Purchase Agreement may be terminated (i) by mutual written consent of SDIX Inc. and the Purchaser, (ii) if closing does not occur on or before August 31, 2013, (iii) if stockholder approval is not obtained by SDIX Inc., (iv) if SDIX Inc. receives a Superior Proposal, as defined in the Agreement, (v) by Purchaser if there has been a Material Adverse Effect, as defined in the Asset Purchase Agreement, and in other circumstances.  SDIX Inc. has agreed to pay the Purchaser a termination fee of $480 if, among other things, (i) stockholder approval is not obtained by SDIX Inc., (ii) SDIX Inc. changes its recommendation to the stockholders or (iii) SDIX Inc. accepts an Acquisition Proposal, as defined in the Asset Purchase Agreement, and a transaction is consummated within 12 months of termination of the Asset Purchase Agreement.

Except as otherwise indicated, the disclosure set forth in these Notes to Consolidated Interim Financial Statements and elsewhere in this Form 10-Q does not give effect to the closing of the Asset Sale, which is subject to conditions as described above.  Should the Asset Sale be consummated, SDIX Inc. will no longer own its historical operating assets, and its past business operations will be discontinued.

In accordance with Accounting Standards Codification (ASC) 360, Property, Plant and Equipment, the results of operations, cash flow activity and assets and liabilities of the Life Sciences business and Food Pathogen and AG-GMO products assets were reclassified separately as held for sale and as a discontinued operation within the consolidated financial statements for all periods presented. (Note 4, Discontinued Operations)

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

2.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

SDIX Inc. and its subsidiaries collectively, (“SDIX” or the “Company”) is a biotechnology company with a core mission of developing, commercializing and marketing innovative and proprietary products, services and solutions that preserve and enhance the quality of human health and wellness.

The Company supplies products, custom services and critical reagents used across the life science research and development markets. The Company’s Genomic Antibody Technology® (“GAT”) is being used in proteomic research, disease understanding and drug/biomarker discovery among academic, biotech, in-vitro diagnostic (“IVD”) and large pharmaceutical customers.

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

The continued economic downturn, including disruptions in the capital and credit markets, may continue indefinitely and intensify, and could adversely affect our results of operations, cash flows and financial condition. These circumstances could adversely affect our access to liquidity needed to conduct or expand our business or conduct acquisitions or make other discretionary investments.

Basis of Presentation and Interim Financial Statements

The accompanying unaudited consolidated interim financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  In the opinion of management, the accompanying consolidated interim financial statements include all adjustments (all of which are of a normal recurring nature) necessary for a fair presentation of the results of operations.  The interim operating results are not necessarily indicative of the results to be expected for the entire year.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

Revenue Recognition

Revenues from discontinued operations composed of sales of immunoassay-based test kits and certain antibodies and immunochemical reagents are recognized upon the shipment of the product and transfer of title, or when related services are provided. Revenues associated with such products or services are recognized when persuasive evidence of an order exists, shipment of product has occurred or services have been provided, the price is fixed and determinable and collectability is reasonably assured. Management is required to make judgments based on actual experience about whether or not collectability is reasonably assured.

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

The Company follows Accounting Standards Codification, (ASC) 605-25 “Revenue Recognition – Multiple-Element Arrangements” to determine the recognition of revenue under collaboration agreements that include multiple elements.  The deliverables under these agreements are evaluated to determine if they have stand-alone value and revenue is allocated to the elements based upon their relative selling prices.  Since the adoption of this standard, the Company has entered into one agreement with multiple-elements.  During the first three months of 2012, the Company recognized approximately $920 in revenue related to this $1,250 agreement.  The amount recognized was comprised of $95 for materials supplied, $9 in consulting services provided and $816 in technology access fees.  In November 2012, the Company announced this agreement had been terminated by BD Diagnostics and that all revenues related to the initial $1,250 payment had been earned.

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

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

3.        BASIC AND DILUTED LOSS PER SHARE

Basic loss per share (EPS) is computed by dividing net loss available for common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS, except that the dilutive effect of converting or exercising all potentially dilutive securities is also included in the denominator such as stock options and restricted stock units. Basic loss per share excludes potentially dilutive securities.  For the three month periods ended March 31, 2013 and 2012, conversion of stock options and unvested restricted shares totaling 495,000 and 349,398, respectively, into common share equivalents were excluded from this calculation because they were anti-dilutive, due to the net loss incurred in each of the periods.

	Three Months Ended
	March 31,
	2013	2012

Weighted average common shares outstanding	20,619,165	20,488,242

Shares used in computing basic loss per share	20,619,165	20,488,242

Dilutive effect of stock options and unvested restricted stock units	-	-

Shares used in computing diluted loss per share	20,619,165	20,488,242

4.        DISCONTINUED OPERATIONS

On April 5, 2013, the Company entered into an agreement to sell the assets of its Life Sciences business to OriGene for $16,000 in cash.  OriGene will acquire substantially all of the non-cash assets and assume certain liabilities of SDIX and has agreed to offer employment to a substantial majority of the Company's employees.  The transaction is expected to be completed during the quarter ending June 30, 2013, subject to the approval of the Company's shareholders and other customary closing conditions. (See Note 1, Subsequent Events)

On October 16, 2012, the Company completed the sale of its Food Pathogens and AG-GMO products assets to Romer Labs for approximately $12,075, net of transaction fees.  These assets included intellectual property, inventory, commercial contracts and equipment.  The Company recognized a gain on the sale of these assets, after transaction fees, of $9,882.

The Company may receive additional consideration of up to $600 if it is able to meet certain conditions by April 30, 2013 as provided for in the Asset Purchase Agreement.  As of April 30, 2013, the Company received $150 pursuant to this additional consideration, and is currently seeking an extension of time to meet the remaining conditions to receive the $450 balance remaining.  Any such, additional consideration will be recorded as a gain on sale of assets as it is received.

In accordance with Accounting Standards Codification (ASC) 360, Property, Plant and Equipment, the results of operations, cash flow activity and assets and liabilities of the Life Sciences business and Food Pathogen and AG-GMO products assets were reclassified separately as items held for sale and as a discontinued operation within the consolidated financial statements for all periods presented.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

The following tables presents key information associated with the operating results of the discontinued operation for the reporting periods included in the Company’s consolidated balance sheets and consolidated statements of operations:

Assets and Liabilities of Discontinued Operations Held for Sale

	March 31,	December 31,
	2013	2012
ASSETS
Current Assets :
Receivables, net	$2,451	$2,276
Inventories	2,276	1,990
Other current assets	370	386
Total current assets held for sale	$5,097	$4,652

Property and equipment, net	4,868	4,637
Other assets	25	28
Total non-current assets held for sale	$4,893	$4,665

LIABILITIES
Current Liabilities :
Current portion of long-term debt	$55	$47
Accounts payable	553	419
Accrued expenses	205	334
Deferred revenue	37	32
Total current liabilities held for sale	$850	$832

Long-term debt	215	191
Total non-current liabilities held for sale	$215	$191

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

Results of Operations of Discontinued Operations
	Three Months Ended March 31,
	2013	2012

Revenues	$3,383	$5,637

Cost of sales	1,705	2,442

Gross profit	1,678	3,195

Operating expenses:
Research and development	486	1,098
Selling, general and administrative	2,327	2,846
Total operating expenses	2,813	3,944

Operating loss	(1,135)	(749)

Interest expense, net	5	7

Loss from discontinued operations	$(1,140)	$(756)

5.	SHARE-BASED COMPENSATION

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

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

Share-based compensation expense recorded in the three month periods ended March 31, 2013 and 2012 is summarized as follows:

	Three Months Ended
	March 31,
	2013	2012

Stock options	$77	$106
Employee stock purchase plan	-	1
Restricted stock awards	43	27

Total share-based compensation expense	$120	$134

Share-based compensation expense is a component of selling, general and administrative expense, and is recorded as a net operating activity from discontinued operations in the operating activities section of the Company’s consolidated statements of cash flows.

No options were exercised in the three month periods ended March 31, 2013 and 2012.  Proceeds received from employee payments into the ESPP in the three month periods ended March 31, 2013 and 2012, were $2 in both periods.  These amounts are recorded in the cash flows from financing activities section of the Company’s consolidated statements of cash flows.

Information with respect to the activity of outstanding stock options granted under the 2000 Plan and options granted separately from the 2000 Plan for the three months ended March 31, 2013 is summarized as follows:

					Weighted	Aggregate
	Number				Average Remaining	Instrinsic
	of Shares	Price Range			Contractual term	Value

Balance, January 1, 2013	2,170,043	$1.49	-	$4.65

Granted	81,200	$1.19	-	$1.19
Cancelled / Forfeited	(32,800)	$2.00	-	$3.45

Balance, March 31, 2013	2,218,443	$1.19	-	$4.65	6.6 years	$-

Vested and excercisable at
March 31, 2013	1,327,101	$1.49	-	$4.65	5.7 years	$-

Expected to vest as of
March 31, 2013	2,143,309	$1.19	-	$4.65	6.6 years	$-

During the three month period ended March 31, 2013, there were 81,200 options granted with a weighted average grant date fair value, based on a Black-Scholes option pricing model, of $0.44 per share.  The assumptions used in the Black-Scholes model are as follows: dividend yield 0%, expected volatility 47.1%, risk-free interest rate 1.17% and expected life of 6.25 years.  The Company uses the Simplified Method for determining the expected life of options granted to employees which is computed using the sum of the average vesting period and the contractual life of the option and dividing by two, for all periods presented.  The Company uses the contractual life of the option to determine the expected life of the option for nonemployees.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

The following table provides additional information about the Company’s stock options outstanding and exercisable at March 31, 2013:

			Options Outstanding				Options Exercisable
				Weighted Average				Wtd. Average Exercise Price
Range of Exercise Prices			Number of Shares	Remaining Contractual Life		Exercise Price	Number of Shares

$1.19	-	$2.51	1,904,302	7.1	Years	$1.82	1,012,960	$1.76
$3.05	-	$3.57	66,300	1.8	Years	$3.52	66,300	$3.52
$3.69	-	$4.65	247,841	3.9	Years	$4.17	247,841	$4.17
$1.19	-	$4.65	2,218,443	6.6	Years	$2.13	1,327,101	$2.30

A summary of the status of the Company’s unvested restricted stock as of December 31, 2012 and changes during the three month period ended March 31, 2013 is presented below.

		Weighted Average
		Grant Date	Aggregate
	Shares	Fair Value	Intrinsic Value

Non-vested RSA’s at January 1, 2013	445,000	$1.60
Granted	100,000	$1.08
Cancelled / forfeited	(50,000)	$1.59

Non-vested RSA’s at March 31, 2013	495,000	$1.50	$485

Expected to vest at March 31, 2013	448,125	$1.50	$439

Restricted stock granted is generally scheduled to vest over periods of two to four years. The cost of the grant is charged to operations over the vesting period.  At March 31, 2013, the weighted average remaining term of non-vested restricted stock was 2.5 years.

 The Company also issued 410,000 performance-based Restricted Stock Units (“RSUs”) during the period ended March 31, 2012, of which 200,000 have been forfeited.  The fair value of an RSU is equal to the market value of a share of stock on the date of grant.  The performance-based RSUs vest based upon the achievement of certain goals related to the Company’s senior management team, for periods ranging from June 30, 2012 through December 31, 2015.  Unless forfeited, the performance-based RSUs will be paid out in the form of stock, if the Company meets the performance targets.  If the designated performance targets are not met, no payout will be made.  Performance related to 85,000 RSUs was met in the quarter ended December 31, 2012, and these shares are included in the Restricted Stock summary above.  No additional performance targets were met in the quarter ended March 31, 2013. No expense has been recognized for the remaining awards as the probability of achieving the targets is currently assessed as not probable.

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

6.        INVENTORIES

The Company’s inventories are valued at the lower of cost or market. For inventories that consist primarily of test kit components, bulk serum and antibody products, cost is determined using the first in, first out method. For inventories that consist of costs associated with the production of custom antibodies, cost is determined using the specific identification method. At March 31, 2013 and December 31, 2012, inventories consisted of the following and are included in assets held for sale (Note 4, Discontinued Operations):

	March 31,	December 31,
	2013	2012

Raw materials	$695	$692
Work in progress	1,162	1,023
Finished goods	419	275
Inventories	$2,276	$1,990

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

To date, the Company has borrowed $316 against this Master Lease agreement, which includes four separate leases, of which $270 is outstanding as of March 31, 2013.  Each of the leases contains a 60 month term with an imputed interest rate of approximately 4.3%.

The Company has certain financial covenants to meet related to this Master Equipment Lease, including tangible net worth of not less than $15,000, minimum liquidity of $2,000 and a requirement to maintain its primary banking accounts with the commercial bank.  As of March 31, 2013, the Company was in compliance with all applicable loan covenants.  This debt is included in both current liabilities held for sale ($55) and non-current liabilities held for sale ($215).  (Note 4, Discontinued Operations)

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

8.        INCOME TAXES

The Company evaluates its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required.  The Company had a full valuation allowance offsetting its U.S. federal and state net deferred tax assets which primarily represent net operating loss carryforwards (“NOLs”) at December 31, 2012.  During the three month period ended March 31, 2013, the Company’s management concluded that the full valuation allowance for U.S. federal and state net deferred tax assets is appropriate as the facts and circumstances during the first three months of 2013 did not change management’s conclusion that a full valuation allowance is necessary.

The Company is subject to U.S. federal and UK income tax, as well as income taxes of multiple state jurisdictions.   The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  At March 31, 2013, the Company had no interest or penalties accrued related to uncertain tax positions due to the available NOLs.

           As of March 31, 2013, the Company provided a liability for approximately $596 of unrecognized tax benefits.  For the three months ended March 31, 2013, unrecognized tax benefits increased by $6 to $596, which if recognized in a period where there was not a full valuation allowance, would affect the effective tax rate.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements reflecting the current expectations of Strategic Diagnostics Inc. and its subsidiaries (the “Company” or “SDIX”). In addition, when used in this quarterly report, the words “anticipate,” “enable,” “estimate,” “intend,” “expect,” “believe,” “potential,” “may,” “will,” “should,” “project” and similar expressions as they relate to the Company are intended to identify said forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, which may cause actual results to differ from those anticipated at this time. Such risks and uncertainties include, without limitation, changes in demand for products, delays in product development, delays in market acceptance of new products, retention of customers, attraction and retention of management and key employees, adequate supply of raw materials, inability to obtain or delays in obtaining third party approvals or required government approvals, the ability to meet increased market demand, competition, protection of intellectual property, non-infringement of intellectual property, seasonality, the ability to obtain financing and other factors more fully described in the Company’s public filings with the SEC including, without limitation, the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Introductory Note

On April 5, 2013, Strategic Diagnostics Inc., a Delaware corporation (“SDIX Inc.”), SDIX, LLC, a Delaware limited liability company (the “Purchaser”) and OriGene Technologies, Inc., a Delaware corporation and the ultimate parent of the Purchaser (“Parent” or “OriGene”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”).

Pursuant to the terms and conditions of the Asset Purchase Agreement, the Purchaser will acquire all of SDIX Inc.’s right, title, and interest in substantially all of the assets, equipment, inventory, and intellectual property (the “Purchased Assets”) related exclusively to SDIX Inc.’s life sciences business, the product portfolio in respect of which includes a full suite of integrated capabilities, including antibody and assay design, development and production and the Advanced Technologies Business (the “Asset Sale”).  The Purchaser will also assume and agree to discharge the Assumed Liabilities, as defined in the Asset Purchase Agreement.  Parent unconditionally guarantees Purchaser’s obligations in the Asset Purchase Agreement.  The purchase price for the Purchased Assets is $16 million, which is subject to a post-closing working capital adjustment.  SDIX Inc. will retain the cash from the purchase price, less the escrow amount (described below) until such amount, if any, is released from escrow.

SDIX Inc. and Purchaser each made customary representations, warranties and covenants in the Asset Purchase Agreement.  At closing, $1.3 million of the purchase price will be placed in escrow to be governed by the terms of a separate escrow agreement.  The Asset Purchase Agreement contains indemnification provisions pursuant to which SDIX Inc. and the Purchaser have agreed to indemnify the other for certain losses, including with respect to environmental, litigation, tax and other matters.

Customary covenants govern the time between the date of the Asset Purchase Agreement and the closing regarding conduct of the Business, access to information pertaining to the Business, confidentiality, publicity, and notification of certain events.  The Asset Purchase Agreement also contains restrictive covenants, including, that SDIX Inc. not (i) engage in a competing business for a period of five years after the closing date, (ii) directly or indirectly solicit Purchaser’s employees for a period of two years after the closing date, (iii) directly or indirectly solicit the Purchaser’s customers for a period of five years after the closing date and (iv) disparage the Purchaser at any time.

The closing will occur by August 31, 2013, unless otherwise agreed by SDIX Inc. and Purchaser.  The Asset Purchase Agreement may be terminated (i) by mutual written consent of SDIX Inc. and the Purchaser, (ii) if closing does not occur on or before August 31, 2013, (iii) if stockholder approval is not obtained by SDIX Inc., (iv) if SDIX Inc. receives a Superior Proposal, as defined in the Agreement, (v) by Purchaser if there has been a Material Adverse Effect, as defined in the Asset Purchase Agreement, and in other circumstances.  SDIX Inc. has agreed to pay the Purchaser a termination fee of $480,000 if, among other things, (i) stockholder approval is not obtained by SDIX Inc., (ii) SDIX Inc. changes its recommendation to the stockholders or (iii) SDIX Inc. accepts an Acquisition Proposal, as defined in the Asset Purchase Agreement, and a transaction is consummated within 12 months of termination of the Asset Purchase Agreement.

Following the asset sale transaction, the Company’s Board plans to explore strategic alternatives to deploy the proceeds of the asset sale transaction and the Company’s other assets, which may include future acquisitions, a merger with another company, or other actions to redeploy capital, including without limitation, distribution of cash to SDIX shareholders.

Except as otherwise indicated, the disclosure set forth in this Form 10-Q does not give effect to the closing of the Asset Sale, which is subject to conditions as described above.  Should the Asset Sale be consummated, the Company will no longer own its historical operating assets, and its past business operations will be discontinued.

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

The Company’s product portfolio includes a full suite of integrated capabilities including antibody and assay design, development and production. These capabilities, combined with our proprietary Genomic Antibody Technology® (“GAT”), are being used today to help discover the mechanisms of disease, facilitate the development of new drugs, and provide the means for rapid diagnosis. In 2011, the Company continued the transition from a fragmented product offering and marketing strategy to becoming a focused organization, with proven, proprietary technologies tied directly to its customers’ needs. The Company sold its Water Quality and Environmental assets in 2011 and its Food Pathogen and AG-GMO assets in 2012, as part of its overall strategy to focus on its core Life Science operations.  Financial information of the Food/AG-GMO product groups has been separately reclassified within the consolidated financial statements as a discontinued operation.  See Note 4 of the Notes to the Consolidated Financial Statements for further information.

Results of Operations

Three Months Ended March 31, 2013 versus Three Months Ended March 31, 2012

Due to the previously mentioned agreement with Origene to purchase substantially all of the non-cash assets of the Company, discussion concerning revenues, costs of sales and operating expenses are more fully explained in the discontinued operations portion of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Selling, general and administrative

Selling, general and administrative expenses were $454,000 for the three-month period ended March 31, 2013 and $441,000 for the three months ended March 31, 2012.  These costs reflect the levels of personnel and professional fees related to the minimal operations that the Company expects to continue following the consummation of the Asset Sale.

Income taxes

The Company recorded no income tax provision for the three-month periods ended March 31, 2013 and March 31, 2012.  The Company has full valuation allowances placed against U.S. federal and state deferred tax assets.

Loss from continuing operations

Loss from continuing operations was $454,000, or $0.02 per diluted share for the three-month period ended March 31, 2013, and $441,000, or $0.02 per diluted share for the three-month period ended March 31, 2012.  Diluted shares utilized in these computations were 20.6 million and 20.5 million for the 2013 and 2012 three-month periods respectively.

Loss from discontinued operations

Loss from discontinued operations of the Company’s life sciences assets was $1.1 million in the three-month period ended March 31, 2013, compared to losses from discontinued operations of the Company’s life sciences, food pathogen and AG-GMO assets of $756,000 for the three-month period ended March 31, 2012.  Loss per diluted share from discontinued operations was $0.06 for the three-month period ended March 31, 2013 and $0.04 for the three-month period ended March 31, 2012.  Diluted shares utilized in this computation were 20.6 million and 20.5 million for the 2013 and 2012 three-month periods, respectively.

Revenues – discontinued operations

Revenues for the three months ended March 31, 2013 decreased 40% to $3.4 million, compared to $5.6 million for the same period in 2012. This decrease was primarily the result of the sale of the Food Pathogens - Ag products assets in 2012, which had revenue of $1.6 million in the 2012 three-month period. The remaining difference is the result of decreases in sales to the Company’s Life Sciences customers of 15%, from $3.9 million to $3.4 million.  This decrease was primarily the result of lower sales to academic customers of 52%, from $0.2 million to $0.1 million, content/resellers of 31%, from $0.7 million to $0.4 million and IVD customers of 17% from $2.7 million to $2.3 million.  The Company recorded an increase in sales of 33% to its biopharma customers from $0.4 million to $0.6 million. Included in IVD sales for 2012 was $0.9 million recognized pursuant to the BD Diagnostics multiple-element arrangement as described in Note 2, Revenue Recognition.

Gross profit – discontinued operations

Gross profit for the three months ended March 31, 2013 was $1.7 million compared to $3.2 million for the same period in 2012. Gross margins were 50% and 57% for the three month periods ended March 31, 2013 and 2012, respectively.  The decrease in gross profit was primarily attributable to the lower level of sales in the 2013 period; the decrease in gross margin was primarily attributable to the technology access fees recognized in the 2012 period as revenue pursuant to the BD Diagnostics multiple-element arrangement.

Research and development – discontinued operations

Research and development expenses were $486,000, or 14% of revenues, for the three-month period ended March 31, 2013, compared to $1.1 million, or 19% of revenues, for the three-month period ended March 31, 2012.  This decrease was primarily the result of decreased levels of personnel and their related costs in the 2013 period.

Selling, general and administrative – discontinued operations

Selling, general and administrative expenses were $2.3 million, or 69% of revenues, for the three-month period ended March 31, 2013, compared to $2.8 million, or 50% of revenues, for the three-month period ended March 31, 2012.  This decrease was primarily the result of lower levels of personnel and their related cost.

Interest expense, net – discontinued operations

The Company had net interest expense of $5,000 for the three-month period ended March 31, 2013 compared to net interest expense of $7,000 for the three-month period ended March 31, 2012. The decrease was primarily due to lower levels of debt in the 2013 period.

Net loss

Net loss was $1.6 million, or $0.08 per diluted share, for the three-month period ended March 31, 2013, compared to a net loss of $1.2 million, or $0.06 per diluted share, for the same period in 2012. Diluted shares utilized were 20.6 million and 20.5 million for the 2013 and 2012 periods, respectively.

Liquidity and Capital Resources

The net cash used in operating activities was $1.8 million for the first three months of 2013 compared to net cash used in operating activities of $306,000 for the first three months of 2012.  The net cash used in operating activities for the 2013 period was primarily the result of the net loss incurred and the use of cash by discontinued operations.  The net cash used in operating activities for the 2012 period was primarily the result of the net loss incurred and partially offset by the cash provided by discontinued operations.

Net cash used in investing activities of $277,000 for the first three months of 2013 related to the capital expenditures for the period. This compares to net cash used in investing activities of $585,000 for the first three months of 2012. The capital expenditures for the 2013 and 2012 periods were primarily related to purchases of manufacturing and laboratory equipment, as well as leasehold improvements.

Net cash used in financing activities of $11,000 for the first three months of 2013 was attributable to scheduled debt repayments.  Net cash provided by financing activities of $2,000 for the first three months of 2012 was the result of a reduction in the Company’s restricted cash requirement and payments into the Company’s Employee Stock Purchase Plan, offset by scheduled debt repayments.

The Company’s working capital (current assets less current liabilities) was $18.9 million at March 31, 2013 compared to $20.6 million at December 31, 2012.

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

To date, the Company has borrowed $316,000 against this Master Equipment Lease agreement, which includes four separate leases, of which $270,000 is outstanding as of March 31, 2013.  Each of the leases contains a 60-month term with an imputed interest rate of approximately 4.3%.

The Company has certain financial covenants to meet related to this Master Equipment Lease agreement, including tangible net worth of not less than $15 million, minimum liquidity of $2 million and a requirement to maintain its primary banking accounts with the commercial bank.  As of March 31, 2013, the Company was in compliance with all applicable loan covenants.

For the three months ended March 31, 2013, the Company satisfied all of its cash requirements from cash available and on-hand.  At March 31, 2013, the Company had $270,000 of debt and $23.6 million of stockholders’ equity.  This debt is included in both current liabilities held for sale ($55,000) and non-current liabilities held for sale ($215,000).  (Note 4, Discontinued Operations)

Based upon its cash and cash equivalents on hand, credit facilities, current product sales and the anticipated sales of new products, the Company believes it has, or has access to, sufficient resources to meet its operating requirements through at least the next 12 months.  In reaching this conclusion, the Company has taken into account its expectation of decreased needs for liquidity based upon the pending Asset Purchase Agreement (see Note 1, Subsequent Events).

The Company’s ability to meet its long-term capital needs will depend on a number of factors, including compliance with new loan covenants,  future relationships with corporate partners, government regulation,  its successful sale of additional common stock and/or the Company successfully locating and obtaining other financing, and the success of the Company’s plan to make future acquisitions. Accordingly, no assurance can be given that the Company will be able to meet the future liquidity requirements that may arise from these inherent and similar uncertainties.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

STRATEGIC DIAGNOSTICS INC.
Date: May 15, 2013	/s/ Francis M. DiNuzzo
Francis M. DiNuzzo President, Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2013	/s/ Kevin J. Bratton
Kevin J. Bratton Vice President – Finance and Chief Financial Officer (Principal Financial and Accounting Officer)