Form 10-Q/A
period 2013-03-31
STRATEGIC DIAGNOSTICS INC/DE/
filed 2013-06-11
CIK 911649

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

Explanatory Note

We are filing this Amended Quarterly Report on Form 10-Q/A (the “Amended 10-Q”) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, as filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2013 (the “Original Form 10-Q”), to reclassify the financial results of the Company’s Life Sciences Business as continuing operations rather than as discontinued operations, held for sale, as initially reported. Details of the restatements are discussed below and in Note 1 to the accompanying restated consolidated financial statements.

Description of Restatement

    On June 6, 2013, management concluded that the Company would amend and restate its previously issued consolidated financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 to present the results of its Life Sciences Business as continuing operations.  These results had been previously presented as discontinued operations held for sale.  The determination to restate the results as continuing operations reflects the fact that the required stockholder vote regarding approval of the sale of the assets comprising the Life Sciences Business has not yet occurred.  This vote is expected to take place in early July 2013.  As the restatement is one of presentation only, stockholder’s equity, net loss and cash used in operating activities are not impacted. On June 11, 2013, the Audit Committee of the Board of Directors of the Company agreed with management's conclusion and approved the filing of the Amended 10-Q.

Other than to change the presentation of our results as described above, and to address in Part I, Item 4 the impact of the need for these changes on our management’s assessment of our disclosure controls and procedures, no other changes have been made to the Original Form 10-Q. This Amendment does not reflect subsequent events or circumstances that may have occurred after the filing date of the Original Form 10-Q or modify or update in any way disclosures made in the Original Form 10-Q or otherwise update disclosures (including the exhibits to the Original Form 10-Q) other than the updating of the exhibits to include updated Certifications of the Chief Executive and Chief Financial Officers.

STRATEGIC DIAGNOSTICS INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2013	2012
ASSETS	Restated
Current Assets :
Cash and cash equivalents	$16,026	$18,145
Receivables, net	2,451	2,276
Inventories	2,276	1,990
Other current assets	880	457
Total current assets	21,633	22,868

Property and equipment, net	4,868	4,637
Other assets	25	28
Deferred tax asset	35	37
Total assets	$26,561	$27,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities :
Current portion of long-term debt	$55	$47
Accounts payable	553	419
Accrued expenses	2,110	1,771
Deferred revenue	37	32
Total current liabilities	2,755	2,269

Long-term debt	215	191

Stockholders’ Equity:
Preferred stock, $.01 par value, 20,920,648 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.01 par value, 50,000,000 shares authorized,
21,521,461 and 21,467,700 issued
at March 31, 2013 and December 31, 2012, respectively	215	215
Additional paid-in capital	43,003	42,879
Treasury stock, 406,627 common shares at cost
at March 31, 2013 and December 31, 2012	(555)	(555)
Accumulated deficit	(18,789)	(17,195)
Cumulative translation adjustments	(283)	(234)
Total stockholders’ equity	23,591	25,110
Total liabilities and stockholders’ equity	$26,561	$27,570

The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2013	2012
	Restated

Revenues	$3,383	$3,980

Cost of sales	1,705	1,697

Gross profit	1,678	2,283

Operating expenses:
Research and development	486	958
Selling, general and administrative	2,781	2,824
Total operating expenses	3,267	3,782

Operating loss	(1,589)	(1,499)

Interest expense, net	(5)	(7)

Loss from continuing operations before taxes	(1,594)	(1,506)

Income tax expense (benefit)	-	-

Loss from continuing operations, net of taxes	(1,594)	(1,506)

Income from discontinued operations	-	309

Net loss	$(1,594)	$(1,197)

Basic loss per share from continuing operations	$(0.08)	$(0.07)
Basic income per share from discontinued operations	0.00	0.01

Basic net loss per share	$(0.08)	$(0.06)

Shares used in computing basic net income (loss) per share	20,619,165	20,488,242

Diluted loss per share from continuing operations	$(0.08)	$(0.07)
Diluted income per share from discontinued operations	0.00	0.01

Diluted net loss per share	$(0.08)	$(0.06)

Shares used in computing diluted net loss per share	20,619,165	20,488,242

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

The accompanying notes are an integral part of these statements

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months
	Ended March 31,
	2013	2012
	Restated
Cash Flows from Operating Activities :
Net loss	$(1,594)	$(1,197)
Less: Income from discontinued operations	-	309
Loss from continuing operations	(1,594)	(1,506)
Adjustments to reconcile net loss to net
cash used in operating activities :
Depreciation and amortization	235	226
Share-based compensation expense	120	134
Deferred income tax provision	2	-
(Increase) decrease in :
Receivables	(175)	380
Inventories	(286)	(80)
Other current assets	(423)	(541)
Other assets	6	(23)
Increase (decrease) in :
Accounts payable	(11)	25
Accrued expenses	339	370
Deferred revenue	5	334
Net operating activities from discontinued operations	-	375
Net cash used in operating activities	(1,782)	(306)

Cash Flows from Investing Activities :
Purchase of property and equipment	(277)	(585)
Net cash used in investing activities	(277)	(585)

Cash Flows from Financing Activities :
Proceeds from employee stock purchase plan	2	2
Restricted cash requirement	-	100
Repayments on financing obligations	(13)	(100)
Net cash provided by (used in) financing activities	(11)	2

Effect of exchange rate changes on cash	(49)	22

Net decrease in Cash and Cash Equivalents	(2,119)	(867)

Cash and Cash Equivalents, Beginning of Period	18,145	10,665

Cash and Cash Equivalents, End of Period	$16,026	$9,798

Supplemental Cash Flow Disclosure :

Cash paid for taxes, net of tax refunds	27	14

Cash paid for interest	5	9

Noncash investing activity, purchase of property and equipment	145	-

Noncash investing activity, capital lease obligations	45	-

The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

1. RESTATEMENT

On June 6, 2013, management of Strategic Diagnostics Inc., a Delaware corporation (“SDIX Inc.”), concluded that SDIX would amend and restate its previously issued consolidated financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 to present the results of its Life Sciences Business as continuing operations.  These results had been previously presented as discontinued operations held for sale.  The determination to restate the results as continuing operations reflects the fact that the required stockholder vote regarding approval of the sale of the assets comprising the Life Sciences Business has not yet occurred.  This vote is expected to take place in early July 2013.  As the restatement is one of presentation only, stockholder’s equity, net loss and cash used in operating activities are not impacted. On June 11, 2013, the Audit Committee of the Board of Directors of the Company agreed with management's conclusion and approved the filing of an amendment to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, as filed with the Securities and Exchange Commission on May 15, 2013.

The impact of the restatement on the Company’s March 31, 2013 and December 31, 2012 Consolidated Balance Sheet is outlined below.
(in thousands, except share data)

	March 31, 2013			December 31, 2012
	Restated	As Reported	Variance	Restated	As Reported	Variance
ASSETS
Current Assets :
Cash and cash equivalents	$16,026	$16,026	-	$18,145	$18,145	-
Receivables, net	2,451	-	2,451	2,276	-	2,276
Inventories	2,276	-	2,276	1,990	-	1,990
Other current assets	880	510	370	457	71	386
Current assets held for sale	-	5,097	(5,097)	-	4,652	(4,652)
Total current assets	21,633	21,633	-	22,868	22,868	-

Property and equipment, net	4,868	-	4,868	4,637	-	4,637
Other assets	25	-	25	28	-	28
Deferred tax asset	35	35	-	37	37	-
Non-current assets held for sale	-	4,893	(4,893)	-	4,665	(4,665)
Total assets	$26,561	$26,561	$-	$27,570	$27,570	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities :
Current portion of long-term debt	$55	$-	$55	$47	$-	$47
Accounts payable	553	-	553	419	-	419
Accrued expenses	2,110	1,905	205	1,771	1,437	334
Deferred revenue	37	-	37	32	-	32
Current liabilities held for sale	-	850	(850)	-	832	(832)
Total current liabilities	2,755	2,755	-	2,269	2,269	-

Long-term debt	215	-	215	191	-	191
Non-current liabilities held for sale	-	215	(215)	-	191	(191)
Total non-current liabilities	215	215	-	191	191	-

Stockholders’ Equity:
Preferred stock, $.01 par value, 20,920,648 shares authorized, no shares issued or outstanding	-	-	-	-	-	-
Common stock, $.01 par value, 50,000,000 shares authorized, 21,521,461 and 21,467,700 issued at March 31, 2013 and December 31, 2012, respectively	215	215	-	215	215	-
Additional paid-in capital	43,003	43,003	-	42,879	42,879	-
Treasury stock, 406,627 common shares at cost at March 31, 2013 and December 31, 2012	(555)	(555)	-	(555)	(555)	-
Accumulated deficit	(18,789)	(18,789)	-	(17,195)	(17,195)	-
Cumulative translation adjustments	(283)	(283)	-	(234)	(234)	-
Total stockholders’ equity	23,591	23,591	-	25,110	25,110	-
Total liabilities and stockholders’ equity	$26,561	$26,561	$-	$27,570	$27,570	$-

The accompanying notes are an integral part of these statements.

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

The impact of the restatement on the Company’s March 31, 2013 and March 31, 2012 Consolidated Statement of Operations is outlined below.
(in thousands, except share data)

	Three months ended March 31, 2013			Three months ended March 31, 2012
	Restated	As Reported	Variance	Restated	As Reported	Variance

Revenues	$3,383	$-	$3,383	$3,980	$-	$3,980

Cost of sales	1,705	-	1,705	1,697	-	1,697
Gross profit	1,678	-	1,678	2,283	-	2,283

Operating expenses:
Research and development	486	-	486	958	-	958
Selling, general and administrative	2,781	454	2,327	2,824	441	2,383
Total operating expenses	3,267	454	2,813	3,782	441	3,341

Operating loss	(1,589)	(454)	(1,135)	(1,499)	(441)	(1,058)

Interest expense, net	(5)	-	(5)	(7)	-	(7)

Loss from continuing operations before taxes	(1,594)	(454)	(1,140)	(1,506)	(441)	(1,065)

Income tax expense (benefit)	-	-	-	-	-	-

Loss from continuing operations, net of taxes	(1,594)	(454)	(1,140)	(1,506)	(441)	(1,065)

Income (loss) from discontinued operations	-	(1,140)	1,140	309	(756)	1,065

Net loss	$(1,594)	$(1,594)	$-	$(1,197)	$(1,197)	$-

Basic loss per share from continuing operations	$(0.08)	$(0.02)	$(0.06)	$(0.07)	$(0.02)	$(0.05)
Basic net income (loss) per share from discontinued operations	0.00	(0.06)	0.06	0.01	(0.04)	0.05

Basic net loss per share	$(0.08)	$(0.08)	$-	$(0.06)	$(0.06)	$-

Shares used in computing basic net income (loss)per share	20,619,165	20,619,165	-	20,488,242	20,488,242	-

Diluted loss per share from continuing operations	$(0.08)	$(0.02)	$(0.06)	$(0.07)	$(0.02)	$(0.05)
Diluted net income (loss) per share from discontinued operations	0.00	(0.06)	0.06	0.01	(0.04)	0.05

Diluted net loss per share	$(0.08)	$(0.08)	$-	$(0.06)	$(0.06)	$-

Shares used in computing diluted net loss per share	20,619,165	20,619,165	-	20,488,242	20,488,242	-

The consolidated statement of cash flows has also been restated to present information on a gross basis.  However, net cash provided by (used in) operating activities, financing activities and investing activities were not impacted by the restatement.

2. SUBSEQUENT EVENTS

On April 5, 2013, SDIX Inc., SDIX, LLC, a Delaware limited liability company (the “Purchaser”) and OriGene Technologies, Inc., a Delaware corporation and the ultimate parent of the Purchaser (“Parent” or “OriGene”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”).

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

3.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company follows Accounting Standards Codification, (ASC) 605-25 “Revenue Recognition – Multiple-Element Arrangements” to determine the recognition of revenue under collaboration agreements that include multiple elements.  The deliverables under these agreements are evaluated to determine if they have stand-alone value and revenue is allocated to the elements based upon their relative selling prices.  Since the adoption of this standard, the Company has entered into one agreement with multiple-elements.  During the first three months of 2012, the Company recognized approximately $920 in revenue related to this $1,250 agreement.  The amount recognized was comprised of $95 for materials supplied, $9 in consulting services provided and $816 in technology access fees.  In November 2012, the Company announced this agreement had been terminated by Beckton Dickinson (BD) Diagnostics and that all revenues related to the initial $1,250 payment had been earned.

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

5.        DISCONTINUED OPERATIONS

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

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

In accordance with Accounting Standards Codification (ASC) 360, Property, Plant and Equipment, the results of operations and cash flow activity of the Food Pathogen and AG-GMO products assets were reclassified separately as a discontinued operation within the consolidated financial statements for all periods presented.  The following table presents key information associated with the operating results of the discontinued operation for the reporting periods included in the Company’s consolidated statements of operations:

Results of Operations of Discontinued Operations

	Three Months Ended March 31,
	2013	2012

Revenues	$-	$1,657

Cost of sales	-	745

Gross profit	-	912

Operating expenses:
Research and development	-	140
Selling, general and administrative	-	463
Total operating expenses	-	603

Operating income	-	309

Income tax expense	-	-

Income from discontinued operations	$-	$309

         For comparative purposes, items from discontinued operations in the Company’s March 31, 2012 Consolidated Balance Sheet included approximately $899 of accounts receivable, $1,157 of inventory, $1,178 of intangible assets and $37 of net property and equipment.

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

    The Company also issued 410,000 performance-based Restricted Stock Units (“RSUs”) during the period ended March 31, 2012, of which 200,000 have been forfeited.  The fair value of an RSU is equal to the market value of a share of stock on the date of grant.  The performance-based RSUs vest based upon the achievement of certain goals related to the Company’s senior management team, for periods ranging from June 30, 2012 through December 31, 2015.  Unless forfeited, the performance-based RSUs will be paid out in the form of stock, if the Company meets the performance targets.  If the designated performance targets are not met, no payout will be made.  As of March 31, 2013, performance related to 85,000 RSUs has been met, and these shares are included in the Restricted Stock summary above.  No expense has been recognized for the remaining awards as the probability of achieving the targets is currently assessed as not probable.

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

STRATEGIC DIAGNOSTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

7.        INVENTORIES

The Company’s inventories are valued at the lower of cost or market. For inventories that consist primarily of test kit components, bulk serum and antibody products, cost is determined using the first in, first out method. For inventories that consist of costs associated with the production of custom antibodies, cost is determined using the specific identification method. At March 31, 2013 and December 31, 2012, inventories consisted of the following:

	March 31,	December 31,
	2013	2012

Raw materials	$695	$692
Work in progress	1,162	1,023
Finished goods	419	275
Inventories	$2,276	$1,990

8.        DEBT

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

To date, the Company has borrowed $316 against this Master Equipment Lease agreement, which includes four separate leases, of which $270 is outstanding as of March 31, 2013.  Each of the leases contains a 60 month term with an imputed interest rate of approximately 4.3%.

The Company has certain financial covenants to meet related to this Master Equipment Lease agreement, including tangible net worth of not less than $15,000, minimum liquidity of $2,000 and a requirement to maintain its primary banking accounts with the commercial bank.  As of March 31, 2013, the Company was in compliance with all applicable loan covenants.

9.        INCOME TAXES

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

Restatement

            On June 6, 2013, management concluded that the Company would amend and restate its previously issued consolidated financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 to present the results of its Life Sciences Business as continuing operations.  These results had been previously presented as discontinued operations held for sale.  The determination to restate the results as continuing operations reflect the fact that the required stockholder vote regarding approval of the sale of the assets comprising the Life Sciences Business has not yet occurred.  This vote is expected to take place in early July 2013.  As the restatement is one of presentation only, stockholder’s equity, net loss and cash used in operating activities are not impacted.  See Note 1 to the Company’s consolidated financial statements in Item 1 above for details on the impact of the restatement on the Company’s consolidated financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012. On June 11, 2013, the Audit Committee of the Board of Directors of the Company agreed with management's conclusion and approved the filing of an amendment to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 as filed with the Securities and Exchange Commission on May 15, 2013.

Introductory Note

On April 5, 2013, SDIX, the Purchaser and OriGene entered into the Asset Purchase Agreement.

Pursuant to the terms and conditions of the Asset Purchase Agreement, the Purchaser will acquire all of the Company’s right, title, and interest in the Purchased Assets related exclusively to the Company’s Life Sciences Business, the product portfolio in respect of which includes a full suite of integrated capabilities, including antibody and assay design, development and production and the Advanced Technologies Business.  The Purchaser will also assume and agree to discharge the Assumed Liabilities, as defined in the Asset Purchase Agreement.  Parent unconditionally guarantees Purchaser’s obligations in the Asset Purchase Agreement.  The purchase price for the Purchased Assets is $16.0 million, which is subject to a post-closing working capital adjustment.  The Company will retain the cash from the purchase price, less the escrow amount (described below) until such amount, if any, is released from escrow.

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

    The Company’s product portfolio includes a full suite of integrated capabilities including antibody and assay design, development and production. These capabilities, combined with our proprietary Genomic Antibody Technology® (“GAT”), are being used today to help discover the mechanisms of disease, facilitate the development of new drugs, and provide the means for rapid diagnosis. In 2011, the Company continued the transition from a fragmented product offering and marketing strategy to becoming a focused organization, with proven, proprietary technologies tied directly to its customers’ needs. The Company sold its Water Quality and Environmental products assets in 2011 and its Food Pathogen and AG-GMO products assets in 2012, as part of its overall strategy to focus on its core Life Science operations.  Financial information of the Food/AG-GMO product groups has been separately reclassified within the consolidated financial statements as a discontinued operation.  See Note 5 of the Notes to the Consolidated Financial Statements for further information.

    The Company continued to develop multiple channels to market worldwide through an approach that includes direct sales, inside sales, distributors and agents.

Results of Operations

Three Months Ended March 31, 2013 versus Three Months Ended March 31, 2012

Revenues

Revenues for the three months ended March 31, 2013 decreased 15%, from $4.0 million to $3.4 million.  This decrease was primarily the result of lower sales to academic customers of 52%, from $0.2 million to $0.1 million, content/resellers of 31%, from $0.7 million to $0.4 million and IVD customers of 17% from $2.7 million to $2.3 million.  The Company recorded an increase in sales of 33% to its biopharma customers from $0.4 million to $0.6 million.  Included in IVD sales for 2012 was $0.9 million recognized pursuant to the Beckton Dickinson (BD) Diagnostics multiple-element arrangement as described in Note 2, Revenue Recognition.

Gross profit

Gross profit for the three months ended March 31, 2013 was $1.7 million compared to $2.3 million for the same period in 2012. Gross margins were 50% and 57% for the three month periods ended March 31, 2013 and 2012, respectively.  The decrease in gross profit was primarily attributable to the lower level of sales in the 2013 period; the decrease in gross margin was primarily attributable to the technology access fees recognized in the 2012 period as revenue pursuant to the BD Diagnostics multiple-element arrangement.

Research and development

Research and development expenses were $486,000, or 14% of revenues for the three month period ended March 31, 2013, compared to $958,000, or 24% of revenues for the three month period ended March 31, 2012.  This decrease was primarily the result of decreased levels of personnel and their related costs in the 2013 period.

Selling, general and administrative

Selling, general and administrative expenses were $2.8 million for the three month periods ended March 31, 2013 and 2012.  Lower levels of personnel and their related cost were offset by higher professional fees for legal services, primarily related to the previously announced OriGene Asset Purchase Agreement.

Interest expense, net

The Company had net interest expense of $5,000 for the three month period ended March 31, 2013 compared to net interest expense of $7,000 for the three month period ended March 31, 2012. The decrease was primarily due to lower levels of debt in the 2013 period.

Income taxes

The Company recorded no income tax provision for the three month periods ended March 31, 2013 and March 31, 2012.  The Company has full valuation allowances placed against U.S. federal and state deferred tax assets.

Loss from continuing operations

Loss from continuing operations was $1.6 million, or $0.08 per diluted share, for the three month period ended March 31, 2013, and $1.5 million, or $0.07 per diluted share, for the three month period ended March 31, 2012.  Diluted shares utilized in these computations were 20.6 million and 20.5 million for the 2013 and 2012 three month periods respectively.

Income from discontinued operations

Income from the Company’s discontinued operations of its Food Pathogen and AG-GMO products assets were $309,000 for the three month period ended March 31, 2012.  Income per share from discontinued operations was $0.01 per diluted share for the three month period ended March 31, 2012.  Diluted shares utilized in this computation were 20.5 million.

Net loss

Net loss was $1.6 million, or $0.08 per diluted share, for the three month period ended March 31, 2013, compared to a net loss of $1.2 million, or $0.06 per diluted share, for the same period in 2012. Diluted shares utilized were 20.6 million and 20.5 million for the 2013 and 2012 periods, respectively.

Liquidity and Capital Resources

The net cash used in operating activities was $1.8 million for the first three months of 2013 compared to net cash used in operating activities of $306,000 for the first three months of 2012.  The net cash used in operating activities for the 2013 period was primarily the result of the net loss incurred and an increase in other current assets, accounts receivable and inventories, partially offset by an increase in accrued expenses.  The net cash used in operating activities for the 2012 period was primarily the result of the net loss incurred and an increase in other current assets, partially offset by a decrease in accounts receivable and increases in accrued expenses and deferred revenues.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the Company has identified a material weakness with respect to the reporting of the results of the Company’s Life Sciences Business in accordance with the requirements of Accounting Standards Codification (ASC) 360, Property, Plant and Equipment. The design of the Company’s controls established to determine the appropriate classification of the assets and results of operations as either continuing operations held for use or discontinued operations was not effective and a material error occurred in the presentation of the financial statements originally issued for the quarter ended March 31, 2013. As discussed in Footnote 1 to the Company’s consolidated financial statements in Item I above, on June 6, 2013, management concluded that the Company would amend its previously issued consolidated financial statements for the three months ended March 31, 2012 and 2013 to correct its accounting for the operations of its Life Sciences Business.

Based on the Company’s evaluation and the material weakness described above, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2013.

Remediation Efforts.  Subsequent to the identification of this material weakness, the Company is revising its controls around disclosure and classification of strategic transactions to ensure these transactions are reported in accordance with U.S. generally accepted accounting principles.

(b)	Change in Internal Control over Financial Reporting

Other than the material weakness described above, no change in the Company’s internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting

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

STRATEGIC DIAGNOSTICS INC.

Date: June 11, 2013	/s/ Francis M. DiNuzzo
Francis M. DiNuzzo President, Chief Executive Officer (Principal Executive Officer)

Date: June 11, 2013	/s/ Kevin J. Bratton
Kevin J. Bratton Vice President – Finance and Chief Financial Officer (Principal Financial and Accounting Officer)