Form 10-Q
period 2013-06-30
SPECIAL DIVERSIFIED OPPORTUNITIES INC.
filed 2013-08-13
CIK 911649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                    to

Commission File Number 000-22400

Special Diversified Opportunities Inc.

(Exact name of Registrant as specified in its charter)

Delaware	56-1581761
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1521 Concord Pike, Suite 301 Wilmington, DE	19803
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (302) 824-7062

Strategic Diagnostics Inc.

111 Pencader Drive, Newark, DE 19702

Former name or former address, if changed since last report

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☒ No: ☐

As of July 30, 2013, there were 21,092,754 outstanding shares of the Registrant’s common stock, par value $.01 per share.

SPECIAL DIVERSIFIED OPPORTNITIES INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
Current Assets :
Cash and cash equivalents	$13,993	$18,145
Receivables, net	2,721	2,276
Inventories	2,018	1,990
Other current assets	648	457
Total current assets	19,380	22,868

Property and equipment, net	4,925	4,637
Other assets	10	28
Deferred tax asset	21	37
Total assets	$24,336	$27,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities :
Current portion of long-term debt	$91	$47
Accounts payable	248	419
Accrued expenses	1,590	1,771
Deferred revenue	49	32
Total current liabilities	1,978	2,269

Long-term debt	364	191

Stockholders’ Equity:
Preferred stock, $.01 par value, 20,920,648 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 21,496,700 and 21,467,700 issued at June 30, 2013 and December 31, 2012, respectively	215	215
Additional paid-in capital	43,154	42,879
Treasury stock, 406,627 common shares at cost at June 30, 2013 and December 31, 2012	(555)	(555)
Accumulated deficit	(20,538)	(17,195)
Cumulative translation adjustments	(282)	(234)
Total stockholders’ equity	21,994	25,110
Total liabilities and stockholders’ equity	$24,336	$27,570

The accompanying notes are an integral part of these statements.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues	$3,630	$3,635	$7,013	$7,615

Cost of sales	2,273	1,882	3,978	3,579

Gross profit	1,357	1,753	3,035	4,036

Operating expenses:
Research and development	422	891	908	1,849
Selling, general and administrative	2,811	2,967	5,592	5,791
Total operating expenses	3,233	3,858	6,500	7,640

Operating loss	(1,876)	(2,105)	(3,465)	(3,604)

Interest expense, net	(9)	(10)	(14)	(17)

Loss from continuing operations before taxes	(1,885)	(2,115)	(3,479)	(3,621)

Income tax expense	14	—	14	—
Loss from continuing operations, net of taxes	$(1,899)	$(2,115)	$(3,493)	$(3,621)

Income from discontinued operations	150	659	150	968

Net loss	$(1,749)	$(1,456)	$(3,343)	$(2,653)

Basic loss per share from continuing operations	$(0.09)	$(0.10)	$(0.17)	$(0.18)
Basic income per share from discontinued operations	0.01	0.03	0.01	0.05

Basic net loss per share	$(0.08)	$(0.07)	$(0.16)	$(0.13)

Shares used in computing basic net loss per share	20,664,944	20,506,499	20,642,306	20,497,523

Diluted loss per share from continuing operations	$(0.09)	$(0.10)	$(0.17)	$(0.18)
Diluted income per share from discontinued operations	0.01	0.03	0.01	0.05

Diluted net loss per share	$(0.08)	$(0.07)	$(0.16)	$(0.13)

Shares used in computing diluted net loss per share	20,664,944	20,506,499	20,642,306	20,497,523

The accompanying notes are an integral part of these statements.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net loss	$(1,749)	$(1,456)	$(3,343)	$(2,653)
Foreign currency translation adjustment	1	(18)	(48)	4

Comprehensive loss	$(1,748)	$(1,474)	$(3,391)	$(2,649)

The accompanying notes are an integral part of these statements.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months
	Ended June 30,
	2013	2012
Cash Flows from Operating Activities :
Net loss	$(3,343)	$(2,653)
Less: Income from discontinued operations	150	968
Loss from continuing operations	(3,493)	(3,621)
Adjustments to reconcile net loss to net cash used in operating activities :
Depreciation and amortization	532	478
Share-based compensation expense	269	360
Deferred income tax provision	16	—
(Increase) decrease in :
Receivables	(445)	353
Inventories	(28)	(581)
Other current assets	(191)	(184)
Other assets	18	(42)
Increase (decrease) in :
Accounts payable	(221)	117
Accrued expenses	(180)	86
Deferred revenue	17	239
Net operating activities from discontinued operations	150	940
Net cash used in operating activities	(3,556)	(1,855)

Cash Flows from Investing Activities :
Purchase of property and equipment	(515)	(1,213)
Net investing activities from discontinued operations	—	(65)
Net cash used in investing activities	(515)	(1,278)

Cash Flows from Financing Activities :
Proceeds from employee stock purchase plan	4	7
Restricted cash requirement	—	200
Repayments on financing obligations	(37)	(208)
Net cash used in financing activities	(33)	(1)

Effect of exchange rate changes on cash	(48)	4

Net decrease in Cash and Cash Equivalents	(4,152)	(3,130)

Cash and Cash Equivalents, Beginning of Period	18,145	10,665

Cash and Cash Equivalents, End of Period	$13,993	$7,535

Supplemental Cash Flow Disclosure :

Cash paid for taxes, net of tax refunds	39	23

Cash paid for interest	14	20

Noncash investing activity, purchase of property and equipment	50	—

Noncash investing activity, capital lease obligations	254	271

The accompanying notes are an integral part of these statements.

SPECIAL DIVERSIFIED OPPORTUNITES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

1. SUBSEQUENT EVENTS

On April 5, 2013, Special Diversified Opportunities Inc. (f/k/a Strategic Diagnostics Inc.) (“SDOI” or the “Company”), SDIX LLC, a Delaware limited liability company (the “Purchaser”) and OriGene Technologies , Inc., a Delaware corporation and the ultimate parent of the Purchaser (“Parent” or “OriGene”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) pursuant to which the Company agreed, subject to certain terms and conditions including stockholder approval, to sell to the Purchaser substantially all of the Company’s rights, title and interest in substantially all of the Company’s non-cash assets related to the Life Sciences Business (the “Asset Sale”).

At a special meeting of the stockholders of the Company held on July 10, 2013, the stockholders approved the Asset Sale as contemplated by the Asset Purchase Agreement.  On July 12, 2013 the Company completed the Asset Sale.

Pursuant to the terms and conditions of the Asset Purchase Agreement, the Purchaser acquired all of  the Company’s rights, title, and interest in substantially all of the assets, equipment, inventory, and intellectual property (the “Purchased Assets”) related exclusively to the Life Sciences Business, the product portfolio in respect of which includes a full suite of integrated capabilities, including antibody and assay design, development and production and the Advanced Technologies Business.  The Purchaser also assumed and agreed to discharge the Assumed Liabilities, as defined in the Asset Purchase Agreement.  Parent unconditionally guaranteed Purchaser’s obligations in the Asset Purchase Agreement.  The purchase price for the Purchased Assets was $16,000, which is subject to a post-closing working capital adjustment.  SDOI Inc. will retain the cash from the purchase price, less the escrow amount (described below) until such amount, if any, is released from escrow.

The Company and Purchaser each made customary representations, warranties and covenants in the Asset Purchase Agreement.  At closing, $1,300 of the purchase price was placed in escrow to be governed by the terms of a separate escrow agreement.  The Asset Purchase Agreement contains indemnification provisions pursuant to which the Company and the Purchaser have agreed to indemnify the other for certain losses, including with respect to environmental, litigation, tax and other matters.

The Asset Purchase Agreement also contains restrictive covenants, including, that SDIX Inc. not (i) engage in a competing business for a period of five years after the closing date, (ii) directly or indirectly solicit Purchaser’s employees for a period of two years after the closing date, (iii) directly or indirectly solicit the Purchaser’s customers for a period of five years after the closing date and (iv) disparage the Purchaser at any time.  The closing occurred on July 12, 2013.

Except as otherwise indicated, the disclosure set forth in these Notes to Consolidated Interim Financial Statements and elsewhere in this Form 10-Q does not give effect to the closing of the Asset Sale, which occurred after the Balance Sheet date of June 30, 2013.  As a result of the Asset Sale, the Company no longer owns its historical operating assets, and its past business operations have been discontinued.

SPECIAL DIVERSIFIED OPPORTUNITES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

2.        DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Prior to the completion of the Asset Sale, the Company was a biotechnology company with a core mission of developing, commercializing and marketing innovative and proprietary products, services and solutions that preserve and enhance the quality of human health and wellness.

The Company supplied products, custom services and critical reagents used across the life science research and development markets. The Company’s Genomic Antibody Technology® (“GAT”) was used in proteomic research, disease understanding and drug/biomarker discovery among academic, biotech, in-vitro diagnostic (“IVD”) and large pharmaceutical customers.

As a result of the Asset Sale, the Company no longer owns its historical operating assets, and its past business operations have been discontinued.

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

Historically, the Company entered into contracts related to the production of custom antibodies, which provided for the performance of defined tasks for a fixed price, with delivery of the product upon completion of production. The standard time to complete a project was typically longer than 30 days but less than 12 months, and effort was expended over the life of the project. Revenues related to sales of custom antibody projects are recognized when a project’s specifications have been met and the related materials have been shipped.

Fees associated with products and services added on to a custom antibody project subsequent to delivery of the initial project are billed monthly and recognized as revenue as the services and other deliverables are provided.  Sales taxes collected from customers are presented net in the consolidated statement of operations.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

The Company follows Accounting Standards Codification, (ASC) 605-25 “Revenue Recognition — Multiple-Element Arrangements” to determine the recognition of revenue under collaboration agreements that include multiple elements.  The deliverables under these agreements are evaluated to determine if they have stand-alone value and revenue is allocated to the elements based upon their relative selling prices.  Since the adoption of this standard, the Company has entered into one agreement with multiple-elements.  In the three months ended June 30, 2012, the Company recognized approximately $108 in revenue related to this agreement, which was comprised of $95 for materials shipped and $13 in consulting services provided.  In the six months ended June 30, 2012, the Company recognized approximately $1,028 in revenue related to this $1,250 agreement.  The amount recognized was comprised of $190 for materials supplied, $22 in consulting services provided and $816 in technology access fees.   In November 2012, the Company announced this agreement had been terminated by Beckton Dickinson (BD) Diagnostics and that all revenues related to the initial $1,250 payment had been earned.

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

3.             BASIC AND DILUTED LOSS PER SHARE

Basic loss per share (EPS) is computed by dividing net loss available for common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS, except that the dilutive effect of converting or exercising all potentially dilutive securities is also included in the denominator such as stock options and restricted stock units. Basic loss per share excludes potentially dilutive securities.  For the three month periods ended June 30, 2013 and 2012, conversion of stock options and unvested restricted shares totaling 356,668 and 760,988, respectively, into common share equivalents, and for the six month periods ended June 30, 2013 and 2012, conversion of stock options and unvested restricted shares totaling 356,668 and 839,309, respectively, into common share equivalents, were excluded from this calculation because they were anti-dilutive, due to the net loss incurred in each of the periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Weighted average common shares outstanding	20,664,944	20,506,499	20,642,306	20,497,523

Shares used in computing basic loss per share	20,664,944	20,506,499	20,642,306	20,497,523

Dilutive effect of stock options and unvested restricted stock units	—	—	—	—

Shares used in computing diluted loss per share	20,664,944	20,506,499	20,642,306	20,497,523

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

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

The Company had the opportunity to receive additional consideration of up to $600 if it was able to meet certain conditions by April 30, 2013 as provided for in the Asset Purchase Agreement.  As of June 30, 2013, the Company received $150 pursuant to this additional consideration, and it is recorded as a gain on sale of assets in the Company’s financial results for the three and six month periods ended June 30, 2013.  On July 26, 2013, the Company received an additional $150 pursuant to this additional consideration, which will be recorded as a gain on sale of assets in the Company’s third fiscal quarter.  The Company will not receive the remaining $300 related to this additional consideration.

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

Results of Operations of Discontinued Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues	$—	$1,857	$—	$3,514

Cost of sales	—	653	—	1,398

Gross profit	—	1,204	—	2,116

Operating expenses:
Research and development	—	85	—	225
Selling, general and administrative	—	460	—	923
Gain on sale of assets	(150)	—	(150)	—
Total operating expenses	(150)	545	(150)	1,148

Operating income	150	659	150	968

Income tax expense	—	—	—	—

Income from discontinued operations	$150	$659	$150	$968

For comparative purposes, items from discontinued operations in the Company’s June 30, 2012 Consolidated Balance Sheet included approximately $1,062 of accounts receivable, $1,122 of inventory, $1,150 of intangible assets and $96 of net property and equipment.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

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

Share-based compensation expense recorded in the three and six month periods ended June 30, 2013 and 2012 is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Stock options	$75	$153	$152	$259
Employee stock purchase plan	1	—	1	1
Restricted stock awards	73	73	116	100

Total share-based compensation expense	$149	$226	$269	$360

Share-based compensation expense is a component of selling, general and administrative expense, and is recorded as a non-cash expense in the operating activities section of the Company’s consolidated statements of cash flows.

No options were exercised in the six month periods ended June 30, 2013 and 2012.  Proceeds received from employee payments into the ESPP in the six month periods ended June 30, 2013 and 2012, were $4 and $7 respectively.  These amounts are recorded in the cash flows from financing activities section of the Company’s consolidated statements of cash flows.

As a result of the Asset Sale (see Note 1), all remaining unvested stock options, unvested restricted shares and unvested performance based restricted stock units vested on July 12, 2013.  The expense related to this acceleration of vesting to be expensed in the Company’s fiscal third quarter is approximately $921, with approximately $431 related to stock options and $490 related to restricted stock awards.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

Information with respect to the activity of outstanding stock options granted under the 2000 Plan and options granted separately from the 2000 Plan for the six months ended June 30, 2013 is summarized as follows:

			Weighted	Aggregate
	Number		Average Remaining	Instrinsic
	of Shares	Price Range	Contractual term	Value

Balance, January 1, 2013	2,170,043	$1.49 - $ 4.65

Granted	81,200	$1.19 - $ 1.19
Cancelled / Forfeited	(170,829)	$1.19 - $ 4.65

Balance, June 30, 2013	2,080,414	$1.19 - $ 4.65	6.4 years	$—

Vested and excercisable at June 30, 2013	1,486,472	$1.49 - $ 4.65	5.7 years	$—

Expected to vest as of June 30, 2013	2,027,145	$1.19 - $ 4.65	6.3 years	$—

During the six month period ended June 30, 2013, there were 81,200 options granted with a weighted average grant date fair value, based on a Black-Scholes option pricing model, of $0.44 per share.  The assumptions used in the Black-Scholes model are as follows: dividend yield 0%, expected volatility 47.1%, risk-free interest rate 1.17% and expected life of 6.25 years.  The Company uses the Simplified Method for determining the expected life of options granted to employees which is computed using the sum of the average vesting period and the contractual life of the option and dividing by two, for all periods presented.  The Company uses the contractual life of the option to determine the expected life of the option for nonemployees.

The following table provides additional information about the Company’s stock options outstanding and exercisable at June 30, 2013:

	Options Outstanding			Options Exercisable
		Weighted Average			Wtd. Average
Range of	Number of	Remaining	Exercise	Number of	Exercise
Exercise Prices	Shares	Contractual Life	Price	Shares	Price

$ 1.19 - $ 2.51	1,795,502	6.8 Years	$1.83	1,201,560	$1.80
$ 3.05 - $ 3.57	66,300	1.5 Years	$3.52	66,300	$3.52
$ 3.69 - $ 4.65	218,612	4.2 Years	$4.19	218,612	$4.19
$ 1.19 - $ 4.65	2,080,414	6.4 Years	$2.13	1,486,472	$2.22

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

A summary of the status of the Company’s unvested restricted stock as of December 31, 2012 and changes during the six month period ended June 30, 2013 is presented below.

		Weighted Average
		Grant Date	Aggregate
	Shares	Fair Value	Intrinsic Value

Non-vested RSA’s at January 1, 2013	445,000	$1.60
Granted	100,000	$1.08
Vested	(138,332)	$1.63
Cancelled / forfeited	(50,000)	$1.59

Non-vested RSA’s at June 30, 2013	356,668	$1.45	$321

Expected to vest at June 30, 2013	321,876	$1.45	$290

Restricted stock granted is generally scheduled to vest over periods of two to four years. The cost of the grant is charged to operations over the vesting period.  At June 30, 2013, the weighted average remaining term of non-vested restricted stock was 2.5 years.

The Company also issued 410,000 performance-based Restricted Stock Units (“RSUs”) during the period ended June 30, 2012, of which 200,000 have been forfeited.  The fair value of an RSU is equal to the market value of a share of stock on the date of grant.  The performance-based RSUs vest based upon the achievement of certain goals related to the Company’s senior management team, for periods ranging from June 30, 2012 through December 31, 2015.  Unless forfeited, the performance-based RSUs will be paid out in the form of stock, if the Company meets the performance targets.  If the designated performance targets are not met, no payout will be made.  As of June 30, 2013, performance related to 85,000 RSUs has been met, and these shares are included in the Restricted Stock summary above.  No expense has been recognized through June 30, 2013 for the remaining awards as the probability of achieving the targets is currently assessed as not probable.  However, vesting for the remaining 125,000 RSUs was accelerated upon the closing of the Asset Sale and conditions of the performance targets deemed to have been met.  The expense associated with this accelerated vesting will be approximately $261.

The Company also issued 315,000 performance-based RSUs during the year ended December 31, 2011, of which 50,000 have been forfeited.  The performance-based RSUs vest based upon the achievement of certain revenue targets.  50% of the RSUs vest upon the achievement of certain revenue growth targets during any 12-month period prior to December 31, 2012, and any remaining unvested RSUs vest upon the achievement of certain revenue growth targets during any 12-month period prior to December 31, 2014.  No expense has been recognized for these awards and they terminated as of the closing of the Asset Sale.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

6.             INVENTORIES

The Company’s inventories are valued at the lower of cost or market. For inventories that consist primarily of test kit components, bulk serum and antibody products, cost is determined using the first in, first out method. For inventories that consist of costs associated with the production of custom antibodies, cost is determined using the specific identification method. At June 30, 2013 and December 31, 2012, inventories consisted of the following:

	June 30,	December 31,
	2013	2012

Raw materials	$521	$692
Work in progress	1,207	1,023
Finished goods	290	275
Inventories	$2,018	$1,990

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

As of June 30, 2013, the Company has $455 outstanding against this Master Equipment Lease agreement, which includes seven separate leases.  Each of the leases contains a 60 month term with an imputed weighted average interest rate of approximately 4.2%.

The Company has certain financial covenants to meet related to this Master Equipment Lease agreement, including tangible net worth of not less than $15,000, minimum liquidity of $2,000 and a requirement to maintain its primary banking accounts with the commercial bank.  As of June 30, 2013, the Company was in compliance with all applicable loan covenants.

8.             INCOME TAXES

The Company evaluates its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required.  The Company had a full valuation allowance offsetting its U.S. federal and state net deferred tax assets which primarily represent net operating loss carryforwards (“NOLs”) at December 31, 2012.  During the six month period ended June 30, 2013, the Company’s management concluded that the full valuation allowance for U.S. federal and state net deferred tax assets is appropriate as the facts and circumstances during the first six months of 2013 did not change management’s conclusion that a full valuation allowance is necessary.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

The Company is subject to U.S. federal and UK income tax, as well as income taxes of multiple state jurisdictions.   The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  At June 30, 2013, the Company had no interest or penalties accrued related to uncertain tax positions due to the available NOLs.

As of June 30, 2013, the Company provided a liability for approximately $601 of unrecognized tax benefits.  For the six months ended June 30, 2013, unrecognized tax benefits increased by $11 to $601, which if recognized in a period where there was not a full valuation allowance, would affect the effective tax rate.

For federal purposes, tax years1997 through 2011 remain open to examination as a result of net operating losses generated during those years. The three year statute of limitations period for tax years 1997 through 2001 will commence with the filing of the 2012 tax return due to the utilization of net operating losses during those earlier years.  For state purposes, the statute of limitations period remains open in a similar manner for states that have generated net operating losses. The Company does not expect that the total amount of unrecognized tax benefits related to positions taken in prior periods will change significantly during the next 12 months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements reflecting the current expectations of Special Diversified Opportunities Inc. and its subsidiaries (the “Company” or “SDOI”). In addition, when used in this quarterly report, the words “anticipate,” “enable,” “estimate,” “intend,” “expect,” “believe,” “potential,” “may,” “will,” “should,” “project” and similar expressions as they relate to the Company are intended to identify said forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, which may cause actual results to differ from those anticipated at this time. Such risks and uncertainties include, without limitation, changes in demand for products, delays in product development, delays in market acceptance of new products, retention of customers, attraction and retention of management and key employees, adequate supply of raw materials, inability to obtain or delays in obtaining third party approvals or required government approvals, the ability to meet increased market demand, competition, protection of intellectual property, non-infringement of intellectual property, seasonality, the ability to obtain financing and other factors more fully described in the Company’s public filings with the SEC including, without limitation, the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Introductory Note

On April 5, 2013, Special Diversified Opportunities Inc. (f/k/a Strategic Diagnostics Inc.) (“SDOI” or the “Company”), , SDIX LLC, a Delaware limited liability company (the “Purchaser”) and OriGene Technologies , Inc., a Delaware corporation and the ultimate parent of the Purchaser (“Parent” or “OriGene”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) pursuant to which the Company agreed, subject to certain terms and conditions including stockholder approval, to sell to Purchaser substantially all of the Company’s rights, title and interest in substantially all of the Company’s non-cash assets related to the Life Sciences Business (the “Asset Sale”).

At a special meeting of the stockholders of the Company held on July 10, 2013, the stockholders approved the Asset Sale as contemplated by the Asset Purchase Agreement.  On July 12, 2013 the Company completed the Asset Sale.

Pursuant to the terms and conditions of the Asset Purchase Agreement, the Purchaser acquired all of the Company’s right, title, and interest in the Purchased Assets related exclusively to the Company’s Life Sciences Business, the product portfolio in respect of which includes a full suite of integrated capabilities, including antibody and assay design, development and production and the Advanced Technologies Business.  The Purchaser also assumed and agreed to discharge the Assumed Liabilities, as defined in the Asset Purchase Agreement.  Parent unconditionally guaranteed Purchaser’s obligations in the Asset Purchase Agreement.  The purchase price for the Purchased Assets was $16.0 million, which is subject to a post-closing working capital adjustment.  The Company has retained the cash from the purchase price, less the escrow amount (described below) until such amount, if any, is released from escrow.

The Company and Purchaser each made customary representations, warranties and covenants in the Asset Purchase Agreement.  At closing, $1.3 million of the purchase price was placed in escrow to be governed by the terms of a separate escrow agreement.  The Asset Purchase Agreement contains indemnification provisions pursuant to which the Company and the Purchaser have agreed to indemnify the other for certain losses, including with respect to environmental, litigation, tax and other matters.

The Asset Purchase Agreement also contains restrictive covenants, including, that the Company not (i) engage in a competing business for a period of five years after the closing date, (ii) directly or indirectly solicit Purchaser’s employees for a period of two years after the closing date, (iii) directly or indirectly solicit the Purchaser’s customers for a period of five years after the closing date and (iv) disparage the Purchaser at any time.  The closing occurred on July 12, 2013.

Except as otherwise indicated, the disclosure set forth in these Notes to Consolidated Interim Financial Statements and elsewhere in this Form 10-Q does not give effect to the closing of the Asset Sale, which occurred after the Balance Sheet date of June 30, 2013.  As a result of the Asset Sale, the Company no longer owns its historical operating assets, and its past business operations have been discontinued.

Overview

Prior to the completion of the Asset Sale, the Company was a biotechnology company with a core mission of developing, commercializing and marketing innovative and proprietary products, services and solutions that preserve and enhance the quality of human health and wellness.  As a result of the Asset Sale, the Company no longer has its past business operations.

In 2011 and 2012, the Company continued the transition from a fragmented product offering and marketing strategy to becoming a focused organization, with proven, proprietary technologies tied directly to its customers’ needs. The Company sold its Water Quality and Environmental products assets in 2011 and its Food Pathogen and AG-GMO products assets in 2012, as part of its overall strategy to focus on its core Life Science operations.  Financial information of the Food/AG-GMO product groups has been separately reclassified within the consolidated financial statements as a discontinued operation.  See Note 4 of the Notes to the Consolidated Financial Statements for further information.

Results of Operations

Three Months Ended June 30, 2013 versus Three Months Ended June 30, 2012

Revenues

Revenues for the three months ended June 30, 2013 and June 30, 2012 were $3.6 million in both periods.  An increase of $0.2 million, or 9%, to IVD customers, to $2.5 million, was offset by declines in sales of $0.1 million, or 55%, to academic/government customers, to $0.1 million, and a decline of $0.1 million, or 22%, to content/resellers, to $0.4 million.  Sales to the Company’s biopharma customers remained virtually the same at $0.6 million for both three month periods.  Included in IVD sales for 2012 was $0.1 million recognized pursuant to the BD multiple-element arrangement as described in Note 2, Revenue Recognition.

Gross profit

Gross profit for the three months ended June 30, 2013 was $1.4 million, compared to $1.8 million for the same period in 2012. Gross margins were 37% and 48% for the three month periods ended June 30, 2013 and 2012, respectively.  The decrease in gross profit and gross margin was primarily attributable to higher fixed overhead costs, due to the sale of the Company’s Food Pathogen and Ag/GMO products assets.

Research and development

Research and development expenses were $422,000, or 12% of revenues, for the three month period ended June 30, 2013, compared to $891,000, or 25% of revenues, for the three month period ended June 30, 2012.  This decrease was primarily the result of decreased levels of personnel and their related costs in the 2013 period.

Selling, general and administrative

Selling, general and administrative expenses were $2.8 million for the three month period ended June 30, 2013 and $3.0 million for the three month period ended June 30, 2012.  Lower levels of personnel and their related cost were partially offset by higher professional fees for legal services, primarily related to the Asset Sale in the 2013 period.

Interest expense, net

The Company had net interest expense of $9,000 for the three month period ended June 30, 2013 compared to net interest expense of $10,000 for the three month period ended June 30, 2012. The decrease was primarily due to a lower average interest rate on the debt in the 2013 period.

Income taxes

The Company recorded net income tax expense of $14,000 for the three month period ended June 30, 2013 compared to no income tax expense or benefit for the three month period ended June 30, 2012.  The Company has full valuation allowances placed against U.S. federal and state deferred tax assets.

Loss from continuing operations

Loss from continuing operations was $1.9 million, or $0.09 per diluted share, for the three month period ended June 30, 2013, and $2.1 million, or $0.10 per diluted share, for the three month period ended June 30, 2012.  Diluted shares utilized in these computations were 20.7 million and 20.5 million for the 2013 and 2012 three month periods respectively.

Income from discontinued operations

Income from the Company’s discontinued operations of its Food Pathogen and AG-GMO products assets was $150,000 for the three month period ended June 30, 2013 and $659,000 for the three month period ended June 30, 2012.  Income per share from discontinued operations was $0.01 per diluted share for the three month period ended June 30, 2013 and $0.03 per diluted share for the three month period ended June 30, 2012.  Diluted shares utilized in this computation were 20.7 million and 20.5 million for the 2013 and 2012 three month periods respectively.

Net loss

Net loss was $1.7 million, or $0.08 per diluted share, for the three month period ended June 30, 2013, compared to a net loss of $1.5 million, or $0.07 per diluted share, for the same period in 2012. Diluted shares utilized were 20.7 million and 20.5 million for the 2013 and 2012 periods, respectively.

Six Months Ended June 30, 2013 versus Six Months Ended June 30, 2012

Revenues

Revenues for the six months ended June 30, 2013 decreased 8%, to $7.0 million, compared to $7.6 million for the six months ended June 30, 2012.  An increase in sales of $0.1 million, or 12%, to biopharma customers, to $1.2 million were offset by declines in sales of $0.2 million, or 54%, to academic/government customers, to $0.2 million, and of $0.3 million, or 27%, to content/resellers, to $0.9 million and a decline of $0.2 million, or 5%, to IVD customers, to $4.7 million.  Included in IVD sales for 2012 was $1.0 million recognized pursuant to the BD multiple-element arrangement as described in Note 2, Revenue Recognition.

Gross profit

Gross profit for the six months ended June 30, 2013 was $3.0 million, compared to $4.0 million for the same period in 2012. Gross margins were 43% and 53% for the six month periods ended June 30, 2013 and 2012, respectively.  The decrease in gross profit and gross margin was primarily attributable to higher fixed overhead costs, due to the sale of the Company’s Food Pathogen and Ag/GMO products assets.  The 2012 six month period included approximately $816 in technology access fees revenue related to the BD multiple-element arrangement for which no corresponding costs of sales were associated.

Research and development

Research and development expenses were $908,000, or 13% of revenues, for the six month period ended June 30, 2013, compared to $1.8 million, or 24% of revenues, for the six month period ended June 30, 2012.  This decrease was primarily the result of decreased levels of personnel and their related costs in the 2013 period.

Selling, general and administrative

Selling, general and administrative expenses were $5.6 million for the six month period ended June 30, 2013 and $5.8 million for the six month period ended June 30, 2012.  Lower levels of personnel and their related cost were partially offset by higher professional fees for legal services, primarily related to the Asset Sale in the 2013 period.

Interest expense, net

The Company had net interest expense of $14,000 for the six month period ended June 30, 2013 compared to net interest expense of $17,000 for the three month period ended June 30, 2012. The decrease was primarily due to a lower average interest rate on the debt in the 2013 period.

Income taxes

The Company recorded net income tax expense of $14,000 for the six month period ended June 30, 2013 compared to no income tax expense or benefit for the six month period ended June 30, 2012.  The Company has full valuation allowances placed against U.S. federal and state deferred tax assets.

Loss from continuing operations

Loss from continuing operations was $3.5 million, or $0.17 per diluted share, for the six month period ended June 30, 2013, and $3.6 million, or $0.18 per diluted share, for the six month period ended June 30, 2012.  Diluted shares utilized in these computations were 20.6 million and 20.5 million for the 2013 and 2012 three month periods respectively.

Income from discontinued operations

Income from the Company’s discontinued operations of its Food Pathogen and AG-GMO products assets were $150,000 for the six month period ended June 30, 2013 and $968,000 for the six month period ended June 30, 2012.  Income per share from discontinued operations was $0.01 per diluted share for the six month period ended June 30, 2013 and $0.05 per diluted share for the six month period ended June 30, 2012.  Diluted shares utilized in this computation were 20.6 million and 20.5 million for the 2013 and 2012 three month periods respectively.

Net loss

Net loss was $3.3 million, or $0.16 per diluted share, for the six month period ended June 30, 2013, compared to a net loss of $2.7 million, or $0.13 per diluted share, for the same period in 2012. Diluted shares utilized were 20.6 million and 20.5 million for the 2013 and 2012 periods, respectively.

Liquidity and Capital Resources

The net cash used in operating activities was $3.6 million for the first six months of 2013 compared to net cash used in operating activities of $1.9 million for the first six months of 2012.  The net cash used in operating activities for the 2013 period was primarily the result of the net loss incurred.  The net cash used in operating activities for the 2012 period was primarily the result of the net loss incurred and increases in inventories and other current assets, partially offset by decreases in deferred revenues, accounts payable and accrued expenses.

Net cash used in investing activities of $515,000 for the first six months of 2013 related to the capital expenditures for the period. This compares to net cash used in investing activities of $1.3 million for the first six months of 2012. The capital expenditures for the 2013 and 2012 periods were primarily related to purchases of manufacturing and laboratory equipment, as well as leasehold improvements.

Net cash used in financing activities of $33,000 for the first six months of 2013 was attributable to scheduled debt repayments.  Net cash used in financing activities of $1,000 for the first three months of 2012 was the result of a reduction in the Company’s restricted cash requirement and payments into the Company’s Employee Stock Purchase Plan, offset by scheduled debt repayments.

The Company’s working capital (current assets less current liabilities) was $17.4 million at June 30, 2013 compared to $20.6 million at December 31, 2012.

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

As of June 30, 2013, the Company has $455,000 outstanding against this Master Equipment Lease agreement, which includes seven separate leases.  Each of the leases contains a 60 month term with an imputed weighted average interest rate of approximately 4.2%.

The Company has certain financial covenants to meet related to this Master Equipment Lease agreement, including tangible net worth of not less than $15 million, minimum liquidity of $2 million and a requirement to maintain its primary banking accounts with the commercial bank.  As of June 30, 2013, the Company was in compliance with all applicable loan covenants.

For the six months ended June 30, 2013, the Company satisfied all of its cash requirements from cash available and on-hand.  At June 30, 2013, the Company had $455,000 of debt and $22.0 million of stockholders’ equity.

The Company will receive all of the net proceeds of the Asset Sale in July 2013.  Following the Asset Sale, the Company’s Board of Directors plans to explore strategic alternatives to deploy the proceeds, which may include future acquisitions, a merger with another company or other actions to redeploy capital including without limitation, distribution of cash to shareholders.

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

Item 4. Controls and Procedures

(a)                    Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the Company has identified a material weakness with respect to the reporting of the results of the Company’s Life Sciences Business in accordance with the requirements of Accounting Standards Codification (ASC) 360, Property, Plant and Equipment. The design of the Company’s controls established to determine the appropriate classification of the assets and results of operations as either continuing operations held for use or discontinued operations was not effective and a material error occurred in the presentation of the financial statements originally issued for the quarter ended March 31, 2013. On June 6, 2013, management concluded that the Company would amend its previously issued financial statements for the three months ended March 31, 2012 and 2013 to correct its accounting for the operations of its Life Sciences Business.

Based on the Company’s evaluation and the material weakness described above, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2013.

Remediation Efforts.  Subsequent to the identification of this material weakness, the Company has revised its controls around disclosure and classification of strategic transactions to ensure these transactions are reported in accordance with U.S. generally accepted accounting principles.

(b)                    Change in Internal Control over Financial Reporting

Other than the remediation of the material weakness described above, no change in the Company’s internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting

PART II — OTHER INFORMATION

Item 6. Exhibits

2.1                       Asset Purchase Agreement, dated as of April 5, 2013, by and among Strategic Diagnostics Inc., SDIX, LLC and OriGene Technologies, Inc. (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on April 10, 2013.) *

*                                         Schedules are omitted. The Company hereby undertakes to furnish the SEC supplementally upon request a copy of omitted Schedules to the Asset Purchase Agreement.

31.1	Certifications of the Chief Executive Officer of Special Diversified Opportunities Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certifications of the Chief Financial Officer of Special Diversified Opportunities Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer of Special Diversified Opportunities Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Special Diversified Opportunities Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECIAL DIVERSIFIED OPPORTUNITIES INC.

Date: August 13, 2013	/s/ Philip Blazek
Philip Blazek
President
(Principal Executive Officer)

Date: August 13, 2013	/s/ Kevin J. Bratton
Kevin J. Bratton
Vice President — Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)