Form 10-Q
period 2013-09-30
SPECIAL DIVERSIFIED OPPORTUNITIES INC.
filed 2013-11-14
CIK 911649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

As of October 31, 2013, there were 21,027,640 outstanding shares of the Registrant’s common stock, par value $.01 per share.

SPECIAL DIVERSIFIED OPPORTUNITIES INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Current Assets :
Cash and cash equivalents	$25,042	$18,145
Restricted cash	1,300	—
Other current assets	227	71
Current assets held for sale	—	4,652
Total current assets	26,569	22,868

Other assets	7	—
Non-current assets held for sale	—	4,702
Total assets	$26,576	$27,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities :
Accrued expenses	630	1,437
Accounts payable	96	—
Current liabilities held for sale	—	832
Total current liabilities	726	2,269

Non-current liabilities held for sale	—	191

Stockholders’ Equity:
Preferred stock, $.01 par value, 20,920,648 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 21,434,267 and 21,467,700 issued at September 30, 2013 and December 31, 2012, respectively	217	215
Additional paid-in capital	44,115	42,879
Treasury stock, 406,627 common shares at cost at September 30, 2013 and December 31, 2012	(555)	(555)
Accumulated deficit	(17,927)	(17,195)
Cumulative translation adjustments	—	(234)
Total stockholders’ equity	25,850	25,110
Total liabilities and stockholders’ equity	$26,576	$27,570

The accompanying notes are an integral part of these statements.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues	$—	$—	$—	$—

Gross profit	—	—	—	—

Operating expenses:
Selling, general and administrative	427	506	1,361	1,537
Total operating expenses	427	506	1,361	1,537

Operating loss	(427)	(506)	(1,361)	(1,537)

Interest income (expense), net	(1)	(2)	(6)	(11)

Loss from continuing operations before taxes	(428)	(508)	(1,367)	(1,548)

Income tax expense (benefit)	—	—	—	—

Loss from continuing operations, net of taxes	(428)	(508)	(1,367)	(1,548)

Income (loss) from discontinued operations, net of taxes	3,039	(522)	635	(2,136)

Net income (loss)	$2,611	$(1,030)	$(732)	$(3,684)

Basic loss per share from continuing operations	$(0.02)	$(0.02)	$(0.07)	$(0.08)
Basic income (loss) per share from discontinued operations	0.14	(0.03)	0.03	(0.10)

Basic net income (loss) per share	$0.12	$(0.05)	$(0.04)	$(0.18)

Shares used in computing basic net income (loss) per share	21,061,547	20,536,745	20,781,885	20,510,751

Diluted loss per share from continuing operations	$(0.02)	$(0.02)	$(0.07)	$(0.08)
Diluted income (loss) per share from discontinued operations	0.14	(0.03)	0.03	(0.10)
Diluted net income (loss) per share	$0.12	$(0.05)	$(0.04)	$(0.18)

Shares used in computing diluted net income (loss) per share	21,061,547	20,536,745	20,781,885	20,510,751

The accompanying notes are an integral part of these statements.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income (loss)	$2,611	$(1,030)	$(732)	$(3,684)

Foreign currency translation adjustment	(9)	25	(57)	29

Reclassification of translation adjustment to discontinued operations	291	—	291	—

Comprehensive income (loss)	$2,893	$(1,005)	$(498)	$(3,655)

The accompanying notes are an integral part of these statements

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

(unaudited)

	Nine Months
	Ended September 30,
	2013	2012

Cash Flows from Operating Activities :
Net income (loss)	$(732)	$(3,684)
Less: income (loss) from discontinued operations	635	(2,136)
Loss from continuing operations	(1,367)	(1,548)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities :
(Increase) decrease in :
Other current assets	(156)	(235)
Other assets	(7)	—
Increase (decrease) in :
Accrued expenses	(1,229)	333
Accounts payable	66	—
Net operating activities from discontinued operations	311	(760)
Net cash used in operating activities	(2,382)	(2,210)

Cash Flows from Investing Activities :
Net proceeds from sale of discontinued operations	10,142	—
Net investing activities from discontinued operations	(569)	(1,478)
Net cash provided by (used in) investing activities	9,573	(1,478)

Cash Flows from Financing Activities :
Proceeds from employee stock purchase plan	9	10
Proceeds from employee restricted share purchase	4	—
Restricted cash requirement	—	300
Purchase of employee restricted shares for withholding taxes	(213)	—
Net financing activities from discontinued operations	(37)	(321)
Net cash used in financing activities	(237)	(11)

Effect of exchange rate changes on cash	(57)	29

Net increase (decrease) in Cash and Cash Equivalents	6,897	(3,670)

Cash and Cash Equivalents, Beginning of Period	18,145	10,665

Cash and Cash Equivalents, End of Period	$25,042	$6,995

Supplemental Cash Flow Disclosure :

Noncash investing activity, restricted cash proceeds from sale of discontinued operations	1,300	—

Noncash investing activity, from discontinued operations	254	271

Cash paid for taxes, net of tax refunds	48	32

Cash paid for interest	15	27

The accompanying notes are an integral part of these statements.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

1. ASSET SALE

On April 5, 2013, Special Diversified Opportunities Inc. (f/k/a Strategic Diagnostics Inc.) (“SDOI” or the “Company”), SDIX LLC, a Delaware limited liability company (the “Purchaser”) and OriGene Technologies, Inc., a Delaware corporation and the sole equity holder of the Purchaser (“Parent” or “OriGene”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) pursuant to which the Company agreed, subject to certain terms and conditions including approval of the Company’s stockholders, to sell to the Purchaser substantially all of the Company’s rights, title and interest in substantially all of the Company’s non-cash assets related to the Life Sciences Business (the “Asset Sale”).

At a special meeting of the stockholders of the Company held on July 10, 2013, the stockholders approved the Asset Sale as contemplated by the Asset Purchase Agreement.  On July 12, 2013, the Company completed the Asset Sale.

Pursuant to the terms and conditions of the Asset Purchase Agreement, the Purchaser acquired all of the Company’s rights, title, and interest in substantially all of the assets, equipment, inventory, and intellectual property (the “Purchased Assets”) related exclusively to the Life Sciences Business, the product portfolio in respect of which includes a full suite of integrated capabilities, including antibody and assay design, development and production and the Advanced Technologies Business.  The Purchaser also assumed and agreed to discharge the Assumed Liabilities, as defined in the Asset Purchase Agreement.  The Parent unconditionally guaranteed Purchaser’s obligations in the Asset Purchase Agreement.  The purchase price for the Purchased Assets was $16,000, which is subject to a post-closing working capital adjustment.

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

The Asset Purchase Agreement also contains restrictive covenants, including, that SDOI not (i) engage in a competing business for a period of five years after the closing date, (ii) directly or indirectly solicit Purchaser’s employees for a period of two years after the closing date, (iii) directly or indirectly solicit the Purchaser’s customers for a period of five years after the closing date and (iv) disparage the Purchaser at any time.

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

Revenue Recognition

The following description relates to the manner in which the Company recognized revenues generated through its past business operations.

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

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

The Company follows Accounting Standards Codification, (ASC) 605-25 “Revenue Recognition — Multiple-Element Arrangements” to determine the recognition of revenue under collaboration agreements that include multiple elements.  The deliverables under these agreements are evaluated to determine if they have stand-alone value and revenue is allocated to the elements based upon their relative selling prices.  Since the adoption of this standard, the Company has entered into one agreement with multiple-elements, which agreement provided for an initial payment of $1,250.  In the three months ended September 30, 2012, the Company recognized approximately $108 in revenue related to this agreement, which was comprised of $95 for materials shipped and $13 in consulting services provided.  In the nine months ended September 30, 2012, the Company recognized approximately $1,137 in revenue related to such agreement.  The amount recognized was comprised of $286 for materials supplied, $35 in consulting services provided and $816 in technology access fees.   In November 2012, the Company announced this agreement had been terminated by its counterparty and that all revenues related to the initial $1,250 payment had been earned.

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

3.                                      BASIC AND DILUTED LOSS PER SHARE

Basic loss per share (EPS) is computed by dividing net loss available for common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS, except that the dilutive effect of converting or exercising all potentially dilutive securities is also included in the denominator such as stock options and restricted stock units. Basic loss per share excludes potentially dilutive securities.  For the three month period ended September 30, 2012, conversion of stock options and unvested restricted shares totaling 445,000, into common share equivalents, and for the nine month period ended September 30, 2012, conversion of stock options and unvested restricted shares totaling 492,570 into common share equivalents, were excluded from this calculation because they were anti-dilutive, due to the net loss incurred in each of the periods.  In the three and nine month periods ended September 30, 2013 all restricted shares have vested and were included in the common share numbers, and no stock options were converted into common share equivalents as all had strike prices at an amount greater than the market share price at September 30, 2013.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Weighted average common shares outstanding	21,061,547	20,536,745	20,781,885	20,510,751

Shares used in computing basic loss per share	21,061,547	20,536,745	20,781,885	20,510,751

Dilutive effect of stock options and unvested restricted stock units	—	—	—	—

Shares used in computing diluted loss per share	21,061,547	20,536,745	20,781,885	20,510,751

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

The Company had the opportunity to receive additional consideration of up to $600 if it was able to meet certain conditions as provided for in the Asset Purchase Agreement.  As of September 30, 2013, the Company received $300 pursuant to this additional consideration, all of which is recorded as a gain on sale of assets in the Company’s financial results for the nine month period ended September 30, 2013 and $150 of which is recorded as a gain on sale of assets in the Company’s financial results for the three month period ended September 30, 2013.  The Company will not receive the remaining $300 related to this additional consideration.

On July 12, 2013, the Company completed the sale of its Life Sciences products assets to SDIX LLC for approximately $16,000.  These assets included intellectual property, inventory, commercial contracts and equipment.  The Company recognized a gain on the sale of these assets, after transaction fees, of $2,400.  For presentation purposes, $759 and $125 of the costs related to the acquisition were previously expensed in the Company’s first and second quarters of 2013 and in the fourth quarter of 2012, respectively, as general and administrative costs. The Company will appropriately reclassify these expenses to discontinued operations when the comparative periods are reported on.

At the closing of the Asset Sale, $1,300 of the purchase price was placed in escrow to satisfy any indemnification claims that are brought by April 12, 2014.  This amount is included in Restricted Cash on the Company’s Balance Sheet at September 30, 2013.  In addition, the Asset Purchase Agreement provides for an adjustment to the purchase price based upon the actual working capital, as defined, on the closing date as compared to a working capital target amount.  The Company will record any changes to the purchase price resulting from a working capital adjustment as additional gain or loss on sale of assets upon the settlement of such payment.

Pursuant to the working capital adjustment provisions of the Asset Purchase Agreement, we have indicated to the Purchaser and OriGene that we believe that application of these provisions requires Purchaser to make a payment to us of approximately $1.0 million under the Asset Purchase Agreement.  Purchaser and OriGene have disputed our determination of this amount, and have indicated to us that they believe that we owe the Purchaser approximately $0.4 million pursuant to such provisions.  The Purchaser and OriGene have also indicated that they believe they may have claims for indemnification under the Asset Purchase Agreement.  We have initiated formal legal action in Delaware to compel Purchaser and OriGene to comply with the working capital adjustment provisions of the Asset Purchase Agreement.

In accordance with Accounting Standards Codification (ASC) 360, Property, Plant and Equipment, the results of operations and cash flow activity of the Food Pathogen, AG-GMO and Life Sciences products assets were reclassified separately as a discontinued operation within the consolidated financial statements for all periods presented.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

The following table presents key information associated with the operating results of the discontinued operation for the reporting periods included in the Company’s consolidated statements of operations:

Results of Operations of Discontinued Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues	$551	$5,864	$7,564	$16,993

Cost of sales	439	2,648	4,417	7,625

Gross profit	112	3,216	3,147	9,368

Operating expenses:
Research and development	52	1,063	960	3,138
Selling, general and administrative	455	2,667	4,354	8,350
Gain on sale of assets	(3,434)	—	(2,825)	—
Total operating expenses	(2,927)	3,730	2,489	11,488

Operating income (loss)	3,039	(514)	658	(2,120)

Interest (expense)	—	(8)	(9)	(16)

Income (loss) before income taxes	3,039	(522)	649	(2,136)

Income tax expense	—	—	14	—

Net income (loss)	$3,039	$(522)	$635	$(2,136)

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

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIN FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

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

Share-based compensation expense recorded in the three and nine month periods ended September 30, 2013 and 2012 is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Stock options	$431	$74	$583	$333
Employee stock purchase plan	—	—	1	1
Restricted stock awards	738	21	854	121

Total share-based compensation expense	$1,169	$95	$1,438	$455

Share-based compensation expense is a component of selling, general and administrative expense, and is recorded as a non-cash expense in the operating activities section of the Company’s consolidated statements of cash flows.

No options were exercised in the nine month periods ended September 30, 2013 and 2012.  Proceeds received from employee payments into the ESPP in the nine month periods ended September 30, 2013 and 2012, were $9 and $10 respectively.  These amounts are recorded in the cash flows from financing activities section of the Company’s consolidated statements of cash flows.

As a result of the Asset Sale (see Note 1), all remaining unvested stock options, unvested restricted shares and unvested performance based restricted stock units vested on July 12, 2013.  The expense related to this acceleration of vesting expensed in the Company’s fiscal third quarter was approximately $1,169, with approximately $431 related to stock options and $738 related to restricted stock awards.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

Information with respect to the activity of outstanding stock options granted under the 2000 Plan and options granted separately from the 2000 Plan for the nine months ended September 30, 2013 is summarized as follows:

					Aggregate
	Number				Instrinsic
	of Shares	Price Range			Value

Balance, January 1, 2013	2,170,043	$1.49	-	$4.65

Granted	81,200	$1.19	-	$1.19
Cancelled / Forfeited	(170,829)	$1.19	-	$4.65

Balance, September 30, 2013	2,080,414	$1.19	-	$4.65	$—

Vested and excercisable at September 30, 2013	2,080,414	$1.19	-	$4.65	$—

Of the 2,080,414 options outstanding at September 30, 2013, 1,135,920 options expired as of October 11, 2013. The remaining 944,494 options, issued to individuals still employed by the Company, directors, and the former CEO, had a weighted average remaining contractual term of 5.6 years.

During the nine month period ended September 30, 2013, there were 81,200 options granted with a weighted average grant date fair value, based on a Black-Scholes option pricing model, of $0.44 per share.  The assumptions used in the Black-Scholes model are as follows: dividend yield 0%, expected volatility 47.1%, risk-free interest rate 1.17% and expected life of 6.25 years.  The Company uses the Simplified Method for determining the expected life of options granted to employees which is computed using the sum of the average vesting period and the contractual life of the option and dividing by two, for all periods presented.

As of July 12, 2013, due to the Asset Sale (Note 1) and change of control provisions within the stock option agreements, all stock options vested and the option holders who had terminated employment with the Company had 90 days from July 12, 2013 in which to exercise these options, except for our former President and CEO whose options will remain exercisable until October 2014.  As of the 90th day, October 10, 2013 no options were exercised, and as of the next day, all stock options held by terminated employees expired except for those owned by our former President and CEO.

The following table provides additional information about the Company’s stock options outstanding and exercisable at September 30, 2013:

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

			Options Outstanding		Options Exercisable
				Weighted Average		Wtd. Average
Range of			Number of	Exercise	Number of	Exercise
Exercise Prices			Shares	Price	Shares	Price

$1.19	-	$2.51	1,795,502	$1.83	1,795,502	$1.83
$3.05	-	$3.57	66,300	$3.52	66,300	$3.52
$3.69	-	$4.65	218,612	$4.19	218,612	$4.19
$1.19	-	$4.65	2,080,414	$2.13	2,080,414	$2.13

A summary of the status of the Company’s unvested restricted stock as of December 31, 2012 and changes during the nine month period ended September 30, 2013 is presented below.

		Weighted Average
		Grant Date	Aggregate
	Shares	Fair Value	Intrinsic Value

Non-vested RSA’s at January 1, 2013	445,000	$1.60
Granted	225,000	$1.58
Vested	(620,000)	$1.60
Cancelled / forfeited	(50,000)	$1.59

Non-vested RSA’s at September 30, 2013	—	$0.00	$0

Restricted stock granted is generally scheduled to vest over periods of two to four years. The cost of the grant is charged to operations over the vesting period.

As of July 12, 2013, due the Asset Sale (Note 1) and change of control provisions within the restricted share agreements, all restricted shares vested.

The Company also issued 410,000 performance-based Restricted Stock Units (“RSUs”) during the period ended September 30, 2012, of which 200,000 have been forfeited.  The fair value of an RSU is equal to the market value of a share of stock on the date of grant.  The performance-based RSUs vest based upon the achievement of certain goals related to the Company’s senior management team, for periods ranging from June 30, 2012 through December 31, 2015.  Unless forfeited, the performance-based RSUs will be paid out in the form of stock, if the Company meets the performance targets.  If the designated performance targets are not met, no payout will be made.  As of September 30, 2013, performance related to 85,000 RSUs has been met, and these shares are included in the Restricted Stock summary above. Vesting for the remaining 125,000 RSUs was accelerated upon the closing of the Asset Sale and conditions of the performance targets deemed to have been met.

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

6.                                      INCOME TAXES

The Company evaluates its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required.  The Company had a full valuation allowance offsetting its U.S. federal and state net deferred tax assets which primarily represent net operating loss carryforwards (“NOLs”) at December 31, 2012.  During the nine month period ended September 30, 2013, the Company’s management concluded that the full valuation allowance for U.S. federal and state net deferred tax assets is appropriate as the facts and circumstances during the first nine months of 2013 did not change management’s conclusion that a full valuation allowance is necessary.

The Company is subject to U.S. federal and UK income tax, as well as income taxes of multiple state jurisdictions.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  At September 30, 2013, the Company had no interest or penalties accrued related to uncertain tax positions due to the available NOLs.

As of September 30, 2013, the Company provided a liability for approximately $603 of unrecognized tax benefits.  For the nine months ended September 30, 2013, unrecognized tax benefits increased by $13 to $603, which if recognized in a period where there was not a full valuation allowance, would affect the effective tax rate.

For federal purposes, tax years 1997 through 2011 remain open to examination as a result of net operating losses generated during those years. The three year statute of limitations period for tax years 1997 through 2001 will commence with the filing of the 2012 tax return due to the utilization of net operating losses during those earlier years.  For state purposes, the statute of limitations period remains open in a similar manner for states that have generated net operating losses. The Company does not expect that the total amount of unrecognized tax benefits related to positions taken in prior periods will change significantly during the next 12 months.

The Tax Reform Act of 1986 (the “Act”) limits the annual use of net operating loss and income tax credit carryforwards (after certain ownership changes as defined by the Act). The application of these limits could significantly restrict the Company’s ability to utilize these carryforwards. Certain of the Company’s total net operating carryforwards from 2001 and prior years are subject to limitations on their annual use since a cumulative change in ownership of more than 50% occurred within a three year-period with respect to those net operating loss carryforwards. The Company has evaluated recent changes in ownership and has determined that no limitations on net operating loss carryforwards exist for the years expiring 2022 through 2031 (tax years 2002 through 2011).

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

Introductory Note

On April 5, 2013, Special Diversified Opportunities Inc. (f/k/a Strategic Diagnostics Inc.) (“SDOI” or the “Company”), SDIX LLC, a Delaware limited liability company (the “Purchaser”) and OriGene Technologies , Inc., a Delaware corporation and the sole equity holder of the Purchaser (“Parent” or “OriGene”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) pursuant to which the Company agreed, subject to certain terms and conditions including approval of the Company’s stockholders, to sell to Purchaser substantially all of the Company’s rights, title and interest in substantially all of the Company’s non-cash assets related to the Life Sciences Business (the “Asset Sale”).

At a special meeting of the stockholders of the Company held on July 10, 2013, the stockholders approved the Asset Sale as contemplated by the Asset Purchase Agreement.  On July 12, 2013, the Company completed the Asset Sale.

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

The Parent unconditionally guaranteed Purchaser’s obligations in the Asset Purchase Agreement.  The purchase price for the Purchased Assets was $16.0 million, which is subject to a post-closing working capital adjustment.

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

Pursuant to the working capital adjustment provisions of the Asset Purchase Agreement, we have indicated to the Purchaser and OriGene that we believe that application of these provisions requires the Purchaser to make a payment to us of approximately $1.0 million under the Asset Purchase Agreement.  The Purchaser and OriGene have disputed our determination of this amount, and have indicated to us that they believe that we owe the Purchaser approximately $0.4 million pursuant to such provisions.  The Purchaser and OriGene have also indicated that they believe they may have claims for indemnification under the Asset Purchase Agreement.  We have initiated formal legal action in Delaware to compel the Purchaser to comply with the working capital adjustment provisions of the Asset Purchase Agreement.

Overview

Prior to the completion of the Asset Sale, the Company was a biotechnology company with a core mission of developing, commercializing and marketing innovative and proprietary products, services and solutions that preserve and enhance the quality of human health and wellness.

In 2011 and 2012, the Company continued the transition from a fragmented product offering and marketing strategy to becoming a focused organization, with proven, proprietary technologies tied directly to its customers’ needs. The Company sold its Water Quality and Environmental products assets in 2011 and its Food Pathogen and AG-GMO products assets in 2012, as part of its overall strategy to focus on its core Life Science operations.  Financial information of the Food/AG-GMO and Life Sciences product groups has been separately reclassified within the consolidated financial statements as a discontinued operation.  See Note 4 of the Notes to the Consolidated Financial Statements for further information.

Results of Operations

Three Months Ended September 30, 2013 versus Three Months Ended September 30, 2012

Selling, general and administrative

Selling, general and administrative expenses were $427,000 for the three-month period ended September 30, 2013 and $506,000 for the three months ended September 30, 2012.  These costs reflect the levels of personnel and professional fees related to the minimal operations that the Company expects to continue following the consummation of the Asset Sale.

Interest expense

Interest expenses were $1,000 for the three-month period ended September 30, 2013 and $2,000 for the three months ended September 30, 2012.  These costs reflect the interest paid on the note payable for the Company’s insurance premiums in each period.

Loss from continuing operations

Loss from continuing operations was $428,000, or $0.02 per diluted share, for the three-month period ended September 30, 2013, and $508,000, or $0.02 per diluted share, for the three-month period ended September 30, 2012.  Diluted shares utilized in these computations were 21.1 million and 20.5 million for the 2013 and 2012 three- month periods, respectively.

Income (loss) from discontinued operations

Income from the Company’s discontinued operations of its Food Pathogen, AG-GMO and Life Sciences products assets was $3.0 million for the three-month period ended September 30, 2013 and a loss of $522,000 for the three-month period ended September 30, 2012.  Income from discontinued operations was $0.14 per diluted share for the three-month period ended September 30, 2013 and a loss of $0.03 per diluted share for the three-month period ended September 30, 2012.  Diluted shares utilized in this computation were 21.1 million and 20.5 million for the 2013 and 2012 three-month periods, respectively. Income from discontinued operations in 2013 includes the gain of $3.3 on the sale of the Company’s Life Science assets and $150,000 for additional consideration on the sale of the Food Pathogen and AG-GMO assets sold during 2012, partially offset by an operating loss of $395,000 for the Life Science products sold from July 1, 2013 through the closing date of the Asset Sale.

Net income (loss)

Net income was $2.6 million, or $0.12 per diluted share, for the three-month period ended September 30, 2013, compared to a net loss of $1.0 million, or $0.05 per diluted share, for the same period in 2012. Diluted shares utilized were 21.1 million and 20.5 million for the 2013 and 2012 periods, respectively.

Nine Months Ended September 30, 2013 versus Nine Months Ended September 30, 2012

Selling, general and administrative

Selling, general and administrative expenses were $1.4 million for the nine-month period ended September 30, 2013 and $1.5 million for the nine-month period ended September 30, 2012.  These costs reflect the levels of personnel and professional fees related to the minimal operations that the Company expects to continue following the consummation of the Asset Sale.

Interest expense

Interest expenses were $6,000 for the nine-month period ended September 30, 2013 and $11,000 for the nine months ended September 30, 2012.  These costs reflect the interest paid on the note payable for the Company’s insurance premiums in each period.

Loss from continuing operations

Loss from continuing operations was $1.4 million, or $0.07 per diluted share, for the nine-month period ended September 30, 2013, and $1.5 million, or $0.08 per diluted share, for the nine-month period ended September 30, 2012.  Diluted shares utilized in these computations were 20.8 million and 20.5 million for the 2013 and 2012 three month periods, respectively.

Income (loss) from discontinued operations

Income from the Company’s discontinued operations of its Food Pathogen, AG-GMO and Life Sciences products assets was $635,000 for the nine-month period ended September 30, 2013 and was a loss of $2.1 million for the nine-month period ended September 30, 2012.  Income from discontinued operations was $0.03 per diluted share for the nine-month period ended September 30, 2013 and loss per share from discontinued operations was $0.10 per diluted share for the nine month period ended September 30, 2012.  Diluted shares utilized in this computation were 20.8 million and 20.5 million for the 2013 and 2012 nine-month periods, respectively. Income from discontinued operations in 2013 includes the gain of $2.5 on the sale of the Company’s Life Science assets and $300,000 for additional consideration on the sale of the Food Pathogen and AG-GMO assets sold in 2012, partially offset by an operating loss of $2.2 for the Life Science products sold through the closing date of the Asset Sale.

Net loss

Net loss was $732,000, or $0.04 per diluted share, for the nine-month period ended September 30, 2013, compared to a net loss of $3.7 million, or $0.18 per diluted share, for the same period in 2012. Diluted shares utilized were 20.8 million and 20.5 million for the 2013 and 2012 periods, respectively.

Liquidity and Capital Resources

Net cash used in operating activities was $2.4 million for the first nine months of 2013 compared to net cash used in operating activities of $2.2 million for the first nine months of 2012.  The net cash used in operating activities for both periods was primarily the result of the net loss incurred for both continuing and discontinued operations.

Net cash provided by investing activities was $9.6 million for the first nine months of 2013 compared to cash used in investing activities of $1.5 in the same period of 2012. The cash provided in 2013 reflects net proceeds of $10.1 related to the sale of the Company’s Life Science assets less $569,000 for capital expenditures for the discontinued operations. Net cash used in investing activities for the first nine months of 2012 was related to purchases of manufacturing and laboratory equipment, as well as leasehold improvements. All such capital expenditures relate to the Company’s discontinued operations.

Net cash used in financing activities of $237,000 for the first nine months of 2013 was primarily attributable to the repurchase of restricted shares that employees surrendered to pay their taxes on the shares that vested during the period.  Net cash used in financing activities of $11,000 for the first nine months of 2012 was the result of a reduction in the Company’s restricted cash requirement and payments into the Company’s Employee Stock Purchase Plan, offset by scheduled debt repayments.

The Company’s working capital (current assets less current liabilities) was $25.8 million at September 30, 2013 compared to $20.6 million at December 31, 2012.

For the nine months ended September 30, 2013, the Company satisfied all of its cash requirements from cash available and on-hand.  At September 30, 2013, the Company had no debt and $25.9 million of stockholders’ equity.

The Company received the net proceeds of the Asset Sale on July 12, 2013.  At that date, $1.3 million of the purchase price was placed in escrow to satisfy any claims for indemnification that are brought by April 12, 2014.  In addition, the Asset Purchase Agreement provided for an adjustment to the purchase price based on the actual working capital, as defined, on the closing date as compared to a working capital target amount.  The Company believes there was a working capital surplus of approximately $1.0  at the closing date and has submitted its computations to SDIX LLC and OriGene.  The Purchaser and OriGene have disputed the Company’s position and have indicated their belief that the Company owes the Purchaser approximately $0.4.  SDOI has initiated formal legal action in Delaware to compel the Purchaser and OriGene to comply with the working capital adjustment provisions of the Asset Purchase Agreement.  The Company will record any additional changes to the purchase price resulting from a working capital adjustment as additional gain or loss on sale of assets upon the settlement of such payment.

The Company’s Board of Directors is exploring strategic alternatives to deploy the proceeds, which may include future acquisitions, a merger with another company or other actions to redeploy capital including without limitation, distribution of cash to shareholders.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company conducted operations in the United Kingdom. The consolidated financial statements of the Company are denominated in U.S. dollars and changes in exchange rates between foreign countries and the U.S. dollar will affect the translation of financial results of foreign subsidiaries into U.S. dollars for purposes of recording the Company’s consolidated financial results. Historically, the effects of translation have not been material to the consolidated financial results.  The Company’s UK subsidiary was sold as part of the Asset Sale.

Item 4. Controls and Procedures

(a)                    Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)                    Change in Internal Control over Financial Reporting

During the most recent fiscal quarter, we experienced changes in the Company’s internal control over financial reporting.  Specifically, following the consummation of the Asset Sale on July 12, 2013, we ceased to own our historical operating assets, and our past business operations were discontinued.  Over the remainder of the quarter ended September 30, 2013, all of our employees, except for our President and our Chief Financial Officer, departed the Company.  While our Board of Directors continues to have a functioning audit committee and a majority of independent members, such that we believe it maintains effective oversight in the establishment and monitoring of required internal controls and procedures, the limited number of officers and employees remaining at the Company resulted in changes to our internal control over financial reporting. The Company believes its internal controls over financial reporting have been adapted to reflect the Company’s present status as a shell company.

PART II — OTHER INFORMATION

Item 1A. Risk Factors

All capitalized terms used in the following Risk Factors have the meanings given to such terms in Part I, Item 2 of this Quarterly Report on Form 10-Q.

Our stockholders have not received and may not receive any of the proceeds of the Asset Sale.

The cash purchase price for the Life Sciences Business was paid directly to the Company, less $1,300,000 that was deposited into escrow with an escrow agent at closing for up to nine months to cover any indemnification claims that might be made by Purchaser under the Asset Purchase Agreement during such post-closing period; after such period, any remaining balance are required to be paid to SDOI.  None of the net proceeds of the purchase price will be received by our stockholders, unless our Board ultimately proposes, and our stockholders approve, a distribution of the assets of the Company to the stockholders.

We may not be successful in enforcing the working capital adjustment provisions of the asset purchase agreement.

Pursuant to the working capital adjustment provisions of the Asset Purchase Agreement, we have indicated to the Purchaser and OriGene that we believe that application of these provisions requires Purchaser to make a payment to us of approximately $1.0 million under the Asset Purchase Agreement.  The Purchaser has disputed our determination of this amount, and has indicated to us that it believes that we owe the Purchaser approximately $0.4 million pursuant to such provisions.  The Purchaser has also indicated that it believes it may have claims for indemnification under the Asset Purchase Agreement.  We have initiated formal legal action in Delaware to compel Purchaser to comply with the working capital adjustment provisions of the Asset Purchase Agreement.  We cannot provide any assurance that we will be found to be entitled to such amounts, that if we are we will be able to collect them, or that we will not be found to owe amounts to the Purchaser under such provisions.

The asset purchase agreement may expose us to contingent liabilities.

We have agreed to indemnify the Purchaser for certain breaches of any representation, warranty or covenant made by us in the Asset Purchase Agreement, subject to certain limitations. In some instances, our indemnification obligations are not subject to any limitations. Significant indemnification claims by the Purchaser could materially and adversely affect our business, financial condition and results of operations.  In connection with the current disagreement over the working capital adjustment, described above, the Purchaser has indicated that it believes it may have claims for indemnification under the Asset Purchase Agreement, but has not identified these claims or taken formal legal action.

The Purchaser is not assuming any of the excluded liabilities under the asset purchase agreement.

Under the Asset Purchase Agreement, Purchaser is not assuming all of the liabilities associated with our Life Sciences Business. Certain liabilities will remain with us post-closing. For example, Purchaser is not assuming any liabilities arising out of, relating to or resulting or accruing from or with respect to the Life Sciences Business prior to the closing date. Such liabilities, together with other excluded liabilities under the asset purchase agreement, could be significant. While we believe that we are adequately insured against certain of the risks associated with such excluded liabilities, there can be no assurances.

Our common stock was delisted from the NASDAQ Capital Market following the Asset Sale, and there may be reduced ability to trade our common stock.

Because we will no longer have an operating business immediately following the Asset Sale Transaction, we were notified that, in NASDAQ’s view, we no longer satisfied the continued listing standards of the NASDAQ Capital Market, and our common stock was delisted from the NASDAQ Capital Market pursuant to NASDAQ’s authority under NASDAQ Listing Rule 5101.  While trading of our common stock is currently conducted in the over-the-counter market on the OTC Bulletin Board, such trading could substantially reduce the market liquidity of our common stock. As a result, an investor may find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock.

We might not generate revenue following the Asset Sale Transaction and, if we do, any such revenue will be unpredictable.

The Life Sciences Business sold to the Purchaser represented substantially all of our revenue-generating assets. Following the Asset Sale , we may never generate revenue. Our revenues, if any, following completion of the Asset Sale will be unpredictable. Conversely, during the immediate future following the Asset Sale, we will continue to incur certain expenses of operating our business as a public company.

We are precluded from competing in the Life Sciences Business for five years following the consummation of the Asset Sale.

We have agreed to be bound by a non-competition covenant in the Asset Purchase Agreement which precludes our ability to re-enter the antibody and assay design business (as defined in the Asset Purchase Agreement) during the five years following the consummation of the Asset Sale.

Failure to successfully identify and enter into a new line of business or identify possible acquisition candidates could cause our stock price to decline.

Following the closing of the Asset Sale, we have begun to explore strategic alternatives to maximize shareholder value going forward, including deploying the proceeds of the Asset Sale in seeking business acquisition opportunities, a merger with another company, or other actions to redeploy our capital, including, without limitation, distribution of cash to our stockholders. In relation to pursuing such strategic alternatives and new business acquisition opportunities, our stock price may decline due to any or all of the following potential occurrences:

•                  we may not be able to identify a profitable new line of business or deploy successfully our resources to operate profitably in such line of business; and

•                  we may not be able to find suitable acquisition candidates or may not be able to acquire suitable candidates with our limited financial resources.

There can be no assurance that we will be able to identify suitable acquisition candidates or business and investment opportunities.

There is no guarantee that we will be able to identify such new business acquisition opportunities or strategic alternatives in which we may redeploy our assets and the proceeds of the Asset Sale. If we are unable to identify new business opportunities or acquire suitable acquisition candidate(s), we may continue to incur operating losses and negative cash flows, and our results of operations and stock price may suffer.

Our shareholders are subject to the broad discretion of our Board.

Following the closing of the Asset Sale, we have essentially no operating assets, and our business strategy is primarily identifying new business and investment opportunities. Our stockholders may not have an opportunity to evaluate the specific merits or risks of any such proposed transactions or investments. As a result, our stockholders may be dependent on the broad discretion and judgment of our Board in connection with the application of our capital and the selection of acquisition or investment targets, or any proposal that our Board may make to our stockholders that they approve, a distribution of the assets of the Company to the stockholders. There can be no assurance that determinations ultimately made by us will permit us to achieve profitable operations.

We will incur significant costs in connection with our evaluation of new business opportunities and suitable acquisition candidates.

Our Board is in the process of identifying, analyzing and evaluating potential new business opportunities, including possible acquisition and merger candidates, and intends to continue to do so. We will incur significant costs, such as due diligence and legal and other professional fees and expenses, as part of these efforts. Notwithstanding these efforts and expenditures, we cannot give any assurance that we will identify an appropriate new business opportunity, or any acquisition opportunity, in the near term, or at all.

We will likely have no operating history in our new line of business, which is yet to be determined, and therefore we will be subject to the risks inherent in establishing a new business.

We have not identified what, if anything, our new line or lines of business will be and, therefore, we cannot fully describe the specific risks presented by such business. It is likely that we will have had no operating history in the new line of business, and it is possible that any company we may acquire will have a limited operating history in its business. Accordingly, there can be no assurance that our future operations will generate operating or net income, and as such our success will be subject to the risks, expenses, problems and delays inherent in establishing a new line of business for us. The ultimate success of such new business cannot be assured.

Following the closing of the Asset Sale, we have become a “shell company” under the federal securities laws following the closing.

The Life Sciences Business constituted our only operating business, and accordingly, after the closing of the Asset Sale, we have become a shell company as defined by Rule 405 of the Securities Act and Exchange Act Rule 12b-2.  Applicable securities rules prohibit shell companies from using a Form S-8 registration statement to register securities pursuant to employee compensation plans and from utilizing Form S-3 for the registration of securities for so long as we would be a shell company and for 12 months thereafter.

Additionally, Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company. To the extent that we acquire a business in the future, we would be required to file a current report on Form 8-K containing the financial and other information required in a registration statement on Form 10 within four business days following completion of such a transaction.

To assist the Securities and Exchange Commission in the identification of shell companies, we are required to check a box on our quarterly reports on Form 10-Q and our annual reports on Form 10-K indicating that we are a shell company.

To the extent that we would be required to comply with additional disclosure because we are a shell Company, we might be delayed in executing any mergers or acquiring other assets that would cause us to cease being a shell company. In addition, under Rule 144 of the Securities Act, a holder of restricted securities of a “shell company” is not allowed to resell their securities in reliance upon Rule 144.  Preclusion from any prospective purchase using the exemptions from registration afforded by Rule 144 might make it more difficult for us to sell equity securities in the future and the inability to utilize registration statements on Forms S-8 and S-3 would likely increase our costs to register securities in the future. Additionally, the loss of the use of Rule 144 and Forms S-3 and S-8 might make investments in our securities less attractive to investors and might make the offering and sale of our securities to employees, directors and others under compensatory arrangements more expensive and less attractive to recipients.

Item 6. Exhibits

2.1	Certificate of Amendment, dated July 12, 2013. (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on July 15, 2013.)

3.2	Second Amended and Restated Bylaws. (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on July 15, 2013.)

10.1

Amendment No. 1 to Asset Purchase Agreement, dated as of July 12, 2013, by and between Strategic Diagnostics Inc., SDIX, LLC and OriGene Technologies, Inc. (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on July 15, 2013.)

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

SPECIAL DIVERSIFIED OPPORTUNITIES INC.

Date: November 14, 2013	/s/ Philip Blazek
Philip Blazek
President
(Principal Executive Officer)

Date: November 14, 2013	/s/ Kevin J. Bratton
Kevin J. Bratton
Vice President — Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)