Form 10-K
period 2013-12-31
SPECIAL DIVERSIFIED OPPORTUNITIES INC.
filed 2014-03-31
CIK 911649

Use these links to rapidly review the document

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to

Commission File No. 000-22400

SPECIAL DIVERSIFIED OPPORTUNITIES INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	56-1581761 (I.R.S. Employer identification no.)
1521 Concord Pike, Suite 301 Wilmington, Delaware (Address of principal executive offices)	19803 (Zip Code)

Registrant's telephone number, including area code: (302) 824-7062

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	None

Securities registered pursuant to Section 12(g) of the Act:

None

          Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

          Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No

          The aggregate market value of the common stock held by non-affiliates of the Registrant was $15,400,000, calculated by using the number of shares outstanding and the closing price of the common stock on June 30, 2013 (the last business day of the Registrant's most recently completed second fiscal quarter).

          As of March 14, 2014 there were 21,027,640 shares outstanding of the Registrant's common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the definitive proxy statement (the "Definitive Proxy Statement") to be filed no later than April 30, 2014 with the Securities and Exchange Commission relative to the Company's 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

Item 1.    Business

Asset Sale

        On April 5, 2013, Special Diversified Opportunities Inc. (f/k/a Strategic Diagnostics Inc.) ("SDOI" or the "Company"), SDIX LLC, a Delaware limited liability company (the "Purchaser") and OriGene Technologies, Inc., a Delaware corporation and the sole equity holder of the Purchaser ("Parent" or "OriGene"), entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") pursuant to which the Company agreed, subject to certain terms and conditions including approval of the Company's stockholders, to sell to the Purchaser substantially all of the Company's rights, title and interest in substantially all of the Company's non-cash assets related to the Life Sciences Business (the "Asset Sale").

        At a special meeting of the stockholders of the Company held on July 10, 2013, the stockholders approved the Asset Sale as contemplated by the Asset Purchase Agreement. On July 12, 2013, the Company completed the Asset Sale.

        Pursuant to the terms and conditions of the Asset Purchase Agreement, the Purchaser acquired all of the Company's rights, title, and interest in substantially all of the assets, equipment, inventory, and intellectual property (the "Purchased Assets") related exclusively to the Company's Life Sciences Business, the product portfolio in respect of which includes a full suite of integrated capabilities, including antibody and assay design, development and production and the Company's Advanced Technologies Business. The Purchaser also assumed and agreed to discharge the Assumed Liabilities, as defined in the Asset Purchase Agreement. The Parent unconditionally guaranteed Purchaser's obligations in the Asset Purchase Agreement. The purchase price for the Purchased Assets was $16.0 million, which is subject to a post-closing working capital adjustment.

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

        The Asset Purchase Agreement also contains restrictive covenants, including, that SDOI not (i) engage in a competing business for a period of five years after the closing date, (ii) directly or indirectly solicit Purchaser's employees for a period of two years after the closing date, (iii) directly or indirectly solicit the Purchaser's customers for a period of five years after the closing date and (iv) disparage the Purchaser at any time.

        As a result of the Asset Sale, the Company no longer owns its historical operating assets, and its past business operations have been discontinued.

        The Company, the Purchaser and OriGene are engaged in a dispute over matters related to the Asset Sale. See Item 3, "Legal Proceedings," below.

Overview

        Prior to the completion of the Asset Sale, the Company was a biotechnology company with a core mission of developing, commercializing and marketing innovative and proprietary products, services and solutions that preserve and enhance the quality of human health and wellness.

        The Company provided a wide range of life sciences products and services, including custom antibodies, in-vitro diagnostic-grade antibodies, proprietary critical reagent products, associated bio-processing services, and custom assay design and development services. The Company's products and services were sold to, and often incorporated in the production process for other commercial products used by a wide range of customers including pharmaceutical, biotechnology and diagnostic companies, and major biomedical research centers both domestically and internationally.

        The Company's Genomic Antibody Technology ("GAT") was used in proteomic research, disease understanding and drug/biomarker discovery among academic, biotech, in-vitro diagnostic ("IVD") and large pharmaceutical customers.

        In 2011 and 2012, the Company disposed of several of its former lines of business, leaving it focused solely on its Life Sciences business. Specifically, the Company sold its Water Quality and Environmental products assets in 2011 and its Food Pathogen and AG-GMO products assets in 2012. As a result of the various assets sales transactions between 2011 and 2013, financial information of the Life Science, Water Quality and Food/AG-GMO product businesses has been separately reclassified within the consolidated financial statements as discontinued operations. See Note 3 of the Notes to the Consolidated Financial Statements for further information.

        The Life Sciences Business constituted our only operating business, and accordingly, following the closing of the Asset Sale, we have become a "shell company" under the federal securities laws. We have essentially no operating assets, and our business strategy is primarily identifying new business and investment opportunities. We have begun to explore strategic alternatives to maximize shareholder value going forward, including deploying the proceeds of the Asset Sale in business acquisition opportunities, merging with another company, or other actions to redeploy our capital, including, without limitation, distribution of cash to our shareholders.

Employees

        As of December 31, 2013, the Company employed 2 full time employees. All of the Company's employees have executed agreements with the Company agreeing not to disclose the Company's proprietary information and assigning to the Company all rights to inventions made during their employment. Key personnel have signed agreements prohibiting them from competing with the Company. None of the Company's employees are covered by collective bargaining agreements. The Company believes that its relations with its employees are good.

Organizational History

        Special Diversified Opportunities Inc., formerly known as Strategic Diagnostics Inc., is a Delaware corporation formed in 1990.

Item 1A.    Risk Factors

Risks Related to Our Business

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

        Pursuant to the working capital adjustment provisions of the Asset Purchase Agreement, we have indicated to the Purchaser and OriGene that we believe that application of these provisions requires Purchaser to make a payment to us of approximately $1.0 million under the Asset Purchase Agreement. The Purchaser has disputed our determination of this amount, and has indicated to us that it believes that we owe the Purchaser approximately $0.4 million pursuant to such provisions. The Purchaser has also indicated that it believes it may have claims for indemnification under the Asset Purchase Agreement. We have initiated formal legal action in Delaware to compel Purchaser to comply with the working capital adjustment provisions of the Asset Purchase Agreement. Purchaser has filed a counterclaim alleging a number of causes of action, including breach of representations and warranties under the Asset Purchase Agreement, fraud and tortious interference, and seeking damages of at least $3 million. We cannot provide any assurance that we will be found to be entitled to such amounts, that if we are we will be able to collect them, or that we will not be found to owe amounts to the Purchaser under such provisions or the outcome of the litigation.

The Asset Purchase Agreement may expose us to contingent liabilities.

        We have agreed to indemnify the Purchaser for certain breaches of any representation, warranty or covenant made by us in the Asset Purchase Agreement, subject to certain limitations. In some instances, our indemnification obligations are not subject to any limitations. Significant indemnification claims by the Purchaser could materially and adversely affect our business, financial condition and results of operations. In connection with the current disagreement over the working capital adjustment, described above, the Purchaser has indicated that it believes it may have claims for indemnification under the Asset Purchase Agreement, and has taken formal legal action relating thereto.

The Purchaser did not assume any of the excluded liabilities under the Asset Purchase Agreement.

        Under the Asset Purchase Agreement, the Purchaser did not assume all of the liabilities associated with our Life Sciences Business. Certain liabilities remained with us post-closing. For example, Purchaser did not assume any liabilities arising out of, relating to or resulting or accruing from or with respect to the Life Sciences Business prior to the closing date. Such liabilities, together with other excluded liabilities under the asset purchase agreement, could be significant. While we believe that we are adequately insured against certain of the risks associated with such excluded liabilities, there can be no assurances.

Our common stock was delisted from the NASDAQ Capital Market following the Asset Sale, and there may be reduced ability to trade our common stock.

        Because we will no longer have an operating business immediately following the Asset Sale Transaction, we were notified that, in NASDAQ's view, we no longer satisfied the continued listing standards of the NASDAQ Capital Market, and our common stock was delisted from the NASDAQ Capital Market pursuant to NASDAQ's authority under NASDAQ Listing Rule 5101. While trading of our common stock is currently conducted in the over-the-counter market on the OTC Bulletin Board, such trading could substantially reduce the market liquidity of our common stock. As a result, an investor may find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock.

We might not generate revenue following the Asset Sale Transaction and, if we do, any such revenue will be unpredictable.

        The Life Sciences Business sold to the Purchaser represented substantially all of our revenue-generating assets. Following the Asset Sale, we may never generate revenue. Our revenues, if any, following completion of the Asset Sale will be unpredictable. Conversely, during the immediate future following the Asset Sale, we will continue to incur certain expenses of operating our business as a public company.

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

Following the closing of the Asset Sale, we became a "shell company" under the federal securities laws following the closing.

        The Life Sciences Business constituted our only operating business, and accordingly, after the closing of the Asset Sale, we became a shell company as defined by Rule 405 of the Securities Act and Exchange Act Rule 12b-2. Applicable securities rules prohibit shell companies from using a Form S-8 registration statement to register securities pursuant to employee compensation plans and from utilizing Form S-3 for the registration of securities for so long as we would be a shell company and for 12 months thereafter.

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

        To the extent that we would be required to comply with additional disclosure because we are a shell company, we might be delayed in executing any mergers or acquiring other assets that would cause us to cease being a shell company. In addition, under Rule 144 of the Securities Act, a holder of restricted securities of a "shell company" is not allowed to resell their securities in reliance upon Rule 144. Preclusion from any prospective purchase using the exemptions from registration afforded by Rule 144 might make it more difficult for us to sell equity securities in the future and the inability to utilize registration statements on Forms S-8 and S-3 would likely increase our costs to register securities in the future. Additionally, the loss of the use of Rule 144 and Forms S-3 and S-8 might make investments in our securities less attractive to investors and might make the offering and sale of our securities to employees, directors and others under compensatory arrangements more expensive and less attractive to recipients.

Future acquisitions and business combinations that we consummate may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.

        We may consider making acquisitions and entering into business combinations, investments, joint ventures or other strategic alliances with other companies. We may have to issue debt or equity securities to pay for future acquisitions, which could be dilutive to our then current stockholders. We cannot assure you that we will consummate any transactions in the future. However, these transactions create risks, such as:

  •
  difficulty assimilating the operations, technology and personnel of the combined companies;

  •
  disrupting our ongoing business;

  •
  problems retaining key technical and managerial personnel;

  •
  additional operating losses and expenses of acquired businesses; and

  •
  impairment of relationships with existing employees, customers and business partners.

        Any of the events described in the foregoing paragraph could have an adverse effect on our business, financial condition and results of operations and could cause our stock price to decline.

If we do not produce future taxable income, our ability to realize the benefits of our net operating loss carryforwards could be significantly reduced.

        As of December 31, 2013, the Company had U.S. federal net operating loss carryforwards, including those acquired in the Company's past acquisitions, of approximately $16.9 million, which, if not utilized, begin to expire as follows:

Year	Net Operating Loss (in thousands)
2022	$1,674
2024	1,876
2025	3
2026	1
2027	1
2028	3,492
2029	2,501
2030	1,281
2031	390
2033	5,729

Total	$16,948

        The Tax Reform Act of 1986 (the "Act") limits the annual use of net operating loss and income tax credit carryforwards (after certain ownership changes, as defined by the Act). The application of these limits could significantly restrict our ability to utilize carryforwards. Certain of our total net operating loss carryforwards from 2001 and prior years are subject to limitations on their annual use since a cumulative change in ownership of more than 50% has occurred within a three-year period with respect to those net operating loss carryforwards. The Company has determined that no limitations on net operating loss carryforwards exist for the years expiring 2022 through 2031 (tax years 2001 through 2012).

        Based on the best information available to us today, we do not have sufficient future taxable income to utilize the net operating loss carryforwards and income tax credit carryforwards prior to their expiration, and we have established a full valuation allowance against these net operating loss and income tax credit carryforwards for financial reporting purposes.

Certain of our shareholders are able to significantly influence proposals for a change in control or other matters requiring a shareholder vote.

        Directly, or through entities that they control, members of our Board of Directors as of March 14, 2014 controlled approximately 35.3% of our common stock. Through entities that he controls, Steven R. Becker, who joined our Board effective March 12, 2009, controlled approximately 34.0% of our outstanding common stock as of March 14, 2014. Due to this concentration of ownership, members of our Board, acting together or, in some cases, individually, can substantially influence all matters requiring a stockholder vote, including, without limitation:

  •
  the election of directors

  •
  the amendment of our organizational documents; or

  •
  the approval of a merger, sale of assets, or other major corporate transaction.

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

        During the year ended December 31, 2013, the price of our common stock fluctuated between $0.87 and $1.37 per share, with an average daily trading volume for the year of approximately 60,327 shares. The market may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        The Company is headquartered in Wilmington, Delaware, and occupies approximately 200 square feet of space under an operating lease expiring in July 2014. As of the date of this report, the Company believes that its equipment and facilities are adequate for its present purposes. The Company's inactive subsidiary, AZUR Environmental Limited, is the lessee for a real property lease located in the United Kingdom. In 2001, the landlord of the property gave AZUR Environmental

Limited its consent to allow AZUR to assign the lease and its related obligations to a third party. As inducement to the landlord to grant the assignment, AZUR was required to guarantee performance under the original lease terms if the third party fails to perform. The lease term expires in November 2016 and provides for annual principal rent payments of approximately $150,000. The Company believes that based on its assessment of the current financial strength of the third party, no liability is required to be recorded with regard to the guarantee or lease obligation.

Item 3.    Legal Proceedings

        On October 25, 2013, the Company filed a complaint, Case No. 9037, in the Court of Chancery of the State of Delaware seeking an injunction to compel the Purchaser and OriGene to comply with the dispute resolution process as defined in the Asset Purchase Agreement with respect to the working capital adjustment to the purchase price.

        On November 18, 2013, the Purchaser and OriGene filed an Answer and Counterclaim, Case No. 9037-VCN, in the Court of Chancery of the State of Delaware requesting dismissal of SDOI's complaint and seeking monetary, declaratory and equitable relief from SDOI's alleged breaches of contract and tortious misconduct in the execution and performance of the Asset Purchase Agreement. The Purchaser and OriGene allege various causes of action in their counter claim including fraud, tortious interference, defamation and breaches of representations and warranties in the Asset Purchase Agreement. The counterclaim requests compensatory damages of not less than $3 million and punitive damages of not less than $3 million.

        On December 11, 2013, SDOI filed a Motion to Dismiss the Verified Counterclaim of the Purchaser and OriGene in the Court of Chancery of the State of Delaware seeking dismissal of the claims of fraud, tortious interference and defamation and the Purchaser's and OriGene's request for punitive damages.

        On February 3, 2014, the Purchaser and OriGene filed their opposition to SDOI's Motion to Dismiss in the Chancery Court of the State of Delaware. As part of this filing, the Purchaser and OriGene conceded that their request for punitive damages is not appropriate in the Court of Chancery.

        On March 5, 2014, SDOI filed a Reply Brief in support of its Motion to Dismiss the Verified Counterclaim of the Purchaser and OriGene in the Chancery Court of the State of Delaware.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Prior to July 24, 2013, the Company's common stock was traded on The NASDAQ Global Market under the symbol "SDIX." As of the opening of business on that date, our common stock was delisted from the NASDAQ Capital Market following the Asset Sale and trading is currently conducted in the over-the-counter market on the OTC Bulletin Board under the symbol "SDOI." Set forth below are the quarterly high and low bid prices for the shares of common stock of the Company as reported by The NASDAQ Global Market and the OTC Bulletin Board without retail mark-up, mark-down or commission, which may not necessarily represent actual transactions:

	Common Stock Price Range
Fiscal Year Ended	High	Low
December 31, 2013:
Fourth Quarter	$1.21	$0.98
Third Quarter	1.07	0.87
Second Quarter	1.16	0.89
First Quarter	1.37	0.95
December 31, 2012:
Fourth Quarter	$1.50	$0.87
Third Quarter	1.39	1.19
Second Quarter	1.98	0.95
First Quarter	2.13	1.76

        On March 14, 2014, there were approximately 2,750 holders (293 holders of record) of the common stock of the Company. The Company has never paid any cash dividends on its common stock.

Item 6.    Selected Financial Data

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except share and per share data)
Revenues	$—	$—	$—	$—	$—
Cost of sales	—	—	—	—	—

Gross profit	—	—	—	—	—

Operating expenses:
Selling, general and administrative	1,845	1,927	1,880	1,875	1,841

Total operating expenses	1,845	1,927	1,880	1,875	1,841

Operating loss	(1,845)	(1,927)	(1,880)	(1,875)	(1,841)
Interest income (expense), net	(6)	(11)	(11)	(20)	—

Loss from continuing operations before taxes	(1,851)	(1,938)	(1,891)	(1,895)	(1,841)
Income tax expense (benefit)	—	—	—	(8)	(112)

Loss from continuing operations	(1,851)	(1,938)	(1,891)	(1,887)	(1,729)
Income from discontinued operations, net of taxes	580	6,280	1,593	924	78

Net income (loss)	$(1,271)	$4,342	$(298)	$(963)	$(1,651)

Basic loss per share from continuing operations	$(0.09)	$(0.09)	$(0.09)	$(0.09)	$(0.09)
Basic income per share from discontinued operations	0.03	0.31	0.08	0.05	0.00

Basic net income (loss) per share	$(0.06)	$0.21	$(0.01)	$(0.05)	$(0.08)

Shares used in computing basic net income (loss) per share	20,843,324	20,534,047	20,435,134	20,251,534	20,113,659

Diluted loss per share from continuing operations	$(0.09)	$(0.09)	$(0.09)	$(0.09)	$(0.09)
Diluted income per share from discontinued operations	0.03	0.31	0.08	0.05	0.00

Diluted net income (loss) per share	$(0.06)	$0.21	$(0.01)	$(0.05)	$(0.08)

Shares used in computing diluted net income (loss) per share	20,843,324	20,534,047	20,435,134	20,251,534	20,113,659

	December 31,
	2013	2012	2011	2010	2009
BALANCE SHEET DATA:
Cash and cash equivalents	$24,598	$18,145	$10,665	$8,056	$7,937
Working capital	25,339	20,599	14,858	14,514	14,671
Total assets	25,964	27,570	22,622	22,516	23,225
Current portion of long-term debt	—	—	300	400	400
Long-term debt	—	—	—	300	700
Stockholders' equity	25,339	25,110	19,997	19,704	20,093

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

        This annual report contains certain forward-looking statements reflecting the current expectations of Special Diversified Opportunities Inc. and its subsidiary (the "Company" or "SDOI"). In addition, when used in this annual report, the words "anticipate," "enable," "estimate," "intend," "expect," "believe," "potential," "may," "will," "should," "project" and similar expressions as they relate to the Company are intended to identify said forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, which may cause actual results to differ from those anticipated at this time. Such risks and uncertainties include, without limitation, ability to successfully identify and enter a new line of business or identify possible acquisition candidates, the risks inherent in establishing a new business, attraction and retention of management and key employees, the ability to obtain financing and other factors more fully described in the Company's public filings with the U.S. Securities and Exchange Commission.

Asset Sale

        On April 5, 2013, Special Diversified Opportunities Inc. (f/k/a Strategic Diagnostics Inc.) ("SDOI" or the "Company"), SDIX LLC, a Delaware limited liability company (the "Purchaser") and OriGene Technologies , Inc., a Delaware corporation and the sole equity holder of the Purchaser ("Parent" or "OriGene") entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") pursuant to which the Company agreed, subject to certain terms and conditions including approval of the Company's stockholders, to sell to Purchaser substantially all of the Company's rights, title and interest in substantially all of the Company's non-cash assets related to the Life Sciences Business (the "Asset Sale").

        At a special meeting of the stockholders of the Company held on July 10, 2013, the stockholders approved the Asset Sale as contemplated by the Asset Purchase Agreement. On July 12, 2013, the Company completed the Asset Sale.

        Pursuant to the terms and conditions of the Asset Purchase Agreement, the Purchaser acquired all of the Company's right, title, and interest in the Purchased Assets related exclusively to the Company's Life Sciences Business, the product portfolio in respect of which includes a full suite of integrated capabilities, including antibody and assay design, development and production and the Company's Advanced Technologies Business. The Purchaser also assumed and agreed to discharge the Assumed Liabilities, as defined in the Asset Purchase Agreement. The Parent unconditionally guaranteed Purchaser's obligations in the Asset Purchase Agreement. The purchase price for the Purchased Assets was $16.0 million, which is subject to a post-closing working capital adjustment.

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

        The Asset Purchase Agreement also contains restrictive covenants, including, that the Company not (i) engage in a competing business for a period of five years after the closing date, (ii) directly or indirectly solicit Purchaser's employees for a period of two years after the closing date, (iii) directly or indirectly solicit the Purchaser's customers for a period of five years after the closing date and (iv) disparage the Purchaser at any time.

        As a result of the Asset Sale, the Company no longer owns its historical operating assets, and its past business operations have been discontinued.

        Pursuant to the working capital adjustment provisions of the Asset Purchase Agreement, we have indicated to the Purchaser and OriGene that we believe that application of these provisions requires Purchaser to make a payment to us of approximately $1.0 million under the Asset Purchase Agreement. Purchaser and OriGene have disputed our determination of this amount, and have indicated to us that they believe that we owe Purchaser approximately $0.4 million pursuant to such provisions. Purchaser and OriGene have also indicated that they believe they may have claims for indemnification under the Asset Purchase Agreement. We have initiated formal legal action in Delaware to compel Purchaser to comply with the working capital adjustment provisions of the Asset Purchase Agreement and Purchasers have filed a counterclaim seeking compensatory and punitive damages for various alleged causes of action including breaches of the Asset Purchase Agreement, fraud, tortious interference and defamation. We have filed a Motion to Dismiss and intend to contest this matter vigorously. See Item 3, "Legal Proceedings," above.

Overview

        Prior to the completion of the Asset Sale, the Company was a biotechnology company with a core mission of developing, commercializing and marketing innovative and proprietary products, services and solutions that preserve and enhance the quality of human health and wellness.

        The Company supplied products, custom services and critical reagents used across the life science research and development markets. The Company's Genomic Antibody Technology ("GAT") was used in proteomic research, disease understanding and drug/biomarker discovery among academic, biotech, in-vitro diagnostic ("IVD") and large pharmaceutical customers.

        In 2011 and 2012, the Company continued the transition from a fragmented product offering and marketing strategy to becoming a focused organization, with proven, proprietary technologies tied directly to its customers' needs. The Company sold its Water Quality and Environmental products assets in 2011 and its Food Pathogen and AG-GMO products assets in 2012, as part of its overall strategy to focus on its Life Science operations. As a result of the asset sale transactions between 2011 and 2013, financial information of the Water Quality, Food/AG-GMO and Life Sciences products has been separately reclassified within the consolidated financial statements as discontinued operations. See Note 3 of the Notes to the Consolidated Financial Statements for further information.

Results of Operations

Year ended December 31, 2013 versus year ended December 31, 2012

Selling, general and administrative expenses

        Selling, general and administrative expenses include personnel costs, professional fees and other expenses related to the Company's current level of activity while the Company explores alternatives to maximize shareholder value. Selling, general and administrative expenses decreased from $1.9 million in 2012 to $1.8 million in 2013 primarily due to lower board of directors expenses as a result of a decrease in the number of directors coupled with reduced cash fees after the completion of the Asset Sale.

Loss from continuing operations

        Loss from continuing operations was $1.9 million, or $0.09 per share, in 2013 as compared to $1.9 million or $0.09 per share, in 2012.

Income from discontinued operations

        Income from the Company's discontinued operations was $580,000, or $0.03 per share, in 2013 as compared to $6.3 million, or $0.31 per share, in 2012. Discontinued operations in 2013 includes the results of the Life Science products through the completion of the Asset Sale, while discontinued operations in 2012 included the results of the Life Science products for the full year and the results of the Company's former Food Pathogen and AG-GMO businesses through September 28, 2012, when the Food Pathogen and AG-GMO related assets were sold to Romer Labs Technology, Inc. Income from discontinued operations includes a gain of $2.8 million in 2013, representing a gain of $2.5 million on the sale of the Company's Life Science assets and $300,000 of additional consideration on the 2012 sale of the Food Pathogen and AG-GMO assets, partially offset by an operating loss of $2.2 million for the Life Science businesses sold through the completion of the Asset Sale. Income from discontinued operations in 2012 includes a gain of $9.9 million on the sale of the Food Pathogen and AG-GMO businesses partially offset by an operating loss of $3.6 million for the Life Science businesses for the full year and the Food Pathogen and AG-GMO businesses through the sale date.

Year ended December 31, 2012 versus year ended December 31, 2011

Selling, general and administrative expenses

        Selling, general and administrative expenses include personnel costs, professional fees and other expenses for the Company's current level of activity. Selling, general and administrative expenses were $1.9 million in 2011 and 2012.

Loss from continuing operations

        Loss from continuing operations for the year ended December 31, 2012 was $1.9 million, or $0.09 per share, compared to a loss from continuing operations of $1.9 million, or $0.09 per share, for the year ended December 31, 2011.

Income from discontinued operations

        Income from discontinued operations was $6.3 million, or $0.31 per share, in 2012 as compared to $1.6 million, or $0.08 per share, in 2011. Discontinued operations in 2012 includes the results of the Life Science business for the full year and the Food Pathogen and AG-GMO businesses through September 28, 2012, the date of the sale of the Food Pathogen and AG-GMO businesses. Discontinued operations in 2011 includes the results of the Life Science business and the Food Pathogen and AG-GMO businesses for the full year and the results of the Water Quality business through December 8, 2011, the closing date for the sale of the Water Quality business to Modern Water, Inc. Income from discontinued operations in 2012 includes a gain of $9.9 million on the sale of the Food Pathogen and AG-GMO businesses, partially offset by an operating loss of $3.6 million for the results of the Life Science business and the Food Pathogen and AG-GMO businesses. Income from discontinued operations in 2011 includes a gain of $3.0 million on the sale of its Water Quality products assets, partially offset by an operating loss of $1.4 million for the results of the Life Science, Food Pathogen and AG-GMO and Water Quality businesses.

Liquidity and Capital Resources

        Liquidity is our ability to generate sufficient cash flows from operating activities to meet the Company's obligations and commitments, or obtain appropriate financing. Currently our liquidity needs arise primarily from current operating expenses and potential business investment opportunities.

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net cash used in operating activities	$(2,826)	$(2,980)	$(692)
Net cash provided by investing activities	9,573	10,447	3,226
Net cash provided by (used in) financing activities	(237)	(20)	80
Effect of exchange rate changes on cash	(57)	33	(5)

Net increase in cash and cash equivalents	$6,453	$7,480	$2,609

        Net cash used in operating activities in 2013 was primarily the result of the loss from continuing operations for the year plus a reduction in accrued expenses. For 2012, net cash used in operating activities primarily related to the loss from continuing operations for the year plus the net operating activities of the discontinued operations. For 2011, net cash used in operating activities primarily related to the loss from continuing operations, partially offset by net operating activities from discontinued operations.

        Net cash provided by investing activities in 2013 was $9.6 million compared to net cash provided by investing activities of $10.4 million for 2012 and net cash provided by investing activities of $3.2 million in 2011. The net cash provided by investing activities for all periods was due to the proceeds from the sales of the assets of the discontinued operations, partially offset by net investing activities, primarily acquisitions of plant and equipment, used in the discontinued operations.

        Net cash used in financing activities in 2013 was $237,000, primarily attributable to the purchase of employee restricted shares for withholding taxes. Net cash used in financing activities was $20,000 in 2012, primarily related to the repayment of Company debt, partially offset by a reduction in the Company's restricted cash requirement. Net cash provided by financing activities was $80,000 in 2011, primarily related to the exercise of stock options during the year.

        The Company's working capital (current assets less current liabilities) increased to $25.4 million at December 31, 2013, from $20.6 million at December 31, 2012. The increase was primarily due to increased cash and cash equivalents, primarily as the result of the sale of the Company's Life Science products assets.

        On March 26, 2012, the Company entered into a Master Equipment Lease agreement with a commercial bank (as amended November 14, 2012). The agreement provided for a $500,000 revolving line of credit to lease equipment. The equipment leased had a distinct lease schedule under the agreement and provided for specific terms of payment related to particular equipment leases. For accounting purposes, the leases were considered capital leases and accordingly were recorded as debt and amortized with an imputed interest rate according to the terms of the applicable equipment lease. All leases carried a one dollar buyout at lease end.

        The Company borrowed $271,000 against this Master Lease agreement in 2012 and an additional $254,000 in 2013, of which $238,000 was outstanding as of December 31, 2012 and $455,000 as of the Asset Sale closing date. The Master Equipment Lease and the individual lease agreements were all assumed by SDIX LLC.

        For the year ended December 31, 2013, the Company satisfied all of its cash requirements from cash and cash equivalents on-hand. At December 31, 2013, the Company had no debt and stockholders' equity of $25.3 million.

        Based upon its cash and cash equivalents on hand and expected operating expenses, the Company believes it has, or has access to, sufficient resources to meet its operating requirements at least through the next 12 months. However, the Company believes that it would ultimately need to become profitable on an operating basis in order to continue to have such sufficient resources.

        The Company's long-term capital needs and its ability to meet such needs will depend on whether it is able to identify potential business acquisition opportunities, and if so, the acquisition price. Based on the Company's present financial resources, the Company may require additional debt or equity financing to complete an acquisition.

Off-Balance Sheet Arrangements

        As of December 31, 2013, the Company did not have any off-balance sheet arrangements as defined in Item 304(a) (4) (ii) of Regulation S-K.

Contractual Obligations

        The Company is committed to making cash payments in the future on its lease for office space. At December 31, 2013, the Company was obligated to make future payments of $9,000 in 2014. There are no obligations to make cash payments beyond 2014.The Company has no off-balance sheet debt or other such unrecorded obligations.

Critical Accounting Policies

        The Company's accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements. The Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles ("GAAP"), which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, deferred taxes, long-lived assets and stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. The Company considers the following policies to be most critical in understanding the judgments that are involved in preparing the Consolidated Financial Statements and the uncertainties that could impact the consolidated results of operations, financial condition and cash flows.

        Valuation of Accounts Receivable—Accounts receivable included in Assets held for Sale as of December 31, 2012 were net of an allowance for doubtful accounts of $63,000. Prior to the completion of the Asset Sale, the recorded allowance was continually evaluated based on current market conditions, an analysis of customer-specific facts and circumstances, and the size and composition of the overall portfolio. If receivables were in dispute with the customer or otherwise deemed uncollectible, the corresponding amounts were written off and charged against the allowance. Following completion of the Asset Sale, the Company had no receivables.

        Valuation of Inventories—Inventories included in Assets held for Sale as of December 31, 2012, were valued at the lower of cost or market. Following completion of the Asset Sale, the Company had no inventories.

        Prior to the completion of the Asset Sale, for inventories that consisted primarily of lab supplies, bulk antibody serum and antibody products, cost was determined using the first in, first out method. Realization of inventories is dependent upon the successful marketing of products. Judgments were made regarding the carrying value of inventory based on market conditions, including competitive product introductions and customer demand.

        For inventories that consisted of costs associated with the production of custom antibodies, cost was determined using the specific identification method. Realization of such inventories was dependent upon the successful completion of a project in accordance with customer specifications. Losses on projects in progress were recorded in the period such losses became probable and estimable.

        Deferred Taxes—In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. In making their assessment, management considers positive evidence, negative evidence, and possible tax planning strategies that could be implemented. Management also considers the future reversal of existing taxable temporary differences, recent earnings history, history of or potential for tax attributes such as net operating losses to expire and the ability to project future taxable income. The Company's history of cumulative pre-tax losses from continuing operations over the most recent three-year period, including 2013, is significant negative evidence that is difficult to overcome. In light of this negative evidence, coupled with the current economic conditions, management has concluded that it is more likely than not that the Company will not realize the benefits of these tax deductible differences and has continued to provide a full valuation allowance offsetting its U.S. federal and state net deferred tax assets at December 31, 2013.

        As of December 31, 2013, the Company had U.S. federal net operating loss carryforwards, including those of acquired companies, of approximately $16.9 million which begin to expire as follows:

Year	Net Operating Loss (in thousands)
2022	$1,674
2024	1,876
2025	3
2026	1
2027	1
2028	3,492
2029	2,501
2030	1,281
2031	390
2033	5,729

Total	$16,948

        Revenue Recognition—The following description relates to the manner in which the Company recognized revenues generated through its past business operations prior to the completion of the Asset Sale.

        Revenues composed of sales of certain antibodies and immunochemical reagents were recognized upon the shipment of the product and transfer of title or when related services were provided. Revenues associated with such products or services were recognized when persuasive evidence of an order exists, shipment of product had occurred or services had been provided, the price was fixed or determinable, and collectability was reasonably assured. Management was required to make judgments based on actual experience about whether or not collectability was reasonably assured.

        The Company entered into contracts related to the production of custom antibodies, which provided for the performance of defined tasks for a fixed price, with delivery of the product upon completion of production. The standard time to complete a project was typically longer than 30 days but less than 12 months and effort was expended over the life of the project. Revenues related to sales of custom antibody projects were recognized when a project's specifications had been met and/or the related materials had been shipped.

        Fees associated with products and services added on to a custom antibody project subsequent to delivery of the initial project were billed monthly and recognized as revenue as the services and other deliverables were provided.

        The Company followed Accounting Standards Codification, (ASC) 605-25 "Revenue Recognition—Multiple-Element Arrangements" to determine the recognition of revenue under collaboration agreements that included multiple elements. The deliverables under these agreements were evaluated to determine if they had stand-alone value and revenue was allocated to the elements based upon their relative selling prices. Since the adoption of this standard, the Company entered into one agreement with multiple-elements. During the year ended December 31, 2012, the Company recognized approximately $1.25 million in revenue related to this agreement, comprised of $816,000 for technology access fees, $385,000 for materials shipped and $49,000 for consulting services provided. No such revenue was realized during the year ended December 31, 2013.

        Valuation of Long-Lived Assets—The following description relates to the manner in which the Company valued Long-Lived Assets through its past business operations. Such assets are included in Non-current Assets held for Sale at December 31, 2012.

        Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, were reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its estimated discounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeded its estimated future cash flows, an impairment charge was recognized by the amount by which the carrying amount of the asset exceeded the fair value of the asset.

        Share-Based Compensation—The Company accounts for share-based compensation in accordance with the fair value method of accounting, which requires the Company to measure all employee share-based compensation awards at the date of grant and recognize such expense in our consolidated financial statements.

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

        None.

Item 9A.    Controls and Procedures

  (a)
  Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2013, were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

  (b)
  Change in Internal Control over Financial Reporting

        During the year ended December 31, 2013, we experienced changes in the Company's internal control over financial reporting. Specifically, following the consummation of the Asset Sale on July 12, 2013, we ceased to own our historical operating assets, and our past business operations were discontinued. Over the remainder of the quarter ended September 30, 2013, all of our employees, except for our President and Chief Financial Officer, departed the Company. While our Board of Directors continues to have a functioning Audit Committee and a majority of independent members such that we believe it maintains effective oversight in the establishment and monitoring of required internal controls and procedures, the limited number of officers and employees remaining at the Company resulted in changes to our control over financial reporting during the quarter ended September 30, 2013. No change in our internal control over financial reporting occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company believes its internal controls over financial reporting have been adapted to reflect the Company's present status as a shell company.

Management's Report on Internal Control over Financial Reporting

        The report of management on our internal control over financial reporting is set forth on page 27 of this report and is incorporated herein by reference.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The applicable information as it will be set forth in the Company's Definitive Proxy Statement is incorporated herein by reference.

Identification of Executive Officers and Certain Significant Employees

        The executive officers of the Company, their positions with the Company, their ages and a brief biography for each are as follows:

Name	Age	Position
Philip T. Blazek	46	President
Kevin J. Bratton	65	VP—Finance, Chief Financial Officer and Corporate Secretary

        Philip T. Blazek was appointed by the Board as President of the Company (in which capacity he serves as the Company's principal executive officer) in July 2013 following the consummation of the Asset Sale and the departure of the Francis M. DiNuzzo, the Company's former President and Chief Executive Officer. Mr. Blazek has a broad financial, strategic and investment background working with companies in a range of industries. Prior to joining the Company, in 2012 Mr. Blazek was a Managing Director at Korenvaes Management, a Dallas based debt/equity investment fund. From 2008 through 2011, he was President and Chief Investment Officer of Blazek Crow Holdings Capital, an equity investment fund he founded in partnership with the Crow Holdings Family Office in Dallas, which focused on small cap U.S. companies across several industries. From 2005 to 2008, Mr. Blazek worked at Greenway Capital, investing and providing new capital to small cap companies. Mr. Blazek received a Harvard University AB, 1990; Harvard Business School MBA, 1996.

        Kevin J. Bratton joined SDIX in June 2009 as Vice President—Finance and Chief Financial Officer. Mr. Bratton was Senior Vice President Business Operations for EUSA Pharma (USA), Inc. in Langhorne, Pennsylvania from May 2008 until May 2009. Mr. Bratton had been Senior Vice President and Chief Financial Officer of Cytogen Corporation in Princeton, New Jersey from November 2006 until its acquisition by EUSA Pharma, Inc. in May 2008. Mr. Bratton has over 35 years of experience in all phases of multi-national financial operations across the healthcare, biotechnology and technology industries, including developing strategic plans and annual budgets as well as financing negotiations and merger & acquisition transactions. Prior to joining Cytogen, Mr. Bratton was Chief Financial Officer at Metrologic Instruments, Inc., a global technology company, from July 2002 until November 2006, where he directed the company's finance operations during a period of significant growth in sales, net income, cash flow from operations, and working capital. Previously, Mr. Bratton began his career with the public accounting firm Touche Ross & Co. (now Deloitte & Touche LLP). He has a bachelor of science in business and accounting from Northeastern University.

Item 11.    Executive Compensation

        The applicable information as it will be set forth in the Company's Definitive Proxy Statement is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The applicable information as it will be set forth in the Company's Definitive Proxy Statement is incorporated herein by reference.

 Equity Compensation

        The table below presents certain information as of December 31, 2013 concerning securities issuable in connection with equity compensation plans that have been approved by the Company's stockholders and that have not been approved by the Company's stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders	1,404,494	$1.86	3,141,087
Equity compensation not approved by security holders	75,000	$1.50	—

Total	1,479,494	$1.84	3,141,087

        The 75,000 shares underlying options granted under equity compensation not approved by security holders were granted in connection with the Company's hiring, on June 1, 2009, of its Chief Financial Officer, Kevin Bratton. The grants to Mr. Bratton are 75,000 shares in a ten year non-qualified stock option grant at an exercise price of $1.50 per share. The total securities to be issued, relate to 1,479,494 of stock options with a weighted average exercise price of $1.84 per share.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The applicable information as it will be set forth in the Company's Definitive Proxy Statement is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        The applicable information as it will be set forth in the Company's Definitive Proxy Statement is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

1.
Financial Statements

(a)
See the Consolidated Financial Statements which begin on page 33 of this report.

2.
Financial Statement Schedules

  Financial statement schedules are omitted because they are either not required or not applicable or the required information is reflected in the financial statements or notes thereto.

3.
Exhibits

Exhibit Number	Description	Reference
2.1	Agreement and Plan of Merger among the Company, AZUR Acquisition Corp. and AZUR Environmental dated May 4, 2001	(1)
2.2	Asset Purchase Agreement, dated as of November 10, 2011, by and among Strategic Diagnostics Inc., a Delaware corporation, Modern Water Inc., a Delaware corporation, and MW Monitoring IP Limited, a limited liability company incorporated under the laws of England and Wales.@	(20)
2.3	Amendment No. 1 to Asset Purchase Agreement, dated as of December 8, 2011, by and among Strategic Diagnostics Inc., a Delaware corporation, Modern Water Inc., a Delaware corporation, and MW Monitoring IP Limited, a limited liability company incorporated under the laws of England and Wales.@.	(21)
2.4	Asset Purchase Agreement, dated as of September 28, 2012 by and between Strategic Diagnostics Inc., a Delaware corporation and Romer Labs Technology, Inc., a Delaware corporation.	(22)
2.5	Asset Purchase Agreement, dated as of April 5, 2013, by and among Strategic Diagnostics Inc., SDIX, LLC and OriGene Technologies, Inc.	(23)
2.6	Amendment No. 1 to Asset Purchase Agreement, dated as of July 12, 2013 by and between Strategic Diagnostics Inc., SDIX, LLC and OriGene Technologies, Inc.	(24)
3.1	Fourth Amended and Restated Certificate of Incorporation of the Company	(2)
3.2	Amendment of Fourth Amended and Restated Certificate of Incorporation of the Company	(25)
3.3	Second Amended and Restated Bylaws of the Company	(26)
4.1	Forms of Warrants to Purchase Common Stock of the Company	(2)
10.3	EnSys Environmental Products, Inc. 1993 Stock Incentive Plan*	(3)
10.4	Amended and Restated EnSys Environmental Products, Inc. 1995 Stock Incentive Plan*	(4)
10.5	EnSys Environmental Products, Inc. 401(k) Plan Adoption Agreement	(3)
10.11	Agreement and Plan of Merger by and between EnSys and Strategic Diagnostics Inc. dated as of October 11, 1996	(2)

Exhibit Number	Description	Reference
10.22	1998 Employee Stock Purchase Plan*	(10)
10.23	2000 Stock Incentive Plan*	(13)
10.35	Strategic Diagnostics Inc. Change of Control Severance Agreement*	(12)
10.36	Agreement, dated as of March 12, 2008, by and among the Company and Steven R. Becker, BC Advisors, LLC, SRB Management, L.P. and Richard van den Broek	(14)
10.38	Employment Agreement, dated as of October 13, 2008, between Strategic Diagnostics Inc. and Francis M. DiNuzzo*	(16)
10.42	Form of Nonqualified Stock Option Agreement*	(19)
10.43	Form of Restricted Stock Grant Agreement*	(19)
21.1	Subsidiaries of the Company (filed herewith)
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm (filed herewith)
31.1	Certifications of the Principal Executive Officer of Special Diversified Opportunities Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)
31.2	Certifications of the Principal Financial Officer of Special Diversified Opportunities Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	XBRL Instance document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

(1)
Incorporated by reference to the designated exhibit of the Company's 10-Q for the fiscal quarter ended September 30, 2001.

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

(8)
Incorporated by reference to the identically numbered exhibit contained in the Company's Form 8-K filed on May 26, 1999.

(9)
Incorporated by reference to the designated exhibit of the Company's 10-Q for the fiscal quarter ended June 30, 2000.

(10)
Incorporated by reference to the designated exhibit of the Company's Registration Statement on Form S-8 (No. 333- 68107) filed on November 30, 1998.

(11)
Incorporated by reference to the designated exhibit of the Company's Form 10-Q for the fiscal quarter ended September 30, 2003.

(12)
Incorporated by reference to the designated exhibit of the Company's Form 10-Q for the fiscal quarter ended September 30, 2005.

(13)
Incorporated by reference to Appendix A of the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on March 24, 2004.

(14)
Incorporated by reference to Exhibit 99.1 of the Company's Form 8-K filed March 18, 2008.

(15)
Incorporated by reference to Exhibit 99.1 of the Company's Form 8-K filed June 6, 2008.

(16)
Incorporated by reference to Exhibit 99.1 of the Company's Form 8-K filed October 16, 2008.

(17)
Incorporated by reference to Exhibit 99.1 of the Company's Form 8-K filed December 9, 2008.

(18)
Incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the fiscal quarter ended March 31, 2009.

(19)
Incorporated by reference to the designated exhibit of the Company's Form 10-k for the fiscal year ended December 31, 2009.

(20)
Incorporated by reference to Exhibit 99.1 of the Company's Form 8-K filed November 16, 2011.

(21)
Incorporated by reference to Exhibit 99.1 of the Company's Form 8-K filed December 13, 2011.

(22)
Incorporated by reference to Exhibit 2.1 of the Company's Form 8-K filed October 22, 2012.

(23)
Incorporated by reference to Exhibit 1.01 of the Company's Form 8-K filed April 10, 2013.

(24)
Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed July 15, 2013.

(25)
Incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed July 15, 2013.

(26)
Incorporated by reference to Exhibit 3.2 of the Company's Form 8-K filed July 15, 2013.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013 based upon criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management determined that the Company's internal control over financial reporting was effective as of December 31, 2013, based on the criteria in Internal Control—Integrated Framework issued by COSO.

        This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

        This report shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this report shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

/s/ Philip T. Blazek Philip T. Blazek President	/s/ Kevin J. Bratton Kevin J. Bratton Vice President—Finance and Chief Financial Officer
Dated: March 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Special Diversified Opportunities Inc.:

        We have audited the accompanying consolidated balance sheets of Special Diversified Opportunities Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Special Diversified Opportunities Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Baltimore, Maryland
March 31, 2014

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2013	December 31, 2012
ASSETS
Current Assets :
Cash and cash equivalents	$24,598	$18,145
Restricted cash	1,300	—
Other current assets	66	71
Current assets held for sale	—	4,652

Total current assets	25,964	22,868

Non-current assets held for sale	—	4,702

Total assets	$25,964	$27,570

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities :
Accrued expenses	$625	$1,437
Current liabilities held for sale	—	832

Total current liabilities	625	2,269

Non-current liabilities held for sale	—	191

COMMITMENTS AND CONTINGENCIES (NOTE 9)
Stockholders' Equity:
Preferred stock, $.01 par value, 20,920,648 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 21,434,267 and 21,467,700 issued at December 31, 2013 and December 31, 2012, respectively	217	215
Additional paid-in capital	44,143	42,879
Treasury stock, 406,627 common shares at cost at December 31, 2013 and December 31, 2012, respectively	(555)	(555)
Accumulated deficit	(18,466)	(17,195)
Cumulative translation adjustments	—	(234)

Total stockholders' equity	25,339	25,110

Total liabilities and stockholders' equity	$25,964	$27,570

The accompanying notes are an integral part of these statements.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues	$—	$—	$—
Cost of sales	—	—	—

Gross profit	—	—	—

Operating expenses:
Research and development	—	—	—
Selling, general and administrative	1,845	1,927	1,880

Total operating expenses	1,845	1,927	1,880

Operating loss	(1,845)	(1,927)	(1,880)
Interest income (expense), net	(6)	(11)	(11)

Loss from continuing operations before taxes	(1,851)	(1,938)	(1,891)
Income tax expense (benefit)	—	—	—

Loss from continuing operations, net of taxes	(1,851)	(1,938)	(1,891)
Income from discontinued operations, net of taxes	580	6,280	1,593

Net income (loss)	$(1,271)	$4,342	$(298)

Basic loss per share from continuing operations	$(0.09)	$(0.09)	$(0.09)
Basic income per share from discontinued operations	0.03	0.31	0.08

Basic net income (loss) per share	$(0.06)	$0.21	$(0.01)

Shares used in computing basic net income (loss) per share	20,843,324	20,534,047	20,435,935

Diluted loss per share from continuing operations	$(0.09)	$(0.09)	$(0.09)
Diluted income per share from discontinued operations	0.03	0.31	0.08

Diluted net income (loss) per share	$(0.06)	$0.21	$(0.01)

Shares used in computing diluted net income (loss) per share	20,843,324	20,534,047	20,435,935

The accompanying notes are an integral part of these statements.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income (loss)	$(1,271)	$4,342	$(298)
Foreign currency translation adjustment	(57)	33	(5)
Reclassification of translation adjustment to discontinued operations	291	—	—

Comprehensive income (loss)	$(1,037)	$4,375	$(303)

The accompanying notes are an integral part of these statements.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Cumulative Translation Adjustments	Total
Balance January 1, 2011	$—	$209	$41,551	$(555)	$(21,239)	$(262)	$19,704

Net loss	—	—	—	—	(298)	—	(298)
Currency translation adjustment	—	—	—	—	—	(5)	(5)
Employee stock purchase plan	—	1	17	—	—	—	18
Stock option exercises	—	—	64	—	—	—	64
Stock-based compensation	—	—	514	—	—	—	514

Balance December 31, 2011	—	210	42,146	(555)	(21,537)	(267)	19,997

Net loss	—	—	—	—	4,342	—	4,342
Currency translation adjustment	—	—	—	—	—	33	33
Employee stock purchase plan	—	—	15	—	—	—	15
Stock-based compensation	—	5	718	—	—	—	723

Balance December 31, 2012	—	215	42,879	(555)	(17,195)	(234)	25,110

Net income	—	—	—	—	(1,271)	—	(1,271)
Currency translation adjustment	—	—	—	—	—	(57)	(57)
Reclassification of translation adjustment to discontinued operations	—	—	—	—	—	291	291
Employee stock purchase plan	—	—	9	—	—	—	9
Stock-based compensation	—	—	1,466	—	—	—	1,466
Employee purchases of restricted shares	—	4	—	—	—	—	4
Shares surrendered in payment of payroll taxes	—	(2)	(211)	—	—	—	(213)

Balance December 31, 2013	$—	$217	$44,143	$(555)	$(18,466)	$—	$25,339

The accompanying notes are an integral part of these statements.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities :
Net income (loss)	$(1,271)	$4,342	$(298)
Less: income (loss) from discontinued operations	580	6,280	1,593

Loss from continuing operations	(1,851)	(1,938)	(1,891)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities :
Stock-based compensation expense	28	—	—
(Increase) decrease in:
Other current assets	4	29	—
Increase (decrease) in :
Accounts payable	(30)	—	—
Accrued expenses	(1,233)	2	—
Net operating activities from discontinued operations	256	(1,073)	1,199

Net cash used in operating activities	(2,826)	(2,980)	(692)

Cash Flows from Investing Activities :
Net proceeds from sale of discontinued operations	10,142	12,075	4,217
Net investing activities from discontinued operations	(569)	(1,628)	(991)

Net cash provided by investing activities	9,573	10,447	3,226

Cash Flows from Financing Activities :
Proceeds from employee stock purchase plan	9	13	16
Proceeds from employee restricted share purchase	4	—	—
Restricted cash requirement	—	300	400
Purchase of employee restricted shares for withholding taxes	(213)	—	—
Proceeds from exercise of stock options	—	—	64
Net financing activities from discontinued operations	(37)	(333)	(400)

Net cash provided by (used in) financing activities	(237)	(20)	80

Effect of exchange rate changes on cash	(57)	33	(5)
Net increase in cash and cash equivalents	6,453	7,480	2,609
Cash and Cash Equivalents, Beginning of Year	18,145	10,665	8,056

Cash and Cash Equivalents, End of Year	$24,598	$18,145	$10,665

Supplemental Cash Flow Disclosure :
Noncash investing activity, restricted cash proceeds from sale of discontinued operations	$1,300	$—	$—
Noncash investing activity, from discontinued operations	254	271	—
Cash paid for taxes, net of tax refunds	48	35	14
Cash paid for interest	15	30	46

The accompanying notes are an integral part of these statements

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(in thousands, except share and per share data)

1. ASSET SALE

        On April 5, 2013, Special Diversified Opportunities Inc. (f/k/a Strategic Diagnostics Inc.) ("SDOI" or the "Company"), SDIX LLC, a Delaware limited liability company (the "Purchaser") and OriGene Technologies, Inc., a Delaware corporation and the sole equity holder of the Purchaser ("Parent" or "OriGene"), entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") pursuant to which the Company agreed, subject to certain terms and conditions including approval of the Company's stockholders, to sell to the Purchaser substantially all of the Company's rights, title and interest in substantially all of the Company's non-cash assets related to the Life Sciences Business (the "Asset Sale").

        At a special meeting of the stockholders of the Company held on July 10, 2013, the stockholders approved the Asset Sale as contemplated by the Asset Purchase Agreement. On July 12, 2013, the Company completed the Asset Sale.

        Pursuant to the terms and conditions of the Asset Purchase Agreement, the Purchaser acquired all of the Company's rights, title, and interest in substantially all of the assets, equipment, inventory, and intellectual property (the "Purchased Assets") related exclusively to the Company's Life Sciences Business, the product portfolio in respect of which includes a full suite of integrated capabilities, including antibody and assay design, development and production and the Company's Advanced Technologies Business. The Purchaser also assumed and agreed to discharge the Assumed Liabilities, as defined in the Asset Purchase Agreement. The Parent unconditionally guaranteed Purchaser's obligations in the Asset Purchase Agreement. The purchase price for the Purchased Assets was $16.0 million, which is subject to a post-closing working capital adjustment.

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

        The Asset Purchase Agreement also contains restrictive covenants, including, that SDOI not (i) engage in a competing business for a period of five years after the closing date, (ii) directly or indirectly solicit Purchaser's employees for a period of two years after the closing date, (iii) directly or indirectly solicit the Purchaser's customers for a period of five years after the closing date and (iv) disparage the Purchaser at any time.

        As a result of the Asset Sale, the Company no longer owns its historical operating assets, and its past business operations have been discontinued.

        The Company, the Purchaser and OriGene are engaged in a dispute over matters related to the Asset Sale.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

(in thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CERTAIN BALANCE SHEET INFORMATION

Business

        Prior to the completion of the Asset Sale, the Company was a biotechnology company with a core mission of developing, commercializing and marketing innovative and proprietary products, services and solutions that preserve and enhance the quality of human health and wellness.

        The Company supplied products, custom services and critical reagents used across the life science research and development markets. The Company's Genomic Antibody Technology® ("GAT") was used in proteomic research, disease understanding and drug/biomarker discovery among academic, biotech, in-vitro diagnostic and large pharmaceutical customers.

Basis of Presentation

        The historical financial statements presented herein include the consolidated financial statements of SDOI. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In addition to the Asset Sale, the Company consummated the sale of its Water Quality and Environmental Products assets in December 2011 and the sale of its Food Pathogens and AG-GMO products assets in October 2012. The financial information of the Water Quality and Environmental Products, the Food Pathogens and AG-GMO products, as well as the Life Science products have been separately reclassified within the consolidated financial statements as discontinued operations. See Note 3 for further information.

        The following policies represent the accounting policies followed by the Company prior to the time it became a shell company as a result of the Asset Sale.

Foreign Currency Translation

        The functional currency for the Company's former United Kingdom branch operation was the British pound. Assets and liabilities related to this foreign operation were translated at the current exchange rates at the end of each period. The resulting translation adjustments are accumulated as a separate component of stockholders' equity. Revenues and expenses were translated at average exchange rates in effect during the period with foreign currency transaction gains and losses, if any, included in results of operations. As a result of the Asset Sale, the translation adjustment as of the closing date was reclassified to discontinued operations.

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

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

(in thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CERTAIN BALANCE SHEET INFORMATION (Continued)

Accounts Receivable

        Prior to the completion of the Asset Sale, if receivables were in dispute with the customer or otherwise deemed uncollectible, the Company's policy was to charge these write-offs against the allowance for doubtful accounts. The Company continually reviewed the realizability of its receivables and charged current period earnings for the amount deemed unrealizable. At December 31, 2013, net accounts receivable were $0. At December 31, 2012, net accounts receivable were $2,276, which is included in current assets held for sale.

        A summary of the activity in the allowance for doubtful accounts for the years ended December 31, 2013 and 2012 is as follows:

	2013	2012
Balance, January 1	$63	$141

Adjustments to allowance for doubtful accounts charged to discontinued operations	(33)	(3)
Deductions-written off as uncollectible	—	(75)
Net receivables included in Asset Sale	(30)	—

Balance, December 31	$—	$63

Inventories

        Prior to the completion of the Asset Sale, the Company's inventories were valued at the lower of cost or market. For inventories that consist primarily of lab supplies, bulk antibody serum and antibody products, cost is determined using the first in, first out method.

        For inventories that consisted of costs associated with the production of custom antibodies, cost was determined using the specific identification method. Realization of such inventories was dependent upon the successful completion of a project in accordance with customer specifications. Losses on projects in progress are recorded in the period such losses become probable.

        All inventory was sold in the Asset Sale. Therefore, the inventory balance is $0 at December 31, 2013. At December 31,2012, inventories of $1,990 were included in current assets held for sale.

Property and Equipment

        Prior to the completion of the Asset Sale, property and equipment were stated at cost. Depreciation and amortization were computed using the straight-line method over the estimated useful lives (generally three to five years) of the assets. Leasehold improvements were depreciated over the shorter of the lease term or the estimated useful life.

        All property and equipment was sold in the asset sale. Therefore, the property and equipment balance is $0 at December 31, 2013. At December 31, 2012, property and equipment of $4,637 was included in non-current assets held for sale.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

(in thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CERTAIN BALANCE SHEET INFORMATION (Continued)

Long-Lived Assets

        Prior to the completion of the Asset Sale, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, were reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used was measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeded its estimated future cash flows, an impairment charge was recognized in the amount by which the carrying amount of the asset exceeded the fair value of the asset.

Revenue Recognition

        The following description relates to the manner in which the Company recognized revenues generated through its past business operations prior to the completion of the Asset Sale.

        Revenues composed of sales of certain antibodies and immunochemical reagents were recognized upon the shipment of the product and transfer of title, or when related services were provided. Revenues associated with such products or services were recognized when persuasive evidence of an order existed, shipment of product had occurred or services had been provided, the price was fixed or determinable and, collectability was reasonably assured. Management was required to make judgments based on actual experience about whether or not collectability was reasonably assured.

        The Company entered into contracts related to the production of custom antibodies, which provided for the performance of defined tasks for a fixed price, with delivery of the product upon completion of production. The standard time to complete a project was typically longer than 30 days but less than 12 months and effort was expended over the life of the project. Revenues related to sales of custom antibody projects were recognized when a project's specifications had been met and/or the related materials had been shipped.

        Fees associated with products and services added on to a custom antibody project subsequent to delivery of the initial project were billed monthly and recognized as revenue as the services and other deliverables were provided.

        The Company followed Accounting Standards Codification, (ASC) 605-25 Revenue Recognition—Multiple-Element Arrangements to determine the recognition of revenue under collaboration agreements that included multiple elements. The deliverables under these agreements were evaluated to determine if they had stand-alone value and revenue was allocated to the elements based upon their relative selling prices. Since the adoption of this standard, the Company entered into one agreement with multiple-elements, which agreement provided for an initial payment of $1,250. In November 2012, the Company announced this agreement had been terminated by its counterparty and that all revenues related to the initial $1,250 payment had been earned. During the year ended December 31, 2012, the Company recognized $1,250 in revenue related to this agreement, comprised of $816 for technology access fees, $385 for materials shipped and $49 for consulting services provided.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

(in thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CERTAIN BALANCE SHEET INFORMATION (Continued)

Stock-Based Compensation

        The Company accounts for stock-based compensation using the fair value method, which requires that compensation costs related to employee share-based payment transactions are measured in the financial statements at fair value on the date of grant and are recognized over the vesting period of the award.

Research and Development

        Prior to the completion of the Asset Sale, research and development costs were charged to expense as incurred.

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

Basic and Diluted Loss per Share

        Basic loss per share (EPS) is computed by dividing net income or loss available for common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS, except that the dilutive effect of converting or exercising all potentially dilutive securities is also included in the denominator. The Company's calculation of diluted EPS includes the dilutive effect of exercising stock options into common shares and the inclusion of unvested restricted stock awards. Basic loss per share excludes potentially dilutive securities. For the years 2013, 2012 and 2011, conversion of stock options with exercise prices less than the market share price and unvested restricted shares totaling 0, 445,280 and 329,740, respectively, into common share equivalents were excluded from this calculation because they were anti-dilutive, due to the net losses recorded in the periods. For the years 2013, 2012 and 2011, certain other stock options were excluded from common share equivalents as all had exercise prices greater than the market share price at December 31, 2013, 2012 and 2011.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

(in thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CERTAIN BALANCE SHEET INFORMATION (Continued)

        Listed below are the basic and diluted share calculations for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Weighted average common shares outstanding	20,843,324	20,534,047	20,435,935
Shares used in computing basic net loss per share	20,843,324	20,534,047	20,435,935

Dilutive effect of stock options and unvested restricted stock awards	—	—	—

Shares used in computing diluted net loss per share	20,843,324	20,534,047	20,435,935

Treasury Stock

        Shares of common stock repurchased by the Company are recorded at cost as treasury stock in the stockholders' equity section of the consolidated balance sheet, and as a use of cash in the financing activities section of the consolidated statement of cash flows.

Comprehensive Income (Loss)

        Comprehensive income (loss) is comprised of net income (loss) and currency translation adjustments and is presented in the consolidated statements of comprehensive income (loss).

Statements of Cash Flows

        The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

3. DISCONTINUED OPERATIONS

        On December 8, 2011, the Company completed the sale of its Water Quality and Environmental Products assets to Modern Water PLC for approximately $4,217, net of transaction fees. These assets included intellectual property, inventory, commercial contracts and equipment. The Company recognized a gain on the sale of these assets, after transaction fees, of $3,033.

        On October 16, 2012, the Company completed the sale of its Food Pathogens and AG-GMO products assets to Romer Labs for approximately $12,075, net of transaction fees. These assets included intellectual property, inventory, commercial contracts and equipment. The Company recognized a gain on the sale of these assets, after transaction fees, of $9,882.

        The Company had the opportunity to receive additional consideration of up to $600 if it was able to meet certain conditions as provided for in the Asset Purchase Agreement. As of December 31, 2013, the Company received $300 pursuant to this additional consideration, all of which is recorded as a gain

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

(in thousands, except share and per share data)

3. DISCONTINUED OPERATIONS (Continued)

on sale of assets in the Company's financial results for the year ended December 31, 2013. The Company will not receive the remaining $300 related to this additional consideration.

        On July 12, 2013, the Company completed the sale of its Life Sciences products assets to SDIX LLC for approximately $16,000 before transaction fees. These assets included intellectual property, inventory, commercial contracts and equipment. The Company recognized a gain on the sale of these assets, after transaction fees, of $2,345. For presentation purposes, $125 of the costs related to the acquisition were previously expensed in the fourth quarter of 2012, respectively, as general and administrative costs. The Company has reclassified these expenses to discontinued operations.

        At the closing of the Asset Sale, $1,300 of the purchase price was placed in escrow to satisfy any indemnification claims that are brought by April 12, 2014. This amount is included in Restricted Cash on the Company's Balance Sheet at December 31, 2013. In addition, the Asset Purchase Agreement provides for an adjustment to the purchase price based upon the actual working capital, as defined, on the closing date as compared to a working capital target amount. The Company will record any changes to the purchase price resulting from a working capital adjustment as additional gain or loss on sale of assets upon the settlement of such payment.

        Pursuant to the working capital adjustment provisions of the Asset Purchase Agreement, the Company has indicated to the Purchaser and OriGene that the Company believes that application of these provisions requires Purchaser to make a payment to the Company of approximately $1,000 under the Asset Purchase Agreement. Purchaser and OriGene have disputed the Company's determination of this amount, and have indicated to the Company that they believe that the Company owes the Purchaser approximately $400 pursuant to such provisions. The Purchaser and OriGene have also indicated that they believe they may have claims for indemnification under the Asset Purchase Agreement. The Company has initiated formal legal action in Delaware to compel Purchaser and OriGene to comply with the working capital adjustment provisions of the Asset Purchase Agreement. Purchaser and OriGene have filed a counter claim alleging a number of causes of action including breach of the Asset Purchase Agreement, fraud and tortious interference and seeking damages of more than $6.0 million, which includes $3.0 million of punitive damages that Purchaser and OriGene have since acknowledged they are not entitled to. The Company believes this claim is without merit and intends to dispute this complaint vigorously. SDOI has filed a motion for summary judgment against certain of the claims in the suit.

        In accordance with ASC 360, the results of operations and cash flow activity of the Water Quality, Food Pathogens, AG-GMO and Life Science products were reclassified separately as discontinued operations within the consolidated financial statements for all periods presented. The following table presents key information associated with the operating results of the discontinued operation for the

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

(in thousands, except share and per share data)

3. DISCONTINUED OPERATIONS (Continued)

reporting periods included in the Company's 2013, 2012 and 2011 consolidated statements of operations:

Results of Operations of Discontinued Operations

	Year Ended December 31,
	2013	2012	2011
Revenues	$7,564	$20,687	$27,560
Cost of sales	4,417	9,582	12,111

Gross profit	3,147	11,105	15,449

Operating expenses:
Research and development	960	3,833	3,734
Selling, general and administrative	4,355	10,857	13,104
Gain on sale of assets	(2,770)	(9,882)	(3,033)

Total operating expenses	2,545	4,808	13,805

Operating income	602	6,297	1,644
Interest expense	(8)	(14)	(22)

Income before income taxes	594	6,283	1,622
Income tax expense	14	3	29

Income from discontinued operations	$580	$6,280	$1,593

4. PROPERTY AND EQUIPMENT

        The Company's property, plant and equipment was sold to as part of the Asset Sale. As a result, there is a $0 balance as of December 31, 2013. As of December 31, 2012, net property and equipment of $4,637 is included in non-current assets held for sale.

        Depreciation expense included in discontinued operations was $563, $1,029 and $1,107 in 2013, 2012 and 2011, respectively.

5. INTANGIBLE ASSETS

        The Company's intangible assets, primarily technology acquired from Molecular Circuitry Inc. ("MCI") related to proprietary growth media used in the Company's food pathogens test kits, was sold as part of the sale of the Food Pathogens and AG-GMO products to Romer Labs in October 2012.

        Amortization of those intangible assets, included in discontinued operations, was on a straight line basis over their useful lives and was $85 and $114 in 2012 and 2011, respectively.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

(in thousands, except share and per share data)

6. ACCRUED EXPENSES

        As of December 31, accrued expenses consisted of the following:

	2013	2012
Compensation	$385	$1,150
Professional fees	164	287
Other	76	—

Total accrued expenses	$625	$1,437

7. LONG-TERM DEBT

        On March 26, 2012, the Company entered into a Master Equipment Lease agreement with a commercial bank (as amended November 14, 2012). The agreement was for a $500 revolving line of credit to lease equipment. The equipment leased had a distinct lease schedule under the agreement and provided for specific terms of payment related to each particular equipment lease. For accounting purposes, the leases were considered capital leases and accordingly were recorded as debt and amortized with an imputed interest rate according to the terms of the applicable equipment lease. All leases carried a one dollar buyout at lease end.

        The Company borrowed $271 against this Master Lease agreement in 2012 and an additional $254 in 2013, of which $238 was outstanding as of December 31, 2012 and $455 as of the Asset Sale closing date. The Master Equipment Lease and the individual lease agreements were all assumed by SDIX LLC. Accordingly, the outstanding balance of $238 was included in liabilities held for sale at December 31, 2012.

8. SHARE-BASED COMPENSATION

        Under various plans, executives, key employees and outside directors receive awards of options to purchase common stock. The Company has a stock option plan (the "2000 Plan") which authorizes the granting of incentive and nonqualified stock options and restricted stock awards. Incentive stock options are granted at not less than 100% of fair market value at the date of grant (110% for stockholders owning more than 10% of the Company's common stock). Nonqualified stock options are granted at not less than 85% of fair market value at the date of grant. A maximum of 8,000,000 shares of common stock are issuable under the 2000 Plan. Certain additional options have been granted outside the 2000 Plan. These options generally follow the provisions of the 2000 Plan. The Company issues new shares to satisfy option exercises and the vesting of restricted stock awards.

        The Company also has an Employee Stock Purchase Plan (the "ESPP"). The ESPP allows eligible full-time employees to purchase shares of common stock at 90 percent of the lower of the fair market value of a share of common stock on the first or last day of the quarter. Eligible employees are provided the opportunity to acquire Company common stock during each quarter. No more than 661,157 shares of common stock may be issued under the ESPP. Such stock may be unissued shares or treasury shares of the Company or may be outstanding shares purchased in the open market or otherwise on behalf of the ESPP. For financial reporting purposes, the Company's ESPP is

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

(in thousands, except share and per share data)

8. SHARE-BASED COMPENSATION (Continued)

compensatory. Therefore, the Company is required to recognize compensation expense related to the discount from market value of shares sold under the ESPP. The Company issues new shares to satisfy shares purchased under the ESPP.

        Share-based compensation expense recorded in 2013, 2012 and 2011 is summarized as follows:

	2013	2012	2011
Stock options	$611	$386	$396
Employee stock purchase plan	1	2	3
Restricted stock awards and restricted stock units	854	337	118

Total share-based compensation expense	$1,466	$725	$517

        The deferred income tax benefit related to share-based compensation expense for the years ended December 31, 2013, 2012 and 2011 was $0 due to the full valuation allowance recorded against deferred tax assets (see Note 12). Share-based compensation expense of $28 in 2013 is a component of selling, general and administrative expense, and is recorded as a non-cash expense in the operating activities section of the consolidated statement of cash flows. All other share-based compensation is included in discontinued operations.

        As a result of the Asset Sale, all then outstanding unvested stock options, unvested restricted shares and unvested performance based restricted stock units vested on July 12, 2013. The expense of approximately $1,169 related to this acceleration of vesting was recorded in the Company's fiscal third quarter, with approximately $431 related to stock options and $738 related to restricted stock awards.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

(in thousands, except share and per share data)

8. SHARE-BASED COMPENSATION (Continued)

        Information with respect to the stock options granted under the 2000 Plan and options granted separately from the 2000 Plan is summarized as follows:

	Number of Shares	Price Range	Weighted Average Remaining Contractual term	Aggregate Instrinsic Value
Balance, Jauary 1, 2011	2,158,906	$1.10 - $5.17

Granted	795,400	$1.85 - $2.25
Exercised	(40,000)	$1.50 - $2.09
Cancelled / forfeited	(488,512)	$1.10 - $5.17

Balance, December 31, 2011	2,425,794	$1.49 - $4.65

Granted	739,500	$1.60 - $2.10
Cancelled / forfeited	(995,251)	$1.50 - $4.56

Balance, December 31, 2012	2,170,043	$1.49 - $4.65

Granted	556,200	$1.19 - $1.50
Cancelled / forfeited	(1,246,749)	$1.19 - $4.65

Balance, December 31, 2013	1,479,494	$1.25 - $4.60	4.1 years	$—

Vested and exercisable at
December 31, 2013	1,129,494	$1.25 - $4.60	3.4 years	$—

        As of December 31, 2013, options covering 1,479,494 shares were exercisable with a weighted average exercise price of $1.84 per share, and 3,141,087 shares were available for future grant under the 2000 Plan.

        As of December 31, 2013, there was no unrecognized compensation expense related to outstanding non-performance based stock options as all such options are fully vested.

        The total aggregate intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2013 was $0, $0 and $40, respectively. Cash received from the exercises during the years ended December 31, 2013, 2012 and 2011 was $0, $0,and $64, respectively and are included within the financing activity section of the consolidated statements of cash flows.

        The weighted average fair value at the date of grant for non-performance based options granted during 2013, 2012 and 2011 was estimated at $0.31, $0.80 and $1.07 per share, respectively, using the Black-Scholes pricing model. The weighted-average assumptions used in the Black-Scholes model were as follows: dividend yield of 0%, expected volatility of 38% in 2013, 48% in 2012 and 50% in 2011, risk-free interest rate of 1.05% in 2013, 1.13% in 2012 and 2.32% in 2011 and expected option life of 5 years in 2013 and 6 years in 2012 and 2011. The expected option life was computed using the sum of the average vesting period and the contractual life of the option and dividing by 2, for all periods presented.

        The Company issued options to acquire 350,000 shares of common stock with performance based vesting during the year ended December 31, 2013. These options vest based upon the achievement of

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

(in thousands, except share and per share data)

8. SHARE-BASED COMPENSATION (Continued)

certain corporate goals. No expense has been recognized for these awards as the probability of achieving the targets is currently assessed as not probable.

        The following table provides additional information about the Company's stock options outstanding at December 31, 2013:

	Options Outstanding			Options Exercisable
		Weighted Average
Range of Exercise Prices	Number of Shares	Remaining Contractual Life	Exercise Price	Number of Shares	Wtd. Average Exercise Price
$1.25 - $1.85	1,062,452	4.3 Years	$1.50	712,452	$1.55
$2.00 - $2.25	300,000	4.2 Years	$2.16	300,000	$2.16
$3.69 - $4.60	117,042	1.6 Years	$4.17	117,042	$4.17

$1.25 - $4.60	1,479,494	4.1 Years	$1.84	1,129,494	$1.98

        The Company grants restricted stock awards (RSA) which is the right to receive shares. The fair value of RSAs is based on the market price for the stock at the date of grant. RSAs generally vest over periods of two to five years.

        The following table summarizes the changes in non-vested restricted stock units for the three year period ended December 31, 2013:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested RSAs at January 1, 2011	135,750	$1.95

Granted	42,500	$2.17
Vested	(54,500)	$2.54
Cancelled / forfeited	(7,500)	$1.49

Non-vested RSAs at December 31, 2011	116,250	$1.78

Granted	752,500	$1.99
Vested	(127,500)	$2.54
Cancelled / forfeited	(296,250)	$1.75

Non-vested RSAs at December 31, 2012	445,000	$1.60

Granted	225,000	$1.58
Vested	(620,000)	$1.60
Cancelled / forfeited	(50,000)	$1.59

Non-vested RSAs at December 31, 2013	—	$0.00	$0

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

(in thousands, except share and per share data)

8. SHARE-BASED COMPENSATION (Continued)

        The Company recorded compensation expense of $854, $337 and $118, respectively, for the years ended December 31, 2013, 2012 and 2011, for RSAs. This expense is included in discontinued operations. As of December 31, 2013, there is no unrecognized compensation expense related to RSAs.

        The Company also issued 410,000 performance-based Restricted Stock Units ("RSUs") during the year ended December 31, 2012, of which 200,000 have been forfeited. The fair value of an RSU is equal to the market value of a share of stock on the date of grant. The performance-based RSUs vest based upon the achievement of certain goals related to the Company's senior management team, for periods ranging from June 30, 2012 through December 31, 2015. Unless forfeited, the performance-based RSUs will be paid out in the form of stock, if the Company meets the performance targets. If the designated performance targets are not met, no payout will be made. As of December 31, 2013, performance conditions related to 210,000 RSUs have been met, and these shares are included in the Restricted Stock summary above.

        The Company also issued 315,000 performance-based Restricted Stock Units ("RSUs") during the year ended December 31, 2011, of which 50,000 have been forfeited. The performance-based RSUs vest based upon the achievement of certain revenue targets. 50% of the RSUs vest upon the achievement of certain revenue growth targets during any 12-month period prior to December 31, 2012, and any remaining unvested RSUs vest upon the achievement of certain revenue growth targets during any 12-month period prior to December 31, 2014. No expense has been recognized for these awards and they terminated as of the closing of the Asset Sale.

9. COMMITMENTS AND CONTINGENCIES

        The Company leases its office facilities under an operating lease. Rent expense in continuing operations for each of the years ended December 31, 2013, 2012 and 2011, was $28. Future commitments under a non-cancelable lease at December 31, 2013 are $9 in 2014, and nothing thereafter.

        The Company's subsidiary, AZUR Environmental Limited, is the lessee for a real property lease located in the United Kingdom. In 2001, the landlord of the property gave AZUR Environmental Limited its consent to allow AZUR to assign the lease and its related obligations to a third party. As inducement to the landlord to grant the assignment, AZUR was required to guarantee performance under the original lease terms if the third party fails to perform. The lease term expires in November 2016 and provides for annual principal rent payments of approximately $150 per year in the aggregate.

        The Company is subject to various claims arising in the ordinary course of business. Although the ultimate outcome of these matters is presently not determinable, management does not believe that the outcome of these matters will have a material adverse effect on the Company's financial position or results of operations.

10. RETIREMENT SAVINGS PLAN

        The Company maintained a retirement savings plan qualified under Section 401(k) of the Internal Revenue Code. The plan allowed for eligible employees to contribute a portion of their gross wages to

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

(in thousands, except share and per share data)

10. RETIREMENT SAVINGS PLAN (Continued)

the plan. The Company matched employees' contributions on a 100% basis up to 1% of gross wages and on a 50% basis up to the next 5% of gross wages. All employee and Company matching contributions ceased upon the closing of the Asset Sale and the Company has terminated the plan. All plan balances were distributed as of December 31, 2013. In 2013, 2012 and 2011, the Company recognized expenses of $124, $252 and $285, respectively, associated with this plan. These expenses are included in discontinued operations.

11. INCOME TAXES

        The components of income (loss) from continuing operations before tax expense as of December 31 are as follows:

	2013	2012	2011
United States	$(1,851)	$(1,938)	$(1,891)
Rest of the world	—	—	—

Total	$(1,851)	$(1,938)	$(1,891)

        No income tax expense (benefit) is attributable to continuing operations as of December 31, 2013, 2012 or 2011.

        The following table summarizes the significant differences between the U.S. Federal statutory rate and the Company's effective tax rate for financial statement purposes on income from continuing operations:

	2013	2012	2011
	%	%	%
Statutory tax rate	34.0	34.0	34.0
Expiring federal net operating losses	—	—	(21.9)
Valuation allowance, federal	20.9	74.9	11.2
Valuation allowance related to discontinued operations	(10.1)	(109.6)	(32.1)
Stock compensation expense	(34.8)	(3.0)	(6.2)
Subpart F income	(9.8)	—	—
Research and development credits	—	6.4	7.0
Other, net	(0.2)	(2.7)	8.0

Total	0.0%	0.0%	0.0%

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

(in thousands, except share and per share data)

11. INCOME TAXES (Continued)

        Significant components of the Company's deferred tax assets as of December 31 are as follows:

	2013	2012
Net operating loss carryforwards	$6,513	$4,893	(A)
Credit carryforwards	1,310	1,299
Amortization and depreciation	727	2,615
Deferred compensation	—	442
Non-deductible reserves	—	342
Inventory costs not currently deductible	—	334

Total deferred tax assets	8,550	9,925
Valuation allowance	(8,550)	(9,925)

Net deferred tax assets	$—	$—

(A)
$37 of Net operating loss carryforwards as of December 31, 2012 have been removed as they related to the Company's former UK operations that were sold during 2013 as part of the Asset Sale.

        For the year ended December 31, 2013, the Company recorded no income tax expense.

        Overall, the valuation allowance for deferred tax assets decreased during 2013 by $1,375. The valuation allowance was decreased by $1,909 related to net operating losses utilized by income from discontinued operations, which was offset by an increase in the valuation allowance of $534 related to the net operating loss generated by continuing operations during 2013.

        FASB ASC 740, Accounting for Income Taxes ("FASB ASC 740"), requires a company to evaluate its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. Pursuant to FASB ASC 740, a cumulative pre-tax loss in recent years is significant negative evidence that is difficult to overcome in considering whether deferred tax assets are more likely than not realizable. The Company has evaluated the possibility of potential tax planning strategies and determined that none currently exist that the Company would conclude are prudent and feasible. The Company has concluded, based upon the evaluation of all available evidence, that it is more likely than not that the U.S. federal and state net deferred tax assets will not be realized and has recorded a full valuation allowance on its U.S. federal and state net deferred tax assets, as of December 31, 2013.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

(in thousands, except share and per share data)

11. INCOME TAXES (Continued)

        At December 31, 2013, the Company had U.S. federal net operating loss carryforwards of approximately $16,948 including those of acquired companies, which will expire as follows:

Year	Net Operating Loss
(in thousands)
2022	$1,674
2024	1,876
2025	3
2026	1
2027	1
2028	3,492
2029	2,501
2030	1,281
2031	390
2033	5,729

Total	$16,948

        The above includes net operating losses of $668 which, if realized, would be accounted for as additional paid in capital and excludes $1,257 related to unrecognized tax benefits.

        The Company has federal research and experimentation credit carryforwards of $1,068, net of $119 related to unrecognized tax benefits, as of December 31, 2013, which are set to expire in years 2020 through 2032. The Company also has federal alternative minimum tax credit carryforwards of $10 which have indefinite lives.

        For the year ended December 31, 2013, the Company increased its unrecognized tax benefits by $29.

        The following table is a reconciliation of the gross unrecognized tax benefits during the years ended December 31:

	2013	2012	2011
Gross unrecognized tax benefits as of January 1	$590	$554	$540
Increases from positions taken in prior periods	2	—	1
Decreases from positions taken in prior periods	—	—	(26)
Increases from positions taken in current period	27	36	39

Gross unrecognized tax benefits as of December 31	$619	$590	$554

        The unrecognized tax benefits at December 31, 2013 of $619, if recognized in a period where there was not a full valuation allowance, would affect the effective tax rate.

        The Company is subject to U.S. federal income tax, as well as income taxes of multiple state jurisdictions.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

(in thousands, except share and per share data)

11. INCOME TAXES (Continued)

        The Company recognizes accrued interest expense and penalties related to uncertain tax benefits that have resulted in a refund or reduction of income taxes paid. Unrecognized tax benefits aggregating $613 would reduce already existing net operating loss and tax credit carryforwards and therefore require no accrual for interest or penalty in any of the years 2013, 2012 or 2011. The remaining unrecognized tax benefit of $6 include de minimis interest and penalty where required.

        For federal purposes, post-1997 tax years remain open to examination as a result of net operating loss carryforwards. For state purposes, the statute of limitations remains open in a similar manner for states that have generated net operating losses. The Company does not expect that the total amount of unrecognized tax benefits related to positions taken in prior periods will change significantly during the next twelve months.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

(in thousands, except share and per share data)

12. QUARTERLY FINANCIAL DATA (unaudited)

	Three Months Ended,
	March 31	June 30	September 30	December 31
	(In thousands except per share data)
2013
Revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Loss from continuing operations	(456)	(483)	(428)	(484)
Income from discontinued operations	(1,138)	(1,266)	3,039	(55)
Net income (loss)	(1,594)	(1,749)	2,611	(539)
Basic loss per share from continuing operations	(0.02)	(0.02)	(0.02)	(0.02)
Basic income per share from discontinued operations	(0.06)	(0.06)	0.14	—
Basic net income (loss) per share	(0.08)	(0.08)	0.12	(0.03)
Diluted loss per share from continuing operations	(0.02)	(0.02)	(0.02)	(0.02)
Diluted income per share from discontinued operations	(0.06)	(0.06)	0.14	—
Diluted net income (loss) per share	(0.08)	(0.08)	0.12	(0.03)
2012
Revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Loss from continuing operations	(445)	(595)	(508)	(390)
Income from discontinued operations	(752)	(861)	(522)	8,415
Net income (loss)	(1,197)	(1,456)	(1,030)	8,025
Basic loss per share from continuing operations	(0.02)	(0.03)	(0.02)	(0.02)
Basic income per share from discontinued operations	(0.04)	(0.04)	(0.03)	0.41
Basic net income (loss) per share	(0.06)	(0.07)	(0.05)	0.39
Diluted loss per share from continuing operations	(0.02)	(0.03)	(0.02)	(0.02)
Diluted income per share from discontinued operations	(0.04)	(0.04)	(0.03)	0.41
Diluted net income (loss) per share	(0.06)	(0.07)	(0.05)	0.39

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATEGIC DIAGNOSTICS INC.
Date: March 31, 2014	/s/ PHILIP T. BLAZEK Philip T. Blazek President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 31, 2014	/s/ STEVEN BECKER Steven Becker Chairman of the Board of Directors
Date: March 31, 2014	/s/ PHILIP T. BLAZEK Philip T. Blazek President (Principal Executive Officer)
Date: March 31, 2014	/s/ KEVIN J. BRATTON Kevin J. Bratton Vice President—Finance and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: March 31, 2014	/s/ THOMAS A. BOLOGNA Thomas A. Bologna Director
Date: March 31 , 2014	/s/ RICHARD VAN DEN BROEK Richard van den Broek Director
Date: March 31 , 2014	/s/ DAVID M. WURZER David M. Wurzer Director
Date: March 31, 2014	/s/ WAYNE P. YETTER Wayne P. Yetter Director