Form 10-K/A
period 2013-12-31
SPECIAL DIVERSIFIED OPPORTUNITIES INC.
filed 2014-04-30
CIK 911649

Use these links to rapidly review the document

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

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

          The aggregate market value of the common stock held by non-affiliates of the Registrant was $15,400,000, calculated by using the number of shares outstanding and the closing price of the common stock on June 30, 2013 (the last business day of the Registrant's most recently completed second fiscal quarter).

          As of April 18, 2014 there were 21,027,640 shares outstanding of the Registrant's common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

          None in this Amendment No. 1 on Form 10-K/A (the Form 10-K/A).

EXPLANATORY NOTE

        Special Diversified Opportunities Inc. (SDOI) is filing this Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the Form 10-K), which was filed with the Securities and Exchange Commission (the SEC) on March 31, 2014. The purpose of this Form 10-K/A is to disclose the information required in Part III, items 10 through 14 of the Form 10-K. Accordingly, SDOI hereby amends and replaces in their entirety items 10 through 14 of the Form 10-K. In addition, as required by rule 12b-15, SDOI's Principal Executive Officer and Principal Financial and Accounting Officer are providing Rule 13a-14(a)/15(d)-14(a) certifications. Accordingly, SDOI is also amending item 15 of the Form 10-K to include such currently dated certifications as exhibits.

        Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Form 10-K, including any of the financial information disclosed in Parts II and IV of the 10-K.

        In the following text the terms "we", "our", "our company" and "us" may refer, as the context requires, to SDOI or collectively to SDOI and its subsidiaries.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors

        The Company's Board currently consists of five members. As provided by the Certificate of Incorporation, the Board is divided into two classes of directors with each director serving a two-year term. Each year one class of directors is elected by a stockholder vote. Our Class II Directors, whose terms will expire at the 2014 annual meeting of our stockholders, are Richard van den Broek and Wayne P. Yetter. The terms of our Class I Directors, Steven R. Becker, Thomas A. Bologna and David M. Wurzer, will expire at the annual meeting of our stockholders to be held in 2015.

        The following table sets forth the name, age and principal occupation of each director, or nominee for director, and the year in which he became a director, if applicable.

Name and Principal Occupation	Age	Director Since
Steven Becker	47	2008
Chairman of the Board of Directors
Founder and Managing Partner—Becker Drapkin Management
Thomas A. Bologna	65	2010
CEO—Response Genetics, Inc.
Richard van den Broek	48	2008
Managing Partner—HSMR Advisors, LLC
David M. Wurzer	55	2010
Executive Vice President and Chief Investment Officer—Connecticut Innovations
Wayne P. Yetter	68	2010
Retired Pharmaceutical and Healthcare Executive

Background of Directors

        Steven R. Becker joined the Company as a director in March 2008 and has been Chairman of the Board since May 2012. Since 2004, Mr. Becker has served as the managing partner and founder of Becker Drapkin Management, a Dallas-based small cap investment fund. Prior to founding Becker Drapkin, Mr. Becker was a partner at the Special Situations Funds, a New York City-based asset manager. Mr. Becker joined Special Situations in April 1997 and ran the Special Situations Private Equity Fund since its inception. Prior to joining Special Situations, Mr. Becker was a part of the distressed debt and leveraged equities research team at Bankers Trust Securities. He began his career at Manley Fuller Asset Management in New York as a small cap analyst. Mr. Becker currently serves as a director of Tuesday Morning Corp., a publicly traded closeout retailer, and EMCORE Corporation, a supplier of semiconductor-based products. In addition, he previously served on the board of directors of PLATO Learning, Inc., Ruby Tuesday, Inc., Hot Topic, Inc. and Pixelworks, Inc. Mr. Becker received a B.A. from Middlebury College and a J.D. from the University of Florida.

        Thomas A. Bologna joined the Company as a director in February 2010 and was Chairman of the Board from February 2011 until May 2012. Since December 2011, Mr. Bologna has been Chairman and CEO of Response Genetics, Inc., a diagnostics company. From 2006 through 2011, Mr. Bologna was President and Chief Executive Officer and a member of the Corporate Board of Directors of Orchid Cellmark, Inc., a leading international DNA testing company with its headquarters in Princeton, New Jersey. Prior to joining Orchid Cellmark, Inc., Mr. Bologna served as President, CEO and a director of Quorex Pharmaceuticals, Inc. Mr. Bologna also served as Chairman of the Board, President and Chief

Executive Officer of Ostex International, Inc., President, CEO and a director of Scriptgen Pharmaceuticals, Inc. and Chairman of the Board, President and Chief Executive Officer of Gen-Probe Incorporated. Mr. Bologna also serves on the Board of Quotient Biodiagnostics and the business advisory board of The Epilepsy Project. Mr. Bologna has a proven track record of over 20 years leading venture-backed private and public biotechnology companies, turnarounds, and highly profitable healthcare divisions and subsidiaries of Fortune 500 companies. Mr. Bologna holds an MBA and Bachelor of Science degrees from New York University.

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

        David M. Wurzer joined the Company as a director in February 2010. Since 2009, Mr. Wurzer has served as Managing Director, Investments, Senior Managing Director, Investments, and beginning April 2014, as Executive Vice President and Chief Investment Officer at Connecticut Innovations (CI), the State's "venture capital arm." He is responsible for oversight of the CI Ventures venture capital portfolio and team, as well as sourcing and analyzing investment opportunities, leading CI investments in entrepreneurial high-tech ventures and advising portfolio companies. Prior to joining Connecticut Innovations, Mr. Wurzer most recently served as Executive Vice President, Treasurer and Chief Financial Officer of CuraGen Corporation, a biopharmaceutical development company, from September 1997 through December 2007. He has over 30 years of financial experience with growth-oriented companies, including direct involvement with raising capital, strategic transactions and mergers & acquisitions, for both start-up companies and publicly-held entities. Mr. Wurzer serves on the boards of Axerion Therapeutics, CyVek, Emme E2MS LLC, NovaTract Surgical Inc., SmartPay Newco, LLC, Thetis Pharmaceuticals, LLC, and ZetrOZ, Inc., which are privately held, and on the board of Response Genetics. Mr. Wurzer holds a BBA degree in Accountancy from the University of Notre Dame.

        Wayne P. Yetter joined the Company as a director in May 2010. Mr. Yetter served as Chief Executive Officer of Verispan LLC, a joint venture of McKesson Corp. and Quintiles Transnational, a leading provider of healthcare information and marketing services to the pharmaceutical industry, from September 2005 to August 2008 when the company was acquired by SDI Health. Mr. Yetter had a 30 year career in the pharmaceutical industry and held executive positions at Pfizer, Merck, Astra-Merck (now AstraZeneca) and Novartis. His roles included Vice President, Marketing Operations (global) and Vice President, Far East and Pacific at Merck, founding Chief Executive Officer of Astra-Merck, and President and Chief Executive Officer of Novartis Pharmaceuticals Corporation, the US division of Novartis AG. He also served as Chief Operating Officer of IMS Health, a market research data company from 1999 until 2000, when he became Chairman and Chief Executive Officer of Synavant, Inc. (a Nasdaq listed spin-out of IMS). Synavant was acquired by Dendrite International in 2003. Mr. Yetter currently serves as a director of InfuSystem Holdings, Inc. Previously, he served as Chairman of Noven Pharmaceuticals, Chairman of Transkaryotic Therapies, Chairman of NuPathe Inc., Lead Independent Director of Matria Healthcare (each of these companies was acquired) and as a director of Synvista Therapeutics, Inc. He also served on the Executive Committee of PhRMA, the pharmaceutical industry association, from 1997-1999. Mr. Yetter holds a B.A. in Biology from Wilkes University and received an M.B.A from Bryant University.

Experience, Qualifications, Attributes and Skills

        The Board of Directors believes that the Board, as a whole, should possess a combination of skills, professional experience and diversity of backgrounds necessary to oversee the Company's business. With respect to their consideration of diversity of background, neither the Nominating & Corporate Governance Committee nor the full Board of Directors has a formal policy of assessing diversity with respect to any particular qualities or attributes. In addition, the Board believes that there are certain attributes that every director should possess, as reflected in the Board's membership criteria. Accordingly, the Board and the Nominating & Corporate Governance Committee consider the qualifications of directors and director candidates individually and in the broader context of the Board's overall composition and the Company's current and future needs.

        All of our current Board members share certain qualifications and attributes consistent with these criteria, which are set forth in the Company's Corporate & Governance Guidelines and Policies, including unquestioned personal ethics and integrity and possessing skills and experience aligned with our strategic direction and operating challenges and that complement the overall composition of the Board. In addition, each Board member has demonstrated certain core business competencies, including high achievement and a record of success, financial literacy, a history of making good business decisions and exposure to best practices.

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

        Mr. Wurzer is considered an "audit committee financial expert" under the criteria adopted by the SEC and brings to the Audit Committee exceptional experience and understanding in the auditing and accounting fields.

Executive Officers

        The executive officers of the Company, their positions with the Company, their ages and a brief biography for each are as follows:

Name	Age	Position
Philip T. Blazek	46	President
Kevin J. Bratton	65	VP—Finance, Chief Financial Officer and Corporate Secretary

        Philip T. Blazek has served as President (in which capacity he serves as the Company's Principal Executive Officer) since July 2013. Mr. Blazek has a broad financial, strategic and investment background working with companies in a range of industries. Prior to joining the Company, in 2012 Mr. Blazek was a Managing Director at Korenvaes Management, a Dallas based debt/equity investment fund. From 2008 through 2011, he was President and Chief Investment Officer of Blazek Crow Holdings Capital, an equity investment fund he founded in partnership with the Crow Holdings Family Office in Dallas, which focused on small cap U.S. companies across several industries. From 2005 to 2008, Mr. Blazek worked at Greenway Capital, investing and providing new capital to small cap companies. Mr. Blazek received a Harvard University AB, 1990; Harvard Business School MBA, 1996.

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

CORPORATE GOVERNANCE

Board Risk Oversight

        The Board of Directors, acting mainly through the Audit Committee, is actively involved in the oversight of the significant risks affecting the Company's operations and strategic initiatives. Our risk analysis efforts are designed to identify the most significant risks that confront the Company, though these risks may vary from time to time. Overall, the risks we assess encompass enterprise, operational, compliance and financial risks.

        Management and our internal audit function periodically report to the Audit Committee and the Board of Directors on their assessment of risks facing the Company and mitigation activities designed to facilitate the maintenance of risk within acceptable levels.

Independence of Directors

        The Board has determined that each member of the Board is independent as determined in accordance with the applicable listing standards of the NASDAQ Global Market. While the Company's Common Stock is no longer listed on that market, we continue to use the standards of that market to determine the independence of our directors.

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

        Pursuant to the director compensation policy adopted in May 2003 and amended in May 2009 and May 2011, upon their election to the Board, non-employee directors receive a non-statutory option to purchase shares of Common Stock with an aggregate value of $30,000, with an exercise price equal to the greater of (A) the amount that is 10% greater than the trailing average closing price of the Common Stock for the five consecutive trading days ending on the date of grant, or (B) the closing price of the Common Stock on the date of grant. This initial option is immediately vested with respect to one-third of the option shares, and the remaining shares subject to such option grant vest in a series of two (2) successive equal annual installments upon the optionee's completion of each year of service as a Board member over the two-year period measured from the option grant date.

        Each non-employee Board member shall also receive annual compensation in such amount as is determined, by a majority of Board, from time to time to be appropriate. Such compensation is currently established as set forth below:

  •
  Each non-employee Board member receives an annual base retainer in cash of $30,000.

  •
  Directors do not receive payments for meeting attendance.

  •
  Non-employee members of the Board receive the following additional annual retainers, payable in cash, for service to the Board in the following capacities:

Chairman of the Board	$20,000
Lead Outside Director (if any)	$10,000
Audit Committee Chair	$10,000
Compensation, Strategy and Nominating & Corporate Governance Committee Chairs	$6,000
Committee Membership (non-Chair)	$3,000

        In October 2013, the Board reduced the foregoing cash payments by 50%.

        On the date of each annual meeting of stockholders, each individual who is to continue to serve as a non-employee Board member following that meeting is granted (i) a non-statutory option to purchase 10,000 shares of Common Stock with a term of seven years and an exercise price per share equal to the greater of (A) the amount that is 10% greater than the trailing average closing price of the Common Stock for the five consecutive trading days ending on the date of grant, or (B) the closing price of the Common Stock on the date of grant; and (ii) 2,500 shares of the Common Stock. Such options and restricted stock shall vest in two (2) successive equal annual installments upon the first two anniversaries of the date of grant. If directors are appointed during a year, they receive prorated equity grants as described in this paragraph with respect for their service during the remainder of the year ending with the next annual meeting of stockholders. In October 2013, the Board revised the policies on equity compensation for 2013. On the date of the 2013 annual meeting of shareholders, each individual continuing to serve as a non-employee Board member received a non-statutory option to purchase 25,000 shares of the Company's common stock with an exercise price of $1.25 per share.

        The following table shows the compensation paid to the members of the Company's Board of Directors for the year ended December 31, 2013.

Name	Fees Earned or Paid in Cash	Share Awards(1)	Option Awards(1)	All Other Compensation	Total
Thomas A. Bologna	$27,350	$—	$5,500	—	$32,850
Steven R. Becker	$44,517	$—	$5,500	—	$50,017
C. Geoffrey Davis(2)	$21,900	$—	$0	—	$21,900
Richard van den Broek	$25,000	$—	$5,500	—	$30,500
Stephen L. Waechter(2)	$24,367	$—	$0	—	$24,367
David M. Wurzer	$29,075	$—	$5,500	—	$34,575
Wayne P. Yetter	$30,550	$—	$5,500	—	$36,050

(1)
The aggregate numbers of restricted shares and shares issuable upon the exercise of options to purchase shares for the directors outstanding as of December 31, 2013 are as follows: Mr. Bologna (7,5000 shares; options to purchase 71,574 shares); Mr. Becker (25,730 shares, options to purchase 81,021 shares); Mr. van den Broek (25,730 shares; options to purchase 81,021 shares); Mr. Wurzer (7,5000 shares; options to purchase 71,574 shares); and Mr. Yetter (7,5000 shares; options to purchase 71,304 shares). Options were granted with an exercise price of $1.25 per share. All grants were immediately exercisable.

(2)
Mr. Davis resigned from the Board effective as of July 23, 2013 and Mr. Waechter resigned from the Board effective as of July 24, 2013.

Stock Ownership Guidelines and Mandatory Retirement

        The Company has no stock ownership requirements for directors, though directors are encouraged to buy and hold shares of the Company's common stock.

        Each Board member is required to retire from such position not later than the Annual Meeting immediately following such person's 75th birthday.

Meetings of the Board of Directors and Committees

        The Board held 15 meetings during the fiscal year ended December 31, 2013. Each of the directors attended at least 80% of the aggregate of the total number of meetings of the Board and of the committees of which he was a member which were held during the period he was a director or committee member.

        The Board of Directors has a standing Audit Committee, Compensation Committee and Nominating & Corporate Governance Committee.The Company also had a Strategy Committee that was dissolved in July 2013 following the consummation of the Asset Sale. The following table shows the current membership of each committee, each committee's functions and the number of meetings each committee held during the year ended December 31, 2013.

Committee and Members	Functions of Committee	Number of Meetings in 2013
Audit(1)	• Selects the Company's independent auditors	4
Thomas A. Bologna David M. Wurzer*(2) Wayne P. Yetter

•

Reviews the results and scope of the annual audit and the services provided by the Company's independent auditors

•

Reviews the recommendations of the Company's independent auditors with respect to the accounting system and controls

Compensation	• Reviews and approves salaries for all corporate officers	2
Steven R. Becker David M. Wurzer Wayne P. Yetter*

•

Reviews and approves all incentive and special compensation plans and programs

•

Reviews and approves management succession planning

•

Conducts special competitive studies

•

Retains compensation consultants as necessary and appropriate

•

Reviews and recommends to the Board compensation for non-employee directors

Nominating & Corporate Governance(1)	• Identifies individuals eligible to become members of the Board of Directors	1
Steven R. Becker Thomas A. Bologna Wayne P. Yetter	• Select and recommend to the Board the director nominees for the Board for the next annual meeting of shareholders • Oversee the evaluation of the Board
Strategy	• Provide oversight regarding the Company's strategic direction	1
Steven R. Becker* Thomas A. Bologna Richard van den Broek

•

Review, discuss and suggest revisions when necessary to management's vision

•

Understand, identify and discuss key issues, assumptions, risks and opportunities that relate to the development and implementation of appropriate strategies for the Company

*
Chairman

(1)
Stephen A Waechter resigned from the Board effective July 24, 2013. Prior to that time, he was chair of the Audit Committee. C. Geoffrey Davis resigned from the Board effective July 23, 2013. Prior to that time, he was Chair of the Nominating & Corporate Governance Committee.

(2)
Audit Committee Financial Expert

        The charters of the Audit, Compensation, and Nominating & Corporate Governance Committees are all available in the Investor Relations/Corporate Governance section of the Company's website at www.sdoi.com.

Item 11.    Executive Compensation

Summary Compensation Table

        The following table shows, for the years ended December 31, 2013 and 2012, the compensation paid or accrued by the Company to our named executive officers.

Name and Principal Position		Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total ($)
Philip T. Blazek(4)	2013	134,769	35,000	—	—	—	—	169,769
President
Francis M. DiNuzzo	2013	205,961	—	148,500	—	—	645,432	999,893
Former President and	2012	350,000	78,750	157,500	87,820	—	10,365	686,265
Chief Executive Officer(5)
Kevin J. Bratton	2013	252,144	20,000	99,000	—	—	130,091	501,235
Vice President and	2012	252,144	52,549	40,306	34,614	—	8,805	388,236
Chief Financial Officer

(1)
The amounts shown for stock awards are equal to the grant date fair value of the awards, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification ("ASC") Topic 718. The assumptions used in determining the amounts in this column are set forth in note 8 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission.

(2)
These amounts are based upon the grant date fair value of the option awards calculated in accordance with ASC Topic 718. The assumptions used in determining the amounts in the column are set forth in note 8 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission.

(3)
All other compensation includes Company matching contributions to 401(k) accounts and payments of $250,000 and $125,000 to Mr. DiNuzzo and Mr. Bratton, respectively in connection with the consummation of the Asset Sale .

(4)
Mr. Blazek commenced employment with the Company on May 31, 2013.

(5)
Mr. DiNuzzo's employment terminated in July 2013 following the consummation of the sale of the Company's Life Science assets to SDIX LLC and OriGene Technologies, Inc. Included in all other compensation are payments of $350,000 for severance and $38,365 for accrued vacation time.

 Outstanding Equity Awards at Fiscal Year-End

        The following table shows all outstanding equity awards held by our named executive officers on December 31, 2013.

	Option Awards				Stock Awards
	Number of Shares Underlying Unexercised Options				Number of of Shares or Units or Stock That Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested(1)
			Option Exercise Price	Option Expiration Date
Name	Exercisable	Unexercisable
Philip T. Blazek	—	150,000	$1.25	5/31/2020	150,000	174,000
	—	200,000	$1.50	5/31/2020	200,000	232,000
Francis M. DiNuzzo	60,000	—	$4.60	7/24/2014	—	—
	25,000	—	$3.70	7/24/2014	—	—
	250,000	—	$1.50	7/24/2014	—	—
	68,000	—	$1.66	7/24/2014	—	—
	125,000	—	$2.19	7/24/2014	—	—
Kevin J. Bratton	75,000	—	$1.50	6/1/2019	—	—
	25,000	—	$1.69	6/1/2020	—	—
	50,000	—	$2.19	3/1/2021	—	—
	15,000	—	$2.10	2/28/2022	—	—

(1)
Value is calculated by multiplying the number of shares subject to vesting by $1.16, the closing price of the common shares on the OTC Bulletin Board on December 31, 2013.

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

        The 75,000 shares underlying options and unvested restricted shares granted under equity compensation not approved by security holders were granted in connection with the Company's hiring, on June 1, 2009, of its Chief Financial Officer, Kevin Bratton. The grants to Mr. Bratton are 75,000 shares in a ten year non-qualified stock option grant at an exercise price of $1.50 per share.

        The total securities to be issued relate to 1,479,494 of stock options with a weighted average exercise price of $1.84 per share.

Executive Employment Agreements

        Prior to his departure in July 2013, the Company maintained an employment agreement dated as of October 13, 2008 with Mr. DiNuzzo, which provided for compensation at an annual rate of $325,000 with annual increases determined by the Compensation Committee. Under this agreement, Mr. DiNuzzo was granted options to purchase 250,000 shares of Common Stock, vesting at a rate of 25% annually beginning on the first anniversary of the grant date. This agreement was for an initial three-year term and is automatically extended for subsequent one-year terms unless otherwise terminated by Mr. DiNuzzo or the Board by giving not less than 30 days written notice. Mr. DiNuzzo was entitled to receive salary and benefits then in effect for eleven months after termination of the agreement by Mr. DiNuzzo for good reason (as defined in the agreement) or by the Company without cause. In connection with Mr. DiNuzzo's termination following the consummation of the Asset Sale, the Company paid him $350,000 as required under his employment agreement.

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

        In July 2013, following the consummation of the Asset Sale and the departure of Mr. DiNuzzo, Philip T. Blazek was appointed by the Board as President of the Company. The Company maintains an offer letter with Mr. Blazek, dated as of May 29, 2013, which outlines the terms of his employment. This letter provides for compensation at an annual rate of $240,000. Under this agreement, Mr. Blazek received an option to purchase 150,000 shares of Common Stock with an exercise price of $1.25 per share and an option to purchase 200,000 shares of Common Stock with an exercise price of $1.50 per share. These options vest upon the sale of the Company or the completion of a strategic transaction.

Stock-Based Award Grant Practices

        We follow certain practices for the grant of stock-based awards. Among other things, these practices encompass the following principles:

  •
  The majority of stock-based awards are approved annually by the Compensation Committee on a pre-scheduled date, in connection with the final determinations regarding compensation for the preceding year.

  •
  Stock-based awards other than annual awards may be granted to address, among other things, the recruiting or hiring of new employees and promotions.

  •
  The Compensation Committee has established that stock options are granted only on the date the Compensation Committee approves the grant and with an exercise price equal to the closing price of the common stock on the market in which the Company shares are traded on the date of grant or, in certain cases, above such closing price.

  •
  Backdating of stock options is prohibited.

Change of Control Severance Plan

        We have a Change of Control Severance Plan pursuant which our named executive officers and certain other key employees are eligible to receive benefits upon their termination of employment, under certain circumstances, if such termination follows, or is shortly prior to, a Change of Control (as defined in the plan). Specific aspects of this plan are described under "Change of Control Severance Plan and Potential Payments Upon Change of Control," below. Subject to the terms and conditions of this plan, participants are entitled to: (1) a lump sum cash payment or salary continuation equal to the participant's then current annual base salary, prorated for partial periods, (2) extension of medical and dental benefits for the applicable severance period, (3) a prorated bonus under the variable pay program for the year in which the termination occurs, (4) extension of the exercise time period for outstanding stock options to the date that is one year following the participant's date of termination and (5) executive outplacement services. In certain circumstances, participants may also receive an additional payment relating to income taxes on their severance benefits if the total payments to any of our named executive officers under the terms of the management severance plan are subject to the excise tax imposed by Section 4999 of the Internal Revenue Code. See "Tax Considerations" below for further information regarding the excise tax reimbursement.

Tax Considerations

        Under Section 162(m) of the Internal Revenue Code, a publicly-held corporation may not deduct more than $1 million in a taxable year for certain forms of compensation made to the chief executive officer and other officers listed in the summary compensation table. Our policy is generally to preserve the federal income tax deductibility of compensation paid to our executives, and certain of our equity awards have been structured to preserve deductibility under Section 162(m). Nevertheless, we retain the flexibility to authorize compensation that may not be deductible if we believe it is in the best interests of our company. While we believe that all compensation paid to our executives in 2013 was deductible, it is possible that some portion of compensation paid in future years will be non-deductible, particularly in those years in which restricted share awards vest.

        As noted above, under the Change of Control Severance Plan, we may in certain circumstances make additional payments to our named executive officers if payments to them resulting from a change of control are subject to the excise tax imposed by Section 4999 of the Internal Revenue Code. We included this provision in the Change of Control Severance Plan in order to enhance the motivation of our named executive officers to further increase stockholder value while remaining employed by us. We believe that these incentives would be frustrated by the possible imposition of the need for our executive officers to pay an excise tax upon the receipt of their change of control benefit under the Change of Control Severance Plan, and we do not believe that the provisions of the Change of Control Severance Plan should provide even a potential disincentive to our named executive officers' pursuit of a change of control that otherwise might be in the best interests of the Company and its stockholders. Accordingly, we determined to provide payment to reimburse our named executive officers for any excise taxes payable in connection with the change of control payment, as well as any taxes that accrue as a result of our reimbursement.

Role of Executive Officers in Determining Executive Compensation for Named Executive Officers

        Our Named Executive Officers did not receive increases in their 2013 compensation.

Perquisites and Other Personal Benefits

        In addition to the components noted above, our total executive compensation program also includes various benefits, such as health insurance plans, other insured benefits, paid leave and retirement plans in which substantially all of the Company's employees participate. At the present time, the only plans in effect are health, dental, life and disability insurance plans and the severance plan for certain senior officers of the Company described under "Change of Control Severance Plan."

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

        Among other things, these payments arise under the Company's Change of Control Severance Agreement (the "Severance Agreement").

        Pursuant to the Plan, Mr DiNuzzo (prior to his departure) and Mr. Bratton and certain other key employees (the "Participants") are or were, as applicable, eligible to receive benefits upon the Participant's termination of employment, under certain circumstances, if such termination follows, or is shortly prior to, a Change of Control (as defined in the Severance Agreement).

        Subject to the terms and conditions of the Severance Agreement, Participants are entitled to: (1) a lump sum cash payment or salary continuation equal to the Participant's then current annual base salary, prorated for partial periods (twelve months for Messrs. DiNuzzo and Bratton), (2) extension of medical and dental benefits for the applicable severance period, (3) a prorated bonus under the Company's Annual Incentive Plan for the year in which the termination occurs, payment of which shall be made at the same time and under the same terms and conditions as bonuses are paid to employees of the Company (provided that such bonus shall equal no less than the average of the bonuses awarded to the named executive officer for the three (3) years (or lesser number of years for which the named executive officer was employed by the Company) preceding the year in which the named executive officer's termination occurs), (4) extension of the exercise time period for outstanding stock options to the date that is one year following the Participant's date of termination and (5) executive outplacement services. In certain circumstances, Participants may also receive an additional payment relating to income taxes on their severance benefits.

        Mr. DiNuzzo received compensation of $350,000 under this Plan as a result of his termination in July 2013 following the consummation ofthe Asset Sale.

        Had a Change of Control occurred with an effective date of December 31, 2013, the executives named below would have received approximately the amounts set forth as follows:

Name	Approximate Payment Amount ($)
Kevin J. Bratton	$272,144

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

STOCK OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT

        The following table presents, as of April 15, 2014, information as to (i) the persons or entities known to the Company to be beneficial owners of more than 5% of the Common Stock, (ii) each director and director nominee, (iii) each of the named executive officers appearing in the Summary Compensation Table under "Executive Compensation" below and (iv) all directors and executive officers of the Company as a group, based on representations of executive officers and directors of the Company and filings received by the Company on Schedule 13D or 13G promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As of April 15, 2014, the Company had 21,027,640 shares of the Common Stock issued and outstanding. Unless otherwise indicated, the number of shares beneficially owned by the persons or entities named in the table and by all executive officers and directors as a group are presented in accordance with Rule 13d-3 under the Exchange Act and include, in addition to shares issued and outstanding, unissued shares which are subject to issuance upon exercise of options or warrants within 60 days after April 15, 2014. Such unissued shares are also included in computing the percent of class beneficially owned by such person, but are not included in computing the percent of class beneficially owned by any other person. The address of the individual beneficial owners is in care of the Company at its address listed on the first page of this Proxy Statement unless otherwise noted.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Options Exercisable Within 60 Days After Record Date	Total Beneficial Ownership	Percent of Class
Steven R. Becker	7,173,733	(2)	81,021	7,254,754	34.4%
Francis M. DiNuzzo	138,288		528,000	666,288	3.1%
Richard van den Broek	235,630	(3)	81,021	316,651	1.5%
Stephen L. Waechter	86,490		—	86,490	*
Kevin J. Bratton	90,225		165,000	255,225	*
C. Geoffrey Davis	26,596		—	26,596	*
David M. Wurzer	12,500		71,574	84,074	*
Thomas Bologna	10,000		71,574	81,574	*
Wayne P. Yetter	7,500		71,304	78,804	*
Philip T. Blazek	—		—		*
All officers and directors as a group (10 persons)	7,780,962		1,069,494	8,850,456	40.1%
Becker Drapkin Management, LLC	7,008,344	(4)		7,008,344	33.3%
300 Crescent Court, Suite 111 Dallas, Texas 75201

*
Represents less than 1%.

(1)
Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the securities shown to be owned by such stockholder. The inclusion herein of securities listed as beneficially owned does not constitute an admission of beneficial ownership.

(2)
Includes7,008,962 shares held by Becker Drapkin Management, of which Mr. Becker is a co-managing partner.

(3)
Includes 200,000 shares held by HSMR Advisors, LLC, of which Mr. van den Broek is the managing partner.

(4)
The Company has relied solely on Form 4 dated February 18, 2014 for this information.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions and Approval Policy

        Our Code of Ethics mandate that officers and directors bring promptly to the attention of our Compliance Officer, currently our Chief Financial Officer, any transaction or series of transactions that may result in a conflict of interest between that person and the Company. Following any disclosure, our Compliance Officer will then review with the Chairman of our Audit Committee the relevant facts disclosed by the officer or director in question. After this review, the Chairman of the Audit Committee and the Compliance Officer determine whether the matter should be brought to the Audit Committee or the full Board of Directors for approval. In considering any such transaction, the Audit Committee or the Board of Directors, as the case may be, will consider various relevant factors, including, among others, the reasoning for the Company to engage in the transaction, whether the terms of the transaction are arm's length and the overall fairness of the transaction to the Company. If a member of the Audit Committee or the Board is involved in the transaction, he or she will not participate in any of the discussions or decisions about the transaction. The transaction must be approved in advance whenever practicable, and if not practicable, must be ratified as promptly as practicable.

Item 14.    Principal Accounting Fees and Services

        Audit Fees.    Fees billed to the Company by KPMG LLP during 2013 and 2012 for audit services rendered by KPMG LLP for the audit of the Company's annual financial statements for such years, for the review of those financial statements included in the Company's Quarterly Reports on Form 10-Q during such years, and for services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements, totaled $175,000 and $271,000, respectively.

        Tax Fees.    Fees billed to the Company by KPMG LLP during 2013 and 2012 for professional services rendered for tax compliance, tax advice and tax planning totaled $88,420 and $93,045, respectively.

        All Other Fees.    There were no additional fees billed to the Company by KPMG LLP during 2013 or 2012 for products and services, other than services reported in the two preceding paragraphs.

        All of the services described in the preceding paragraphs were approved by the Audit Committee pursuant to applicable regulations.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

1.     Exhibits

Exhibit Number	Description	Reference
2.1	Agreement and Plan of Merger among the Company, AZUR Acquisition Corp. and AZUR Environmental dated May 4, 2001	(1)
2.2	Asset Purchase Agreement, dated as of November 10, 2011, by and among Strategic Diagnostics Inc., a Delaware corporation, Modern Water Inc., a Delaware corporation, and MW Monitoring IP Limited, a limited liability company incorporated under the laws of England and Wales.@	(20)
2.3	Amendment No. 1 to Asset Purchase Agreement, dated as of December 8, 2011, by and among Strategic Diagnostics Inc., a Delaware corporation, Modern Water Inc., a Delaware corporation, and MW Monitoring IP Limited, a limited liability company incorporated under the laws of England and Wales.@.	(21)
2.4	Asset Purchase Agreement, dated as of September 28, 2012 by and between Strategic Diagnostics Inc., a Delaware corporation and Romer Labs Technology, Inc., a Delaware corporation.	(22)
2.5	Asset Purchase Agreement, dated as of April 5, 2013 by and between Strategic Diagnostics Inc., a Delaware corporate and SDIX, LLC, a Delaware limited liability company, and OriGene Technologies, Inc., a Delaware corporation.	(23)
2.6	Amendment No. 1 to Asset Purchase Agreement, dated as of July 12, 2013 by and between Strategic Diagnostics Inc., SDIX, LLC and OriGene Technologies, Inc.	(24)
3.1	Fourth Amended and Restated Certificate of Incorporation of the Company	(2)
3.2	Amendment of Fourth Amended and Restated Certificate of Incorporation of the Company	(25)
3.3	Second Amended and Restated Bylaws of the Company	(26)
4.1	Forms of Warrants to Purchase Common Stock of the Company	(2)
10.3	EnSys Environmental Products, Inc. 1993 Stock Incentive Plan*	(3)
10.4	Amended and Restated EnSys Environmental Products, Inc. 1995 Stock Incentive Plan*	(4)
10.5	EnSys Environmental Products, Inc. 401(k) Plan Adoption Agreement	(3)
10.11	Agreement and Plan of Merger by and between EnSys and Strategic Diagnostics Inc. dated as of October 11, 1996	(2)
10.22	1998 Employee Stock Purchase Plan	(10)
10.23	2000 Stock Incentive Plan*	(13)
10.35	Strategic Diagnostics Inc. Change of Control Severance Agreement*	(12)
10.36	Agreement, dated as of March 12, 2008, by and among the Company and Steven R. Becker, BC Advisors, LLC, SRB Management, L.P. and Richard van den Broek	(14)

Exhibit Number	Description	Reference
10.38	Employment Agreement, dated as of October 13, 2008, between Strategic Diagnostics Inc. and Francis M. DiNuzzo*	(16)
10.42	Form of Nonqualified Stock Option Agreement*	(19)
10.43	Form of Restricted Stock Grant Agreement*	(19)
21.1	Subsidiaries of the Company	(27)
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm	(27)
31.1	Certifications of the Principal Executive Officer of Strategic Diagnostics Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)
31.2	Certifications of the Principal Financial Officer of Strategic Diagnostics Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith)

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

(27)
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

SPECIAL DIVERSIFIED OPPORTUNITIES INC.
Date: April 30, 2014	/s/ PHILIP T. BLAZEK Philip T. Blazek President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 30, 2014	/s/ STEVEN BECKER Steven Becker Chairman of the Board of Directors
Date: April 30, 2014	/s/ PHILIP T. BLAZEK Philip T. Blazek President (Principal Executive Officer)
Date: April 30, 2014	/s/ KEVIN J. BRATTON Kevin J. Bratton Vice President—Finance and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: April 30, 2014	/s/ THOMAS A. BOLOGNA Thomas A. Bologna Director
Date: April 30, 2014	/s/ RICHARD VAN DEN BROEK Richard van den Broek Director
Date: April 30, 2014	/s/ DAVID M. WURZER David M. Wurzer Director
Date: April 30, 2014	/s/ WAYNE P. YETTER Wayne P. Yetter Director