Form 10-Q
period 2014-03-31
SPECIAL DIVERSIFIED OPPORTUNITIES INC.
filed 2014-05-15
CIK 911649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                    to

Commission File Number 000-22400

SPECIAL DIVERSIFIED OPPORTUNITIES INC.

(Exact name of Registrant as specified in its charter)

Delaware	56-1581761
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1521 Concord Pike, Suite 301 Wilmington, Delaware	19803
(Address of principal executive offices)	(Zip Code)

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

As of April 30, 2014, there were 21,027,640 outstanding shares of the Registrant’s common stock, par value $.01 per share.

SPECIAL DIVERSIFIED OPPORTUNITIES INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Current Assets :
Cash and cash equivalents	$24,321	$24,598
Restricted cash	1,300	1,300
Other current assets	121	66
Total current assets	25,742	25,964
Total assets	$25,742	$25,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities :
Accrued expenses	$743	$625
Total current liabilities	743	625

Stockholders’ Equity:
Preferred stock, $.01 par value, 20,920,648 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 21,434,267 issued at March 31, 2014 and December 31, 2013	217	217
Additional paid-in capital	44,143	44,143
Treasury stock, 406,627 common shares at cost at March 31, 2014 and December 31, 2013, respectively	(555)	(555)
Accumulated deficit	(18,806)	(18,466)
Total stockholders’ equity	24,999	25,339
Total liabilities and stockholders’ equity	$25,742	$25,964

The accompanying notes are an integral part of these statements.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2014	2013

Revenues	$—	$—
Gross profit	—	—

Operating expenses:
Selling, general and administrative	340	454
Total operating expenses	340	454

Operating loss	(340)	(454)

Interest income (expense), net	—	(2)

Loss from continuing operations before taxes	(340)	(456)

Income tax expense (benefit)	—	—

Loss from continuing operations, net of taxes	(340)	(456)

Loss from discontinued operations	—	(1,138)

Net loss	$(340)	$(1,594)

Basic loss per share from continuing operations	$(0.02)	$(0.02)
Basic loss per share from discontinued operations	0.00	(0.06)

Basic net loss per share	$(0.02)	$(0.08)

Shares used in computing basic net loss per share	21,027,640	20,619,165

Diluted loss per share from continuing operations	$(0.02)	$(0.02)
Diluted loss per share from discontinued operations	0.00	(0.06)

Diluted net loss per share	$(0.02)	$(0.08)

Shares used in computing diluted net loss per share	21,027,640	20,619,165

The accompanying notes are an integral part of these statements.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013

Net loss	$(340)	$(1,594)
Foreign currency translation adjustment	—	(49)

Comprehensive loss	$(340)	$(1,643)

The accompanying notes are an integral part of these statements

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months
	Ended March 31,
	2014	2013

Cash Flows from Operating Activities :
Net loss	$(340)	$(1,594)
Less: Loss from discontinued operations	—	1,138
Loss from continuing operations	(340)	(456)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities :
Deferred income tax provision	—	2
(Increase) in :
Other current assets	(55)	(439)
Increase in :
Accrued expenses	118	468
Net operating activities from discontinued operations	—	(1,357)
Net cash used in operating activities	(277)	(1,782)

Cash Flows from Investing Activities :
Net investing activities from discontinued operations	—	(277)
Net cash used in investing activities	—	(277)

Cash Flows from Financing Activities :
Proceeds from employee stock purchase plan	—	2
Net financing activities from discontinued operations	—	(13)
Net cash provided by (used in) financing activities	—	(11)

Effect of exchange rate changes on cash	—	(49)

Net decrease in Cash and Cash Equivalents	(277)	(2,119)

Cash and Cash Equivalents, Beginning of Period	24,598	18,145

Cash and Cash Equivalents, End of Period	$24,321	$16,026

Supplemental Cash Flow Disclosure :

Cash paid for taxes, net of tax refunds	10	27

Cash paid for interest	—	5

Noncash investing activity, purchase of property and equipment	—	145

Noncash investing activity, capital lease obligations	—	45

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

Pursuant to the terms and conditions of the Asset Purchase Agreement, the Purchaser acquired all of the Company’s rights, title, and interest in substantially all of the assets, equipment, inventory, and intellectual property (the “Purchased Assets”) related exclusively to the Company’s Life Sciences Business, the product portfolio in respect of which includes a full suite of integrated capabilities, including antibody and assay design, development and production and the Company’s Advanced Technologies Business.  The Purchaser also assumed and agreed to discharge the Assumed Liabilities, as defined in the Asset Purchase Agreement.  The Parent unconditionally guaranteed Purchaser’s obligations in the Asset Purchase Agreement.  The purchase price for the Purchased Assets was $16.0 million, which is subject to a post-closing working capital adjustment.

The Company and Purchaser each made customary representations, warranties and covenants in the Asset Purchase Agreement.  At closing, $1.3 million of the purchase price was placed in escrow to be governed by the terms of a separate escrow agreement (Note 4, Discontinued Operations).  The Asset Purchase Agreement contains indemnification provisions pursuant to which the Company and the Purchaser have agreed to indemnify the other for certain losses, including with respect to environmental, litigation, tax and other matters.

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

The Company, the Purchaser and OriGene are engaged in a dispute over matters related to the Asset Sale. In May 2014, the parties reached preliminary agreement on the terms of a settlement of the disputes. (Note 4, Discontinued Operations)

In accordance with Accounting Standards Codification (ASC) 360, Property, Plant and Equipment, the results of operations, cash flow activity and assets and liabilities of the Life Sciences business were reclassified as a discontinued operation within the consolidated financial statements for the three months ended March 31, 2013. (Note 4, Discontinued Operations)

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

2.                         DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation and Interim Financial Statements

The accompanying unaudited consolidated interim financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  In the opinion of management, the accompanying consolidated interim financial statements include all adjustments (all of which are of a normal recurring nature) necessary for a fair presentation of the results of operations.  The interim operating results are not necessarily indicative of the results to be expected for the entire year.

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

The Company entered into contracts related to the production of custom antibodies, which provided for the performance of defined tasks for a fixed price, with delivery of the product upon completion of production. The standard time to complete a project was typically longer than 30 days but less than 12 months and effort was expended over the life of the project. Revenues related to sales of custom antibody projects were recognized when a project’s specifications had been met and/or the related materials had been shipped.

Fees associated with products and services added on to a custom antibody project subsequent to delivery of the initial project were billed monthly and recognized as revenue as the services and other deliverables were provided.

Use of Estimates

The preparation of the consolidated interim financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated interim financial statements, and the reported amounts of revenues and expenses during the period. These estimates include those made in connection with assessing the

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

valuation of accounts receivables, inventories, deferred tax assets and long-lived assets. Actual results could differ from these estimates.

3.                                      BASIC AND DILUTED LOSS PER SHARE

Basic loss per share (EPS) is computed by dividing net loss available for common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS, except that the dilutive effect of converting or exercising all potentially dilutive securities is also included in the denominator such as stock options and restricted stock units. Basic loss per share excludes potentially dilutive securities.  For the three month periods ended March 31, 2014 and 2013, conversion of stock options with exercise prices less than the market share price and unvested restricted shares totaling 0 and 495,000, respectively, into common share equivalents were excluded from this calculation because they were anti-dilutive, due to the net loss incurred in each of the periods.

	Three Months Ended
	March 31,
	2014	2013

Weighted average common shares outstanding	21,027,640	20,619,165

Shares used in computing basic loss per share	21,027,640	20,619,165

Dilutive effect of stock options and unvested restricted stock units	—	—

Shares used in computing diluted loss per share	21,027,640	20,619,165

4.                                      DISCONTINUED OPERATIONS

On July 12, 2013, the Company completed the sale of its Life Sciences products assets to SDIX LLC for approximately $16.0 million before transaction fees.  These assets included intellectual property, inventory, commercial contracts and equipment.  The Company recognized a gain on the sale of these assets, after transaction fees, of $2.3 million.

At the closing of the Asset Sale, $1.3 million of the purchase price was placed in escrow to satisfy any indemnification claims brought by April 12, 2014.  This amount is included in Restricted Cash on the Company’s Balance Sheet at March 31, 2014 and December 31, 2013.  In addition, the Asset Purchase Agreement provides for an adjustment to the purchase price based upon the actual working capital, as defined, on the closing date as compared to a working capital target amount.  The Company will record any changes to the purchase price resulting from a working capital adjustment as additional gain or loss on sale of assets upon the settlement of such payment.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

4.                                      Discontinued Operations (Continued)

Pursuant to the working capital adjustment provisions of the Asset Purchase Agreement, the Company indicated to the Purchaser and OriGene that the Company believes that application of these provisions requires Purchaser to make a payment to the Company of approximately $1.0 million under the Asset Purchase Agreement.  Purchaser and OriGene disputed the Company’s determination of this amount, and indicated to the Company that they believe that the Company owes the Purchaser approximately $400 pursuant to such provisions.  The Purchaser and OriGene have also indicated that they believe they may have claims for indemnification under the Asset Purchase Agreement.  The Company initiated formal legal action in Delaware to compel Purchaser and OriGene to comply with the working capital adjustment provisions of the Asset Purchase Agreement. Purchaser and OriGene filed a counter claim alleging a number of causes of action including breach of the Asset Purchase Agreement, fraud and tortious interference and seeking damages of more than $6.0 million, which includes $3.0 million of punitive damages that Purchaser and OriGene have since acknowledged they are not entitled to. In April 2014, the Company received an Indemnification Claim Notice from the Purchaser and OriGene making indemnification claims of approximately $630. The Company believes OriGene’s claims to be without merit and has defended such claims vigorously, including filing a motion to dismiss certain of OriGene’s claims.

In May 2014, the Company, the Purchaser and OriGene reached a preliminary agreement to settle all claims by all parties. The terms of the settlement call for the release of the $1.3 million in escrow to the Company, as well as the payment by the Purchaser and OriGene to the Company of an additional $250 pursuant to the working capital adjustment provisions of the Asset Purchase Agreement. The settlement is subject to the negotiation of definitive agreements, which the Company expects to complete during the second quarter of 2014.

In accordance with ASC 360, Property, Plant and Equipment, the results of operations, cash flow activity and assets and liabilities of the Life Sciences business were reclassified separately as a discontinued operation within the consolidated interim financial statements for the three months ended March 31, 2013.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

4.                                      Discontinued Operations (Continued)

The following tables presents key information associated with the operating results of the discontinued operation for the reporting periods included in the Company’s consolidated balance sheets and consolidated statements of operations:

Results of Operations of Discontinued Operations

Three Months Ended
March 31,
2013

Revenues	$3,383

Cost of sales	1,705

Gross profit	1,678

Operating expenses:
Research and development	486
Selling, general and administrative	2,327
Total operating expenses	2,813

Operating loss	(1,135)

Interest expense, net	3

Loss from discontinued operations	$(1,138)

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

SPECIALDIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

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

Share-based compensation expense recorded in the three month periods ended March 31, 2014 and 2013 is summarized as follows:

	Three Months Ended
	March 31,
	2014	2013

Stock options	$—	$77
Employee stock purchase plan	—	—
Restricted stock awards	—	43

Total share-based compensation expense	$—	$120

Share-based compensation expense is included in discontinued operations, and is recorded as a net operating activity from discontinued operations in the operating activities section of the Company’s consolidated statements of cash flows.

No options were exercised in the three month periods ended March 31, 2014 and 2013.  Proceeds received from employee payments into the ESPP in the three month periods ended March 31, 2013 were $2.  This amounts is recorded in the cash flows from financing activities section of the Company’s consolidated statements of cash flows.

Information with respect to the activity of outstanding stock options granted under the 2000 Plan and options granted separately from the 2000 Plan for the three months ended March 31, 2014 is summarized as follows:

			Weighted	Aggregate
	Number		Average Remaining	Instrinsic
	of Shares	Price Range	Contractual term	Value

Balance, January 1, 2014	1,479,494	$ 1.25 - $ 4.60

Granted	—
Cancelled / Forfeited	—

Balance, March 31, 2014	1,479,494	$ 1.25 - $ 4.60	4.1 years	$—

Vested and excercisable at March 31, 2014	1,129,494	$ 1.25 - $ 4.60	3.4 years	$—

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

The following table provides additional information about the Company’s stock options outstanding and exercisable at March 31, 2014:

	Options Outstanding			Options Exercisable
		Weighted Average			Wtd. Average
Range of	Number of	Remaining	Exercise	Number of	Exercise
Exercise Prices	Shares	Contractual Life	Price	Shares	Price

$ 1.25 - $ 1.85	1,062,452	4.3 Years	$1.50	712,452	$1.55
$ 2.00 - $ 2.25	300,000	4.2 Years	$2.16	300,000	$2.16
$ 3.69 - $ 4.60	117,042	1.6 Years	$4.17	117,042	$4.17
$ 1.19 - $ 4.65	1,479,494	4.1 Years	$1.84	1,129,494	$1.98

The Company had no unvested restricted stock as of December 31, 2013 and March 31, 2014.

6.                                      INCOME TAXES

The Company evaluates its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required.  The Company had a full valuation allowance offsetting its U.S. federal and state net deferred tax assets which primarily represent net operating loss carryforwards (“NOLs”) at December 31, 2013.  During the three month period ended March 31, 2014, the Company’s management concluded that the full valuation allowance for U.S. federal and state net deferred tax assets is appropriate as the facts and circumstances during the first three months of 2014 did not change management’s conclusion that a full valuation allowance is necessary.

The Company is subject to U.S. federal income tax, as well as income taxes of multiple state jurisdictions.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  At March 31, 2014, the Company had no interest or penalties accrued related to uncertain tax positions due to the available NOLs.

As of March 31, 2014, the Company provided a liability for approximately $619 of unrecognized tax benefits.  For the three months ended March 31, 2014, unrecognized tax benefits did not change.  For federal purposes, post-1992 tax years remain open to examination as a result of earlier net operating losses being utilized in recent years. For state purposes, the statute of limitations remains open in a similar manner for states that have generated net operating losses. The Company does not expect that the total amount of unrecognized tax benefits related to positions taken in prior periods will change significantly during the next 12 months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements reflecting the current expectations of Special Diversified Opportunities Inc. and its subsidiaries (the “Company” or “SDOI”). In addition, when used in this quarterly report, the words “anticipate,” “enable,” “estimate,” “intend,” “expect,” “believe,” “potential,” “may,” “will,” “should,” “project” and similar expressions as they relate to the Company are intended to identify said forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, which may cause actual results to differ from those anticipated at this time. Such risks and uncertainties include factors more fully described in the Company’s public filings with the SEC including, without limitation, the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Pursuant to the terms and conditions of the Asset Purchase Agreement, the Purchaser acquired all of the Company’s right, title, and interest in the Purchased Assets related exclusively to the Company’s Life Sciences Business, the product portfolio in respect of which includes a full suite of integrated capabilities, including antibody and assay design, development and production and the Company’s Advanced Technologies Business.  The Purchaser also assumed and agreed to discharge the Assumed Liabilities, as defined in the Asset Purchase Agreement.  The Parent unconditionally guaranteed Purchaser’s obligations in the Asset Purchase Agreement.  The purchase price for the Purchased Assets was $16.0 million, which is subject to a post-closing working capital adjustment.

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

Pursuant to the working capital adjustment provisions of the Asset Purchase Agreement, we indicated to the Purchaser and OriGene that we believe that application of these provisions requires Purchaser to make a payment to us of approximately $1.0 million under the Asset Purchase Agreement.  Purchaser and OriGene disputed our determination of this amount, and indicated to us that they believe that we owe Purchaser approximately $400,000 pursuant to such provisions.  Purchaser and OriGene also indicated that they believe they may have claims for indemnification under the Asset Purchase Agreement.  We have initiated formal legal action in Delaware to compel Purchaser to comply with the working capital adjustment provisions of the Asset Purchase Agreement and Purchasers have filed a counterclaim seeking compensatory and punitive damages for various alleged causes of action including  breaches of the Asset Purchase Agreement, fraud, tortious interference and defamation. In addition, in April 2014, we received an Indemnification Claim Notice from the Purchaser and OriGene making indemnification claims of approximately $630,000. We believe Purchaser’s and OriGene’s claims to be without merit and have defended such claims vigorously, including filing a motion to dismiss certain of the claims.

In May 2014, the parties reached a preliminary agreement to settle all claims. The terms of the settlement call for the release of the $1.3 million in escrow to us, as well as the payment by the Purchaser and OriGene to us of an additional $250,000 pursuant to the working capital adjustment provisions of the Asset Purchase Agreement. The settlement is subject to the negotiation of definitive agreements, which we expect to complete during the second quarter of 2014.

Overview

Prior to the completion of the Asset Sale, the Company was a biotechnology company with a core mission of developing, commercializing and marketing innovative and proprietary products, services and solutions that preserve and enhance the quality of human health and wellness.

Results of Operations

Three Months Ended March 31, 2014 versus Three Months Ended March 31, 2013

Selling, general and administrative

Selling, general and administrative expenses were $340,000 for the three months ended March 31, 2014 and $454,000 for the three months ended March 31, 2013. The decrease is primarily attributable to lower personnel costs in 2014. These costs reflect the levels of personnel and professional fees related to the minimal operations that the Company has been conducting following the consummation of the Asset Sale.

Income taxes

The Company recorded no income tax provision for the three-month periods ended March 31, 2014 and March 31, 2013.  The Company has full valuation allowances placed against U.S. federal and state deferred tax assets.

Loss from continuing operations

Loss from continuing operations was $340,000, or $0.02 per diluted share, for the three-month period ended March 31, 2014, and $456,000, or $0.02 per diluted share, for the three-month period ended March 31, 2013.  Diluted shares utilized in these computations were 21.0 million and 20.6 million for the 2014 and 2013 three-month periods respectively.

Loss from discontinued operations

The Company experienced no loss from discontinued operations in the three months ended March 31, 2014, after experiencing a loss from discontinued operations of the Company’s life sciences assets of $1.1 million, or $0.06 per diluted share, in the three-month period ended March 31, 2013.

Net loss

Net loss was $340,000 or $0.02 per diluted share, for the three-month period ended March 31, 2014, compared to a net loss of $1.6 million, or $0.08 per diluted share, for the same period in 2013. Diluted shares utilized were 21.0 million and 20.6 million for the 2014 and 2013 periods, respectively.

Liquidity and Capital Resources

The net cash used in operating activities was $277,000 for the first three months of 2014 compared to net cash used in operating activities of $1.8 million for the first three months of 2013.  The net cash used in operating activities in 2014 was primarily the result of the net loss incurred partially offset by an increase in accrued expenses. The net cash used in operating activities for the 2013 period was primarily the result of the net loss incurred and the use of cash by discontinued operations.

There was no cash used in investing activities in the three months ended March 31, 2014. Net cash used in investing activities of $277,000 for the first three months of 2013 related to the capital expenditures in the discontinued operations for the period.

There was no net cash used in financing activities in the three months ended March 31,2014. Net cash used in financing activities of $11,000 for the first three months of 2013 was attributable to scheduled debt repayments.  The Company’s working capital (current assets less current liabilities) was $25.0 million at March 31, 2014 compared to $25.3 million at December 31, 2013.

For the three months ended March 31, 2014, the Company satisfied all of its cash requirements from cash available and on-hand.

Based upon its cash and cash equivalents on hand, the Company believes it has, or has access to, sufficient resources to meet its operating requirements through at least the next 12 months

The Company’s ability to meet its long-term capital needs will depend on a number of factors, including  government regulation,  its successful sale of additional common stock and/or the Company successfully locating and obtaining other financing, and the success of the Company’s plan to make future acquisitions. Accordingly, no assurance can be given that the Company will be able to meet the future liquidity requirements that may arise from these inherent and similar uncertainties.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company has limited exposure to changing interest rates, and is currently not engaged in hedging activities.

Item 4. Controls and Procedures

(a)                                 Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)                                 Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting

PART II — OTHER INFORMATION

Item 6. Exhibits

31.1	Certifications of the Principal Executive Officer of Special Diversified Opportunities Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certifications of the Principal Financial Officer of Special Diversified Opportunities Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of the Principal Executive Officer of Special Diversified Opportunities Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer of Special Diversified Opportunities Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECIAL DIVERSIFIED OPPORTUNTIES INC.

Date: May 15, 2014	/s/ Philip T. Blazek
Philip T. Blazek President (Principal Executive Officer)

Date: May 15, 2014	/s/ Kevin J. Bratton
Kevin J. Bratton Vice President — Finance and Chief Financial Officer (Principal Financial and Accounting Officer)