Form 10-Q
period 2014-06-30
SPECIAL DIVERSIFIED OPPORTUNITIES INC.
filed 2014-08-14
CIK 911649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

As of July 31, 2014, there were 21,027,640 outstanding shares of the Registrant’s common stock, par value $.01 per share.

SPECIAL DIVERSIFIED OPPORTUNITIES INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPECIAL DIVIERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Current Assets :
Cash and cash equivalents	$25,539	$24,598
Restricted cash	—	1,300
Other current assets	94	66
Total current assets	25,633	25,964
Total assets	$25,633	$25,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities :
Accrued expenses	$724	$625
Total current liabilities	724	625

Stockholders’ Equity:
Preferred stock, $.01 par value, 20,920,648 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 21,434,267 shares issued at June 30, 2014 and December 31, 2013	217	217
Additional paid-in capital	44,146	44,143
Treasury stock, 406,627 common shares at cost at June 30, 2014 and December 31, 2013	(555)	(555)
Accumulated deficit	(18,899)	(18,466)
Total stockholders’ equity	24,909	25,339
Total liabilities and stockholders’ equity	$25,633	$25,964

The accompanying notes are an integral part of these statements.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$—	$—	$—	$—

Gross profit	—	—	—	—

Operating expenses:
Selling, general and administrative	345	480	685	934
Total operating expenses	345	480	685	934

Operating loss	(345)	(480)	(685)	(934)

Interest income (expense), net	2	(3)	2	(5)

Loss from continuing operations before taxes	(343)	(483)	(683)	(939)

Income tax expense	—	—	—	—

Loss from continuing operations, net of taxes	$(343)	$(483)	$(683)	$(939)

Income (loss) from discontinued operations	250	(1,266)	250	(2,404)

Net loss	$(93)	$(1,749)	$(433)	$(3,343)

Basic loss per share from continuing operations	$(0.02)	$(0.02)	$(0.03)	$(0.05)
Basic income (loss) per share from discontinued operations	0.01	(0.06)	0.01	(0.12)

Basic net loss per share	$(0.00)	$(0.08)	$(0.02)	$(0.16)

Shares used in computing basic net loss per share	21,027,640	20,664,944	21,027,640	20,642,306

Diluted loss per share from continuing operations	$(0.02)	$(0.02)	$(0.03)	$(0.05)
Diluted income (loss)per share from discontinued operations	0.01	(0.06)	0.01	(0.12)

Diluted net loss per share	$(0.00)	$(0.08)	$(0.02)	$(0.16)

Shares used in computing diluted net loss per share	21,027,640	20,664,944	21,027,640	20,642,306

The accompanying notes are an integral part of these statements.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net loss	$(93)	$(1,749)	$(433)	$(3,343)
Foreign currency translation adjustment	—	1	—	(48)

Comprehensive loss	$(93)	$(1,748)	$(433)	$(3,391)

The accompanying notes are an integral part of these statements

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months
	Ended June 30,
	2014	2013
Cash Flows from Operating Activities :
Net loss	$(433)	$(3,343)
Less: Income (loss) from discontinued operations	250	(2,404)
Loss from continuing operations	(683)	(939)
Adjustments to reconcile net loss to net cash used in operating activities :
Share-based compensation expense	3	—
Deferred income tax provision	—	16
(Increase) decrease in :
Other current assets	(28)	(278)
Increase (decrease) in :
Accrued expenses	99	(47)
Net operating activities from discontinued operations	250	(2,308)
Net cash used in operating activities	(359)	(3,556)

Cash Flows from Investing Activities :
Restricted cash	1,300	—
Net investing activities from discontinued operations	—	(515)
Net cash provided by (used in) investing activities	1,300	(515)

Cash Flows from Financing Activities :
Proceeds from employee stock purchase plan	—	4
Net financing activities from discontinued operations	—	(37)
Net cash used in financing activities	—	(33)

Effect of exchange rate changes on cash	—	(48)

Net increase (decrease) in Cash and Cash Equivalents	941	(4,152)

Cash and Cash Equivalents, Beginning of Period	24,598	18,145

Cash and Cash Equivalents, End of Period	$25,539	$13,993

Supplemental Cash Flow Disclosure :

Cash paid for taxes, net of tax refunds	6	39

Cash paid for interest	—	14

Noncash investing activity, purchase of property and equipment	—	50

Noncash investing activity, capital lease obligations	—	254

The accompanying notes are an integral part of these statements.

SPECIAL DIVERSIFIED OPPORTUNITES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

1. ASSET SALE

On April 5, 2013, Special Diversified Opportunities Inc. (f/k/a Strategic Diagnostics Inc.) (“SDOI” or the “Company”), SDIX LLC, a Delaware limited liability company (the “Purchaser”) and OriGene Technologies, Inc., a Delaware corporation and the ultimate parent of the Purchaser (“Parent” or “OriGene”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) pursuant to which the Company agreed, subject to certain terms and conditions including stockholder approval, to sell to the Purchaser substantially all of the Company’s rights, title and interest in substantially all of the Company’s non-cash assets related to the Life Sciences Business (the “Asset Sale”).

At a special meeting of the stockholders of the Company held on July 10, 2013, the stockholders approved the Asset Sale as contemplated by the Asset Purchase Agreement.  On July 12, 2013 the Company completed the Asset Sale.

Pursuant to the terms and conditions of the Asset Purchase Agreement, the Purchaser acquired all of the Company’s rights, title, and interest in substantially all of the assets, equipment, inventory, and intellectual property (the “Purchased Assets”) related exclusively to the Company’s Life Sciences Business, the product portfolio in respect of which includes a full suite of integrated capabilities, including antibody and assay design, development and production and the Company’s Advanced Technologies Business.  The Purchaser also assumed and agreed to discharge the Assumed Liabilities, as defined in the Asset Purchase Agreement.  Parent unconditionally guaranteed Purchaser’s obligations in the Asset Purchase Agreement.  The purchase price for the Purchased Assets was $16,000, which was subject to a post-closing working capital adjustment.

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

In May 2014, the Company, the Purchaser and OriGene reached a settlement of all outstanding disputes over matters related to the Asset Sale. (Note 4, Discontinued Operations)  Under the terms of the settlement, the Company received additional proceeds of $250 for the working capital adjustment.

In accordance with Accounting Standards Codification (ASC) 360, Property, Plant and Equipment, the results of operations, cash flow activity and assets and liabilities of the Life Sciences Business were reclassified as a discontinued operation within the consolidated financial statements for the three and six month periods ended June 30, 2013. (Note 4, Discontinued Operations)

SPECIAL DIVERSIFIED OPPORTUNITES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

2.                        DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

The Company is a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934. The Company’s board of directors is exploring strategic alternatives to deploy the proceeds of the Asset Sale, which may include future acquisitions, a merger with another company, or other actions to redeploy capital, including, without limitation, distribution of cash to our shareholders.

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

Revenues composed of sales of certain antibodies and immunochemical reagents were recognized upon the shipment of the product and transfer of title, or when related services were provided. Revenues associated with such products or services were recognized when persuasive evidence of an order existed, shipment of product had occurred or services had been provided, the price was fixed and determinable and collectability was reasonably assured. Management was required to make judgments based on actual experience about whether or not collectability was reasonably assured.

The Company entered into contracts related to the production of custom antibodies, which provided for the performance of defined tasks for a fixed price, with delivery of the product upon completion of production. The standard time to complete a project was typically longer than 30 days but less than 12 months, and effort was expended over the life of the project. Revenues related to sales of custom antibody projects were recognized when a project’s specifications had been met and the related materials had been shipped.

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

3.                        BASIC AND DILUTED LOSS PER SHARE

Basic loss per share (EPS) is computed by dividing net loss available for common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS, except that the dilutive effect of converting or exercising all potentially dilutive securities is also included in the denominator such as stock options and restricted stock units. Basic loss per share excludes potentially dilutive securities.  For the three month periods ended June 30, 2014 and 2013, conversion of stock options with exercise prices less than the market share price and unvested restricted shares totaling 0 and 356,668, respectively, into common share equivalents, and for the six month periods ended June 30, 2014 and 2013, conversion of stock options with exercise prices less than the market share price and unvested restricted shares totaling 0 and 356,668, respectively, into common share equivalents, were excluded from this calculation because they were anti-dilutive, due to the net loss incurred in each of the periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Weighted average common shares outstanding	21,027,640	20,664,944	21,027,640	20,642,306

Shares used in computing basic loss per share	21,027,640	20,664,944	21,027,640	20,642,306

Dilutive effect of stock options and unvested restricted stock units	—	—	—	—

Shares used in computing diluted loss per share	21,027,640	20,664,944	21,027,640	20,642,306

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

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

4.                        DISCONTINUED OPERATIONS (Continued)

The Company had the opportunity to receive additional consideration of up to $600 if it was able to meet certain conditions by April 30, 2013 as provided for in the Asset Purchase Agreement.  As of June 30, 2013, the Company received $150 pursuant to this additional consideration, and it is recorded in income (loss) from discontinued operations as a gain on sale of assets in the Company’s financial results for the three and six month periods ended June 30, 2013.  On July 26, 2013, the Company received an additional $150 pursuant to this additional consideration, which was recorded as a gain on sale of assets in the Company’s third fiscal quarter.  The Company will not receive the remaining $300 related to this additional consideration.

On July 12, 2013, the Company completed the sale of its Life Sciences products assets to SDIX LLC for approximately $16,000 before transaction fees. These assets included intellectual property, inventory, commercial contracts and equipment. The Company recognized a gain on the sale of these assets, after transaction fees, of $2,300 before any working capital adjustment as provided for in the Asset Purchase Agreement.

At the closing of the Asset Sale, $1,300 of the purchase price was placed in escrow to satisfy any indemnification claims brought by April 12, 2014. This amount was included in Restricted Cash on the Company’s Balance Sheet at December 31, 2013. In addition, the Asset Purchase Agreement provided for an adjustment to the purchase price based upon the actual working capital, as defined, on the closing date as compared to a working capital target.

Pursuant to the working capital adjustment provisions of the Asset Purchase Agreement, the Company indicated to the Purchaser and OriGene that the Company believed that application of these provisions required Purchaser to make a payment to the Company of approximately $1,000 under the Asset Purchase Agreement.  Purchaser and OriGene disputed the Company’s determination of this amount, and indicated to the Company that they believed that the Company owed the Purchaser approximately $400 pursuant to such provisions.  The Purchaser and OriGene also indicated that they believed they might have claims for indemnification under the Asset Purchase Agreement.  The Company initiated formal legal action in Delaware to compel Purchaser and OriGene to comply with the working capital adjustment provisions of the Asset Purchase Agreement. Purchaser and OriGene filed a counter claim alleging a number of causes of action including breach of the Asset Purchase Agreement, fraud and tortious interference and seeking damages of more than $6,000, which included $3,000 of punitive damages that Purchaser and OriGene have since acknowledged they are not entitled to. In April 2014, the Company received an Indemnification Claim Notice from the Purchaser and OriGene making indemnification claims of approximately $630. The Company believed OriGene’s claims to be without merit and filed a motion to dismiss certain of OriGene’s claims.

In May 2014, the Company, the Purchaser and OriGene reached a settlement of all claims by all parties. The terms of the settlement call for the release of the $1,300 in escrow to the Company, as well as the payment by the Purchaser and OriGene to the Company of an additional $250 pursuant to the working capital adjustment provisions of the Asset Purchase Agreement. This payment has been recorded in income (loss) from discontinued operations as gain on sale on the Consolidated Statements of Operations for the three and six months ended June 30, 2014.

In accordance with ASC 360, Property, Plant and Equipment, the results of operations, cash flow activity and assets and liabilities of the Life Sciences business were reclassified separately as a discontinued operation within the consolidated interim financial statements for the periods ended June 30, 2013.

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

(in thousands, except share and per share data)

(unaudited)

4.                        DISCONTINUED OPERATIONS (Continued)

The following table presents key information associated with the operating results of the discontinued operation for the reporting periods included in the Company’s consolidated statements of operations:

Results of Operations of Discontinued Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$—	$3,630	$—	$7,013

Cost of sales	—	2,273	—	3,978

Gross profit	—	1,357	—	3,035

Operating expenses:
Research and development	—	422	—	908
Selling, general and administrative	—	2,331	—	4,658
Gain on sale of assets	(250)	(150)	(250)	(150)
Total operating expenses	(250)	2,603	(250)	5,416

Operating income	250	(1,246)	250	(2,381)

Interest expense	—	6	—	9

Income (loss) from discontinued operations before income taxes	250	(1,252)	250	(2,390)

Income tax expense	—	14	—	14

Income from discontinued operations	$250	$(1,266)	$250	$(2,404)

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

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

Share-based compensation expense recorded in the three and six month periods ended June 30, 2014 and 2013 is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Stock options	$3	$75	$3	$152
Employee stock purchase plan	—	1	—	1
Restricted stock awards	—	73	—	116

Total share-based compensation expense	$3	$149	$3	$269

Share-based compensation expense is a component of selling, general and administrative expense, and is recorded as a non-cash expense in the operating activities section of the Company’s consolidated statements of cash flows.

No options were exercised in the six month periods ended June 30, 2014 and 2013.  Proceeds received from employee payments into the ESPP in the six month periods ended June 30, 2014 and 2013, were $0 and $4 respectively.  These amounts are recorded in the cash flows from financing activities section of the Company’s consolidated statements of cash flows.

Information with respect to the activity of outstanding stock options granted under the 2000 Plan and options granted separately from the 2000 Plan for the six months ended June 30, 2013 is summarized as follows:

			Weighted	Aggregate
	Number		Average Remaining	Instrinsic
	of Shares	Price Range	Contractual term	Value

Balance, January 1, 2014	1,479,494	$ 1.25 - $ 4.60

Granted	23,076	$ 1.30 - $ 1.30
Cancelled / Forfeited	—	—

Balance, June 30, 2014	1,502,570	$ 1.25 - $ 4.60	3.7 years	$—

Vested and excercisable at June 30, 2014	1,137,186	$ 1.25 - $ 4.60	2.9 years	$—

Expected to vest as of June 30, 2014	1,152,570	$ 1.25 - $ 4.60	3.0 years	$—

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

During the six month period ended June 30, 2014, there were 23,076 options granted with a weighted average grant date fair value, based on a Black-Scholes option pricing model, of $0.40 per share.  The assumptions used in the Black-Scholes model are as follows: dividend yield 0%, expected volatility 37.9%, risk-free interest rate 1.71% and expected life of 5.5 years.  The Company uses the Simplified Method for determining the expected life of options granted to employees which is computed using the sum of the average vesting period and the contractual life of the option and dividing by two, for all periods presented.  The Company uses the contractual life of the option to determine the expected life of the option for nonemployees.

The following table provides additional information about the Company’s stock options outstanding and exercisable at June 30, 2014:

	Options Outstanding			Options Exercisable
		Weighted Average			Wtd. Average
Range of	Number of	Remaining	Exercise	Number of	Exercise
Exercise Prices	Shares	Contractual Life	Price	Shares	Price

$ 1.25 - $ 1.85	1,085,528	4.0 Years	$1.49	720,144	$1.55
$ 2.00 - $ 2.25	300,000	3.7 Years	$2.16	300,000	$2.16
$ 3.69 - $ 4.60	117,042	1.1 Years	$4.17	117,072	$4.17
$ 1.25 - $ 4.60	1,502,570	3.7 Years	$1.83	1,137,216	$1.98

The Company had no unvested restricted stock as of December 31, 2013 or June 30, 2014.

6.                        INCOME TAXES

The Company evaluates its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required.  The Company had a full valuation allowance offsetting its U.S. federal and state net deferred tax assets which primarily represent net operating loss carryforwards (“NOLs”) at December 31, 2013.  During the six month period ended June 30, 2014, the Company’s management concluded that the full valuation allowance for U.S. federal and state net deferred tax assets is appropriate as the facts and circumstances during the first six months of 2014 did not change management’s conclusion that a full valuation allowance is necessary.

The Company is subject to U.S. federal income tax, as well as income taxes of multiple state jurisdictions.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  At June 30, 2014, the Company had no interest or penalties accrued related to uncertain tax positions due to the available NOLs.

As of June 30, 2014, the Company provided a liability for approximately $619 of unrecognized tax benefits.  For the six months ended June 30, 2013, unrecognized tax benefits did not change. For federal purposes, post-1992 tax years remain open to examination as a result of earlier net operating losses being utilized in recent years. For state purposes, the statute of limitations remains open in a similar manner for states that have generated operating losses. The Company does not expect that the total amounts of unrecognized tax benefits related to positions taken in prior period will change significantly during the next 12 months.

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

Introductory Note

On April 5, 2013, Special Diversified Opportunities Inc. (f/k/a Strategic Diagnostics Inc.) (“SDOI” or the “Company”), SDIX LLC, a Delaware limited liability company (the “Purchaser”) and OriGene Technologies, Inc., a Delaware corporation and the ultimate parent of the Purchaser (“Parent” or “OriGene”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) pursuant to which the Company agreed, subject to certain terms and conditions including stockholder approval, to sell to Purchaser substantially all of the Company’s rights, title and interest in substantially all of the Company’s non-cash assets related to the Life Sciences Business (the “Asset Sale”).

At a special meeting of the stockholders of the Company held on July 10, 2013, the stockholders approved the Asset Sale as contemplated by the Asset Purchase Agreement.  On July 12, 2013 the Company completed the Asset Sale.

Pursuant to the terms and conditions of the Asset Purchase Agreement, the Purchaser acquired all of the Company’s right, title, and interest in the Purchased Assets related exclusively to the Company’s Life Sciences

Business, the product portfolio in respect of which includes a full suite of integrated capabilities, including antibody and assay design, development and production and the Advanced Technologies Business.  The Purchaser also assumed and agreed to discharge the Assumed Liabilities, as defined in the Asset Purchase Agreement.  Parent unconditionally guaranteed Purchaser’s obligations in the Asset Purchase Agreement.  The purchase price for the Purchased Assets was $16.0 million, which was subject to a post-closing working capital adjustment.

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

In May 2014, the Company, the Purchaser and OriGene reached a settlement of all claims by all parties. The terms of the settlement call for the release of the $1.3 million in escrow to the Company, as well as the payment by the Purchaser and OriGene to the Company of an additional $250,000 pursuant to the working capital adjustment provisions of the Asset Purchase Agreement. This payment has been recorded as gain on sale on the Consolidated Statements of Operations for the three and six months ended June 30, 2014.

As a result of the Asset Sale, the Company no longer owns its historical operating assets, and its past business operations have been discontinued.

Overview

Prior to the completion of the Asset Sale, the Company was a biotechnology company with a core mission of developing, commercializing and marketing innovative and proprietary products, services and solutions that preserve and enhance the quality of human health and wellness. The Company is presently a shell company and the Company’s board of directors is exploring strategic alternatives to deploy the proceeds of the Asset Sale.

Results of Operations

Three Months Ended June 30, 2014 versus Three Months Ended June 30, 2013

Selling, general and administrative

Selling, general and administrative expenses were $345,000 for the three month period ended June 30, 2014 and $480,000 for the three month period ended June 30, 2013.  The decrease was primarily attributable to lower personnel costs. Selling, general and administrative expenses reflect the levels of personnel and professional fees related to the minimal operations that the Company has been conducting following the consummation of the Asset Sale.

Income taxes

The Company recorded no income tax provision for the three-month periods ended June 30, 2014 and June 30, 2013.  The Company has full valuation allowances placed against U.S. federal and state deferred tax assets.

Loss from continuing operations

Loss from continuing operations was $343,000, or $0.02 per diluted share, for the three month period ended June 30, 2014, and $483,000, or $0.02 per diluted share, for the three month period ended June 30, 2013.  Diluted shares utilized in these computations were 21.0 million and 20.7 million for the 2014 and 2013 three month periods, respectively.

Income (loss) from discontinued operations

Income from discontinued operations of $250,000 in the three months ended June 30, 2014 represents the working capital adjustment for the Asset Sale in accordance with the settlement agreement between the Company, the Purchaser and OriGene. The Company experienced a loss from discontinued operations of the Company’s life science assets of $1.4 million in the three months ended June 30, 2013, partially offset by additional consideration of $150,000 related to the sale of the Company’s food safety assets.

Net loss

Net loss was $93,000, or $0.00 per diluted share, for the three month period ended June 30, 2014, compared to a net loss of $1.7 million, or $0.08 per diluted share, for the same period in 2013. Diluted shares utilized were 21.0 million and 20.7 million for the 2014 and 2013 periods, respectively.

Six Months Ended June 30, 2014 versus Six Months Ended June 30, 2013

Selling, general and administrative

Selling, general and administrative expenses were $685,000 for the six month period ended June 30, 2014 and $939,000 for the six month period ended June 30, 2013.  The decrease was primarily attributable to lower personnel costs.

Income taxes

The Company recorded no income tax provision for the six month periods ended June 30, 2014 and June 30, 2013.  The Company has full valuation allowances placed against U.S. federal and state deferred tax assets.

Loss from continuing operations

Loss from continuing operations was $683,000, or $0.03 per diluted share, for the six month period ended June 30, 2014, and $939,000, or $0.05 per diluted share, for the six month period ended June 30, 2013.  Diluted shares utilized in these computations were 21.0 million and 20.6 million for the 2014 and 2013 six month periods, respectively.

Income (loss)from discontinued operations

Income from the Company’s discontinued operations of its life science assets was $250,000 for the six month period ended June 30, 2014 representing the working capital adjustment on the Asset Sale in accordance with the settlement with the Purchaser and OriGene. The loss from the discontinued operations of the life science assets for the six months ended June 30, 2013 was $2.6 million, partially reduced by $150,000 of additional consideration in connection with the sale of the Company’s food safety assets. Income per share from discontinued operations was $0.01 per diluted share for the six month period ended June 30, 2014 as compared with a loss from discontinued operations of and $0.12 per diluted share for the six month period ended June 30, 2013.

Net loss

Net loss was $433,000, or $0.02 per diluted share, for the six month period ended June 30, 2014, compared to a net loss of $3.3 million, or $0.16 per diluted share, for the same period in 2013. Diluted shares utilized were 21.0 million and 20.6 million for the 2014 and 2013 periods, respectively.

Liquidity and Capital Resources

The net cash used in operating activities was $359,000 for the first six months of 2014 compared to net cash used in operating activities of $3.6 million for the first six months of 2013.  The net cash used in operating activities for the 2014 period was primarily the result of the net loss incurred, partially reduced by an increase in accrued expenses.  The net cash used in operating activities for the 2013 period was primarily the result of the net loss incurred and the use of cash by discontinued operations.

Net cash provided by investing activities of $1.3 million for the first six months of 2014 was attributable to the receipt of the Asset Sale proceeds that had been placed in escrow at the closing. These funds were released in connection with the settlement agreement with SDIX LLC and OriGene.  Net cash used in investing activities of $515,000 for the first six months of 2013 related to the capital expenditures in the discontinued operations for the period.

There was no cash used in financing activities in the six months ended June 30, 2014.  Net cash used in financing activities of $33,000 for the first six months of 2013 was the result financing activities from discontinued operations, primarily scheduled debt repayments.

The Company’s working capital (current assets less current liabilities) was $24.9 million at June 30, 2014 compared to $25.3 million at December 31, 2013.

For the six months ended June 30, 2014, the Company satisfied all of its cash requirements from cash on-hand.

Based upon its cash and cash equivalents on hand, the Company believes it has sufficient resources to meet its operating requirements through at least the next 12 months.

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

Item 4. Controls and Procedures

(a)                    Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and recorded within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)                   Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting

PART II — OTHER INFORMATION

Item 6. Exhibits

31.1*	Certifications of the Principal Executive Officer of Special Diversified Opportunities Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certifications of the Principal Financial Officer of Special Diversified Opportunities Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1+	Certification of the Principal Executive Officer of Special Diversified Opportunities Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2+	Certification of the Principal Financial Officer of Special Diversified Opportunities Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

+ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECIAL DIVERSIFIED OPPORTUNITIES INC.

Date: August 14, 2014	/s/ Philip Blazek
Philip Blazek
President
(Principal Executive Officer)

Date: August 14, 2014	/s/ Kevin J. Bratton
Kevin J. Bratton
Vice President — Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)