Form 10-Q
period 2014-09-30
SPECIAL DIVERSIFIED OPPORTUNITIES INC.
filed 2014-11-14
CIK 911649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

As of October 31, 2014, there were 21,027,640 outstanding shares of the Registrant’s common stock, par value $.01 per share.

SPECIAL DIVERSIFIED OPPORTUNITIES INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPECIAL DIVIERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Current Assets :
Cash and cash equivalents	$25,023	$24,598
Restricted cash	—	1,300
Other current assets	43	66
Total current assets	25,066	25,964
Total assets	$25,066	$25,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities :
Accrued expenses	$417	$625
Total current liabilities	417	625

Stockholders’ Equity:
Preferred stock, $.01 par value, 20,920,648 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 21,434,267 shares issued at September 30, 2014 and December 31, 2013	217	217
Additional paid-in capital	44,147	44,143
Treasury stock, 406,627 common shares at cost at September 30, 2014 and December 31, 2013	(555)	(555)
Accumulated deficit	(19,160)	(18,466)
Total stockholders’ equity	24,649	25,339
Total liabilities and stockholders’ equity	$25,066	$25,964

The accompanying notes are an integral part of these statements.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues	$—	$—	$—	$—

Gross profit	—	—	—	—

Operating expenses:
Selling, general and administrative	261	427	946	1,361
Total operating expenses	261	427	946	1,361

Operating loss	(261)	(427)	(946)	(1,361)

Interest income (expense), net	—	(1)	2	(6)

Loss from continuing operations before taxes	(261)	(428)	(944)	(1,367)

Income tax expense	—	—	—	—

Loss from continuing operations, net of taxes	$(261)	$(428)	$(944)	$(1,367)

Income from discontinued operations	—	3,039	250	635

Net income (loss)	$(261)	$2,611	$(694)	$(732)

Basic loss per share from continuing operations	$(0.01)	$(0.02)	$(0.04)	$(0.07)
Basic income per share from discontinued operations	0.00	0.14	0.01	0.03

Basic net income (loss) per share	$(0.01)	$0.12	$(0.03)	$(0.04)

Shares used in computing basic net loss per share	21,027,640	21,061,547	21,027,640	20,781,885

Diluted loss per share from continuing operations	$(0.01)	$(0.02)	$(0.04)	$(0.07)
Diluted income per share from discontinued operations	0.00	0.14	0.01	0.03

Diluted net income (loss) per share	$(0.01)	$0.12	$(0.03)	$(0.04)

Shares used in computing diluted net income (loss) per share	21,027,640	21,061,547	21,027,640	20,781,885

The accompanying notes are an integral part of these statements.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income (loss)	$(261)	$2,611	$(694)	$(732)

Foreign currency translation adjustment	—	(9)	—	(57)

Reclassification of translation adjustment to discontinued operations	—	291	—	291

Comprehensive income (loss)	$(261)	$2,893	$(694)	$(498)

The accompanying notes are an integral part of these statements

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Nine Months
	Ended September 30,
	2014	2013
Cash Flows from Operating Activities :
Net loss	$(694)	$(732)
Less: Income from discontinued operations	250	635
Loss from continuing operations	(944)	(1,367)
Adjustments to reconcile net loss to net cash used in operating activities :
Share-based compensation expense	4	—
(Increase) decrease in :
Other current assets	23	(163)

Increase (decrease) in :
Accrued expenses	(208)	(1,229)
Accounts payable		66
Net operating activities from discontinued operations	250	311
Net cash used in operating activities	(875)	(2,382)

Cash Flows from Investing Activities :
Net proceeds from sale of discontinued operations	—	10,142
Restricted cash	1,300	—
Net investing activities from discontinued operations	—	(569)
Net cash used in investing activities	1,300	9,573

Cash Flows from Financing Activities :
Proceeds from employee stock purchase plan	—	9
Proceeds from employee restricted share purchase	—	4
Purchase of employee restricted shares for withholding taxes	—	(213)
Net financing activities from discontinued operations	—	(37)
Net cash provided by (used in) financing activities	—	(237)

Effect of exchange rate changes on cash	—	(57)

Net increase (decrease) in Cash and Cash Equivalents	425	6,897

Cash and Cash Equivalents, Beginning of Period	24,598	18,145

Cash and Cash Equivalents, End of Period	$25,023	$25,042

Supplemental Cash Flow Disclosure :

Cash paid for taxes, net of tax refunds	24	48

Cash paid for interest	—	15

Noncash investing activity, restricted cash proceeds from sale of discontinued operations	—	1,300

Noncash investing activity from discontinued operations	—	254

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

In May 2014, the Company, the Purchaser and OriGene reached a settlement of all outstanding disputes over matters related to the Asset Sale (Note 4, Discontinued Operations).  Under the terms of the settlement, the Company received additional proceeds of $250 for the working capital adjustment and the $1,300 held in escrow was released.

In accordance with Accounting Standards Codification (ASC) 360, Property, Plant and Equipment, the results of operations, cash flow activity and assets and liabilities of the Life Sciences Business were reclassified as a discontinued operation within the consolidated financial statements for the three and nine month periods ended September 30, 2013 (Note 4, Discontinued Operations).

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

3.                         BASIC AND DILUTED LOSS PER SHARE

Basic loss per share (EPS) is computed by dividing net loss available for common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS, except that the dilutive effect of converting or exercising all potentially dilutive securities is also included in the denominator such as stock options and restricted stock units. Basic loss per share excludes potentially dilutive securities.  For the three and nine month periods ended September 30, 2014 and 2013, there were no conversion of stock options with exercise prices less than the market share price and unvested restricted shares into common share equivalents excluded from this calculation because they were anti-dilutive, due to the net loss incurred in each of the periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Weighted average common shares outstanding	21,027,640	21,061,547	21,027,640	20,781,885

Shares used in computing basic loss per share	21,027,640	21,061,547	21,027,640	20,781,885

Dilutive effect of stock options and unvested restricted stock units	—	—	—	—

Shares used in computing diluted loss per share	21,027,640	21,061,547	21,027,640	20,781,885

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

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

4.                         DISCONTINUED OPERATIONS (Continued)

The Company had the opportunity to receive additional consideration of up to $600 if it was able to meet certain conditions by April 30, 2013 as provided for in the Asset Purchase Agreement.  As of June 30, 2013, the Company received $150 pursuant to this additional consideration, and it was recorded in income (loss) from discontinued operations as a gain on sale of assets in the Company’s financial results for the three month period ended June 30, 2013.  On July 26, 2013, the Company received an additional $150 pursuant to this additional consideration, which was recorded as a gain on sale of assets in the three month period ended September 30, 2013.  The Company will not receive the remaining $300 related to this additional consideration.

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

In May 2014, the Company, the Purchaser and OriGene reached a settlement of all claims by all parties. The terms of the settlement called for the release of the $1,300 in escrow to the Company, as well as the payment by the Purchaser and OriGene to the Company of an additional $250 pursuant to the working capital adjustment provisions of the Asset Purchase Agreement. This payment was recorded in income (loss) from discontinued operations as gain on sale on the Consolidated Statements of Operations for the three months ended June 30, 2014.

In accordance with ASC 360, Property, Plant and Equipment, the results of operations, cash flow activity and assets and liabilities of the Life Sciences business were reclassified separately as a discontinued operation within the consolidated interim financial statements for the periods ended September 30, 2013.

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
(in thousands, except share and per share data)
(unaudited)

4.                         DISCONTINUED OPERATIONS (Continued)

The following table presents key information associated with the operating results of the discontinued operation for the reporting periods included in the Company’s consolidated statements of operations:

Results of Operations of Discontinued Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues	$—	$551	$—	$7,564

Cost of sales	—	439	—	4,417

Gross profit	—	112	—	3,147

Operating expenses:
Research and development	—	52	—	960
Selling, general and administrative	—	455	—	4,354
Gain on sale of assets	—	(3,434)	(250)	(2,825)
Total operating expenses	—	(2,927)	(250)	2,489

Operating income	—	3,039	250	658

Interest expense	—	—	—	(9)

Income (loss) from discontinued operations before income taxes	—	3,039	250	649

Income tax expense	—	—	—	14

Income from discontinued operations	$—	$3,039	$250	$635

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

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

Share-based compensation expense recorded in the three and nine month periods ended September 30, 2014 and 2013 is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Stock options	$1	$431	$4	$583
Employee stock purchase plan	—	—	—	1
Restricted stock awards	—	738	—	854

Total share-based compensation expense	$1	$1,169	$4	$1,438

Share-based compensation expense is a component of selling, general and administrative expense, and is recorded as a non-cash expense in the operating activities section of the Company’s consolidated statements of cash flows.

No options were exercised in the nine month periods ended September 30, 2014 and 2013.  Proceeds received from employee payments into the ESPP in the nine month periods ended September 30, 2014 and 2013 were $0 and $4, respectively.  These amounts are recorded in the cash flows from financing activities section of the Company’s consolidated statements of cash flows.

Information with respect to the activity of outstanding stock options granted under the 2000 Plan and options granted separately from the 2000 Plan for the nine months ended September 30, 2014 is summarized as follows:

					Weighted	Aggregate
	Number				Average Remaining	Instrinsic
	of Shares	Price Range			Contractual term	Value

Balance, January 1, 2014	1,479,494	$1.25	-	$4.60

Granted	23,076	$1.30	-	$1.30
Cancelled / Forfeited	(528,000)	$1.50	-	$4.60

Balance, September 30, 2014	974,570	$1.25	-	$4.60	5.4 years	$—

Vested and excercisable at September 30, 2014	609,186	$1.25	-	$4.60	5.1 years	$—

Expected to vest as of September 30, 2014	624,570	$1.25	-	$4.60	5.2 years	$—

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

During the nine month period ended September 30, 2014, there were 23,076 options granted with a weighted average grant date fair value, based on a Black-Scholes option pricing model, of $0.40 per share.  The assumptions used in the Black-Scholes model are as follows: dividend yield 0%, expected volatility 37.9%, risk-free interest rate 1.71% and expected life of 5.5 years.  The Company uses the Simplified Method for determining the expected life of options granted to employees which is computed using the sum of the average vesting period and the contractual life of the option and dividing by two, for all periods presented.  The Company uses the contractual life of the option to determine the expected life of the option for nonemployees.

The following table provides additional information about the Company’s stock options outstanding and exercisable at September 30, 2014:

	Options Outstanding			Options Exercisable
		Weighted Average			Wtd. Average
Range of	Number of	Remaining	Exercise	Number of	Exercise
Exercise Prices	Shares	Contractual Life	Price	Shares	Price

$ 1.25 - $ 1.85	767,528	5.3 Years	$1.48	402,144	$1.55
$ 2.00 - $ 2.25	175,000	6.0 Years	$2.13	175,000	$2.13
$ 3.69 - $ 4.60	32,042	3.6 Years	$3.72	32,042	$3.72
$ 1.25 - $ 4.60	974,570	5.4 Years	$1.67	609,186	$1.83

The Company had no unvested restricted stock as of December 31, 2013 or September 30, 2014.

6.                         INCOME TAXES

The Company evaluates its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required.  The Company had a full valuation allowance offsetting its U.S. federal and state net deferred tax assets which primarily represent net operating loss carryforwards (“NOLs”) at December 31, 2013.  During the nine month period ended September 30, 2014, the Company’s management concluded that the full valuation allowance for U.S. federal and state net deferred tax assets is appropriate as the facts and circumstances during the first nine months of 2014 did not change management’s conclusion that a full valuation allowance is necessary.

The Company is subject to U.S. federal income tax, as well as income taxes of multiple state jurisdictions.   The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  At September 30, 2014, the Company had no interest or penalties accrued related to uncertain tax positions due to the available NOLs.

The Company has provided a liability for approximately $619 of unrecognized tax benefits as of December 31, 2013 and September 30, 2014.  For federal purposes, tax years subsequent to 1996 remain open to examination as a result of earlier net operating losses being utilized in recent years. For state purposes, the statute of limitations remains open in a similar manner for states that have generated operating losses. The Company does not expect that the total amounts of unrecognized tax benefits related to positions taken in prior period will change significantly during the next 12 months.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

7. SUBSEQUENT EVENT

On October 15, 2014 (the “Rights Dividend Declaration Date”), the Company’s Board of Directors (the “Board of Directors”) adopted a Section 382 rights plan (the “Section 382 Rights Plan”) and declared a dividend distribution of one Right (as defined below) for each outstanding share of common stock of the Company to stockholders of record at the close of business on October 29, 2014.

The Section 382 Rights Plan is intended to act as a deterrent to any person (an “Acquiring Person”) acquiring (together with all affiliates and associates of such person) beneficial ownership of 4.99% or more of the Company’s outstanding Common Stock within the meaning of Section 382 of the Code, without the approval of the Board of Directors. Stockholders who beneficially own 4.99% or more of the Company’s outstanding Common Stock as of the Rights Dividend Declaration Date will not be deemed to be an Acquiring Person, but such person will be deemed an Acquiring Person if such person (together with all affiliates and associates of such person) becomes the beneficial owner of securities representing a percentage of the Common Stock that exceeds by 1.0% or more the lowest percentage of beneficial ownership of the Common Stock that such person had at any time since the Rights Dividend Declaration Date.

The Rights.  On the Rights Dividend Declaration Date, the Board of Directors authorized the issuance of one right (a “Right”) for each outstanding share of the Common Stock to the Company’s stockholders of record as of October 29, 2014. Subject to the terms, provisions and conditions of the Section 382 Rights Agreement, if the Rights become exercisable, each Right would initially represent the right to purchase from the Company one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock, par value $0.01 per share, for a purchase price of $5.00 per Right (the “Purchase Price”). If issued, each fractional share of Series A Junior Participating Preferred Stock would give the stockholder approximately the same dividend, voting and liquidation rights as does one share of the Common Stock. However, prior to exercise, a Right does not give its holder any rights as a stockholder of the Company, including any dividend, voting or liquidation rights.

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

In May 2014, the Company, the Purchaser and OriGene reached a settlement of all claims by all parties. The terms of the settlement called for the release of the $1.3 million in escrow to the Company, as well as the payment by the Purchaser and OriGene to the Company of an additional $250,000 pursuant to the working capital adjustment provisions of the Asset Purchase Agreement. This payment was recorded as gain on sale on the Consolidated Statements of Operations for the three months ended June 30, 2014.

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

Results of Operations

Three Months Ended September 30, 2014 versus Three Months Ended September 30, 2013

Selling, general and administrative

Selling, general and administrative expenses were $261,000 for the three month period ended September 30, 2014 and $427,000 for the three month period ended September 30, 2013.  The decrease was primarily attributable to lower personnel costs and professional fees. Selling, general and administrative expenses reflect the levels of personnel and professional fees related to the minimal operations that the Company has been conducting following the consummation of the Asset Sale.

Income taxes

The Company recorded no income tax provision for the three-month periods ended September 30, 2014 and September 30, 2013.  The Company has full valuation allowances placed against U.S. federal and state deferred tax assets.

Loss from continuing operations

Loss from continuing operations was $261,000, or $0.01 per diluted share, for the three month period ended September 30, 2014 and $428,000, or $0.02 per diluted share, for the three month period ended September 30, 2013. Diluted shares used in these computations were 21.0 million and 21.1 million for the 2014 and 2013 periods, respectively.

Income  from discontinued operations

Income from the Company’s discontinued operations was $3.0 million, or $0.14 per diluted share, for the three month period ended September 30, 2013.  There was no income from discontinued operations for the 2014 period.  Income from discontinued operations in the 2013 period includes the gain of $3.3 million on the sale of the Company’s Life Science assets and $150,000 received as additional consideration on the sale of the Food Pathogen and AG-GMO assets sold in 2012, partially offset by an operating loss of $395,000 for the Life Science products sold from July 1, 2013 through the closing date of the Asset Sale.  Diluted shares utilized in the computation were 21.1 million for the 2013 three month period.

Net loss

Net loss was $261,000, or $0.01 per diluted share, for the three month period ended September 30, 2014, compared to net income of $2.6 million, or $0.14 per diluted share, for the same period in 2013. Diluted shares utilized were 21.0 million and 21.1 million for the 2014 and 2013 periods, respectively.

Nine Months Ended September 30, 2014 versus Nine Months Ended September 30, 2013

Selling, general and administrative

Selling, general and administrative expenses were $946,000 for the nine month period ended September 30, 2014 and $1.4 million for the nine month period ended September 30, 2013.  The decrease was primarily attributable to lower personnel costs and lower professional fees.

Income taxes

The Company recorded no income tax provision for the nine month periods ended September 30, 2014 and September 30, 2013.  The Company has full valuation allowances placed against U.S. federal and state deferred tax assets.

Loss from continuing operations

Loss from continuing operations was $944,000, or $0.04 per diluted share, for the nine month period ended September 30, 2014, and $1.4 million, or $0.07 per diluted share, for the nine month period ended September 30, 2013.  Diluted shares utilized in these computations were 21.0 million and 20.8 million for the 2014 and 2013 nine month periods, respectively.

Income  from discontinued operations

Income from the Company’s discontinued operations was $250,000 for the nine month period ended September 30, 2014, representing the working capital adjustment on the Asset Sale in accordance with the settlement with the Purchaser and OriGene. Income from the Company’s discontinued operations for the nine months ended September 30, 2013 was $635,000, including $300,000 of additional consideration received in connection with the sale of the Company’s food safety assets. Income from discontinued operations was $0.01 per diluted share for the nine month period ended September 30, 2014 as compared with $0.03 per diluted share for the nine month period ended September 30, 2013.

Net loss

Net loss was $694,000, or $0.03 per diluted share, for the nine month period ended September 30, 2014, compared to a net loss of $732,000, or $0.04 per diluted share, for the same period in 2013. Diluted shares utilized were 21.0 million and 20.8 million for the 2014 and 2013 periods, respectively.

Liquidity and Capital Resources

Net cash used in operating activities was $875,000 for the first nine months of 2014 compared to net cash used in operating activities of $2.4 million for the first nine months of 2013.  The net cash used in operating activities for the 2014 period was primarily the result of the net loss incurred coupled with a decrease in accrued expenses.  The net cash used in operating activities for the 2013 period was primarily the result of the net loss incurred, a decrease in accrued expenses and an increase in other current assets.

Net cash provided by investing activities of $1.3 million for the first nine months of 2014 was attributable to the receipt of the Asset Sale proceeds that had been placed in escrow at the closing. These funds were released in connection with the settlement agreement with SDIX LLC and OriGene.  Net cash provided by investing activities of $9.6 million for the first nine months of 2013 related to the net proceeds from the Asset Sale partially offset by capital expenditures for the purchase of manufacturing and laboratory equipment as well as leasehold improvements in the discontinued operations for the period.

There was no cash used in financing activities in the nine months ended September 30, 2014.  Net cash used in financing activities of $237,000 for the first nine months of 2013 was the due to the purchase of employee restricted shares for withholding taxes plus the  financing activities from discontinued operations, primarily scheduled debt repayments.

The Company’s working capital (current assets less current liabilities) was $24.6 million at September 30, 2014 compared to $25.3 million at December 31, 2013.

For the nine months ended September 30, 2014, the Company satisfied all of its cash requirements from cash on-hand.

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

Item 4. Controls and Procedures

(a)                    Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and recorded within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

SPECIAL DIVERSIFIED OPPORTUNITIES INC.

Date: November 14, 2014	/s/ Philip Blazek
Philip Blazek
President
(Principal Executive Officer)

Date: November 14, 2014	/s/ Kevin J. Bratton
Kevin J. Bratton
Vice President — Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)