Form 10-K
period 2014-12-31
SPECIAL DIVERSIFIED OPPORTUNITIES INC.
filed 2015-03-31
CIK 911649

Use these links to rapidly review the document
Table of content
Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
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

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

          The aggregate market value of the common stock held by non-affiliates of the Registrant was $15,660,000, calculated by using the number of shares outstanding and the closing price of the common stock on June 30, 2014 (the last business day of the Registrant's most recently completed second fiscal quarter).

          As of March 14, 2015 there were 21,027,640 shares outstanding of the Registrant's common stock, par value $0.01 per share.

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

        The Company and Purchaser each made customary representations, warranties and covenants in the Asset Purchase Agreement. At closing, $1.3 million of the purchase price was placed in escrow to be governed by the terms of a separate escrow agreement. The Asset Purchase Agreement included indemnification provisions pursuant to which the Company and the Purchaser agreed to indemnify the other for certain losses, including with respect to environmental, litigation, tax and other matters.

        The Asset Purchase Agreement also included restrictive covenants, including, that SDOI not (i) engage in a competing business for a period of five years after the closing date, (ii) directly or indirectly solicit Purchaser's employees for a period of two years after the closing date, (iii) directly or indirectly solicit the Purchaser's customers for a period of five years after the closing date and (iv) disparage the Purchaser at any time.

        As a result of the Asset Sale, the Company no longer owns its historical operating assets, and its past business operations have been discontinued.

        In May 2014, the Company, the Purchaser and OriGene reached a settlement of various claims by the parties relating to the Asset Sale. The terms of the settlement called for the release of the $1.3 million in escrow to the Company, as well as the payment by the Purchaser and OriGene to the Company of an additional $250,000 pursuant to the working capital adjustment provisions of the Asset Purchase Agreement. The settlement also included mutual releases of these and all other claims under the Asset Purchase Agreement.

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

        In 2011 and 2012, the Company disposed of several of its former lines of business, leaving it focused solely on its Life Sciences business. Specifically, the Company sold its Water Quality and Environmental products assets in 2011 and its Food Pathogen and AG-GMO products assets in 2012. As a result of the various assets sales transactions in 2012 and 2013, financial information of the Life Science and Food/AG-GMO product groups has been separately reclassified within the consolidated financial statements as discontinued operations. See Note 3 of the Notes to the Consolidated Financial Statements for further information.

        The Life Sciences Business constituted our only operating business at the time of its consummation, and accordingly, following the closing of the Asset Sale, the Company has become a "shell company" under the federal securities laws. We have essentially no operating assets, and our business strategy is primarily identifying new business and investment opportunities. Since the close of the Asset Sale, the Company has been exploring strategic alternatives to maximize shareholder value going forward, including deploying the proceeds of the Asset Sale in business acquisition opportunities, merging with another company, or other actions to redeploy our capital, including, without limitation, distribution of cash to our shareholders.

Employees

        As of December 31, 2014, the Company employed one full time employee and one part time employee. Both of the Company's employees have executed agreements with the Company agreeing not to disclose the Company's proprietary information and assigning to the Company all rights to inventions made during their employment. Key personnel have signed agreements prohibiting them from competing with the Company. None of the Company's employees are covered by collective bargaining agreements. The Company believes that its relations with its employees are good.

Organizational History

        Special Diversified Opportunities Inc., formerly known as Strategic Diagnostics Inc., is a Delaware corporation formed in 1990.

Item 1A.    Risk Factors

Risks Related to Our Business

Our stockholders have not received and may not receive any of the proceeds of the Asset Sale.

        The cash purchase price for the Life Sciences Business was paid directly to the Company. None of the net proceeds of the purchase price will be received by our stockholders, unless our Board ultimately proposes, and our stockholders approve, a distribution of the assets of the Company to the stockholders.

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

        Because we no longer had an operating business immediately following the Asset Sale Transaction, we were notified that, in NASDAQ's view, we no longer satisfied the continued listing standards of the NASDAQ Capital Market, and our common stock was delisted from the NASDAQ Capital Market pursuant to NASDAQ's authority under NASDAQ Listing Rule 5101. While trading of our common stock is currently conducted in the over-the-counter market on the OTC Bulletin Board, such trading could substantially reduce the market liquidity of our common stock. As a result, an investor may find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock.

We might not generate revenue following the Asset Sale Transaction and, if we do, any such revenue will be unpredictable.

        The Life Sciences Business sold to the Purchaser represented substantially all of our revenue-generating assets. Following the Asset Sale, we may never generate revenue. Our revenues in the future, if any, will be unpredictable. Conversely, during the immediate future, we will continue to incur certain expenses of operating our business as a public company.

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

        Since the close of the Asset Sale, we have been exploring strategic alternatives to maximize shareholder value going forward, including deploying the proceeds of the Asset Sale in seeking business acquisition opportunities, a merger with another company, or other actions to redeploy our capital, including, without limitation, distribution of cash to our stockholders. In relation to pursuing such strategic alternatives and new business acquisition opportunities, our stock price may decline due to any or all of the following potential occurrences:

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

  •
  disrupting the business we may acquire;

  •
  problems retaining key technical and managerial personnel of the acquired business;

  •
  additional operating losses and expenses of acquired businesses; and

  •
  impairment of relationships with existing employees, customers and business partners of the acquired business.

        Any of the events described in the foregoing paragraph could have an adverse effect on the combined business, financial condition and results of operations and could cause our stock price to decline.

If we do not produce future taxable income, our ability to realize the benefits of our net operating loss carryforwards could be significantly reduced.

        As of December 31, 2014, the Company had U.S. federal net operating loss carryforwards, including those acquired in the Company's past acquisitions, of approximately $18.3 million, which, if not utilized, begin to expire as follows:

Year	Net Operating Loss (in thousands)
2022	$1,674
2024	1,876
2025	3
2026	1
2027	1
2028	3,492
2029	2,501
2030	1,281
2031	391
2033	6,625
2034	460

Total	$18,305

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

        Directly, or through entities that they control, members of our Board of Directors as of March 14, 2015 controlled approximately 35.2% of our common stock. Through entities that he controls, Steven R. Becker, who joined our Board effective March 12, 2009, controlled approximately 34.0% of our outstanding common stock as of March 14, 2015. Due to this concentration of ownership, members of our Board, acting together or, in some cases, individually, can substantially influence all matters requiring a stockholder vote, including, without limitation:

  •
  the election of directors

  •
  the amendment of our organizational documents; or

  •
  the approval of a merger, sale of assets, or other major corporate transaction.

Provisions in our organizational documents could prevent or frustrate attempts by stockholders to replace our current management.

        Our certificate of incorporation and our bylaws contain provisions that could make it more difficult for a third party to acquire us without the consent of our Board. Our certificate of incorporation provides for a staggered board and removal of directors only for cause. Accordingly, stockholders may elect only a portion of our board at any annual meeting, which may have the effect of delaying or preventing changes in management. In addition, under our certificate of incorporation, our Board of Directors may issue additional shares of preferred stock, which could make it more difficult for a third party to acquire a majority of our outstanding voting stock and thereby effect a change in the composition of our Board of Directors. Our bylaws require advance notice of stockholder proposals and director nominations and permit only our President or a majority of the Board of Directors to call a special stockholder meeting. These provisions may have the effect of preventing or hindering attempts by our stockholders to replace our current management. In addition, our certificate of incorporation contains provisions that limit our ability to engage in a business combination with any holder of 15% or more of our capital stock unless, among other possibilities, the Board of Directors approves the transaction. These provisions may have the effect of preventing or hindering a change of control of our company.

Our stock has generally had low trading volume, and its public trading price has been volatile.

        During the year ended December 31, 2014, the price of our common stock fluctuated between $1.06 and $1.26 per share, with an average daily trading volume for the year of approximately 38,000 shares. The market may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        The Company is headquartered in Wilmington, Delaware, and occupies approximately 200 square feet of space under an operating lease. The Company also occupies approximately 400 square feet of office space in Dallas, Texas under an operating lease. Both of these leases are on a month to month basis. As of the date of this report, the Company believes that its equipment and facilities are adequate for its present purposes. The Company's inactive subsidiary, AZUR Environmental Limited, is the lessee for a real property lease located in the United Kingdom. In 2001, the landlord of the property gave AZUR Environmental Limited its consent to allow AZUR to assign the lease and its related obligations to a third party. As inducement to the landlord to grant the assignment, AZUR was required to guarantee performance under the original lease terms if the third party fails to perform. The lease term expires in November 2016 and provides for annual principal rent payments of approximately $150,000. The Company believes that based on its assessment of the current financial strength of the third party, no liability is required to be recorded with regard to the guarantee or lease obligation.

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

	Common Stock Price Range
Fiscal Year Ended	High	Low
December 31, 2014:
Fourth Quarter	$1.22	$1.06
Third Quarter	1.26	1.14
Second Quarter	1.20	1.10
First Quarter	1.22	1.09
December 31, 2013:
Fourth Quarter	$1.21	$0.98
Third Quarter	1.07	0.87
Second Quarter	1.16	0.89
First Quarter	1.37	0.95

        On March 14, 2015, there were approximately 1,900 holders (271 holders of record) of the common stock of the Company. The Company has never paid any cash dividends on its common stock.

Item 6.    Selected Financial Data

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except share and per share data)
Revenues	$—	$—	$—	$—	$—
Cost of sales	—	—	—	—	—

Gross profit	—	—	—	—	—

Operating expenses:
Selling, general and administrative	1,242	1,845	1,927	1,880	1,875

Total operating expenses	1,242	1,845	1,927	1,880	1,875

Operating loss	(1,242)	(1,845)	(1,927)	(1,880)	(1,875)
Interest income (expense), net	2	(6)	(11)	(11)	(20)

Loss from continuing operations before taxes	(1,240)	(1,851)	(1,938)	(1,891)	(1,895)
Income tax expense (benefit)	—	—	—	—	(8)

Loss from continuing operations	(1,240)	(1,851)	(1,938)	(1,891)	(1,887)
Income from discontinued operations, net of taxes	250	580	6,280	1,593	924

Net income (loss)	$(990)	$(1,271)	$4,342	$(298)	$(963)

Basic loss per share from continuing operations	$(0.06)	$(0.09)	$(0.09)	$(0.09)	$(0.09)
Basic income per share from discontinued operations	0.01	0.03	0.31	0.08	0.05

Basic net income (loss) per share	$(0.05)	$(0.06)	$0.21	$(0.01)	$(0.05)

Shares used in computing basic net income (loss) per share	21,027,640	20,843,324	20,534,047	20,435,134	20,251,534

Diluted loss per share from continuing operations	$(0.06)	$(0.09)	$(0.09)	$(0.09)	$(0.09)
Diluted income per share from discontinued operations	0.01	0.03	0.31	0.08	0.05

Diluted net income (loss) per share	$(0.05)	$(0.06)	$0.21	$(0.01)	$(0.05)

Shares used in computing diluted net income (loss) per share	21,027,640	20,843,324	20,534,047	20,435,134	20,251,534

	December 31,
	2014	2013	2012	2011	2010
BALANCE SHEET DATA:
Cash and cash equivalents	$24,818	$24,598	$18,145	$10,665	$8,056
Working capital	24,354	25,339	20,599	14,858	14,514
Total assets	24,840	25,964	27,570	22,622	22,516
Current portion of long-term debt	—	—	—	300	400
Long-term debt	—	—	—	—	300
Stockholders' equity	24,354	25,339	25,110	19,997	19,704

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

        This annual report contains certain forward-looking statements reflecting the current expectations of Special Diversified Opportunties Inc. and its subsidiary (the "Company" or "SDOI"). In addition, when used in this annual report, the words "anticipate," "enable," "estimate," "intend," "expect," "believe," "potential," "may," "will," "should," "project" and similar expressions as they relate to the Company are intended to identify said forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, which may cause actual results to differ from those anticipated at this time. Such risks and uncertainties include, without limitation, ability to successfully identify and enter a new line of business or identify possible acquisition candidates, the risks inherent in establishing a new business, attraction and retention of management and key employees, the ability to obtain financing and other factors more fully described in the Company's public filings with the U.S. Securities and Exchange Commission.

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

        The Company and Purchaser each made customary representations, warranties and covenants in the Asset Purchase Agreement. At closing, $1.3 million of the purchase price was placed in escrow to be governed by the terms of a separate escrow agreement. The Asset Purchase Agreement included indemnification provisions pursuant to which the Company and the Purchaser have agreed to indemnify the other for certain losses, including with respect to environmental, litigation, tax and other matters.

        The Asset Purchase Agreement also included restrictive covenants, including, that the Company not (i) engage in a competing business for a period of five years after the closing date, (ii) directly or indirectly solicit Purchaser's employees for a period of two years after the closing date, (iii) directly or indirectly solicit the Purchaser's customers for a period of five years after the closing date and (iv) disparage the Purchaser at any time.

        As a result of the Asset Sale, the Company no longer owns its historical operating assets, and its past business operations have been discontinued.

        In May 2014, the Company, the Purchaser and OriGene reached a settlement of various claims by the parties related to the Asset Sale. The terms of the settlement called for the release of the $1.3 million in escrow to the Company, as well as the payment by the Purchaser and OriGene to the Company of an additional $250,000 pursuant to the working capital adjustment provisions of the Asset Purchase Agreement. This payment was recorded as gain on sale on the Consolidated Statement of Operations for the year ended December 31, 2014. The settlement also included mutual releases of these and all other claims under the Asset Purchase Agreement.

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

        In 2011 and 2012, the Company continued the transition from a fragmented product offering and marketing strategy to becoming a focused organization, with proven, proprietary technologies tied directly to its customers' needs. The Company sold its Water Quality and Environmental products assets in 2011 and its Food Pathogen and AG-GMO products assets in 2012, as part of its overall strategy to focus on its Life Science operations. As a result of the asset sale transactions in 2012 and 2013, financial information of the Food/AG-GMO and Life Sciences products has been separately reclassified within the consolidated financial statements as discontinued operations. See Note 3 of the Notes to the Consolidated Financial Statements for further information.

Results of Operations

Year ended December 31, 2014 versus year ended December 31, 2013

Selling, general and administrative expenses

        Selling, general and administrative expenses include personnel costs, professional fees and other expenses related to the Company's current level of activity while the Company explores its future direction and opportunities. Selling, general and administrative expenses decreased from $1.8 million in 2013 to $1.2 million in 2014 due to lower personnel costs, reduced directors fees and decreases in other public company costs including insurance.

Loss from continuing operations

        Loss from continuing operations was $1.2 million, or $0.06 per share, in 2014 as compared to $1.9 million, or $0.09 per share, in 2013.

Income from discontinued operations

        Income from discontinued operations was $250,000, or $0.01 per share, in 2014 as compared to $580,000, or $0.03 per share, in 2013. The income from discontinued operations in 2014 represents $250,000 for the working capital adjustment on the Asset Sale in accordance with the settlement with the Purchaser and OriGene. Discontinued operations in 2013 includes the results of the Life Science products through the completion of the Asset Sale. Income from discontinued operations in 2013 includes a gain of $2.8 million representing a gain of $2.5 million on the sale of the Company's Life Science assets and $300,000 of additional consideration on the 2012 sale of the Food Pathogen and

AG-GMO assets, partially offset by an operating loss of $2.2 million for the Life Science business through the date of the Asset Sale.

Year ended December 31, 2013 versus year ended December 31, 2012

Selling, general and administrative expenses

        Selling, general and administrative expenses include personnel costs, professional fees and other expenses related to the Company's current level of activity while the Company explores its future direction and opportunities. Selling, general and administrative expenses decreased from $1.9 million in 2012 to $1.8 million in 2013 primarily due to lower board of directors expenses as a result of a decrease in the number of directors coupled with reduced cash fees after the completion of the Asset Sale.

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

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net cash used in operating activities	$(1,080)	$(2,826)	$(2,980)
Net cash provided by investing activities	1,300	9,573	10,447
Net cash used in financing activities	—	(237)	(20)
Effect of exchange rate changes on cash	—	(57)	33

Net increase in cash and cash equivalents	$220	$6,453	$7,480

        Net cash used in operating activities in 2014 was primarily the result of the loss from continuing operations for the year and a reduction in accrued expenses, partially offset by $250,000 for the gain on sale resulting from the settlement with the Purchaser and OriGene. Net cash used in operating activities in 2013 was primarily the result of the loss from continuing operations for the year plus a reduction in accrued expenses. For 2012, net cash used in operating activities primarily related to the loss from continuing operations for the year plus the net operating activities of the discontinued operations.

        Net cash provided by investing activities in 2014 was attributable to the release of the $1.3 million in escrow to the Company. Net cash provided by investing activities in 2013 and 2012 was $9.6 million and $10.4 million, respectively. The net cash provided by investing activities for both periods was due to the proceeds from the sales of the assets of the discontinued operations, partially offset by net investing activities, primarily acquisitions of plant and equipment, used in the discontinued operations.

        There was no net cash used in or provided by financing activities in 2014. Net cash used in financing activities in 2013 was $237,000, primarily attributable to the purchase of employee restricted shares for withholding taxes. Net cash used in financing activities was $20,000 in 2012, primarily related to the repayment of Company debt, partially offset by a reduction in the Company's restricted cash requirement.

        The Company's working capital (current assets less current liabilities) decreased from $25.3 million at December 31, 2013 to $24.4 million at December 31, 2014. The decrease was due to the use of cash in operations during the year.

        On March 26, 2012, the Company entered into a Master Equipment Lease agreement with a commercial bank (as amended November 14, 2012). The agreement provided for a $500,000 revolving line of credit to lease equipment. The equipment leased had a distinct lease schedule under the agreement which provided for specific terms of payment related to that particular equipment lease. For accounting purposes, the leases are considered capital leases and accordingly are recorded as debt and amortized with an imputed interest rate according to the terms of the applicable equipment lease.

        The Company borrowed $271,000 against this Master Lease agreement in 2012 and an additional $254,000 in 2013, of which $238,000 was outstanding as of December 31, 2012 and $455,000 as of the Asset Sale closing date. The Master Equipment Lease and the individual lease agreements were all assumed by SDIX LLC.

        For the year ended December 31, 2014, the Company satisfied all of its cash requirements from cash and cash equivalents on-hand. At December 31, 2014, the Company had no debt and stockholders' equity of $24.4 million.

        Based upon its cash and cash equivalents on hand and expected operating expenses, the Company believes it has sufficient resources to meet its operating requirements at least through the next 12 months. However, the Company believes that it would ultimately need to become profitable on an operating basis in order to continue to have such sufficient resources.

        The Company's long-term capital needs and its ability to meet such needs will depend on whether it is able to identify potential business acquisition opportunities, and if so, the acquisition price. Based on the Company's present financial resources, the Company may require additional debt or equity financing to complete an acquisition.

Off-Balance Sheet Arrangements

        As of December 31, 2014, the Company did not have any off-balance sheet arrangements as defined in Item 304(a) (4) (ii) of Regulation S-K.

Contractual Obligations

        The Company is not committed to making cash payments in the future on its leases. The Company has no off-balance sheet debt or other such unrecorded obligations.

Critical Accounting Policies

        The Company's accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements. The Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles ("GAAP"), which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. On an on-going basis, the Company evaluates its estimates, including those related to deferred taxes and stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. The Company considers the following policies to be most critical in understanding the judgments that are involved in preparing the Consolidated Financial Statements and the uncertainties that could impact the consolidated results of operations, financial condition and cash flows.

        Deferred Taxes—In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. In making their assessment, management considers positive evidence, negative evidence, and possible tax planning strategies that could be implemented. Management also considers the future reversal of existing taxable temporary differences, recent earnings history, history of or potential for tax attributes such as net operating losses to expire and the ability to project future taxable income. The Company's history of cumulative pre-tax losses from continuing operations over the most recent three-year period, including 2014, is significant negative evidence that is difficult to overcome. In light of this negative evidence, management has concluded that it is more likely than not that the Company will not realize the benefits of these tax deductible differences and has continued to provide a full valuation allowance offsetting its U.S. federal and state net deferred tax assets at December 31, 2014.

        As of December 31, 2014, the Company had U.S. federal net operating loss carryforwards, including those of acquired companies, of approximately $18.3 million which begin to expire as follows:

Year	Net Operating Loss (in thousands)
2022	$1,674
2024	1,876
2025	3
2026	1
2027	1
2028	3,492
2029	2,501
2030	1,281
2031	391
2033	6,625
2034	460

Total	$18,305

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

        None.

Item 9A.    Controls and Procedures

  (a)
  Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2014, were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

  (b)
  Change in Internal Control over Financial Reporting

        No change in our internal control over financial reporting occurred during the year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company believes its internal controls over financial reporting have been adapted to reflect the Company's present status as a shell company.

Management's Report on Internal Control over Financial Reporting

        The report of management on our internal control over financial reporting is set forth on page 35 of this report and is incorporated herein by reference.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors

        The Company's Board currently consists of six members. As provided by the Certificate of Incorporation, the Board is divided into two classes of directors with each director serving a two-year term. Each year one class of directors is elected by a stockholder vote. Our Class II Directors, whose terms were to have expired at the annual meeting of our stockholders that was to have been held in 2014, and will now expire at the annual meeting of our stockholders to be held in 2015, are Richard van den Broek and Wayne P. Yetter. The terms of our Class I Directors, Steven R. Becker, Thomas A. Bologna and David M. Wurzer, will expire at the annual meeting of our stockholders to be held in 2015.

        The following table sets forth the name, age and principal occupation of each director, or nominee for director, and the year in which he became a director, if applicable.

Name and Principal Occupation	Age	Director Since
Steven Becker	48	2008
Chairman of the Board of Directors
Founder and Managing Partner—Becker Drapkin Management
Thomas A. Bologna	66	2010
CEO—Response Genetics, Inc.
Murray McCabe	47	2015
Managing Partner—Blum Capital Partners, L.P.
Richard van den Broek	49	2008
Managing Partner—HSMR Advisors, LLC
David M. Wurzer	56	2010
Executive Vice President and Chief Investment Officer—Connecticut Innovations
Wayne P. Yetter	69	2010
Retired Pharmaceutical and Healthcare Executive

Background of Directors

        Steven R. Becker joined the Company as a director in March 2008 and has been Chairman of the Board since May 2012. Since 2004, Mr. Becker has served as the managing partner and founder of Becker Drapkin Management, a Dallas-based small cap investment fund. Prior to founding Becker Drapkin, Mr. Becker was a partner at the Special Situations Funds, a New York City-based asset manager. Mr. Becker joined Special Situations in April 1997 and ran the Special Situations Private Equity Fund since its inception. Prior to joining Special Situations, Mr. Becker was a part of the distressed debt and leveraged equities research team at Bankers Trust Securities. He began his career at Manley Fuller Asset Management in New York as a small cap analyst. Mr. Becker currently serves as a director of Tuesday Morning Corp. (NASDAQ:TUES), a closeout retailer, Fuel Systems Solutions, Inc. (NASDAQ:FSYS), an alternative fuel components producer and EMCORE Corporation (NASDAQ:EMKR), a supplier of semiconductor-based products. In addition, he previously served on the board of directors of PLATO Learning, Inc., Ruby Tuesday, Inc., Hot Topic, Inc. and Pixelworks, Inc. Mr. Becker received a B.A. from Middlebury College and a J.D. from the University of Florida.

        Thomas A. Bologna joined the Company as a director in February 2010 and was Chairman of the Board from February 2011 until May 2012. Since December 2011, Mr. Bologna has been Chairman and CEO of Response Genetics, Inc. (NASDAQ:RGDX), a diagnostics company. From 2006 through 2011, Mr. Bologna was President and Chief Executive Officer and a member of the Corporate Board of Directors of Orchid Cellmark, Inc., a leading international DNA testing company with its headquarters in Princeton, New Jersey. Prior to joining Orchid Cellmark, Inc., Mr. Bologna served as President, CEO and a director of Quorex Pharmaceuticals, Inc. Mr. Bologna also served as Chairman of the Board, President and Chief Executive Officer of Ostex International, Inc., President, CEO and a director of Scriptgen Pharmaceuticals, Inc. and Chairman of the Board, President and Chief Executive Officer of Gen-Probe Incorporated. Mr. Bologna also serves on the Board of Quotient Biodiagnostics and the business advisory board of The Epilepsy Project. Mr. Bologna has a proven track record of over 20 years leading venture-backed private and public biotechnology companies, turnarounds, and highly profitable healthcare divisions and subsidiaries of Fortune 500 companies. Mr. Bologna holds an MBA and Bachelor of Science degrees from New York University.

        Murray McCabe joined the Company as a director in June 2014. Since 2012, Mr. McCabe has been Managing Partner and a member of the Management Committee at Blum Capital Partners, L.P., an investment firm. Prior to joining Blum Capital, Mr. McCabe worked at JPMorgan Chase & Co. from 1992 through August 2012. During his 20 year tenure at JPMorgan, Mr. McCabe held several positions in the Investment Banking Division, including Managing Director and Co-Head of Real Estate and Lodging Investment Banking, North America, from March 2007 to March 2008, and Global Head of Real Estate and Lodging Investment Banking from March 2008 through August 2012. Mr. McCabe is a member of the advisory board for the Fisher Center for Real Estate and Urban Economics at the University of California at Berkeley and is also an executive council member of the Real Estate Finance and Investment Center and serves on the REIT Investment Funds advisory board.for the McCombs School of Business at the University of Texas, Austin. He serves as a director of Columbia Property Trust, Inc. (NYSE:CXP), and RREEF Property Trust (NASDAQ:ZRPTAX), Inc., both of which are real estate investment trusts that own and operate commercial real estate properties. Mr. McCabe holds a B.A. in Finance from the University of Texas at Austin.

        Richard van den Broek joined the Company as a director in March 2008. Since 2004, Mr. van den Broek has been Managing Partner of HSMR Advisors, LLC, an investment fund focused on the biotechnology industry. From 2000-2003 he was a Partner at Cooper Hill Partners, LLC, an investment fund focused on the healthcare sector. Prior to that Mr. van den Broek had a ten year career as a biotech analyst, starting at Oppenheimer & Co., then Merrill Lynch, and finally at Hambrecht & Quist. He serves as a director of Pharmacyclics, Inc. (NASDAQ:PCYC) a drug development company, Response Genetics, Inc. (NASDAQ:RGDX), a diagnostics company, Celldex Therapeutics, Inc. (NASDAQ:CLDX), a biotechnology company and CogState Ltd. (OTC:COGZF), a neuroscience company. Mr. van den Broek is a graduate of Harvard University and is a Chartered Financial Analyst.

        David M. Wurzer joined the Company as a director in February 2010. Since 2009, Mr. Wurzer has served as Managing Director, Investments, Senior Managing Director, Investments, and beginning April 2014, as Executive Vice President and Chief Investment Officer at Connecticut Innovations (CI), the State's "venture capital arm." He is responsible for oversight of the CI Ventures venture capital portfolio and team, as well as sourcing and analyzing investment opportunities, leading CI investments in entrepreneurial high-tech ventures and advising portfolio companies. Prior to joining Connecticut Innovations, Mr. Wurzer most recently served as Executive Vice President, Treasurer and Chief Financial Officer of CuraGen Corporation, a biopharmaceutical development company, from September 1997 through December 2007. He has over 30 years of financial experience with growth-oriented companies, including direct involvement with raising capital, strategic transactions and mergers and acquisitions, for both start-up companies and publicly-held entities. Mr. Wurzer serves on the boards of SmartPay Newco, LLC, and Thetis Pharmaceuticals, LLC, which are privately held, and on the boards of Response Genetics, Inc. (NASDAQ:RGDX) and Summit Therapeutics plc (NASDAQ; SMMT, LON:SUMM). Mr. Wurzer holds a BBA degree in Accountancy from the University of Notre Dame.

        Wayne P. Yetter joined the Company as a director in May 2010. Mr. Yetter served as Chief Executive Officer of Verispan LLC, a joint venture of McKesson Corp. and Quintiles Transnational, a leading provider of healthcare information and marketing services to the pharmaceutical industry, from September 2005 to August 2008 when the company was acquired by SDI Health. Mr. Yetter had a 30 year career in the pharmaceutical industry and held executive positions at Pfizer, Merck, Astra-Merck (now AstraZeneca) and Novartis. His roles included Vice President, Marketing Operations (global) and Vice President, Far East and Pacific at Merck, founding Chief Executive Officer of Astra-Merck, and President and Chief Executive Officer of Novartis Pharmaceuticals Corporation, the US division of Novartis AG. He also served as Chief Operating Officer of IMS Health, a market research data company from 1999 until 2000, when he became Chairman and Chief Executive Officer of Synavant, Inc. (a Nasdaq listed spin-out of IMS). Synavant was acquired by Dendrite International in 2003. Mr. Yetter currently serves as a director of InfuSystem Holdings, Inc. (NYSEMKT:INFU). Previously, he served as Chairman of Noven Pharmaceuticals, Chairman of Transkaryotic Therapies, Chairman of NuPathe Inc., Lead Independent Director of Matria Healthcare (each of these companies was acquired) and as a director of Synvista Therapeutics, Inc. He also served on the Executive Committee of PhRMA, the pharmaceutical industry association, from 1997-1999. Mr. Yetter holds a B.A. in Biology from Wilkes University and received an M.B.A from Bryant University.

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

        Mr. McCabe has extensive experience in the capital markets and in real estate companies. His knowledge and experience in these areas is of importance to the Company as it continues to explore its future direction and opportunities.

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

Identification of Executive Officers and Certain Significant Employees

        The executive officers of the Company, their positions with the Company, their ages and a brief biography for each are as follows:

Name	Age	Position
Philip T. Blazek	47	President
Kevin J. Bratton	66	VP—Finance, Chief Financial Officer and Corporate Secretary

        Philip T. Blazek was appointed by the Board as President of the Company (in which capacity he serves as the Company's principal executive officer) in July 2013. Mr. Blazek has a broad financial, strategic and investment background working with companies in a range of industries. Prior to joining the Company, in 2012 Mr. Blazek was a Managing Director at Korenvaes Management, a Dallas based debt/equity investment fund. From 2008 through 2011, he was President and Chief Investment Officer of Blazek Crow Holdings Capital, an equity investment fund he founded in partnership with the Crow Holdings Family Office in Dallas, which focused on small cap U.S. companies across several industries. From 2005 to 2008, Mr. Blazek worked at Greenway Capital, investing and providing new capital to small cap companies. Mr. Blazek received a Harvard University AB, 1990; Harvard Business School MBA, 1996.

        Kevin J. Bratton joined SDIX in June 2009 as Vice President—Finance and Chief Financial Officer. Mr. Bratton was Senior Vice President Business Operations for EUSA Pharma (USA), Inc. in Langhorne, Pennsylvania from May 2008 until May 2009. Mr. Bratton had been Senior Vice President and Chief Financial Officer of Cytogen Corporation in Princeton, New Jersey from November 2006 until its acquisition by EUSA Pharma, Inc. in May 2008. Mr. Bratton has over 35 years of experience in all phases of multi-national financial operations across the healthcare, biotechnology and technology industries, including developing strategic plans and annual budgets as well as financing negotiations and merger & acquisition transactions. Prior to joining Cytogen, Mr. Bratton was Chief Financial Officer at Metrologic Instruments, Inc., a global technology company, from July 2002 until November 2006, where he directed the company's finance operations during a period of significant growth in sales, net income, cash flow from operations, and working capital. Previously, Mr. Bratton began his career with the public accounting firm Touche Ross & Co. (now Deloitte LLP). He has a bachelor of science in business and accounting from Northeastern University.

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

        Pursuant to the director compensation policy adopted in May 2003 and amended in May 2009, May 2011 and October 2013, upon their election to the Board, non-employee directors receive a non-statutory option to purchase shares of Common Stock with an aggregate value of $30,000, with an exercise price equal to the greater of (A) the amount that is 10% greater than the trailing average closing price of the Common Stock for the five consecutive trading days ending on the date of grant, or (B) the closing price of the Common Stock on the date of grant. This initial option is immediately vested with respect to one-third of the option shares, and the remaining shares subject to such option grant vest in a series of two (2) successive equal annual installments upon the optionee's completion of each year of service as a Board member over the two-year period measured from the option grant date.

        Each non-employee Board member shall also receive annual compensation in such amount as is determined, by a majority of Board, from time to time to be appropriate. Such compensation is currently established as set forth below:

  •
  Each non-employee Board member receives an annual base retainer in cash of $15,000.

  •
  Directors do not receive payments for meeting attendance.

  •
  Non-employee members of the Board receive the following additional annual retainers, payable in cash, for service to the Board in the following capacities:

Chairman of the Board	$10,000
Lead Outside Director (if any)	$5,000
Audit Committee Chair	$5,000
Compensation, Strategy and Nominating & Corporate Governance Committee Chairs	$3,000
Committee Membership (non-Chair)	$1,500

        On the date of each annual meeting of stockholders, each individual who is to continue to serve as a non-employee Board member following that meeting is granted (i) a non-statutory option to purchase 10,000 shares of Common Stock with a term of seven years and an exercise price per share equal to the greater of (A) the amount that is 10% greater than the trailing average closing price of the Common Stock for the five consecutive trading days ending on the date of grant, or (B) the closing price of the Common Stock on the date of grant; and (ii) 2,500 shares of the Common Stock. Such options and restricted stock shall vest in two (2) successive equal annual installments upon the first two anniversaries of the date of grant. If directors are appointed during a year, they receive prorated equity grants as described in this paragraph with respect for their service during the remainder of the year ending with the next annual meeting of stockholders. There were no equity grants issued to directors in 2014 other than the option to purchase 10,000 shares of Common Stock granted to Murray McCabe upon his appointment to the Board.

        The following table shows the compensation paid to the members of the Company's Board of Directors for the year ended December 31, 2014.

Name	Fees Earned or Paid in Cash	Share Awards(1)	Option Awards(1)	All Other Compensation	Total
Thomas A. Bologna	$27,350	$—	$—	—	$32,850
Steven R. Becker	$44,517	$—	$—	—	$50,017
Murray McCabe	$7,500	$—	$9,230	—	$16,730
Richard van den Broek	$25,000	$—	$—	—	$30,500
David M. Wurzer	$29,075	$—	$—	—	$34,575
Wayne P. Yetter	$30,550	$—	$—	—	$36,050

(1)
The aggregate numbers of restricted shares and shares issuable upon the exercise of options to purchase shares for the directors outstanding as of December 31, 2014 are as follows: Mr. Bologna (7,500 shares; options to purchase 71,574 shares); Mr. Becker (25,730 shares, options to purchase 81,021 shares); Mr McCabe (options to purchase 23,076 shares); Mr. van den Broek (25,730 shares; options to purchase 81,021 shares); Mr. Wurzer (7,500 shares; options to purchase 71,574 shares); and Mr. Yetter (7,500 shares; options to purchase 71,304 shares). Options granted in 2014 had an exercise price of $1.30 per share.

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

Meetings of the Board of Directors and Committees

        The Board held one meeting and numerous informational calls during the fiscal year ended December 31, 2014. Each of the directors attended at least 80% of the aggregate of the total number of meetings of the Board and of the committees of which he was a member which were held during the period he was a director or committee member.

        The Board of Directors has a standing Audit Committee, Compensation Committee and Nominating & Corporate Governance Committee. The following table shows the current membership of each committee, each committee's functions and the number of meetings each committee held during the year ended December 31, 2014.

Committee and Members	Functions of Committee	Number of Meetings in 2014
Audit Thomas A. Bologna David M. Wurzer*(1) Wayne P. Yetter	• Selects the Company's independent auditors • Reviews the results and scope of the annual audit and the services provided by the Company's independent auditors • Reviews the recommendations of the Company's independent auditors with respect to the accounting system and controls	4
Compensation Steven R. Becker David M. Wurzer Wayne P. Yetter*	• Reviews and approves salaries for all corporate officers • Reviews and approves all incentive and special compensation plans and programs • Reviews and approves management succession planning • Conducts special competitive studies • Retains compensation consultants as necessary and appropriate • Reviews and recommends to the Board compensation for non-employee directors	1
Nominating & Corporate Governance Steven R. Becker Thomas A. Bologna Wayne P. Yetter	• Identifies individuals eligible to become members of the Board of Directors • Select and recommend to the Board the director nominees for the Board for the next annual meeting of shareholders • Oversee the evaluation of the Board	1

*
Chairman

(1)
Audit Committee Financial Expert

        The charters of the Audit, Compensation, and Nominating & Corporate Governance Committees are all available in the Investor Relations/Corporate Governance section of the Company's website at www.sdoi.com.

Item 11.    Executive Compensation

Summary Compensation Table

        The following table shows, for the years ended December 31, 2014 and 2013, the compensation paid or accrued by the Company to our named executive officers.

Name and Principal Position		Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total ($)
Philip T. Blazek	2014	240,000	35,000	—	—	—	—	275,000
President(4)	2013	134,769	35,000	—	—	—	—	169,769
Kevin J. Bratton	2014	140,619	10,000	—	—	—	252,144	402,763
Vice President and Chief	2013	252,144	20,000	99,000	—	—	130,091	501,235
Financial Officer(5)

(1)
The amounts shown for stock awards are equal to the grant date fair value of the awards, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification ("ASC") Topic 718, Compensation—Stock Compensation. The assumptions used in determining the amounts in this column are set forth in note 8 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission.

(2)
These amounts are based upon the grant date fair value of the option awards calculated in accordance with ASC Topic 718. The assumptions used in determining the amounts in the column are set forth in note 8 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission.

(3)
All other compensation includes Company matching contributions to 401(k) accounts and payment $125,000 in 2013 to Mr. Bratton in connection with the consummation of the Asset Sale.

(4)
Mr. Blazek commenced employment with the Company on May 31, 2013.

(5)
Mr. Bratton's employment was reduced to half time effective February 1, 2014. Included in all other compensation in 2014 is a payment of $252,144 for severance due to the reduction in salary.

 Outstanding Equity Awards at Fiscal Year-End

        The following table shows all outstanding equity awards held by our named executive officers on December 31, 2014.

	Option Awards				Stock Awards
					Number of Shares or Units or Stock That Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested(1)
	Number of Shares Underlying Unexercised Options
			Option Exercise Price	Option Expiration Date
Name	Exercisable	Unexercisable
Philip T. Blazek	—	150,000	$1.25	5/31/2020	150,000	172,500
	—	200,000	$1.50	5/31/2020	200,000	230,000
Kevin J. Bratton	75,000	—	$1.50	6/1/2019	—	—
	25,000	—	$1.69	6/1/2020	—	—
	50,000	—	$2.19	3/1/2021	—	—
	15,000	—	$2.10	2/28/2022	—	—

(1)
Value is calculated by multiplying the number of shares subject to vesting by $1.15, the closing price of the common shares on the OTC Bulletin Board on December 31, 2014.

Equity Compensation

        The table below presents certain information as of December 31, 2014 concerning securities issuable in connection with equity compensation plans that have been approved by the Company's stockholders and that have not been approved by the Company's stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders	899,570	$1.68	3,646,011
Equity compensation not approved by security holders	75,000	$1.50	—

Total	974,570	$1.67	3,646,011

        The 75,000 shares underlying options granted under equity compensation not approved by security holders were granted in connection with the Company's hiring, on June 1, 2009, of its Chief Financial Officer, Kevin Bratton. The grants to Mr. Bratton are 75,000 shares in a ten year non-qualified stock option grant at an exercise price of $1.50 per share. The total securities to be issued, relate to 974,570 of stock options with a weighted average exercise price of $1.67 per share.

Executive Employment Agreements

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

        Our Named Executive Officers did not receive increases in their 2014 compensation.

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

        Among other things, these payments arise under the Company's Change of Control Severance Agreement (the "Severance Agreement").

        Subject to the terms and conditions of the Severance Agreement, Participants are entitled to: (1) a lump sum cash payment or salary continuation equal to the Participant's then current annual base salary, prorated for partial periods (twelve months for Mr. Bratton), (2) extension of medical and dental benefits for the applicable severance period, (3) a prorated bonus under the Company's Annual Incentive Plan for the year in which the termination occurs, payment of which shall be made at the same time and under the same terms and conditions as bonuses are paid to employees of the Company (provided that such bonus shall equal no less than the average of the bonuses awarded to the named executive officer for the three (3) years (or lesser number of years for which the named executive officer was employed by the Company) preceding the year in which the named executive officer's termination occurs), (4) extension of the exercise time period for outstanding stock options to the date that is one year following the Participant's date of termination and (5) executive outplacement services. In certain circumstances, Participants may also receive an additional payment relating to income taxes on their severance benefits.

        Mr. Bratton received compensation of $252,144 under this Plan as a result of his reduction in salary in February 2014.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

STOCK OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT

        The following table presents, as of March 15, 2015, information as to (i) the persons or entities known to the Company to be beneficial owners of more than 5% of the Common Stock, (ii) each director and director nominee, (iii) each of the named executive officers appearing in the Summary Compensation Table under "Executive Compensation" below and (iv) all directors and executive officers of the Company as a group, based on representations of executive officers and directors of the Company and filings received by the Company on Schedule 13D or 13G promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As of March 15, 2015, the Company had 21,027,640 shares of the Common Stock issued and outstanding. Unless otherwise indicated, the number of shares beneficially owned by the persons or entities named in the table and by all executive officers and directors as a group are presented in accordance with Rule 13d-3 under the Exchange Act and include, in addition to shares issued and outstanding, unissued shares which are subject to issuance upon exercise of options or warrants within 60 days after March 15, 2015. Such unissued shares are also included in computing the percent of class beneficially owned by such person, but are not included in computing the percent of class beneficially owned by any other person. The address of the individual beneficial owners is in care of the Company at its address listed on the first page of this Proxy Statement unless otherwise noted.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Options Exercisable Within 60 Days After Record Date	Total Beneficial Ownership	Percent of Class
Steven R. Becker	7,173,733	(2)	81,021	7,254,754	34.4%
Murray McCabe	178,200		7,692	185,892	*
Richard van den Broek	25,730		81,021	106,751	*
Kevin J. Bratton	90,225		165,000	255,225	1.2%
David M. Wurzer	12,500		71,574	84,074	*
Thomas Bologna	10,000		71,574	81,574	*
Wayne P. Yetter	7,500		71,304	78,804	*
Philip T. Blazek	—		—		*
All officers and directors as a group (10 persons)	7,497,888		549,186	8,047,074	37.3%
Becker Drapkin Management, L.P.	7,008,344	(3)	—	7,008,344	33.3%
300 Crescent Court, Suite 111
Dallas, Texas 75201
Fundamental Global Investors, LLC	2,036,061	(4)	—	2,036,061	9.7%
4201 Congress Street, Suite 140
Charlotte, NC 28209

*
Represents less than 1%.

(1)
Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the securities shown to be owned by such stockholder. The inclusion herein of securities listed as beneficially owned does not constitute an admission of beneficial ownership.

(2)
Includes 7,008,962 shares held by Becker Drapkin Management, of which Mr. Becker is a co-managing partner.

(3)
The Company has relied solely on Form 4 dated February 18, 2014 for this information.

(4)
The Company has relied solely on Schedule 13D dated October 6, 2014 for this information.

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

Item 14.    Principal Accounting Fees and Services

        Audit Fees.    Fees billed to the Company by KPMG LLP during 2014 and 2013 for audit services rendered by KPMG LLP for the audit of the Company's annual financial statements for such years, for the review of those financial statements included in the Company's Quarterly Reports on Form 10-Q during such years, and for services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements, totaled $110,000 and $175,000, respectively.

        Tax Fees.    Fees billed to the Company by KPMG LLP during 2014 and 2013 for professional services rendered for tax compliance, tax advice and tax planning totaled $49,820 and $88,420, respectively.

        All Other Fees.    There were no additional fees billed to the Company by KPMG LLP during 2014 or 2013 for products and services, other than services reported in the two preceding paragraphs.

        All of the services described in the preceding paragraphs were approved by the Audit Committee pursuant to applicable regulations.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

1. Financial Statements

(a)
See the Consolidated Financial Statements which begin on page 37 of this report.

2. Financial Statement Schedules

        Financial statement schedules are omitted because they are either not required or not applicable or the required information is reflected in the financial statements or notes thereto.

3. Exhibits

Exhibit Number	Description	Reference
2.1	Agreement and Plan of Merger among the Company, AZUR Acquisition Corp. and AZUR Environmental dated May 4, 2001	(1)
2.2	Asset Purchase Agreement, dated as of November 10, 2011, by and among Strategic Diagnostics Inc., a Delaware corporation, Modern Water Inc., a Delaware corporation, and MW Monitoring IP Limited, a limited liability company incorporated under the laws of England and Wales.@	(10)
2.3	Amendment No. 1 to Asset Purchase Agreement, dated as of December 8, 2011, by and among Strategic Diagnostics Inc., a Delaware corporation, Modern Water Inc., a Delaware corporation, and MW Monitoring IP Limited, a limited liability company incorporated under the laws of England and Wales.@.	(11)
2.4	Asset Purchase Agreement, dated as of September 28, 2012 by and between Strategic Diagnostics Inc., a Delaware corporation and Romer Labs Technology, Inc., a Delaware corporation.	(12)
2.5	Asset Purchase Agreement, dated as of April 5, 2013, by and between Strategic Diagnostics Inc., a Delaware corporation, SDIX, LLC, a Delaware limited liability company, and OriGene Technologies, Inc., a Delaware corporation	(13)
2.6	Amendment No. 1 to Asset Purchase Agreement, dated as of July 12, 2013 by and between Strategic Diagnostics Inc., SDIX, LLC and OriGene Technologies, Inc.	(14)
3.1	Fourth Amended and Restated Certificate of Incorporation of the Company	(2)
3.2	Amendment of Fourth Amended and Restated Certificate of Incorporation of the Company	(15)
3.3	Second Amended and Restated Bylaws of the Company	(16)
4.1	Forms of Warrants to Purchase Common Stock of the Company	(2)
4.2	Section 382 Rights Agreement, dated as of October 16, 2014, between Special Diversified Opportunities Inc. and American Stock Transfer & Trust Company, LLC.	(17)
10.3	EnSys Environmental Products, Inc. 1993 Stock Incentive Plan*	(3)
10.4	Amended and Restated EnSys Environmental Products, Inc. 1995 Stock Incentive Plan*	(4)
10.5	EnSys Environmental Products, Inc. 401(k) Plan Adoption Agreement	(3)

Exhibit Number	Description	Reference
10.11	Agreement and Plan of Merger by and between EnSys and Strategic Diagnostics Inc. dated as of October 11, 1996	(2)
10.22	1998 Employee Stock Purchase Plan*	(5)
10.23	2000 Stock Incentive Plan*	(7)
10.35	Strategic Diagnostics Inc. Change of Control Severance Agreement*	(6)
10.36	Agreement, dated as of March 12, 2008, by and among the Company and Steven R. Becker, BC Advisors, LLC, SRB Management, L.P. and Richard van den Broek	(8)
10.42	Form of Nonqualified Stock Option Agreement*	(9)
10.43	Form of Restricted Stock Grant Agreement*	(9)
21.1	Subsidiary of the Company (filed herewith)
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm (filed herewith)
31.1	Certifications of the Principal Executive Officer of Special Diversified Opportunities Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)
31.2	Certifications of the Principal Financial Officer of Special Diversified Opportunities Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Scheme Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

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

(6)
Incorporated by reference to the designated exhibit of the Company's Form 10-Q for the fiscal quarter ended September 30, 2005.

(7)
Incorporated by reference to Appendix A of the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on March 24, 2004.

(8)
Incorporated by reference to Exhibit 99.1 of the Company's Form 8-K filed March 18, 2008..

(9)
Incorporated by reference to the designated exhibit of the Company's Form 10-K for the fiscal year ended December 31, 2009.

(10)
Incorporated by reference to Exhibit 99.1 of the Company's Form 8-K filed November 16, 2011.

(11)
Incorporated by reference to Exhibit 99.1 of the Company's Form 8-K filed December 13, 2011.

(12)
Incorporated by reference to Exhibit 2.1 of the Company's Form 8-K filed October 22, 2012.

(13)
Incorporated by reference to Exhibit 1.01 of the Company's Form 8-K filed April 10, 2013.

(14)
Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed July 15, 2013.

(15)
Incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed July 15, 2013.

(16)
Incorporated by reference to Exhibit 3.2 of the Company's Form 8-K filed July 15, 2013.

(17)
Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed October 16, 2014

*
Management contract or compensatory plan.

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

        Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014 based upon criteria in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management determined that the Company's internal control over financial reporting was effective as of December 31, 2014, based on the criteria in Internal Control—Integrated Framework issued by COSO.

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

Dated: March 31 , 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Special Diversified Opportunities Inc.:

        We have audited the accompanying consolidated balance sheets of Special Diversified Opportunities Inc. and subsidiary as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Special Diversified Opportunities Inc. and subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 31, 2015

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2014	2013
ASSETS
Current Assets :
Cash and cash equivalents	$24,818	$24,598
Restricted cash	—	1,300
Other current assets	22	66

Total current assets	24,840	25,964

Total assets	$24,840	$25,964

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities :
Accrued expenses	$486	$625

Total current liabilities	486	625

COMMITMENTS AND CONTINGENCIES (NOTE 10)
Stockholders' Equity:
Preferred stock, $.01 par value, 20,920,648 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, and 21,434,267 issued at December 31, 2014 and December 31, 2013, respectively	217	217
Additional paid-in capital	44,148	44,143
Treasury stock, 406,627 common shares at cost at December 31, 2014 and December 31, 2013, respectively	(555)	(555)
Accumulated deficit	(19,456)	(18,466)

Total stockholders' equity	24,354	25,339

Total liabilities and stockholders' equity	$24,840	$25,964

The accompanying notes are an integral part of these statements.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2014	2013	2012
Operating expenses:
Selling, general and administrative	1,242	1,845	1,927

Total operating expenses	1,242	1,845	1,927

Operating loss	(1,242)	(1,845)	(1,927)
Interest income (expense), net	2	(6)	(11)

Loss from continuing operations before taxes	(1,240)	(1,851)	(1,938)
Income tax expense (benefit)	—	—	—

Loss from continuing operations, net of taxes	(1,240)	(1,851)	(1,938)
Income from discontinued operations, net of taxes	250	580	6,280

Net income (loss)	$(990)	$(1,271)	$4,342

Basic loss per share from continuing operations	$(0.06)	$(0.09)	$(0.09)
Basic income per share from discontinued operations	0.01	0.03	0.31

Basic net income (loss) per share	$(0.05)	$(0.06)	$0.21

Shares used in computing basic net income (loss) per share	21,027,640	20,843,324	20,534,047

Diluted loss per share from continuing operations	$(0.06)	$(0.09)	$(0.09)
Diluted income per share from discontinued operations	0.01	0.03	0.31

Diluted net income (loss) per share	$(0.05)	$(0.06)	$0.21

Shares used in computing diluted net income (loss) per share	21,027,640	20,843,324	20,534,047

The accompanying notes are an integral part of these statements.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$(990)	$(1,271)	$4,342
Foreign currency translation adjustment	—	(57)	33
Reclassification of translation adjustment to discontinued operations	—	291	—

Comprehensive income (loss)	$(990)	$(1,037)	$4,375

The accompanying notes are an integral part of these statements.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Cumulative Translation Adjustments	Total
Balance January 1, 2012	$—	$210	$42,146	$(555)	$(21,537)	$(267)	$19,997

Net income	—	—	—	—	4,342	—	4,342
Currency translation adjustment	—	—	—	—	—	33	33
Employee stock purchase plan	—	—	15	—	—	—	15
Stock-based compensation	—	5	718	—	—	—	723

Balance December 31, 2012	—	215	42,879	(555)	(17,195)	(234)	25,110

Net loss	—	—	—	—	(1,271)	—	(1,271)
Currency translation adjustment	—	—	—	—	—	(57)	(57)
Reclassification of translation adjustment to discontinued operations	—	—	—	—	—	291	291
Employee stock purchase plan	—	—	9	—	—	—	9
Stock-based compensation	—	—	1,466	—	—	—	1,466
Employee purchases of restricted shares	—	4	—	—	—	—	4
Shares surrendered in payment of payroll taxes	—	(2)	(211)	—	—	—	(213)

Balance December 31, 2013	—	217	44,143	(555)	(18,466)	—	25,339

Net loss	—	—	—	—	(990)	—	(990)
Stock-based compensation	—	—	5	—	—	—	5

Balance December 31, 2014	$—	$217	$44,148	$(555)	$(19,456)	$—	$24,354

The accompanying notes are an integral part of these statements.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities :
Net income (loss)	$(990)	$(1,271)	$4,342
Less: income (loss) from discontinued operations	250	580	6,280

Loss from continuing operations	(1,240)	(1,851)	(1,938)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities :
Stock-based compensation expense	5	28	—
(Increase) decrease in:
Other current assets	44	4	29
Increase (decrease) in :
Accounts payable	—	(30)	—
Accrued expenses	(139)	(1,233)	2
Net operating activities from discontinued operations	250	256	(1,073)

Net cash used in operating activities	(1,080)	(2,826)	(2,980)

Cash Flows from Investing Activities :
Net proceeds from sale of discontinued operations	—	10,142	12,075
Restricted cash	1,300	—	—
Net investing activities from discontinued operations	—	(569)	(1,628)

Net cash provided by investing activities	1,300	9,573	10,447

Cash Flows from Financing Activities :
Proceeds from employee stock purchase plan	—	9	13
Proceeds from employee restricted share purchase	—	4	—
Restricted cash requirement	—	—	300
Purchase of employee restricted shares for withholding taxes	—	(213)	—
Net financing activities from discontinued operations	—	(37)	(333)

Net cash used in financing activities	—	(237)	(20)

Effect of exchange rate changes on cash	—	(57)	33
Net increase in cash and cash equivalents	220	6,453	7,480
Cash and Cash Equivalents, Beginning of Year	24,598	18,145	10,665

Cash and Cash Equivalents, End of Year	$24,818	$24,598	$18,145

Supplemental Cash Flow Disclosure :
Noncash investing activity, restricted cash proceeds from sale of discontinued operations	$—	$1,300	$—
Noncash investing activity, from discontinued operations	—	254	271
Cash paid for taxes, net of tax refunds	29	48	35
Cash paid for interest	—	15	30

The accompanying notes are an integral part of these statements

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

        The Company and Purchaser each made customary representations, warranties and covenants in the Asset Purchase Agreement. At closing, $1,300 of the purchase price was placed in escrow to be governed by the terms of a separate escrow agreement. The Asset Purchase Agreement included indemnification provisions pursuant to which the Company and the Purchaser agreed to indemnify the other for certain losses, including with respect to environmental, litigation, tax and other matters.

        The Asset Purchase Agreement also included restrictive covenants, including, that SDOI not (i) engage in a competing business for a period of five years after the closing date, (ii) directly or indirectly solicit Purchaser's employees for a period of two years after the closing date, (iii) directly or indirectly solicit the Purchaser's customers for a period of five years after the closing date and (iv) disparage the Purchaser at any time.

        As a result of the Asset Sale, the Company no longer owns its historical operating assets, and its past business operations have been discontinued.

        In May 2014, the Company, the Purchaser and OriGene reached a settlement of various claims by the parties relating to the Asset Sale. The terms of the settlement called for the release of the $1,300 in escrow to the Company, as well as the payment by the Purchaser and OriGene of an additional $250 pursuant to the working capital adjustment provisions of the Asset Purchase Agreement.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(in thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CERTAIN BALANCE SHEET INFORMATION

Business

        The Company is a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934. The Company's board of directors is exploring strategic alternatives to deploy the proceeds of the Asset Sale, which may include future acquisitions, a merger with another company, or other actions to redeploy capital, including, without limitation, distribution of cash to our shareholders.

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

Basis of Presentation

        The historical financial statements presented herein include the consolidated financial statements of SDOI. and its subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. In addition to the Asset Sale, the Company consummated the sale of its Food Pathogens and AG-GMO products assets in October 2012. The financial information of the Food Pathogens and AG-GMO products as well as the Life Science products have been separately reclassified within the consolidated financial statements as discontinued operations. See Note 3 for further information.

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

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(in thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CERTAIN BALANCE SHEET INFORMATION (Continued)

statements and the reported amounts of expenses during the period. These estimates include those made in connection with deferred tax assets. Actual results could differ from those estimates.

Cash and cash equivalents

        The Company considers all highly liquid investments that have maturities of three months of less when acquired to be cash equivalents. As of December 31, 2014 and 2013, cash of $24,818 and 24,598, respectively, consisted of bank checking operating accounts.

Accounts Receivable

        Prior to the completion of the Asset Sale, if receivables were in dispute with the customer or otherwise deemed uncollectible, the Company's policy was to charge these write-offs against the allowance for doubtful accounts. The Company continually reviewed the realizability of its receivables and charged current period earnings for the amount deemed unrealizable. At December 31, 2013 and 2014, net accounts receivable were $0.

        A summary of the activity in the allowance for doubtful accounts for the year ended December 31, 2013 is as follows:

2013
Balance, January 1	$63

Adjustments to allowance for doubtful accounts charged to discontinued operations	(33)
Net receivables included in Asset Sale	(30)

Balance, December 31	$—

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

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

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

Basic and Diluted Loss per Share

        Basic loss per share (EPS) is computed by dividing net income or loss available for common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS, except that the dilutive effect of converting or exercising all potentially dilutive securities is also included in the denominator. The Company's calculation of diluted EPS includes the dilutive effect of exercising stock options into common shares and the inclusion of unvested restricted stock awards. Basic loss per share excludes potentially dilutive securities. For the years 2014, 2013 and 2012, conversion of stock options with exercise prices less than the market share price and unvested restricted shares totaling 0, 0, and 445,280, respectively, into common share equivalents were excluded from this calculation because they were anti-dilutive, due to the net losses recorded in the periods. For the years 2014, 2013 and 2012, certain other stock options were excluded from common share equivalents as all had exercise prices greater than the market share price at December 31, 2014, 2013 and 2012, respectively.

        Listed below are the basic and diluted share calculations for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Weighted average common shares outstanding	21,027,640	20,843,324	20,534,047
Shares used in computing basic and diluted net loss per share	21,027,640	20,843,324	20,534,047

Treasury Stock

        Shares of common stock repurchased by the Company are recorded at cost as treasury stock in the stockholders' equity section of the consolidated balance sheet, and as a use of cash in the financing activities section of the consolidated statement of cash flows.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

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

        The Company had the opportunity to receive additional consideration of up to $600 if it was able to meet certain conditions as provided for in the Asset Purchase Agreement. As of December 31, 2013, the Company received $300 pursuant to this additional consideration, all of which is recorded as a gain on sale of assets in the Company's financial results for the year ended December 31, 2013. The Company will not receive the remaining $300 related to this additional consideration.

        On July 12, 2013, the Company completed the sale of its Life Sciences products assets to SDIX LLC for approximately $16,000 before transaction fees. These assets included intellectual property, inventory, commercial contracts and equipment. The Company recognized a gain on the sale of these assets, after transaction fees, of $2,345. For presentation purposes, $125 of the costs related to the sale were previously expensed in the fourth quarter of 2012, respectively, as general and administrative costs. The Company has reclassified these expenses to discontinued operations.

        At the closing of the Asset Sale, $1,300 of the purchase price was placed in escrow to satisfy any indemnification claims that were brought by April 12, 2014. This amount is included in Restricted Cash on the Company's Balance Sheet at December 31, 2013. In addition, the Asset Purchase Agreement provided for an adjustment to the purchase price based upon the actual working capital, as defined, on the closing date as compared to a working capital target amount.

        In May 2014, the Company, the Purchaser and OriGene reached a settlement of various claims by the parties relating to the Asset Sale. The terms of the settlement called for the release of the $1,300 in escrow to the Company, as well as the payment by the Purchaser and OriGene to the Company of an additional $250 pursuant to the working capital adjustment provisions of the Asset Purchase Agreement. The settlement also included mutual releases of these and all other claims under the Asset Purchase Agreement.

        In accordance with ASC 360, the results of operations and cash flow activity of the Food Pathogens, AG-GMO and Life Science products have been reclassified separately as discontinued

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(in thousands, except share and per share data)

3. DISCONTINUED OPERATIONS (Continued)

operations within the consolidated financial statements for all periods presented. The following table presents key information associated with the operating results of the discontinued operation for the reporting periods included in the Company's 2014, 2013 and 2012 consolidated statements of operations:

Results of Operations of Discontinued Operations

	Year Ended December 31,
	2014	2013	2012
Revenues	$—	$7,564	$20,687
Cost of sales	—	4,417	9,582

Gross profit	—	3,147	11,105

Operating expenses:
Research and development	—	960	3,833
Selling, general and administrative	—	4,355	10,857
Gain on sale of assets	(250)	(2,770)	(9,882)

Total operating expenses	(250)	2,545	4,808

Operating income	250	602	6,297
Interest expense	—	(8)	(14)

Income before income taxes	250	594	6,283
Income tax expense	—	14	3

Income from discontinued operations	$250	$580	$6,280

4. PROPERTY AND EQUIPMENT

        The Company's property, plant and equipment was sold as part of the Asset Sale. As a result, there is a $0 balance as of December 31, 2013 and 2014.

        Depreciation expense included in discontinued operations was $563 and $1,029 in 2013 and 2012, respectively.

5. INTANGIBLE ASSETS

        The Company's intangible assets, primarily technology acquired from Molecular Circuitry Inc. ("MCI") related to proprietary growth media used in the Company's food pathogens test kits, was sold as part of the sale of the Food Pathogens and AG-GMO products to Romer Labs in October 2012.

        Amortization of those intangible assets, included in discontinued operations, was on a straight line basis over their useful lives and was $85 in 2012.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(in thousands, except share and per share data)

6. ACCRUED EXPENSES

        As of December 31, accrued expenses consisted of the following:

	2014	2013
Compensation	$112	$385
Professional fees	122	164
Other	252	76

Total accrued expenses	$486	$625

7. LONG-TERM DEBT

        On March 26, 2012, the Company entered into a Master Equipment Lease agreement with a commercial bank (as amended November 14, 2012). The agreement was for a $500 revolving line of credit to lease equipment. The equipment leased had a distinct lease schedule under the agreement which provided for specific terms of payment related to that particular equipment lease. For accounting purposes, the leases were considered capital leases and accordingly were recorded as debt and amortized with an imputed interest rate according to the terms of the applicable equipment lease. All leases carried a one dollar buyout at lease end.

        The Company borrowed $271 against this Master Lease agreement in 2012 and an additional $254 in 2013, of which $455 was outstanding as of the Asset Sale closing date. The Master Equipment Lease and the individual lease agreements were all assumed by SDIX LLC.

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

        The Company also has an Employee Stock Purchase Plan (the "ESPP"). The ESPP allows eligible full-time employees to purchase shares of common stock at 90 percent of the lower of the fair market value of a share of common stock on the first or last day of the quarter. Eligible employees are provided the opportunity to acquire Company common stock during each quarter. No more than 661,157 shares of common stock may be issued under the ESPP. Such stock may be unissued shares or treasury shares of the Company or may be outstanding shares purchased in the open market or otherwise on behalf of the ESPP. For financial reporting purposes, the Company's ESPP is compensatory. Therefore, the Company is required to recognize compensation expense related to the

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(in thousands, except share and per share data)

8. SHARE-BASED COMPENSATION (Continued)

discount from market value of shares sold under the ESPP. The Company issues new shares to satisfy shares purchased under the ESPP.

        Share-based compensation expense recorded in 2014, 2013 and 2012 is summarized as follows:

	2014	2013	2012
Stock options	$5	$611	$386
Employee stock purchase plan	—	1	2
Restricted stock awards and restricted stock units	—	854	337

Total share-based compensation expense	$5	$1466	$725

        The deferred income tax benefit related to share-based compensation expense for the years ended December 31, 2014, 2013 and 2012 was $0 due to the full valuation allowance recorded against deferred tax assets (see Note 12). Share-based compensation expense of $5 and $28 in 2014 and 2013, respectively, is a component of selling, general and administrative expense, and is recorded as a non-cash expense in the operating activities section of the consolidated statement of cash flows. All other share-based compensation is included in discontinued operations.

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

        Information with respect to the stock options granted under the 2000 Plan and options granted separately from the 2000 Plan is summarized as follows:

	Number of Shares	Price Range	Weighted Average Remaining Contractual term	Aggregate Instrinsic Value
Balance, Jauary 1, 2012	2,425,794	$1.49 - $4.65

Granted	739,500	$1.60 - $2.10
Cancelled / forfeited	(995,251)	$1.50 - $4.56

Balance, December 31, 2012	2,170,043	$1.49 - $4.65

Granted	556,200	$1.19 - $1.50
Cancelled / forfeited	(1,246,749)	$1.19 - $4.65

Balance, December 31, 2013	1,479,494	$1.25 - $4.60

Granted	23,076	$1.30 - $1.30
Cancelled / forfeited	(528,000)	$1.50 - $4.60

Balance, December 31, 2014	974,570	$1.25 - $3.74	5.1 years	$—

Vested and exercisable at December 31, 2014	609,186	$1.25 - $3.74	4.9 years	$—

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(in thousands, except share and per share data)

8. SHARE-BASED COMPENSATION (Continued)

        As of December 31, 2014, options covering 609,186 shares were exercisable with a weighted average exercise price of $1.83 per share, and 3,646,011 shares were available for future grant under the 2000 Plan.

        As of December 31, 2014, there was no unrecognized compensation expense related to outstanding non-performance based stock options as all such options are fully vested.

        The weighted average fair value at the date of grant for non-performance based options granted during 2014, 2013 and 2012 was estimated at $0.40, $0.31 and $0.80 per share, respectively, using the Black-Scholes pricing model. The weighted-average assumptions used in the Black-Scholes model were as follows: dividend yield of 0%, expected volatility of 38% in 2014, 38% in 2013 and 48% in 2012, risk-free interest rate of 1.71% in 2014, 1.05% in 2013 and 1.13% in 2012 and expected option life of 5.5 years in 2014, 5 years in 2013 and 6 years in 2012. The expected option life was computed using the sum of the average vesting period and the contractual life of the option and dividing by 2, for all periods presented.

        The Company issued options to acquire 350,000 shares of common stock with performance based vesting during the year ended December 31, 2013. These options vest based upon the achievement of certain corporate goals. No expense has been recognized for these awards as the probability of achieving the targets is currently assessed as not probable.

        The following table provides additional information about the Company's stock options outstanding at December 31, 2014:

	Options Outstanding			Options Exercisable
		Weighted Average
Range of Exercise Prices	Number of Shares	Remaining Contractual Life	Exercise Price	Number of Shares	Wtd. Average Exercise Price
$1.25 - $1.85	767,528	5.1 Years	$1.48	402,144	$1.55
$2.00 - $2.25	175,000	5.8 Years	$2.13	175,000	$2.13
$3.69 - $3.74	32,042	3.3 Years	$3.72	32,042	$3.72
$1.25 - $3.74	974,570	5.1 Years	$1.67	609,186	$1.83

        The Company grants restricted stock awards (RSA) which is the right to receive shares. The fair value of RSAs is based on the market price for the stock at the date of grant. RSAs generally vest over periods of two to five years.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(in thousands, except share and per share data)

8. SHARE-BASED COMPENSATION (Continued)

        The following table summarizes the changes in non-vested restricted stock units for the three year period ended December 31, 2014:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested RSAs at January 1, 2012	116,250	$1.78

Granted	752,500	$1.99
Vested	(127,500)	$2.54
Cancelled / forfeited	(296,250)	$1.75

Non-vested RSAs at December 31, 2012	445,000	$1.60

Granted	225,000	$1.58
Vested	(620,000)	$1.60
Cancelled / forfeited	(50,000)	$1.59

Non-vested RSAs at December 31, 2013	—	$0.00

        The Company recorded compensation expense of $0, $854 and $337, respectively, for the years ended December 31, 2014, 2013 and 2012, for RSAs. The expense in 2013 and 2012 is included in discontinued operations. As of December 31, 2014, there is no unrecognized compensation expense related to RSAs.

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

9. RIGHTS PLAN

        On October 15, 2014 (the "Rights Dividend Declaration Date"), the Company's Board of Directors (the "Board of Directors") adopted a Section 382 rights plan (the "Section 382 Rights Plan") and declared a dividend distribution of one Right (as defined below) for each outstanding share of common stock of the Company to stockholders of record at the close of business on October 29, 2014.

        The Section 382 Rights Plan is intended to act as a deterrent to any person (an "Acquiring Person") acquiring (together with all affiliates and associates of such person) beneficial ownership of 4.9% or more of the Company's outstanding Common Stock within the meaning of Section 382 of the Code, without the approval of the Board of Directors. Stockholders who beneficially own 4.9% or more of the Company's outstanding Common Stock as of the Rights Dividend Declaration Date will not be

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(in thousands, except share and per share data)

9. RIGHTS PLAN (Continued)

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

        The Rights.    On the Rights Dividend Declaration Date, the Board of Directors authorized the issuance of one right (a "Right") for each outstanding share of the Common Stock to the Company's stockholders of record as of October 29, 2014. Subject to the terms, provisions and conditions of the Section 382 Rights Agreement, if the Rights become exercisable, each Right would initially represent the right to purchase from the Company one one-thousandth of a share of the Company's Series A Junior Participating Preferred Stock, par value $0.01 per share, for a purchase price of $5.00 per Right (the "Purchase Price"). If issued, each fractional share of Series A Junior Participating Preferred Stock would give the stockholder approximately the same dividend, voting and liquidation rights as does one share of the Common Stock. However, prior to exercise, a Right does not give its holder any rights as a stockholder of the Company, including any dividend, voting or liquidation rights.

10. COMMITMENTS AND CONTINGENCIES

        The Company leases its office facilities under operating leases. Rent expense in continuing operations for each of the years ended December 31, 2014, 2013 and 2012, was $28. There are no future commitments under non-cancelable leases at December 31, 2014.

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

11. RETIREMENT SAVINGS PLAN

        The Company maintained a retirement savings plan qualified under Section 401(k) of the Internal Revenue Code. The plan allowed for eligible employees to contribute a portion of their gross wages to the plan. The Company matched employees' contributions on a 100% basis up to 1% of gross wages and on a 50% basis up to the next 5% of gross wages. All employee and Company matching contributions ceased upon the closing of the Asset Sale and the Company has terminated the plan. All plan balances were distributed as of December 31, 2013. In 2013 and 2012, the Company recognized expenses of $124 and $252, respectively, associated with this plan. These expenses are included in discontinued operations.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(in thousands, except share and per share data)

12. INCOME TAXES

        The components of income (loss) from continuing operations before tax expense as of December 31 are as follows:

	2014	2013	2012
United States	$(1,240)	$(1,851)	$(1,938)
Rest of the world	—	—	—

Total	$(1,240)	$(1,851)	$(1,938)

        No income tax expense (benefit) is attributable to continuing operations as of December 31, 2014, 2013 or 2012.

        The following table summarizes the significant differences between the U.S. Federal statutory rate and the Company's effective tax rate for financial statement purposes on income from continuing operations:

	2014	2013	2012
	%	%	%
Statutory tax rate	34.0	34.0	34.0
Valuation allowance, federal	(27.1)	20.9	74.9
Valuation allowance related to discontinued operations	(6.9)	(10.1)	(109.6)
Stock compensation expense	—	(34.8)	(3.0)
Subpart F income	—	(9.8)	—
Research and development credits	—	—	6.4
Other, net	—	(0.2)	(2.7)

Total	0.0%	0.0%	0.0%

        Significant components of the Company's deferred tax assets as of December 31 are as follows:

	2014	2013
Net operating loss carryforwards	$7,513	$6,513
Credit carryforwards	1,310	1,310
Amortization and depreciation	—	727
Accrued expenses	120	—
Capitalized R&D costs	454	—

Total deferred tax assets	9,397	8,550
Valuation allowance	(9,397)	(8,550)

Net deferred tax assets	$—	$—

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(in thousands, except share and per share data)

12. INCOME TAXES (Continued)

        For the year ended December 31, 2014, the Company recorded no income tax expense.

        Overall, the valuation allowance for deferred tax assets increased during 2014 by $847. The valuation allowance increased by $953 related to net operating losses generated by continuing operations (including $460 related to an increase in state apportionment factors), offset by $106 decrease related to the net operating losses utilized by income from discontinued operations.

        FASB ASC 740, Accounting for Income Taxes ("FASB ASC 740"), requires a company to evaluate its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. Pursuant to FASB ASC 740, a cumulative pre-tax loss in recent years is significant negative evidence that is difficult to overcome in considering whether deferred tax assets are more likely than not realizable. The Company has evaluated the possibility of potential tax planning strategies and determined that none currently exist that the Company would conclude are prudent and feasible. The Company has concluded, based upon the evaluation of all available evidence, that it is more likely than not that the U.S. federal and state net deferred tax assets will not be realized and has recorded a full valuation allowance on its U.S. federal and state net deferred tax assets, as of December 31, 2014.

        At December 31, 2014, the Company had U.S. federal net operating loss carryforwards of approximately $18,305 including those of acquired companies, which will expire as follows:

Year	Net Operating Loss (in thousands)
2022	$1,674
2024	1,876
2025	3
2026	1
2027	1
2028	3,492
2029	2,501
2030	1,281
2031	391
2033	6,625
2034	460

Total	$18,305

        The above includes net operating losses of $668 which, if realized, would be accounted for as additional paid in capital and excludes $1,257 related to unrecognized tax benefits.

        The Company has federal research and experimentation credit carryforwards of $1,068, net of $119 related to unrecognized tax benefits, as of December 31, 2014, which are set to expire in years 2020 through 2032. The Company also has federal alternative minimum tax credit carryforwards of $10 which have indefinite lives.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(in thousands, except share and per share data)

12. INCOME TAXES (Continued)

        For the year ended December 31, 2014, the Company increased its unrecognized tax benefits by $9.

        The following table is a reconciliation of the gross unrecognized tax benefits during the years ended December 31:

	2014	2013	2012
Gross unrecognized tax benefits as of January 1	$619	$590	$554
Increases from positions taken in prior periods	—	2	—
Increases from positions taken in current period	9	27	36

Gross unrecognized tax benefits as of December 31	$628	$619	$590

        The unrecognized tax benefits at December 31, 2014 of $628, if recognized in a period where there was not a full valuation allowance, would affect the effective tax rate.

        The Company is subject to U.S. federal income tax, as well as income taxes of multiple state jurisdictions.

        The Company recognizes accrued interest expense and penalties related to uncertain tax benefits that have resulted in a refund or reduction of income taxes paid. Unrecognized tax benefits aggregating $622 would reduce already existing net operating loss and tax credit carryforwards and therefore require no accrual for interest or penalty in any of the years 2014, 2013 or 2012. The remaining unrecognized tax benefit of $6 include de minimis interest and penalty where required.

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

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(in thousands, except share and per share data)

13. QUARTERLY FINANCIAL DATA (unaudited)

	Three Months Ended,
	March 31	June 30	September 30	December 31
	(In thousands except per share data)
2014
Loss from continuing operations	$(340)	$(343)	$(261)	$(296)
Income from discontinued operations	—	250	—	0
Net income (loss)	(340)	(93)	(261)	(296)
Basic loss per share from continuing operations	(0.02)	(0.02)	(0.01)	(0.02)
Basic income per share from discontinued operations	—	0.01	—	—
Basic net income (loss) per share	(0.02)	—	(0.01)	(0.02)
Diluted loss per share from continuing operations	(0.02)	(0.02)	(0.01)	(0.02)
Diluted income per share from discontinued operations	—	0.01	—	—
Diluted net income (loss) per share	(0.02)	—	(0.01)	(0.02)
2013
Loss from continuing operations	$(456)	$(483)	$(428)	$(484)
Income (loss) from discontinued operations	(1,138)	(1,266)	3,039	(55)
Net income (loss)	(1,594)	(1,749)	2,611	(539)
Basic loss per share from continuing operations	(0.02)	(0.02)	(0.02)	(0.02)
Basic income (loss) per share from discontinued operations	(0.06)	(0.06)	0.14	—
Basic net income (loss) per share	(0.08)	(0.08)	0.12	(0.03)
Diluted loss per share from continuing operations	(0.02)	(0.02)	(0.02)	(0.02)
Diluted income per share from discontinued operations	(0.06)	(0.06)	0.14	—
Diluted net income (loss) per share	(0.08)	(0.08)	0.12	(0.03)

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECIAL DIVERSIFIED OPPORTUNITIES INC.
Date: March 31, 2015	By:	/s/ PHILIP T. BLAZEK Philip T. Blazek President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 31, 2015	/s/ STEVEN BECKER Steven Becker Chairman of the Board of Directors
Date: March 31, 2015	/s/ PHILIP T. BLAZEK Philip T. Blazek President (Principal Executive Officer)
Date: March 31, 2015	/s/ KEVIN J. BRATTON Kevin J. Bratton Vice President—Finance and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: March 31, 2015	/s/ THOMAS A. BOLOGNA Thomas A. Bologna Director
Date: March 31, 2015	/s/ RICHARD VAN DEN BROEK Richard van den Broek Director
Date: March 31, 2015	/s/ MURRAY MCCABE Murray McCabe Director

Date: March 31 , 2015	/s/ DAVID M. WURZER David M. Wurzer Director
Date: March 31, 2015	/s/ WAYNE P. YETTER Wayne P. Yetter Director