Form 10-Q
period 2015-03-31
SPECIAL DIVERSIFIED OPPORTUNITIES INC.
filed 2015-05-15
CIK 911649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

Yes: ☒         No:☐

As of April 30, 2015, there were 21,027,640 outstanding shares of the Registrant’s common stock, par value $.01 per share.

SPECIAL DIVERSIFIED OPPORTUNITIES INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Current Assets :
Cash and cash equivalents	$24,423	$24,818
Other current assets	90	22

Total current assets	24,513	24,840

Total assets	$24,513	$24,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities :
Accrued expenses	$409	$486

Total current liabilities	409	486

Stockholders’ Equity:
Preferred stock, $.01 par value, 20,920,648 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 21,434,267 issued at March 31, 2015 and December 31, 2014, respectively	217	217
Additional paid-in capital	44,149	44,148
Treasury stock, 406,627 common shares at cost at March 31, 2015 and December 31, 2014, respectively	(555)	(555)
Accumulated deficit	(19,707)	(19,456)

Total stockholders’ equity	24,104	24,354
Total liabilities and stockholders’ equity	$24,513	$24,840

The accompanying notes are an integral part of these statements.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2015	2014

Operating expenses:
Selling, general and administrative	$251	$340
Total operating expenses	251	340

Operating loss	(251)	(340)

Interest income (expense), net	—	—

Loss before taxes	(251)	(340)

Income tax expense (benefit)	—	—

Net loss	$(251)	$(340)

Basic and diluted loss per share	$(0.01)	$(0.02)

Shares used in computing basic and diluted net loss per share	21,027,640	21,027,640

The accompanying notes are an integral part of these statements.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Three Months
	Ended March 31,
	2015	2014

Cash Flows from Operating Activities :
Net loss	$(251)	$(340)
Adjustments to reconcile net loss to net cash used in operating activities :
Stock-based compensation expense	1	—
(Increase) in :
Other current assets	(68)	(55)
Increase (Decrease) in :
Accrued expenses	(77)	118
Net cash used in operating activities	(395)	(277)

Net cash used in investing activities	—	—

Net cash used in financing activities	—	—

Net decrease in Cash and Cash Equivalents	(395)	(277)

Cash and Cash Equivalents, Beginning of Period	24,818	24,598

Cash and Cash Equivalents, End of Period	$24,423	$24,321

Supplemental Cash Flow Disclosure :

Cash paid for taxes, net of tax refunds	$5	$10

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

The Company and Purchaser each made customary representations, warranties and covenants in the Asset Purchase Agreement.  At closing, $1,300 of the purchase price was placed in escrow to be governed by the terms of a separate escrow agreement.  The Asset Purchase Agreement contained indemnification provisions pursuant to which the Company and the Purchaser have agreed to indemnify the other for certain losses, including with respect to environmental, litigation, tax and other matters.

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

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

2.                         DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

The Company is a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934. The Company’s board of directors has been exploring strategic alternatives to maximize shareholder value going forward, including deploying the proceeds of the Asset Sale in business acquisition opportunities, merging with another company, or other actions to redeploy our capital, including, without limitation, distribution of cash to our shareholders.

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

Basis of Presentation and Interim Financial Statements

The accompanying unaudited consolidated interim financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  In the opinion of management, the accompanying consolidated interim financial statements include all adjustments (all of which are of a normal recurring nature) necessary for a fair presentation of the results of operations.  The interim operating results are not necessarily indicative of the results to be expected for the entire year.

Use of Estimates

The preparation of the consolidated interim financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated interim financial statements, and the reported amounts of expenses during the period. These estimates include those made in connection with assessing the valuation of deferred tax assets. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. As of March 31, 2015 and December 31, 2014, cash of $24,423 and 24,818, respectively, consisted of bank checking operating accounts.

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method, which requires that compensation costs related to employee share based payment transactions are measured in the financial statements at the fair value on the date of grant and are recognized over the vesting period of the award.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

3.                         BASIC AND DILUTED LOSS PER SHARE

Basic loss per share (EPS) is computed by dividing net loss available for common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS, except that the dilutive effect of converting or exercising all potentially dilutive securities is also included in the denominator such as stock options and restricted stock units. Basic loss per share excludes potentially dilutive securities. For the three months ended March 31, 2015 and 2014, outstanding common stock options representing 974,570 and 1,479,494 shares, respectively, were excluded from the computation of diluted EPS.

	Three Months Ended
	March 31,
	2015	2014

Weighted average common shares outstanding	21,027,640	21,027,640

Shares used in computing basic and diluted loss per share per share	21,027,640	21,027,640

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

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

Share-based compensation expense recorded in the three month periods ended March 31, 2015 and 2014 is summarized as follows:

	Three Months Ended
	March 31,
	2015	2014

Stock options	$1	$—

Total share-based compensation expense	$1	$—

Share-based compensation expense of $1 and $0 in 2015 and 2014, respectively, is a component of selling, general and administrative expense, and is recorded as a non-cash expense in the operating activities section of the consolidated statement of cash flows.

No options were exercised in the three month periods ended March 31, 2015 and 2014.

Information with respect to the activity of outstanding stock options granted under the 2000 Plan and options granted separately from the 2000 Plan for the three months ended March 31, 2015 is summarized as follows:

					Weighted	Aggregate
	Number				Average Remaining	Instrinsic
	of Shares	Price Range			Contractual term	Value

Balance, January 1, 2015	974,570	$1.25	-	$3.74

Granted	—
Cancelled / Forfeited	—

Balance, March 31, 2015	974,570	$1.25	-	$3.74	4.9 years	$—

Vested and excercisable at March 31, 2015	609,186	$1.25	-	$3.74	4.6 years	$—

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

The following table provides additional information about the Company’s stock options outstanding and exercisable at March 31, 2015:

			Options Outstanding			Options Exercisable
				Weighted Average			Wtd. Average
Range of			Number of	Remaining	Exercise	Number of	Exercise
Exercise Prices			Shares	Contractual Life	Price	Shares	Price

$1.25	-	$1.85	767,528	4.8 Years	$1.48	402,144	$1.55
$2.00	-	$2.25	175,000	5.5 Years	$2.13	175,000	$2.13
$3.69	-	$3.74	32,042	3.1 Years	$3.72	32,042	$3.72
$1.25	-	$3.74	974,570	4.9 Years	$1.67	609,186	$1.83

The Company had no unvested restricted stock as of December 31, 2014 and March 31, 2015.

5.                                      INCOME TAXES

The Company evaluates its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required.  The Company had a full valuation allowance offsetting its U.S. federal and state net deferred tax assets which primarily represent net operating loss carryforwards (“NOLs”) at December 31, 2014.  During the three month period ended March 31, 2015, the Company’s management concluded that the full valuation allowance for U.S. federal and state net deferred tax assets is appropriate as the facts and circumstances during the first three months of 2015 did not change management’s conclusion that a full valuation allowance is necessary.

The Company is subject to U.S. federal income tax, as well as income taxes of multiple state jurisdictions.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  At March 31, 2015, the Company had no interest or penalties accrued related to uncertain tax positions due to the available NOLs.

As of March 31, 2015, the Company had approximately $628 of unrecognized tax benefits of which $622 would reduce already existing net operating loss and tax credit carryforwards and therefore require no accrual for interest or penalty. The remaining $6 includes de minimis interest and penalties where required.  For the three months ended March 31, 2015, unrecognized tax benefits did not change.  For federal purposes, post-1992 tax years remain open to examination as a result of earlier net operating losses being utilized in recent years. For state purposes, the statute of limitations remains open in a similar manner for states that have generated net operating losses. The Company does not expect that the total amount of unrecognized tax benefits related to positions taken in prior periods will change significantly during the next 12 months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements reflecting the current expectations of Special Diversified Opportunities Inc. and its subsidiaries (the “Company” or “SDOI”). In addition, when used in this quarterly report, the words “anticipate,” “enable,” “estimate,” “intend,” “expect,” “believe,” “potential,” “may,” “will,” “should,” “project” and similar expressions as they relate to the Company are intended to identify said forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, which may cause actual results to differ from those anticipated at this time. Such risks and uncertainties include factors more fully described in the Company’s public filings with the SEC including, without limitation, the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

In May 2014, the Company, the Purchaser and OriGene reached a settlement of various claims by the parties related to the Asset Purchase Agreement. The terms of the settlement called for the release of the $1.3 million in escrow to the Company, as well as the payment by the Purchaser and OriGene of an additional $250,000 pursuant to the working capital adjustment provisions of the Asset Purchase Agreement.

Overview

Prior to the completion of the Asset Sale, the Company was a biotechnology company with a core mission of developing, commercializing and marketing innovative and proprietary products, services and solutions that preserve and enhance the quality of human health and wellness. The Company is presently a shell company and the Company’s board of directors has been exploring strategic alternatives to maximize shareholder value going forward, including deploying the proceeds of the Asset Sale in business acquisition opportunities, merging with another company, or other actions to redeploy our capital, including, without limitation, distribution of cash to our shareholders.

Results of Operations

Three Months Ended March 31, 2015 versus Three Months Ended March 31, 2014

Selling, general and administrative

Selling, general and administrative expenses include personnel costs, professional fees and other expenses related to the Company’s current level of activity while the Company explores its future direction and opportunities. Selling, general and administrative expenses decreased from $340,000 for the three months ended March 31, 2014 to  $251,000 for the three months ended March 31, 2015. The decrease is primarily attributable to lower professional fees  in the 2015 period.

Income taxes

The Company recorded no income tax provision for the three-month periods ended March 31, 2015 and March 31, 2014.  The Company has full valuation allowances placed against U.S. federal and state deferred tax assets.

Net Loss

Net loss was $251,000, or $0.01 per diluted share, for the three-month period ended March 31, 2015, and $340,000, or $0.02 per diluted share, for the three-month period ended March 31, 2014.

Liquidity and Capital Resources

The net cash used in operating activities was $395,000 for the first three months of 2015 compared to net cash used in operating activities of $277,000 for the first three months of 2014.  The net cash used in operating activities in 2015 was the result of the net loss coupled with an increase in prepaid expenses and a decrease in accrued expenses. The net cash used in operating activities in 2014 was primarily the result of the net loss incurred partially offset by an increase in accrued expenses.

There was no cash used in investing activities in the three months ended March 31, 2015 and 2014.

There was no cash used in financing activities in the three months ended March 31, 2015 and 2014.  The Company’s working capital (current assets less current liabilities) was $24.1 million at March 31, 2015 compared to $24.4 million at December 31, 2014.

For the three months ended March 31, 2015, the Company satisfied all of its cash requirements from cash available and on-hand.  Based upon its cash and cash equivalents on hand, the Company believes it has sufficient resources to meet its operating requirements through at least the next 12 months.

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

Item 4. Controls and Procedures

(a)                    Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

SPECIAL DIVERSIFIED OPPORTUNTIES INC.

Date: May 15, 2015	/s/ Philip T. Blazek
Philip T. Blazek President (Principal Executive Officer)

Date: May 15, 2015	/s/ Kevin J. Bratton
Kevin J. Bratton Vice President — Finance and Chief Financial Officer (Principal Financial and Accounting Officer)