Form 10-Q
period 2015-09-30
SPECIAL DIVERSIFIED OPPORTUNITIES INC.
filed 2015-11-13
CIK 911649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

Yes: ☒          No: ☐

As of October 31, 2015, there were 21,027,640 outstanding shares of the Registrant’s common stock, par value $.01 per share.

SPECIAL DIVERSIFIED OPPORTUNITIES INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPECIAL DIVIERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Current Assets :
Cash and cash equivalents	$23,908	$24,818
Other current assets	47	22
Total current assets	23,955	24,840
Total assets	$23,955	$24,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities :
Accrued expenses	$405	$486
Total current liabilities	405	486

Stockholders’ Equity:
Preferred stock, $.01 par value, 20,920,648 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 21,434,267 shares issued at September 30, 2015 and December 31, 2014	217	217
Additional paid-in capital	44,154	44,148
Treasury stock, 406,627 common shares at cost at September 30, 2015 and December 31, 2014	(555)	(555)
Accumulated deficit	(20,266)	(19,456)
Total stockholders’ equity	23,550	24,354
Total liabilities and stockholders’ equity	$23,955	$24,840

The accompanying notes are an integral part of these statements.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Operating expenses:
Selling, general and administrative	$268	$261	$810	$946
Total operating expenses	268	261	810	946

Operating loss	(268)	(261)	(810)	(946)

Interest income, net	—	—	—	2

Loss from continuing operations before taxes	(268)	(261)	(810)	(944)

Income tax expense	—	—	—	—

Loss from continuing operations, net of taxes	$(268)	$(261)	$(810)	$(944)

Income from discontinued operations	—	—	—	250

Net loss	$(268)	$(261)	$(810)	$(694)

Basic and diluted loss per share from continuing operations	$(0.01)	$(0.01)	$(0.04)	$(0.04)
Basic and diluted income per share from discontinued operations	0.00	0.00	0.00	0.01

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.04)	$(0.03)

Shares used in computing basic and diluted net loss per share	21,027,640	21,027,640	21,027,640	21,027,640

The accompanying notes are an integral part of these statements.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months
	Ended September 30,
	2015	2014
Cash Flows from Operating Activities :
Net loss	$(810)	$(694)
Less: Income from discontinued operations	—	250
Loss from continuing operations	(810)	(944)
Adjustments to reconcile net loss to net cash used in operating activities :
Share-based compensation expense	6	4
(Increase) decrease in :
Other current assets	(25)	23
(Decrease) in :
Accrued expenses	(81)	(208)
Net operating activities from discontinued operations	—	250
Net cash used in operating activities	(910)	(875)

Cash Flows from Investing Activities :
Restricted cash	—	1,300
Net cash provided by investing activities	—	1,300

Net cash used in financing activities	—	—

Net increase (decrease) in Cash and Cash Equivalents	(910)	425

Cash and Cash Equivalents, Beginning of Period	24,818	24,598

Cash and Cash Equivalents, End of Period	$23,908	$25,023

Supplemental Cash Flow Disclosure :

Cash paid for taxes, net of tax refunds	$22	$24

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

In May 2014, the Company, the Purchaser and OriGene reached a settlement of various claims by the parties relating to the Asset Sale. The terms of the settlement called for the release of the $1,300 in escrow to the Company, as well as the payment by the Purchaser and OriGene of an additional $250 pursuant to the working capital adjustment provisions of the Asset Purchase Agreement. This payment has been recorded in income from discontinued operations on the Consolidated Statements of Operations for the nine months ended September 30, 2014.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. As of September 30, 2015 and December 31, 2014, cash of $23,908 and $24,818, respectively, consisted of bank checking operating accounts.

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

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

3.                         BASIC AND DILUTED LOSS PER SHARE

Basic loss per share (EPS) is computed by dividing net loss available for common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS, except that the dilutive effect of converting or exercising all potentially dilutive securities is also included in the denominator such as stock options and restricted stock units. Basic loss per share excludes potentially dilutive securities.  For the three and nine month periods ended September 30, 2015 and 2014, outstanding common stock options representing 1,034,570 and 974,570 shares, respectively, and 15,000 and 0 unvested restricted shares, respectively, were excluded from the computation of diluted EPS.

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

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

Share-based compensation expense recorded in the three and nine month periods ended September 30, 2015 and 2014 is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Stock options	$2	$1	$4	$4
Restricted stock awards	2	—	2	—

Total share-based compensation expense	$4	$1	$6	$4

Share-based compensation expense is a component of selling, general and administrative expense, and is recorded as a non-cash expense in the operating activities section of the Company’s consolidated statements of cash flows.

No options were exercised in the nine month periods ended September 30, 2015 and 2014.  Information with respect to the activity of outstanding stock options granted under the 2000 Plan and options granted separately from the 2000 Plan for the nine months ended September 30, 2015 is summarized as follows:

					Weighted	Aggregate
	Number				Average Remaining	Instrinsic
	of Shares	Price Range			Contractual term	Value

Balance, January 1, 2015	974,570	$1.25	-	$3.74

Granted	60,000	$1.24	-	$1.24
Cancelled / Forfeited	—		-

Balance, September 30, 2015	1,034,570	$1.24	-	$3.74	4.5 years	$—

Vested and excercisable at September 30, 2015	616,878	$1.24	-	$3.74	4.2 years	$—

During the nine month period ended September 30, 2015, there were 60,000 options granted with a weighted average grant date fair value, based on a Black-Scholes option pricing model, of $0.23 per share.  The assumptions used in the Black-Scholes model are as follows: dividend yield 0%, expected volatility 26.4%, risk-free interest rate 1.71% and expected life of 4.25 years.  The Company uses the Simplified Method for determining the expected life of options granted to employees which is computed using the sum of the average vesting period and the contractual life of the option and dividing by two, for all periods presented.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

The following table provides additional information about the Company’s stock options outstanding and exercisable at September 30, 2015:

			Options Outstanding			Options Exercisable
				Weighted Average			Wtd. Average
Range of			Number of	Remaining	Exercise	Number of	Exercise
Exercise Prices			Shares	Contractual Life	Price	Shares	Price

$1.24	-	$1.85	827,528	4.5 Years	$1.46	409,836	$1.55
$2.00	-	$2.25	175,000	5.0 Years	$2.13	175,000	$2.13
$3.69	-	$3.74	32,042	2.6 Years	$3.72	32,042	$3.72
$1.24	-	$3.74	1,034,570	4.5 Years	$1.64	616,878	$1.83

The Company had 15,000 and 0 shares of unvested restricted stock as of September 30, 2015 and December 31, 2014, respectively.

5.                         INCOME TAXES

The Company evaluates its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required.  The Company had a full valuation allowance offsetting its U.S. federal and state net deferred tax assets which primarily represent net operating loss carryforwards (“NOLs”) at December 31, 2014.  During the nine month period ended September 30, 2015, the Company’s management concluded that the full valuation allowance for U.S. federal and state net deferred tax assets is appropriate as the facts and circumstances during the first nine months of 2015 did not change management’s conclusion that a full valuation allowance is necessary.

The Company is subject to U.S. federal income tax, as well as income taxes of multiple state jurisdictions.   The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  At September 30, 2015, the Company had no interest or penalties accrued related to uncertain tax positions due to the available NOLs.

As of September 30, 2015, the Company had approximately $628 of unrecognized tax benefits of which $622 would reduce already existing net operating loss and tax credit carryforwards and therefore require no accrual for interest or penalty. The remaining $6 includes de minimis interest and penalties where required.  For the nine months ended September 30, 2015, unrecognized tax benefits did not change. For federal purposes, post-1992 tax years remain open to examination as a result of earlier net operating losses being utilized in recent years. For state purposes, the statute of limitations remains open in a similar manner for states that have generated net operating losses. The Company does not expect that the total amount of unrecognized tax benefits related to positions taken in prior periods will change significantly during the next 12 months.

6.                         SUBSEQUENT EVENT

In connection with a Separation Agreement and General Release dated October 19, 2015 between the Company and its president, the president’s employment ended as of that date and the Company agreed to provide him severance pay of $206,250 in the fourth quarter of 2015. In addition, the Company agreed to make payments for the medical insurance of the president for the following nine months. The Company will record an expense of approximately $225,000 related to this agreement during the quarter ending December 31, 2015.

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

In May 2014, the Company, the Purchaser and OriGene reached a settlement of various claims by the parties related to the Asset Purchase Agreement. The terms of the settlement called for the release of the $1.3 million in escrow to the Company, as well as the payment by the Purchaser and OriGene to the Company of an additional $250,000 pursuant to the working capital adjustment provisions of the Asset Purchase Agreement. This payment has been recorded as income from discontinued operations on the Consolidated Statements of Operations for the nine months ended September 30, 2014.

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

Results of Operations

Three Months Ended September 30, 2015 versus Three Months Ended September 30, 2014

Selling, general and administrative

Selling, general and administrative expenses were $268,000 for the three month period ended September 30, 2015 and $261,000 for the three month period ended September 30, 2014.  Selling, general and administrative expenses reflect the levels of personnel and professional fees related to the minimal operations that the Company has been conducting following the consummation of the Asset Sale.

Income taxes

The Company recorded no income tax provision for the three month periods ended September 30, 2015 and September 30, 2014.  The Company has full valuation allowances placed against U.S. federal and state deferred tax assets.

Loss from continuing operations

Loss from continuing operations was $268,000, or $0.01 per diluted share, for the three month period ended September 30, 2015, and $261,000, or $0.01 per diluted share, for the three month period ended September 30, 2014.

Net loss

Net loss was $268,000, or $0.01 per diluted share, for the three month period ended September 30, 2015, compared to a net loss of $261,000, or $0.01 per diluted share, for the same period in 2014.

Nine Months Ended September 30, 2015 versus Nine Months Ended September 30, 2014

Selling, general and administrative

Selling, general and administrative expenses were $810,000 for the nine month period ended September 30, 2015 and $946,000 for the nine month period ended September 30, 2014.  The decrease was primarily attributable to lower professional fees in the 2015 period, partially offset by costs associated with the Annual Meeting of Shareholders during the second quarter of 2015.

Income taxes

The Company recorded no income tax provision for the nine month periods ended September 30, 2015 and September 30, 2014.  The Company has full valuation allowances placed against U.S. federal and state deferred tax assets.

Loss from continuing operations

Loss from continuing operations was $810,000, or $0.04 per diluted share, for the nine month period ended September 30, 2015, and $944,000, or $0.04 per diluted share, for the nine month period ended September 30, 2014.

Income from discontinued operations

Income from the Company’s discontinued operations was $250,000 for the nine month period ended September 30, 2014, representing the working capital adjustment on the Asset Sale in accordance with the settlement with the Purchaser and OriGene. Income per share from discontinued operations was $0.01 per diluted share for the nine month period ended September 30, 2014.

Net loss

Net loss was $810,000, or $0.04 per diluted share, for the nine month period ended September 30, 2015, compared to a net loss of $694,000, or $0.03 per diluted share, for the same period in 2014.

Liquidity and Capital Resources

The net cash used in operating activities was $910,000 for the first nine months of 2015 compared to net cash used in operating activities of $875,000 for the first nine months of 2014.  Net cash used in operating activities in the 2014 period reflects the receipt of $250,000 pursuant to the working capital adjustment provisions of the Asset Purchase Agreement, which amount is included in income from discontinued operations in that period. The 2015 period reflects no such event. The net cash used in operating activities for the 2015 period was primarily the result of the net loss incurred, combined with an increase in other current assets and a decrease in accrued expenses.  The net cash used in operating activities for the 2014 period was primarily the result of the net loss incurred plus a decrease in accrued expenses.

There was no cash provided by or used in investing activities in the nine months ended June 30, 2015.  Cash provided by investing activities of $1.3 million for the first nine months of 2014 was attributable to the receipt of the Asset Sale proceeds that had been placed in escrow at the closing. These funds were released in connection with the settlement agreement with SDIX LLC and OriGene.

There was no cash provided by or used in financing activities in the nine months ended September 30, 2015 or 2014.

The Company’s working capital (current assets less current liabilities) was $23.6 million at September 30, 2015 compared to $24.4 million at December 31, 2014.

For the nine months ended September 30, 2015, the Company satisfied all of its cash requirements from cash available and on-hand.  Based upon its cash and cash equivalents on hand, the Company believes it has sufficient resources to meet its operating requirements through at least the next 12 months.

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

Item 4. Controls and Procedures

(a)                    Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive and Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive and Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and recorded within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)                    Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting

PART II — OTHER INFORMATION

Item 6. Exhibits

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer of Special Diversified Opportunities Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1+

Certification of the Principal Executive Officer and Principal Financial Officer of Special Diversified Opportunities Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

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

SPECIAL DIVERSIFIED OPPORTUNITIES INC.

Date: November 13, 2015	/s/ Kevin J. Bratton
Kevin J. Bratton Vice President - Finance and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)