Form 10-K
period 2015-12-31
SPECIAL DIVERSIFIED OPPORTUNITIES INC.
filed 2016-03-30
CIK 911649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the common stock held by non-affiliates of the Registrant was $15,425,000, calculated by using the number of shares outstanding and the closing price of the common stock on June 30, 2015 (the last business day of the Registrant’s most recently completed second fiscal quarter).

As of March 15, 2016 there were 21,035,140 shares outstanding of the Registrant’s common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None

Item 1. Business

Asset Sale

On April 5, 2013, Special Diversified Opportunities Inc. (f/k/a Strategic Diagnostics Inc.) (“SDOI” or the “Company”), SDIX LLC, a Delaware limited liability company (the “Purchaser”) and OriGene Technologies, Inc., a Delaware corporation and the sole equity holder of the Purchaser (“Parent” or “OriGene”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) pursuant to which the Company agreed, subject to certain terms and conditions including approval of the Company's stockholders, to sell to the Purchaser substantially all of the Company’s rights, title and interest in substantially all of the Company’s non-cash assets related to the Life Sciences Business (the “Asset Sale”).

At a special meeting of the stockholders of the Company held on July 10, 2013, the stockholders approved the Asset Sale as contemplated by the Asset Purchase Agreement. On July 12, 2013, the Company completed the Asset Sale.

Pursuant to the terms and conditions of the Asset Purchase Agreement, the Purchaser acquired all of the Company’s rights, title, and interest in substantially all of the assets, equipment, inventory, and intellectual property (the “Purchased Assets”) related exclusively to the Company's Life Sciences Business, the product portfolio in respect of which included a full suite of integrated capabilities, including antibody and assay design, development and production and the Company's Advanced Technologies Business. The Purchaser also assumed and agreed to discharge the Assumed Liabilities, as defined in the Asset Purchase Agreement. The Parent unconditionally guaranteed Purchaser’s obligations in the Asset Purchase Agreement. The purchase price for the Purchased Assets was $16.0 million, which was subject to a post-closing working capital adjustment.

The Company and Purchaser each made customary representations, warranties and covenants in the Asset Purchase Agreement. At closing, $1.3 million of the purchase price was placed in escrow to be governed by the terms of a separate escrow agreement. The Asset Purchase Agreement contained indemnification provisions pursuant to which the Company and the Purchaser agreed to indemnify the other for certain losses, including with respect to environmental, litigation, tax and other matters.

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

The Life Sciences Business constituted the Company's only operating business at the time of its consummation, and accordingly, following the closing of the Asset Sale, the Company has become a "shell company" under the federal securities laws. The Company has essentially no operating assets, and its business strategy is primarily identifying new business and investment opportunities. Since the close of the Asset Sale, the Company has been exploring strategic alternatives to maximize shareholder value going forward, including deploying the proceeds of the Asset Sale in business acquisition opportunities, merging with another company, or other actions to redeploy our capital, including, without limitation, distribution of cash to our shareholders.

Employees

As of December 31, 2015, the Company employed one part time employee who has executed an agreement with the Company agreeing not to disclose the Company’s proprietary information and assigning to the Company all rights to inventions made during his employment.

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

We are precluded from competing in certain areas of the Life Sciences Business for five years following the consummation of the Asset Sale.

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

Following the closing of the Asset Sale, we became a “shell company” under the federal securities laws following the closing.

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

We may consider making acquisitions and entering into business combinations, investments, joint ventures or other strategic alliances with other companies. We may have to issue debt or equity securities to pay for future acquisitions, which could be dilutive to our then current stockholders. We cannot assure you that we will consummate any transactions in the future. However, these transactions create risks, such as:

●	difficulty assimilating the operations, technology and personnel of the combined companies;

●	disrupting the business we may acquire;

●	problems retaining key technical and managerial personnel of the acquired business;

●	additional operating losses and expenses of acquired businesses; and

●	impairment of relationships with existing employees, customers and business partners of the acquired business.

Any of the events described in the foregoing paragraph could have an adverse effect on the combined business, financial condition and results of operations and could cause our stock price to decline.

If we do not produce future taxable income, our ability to realize the benefits of our net operating loss carryforwards could be significantly reduced.

As of December 31, 2015, the Company had U.S. federal net operating loss carryforwards, including those acquired in the Company’s past acquisitions, of approximately $20.1 million, which, if not utilized, begin to expire as follows:

Year	Net Operating Loss (in thousands)

2022	$1,674
2024	1,876
2025	3
2026	1
2027	1
2028	3,492
2029	2,501
2030	1,281
2031	391
2033	6,625
2034	452
2035	1,801
Total	$20,098

The Tax Reform Act of 1986 (the “Act”) limits the annual use of net operating loss and income tax credit carryforwards after certain ownership changes (as defined by the Act). The application of these limits, or the application of certain other statutory or regulatory requirements for the utilization of net operating losses and income tax credit carryforwards, could significantly restrict our ability to utilize carryforwards. Certain of our total net operating loss carryforwards from 2001 and prior years are subject to limitations on their annual use since a cumulative change in ownership of more than 50% has occurred within a three-year period with respect to those net operating loss carryforwards. The Company has determined that no limitations on net operating loss carryforwards exist for the years expiring 2022 through 2031 (tax years 2001 through 2012).

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

One shareholder held approximately 34.5% of our common stock as of March 15, 2016. Due to this concentration of ownership, this shareholder can substantially influence all matters requiring a stockholder vote, including, without limitation:

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

During the year ended December 31, 2015, the price of our common stock fluctuated between $0.95 and $1.23 per share, with an average daily trading volume for the year of approximately 55,000 shares. The market may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company is headquartered in Wilmington, Delaware, and occupies approximately 200 square feet of space under an operating lease. This lease runs through October 1, 2016. As of the date of this report, the Company believes that its equipment and facilities are adequate for its present purposes. The Company’s inactive subsidiary, AZUR Environmental Limited, is the lessee for a real property lease located in the United Kingdom. In 2001, the landlord of the property gave AZUR Environmental Limited its consent to allow AZUR to assign the lease and its related obligations to a third party. As inducement to the landlord to grant the assignment, AZUR was required to guarantee performance under the original lease terms if the third party fails to perform. The lease term expires in November 2016 and provides for annual principal rent payments of approximately $150,000. The Company believes that based on its assessment of the current financial strength of the third party, no liability is required to be recorded with regard to the guarantee or lease obligation.

Item 3. Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Trading in the Company’s common stock is conducted in the over-the-counter market on the OTC Bulletin Board under the symbol "SDOI." Set forth below are the quarterly high and low bid prices for the shares of common stock of the Company as reported by the OTC Bulletin Board without retail mark-up, mark-down or commission, which may not necessarily represent actual transactions:

	Common Stock
	Price Range
Fiscal Year Ended	High	Low
December 31, 2015:
Fourth Quarter	$1.08	$0.95
Third Quarter	1.13	0.95
Second Quarter	1.20	1.11
First Quarter	1.19	1.10

December 31, 2014:
Fourth Quarter	$1.22	$1.06
Third Quarter	1.26	1.14
Second Quarter	1.20	1.10
First Quarter	1.22	1.09

On March 14, 2016, there were approximately 1,800 holders (260 holders of record) of the common stock of the Company. The Company has never paid any cash dividends on its common stock.

Item 6. Selected Financial Data

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except share and per share data)
Revenues	$-	$-	$-	$-	$-

Cost of sales	-	-	-	-	-

Gross profit	-	-	-	-	-

Operating expenses:

Selling, general and administrative	1,216	1,242	1,845	1,927	1,880
Total operating expenses	1,216	1,242	1,845	1,927	1,880

Operating loss	(1,216)	(1,242)	(1,845)	(1,927)	(1,880)

Interest income (expense), net	-	2	(6)	(11)	(11)

Loss from continuing operations before taxes	(1,216)	(1,240)	(1,851)	(1,938)	(1,891)

Income tax expense (benefit)	-	-	-	-	-

Loss from continuing operations	(1,216)	(1,240)	(1,851)	(1,938)	(1,891)

Income from discontinued operations, net of taxes	-	250	580	6,280	1,593
Net income (loss)	$(1,216)	$(990)	$(1,271)	$4,342	$(298)

Basic and diluted loss per share from continuing operations	$(0.06)	$(0.06)	$(0.09)	$(0.09)	$(0.09)
Basic and diluted income per share from discontinued operations	-	0.01	0.03	0.31	0.08
Basic and diluted net income (loss) per share	$(0.06)	$(0.05)	$(0.06)	$0.21	$(0.01)

Shares used in computing basic and diluted net income (loss) per share	21,027,640	21,027,640	20,843,324	20,534,047	20,435,134

	December 31,
	2015	2014	2013	2012	2011

BALANCE SHEET DATA:
Cash and cash equivalents	$23,467	$24,818	$24,598	$18,145	$10,665

Working capital	23,162	24,354	25,339	20,599	14,858

Total assets	23,513	24,840	25,964	27,570	22,622

Current portion of long-term debt	-	-	-	-	300

Long-term debt	-	-	-	-	-

Stockholders' equity	23,162	24,354	25,339	25,110	19,997

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

Asset Sale

On April 5, 2013, Special Diversified Opportunities Inc. (f/k/a Strategic Diagnostics Inc.) (“SDOI” or the “Company”), SDIX LLC, a Delaware limited liability company (the “Purchaser”) and OriGene Technologies, Inc., a Delaware corporation and the sole equity holder of the Purchaser (“Parent” or “OriGene”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) pursuant to which the Company agreed, subject to certain terms and conditions including approval of the Company's stockholders, to sell to Purchaser substantially all of the Company’s rights, title and interest in substantially all of the Company’s non-cash assets related to the Life Sciences Business (the “Asset Sale”).

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

Results of Operations

Year ended December 31, 2015 versus year ended December 31, 2014

Selling, general and administrative expenses

Selling, general and administrative expenses include personnel costs, professional fees and other expenses related to the Company's current level of activity while the Company explores its future direction and opportunities. Selling, general and administrative expenses were $1.2 million in 2015 and 2014. Personnel costs and professional fees were $235,000 lower in 2015 than in 2014, However, this decrease was mostly offset by expenses of approximately $225,000 incurred in connection with a Separation Agreement and General Release dated October 19, 2015 between the Company and its former president.

Loss from continuing operations

Loss from continuing operations was $1.2 million, or $0.06 per share, in 2015 and 2014.

Income from discontinued operations

There was no income or loss from discontinued operations in 2015. Income from discontinued operations was $250,000, or $0.01 per share in 2014, representing the working capital adjustment on the Asset Sale in accordance with the settlement with the Purchaser and OriGene.

Year ended December 31, 2014 versus year ended December 31, 2013

Selling, general and administrative expenses

Selling, general and administrative expenses include personnel costs, professional fees and other expenses related to the Company's current level of activity while the Company explores its future direction and opportunities. Selling, general and administrative expenses decreased from $1.8 million in 2013 to $1.2 million in 2014 due to lower personnel costs, reduced board of directors fees and decreases in other public company costs including insurance.

Loss from continuing operations

Loss from continuing operations was $1.2 million, or $0.06 per share, in 2014 as compared to $1.9 million or $0.09 per share, in 2013.

Income from discontinued operations

Income from discontinued operations was $250,000, or $0.01 per share, in 2014 as compared to $580,000, or $0.03 per share, in 2013. The income from discontinued operations in 2014 represented $250,000 for the working capital adjustment on the Asset Sale in accordance with the settlement with the Purchaser and OriGene. Discontinued operations in 2013 included the results of the Life Science products through the completion of the Asset Sale. Income from discontinued operations in 2013 included a gain of $2.8 million representing a gain of $2.5 million on the sale of the Company's Life Science assets and $300,000 of additional consideration on the 2012 sale of the Food Pathogen and AG-GMO assets, partially offset by an operating loss of $2.2 million for the Life Science business through the date of the Asset Sale.

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash flows from operating activities to meet the Company’s obligations and commitments, or obtain appropriate financing. Currently our liquidity needs arise primarily from current operating expenses and potential business investment opportunities.

	Year Ended
	December 31,
	2015	2014	2013
	(in thousands)

Net cash used in operating activities	$(1,351)	$(1,080)	$(2,826)
Net cash provided by investing activities	-	1,300	9,573
Net cash used in financing activities	-	-	(237)
Effect of exchange rate changes on cash	-	-	(57)
Net increase in cash and cash equivalents	$(1,351)	$220	$6,453

Net cash used in operating activities in 2015 was primarily the result of the net loss for the year plus a reduction in accrued expenses. Net cash used in operating activities in 2014 was primarily the result of the loss from continuing operations for the year and a reduction in accrued expenses, partially offset by $250,000 for the gain on sale resulting from the settlement with the Purchaser and OriGene. Net cash used in operating activities in 2013 was primarily the result of the loss from continuing operations for the year plus a reduction in accrued expenses.

There was no net cash provided by investing activities in 2015. Net cash provided by investing activities in 2014 was attributable to the release of the $1.3 million in escrow to the Company. Net cash provided by investing activities in 2013 of $9.6 million was due to the proceeds from the sales of the assets of the discontinued operations, partially offset by net investing activities, primarily acquisitions of plant and equipment, used in the discontinued operations.

There was no net cash used in or provided by financing activities in 2015 and 2014. Net cash used in financing activities in 2013 was $237,000, primarily attributable to the purchase of employee restricted shares for withholding taxes. The Company’s working capital (current assets less current liabilities) decreased from $24.4 million at December 31, 2014 to $23.2 million at December 31, 2015. The decrease was due to the use of cash in operations during the year.

For the year ended December 31, 2015, the Company satisfied all of its cash requirements from cash and cash equivalents on-hand. At December 31, 2015, the Company had no debt and stockholders’ equity of $23.2 million.

Based upon its cash and cash equivalents on hand and expected operating expenses, the Company believes it has sufficient resources to meet its operating requirements at least through the next 12 months. However, the Company believes that it would ultimately need to become profitable on an operating basis in order to continue to have such sufficient resources.

The Company’s long-term capital needs and its ability to meet such needs will depend on whether it is able to identify potential business acquisition opportunities, and if so, the acquisition price. Based on the Company's present financial resources, the Company may require additional debt or equity financing to complete an acquisition.

Off-Balance Sheet Arrangements

As of December 31, 2015, the Company did not have any off-balance sheet arrangements as defined in Item 304(a) (4) (ii) of Regulation S-K.

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

Deferred Taxes – In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. In making their assessment, management considers positive evidence, negative evidence, and possible tax planning strategies that could be implemented. Management also considers the future reversal of existing taxable temporary differences, recent earnings history, history of or potential for tax attributes such as net operating losses to expire and the ability to project future taxable income. The Company’s history of cumulative pre-tax losses from continuing operations over the most recent three-year period, including 2015, is significant negative evidence that is difficult to overcome. In light of this negative evidence, coupled with the current economic conditions, management has concluded that it is more likely than not that the Company will not realize the benefits of these tax deductible differences and has continued to provide a full valuation allowance offsetting its U.S. federal and state net deferred tax assets at December 31, 2015.

As of December 31, 2015, the Company had U.S. federal net operating loss carryforwards, including those of acquired companies, of approximately $20.1 million which begin to expire as follows:

Year	Net Operating Loss (in thousands)

2022	$1,674
2024	1,876
2025	3
2026	1
2027	1
2028	3,492
2029	2,501
2030	1,281
2031	391
2033	6,625
2034	452
2035	1,801
Total	$20,098

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Financial Officer (who is our principal executive and accounting officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2015, were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company believes its internal controls over financial reporting have been adapted to reflect the Company's present status as a shell company.

Management’s Report on Internal Control over Financial Reporting

The report of management on our internal control over financial reporting is set forth on page 27 of this report.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The Company’s Board currently consists of five members. As provided by the Certificate of Incorporation, the Board is divided into two classes of directors with each director serving a two-year term. Each year one class of directors is elected by a stockholder vote. Our Class II Directors, whose terms will expire at the annual meeting of our stockholders to be held in 2016, are Thomas J. Kelleher, Kenneth M. Young and Wayne P. Yetter. The terms of our Class I Directors, Gregory H.A. Baxter and David M. Wurzer, will expire at the annual meeting of our stockholders to be held in 2017.

The following table sets forth the name, age and principal occupation of each director, or nominee for director, and the year in which he became a director, if applicable.

Name and Principal Occupation	Age	Director Since

Gregory H.A Baxter	62	2015
Independent Corporate Finance Consultant

Thomas J. Kelleher	47	2015
President -B. Riley Financial, Inc.
Chief Executive Officer - B. Riley & Co., LLC

David M. Wurzer	57	2010
Executive Vice President and Chief Investment Officer - Connecticut Innovations

Wayne P. Yetter	70	2010
Retired Pharmaceutical and Healthcare Executive

Kenneth M. Young	51	2015
President and Chief Executive Officer - Lightbridge Communications Corporation

Background of Directors

Gregory H.A. Baxter joined the Company as a director in October 2015. Mr. Baxter has been an independent corporate finance consultant primarily for middle-market corporations and closely held businesses since 2005. Previously from 2003 to 2005, he was Managing Director and Head, Hedge Fund Sales and Marketing at Diaz & Altschul Capital Management, where his primary focus was bringing its investment products to prospective corporate and institutional clients.  He was also a member of the Investment Committee.  Immediately prior to joining Diaz & Altschul, he was Managing Director and Head of Generalist/Cross-Border Mergers & Acquisitions at SG Cowen Securities Corporation, the U.S. investment bank of French bank, Société Générale from 2000 to 2002. There, he re-established the cross-border effort and worked globally in industries such as food, retail, consumer products, transportation and oil and gas.  He was also a member of the SG Cowen Fairness Opinion Review Committee.  Prior to SG Cowen he was at Rothschild Inc. for almost six years, from 1994 to 2000, where he specialized in advising on industrial/engineering companies, including automotive, domestic and cross border mergers, acquisitions and divestitures.  He was also a founding member of SW Capital, an M&A boutique that specialized in middle-market transactions for Fortune 500 companies.  Prior to that, he was a Vice President of Irving Trust Company’s Corporate Financial Counseling Department, providing M&A and other corporate finance advice to the bank’s clients.  He sits on the board of Turning Point Brands, Inc. Mr. Baxter holds a holds a B.A. from the University of Victoria in Canada and an M.B.A. from the Ivey Business School in London.

Thomas J. Kelleher joined the Company as a director in October 2015. Mr. Kelleher is President of B. Riley Financial, Inc. (Nasdaq: RILY); Chief Executive Officer of the wholly owned broker dealer subsidiary, B. Riley & Co., LLC, and President of the wholly owned wealth and asset management subsidiary, B. Riley Capital Management, LLC. Mr. Kelleher joined B. Riley & Co. in 1997 and held positions on the Research, Sales and Trading teams, and eventually senior management positions within the company including Chief Financial Officer and Chief Compliance Officer. He has served as Chief Executive Officer of B. Riley & Co. LLC since 2006.   Mr. Kelleher holds a Bachelor of Science in Mechanical Engineering from Lehigh University.

David M. Wurzer joined the Company as a director in February 2010. Since 2009, Mr. Wurzer has served as Managing Director, Investments, Senior Managing Director, Investments, and beginning April 2014, as Executive Vice President and Chief Investment Officer at Connecticut Innovations (CI), the State’s “venture capital arm.” He is responsible for oversight of the CI Ventures' venture capital portfolio and team, as well as sourcing and analyzing investment opportunities, leading CI investments in entrepreneurial high-tech ventures and advising portfolio companies. Prior to joining CI, Mr. Wurzer most recently served as Executive Vice President, Treasurer and Chief Financial Officer of CuraGen Corporation, a biopharmaceutical development company, from September 1997 through December 2007. He has over 30 years of financial experience with growth-oriented companies, including direct involvement with raising capital, strategic transactions and mergers and acquisitions, for both start-up companies and publicly-held entities. Mr. Wurzer serves on the boards of Axerion Therapeutics, Inc., and Thetis Pharmaceuticals, LLC, which are privately held, and on the board Summit Therapeutics plc (NASDAQ: SMMT, LON:SUMM). Mr. Wurzer holds a BBA degree in Accountancy from the University of Notre Dame.

Wayne P. Yetter joined the Company as a director in May 2010. Mr. Yetter served as Chief Executive Officer of Verispan LLC, a joint venture of McKesson Corp. and Quintiles Transnational, a leading provider of healthcare information and marketing services to the pharmaceutical industry, from September 2005 to August 2008 when the company was acquired by SDI Health. Mr. Yetter had a 30 year career in the pharmaceutical industry and held executive positions at Pfizer, Merck, Astra-Merck (now AstraZeneca) and Novartis. His roles included Vice President, Marketing Operations (global) and Vice President, Far East and Pacific at Merck, founding Chief Executive Officer of Astra-Merck, and President and Chief Executive Officer of Novartis Pharmaceuticals Corporation, the US division of Novartis AG. He also served as Chief Operating Officer of IMS Health, a market research data company from 1999 until 2000, when he became Chairman and Chief Executive Officer of Synavant, Inc. (a Nasdaq listed spin-out of IMS). Synavant was acquired by Dendrite International in 2003. Mr. Yetter currently serves as a director of InfuSystem Holdings, Inc. (NYSEMKT:INFU) and privately held Espero Pharmaceuticals, Inc.. Previously, he served as Chairman of Noven Pharmaceuticals, Chairman of Transkaryotic Therapies, Chairman of NuPathe Inc., Lead Independent Director of Matria Healthcare (each of these companies was acquired) and as a director of Synvista Therapeutics, Inc. He also served on the Executive Committee of PhRMA, the pharmaceutical industry association, from 1997-1999. Mr. Yetter holds a B.A. in Biology from Wilkes University and received an M.B.A from Bryant University.

Kenneth M. Young joined the Company as a director in October 2015. Mr. Young has served as the President and Chief Executive Officer of Lightbridge Communications Corporation (“LCC”), an independent telecon services company, since August 2008. Mr. Young also served as President and Chief Operating Officer of LCC from May 2008 to August 2008, Senior Vice President, President of the Americas from June 2007 to May 2008, and Chief Marketing Officer from May 2006 to June 2007. Mr. Young also serves on the board of B. Riley Financial, Inc. Mr. Young holds an MBA from the University of Southern Illinois and a B.S. Computer Sciences from Graceland University.

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

The following highlights the specific experience, qualifications, attributes and skills of our individual Board members that have led the Nominating & Corporate Governance Committee to conclude that these individuals should continue to serve on our Board:

Mr. Baxter has years of experience as a financial consultant. His significant experience with corporate investments, mergers and acquisitions is of importance to the Company as it continues to pursue opportunities for partnerships, alliances and future growth.

Mr. Kelleher brings extensive insight into asset and investment management in various industries. His significant experience in investment banking is of importance to the Company as it continues to pursue opportunities for partnerships, alliances and future growth.

Mr. Young brings significant executive leadership experience to the Company.

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

Identification of Executive Officers and Certain Significant Employees

The executive officers of the Company, their positions with the Company, their ages and a brief biography for each are as follows:

Name	Age	Position

Kevin J. Bratton	67	VP – Finance, Chief Financial Officer and Corporate Secretary

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

Management periodically reports to the Audit Committee and the Board of Directors on their assessment of risks facing the Company and mitigation activities designed to facilitate the maintenance of risk within acceptable levels.

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

Each non-employee Board member shall also receive annual compensation in such amount as is determined, by a majority of Board members, from time to time to be appropriate. Such compensation is currently established as set forth below:

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

The following table shows the compensation paid to the members of the Company’s Board of Directors for the year ended December 31, 2015.

Name	Fees Earned or Paid in Cash	Share Awards (1)	Option Awards (1)	All Other Compensation	Total
Gregory H.A. Baxter	$3,750	$-	$-		$3,750
Thomas A. Bologna	$12,375	$2,825	$2,300	-	$17,500
Steven R. Becker	$26,500	$2,825	$2,300	-	$31,625
Thomas J. Kelleher	$3,750	$-	$-		$3,750
Murray McCabe	$11,250	$2,825-	$2,300	-	$16,375
Richard van den Broek	$11,250	$2,825	$2,300-	-	$16,375
David M. Wurzer	$21,500	$2,825	$2,300	-	$26,625
Wayne P. Yetter	$21,000	$2,825	$2,300	-	$26,125
Kenneth M. Young	$3,750	$-	$-		$3,750

(1)	The aggregate numbers of restricted shares and shares issuable upon the exercise of options to purchase shares for the directors outstanding as of December 31, 2015 are as follows: Mr. Bologna (options to purchase 81,574 shares); Mr. Becker (2,500 shares, options to purchase 91,021 shares); Mr McCabe (options to purchase 33,076 shares); Mr. van den Broek (options to purchase 91,021 shares); Mr. Wurzer (2,500 shares; options to purchase 81,574 shares); and Mr. Yetter (2,500 shares; options to purchase 81,304 shares). Options granted in 2015 had an exercise price of $1.24 per share.

Stock Ownership Guidelines and Mandatory Retirement

The Company has no stock ownership requirements for directors, though directors are encouraged to buy and hold shares of the Company’s common stock.

Each Board member is required to retire from such position not later than the Annual Meeting immediately following such person’s 75th birthday.

Meetings of the Board of Directors and Committees

The Board held 2 meetings and numerous informational calls during the fiscal year ended December 31, 2015. Each of the directors attended at least 80% of the aggregate of the total number of meetings of the Board and of the committees of which he was a member which were held during the period he was a director or committee member.

The Board of Directors has a standing Audit Committee, Compensation Committee and Nominating & Corporate Governance Committee. The following table shows the current membership of each committee, each committee’s functions and the number of meetings each committee held during the year ended December 31, 2015.

Number of
Meetings
Committee and Members	Functions of Committee	in 2015

Audit	• Selects the Company's independent auditors	4
Thomas J. Kelleher David M. Wurzer * (1) Wayne P. Yetter	• Reviews the results and scope of the annual audit and the services provided by the Company's independent auditors
• Reviews the recommendations of the Company's independent auditors with respect to the accounting system and controls

Compensation	• Reviews and approves salaries for all corporate officers
David M. Wurzer Wayne P. Yetter *	• Reviews and approves all incentive and special compensation plans and programs
• Reviews and approves management succession planning
• Conducts special competitive studies
• Retains compensation consultants as necessary and appropriate
• Reviews and recommends to the Board compensation for non-employee directors

Nominating & Corporate Governance	• Identifies individuals eligible to become members of the Board of Directors	4
Wayne P. Yetter Kenneth M. Young	• Select and recommend to the Board the director nominees for the Board for the next annual meeting of shareholders
• Oversee the evaluation of the Board

Strategy Committee	• Considers various strategic and other alternatives to
Gregory H.A. Baxter	deploy the Company's capital
Thomas J. Kelleher Kenneth M. Young	• Represent the Company's interest in exploration and negotiation of potential transactions

*	Chairman
(1)	Audit Committee Financial Expert

The Compensation Committee acted by unanimous written consent on one occassion.

The charters of the Audit, Compensation, and Nominating & Corporate Governance Committees are all available in the Investor Relations/Corporate Governance section of the Company’s website at www.sdoi.com.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Pursuant to Section 16(a) of the Exchange Act, the Company’s executive officers and directors, and persons beneficially owning more than 10% of the common shares, are required to file with the Securities and Exchange Commission reports of their initial ownership and changes in ownership of common shares. The Company believes that during 2015, its executive officers and directors who were required to file reports under Section 16(a) complied with such requirements in all material respects, except that in June 2015, Form 4s were filed for Messrs. Becker, Bologna, Wurzer, van den Broek and Yetter in which were reported grants to each such person, in November 2013, of options to purchase 25,000 shares of our common stock, which had inadvertently not been reported earlier.

Item 11. Executive Compensation

Summary Compensation Table

The following table shows, for the years ended December 31, 2015 and 2014, the compensation paid or accrued by the Company to our named executive officers.

Name and Principal Position		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Philip T. Blazek (1)	2015	199,385	-	-	-	-	224,712	424,097
President	2014	240,000	35,000	-	-	-	-	275,000

Kevin J. Bratton	2015	126,072	-	-	-	-	-	126,072
Vice President and	2014	140,619	10,000	-	-	-	252,144	402,763
Chief Financial Officer (2)

(1)	Mr. Blazek's employment with the Company terminated on October 19, 2015.

(2)	Mr. Bratton's employment was reduced to half time effective February 1, 2014. Included in all other compensation in 2014 is a payment of $252,144 for severance due to the reduction in salary.

Outstanding Equity Awards at Fiscal Year-End

The following table shows all outstanding equity awards held by our named executive officers on December 31, 2015.

	Option Awards				Stock Awards
						Market Value
					Number of	of Shares or
	Number of Shares				of Shares or	Units of
	Underlying Unexercised		Option	Option	Units or Stock	Stock that
	Options		Exercise	Expiration	That Have	Have Not
Name	Exercisable	Unexercisable	Price	Date	Not Vested	Vested (1)

Philip T. Blazek	—	—	—	—	—	—

Kevin J. Bratton	75,000	—	$1.50	6/1/2019	—	—
	25,000	—	$1.69	6/1/2020	—	—
	50,000	—	$2.19	3/1/2021	—	—
	15,000	—	$2.10	2/28/2022	—	—

(1)	Value is calculated by multiplying the number of shares subject to vesting by $0.99, the closing price of the common shares on the OTC Bulletin Board on December 31, 2015.

Equity Compensation

The table below presents certain information as of December 31, 2015 concerning securities issuable in connection with equity compensation plans that have been approved by the Company’s stockholders and that have not been approved by the Company’s stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders	609,570	$1.80	3,921,011

Equity compensation not approved by security holders	75,000	$1.50	-

Total	684,570	$1.77	3,921,011

The 75,000 shares underlying options granted under equity compensation not approved by security holders were granted in connection with the Company’s hiring, on June 1, 2009, of its Chief Financial Officer, Kevin Bratton. The grants to Mr. Bratton are 75,000 shares in a ten year non-qualified stock option grant at an exercise price of $1.50 per share. The total securities to be issued, relate to 684,570 of stock options with a weighted average exercise price of $1.77 per share.

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

As noted below, under the Change of Control Severance Plan, we may in certain circumstances make additional payments to our named executive officers if payments to them resulting from a change of control are subject to the excise tax imposed by Section 4999 of the Internal Revenue Code. We included this provision in the Change of Control Severance Plan in order to enhance the motivation of our named executive officers to further increase stockholder value while remaining employed by us. We believe that these incentives would be frustrated by the possible imposition of the need for our executive officers to pay an excise tax upon the receipt of their change of control benefit under the Change of Control Severance Plan, and we do not believe that the provisions of the Change of Control Severance Plan should provide even a potential disincentive to our named executive officers’ pursuit of a change of control that otherwise might be in the best interests of the Company and its stockholders. Accordingly, we determined to provide payment to reimburse our named executive officers for any excise taxes payable in connection with the change of control payment, as well as any taxes that accrue as a result of our reimbursement.

Role of Executive Officers in Determining Executive Compensation for Named Executive Officers

Our Named Executive Officers did not receive increases in their 2015 compensation.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

STOCK OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT

The following table presents, as of March 15, 2016, information as to (i) the persons or entities known to the Company to be beneficial owners of more than 5% of the Common Stock, (ii) each director and director nominee, (iii) each of the named executive officers appearing in the Summary Compensation Table under “Executive Compensation” below and (iv) all directors and executive officers of the Company as a group, based on representations of executive officers and directors of the Company and filings received by the Company on Schedule 13D or 13G promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of March 15, 2016, the Company had 21,035,140 shares of the Common Stock issued and outstanding. Unless otherwise indicated, the number of shares beneficially owned by the persons or entities named in the table and by all executive officers and directors as a group are presented in accordance with Rule 13d-3 under the Exchange Act and include, in addition to shares issued and outstanding, unissued shares which are subject to issuance upon exercise of options or warrants within 60 days after March 15, 2016. Such unissued shares are also included in computing the percent of class beneficially owned by such person, but are not included in computing the percent of class beneficially owned by any other person. The address of the individual beneficial owners is in care of the Company at its address listed on the first page of this Proxy Statement unless otherwise noted.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Options Exercisable Within 60 Days After Record Date	Total Beneficial Ownership	Percent of Class
Gregory H.A. Baxter	-		-	-	-
Kevin J. Bratton	90,225		165,000	255,225	1.2%
Thomas J. Kelleher	-		-	-	-
David M. Wurzer	12,500		71,574	84,074	*
Wayne P. Yetter	7,500		71,304	78,804	*
Kenneth M. Young	-		-	-	-
All officers and directors as a group (6 persons)	7,497,888		549,186	8,047,074	37.3%

Standard General L.P. 767 Fifth Avenue, 12th Floor New York, NY 110153	7,255,048	(2)		7,255,048	34.5%

*	Represents less than 1%.

(1)	Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the securities shown to be owned by such stockholder. The inclusion herein of securities listed as beneficially owned does not constitute an admission of beneficial ownership.

(2)	The Company has relied solely on Schedule 13D filed March 2, 2016 for this information.

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

Item 14. Principal Accounting Fees and Services

Audit Fees. Fees billed to the Company by KPMG LLP during 2015 and 2014 for audit services rendered by KPMG LLP for the audit of the Company’s annual financial statements for such years, for the review of those financial statements included in the Company’s Quarterly Reports on Form 10-Q during such years, and for services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements, totaled $110,000 and $110,000, respectively.

Tax Fees. Fees billed to the Company by KPMG LLP during 2015 and 2014 for professional services rendered for tax compliance, tax advice and tax planning totaled $24,956 and $49,820, respectively.

All Other Fees. There were no additional fees billed to the Company by KPMG LLP during 2015 or 2014 for products and services, other than services reported in the two preceding paragraphs.

All of the services described in the preceding paragraphs were approved by the Audit Committee pursuant to applicable regulations.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements

(a) See the Consolidated Financial Statements which begin on page 29 of this report.

2. Financial Statement Schedules

Financial statement schedules are omitted because they are either not required or not applicable or the required information is reflected in the financial statements or notes thereto.

3. Exhibits

Exhibit Number	Description	Reference
3.1	Fourth Amended and Restated Certificate of Incorporation of the Company	(1)

3.2	Amendment of Fourth Amended and Restated Certificate of Incorporation of the Company	(2)

3.3	Second Amended and Restated Bylaws of the Company	(3)

4.1	Section 382 Rights Agreement, dated as of October 16, 2014, between Special Diversified Opportunities Inc. and American Stock Transfer & Trust Company, LLC.	(4)

10.1	1998 Employee Stock Purchase Plan*	(5)

10.2	2000 Stock Incentive Plan*	(6)

10.3	Strategic Diagnostics Inc. Change of Control Severance Agreement*	(7)

10.4	Form of Nonqualified Stock Option Agreement*	(8)

10.5	Form of Restricted Stock Grant Agreement*	(8)

10.6†	Separation Agreement and General Release, dated as of October 19, 2015, by and between Philip Blazek and the Company (filed herewith)*

21.1	Subsidiary of the Company (filed herewith)

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification of the Principal Executive Officer and Principal Financial Officer of Special Diversified Opportunities Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Scheme Document (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

(1)	Incorporated by reference to the designated exhibit of the EnSys Registration Statement on Form S-4 (No. 333-17505) filed on December 9, 1996.
(2)	Incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed July 15, 2013.

(3)	Incorporated by reference to Exhibit 3.2 of the Company's Form 8-K filed July 15, 2013.
(4)	Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed October 16, 2014
(5)	Incorporated by reference to the designated exhibit of the Company’s Registration Statement on Form S-8 (No. 333- 68107) filed on November 30, 1998.
(6)	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 24, 2004.
(7)	Incorporated by reference to the designated exhibit of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2005.
(8)	Incorporated by reference to the designated exhibit of the Company’s Form 10-K for the fiscal year ended December 31, 2009.
*	Management contract or compensatory plan.
†	Confidential treatment requested for portions of this exhibit.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015 based upon criteria in Internal Control — Integrated Framework - 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2015, based on the criteria in Internal Control-Integrated Framework issued by COSO.

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

/s/ Kevin J. Bratton
Kevin J. Bratton
Vice President – Finance and Chief
Financial Officer (Principal Executive Officer and Principal Financial Officer)

Dated: March 30 , 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Special Diversified Opportunities Inc.:

We have audited the accompanying consolidated balance sheets of Special Diversified Opportunities Inc. and subsidiary as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Special Diversified Opportunities Inc. and subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 30, 2016

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2015	2014
ASSETS
Current Assets :
Cash and cash equivalents	$23,467	$24,818
Other current assets	46	22
Total current assets	23,513	24,840
Total assets	$23,513	$24,840

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities :
Accrued expenses	$351	$486
Total current liabilities	351	486

COMMITMENTS AND CONTINGENCIES (NOTE 7)

Stockholders' Equity:
Preferred stock, $.01 par value, 20,920,648 shares authorized, no shares issued or outstanding	-	-
Common stock, $.01 par value, 50,000,000 shares authorized, and 21,436,767 shares and 21,434,267 shares issued at December 31, 2015 and December 31, 2014, respectively	217	217
Additional paid-in capital	44,172	44,148
Treasury stock, 406,627 common shares at cost at December 31, 2015 and December 31, 2014, respectively	(555)	(555)
Accumulated deficit	(20,672)	(19,456)
Total stockholders' equity	23,162	24,354
Total liabilities and stockholders' equity	$23,513	$24,840

The accompanying notes are an integral part of these statements.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2015	2014	2013

Operating expenses:
Selling, general and administrative	1,216	1,242	1,845
Total operating expenses	1,216	1,242	1,845

Operating loss	(1,216)	(1,242)	(1,845)
Interest income (expense), net	-	2	(6)
Loss from continuing operations before taxes	(1,216)	(1,240)	(1,851)
Income tax expense (benefit)	-	-	-
Loss from continuing operations, net of taxes	(1,216)	(1,240)	(1,851)
Income from discontinued operations, net of taxes	-	250	580
Net loss	$(1,216)	$(990)	$(1,271)

Basic and diluted loss per share from continuing operations	$(0.06)	$(0.06)	$(0.09)
Basic and diluted income per share from discontinued operations	-	0.01	0.03
Basic and diluted net loss per share	$(0.06)	$(0.05)	$(0.06)

Shares used in computing basic and diluted net loss per share	21,027,640	21,027,640	20,843,324

The accompanying notes are an integral part of these statements.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2015	2014	2013

Net loss	$(1,216)	$(990)	$(1,271)
Foreign currency translation adjustment	-	-	(57)
Reclassification of translation adjustment to discontinued operations	-	-	291

Comprehensive loss	$(1,216)	$(990)	$(1,037)

The accompanying notes are an integral part of these statements.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

			Additional			Cumulative
	Preferred	Common	Paid-In	Treasury	Accumulated	Translation
	Stock	Stock	Capital	Stock	Deficit	Adjustments	Total

Balance January 1, 2013	$-	$215	$42,879	$(555)	$(17,195)	$(234)	$25,110

Net loss	-	-	-	-	(1,271)	-	(1,271)
Currency translation adjustment	-	-	-	-	-	(57)	(57)
Reclassification of translation adjustment to discontinued operations	-	-	-	-	-	291	291
Employee stock purchase plan	-	-	9	-	-	-	9
Stock-based compensation	-	-	1,466	-	-	-	1,466
Employee purchases of restricted shares	-	4	-	-	-	-	4
Shares surrendered in payment of
payroll taxes	-	(2)	(211)	-	-	-	(213)

Balance December 31, 2013	-	217	44,143	(555)	(18,466)	-	25,339

Net loss	-	-	-	-	(990)	-	(990)
Stock-based compensation	-	-	5	-	-	-	5

Balance December 31, 2014	-	217	44,148	(555)	(19,456)	-	24,354

Net loss	-	-	-	-	(1,216)	-	(1,216)
Stock-based compensation	-	-	24	-	-	-	24

Balance December 31, 2015	$-	$217	$44,172	$(555)	$(20,672)	$-	$23,162

The accompanying notes are an integral part of these statements.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2015	2014	2013

Cash Flows from Operating Activities :
Net loss	$(1,216)	$(990)	$(1,271)
Less: income from discontinued operations	-	250	580
Loss from continuing operations	(1,216)	(1,240)	(1,851)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities :
Stock-based compensation expense	24	5	28
(Increase) decrease in:
Other current assets	(24)	44	4
Increase (decrease) in :
Accounts payable	-	-	(30)
Accrued expenses	(135)	(139)	(1,233)
Net operating activities from discontinued operations	-	250	256

Net cash used in operating activities	(1,351)	(1,080)	(2,826)

Cash Flows from Investing Activities :
Net proceeds from sale of discontinued operations	-	-	10,142
Restricted cash	-	1,300	-
Net investing activities from discontinued operations	-	-	(569)

Net cash provided by investing activities	-	1,300	9,573

Cash Flows from Financing Activities :
Proceeds from employee stock purchase plan	-	-	9
Proceeds from employee restricted share purchase	-	-	4
Purchase of employee restricted shares for withholding taxes	-	-	(213)
Net financing activities from discontinued operations	-	-	(37)

Net cash used in financing activities	-	-	(237)

Effect of exchange rate changes on cash	-	-	(57)

Net increase (decrease) in cash and cash equivalents	(1,351)	220	6,453

Cash and Cash Equivalents, Beginning of Year	24,818	24,598	18,145

Cash and Cash Equivalents, End of Year	$23,467	$24,818	$24,598

Supplemental Cash Flow Disclosure :

Noncash investing activity, restricted cash proceeds from sale of discontinued operations	$-	$-	$1,300

Noncash investing activity, from discontinued operations	-	-	254

Cash paid for taxes, net of tax refunds	27	29	48

Cash paid for interest	-	-	15

The accompanying notes are an integral part of these statements

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015
(in thousands, except share and per share data)

1. ASSET SALE

On April 5, 2013, Special Diversified Opportunities Inc. (f/k/a Strategic Diagnostics Inc.) (“SDOI” or the “Company”), SDIX LLC, a Delaware limited liability company (the “Purchaser”) and OriGene Technologies, Inc., a Delaware corporation and the sole equity holder of the Purchaser (“Parent” or “OriGene”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) pursuant to which the Company agreed, subject to certain terms and conditions including approval of the Company's stockholders, to sell to the Purchaser substantially all of the Company’s rights, title and interest in substantially all of the Company’s non-cash assets related to the Life Sciences Business (the “Asset Sale”).

At a special meeting of the stockholders of the Company held on July 10, 2013, the stockholders approved the Asset Sale as contemplated by the Asset Purchase Agreement. On July 12, 2013, the Company completed the Asset Sale.

Pursuant to the terms and conditions of the Asset Purchase Agreement, the Purchaser acquired all of the Company’s rights, title, and interest in substantially all of the assets, equipment, inventory, and intellectual property (the “Purchased Assets”) related exclusively to the Company's Life Sciences Business, the product portfolio in respect of which included a full suite of integrated capabilities, including antibody and assay design, development and production and the Company's Advanced Technologies Business. The Purchaser also assumed and agreed to discharge the Assumed Liabilities, as defined in the Asset Purchase Agreement. Parent unconditionally guaranteed Purchaser’s obligations in the Asset Purchase Agreement. The purchase price for the Purchased Assets was $16,000, which was subject to a post-closing working capital adjustment.

The Company and Purchaser each made customary representations, warranties and covenants in the Asset Purchase Agreement. At closing, $1,300 of the purchase price was placed in escrow to be governed by the terms of a separate escrow agreement. The Asset Purchase Agreement contained indemnification provisions pursuant to which the Company and the Purchaser agreed to indemnify the other for certain losses, including with respect to environmental, litigation, tax and other matters.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CERTAIN BALANCE SHEET INFORMATION

Business

The Company is a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934. The Company's board of directors has been exploring strategic alternatives to maximize shareholder value going forward including deploying the proceeds of the Asset Sale in business acquisition opportunities, merging with another company, or other actions to redeploy the Company's capital, including, without limitation, distribution of cash to the Company's shareholders.

Prior to the completion of the Asset Sale, the Company was a biotechnology company with a core mission of developing, commercializing and marketing innovative and proprietary products, services and solutions that preserve and enhance the quality of human health and wellness.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015
(in thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CERTAIN BALANCE SHEET INFORMATION (Continued)

Basis of Presentation

The historical financial statements presented herein include the consolidated financial statements of SDOI and its subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. In addition to the Asset Sale, the Company consummated the sale of its Food Pathogens and AG-GMO products assets in October 2012. The financial information of the Food Pathogens and AG-GMO products as well as the Life Science products have been separately reclassified within the consolidated financial statements as discontinued operations. See Note 3 for further information.

The following policies represent the accounting policies followed by the Company prior to the time it became a shell company as a result of the Asset Sale.

Foreign Currency Translation

The functional currency for the Company’s former United Kingdom branch operation was the British pound. Assets and liabilities related to this foreign operation were translated at the current exchange rates at the end of each period. The resulting translation adjustments are accumulated as a separate component of stockholders’ equity. Revenues and expenses were translated at average exchange rates in effect during the period with foreign currency transaction gains and losses, if any, included in results of operations. As a result of the Asset Sale, the translation adjustment as of the closing date was reclassified to discontinued operations.

Use of Estimates

The preparation of the consolidated financial statements requires the management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the period. These estimates include those made in connection with deferred tax assets. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments that have maturities of three months of less when acquired to be cash equivalents. As of December 31, 2015 and 2014, cash of $23,467 and $24,818, respectively, consisted of bank checking operating accounts.

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

DECEMBER 31, 2015
(in thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CERTAIN BALANCE SHEET INFORMATION (Continued)

The Company utilizes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the implementation of authoritative guidance related to the accounting for uncertainty in income taxes, the Company recognizes in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The authoritative guidance also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company includes interest and penalties related to unrecognized tax benefits as a component of income tax expense. See Note 9 for further information.

Basic and Diluted Loss per Share

Basic loss per share (EPS) is computed by dividing net loss available for common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS, except that the dilutive effect of converting or exercising all potentially dilutive securities is also included in the denominator. The Company’s calculation of diluted EPS includes the dilutive effect of exercising stock options into common shares and the inclusion of unvested restricted stock awards. Basic loss per share excludes potentially dilutive securities. For the years 2015, 2014 and 2013, conversion of stock options with exercise prices less than the market share price and unvested restricted shares totaling 7,500, 0, and 0, respectively, into common share equivalents were excluded from this calculation because they were anti-dilutive, due to the net losses recorded in the periods. For the years 2015, 2014 and 2013, certain other stock options were excluded from common share equivalents as all had exercise prices greater than the market share price at December 31, 2015, 2014 and 2013, respectively.

Listed below are the basic and diluted share calculations for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013

Weighted average common shares outstanding	21,027,640	21,027,640	20,843,324
Shares used in computing basic and diluted net loss per share	21,027,640	21,027,640	20,843,324

Treasury Stock

Shares of common stock repurchased by the Company are recorded at cost as treasury stock in the stockholders’ equity section of the consolidated balance sheet, and as a use of cash in the financing activities section of the consolidated statement of cash flows.

Comprehensive Loss

Comprehensive loss is comprised of net loss and currency translation adjustments and is presented in the consolidated statements of comprehensive loss.

Statements of Cash Flows

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015
(in thousands, except share and per share data)

3. DISCONTINUED OPERATIONS

On October 16, 2012, the Company completed the sale of its Food Pathogens and AG-GMO products assets to Romer Labs for approximately $12,075, net of transaction fees. These assets included intellectual property, inventory, commercial contracts and equipment. The Company recognized a gain on the sale of these assets, after transaction fees, of $9,882.

The Company had the opportunity to receive additional consideration of up to $600 if it was able to meet certain conditions as provided for in the agreement with Romer Labs. As of December 31, 2013, the Company received $300 pursuant to this additional consideration, all of which is recorded as a gain on sale of assets in the Company’s financial results for the year ended December 31, 2013. The Company will not receive the remaining $300 related to this additional consideration.

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

The results of operations and cash flow activity of the Food Pathogens, AG-GMO and Life Science products have been reclassified separately as discontinued operations within the consolidated financial statements for all periods presented. The following table presents key information associated with the operating results of the discontinued operations for the reporting periods included in the Company’s 2014 and 2013 consolidated statements of operations:

Results of Operations of Discontinued Operations
	Year Ended December 31,
	2014	2013

Revenues	$-	$7,564
Cost of sales	-	4,417
Gross profit	-	3,147

Operating expenses:
Research and development	-	960
Selling, general and administrative	-	4,355
Gain on sale of assets	(250)	(2,770)
Total operating expenses	(250)	2,545

Operating income	250	602
Interest expense	-	(8)
Income before income taxes	250	594
Income tax expense	-	14
Income from discontinued operations	$250	$580

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015
(in thousands, except share and per share data)

4. PROPERTY AND EQUIPMENT

The Company's property, plant and equipment was sold as part of the Asset Sale. Depreciation expense included in discontinued operations was $563 in 2013.

5. ACCRUED EXPENSES

As of December 31, accrued expenses consisted of the following:

	2015	2014

Compensation	$72	$112
Professional fees	83	122
Other	196	252

Total accrued expenses	$351	$486

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015
(in thousands, except share and per share data)

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

Share-based compensation expense recorded in 2015, 2014 and 2013 is summarized as follows:

	2015	2014	2013

Stock options	$13	$5	$611
Employee stock purchase plan	-	-	1
Restricted stock awards and restricted stock units	11	-	854

Total share-based compensation expense	$24	$5	$1,466

The deferred income tax benefit related to share-based compensation expense for the years ended December 31, 2015, 2014 and 2013 was $0 due to the full valuation allowance recorded against deferred tax assets (see Note 9). Share-based compensation expense of $24, $5 and $28 in 2015, 2014 and 2013, respectively, is a component of selling, general and administrative expense, and is recorded as a non-cash expense in the operating activities section of the consolidated statement of cash flows. All other share-based compensation is included in discontinued operations.

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

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015
(in thousands, except share and per share data)

6. SHARE-BASED COMPENSATION (Continued)

Information with respect to the stock options granted under the 2000 Plan and options granted separately from the 2000 Plan is summarized as follows:

					Weighted	Aggregate
	Number				Average Remaining	Instrinsic
	of Shares	Price Range			Contractual term	Value

Balance, January 1, 2013	2,170,043	$1.49	-	$4.65
Granted	556,200	$1.19	-	$1.50
Cancelled / forfeited	(1,246,749)	$1.19	-	$4.65

Balance, December 31, 2013	1,479,494	$1.25	-	$4.60
Granted	23,076	$1.30	-	$1.30
Cancelled / forfeited	(528,000)	$1.50	-	$4.60

Balance, December 31, 2014	974,570	$1.25	-	$3.74
Granted	60,000	$1.24	-	$1.24
Cancelled / forfeited	(350,000)	$1.25	-	$1.50

Balance, December 31, 2015	684,570	$1.24	-	$3.74	4.2 years	$-

Vested and exercisable at
December 31, 2015	654,570	$1.24	-	$3.74	4.1 years	$-

As of December 31, 2015, options covering 654,570 shares were exercisable with a weighted average exercise price of $1.80 per share, and 3,921,011 shares were available for future grant under the 2000 Plan.

As of December 31, 2015, unrecognized compensation expense related to outstanding non-performance based stock options was $5.

The weighted average fair value at the date of grant for non-performance based options granted during 2015, 2014 and 2013 was estimated at $0.23, $0.40 and $0.31 per share, respectively, using the Black-Scholes pricing model. The weighted-average assumptions used in the Black-Scholes model were as follows: dividend yield of 0%, expected volatility of 26% in 2015, 38% in 2014 and 38% in 2013, risk-free interest rate of 1.71% in 2015, 1.71% in 2014 and 1.05% in 2013 and expected option life of 4.25 years in 2015, 5.5 years in 2014 and 5 years in 2013. The expected option life was computed using the sum of the average vesting period and the contractual life of the option and dividing by 2, for all periods presented.

The Company issued options to acquire 350,000 shares of common stock with performance based vesting during the year ended December 31, 2013. These options were cancelled in 2015.

SPECIAL DIVERSIFIED OPPORTUNTIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015
(in thousands, except share and per share data)

6. SHARE-BASED COMPENSATION (Continued)

The following table provides additional information about the Company’s stock options outstanding at December 31, 2015:

	Options Outstanding				Options Exercisable
		Weighted Average				Wtd. Average
Range of	Number of	Remaining		Exercise	Number of	Exercise
Exercise Prices	Shares	Contractual Life		Price	Shares	Price

$ 1.24 - $ 1.85	477,528	4.1	Years	$1.51	447,528	$1.53
$ 2.00 - $ 2.25	175,000	4.8	Years	$2.13	175,000	$2.13
$ 3.69 - $ 3.74	32,042	2.3	Years	$3.72	32,042	$3.72
$ 1.24 - $ 3.74	684,570	4.2	Years	$1.77	654,570	$1.80

The Company grants restricted stock awards (RSA) which is the right to receive shares. The fair value of RSAs is based on the market price for the stock at the date of grant. RSAs generally vest over periods of two to five years.

The following table summarizes the changes in non-vested restricted stock units for the three year period ended December 31, 2015:

		Weighted Average
		Grant Date	Aggregate
	Shares	Fair Value	Intrinsic Value

Non-vested RSAs at January 1, 2013	445,000	$1.60

Granted	225,000	$1.58
Vested	(620,000)	$1.60
Cancelled / forfeited	(50,000)	$1.59

Non-vested RSAs at December 31, 2013	-	$0.00

Granted	-	$0.00
Vested	-	$0.00
Cancelled / forfeited	-	$0.00

Non-vested RSAs at December 31, 2014	-	$0.00

Granted	15,000	$1.13
Vested	(7,500)	$1.13
Cancelled / forfeited	-

Non-vested RSAs at December 31, 2015	7,500	$1.13

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015
(in thousands, except share and per share data)

6. SHARE-BASED COMPENSATION (Continued)

Of the 7,500 RSA’s that vested in 2015, 2,500 common shares were issued in December 2015 and are included in the number of common shares outstanding at December 31, 2015. Common shares for the remaining 5,000 vested RSA’s were issued in January 2016.

The Company recorded compensation expense of $11, $0 and $854, respectively, for the years ended December 31, 2015, 2014 and 2013, for RSAs. The expense in 2013 is included in discontinued operations. As of December 31, 2015, there is unrecognized compensation expense of $6 related to RSAs.

The Company also issued 410,000 performance-based Restricted Stock Units (“RSUs”) during the year ended December 31, 2012, of which 200,000 have been forfeited. The fair value of an RSU is equal to the market value of a share of stock on the date of grant. The performance-based RSUs vest based upon the achievement of certain goals related to the Company’s senior management team, for periods ranging from June 30, 2012 through December 31, 2015. Unless forfeited, the performance-based RSUs will be paid out in the form of stock, if the Company meets the performance targets. If the designated performance targets are not met, no payout will be made. The performance conditions related to 210,000 RSUs were met in 2013, and these shares are included in the Restricted Stock summary above.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015
(in thousands, except share and per share data)

7. COMMITMENTS AND CONTINGENCIES

The Company leases its office facilities under operating leases. Rent expense in continuing operations for each of the years ended December 31, 2015, 2014 and 2013, was $28. There are no future commitments under non-cancelable leases at December 31, 2015.

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

8. RETIREMENT SAVINGS PLAN

The Company maintained a retirement savings plan qualified under Section 401(k) of the Internal Revenue Code. The plan allowed for eligible employees to contribute a portion of their gross wages to the plan. The Company matched employees’ contributions on a 100% basis up to 1% of gross wages and on a 50% basis up to the next 5% of gross wages. All employee and Company matching contributions ceased upon the closing of the Asset Sale and the Company has terminated the plan. All plan balances were distributed as of December 31, 2013. In 2013, the Company recognized expense of $124 associated with this plan. This expense is included in discontinued operations.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015
(in thousands, except share and per share data)

9. INCOME TAXES

The components of income (loss) from continuing operations before tax expense as of December 31 are as follows:

	2015	2014	2013

United States	$(1,216)	$(1,240)	$(1,851)
Rest of the world	-	-	-
Total	$(1,216)	$(1,240)	$(1,851)

No income tax expense (benefit) is attributable to continuing operations as of December 31, 2015, 2014 or 2013.

The following table summarizes the significant differences between the U.S. Federal statutory rate and the Company’s effective tax rate for financial statement purposes on income from continuing operations:

	2015	2014	2013
	%	%	%
Statutory tax rate	34.0	34.0	34.0
Valuation allowance, federal	(34.0)	(27.1)	20.9
Valuation allowance related to discontinued operations	-	(6.9)	(10.1)
Stock compensation expense	-	-	(34.8)
Subpart F income	-	-	(9.8)
Other, net	-	-	(0.2)

Total	0.0%	0.0%	0.0%

Significant components of the Company’s deferred tax assets as of December 31 are as follows:

	2015	2014

Net operating loss carryforwards	$8,281	$7,513
Credit carryforwards	1,297	1,310
Non-deductible reserves	326	574

Total deferred tax assets	9,904	9,397
Valuation allowance	(9,904)	(9,397)

Net deferred tax assets	$-	$-

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015
(in thousands, except share and per share data)

9. INCOME TAXES (Continued)

For the year ended December 31, 2015, the Company recorded no income tax expense.

Overall, the valuation allowance for deferred tax assets increased during 2015 by $507. The valuation allowance increased by $412 related to the current year net operating loss and $95 related to the current year increase in deferred tax assets.

FASB ASC 740, Accounting for Income Taxes (“FASB ASC 740”), requires a company to evaluate its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. Pursuant to FASB ASC 740, a cumulative pre-tax loss in recent years is significant negative evidence that is difficult to overcome in considering whether deferred tax assets are more likely than not realizable. The Company has evaluated the possibility of potential tax planning strategies and determined that none currently exist that the Company would conclude are prudent and feasible. The Company has concluded, based upon the evaluation of all available evidence, that it is more likely than not that the U.S. federal and state net deferred tax assets will not be realized and has recorded a full valuation allowance on its U.S. federal and state net deferred tax assets, as of December 31, 2015.

At December 31, 2015, the Company had U.S. federal net operating loss carryforwards of approximately $20,098 including those of acquired companies, which will expire as follows:

Year	Net Operating Loss (in thousands)

2022	$1,674
2024	1,876
2025	3
2026	1
2027	1
2028	3,492
2029	2,501
2030	1,281
2031	391
2033	6,625
2034	452
2035	1,801
Total	$20,098

The above includes net operating losses of $668 which, if realized, would be accounted for as additional paid in capital and excludes $1,257 related to unrecognized tax benefits.

The Company has federal research and experimentation credit carryforwards of $1,068, net of $119 related to unrecognized tax benefits, as of December 31, 2015, which are set to expire in years 2020 through 2032. The Company also has federal alternative minimum tax credit carryforwards of $10 which have indefinite lives.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015
(in thousands, except share and per share data)

9. INCOME TAXES (Continued)

For the year ended December 31, 2015, the Company had no change in its unrecognized tax benefits.

The following table is a reconciliation of the gross unrecognized tax benefits during the years ended December 31:

	2015	2014	2013

Gross unrecognized tax benefits as of January 1	$628	$619	$590
Increases from positions taken in prior periods	-	-	2
Increases from positions taken in current period	-	9	27

Gross unrecognized tax benefits as of December 31	$628	$628	$619

The unrecognized tax benefits at December 31, 2015 of $628, if recognized in a period where there was not a full valuation allowance, would affect the effective tax rate.

The Company is subject to U.S. federal income tax, as well as income taxes of multiple state jurisdictions.

The Company recognizes accrued interest expense and penalties related to uncertain tax benefits that have resulted in a refund or reduction of income taxes paid. Unrecognized tax benefits aggregating $622 would reduce already existing net operating loss and tax credit carryforwards and therefore require no accrual for interest or penalty in any of the years 2015, 2014 or 2013. The remaining unrecognized tax benefit of $6 include de minimis interest and penalty where required.

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

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015
(in thousands, except share and per share data)

10. QUARTERLY FINANCIAL DATA (unaudited)

	Three Months Ended,
	March 31	June 30	September 30	December 31
	(In thousands except per share data)
2015
Loss from continuing operations	$(251)	$(291)	$(268)	$(406)
Income from discontinued operations	-	-	-	-
Net income (loss)	(251)	(291)	(268)	(406)

Basic and diluted loss per share from continuing operations	(0.01)	(0.01)	(0.01)	(0.02)
Basic and diluted income per share from discontinued operations	-	-	-	-
Basic and diluted net loss per share	(0.01)	(0.01)	(0.01)	(0.02)

2014
Loss from continuing operations	$(340)	$(343)	$(261)	$(296)
Income (loss) from discontinued operations	0	250	-	0
Net income (loss)	(340)	(93)	(261)	(296)

Basic and diluted loss per share from continuing operations	(0.02)	(0.02)	(0.01)	(0.02)
Basic and diluted income per share from discontinued operations	-	0.01	-	-
Basic and diluted net income (loss) per share	(0.02)	-	(0.01)	(0.02)

11. SUBSEQUENT EVENT

On February 29, 2016, the Company was informed by B. Riley & Co., LLC ("B. Riley") that it had sold 3,504,172 shares of the Company's common stock in a transaction that is matchable against B. Riley's purchase of 742,344 shares of the Company's common stock in December 2015. In accordance with Section 16(b) of the Securities Exchange Act of 1934 which provides that any profit realized by an insider on short-swing transactions must be disgorged to the Company, B. Riley paid the Company $133 for the disgorgement of profits in connection with these matchable transactions. This amount will be credited to additional paid-in capital during the quarter ending March 31, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECIAL DIVERSIFIED OPPORTUNITIES INC.

Date:	March 30, 2016	/s/ Kevin J. Bratton
Kevin J. Bratton
Vice President - Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	March 30, 2016	/s/ Gregory H.A. Baxter
Gregory H.A. Baxter
Director

Date:	March 30, 2016	/s/ Kevin J. Bratton
Kevin J. Bratton
Vice President – Finance and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

Date:	March 30, 2016	/s/ Thomas J. Kelleher
Thomas J. Kelleher
Director

Date:	March 30, 2016	/s/ David M. Wurzer
David M. Wurzer
Director

Date:	March 30 , 2016	/s/ Wayne P. Yetter
Wayne P. Yetter
Director

Date:	March 30, 2016	/s/ Kenneth M. Young
Kenneth M. Young
Director

