Form 10-Q
period 2016-03-31
SPECIAL DIVERSIFIED OPPORTUNITIES INC.
filed 2016-05-13
CIK 911649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

Yes: ☒          No: ☐

As of April 30, 2016, there were 21,035,140 outstanding shares of the Registrant’s common stock, par value $.01 per share.

SPECIAL DIVERSIFIED OPPORTUNITIES INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$23,398	$23,467
Other current assets	71	46

Total current assets	23,469	23,513

Total assets	$23,469	$23,513

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accrued expenses	$335	$351
Total current liabilities	335	351

Stockholders' Equity:
Preferred stock, $.01 par value, 20,920,648 shares authorized, no shares issued or outstanding	-	-
Common stock, $.01 par value, 50,000,000 shares authorized, 21,441,767 and 21,436,767 issued at March 31, 2016 and and December 31, 2015, respectively	217	217
Additional paid-in capital	44,305	44,172
Treasury stock, 406,627 common shares at cost at March 31, 2016 and December 31, 2015, respectively	(555)	(555)
Accumulated deficit	(20,833)	(20,672)
Total stockholders' equity	23,134	23,162
Total liabilities and stockholders' equity	$23,469	$23,513

The accompanying notes are an integral part of these statements.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2016	2015

Operating expenses:
Selling, general and administrative	$162	$251
Total operating expenses	162	251

Operating loss	(162)	(251)

Interest income (expense), net	1	-

Loss before taxes	(161)	(251)

Income tax expense (benefit)	-	-

Net loss	$(161)	$(251)

Basic and diluted loss per share	$(0.01)	$(0.01)

Shares used in computing basic and diluted net loss per share	21,035,140	21,027,640

The accompanying notes are an integral part of these statements.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months
	Ended March 31,
	2016	2015

Cash Flows from Operating Activities:
Net loss	$(161)	$(251)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	-	1
(Increase) in:
Other current assets	(25)	(68)
(Decrease) in:
Accrued expenses	(16)	(77)
Net cash used in operating activities	(202)	(395)

Net cash used in investing activities	-	-

Cash Flows from Financing Activities:
Proceeds from disgorgement of profit realized by an insider on short-swing transaction	133	-
Net cash provided by financing activities	133	-

Net decrease in Cash and Cash Equivalents	(69)	(395)

Cash and Cash Equivalents, Beginning of Period	23,467	24,818

Cash and Cash Equivalents, End of Period	$23,398	$24,423

Supplemental Cash Flow Disclosure:

Cash paid for taxes, net of tax refunds	$4	$5

The accompanying notes are an integral part of these statements.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Basis of Presentation and Interim Financial Statements

The accompanying unaudited consolidated interim financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. In the opinion of management, the accompanying consolidated interim financial statements include all adjustments (all of which are of a normal recurring nature) necessary for a fair presentation of the results of operations. The interim operating results are not necessarily indicative of the results to be expected for the entire year.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. As of March 31, 2016 and December 31, 2015, cash of $23,398 and 23,467, respectively, consisted of bank checking operating accounts.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method, which requires that compensation costs related to employee share based payment transactions are measured in the financial statements at the fair value on the date of grant and are recognized over the vesting period of the award.

3.	BASIC AND DILUTED LOSS PER SHARE

Basic loss per share (EPS) is computed by dividing net loss available for common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS, except that the dilutive effect of converting or exercising all potentially dilutive securities is also included in the denominator such as stock options and restricted stock units. Basic loss per share excludes potentially dilutive securities

	Three Months Ended
	March 31,
	2016	2015

Weighted average common shares outstanding	21,035,140	21,027,640

Shares used in computing basic and diluted loss per share per share	21,035,140	21,027,640

4.	SHARE-BASED COMPENSATION

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

Share-based compensation expense recorded in the three month periods ended March 31, 2016 and 2015 is summarized as follows:

	Three Months Ended
	March 31,
	2016	2015

Stock options	$-	$1

Total share-based compensation expense	$-	$1

There was no share-based compensation expense recorded for the period ended March 31, 2016. Share-based compensation expense of $1 in 2015 is a component of selling, general and administrative expense, and is recorded as a non-cash expense in the operating activities section of the consolidated statement of cash flows.

No options were exercised in the three month periods ended March 31, 2016 and 2015.

Information with respect to the activity of outstanding stock options granted under the 2000 Plan and options granted separately from the 2000 Plan for the three months ended March 31, 2016 is summarized as follows:

				Weighted	Aggregate
	Number			Average Remaining	Instrinsic
	of Shares	Price Range		Contractual term	Value

Balance, January 1, 2016	684,570	$1.24	$3.74

Granted	–
Cancelled / Forfeited	–

Balance, March 31, 2016	684,570	$1.24	$3.74	4.0 years	$–

Vested and excercisable at March 31, 2016	654,570	$1.24	$3.74	3.9 years	$–

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

The following table provides additional information about the Company’s stock options outstanding and exercisable at March 31, 2016:

	Options Outstanding				Options Exercisable
		Weighted Average				Wtd. Average
Range of	Number of	Remaining		Exercise	Number of	Exercise
Exercise Prices	Shares	Contractual Life		Price	Shares	Price

$ 1.24 - $ 1.85	477,528	3.9	Years	$1.51	447,528	$1.53
$ 2.00 - $ 2.25	175,000	4.5	Years	$2.13	175,000	$2.13
$ 3.69 - $ 3.74	32,042	2.1	Years	$3.72	32,042	$3.72
$ 1.24 - $ 3.74	684,570	4.0	Years	$1.77	654,570	$1.80

The Company had 7,500 and 5,000 unvested restricted stock awards as of December 31, 2015 and March 31, 2016, respectively.

6.	INCOME TAXES

The Company evaluates its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. The Company had a full valuation allowance offsetting its U.S. federal and state net deferred tax assets which primarily represent net operating loss carryforwards (“NOLs”) at December 31, 2015. During the three month period ended March 31, 2016, the Company’s management concluded that the full valuation allowance for U.S. federal and state net deferred tax assets is appropriate as the facts and circumstances during the first three months of 2016 did not change management’s conclusion that a full valuation allowance is necessary.

The Company is subject to U.S. federal income tax, as well as income taxes of multiple state jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At March 31, 2016, the Company had no interest or penalties accrued related to uncertain tax positions due to the available NOLs.

As of March 31, 2016, the Company had approximately $628 of unrecognized tax benefits, $622 of which were recorded as a reduction to existing net operating loss and tax credit carryforwards, and therefore require no accrual for interest or penalty. The remaining $6 includes de minimis interest and penalties where required. For the three months ended March 31, 2016, unrecognized tax benefits did not change. For federal purposes, post-1992 tax years remain open to examination as a result of earlier net operating losses being utilized in recent years. For state purposes, the statute of limitations remains open in a similar manner for states that have generated net operating losses. The Company does not expect that the total amount of unrecognized tax benefits related to positions taken in prior periods will change significantly during the next 12 months.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

7.	DISGORGEMENT OF SHORT SWING PROFIT

On February 29, 2016, the Company was informed by B. Riley & Co., LLC (“B. Riley”) that it had sold 3,504,172 shares of the Company's common stock in a transaction that is matchable against B. Riley's purchase of 742,344 shares of the Company's common stock in December 2015. In accordance with Section 16(b) of the Securities Exchange Act of 1934 which provides that any profit realized by an insider on short-swing transactions must be disgorged to the Company, B. Riley paid the Company $133 for the disgorgement of profits in connection with these matchable transactions. This amount was credited to additional paid-in capital during the quarter ending March 31, 2016.

8.	SUBSEQUENT EVENT

On April 27, 2016 (the “Rights Dividend Declaration Date”), the Company's Board of Directors (the “Board of Directors”) adopted a Section 382 rights plan (the “Section 382 Rights Plan”) and declared a dividend distribution of one Right (as defined below) for each outstanding share of common stock of the Company to stockholders of record at the close of business on May 16, 2016.

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

The Rights.  On the Rights Dividend Declaration Date, the Board of Directors authorized the issuance of one right (a “Right”) for each outstanding share of the Common Stock to the Company’s stockholders of record as of May 16, 2016. Subject to the terms, provisions and conditions of the Section 382 Rights Agreement, if the Rights become exercisable, each Right would initially represent the right to purchase from the Company one one-thousandth of a share of the Company’s Series B Junior Participating Preferred Stock, par value $0.01 per share, for a purchase price of $5.00 per Right (the “Purchase Price”). If issued, each fractional share of Series B Junior Participating Preferred Stock would give the stockholder approximately the same dividend, voting and liquidation rights as does one share of the Common Stock. However, prior to exercise, a Right does not give its holder any rights as a stockholder of the Company, including any dividend, voting or liquidation rights.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements reflecting the current expectations of Special Diversified Opportunities Inc. and its subsidiaries (the “Company” or “SDOI”). In addition, when used in this quarterly report, the words “anticipate,” “enable,” “estimate,” “intend,” “expect,” “believe,” “potential,” “may,” “will,” “should,” “project” and similar expressions as they relate to the Company are intended to identify said forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, which may cause actual results to differ from those anticipated at this time. Such risks and uncertainties include factors more fully described in the Company’s public filings with the SEC including, without limitation, the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Overview

The Company is presently a shell company and the Company's board of directors has been exploring strategic alternatives to maximize shareholder value going forward, including deploying the proceeds of the Asset Sale in business acquisition opportunities, merging with another company, or other actions to redeploy our capital, including, without limitation, distribution of cash to our shareholders.

Results of Operations

Three Months Ended March 31, 2016 versus Three Months Ended March 31, 2015

Selling, general and administrative

Selling, general and administrative expenses include personnel costs, professional fees and other expenses related to the Company's current level of activity while the Company explores its future direction and opportunities. Selling, general and administrative expenses decreased from $251,000 for the three months ended March 31, 2015 to $162,000 for the three months ended March 31, 2016. The decrease was primarily attributable to lower personnel costs in the 2016 period.

Income taxes

The Company recorded no income tax provision for the three-month periods ended March 31, 2016 and March 31, 2015. The Company has full valuation allowances against its U.S. federal and state deferred tax assets.

Net Loss

The Net Loss was $161,000, or $0.01 per diluted share, for the three-month period ended March 31, 2016, and $251,000, or $0.01 per diluted share, for the three-month period ended March 31, 2015. Diluted shares utilized in these computations were 21.0 million in both periods.

Liquidity and Capital Resources

The net cash used in operating activities was $202,000 for the first three months of 2016 compared to net cash used in operating activities of $395,000 for the first three months of 2015. The net cash used in operating activities in 2016 was the result of the net loss coupled with an increase in prepaid expenses and a decrease in accrued expenses. The net cash used in operating activities in 2015 was primarily the result of the net loss incurred coupled with an increase in prepaid expenses and a decrease in accrued expenses.

There was no cash used in investing activities in the three months ended March 31, 2016 and 2015.

Net cash provided by financing activities of $133,000 in the three months ended March 31, 2016 represents cash received from B. Riley for the disgorgement of profits on matchable transactions as discussed in Note 7 of the Notes to the Consolidated Financial Statements. There was no cash provided by financing activities in the three months ended March 31, 2015. The Company’s working capital (current assets less current liabilities) was $23.1 million at March 31, 2016 and December 31, 2015.

For the three months ended March 31, 2016, the Company satisfied all of its cash requirements from cash available and on-hand. Based upon its cash and cash equivalents on hand, the Company believes it has, or has access to, sufficient resources to meet its operating requirements through at least the next 12 months.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Financial Officer (who is our principal executive and accounting officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits

31.1	Certifications of the Principal Executive Officer and Principal Financial Officer of Special Diversified Opportunities Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Principal Executive Officer and Principal Financial Officer of Special Diversified Opportunities Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECIAL DIVERSIFIED OPPORTUNTIES INC.

Date: May 13, 2016	/s/ Kevin J. Bratton
Kevin J. Bratton
Vice President - Finance and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

