Form 10-Q
period 2016-06-30
SPECIAL DIVERSIFIED OPPORTUNITIES INC.
filed 2016-08-12
CIK 911649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

Yes: ☒          No: ☐

As of July 31, 2016, there were 21,035,140 outstanding shares of the Registrant’s common stock, par value $.01 per share.

SPECIAL DIVERSIFIED OPPORTUNITIES INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPECIAL DIVIERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Current Assets :
Cash and cash equivalents	$23,231	$23,467
Other current assets	52	46
Total current assets	23,283	23,513
Total assets	$23,283	$23,513

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities :
Accrued expenses	$322	$351

Total current liabilities	322	351

Stockholders' Equity:
Preferred stock, $.01 par value, 20,920,648 shares authorized, no shares issued or outstanding	-	-
Common stock, $.01 par value, 50,000,000 shares authorized, 21,441,767 and 21,436,767 shares issued at June 30, 2016 and December 31, 2015, respectively	217	217
Additional paid-in capital	44,306	44,172
Treasury stock, 406,627 common shares at cost at June 30, 2016 and December 31, 2015	(555)	(555)
Accumulated deficit	(21,007)	(20,672)
Total stockholders' equity	22,961	23,162
Total liabilities and stockholders' equity	$23,283	$23,513

The accompanying notes are an integral part of these statements.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Operating expenses:
Selling, general and administrative	$174	$291	$336	$542
Total operating expenses	174	291	336	542

Operating loss	(174)	(291)	(336)	(542)

Interest income, net	-	-	1	-

Loss before taxes	(174)	(291)	(335)	(542)

Income tax expense	-	-	-	-

Net loss	$(174)	$(291)	$(335)	$(542)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Shares used in computing basic and diluted net loss per share	21,035,140	21,027,640	21,035,140	21,027,640

The accompanying notes are an integral part of these statements.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months
	Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(335)	$(542)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1	2
(Increase) in:
Other current assets	(6)	(43)
(Decrease) in:
Accrued expenses	(29)	(56)
Net cash used in operating activities	(369)	(639)

Net cash used in investing activities	-	-

Cash Flows from Financing Activities:
Proceeds from disgorgement of profit realized by an insider on short-swing transaction	133	-
Net cash provided by financing activities	133	-

Net decrease in Cash and Cash Equivalents	(236)	(639)

Cash and Cash Equivalents, Beginning of Period	23,467	24,818

Cash and Cash Equivalents, End of Period	$23,231	$24,179

Supplemental Cash Flow Disclosure:

Cash paid for taxes, net of tax refunds	$15	$16

The accompanying notes are an integral part of these statements.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

1.	ASSET SALE

On April 5, 2013, Special Diversified Opportunities Inc. (f/k/a Strategic Diagnostics Inc.) (“SDOI” or the “Company”), SDIX LLC, a Delaware limited liability company (the “Purchaser”) and OriGene Technologies, Inc., a Delaware corporation and the sole equity holder of the Purchaser, entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) pursuant to which the Company agreed, subject to certain terms and conditions including approval of the Company's stockholders, to sell to the Purchaser substantially all of the Company’s rights, title and interest in substantially all of the Company’s non-cash assets related to the Life Sciences Business (the “Asset Sale”).

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. As of June 30, 2016 and December 31, 2015, cash of $23,231 and $23,467, respectively, consisted of bank checking operating accounts.

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

Basic loss per share (EPS) is computed by dividing net loss available for common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS, except that the dilutive effect of converting or exercising all potentially dilutive securities is also included in the denominator such as stock options and restricted stock units. Basic loss per share excludes potentially dilutive securities. For the three and six month periods ended June 30, 2016 and 2015, outstanding common stock options representing 674,570 and 1,034,570 shares, respectively, and 342,500 and 15,000 unvested restricted shares, respectively, were excluded from the computation of diluted EPS.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Weighted average common shares outstanding	21,035,140	21,027,640	21,035,140	21,027,640

Shares used in computing basic and diluted loss per share	21,035,140	21,027,640	21,035,140	21,027,640

4.	SHARE-BASED COMPENSATION

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

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

Share-based compensation expense recorded in the three and six month periods ended June 30, 2016 and 2015 is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Stock options	$-	$1	$-	$2
Restricted Stock Awards	1	-	1	-

Total share-based compensation expense	$1	$1	$1	$2

Share-based compensation expense is a component of selling, general and administrative expense, and is recorded as a non-cash expense in the operating activities section of the Company’s consolidated statements of cash flows.

No options were exercised in the six month periods ended June 30, 2016 and 2015. Information with respect to the activity of outstanding stock options granted under the 2000 Plan and options granted separately from the 2000 Plan for the six months ended June 30, 2016 is summarized as follows:

					Weighted	Aggregate
	Number				Average Remaining	Instrinsic
	of Shares	Price Range			Contractual term	Value

Balance, January 1, 2016	684,570	$1.24	-	$3.74

Granted	-
Cancelled / Forfeited	(10,000)	$1.24

Balance, June 30, 2016	674,570	$1.24	-	$3.74	3.7 years	$-

Vested and excercisable at June 30, 2016	664,570	$1.24	-	$3.74	3.6 years	$-

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

The following table provides additional information about the Company’s stock options outstanding and exercisable at June 30, 2016:

	Options Outstanding				Options Exercisable
		Weighted Average				Wtd. Average
Range of	Number of	Remaining		Exercise	Number of	Exercise
Exercise Prices	Shares	Contractual Life		Price	Shares	Price

$ 1.24 - $ 1.85	467,528	3.6	Years	$1.51	457,528	$1.52
$ 2.00 - $ 2.25	175,000	4.3	Years	$2.13	175,000	$2.13
$ 3.69 - $ 3.74	32,042	1.8	Years	$3.72	32,042	$3.72
$ 1.24 - $ 3.74	674,570	3.7	Years	$1.78	664,570	$1.79

The Company grants restricted stock awards ("RSA") which is the right to receive shares of common stock. In May 2016, the Company issued to non-employee directors RSA's aggregating 340,000 shares with performance based vesting. These shares vest upon the achievement of certain corporate goals within 18 months of the grant date. No expense has been recognized for these awards at June 30, 2016; the expense will be recognized when the corporate goals are achieved.

The Company had 342,500 and 7,500 shares of unvested restricted stock as of June 30, 2016 and December 31, 2015, respectively.

5.	INCOME TAXES

The Company evaluates its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. The Company had a full valuation allowance offsetting its U.S. federal and state net deferred tax assets which primarily represent net operating loss carryforwards (“NOLs”) at December 31, 2015. During the six month period ended June 30, 2016, the Company’s management concluded that the full valuation allowance for U.S. federal and state net deferred tax assets is appropriate as the facts and circumstances during the first six months of 2016 did not change management’s conclusion that a full valuation allowance is necessary.

The Company is subject to U.S. federal income tax, as well as income taxes of multiple state jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At June 30, 2016, the Company had no interest or penalties accrued related to uncertain tax positions due to the available NOLs.

As of June 30, 2016, the Company had approximately $628 of unrecognized tax benefits, $622 of which were recorded as a reduction to existing net operating loss and tax credit carryforwards, and therefore require no accrual for interest or penalty. The remaining $6 includes de minimis interest and penalties where required. For the six months ended June 30, 2016, unrecognized tax benefits did not change. For federal purposes, post-1992 tax years remain open to examination as a result of earlier net operating losses being utilized in subsequent years. For state purposes, the statute of limitations remains open in a similar manner for states that have generated net operating losses. The Company does not expect that the total amount of unrecognized tax benefits related to positions taken in prior periods will change significantly during the next 12 months.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

6.	DISGORGEMENT OF SHORT SWING PROFIT

On February 29, 2016, the Company was informed by B. Riley & Co., LLC ("B. Riley") that it had sold 3,504,172 shares of the Company's common stock in a transaction that is matchable against B. Riley's purchase of 742,344 shares of the Company's common stock in December 2015. In accordance with Section 16(b) of the Securities Exchange Act of 1934 which provides that any profit realized by an insider on short-swing transactions must be disgorged to the Company, B. Riley paid the Company $133 for the disgorgement of profits in connection with these matchable transactions. This amount was credited to additional paid-in capital during the quarter ended March 31, 2016.

7.	RIGHTS PLAN

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

Introductory Note

On April 5, 2013, Special Diversified Opportunities Inc. (f/k/a Strategic Diagnostics Inc.) (“SDOI” or the “Company”), SDIX LLC, a Delaware limited liability company (the “Purchaser”) and OriGene Technologies, Inc., a Delaware corporation and the sole equity holder of the Purchaser, entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) pursuant to which the Company agreed, subject to certain terms and conditions including approval of the Company's stockholders, to sell to Purchaser substantially all of the Company’s rights, title and interest in substantially all of the Company’s non-cash assets related to the Life Sciences Business (the “Asset Sale”).

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

Results of Operations

Three Months Ended June 30, 2016 versus Three Months Ended June 30, 2015

Selling, general and administrative

Selling, general and administrative expenses include personnel costs, professional fees and other expenses related to the Company's current level of activity while the Company explores its future direction and opportunities. Selling, general and administrative expenses decreased from $291,000 for the three months ended June 30, 2015 to $174,000 for the three months ended June 30, 2016. The decrease was primarily attributable to lower personnel costs in the 2016 period as well as the absence of costs associated with the 2015 Annual Meeting of Stockholders as the 2016 annual meeting has not occurred yet.

Income taxes

The Company recorded no income tax provision for the three month periods ended June 30, 2016 and June 30, 2015. The Company has a full valuation allowance offsetting its U.S. federal and state net deferred tax assets.

Net loss

Net loss was $174,000, or $0.01 per diluted share, for the three month period ended June 30, 2016, compared to a net loss of $291,000, or $0.01 per diluted share, for the same period in 2015.

Six Months Ended June 30, 2016 versus Six Months Ended June 30, 2015

Selling, general and administrative

Selling, general and administrative expenses decreased from $542,000 for the six month period ended June 30, 2015 to $336,000 for the six month period ended June 30, 2016. The decrease was primarily attributable to lower personnel costs as well as the absence of costs associated with the 2015 Annual Meeting of Stockholders as the 2016 annual meeting has not occurred yet.

Income taxes

The Company recorded no income tax provision for the six month periods ended June 30, 2016 and June 30, 2015. The Company has a full valuation allowance offsetting its U.S. federal and state net deferred tax assets.

Net loss

Net loss was $335,000, or $0.02 per diluted share, for the six month period ended June 30, 2016, compared to a net loss of $542,000, or $0.03 per diluted share, for the same period in 2015.

Liquidity and Capital Resources

The net cash used in operating activities was $369,000 for the first six months of 2016 compared to net cash used in operating activities of $639,000 for the first six months of 2015. The net cash used in operating activities for the 2016 period was primarily the result of the net loss incurred and a decrease in accrued expenses. The net cash used in operating activities for the 2015 period was primarily the result of the net loss incurred, combined with an increase in other current assets and a decrease in accrued expenses.

There was no cash used in investing activities in the six months ended June 30, 2016 and 2015.

Net cash provided by financing activities of $133,000 in the six months ended June 30, 2016 represents cash received from B. Riley for the disgorgement of profits on matchable transactions as discussed in Note 6 of the Notes to the Consolidated Financial Statements. There was no cash provided by financing activities in the six months ended June 30, 2015.

The Company’s working capital (current assets less current liabilities) was $23.0 million at June 30, 2016 compared to $23.2 million at December 31, 2015.

For the six months ended June 30, 2016, the Company satisfied all of its cash requirements from cash available and on-hand. Based upon its cash and cash equivalents on hand, the Company believes it has sufficient resources to meet its operating requirements through at least the next 12 months. The Company is considering investing a portion of its cash balance in short term investment instruments.

The Company's ability to meet its long-term capital needs will depend on a number of factors, including government regulation, its successful sale of additional common stock and/or the Company successfully locating and obtaining other financing, and the success of the Company's plan to make future acquisitions or enter into a merger transaction. Accordingly, no assurance can be given that the Company will be able to meet the future liquidity requirements that may arise from these inherent and similar uncertainties.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company has limited exposure to changing interest rates, and is currently not engaged in hedging activities.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Financial Officer (who is our principal executive and accounting officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and recorded within the time periods specified in the SEC's rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits

3.1	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock, dated April 28, 2016. (1)

4.1	Section 382 Rights Agreement, dated as of April 28, 2016, between Special Diversified Opportunities Inc. and American Stock Transfer & Trust Company, LLC. (1)

31.1*	Certifications of the Principal Executive Officer and Principal Financial Officer of Special Diversified Opportunities Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification of the Principal Executive Officer and Principal Financial Officer of Special Diversified Opportunities Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the Company's Current Report on Form 8-K filed on April 29, 2016

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECIAL DIVERSIFIED OPPORTUNITIES INC.

Date: August 12, 2016	/s/ Kevin J. Bratton
Kevin J. Bratton Vice President - Finance and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

