Form 10-Q
period 2016-09-30
SPECIAL DIVERSIFIED OPPORTUNITIES INC.
filed 2016-11-14
CIK 911649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

Yes: ☒          No: ☐

As of October 31, 2016, there were 21,037,640 outstanding shares of the Registrant’s common stock, par value $.01 per share.

SPECIAL DIVERSIFIED OPPORTUNITIES INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPECIAL DIVIERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Current Assets :
Cash and cash equivalents	$13,112	$23,467
Marketable securities, available for sale	9,981	-
Other current assets	36	46
Total current assets	23,129	23,513
Total assets	$23,129	$23,513

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities :
Accrued expenses	$433	$351

Total current liabilities	433	351

Stockholders' Equity:
Preferred stock, $.01 par value, 20,920,648 shares authorized, no shares issued or outstanding	-	-
Common stock, $.01 par value, 50,000,000 shares authorized, 21,444,267 and 21,436,767 shares issued at September 30, 2016 and December 31, 2015, respectively	217	217
Additional paid-in capital	44,307	44,172
Treasury stock, 406,627 common shares at cost at September 30, 2016 and December 31, 2015	(555)	(555)
Accumulated deficit	(21,273)	(20,672)
Total stockholders' equity	22,696	23,162
Total liabilities and stockholders' equity	$23,129	$23,513

The accompanying notes are an integral part of these statements.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Operating expenses:
Selling, general and administrative	$274	$268	$610	$810
Total operating expenses	274	268	610	810

Operating loss	(274)	(268)	(610)	(810)

Interest income, net	8	-	9	-

Loss before taxes	(266)	(268)	(601)	(810)

Income tax expense	-	-	-	-

Net loss	$(266)	$(268)	$(601)	$(810)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.04)

Shares used in computing basic and diluted net loss per share	21,037,640	21,027,640	21,035,973	21,027,640

The accompanying notes are an integral part of these statements.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months
	Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(601)	$(810)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	2	6
(Increase) decrease in:
Other current assets	10	(25)
Increase (decrease) in:
Accrued expenses	82	(81)
Net cash used in operating activities	(507)	(910)

Purchase of marketable securities	(9,981)	-
Net cash used in investing activities	(9,981)	-

Cash Flows from Financing Activities:
Proceeds from disgorgement of profit realized by an insider on short-swing transaction	133	-
Net cash provided by financing activities	133	-

Net decrease in Cash and Cash Equivalents	(10,355)	(910)

Cash and Cash Equivalents, Beginning of Period	23,467	24,818

Cash and Cash Equivalents, End of Period	$13,112	$23,908

Supplemental Cash Flow Disclosure:

Cash paid for taxes, net of tax refunds	$20	$22

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. As of September 30, 2016 and December 31, 2015, cash and cash equivalents consisted of the following:

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

2.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	September 30, 2016	December 31, 2015

Bank checking operating accounts	$3,092	$23,467

Money market funds	27	-

U.S. Treasury Bills and U.S Government Agencies	9,993	-

Total Cash and cash equivalents	$13,112	$23,467

Marketable Securities, Available for Sale

Marketable securities consist of securities with original maturities greater than three months, and are comprised of U.S. Treasury Bills and securities issued by U.S. government agencies. Marketable securities have been classified as current assets in the accompanying Consolidated Balance Sheet as of September 30, 2016 based upon the nature of the securities and their intended use to fund operations.

Management determines the appropriate classification of securities at the time of purchase. The Company has classified its investment portfolio as available for sale in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 320, Investments-Debt and Equity Securities. The Company's available for sale securities are carried at fair value with unrealized gains and losses reported in other comprehensive income (loss). Realized gains and losses are determined using the specific identification method and are included in interest income (expense).

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method, which requires that compensation costs related to employee share based payment transactions are measured in the financial statements at the fair value on the date of grant and are recognized over the vesting period of the award.

3.	Fair Value Measurements

The Company measures certain assets at fair value in accordance with Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. The guidance in ASC 820 outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. The fair value hierarchy is broken down into three levels based on the source of inputs as follows:

•	Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets.
•	Level 2—Valuations based on observable inputs other than Level 1 and quoted prices in active markets for similar assets.
•	Level 3—Valuations based on inputs that are unobservable.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

3.	FAIR VALUE MEASUREMENTS (Continued)

The Company has used Level 1 inputs to determine the fair value of its cash equivalents and marketable securities available for sale. As of September 30, 2016, cost represented fair value of the Company's cash equivalents and marketable securities.

4.	BASIC AND DILUTED LOSS PER SHARE

Basic loss per share (EPS) is computed by dividing net loss available for common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS, except that the dilutive effect of converting or exercising all potentially dilutive securities is also included in the denominator such as stock options and restricted stock units. Basic loss per share excludes potentially dilutive securities. For the three and nine month periods ended September 30, 2016 and 2015, outstanding common stock options representing 674,570 and 1,034,570 shares, respectively, and 342,500 and 15,000 unvested restricted shares, respectively, were excluded from the computation of diluted EPS.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Weighted average common shares outstanding	21,037,640	21,027,640	21,035,973	21,027,640

Shares used in computing basic and diluted loss per share	21,037,640	21,027,640	21,035,973	21,027,640

5.	SHARE-BASED COMPENSATION

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

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

5.	SHARE-BASED COMPENSATION (Continued)

Share-based compensation expense recorded in the three and nine month periods ended September 30, 2016 and 2015 is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Stock options	$-	$2	$-	$4
Restricted Stock Awards	1	2	2	2

Total share-based compensation expense	$1	$4	$2	$6

Share-based compensation expense is a component of selling, general and administrative expense, and is recorded as a non-cash expense in the operating activities section of the Company’s consolidated statements of cash flows.

No options were exercised in the nine month periods ended September 30, 2016 and 2015. Information with respect to the activity of outstanding stock options granted under the 2000 Plan and options granted separately from the 2000 Plan for the nine months ended September 30, 2016 is summarized as follows:

					Weighted	Aggregate
	Number				Average Remaining	Instrinsic
	of Shares	Price Range			Contractual term	Value

Balance, January 1, 2016	684,570	$1.24	-	$3.74

Granted	-
Cancelled / Forfeited	(10,000)	$1.24

Balance, September 30, 2016	674,570	$1.24	-	$3.74	3.4 years	$-

Vested and excercisable at September 30, 2016	664,570	$1.24	-	$3.74	3.3 years	$-

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

5.	SHARE-BASED COMPENSATION (Continued)

The following table provides additional information about the Company’s stock options outstanding and exercisable at September 30, 2016:

	Options Outstanding				Options Exercisable
		Weighted Average				Wtd. Average
Range of	Number of	Remaining		Exercise	Number of	Exercise
Exercise Prices	Shares	Contractual Life		Price	Shares	Price

$ 1.24 - $ 1.85	467,528	3.3	Years	$1.51	457,528	$1.52
$ 2.00 - $ 2.25	175,000	4.0	Years	$2.13	175,000	$2.13
$ 3.69 - $ 3.74	32,042	1.6	Years	$3.72	32,042	$3.72
$ 1.24 - $ 3.74	674,570	3.4	Years	$1.78	664,570	$1.79

The Company grants restricted stock awards ("RSA"), which is the right to receive shares of common stock. In May 2016, the Company issued to non-employee directors RSA's aggregating 340,000 shares with performance based vesting. These shares vest upon the achievement of certain corporate goals within 18 months of the grant date. No expense has been recognized for these awards at September 30, 2016; the expense will be recognized when the corporate goals are achieved.

The Company had 342,500 and 7,500 shares of unvested restricted stock as of September 30, 2016 and December 31, 2015, respectively.

6.	INCOME TAXES

The Company evaluates its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. The Company had a full valuation allowance offsetting its U.S. federal and state net deferred tax assets which primarily represent net operating loss carryforwards (“NOLs”) at December 31, 2015. During the nine month period ended September 30, 2016, the Company’s management concluded that the full valuation allowance for U.S. federal and state net deferred tax assets is appropriate as the facts and circumstances during the first nine months of 2016 did not change management’s conclusion that a full valuation allowance is necessary.

The Company is subject to U.S. federal income tax, as well as income taxes of multiple state jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At September 30, 2016, the Company had no interest or penalties accrued related to uncertain tax positions due to the available NOLs.

As of September 30, 2016, the Company had approximately $628 of unrecognized tax benefits, $622 of which were recorded as a reduction to existing net operating loss and tax credit carryforwards, and therefore require no accrual for interest or penalty. The remaining $6 includes de minimis interest and penalties where required. For the nine months ended September 30, 2016, unrecognized tax benefits did not change. For federal purposes, post-1992 tax years remain open to examination as a result of earlier net operating losses being utilized in subsequent years. For state purposes, the statute of limitations remains open in a similar manner for states that have generated net operating losses. The Company does not expect that the total amount of unrecognized tax benefits related to positions taken in prior periods will change significantly during the next 12 months.

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

8.	RIGHTS PLAN

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

Results of Operations

Three Months Ended September 30, 2016 versus Three Months Ended September 30, 2015

Selling, general and administrative

Selling, general and administrative expenses include personnel costs, professional fees and other expenses related to the Company's current level of activity while the Company explores its future direction and opportunities. Selling, general and administrative expenses increased from $268,000 for the three months ended September 30, 2015 to $274,000 for the three months ended September 30, 2016. The increase was primarily attributable to increased legal expenses and management and board costs associated with the evaluation of potential acquisitions. This increase was offset by lower personnel costs in the 2016 period as well as the absence of costs associated with the 2015 Annual Meeting of Stockholders as the 2016 annual meeting has not occurred yet.

Income taxes

The Company recorded no income tax provision for the three month periods ended September 30, 2016 and September 30, 2015. The Company has a full valuation allowance offsetting its U.S. federal and state net deferred tax assets.

Net loss

Net loss was $266,000, or $0.01 per diluted share, for the three month period ended September 30, 2016, compared to a net loss of $268,000, or $0.01 per diluted share, for the same period in 2015.

Nine Months Ended September 30, 2016 versus Nine Months Ended September 30, 2015

Selling, general and administrative

Selling, general and administrative expenses decreased from $810,000 for the nine month period ended September 30, 2015 to $610,000 for the nine month period ended September 30, 2016. The decrease was primarily attributable to lower personnel costs as well as the absence of costs associated with the 2015 Annual Meeting of Stockholders as the 2016 annual meeting has not occurred yet. This decrease was partially offset by an increase in professional fees and management and board costs associated with the evaluation of potential acquisitions.

Income taxes

The Company recorded no income tax provision for the nine month periods ended September 30, 2016 and September 30, 2015. The Company has a full valuation allowance offsetting its U.S. federal and state net deferred tax assets.

Net loss

Net loss was $601,000, or $0.03 per diluted share, for the nine month period ended September 30, 2016, compared to a net loss of $810,000, or $0.04 per diluted share, for the same period in 2015.

Liquidity and Capital Resources

The net cash used in operating activities was $507,000 for the first nine months of 2016 compared to net cash used in operating activities of $910,000 for the first nine months of 2015. The net cash used in operating activities for the 2016 period was primarily the result of the net loss incurred partially offset by a increase in accrued expenses and a decrease in prepaid expenses. The net cash used in operating activities for the 2015 period was primarily the result of the net loss incurred, combined with an increase in other current assets and a decrease in accrued expenses.

The Company used $9,981,000 to purchase marketable securities, available for sale in the nine months ended September 30, 2016. There was no cash used in investing activities in the nine months ended September 30, 2015.

Net cash provided by financing activities of $133,000 in the nine months ended September 30, 2016 represents cash received from B. Riley for the disgorgement of profits on matchable transactions as discussed in Note 7 of the Notes to the Consolidated Interim Financial Statements. There was no cash provided by financing activities in the nine months ended June 30, 2015.

The Company’s working capital (current assets less current liabilities) was $22.7 million at September 30, 2016 compared to $23.2 million at December 31, 2015.

For the nine months ended September 30, 2016, the Company satisfied all of its cash requirements from cash available and on-hand. Based upon its cash and cash equivalents on hand, the Company believes it has sufficient resources to meet its operating requirements through at least the next 12 months. The Company has invested a portion of its cash balance in short term investment instruments as of September 30, 2016.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Financial Officer (who is our principal executive and accounting officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

SPECIAL DIVERSIFIED OPPORTUNITIES INC.

Date: November 14, 2016	/s/ Kevin J. Bratton
Kevin J. Bratton Vice President - Finance and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

