Form 10-K
period 2016-12-31
SPECIAL DIVERSIFIED OPPORTUNITIES INC.
filed 2017-03-22
CIK 911649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                   to

Commission File No. 000-22400
SPECIAL DIVERSIFIED OPPORTUNITIES INC.
(Exact name of Registrant as specified in its charter)

Delaware	56-1581761
(State or other jurisdiction ofincorporation or organization)	(I.R.S. Employer identification no.)
1521 Concord Pike, Suite 301 Wilmington, Delaware	19803
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (302) 824-7062

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	None
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐
The aggregate market value of the common stock held by non-affiliates of the Registrant was $13,670,000, calculated by using the number of shares outstanding and the closing price of the common stock on June 30, 2016 (the last business day of the Registrant’s most recently completed second fiscal quarter).
As of March 15, 2017 there were 21,037,640 shares outstanding of the Registrant’s common stock, par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
None

i

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
Overview
The Company is a “shell company” under the federal securities laws. The Company has essentially no operating assets, and its business strategy is primarily identifying new business and investment opportunities. Since the close of the Asset Sale, the Company has been exploring strategic alternatives to maximize shareholder value going forward, including deploying the proceeds of the Asset Sale in business acquisition opportunities, merging with another company, or other actions to redeploy our capital, including, without limitation, distribution of cash to our shareholders. As discussed below under “Recent Developments,” the Company entered into several agreements during the fourth quarter of 2016 which as and when consummated, will result in the Company no longer being a shell company.
Recent Developments
On November 2, 2016, Standard Outdoor Southwest LLC (“Buyer”), a wholly owned subsidiary of the Company, and Metro Outdoor of Austin LLC (“Seller”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”). Pursuant to the Asset Purchase Agreement, Buyer will acquire, at closing, assets consisting of five billboards located in several counties near Austin, Texas. In addition, Buyer will acquire the ground leases and advertising contracts relating to such billboards. The consideration for the acquired assets will be $330,000, of which $290,000 is payable in cash and $40,000 is payable in shares of the Company’s common stock. Buyer has paid a deposit of  $145,000, the substantial majority of which is refundable should closing not occur. The principal of Seller has become a consultant to the Company. The transaction is subject to customary representations and warranties and closing conditions, and is expected to close in the second quarter of 2017.
On November 23, 2016, the Company and Interboro LLC (“Interboro”) entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”). Pursuant to the Stock Purchase Agreement, the Company’s wholly owned subsidiary, Pillar General Inc. (“Pillar”), will acquire all of the outstanding capital stock of Interboro Holdings, Inc. (“Holdings”), a wholly owned subsidiary of Interboro LLC, for a purchase price payable in cash of  $2,500,000, subject to adjustment as provided in the Stock Purchase Agreement. Under the name Maidstone Insurance Company, Holdings offers personal automobile insurance, primarily in the State of New York. The Company has also agreed to contribute $10,000,000 of new capital to Maidstone Insurance Company in connection with the closing of the transaction.

Each of the Company and Interboro made customary representations, warranties and covenants in the Stock Purchase Agreement. Customary covenants govern the time between the date of the Agreement and the closing regarding the conduct of the business of Holdings, access to information pertaining to the business of Holdings, obtaining the applicable regulatory approvals and notification of certain events. Interboro has also agreed to a non-competition and non-solicitation of employees covenant for a period of three years following the closing of the transaction, subject to certain limitations. Consummation of the transactions contemplated by the Stock Purchase Agreement is expected to occur in the second quarter of 2017, subject to the receipt of regulatory approvals. The Agreement provides for customary termination and indemnification rights for the Company and Interboro.
On November 25, 2016, Special Diversified Opportunities Inc., Standard General Master Fund L.P. (“SG Master Fund”), P Standard General Ltd. (“PSG”) and Standard General Focus Fund L.P. (“SG Focus Fund” and, collectively with SG Master Fund and PSG, the “SG Parties”) entered into a Contribution and Exchange Agreement (the “Agreement”), as amended January 25, 2017. Pursuant to the Agreement, the SG Parties will contribute, or cause to be contributed to the Company, approximately 9,592,373 shares of the voting common stock, par value $0.01 per share (the “Turning Point Common Stock”) of Turning Point Brands, Inc. (NYSE: TPB), consisting of  (i) certain shares of Turning Point Common Stock (“Contributed Shares”) held by the SG Parties or which the SG Parties have the right to acquire prior to the contribution and (ii) certain shares of Turning Point Common Stock (“Additional Shares”) held by certain third parties (“Additional Persons”) over which the SG Parties have certain disposition and other rights. The Contributed Shares and the Additional Shares will represent over 50.1% of the issued and outstanding shares of Turning Point Common Stock.
In exchange for the Contributed Shares and the Additional Shares, the Company will issue to the SG Parties and the Additional Persons (as applicable) shares of the Class A Common Stock (as defined herein) of the Company based on an exchange ratio, calculated as of the closing of the Contribution and Exchange (as defined herein), equal to the lesser of  (i) the 30-calendar day trailing volume-weighted average price, or VWAP, of the Turning Point Common Stock divided by the 30-calendar day trailing VWAP of the Common Stock of the Company (as adjusted to reflect the reclassification of the Common Stock of the Company pursuant to the Interim Charter Amendment (as defined herein)) and (ii) the 30-calendar day trailing VWAP of the Turning Point Common Stock divided by the pro forma book value per share of the Company. Prior to the consummation of the transactions contemplated by the Agreement (the “Contribution and Exchange”), the Company will amend and restate the certificate of incorporation of the Company (the “Interim Charter Amendment”) to provide for, among other things, (x) the reclassification of every 25 shares of the common stock, par value $0.01 per share, of the Company into a one share of a new class of common stock, par value $0.01 per share, designated as “Class A Common Stock” (the “Class A Common Stock”) and (y) the authorization for issuance of an additional class of common stock, par value $0.01 per share, of the Company designated as “Class B Common Stock” (the “Class B Common Stock”). Immediately following the consummation of the Contribution and Exchange, the Company will distribute a dividend of one share of Class B Common Stock for each outstanding share of Class A Common Stock (the “Dividend”). The Class A Common Stock and the Class B Common Stock will vote together as a single class and will be substantially the same, except that the Class B Common Stock shall have 10 votes per share and the Class A Common Stock one vote per share. Following distribution of the Dividend, the SG Parties will deliver a written consent to adopt and approve a further amendment and restatement of the certificate of incorporation of the Company (the “Final Charter Amendment”).
The Agreement, the Interim Charter Amendment, the Contribution and Exchange, the Dividend and the Final Charter Amendment were approved by a unanimous vote of the Company’s board of directors (the “Company Board”), acting upon the unanimous recommendation of the special committee comprised of independent directors of the Company Board (the “Special Committee”). In connection with the Company Board’s approval, EP Securities LLC rendered its opinion to the Special Committee and then to the Company Board that, as of the date of the opinion and subject to the assumptions, qualifications and limitations set forth therein, that the Contribution and Exchange and the Dividend to be received by the holders of the Company’s Class A Common Stock, other than the SG Parties and their affiliates, pursuant to the Agreement is fair to such holders from a financial point of view.

The Company and the SG Parties each made customary representations, warranties and covenants in the Agreement. Such representations and warranties have been made solely for the benefit of the other parties thereto and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one or more of the parties if those statements prove to be inaccurate, (ii) have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreement, which disclosures are not necessarily reflected in the Agreement, (iii) may apply standards of materiality different from those generally applicable to public disclosures to stockholders and reports and documents filed with the SEC and (iv) were made only as of the date of the Agreement or such other date or dates as may be specified in the Agreement and are subject to more recent developments. Customary covenants govern the time between the date of the Agreement and the closing regarding conduct of the Company’s business, access to information pertaining to the Company’s business, and notification of certain events. Consummation of the Contribution and Exchange is subject to the approval by the Company’s stockholders of a proposal (the “Interim Charter Amendment Proposal”) to amend the Company’s certificate of incorporation to approve the Interim Charter Amendment.
Closing of the Contribution and Exchange is expected to occur in the second quarter of 2017. The Agreement provides for certain termination rights for the Company and the SG Parties as set forth therein.
Employees
As of December 31, 2016, the Company employed one part time employee who has executed an agreement with the Company agreeing not to disclose the Company’s proprietary information and assigning to the Company all rights to inventions made during his employment.
Organizational History
Special Diversified Opportunities Inc., formerly known as Strategic Diagnostics Inc., is a Delaware corporation formed in 1990.
Item 1A.   Risk Factors
Note: In addition to the risk factors identified in this Section 1A, there are numerous other risks associated with the consummation of the transactions described above under “Recent Developments.” As and when such transactions are consummated, we will update our filings under the Securities Exchange Act of 1934, as amended, to describe such risks.
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
Since the close of the Asset Sale, we have been exploring strategic alternatives to maximize shareholder value going forward, including deploying the proceeds of the Asset Sale in seeking business acquisition opportunities, a merger with another company, or other actions to redeploy our capital, including, without limitation, distribution of cash to our stockholders. In furtherance of these efforts, we have entered into the agreements described above under Item 1, “Business — Recent Developments.” In relation to pursuing such strategic alternatives and new business acquisition opportunities, including those referred to in the previous sentence, our stock price may decline due to any or all of the following potential occurrences:
•
we may not be able to identify a profitable new line of business or deploy successfully our resources to operate profitably in such line of business; and

•
we may not be able to find suitable acquisition candidates or may not be able to acquire suitable candidates with our limited financial resources.

•
we may not be able to consummate any transactions that we announce.

There can be no assurance that we will be able to identify suitable acquisition candidates or business and investment opportunities.
There is no guarantee that we will be able to identify such new business acquisition opportunities or strategic alternatives in which we may redeploy our assets and the proceeds of the Asset Sale. If we are unable to identify new business opportunities or acquire suitable acquisition candidate(s), or to consummate any transactions that we announce, we may continue to incur operating losses and negative cash flows, and our results of operations and stock price may suffer.
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
Following the closing of the Asset Sale, we became a “shell company” under the federal securities laws.
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
As of December 31, 2016, the Company had U.S. federal net operating loss carryforwards, including those acquired in the Company’s past acquisitions, of approximately $22.4 million, which, if not utilized, begin to expire as follows:
Year	Net Operating Loss (in thousands)
2022	$1,674
2024	1,876
2025	3
2026	1
2027	1
2028	3,492
2029	2,501
2030	1,281
2031	391
2033	6,625
2034	452
2035	1,802
2036	2,266
Total	$22,365

The Tax Reform Act of 1986 (the “Act”) limits the annual use of net operating loss and income tax credit carryforwards after certain ownership changes, as defined by the Act. The application of these limits, or the application of certain other statutory or regulatory requirements for the utilization of net operating losses and income tax credit carryforwards, could significantly restrict our ability to utilize carryforwards. Certain of our total net operating loss carryforwards from 2000 and prior years are subject to limitations on their annual use since a cumulative change in ownership of more than 50% has occurred within a three-year period with respect to those net operating loss carryforwards. The Company has determined that no limitations on net operating loss carryforwards exist for the years expiring 2022 through 2031 (tax years 2001 through 2012).
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
One shareholder held approximately 34.5% of our common stock as of March 15, 2017. Due to this concentration of ownership, this shareholder can substantially influence all matters requiring a stockholder vote, including, without limitation:
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
During the year ended December 31, 2016, the price of our common stock fluctuated between $0.83 and $1.18 per share, with an average daily trading volume for the year of approximately 28,000 shares. The market may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies.
Item 1B.   Unresolved Staff Comments
None.
Item 2.   Properties
The Company is headquartered in Wilmington, Delaware, and occupies approximately 150 square feet of space under an operating lease. This lease runs through June 30, 2017. As of the date of this report, the Company believes that its equipment and facilities are adequate for its present purposes.
Item 3.   Legal Proceedings
The Company is not a party to any material legal proceedings.
Item 4.   Mine Safety Disclosures
Not applicable.

PART II
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Trading in the Company’s common stock is conducted in the over-the-counter market on the OTCQB under the symbol “SDOI.” Set forth below are the quarterly high and low bid prices for the shares of common stock of the Company as reported by the OTC Bulletin Board without retail mark-up, mark-down or commission, which may not necessarily represent actual transactions:
	Common Stock Price Range
Fiscal Year Ended	High	Low
December 31, 2016:
Fourth Quarter	$1.18	$0.87
Third Quarter	1.00	0.89
Second Quarter	1.00	0.88
First Quarter	1.18	0.83
December 31, 2015:
Fourth Quarter	$1.08	$0.95
Third Quarter	1.13	0.95
Second Quarter	1.20	1.11
First Quarter	1.19	1.10
On March 15, 2017, there were approximately 1,760 holders (260 holders of record) of the common stock of the Company. The Company has never paid any cash dividends on its common stock.

Item 6.   Selected Financial Data
	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except share and per share data)
Revenues	$—	$—	$—	$—	$—
Cost of sales	—	—	—	—	—
Gross profit	—	—	—	—	—
Operating expenses:
Selling, general and administrative	3,059	1,216	1,242	1,845	1,927
Total operating expenses	3,059	1,216	1,242	1,845	1,927
Operating loss	(3,059)	(1,216)	(1,242)	(1,845)	(1,927)
Interest income (expense), net	28	—	2	(6)	(11)
Loss from continuing operations before taxes	(3,031)	(1,216)	(1,240)	(1,851)	(1,938)
Income tax expense (benefit)	—	—	—	—	—
Loss from continuing operations	(3,031)	(1,216)	(1,240)	(1,851)	(1,938)
Income from discontinued operations, net of taxes	—	—	250	580	6,280
Net income (loss)	$(3,031)	$(1,216)	$(990)	$(1,271)	$4,342
Basic and diluted loss per share from continuing operations	$(0.14)	$(0.06)	$(0.06)	$(0.09)	$(0.09)
Basic and diluted income per share from discontinued operations	—	—	0.01	0.03	0.31
Basic and diluted net income (loss) per share	$(0.14)	$(0.06)	$(0.05)	$(0.06)	$0.21
Shares used in computing basic and diluted net income (loss) per share	21,036,390	21,027,640	21,027,640	20,843,324	20,534,047

	December 31,
	2016	2015	2014	2013	2012
BALANCE SHEET DATA:
Cash and cash equivalents	$1,836	$23,467	$24,818	$24,598	$18,145
Working capital	20,267	23,162	24,354	25,339	20,599
Total assets	22,018	23,513	24,840	25,964	27,570
Current portion of long-term debt	—	—	—	—	—
Long-term debt	—	—	—	—	—
Stockholders’ equity	20,267	23,162	24,354	25,339	25,110

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
At a special meeting of the stockholders of the Company held on July 10, 2013, the stockholders approved the Asset Sale as contemplated by the Asset Purchase Agreement. On July 12, 2013, the Company completed the Asset Sale. The purchase price for the Purchased Assets was $16.0 million, which was subject to a post-closing working capital adjustment. At closing, $1.3 million of the purchase price was placed in escrow to be governed by the terms of a separate escrow agreement
In May 2014, the Company, the Purchaser and OriGene reached a settlement of various claims by the parties related to the Asset Sale. The terms of the settlement called for the release of the $1.3 million in escrow to the Company, as well as the payment by the Purchaser and OriGene to the Company of an additional $250,000 pursuant to the working capital adjustment provisions of the Asset Purchase Agreement. This payment was recorded income from discontinued operations in the Consolidated Statement of Operations for the year ended December 31, 2014. The settlement also included mutual releases of these and all other claims under the Asset Purchase Agreement.
Overview
Since the completion of the Asset Sale, the Company has been a a “shell company” under the federal securities laws. The Company has essentially no operating assets, and its business strategy is primarily identifying new business and investment opportunities.
Results of Operations
Year ended December 31, 2016 versus year ended December 31, 2015
Selling, general and administrative expenses
Selling, general and administrative expenses include personnel costs, professional fees and other expenses related to the Company’s current level of activity while the Company explores its future direction and opportunities. Selling, general and administrative expenses increased from $1.2 million in 2015 to $3.1 million in 2016. The increase is related to costs, primarily professional fees, incurred in connection with the investigation and negotiation of agreements with potential transaction partners, including those agreements entered into in the fourth quarter of 2016, as described in Item 1, Business, of this report. The Company expects that it will continue to incur substantial transaction related expenses in 2017.

Net Loss
Net loss was $3.0 million, or $0.14 per share, in 2016 as compared to a net loss of  $1.2 million, or $0.06 per share, in 2015.
Year ended December 31, 2015 versus year ended December 31, 2014
Selling, general and administrative expenses
Selling, general and administrative expenses include personnel costs, professional fees and other expenses related to the Company’s current level of activity while the Company explores its future direction and opportunities. Selling, general and administrative expenses were $1.2 million in 2015 and 2014. Personnel costs and professional fees were $235,000 lower in 2015 than in 2014. However, this decrease was mostly offset by expenses of approximately $225,000 incurred in connection with a Separation Agreement and General Release dated October 19, 2015 between the Company and its former president.
Loss from continuing operations
Loss from continuing operations was $1.2 million, or $0.06 per share, in 2015 and 2014.
Income from discontinued operations
There was no income or loss from discontinued operations in 2015. Income from discontinued operations was $250,000, or $0.01 per share, in 2014, representing the working capital adjustment on the Asset Sale in accordance with the settlement with the Purchaser and OriGene.
Liquidity and Capital Resources
Liquidity is our ability to generate sufficient cash flows from operating activities to meet the Company’s obligations and commitments, or obtain appropriate financing. Currently our liquidity needs arise primarily from current operating expenses and potential business investment opportunities.
	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash used in operating activities	$(1,808)	$(1,351)	$(1,080)
Net cash (used in) provided by investing activities	(19,956)	—	1,300
Net cash provided by financing activities	133	—	—
Net (decrease) increase in cash and cash equivalents	$(21,631)	$(1,351)	$220

Net cash used in operating activities in 2016 was primarily the result of the net loss for the year reduced in part by an increase of  $1.4 million in accrued expenses. Net cash used in operating activities in 2015 was primarily the result of the net loss for the year and a reduction in accrued expenses. Net cash used in or provided by operating activities in 2014 was primarily the result of the loss from continuing operations for the year and a reduction in accrued expenses, partially offset by $250,000 for the gain on sale resulting from the settlement with the Purchaser and OriGene.
The net cash used in investing activities in 2016 was attributable to the purchase of marketable securities. There was no net cash provided by investing activities in 2015. Net cash provided by investing activities in 2014 was attributable to the release of the $1.3 million in escrow to the Company. Net cash provided by financing activities of  $133,000 in 2016 represents cash received from B. Riley & Co. LLC for the disgorgement of profits on matchable transactions as described in Note 11 of the Notes to the Consolidated Financial Statements. There was no net cash used in or provided by financing activities in 2015 and 2014. The Company’s working capital (current assets less current liabilities) decreased from $23.2 million at December 31, 2015 to $20.3 million at December 31, 2016. The decrease was due to the use of cash in operations during the year plus the increase in accrued expenses.

For the year ended December 31, 2016, the Company satisfied all of its cash requirements from cash and cash equivalents on-hand. At December 31, 2016, the Company had no debt and stockholders’ equity of  $20.3 million.
Based upon its cash and cash equivalents on hand, marketable securities available for sale and expected operating expenses, the Company believes it has sufficient resources to meet its operating requirements at least through the next 12 months. However, the Company believes that it would ultimately need to become profitable on an operating basis in order to continue to have such sufficient resources.
The Company’s long-term capital needs and its ability to meet such needs will depend on whether it is able to identify potential business acquisition opportunities, and if so, the acquisition price. Based on the Company’s present financial resources, the Company may require additional debt or equity financing to complete an acquisition.
Off-Balance Sheet Arrangements
As of December 31, 2016, the Company did not have any off-balance sheet arrangements as defined in Item 304(a) (4) (ii) of Regulation S-K.
Critical Accounting Policies
The Company’s accounting policies are described in Note 3 of the Notes to the Consolidated Financial Statements. The Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. On an on-going basis, the Company evaluates its estimates, including those related to deferred taxes and stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. The Company considers the following policies to be most critical in understanding the judgments that are involved in preparing the Consolidated Financial Statements and the uncertainties that could impact the consolidated results of operations, financial condition and cash flows.
Deferred Taxes — In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. In making their assessment, management considers positive evidence, negative evidence, and possible tax planning strategies that could be implemented. Management also considers the future reversal of existing taxable temporary differences, recent earnings history, history of or potential for tax attributes such as net operating losses to expire and the ability to project future taxable income. The Company’s history of cumulative pre-tax losses from continuing operations over the most recent three-year period, including 2016, is significant negative evidence that is difficult to overcome. In light of this negative evidence, coupled with the current economic conditions, management has concluded that it is more likely than not that the Company will not realize the benefits of these tax deductible differences and has continued to provide a full valuation allowance offsetting its U.S. federal and state net deferred tax assets at December 31, 2016.

As of December 31, 2016, the Company had U.S. federal net operating loss carryforwards, including those of acquired companies, of approximately $22.4 million which begin to expire as follows:
Year	Net Operating Loss (in thousands)

2022	$1,674
2024	1,876
2025	3
2026	1
2027	1
2028	3,492
2029	2,501
2030	1,281
2031	391
2033	6,625
2034	452
2035	1,802
2036	2,266
Total	$22,365

Share-Based Compensation — The Company accounts for share-based compensation in accordance with the fair value method of accounting, which requires the Company to measure all employee share-based compensation awards at the date of grant and recognize such expense in our consolidated financial statements.
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
None.
Item 9A.   Controls and Procedures
(a)
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Financial Officer (who is our principal executive and accounting officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2016, were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
(b)
Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company believes its internal controls over financial reporting have been adapted to reflect the Company’s present status as a shell company.
Management’s Report on Internal Control over Financial Reporting
The report of management on our internal control over financial reporting is set forth on page 29 of this report.
Item 9B.   Other Information
None.

PART III
Item 10.   Directors, Executive Officers and Corporate Governance
Directors
The Company’s Board currently consists of six members. As provided by the Certificate of Incorporation, the Board is divided into two classes of directors with each director serving a two-year term. Each year one class of directors is elected by a stockholder vote. Our Class II Directors, whose terms were set to expire at the annual meeting of our stockholders to be held in 2016, are Thomas J. Kelleher, Kenneth M. Young and Wayne P. Yetter. Since no annual meeting was held in 2016, their terms will expire at the annual meeting to be held in 2017. The terms of our Class I Directors, Gregory H.A. Baxter, Ian Estus and David M. Wurzer, will expire at the annual meeting of our stockholders to be held in 2017.
The following table sets forth the name, age and principal occupation of each director, or nominee for director, and the year in which he became a director, if applicable.
Name and Principal Occupation	Age	Director Since
Gregory H.A Baxter Independent Corporate Finance Consultant	63	2015
Ian Estus Director – Special Diversified Opportunities Inc.	42	2016
Thomas J. Kelleher President – B. Riley Financial, Inc. Chief Executive Officer – B. Riley & Co., LLC President – B. Riley Capital Management, LLC	49	2015
David M. Wurzer Executive Vice President and Chief Investment Officer – Connecticut Innovations	58	2010
Wayne P. Yetter Retired Pharmaceutical and Healthcare Executive	71	2010
Kenneth M. Young President and Chief Executive Officer – Lightbridge Communications Corporation	53	2015
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

Ian Estus joined the Company as a director in August 2016. From May 2014 until July 2016, Mr. Estus was the Managing Director of Investments of HC2 Holdings, Inc. (NYSE: HCHC), a diversified holding company with investments in various industries including manufacturing, marine services, insurance, utilities, telecommunications and life sciences. Prior to joining HC2, Mr. Estus was a Senior Vice President at Five Island Asset Management, a subsidiary of HRG Group, Inc. (NYSE: HRG), from April 2013 to May 2014. Prior to joining Five Island, Mr. Estus spent eleven years at Harbinger Capital Partners LLC, where he served in various capacities as a trader and assisting in management of the portfolio. Prior to joining Harbinger Capital in 2002, Mr. Estus was a Trading Assistant in the Smith Barney Asset Management High Yield Investments Group. Prior to that role, Mr. Estus served as a Fund Accountant in the Mutual Fund Accounting Group of Smith Barney Asset Management.
Thomas J. Kelleher joined the Company as a director in October 2015. Mr. Kelleher is President of B. Riley Financial Inc. (Nasdaq: RILY); Chief Executive Officer of the wholly owned broker dealer subsidiary, B. Riley & Co., LLC, and President of the wholly owned wealth and asset management subsidiary, B. Riley Capital Management, LLC. Mr. Kelleher joined B. Riley & Co. in 1997 and held positions on the Research, Sales and Trading teams, and eventually senior management positions within the company including Chief Financial Officer and Chief Compliance Officer. He has served as Chief Executive Officer of B. Riley & Co. LLC since 2006. Mr. Kelleher holds a Bachelor of Science in Mechanical Engineering from Lehigh University.
David M. Wurzer joined the Company as a director in February 2010. Since 2009, Mr. Wurzer has served as Managing Director, Investments, Senior Managing Director, Investments, and beginning April 2014, as Executive Vice President and Chief Investment Officer at Connecticut Innovations (CI), the State’s “venture capital arm.” He is responsible for oversight of the CI Ventures' venture capital portfolio and team, as well as sourcing and analyzing investment opportunities, leading CI investments in entrepreneurial high-tech ventures and advising portfolio companies. Prior to joining CI, Mr. Wurzer most recently served as Executive Vice President, Treasurer and Chief Financial Officer of CuraGen Corporation, a biopharmaceutical development company, from September 1997 through December 2007. He has over 30 years of financial experience with growth-oriented companies, including direct involvement with raising capital, strategic transactions and mergers and acquisitions, for both start-up companies and publicly-held entities. Mr. Wurzer serves on the boards of Axerion Therapeutics, Inc., My Gene Counsel LLC, Natural Polymer Devices, Inc. and Thetis Pharmaceuticals, LLC, which are privately held, and on the board Summit Therapeutics plc (NASDAQ: SMMT, LON:SUMM). Mr. Wurzer holds a BBA degree in Accountancy from the University of Notre Dame.
Wayne P. Yetter joined the Company as a director in May 2010. Mr. Yetter served as Chief Executive Officer of Verispan LLC, a joint venture of McKesson Corp. and Quintiles Transnational, a leading provider of healthcare information and marketing services to the pharmaceutical industry, from September 2005 to August 2008 when the company was acquired by SDI Health. Mr. Yetter had a 30 year career in the pharmaceutical industry and held executive positions at Pfizer, Merck, Astra-Merck (now AstraZeneca) and Novartis. His roles included Vice President, Marketing Operations (global) and Vice President, Far East and Pacific at Merck, founding Chief Executive Officer of Astra-Merck, and President and Chief Executive Officer of Novartis Pharmaceuticals Corporation, the US division of Novartis AG. He also served as Chief Operating Officer of IMS Health, a market research data company from 1999 until 2000, when he became Chairman and Chief Executive Officer of Synavant, Inc. (a Nasdaq listed spin-out of IMS). Synavant was acquired by Dendrite International in 2003. Mr. Yetter currently serves as a director of privately held Espero Pharmaceuticals, Inc.. Previously, he served as Chairman of Noven Pharmaceuticals, Chairman of Transkaryotic Therapies, Chairman of NuPathe Inc., Lead Independent Director of Matria Healthcare (each of these companies was acquired) and as a director of InfuSystem Holdings, Inc. and Synvista Therapeutics, Inc. He also served on the Executive Committee of PhRMA, the pharmaceutical industry association, from 1997-1999. Mr. Yetter holds a B.A. in Biology from Wilkes University and received an M.B.A from Bryant University.
Kenneth M. Young joined the Company as a director in October 2015. Mr. Young has served as the President and Chief Executive Officer of Lightbridge Communications Corporation (“LCC”), an independent telecon services company, since August 2008. Mr. Young also served as President and Chief Operating Officer of LCC from May 2008 to August 2008, Senior Vice President, President of the Americas

from June 2007 to May 2008, and Chief Marketing Officer from May 2006 to June 2007. Mr. Young also served on the board of B. Riley Financial, Inc. until his resignation on October 4, 2016. Mr. Young holds an MBA from the University of Southern Illinois and a B.S. Computer Sciences from Graceland University.
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
Mr. Estus has years of experience in managing investments and in mergers and acquisitions. This experience is of importance to the Company as it continues to pursue opportunities for partnerships, alliances and future growth.
Mr. Kelleher brings extensive insight into asset and investment management in various industries. His significant experience in investment banking is of importance to the Company as it continues to pursue opportunities for partnerships, alliances and future growth.
Mr. Young brings significant executive leadership experience to the Company.
Mr. Wurzer has years of senior-level management experience in growing companies. His wealth of knowledge in the investment arena is of importance to the Company as it continues to pursue opportunities for partnerships, alliances and future growth. Mr. Wurzer is considered an “audit committee financial expert” under the criteria adopted by the SEC and brings to the Audit Committee exceptional experience and understanding in the auditing and accounting fields.
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
Name	Age	Position
Kevin J. Bratton	67	VP — Finance, Chief Financial Officer and Corporate Secretary
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
Independence of Directors
The Board has determined that each member of the Board is independent as determined in accordance with the applicable listing standards of the NASDAQ Global Market. While the Company’s Common Stock is no longer listed on that market, we continue to use the standards of that market to determine the independence of our directors.
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

Pursuant to the director compensation policy adopted in May 2003 and amended in May 2009, May 2011, October 2013 and June 2016, each non-employee Board member receives annual compensation in such amount as is determined, by a majority of Board members, from time to time to be appropriate. Such compensation is currently established as set forth below:
•
Each non-employee Board member receives an annual base retainer in cash of  $15,000, payable quarterly.

•
Directors do not receive payments for meeting attendance.

•
Non-employee members of the Board receive the following additional annual retainers, payable in cash, for service to the Board in the following capacities:

Chairman of the Board	$10,000
Lead Outside Director (if any)	$5,000
Audit Committee Chair	$5,000
Compensation and Nominating & Corporate Governance Committee Chairs	$3,000
Committee Membership (non-Chair)	$1,500
The following table shows the compensation paid to the members of the Company’s Board of Directors for the year ended December 31, 2016.
Name	Fees Earned or Paid in Cash	Share Awards(1)	Option Awards(1)	All Other Compensation	Total
Gregory H.A. Baxter	$22,500	$100,000	—	—	$122,500
Ian Estus	$7,500	$—	—	—	$7,500
Thomas J. Kelleher	$16,500	$60,000	—	—	$76,500
David M. Wurzer	$41,500	$60,000	—	—	$101,500
Wayne P. Yetter	$41,000	$60,000	—	—	$101,000
Kenneth M. Young	$16,500	$60,000	—	—	$76,500

(1)
The aggregate numbers of restricted shares and shares issuable upon the exercise of options to purchase shares for the directors outstanding as of December 31, 2016 are as follows: Mr. Baxter (100,000 shares); Mr. Kelleher (60,000 shares); Mr. Wurzer (61,250 shares, options to purchase 81,574 shares); Mr. Yetter (61,250 shares) options to purchase 81,304 shares); and Mr. Young (60,000 shares). No options were granted in 2016.

Compensation for 2016 includes restricted shares issued to our directors in May 2016, which shares will vest upon consummation of the Contribution and Exchange, as described in Part I, Item 1., Business, of this report.
Stock Ownership Guidelines and Mandatory Retirement
The Company has no stock ownership requirements for directors, though directors are encouraged to buy and hold shares of the Company’s common stock.
Each Board member is required to retire from such position not later than the Annual Meeting immediately following such person’s 75th birthday.
Meetings of the Board of Directors and Committees
The Board held 11 meetings and numerous informational calls during the fiscal year ended December 31, 2016. Each of the directors attended at least 80% of the aggregate of the total number of meetings of the Board and of the committees of which he was a member which were held during the period he was a director or committee member.

The Board of Directors has a standing Audit Committee, Compensation Committee and Nominating & Corporate Governance Committee. The following table shows the current membership of each committee, each committee’s functions and the number of meetings each committee held during the year ended December 31, 2016.
Committee and Members	Functions of Committee	Number of Meetings in 2016
Audit Thomas J. Kelleher David M. Wurzer*(1) Wayne P. Yetter	• Selects the Company’s independent auditors • Reviews the results and scope of the annual audit and the services provided by the Company’s independent auditors • Reviews the recommendations of the Company’s independent auditors with respect to the accounting system and controls	5
Compensation David M. Wurzer Wayne P. Yetter*
•
Reviews and approves salaries for all corporate officers

•
Reviews and approves all incentive and special compensation plans and programs

•
Reviews and approves management succession planning

•
Conducts special competitive studies

•
Retains compensation consultants as necessary and appropriate

•
Reviews and recommends to the Board compensation for non-employee directors

Nominating & Corporate Governance Wayne P. Yetter Kenneth M. Young
•
Identifies individuals eligible to become members
of the Board of Directors

•
Select and recommend to the Board the director
nominees for the Board for the next annual
meeting of shareholders

•
Oversee the evaluation of the Board

Strategy Committee Gregory H.A. Baxter Thomas J. Kelleher Kenneth M. Young	• Considers various strategic and other alternatives to deploy the Company’s capital Represents the Company’s interests in exploration and negotiation of potential transactions

*
Chairman

(1)
Audit Committee Financial Expert

The Compensation Committee and the Nominating & Corporate Governance Committee each acted by unanimous written consent on one occasion.
The charters of the Audit, Compensation, and Nominating & Corporate Governance Committees are all available in the Investor Relations/Corporate Governance section of the Company’s website at www.spdopps.com.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Pursuant to Section 16(a) of the Exchange Act, the Company’s executive officers and directors, and persons beneficially owning more than 10% of the common shares, are required to file with the Securities and Exchange Commission reports of their initial ownership and changes in ownership of common shares. The Company believes that during 2016, its executive officers and directors who were required to file reports under Section 16(a) complied with such requirements in all material respects, except that the Form 3 filed by Mr. Estus upon his joining the Board of Directors on August 1, 2016 was filed one day late.
Item 11.   Executive Compensation
Summary Compensation Table
The following table shows, for the years ended December 31, 2016 and 2015, the compensation paid or accrued by the Company to our named executive officers.
Name and Principal Position		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Kevin J. Bratton	2016	126,072	—	—	—	—	—	126,072
Vice President and Chief Financial Officer	2015	126,072	—	—	—	—	—	126,072
Outstanding Equity Awards at Fiscal Year-End
The following table shows all outstanding equity awards held by our named executive officers on December 31, 2016.
	Option Awards				Stock Awards
	Number of Shares Underlying Unexercised Options		Option Exercise Price	Option Expiration Date	Number of Shares or Units or Stock That Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested(1)
Name	Exercisable	Unexercisable
Kevin J. Bratton	75,000	—	$1.50	6/1/2019	—	—
	25,000	—	$1.69	6/1/2020	—	—
	50,000	—	$2.19	3/1/2021	—	—
	15,000	—	$2.10	2/28/2022	—	—

(1)
Value is calculated by multiplying the number of shares subject to vesting by $0.93, the closing price of the common shares on the OTCQB on December 31, 2016.

Equity Compensation
The table below presents certain information as of December 31, 2016 concerning securities issuable in connection with equity compensation plans that have been approved by the Company’s stockholders and that have not been approved by the Company’s stockholders.
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders	393,899	$1.86	3,799,182
Equity compensation not approved by security holders	75,000	$1.50	—
Total	468,899	$1.81	3,799,182

The 75,000 shares underlying options granted under equity compensation not approved by security holders were granted in connection with the Company’s hiring, on June 1, 2009, of its Chief Financial Officer, Kevin Bratton. The grants to Mr. Bratton are 75,000 shares in a ten year non-qualified stock option grant at an exercise price of  $1.50 per share. The total securities to be issued, relate to 468,899 of stock options with a weighted average exercise price of  $1.81 per share.
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
Role of Executive Officers in Determining Executive Compensation for Named Executive Officers
Our Named Executive Officer did not receive increases in his 2016 compensation.
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
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

STOCK OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT
The following table presents, as of March 15, 2017, information as to (i) the persons or entities known to the Company to be beneficial owners of more than 5% of the Common Stock, (ii) each director and director nominee, (iii) each of the named executive officers appearing in the Summary Compensation Table under “Executive Compensation” below and (iv) all directors and executive officers of the Company as a group, based on representations of executive officers and directors of the Company and filings received by the Company on Schedule 13D or 13G promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of March 15, 2017, the Company had 21,037,640 shares of the Common Stock issued and outstanding. Unless otherwise indicated, the number of shares beneficially owned by the persons or entities named in the table and by all executive officers and directors as a group are presented in accordance with Rule 13d-3 under the Exchange Act and include, in addition to shares issued and outstanding, unissued shares which are subject to issuance upon exercise of options or warrants within 60 days after March 15, 2017. Such unissued shares are also included in computing the percent of class beneficially owned by such person, but are not included in computing the percent of class beneficially owned by any other person. The address of the individual beneficial owners is in care of the Company at its address listed on the first page of this Proxy Statement unless otherwise noted.
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Options Exercisable Within 60 Days After Record Date	Total Beneficial Ownership	Percent of Class
Gregory H.A. Baxter	—	—	—	—
Kevin J. Bratton	90,225	165,000	255,225	1.2%
Ian Estus	—	—	—	—
Thomas J. Kelleher	—	—	—	—
David M. Wurzer	13,750	76,574	90,324	*
Wayne P. Yetter	8,750	76,304	85,054	*
Kenneth M. Young	—	—	—	—
All officers and directors as a group (7 persons)	122,725	317,878	430,603	2.0%
Standard General L.P. 767 Fifth Avenue, 12th Floor New York, NY 110153	7,255,048(2)		7,255,048	34.5%

*
Represents less than 1%.

(1)
Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the securities shown to be owned by such stockholder. The inclusion herein of securities listed as beneficially owned does not constitute an admission of beneficial ownership.

(2)
The address of Standard General L.P. is 767 Fifth Avenue, New York, NY 10153.

Standard General Master Fund L.P. holds 5,189,656 shares and P Standard General Ltd. holds 2,065,392 shares. Standard General L.P. serves as investment manager to each of Standard General Master Fund L.P. and P Standard General Ltd., or the Funds, and, in that capacity, exercises voting and investment control over the shares held by the Funds. Soohyung Kim is the Chief Executive Officer of Standard General L.P. and a director of the general partner of Standard General L.P.

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
Item 14.   Principal Accounting Fees and Services
Audit Fees.   Fees billed to the Company by KPMG LLP during 2016 and 2015 for audit services rendered by KPMG LLP for the audit of the Company’s annual financial statements for such years, including the review of those financial statements included in the Company’s Quarterly Reports on Form 10-Q during such years, totaled $110,000 and $110,000, respectively.
Audit-Related Fees.   Fees billed to the Company by KPMG LLP during 2016 for accounting consultations related to a proposed transaction totaled $57,000. There were no audit-related fees billed to the Company by KPMG LLP during 2015.
Tax Fees.   Fees billed to the Company by KPMG LLP during 2016 for professional services rendered for tax compliance, tax planning and due diligence assistance totaled $101,773. Fees billed to the Company by KPMG LLP during 2015 for tax compliance and tax planning totaled $24,956.
All Other Fees.   There were no additional fees billed to the Company by KPMG LLP during 2016 or 2015 for products and services, other than services reported in the three preceding paragraphs.
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
3. Exhibits
Exhibit Number	Description	Reference
2.1	Contribution and Exchange Agreement, dated as of November 25, 2016, by and among Special Diversified Opportunities Inc., Standard General Master Fund L.P., P Standard General Ltd. and Standard General Focus Fund L.P.	(1)
2.2	First Amendment to Contribution and Exchange Agreement, dated as of January 25, 2017, by and among Special Diversified Opportunities Inc., Standard General Master Fund L.P., P Standard General Ltd. and Standard General Focus Fund L.P.	(2)
2.3	Stock Purchase Agreement, dated as of November 23, 2016, between Special Diversified Opportunities Inc. and Interboro LLC	(3)
2.4	Asset Purchase Agreement, dated as of November 4, 2016, between Standard Outdoor Southwest LLC and Metro Outdoor of Austin LLC	(4)
3.1	Fourth Amended and Restated Certificate of Incorporation of the Company	(5)
3.2	Amendment of Fourth Amended and Restated Certificate of Incorporation of the Company	(6)
3.3	Second Amended and Restated Bylaws of the Company	(7)
3.4	Form of Fifth Amended and Restated Certificate of Incorporation of the Company	(8)
4.1	Form of Registration Rights Agreement of the Company	(9)
5.1	Form of Opinion of Morgan, Lewis & Bockius LLP, regarding the validity of the securities	(10)
10.1	Section 382 Rights Agreement, dated as of April 28, 2016, between Special Diversified Opportunities Inc. and American Stock Transfer & Trust Company, LLC., as Rights Agent	(11)
10.2	1998 Employee Stock Purchase Plan*	(12)
10.3	2000 Stock Incentive Plan*	(13)
10.4	Strategic Diagnostics Inc. Change of Control Severance Agreement*	(14)
10.5	Form of Nonqualified Stock Option Agreement*	(15)
10.6	Form of Restricted Stock Grant Agreement*	(15)
10.7+	Separation Agreement and General Release, dated as of October 19, 2015, by and between Philip Blazek and the Company*	(16)

Exhibit Number	Description	Reference
21.1	Subsidiaries of the Company (filed herewith)
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification of the Principal Executive Officer and Principal Financial Officer of Special Diversified Opportunities Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Scheme Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

(1)
Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed November 25, 2016.

(2)
Incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4 (No. 333-215802) filed on January 30, 2017.

(3)
Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed November 25, 2016.

(4)
Incorporated by reference to Exhibit 2.4 to the Company’s Registration Statement on Form S-4 (No. 333-215802) filed on January 30, 2017.

(5)
Incorporated by reference to the designated exhibit of the EnSys Registration Statement on Form S-4 (No. 333-17505) filed on December 9, 1996.

(6)
Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed July 15, 2013.

(7)
Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed July 15, 2013.

(8)
Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-4 (No. 333-215802) filed on January 30, 2017.

(9)
Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (No. 333-215802) filed on January 30, 2017.

(10)
Incorporated by reference to Exhibit 5.1 to the Company’s Registration Statement on Form S-4 (No 333-215802) filed on January 30, 2017.

(11)
Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed April 29, 2016.

(12)
Incorporated by reference to the designated exhibit of the Company’s Registration Statement on Form S-8 (No. 333- 68107) filed on November 30, 1998.

(13)
Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 24, 2004.

(14)
Incorporated by reference to the designated exhibit of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2005.

(15)
Incorporated by reference to the designated exhibit of the Company’s Form 10-K for the fiscal year ended December 31, 2009.

(16)
Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K for the fiscal year ended December 31, 2015.

*
Management contract or compensatory plan.

+
Confidential treatment has been granted for portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

Item 16.   Form 10-K Summary
None.

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
Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016 based upon criteria in Internal Control — Integrated Framework-2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2016, based on the criteria in Internal Control — Integrated Framework issued by COSO.
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
/s/ Kevin J. Bratton Kevin J. Bratton Vice President — Finance and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)
Dated: March 22, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Special Diversified Opportunities Inc.:
We have audited the accompanying consolidated balance sheets of Special Diversified Opportunities Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Special Diversified Opportunities Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 22, 2017

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
	December 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$1,836	$23,467
Marketable securities, available for sale	19,956	—
Other current assets	226	46
Total current assets	22,018	23,513
Total assets	$22,018	$23,513
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses	$1,751	$351
Total current liabilities	1,751	351
COMMITMENTS AND CONTINGENCIES (NOTE 8)
Stockholders’ Equity:
Preferred stock, $.01 par value, 20,920,648 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, and 21,444,267 shares and 21,436,767 shares issued at December 31, 2016 and December 31, 2015, respectively	217	217
Additional paid-in capital	44,308	44,172
Treasury stock, 406,627 common shares at cost at December 31, 2016 and December 31, 2015, respectively	(555)	(555)
Accumulated deficit	(23,703)	(20,672)
Total stockholders’ equity	20,267	23,162
Total liabilities and stockholders’ equity	$22,018	$23,513

The accompanying notes are an integral part of these statements.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
	Year Ended December 31,
	2016	2015	2014
Operating expenses:
Selling, general and administrative	3,059	1,216	1,242
Total operating expenses	3,059	1,216	1,242
Operating loss	(3,059)	(1,216)	(1,242)
Interest income (expense), net	28	—	2
Loss from continuing operations before taxes	(3,031)	(1,216)	(1,240)
Income tax expense (benefit)	—	—	—
Loss from continuing operations, net of taxes	(3,031)	(1,216)	(1,240)
Income from discontinued operations, net of taxes	—	—	250
Net loss	$(3,031)	$(1,216)	$(990)
Basic and diluted loss per share from continuing operations	$(0.14)	$(0.06)	$(0.06)
Basic and diluted income per share from discontinued operations	—	—	0.01
Basic and diluted net loss per share	$(0.14)	$(0.06)	$(0.05)
Shares used in computing basic and diluted net loss per share	21,036,390	21,027,640	21,027,640

The accompanying notes are an integral part of these statements.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total
Balance January 1, 2014	$—	$217	$44,143	$(555)	$(18,466)	$25,339
Net loss	—	—	—	—	(990)	(990)
Stock-based compensation	—	—	5	—	—	5
Balance December 31, 2014	—	217	44,148	(555)	(19,456)	24,354
Net loss	—	—	—	—	(1,216)	(1,216)
Stock-based compensation	—	—	24	—	—	24
Balance December 31, 2015	—	217	44,172	(555)	(20,672)	23,162
Net loss	—	—	—	—	(3,031)	(3,031)
Stock-based compensation	—	—	3	—	—	3
Proceeds from disgorgement of profit realized by an insider on short-swing transaction			133			133
Balance December 31, 2016	$—	$217	$44,308	$(555)	$(23,703)	$20,267

The accompanying notes are an integral part of these statements.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net loss	$(3,031)	$(1,216)	$(990)
Less: income from discontinued operations	—	—	250
Loss from continuing operations	(3,031)	(1,216)	(1,240)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	3	24	5
(Increase) decrease in:
Other current assets	(180)	(24)	44
Increase (decrease) in:
Accounts payable	—	—	—
Accrued expenses	1,400	(135)	(139)
Net operating activities from discontinued operations	—	—	250
Net cash used in operating activities	(1,808)	(1,351)	(1,080)
Cash Flows from Investing Activities:
Purchase of marketable securities	(21,954)	—	—
Proceeds from maturities of marketable securities	1,998	—	—
Restricted cash	—	—	1,300
Net cash (used in) provided by investing activities	(19,956)	—	1,300
Cash Flows from Financing Activities:
Proceeds from disgorgement of profit realized by an insider on short-swing transaction	133	—	—
Net cash provided by financing activities	133	—	—
Effect of exchange rate changes on cash	—	—	—
Net increase (decrease) in cash and cash equivalents	(21,631)	(1,351)	220
Cash and Cash Equivalents, Beginning of Year	23,467	24,818	24,598
Cash and Cash Equivalents, End of Year	$1,836	$23,467	$24,818
Supplemental Cash Flow Disclosure:
Cash paid for taxes, net of tax refunds	$26	$27	$29

The accompanying notes are an integral part of these statements.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
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
2.
RECENT DEVELOPMENTS

On November 2, 2016, Standard Outdoor Southwest LLC (“Buyer”), a wholly owned subsidiary of the Company, and Metro Outdoor of Austin LLC (“Seller”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”). Pursuant to the Asset Purchase Agreement, Buyer will acquire, at closing, assets consisting of five billboards located in several counties nesr Austin, Texas. In addition, Buyer will acquire the ground leases and advertising contracts relating to such billboards. The consideration for the acquired assets will be $330, of which $290 is payable in cash and $40 is payable in shares of the Company’s common stock. Buyer has paid a deposit of  $145, included in other current assets in the accompanying balance sheet, the substantial majority of which is refundable should closing not occur. The principal of Seller has become a consultant to the Company. The transaction is subject to customary representations and warranties and closing conditions, and is expected to close in the second quarter of 2017.
On November 23, 2016, the Company and Interboro LLC (“Interboro”) entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”). Pursuant to the Stock Purchase Agreement, the Company’s wholly owned subsidiary, Pillar General Inc. (“Pillar”), will acquire all of the outstanding capital stock of Interboro Holdings, Inc. (“Holdings”), a wholly owned subsidiary of Interboro LLC, for a purchase price payable in cash of  $2,500, subject to adjustment as provided in the Stock Purchase Agreement. Under the name Maidstone Insurance Company, Holdings offers personal automobile insurance, primarily in the State of New York. The Company has also agreed to contribute $10,000 of new capital to Maidstone Insurance Company in connection with the closing of the transaction.
Each of the Company and Interboro made customary representations, warranties and covenants in the Stock Purchase Agreement. Customary covenants govern the time between the date of the Agreement and the closing regarding the conduct of the business of Holdings, access to information pertaining to the business of Holdings, obtaining the applicable regulatory approvals and notification of certain events. Interboro has also agreed to a non-competition and non-solicitation of employees covenant for a period of three years following the closing of the transaction, subject to certain limitations. Consummation of the transactions contemplated by the Stock Purchase Agreement is expected to occur in the second quarter of 2017, subject to the receipt of regulatory approvals. The Agreement provides for customary termination and indemnification rights for the Company and Interboro.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(in thousands, except share and per share data)

2.
RECENT DEVELOPMENTS (Continued)

On November 25, 2016, Special Diversified Opportunities Inc., Standard General Master Fund L.P. (“SG Master Fund”), P Standard General Ltd. (“PSG”) and Standard General Focus Fund L.P. (“SG Focus Fund” and, collectively with SG Master Fund and PSG, the “SG Parties”) entered into a Contribution and Exchange Agreement (the “Agreement”), as amended January 25, 2017. Pursuant to the Agreement, the SG Parties will contribute, or cause to be contributed to the Company, approximately 9,592,373 shares of the voting common stock, par value $0.01 per share (the “Turning Point Common Stock”) of Turning Point Brands, Inc. (NYSE: TPB), consisting of  (i) certain shares of Turning Point Common Stock (“Contributed Shares”) held by the SG Parties or which the SG Parties have the right to acquire prior to the contribution and (ii) certain shares of Turning Point Common Stock (“Additional Shares”) held by certain third parties (“Additional Persons”) over which the SG Parties have certain disposition and other rights. The Contributed Shares and the Additional Shares will represent over 50.1% of the issued and outstanding shares of Turning Point Common Stock.
In exchange for the Contributed Shares and the Additional Shares, the Company will issue to the SG Parties and the Additional Persons (as applicable) shares of the Class A Common Stock (as defined herein) of the Company based on an exchange ratio, calculated as of the closing of the Contribution and Exchange (as defined herein), equal to the lesser of  (i) the 30-calendar day trailing volume-weighted average price, or VWAP, of the Turning Point Common Stock divided by the 30-calendar day trailing VWAP of the Common Stock of the Company (as adjusted to reflect the reclassification of the Common Stock of the Company pursuant to the Interim Charter Amendment (as defined herein)) and (ii) the 30-calendar day trailing VWAP of the Turning Point Common Stock divided by the pro forma book value per share of the Company. Prior to the consummation of the transactions contemplated by the Agreement (the “Contribution and Exchange”), the Company will amend and restate the certificate of incorporation of the Company (the “Interim Charter Amendment”) to provide for, among other things, (x) the reclassification of every 25 shares of the common stock, par value $0.01 per share, of the Company into a one share of a new class of common stock, par value $0.01 per share, designated as “Class A Common Stock” (the “Class A Common Stock”) and (y) the authorization for issuance of an additional class of common stock, par value $0.01 per share, of the Company designated as “Class B Common Stock” (the “Class B Common Stock”). Immediately following the consummation of the Contribution and Exchange, the Company will distribute a dividend of one share of Class B Common Stock for each outstanding share of Class A Common Stock (the “Dividend”). The Class A Common Stock and the Class B Common Stock will vote together as a single class and will be substantially the same, except that the Class B Common Stock shall have 10 votes per share and the Class A Common Stock one vote per share. Following distribution of the Dividend, the SG Parties will deliver a written consent to adopt and approve a further amendment and restatement of the certificate of incorporation of the Company (the “Final Charter Amendment”).
The Agreement, the Interim Charter Amendment, the Contribution and Exchange, the Dividend and the Final Charter Amendment were approved by a unanimous vote of the Company’s board of directors (the “Company Board”), acting upon the unanimous recommendation of the special committee comprised of independent directors of the Company Board (the “Special Committee”). In connection with the Company Board’s approval, EP Securities LLC rendered its opinion to the Special Committee and then to the Company Board that, as of the date of the opinion and subject to the assumptions, qualifications and limitations set forth therein, that the Contribution and Exchange and the Dividend to be received by the holders of the Company’s Class A Common Stock, other than the SG Parties and their affiliates, pursuant to the Agreement is fair to such holders from a financial point of view.
The Company and the SG Parties each made customary representations, warranties and covenants in the Agreement. Such representations and warranties have been made solely for the benefit of the other parties thereto and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one or more of the parties if those statements prove to be inaccurate, (ii) have

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(in thousands, except share and per share data)

2.
RECENT DEVELOPMENTS (Continued)

been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreement, which disclosures are not necessarily reflected in the Agreement, (iii) may apply standards of materiality different from those generally applicable to public disclosures to stockholders and reports and documents filed with the SEC and (iv) were made only as of the date of the Agreement or such other date or dates as may be specified in the Agreement and are subject to more recent developments. Customary covenants govern the time between the date of the Agreement and the closing regarding conduct of the Company’s business, access to information pertaining to the Company’s business, and notification of certain events. Consummation of the Contribution and Exchange is subject to the approval by the Company’s stockholders of a proposal (the “Interim Charter Amendment Proposal”) to amend the Company’s certificate of incorporation to approve the Interim Charter Amendment.
Closing of the Contribution and Exchange is expected to occur in the second quarter of 2017. The Agreement provides for certain termination rights for the Company and the SG Parties as set forth therein.
3.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CERTAIN BALANCE SHEET
INFORMATION

Business
The Company is a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934. The Company’s board of directors has been exploring strategic alternatives to maximize shareholder value going forward including deploying the proceeds of the Asset Sale in business acquisition opportunities, merging with another company, or other actions to redeploy the Company’s capital, including, without limitation, distribution of cash to the Company’s shareholders. As discussed in Note 2 RECENT DEVELOPMENTS, the Company entered into several agreements during the fourth quarter of 2016 which, as and when consummated, will result in the Company no longer being a shell company.
Basis of Presentation
The historical financial statements presented herein include the consolidated financial statements of SDOI and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
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

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(in thousands, except share and per share data)

3.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CERTAIN BALANCE SHEET
INFORMATION (Continued)

Cash and cash equivalents
The Company considers all highly liquid investments that have maturities of three months of less when acquired to be cash equivalents. As of December 31, 2016 and 2015, cash and cash equivalents consisted of the following:
	December 31, 2016	December 31, 2015
Bank checking operating accounts	$1,784	$23,467
Money market funds	52	—
Total Cash and cash equivalents	$1,836	$23,467

Marketable Securities, Available for Sale
Marketable securities consist of securities with original maturities greater than three months, and are comprised of U.S. Treasury Bills and securities issued by U.S. government agencies. Marketable securities have been classified as current assets in the accompanying Consolidated Balance Sheet as of December 31, 2016 based upon the nature of the securities and their intended use to fund operations.
Management determines the appropriate classification of securities at the time of purchase. The Company has classified its investment portfolio as available for sale in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, Investments — Debt and Equity Securities. The Company’s available for sale securities are carried at fair value with unrealized gains and losses reported in other comprehensive income (loss). Realized gains and losses are determined using the specific identification method and are included in interest income (expense).
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

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(in thousands, except share and per share data)

3.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CERTAIN BALANCE SHEET
INFORMATION (Continued)

ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting” issued by FASB, allows recognition of windfall profits as a tax benefit, either as a reduction of current income tax expense or (as in the case of the Company) a deferred tax asset resulting from an increase in net operating loss carryforwards. The effective date for implementation of this change is for years beginning after December 15, 2016 with a cumulative adjustment to retained earnings as of the beginning of the year of adoption. The Company does not anticipate any adjustment to retained earnings related to the increase in net operating losses since deferred tax assets related to net operating losses are fully reserved.
Basic and Diluted Loss per Share
Basic loss per share (EPS) is computed by dividing net loss available for common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS, except that the dilutive effect of converting or exercising all potentially dilutive securities is also included in the denominator. The Company’s calculation of diluted EPS includes the dilutive effect of exercising stock options into common shares and the inclusion of unvested restricted stock awards. Basic loss per share excludes potentially dilutive securities. For the years 2016, 2015 and 2014, conversion of stock options with exercise prices less than the market share price and unvested restricted shares totaling 342,500, 7,500, and 0, respectively, into common share equivalents were excluded from this calculation because they were anti-dilutive, due to the net losses recorded in the periods. For the years 2016, 2015 and 2014, certain other stock options were excluded from common share equivalents as all had exercise prices greater than the market share price at December 31, 2016, 2015 and 2014, respectively.
Listed below are the basic and diluted share calculations for the years ended December 31, 2016, 2015 and 2014:
	2016	2015	2014
Weighted average common shares outstanding	21,036,390	21,027,640	21,027,640
Shares used in computing basic and diluted net loss per share	21,036,390	21,027,640	21,027,640

Treasury Stock
Shares of common stock repurchased by the Company are recorded at cost as treasury stock in the stockholders’ equity section of the consolidated balance sheet, and as a use of cash in the financing activities section of the consolidated statement of cash flows.
Comprehensive Loss
Comprehensive loss is equal to net loss.
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

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(in thousands, except share and per share data)

4.
DISCONTINUED OPERATIONS (Continued)

At the closing of the Asset Sale, $1,300 of the purchase price was placed in escrow to satisfy any indemnification claims that were brought by April 12, 2014. In addition, the Asset Purchase Agreement provided for an adjustment to the purchase price based upon the actual working capital, as defined, on the closing date as compared to a working capital target amount.
In May 2014, the Company, the Purchaser and OriGene reached a settlement of various claims by the parties relating to the Asset Sale. The terms of the settlement called for the release of the $1,300 in escrow to the Company, as well as the payment by the Purchaser and OriGene to the Company of an additional $250 pursuant to the working capital adjustment provisions of the Asset Purchase Agreement. The settlement also included mutual releases of these and all other claims under the Asset Purchase Agreement. This amount is included in income from discontinued operations in the Company’s 2013 consolidated statement of operations.
5.
FAIR VALUE MEASUREMENTS

The Company measures certain assets at fair value in accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. The guidance in ASC 820 outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. The fair value hierarchy is broken down into three levels based on the source of inputs as follows:
•
Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets.

•
Level 2 — Valuations based on observable inputs other than Level 1 and quoted prices in active markets for similar assets.

•
Level 3 — Valuations based on inputs that are unobservable.

The Company has used Level 1 inputs to determine the fair value of its cash equivalents and marketable securities available for sale. As of December 31, 2016, cost represented fair value of the Company’s cash equivalents and marketable securities.
6.
ACCRUED EXPENSES

As of December 31, accrued expenses consisted of the following:
	2016	2015
Compensation	$74	$72
Professional fees	1,498	83
Other	179	196
Total accrued expenses	$1,751	$351

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

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(in thousands, except share and per share data)

7.
SHARE-BASED COMPENSATION (Continued)

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
Share-based compensation expense recorded in 2016, 2015 and 2014 is summarized as follows:
	2016	2015	2014
Stock options	$1	$13	$5
Restricted stock awards and restricted stock units	2	11	—
Total share-based compensation expense	$3	$24	$5

The deferred income tax benefit related to share-based compensation expense for the years ended December 31, 2016, 2015 and 2014 was $0 due to the full valuation allowance recorded against deferred tax assets (see Note 9). Share-based compensation expense of  $3, $24 and $5 in 2016, 2015 and 2014, respectively, is a component of selling, general and administrative expense, and is recorded as a non-cash expense in the operating activities section of the consolidated statements of cash flows.
Information with respect to the stock options granted under the 2000 Plan and options granted separately from the 2000 Plan is summarized as follows:
	Number of Shares	Price Range	Weighted Average Remaining Contractual term	Aggregate Instrinsic Value
Balance, January 1, 2014	1,479,494	$1.25 – $4.60
Granted	23,076	$1.30 – $1.30
Cancelled / forfeited	(528,000)	$1.50 – $4.60
Balance, December 31, 2014	974,570	$1.25 – $3.74
Granted	60,000	$1.24 – $1.24
Cancelled / forfeited	(350,000)	$1.25 – $1.50
Balance, December 31, 2015	684,570	$1.24 – $3.74
Granted	—
Cancelled / forfeited	(215,671)	$1.24 – $3.74
Balance, December 31, 2016	468,899	$1.24 – $3.74	3.1 years	$—
Vested and exercisable at December 31, 2016	458,899	$1.24 – $3.74	2.9 years	$—

As of December 31, 2016, options covering 458,899 shares were exercisable with a weighted average exercise price of  $1.82 per share, and 3,799,182 shares were available for future grant under the 2000 Plan.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(in thousands, except share and per share data)

7.
SHARE-BASED COMPENSATION (Continued)

As of December 31, 2016, unrecognized compensation expense related to outstanding non-performance based stock options was $1.
The weighted average fair value at the date of grant for non-performance based options granted during 2015 and 2014 was estimated at $0.23 and $0.40 per share, respectively, using the Black-Scholes pricing model. The weighted-average assumptions used in the Black-Scholes model were as follows: dividend yield of 0%, expected volatility of 26% in 2015 and 38% in 2014, risk-free interest rate of 1.71% in 2015 and 1.71% in 2014 and expected option life of 4.25 years in 2015 and 5.5 years in 2014. The expected option life was computed using the sum of the average vesting period and the contractual life of the option and dividing by 2, for all periods presented.
The Company issued options to acquire 350,000 shares of common stock with performance based vesting during the year ended December 31, 2013. These options were cancelled in 2015.
The following table provides additional information about the Company’s stock options outstanding at December 31, 2016:
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average		Number of Shares	Wtd. Average Exercise Price
		Remaining Contractual Life	Exercise Price
$1.24 – $1.85	297,878	2.7 Years	$1.54	287,878	$1.55
$2.00 – $2.25	155,000	4.1 Years	$2.12	155,000	$2.12
$3.69 – $3.74	16,021	1.3 Years	$3.72	16,021	$3.72
$1.24 – $3.74	468,899	3.1 Years	$1.81	458,899	$1.82
The Company grants restricted stock awards (RSA) which is the right to receive shares. The fair value of RSAs is based on the market price for the stock at the date of grant. RSAs generally vest over periods of two to five years.
The following table summarizes the changes in non-vested restricted stock awards for the three year period ended December 31, 2016:
	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested RSAs at January 1, 2014	—	$0.00
Granted	—	$0.00
Vested	—	$0.00
Cancelled / forfeited	—	$0.00
Non-vested RSAs at December 31, 2014	—	$0.00
Granted	15,000	$1.13
Vested	(7,500)	$1.13
Cancelled / forfeited	—	$0.00
Non-vested RSAs at December 31, 2015	7,500	$1.13
Granted	340,000	$1.00
Vested	(2,500)	$1.13

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(in thousands, except share and per share data)

7.
SHARE-BASED COMPENSATION (Continued)

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Cancelled / forfeited	(2,500)	$1.13
Non-vested RSAs at December 31, 2016	342,500	$1.00

Of the 7,500 RSA’s that vested in 2015, 2,500 common shares were issued in December 2015 and are included in the number of common shares outstanding at December 31, 2015. Common shares for the remaining 5,000 vested RSA’s were issued in January 2016.
The Company recorded compensation expense of  $2, $11 and $0, respectively, for the years ended December 31, 2016, 2015 and 2014, for RSAs. As of December 31, 2016, there is unrecognized compensation expense of  $342 related to RSAs.
In May 2016, the Company issued to non-employee directors RSAs aggregating 340,000 shares with performance based vesting. These shares vest upon the achievement of certain corporate goals within 18 months of the grant date. No expense has been recognized for these awards at December 31, 2016. The expense will be recognized when the corporate goals are achieved.
8.
COMMITMENTS AND CONTINGENCIES

The Company leases its office facilities under operating leases. Rent expense in continuing operations for each of the years ended December 31, 2016, 2015 and 2014, was $19, $28 and $28, respectively. There are no future commitments under non-cancelable leases at December 31, 2016.
The Company is subject to various claims arising in the ordinary course of business. Although the ultimate outcome of these matters is presently not determinable, management does not believe that the outcome of these matters will have a material adverse effect on the Company’s financial position or results of operations.
9.
INCOME TAXES

The components of income (loss) from continuing operations before tax expense as of December 31 are as follows:
	2016	2015	2014
United States	$(3,031)	$(1,216)	$(1,240)
Rest of the world	—	—	—
Total	$(3,031)	$(1,216)	$(1,240)

No income tax expense (benefit) is attributable to continuing operations as of December 31, 2016, 2015 or 2014.
The following table summarizes the significant differences between the U.S. Federal statutory rate and the Company’s effective tax rate for financial statement purposes on income from continuing operations:
	2016	2015	2014
	%	%	%
Statutory tax rate	34.0	34.0	34.0
Transaction costs capitalized	(12.8)	—	—

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(in thousands, except share and per share data)

9.
INCOME TAXES (Continued)

	2016	2015	2014
	%	%	%
Valuation allowance, federal	(21.2)	(34.0)	(27.1)
Valuation allowance related to discontinued operations	—	—	(6.9)
Total	0.0%	0.0%	0.0%

Significant components of the Company’s deferred tax assets as of December 31 are as follows:
	2016	2015

Net operating loss carryforwards	$9,247	$8,281
Credit carryforwards	1,297	1,297
Non-deductible reserves	163	326
Total deferred tax assets	10,707	9,904
Valuation allowance	(10,707)	(9,904)
Net deferred tax assets	$—	$—

For the year ended December 31, 2016, the Company recorded no income tax expense.
Overall, the valuation allowance for deferred tax assets increased during 2016 by $803. The valuation allowance increased by $642 related to the current year net operating loss and $161 related to the current year increase in deferred tax assets.
FASB ASC 740, Accounting for Income Taxes (“FASB ASC 740”), requires a company to evaluate its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. Pursuant to FASB ASC 740, a cumulative pre-tax loss in recent years is significant negative evidence that is difficult to overcome in considering whether deferred tax assets are more likely than not realizable. The Company has evaluated the possibility of potential tax planning strategies and determined that none currently exist that the Company would conclude are prudent and feasible. The Company has concluded, based upon the evaluation of all available evidence, that it is more likely than not that the U.S. federal and state net deferred tax assets will not be realized and has recorded a full valuation allowance on its U.S. federal and state net deferred tax assets, as of December 31, 2016.
At December 31, 2016, the Company had U.S. federal net operating loss carryforwards of approximately $22,365 including those of acquired companies, which will expire as follows:
Year	Net Operating Loss (in thousands)
2022	$1,674
2024	1,876
2025	3
2026	1
2027	1
2028	3,492
2029	2,501
2030	1,281

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(in thousands, except share and per share data)

9.
INCOME TAXES (Continued)

Year	Net Operating Loss (in thousands)
2031	391
2033	6,625
2034	452
2035	1,802
2036	2,266
Total	$22,365

The above includes net operating losses of  $668 which, if realized, would be accounted for as additional paid in capital and excludes $1,257 related to unrecognized tax benefits.
The Company has federal research and experimentation credit carryforwards of  $1,068, net of  $119 related to unrecognized tax benefits, as of December 31, 2016, which are set to expire in years 2020 through 2032. The Company also has federal alternative minimum tax credit carryforwards of  $10 which have indefinite lives.
For the year ended December 31, 2016, the Company had no change in its unrecognized tax benefits.
The following table is a reconciliation of the gross unrecognized tax benefits during the years ended December 31:
	2016	2015	2014
Gross unrecognized tax benefits as of January 1	$628	$628	$619
Increases from positions taken in prior periods	—	—	—
Increases from positions taken in current period	—	—	9
Gross unrecognized tax benefits as of December 31	$628	$628	$628

The unrecognized tax benefits at December 31, 2016 of  $628, if recognized in a period where there was not a full valuation allowance, would affect the effective tax rate.
The Company is subject to U.S. federal income tax, as well as income taxes of multiple state jurisdictions.
The Company recognizes accrued interest expense and penalties related to uncertain tax benefits that have resulted in a refund or reduction of income taxes paid. Unrecognized tax benefits aggregating $622 would reduce already existing net operating loss and tax credit carryforwards and therefore require no accrual for interest or penalty in any of the years 2016, 2015 or 2014. The remaining unrecognized tax benefit of  $6 include de minimis interest and penalty where required.
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
DECEMBER 31, 2016
(in thousands, except share and per share data)

10.
QUARTERLY FINANCIAL DATA (unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands except per share data)
2016
Net (loss)	$(161)	$(174)	$(266)	$(2,405)
Basic and diluted net loss per share	(0.01)	(0.01)	(0.01)	(0.11)
2015
Net (loss)	$(251)	$(291)	$(268)	$(406)
Basic and diluted net (loss) per share	(0.01)	(0.01)	(0.01)	(0.02)
11.
DISGORGEMENT OF SHORT SWING PROFIT

On February 29, 2016, the Company was informed by B. Riley & Co., LLC (“B. Riley”) that it had sold 3,504,172 shares of the Company’s common stock in a transaction that is matchable against B. Riley’s purchase of 742,344 shares of the Company’s common stock in December 2015. In accordance with Section 16(b) of the Securities Exchange Act of 1934 which provides that any profit realized by an insider on short-swing transactions must be disgorged to the Company, B. Riley paid the Company $133 for the disgorgement of profits in connection with these matchable transactions. This amount was credited to additional paid-in capital during the quarter ending March 31, 2016.
12.
RIGHTS PLAN

On April 27, 2016 (the “Rights Dividend Declaration Date”), the Company’s Board of Directors (the “Board of Directors”) adopted a Section 382 rights plan (the “Section 382 Rights Plan”) and declared a dividend distribution of one Right (as defined below) for each outstanding share of common stock of the Company to stockholders of record at the close of business on May 16, 2016.
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
SPECIAL DIVERSIFIED OPPORTUNITIES INC.
Date: March 22, 2017	/s/ Kevin J. Bratton
Kevin J. Bratton Vice President — Finance and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Date: March 22, 2017	/s/ Gregory H.A. Baxter
Gregory H.A. Baxter Chairman of the Board of Directors
Date: March 22, 2017	/s/ Kevin J. Bratton
Kevin J. Bratton Vice President — Finance and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)
Date: March 22, 2017	/s/ Ian Estus
Ian Estus Director
Date: March 22, 2017	/s/ Thomas J. Kelleher
Thomas J. Kelleher Director
Date: March 22, 2017	/s/ David M. Wurzer
David M. Wurzer Director
Date: March 22, 2017	/s/ Wayne P. Yetter
Wayne P. Yetter Director
Date: March 22, 2017	/s/ Kenneth M. Young
Kenneth M. Young Director