Form 10-Q
period 2017-03-31
SPECIAL DIVERSIFIED OPPORTUNITIES INC.
filed 2017-05-15
CIK 911649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _________ to _________

Commission File Number 001-36696

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

Yes: ☒          No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes: ☒          No: ☐

As of April 30, 2017, there were 21,037,640 outstanding shares of the Registrant’s common stock, par value $.01 per share.

SPECIAL DIVERSIFIED OPPORTUNITIES INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Current Assets :
Cash and cash equivalents	$3,788	$1,836
Marketable securities, available for sale	16,953	19,956
Other current assets	279	226

Total current assets	21,020	22,018

Total assets	$21,020	$22,018

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities :
Accrued expenses	$1,985	$1,751

Total current liabilities	1,985	1,751

Stockholders' Equity:
Preferred stock, $.01 par value, 20,920,648 shares authorized, no shares issued or outstanding	-	-
Common stock, $.01 par value, 50,000,000 shares authorized, 21,444,267 issued at March 31, 2017 and and December 31, 2016, respectively	217	217
Additional paid-in capital	44,309	44,308
Treasury stock, 406,627 common shares at cost
at March 31, 2017 and December 31, 2016, respectively	(555)	(555)
Accumulated deficit	(24,936)	(23,703)

Total stockholders' equity	19,035	20,267
Total liabilities and stockholders' equity	$21,020	$22,018

The accompanying notes are an integral part of these statements.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2017	2016

Operating expenses:
Selling, general and administrative	$1,257	$162
Total operating expenses	1,257	162

Operating loss	(1,257)	(162)

Interest income (expense), net	24	1

Loss before taxes	(1,233)	(161)

Income tax expense (benefit)	-	-

Net loss	$(1,233)	$(161)

Basic and diluted loss per share	$(0.06)	$(0.01)

Shares used in computing basic and diluted net loss per share	21,037,640	21,035,140

The accompanying notes are an integral part of these statements.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months
	Ended March 31,
	2017	2016

Cash Flows from Operating Activities :
Net loss	$(1,233)	$(161)
Adjustments to reconcile net loss to net cash used in operating activities :
Stock-based compensation expense	1	-
(Increase) in :
Other current assets	(53)	(25)
Increase (decrease) in :
Accrued expenses	234	(16)
Net cash used in operating activities	(1,051)	(202)

Cash flows from investing activities:
Proceeds from maturities of marketable securities	10,980	-
Purchase of marketable securities	(7,977)	-
Net cash used in investing activities	3,003	-

Cash Flows from Financing Activities:
Proceeds from disgorgement of profit realized by an insider on short-swing transaction	-	133
Net cash provided by financing activities	-	133

Net increase (decrease) in Cash and Cash Equivalents	1,952	(69)

Cash and Cash Equivalents, Beginning of Period	1,836	23,467

Cash and Cash Equivalents, End of Period	$3,788	$23,398

Supplemental Cash Flow Disclosure:

Cash paid for taxes, net of tax refunds	$4	$5

The accompanying notes are an integral part of these statements.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

1.	RECENT DEVELOPMENTS

On November 2, 2016, Standard Outdoor Southwest LLC ("Buyer"), a wholly owned subsidiary of the Company, and Metro Outdoor of Austin LLC ("Seller") entered into an Asset Purchase Agreement (the "Asset Purchase Agreement"). Pursuant to the Asset Purchase Agreement, Buyer will acquire, at closing, assets consisting of five billboards located in several counties near Austin, Texas. In addition, Buyer will acquire the ground leases and advertising contracts relating to such billboards. The consideration for the acquired assets will be $330, of which $290 is payable in cash and $40 is payable in shares of the Company's common stock. Buyer has paid a deposit of $145, included in other current assets in the accompanying balance sheet, the substantial majority of which is refundable should closing not occur. The principal of Seller has become a consultant to the Company. The transaction is subject to customary representations and warranties and closing conditions, and is expected to close in the second quarter of 2017.

On November 23, 2016, the Company and Interboro LLC ("Interboro") entered into a Stock Purchase Agreement (the "Stock Purchase Agreement"). Pursuant to the Stock Purchase Agreement, the Company's wholly owned subsidiary, Pillar General Inc. ("Pillar"), will acquire all of the outstanding capital stock of Interboro Holdings, Inc. ("Holdings"), a wholly owned subsidiary of Interboro LLC, for a purchase price payable in cash of $2,500, subject to adjustment as provided in the Stock Purchase Agreement. Under the name Maidstone Insurance Company, Holdings offers personal automobile insurance, primarily in the State of New York. The Company has also agreed to contribute $10,000 of new capital to Maidstone Insurance Company in connection with the closing of the transaction.

Each of the Company and Interboro made customary representations, warranties and covenants in the Stock Purchase Agreement. Customary covenants govern the time between the date of the Agreement and the closing regarding the conduct of the business of Holdings, access to information pertaining to the business of Holdings, the obtaining of the applicable regulatory approvals and notification of certain events. Interboro has also agreed to a non-competition and non-solicitation of employees covenant for a period of three years following the closing of the transaction, subject to certain limitations. Consummation of the transactions contemplated by the Stock Purchase Agreement is expected to occur in the second quarter of 2017, subject to the receipt of regulatory approvals. The Agreement provides for customary termination and indemnification rights for the Company and Interboro.

On November 25, 2016, Special Diversified Opportunities Inc., Standard General Master Fund L.P. (“SG Master Fund”), P Standard General Ltd. (“PSG”) and Standard General Focus Fund L.P. (“SG Focus Fund” and, collectively with SG Master Fund and PSG, the “SG Parties”) entered into a Contribution and Exchange Agreement (the “Agreement”), as amended January 25, 2017 and April 5, 2017. Pursuant to the Agreement, the SG Parties will contribute, or cause to be contributed to the Company, approximately 9,842,373 shares of the voting common stock, par value $0.01 per share (the “Turning Point Common Stock”) of Turning Point Brands, Inc. (NYSE: TPB), consisting of (i) certain shares of Turning Point Common Stock (“Contributed Shares”) held by the SG Parties or which the SG Parties have the right to acquire prior to the contribution and (ii) certain shares of Turning Point Common Stock (“Additional Shares”) held by certain third parties (“Additional Persons”) over which the SG Parties have certain disposition and other rights. The Contributed Shares and the Additional Shares will represent over 50.1% of the issued and outstanding shares of Turning Point Common Stock.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

1.	RECENT DEVELOPMENTS (Continued)

In exchange for the Contributed Shares and the Additional Shares, the Company will issue to the SG Parties and the Additional Persons (as applicable) shares of the Class A Common Stock (as defined herein) of the Company based on an exchange ratio, calculated as of the closing of the Contribution and Exchange (as defined herein), equal to the lesser of (i) the 30-calendar day trailing volume-weighted average price, or VWAP, of the Turning Point Common Stock divided by the 30-calendar day trailing VWAP of the Common Stock of the Company (as adjusted to reflect the reclassification of the Common Stock of the Company pursuant to the Interim Charter Amendment (as defined herein)) and (ii) the 30-calendar day trailing VWAP of the Turning Point Common Stock divided by the pro forma book value per share of the Company, as calculated in accordance with certain modifications set forth in the April 5, 2017 amendment to the Agreement. Prior to the consummation of the transactions contemplated by the Agreement (the “Contribution and Exchange”), the Company will amend and restate the certificate of incorporation of the Company (the “Interim Charter Amendment”) to provide for, among other things, (x) the reclassification of every 25 shares of the common stock, par value $0.01 per share, of the Company into a one share of a new class of common stock, par value $0.01 per share, designated as “Class A Common Stock” (the “Class A Common Stock”) and (y) the authorization for issuance of an additional class of common stock, par value $0.01 per share, of the Company designated as “Class B Common Stock” (the “Class B Common Stock”). Immediately following the consummation of the Contribution and Exchange, the Company will distribute a dividend of one share of Class B Common Stock for each outstanding share of Class A Common Stock (the “Dividend”). The Class A Common Stock and the Class B Common Stock will vote together as a single class and will be substantially the same, except that the Class B Common Stock shall have 10 votes per share and the Class A Common Stock one vote per share. Following distribution of the Dividend, the SG Parties will deliver a written consent to adopt and approve a further amendment and restatement of the certificate of incorporation of the Company (the “Final Charter Amendment”).

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

Business

The Company is a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934. The Company's board of directors has been exploring strategic alternatives to maximize shareholder value going forward, including deploying the proceeds of the sale of the Company’s former Life Sciences Business in business acquisition opportunities, merging with another company, or other actions to redeploy our capital, including, without limitation, distribution of cash to our shareholders. As discussed in Note 1 RECENT DEVELOPMENTS, the Company entered into several agreements during the fourth quarter of 2016 which, as and when consummated, will result in the Company no longer being a shell company.

Basis of Presentation and Interim Financial Statements

The accompanying unaudited consolidated interim financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. In the opinion of management, the accompanying consolidated interim financial statements include all adjustments (all of which are of a normal recurring nature) necessary for a fair presentation of the results of operations. The interim operating results are not necessarily indicative of the results to be expected for the entire year.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. As of March 31, 2017 and December 31, 2016, cash and cash equivalents consisted of the following:

	March 31, 2017	December 31, 2016

Bank checking operating accounts	$713	$1,784

Money market funds	2,076	52

U.S. Government Agencies	999	-

Total Cash and cash equivalents	$3,788	$1,836

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

2.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Marketable Securities, Available for Sale

Marketable securities consist of securities with original maturities greater than three months, and are comprised of U.S. Treasury Bills and securities issued by U.S. government agencies. Marketable securities have been classified as current assets in the accompanying consolidated balance sheets based upon the nature of the securities and their intended use to fund operations.

Management determines the appropriate classification of securities at the time of purchase. The Company has classified its investment portfolio as available for sale in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 320, Investments-Debt and Equity Securities. The Company's available for sale securities are carried at fair value with unrealized gains and losses reported in other comprehensive income (loss). Realized gains and losses are determined using the specific identification method and are included in interest income (expense), net.

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

Listed below are the basic and diluted share calculations for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016

Weighted average common shares outstanding	21,037,640	21,035,140

Shares used in computing basic and diluted loss per share	21,037,640	21,035,140

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

4.	FAIR VALUE MEASUREMENTS

The Company measures certain assets at fair value in accordance with Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. The guidance in ASC 820 outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. The fair value hierarchy is broken down into three levels based on the source of inputs as follows:

•	Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets.
•	Level 2—Valuations based on observable inputs other than Level 1 and quoted prices in active markets for similar assets.
•	Level 3—Valuations based on inputs that are unobservable.

The Company has used Level 1 inputs to determine the fair value of its cash equivalents and marketable securities available for sale. As of March 31, 2017 and December 31, 2016, cost represented fair value of the Company's cash equivalents and marketable securities.

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

There was no share-based compensation expense recorded for the period ended March 31, 2016. Share-based compensation expense of $1 in the three months ended March 31, 2017 is a component of selling, general and administrative expense, and is recorded as a non-cash expense in the operating activities section of the consolidated statement of cash flows.

No options were exercised in the three month periods ended March 31, 2017 and 2016.

SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

5.	SHARE-BASED COMPENSATION (Continued)

Information with respect to the activity of outstanding stock options granted under the 2000 Plan and options granted separately from the 2000 Plan for the three months ended March 31, 2017 is summarized as follows:

					Weighted	Aggregate
	Number				Average Remaining	Instrinsic
	of Shares	Price Range			Contractual term	Value

Balance, January 1, 2017	468,899	$1.24	-	$3.74

Granted	-
Cancelled / Forfeited	(81,021)	$1.25	-	$3.74

Balance, March 31, 2017	387,878	$1.24	-	$2.25	3.1 years	$-

Vested and exercisable at
March 31, 2017	377,878	$1.24	-	$2.25	2.9 years	$-

The following table provides additional information about the Company’s stock options outstanding and exercisable at March 31, 2017:

	Options Outstanding				Options Exercisable
		Weighted Average				Wtd. Average
Range of	Number of	Remaining		Exercise	Number of	Exercise
Exercise Prices	Shares	Contractual Life		Price	Shares	Price

$ 1.24 - $ 1.85	242,878	2.6	Years	$1.55	232,878	$1.56
$ 2.00 - $ 2.25	145,000	4.0	Years	$2.11	145,000	$2.11

$ 1.24 - $ 2.25	387,878	3.1	Years	$1.76	377,878	$1.77

The Company had 342,500 unvested restricted stock awards (“RSA’s”) as of March 31, 2017 and December 31, 2016, respectively. Of this total, RSA’s aggregating 340,000 shares with performance based vesting were issued to non-employee directors in May 2016. These shares vest upon the achievement of certain corporate goals within 18 months of the grant date. No expense has been recognized for these awards to date. The expense will be recognized when the corporate goals are achieved.

 SPECIAL DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

6.	INCOME TAXES

The Company evaluates its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. The Company had a full valuation allowance offsetting its U.S. federal and state net deferred tax assets which primarily represent net operating loss carryforwards (“NOLs”) at December 31, 2016. During the three month period ended March 31, 2017, the Company’s management concluded that the full valuation allowance for U.S. federal and state net deferred tax assets is appropriate as the facts and circumstances during the first three months of 2017 did not change management’s conclusion that a full valuation allowance is necessary.

The Company is subject to U.S. federal income tax, as well as income taxes of multiple state jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At March 31, 2017, the Company had no interest or penalties accrued related to uncertain tax positions due to the available NOLs.

As of March 31, 2017, the Company had approximately $628 of unrecognized tax benefits, $622 of which were recorded as a reduction to existing net operating loss and tax credit carry forwards, and therefore require no accrual for interest or penalty. The remaining $6 includes de minimis interest and penalties where required. For the three months ended March 31, 2017, unrecognized tax benefits did not change. For federal purposes, post-1992 tax years remain open to examination as a result of earlier net operating losses being utilized in recent years. For state purposes, the statute of limitations remains open in a similar manner for states that have generated net operating losses. The Company does not expect that the total amount of unrecognized tax benefits related to positions taken in prior periods will change significantly during the next 12 months.

7	DISGORGEMENT OF SHORT SWING PROFIT

On February 29, 2016, the Company was informed by B. Riley & Co., LLC ("B. Riley") that it had sold 3,504,172 shares of the Company's common stock in a transaction matchable against B. Riley's purchase of 742,344 shares of the Company's common stock in December 2015. In accordance with Section 16(b) of the Securities Exchange Act of 1934 which provides that any profit realized by an insider on short-swing transactions must be disgorged to the Company, B. Riley paid the Company $133 for the disgorgement of profits in connection with these matchable transactions. This amount was credited to additional paid-in capital during the quarter ended March 31, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements reflecting the current expectations of Special Diversified Opportunities Inc. and its subsidiaries (the “Company” or “SDOI”). In addition, when used in this quarterly report, the words “anticipate,” “enable,” “estimate,” “intend,” “expect,” “believe,” “potential,” “may,” “will,” “should,” “project” and similar expressions as they relate to the Company are intended to identify said forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, which may cause actual results to differ from those anticipated at this time. Such risks and uncertainties include factors more fully described in the Company’s public filings with the SEC including, without limitation, the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Overview

The Company is presently a shell company and the Company's board of directors has been exploring strategic alternatives to maximize shareholder value going forward, including deploying the proceeds of the sale of the Company’s former Life Sciences Business in business acquisition opportunities, merging with another company, or other actions to redeploy our capital, including, without limitation, distribution of cash to our shareholders. The Company entered into certain agreements for corporate transactions in November 2016 that are expected to close in the quarter ending June 30, 2017. Upon consummation of these transactions, the Company will cease to be a shell company. See Note 1 Recent Developments of the Notes to the Consolidated Financial Statements.

Results of Operations

Three Months Ended March 31, 2017 versus Three Months Ended March 31, 2016

Selling, general and administrative

Selling, general and administrative expenses include personnel costs, professional fees and other expenses related to the Company's current level of activity while the Company explores its future direction and opportunities. Selling, general and administrative expenses increased from $162,000 for the three months ended March 31, 2016 to $1,257,000 for the three months ended March 31, 2017. The increase is related to costs, primarily professional fees, incurred in connection with the investigation and negotiation of potential transaction partners and the related regulatory filings associated with those agreements entered into in the fourth quarter of 2016, as described in Note 1 of the Notes to the Consolidated Financial Statements.

Income taxes

The Company recorded no income tax provision for the three-month periods ended March 31, 2017 and March 31, 2016. The Company has a full valuation allowance against its U.S. federal and state deferred tax assets.

Net Loss

The Net Loss was $1,233,000, or $0.06 per diluted share, for the three-month period ended March 31, 2017, and $161,000, or $0.01 per diluted share, for the three-month period ended March 31, 2016. Diluted shares utilized in these computations were 21.0 million in both periods.

Liquidity and Capital Resources

The net cash used in operating activities was $1,051,000 for the first three months of 2017 compared to net cash used in operating activities of $202,000 for the first three months of 2016. The net cash used in operating activities in 2017 was the result of the net loss coupled with an increase in prepaid expenses partially offset by an increase in accrued expenses. The net cash used in operating activities in 2016 was primarily the result of the net loss incurred coupled with an increase in prepaid expenses and a decrease in accrued expenses.

Net cash provided by investing activities of $3,003,000 in the three months ended March 31, 2017 was attributable to the proceeds from maturities of marketable securities partially offset by purchases of marketable securities. There was no cash used in or provided by investing activities in the three months ended March 31, 2016.

There was no cash used in or provided by financing activities in the three months ended March 31, 2017. Net cash provided by financing activities of $133,000 in the three months ended March 31, 2016 represents cash received from B. Riley for the disgorgement of profits on matchable transactions as discussed in Note 7 of the Notes to the Consolidated Financial Statements. The Company’s working capital (current assets less current liabilities) was $19.0 million at March 31, 2017, a decrease from $20.3 million at December 31, 2016 due to the net loss for the quarter.

The Company has incurred significant expenses through March 31, 2017 in connection with the investigation of and negotiations with potential transaction partners and the related regulatory filings associated with those agreements entered into in the fourth quarter of 2016, as described in Note 1 of the Notes to the Consolidated Financial Statements. The Company expects that it will continue to incur significant transaction related expenses in the second quarter of 2017 including, but not limited to, approximately $1.4 million of expenses of Turning Points Brands and the SG Parties that the Company will reimburse pursuant to its obligations under the Contribution and Exchange Agreement. For the three months ended March 31, 2017, the Company satisfied all of its cash requirements from cash available and on-hand. Based upon its cash and cash equivalents on hand, marketable securities available for sale and expected operating expenses, the Company believes it has, or has access to, sufficient resources to meet its operating requirements through at least the next 12 months.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Financial Officer (who is our principal executive and accounting officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits

2.2	First Amendment to Contribution and Exchange Agreement, dated as of January 25, 2017, by and among Special Diversified Opportunities Inc., Standard General Master Fund L.P., P Standard General Ltd. and Standard General Focus Fund L.P. (1)

31.1*	Certifications of the Principal Executive Officer and Principal Financial Officer of Special Diversified Opportunities Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification of the Principal Executive Officer and Principal Financial Officer of Special Diversified Opportunities Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-215802), filed with the Commission on January 30, 2017.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECIAL DIVERSIFIED OPPORTUNTIES INC.

Date: May 15, 2017	/s/ Kevin J. Bratton
Kevin J. Bratton Vice President - Finance and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)