Form 10-Q
period 2017-06-30
STANDARD DIVERSIFIED OPPORTUNITIES INC.
filed 2017-08-11
CIK 911649

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _________ to _________

Commission File Number 001-36696

STANDARD DIVERSIFIED OPPORTUNITIES INC.
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

SPECIAL DIVERSIFIED OPPORTUNITIES INC.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☑     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☑    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐    No   ☑

At August 8, 2017, there were 8,298,153 shares outstanding of the registrant’s Class A common stock, par value $0.01 per share, and 8,114,125 shares outstanding of the registrant’s Class B common stock, par value $0.01 per share.

STANDARD DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

Item 1.	Financial Statements

Standard Diversified Opportunities Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in thousands except share data)
(unaudited)

ASSETS	June 30, 2017	December 31, 2016
Current assets:
Cash and cash equivalents	$20,496	$2,865
Accounts receivable, net of allowances of $32 in 2017 and $35 in 2016	2,802	2,181
Inventories	67,826	62,185
Other current assets	11,758	11,625
Total current assets	102,882	78,856
Property, plant and equipment, net	8,393	7,590
Deferred income taxes	5,688	6,288
Deferred financing costs, net	707	139
Goodwill	134,620	134,390
Other intangible assets, net	26,787	27,138
Master Settlement Agreement - escrow deposits	30,853	30,410
Other assets	372	209
Total assets	$310,302	$285,020

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$8,759	$9,153
Accrued liabilities	14,529	15,336
Accrued interest expense	362	394
Current portion of long-term debt	7,850	1,650
Revolving credit facility	25,000	15,034
Total current liabilities	56,500	41,567
Notes payable and long-term debt	188,735	201,541
Postretirement benefits	4,404	4,407
Pension benefits	283	423
Other long-term liabilities	883	3,024
Total liabilities	250,805	250,962

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value; authorized shares 500,000,000; -0- issued and outstanding shares	-	-
Class A common stock, $0.01 par value; authorized shares, 300,000,000; 8,246,670 and 857,748 issued shares at June 30, 2017 and December 31, 2016, respectively	82	9
Class B common stock, $0.01 par value; authorized shares, 30,000,000; 8,166,262 and 857,748 issued and outstanding shares at June 30, 2017 and December 31, 2016, respectively; convertible into Class A shares on a one-for-one basis	82	9
Additional paid-in capital	72,185	105,616
Class A Treasury stock, 16,266 common shares at cost at June 30, 2017 and December 31, 2016, respectively	(555)	(555)
Accumulated other comprehensive loss	(1,916)	(4,049)
Accumulated deficit	(30,579)	(66,972)
Total stockholders’ equity	39,299	34,058
Noncontrolling interests	20,198	-
Total equity	59,497	34,058
Total liabilities and equity	$310,302	$285,020

The accompanying notes are an integral part of the condensed consolidated financial statements.

Standard Diversified Opportunities Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(dollars in thousands except share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net sales	$72,086	$51,581	$138,874	$101,447
Cost of sales	40,091	26,707	79,213	51,926
Gross profit	31,995	24,874	59,661	49,521
Selling, general and administrative expenses	18,879	14,098	35,788	27,836
Operating income	13,116	10,776	23,873	21,685
Interest expense	4,046	6,876	8,979	15,338
Interest income	(9)	-	(9)	-
Investment income	(89)	(332)	(203)	(332)
Loss on extinguishment of debt	-	2,824	6,116	2,824
Income before income taxes	9,168	1,408	8,990	3,855
Income tax expense	2,795	609	740	822
Net income	6,373	799	8,250	3,033
Amounts attributable to noncontrolling interests	(1,470)	-	(1,470)	-
Net income attributable to Standard Diversified Opportunities Inc.	$4,903	$799	$6,780	$3,033

Net income per Class A and Class B Common Share – Basic	$0.20	$0.04	$0.26	$0.16
Net income per Class A and Class B Common Share – Diluted	$0.20	$0.03	$0.26	$0.15
Weighted Average Class A and Class B Common Shares Outstanding – Basic	24,314,895	22,766,562	26,136,568	18,596,550
Weighted Average Class A and Class B Common Shares Outstanding – Diluted	24,329,200	23,961,082	26,143,760	19,675,603

The accompanying notes are an integral part of the condensed consolidated financial statements.

Standard Diversified Opportunities Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income	$6,373	$799	$8,250	$3,033

Other comprehensive income:
Pension and postretirement
Amortization of unrealized losses recorded in cost of sales	6	6	12	12
Amortization of unrealized losses recorded in selling, general and administrative expenses	110	117	224	234
Tax effect	(89)	-	(89)	-
Unrealized gain on investments, net of tax of $98 and $141	158	-	229	-
Other comprehensive income	185	123	376	246

Amounts attributable to noncontrolling interests	(1,501)	-	(1,501)	-
Comprehensive income attributable to Standard Diversified Opportunities Inc.	$5,057	$922	$7,125	$3,279

The accompanying notes are an integral part of the condensed consolidated financial statements

Standard Diversified Opportunities Inc. and Subsidiaries
Condensed Consolidated Statement of Equity
(dollars in thousands, except share data)
(unaudited)

	Standard Diversified Opportunities Inc. Shareholders

	Class A Common Shares		Class B Common Shares		Class A Treasury Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total

	Shares	Amount	Shares	Amount	Shares	Amount
Balance January 1, 2017 (shares adjusted for reverse stock split and reclassification)	857,748	$9	857,748	$9	(16,266)	$(555)	$105,616	$(4,049)	$(66,972)	$-	$34,058
Vesting of SDOI restricted stock	13,700	-	13,700	-	-	-	-	-	-	-	-
Issuance of Class A and Class B Common shares to former holders of Turning Point Brands shares in reverse acquisition	7,335,018	73	7,335,018	73	-	-	18,000	-	-	-	18,146
Allocation of Turning Point Brands equity to noncontrolling interests as part of reverse acquisition	-	-	-	-	-	-	(50,234)	1,788	29,613	18,833	-
Conversion of Class B common stock into Class A common stock	40,204	-	(40,204)	-	-	-	-	-	-	-	-
Unrecognized pension and postretirement cost adjustment	-	-	-	-	-	-	-	143	-	4	147
Unrealized gain on investments	-	-	-	-	-	-	-	202	-	27	229
SDOI stock-based compensation	-	-	-	-	-	-	23	-	-	-	23
Impact of Turning Point equity transactions on APIC and NCI	-	-	-	-	-	-	(660)	-	-	(692)	(1,352)

Turning Point acquisition of noncontrolling interest	-	-	-	-	-	-	(560)	-	-	560	-
Turning Point distribution to noncontrolling interest	-	-	-	-	-	-	-	-	-	(4)	(4)
Net income	-	-	-	-	-	-	-	-	6,780	1,470	8,250
Balance June 30, 2017	8,246,670	$82	8,166,262	$82	(16,266)	$(555)	$72,185	$(1,916)	$(30,579)	$20,198	$59,497

The accompanying notes are an integral part of the condensed consolidated financial statements

Standard Diversified Opportunities Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six Months Ended
	June 30, 2017	June 30, 2016
Cash flows from operating activities:
Net income	$8,250	$3,033
Adjustments to reconcile net income to net cash used in operating activities:
Loss on extinguishment of debt	6,116	2,824
Loss on sale of property, plant and equipment	17	-
Depreciation expense	771	586
Amortization of deferred financing costs	530	719
Amortization of original issue discount	66	459
Amortization of other intangible assets	351	-
Interest incurred but not paid on PIK Toggle Notes	-	3,422
Interest incurred but not paid on 7% Senior Notes	-	329
Interest paid on PIK Toggle Notes	-	(9,893)
Deferred income taxes	371	50
Stock compensation expense	295	46
Changes in operating assets and liabilities:
Accounts receivable	(621)	(1,269)
Inventories	(4,035)	(7,417)
Other current assets	320	943
Other assets	(72)	(62)
Accounts payable	(629)	1,234
Accrued pension liabilities	96	131
Accrued postretirement liabilities	(3)	(59)
Accrued expenses and other	(6,900)	(4,188)
Net cash provided by (used in) operating activities	4,923	(9,112)

Cash flows from investing activities:
Cash and cash equivalents acquired in reverse acquisition	20,253	-
Acquisitions, net of cash acquired	268	-
Capital expenditures	(567)	(859)
Net cash provided by (used in) investing activities	19,954	(859)

Cash flows from financing activities:
Proceeds from 2017 revolving credit facility	25,000	-
Proceeds from 2017 first lien term loans	145,000	-
Proceeds from 2017 second lien term loans	55,000	-
Payments of 2017 first lien term loans	(1,462)	-
Payment of financing costs	(4,765)	(200)
Proceeds from (payments of) revolving credit facility	(15,083)	6,603
Payment of first lien term loan	(147,362)	(3,563)
Payment of second lien term loan	(60,000)	(20,000)
Payments of Vapor Shark loans	(1,867)	-
Prepaid Turning Point Brands equity issuance costs	(164)	-
Payment of PIK Toggle Notes	-	(24,107)
Redemption of subsidiary options by Turning Point Brands	-	(661)
Redemption of subsidiary warrants by Turning Point Brands	-	(5,500)
Turning Point Brands exercise of stock options	1,097	8
Turning Point Brands redemption of options	(1,636)	-
Turning Point Brands surrender of options	(1,000)	-
Proceeds from issuance of Turning Point Brands stock	-	56,168
Distribution to noncontrolling interest of Turning Point Brands	(4)	-
Net cash (used in) provided by financing activities	(7,246)	8,748

Net increase (decrease) in cash	17,631	(1,223)
Cash, beginning of period	2,865	4,835
Cash, end of period	$20,496	$3,612

Supplemental schedule of noncash financing activities:
Issuance of Turning Point Brands restricted stock	$-	$279
Conversion of PIK Toggle Notes to equity	$-	$29,014
Conversion of 7% Senior Notes to equity	$-	$10,074
Accrued expenses incurred for issuance of Turning Point Brands stock	$48	$423
Common stock issued in connection with reverse acquisition	$18,146	$-

The accompanying notes are an integral part of the condensed consolidated financial statements

Standard Diversified Opportunities Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except where designated and per share data)
(unaudited)

Note 1. Organization and Description of Business

The accompanying condensed consolidated financial statements include the results of operations of Standard Diversified Opportunities Inc. (“SDOI”), a holding company, and its subsidiaries (collectively, “the Company”).

SDOI (f/k/a Special Diversified Opportunities Inc. and Strategic Diagnostics Inc.) was incorporated in the State of Delaware in 1990, and, until 2013, engaged in bio-services and industrial bio-detection (collectively, the “Life Sciences Business”). On July 12, 2013, SDOI sold substantially all of its rights, title and interest in substantially all of its non-cash assets related to the Life Sciences Business and became a “shell company,” as such term is defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended.

On June 1, 2017, SDOI consummated a Contribution and Exchange Transaction (the “Contribution and Exchange”) to acquire a 52.1% controlling interest in Turning Point Brands, Inc. (“Turning Point”). The transaction was accounted for as a recapitalization or reverse acquisition. Turning Point was the accounting acquirer for financial reporting purposes, notwithstanding the legal form of the transaction.  The primary reason the transaction was treated as a purchase by Turning Point rather than a purchase by SDOI was because SDOI was a shell company with limited operations and Turning Point’s stockholders gained majority control of the outstanding voting power of the Company’s equity securities through their collective ownership of a majority of the outstanding shares of Company common stock. Consequently, reverse acquisition accounting has been applied to the transaction. As of June 30, 2017, SDOI has a 51.7% ownership interest in Turning Point.

Accordingly, the historical financial statements of Turning Point became the Company’s historical financial statements, including the comparative prior periods.

Prior to the consummation of the Contribution and Exchange, SDOI amended and restated its certificate of incorporation to provide for, among other things, (i) the reclassification of every 25 shares of its common stock, par value $0.01 per share, into one share of a new class of common stock, par value $0.01 per share, designated as Class A Common Stock (the “Class A Common Stock”) and (ii) the authorization for issuance of an additional class of common stock, par value $0.01 per share, of SDOI designated as Class B Common Stock (the “Class B Common Stock”). Prior to the closing of the Contribution and Exchange, SDOI declared a dividend of one share of Class B Common Stock for each outstanding share of Class A Common Stock, payable to holders of record of Class A Common Stock on June 2, 2017.

The capital structure, including the number and type of shares issued appearing in the consolidated balance sheets for the periods presented, reflects that of the legal parent or accounting acquiree, SDOI, including the shares issued to effect the reverse acquisition after the Contribution and Exchange and the capital structure modified by the 1-for-25 exchange ratio of the SDOI shares outstanding prior to the consummation of the Contribution and Exchange. As a result of the reverse acquisition, stockholders’ equity has been retrospectively adjusted as of the earliest period presented in these consolidated financial statements. These adjustments include an increase of $9 to the par value of Class A common stock issued, an increase of $9 to the par value of Class B common stock issued, a decrease of $184 in the par value of common stock, an increase of $(555) in treasury stock and an increase of $721 to additional paid-in capital as of January 1, 2017. There was no change to Turning Point’s historical total stockholders’ equity as a result of the reverse acquisition.

All references in the unaudited condensed consolidated financial statements presented herein to the number of shares and per share amounts of common stock have been retroactively restated to reflect the reclassification of common stock, the shares issued in the Contribution and Exchange and the dividend of Class B Common Stock. Refer to Note 3, Acquisitions, for further information. As a result of the consummation of the Contribution and Exchange, SDOI is no longer a shell company.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

SDOI is now a holding company and its consolidated financial statements include Turning Point and its subsidiaries.  Turning Point is also a holding company which owns NATC Holding Company, Inc. (“NATC Holding”) and its subsidiaries, Turning Point Brands, LLC (“TPLLC”) and its subsidiary, Intrepid Brands, LLC (“Intrepid”), and Vapor Shark, LLC (fka The Hand Media, Inc.) and its subsidiaries (collectively, “Vapor Shark”). Except where the context otherwise requires, references to Turning Point include Turning Point, NATC Holding and its subsidiary, North Atlantic Trading Company, Inc. (“NATC”) and its subsidiaries, National Tobacco Company, L.P. (“NTC”), North Atlantic Operating Company, Inc. (“NAOC”), North Atlantic Cigarette Company, Inc. (“NACC”), National Tobacco Finance Corporation (“NTFC”), Smoke Free Technologies, Inc. d/b/a VaporBeast (“VaporBeast”), Fred Stoker & Sons, Inc., RBJ Sales, Inc. and Stoker, Inc. (collectively, “Stoker”) and TPLLC, Intrepid and Vapor Shark.

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. As a result of the consummation of the Contribution and Exchange, the historical financial statements of Turning Point became the Company’s historical financial statements. Accordingly, the historical financial statements of Turning Point are included in the comparative prior periods.  The operating results of SDOI are included in these financial statements beginning on June 1, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes of SDOI and Turning Point contained in Amendment No. 4 to the Company’s registration statement on Form S-4 filed with the Securities and Exchange Commission on May 4, 2017.

The unaudited condensed consolidated financial statements include the accounts of the Company, its subsidiaries, all of which are wholly-owned and the results of Vapor Shark from April 1, 2017 through June 30, 2017. All significant intercompany transactions have been eliminated.

Noncontrolling Interests

These condensed consolidated financial statements reflect the application of Accounting Standards Codification Topic 810, Consolidations (“ASC 810”) which establishes accounting and reporting standards that require: (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within shareholder’s equity, but separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statements of income; and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently.

SDOI acquired a 52.1% interest in Turning Point on June 1, 2017 through a reverse acquisition as described in Note 1. Amounts pertaining to the noncontrolling ownership interest held by third parties in the financial position and operating results of the Company are reported as noncontrolling interests in the accompanying condensed consolidated financial statements. As of June 30, 2017, SDOI has an ownership interest of 51.7% in Turning Point.

Vapor Shark is a variable interest entity (“VIE”) for which Turning Point is considered the primary beneficiary due to a management agreement in which Turning Point obtained control of the operations in April 2017. Turning Point did not own Vapor Shark during the second quarter of 2017. On June 30, 2017, Turning Point exercised a warrant to purchase all of the issued and outstanding equity of Vapor Shark.  Beginning June 30, 2017, Vapor Shark is considered a wholly owned subsidiary of Turning Point.  See Note 3 – Acquisitions for details relating to the warrant exercise.

Use of Estimates

The preparation of the condensed consolidated financial statements requires the management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the period. The Company’s significant estimates include those affecting the valuation of goodwill and other intangible assets, assumptions used in determining pension and postretirement benefit obligations and deferred income tax valuation allowances. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents.

Revenue Recognition

Turning Point recognizes revenues, net of sales incentives and sales returns, including shipping and handling charges billed to customers, upon delivery to the customer at which time there is a transfer of title and risk of loss to the customer in accordance with the ASC 605-10-S99. Turning Point classifies customer rebates as sales deductions in accordance with the requirements of ASC 605-50-25.

Shipping Costs

Turning Point records shipping costs incurred as a component of selling, general and administrative expenses. Shipping costs incurred were approximately $2.3 million and $1.6 million for the three months ended June 30, 2017 and 2016, respectively. Shipping costs incurred were approximately $4.5 million and $3.1 million for the six months ended June 30, 2017 and 2016, respectively.

Fair Value

GAAP establishes a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The three levels of the fair value hierarchy under GAAP are described below:

Level 1 – Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets at the measurement date.

Level 2 – Inputs to the valuation methodology include: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 – Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

Master Settlement Agreement Escrow Account

Pursuant to the Master Settlement Agreement (the “MSA”) entered into in November 1998 by most states (represented by their attorneys general acting through the National Association of Attorneys General) and subsequent states’ statutes, a “cigarette manufacturer” (which is defined to include a manufacturer of make-your-own (“MYO”) cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding, and maintaining an escrow account to have funds available for certain potential tobacco-related liabilities, with sub-accounts on behalf of each settling state.  Turning Point has chosen to open and fund an escrow account as its method of compliance. It is Turning Point’s policy to record amounts on deposit in the escrow account for prior years as a non-current asset.  Each year’s annual obligation is required to be deposited in the escrow account by April 15 of the following year.  In addition to the annual deposit, many states have elected to require quarterly deposits for the previous quarter’s sales. As of June 30, 2017, Turning Point had on deposit approximately $32.0 million, the fair value of which was approximately $30.9 million. At December 31, 2016, Turning Point had on deposit approximately $31.9 million, the fair value of which was approximately $30.4 million.

Turning Point invests a portion of the MSA escrow in U.S. Government securities including TIPS, Treasury Notes and Treasury Bonds. These investments are classified as available-for-sale and carried at fair value. Realized losses are prohibited under the MSA and thus any investment in an unrealized loss position will be held until the value is recovered or until maturity. The following shows the fair value of the MSA escrow account:

	June 30, 2017			December 31, 2016
	Cost	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents	$3,798	$-	$3,798	$2,786	$-	$-	$2,786
U.S. Governmental agency obligations	28,217	(1,162)	27,055	29,156	19	(1,551)	27,624
	$32,015	$(1,162)	$30,853	$31,942	$19	$(1,551)	$30,410

Fair value for the U.S. Governmental agency obligations are Level 2. All investments have been in an unrealized loss position for less than 12 months.  The following shows the maturities of the U.S. Governmental agency obligations:

	June 30, 2017	December 31, 2016

Less than five years	$9,113	$9,113
Six to ten years	16,153	16,141
Greater than ten years	2,951	3,902
Total U.S. Governmental agency obligations	$28,217	$29,156

The following table represents the amount of deposits by sales year for the MSA escrow account and reflects the decline in annual deposits beginning in 2009, due to the significant increase in federal excise taxes, as described above:

	Deposits
Sales Year	June 30, 2017	December 31, 2016

1999	$211	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,715	3,715
2005	4,552	4,552
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,626	1,626
2010	406	406
2011	193	193
2012	199	199
2013	173	173
2014	142	142
2015	101	100
2016	82	37
2017	27	-
Total	$32,015	$31,942

 Food and Drug Administration (“FDA”)

On June 22, 2009, the Family Smoking Prevention and Tobacco Control Act (“FSPTCA”) authorized the Food and Drug Administration (“FDA”) to immediately regulate the manufacture, sale and marketing of four categories of tobacco products – cigarettes, cigarette tobacco, roll-your-own tobacco and smokeless tobacco. On August 8, 2016, the FDA deeming regulation became effective. The deeming regulation gave the FDA the authority to additionally regulate cigars, pipe tobacco, e-cigarettes, vaporizers and e-liquids as “deemed” tobacco products under the FSPTCA.

The FDA assesses tobacco product user fees on six classes of regulated tobacco products and computes user fees using a methodology similar to the methodology used by the U.S Department of Agriculture to compute the Tobacco Transition Payment Program (“TTPP”, also known as the “Tobacco Buyout”) assessment. First, the total annual congressionally established user fee assessment is allocated among the six classes of tobacco products using the federal excise tax weighted market share of tobacco products subject to regulation. Then, the assessment for each class of tobacco products is divided among individual manufacturers and importers.

Prior to October 1, 2016, these FDA user fees applied only to those products then regulated by the FDA.  Effective October 1, 2016, the FDA began additionally applying FDA user fees to newly deemed tobacco products subject to FDA user fees as described above, i.e., cigars and pipe tobacco.

On July 28, 2017, FDA announced a new direction in regulating tobacco products, including the newly “deemed” markets, such as cigars and vapor products. FDA stated that it intends to begin several new rulemaking processes, some of which will outline foundational rules governing the premarket application process for the deemed products, including Substantial Equivalence applications and Premarket Tobacco Applications. Accordingly, the original filing deadlines for newly “deemed” products on the market as of August 8, 2016, have been postponed until August 8, 2021, for “combustible” products (e.g., cigar and pipe), and August 8, 2022, for “non-combustible” products (e.g., vapor products). No other filing deadlines were altered. Also noteworthy was that FDA acknowledged a “continuum of risk” among tobacco products, i.e., that certain tobacco products pose a greater risk to individual and public health than others; that it intends to seek public comment on the role that flavors play in attracting youth and the role that flavors may play in helping some smokers switch to potentially less harmful forms of nicotine delivery; and that FDA would be increasing its focus on the regulation of cigarette products.

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method, which requires that compensation costs related to employee share based payment transactions are measured in the financial statements at the fair value on the date of grant and are recognized over the vesting period of the award.

Recent Accounting Pronouncements Adopted

The Company adopted Accounting Standards Update (“ASU”), ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment on January 1, 2017.  This ASU simplifies the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The adoption of the ASU had no effect on the Company’s consolidated financial statements.

The Company adopted ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory on January 1, 2017. The amendments in this ASU require entities that measure inventory using the first-in, first-out or average cost methods to measure inventory at the lower of cost and net realizable value. Net realizable value is defined as estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The adoption of this ASU had no effect on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which delayed the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting year. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption (“modified retrospective method”). The Company currently expects to apply the modified retrospective method upon adoption. The Company does not believe the standard will impact its recognition of revenue as the Company is primarily a distributor of goods; however the Company continues to assess the potential impacts to other less significant revenue transactions.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases. ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less for which there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities and should recognize lease expense for such leases generally on a straight-line basis over the lease term. Certain qualitative disclosures along with specific quantitative disclosures will be required, so that users are able to understand more about the nature of an entity’s leasing activities. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. At transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients related to the identification and classification of leases that commenced before the effective date of ASU 2016-02. An entity that elects to use the practical expedients will, in effect, continue to account for leases that commenced before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. The Company is currently evaluating the effect the adoption of this standard will have on its financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 on a retrospective basis. The Company is currently evaluating the effect the adoption of this standard will have on its financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  This ASU requires that an employer disaggregate the service cost component from the other components of net benefit cost. This ASU also allows only the service cost component of net benefit cost to be eligible for capitalization. ASU 2017-07 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently evaluating the effect the adoption of this standard will have on its financial statements.

Note 3. Acquisitions

Acquisition by SDOI

On November 25, 2016, SDOI and Standard General Master Fund L.P., P Standard General Ltd. and Standard General Focus Fund L.P. (collectively the “SG Parties”), entered into a Contribution and Exchange Agreement, as amended by the: (1) First Amendment to Contribution and Exchange Agreement, dated January 25, 2017, (2) Second Amendment to Contribution and Exchange Agreement, dated April 5, 2017, and (3) Third Amendment to Contribution and Exchange Agreement, dated May 3, 2017 (as amended, the “Contribution and Exchange Agreement”).  Pursuant to the Contribution and Exchange Agreement, the SG Parties agreed to contribute approximately 9,842,373 shares of voting Turning Point Common Stock in exchange for shares of the Company based on an exchange ratio, calculated as of the closing of the Contribution and Exchange, equal to the lesser of (i) the 30-calendar day trailing VWAP of the Turning Point Common Stock divided by the 30-calendar day trailing VWAP of the Common Stock of the Company (as adjusted to reflect the reclassification of the Common Stock of the Company and (ii) the 30-calendar day trailing VWAP of the Turning Point Common Stock divided by the pro forma book value per share of the Company.

On June 1, 2017, at the consummation of the Contribution and Exchange, the SG Parties contributed to SDOI 9,842,373 shares of Turning Point Common Stock, representing a 52.1% ownership interest of Turning Point in exchange for 7,335,018 shares of Class A Common Stock of SDOI, based on the exchange ratio described above. Immediately after the consummation of the Contribution and Exchange, SDOI distributed a dividend of 7,335,018 shares of Class B Common Stock to the SG Parties. As of June 30, 2017, SDOI has an ownership interest of 51.7% in Turning Point.

The transaction was accounted for as a recapitalization or reverse acquisition. Turning Point was the accounting acquirer and SDOI was the accounting acquiree for financial reporting purposes. Accordingly, the historical financial statements of Turning Point became the Company’s historical financial statements, including the comparative prior periods. As such, the historical cost bases of assets and liabilities of Turning Point are maintained in the consolidated financial statements of the merged company and the assets and liabilities of the SDOI are accounted for at fair value. In this case, since the assets of SDOI at the acquisition date consist principally of cash and cash equivalents, there is no significant difference between book value and fair value. Results of operations of SDOI are included in the financial statements of the combined company only from the June 1, 2017 transaction date.

The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date:

Preliminary purchase price allocation as of June 1, 2017
Cash and cash equivalents	$20,253
Other current assets	277
Accrued liabilities	(2,384)
Net assets acquired	$18,146

The Company’s condensed consolidated financial statements for the six months ended June 30, 2017 include SDOI’s results of operations from the acquisition date of June 1, 2017 through June 30, 2017. Net loss attributable to SDOI during this period and included in the Company’s condensed consolidated financial statements for the six months ended June 30, 2017 was $0.5 million.

Acquisitions by Turning Point

In March 2017, Turning Point entered into a strategic partnership with Vapor Shark in which Turning Point agreed to make a deposit to Vapor Shark in exchange for a warrant to purchase 100% of the equity interest in Vapor Shark on or before April 15, 2018.  In the event Turning Point exercised the warrant, Turning Point granted Vapor Shark’s shareholder the option to purchase from Vapor Shark the retail stores it owns effective as of January 1, 2018.   In April 2017, Turning Point entered into a management agreement with Vapor Shark whereby Turning Point obtained control of the operations. Turning Point exercised its warrant on June 30, 2017 and obtained ownership of Vapor Shark.

As a result of the management agreement, Vapor Shark became a VIE and Turning Point determined that it is the primary beneficiary and consolidated Vapor Shark as of April 1, 2017.  Since Vapor Shark is a business, Turning Point accounted for the consolidation of the VIE as if it were an acquisition and recorded the assets and liabilities at fair value.  The purchase price was nominal and there was no goodwill assigned as a result of the transaction.  Turning Point acquired $3.9 million in assets and assumed $3.9 million in liabilities which includes a liability relating to the option provided to Vapor Shark’s shareholder to purchase the Vapor Shark retail stores it owns.

In November 2016, Turning Point purchased five chewing tobacco brands from Wind River Tobacco Company for $2.5 million. Turning Point paid $0.6 million at closing with the remaining $1.9 million payable quarterly through November 2019 of which $1.6 million was outstanding at June 30, 2017.  The transaction was accounted for as an asset purchase with the fair value of the purchase price of $2.4 million assigned to trade names which have an indefinite life.

In November 2016, Turning Point also acquired the outstanding stock of VaporBeast for total consideration of $26.5 million, net of working capital adjustment of $0.4 million, due from the sellers. The purchase price was satisfied through $4.0 million in cash at closing, $19.0 million in short-term notes paid in December 2016, plus $4.0 million in payments deferred for eighteen months. Turning Point completed the accounting for the acquisition of VaporBeast in 2017, resulting in an increase in goodwill of $0.2 million.

The following purchase price and goodwill are based on the excess of the acquisition price over the estimated fair value of the tangible and intangible assets acquired:

Purchase price:
Total purchase price	$27,000
Adjustments to purchase price:
Working capital	(400)
Fair value of holdback	(128)
Adjusted purchase price	$26,472

Assets acquired:
Working capital	$4,270
Property and equipment	7
Other intangible assets	16,272
Net assets acquired	$20,549

Goodwill	$5,923

The goodwill of $5.9 million consists of the synergies and scale expected from combining the operations.  The goodwill is currently deductible for tax purposes.

Note 4. Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of ASC 825, Financial Instruments. The estimated fair value amounts have been determined by the Company using the methods and assumptions described below. However, considerable judgment is required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash and Cash Equivalents

The Company has used Level 1 inputs to determine the fair value of its cash equivalents. As of June 30, 2017 and December 31, 2016, cost represented fair value of the Company’s cash and cash equivalents.

Accounts Receivable

The fair value of accounts receivable approximates their carrying value due to their short-term nature.

Revolving Credit Facility

The fair value of the revolving credit facility approximates its carrying value as the interest rate fluctuates with changes in market rates.

Long-Term Debt

The fair value of Turning Point’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

As of June 30, 2017, the fair values of the 2017 First Lien Term Loans and the 2017 Second Lien Term Loan were $143.5 million and $55.0 million, respectively as the agreements were entered into during the first quarter of 2017.

As of December 31, 2016, the fair values of the First Lien Term Loans and the Second Lien Term Loan approximate their face amounts of $147.3 million and $60.0 million, respectively as they were paid off in February 2017 at face amounts.

Foreign Exchange

Turning Point had no forward contracts outstanding as of June 30, 2017.  Turning Point had forward contracts as of December 31, 2016 for the purchase of €4.9 million. The fair value of the foreign exchange forward contracts was based upon the quoted market price that resulted in an insignificant liability as of December 31, 2016.

Note 5. Inventories

Inventories are stated at the lower of cost or market.  Cost is determined on the last-in, first-out (“LIFO”) method for approximately 49% of the inventories and the first-in, first out (“FIFO”) method for the remaining inventories.  Leaf tobacco is presented in current assets in accordance with standard industry practice, notwithstanding the fact that such tobaccos are carried longer than one year for the purpose of curing.

The components of inventories are as follows:

	June 30, 2017	December 31, 2016
Raw materials and work in process	$2,494	$2,596
Leaf tobacco	28,969	27,391
Finished goods - smokeless products	6,384	4,789
Finished goods - smoking products	18,646	18,384
Finished goods - electronic / vaporizer products	15,172	11,993
Other	1,247	1,232
	72,912	66,385
LIFO reserve	(5,086)	(4,200)
	$67,826	$62,185

The inventory valuation allowance at June 30, 2017 and December 31, 2016 was $0.8 million and $0.6 million, respectively.

Note 6. Property, Plant and Equipment

Property, plant and equipment consists of:

	June 30, 2017	December 31, 2016
Land	$22	$22
Building and improvements	1,899	1,899
Leasehold improvements	1,873	1,666
Machinery and equipment	11,642	10,532
Furniture and fixtures	3,666	3,409
	19,102	17,528
Accumulated depreciation	(10,709)	(9,938)
	$8,393	$7,590

Note 7. Accrued Expenses

Accrued expenses consist of:

	June 30, 2017	December 31, 2016
Accrued payroll and related items	$2,962	$5,331
Customer returns and allowances	2,051	2,818
Other	9,516	7,187
	$14,529	$15,336

Note 8. Notes Payable and Long-Term Debt

Notes payable and long-term debt consists of the following:

	June 30, 2017	December 31, 2016
2017 First Lien First Out Term Loan	$108,625	$-
2017 First Lien Second Out Term Loan	34,913	-
2017 Second Lien Term Loan	55,000	-
Note payable - VaporBeast	2,000	2,000
First Lien Term Loan	-	146,451
Second Lien Term Loan	-	59,128
Total Notes Payable and Long-Term Debt	200,538	207,579
Less deferred finance charges	(3,953)	(4,388)
Less current maturities	(7,850)	(1,650)
	$188,735	$201,541

Long-term Debt

On February 17, 2017, Turning Point and its wholly-owned subsidiary, NATC Holding Company, Inc. (“NATC”), entered into a new $250 million secured credit facility, comprised of (i) a First Lien Credit Facility with Fifth Third Bank, as administrative agent, and other lenders (the “2017 First Lien Credit Facility”), and (ii) a Second Lien Credit Facility with Prospect Capital Corporation, as administrative agent, and other lenders (the “2017 Second Lien Credit Facility,” and together with the 2017 First Lien Credit Facility, the “2017 Credit Facility”). Turning Point used the proceeds of the 2017 Credit Facility to repay in full Turning Point’s First Lien Term Loan, Second Lien Term Loan, Revolving Credit Facility and to pay related fees and expenses.

The 2017 Credit Facility contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts and change in control defaults. The 2017 Credit Facility also contains certain negative covenants customary for facilities of these types including, covenants that, subject to exceptions described in the 2017 Credit Facility, restrict the ability of the Company and its subsidiary guarantors: (i) to pledge assets; (ii) to incur additional indebtedness; (iii) to pay dividends; (iv) to make distributions; (v) to sell assets; and (vi) to make investments.

2017 First Lien Credit Facility

The 2017 First Lien Credit Facility consists of: (i) a $50 million revolving credit facility (the “2017 Revolving Credit Facility”); (ii) a $110 million first out term loan facility (the “2017 First Out Term Loan”), and (iii) a $35 million second out term loan facility (the “2017 Second Out Term Loan”), which will be repaid in full only after repayment in full of the 2017 First Out Term Loan. The 2017 First Lien Credit Facility also includes an accordion feature that allows Turning Point to borrow up to an additional $40 million upon the satisfaction of certain conditions, including obtaining commitments from one or more lenders. Borrowings under the 2017 Revolving Credit Facility may be used for general corporate purposes, including acquisitions.

The 2017 First Out Term Loan and the 2017 Revolving Credit Facility have a maturity date of February 17, 2022, and the 2017 Second Out Term Loan has a maturity date of May 17, 2022. The 2017 First Out Term Loan and the 2017 Revolving Credit Facility bear interest at LIBOR plus a spread of 2.5% to 3.5% based on Turning Point’s senior leverage ratio. The 2017 First Out Term Loan has quarterly required payments of $1.4 million beginning June 30, 2017 increasing to $2.1 million on June 30, 2019 and increasing to $2.8 million on June 30, 2021. The 2017 Second Out Term Loan bears interest at LIBOR plus 6% (subject to a floor of 1.00%). The 2017 Second Out Term Loan has quarterly required payments of $0.1 million beginning June 30, 2017. The 2017 First Lien Credit Facility contains certain financial covenants, including maximum senior leverage ratio of 3.75x with step-downs to 3.00x, a maximum total leverage ratio of 4.75x with step-downs to 4.00x, and a minimum fixed charge coverage ratio of 1.20x.  The weighted average interest rate at June 30, 2017 on the 2017 Revolving Credit Facility was 5.2%. The weighted average interest rate at June 30, 2017 on the 2017 First Term Loan was 4.5%.  The weighted average interest rate at June 30, 2017 on the 2017 Second Out Term Loan was 7.3%.

2017 Second Lien Credit Facility

The 2017 Second Lien Credit Facility consists of a $55 million second lien term loan (the “2017 Second Lien Term Loan”) having a maturity date of August 17, 2022. The 2017 Second Lien Term Loan bears interest at a fixed rate of 11%. The 2017 Second Lien Credit Facility contains certain financial covenants, including a maximum senior leverage ratio of 4.25x with step-downs to 3.50x, a maximum total leverage ratio of 5.25x with step-downs to 4.50x, and a minimum fixed charge coverage ratio of 1.10x.

Note Payable – VaporBeast

On November 30, 2016, Turning Point issued a note payable to VaporBeast’s shareholders (“VaporBeast Note.”) The VaporBeast Note is $2.0 million principal with 6% interest compounded monthly and matures on May 30, 2018.

The VaporBeast Note may be prepaid at any time without penalty and is subject to a late payment penalty of 5% and a default rate of 13% per annum. The VaporBeast Note is subject to customary defaults, including defaults for nonpayment, nonperformance, any material breach under the purchase agreement and bankruptcy or insolvency.

First Lien Term Loan

All of NATC’s subsidiaries, as well as Turning Point and NATC Holding, were guarantors under the First Lien Term Loan.  Turning Point Brands, LLC and its subsidiary were not guarantors of the First Lien Term Loan. The First Lien Term Loan was secured by a first priority lien on substantially all of the assets of the borrowers and the guarantors thereunder, including a pledge of the capital stock of NATC and its subsidiaries held by NATC Holding, NATC or any guarantor, other than certain excluded assets (the “Collateral”).  The loans designated as LIBOR rate loans bore interest at LIBOR Rate then in effect (but not less than 1.25%) plus 6.50% and the loans designated as base rate loans bore interest at the (i) highest of (A) the Prime Rate, (B) the Federal Funds Rate plus 0.50%, (C) LIBOR for an interest period of one month plus 1.00% and (D) 2.25% per year plus (ii) 5.50%. The First Lien Term Loan was paid in full with the proceeds from the February 2017 Credit Facility.

Second Lien Term Loan

The Second Lien Term Loan had the benefit of a second priority security interest in the Collateral and was guaranteed by the same entities as the First Lien Term Loan.

Under the Second Lien Term Loan the loans designated as LIBOR rate loans bore interest at the LIBOR Rate then in effect (but not less than 1.25%) plus 10.25% and the loans designated as base rate loans bore interest at (i) the highest of (A) the Prime Rate, (B) the Federal Funds Rate plus 0.50%, (C) LIBOR for an interest period of one month plus 1.00% and (D) 2.25% per year plus (ii) 9.25%.  The Second Lien Term Loan was paid in full with the proceeds from the February 2017 Credit Facility.

Revolving Credit Facility

The Revolving Credit Facility provided for aggregate commitments of up to $40 million, subject to a borrowing base, which is calculated as the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (A) the product of 70% multiplied by the value of  eligible inventory  and (B) the product of 85% multiplied by the net recovery percentage identified in the most recent inventory appraisal multiplied by the value of eligible inventory, plus (iii) the lesser of (A) the product of 75% multiplied by the value of eligible inventory and (B) the product of 85% multiplied by the net recovery percentage identified in the most recent inventory appraisal multiplied by the value of the eligible finished goods inventory, minus (iv) the aggregate amount of reserves established by the administrative agent. The outstanding balance on the Revolving Credit Facility was paid in full with the proceeds from the February 2017 Credit Facility.

PIK Toggle Notes

On January 13, 2014, Turning Point issued PIK Toggle Notes (“PIK Toggle Notes”) to Standard General Master Fund, L.P. (“Standard General”) with a principal amount of $45 million and warrants to purchase 42,424 of Turning Point’s common stock at $.01 per share, as adjusted for stock splits and other events specified in the agreement. After adjustment for the stock split effected in connection with the IPO of 10.43174381 to 1, the warrants were adjusted to provide for the purchase of 442,558 of Turning Point’s common stock. Due to the issuance of the warrants, the PIK Toggle Notes had an original issue discount of $1.7 million and were initially valued at $43.3 million. The PIK Toggle Notes were scheduled to mature and the warrants to expire on January 13, 2021.

The PIK Toggle Notes accrued interest based on the LIBOR Rate then in effect (but not less than 1.25%) plus 13.75%. Interest was payable on the last day of each quarter and upon maturity. Turning Point had the flexibility to pay interest in kind through an increase in the principal amount at the same interest rate as the PIK Toggle Notes. Turning Point chose to increase the PIK Toggle Notes for all interest for the first three months of 2016.

In connection with the Turning Point IPO, in May of 2016, Turning Point redeemed and retired all of the outstanding PIK Toggle Notes in exchange for a combination of cash and shares of Turning Point’s voting common stock. As a result of this transaction, Turning Point incurred a loss on extinguishment of debt of $2.8 million during the second quarter of 2016.

7% Senior Notes

In January of 2014, Turning Point issued 7% Senior Notes to various stockholders with a principal amount of $11 million and warrants to purchase 11,000,000 units of membership interests in Intrepid, a subsidiary of Turning Point, which represented 40% of the Intrepid Common Units outstanding on a fully diluted basis, at a purchase price of $1.00 per unit. Due to the issuance of the Intrepid warrants, the 7% Senior Notes had an original issue discount of $2.8 million and were initially valued at $8.2 million. The 7% Senior Notes were scheduled to mature and the warrants to expire on December 31, 2023.

The 7% Senior Notes accrued interest at a fixed rate of 7% per annum. The 7% Senior Notes were general unsecured obligations of Turning Point and ranked equally with Turning Point’s other unsecured and unsubordinated debt from time to time outstanding. Redemptions of the 7% Senior Notes could be made by Turning Point at any time without penalty or premium.

In connection with the Turning Point IPO in May of 2016, Turning Point redeemed and retired all of the outstanding 7% Senior Notes in exchange for shares of the Company’s voting common stock.

Note 9. Pension and Postretirement Benefit Plans

Turning Point has a defined benefit pension plan. Benefits for the hourly employees’ plan were based on a stated benefit per year of service, reduced by amounts earned in a previous plan. Benefits for the salaried employees plan were based on years of service and the employees’ final compensation. The defined benefit plan is frozen. Turning Point expects to make no contributions to the pension plan in the year ending December 31, 2017.

Turning Point also sponsored a defined benefit postretirement plan that covered hourly employees. This plan provides medical and dental benefits. This plan is contributory, with retiree contributions adjusted annually.  Turning Point expects to contribute approximately $0.2 million to its postretirement plan in 2017 for the payment of benefits.

The components of Net Periodic Benefit Cost are as follows:

	Pension Benefits		Postretirement Benefits
For the three months ended June 30,	2017	2016	2017	2016

Service cost	$26	$26	$-	$-
Interest cost	150	175	14	53
Expected return on plan assets	(256)	(258)	-	-
Amortization of gains and losses	116	123	-	-
Net periodic benefit cost	$36	$66	$14	$53

	Pension Benefits		Postretirement Benefits
For the six months ended June 30,	2017	2016	2017	2016

Service cost	$52	$52	$-	$-
Interest cost	320	350	72	105
Expected return on plan assets	(512)	(517)	-	-
Amortization of gains and losses	236	246	-	-
Net periodic benefit cost	$96	$131	$72	$105

Note 10. Stockholders’ Equity

Common Stock

As described in Note 1, just prior to the Contribution and Exchange, the Company’s issued and outstanding common stock was reclassified such that every 25 shares of common stock became one fully paid and nonassessable share of Class A Common Stock. Any fractional shares were rounded up and an additional share was issued. At the consummation of the Contribution and Exchange, the Company issued 7,335,018 shares of its Class A Common Stock to Turning Point shareholders, in exchange for 9,842,373 shares of Turning Point stock, and 857,748 shares of its Class A Common Stock, in exchange for the Company’s outstanding common stock. The Company also issued 13,700 shares of Class A Common Stock to holders of the Company’s restricted stock, which vested at the time of the Contribution and Exchange. Following the consummation of the Contribution and Exchange, the Company distributed a dividend of one share of Class B Common Stock for each outstanding share of Class A Common Stock, for a total issuance of 8,206,466 shares of Class B Common Stock.

In addition, under the Fifth Amended and Restated Certificate of Incorporation, which became effective at the time of the Contribution and Exchange, the number of authorized shares of the Company’s Common Stock, $0.01 par value per share, was increased from 50,000,000 to 330,000,000, of which 300,000,000 are Class A Common Stock and 30,000,000 are Class B Common Stock. Shares of Class A Common Stock and Class B Common Stock have the same rights and powers, rank equally (including as to dividends and distributions, and upon any liquidation, dissolution or winding up of the Company), share ratably and are identical in all respects and as to all matters. The holders of shares of Class A Common Stock and Class B Common Stock will vote together as a single class on all matters (including the election of directors) submitted to a vote or for the written consent of the stockholders of the Company. Each holder of Class A Common Stock has the right to one vote per share of Class A Common Stock and each holder of Class B Common Stock has the right to ten votes per share of Class B Common Stock. The shares of Class B Common Stock are convertible into shares of Class A Common Stock automatically upon the transfer of such shares of Class B Common Stock, with certain exceptions, or upon the affirmative vote of holders of two-thirds of the then-outstanding shares of Class B Common Stock or voluntarily by the holder of such shares of Class B Common Stock. Subsequent to the issuance of the Class B Common Stock through June 30, 2017, 40,204 shares of Class B Common Stock were converted to Class A Common Stock.

The Sixth Amended and Restated Certificate of Incorporation was approved by the Company’s stockholders by partial written consent on July 14, 2017, and in accordance with the rules of the Securities and Exchange Commission and Delaware corporation law regarding approval by partial written consent, will become effective when filed with the Secretary of State of the State of Delaware on or about August 17, 2017.

Preferred Stock

On May 30, 2017, under the Fifth Amended and Restated Certificate of Incorporation, the Company increased the number of authorized shares of the Company’s Preferred Stock, $0.01 par value per share, from 19,664,362 to 500,000,000, all of which is designated as blank check preferred stock

Common Stock Repurchase Program

On June 29, 2017, the Company’s Board of Directors authorized a program, effective immediately, to repurchase over a period of twelve months shares of the Company’s Class A Common Stock or Class B Common Stock, par value $0.01 per share, constituting, in the aggregate, up to 5% of the outstanding shares of Common Stock. Shares of the Common Stock may be repurchased in the open market or through negotiated transactions. The program may be terminated or suspended at any time at the discretion of the Company.

The time of purchases and the exact number of shares to be purchased, if any, will depend on market conditions. The repurchase program does not include specific price targets or timetables. The Company intends to finance the purchases using available working capital. As of June 30, 2017, no repurchases of common stock have been made pursuant to this program.

Note 11. Share-Based Compensation

The Company has a stock option plan (the “2000 Plan”) which authorizes the granting of incentive and nonqualified stock options and restricted stock units. Incentive stock options are granted at not less than 100% of fair market value at the date of grant (110% for stockholders owning more than 10% of the Company’s common stock). Nonqualified stock options are granted at not less than 85% of fair market value at the date of grant. A maximum of 8,000,000 shares of common stock are issuable under the 2000 Plan. Certain additional options have been granted outside the 2000 Plan. These options generally follow the provisions of the 2000 Plan. The Company issues new shares to satisfy option exercises and the vesting of restricted stock awards.  As of the effective date of the 2017 Plan, described further below, no additional grants will be made under the 2000 Plan.

On June 9, 2017, the Company’s Board of Directors adopted the 2017 Omnibus Equity Compensation Plan (the “2017 Plan”) in order to provide employees of the Company and its subsidiaries, certain consultants and advisors who perform services for the Company or its subsidiaries, and non-employee members of the Board of Directors of the Company with the opportunity to receive grants of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units, and other stock-based awards. The Board authorized 1,000,000 shares of the Class A Common Stock of the Company to be issued under the Plan. The Plan was approved by the Company’s stockholders by partial written consent on July 14, 2017, and in accordance with the rules of the Securities and Exchange Commission and Delaware corporation law regarding approval by partial written consent, will become effective on or about August 17, 2017. As of June 30, 2017, no awards had been granted under this plan.

The Company also has an Employee Stock Purchase Plan (the “ESPP”). The ESPP allows eligible full-time employees to purchase shares of common stock at 90 percent of the lower of the fair market value of a share of common stock on the first or last day of the quarter. Eligible employees are provided the opportunity to acquire Company common stock during each quarter. No more than 26,447 shares of common stock may be issued under the ESPP. Such stock may be unissued shares or treasury shares of the Company or may be outstanding shares purchased in the open market or otherwise on behalf of the ESPP. The Company’s ESPP is compensatory and therefore, the Company is required to recognize compensation expense related to the discount from market value of shares sold under the ESPP. The Company issues new shares to satisfy shares purchased under the ESPP.

Including the share-based compensation expense of SDOI’s subsidiaries, there was share-based compensation expense of $0.3 million recorded for the three and six months ended June 30, 2017 and less than $0.1 million for the three and six months ended June 30, 2016. This expense is a component of selling, general and administrative expense.

No options of SDOI were exercised in the three and six month periods ended June 30, 2017 and 2016.

Upon consummation of the reverse merger with Turning Point on June 1, 2017, all outstanding options to purchase SDOI common shares were converted into stock options to purchase SDOI Class A common stock on terms substantially identical to those in effect prior to the reverse merger, except for adjustments to the underlying number of shares and the exercise price based on the 25-for-1 reverse stock split and reclassification. Information with respect to the adjusted activity of outstanding stock options is summarized as follows:

	Number of Shares	Price Range			Weighted Average Remaining Contractual term	Aggregate Intrinsic Value

Balance, January 1, 2017	18,757	$31.00	-	$93.50

Granted	-
Cancelled	(4,694)	$31.25	-	$93.50
Forfeited	(2,000)	$54.75	-	$54.75
Balance, June 30, 2017	12,063	$31.00	-	$56.25	3.10 years	$-

Vested and exercisable at June 30, 2017	12,063	$31.00	-	$56.25	3.10 years	$-

The following table provides additional information about the Company’s stock options outstanding and exercisable at June 30, 2017:

	Options Outstanding				Options Exercisable
		Weighted Average				Wtd. Average
Range of Exercise Prices	Number of Shares	Remaining Contractual Life		Exercise Price	Number of Shares	Exercise Price

$31.00 - $37.50	5,800	2.9	Years	$34.45	5,800	$34.45
$42.25 - $46.25	2,463	2.5	Years	$44.36	2,463	$44.36
$50.00 - $56.25	3,800	3.8	Years	$51.71	3,800	$51.71
$31.00 - $56.25	12,063	3.1	Years	$41.91	12,063	$41.91

The Company grants restricted stock awards (“RSA”) which is the right to receive shares. The fair value of RSAs is based on the market price for the stock at the date of grant. RSAs generally vest over a period of three years.

The following table summarizes the changes in non-vested RSAs for the six months ended June 30, 2017:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested RSAs at January 1, 2017	13,700	$28.25
Granted	113,448	10.58
Vested	(13,700)	28.25
Cancelled/Forfeited	-	-
Non-vested RSAs at June 30, 2017	113,448	$10.58	$24,108

The RSAs outstanding as of January 1, 2017 vested upon the consummation of the Contribution and Exchange transaction as the performance-based criteria required for vesting were satisfied.

Note 12. Income Taxes

On June 1, 2017, SDOI consummated the Contribution and Exchange to acquire a 52.1% controlling interest in Turning Point (see Note 3 above).  The structuring of this acquisition results in SDOI consolidating Turning Point in its consolidated financial statements.  However, SDOI’s controlling interest does not meet the ownership threshold to file a consolidated federal tax return with Turning Point.  Therefore, the parent company will continue to file a separate federal tax return apart from Turning Point.

The Company’s income tax expense for the three and six months ended June 30, 2017 does not bear the normal relationship to income before income taxes of approximately 41% because of tax benefits relating to Turning Point stock options exercised of $1.6 million and $3.6 million for the three and six months ended June 30, 2017, respectively.  In addition, SDOI incurred a net operating loss for its one month of operating results included in the three and six months ended June 30, 2017, respectively, for which no tax benefit has been recorded due to its full valuation allowance offsetting its net deferred tax assets, as described below.  The Company’s income tax expense for the three and six months ended June 30, 2016 does not bear the normal relationship to income before income taxes because of Turning Point net operating loss carryforwards that were utilized by Turning Point and were partially offset by certain minimum state income taxes.

SDOI has recorded a full valuation allowance, as of June 30, 2017, offsetting its U.S. federal and state net deferred tax assets which primarily represent net operating loss carry forwards (“NOLs”). At June 30, 2017, the Company’s management concluded, based upon the evaluation of all available evidence, that it is more likely than not that the U.S. federal and state net deferred tax assets will not be realized.  Due to the reverse acquisition transaction with Turning Point, the Company determined that SDOI has experienced a “change in control” as defined in Internal Revenue Code Section 382, which will result in an annual limitation on SDOI’s utilization of NOLs in future periods.  The Company is currently evaluating the effects of Section 382 on SDOI’s future utilization of its NOLs.

The Company follows the provisions of ASC 740-10-25, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  As of June 30, 2017, SDOI had approximately $628 of unrecognized tax benefits under the provisions of ASC 740-10-25, $622 of which were recorded as a reduction to existing net operating loss and tax credit carry forwards, and therefore require no accrual for interest or penalty.  The remaining $6 includes de minimis interest and penalties where required.  SDOI does not expect that the total amount of unrecognized tax benefits related to positions taken in prior periods will change significantly during the next twelve months.  Turning Point has determined that it did not have any uncertain tax positions requiring recognition under the provisions of ASC 740-10-25. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions, if any, as part of interest expense. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  For federal purposes, SDOI’s post-1992 tax years remain open to examination as a result of earlier net operating losses being utilized in recent years.  For state purposes, the statute of limitations for SDOI remains open in a similar manner for states that have generated NOLs.  In general, Turning Point is no longer subject to U.S. federal and state tax examinations for years prior to 2013.

Note 13. Contingencies

The Company is involved in various claims and actions that arise in the normal course of business. While the outcome of these legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of the proceedings should not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Note 14. Earnings Per Share

The Company has two classes of common stock, Class A and Class B; shares of Class B Common Stock are convertible into shares of Class A Common Stock at any time, on a one-for-one basis. Shares of Class A Common Stock and Class B Common Stock have the same rights and powers, rank equally, share ratably and are identical in all respects and as to all matters, except that (i) each share of Class B Common Stock shall have the right to 10 votes per share and (ii) the shares of Class B Common Stock shall be convertible into shares of Class A Common Stock automatically upon the transfer of such shares of Class B Common Stock, with certain exceptions, or upon the affirmative vote of holders of two-thirds of the then-outstanding shares of Class B Common Stock or voluntarily by the holder of such shares of Class B Common Stock.

Diluted earnings per share is calculated similarly to basic earnings per share, except that the calculation includes the dilutive effect of the assumed exercise of options issuable under the Company’s stock incentive plans and the Company’s unvested restricted stock awards.

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and the weighted average effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock options and restricted stock awards and the dilutive effect of such awards is reflected in diluted earnings per share by application of the treasury stock method. Due to the reverse acquisition, the basic weighted average number of common shares outstanding for the three and six months ended June 30, 2016 have been calculated using Turning Point’s historical weighted average number of common shares outstanding multiplied by the conversion ratio used in the reverse acquisition. For the three and six months ended June 30, 2017, the basic weighted average shares outstanding has been calculated using the number of common shares outstanding of Turning Point from January 1, 2017 through the June 1, 2017 acquisition date multiplied by the exchange ratio used in the transaction and the number of common shares outstanding of the Company from June 1, 2017 through June 30, 2017.

The following tables set forth the computation of basic and diluted net income per share of Class A and Class B common stock (in thousands, except share amounts and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Basic net income per common share calculation:
Net income attributable to SDOI	4,903	799	6,780	3,033

Weighted average Class A common shares outstanding – basic	12,160,721	11,383,281	13,069,930	9,298,275
Weighted average Class B common shares outstanding – basic	12,154,174	11,383,281	13,066,638	9,298,275
Weighted average common shares outstanding – basic (1)	24,314,895	22,766,562	26,136,568	18,596,550
Net income per share of common stock – basic	$0.20	$0.04	$0.26	$0.16

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Diluted net income per common share calculation:
Net income attributable to SDOI	4,903	799	6,780	3,033
Impact of subsidiary dilutive securities (1)	(73)	-	(73)	-
Net income attributable to SDOI - diluted	4,830	799	6,707	3,033

Weighted average Class A common shares outstanding – basic	12,160,721	11,383,281	13,069,930	9,298,275
Weighted average Class B common shares outstanding – basic	12,154,174	11,383,281	13,066,638	9,298,275
Dilutive impact of stock options and restricted stock awards	14,305	1,194,520	7,192	1,079,053
Weighted average common shares outstanding – diluted	24,329,200	23,961,082	26,143,760	19,675,603
Net income per share of common stock – diluted	$0.20	$0.03	$0.26	$0.15

(1)
The dilutive impact of subsidiary stock-based awards on the Company’s reported net income is recorded as an adjustment to net income for the three and six months ended June 30, 2017, for the purposes of calculating income per share. There is no adjustment to the three and six months ended June 30, 2016 because the reverse acquisition of Turning Point by SDOI did not occur until June 1, 2017.

The following outstanding securities at June 30, 2017 have been excluded from the computation of diluted weighted average shares outstanding, as they are anti-dilutive:

June 30, 2017
Stock options	12,063

Note 15. Segment Information

In accordance with ASC 280, Segment Reporting, the Company has three reportable segments, (1) Smokeless products; (2) Smoking products; and (3) NewGen products. The smokeless products segment: (a) manufactures and markets moist snuff and (b) contracts for and markets chewing tobacco products. The smoking products segment: (a) imports and markets cigarette papers, tubes and related products and (b) imports and markets finished cigars and MYO cigar wraps. The NewGen products segment (a) markets e-cigarettes, e-liquids, vaporizers and other related products and (b) distributes a wide assortment of vaping products to non-traditional retail outlets. The Company’s smoking and smokeless products are distributed primarily through wholesale distributors in the United States. The Other segment includes the results of operations of SDOI, assets of the Company not assigned to the three reportable segments and Elimination includes the elimination of intercompany accounts between segments.

The accounting policies of these segments are the same as those of the Company. Segment data includes a charge allocating corporate costs to the three reportable segments based on their respective net sales. The Company evaluates the performance of its segments and allocates resources to them based on operating income.

The tables below present financial information about reported segments:

For the three months ended	June 30, 2017	June 30, 2016

Net Sales
Smokeless Products	$22,021	$21,691
Smoking Products	27,019	26,789
NewGen Products	23,046	3,101
	$72,086	$51,581

Operating Income
Smokeless Products	$5,433	$4,843
Smoking Products	7,138	7,206
NewGen Products	938	(644)
Other	(393)	(629)
	$13,116	$10,776

Interest expense	(4,046)	(6,876)
Investment income	98	332
Loss on extinguishment of debt	-	(2,824)

Income before income taxes	$9,168	$1,408

Capital Expenditures
Smokeless Products	$154	$405
NewGen Products	45	-
	$199	$405
Depreciation and amortization
Smokeless products	$352	$293
NewGen Products	241	-
	$593	$293

For the six months ended	June 30, 2017	June 30, 2016

Net Sales
Smokeless Products	$42,269	$40,030
Smoking Products	54,196	54,674
NewGen Products	42,409	6,743
	$138,874	$101,447

Operating Income
Smokeless Products	$8,870	$8,402
Smoking Products	13,692	14,746
NewGen Products	1,850	(528)
Other	(539)	(935)
	$23,873	$21,685

Interest expense	(8,979)	(15,338)
Investment income	212	332
Loss on extinguishment of debt	(6,116)	(2,824)

Income before income taxes	$8,990	$3,855

Capital Expenditures
Smokeless Products	$520	$734
NewGen Products	47	125
	$567	$859
Depreciation and amortization
Smokeless products	$704	$586
NewGen Products	418	-
	$1,122	$586

	June 30, 2017	December 31, 2016

Assets
Smokeless Products	$88,207	85,559
Smoking Products	150,267	150,498
NewGen Products	44,914	39,416
Other (1)	26,914	9,547
	$310,302	$285,020

(1)	“Other” includes assets that are not assigned to our three reportable segments, such as assets of SDOI and Turning Point deferred taxes. All goodwill has been allocated to reportable segments.

Net Sales - Domestic and Foreign
(in thousands)

The tables below present financial information about domestic and foreign net sales for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended
	June 30, 2017	June 30, 2016
Domestic	$69,355	$49,126
Foreign	2,731	2,455
Net Sales	$72,086	$51,581

	Six Months Ended
	June 30, 2017	June 30, 2016
Domestic	$133,726	$96,100
Foreign	5,148	5,347
Net Sales	$138,874	$101,447

Note 16. Subsequent Events

On July 3, 2017, the Company acquired assets consisting of five billboards located in several counties near Austin, Texas for consideration of $0.3 million.

On November 23, 2016, the Company and Interboro LLC (“Interboro”) entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”). Pursuant to the Stock Purchase Agreement, the Company will acquire all of the outstanding capital stock of Interboro for a cash purchase price of $2.5 million, subject to adjustment as provided in the Stock Purchase Agreement. Under the name Maidstone Insurance Company, Interboro offers personal automobile insurance, primarily in the State of New York. The consummation of the transaction is pending receipt of regulatory approvals.

Cautionary Note Regarding Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements reflecting the current expectations of Special Diversified Opportunities Inc. and its subsidiaries (the “Company” or “SDOI”). In addition, when used in this quarterly report, the words “anticipate,” “enable,” “estimate,” “intend,” “expect,” “believe,” “potential,” “may,” “will,” “should,” “project” and similar expressions as they relate to the Company are intended to identify said forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, which may cause actual results to differ from those anticipated at this time. Such risks and uncertainties include the factors described below under Item 1A of Part II of this Form 10-Q and other reports filed with the Securities and Exchange Commission from time to time, as well as:

•	declining sales of tobacco products, and expected continuing decline of sales, in the tobacco industry overall;
•	our dependence on a small number of third-party suppliers and producers;
•	the possibility that we will be unable to identify or contract with new suppliers or producers in the event of a supply or product disruption;
•	the possibility that our licenses to use certain brands or trademarks will be terminated, challenged or restricted;
•	failure to maintain consumer brand recognition and loyalty of our customers;
•	substantial and increasing U.S. regulation;
•	regulation of our products by FDA, which has broad regulatory powers;
•	uncertainty related to the regulation and taxation of our NewGen products;
•	possible significant increases in federal, state and local municipal tobacco-related taxes;
•	possible increasing international control and regulation;
•	our reliance on relationships with several large retailers and national chains for distribution of our products;
•	intense competition and our ability to compete effectively;
•	significant potential product liability litigation;
•	our distribution of foreign-made vapor products from manufacturers from whom we may have no recourse in the event of significant product liability exposure;
•	the scientific community’s lack of information regarding the long-term health effects of electronic cigarettes, vaporizer and e-liquid use;
•	our amount of indebtedness;
•	the terms of our credit facilities, which may restrict our current and future operations;
•	competition from illicit sources;
•	our reliance on information technology;
•	security and privacy breaches;
•	contamination of our tobacco supply or products;
•	infringement on our intellectual property;
•	third-party claims that we infringe on their intellectual property;
•	concentration of business with large customers;
•	failure to manage our growth;
•	failure to successfully integrate our acquisitions or otherwise be unable to benefit from pursuing acquisitions;
•	failure to achieve the expected benefits of the VaporBeast acquisition and to integrate VaporBeast’s operations with ours;
•	fluctuations in our results;
•	exchange rate fluctuations;
•	adverse U.S. and global economic conditions;
•	failure to comply with certain regulations;
•	departure of key management personnel or our inability to attract and retain talent;
•	decrease in value of our deferred tax assets;

•	imposition of significant tariffs on imports into the U.S.;
•	reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors, potentially decreasing our stock price;
•	failure to maintain our status as an emerging growth company before the five-year maximum time period a company may retain such status;
•	our principal stockholders will be able to exert significant influence over matters submitted to our stockholders and may take certain actions to prevent takeovers;
•
our certificate of incorporation and bylaws, as well as Delaware law and certain regulations, could discourage or prohibit acquisition bids or merger proposals, which may adversely affect the market price of our common stock;

•
our certificate of incorporation limits the ownership of our common stock by individuals and entities that are Restricted Investors. These restrictions may affect the liquidity of our common stock and may result in Restricted Investors being required to sell or redeem their shares at a loss or relinquish their voting, dividend and distribution rights;

•
future sales of our common stock in the public market could reduce our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute your ownership in us; and

•	we may issue preferred stock whose terms could adversely affect the voting power or value of our common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of the historical financial condition and results of operations in conjunction with our interim condensed consolidated financial statements and accompanying notes, which are included elsewhere in this Quarterly Report on Form 10-Q and with Amendment No. 4 to the Company’s Form S-4, filed with the Commission on May 4, 2017. In addition, this discussion includes forward-looking statements that are subject to risks and uncertainties that may result in actual results differing from statements we make. See “Cautionary Note Regarding Forward-Looking Statements.” Factors that could cause actual results to differ include those risks and uncertainties that are discussed in “Risk Factors” in Amendment No. 4 to the Company’s Form S-4, filed with the Commission on May 4, 2017.

The following discussion relates to the interim unaudited financial statements of the Company included elsewhere in this Quarterly Report on Form 10-Q. In this discussion, unless the context requires otherwise, references to “our Company” “we,” “our,” or “us” refer to Standard Diversified Opportunities Inc. and our consolidated subsidiaries. References to “SDOI” refer to Standard Diversified Opportunities Inc. without any of its subsidiaries. Dollars are in thousands, except where designated and per share data.  Many of the amounts and percentages in this discussion have been rounded for convenience of presentation.

Overview

We are a holding company. Our subsidiaries are engaged in the following lines of business:

•	Other tobacco products (Turning Point Brands, Inc. (“Turning Point”), a 52.1% owned subsidiary); and
•	Outdoor advertising (Standard Outdoor Southwest, LLC (“Standard Outdoor”), a wholly owned subsidiary), beginning in July 2017

Turning Point is a leading independent provider of Other Tobacco Products (“OTP”) in the U.S. Turning Point sells a wide range of products across the OTP spectrum, including moist snuff tobacco (“MST”), loose leaf chewing tobacco, premium cigarette papers, make-your-own (“MYO”) cigar wraps, cigars, liquid vapor products and tobacco vaporizer products. Turning Point does not sell cigarettes. Turning Point estimates that the OTP industry generated approximately $10.5 billion in manufacturer revenue in 2016. In contrast to manufactured cigarettes, which have been experiencing declining sales for decades based on data published by the Alcohol and Tobacco Tax and Trade Bureau (“TTB”), the OTP industry is demonstrating increased consumer appeal with low to mid-single digit consumer unit growth as reported by Management Science Associates, Inc. (“MSAi”), a third party analytics and informatics company.

The Company’s reportable segments are (1) smokeless products, which include chewing tobacco and MST, (2) smoking products, which principally include cigarette papers, MYO cigar wraps and cigars, and (3) NewGen products, which include liquid vapor products, tobacco vaporizer products and non-nicotine/non-tobacco products.

Turning Point’s portfolio of brands include some of the most widely recognized names in the OTP industry, such as Zig-Zag®, Beech-Nut®, Stoker’s® and VaporBeast™.

Turning Point generates revenues from the sale of our products primarily to wholesale distributors who in turn resell them to retail operations, as well as from the sale of our products directly to retail operations. Turning Points’s net sales, which include federal excise taxes and FDA fees, consist of gross sales, net of cash discounts, returns, and selling and marketing allowances.

Turning Point’s principal operating expenses include the cost of raw materials used to manufacture the limited number of products which Turning Point manufactures; the cost of finished products, which are purchased goods; federal excise taxes; legal expenses and compensation expenses, including benefits and costs of salaried personnel. Turning Point’s other principal expenses include interest expense and amortization of deferred financing costs and other expenses.

Recent Developments

On June 1, 2017, SDOI consummated a Contribution and Exchange Transaction (“Contribution and Exchange”) to acquire a 52.1% controlling interest in Turning Point Brands, Inc. (“Turning Point”). The transaction was accounted for as a recapitalization or reverse acquisition. Turning Point was the accounting acquirer for financial reporting purposes. Accordingly, the historical financial statements of Turning Point became our historical financial statements, including the comparative prior periods.

Prior to the consummation of the Contribution and Exchange, SDOI amended and restated its certificate of incorporation to provide for, among other things, the reclassification of every 25 shares of its common stock, par value $0.01 per share, into one share of a new class of common stock, par value $0.01 per share, designated as Class A Common Stock (the “Class A Common Stock”) and the authorization for issuance of an additional class of common stock, par value $0.01 per share, of SDOI designated as Class B Common Stock (the “Class B Common Stock”). Prior to the closing of the Contribution and Exchange, SDOI declared a dividend of one share of Class B Common Stock for each outstanding share of Class A Common Stock, payable to holders of record of Class A Common Stock on June 2, 2017. All references in the unaudited condensed consolidated financial statements to the number of shares and per share amounts of common stock have been retroactively restated to reflect the reclassification of common stock, the shares issued in the Contribution and Exchange and the dividend of Class B Common Stock. Refer to Note 3, Acquisitions, for further information. As a result of the consummation of the Contribution and Exchange, SDOI is no longer a shell company.

On July 28, 2017, the U.S. Food and Drug Administration (“FDA”) announced a new direction in regulating tobacco products, including the newly “deemed” markets, such as cigars and vapor products.  FDA stated that it intends to begin several new rulemaking processes, some of which will outline foundational rules governing the premarket application process for the deemed products, including Substantial Equivalence applications and Premarket Tobacco Applications.  Accordingly, the original filing deadlines for newly “deemed” products on the market as of August 8, 2016, have been postponed until August 8, 2021, for “combustible” products (e.g., cigar and pipe), and August 8, 2022, for “non-combustible” products (e.g., vapor products).  No other filing deadlines were altered.  Also noteworthy was that FDA acknowledged a “continuum of risk” among tobacco products, i.e., that certain tobacco products pose a greater risk to individual and public health than others; that it intends to seek public comment on the role that flavors play in attracting youth and the role that flavors may play in helping some smokers switch to potentially less harmful forms of nicotine delivery and that FDA would be increasing its focus on the regulation of cigarette products.

On July 3, 2017, we acquired assets consisting of five billboards located in several counties near Austin, Texas for consideration of $0.3 million.

On June 30, 2017 Turning Point filed a Form S-3 Registration Statement with the Securities and Exchange Commission to provide for the potential to offer up to $200 million in the aggregate of Turning Point’s common stock, preferred stock, depository shares, warrants and units as well as a secondary offering and sale of up to approximately 12.8 million shares of Turning Point common stock by selling shareholders.  Turning Point has no plans to utilize the offering at the present time, however Turning point believes it provides future flexibility as Turning Point continues to drive its strategic organic growth and acquisition initiatives.

In March 2017, Turning Point entered into a strategic partnership with the Hand Media, Inc. dba Vapor Shark (“Vapor Shark”), a leading distributor and manufacturer of premium vaping e-liquids and hardware, with nationwide distribution through independent retail vape shops as well as Vapor Shark retail locations. Through the strategic partnership, Turning Point was given a warrant for all outstanding stock of Vapor Shark in exchange for a commitment to deposit up to $2.5 million. In addition, Turning Point gave the sole shareholder of Vapor Shark an option to purchase the company owned Vapor Shark stores for $1. The shareholder has notified Turning Point of his intent to exercise the option no earlier than January 1, 2018. In April 2017, Turning Point entered into a management agreement with Vapor Shark whereby it gained control of the Vapor Shark operations.  On June 30, 2017, Turning Point exercised the warrant and obtained ownership of 100% of the outstanding shares of Vapor Shark.

In November 2016, a subsidiary of the Turning Point purchased all of the capital stock of Smoke Free Technologies, Inc. d/b/a VaporBeast (“VaporBeast”) for an aggregate purchase price of approximately $27 million. VaporBeast is a leading distributor of liquid vapor products servicing the non-traditional retail channel. Also in November 2016, Turning Point purchased five regional smokeless tobacco brands from Wind River Tobacco Company (“Wind River”) for a purchase price of approximately $2.5 million.

In November 2016, SDOI and Interboro LLC (“Interboro”) entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”). Pursuant to the Stock Purchase Agreement, SDOI will acquire all of the outstanding capital stock of Interboro for a cash purchase price of $2.5 million, subject to adjustment as provided in the Stock Purchase Agreement. Under the name Maidstone Insurance Company, Interboro offers personal automobile insurance, primarily in the State of New York. The consummation of the transaction is pending receipt of regulatory approvals.

In May 2016, Turning Point sold 6,210,000 shares of voting common stock in its IPO (including shares sold pursuant to an underwriters’ option to purchase 810,000 shares to cover over-allotments) at a price of $10.00 per share. The gross proceeds of the IPO totaled $62.1 million.

Segment Information

We operate in three reportable segments, (1) smokeless products; (2) smoking products; and (3) NewGen products. The smokeless products segment: (a) manufactures and markets moist snuff and (b) contracts for and markets chewing tobacco products. The smoking products segment: (a) imports and markets cigarette papers, tubes and related products and (b) imports and markets finished cigars and MYO cigar wraps. The NewGen products segment (a) markets e-cigarettes, e-liquids, vaporizers and other related products and (b) distributes a wide assortment of vaping products to non-traditional retail outlets. The results of operations of SDOI and of Turning Point not allocated to the other three reportable segments are included in Other.

Key Factors Affecting Turning Point’s Results of Operations

Turning Point considers the following factors to be the key factors affecting its results of operations:

•	Its ability to further penetrate markets with its existing products;
•	Its ability to introduce new products and product lines that complement its core business;
•	Decreasing interest in tobacco products among consumers;
•	Price sensitivity in its end-markets;
•	Marketing and promotional initiatives, which cause variability in its results;
•	General economic conditions, including consumer access to disposable income;
•	Cost and increasing regulation of promotional and advertising activities;
•	Cost of complying with regulation;
•	Counterfeit and other illegal products in its end-markets;
•	Currency fluctuations;
•	Its ability to identify attractive acquisition opportunities in OTP; and
•	Its ability to integrate acquisitions.

Critical Accounting Policies and Uses of Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Amendment No. 4 to the Company’s Form S-4, filed with the Commission on May 4, 2017.

Recent Accounting Pronouncements Adopted:

We adopted ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment in Q1 of 2017.  This ASU simplifies the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The adoption of the ASU had no effect on our consolidated financial statements.

We adopted ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory in Q1 of 2017. The amendments in this ASU require entities that measure inventory using the first-in, first-out or average cost methods to measure inventory at the lower of cost and net realizable value. Net realizable value is defined as estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The adoption of this ASU had no effect on our consolidated financial statements.

Recent Accounting Pronouncements:

In May 2014, the FASB issued Accounting Standards Update (“ASU”), ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which delayed the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting year. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption (“modified retrospective method”). We currently expect to apply the modified retrospective method upon adoption. We do not believe the standard will impact our recognition of revenue as we are primarily a distributor of goods; however we continue to assess the potential impacts to other less significant revenue transactions.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases. ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less for which there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities and should recognize lease expense for such leases generally on a straight-line basis over the lease term. Certain qualitative disclosures along with specific quantitative disclosures will be required, so that users are able to understand more about the nature of an entity’s leasing activities. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. At transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients related to the identification and classification of leases that commenced before the effective date of ASU 2016-02. An entity that elects to use the practical expedients will, in effect, continue to account for leases that commenced before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. We are currently evaluating the effect the adoption of this standard will have on our financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 on a retrospective basis. We are currently evaluating the effect the adoption of this standard will have on our financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  This ASU requires that an employer disaggregate the service cost component from the other components of net benefit cost. This ASU also allows only the service cost component of net benefit cost to be eligible for capitalization. ASU 2017-07 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  We are currently evaluating the effect the adoption of this standard will have on our financial statements.

Consolidated Results of Operations

The table and discussion set forth below relate to our consolidated results of operations:

	Three Months Ended June 30,
	2017	2016	% Change
Consolidated Results of Operations Data:
Net sales
Smokeless products	$22,021	$21,691	1.5%
Smoking products	27,019	26,789	0.9%
NewGen products	23,046	3,101	643.2%
Total net sales	72,086	51,581	39.8%
Cost of sales	40,091	26,707	50.1%
Gross profit
Smokeless products	11,538	10,892	5.9%
Smoking products	14,117	13,671	3.3%
NewGen products	6,340	311	1938.6%
Total gross profit	31,995	24,874	28.6%
Selling, general and administrative expenses	18,879	14,098	33.9%
Operating income	13,116	10,776	21.7%
Interest expense	4,046	6,876	-41.1%
Investment income	(98)	(332)	-70.5%
Loss on extinguishment of debt	-	2,824	-100.0%
Income before income taxes	9,168	1,408	551.1%
Income tax expense	(2,795)	(609)	358.9%
Net income	6,373	799	697.6%
Amounts attributable to noncontrolling interests	(1,470)	-
Net income attributable to SDOI	$4,903	$799

	Six Months Ended June 30,
	2017	2016	% Change
Consolidated Results of Operations Data:
Net sales
Smokeless products	$42,269	$40,030	5.6%
Smoking products	54,196	54,674	-0.9%
NewGen products	42,409	6,743	528.9%
Total net sales	138,874	101,447	36.9%
Cost of sales	79,213	51,926	52.5%
Gross profit
Smokeless products	20,792	20,102	3.4%
Smoking products	27,817	27,979	-0.6%
NewGen products	11,052	1,440	667.5%
Total gross profit	59,661	49,521	20.5%
Selling, general and administrative expenses	35,788	27,836	28.6%
Operating income	23,873	21,685	10.1%
Interest expense	8,979	15,338	-41.5%
Investment income	(212)	(332)	-36.1%
Loss on extinguishment of debt	6,116	2,824	116.6%
Income before income taxes	8,990	3,855	133.2%
Income tax expense	(740)	(822)	-10.0%
Consolidated net income	$8,250	$3,033
Amounts attributable to noncontrolling interests	(1,470)	-
Net income attributable to SDOI	$6,780	$3,033

Comparison of the Three Months Ended June 30, 2017 to the Three Months Ended June 30, 2016

Net Sales. For the three months ended June 30, 2017, overall net sales increased to $72.1 million from $51.6 million for the three months ended June 30, 2016, an increase of $20.5 million or 39.8%. For the quarter, volumes increased 35.9% and price/mix increased 3.9%.  This increase was primarily a result of increased net sales in Turning Point’s NewGen segment.

For the three months ended June 30, 2017, net sales in the Smokeless products segment increased to $22.0 million from $21.7 million for the three months ended June 30, 2016, an increase of $0.3 million or 1.5%. Net sales growth was primarily driven by MST.  Smokeless products volume comparisons to the prior year were unfavorably impacted by one less shipping day for the 2017 period, a late second quarter 2016 trade show which resulted in an estimated $1.3 million in sales and the continued industry wide impact associated with the Pennsylvania tax increase.  For the quarter, volume decreased 1.0% and price/mix increased 2.5%.

Year-over-year industry volumes for chewing tobacco declined by approximately 10% in the quarter while MST was up approximately 1% according to MSAi.  Turning Point outpaced the industry in the quarter and grew its MSAi share in both chewing tobacco and MST.

For the three months ended June 30, 2017, net sales in the Smoking products segment increased to $27.0 million from $26.8 million for the three months ended June 30, 2016, an increase of $0.2 million or 0.9%. Net sales were unfavorably impacted by the April 1, 2017 California state excise tax on MYO cigar wraps.  For the quarter, Smoking products volumes decreased 1.9%, while price/mix increased 2.8%.

Effective April 1, 2017, all OTP became subject to the 27.3% California state excise tax.  On July 1, 2017 the tax on all OTP products increased to the new equalized rate of 65.08%.  The excise tax on MYO cigar wraps appears to have adversely impacted category sales, as California industry sales for the quarter were materially lower versus the year ago quarter.  California represents about 5% of industry MYO cigar wraps volume, which generally parallels Turning Point’s volume.  For the second quarter of 2017, California MYO cigar wrap industry sales contracted 17% with Turning Point’s MYO cigar wraps business off more sharply and down 27% versus the year ago quarter.

Total U.S. Industry volumes for cigarette papers increased by low single digits while MYO cigar wraps grew by double-digits, according to MSAi.  Zig-Zag increased its market share versus the year-ago period in cigarette papers and maintained its leading share position in MYO cigar wraps, according to MSAi.

For the three months ended June 30, 2017, net sales in the NewGen products segment increased to $23.0 million from $3.1 million for the three months ended June 30, 2016, an increase of $19.9 million or 643%. Net sales growth was primarily driven by the inclusion of VaporBeast and Vapor Shark for the quarter.  For the quarter, NewGen products volumes increased 621%, while price/mix increased 22%.

Gross Profit. For the three months ended June 30, 2017, overall gross profit increased to $32.0 million from $24.9 million for the three months ended June 30, 2016, an increase of $7.1 million or 28.6%, primarily due to the inclusion of VaporBeast’s and Vapor Shark’s gross profit in 2017.   Gross margin weakened to 44.4% for the three months ended June 30, 2017 from 48.2% for the three months ended June 30, 2016 as a result of the mix impact of VaporBeast’s inherently lower distribution margins.

For the three months ended June 30, 2017, gross profit in the Smokeless products segment increased to $11.5 million from $10.9 million for the three months ended June 30, 2016, an increase of $0.6 million or 5.9%.  Gross profit as a percentage of net sales increased to 52.4% of net sales for the three months ended June 30, 2017, from 50.2% of net sales for the three months ended June 30, 2016.

For the three months ended June 30, 2017, gross profit in the Smoking products segment increased to $14.1 million from $13.7 million for the three months ended June 30, 2016, an increase of $0.4 million or 3.3%.  Gross profit as a percentage of net sales increased to 52.2% of net sales for the three months ended June 30, 2017, from 51.0% of net sales for the three months ended June 30, 2016.

For the three months ended June 30, 2017, gross profit in the NewGen products segment increased to $6.3 million from $0.3 million for the three months ended June 30, 2016, an increase of $6.0 million or 1939%, primarily as a result of the inclusion of VaporBeast in 2017. Gross profit as a percentage of net sales increased to 27.5% of net sales for the three months ended June 30, 2017, from 10.0% of net sales for the three months ended June 30, 2016.

Selling, General and Administrative Expenses. For the three months ended June 30, 2017, selling, general and administrative expenses increased to $18.9 million from $14.1 million for the three months ended June 30, 2016, an increase of $4.8 million or 33.9%, due primarily to the inclusion of selling, general and administrative expenses (“SG&A”) from VaporBeast and Vapor Shark in this year’s quarter and strategic acquisition expenses, as well as the operating expenses of SDOI from its June 1, 2017 acquisition date.

Interest Expense. For the three months ended June 30, 2017, interest expense decreased to $4.0 million from $6.9 million for the three months ended June 30, 2016 primarily as a result of retiring certain debt in the second quarter of 2016 with proceeds from Turning Point’s IPO coupled with lower interest rates as a result of Turning Point’s February 2017 debt refinancing.

Income Tax Expense.  Turning Point’s income tax expense of $2.8 million for the three months ended June 30, 2017 is lower than expected based on Turning Point’s estimated annual effective tax rate as a result of discrete tax benefits from the exercise of stock options of $1.6 million during the quarter. Turning Point’s income tax expense for the three months ended June 30, 2016 does not bear the normal relationship to income before income taxes because of net operating loss carryforwards which were utilized and were partially offset by certain minimum state income taxes.

Investment Income. In the second quarter of 2016, Turning Point began to invest the MSA escrow deposits.  For the three months ended June 30, 2017, investment income was $0.1 million relating to these investments, as well as investment income relating to SDOI’s cash and cash equivalents, and $0.3 million for the three months ended June 30, 2016.

Loss on Extinguishment of Debt.  For the three months ended June 30, 2016, loss on extinguishment of debt was $2.8 million as the result of retiring certain debt with proceeds from Turning Point’s IPO.

Consolidated Net Income. Due to the factors described above, net income for the three months ended June 30, 2017 and 2016 was $6.4 million and $0.8 million, respectively.

Amounts Attributable to Noncontrolling Interests. Amounts attributable to noncontrolling interests of $1.5 million for the three months ended June 30, 2017 is related to the shareholders of Turning Point who did not exchange their shares of common stock for SDOI in the Contribution and Exchange transaction and Turning Point’s VIE Vapor Shark.

Net Income Attributable to SDOI. Due to the factors described above, net income for the three months ended June 30, 2017 and 2016 was $4.9 million and $0.8 million, respectively.

Comparison of the Six Months Ended June 30, 2017 to the Six Months Ended June 30, 2016

Net Sales. For the six months ended June 30, 2017, overall net sales increased to $138.9 million from $101.4 million for the six months ended June 30, 2016, an increase of $37.4 million or 36.9%. For the six months ended June 30, 2017, volumes increased 33.1% and price/mix increased 3.8%.  This increase was a result of increases in the Smokeless products and NewGen products segments, partially offset by a decrease in net sales in the Smoking products segment.

For the six months ended June 30, 2017, net sales in the Smokeless products segment increased to $42.3 million from $40.0 million for the six months ended June 30, 2016, an increase of $2.2 million or 5.6%. Net sales growth was primarily driven by MST.  Smokeless products volume comparisons to the prior year were unfavorably impacted by one less shipping day for the 2017 period, a late second quarter 2016 trade show which resulted in an estimated $1.3 million in sales and the continued industry wide impact associated with the Pennsylvania tax increase.  For the six months, volume increased 1.6% and price/mix increased 4.1%.

Year-over-year industry volumes for chewing tobacco declined by approximately 8% in the six months while MST was flat according to MSAi.  Turning Point outpaced the industry in the six months and grew its MSAi share in both chewing tobacco and MST.

For the six months ended June 30, 2017, net sales in the Smoking products segment decreased to $54.2 million from $54.7 million for the six months ended June 30, 2016, a decrease of $0.5 million or 0.9%. Net sales were unfavorably impacted by the California state excise tax on MYO cigar wraps.  For the six months ended June 30, 2017, Smoking products volumes decreased 3.0%, while price/mix increased 2.1%.

As previously discussed, effective April 1, 2017 OTP became subject to the 27.3% California state excise tax.  On July 1, 2017 the tax on all OTP products increased to the new equalized rate of 65.08%.  The new excise tax on MYO cigar wraps appears to have adversely impacted category sales, as California industry sales for the quarter were materially lower versus year-ago.  California represents about 5% of industry MYO cigar wraps volume and generally parallels Turning Point’s volume.

Total U.S. Industry volumes for cigarette papers declined by mid-single digits while MYO cigar wraps grew by double digits, according to MSAi.  Zig-Zag increased its market share versus the year-ago period in cigarette papers and held an 81% share in MYO cigar wraps, according to MSAi.

For the six months ended June 30, 2017, net sales in the NewGen products segment increased to $42.4 million from $6.7 million for the six months ended June 30, 2016, an increase of $35.7 million or 529%. Net sales growth was primarily driven by the inclusion of VaporBeast in the six month period and Vapor Shark in the second quarter of 2017.  For the six months ended June 30, 2017, NewGen products volumes increased 513%, while price/mix increased 16%.

Gross Profit. For the six months ended June 30, 2017, overall gross profit increased to $59.7 million from $49.5 million for the six months ended June 30, 2016, an increase of $10.1 million or 20.5%, primarily due to the inclusion of six months of VaporBeast gross profit and three months of Vapor Shark gross profit.   Gross margin weakened to 43.0% for the six months ended June 30, 2017 from 48.8% for the six months ended June 30, 2016 as a result of the mix impact of VaporBeast’s inherently lower distribution margins.

For the six months ended June 30, 2017, gross profit in the Smokeless products segment increased to $20.8 million from $20.1 million for the six months ended June 30, 2016, an increase of $0.7 million or 3.4%.  Gross profit as a percentage of net sales decreased to 49.2% of net sales for the six months ended June 30, 2017, from 50.2% of net sales for the six months ended June 30, 2016.

For the six months ended June 30, 2017, gross profit in the Smoking products segment decreased to $27.8 million from $28.0 million for the six months ended June 30, 2016, a decrease of $0.2 million or 0.6%.  Gross profit as a percentage of net sales increased to 51.3% of net sales for the six months ended June 30, 2017, from 51.2% of net sales for the six months ended June 30, 2016.

For the six months ended June 30, 2017, gross profit in the NewGen products segment increased to $11.1 million from $1.4 million for the six months ended June 30, 2016, an increase of $9.6 million or 667.5%. Gross profit as a percentage of net sales increased to 26.1% of net sales for the six months ended June 30, 2017, from 21.4% of net sales for the six months ended June 30, 2016.

Selling, General and Administrative Expenses. For the six months ended June 30, 2017, selling, general and administrative expenses increased to $35.8 million from $27.8 million for the six months ended June 30, 2016, an increase of $8.0 million or 28.6%, due primarily to the inclusion of six months of VaporBeast’s SG&A, Vapor Shark’s SG&A for the second quarter of 2017, and strategic acquisition expenses, , as well as the operating expenses of SDOI from its June 1, 2017 acquisition date.

Interest Expense. For the six months ended June 30, 2017, interest expense decreased to $9.0 million from $15.3 million for the six months ended June 30, 2016 primarily as a result of retiring certain debt in the second quarter of 2016 with proceeds from Turning Point’s IPO coupled with lower rates from the February 2017 debt refinancing.

Income Tax Expense.  The Company’s income tax expense for the six months ended June 30, 2017 is lower than expected based on our estimated annual effective tax rate as a result of discrete tax benefits of $3.6 million from the exercise of stock options during the six month period. Turning Point’s income tax expense for the six months ended June 30, 2016 does not bear the normal relationship to income before income taxes because of net operating loss carryforwards which were utilized and were partially offset by certain minimum state income taxes.

Investment Income. In the second quarter of 2016, Turning Point began to invest the MSA escrow deposits.  For the six months ended June 30, 2017, investment income was $0.2 million relating to these investments, as well as investment income relating to SDOI’s cash and cash equivalents,  and $0.3 million for the six months ended June 30, 2016.

Loss on Extinguishment of Debt.  For the six months ended June 30, 2017, loss on extinguishment of debt was $6.1 million as the result of refinancing Turning Point’s credit facility in the first quarter of 2017.  For the six months ended June 30, 2016, loss on extinguishment of debt was $2.8 million as the result of retiring certain debt with proceeds from Turning Point’s IPO.

Consolidated Net Income. Due to the factors described above, net income for the six months ended June 30, 2017 and 2016 was $8.3 million and $3.0 million, respectively.

Amounts Attributable to Noncontrolling Interests. Amounts attributable to noncontrolling interests of $1.5 million for the six months ended June 30, 2017 is related to the shareholders of Turning Point who did not exchange their shares of common stock for SDOI in the Contribution and Exchange transaction and Turning Point’s VIE Vapor Shark.

Net Income Attributable to SDOI. Due to the factors described above, net income for the six months ended June 30, 2017 and 2016 was $6.8 million and $3.0 million, respectively.

Liquidity and Capital Reserves

SDOI

SDOI cash and cash equivalents totaled $18.8 million at June 30, 2017. From June 1, 2017, the date of the reverse acquisition, we had cash outflows of $1.4 million primarily relating to payments of accrued liabilities. Future uses of our cash may include investing in our subsidiaries and new acquisitions.

Common Stock Repurchase Program

On June 29, 2017, our Board of Directors authorized a program to repurchase over a period of twelve months shares of our Class A Common Stock or Class B Common Stock, par value $0.01 per share, constituting, in the aggregate, up to 5% of the outstanding shares of Common Stock. The program was effective immediately. Shares of the Common Stock may be repurchased in the open market or through negotiated transactions. The program may be terminated or suspended at any time at the discretion of the Company.

The time of purchases and the exact number of shares to be purchased, if any, will depend on market conditions. The repurchase program does not include specific price targets or timetables. We intend to finance the purchases using available working capital. As of the date of this report, no repurchases of common stock have been made by us.

Turning Point Brands

Turning Point’s principal uses for cash are working capital, debt service, capital expenditures and acquisitions. Turning Point believe that its cash flows from operations and borrowing availability under the 2017 Revolving Credit Facility (as defined herein) are adequate to satisfy Turning Point’s operating cash requirements for the foreseeable future.

Turning Point had working capital, which is defined as current assets less current liabilities, of $28.7 million at June 30, 2017 compared to working capital of $37.3 million at December 31, 2016. This decrease is primarily the result of an increase in short-term borrowings from the February 2017 debt refinancing offset by an increase in inventory and a decrease in accrued liabilities.

	June 30, 2017	December 31, 2016
Current Assets	$83,504	$78,856
Current Liabilities	54,783	41,567

Working Capital	$28,721	$37,289

Cash Flows From Operating Activities

The following table sets out the principal components of cash flows from operating activities:

	Six Months Ended
	June 30, 2017	June 30, 2016
Cash flows from operating activities:
Consolidated net income	$8,760	$3,033
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on extinguishment of debt	6,116	2,824
Gain on sale of property, plant and equipment	17	-
Depreciation expense	771	586
Amortization of deferred financing costs	530	719
Amortization of original issue discount	66	459
Amortization of other intangible assets	351	-
Interest incurred but not paid on PIK Toggle Notes	-	3,422
Interest incurred but not paid on 7% Senior Notes	-	329
Interest paid on PIK Toggle Notes	-	(9,893)
Deferred income taxes	371	50
Stock-based compensation expense	272	46
Changes in operating assets and liabilities:
Accounts receivable	(621)	(1,269)
Inventories	(4,035)	(7,417)
Other current assets	612	943
Other assets	(72)	(62)
Accounts payable	(629)	1,234
Accrued pension liabilities	96	131
Accrued postretirement liabilities	(3)	(59)
Accrued expenses and other	(6,236)	(4,188)
Net cash provided by (used in) operating activities	$6,366	$(9,112)

For the six months ended June 30, 2017, net cash provided by operating activities was $6.4 million compared to net cash used in operating activities of $9.1 million for the six months ended June 30, 2016, an increase of $15.5 million primarily due to interest paid on PIK Toggle Notes in 2016 as a result of Turning Point’s IPO and improved income in 2017.

Cash Flows from Investing Activities

The following table sets out the principal components of cash flows from investing activities:

	Six Months Ended
	June 30, 2017	June 30, 2016
Cash flows from investing activities:
Acquisitions, net of cash acquired	$268	$-
Capital expenditures	(567)	(859)
Net cash provided used in investing activities	$(299)	$(859)

For the six months ended June 30, 2017, net cash used in investing activities was $0.3 million compared to net cash used in investing activities of $0.9 million for the six months ended June 30, 2016, a decrease of $0.6 million primarily due to lower capital expenditures in the six months ended June 30, 2017.

Cash Flows from Financing Activities

The following table sets out the principal components of cash flows from financing activities:

	Six Months Ended
	June 30, 2017	June 30, 2016
Cash flows from financing activities:
Proceeds from 2017 revolving credit facility	$25,000	$-
Proceeds from 2017 first lien term loans	145,000	-
Proceeds from 2017 second lien term loan	55,000	-
Payments of 2017 first lien term loans	(1,462)	-
Payment of financing costs	(4,765)	(200)
Proceeds from (payments of) old revolving credit facility	(15,083)	6,603
Payment of first lien term loan	(147,362)	(3,563)
Payment of second lien term loan	(60,000)	(20,000)
Payments of Vapor Shark loans	(1,867)	-
Prepaid equity issuance costs	(164)	-
Payment of PIK Toggle Notes	-	(24,107)
Redemption of subsidiary options	-	(661)
Redemption of subsidiary warrants	-	(5,500)
Exercise of options	1,097	8
Redemption of options	(1,636)	-
Surrender of options	(1,000)	-
Proceeds from issuance of stock	-	56,168
Distribution to noncontrolling interest	(4)	-
Net cash provided by (used in) financing activities	$(7,246)	$8,748

For the six months ended June 30, 2017, net cash used in financing activities was $7.2 million compared with net cash provided by financing activities of $8.7 million for the six months ended June 30, 2016, a decrease of $16.0 million, primarily due to proceeds from Turning Point’s IPO in 2016 and payments relating to Turning Point’sdebt refinancing in 2017.

Long-Term Debt

On February 17, 2017, Turning Point and its wholly-owned subsidiary, NATC Holding Company, Inc. (“NATC”), entered into a new $250 million secured credit facility, comprised of (i) a First Lien Credit Facility with Fifth Third Bank, as administrative agent, and other lenders (the “2017 First Lien Credit Facility”), and (ii) a Second Lien Credit Facility with Prospect Capital Corporation, as administrative agent, and other lenders (the “2017 Second Lien Credit Facility,” and together with the 2017 First Lien Credit Facility, the “2017 Credit Facility”). Turning Point used the proceeds of the 2017 Credit Facility to repay in full Turning Point’s First Lien Term Loan, Second Lien Term Loan, Revolving Credit Facility and to pay related fees and expenses.

The 2017 Credit Facility contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts and change in control defaults. The 2017 Credit Facility also contains certain negative covenants customary for facilities of these types including, covenants that, subject to exceptions described in the 2017 Credit Facility, restricts the ability of Turning Point and its subsidiary guarantors: (i) to pledge assets; (ii) to incur additional indebtedness; (iii) to pay dividends; (iv) to make distributions; (v) to sell assets; and (vi) to make investments.

As of June 30, 2017, Turning Point was in compliance with the financial and restrictive covenants in its existing debt instruments. The following table provides outstanding balances under the Turning Point debt instruments.

	June 30, 2017	December 31, 2016
2017 Revolving Credit Facility	$25,000	$-
2017 First Lien First Out Term Loan	108,625	-
2017 First Lien Second Out Term Loan	34,913	-
2017 Second Lien Term Loan	55,000	-
Notes payable - VaporBeast	2,000	2,000
Revolving Credit Facility	-	15,034
First Lien Term Loan	-	146,451
Second Lien Term Loan	-	59,128
	225,538	222,613
Less deferred financing charges	(3,953)	(4,388)
Less revolving credit facility	(25,000)	(15,034)
Less current maturities of long-term debt	(7,850)	(1,650)
Notes payable and long-term debt	$188,735	$201,541

2017 First Lien Credit Facility

The 2017 First Lien Credit Facility consists of: (i) a $50 million revolving credit facility (the “2017 Revolving Credit Facility”); (ii) a $110 million first out term loan facility (the “2017 First Out Term Loan”), and (iii) a $35 million second out term loan facility (the “2017 Second Out Term Loan”), which will be repaid in full only after repayment in full of the 2017 First Out Term Loan. The 2017 First Lien Credit Facility also includes an accordion feature that allows Turning Point to borrow up to an additional $40 million upon the satisfaction of certain conditions, including obtaining commitments from one or more lenders. Borrowings under the 2017 Revolving Credit Facility may be used for general corporate purposes, including acquisitions.

The 2017 First Out Term Loan and the 2017 Revolving Credit Facility have a maturity date of February 17, 2022, and the 2017 Second Out Term Loan has a maturity date of May 17, 2022. The 2017 First Out Term Loan and the 2017 Revolving Credit Facility bear interest at LIBOR plus a spread of 2.5% to 3.5% based on Turning Point’s senior leverage ratio. The 2017 First Out Term Loan has quarterly required payments of $1.4 million beginning June 30, 2017 increasing to $2.1 million on June 30, 2019 and increasing to $2.8 million on June 30, 2021. The 2017 Second Out Term Loan bears interest at LIBOR plus 6% (subject to a floor of 1.00%). The 2017 Second Out Term Loan has quarterly required payments of $0.1 million beginning June 30, 2017. The 2017 First Lien Credit Facility contains certain financial covenants, including maximum senior leverage ratio of 3.75x with step-downs to 3.00x, a maximum total leverage ratio of 4.75x with step-downs to 4.00x, and a minimum fixed charge coverage ratio of 1.20x.  The weighted average interest rate at June 30, 2017 on the 2017 Revolving Credit Facility was 5.2%. The weighted average interest rate at June 30, 2017 on the 2017 First Out Term Loan was 4.5%.  The weighted average interest rate at June 30, 2017 on the 2017 Second Out Term Loan was 7.3%.

2017 Second Lien Credit Facility

The 2017 Second Lien Credit Facility consists of a $55 million second lien term loan (the “2017 Second Lien Term Loan”) having a maturity date of August 17, 2022. The 2017 Second Lien Term Loan bears interest at a fixed rate of 11%. The 2017 Second Lien Credit Facility contains certain financial covenants, including a maximum senior leverage ratio of 4.25x with step-downs to 3.50x, a maximum total leverage ratio of 5.25x with step-downs to 4.50x, and a minimum fixed charge coverage ratio of 1.10x.

Note Payable – VaporBeast

On November 30, 2016, Turning Point issued a note payable to VaporBeast’s shareholders (“VaporBeast Note.”) The VaporBeast Note is $2.0 million principal with 6% interest compounded monthly and matures on May 30, 2018.

The VaporBeast Note may be prepaid at any time without penalty and is subject to a late payment penalty of 5% and a default rate of 13% per annum. The VaporBeast Note is subject to customary defaults, including defaults for nonpayment, nonperformance, any material breach under the purchase agreement and bankruptcy or insolvency.

First Lien Term Loan

All of NATC’s subsidiaries, as well as Turning Point and NATC Holding, were guarantors under the First Lien Term Loan.  Turning Point Brands, LLC and its subsidiary were not guarantors of the First Lien Term Loan. The First Lien Term Loan was secured by a first priority lien on substantially all of the assets of the borrowers and the guarantors thereunder, including a pledge of the capital stock of NATC and its subsidiaries held by NATC Holding, NATC or any guarantor, other than certain excluded assets.  The loans designated as LIBOR rate loans bore interest at LIBOR Rate then in effect (but not less than 1.25%) plus 6.50% and the loans designated as base rate loans bore interest at the (i) highest of (A) the Prime Rate, (B) the Federal Funds Rate plus 0.50%, (C) LIBOR for an interest period of one month plus 1.00% and (D) 2.25% per year plus (ii) 5.50%. The First Lien Term Loan was paid in full with the proceeds from the February 2017 refinancing.

Second Lien Term Loan

The Second Lien Term Loan had the benefit of a second priority security interest in the Collateral and was guaranteed by the same entities as the First Lien Term Loan.

Under the Second Lien Term Loan the loans designated as LIBOR rate loans bore interest at the LIBOR Rate then in effect (but not less than 1.25%) plus 10.25% and the loans designated as base rate loans bore interest at (i) the highest of (A) the Prime Rate, (B) the Federal Funds Rate plus 0.50%, (C) LIBOR for an interest period of one month plus 1.00% and (D) 2.25% per year plus (ii) 9.25%.  The Second Lien Credit Agreement was paid in full with the proceeds from the February 2017 refinancing.

Revolving Credit Facility

The Revolving Credit Facility provided for aggregate commitments of up to $40 million, subject to a borrowing base, which was calculated as the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (A) the product of 70% multiplied by the value of  eligible inventory  and (B) the product of 85% multiplied by the net recovery percentage identified in the most recent inventory appraisal multiplied by the value of eligible inventory, plus (iii) the lesser of (A) the product of 75% multiplied by the value of eligible inventory and (B) the product of 85% multiplied by the net recovery percentage identified in the most recent inventory appraisal multiplied by the value of the eligible finished goods inventory, minus (iv) the aggregate amount of reserves established by the administrative agent. The outstanding balance on the Revolving Credit Facility was paid in full with the proceeds from the February 2017 refinancing.

Off-balance Sheet Arrangements

As of June 30, 2017, Turning Point had no forward contracts outstanding.  As of December 31, 2016, Turning Point had forward contracts for the purchase of €4.9 million. The effect of a hypothetical 10% change in Euro and US exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

Contractual Obligations

As of June 30, 2017, there had been no material changes outside the ordinary course to our contractual obligations with the exception of our long-term debt obligations, due to Turning Point’s refinancing (see Long-Term Debt), from December 31, 2016 as described in the Company’s public filings with the SEC including, without limitation, Amendment No. 4 to the Company’s Form S-4, filed with the Securities and Exchange Commission on May 4, 2017.

The following tables reflect the long-term debt obligations as of June 30, 2017 and December 31, 2016.

	Payments due by period as of June 30, 2017
Long-Term Debt Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Long-term debt obligations, including interest	$291,378	$47,759	$41,598	$146,265	$55,756

	Payments due by period as of December 31, 2016
Long-Term Debt Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Long-term debt obligations, including interest	$288,837	$39,380	$44,477	$204,980	$-

Inflation

We believe that any effect of inflation at current levels will be minimal. Historically, we have been able to increase prices at a rate equal to or greater than that of inflation and believe that we will continue to be able to do so for the foreseeable future. In addition, we have been able to maintain a relatively stable variable cost structure for our products due, in part, to our successful procurement activities with regard to our tobacco products and, in part, to our existing contractual agreement for the purchase of our premium cigarette papers.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Sensitivity

There have been no material changes in our exposure to market risk during the six months ended June 30, 2017. Please refer to our “Quantitative and Qualitative Disclosures about Market Risk” included in Amendment No. 4 to the Company’s Form S-4, filed with the Commission on May 4, 2017.

Credit Risk

There have been no material changes in our exposure to market risk during the six months ended June 30, 2017. Please refer to our “Quantitative and Qualitative Disclosures about Market Risk” included in Amendment No. 4 to the Company’s Form S-4, filed with the Commission on May 4, 2017.

Interest Rate Sensitivity

There have been no material changes in our exposure to market risk during the six months ended June 30, 2017. Please refer to our “Quantitative and Qualitative Disclosures about Market Risk” included in Amendment No. 4 to the Company’s Form S-4, filed with the Commission on May 4, 2017.

Item 4.	Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Act”)) as of June 30, 2017. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is: (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

As discussed above, on June 1, 2017, SDOI consummated a Contribution and Exchange Transaction to acquire a 52.1% controlling interest in Turning Point. The transaction was accounted for as a reverse acquisition in accordance with Accounting Standards Codification 805, Business Combinations (“ASC 805”). Turning Point was the accounting acquirer and SDOI was the accounting acquiree for financial reporting purposes. Accordingly, the historical financial statements of Turning Point became the Company’s historical financial statements, including the comparative prior periods.  The results of operations of SDOI, the accounting acquiree in the reverse acquisition, are included in the results of operations of the consolidated company beginning on June 1, 2017.

As a result of the Contribution and Exchange Transaction, the internal control over financial reporting utilized by Turning Point prior to the Contribution and Exchange became a significant component of the internal control over financial reporting of our company, and we are currently in the process of evaluating and integrating our internal controls.

On June 1, 2017, our Chief Financial Officer resigned and we hired an interim Chief Financial Officer to perform such services until a new Chief Financial Officer is retained.

During the quarter ended June 30, 2017, other than continuing changes to our internal control processes resulting from the reverse acquisition and the interim Chief Financial Officer as discussed above, there have been no material changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in various claims and actions that arise in the normal course of business. While the outcome of these legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of the proceedings should not have a material adverse effect on our financial position, results of operations or cash flows of the Company.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” included in Amendment No. 4 to the Company’s Form S-4, filed with the Commission on May 4, 2017. There have been no material changes to the Turning Point Risk Factors set forth in Turning Point’s 2016 Annual Report on Form 10-K, except as set forth below.

SDOI

We may not be successful in identifying any additional suitable acquisition or investment opportunities.

The successful implementation of our business strategy depends on our ability to identify and consummate suitable acquisitions or other investment opportunities. However, to date we have only been able to identify a limited number of such opportunities. There is no assurance that we will be successful in identifying or consummating any additional suitable acquisitions and certain acquisition opportunities may be limited or prohibited by applicable regulatory regimes. Even if we do complete other acquisitions or business combinations, there is no assurance that they will be successful in enhancing our business or our financial condition. In addition, other acquisitions could divert a substantial amount of our management time and may be difficult for us to integrate, which could adversely affect management’s ability to identify and consummate other investment opportunities. The failure to identify or successfully integrate future acquisitions and investment opportunities could have a material adverse effect on our results of operations and financial condition.

Because we face significant competition for acquisition and investment opportunities, including from numerous companies with a business plan similar to ours, it may be difficult for us to fully execute our business strategy. We expect to encounter intense competition for acquisition and investment opportunities from both strategic investors and other entities having a business objective similar to ours, such as private investors (which may be individuals or investment partnerships), blank check companies, and other entities, domestic and international, competing for the type of businesses that we may intend to acquire. Many of these competitors possess greater technical, human and other resources, or more local industry knowledge, or greater access to capital, than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. These factors may place us at a competitive disadvantage in successfully completing future acquisitions and investments.

In addition, while we believe that there are numerous target businesses that we could potentially acquire or invest in, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing acquisition and investment opportunities.

We are precluded from competing in certain areas of the life sciences business for five years following the consummation of an asset sale with Origene Technologies, Inc.

Under an asset purchase agreement that we entered into with Origene Technologies, Inc., or Origene, in April 2013, we have agreed to be bound by a non-competition covenant that precludes our ability to re-enter the antibody and assay design business (as defined in such agreement) during the five years following the consummation of the asset sale, which occurred in July 2013.

Future acquisitions or investments could involve unknown risks that could harm our business and adversely affect our financial condition.

We expect to become a diversified holding company with interests in a variety of industries and market sectors. Future acquisitions that we consummate will involve unknown risks, some of which will be particular to the industry in which the acquisition target operates. We may be unable to adequately address the financial, legal and operational risks raised by such acquisitions, especially if we are unfamiliar with the industry in which we invest. The realization of any unknown risks could prevent or limit us from realizing the projected benefits of the acquisitions, which could adversely affect our financial condition and liquidity. In addition, our financial condition and results of operations, will be subject to the specific risks applicable to any company in which we invest.

There can be no assurance that our due diligence investigations will identify every matter that could have a material adverse effect on SDOI.

We intend to conduct extensive business, financial and legal due diligence in connection with the evaluation of future acquisition and investment opportunities. However, there can be no assurance that our due diligence investigations will identify every matter that could have a material adverse effect on the acquisition or investment target. Accordingly, there may be matters involving the business and operations of investment targets that we do not identify during our due diligence. To the extent we consummate any acquisition or investment and any of these issues arise, the business and operations of the investment target could be adversely affected, which in turn could adversely affect our results of operations, financial condition and liquidity.

Resources could be consumed in researching acquisition or investment targets that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or invest in another business.

It is anticipated that the investigation of each specific acquisition or investment target and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and other advisors. If a decision is made not to consummate a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific acquisition or investment target, we may fail to consummate the investment or acquisition for any number of reasons, including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could adversely affect our financial position and our ability to consummate other acquisitions and investments.

We may issue notes or other debt securities or otherwise incur substantial debt, which may adversely affect our leverage and financial condition.

We may choose to incur substantial debt to complete a business combination or acquisition or otherwise. The incurrence of debt could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination or acquisition are insufficient to repay our debt obligations;
•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
•	our inability to pay dividends on our Class A Common Stock;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A Common Stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may require additional capital in the future, and you may incur dilution to your stock holdings in connection with such financings.

If we require additional capital, we may attempt to raise it through a variety of strategies, including the issuance and sale of additional shares of our Class A Common Stock or preferred stock. Issuances of additional shares of our Class A Common stock or preferred stock in the future, whether in connection with a rights offering, follow-on offering, private placement or otherwise, would dilute existing stockholders and may adversely affect the market price of our Class A Common Stock.

In the event we issue subscription rights to purchase shares of our Class A Common Stock, stockholders who do not fully exercise their rights should expect that they will, at the completion of the offer, own a smaller proportional interest in us than would otherwise be the case if they fully exercised their rights. We cannot state precisely the amount of any such dilution in share ownership because we do not know at this time what proportion of the shares will be purchased as a result of the offer. Such dilution could be substantial.

We may issue additional common shares or preferred shares to complete our business combinations or as consideration of an acquisition of an operating business or other acquisition or under an employee incentive plan after consummation of a business combination or acquisition, which would dilute the interests of our stockholders and could present other risks.

The Fifth Amended and Restated Certificate of Incorporation of SDOI authorizes the issuance of up to 330,000,000 shares of Common Stock, 300,000,000 of which are designated as Class A Common Stock and 30,000,000 of which are designated as Class B Common Stock, and 500,000,000 shares of blank check preferred stock. We currently have more than 310,000,000 authorized but unissued shares of our Common Stock available for issuance. We may issue a substantial number of additional shares of common or preferred stock to complete a business combination or acquisition or under an employee incentive plan after consummation of a business combination or acquisition. The issuance of additional shares of common or preferred stock:

•	may significantly dilute the equity interest of our stockholders;
•	may subordinate the rights of holders of our Class A Common Stock if preferred stock is issued with rights senior to those afforded our Class A Common Stock;
•
could cause a change in control of SDOI if a substantial number of shares of our Class A Common Stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any; and

•	may adversely affect prevailing market prices for our Class A Common Stock.

We may be unable to obtain additional financing to consummate future investments or acquisitions or to fund the operations and growth of an investment or acquisition, which could compel us to restructure the transaction or abandon a particular investment or acquisition.

We may need to obtain additional financing in order to consummate future acquisitions and investment opportunities. We cannot assure you that any additional financing will be available to us on acceptable terms, if at all. This risk is exacerbated by the volatility the global credit markets experiences from time to time. To the extent that additional financing proves to be unavailable when needed to consummate a particular investment or acquisition, we may be compelled to either restructure the transaction or abandon the investment or acquisition. In addition, if we consummate an acquisition or investment, the company we acquire or invest in may require additional financing to fund continuing operations and/or growth. The failure by such company to secure additional financing if required could have a material adverse effect on the results of operations of such business, which in turn could have a material adverse effect on our results of operations or financial condition.

Our investments in any future joint investment could be adversely affected by our lack of sole decision-making authority, our reliance on a partner’s financial condition and disputes between us and our partners.

We may in the future co-invest with third parties through partnerships or joint investment in an investment or acquisition target or other entities. In such circumstances, we may not be in a position to exercise significant decision-making authority regarding a target business, partnership or other entity if we do not own a substantial majority of the equity interests of the target. These investments may involve risks not present were a third party not involved, including the possibility that partners might become insolvent or fail to fund their share of required capital contributions. In addition, partners may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such partners may also seek similar acquisition targets as us and we may be in competition with them for such business combination targets. Disputes between us and partners may result in litigation or arbitration that would increase our costs and expenses and divert a substantial amount of our management’s time and effort away from our business. Consequently, actions by, or disputes with, partners might result in subjecting assets owned by the partnership to additional risk. We may also, in certain circumstances, be liable for the actions of our third-party partners. For example, in the future we may agree to guarantee indebtedness incurred by a partnership or other entity. Such a guarantee may be on a joint and several basis with our partner in which case we may be liable in the event such party defaults on its guaranty obligation.

There may be tax consequences associated with our acquisition, investment, holding and disposition of target companies and assets.

We may incur significant taxes in connection with effecting acquisitions or investments, holding, receiving payments from, and operating target companies and assets and disposing of target companies or their assets.

We may make other significant investments in publicly traded companies. Changes in the market prices of the securities we own, particularly during times of volatility in security prices, can have a material impact on the value of SDOI’s portfolio and equity.

We may make other significant investments in publicly traded companies. We will either consolidate our investments and subsidiaries or report such investments under the equity method of accounting. Changes in the market prices of the publicly traded securities of these entities could have a material impact on an investor’s perception of the aggregate value of our company portfolio and on the value of the assets that we can pledge to creditors for debt financing, which in turn could adversely affect our ability to incur additional debt or finance future acquisitions.

Our ability to dispose of equity interests we acquire may be limited by restrictive stockholder agreements and by the federal securities laws.

When we acquire less than 100% of the equity interests of a company, our investment may be illiquid and we may be subject to restrictive terms of agreements with other equityholders. Our holdings of shares may not be registered under the Securities Act and may be restricted securities under the Securities Act, and our ability to sell such securities could be limited to sales pursuant to: (i) an effective registration statement under the Securities Act covering the resale of those securities, (ii) Rule 144 under the Securities Act, which, among other things, requires a specified holding period and limits the manner and volume of sales, or (iii) another applicable exemption under the Securities Act. The inability to efficiently sell restricted securities when desired or necessary may have a material adverse effect on our financial condition and liquidity, which could adversely affect our ability to service our debt.

Any potential acquisition or investment in a foreign company or a company with significant foreign operations, may subject us to additional risks.

If we acquire or invest in a foreign business or a company with significant foreign operations, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, complex foreign regulatory regimes, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders, restrictions on the movement of funds across national borders and cultural and language differences. If realized, some of these risks may have a material adverse effect on our business, results of operations and liquidity, and can have an adverse effect on our ability to service the notes we expect to issue and any additional debt we incur.

Standard General L.P. and its affiliates hold a majority of our outstanding Class A Common Stock and have interests which may conflict with interests of our other stockholders.

Standard General L.P. and its affiliates, or the SG Parties, hold a significant majority of our total voting power. Therefore, the SG Parties have a controlling influence over our business and affairs and have the power to determine all matters submitted to a vote of our stockholders, including the election of directors, the removal of directors, and approval of significant corporate transactions such as amendments to our amended and restated certificate of incorporation, mergers and the sale of all or substantially all of our assets. The SG Parties could cause corporate actions to be taken even if the interests of these actions conflict with or are not aligned with the interests of our other stockholders. Section 122(17) of the DGCL provides that a corporation may renounce, in its certificate of incorporation or by action of its board of directors, any interest or expectancy of the corporation in, or in being offered an opportunity to participate in, specified business opportunities or specified classes or categories of business opportunities that are being presented to the corporation or one or more of its officers, directors, or stockholders. In accordance with and to the fullest extent permitted by Section 122(17) of the DGCL, the Company has (i) renounced any interest or expectancy in, or in being offered the opportunity to participate in, any potential transaction or matter which may be a corporate opportunity, including any right, interest, or expectancy regarding any such particular investments or activities which may be a corporate opportunity undertaken by the SG Parties, as the controlling stockholders of the Company, each of their affiliates and each of the respective officers, directors, agents, members, partners and employees of the foregoing; any person or entity (other than the Company and any person or entity that is controlled by the Company) for which any of the foregoing serves as a director, officer, partner, member, manager, representative, agent, adviser, fiduciary or employee and members of the board of directors of the Company who are designated by or affiliated with any of the foregoing (each of the foregoing an Identified Person), (ii) determined that no Identified Person shall be obligated to communicate, offer, or present any potential transaction, matter, or opportunity to the Company even if such potential transaction, matter, or opportunity is of a character that, if presented to the Company, could be taken by the Company and (iii) waived any claim that an Identified Person is liable to the Company or its stockholders for any breach of fiduciary duty by solely by reason of the fact that such Identified Person pursues or acquires any such corporate opportunity for itself, directs such corporate opportunity to another person, or does not communicate information regarding such corporate opportunity to the Company.

Future acquisitions and dispositions may not require a stockholder vote and may be material to us.

Any future acquisitions could be material in size and scope, and our stockholders and potential investors may have virtually no substantive information about any new business upon which to base a decision whether to invest in our Class A Common Stock. In any event, depending upon the size and structure of any acquisitions, stockholders may not have the opportunity to vote on the transaction, and may not have access to any information about any new business until the transaction is completed and we file a report with the SEC disclosing the nature of such transaction and/or business. Even if a stockholder vote is required for any of our future acquisitions, under our amended and restated certificate of incorporation and our bylaws, the SG Parties, as long as they continue to own a majority of our outstanding Class A Common Stock, may approve such transaction by written consent without our other stockholders having an opportunity to vote on such transaction.

Our stockholders are subject to the broad discretion of our board of directors.

We have essentially no operating assets, and our business strategy is primarily identifying new business and investment opportunities. Our stockholders may not have an opportunity to evaluate the specific merits or risks of any such proposed transactions or investments. As a result, our stockholders may be dependent on the broad discretion and judgment of our board of directors in connection with the application of our capital and the selection of acquisition or investment targets, or any proposal that our board of directors may make to our stockholders that they approve, a distribution of the assets of the Company to the stockholders. There can be no assurance that determinations ultimately made by us will permit us to achieve profitable operations.

Our officers, directors, stockholders and their respective affiliates may have a pecuniary interest in certain transactions in which we are involved, and may also compete with us.

We have not adopted a policy that expressly prohibits our directors, officers, stockholders or affiliates from having a direct or indirect pecuniary interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such parties may have an interest in certain transactions such as strategic partnerships or joint ventures in which we are involved, and may also compete with us.

In the course of their other business activities, our officers and directors may become aware of investment and acquisition opportunities that may be appropriate for presentation to SDOI as well as the other entities with which they are affiliated. Our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Due to our officers’ and directors’ existing affiliations with other entities, they may have fiduciary obligations to present potential business opportunities to those entities in addition to presenting them to us which could cause additional conflicts of interest. To the extent that our officers and directors identify business combination opportunities that may be suitable for entities to which they have pre-existing fiduciary obligations, or are presented with such opportunities in their capacities as fiduciaries to such entities, they may be required to honor their pre-existing fiduciary obligations to such entities. Accordingly, they may not present business combination opportunities to us that otherwise may be attractive to such entities unless the other entities have declined to accept such opportunities. Section 122(17) of the DGCL provides that a corporation may renounce, in its certificate of incorporation or by action of its board of directors, any interest or expectancy of the corporation in, or in being offered an opportunity to participate in, specified business opportunities or specified classes or categories of business opportunities that are being presented to the corporation or one or more of its officers, directors, or stockholders. In accordance with and to the fullest extent permitted by Section 122(17) of the DGCL, pursuant to a resolution adopted by our board of directors, the Company has (i) renounced any interest or expectancy in, or in being offered the opportunity to participate in, any potential transaction or matter which may be a corporate opportunity, including any right, interest, or expectancy regarding any such particular investments or activities which may be a corporate opportunity undertaken by the the SG Parties, as the controlling stockholders of the Company, each of their affiliates and each of the respective officers, directors, agents, members, partners and employees of the foregoing; any person or entity (other than the Company and any person or entity that is controlled by the Company) for which any of the foregoing serves as a director, officer, partner, member, manager, representative, agent, adviser, fiduciary or employee and members of the board of directors of the Company who are designated by or affiliated with any of the foregoing (each of the foregoing an Identified Person), (ii) determined that no Identified Person shall be obligated to communicate, offer, or present any potential transaction, matter, or opportunity to the Company even if such potential transaction, matter, or opportunity is of a character that, if presented to the Company, could be taken by the Company and (iii) waived any claim that an Identified Person is liable to the Company or its stockholders for any breach of fiduciary duty by solely by reason of the fact that such Identified Person pursues or acquires any such corporate opportunity for itself, directs such corporate opportunity to another person, or does not communicate information regarding such corporate opportunity to the Company.

We will need to increase the size of our organization, and may experience difficulties in managing growth.

We currently have limited operating assets at this time and have only a small number of employees as of the date of this filing. If we proceed with other acquisitions or investments, we expect to require additional personnel and enhanced information technology systems. Future growth will impose significant added responsibilities on members of our management, including the need to identify, recruit, maintain and integrate additional employees and implement enhanced informational technology systems. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively. Future growth will also increase our costs and expenses and limit our liquidity.

Agreements and transactions involving former businesses may give rise to future claims that could materially adversely impact our capital resources.

Under an asset purchase agreement that we entered into with Origene in April 2013, Origene did not assume all of the liabilities associated with our life sciences business. Certain liabilities remained with us post-closing. For example, Origene did not assume any liabilities arising out of, relating to or resulting or accruing from or with respect to the life sciences business prior to the closing date. Such liabilities, together with other excluded liabilities under the asset purchase agreement, could be significant. While we believe that we are adequately insured against certain of the risks associated with such excluded liabilities, there can be no assurances.

From time to time we may be subject to litigation for which we may be unable to accurately assess our level of exposure and which, if adversely determined, may have a material adverse effect on our consolidated financial condition or results of operations.

We may become party to legal proceedings that are considered to be either ordinary or routine litigation incidental to our or their current or prior businesses or not material to our consolidated financial position or liquidity. There can be no assurance that we will prevail in any litigation in which we may become involved, or that our insurance coverage will be adequate to cover any potential losses. To the extent that we sustain losses from any pending litigation which are not reserved or otherwise provided for or insured against, our business, results of operations, cash flows and/or financial condition could be adversely affected.

As a holding company our only material assets are our equity interests in our operating subsidiaries, and our principal source of revenue and cash flow is distributions from our subsidiaries.

As a holding company our only material assets are our equity interests in our operating subsidiaries, and our principal source of revenue and cash flow is distributions from our subsidiaries. Thus our ability to service our debt, finance acquisitions and pay dividends to our stockholders in the future will be dependent on the ability of our subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions to us. Our subsidiaries will be separate legal entities, and although they may be wholly-owned or controlled by us, they will have no obligation to make any funds available to us, whether in the form of loans, dividends or otherwise. The ability of our subsidiaries to distribute cash to us will also be subject to, among other things, restrictions that are contained in our subsidiaries’ financing agreements, availability of sufficient funds in such subsidiaries and applicable state laws. Claims of creditors of our subsidiaries generally will have priority as to the assets of such subsidiaries over our claims and claims of our creditors and stockholders. To the extent the ability of our subsidiaries to distribute dividends or other payments to us could be limited in any way, this could materially limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, or otherwise fund and conduct our business.

The Company is and may become a significant stockholder in various independent public and/or private companies, each of which with its own board of directors owing fiduciary duties to all stockholders, not just SDOI as a large stockholder.

Although SDOI is and may become a large stockholder of various independent companies, each such company’s board of directors will continue to have fiduciary duties to all of its stockholders. The respective board of directors may make decisions and approve actions that are in the best interests of all shareholders, even if such actions or decisions are not desirable to SDOI.

If we discover significant deficiencies in our internal controls over financial reporting, or those of any entity that we acquire, it may adversely affect our ability to provide timely and reliable financial information and satisfy our reporting obligations under federal securities laws, which also could affect the trading price of our Class A Common Stock.

Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. A “significant deficiency” is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention of those responsible for oversight of our financial reporting.

To the extent that any material weakness or significant deficiency exists in our, or our consolidated subsidiaries’, internal control over financial reporting, such material weakness or significant deficiency may adversely affect our ability to provide timely and reliable financial information necessary for the conduct of our business and satisfaction of our reporting obligations under federal securities laws. Ineffective internal and disclosure controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Class A Common Stock.

We are required to include in our periodic reports filed with the Commission, or to incorporate by reference therein, the financial statements of entities that we acquire. If any such entity does not timely provide such financial statements, it may adversely affect our ability to provide timely and reliable financial information and satisfy our reporting obligations under federal securities laws, which also could affect the trading price of our Class A Common Stock.

We are required to file periodic reports with the Securities and Exchange Commission, or the Commission, that contain our financial information and financial information of entities that we acquire or in which we hold a substantial interest. Should any such entity fail to provide us with such financial information in a timely manner, or at all, it could cause us to be delinquent in meeting our own filing requirements, and cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Class A Common Stock.

We may be required to incur significant costs, and our activities may be restricted, to avoid investment company status. We may suffer adverse consequences if we are deemed an investment company under the Investment Company Act.

We do not hold ourselves out as an investment company. The Investment Company Act contains substantive legal requirements that regulate the manner in which investment companies are permitted to conduct their business activities. We believe that we are not an investment company under the Investment Company Act. We could incur significant legal expenses if the SEC or a court questioned whether we are an investment company. If the SEC or a court were to disagree with us, we could be required to register as an investment company, which would negatively affect our ability to acquire an operating company; subject us to disclosure and accounting guidance geared toward investment, rather than operating, companies; significantly limit our ability to borrow money, issue options, issue multiple classes of stock and debt, and engage in transactions with affiliates; and require us to undertake significant costs and expenses to meet other disclosure, reporting and regulatory requirements.

In addition, if at any time it were established that we are or had been operating as an investment company in violation of the Investment Company Act, there would be a risk, among other material adverse consequences, that we would be subject to monetary penalties or injunctive relief, or both, that we could be unable to enforce contracts with third parties or that third parties could seek to obtain rescission of transactions undertaken during the period in which it was established that we were an unregistered investment company. If, subsequently, we were not permitted or were unable to register as an investment company as described above, it is likely that we would be forced to cease or significantly restructure operations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exemption, we must ensure that we are engaged primarily in a business other than investing, reinvesting, owning, holding or trading in securities (as defined in the Investment Company Act) and that we do not own or acquire “investment securities” having a value exceeding 40% of the value of our total assets (exclusive of United States government securities and cash items) on an unconsolidated basis. Rule 3a-1 of the Investment Company Act provides an exemption from registration as an investment company if a company meets both an asset and an income test and is not otherwise primarily engaged in an investment company business by, among other things, holding itself out to the public as such or by taking controlling interests in companies with a view to realizing profits through subsequent sales of these interests. A company satisfies the asset test of Rule 3a-1 if it has no more than 45% of the value of its total assets (adjusted to exclude United States Government securities and cash) in the form of securities other than interests in United States Government securities, majority-owned subsidiaries and companies which it primarily and actively controls. A company satisfies the income test of Rule 3a-1 if it has derived no more than 45% of its net income for its last four fiscal quarters combined from securities other than interests in United States Government securities, majority owned subsidiaries and primarily controlled companies.

We may be subject to an additional tax as a personal holding company on future undistributed personal holding company income if we generate passive income in excess of operating expenses.

Section 541 of the Code subjects a corporation which is a “personal holding company”, or a PHC, as defined in the Code, to a 20% tax on “undistributed personal holding company income” in addition to the corporation’s normal income tax. Generally, undistributed personal holding company income is based on taxable income, subject to certain adjustments, most notably a deduction for federal income taxes and a modification of the usual net operating loss deduction. Personal holding company income, or PHC Income, is comprised primarily of passive investment income plus, under certain circumstances, personal service income. A corporation generally is considered to be a PHC if (i) at least 60% of its adjusted ordinary gross income for the taxable year is PHC Income and (ii) more than 50% in value of its outstanding stock is owned, directly or indirectly, by five or fewer individuals (including, for this purpose, certain organizations and trusts) at any time during the last half of the corporation’s taxable year.

So long as the SG Parties hold more than 50% in value of our outstanding Common Stock at any time during any tax year, it is possible that at least 60% of our adjusted ordinary gross income could consist of PHC Income as discussed above. Thus, there can be no assurance that we will not be subject to this tax in the future, which, in turn, may materially adversely impact our financial position, results of operations, cash flows and liquidity. In addition, if we are subject to this tax during future periods, statutory tax rate increases could significantly increase tax expense and adversely affect operating results and cash flows.

The Fifth Amended and Restated Certificate of Incorporation contains provisions which may discourage the takeover of SDOI, may make removal of our management more difficult and may depress our stock price.

The Fifth Amended and Restated Certificate of Incorporation of SDOI contains provisions that may have an anti-takeover effect and inhibit a change in our management. Such provisions could also have the effect of discouraging others from making tender offers for our Class A Common Stock. As a result, these provisions could prevent our stockholders from receiving a premium for their shares of Class A Common Stock above the prevailing market prices. These provisions include:

•	the authority of our board of directors to issue, without stockholder approval, approximately 290,000,000 shares of our Class A Common Stock and 20,000,000 shares of our Class B Common Stock;
•	the authority of our board of directors to issue, without stockholder approval, up to 500,000,000 shares of our preferred stock with such terms as our board of directors may determine;

•
special meetings of our stockholders may be called only by the board of directors pursuant to a resolution approved by the affirmative vote of a majority of the directors then in office, the chairman of the board of directors, the president of SDOI, or the holders of shares of capital stock of SDOI representing a majority of the total votes eligible to be cast by holders of shares of capital stock of SDOI;

•
a staggered board of directors as a result of which only one of the two classes of directors is elected each year (under the Sixth Amended and Restated Certificate of Incorporation, the board of directors is declassified and all directors are elected each year);

•	advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings;
•	the absence of cumulative voting rights; and
•
subject to any special rights of the holders of any class or series of our stock to elect directors, removal of incumbent directors only for cause and upon the affirmative vote of at least two-thirds of the total votes that would be eligible to be cast by the stockholders in the election of such director (under the Sixth Amended and Restated Certificate of Incorporation, directors may be removed with or without cause by the affirmative vote of a majority of the total votes that would be eligible to be cast by the stockholders in the election of such director).

Limitations on liability and indemnification matters.

As permitted by the DGCL, we have included in our Fifth Amended and Restated Certificate of Incorporation a provision to eliminate the personal liability of our directors for monetary damages for breach or alleged breach of their fiduciary duties as directors, subject to certain exceptions. Our bylaws also provide that we are required to indemnify our directors under certain circumstances, including those circumstances in which indemnification would otherwise be discretionary, and we will be required to advance expenses to our directors as incurred in connection with proceedings against them for which they may be indemnified. In addition, we, by action of our board of directors, may provide indemnification and advance expenses to our officers, employees and agents (other than directors), to directors, officers, employees or agents of a subsidiary of SDOI, and to each person serving as a director, officer, partner, member, employee or agent of another corporation, partnership, limited liability company, joint venture, trust or other enterprise, at our request, with the same scope and effect as the indemnification of our directors provided in our bylaws.

We will have to satisfy certain requirements before our Class A Common Stock can be listed on a national securities exchange such as NASDAQ or the NYSE.

Trading of our Class A Common Stock is currently conducted in the over-the-counter market on the OTCQB. National securities exchanges, including NASDAQ and the NYSE, prohibit a company that has completed a reverse merger with a public shell from applying to list on such an exchange (often referred to as “uplisting”) until the combined entity had traded in the U.S. over-the-counter market, on another national securities exchange, or on a regulated foreign exchange, for at least one year following the filing of all required information about the reverse merger transaction, including audited financial statements. In addition, the rules require that the former shell company has filed all of its required reports for the one-year period, including at least one annual report. Furthermore, in order to uplist, the former shell company must maintain a threshold closing stock price for a substantial period of time. The exchanges may also impose more stringent requirements upon a former shell company seeking to uplist if they so choose. As such, we cannot guarantee that we will in the future be able to cause the listing of our securities on any national securities exchange.

Our stock has generally had a low trading volume and price fluctuations in our Class A Common Stock could result from general market and economic conditions and a variety of other factors, including factors that affect the volatility of the Class A Common Stock of any of our publicly held subsidiaries.

During the period from June 1, 2017 through July 31, 2017, the price of our Class A Common Stock fluctuated between $10.10 and $18.00 per share, with an average daily trading volume for the period of approximately 1,365 shares. The trading price of our Class A Common Stock may be highly volatile and could be subject to fluctuations in response to a number of factors beyond our control, including:

•	actual or anticipated fluctuations in our results of operations and, after we complete acquisitions or investments, the performance of our subsidiaries and their competitors;
•	reaction of the market to our announcement of any future acquisitions or investments;
•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•	changes in general economic conditions; and
•	actions of our historical equity investors, including sales of Class A Common Stock by our principal stockholders, our directors and our executive officers.

In addition, the trading price of our Class A Common Stock could be subject to fluctuations in response to a number of factors that affect the volatility of the Class A Common Stock of any of our subsidiaries, such as Turning Point, that are publicly traded.

Future sales of substantial amounts of our Class A Common Stock may adversely affect our market price.

Shares of our Class A Common Stock held by the SG Parties are “restricted securities” under the Securities Act, as that term is defined in the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available. However the SG Parties have registration rights under the SG Parties Registration Rights Agreement to facilitate the resale of their shares of our Class A Common Stock. Under the SG Parties Registration Rights Agreement, the SG Parties will have the right, subject to certain conditions, to require us to register the sale of these shares under the federal securities laws. By exercising their registration rights, and selling all or a large number of their shares, the SG Parties could cause the prevailing market price of our Class A Common Stock to decline. In addition, the shares of our Class A Common Stock owned by the ST Parties, may in the future be saleable in the public market under Rule 144 of the Securities Act after the applicable holding period and manner and volume of sales requirements have been met, subject to the restrictions and limitations of that Rule.

Future sales of substantial amounts of our Class A Common Stock into the public market, or perceptions in the market that such sales could occur, may adversely affect the prevailing market price of our Class A Common Stock and impair our ability to raise capital through the sale of additional equity securities.

Because we do not intend to pay any cash dividends on our Class A Common Stock in the near term, capital appreciation, if any, of our Class A Common Stock will be your sole source of potential gain for the foreseeable future. We currently intend to retain all available funds and any future earnings for use as consideration for an acquisition of an operating business or other acquisition or in the operation and expansion of our future businesses. In addition, the terms of any future financing agreements may preclude us from paying any dividends. As a result, capital appreciation, if any, of our Class A Common Stock will be your sole source of potential gain for the foreseeable future.

We may lack operational control over certain companies in which we invest.

We may make certain strategic investments in various businesses without acquiring all or a majority ownership stake in those businesses. To the extent that such investments represent a minority or passive stake in any business, we may have little to no participation, input or control over the management, policies, and operations of such business. Further, we may lack sufficient ownership of voting securities to impact, without the vote of additional equity holders, any matters submitted to stockholders or members of such business for a vote.

There is inherent risk in making minority equity investments in companies over which we have little to no control. Without control of the management and decision-making of these businesses, we cannot control their direction, strategy, policies and business plans, and we may be powerless to improve any declines in their performance, operating results and financial condition. If any company in which we are a minority investor suffers adverse effects, it may not be able to continue as a going business concern, and we may lose our entire investment.

Provisions in our charter documents and Delaware law could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management, even if beneficial to our stockholders.  Provisions in our charter documents may discourage, delay or prevent a merger, acquisition or other change in control that some stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our Class A Common Stock. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Class A Common Stock, possibly depressing the market price of our Class A Common Stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace members of our management team.

We will continue to incur increased costs as a result of operating as a public company in the United States.

As a public company in the United States, we have incurred and will continue to incur significant legal, accounting, insurance and other expenses, including costs associated with U.S. public company reporting requirements. We will also incur costs associated with listing requirements, the Sarbanes-Oxley Act and related rules implemented by the SEC. The expenses incurred by U.S. public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations would increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. In estimating these costs, we took into account expenses related to insurance, legal, accounting, and compliance activities, as well as other expenses not currently incurred. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A Common Stock, fines, sanctions and other regulatory action and potentially civil litigation.

If equity research analysts do not publish research or reports about our business or if they issue unfavorable commentary or downgrade our Class A common stock, the market price of our Class A common stock could decline.

The trading market for our Class A Common Stock likely will be influenced by the research and reports that equity and debt research analysts publish about the industry, us and our business. The market price of our Class A Common Stock could decline if one or more securities analysts downgrade our shares or if those analysts issue a sell recommendation or other unfavorable commentary or cease publishing reports about us or our business. If one or more of the analysts who elect to cover us downgrade our shares, the market price of our Class A Common Stock would likely decline.

Our board of directors is not composed of a majority of independent directors, which poses a significant risk for us from a corporate governance perspective.

Our board of directors currently consists of five members. Our Executive Chairman and our President and CEO serve as two of our directors.  A third director is a principal of Standard General, our majority stockholder.  The remaining two directors on the board are independent. Our majority stockholder, the SG Parties, also exercises control over all matters requiring stockholder approval, including the nomination of directors and the approval of significant corporate transactions. Stockholders should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

Risks Relating to Standard Outdoor Southwest’s Business

The following section relates to the business of Standard Outdoor Southwest LLC, the Company’s wholly-owned subsidiary operating in the outdoor billboard industry.

The Out-of-Home Advertising Industry is Highly Competitive.

The outdoor billboard industry is highly competitive. There is a concentration in the ownership of billboards in the geographic markets in which we compete and significantly larger companies such as Clear Channel Outdoor Communications, OUTFRONT Media Inc. and Lamar Advertising Company, dominate the out-of-home advertising business.

Our Outdoor Billboard Business is subject to Various Regulations.

Our billboard businesses are regulated by governmental authorities in the jurisdictions in which we operate. These regulations could limit our growth by putting constraints on the number, location and timing of billboards we wish to erect. New regulations and changes to existing regulations may also curtail our ability to expand our billboard business and adversely affect us by reducing our revenues or increasing our operating expenses. For example, settlements between major tobacco companies and all U.S. states and certain U.S. territories include a ban on the outdoor advertising of tobacco products. Alcohol products and other products may be future targets of advertising bans, and legislation, litigation or out-of-court settlements may result in the implementation of additional advertising restrictions that impact our business. Any significant reduction in alcohol-related advertising or the advertising of other products due to content-related restrictions could negatively impact our revenues generated from such businesses and cause an increase in the existing inventory of available outdoor billboard space throughout the industry.

Our operating results are subject to seasonal variations and other factors.

Our business experiences seasonality due to, among other things, seasonal advertising patterns and seasonal influences on advertising markets. Typically, our revenues and profits are highest in the fourth quarter, during the holiday shopping season, and lowest in the first quarter, as advertisers cut back on spending following the holiday shopping season. The effects of such seasonality make it difficult to estimate future operating results based on the previous results of any specific quarter, which may make it difficult to plan capital expenditures and expansion, could affect operating results and could have an adverse effect on our business, financial condition and results of operations.

If our contingency plans relating to hurricanes and other natural disasters fail, the resulting losses could hurt our business.

The Company has determined that it is uneconomical to insure against losses resulting from hurricanes and other natural disasters. Although the Company has developed contingency plans designed to mitigate the threat posed by hurricanes and other forms of inclement weather to its real estate portfolio (e.g., removing advertising faces at the onset of a storm, when possible, which better permits the structures to withstand high winds during the storm), these plans could fail and significant losses could result.

Our business is sensitive to a decline in advertising expenditures, general economic conditions and other external events beyond our control.

We derive our revenues from providing advertising space to customers on out-of-home advertising structures. A decline in the economic prospects of advertisers, the economy in general or the economy of any individual geographic market or industry, particularly a market or industry in which we conduct substantial business could alter current or prospective advertisers’ spending priorities. Disasters, acts of terrorism, political uncertainty, extraordinary weather events, hostilities and power outages could interrupt our ability to display advertising on our advertising structures and lead to a reduction in economic certainty and advertising expenditures. Any reduction in advertising expenditures could harm our business, financial condition or results of operations. Additionally, our financial performance could be adversely affected by, among other things:

•	unfavorable fluctuations in operating costs, which we may be unwilling or unable to pass through to our customers;
•
our inability to successfully adopt or our being late in adopting technological changes and innovations that offer more attractive advertising alternatives than what we offer, which could result in a loss of advertising customers or lower advertising rates, which could have a material adverse effect on our operating results and financial performance;

•
unfavorable shifts in population and other demographics, which may cause us to lose advertising customers as people migrate to markets where we have a smaller presence or which may cause advertisers to be willing to pay less in advertising fees if the general population shifts into a less desirable age or geographical demographic from an advertising perspective;

•	adverse political effects and acts or threats of terrorism or military conflicts; and
•	unfavorable changes in labor conditions, which may impair our ability to operate or require us to spend more to retain and attract key employees.

Risks Relating to the Acquisition of Interboro Holdings, Inc.

We have incurred and expect to continue to incur substantial costs associated with the pending acquisition of Interboro, which will reduce the amount of cash otherwise available for other corporate purposes, and our financial results and liquidity may be adversely affected.

We have incurred and expect to continue to incur substantial costs in connection with the pending acquisition of Interboro Holdings, Inc., or Interboro, or the Acquisition, and other acquisition opportunities we have and are evaluating, whether or not we complete any acquisition. These costs will reduce the amount of cash otherwise available to us for acquisitions and investments and other corporate purposes. There is no assurance that the actual costs will not exceed our estimates. We may incur additional material charges reflecting additional costs associated with the Acquisition in fiscal quarters subsequent to the quarter in which the Acquisition is consummated.

There can be no assurance that we have identified every matter that could have a material adverse effect on the Company.

Although we have conducted business, financial and legal due diligence in connection with the acquisition of Interboro, there can be no assurance that due diligence has identified every matter that could have a material adverse effect on the Company. Accordingly, there may be matters involving the Company and its operations that were not identified during our due diligence. Any of these issues could materially and adversely affect our financial condition after giving effect to the Acquisition.

The completion of the Acquisition is subject to the satisfaction or waiver of conditions.

The Acquisition is subject to the satisfaction or waiver of a number of closing conditions set forth in that certain Stock Purchase Agreement, or the Purchase Agreement, dated November 23, 2016, by and between the Company and Interboro LLC, or Seller. If these conditions are not satisfied or waived, the Acquisition will not be completed.

The date on which the Acquisition will close is uncertain.

The date on which the Acquisition will close depends on the satisfaction of the closing conditions set forth in the Purchase Agreement, or the waiver of those conditions by the parties thereto.

If the conditions to the Purchase Agreement are not met or waived, the Acquisition will not occur.

Specified conditions must be satisfied or waived to complete the Acquisition. The Company cannot assure you that all of the conditions will be satisfied. If the conditions are not satisfied or waived, the Acquisition will not occur or will be delayed, which would result in the loss of some or all of the expected benefits of the transaction.

Risks Relating to Interboro’s Line of Business

The following Risk Factors are written as if the acquisition of Interboro Holdings, Inc. has closed. For purposes of this section, the insurance business relates to the business of Maidstone Insurance Company, the trade name of Interboro Holdings, Inc., an indirect wholly-owned subsidiary of the Company.

The Insurance Industry is Highly Competitive and Very Fragmented.

Our insurance business operates in an environment that is highly competitive and very fragmented. We compete with other insurance providers, including but not limited to GEICO, State Farm, Progressive,, Liberty Mutual and Travelers, as well as numerous specialist, regional and local firms in almost every area of our business. Further, new competitors may regularly enter the market. Any additional industries or markets that we may enter through future acquisitions will also likely be occupied by established competitors. Many of our competitors have substantially greater financial, marketing, product development and human resources than we. Accordingly, even if there is a large market for our products and services in the industries in which we compete, there can be no assurance that our products and services will be purchased by consumers at a rate sufficient for us to achieve our growth objectives.

Our management recognizes that we will, therefore, be forced to compete primarily on the basis of price, location, performance, service, and other factors. Our management believes that our ability to achieve sustained profitability will depend primarily on our ability to consummate acquisitions of assets and businesses in competitive markets, skillfully allocate capital, and establish competitive advantages in each of our businesses. This approach requires that our management perform at a high level and is fraught with risks, many of which are beyond our control or ability to foresee.

The Insurance Industry is Subject to Significant Regulations.

Governmental regulations could adversely affect our business, financial condition, results of operations and prospects. Our insurance business is subject to maintaining compliance within the highly regulated insurance industry as we continue our pursuit of opportunities in that market, including the maintenance of certain levels of operating capital and reserves. Generally, the extensive regulations are designed to benefit or protect policyholders, rather than our investors, or to reduce systemic financial risk. Failure to comply with these regulations could lead to disciplinary action, the imposition of penalties and the revocation of our authorization to operate in the insurance industry. Changes to the regulatory environment in the insurance industry may cause us to adjust our views or practices regarding regulatory risk management, and necessitate changes to our operations that may limit our growth or have an adverse impact on our business.

In addition, certain of the other new markets and industries that we may choose to enter may be regulated by a variety of federal, state and local agencies. We may not be successful in obtaining authority to issue insurance in all states.

We are subject to extensive insurance regulation, which may adversely affect our ability to achieve our business objectives. In addition, if we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, which may adversely affect our financial condition and results of operations.

Most insurance regulations are designed to protect the interests of insurance policyholders, as opposed to the interests of investors or stockholders. These regulations generally are administered by a department of insurance in each state and relate to, among other things, authorizations to write excess and surplus lines of business, capital and surplus requirements, investment and underwriting limitations, affiliate transactions, dividend limitations, changes in control, solvency and a variety of other financial and non-financial aspects of our business. Significant changes in these laws and regulations could further limit our discretion or make it more expensive to conduct our business. State insurance regulators also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may impose timing and expense constraints that could adversely affect our ability to achieve some or all of our business objectives.

In addition, state insurance regulators have broad discretion to deny or revoke licenses for various reasons, including the violation of regulations. In some instances, where there is uncertainty as to applicability, we follow practices based on our interpretations of regulations or practices that we believe generally to be followed by the industry. These practices may turn out to be different from the interpretations of regulatory authorities. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, state insurance regulators could preclude or temporarily suspend us from carrying on some or all of our activities or could otherwise penalize us. This could adversely affect our ability to operate our business. Further, changes in the level of regulation of the insurance industry or changes in laws or regulations themselves or interpretations by regulatory authorities could interfere with our operations and require us to bear additional costs of compliance, which could adversely affect our ability to operate our business.

The National Association of Insurance Commissioners, or NAIC, has adopted a system to test the adequacy of capital of insurance companies, known as “risk-based capital.” The Risk-Based Capital Formula establishes the minimum amount of capital necessary for a company to support its overall business operations. It identifies property and casualty insurers that may be inadequately capitalized by looking at three major areas: 1) Asset Risk; 2) Underwriting Risk; and 3) Other Risk. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation. Failure to maintain our risk-based capital at the required levels could adversely affect the ability of our insurance subsidiary to maintain regulatory authority to conduct our business.

We may be Unable to Obtain Reinsurance Coverage at Reasonable Prices or on Terms that Adequately Protect us.

We use reinsurance to help manage our exposure to insurance risks. Reinsurance is a practice whereby one insurer, called the reinsurer, agrees to indemnify another insurer, called the ceding insurer, for all or part of the potential liability arising from one or more insurance policies issued by the ceding insurer. The availability and cost of reinsurance are subject to prevailing market conditions, both in terms of price and available capacity, which can affect our business volume and profitability. In addition, reinsurance programs are generally subject to renewal on an annual basis. We may not be able to obtain reinsurance on acceptable terms or from entities with satisfactory creditworthiness. If we are unable to obtain new reinsurance facilities or to renew expiring facilities, our net exposures would increase. In such event, if we are unwilling to bear an increase in our net exposure, we would have to reduce the level of our underwriting commitments, which would reduce our revenues.

Many reinsurance companies have begun to exclude certain coverages from, or alter terms in, the reinsurance contracts. For example, many reinsurance policies now exclude coverage of terrorism. As a result, we, like other direct insurance companies, write insurance policies which to some extent do not have the benefit of reinsurance protection. These gaps in reinsurance protection expose us to greater risk and greater potential losses.

We May Face Difficulties in Expanding Our Insurance Business.

As we seek to expand our insurance business operations, our limited size may create near-term constraints on our ability to quickly obtain approvals to operate in all states while simultaneously managing our day-to-day operations. We believe expanding our operations may create additional burdens on our personnel as we manage potentially significantly larger operations. As a result, we anticipate we will need to hire additional personnel to assist the current management team in our expanded insurance operations, and we may not be successful in identifying and hiring qualified personnel on a timely basis, if at all.

Our Employees May Take Excessive Risks, Which Could Negatively Affect our Financial Condition and Business.

As a business which anticipates it will derive a significant portion of its business from the sale of insurance products, we are in the business of binding certain risks. The employees who conduct our business, including executive officers and other members of management, underwriters, product managers and other employees, do so in part by making decisions and choices that involve exposing us to risk. These include decisions such as setting underwriting guidelines and standards, product design and pricing, determining which business opportunities to pursue, setting of claims reserves and making claims payments, selection of reinsurers and structure of reinsurance treaties, and other decisions. We endeavor, in the design and implementation of our compensation programs and practices, to avoid giving our employees incentives to take excessive risks. Employees may, however, take such risks regardless of the structure of our compensation programs and practices. Similarly, although we employ controls and procedures designed to monitor employees’ business decisions and prevent them from taking excessive risks, these controls and procedures may not be effective. If our employees take excessive risks, the impact of those risks could have a material adverse effect on our financial condition and business operations.

If actual insurance claims exceed our claims and claim adjustment expense reserves, or if changes in the estimated level of claims and claim adjustment expense reserves are necessary, our financial results could be materially and adversely affected.

As we grow our insurance operations, we will be establishing claims and claims adjustment expense reserves. These reserves will not represent an exact calculation of liability, but instead will represent management estimates of what the ultimate settlement and administration of claims will cost, generally utilizing actuarial expertise and projection techniques, at a given accounting date.

The process of estimating claims and claim adjustment expense reserves involves a high degree of judgment and is subject to a number of variables. These variables can be affected by both internal and external events, such as: changes in claims handling procedures; adverse changes in loss cost trends, including inflationary pressures; economic conditions including general inflation; legal trends and legislative changes; and varying judgments and viewpoints of the individuals involved in the estimation process, among others. The impact of many of these items on ultimate costs for claims and claim adjustment expenses will be difficult to estimate. We also expect that claims and claim adjustment expense reserve estimation difficulties will also differ significantly by product line due to differences in claim complexity, the volume of claims, the potential severity of individual claims, the determination of occurrence date for a claim and reporting lags (the time between the occurrence of the policyholder event and when it is actually reported to the insurer).

The estimation of claims and claim adjustment expense reserves may also be more difficult during times of adverse or uncertain economic conditions due to unexpected changes in behavior of claimants and policyholders, including an increase in fraudulent reporting of exposures and/or losses, reduced maintenance of insured properties, increased frequency of small claims or delays in the reporting of claims.

We will attempt to consider all significant facts and circumstances known at the time claims and claim adjustment expense reserves are established or reviewed. Due to the recent acquisition of our insurance subsidiary and the inherent uncertainty underlying claims and claim adjustment expense reserve estimates, the final resolution of the estimated liability for claims and claim adjustment expenses will likely be higher or lower than the related claims and claim adjustment expense reserves at the reporting date. Therefore, actual paid losses in the future may yield a materially different amount than will be currently reserved.

Because of the uncertainties set forth above, additional liabilities resulting from an accumulation of insured events may exceed the current related reserves. In addition, our estimate of claims and claim adjustment expenses may change. These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could materially and adversely affect our results of operations and/or our financial position.

Our Efforts to Develop New Insurance Products or Expand in Targeted Markets may not be Successful and may Create Enhanced Risks.

A number of our planned business initiatives in the insurance markets we intend to serve will involve developing new products or expanding existing products in targeted markets. This includes the following efforts, from time to time, to protect or grow market share:

•	We may develop products that insure risks we have not previously insured, contain new coverage or coverage terms or contain different commission terms.
•	We may refine our underwriting processes.
•	We may seek to expand distribution channels.
•	We may focus on geographic markets within or outside of the United States where we have had relatively little or no market share.

We may not be successful in introducing new products or expanding in targeted markets and, even if we are successful, these efforts may create enhanced risks. Among other risks:

•	Demand for new products or in new markets may not meet our expectations.
•
To the extent we are able to market new products or expand in new markets, our risk exposures may change, and the data and models we use to manage such exposures may not be as sophisticated or effective as those we use in existing markets or with existing products. This, in turn, could lead to losses in excess of our expectations.

•	Models underlying underwriting and pricing decisions may not be effective.
•	Efforts to develop new products or markets have the potential to create or increase distribution channel conflict.
•	To develop new products or markets, we may need to make substantial capital and operating expenditures, which may also negatively impact results in the near term.
•	We may not get adequate support from the reinsurers.

If our efforts to develop new products or expand in targeted markets are not successful, our results of operations could be materially and adversely affected.

Risks Relating to Turning Point’s Business

Sales of tobacco products are generally expected to continue to decline.

As a result of restrictions on advertising and promotions, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of tobacco and tobacco-related products, increased pressure from anti-tobacco groups and other factors, the overall U.S. market for tobacco products has generally been declining in terms of volume of sales, and is expected to continue to decline. The general climate of declining sales of tobacco products is principally driven by the long-standing declines in cigarettes. Other Tobacco Products, or OTP, on the other hand, as measured by Management Science Associates, Inc., or MSAi, have been generating modest volume gains. For instance, while loose leaf chewing tobacco products have declined for over a decade, moist snuff tobacco, or MST, a much larger smokeless segment, has been growing in the low single digits over the same period. Additionally, cigarillo cigars and make-your-own, or MYO, cigar wraps have each demonstrated MSAi volume gains in recent years. Turning Point’s tobacco products comprised approximately 68% of its total 2016 gross sales and, while some of Turning Point’s sales volume declines have been offset by higher prices or by increased sales in other product categories, there can be no assurance that these price increases or increased sales can be sustained, especially in an environment of increased regulation and taxation and changes in consumer spending habits.

Sales of NewGen products have weakened over the last several years, as consumers of Liquid Vapor products have migrated to purchasing from non-traditional retail outlets. Turning Point has not historically covered these non-traditional outlets and has therefore suffered slowing sales of NewGen products. The market for Turning Point’s NewGen products is new and developing and is only a fraction of the size of the conventional tobacco market. In addition, although Turning Point does not market NewGen products as cessation products, in the event they are used as such, the size of the opportunity in this new market may be limited as the population of smokers that is seeking such cessation products continues to shrink.

There can be no assurance that sales of NewGen products will offset any decrease in sales of tobacco products. To the extent that any decrease in sales of tobacco products is not offset by increases in price or increases in sales of NewGen products, it may have a material adverse effect on Turning Point’s business, results of operations and financial condition.

Turning Point depends on a small number of key third-party suppliers and producers for its products.

Turning Point’s operations are largely dependent on a small number of key suppliers and producers to supply or manufacture its products pursuant to long-term contracts. In 2016, Turning Point’s four most important suppliers and producers were: (i) Bolloré, S.A., or Bolloré, which provides Turning Point with exclusive access to the Zig-Zag cigarette paper and related accessories in the U.S. and Canada, (ii) Swedish Match AB, or Swedish Match, which produces all of Turning Point’s loose leaf chewing tobacco in the U.S., (iii) Durfort Holdings, S.A., or Durfort, from which Turning Point sources its MYO cigar wraps and (iv) JJA Distributors LLC, or JJA, from which Turning Point sources its Zig-Zag® tobacco branded cigars and cigarillos.

All of Turning Point’s Zig-Zag® premium cigarette papers, cigarette tubes and injectors are sourced from Bolloré, pursuant to a renewable 20-year exclusive agreement. This agreement was most recently renewed in 2012. In addition, under the terms of the agreement with Bolloré, Turning Point renegotiates pricing terms every five years. At the present time, Turning Point is operating under a temporary price structure and formula. The parties are considering a modified pricing formula and a potential new index and duration. There is no guarantee that Turning Point will be able to reach a new five-year pricing agreement with Bolloré at all or on terms satisfactory to Turning Point. Further, Bolloré sources its needs for Turning Point’s orders from an affiliate of one of Turning Point’s competitors.

All of Turning Point’s loose leaf tobacco products are manufactured for Turning Point by Swedish Match pursuant to a ten-year renewable agreement, which Turning Point entered into in 2008. The agreement will automatically be renewed for five successive ten-year terms unless either party provides at least 180 days’ notice prior to a renewal term of its intent to terminate the agreement or unless otherwise terminated in accordance with the provisions of the agreement. If a notice of non-renewal is delivered, the contract will expire two years after the date on which the agreement would have otherwise been renewed. Under this agreement, Turning Point retains the rights to all marketing, distribution and trademarks over the loose leaf brands that its owns or licenses. Turning Point shares responsibilities with Swedish Match related to process control, manufacturing activities, quality control and inventory management with respect to Turning Point’s loose leaf products. Turning Point relies on the performance by Swedish Match of its obligations under the agreement for the production of Turning Point’s loose leaf tobacco products. Any significant disruption in Swedish Match’s manufacturing capabilities or Turning Point’s relationship with Swedish Match, a deterioration in Swedish Match’s financial condition or an industry-wide change in business practices with respect to loose leaf tobacco products could have a material adverse effect on Turning Point’s business, results of operations and financial condition.

Turning Point sources its MYO cigar wraps through Durfort pursuant to an agreement entered into in October 2008. Turning Point relies on Durfort to produce and package Turning Point’s MYO cigar wraps to Turning Point’s specifications. Any significant disruption in Turning Point’s relationship with Durfort, a deterioration in Durfort’s financial condition, an industry-wide change in business practices relating to MYO cigar wraps or Turning Point’s ability to source the MYO cigar wraps from them could have a material adverse effect on Turning Point’s business, results of operations and financial condition.

Turning Point sources its Zig-Zag® tobacco branded cigars and cigarillos through JJA and its Dominican Republic partner pursuant to an agreement Turning Point entered into in April 2013. Turning Point relies on JJA to purchase and maintain an inventory all of the necessary raw materials, including packaging bearing Turning Point’s intellectual property, and to manufacture to Turning Point’s specifications and deliver the products to its designated U.S. distribution center. Turning Point cannot guarantee that JJA will continue to source sufficient quantities of Turning Point’s Zig-Zag® tobacco branded cigars or cigarillos in order for Turning Point to meet its customer demands. Any significant disruption in Turning Point’s relationship with JJA, a failure to supply Turning Point with inventory in sufficient amounts, a deterioration in JJA’s financial condition or an industry-wide change in business practices with respect to Zig-Zag® tobacco branded cigars could have a material adverse effect on Turning Point’s business, results of operations and financial condition.

Pursuant to agreements with certain suppliers, Turning Point has agreed to store tobacco inventory purchased on Turning Point’s behalf, and generally maintain a 12- to 24-month supply of its various tobacco products, at their facilities. Turning Point cannot guarantee that its supply of these products will be adequate to meet the demands of its customers. Further, a major fire, violent weather conditions or other disasters that affect Turning Point or any of its key suppliers or producers, including Bolloré, Swedish Match, Durfort or JJA, as well as those of its other suppliers and vendors, could have a material adverse effect on Turning Point’s operations. Although Turning Point has insurance coverage for some of these events, a prolonged interruption in its operations, as well as those of its producers, suppliers and vendors, could have a material adverse effect on its business, results of operations and financial condition. In addition, Turning Point does not know whether it will be able to renew any or all of its agreements on a timely basis or on terms satisfactory to Turning Point or at all.

Any disruptions in Turning Point’s relationships with Bolloré, Swedish Match, Durfort or JJA, a failure to renew any of Turning Point’s agreements, an inability or unwillingness by any supplier to produce sufficient quantities of Turning Point’s products in a timely manner or finding a new supplier would have a significant impact on Turning Point’s ability to continue distributing the same volume and quality of products and maintain its market share, even during a temporary disruption, which could have a material adverse effect on Turning Point’s business, results of operations and financial condition.

Turning Point may be unable to identify or contract with new suppliers or producers in the event of a disruption to its supply.

In order to continue selling its products in the event of a disruption to its supply, Turning Point would have to identify new suppliers or producers that would be required to satisfy significant regulatory requirements. Only a limited number of suppliers or producers may have the ability to produce Turning Point’s products at the volumes its needs, and it could be costly or time-consuming to locate and approve such alternative sources. Moreover, it may be difficult or costly to find suppliers to produce small volumes of Turning Point’s new products in the event it is looking only to supplement current supply as suppliers may impose minimum order requirements. In addition, Turning Point may be unable to negotiate pricing or other terms with its existing or new suppliers as favorable as those its currently enjoys. Even if Turning Point were able to successfully identify new suppliers and contract with them on favorable terms, these new suppliers would also be subject to stringent regulatory approval procedures that could result in prolonged disruptions to Turning Point’s sourcing and distribution processes.

Furthermore, there is no guarantee that a new third-party supplier could accurately replicate the production process and taste profile of Turning Point’s existing products. Turning Point cannot guarantee that a failure to adequately replace its existing suppliers would not have a material adverse effect on Turning Point’s business, results of operations and financial condition.

Turning Point’s licenses to use certain brands and trademarks may be terminated or not renewed.

Turning Point is reliant upon brand recognition in the OTP markets in which it competes, as the OTP industry is characterized by a high degree of brand loyalty and a reluctance to switch to new or unrecognizable brands on the part of consumers. Some of the brands and trademarks under which Turning Point’s products are sold are licensed to Turning Point for a fixed period of time in respect of specified markets, such as Turning Point’s distribution and license agreement with Bolloré for use of the Zig-Zag® name and associated trademarks in connection with certain of Turning Point’s cigarette papers and related products.

Turning Point has two licensing agreements with Bolloré, the first of which governs licensing and the use of the Zig-Zag® name with respect to cigarette papers, cigarette tubes and cigarette injector machines, and the second of which governs licensing and the use of the Zig-Zag® name with respect to e-cigarettes, vaporizers and e-liquids. In 2016, Turning Point generated $124.7 million in gross sales of Zig-Zag® products, of which $56.8 million was generated from products sold through Turning Point’s license agreement with Bolloré. In the event the licensing agreements with Bolloré are not renewed, the terms of the agreements bind Turning Point under a five-year non-compete clause, under which Turning Point cannot engage in direct or indirect manufacturing, selling, distributing, marketing or otherwise promoting of cigarette papers of a competitor without Bolloré’s consent, except in limited instances. Turning Point does not know whether it will renew these agreements on a timely basis or on terms satisfactory to Turning Point or at all. As a result of these restrictions, if Turning Point’s agreements with Bolloré are terminated, Turning Point may not be able to access the markets with recognizable brands that would be positioned to compete in these segments.

In the event that the licenses to use the brands and trademarks in Turning Point’s portfolio are terminated or are not renewed after the end of the term, there is no guarantee Turning Point will be able to find a suitable replacement, or that if a replacement is found, that it will be on favorable terms. Any loss in Turning Point’s brand-name appeal to its existing customers as a result of the lapse or termination of its licenses could have a material adverse effect on Turning Point’s business, results of operations and financial condition.

Turning Point may not be successful in maintaining the consumer brand recognition and loyalty of its products.

Turning Point competes in a market that relies on innovation and the ability to react to evolving consumer preferences. The tobacco industry in general, and the OTP industry in particular, is subject to changing consumer trends, demands and preferences. Therefore, products once favored may over time become disfavored by consumers or no longer perceived as the best option. Consumers in the OTP market have demonstrated a high degree of brand loyalty, but producers must continue to adapt their products in order to maintain their status among these customers as the market evolves. The Zig-Zag® brand has strong brand recognition among smokers, and Turning Point’s continued success depends in part on its ability to continue to differentiate the brand names that its owns or licenses and maintain similarly high levels of recognition with target consumers. Trends within the OTP industry change often and Turning Point’s failure to anticipate, identify or react to changes in these trends could, among other things, lead to reduced demand for its products. Factors that may affect consumer perception of Turning Point’s products include health trends and attention to health concerns associated with tobacco, price-sensitivity in the presence of competitors’ products or substitute products and trends in favor of new NewGen products that are currently being researched and produced by participants in Turning Point’s industry. For example, in recent years, Turning Point has witnessed a shift in consumer purchases from chewing tobacco to moist snuff, due in part to its increased affordability. Along with its biggest competitors in the chewing tobacco market, which also produce moist snuff, Turning Point has been able to shift priorities and adapt to this change. A failure to react to similar trends in the future could enable Turning Point’s competitors to grow or establish their brands’ market share in these categories before Turning Point has a chance to respond.

Consumer perceptions of the overall health of tobacco-based products is likely to continue to shift, and Turning Point’s success depends, in part, on its ability to anticipate these shifting tastes and the rapidity with which the markets in which Turning Point competes will evolve in response to these changes on a timely and affordable basis. If Turning Point is unable to respond effectively and efficiently to changing consumer preferences, the demand for its products may decline which could have a material adverse effect on Turning Point’s business, results of operations and financial condition.

Regulations may be enacted in the future, particularly in light of increasing restrictions on the form and content of marketing of tobacco products, which would make it more difficult to appeal to Turning Point’s consumers or to leverage existing recognition of the brands that Turning Point owns or licenses. Furthermore, even if Turning Point is able to continue to distinguish its products, there can be no assurance that the sales, marketing and distribution efforts of Turning Point’s competitors will not be successful in persuading consumers of its products to switch to their products. Many of Turning Point’s competitors have greater access to resources than does Turning Point, which better positions them to conduct market research in relation to branding strategies or costly marketing campaigns. Any loss of consumer brand loyalty to Turning Point’s products or in its ability to effectively brand its products in a recognizable way will have a material effect on Turning Point’s ability to continue to sell its products and maintain its market share, which could have a material adverse effect on Turning Point’s business, results of operations and financial condition.

Turning Point is subject to substantial and increasing regulation.

The tobacco industry has been under public scrutiny for over fifty years. Industry critics include special interest groups, the U.S. Surgeon General and many legislators and regulators at the state and federal levels. A wide variety of federal, state and local laws limit the advertising, sale and use of tobacco and these laws have proliferated in recent years. Together with changing public attitudes towards tobacco consumption, the constant expansion of regulations has been a major cause of the overall decline in the consumption of tobacco products since the early 1970s. These regulations relate to, among other things, the importation of tobacco products and shipping throughout the U.S. market, increases in the minimum age to purchase tobacco products, imposition of taxes, sampling and advertising bans or restrictions, flavor bans or restrictions, ingredient and constituent disclosure requirements and media campaigns and restrictions on where smokers can smoke. Additional restrictions may be legislatively imposed or agreed to in the future. These limitations may make it difficult for Turning Point to maintain the value of any brand.

Moreover, the current trend is toward increasing regulation of the tobacco industry, which is likely to differ between the various U.S. states and Canadian provinces in which Turning Point currently conducts the majority of its business. Extensive and inconsistent regulation by multiple states and at different governmental levels could prove to be particularly disruptive to Turning Point’s business as well, as Turning Point may be unable to accommodate such regulations in a cost-effective manner that allows it to continue to compete in an economically viable way. Regulations are often introduced without the tobacco industry’s input and have been a significant reason behind reduced industry sales volumes and increased illicit trade.

In 1986, federal legislation was enacted regulating smokeless tobacco products (including dry and moist snuff and chewing tobacco) by, among other things, requiring health warnings on smokeless tobacco packages and prohibiting the advertising of smokeless tobacco products on media subject to the jurisdiction of the Federal Communications Commission, or the FCC. Since 1986, other proposals have been made at the federal, state and local levels for additional regulation of tobacco products and it is likely that additional proposals will be made in the coming years. For example, the Prevent All Cigarette Trafficking Act prohibits the use of the U.S. Postal Service to mail most tobacco products and amends the Jenkins Act, which established cigarette sales reporting requirements for state excise tax collection, to require individuals and businesses that make interstate sales of cigarettes or smokeless tobacco comply with state tax laws. See “—There is uncertainty related to the federal regulation of NewGen products, cigars and pipe tobacco products.” Additional federal or state regulation relating to the manufacture, sale, distribution, advertising, labeling, mandatory ingredients disclosure and nicotine yield information disclosure of tobacco products could reduce sales, increase costs and have a material adverse effect on Turning Point’s business, results of operations and financial condition.

On June 22, 2009, the Family Smoking Prevention and Tobacco Control Act, or the Tobacco Control Act, authorized the Food and Drug Administration, or the FDA, for regulatory authority over tobacco products. The Tobacco Control Act also amended the Federal Cigarette Labeling and Advertising Act, which governs how cigarettes can be advertised and marketed, as well as the Comprehensive Smokeless Tobacco Health Education Act, or the CSTHEA, which governs how smokeless tobacco can be advertised and marketed. In addition to the FDA and FCC, Turning Point is subject to regulation by numerous other federal agencies, including the Federal Trade Commission, or the FTC, the Department of Justice, or the DOJ, the Alcohol and Tobacco Tax and Trade Bureau, or the TTB, the U.S. Environmental Protection Agency, or the EPA, the U.S. Department of Agriculture, or the USDA, the Consumer Product Safety Commission, or the CPSC, the U.S. Customs and Border Protection, or the CBP, and the U.S. Center for Disease Control and Prevention’s Office on Smoking and Health, or the CDC. There have also been adverse legislative and political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, which have received widespread public attention. There can be no assurance as to the ultimate content, timing or effect of any regulation of tobacco products by governmental bodies, nor can there be any assurance that potential corresponding declines in demand resulting from negative media attention would not have a material adverse effect on Turning Point’s business, results of operations and financial condition.

Turning Point’s products are regulated by the FDA, which has broad regulatory powers.

Substantially all of Turning Point’s 2016 U.S. gross sales are derived from the sale of products that are currently regulated by the FDA. The Tobacco Control Act grants the FDA broad regulatory authority over the design, manufacture, sale, marketing and packaging of tobacco products. Among the regulatory powers conferred to the FDA under the Tobacco Control Act is the authority to impose tobacco product standards that are appropriate for the protection of the public health, require manufacturers to obtain FDA review and authorization for the marketing of certain new or modified tobacco products and impose various additional restrictions. Such restrictions may include requiring reduction or elimination of the use of particular constituents or components, requiring product testing, or addressing other aspects of tobacco product construction, constituents, properties or labeling.

Specifically, the Tobacco Control Act (i) increases the number of health warnings required on cigarette and smokeless tobacco products, increases the size of warnings on packaging and in advertising, requires the FDA to develop graphic warnings for cigarette packages, and grants the FDA authority to require new warnings, (ii) imposes restrictions on the sale and distribution of tobacco products, including significant restrictions on tobacco product advertising and promotion as well as the use of brand and trade names, (iii) bans the use of  “light,” “mild,” “low” or similar descriptors on tobacco products, (iv) bans the use of “characterizing flavors” in cigarettes other than tobacco or menthol, (v) requires manufacturers to report ingredients and harmful constituents and requires the FDA to disclose certain constituent information to the public, (vi) authorizes the FDA to require the reduction of nicotine and the potential reduction or elimination of other constituents or additives, including menthol, (vii) establishes potentially expensive and time-consuming pre-market and “substantial equivalence” review pathways for tobacco products that are considered new, (viii) gives FDA broad authority to deny product applications thereby preventing the sale or distribution of the product subject to the application (and requiring such product to be removed from the market, if applicable), and (ix) requires tobacco product manufacturers (and certain other entities) to register with the FDA.

The FDA charges user fees based on the USDA unit calculations pro-rated to the annualized FDA congressionally allocated budget. These fees only apply to certain products currently regulated by the FDA, which include Turning Point’s smokeless and smoking products (other than cigarette paper products), but Turning Point may in the future be required to pay such fees on more of its products, and Turning Point cannot accurately predict which additional products may be subject to such fees or the magnitude of such fees, which could become significant.

Although the FDA is prohibited from issuing regulations banning all cigarettes or all smokeless tobacco products, or requiring the reduction of nicotine yields of a tobacco product to zero, it is likely that its regulations in accordance with the Tobacco Control Act could result in a decrease in cigarette and smokeless tobacco sales in the U.S. Turning Point believes that such regulation could adversely affect its ability to compete against its larger competitors, who may be able to more quickly and cost-effectively comply with these new rules and regulations. Turning Point’s ability to gain efficient market clearance for new tobacco products, or even to keep existing products on the market, could also be affected by FDA rules and regulations. Some of Turning Point’s currently marketed products that are subject to FDA regulation will require marketing authorizations from the FDA for Turning Point to continue marketing them (e.g., pre-market or substantial equivalence marketing authorizations, as applicable to the product), which Turning Point cannot guarantee it will be able to obtain. In addition, failure to comply with new or existing tobacco laws under which the FDA imposes regulatory requirements could result in significant financial penalties and government investigations of us. To the extent Turning Point is unable to respond to, or comply with, new FDA regulations it could have a material adverse effect on Turning Point’s business, results of operations and financial condition.

Many of Turning Point’s products contain nicotine, which is considered to be a highly addictive substance.

Many of Turning Point’s products contain nicotine, a chemical that is considered to be highly addictive. The Tobacco Control Act empowers the FDA to regulate the amount of nicotine found in tobacco products, but not to require the reduction of nicotine yields of a tobacco product to zero. Any FDA regulation, whether of nicotine levels or other product attributes, may require Turning Point to reformulate, recall and/or discontinue certain of the products Turning Point may sell from time to time, which may have a material adverse effect on Turning Point’s ability to market its products and have a material adverse effect on Turning Point’s business, results of operations and financial condition.

There is uncertainty related to the federal regulation of NewGen products, cigars and pipe tobacco products.

Since their introduction, there has been significant uncertainty regarding whether, how and when tobacco regulations would apply to NewGen products, such as electronic cigarettes or other vaporizer products. Based on a decision in December 2010 by the U.S. Court of Appeals for the D.C. Circuit, or the Sottera decision, the FDA is permitted to regulate electronic cigarettes containing tobacco-derived nicotine as “tobacco products” under the Tobacco Control Act.

Effective August 8, 2016, FDA’s regulatory authority under the Tobacco Control Act was extended to all remaining tobacco products, including: (i) certain NewGen products (such as electronic cigarettes, vaporizers and e-liquids) and their components or parts (such as tanks, coils and batteries); (ii) cigars and their components or parts (such as cigar tobacco); (iii) pipe tobacco, (iv) hookah products; or (v) any other tobacco product “newly deemed” by FDA. These deeming regulations apply to all products made or derived from tobacco intended for human consumption, but excluding accessories of tobacco products (such as lighters).

The deeming regulations require Turning Point to (i) register with the FDA and report product and ingredient listings; (ii) market newly deemed products only after FDA review and approval; (iii) only make direct and implied claims of reduced risk if the FDA approves after finding that scientific evidence supports the claim and that marketing the product will benefit public health as a whole; (iv) refrain from distributing free samples; (v) implement minimum age and identification restrictions to prevent sales to individuals under age 18; (vi) develop an approved warning plan and include prescribed health warnings on packaging and advertisements; and (vii) refrain from selling the products in vending machines, unless the machine is located in a facility that never admits youth. Newly-deemed tobacco products are also subject to the other requirements of the Tobacco Control Act, such as that they not be adulterated or misbranded. The FDA could in the future promulgate good manufacturing practice regulations for these and Turning Point’s other products, which could have a material adverse impact on Turning Point’s ability and the cost to manufacture its products.

Marketing authorizations will be necessary in order for Turning Point to continue its distribution of NewGen and cigar and pipe tobacco products. Compliance dates vary depending upon type of application submitted, but all newly-deemed products will require an application no later than February 8, 2018 (substantial equivalence filing) or August 8, 2018 (pre-market application filing) with the exception of Turning Point’s “grandfathered” products (products in commerce as of February 15, 2007) which are already authorized, unless FDA grants extensions to these compliance periods. Turning Point intends to timely file for the appropriate authorizations to allow Turning Point to sell its products in the U.S. Turning Point has no assurances that the outcome of such processes will result in its products receiving marketing authorizations from the FDA. Turning Point also has certain previously-regulated tobacco products which remain subject to “provisional” substantial equivalence filings made on March 22, 2011. If the FDA establishes regulatory processes that Turning Point is unable or unwilling to comply with, Turning Point’s business, results of operations, financial condition and prospects could be adversely affected.

The anticipated costs of complying with future FDA regulations will be dependent on the rules issued by the FDA, the timing and clarity of any new rules or guidance documents accompanying these rules, the reliability and simplicity (or complexity) of the electronic systems utilized by FDA for information and reports to be submitted, and the details required by FDA for such information and reports with respect to each regulated product (which have yet to be issued by FDA). Failure to comply with existing or new FDA regulatory requirements could result in significant financial penalties and could have a material adverse effect on Turning Point’s business, results of operations, financial condition and ability to market and sell its products. Compliance and related costs could be substantial and could significantly increase the costs of operating in Turning Point’s NewGen and cigar and pipe tobacco product markets.

In addition, failure to comply with the Tobacco Control Act and with FDA regulatory requirements could result in litigation, criminal convictions or significant financial penalties and could impair Turning Point’s ability to market and sell its electronic and vaporizer products. At present, Turning Point is not able to predict whether the Tobacco Control Act will impact its products to a greater degree than competitors in the industry, thus affecting its competitive position.

Furthermore, neither the Prevent All Cigarette Trafficking Act nor the Federal Cigarette Labeling and Advertising Act currently apply to NewGen products. There may, in the future, also be increased regulation of additives in smokeless products and internet sales of NewGen products. The application of either or both of these federal laws, and of any new laws or regulations which may be adopted in the future, to NewGen products or such additives could result in additional expenses and require Turning Point to change its advertising and labeling, and methods of marketing and distribution of its products, any of which could have a material adverse effect on Turning Point’s business, results of operations and financial condition.

Significant increases in state and local regulation of Turning Point’s NewGen products have been proposed or enacted and are likely to continue to be proposed or enacted in numerous jurisdictions.

There has been increasing activity on the state and local levels with respect to scrutiny of NewGen products. State and local governmental bodies across the U.S. have indicated NewGen products may become subject to new laws and regulations at the state and local levels. For example, in January 2015, the California Department of Health declared electronic cigarettes a health threat that should be strictly regulated like tobacco products. Further, some states and cities have enacted regulations that require obtaining a tobacco retail license in order to sell electronic cigarettes and vaporizer products. Many states and some cities have passed laws restricting the sale of electronic cigarettes and vaporizer products to minors. If one or more states from which Turning Point generates or anticipates generating significant sales of NewGen products bring actions to prevent Turning Point from selling its NewGen products unless Turning Point obtains certain licenses, approvals or permits, and if Turning Point is not able to obtain the necessary licenses, approvals or permits for financial reasons or otherwise and/or any such license, approval or permit is determined to be overly burdensome to Turning Point, then Turning Point may be required to cease sales and distribution of its products to those states, which could have a material adverse effect on Turning Point’s business, results of operations and financial condition.

Certain states and cities have already restricted the use of electronic cigarettes and vaporizer products in smoke-free venues. Additional city, state or federal regulators, municipalities, local governments and private industry may enact rules and regulations restricting the use of electronic cigarettes and vaporizer products in those same places where cigarettes cannot be smoked. Because of these restrictions, Turning Point’s customers may reduce or otherwise cease using its NewGen products, which could have a material adverse effect on Turning Point’s business, results of operations and financial condition.

Increases in tobacco-related taxes have been proposed or enacted and are likely to continue to be proposed or enacted in numerous jurisdictions.

Tobacco products, premium cigarette papers and tubes have long been subject to substantial federal, state and local excise taxes. Such taxes have frequently been increased or proposed to be increased, in some cases significantly, to fund various legislative initiatives or further disincentivize smoking. Since 1986, smokeless products have been subject to federal excise tax. Smokeless products are taxed by weight (in pounds or fractional parts thereof) manufactured or imported.

Since the State Children’s Health Insurance Program, or S-CHIP, reauthorization in early 2009, which utilizes, among other things, taxes on tobacco products to fund health insurance coverage for children, the federal excise tax increases adopted have been substantial and have materially reduced sales in the “roll your own”, or RYO, /MYO cigarette smoking products market, and also caused volume declines in other markets. Although the RYO/MYO cigarette smoking tobacco and related products market had been one of the fastest growing markets in the tobacco industry in the five years prior to 2009, the reauthorization of S-CHIP increased the federal excise tax on RYO tobacco from $1.10 to $24.78 per pound, and materially reduced the MYO cigarette smoking tobacco market in the U.S. There have not been any increases announced since 2009, but Turning Point cannot guarantee that it will not be subject to further increases, nor whether any such increases will affect prices in a way that further deters consumers from purchasing its products and/or affects its net revenues in a way that renders Turning Point unable to compete effectively.

In addition to federal excise taxes, every state and certain city and county governments have imposed substantial excise taxes on sales of tobacco products, and many have raised or proposed to raise excise taxes in recent years. Approximately one-half of the states tax MST on weight-based versus unit-based. Additional states may consider adopting such revised tax structures as well. Tax increases, depending on their parameters, may result in consumers switching between tobacco products or depress overall tobacco consumption, which is likely to result in declines in overall sales volumes.

Any future enactment of increases in federal or state excise taxes on Turning Point’s tobacco products or rulings that require certain of its products to be categorized differently for excise tax purposes could adversely affect demand for its products and may result in consumers switching between tobacco products or a depression in overall tobacco consumption, which would have a material adverse effect on Turning Point’s business, results of operations and financial condition.

If Turning Point’s NewGen products become subject to increased taxes it could adversely affect its business.

Presently the sale of NewGen products is generally not subject to federal, state and local excise taxes like the sale of conventional cigarettes or other tobacco products, all of which generally have high tax rates and have faced significant increases in the amount of taxes collected on their sales. In recent years, however, state and local governments have taken actions to move towards imposing excise taxes on NewGen products. As of January 1, 2017, the District of Columbia, Kansas, Louisiana, Minnesota, North Carolina, Pennsylvania, West Virginia and certain localities impose excise taxes on electronic cigarettes and/or liquid vapor. In addition, the state of California has passed legislation approving excise taxes that will take effect in April 2017. Other jurisdictions are contemplating similar legislation and other restrictions on electronic cigarettes. Should federal, state and local governments and or other taxing authorities begin or continue to impose excise taxes similar to those levied against conventional cigarettes and tobacco products on NewGen products, it may have a material adverse effect on the demand for these products, as consumers may be unwilling to pay the increased costs, which in turn could have a material adverse effect on Turning Point’s business, results of operations and financial condition.

Turning Point may be subject to increasing international control and regulation.

The World Health Organization’s Framework Convention on Tobacco Control, or the FCTC, is the first international public health treaty that establishes a global agenda to reduce initiation of tobacco use and regulate tobacco in an effort to encourage tobacco cessation. Over 170 governments worldwide have ratified the FCTC. The FCTC has led to increased efforts to reduce the supply and demand of tobacco products and to encourage governments to further regulate the tobacco industry. The tobacco industry expects significant regulatory developments to take place over the next few years, driven principally by the FCTC. Regulatory initiatives that have been proposed, introduced or enacted include:

•	the levying of substantial and increasing tax and duty charges;
•	restrictions or bans on advertising, marketing and sponsorship;
•	the display of larger health warnings, graphic health warnings and other labeling requirements;
•	restrictions on packaging design, including the use of colors and generic packaging;
•	restrictions or bans on the display of tobacco product packaging at the point of sale, and restrictions or bans on cigarette vending machines;
•	requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and other smoke constituents levels;
•	requirements regarding testing, disclosure and use of tobacco product ingredients;
•	increased restrictions on smoking in public and work places and, in some instances, in private places and outdoors;
•	elimination of duty free allowances for travelers; and
•	encouraging litigation against tobacco companies.

If the U.S. becomes a signatory to the FCTC and/or national laws are enacted in the U.S. that reflect the major elements of the FCTC, Turning Point’s business, results of operations and financial condition could be materially and adversely affected. If NewGen products become subject to one or more of the significant regulatory initiatives proposed under the FCTC, Turning Point’s NewGen products segment may also be materially adversely affected.

As part of Turning Point’s strategy, it has begun strategic international expansions, such as introducing its moist snuff tobacco products in South America and cigar products in Canada. This and other future expansions may subject Turning Point to additional or increasing international regulation, either by the countries that are the object of the strategic expansion or through international regulatory regimes, such as the FCTC, to which those countries may be signatories.

Liquid vapor products containing nicotine have not been approved for sale in Canada. Some Canadian provinces have restricted sales and marketing of electronic cigarettes, and other provinces are in the process of passing similar legislation. Furthermore, some Canadian provinces have limited the use of electronic cigarettes and vaporizer products in public places. As a result, Turning Point is unable to market these products in the relevant parts of Canada. These measures, and any future measures taken to limit the marketing, sale and use of NewGen products may have a material adverse effect on Turning Point’s business, results of operations and financial condition.

To the extent Turning Point’s existing or future products become subject to international regulatory regimes that Turning Point is unable to comply with or fail to comply with, they may have a material adverse effect on Turning Point’s business, results of operations and financial condition.

Turning Point’s distribution efforts rely in part on its ability to leverage relationships with large retailers and national chains.

Turning Point’s distribution efforts rely in part on its ability to leverage relationships with large retailers and national chains to sell and promote its products, which is dependent upon the strength of the brand names that Turning Point owns or licenses and its salesforce effectiveness. In order to maintain these relationships, Turning Point must continue to supply products that will bring steady business to these retailers and national chains. Turning Point may not be able to sustain these relationships or establish other relationships with such entities, which could have a material adverse effect on Turning Point’s ability to execute its branding strategies, its ability to access the end-user markets with its products or its ability to maintain its relationships with the producers of its products. For example, if Turning Point is unable to meet benchmarking provisions in contracts or if Turning Point is unable to maintain and leverage its retail relationships on a scale sufficient to make Turning Point an attractive distributor, it would have a material adverse effect on its ability to source products, and on its business, results of operations and financial condition.

In addition, there are factors beyond Turning Point’s control that may prevent Turning Point from leveraging existing relationships, such as industry consolidation. If Turning Point is unable to develop and sustain relationships with large retailers and national chains, or are unable to leverage those relationships due to factors such as a decline in the role of brick-and-mortar retailers in the North American economy, Turning Point’s capacity to maintain and grow brand and product recognition and increase sales volume will be significantly undermined. In such an event, Turning Point may ultimately be forced to pursue and rely on local and more fragmented sales channels, which will have a material adverse effect on Turning Point’s business, results of operations and financial condition.

Turning Point has a substantial amount of indebtedness that could affect its financial condition.

Turning Point currently has $143.5 million outstanding under its 2017 First Lien Credit Agreement, $55.0 million outstanding under its 2017 Second Lien Credit Facility and $25.0 million of borrowings outstanding under its 2017 Revolving Credit Facility, with the ability to borrow an additional $25.0 million under the 2017 Revolving Credit Facility. If Turning Point cannot generate sufficient cash flow from operations to service its debt, Turning Point may need to further refinance its debt, dispose of assets or issue equity to obtain necessary funds. Turning Point does not know whether it will be able to do any of this on a timely basis or on terms satisfactory to Turning Point or at all. Turning Point’s substantial amount of indebtedness could limit its ability to:

•	obtain necessary additional financing for working capital, capital expenditures or other purposes in the future;
•	plan for, or react to, changes in its business and the industries in which it operates;
•	make future acquisitions or pursue other business opportunities;
•	react in an extended economic downturn; and
•	pay dividends to the extent it determines to do so in the future.

The terms of the agreement governing Turning Point’s indebtedness may restrict its current and future operations, which would adversely affect its ability to respond to changes in its business and to manage its operations.

Turning Point’s 2017 Revolving Credit Facility, 2017 First Lien Credit Agreement and 2017 Second Lien Credit Facility contain, and any future indebtedness of Turning Point’s would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on Turning Point, including restrictions on its ability to, among other things:

•	incur additional debt;
•	pay dividends and make other restricted payments;
•	create liens;
•	make investments and acquisitions;
•	engage in sales of assets and subsidiary stock;
•	enter into sale-leaseback transactions;
•	enter into transactions with affiliates;

•	transfer all or substantially all of its assets or enter into merger or consolidation transactions; and
•	enter into certain hedging agreements.

Turning Point’s 2017 Revolving Credit Facility, 2017 First Lien Credit Agreement and 2017 Second Lien Credit Facility also require Turning Point to maintain certain financial ratios. As of December 31, 2016, Turning Point was in compliance with the financial and restrictive covenants in its previous debt facility. However, a failure by Turning Point to comply with the covenants or financial ratios in its debt instruments could result in an event of default under the applicable facility, which could adversely affect its ability to respond to changes in its business and manage its operations. In the event of any default under Turning Point’s 2017 Revolving Credit Facility, 2017 First Lien Credit Agreement or 2017 Second Lien Credit Facility, the lenders under Turning Point’s debt instruments could elect to declare all amounts outstanding under such instruments to be due and payable and require Turning Point to apply all of its available cash to repay these amounts. If the indebtedness under Turning Point’s 2017 Revolving Credit Facility, 2017 First Lien Credit Agreement or 2017 Second Lien Credit Facility were to be accelerated, which would cause an event of default and a cross-acceleration of its obligations under its other debt instruments, there can be no assurance that Turning Point’s assets would be sufficient to repay this indebtedness in full, which could have a material adverse effect on Turning Point’s business, results of operations and financial condition.

Turning Point faces intense competition and may fail to compete effectively.

Turning Point is subject to significant competition across its segments, and competes against companies in all segments that have access to significant resources in terms of technology, relationships with suppliers and distributors and access to cash flow and financial markets.

The OTP industry is characterized by brand recognition and loyalty, with product quality, price, marketing and packaging constituting the primary methods of competition. Substantial marketing support, merchandising display, competitive pricing and other financial incentives generally are required to introduce a new brand or to improve or maintain a brand’s market position. Turning Point’s principal competitors are “big tobacco,” Altria Group, Inc. (formerly Phillip Morris) and Reynolds American Inc., as well as Swedish Match, Swisher International and manufacturers of electronic cigarettes, including U.K.-based Imperial Brands PLC. These competitors are significantly larger than Turning Point and aggressively seek to limit the distribution or sale of other companies’ products, both at the wholesale and retail levels. For example, certain competitors have entered into agreements limiting retail-merchandising displays of other companies’ products or imposing minimum prices for OTP products, thereby limiting their competitors’ ability to offer discounted products. In addition, the tobacco industry is experiencing a trend toward industry consolidation, most recently evidenced by the planned acquisition of Reynolds American, Inc. by British American Tobacco p.l.c. which is expected to close in the third quarter of 2017 and the June 2015 acquisition of Lorillard Inc. by Reynolds American Inc. Industry consolidation could result in a more competitive environment if Turning Point’s competitors are able to increase their combined resources, enhance their access to national distribution networks, or become acquired by established companies with greater resources than Turning Point’s. Any inability to compete due to Turning Point’s smaller scale as the industry continues to consolidate and be dominated by “big tobacco” could have a material adverse effect on Turning Point’s business, results of operations and financial condition.

The competitive environment and Turning Point’s competitive position is also significantly influenced by economic conditions, the state of consumer confidence, competitors’ introduction of low-priced products or innovative products, higher taxes, higher absolute prices and larger gaps between price categories and product regulation that diminishes the consumer’s ability to differentiate tobacco products. Due to the impact of these factors, as well as higher state and local excise taxes and the market share of deep discount brands, the tobacco industry has become increasingly price competitive. As Turning Point seeks to adapt to the price competitive environment, its competitors that are better capitalized may be able to sustain price discounts for long periods of time by spreading the loss across their expansive portfolios, with which Turning Point is not positioned to compete.

Competition in the electronic cigarette and vaporizer products industry is particularly intense. The nature of Turning Point’s NewGen product competitors is varied as the market is highly fragmented. In addition, some marketers still have the ability to access sales channels through the mail, which is no longer available in the markets for traditional tobacco products, and which facilitates market access for a range of competitors who would otherwise find themselves at a competitive disadvantage in a brick-and-mortar context.

“Big tobacco” has also established its presence in the NewGen products market. There can be no assurance that Turning Point’s products will be able to compete successfully against these companies or any of Turning Point’s other competitors, some of which have far greater resources, capital, experience, market penetration, sales and distribution channels than us. In addition, there are currently no U.S. restrictions on advertising electronic cigarettes and vaporizer products and competitors, including “big tobacco,” may have more resources than Turning Point for advertising expenses, which could have a material adverse effect on Turning Point’s ability to build and maintain market share, and thus have a material adverse effect on Turning Point’s business, results of operations and financial condition.

The market for NewGen products is a niche market, subject to a great deal of uncertainty and is still evolving.

Vaporizer products and electronic cigarettes, having recently been introduced to market, are at an early stage of development, and represent core components of a niche market that is evolving rapidly and is characterized by a number of market participants. Rapid growth in the use of, and interest in, vaporizer products and electronic cigarettes is recent, and may not continue on a lasting basis. The demand and market acceptance for these products is subject to a high level of uncertainty. Therefore, Turning Point is subject to all of the business risks associated with a new enterprise in a niche market. Continued evolution, uncertainty and the resulting increased risk of failure of Turning Point’s new and existing product offerings in this market could have a material adverse effect on Turning Point’s ability to build and maintain market share and on Turning Point’s business, results of operations and financial condition. Further, there can be no assurance that Turning Point will be able to continue to effectively compete in the NewGen products marketplace.

Turning Point may become subject to significant product liability litigation.

The tobacco industry has experienced and continues to experience significant product liability litigation. Most tobacco liability lawsuits have been brought against manufacturers and sellers of cigarettes by individual plaintiffs, often participating on a class-action basis, for injuries allegedly caused by cigarette smoking or by exposure to cigarette smoke. However, several lawsuits have also been brought against Turning Point and other manufacturers and sellers of smokeless products for injuries to health allegedly caused by use of smokeless products. There are several such suits pending against Turning Point with limited activity. In addition to the risks to Turning Point’s business, results of operations and financial condition resulting from adverse results in any such action, ongoing litigation may divert management’s attention and resources, which could have an impact on Turning Point’s business and operations. For a description of current material litigation to which Turning Point or its subsidiaries are a party, see the section entitled “Certain Information Concerning the Business of Turning Point’s – Legal Proceedings.” Turning Point cannot predict with certainty the outcome of these claims and there can be no assurance that Turning Point will not sustain losses in connection with such lawsuits and that such losses will not have a material adverse effect on Turning Point’s business, results of operations and financial condition.

In addition to current and potential future claims related to its smoking and smokeless products, Turning Point may be subject to claims in the future relating to its NewGen products. As a result of their relative novelty, electronic cigarette and vaporizer product manufacturers and sellers have only recently become subject to litigation. Turning Point may see increasing litigation over NewGen products or the regulation of its products as the regulatory regimes surrounding these products develop.

As a result, Turning Point may face substantial costs due to increased product liability litigation relating to new regulations or other potential defects associated with its NewGen products, which could have a material adverse effect on Turning Point’s business, results of operations and financial condition.

The scientific community has not yet studied extensively the long-term health effects of electronic cigarette, vaporizer or e-liquids products use.

Electronic cigarettes, vaporizers and related products were recently developed and therefore the scientific community has not had a sufficient period of time to study the long-term health effects of their use. Currently, there is no way of knowing whether these products are safe for their intended use. If the scientific community were to determine conclusively that use of any or all of these products poses long-term health risks, market demand for these products and their use could materially decline. Such a determination could also lead to litigation and significant regulation. Loss of demand for Turning Point’s product, product liability claims and increased regulation stemming from unfavorable scientific studies on these products could have a material adverse effect on Turning Point’s business, results of operations and financial condition.

Turning Point is required to maintain and contribute cash amounts to an escrow account in order to be compliant with a settlement agreement between Turning Point and certain U.S. states and territories.

In November 1998, the major U.S. cigarette manufacturers entered into the Master Settlement Agreement, or the MSA, and the Smokeless Tobacco Master Settlement Agreement, or the STMSA, with 46 U.S. states and certain U.S. territories and possessions. Pursuant to the MSA and subsequent states’ statutes, a “cigarette manufacturer” (which is defined to also include a manufacturer of RYO/MYO cigarette tobacco) has the option of either becoming a signatory to the MSA, or, as Turning Point has elected, operating as a non-participating manufacturer, or NPM, by funding and maintaining an escrow account, with sub-accounts on behalf of each settling state. These NPM escrow accounts are governed by states’ escrow and complementary statutes that are generally monitored by the Office of the State Attorney General. The statutes require NPM companies to deposit, on an annual basis, into qualified banks’ escrow funds based on the number of cigarettes or cigarette equivalents, which is measured by pounds of RYO/MYO tobacco sold. NPM companies are, within specified limits, entitled to direct the investment of the escrowed funds and withdraw any interest or appreciation, but cannot withdraw the principal for twenty-five years from the year of each annual deposit, except to withdraw funds deposited pursuant to an individual state’s escrow statute to pay a final judgment to that state’s plaintiffs in the event of such a final judgment. The investment vehicles available to Turning Point are specified in the state escrow agreements and are limited to low-risk government securities.

Various states have enacted or proposed complementary legislation intended to curb the activity of certain manufacturers and importers of cigarettes or MYO tobacco that are selling into MSA states without signing the MSA or who have failed to properly establish and fund a qualifying escrow account. Turning Point believes it has been and is currently fully compliant with all applicable laws, regulations and statutes, although compliance-related issues may, from time to time, be disruptive to Turning Point’s business, any of which could have a material adverse effect on Turning Point’s business, results of operations and financial condition.

Pursuant to the NPM escrow account statutes, in order to be compliant with the NPM escrow requirements, Turning Point is required to deposit such funds for each calendar year into a qualifying escrow account by April 15 of the following year with each year’s deposit being released from escrow after 25 years. As of June 30, 2017, Turning Point had made deposits of approximately $32.0 million.

Although no such legislation has been proposed or enacted, future changes to the MSA, such as legislation that extends the MSA to products to which it does not currently apply, or legislation that limits the ability of companies to receive unused escrow funds after 25 years, may have a material adverse effect on Turning Point’s business, results of operations and financial condition.

Despite the amounts maintained and funded to the escrow account, compliance with the funding requirements for the escrow account does not necessarily prevent future federal and/or state regulations with respect to the OTP industry from having a material adverse effect on Turning Point’s business, results of operations and financial condition.

Competition from illicit sources may have an adverse effect on Turning Point’s overall sales volume, restricting the ability to increase selling prices and damaging brand equity.

Illicit trade and tobacco trafficking in the form of counterfeit products, smuggled genuine products and locally manufactured products on which applicable taxes are evaded, represent a significant and growing threat to the legitimate tobacco industry. Factors such as increasing tax regimes, regulatory restrictions, compliance requirements and economic downturn are encouraging more consumers to switch to illegal, cheaper tobacco products and providing greater rewards for smugglers. Illicit trade can have an adverse effect on Turning Point’s overall sales volume, restrict the ability to increase selling prices, damage brand equity and may lead to commoditization of its products.

Although Turning Point combats counterfeiting of its products by engaging in certain tactics, such as requiring all sales force personnel to randomly collect its products from retailers in order to be tested by its quality control team, maintaining a quality control group that is responsible for identifying counterfeit products and using a private investigation firm to help perform surveillance of retailers Turning Point suspects are selling counterfeit products, no assurance can be given that Turning Point will be able to detect or stop sales of all counterfeit products. In addition, Turning Point has in the past and will continue to bring suits against retailers and distributors that sell certain counterfeit products. While Turning Point has been successful in securing financial recoveries from and helping to obtain criminal convictions of counterfeiters in the past, no assurance can be given that Turning Point will be successful in any such suits or that such suits will be successful in stopping other retailers or distributors from selling counterfeit products. Even if Turning Point is successful, such suits could consume a significant amount of management’s time and could also result in significant expenses to the company. Any failure to track and prevent counterfeiting of Turning Point’s products could have a material adverse on its ability to maintain or effectively compete for the products Turning Point distributes under its brand names, which would have a material adverse effect on Turning Point’s business, results of operations and financial condition.

Reliance on information technology means a significant disruption could affect Turning Point’s communications and operations.

Turning Point increasingly relies on information technology systems for its internal communications, controls, reporting and relations with customers and suppliers and information technology is becoming a significantly important tool for its sales staff. Turning Point’s marketing and distribution strategy is dependent upon its ability to closely monitor consumer and market trends on a highly specified level, for which Turning Point is reliant on its highly sophisticated data tracking systems, which are susceptible to disruption or failure. In addition, Turning Point’s reliance on information technology exposes it to cyber-security risks, which could have a material adverse effect on its ability to compete. Security and privacy breaches may expose Turning Point to liability and cause it to lose customers, or may disrupt its relationships and ongoing transactions with other entities with whom Turning Point contracts throughout its supply chain. The failure of Turning Point’s information systems to function as intended, or the penetration by outside parties intent on disrupting business processes, could result in significant costs, loss of revenue, assets or personal or other sensitive data and reputational harm.

Security and privacy breaches may expose Turning Point to liability and cause it to lose customers.

Federal and state laws require Turning Point to safeguard its wholesalers’ and retailers’ financial information, including credit information. Although Turning Point has established security procedures to protect against identity theft and the theft of its customers’ and distributors’ financial information, Turning Point’s security and testing measures may not prevent security breaches, and breaches of privacy may occur and could harm its business. Typically, Turning Point relies on encryption and authentication technology licensed from third parties to enhance transmission security of confidential information in relation to financial and other sensitive information that Turning Point has on file. Advances in computer capabilities, new discoveries in the field of cryptography, inadequate facility security or other developments may result in a compromise or breach of the technology used by Turning Point to protect customer data. Any compromise of Turning Point’s security could harm its reputation or financial condition and, therefore, its business. In addition, a party who is able to circumvent Turning Point’s security measures or exploit inadequacies in its security measures, could, among other effects, misappropriate proprietary information, cause interruptions in Turning Point’s operations or expose customers and other entities with which Turning Point interacts to computer viruses or other disruptions. Actual or perceived vulnerabilities may lead to claims against Turning Point. To the extent the measures Turning Point has taken prove to be insufficient or inadequate, Turning Point may become subject to litigation or administrative sanctions, which could result in significant fines, penalties or damages and harm to its reputation.

Contamination of, or damage to, Turning Point’s products could adversely impact sales volume, market share and profitability.

Turning Point’s market position may be affected through the contamination of its tobacco supply or products during the manufacturing process or at different points in the entire supply chain. Turning Point keeps significant amounts of inventory of its products in warehouses and it is possible that this inventory could become contaminated prior to arrival at its premises or during the storage period. If contamination of Turning Point’s inventory or packaged products occurs, whether as a result of a failure in quality control by Turning Point or by one of its suppliers, Turning Point may incur significant costs in replacing the inventory and recalling products. Turning Point may be unable to meet customer demand and may lose customers who purchase alternative brands or products. In addition, consumers may lose confidence in the affected product.

Under the terms of its contracts, Turning Point imposes requirements on its suppliers to maintain quality and comply with product specifications and requirements, and on its third-party co-manufacturer to comply with all federal, state and local laws. These third-party suppliers, however, may not continue to produce products that are consistent with Turning Point’s standards or that are in compliance with applicable laws, and Turning Point cannot guarantee that it will be able to identify instances in which its third-party suppliers fail to comply with its standards or applicable laws. A loss of sales volume from a contamination event may occur, and such a loss may affect Turning Point’s ability to supply its current customers and to recapture their business in the event they are forced to switch products or brands, even if on a temporary basis. Turning Point may also be subject to legal action as a result of a contamination, which could result in negative publicity and lower sales. During this time, Turning Point’s competitors may benefit from an increased market share that could be difficult and costly to regain. Such a contamination event could have a material adverse effect on Turning Point’s business, results of operations and financial condition.

Turning Point’s intellectual property may be infringed.

Turning Point currently relies on trademark and other intellectual property rights to establish and protect the brand names and logos Turning Point owns or licenses. Third parties have in the past infringed, and may in the future infringe, on these trademarks and Turning Point’s other intellectual property rights. Turning Point’s ability to maintain and further build brand recognition is dependent on the continued and exclusive use of these trademarks, service marks and other proprietary intellectual property, including the names and logos Turning Point owns or licenses. Despite Turning Point’s attempts to ensure these intellectual property rights are protected, third parties may take actions that could materially and adversely affect Turning Point’s rights or the value of this intellectual property. Any litigation concerning Turning Point’s intellectual property rights, whether successful or unsuccessful, could result in substantial costs to Turning Point and diversions of Turning Point’s resources. Expenses related to protecting Turning Point’s intellectual property rights, the loss or compromise of any of these rights or the loss of revenues as a result of infringement could have a material adverse effect on Turning Point’s business, results of operations and financial condition, and may prevent the brands Turning Point owns or licenses from growing or maintaining market share.

Third parties may claim that Turning Point infringes their intellectual property and trademark rights.

Competitors in the tobacco products market have claimed, and others may claim, that Turning Point infringes their proprietary rights. In particular, Turning Point has been involved in ongoing litigation with the Republic Group concerning the Zig-Zag® trademark in certain territories outside the U.S. and Canada. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against Turning Point or the payment of damages.

Turning Point may fail to manage its growth.

Turning Point has expanded over its history and intends to grow in the future. For example, Turning Point acquired the Stoker’s® brand in 2003, and has continued to develop it through the introduction of new products, such as moist snuff in 2009. Turning Point has also focused on growing its relationships with its key suppliers through expansion into new product lines, such as the addition of cigarillos, which are sourced by JJA, and MYO cigar wraps, which are sourced from Durfort. In addition, the acquisition of VaporBeast will accelerate Turning Point’s entry into the non-traditional retail channels. However, any future growth will place additional demands on Turning Point’s resources, and Turning Point cannot be sure it will be able to manage its growth effectively. If Turning Point is unable to manage its growth while maintaining the quality of its products and profit margins, or if new systems that Turning Point implements to assist in managing its growth do not produce the expected benefits, Turning Point’s business, financial position, results of operations and cash flows could be adversely affected. Turning Point may not be able to support, financially or otherwise, future growth, or hire, train, motivate and manage the required personnel. Turning Point’s failure to manage growth effectively could also limit its ability to achieve its goals as they relate to streamlined sales, marketing and distribution operations and the ability to achieve certain financial metrics.

Turning Point may fail to successfully integrate its acquisitions or otherwise be unable to benefit from pursuing acquisitions

Turning Point believes there are meaningful opportunities to grow through acquisitions and joint ventures across all OTP product categories and Turning Point expects to continue a strategy of selectively identifying and acquiring businesses with complementary products. Turning Point may be unable to identify, negotiate, and complete suitable acquisition opportunities on reasonable terms. There can be no assurance that any business acquired by Turning Point will be successfully integrated with its operations or prove to be profitable to Turning Point. Turning Point may incur future liabilities related to acquisitions. Should any of the following problems, or others, occur as a result of Turning Point’s acquisition strategy, the impact could be material:

•	difficulties integrating personnel from acquired entities and other corporate cultures into its business;
•	difficulties integrating information systems;
•	the potential loss of key employees of acquired companies;
•	the assumption of liabilities and exposure to undisclosed or unknown liabilities of acquired companies; or
•	the diversion of management attention from existing operations.

Turning Point may fail to achieve the expected benefits of the VaporBeast acquisition and to integrate VaporBeast’s operations with Turning Point’s, which could adversely affect its operating results.

Turning Point is in the process of integrating and expect to achieve some synergies from the acquisition of VaporBeast. However, Turning Point cannot be certain whether, and to what extent, synergies will be realized in connection with the VaporBeast transaction in the future. Such integration may be complex and the failure to do so efficiently and effectively may negatively affect earnings.

Turning Point is subject to fluctuations in its results that make it difficult to track trends and develop strategies in the short-term.

In response to competitor actions and pricing pressures, Turning Point has engaged in significant use of promotional and sales incentives. Turning Point regularly reviews the results of its promotional spending activities and adjusts its promotional spending programs in an effort to maintain its competitive position. Accordingly, unit sales volume and sales promotion costs in any period are not necessarily indicative of sales and costs that may be realized in subsequent periods. Additionally, promotional activity significantly increases net sales in the month in which it is initiated and net sales are adversely impacted in the month after a promotion. Accordingly, based upon the timing of its marketing and promotional initiatives, Turning Point has and may continue to experience significant variability in its results, which could affect its ability to formulate strategies that allow Turning Point to maintain its market presence across volatile periods. If Turning Point’s fluctuations obscure its ability to track important trends in its key markets, it may have a material adverse effect on Turning Point’s business, results of operations and financial condition.

Turning Point is subject to the risks of exchange rate fluctuations.

Currency movements and suppliers’ price increases relating to premium cigarette papers and cigarette tubes are the primary factors affecting Turning Point’s cost of sales. These products are purchased from Bolloré and Turning Point makes payments in euros. Thus, Turning Point bears certain foreign exchange rate risk for certain of its inventory purchases. In addition, as part of its strategy, Turning Point has begun strategic international expansions, such as introducing its MST products in South America. As a result, Turning Point may be more sensitive to the risks of exchange rate fluctuations. To manage this risk, Turning Point sometimes utilizes short-term forward currency contracts to purchase euros for its inventory purchases. Turning Point has a foreign exchange currency policy which governs its hedging of risk. While Turning Point engages in hedging transactions from time to time, no assurance can be made that Turning Point will be successful in eliminating currency exchange risks or that changes in currency rates will not have a material adverse effect on Turning Point’s business, results of operations and financial condition.

Adverse U.S. and global economic conditions could negatively impact Turning Point’s business, prospects, results of operations, financial condition or cash flows.

Turning Point’s business and operations are sensitive to global economic conditions. These conditions include interest rates, energy costs, inflation, recession, fluctuations in debt and equity capital markets and the general condition of the U.S. and world economy. A material decline in the economic conditions affecting consumers, which cause a reduction in disposable income for the average consumer, may change consumption patterns, and may result in a reduction in spending on OTP or a switch to cheaper products or products obtained through illicit channels. Electronic cigarettes, vaporizer and e-liquid products are relatively new to market and may be regarded by users as a novelty item and expendable. As such, demand for Turning Point’s NewGen products may be particularly sensitive to economic conditions such as inflation, recession, high energy costs, unemployment, changes in interest rates and money supply, changes in the political environment and other factors beyond Turning Point’s control, any combination of which could result in a material adverse effect on Turning Point’s business, results of operations and financial condition.

Turning Point’s supply to its wholesalers and retailers is dependent on the demands of their customers who are sensitive to increased sales taxes and economic conditions affecting their disposable income.

Consumer purchases of tobacco products are historically affected by economic conditions, such as changes in employment, salary and wage levels, the availability of consumer credit, inflation, interest rates, fuel prices, sales taxes, and the level of consumer confidence in prevailing and future economic conditions. Discretionary consumer purchases, such as of OTP, may decline during recessionary periods or at other times when disposable income is lower and taxes may be higher.

In addition, states such as New York, Hawaii, Rhode Island, Georgia and North Carolina have begun collecting taxes on internet sales where companies have used independent contractors in those states to solicit sales from residents of those states. These taxes apply to Turning Point’s online sales of NewGen products into those states, and may result in reduced demand from the independent wholesalers who may not be able to absorb the increased taxes or successfully pass them onto the end-user without experiencing reduced demand. The requirement to collect, track and remit taxes based on independent affiliate sales may require Turning Point to increase its prices, which may affect demand for Turning Point’s products or conversely reduce its net profit margin, which could have a material adverse effect on Turning Point’s business, results of operations and financial condition.

Turning Point’s failure to comply with certain environmental, health and safety regulations could adversely affect its business.

The storage, distribution and transportation of some of the products that Turning Point sells are subject to a variety of federal and state environmental regulations. In addition, Turning Point’s manufacturing facilities are similarly subject to federal, state and local environmental laws. Turning Point is also subject to operational, health and safety laws and regulations. Turning Point’s failure to comply with these laws and regulations could cause a disruption in its business, an inability to maintain its manufacturing resources, and additional and potentially significant remedial costs and damages, fines, sanctions or other legal consequences that could have a material adverse effect on Turning Point’s business, results of operations and financial condition.

The departure of key management personnel and the failure to attract and retain talent could adversely affect Turning Point’s operations.

Turning Point’s success depends upon the continued contributions of its senior management. Turning Point’s ability to implement its strategy of attracting and retaining the best talent may be impaired by the decreasing social acceptance of OTP usage. The OTP industry competes for talent with the consumer products industry and other companies that enjoy greater societal acceptance. As a result, Turning Point may be unable to attract and retain the best talent, which could have a material adverse effect on Turning Point’s business, results of operations and financial condition.

The value of Turning Point’s deferred tax assets could adversely affect its operating results.

The value of Turning Point’s deferred tax assets could be adversely affected by a change in statutory tax rates. For example, President Trump’s administration has indicated it will propose reductions to the corporate statutory tax rate. A decline in the federal corporate tax rate may lower the Company’s tax provision expense; however, it may also significantly decrease the value of the Company’s deferred tax assets, which would result in a reduction of net income in the period in which the tax change is enacted. Further, there is no assurance that any potential tax savings from a reduction in corporate tax rates, if enacted, would be realized to the extent anticipated or at all.

Imposition of significant tariffs on imports into the U.S., could have a material and adverse effect on Turning Point’s business.

Turning Point is required to purchase all its cigarette papers, cigarette tubes and cigarette injector machines from Bolloré in France, and Turning Point sources its Zig-Zag® branded cigars and cigarillos and other products from the Dominican Republic. President Trump and his administration have made comments that indicate an intention to impose significant tariffs on goods and services imported from outside the U.S. If the U.S. were to impose such tariffs, it is likely to make it more costly for Turning Point to import goods from other countries. As a result, Turning Point’s business, financial condition and results of operations could be materially adversely affected.

The reduced disclosure requirements applicable to emerging growth companies may make Turning Point’s common stock less attractive to investors, potentially decreasing Turning Point’s stock price.

Turning Point is an “emerging growth company” as defined under the federal securities laws. For as long as Turning Point continues to be an emerging growth company, it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. Investors may find Turning Point’s common stock less attractive because Turning Point may rely on these exemptions, which include but are not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, or Section 404, reduced disclosure obligations regarding executive compensation in Turning Point’s periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act, or Section 107, provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Turning Point has elected to opt out of the extended transition period for complying with the revised accounting standards.

If investors find Turning Point’s common stock less attractive as a result of exemptions and reduced disclosure requirements, there may be a less active trading market for Turning Point’s common stock and its stock price may be more volatile or decrease.

Turning Point may lose its status as an emerging growth company before the five-year maximum time period a company may retain such status.

Turning Point has elected to rely on the exemptions and reduced disclosure requirements applicable to emerging growth companies and expects to continue to do so. However, Turning Point may choose to “opt out” of such reduced disclosure requirements and provide disclosure required for companies that do not qualify as emerging growth companies. In addition, Turning Point chose to opt out of the provision of the JOBS Act that permits it to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. Section 107 provides that Turning Point’s decision to opt out of the extended transition period for complying with new or revised accounting standards would be irrevocable.

Furthermore, although Turning Point is able to remain an emerging growth company for up to five years, Turning Point may lose such status at an earlier time if  (i) its annual gross revenues exceed $1 billion, (ii) it becomes a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of Turning Point’s common stock that is held by non-affiliates exceeds $700 million as of the last business day of its most recently completed second fiscal quarter, or (iii) it issued more than $1 billion in non-convertible debt during the preceding three-year period.

When Turning Point loses its emerging growth company status, whether due to an election, the end of the five-year period, or one of the circumstances listed in the preceding paragraph, the emerging growth company exemptions will cease to apply and Turning Point expects it will incur additional expenses and devote increased management effort toward ensuring compliance with the non-emerging growth company requirements. Turning Point cannot predict or estimate the amount of additional costs it may incur as a result of the change in its status under the JOBS Act or the timing of such costs, though such costs may be substantial.

Turning Point’s principal stockholders will be able to exert significant influence over matters submitted to its stockholders and may take certain actions to prevent takeovers.

SDOI owns approximately 51.7% of Turning Point’s stock. The existence of SDOI and other significant stockholders may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of Turning Point’s other stockholders to approve transactions that they may deem to be in the best interests of Turning Point. In addition, Turning Point’s significant stockholders will be able to exert significant influence over the decision, if any, to authorize additional capital stock, which, if issued, could have a significant dilutive effect on holders of common stock.

Turning Point’s certificate of incorporation provides that the doctrine of “corporate opportunity” will not apply against Standard General in a manner that would prohibit them from investing in competing businesses or doing business with Turning Point’s customers. To the extent they invest in such other businesses, Standard General may have differing interests than Turning Point’s other stockholders. In addition, Standard General is permitted to engage in business activities or invest in or acquire businesses which may compete with or do business with any competitors of ours.

Furthermore, Standard General is in the business of managing investment funds and therefore may pursue acquisition opportunities that may be complementary to Turning Point’s business and, as a result, such acquisition opportunities may not be available to us.

Turning Point’s certificate of incorporation and bylaws, as well as Delaware law and certain regulations, could discourage or prohibit acquisition bids or merger proposals, which may adversely affect the market price of Turning Point’s common stock.

Turning Point’s certificate of incorporation authorizes its board of directors to issue preferred stock without stockholder approval. If Turning Point’s board of directors elects to issue preferred stock, it could be more difficult for a third party to acquire it. In addition, some provisions of Turning Point’s certificate of incorporation, bylaws and applicable law could make it more difficult for a third party to acquire control of it, even if the change of control would be beneficial to Turning Point’s stockholders, including:

•	limitations on the removal of directors;
•	limitations on the ability of its stockholders to call special meetings;
•	limitations on stockholder action by written consent;
•	establishing advance notice provisions for stockholder proposals and nominations for elections to the board of directors to be acted upon at meetings of stockholders; and
•	limitations on the ability of its stockholders to fill vacant directorships or amend the number of directors constituting Turning Point’s board of directors.

Turning Point’s certificate of incorporation limits the ownership of its common stock by individuals and entities that are Restricted Investors. These restrictions may affect the liquidity of Turning Point’s common stock and may result in Restricted Investors being required to sell or redeem their shares at a loss or relinquish their voting, dividend and distribution rights.

For so long as Turning Point or one of its subsidiaries is party to any of the Bolloré distribution agreements, Turning Point’s certificate of incorporation will limit the ownership of its common stock by any “Restricted Investor” to 14.9% of Turning Point’s outstanding common stock and shares convertible or exchangeable therefor (including Turning Point’s non-voting common stock), or the Permitted Percentage. A “Restricted Investor” is defined as: (i) any entity that directly or indirectly manufactures, sells, markets, distributes or otherwise promotes cigarette paper booklets, filter tubes, injector machines or filter tips in the United States, the District of Columbia, the territories, possessions and military bases of the United States and the Dominion of Canada, or a Bolloré Competitor, (ii) any entity that owns more than a 20% equity interest in any Bolloré Competitor, or (iii) any person who serves as a director or officer of, or any entity that has the right to appoint an officer or director of, any Bolloré Competitor or of any Entity that owns more than a 20% equity interest in any Bolloré Competitor, each, a Restricted Investor. Turning Point’s certificate of incorporation further provides that any issuance or transfer of shares to a Restricted Investor in excess of the Permitted Percentage will be ineffective as against Turning Point and that neither Turning Point nor its transfer agent will register the issuance or transfer of shares or be required to recognize the transferee or owner as a holder of Turning Point’s common stock for any purpose except to exercise Turning Point’s remedies described below. Any shares in excess of the Permitted Percentage in the hands of a Restricted Investor will not have any voting or dividend rights and are subject to redemption by Turning Point in its discretion. The liquidity or market value of the shares of Turning Point’s common stock may be adversely impacted by such transfer restrictions.

As a result of the above provisions, a proposed transferee of Turning Point’s common stock that is a Restricted Investor may not receive any return on its investment in shares it purchases or owns, as the case may be, and it may sustain a loss. Turning Point is entitled to redeem all or any portion of such shares acquired by a Restricted Investor in excess of the Permitted Percentage, or Excess Shares, at a redemption price based on a fair market value formula that is set forth in Turning Point’s certificate of incorporation, which may be paid in any form, including cash or promissory notes, at Turning Point’s discretion. Excess Shares not yet redeemed will not be accorded any voting, dividend or distribution rights while they constitute Excess Shares. As a result of these provisions, a stockholder who is a Restricted Investor may be required to sell its shares of Turning Point’s common stock at an undesirable time or price and may not receive any return on its investment in such shares. However, Turning Point may not be able to redeem Excess Shares for cash because Turning Point’s operations may not have generated sufficient excess cash flow to fund the redemption and Turning Point may incur additional indebtedness to fund all or a portion of such redemption, in which case Turning Point’s financial condition may be materially weakened.

Turning Point’s certificate of incorporation permits Turning Point to require that owners of any shares of Turning Point’s common stock provide certification of their status as a Restricted Investor. In the event that a person does not submit such documentation, Turning Point’s certificate of incorporation provides Turning Point with certain remedies, including the suspension of the payment of dividends and distributions with respect to shares held by such person and deposit of any such dividends and distributions into an escrow account. As a result of non-compliance with these provisions, an owner of the shares of Turning Point’s common stock may lose significant rights associated with those shares.

Although Turning Point’s certificate of incorporation contains the above provisions intended to assure compliance with the restrictions on ownership of Turning Point’s common stock by Restricted Investors, Turning Point may not be successful in monitoring or enforcing the provisions. A failure to enforce or otherwise maintain compliance could lead Bolloré to exercise its termination rights under the agreements, which would have a material and adverse effect on the Company’s financial position and its results of operations.

In addition to the risks described above, the foregoing restrictions could delay, defer or prevent a transaction or change in control that might involve a premium price for Turning Point’s common stock or that might otherwise be in the best interest of Turning Point’s stockholders.

Future sales of Turning Point’s common stock in the public market could reduce Turning Point’s stock price, and any additional capital raised by Turning Point through the sale of equity or convertible securities may dilute Turning Point’s stockholders.

Turning Point may sell additional shares of common stock in subsequent public offerings. Turning Point may also issue additional shares of common stock or convertible securities.

Turning Point cannot predict the size of future issuances of Turning Point’s common stock or securities convertible into common stock or the effect, if any, that future issuances and sales of shares of Turning Point’s common stock will have on the market price of Turning Point’s common stock. Sales of substantial amounts of Turning Point’s common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices of Turning Point’s common stock.

Turning Point may issue preferred stock whose terms could adversely affect the voting power or value of Turning Point’s common stock.

Turning Point’s certificate of incorporation authorizes Turning Point to issue, without the approval of its stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over Turning Point’s common stock respecting dividends and distributions, as Turning Point’s board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of Turning Point’s common stock. For example, Turning Point might grant holders of preferred stock the right to elect some number of Turning Point’s directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences Turning Point might assign to holders of preferred stock could affect the residual value of the common stock.

Turning Point’s principal stockholders will be able to exert significant influence over matters submitted to our stockholders and may take certain actions to prevent takeovers.

Standard General L.P. and funds managed by it (together with the funds it manages, “Standard General”) beneficially own approximately 52.8% of Turning Point’s common stock. The existence of these and other significant stockholders may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of Turning Point’s other stockholders to approve transactions that they may deem to be in the best interests of Turning Point. In addition, Turning Point’s significant stockholders will be able to exert significant influence over the decision, if any, to authorize additional capital stock, which, if issued, could have a significant dilutive effect on holders of common stock.

Turning Point’s certificate of incorporation provides that the doctrine of “corporate opportunity” will not apply against Standard General or SDOI in a manner that would prohibit them from investing in competing businesses or doing business with our customers. To the extent they invest in such other businesses, Standard General or SDOI may have differing interests than Turning Point’s other stockholders. In addition, Standard General and SDOI are permitted to engage in business activities or invest in or acquire businesses which may compete with or do business with any competitors of Turning Point.

Furthermore, Standard General is in the business of managing investment funds and, either Standard General or SDOI may pursue acquisition opportunities that may be complementary to Turning Point’s business and, as a result, such acquisition opportunities may not be available to Turning Point.

Turning Point’s status as a “controlled company” could make its common stock less attractive to some investors or otherwise harm its stock price.

 Because Turning Point qualifies as a “controlled company” under the corporate governance rules for NYSE-listed companies, Turning Point is not required to, and could elect in the future not to, have a majority of its board of directors be independent, a compensation committee or an independent nominating function. Accordingly, should the interests of our controlling stockholder differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules for NYSE-listed companies. Turning Point’s status as a controlled company could make its common stock less attractive to some investors or otherwise harm its stock price.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD DIVERSIFIED OPPORTUNITIES INC.
By: /s/ Ian Estus
Name: Ian Estus
Title: Chief Executive Officer

/s/ Edward J. Sweeney
Name: Edward J. Sweeney
Title: Interim Chief Financial Officer

Dated: August 11, 2017

EXHIBIT INDEX

2.1
Amendment to Contribution and Exchange Agreement, dated as of April 5, 2017, by and among Special Diversified Opportunities Inc., Standard General Master Fund L.P., P Standard General Ltd. and Standard General Focus Fund L.P. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Registrant, filed with the Securities and Exchange Commission on April 6, 2017.)

2.2
Third Amendment to Contribution and Exchange Agreement, dated as of May 3, 2017, by and among Special Diversified Opportunities Inc., Standard General Master Fund L.P., P Standard General Ltd. and Standard General Focus Fund L.P. (Incorporated by reference to Exhibit 2.4 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-215802).)

3.1
Fifth Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Registrant, filed with the Securities and Exchange Commission on May 31, 2017.)

4.1
Amendment to Section 382 Rights Agreement, dated as of April 17, 2017, between Special Diversified Opportunities Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent.  (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Registrant, filed with the Securities and Exchange Commission on April 21, 2017.)

4.2
Amendment to Section 382 Rights Agreement, dated as of May 26, 2017, between Special Diversified Opportunities Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent. (Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on May 26, 2017.)

4.3
Registration Rights Agreement, dated as of June 1, 2017, among the Registrant, Standard General Master Fund L.P., P Standard General Ltd. and Standard General Focus Fund L.P.  (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Registrant, filed with the Securities and Exchange Commission on June 5, 2017.)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
XBRL(eXtensible Business Reporting language). The following materials from SDOI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on August 11, 2017, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to consolidated financial statements.*

* Filed herewith
** Furnished herewith