Form 10-Q
period 2017-09-30
STANDARD DIVERSIFIED OPPORTUNITIES INC.
filed 2017-11-09
CIK 911649

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At October 31, 2017, there were 8,306,450 shares outstanding of the registrant’s Class A common stock, par value $0.01 per share, and 8,080,948 shares outstanding of the registrant’s Class B common stock, par value $0.01 per share.

STANDARD DIVERSIFIED OPPORTUNITIES INC. AND SUBSIDIARIES

Item1.	Financial Statements

Standard Diversified Opportunities Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in thousands except share data)
(unaudited)

ASSETS	September 30, 2017	December 31, 2016
Current assets:
Cash and cash equivalents	$20,487	$2,865
Accounts receivable, net of allowances of $30 in 2017 and $35 in 2016	3,018	2,181
Inventories	64,761	62,185
Other current assets	9,854	11,625
Total current assets	98,120	78,856
Property, plant and equipment, net	8,778	7,590
Deferred income taxes	4,161	6,288
Deferred financing costs, net	668	139
Goodwill	134,620	134,390
Other intangible assets, net	26,611	27,138
Master Settlement Agreement - escrow deposits	30,905	30,410
Other assets	531	209
Total assets	$304,394	$285,020

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$7,096	$9,153
Accrued liabilities	15,428	15,336
Accrued interest expense	434	394
Current portion of long-term debt	7,850	1,650
Revolving credit facility	15,550	15,034
Total current liabilities	46,358	41,567
Notes payable and long-term debt	187,453	201,541
Postretirement benefits	4,389	4,407
Pension benefits	217	423
Other long-term liabilities	712	3,024
Total liabilities	239,129	250,962

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value; authorized shares 500,000,000; -0- issued and outstanding shares	-	-
Class A common stock, $0.01 par value; authorized shares, 300,000,000; 8,306,450 issued and outstanding and 857,714 issued shares at September 30, 2017 and December 31, 2016, respectively	83	9
Class B common stock, $0.01 par value; authorized shares, 30,000,000; 8,080,948 and 841,448 issued and outstanding shares at September 30, 2017 and December 31, 2016, respectively; convertible into Class A shares on a one-for-one basis	81	9
Additional paid-in capital	70,590	105,616
Class A Treasury stock, 16,266 common shares at cost at December 31, 2016.	-	(555)
Accumulated other comprehensive loss	(1,874)	(4,049)
Accumulated deficit	(27,829)	(66,972)
Total stockholders' equity	41,051	34,058
Noncontrolling interests	24,214	-
Total equity	65,265	34,058
Total liabilities and equity	$304,394	$285,020

The accompanying notes are an integral part of the condensed consolidated financial statements.

Standard Diversified Opportunities Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(dollars in thousands except share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net sales	$73,352	$50,959	$212,226	$152,406
Cost of sales	40,424	26,341	119,637	78,267
Gross profit	32,928	24,618	92,589	74,139
Selling, general and administrative expenses	19,626	12,727	55,414	40,563
Operating income	13,302	11,891	37,175	33,576
Interest expense	4,023	5,557	13,002	20,895
Interest income	(26)	-	(35)	-
Investment income	(131)	(279)	(334)	(611)
Loss on extinguishment of debt	-	-	6,116	2,824
Income before income taxes	9,436	6,613	18,426	10,468
Income tax expense (benefit)	3,110	(180)	3,850	642
Net income	6,326	6,793	14,576	9,826
Amounts attributable to noncontrolling interests	(3,576)	-	(5,046)	-
Net income attributable to Standard Diversified Opportunities Inc.	$2,750	$6,793	$9,530	$9,826

Net income per Class A and Class B Common Share – Basic	$0.17	$0.25	$0.42	$0.43
Net income per Class A and Class B Common Share – Diluted	$0.16	$0.24	$0.41	$0.41
Weighted Average Class A and Class B Common Shares Outstanding – Basic	16,399,796	26,969,990	22,853,762	22,947,970
Weighted Average Class A and Class B Common Shares Outstanding – Diluted	16,410,672	28,188,196	22,880,941	24,119,844

The accompanying notes are an integral part of the condensed consolidated financial statements.

Standard Diversified Opportunities Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income	$6,326	$6,793	$14,576	$9,826

Other comprehensive income:
Pension and postretirement
Amortization of unrealized losses recorded in cost of sales	6	6	18	18
Amortization of unrealized losses recorded in selling, general and administrative expenses	108	117	332	351
Tax effect	(43)	-	(132)	-
Unrealized gain on investments, net of tax of $8 and $150	12	-	241	-
Other comprehensive income	83	123	459	369

Amounts attributable to noncontrolling interests	(3,576)	-	(5,046)	-
Comprehensive income attributable to Standard Diversified Opportunities Inc.	$2,833	$6,916	$9,989	$10,195

The accompanying notes are an integral part of the condensed consolidated financial statements

Standard Diversified Opportunities Inc. and Subsidiaries
Condensed Consolidated Statement of Equity
(dollars in thousands, except share data)
(unaudited)

	Standard Diversified Opportunities Inc. Shareholders

	Class A Common Shares		Class B Common Shares		Class A Treasury Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total

	Shares	Amount	Shares	Amount	Shares	Amount
Balance January 1, 2017 (shares adjusted for reverse stock split and reclassification)	857,714	$9	841,448	$9	(16,266)	$(555)	$105,616	$(4,049)	$(66,972)	$-	$34,058
Vesting of SDOI restricted stock	13,700	-	13,700	-	-	-	-	-	-	-	-
Issuance of Class A and Class B Common shares to former holders of Turning Point Brands shares in reverse acquisition	7,335,018	73	7,335,018	73	-	-	16,771	-	-	-	16,917
Allocation of Turning Point Brands equity to noncontrolling interests as part of reverse acquisition	-	-	-	-	-	-	(50,234)	1,788	29,613	18,833	-
Conversion of Class B common stock into Class A common stock	109,218	1	(109,218)	(1)	-	-	-	-	-	-	-
Issuance of Class A common stock in business combination	3,757	-	-	-	-	-	39	-	-	-	39
Issuance of Class A common stock for services performed	3,309	-	-	-	-	-	34	-	-	-	34
Retirement of Class A treasury shares	(16,266)	-	-	-	16,266	555	(555)	-	-	-	-
Unrecognized pension and postretirement cost adjustment	-	-	-	-	-	-	-	179	-	39	218
Unrealized gain on investments	-	-	-	-	-	-	-	208	-	33	241
SDOI stock-based compensation	-	-	-	-	-	-	132	-	-	-	132
Impact of Turning Point equity transactions on APIC and NCI	-	-	-	-	-	-	(653)	-	-	(293)	(946)
Turning Point acquisition of noncontrolling interest	-	-	-	-	-	-	(560)	-	-	560	-
Turning Point distribution to noncontrolling interest	-	-	-	-	-	-	-	-	-	(4)	(4)
Net income	-	-	-	-	-	-	-	-	9,530	5,046	14,576
Balance September 30, 2017	8,306,450	$83	8,080,948	$81	-	$-	$70,590	$(1,874)	$(27,829)	$24,214	$65,265

The accompanying notes are an integral part of the condensed consolidated financial statements

Standard Diversified Opportunities Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)
	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash flows from operating activities:
Net income	$14,576	$9,826
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on extinguishment of debt	6,116	2,824
Loss on sale of property, plant and equipment	17	-
Depreciation expense	1,200	896
Amortization of deferred financing costs	768	1,070
Amortization of original issue discount	66	591
Amortization of other intangible assets	527	-
Interest incurred but not paid on PIK Toggle Notes	-	3,422
Interest incurred but not paid on 7% Senior Notes	-	329
Interest paid on PIK Toggle Notes	-	(9,893)
Deferred income taxes	1,847	47
Stock-based compensation expense	630	145
Changes in operating assets and liabilities:
Accounts receivable	(837)	546
Inventories	(970)	(7,405)
Other current assets	2,263	1,562
Other assets	(107)	(45)
Accounts payable	(2,292)	(531)
Accrued pension liabilities	144	196
Accrued postretirement liabilities	(18)	(89)
Accrued expenses and other	(7,250)	(3,967)
Net cash provided by (used in) operating activities	16,680	(476)

Cash flows from investing activities:
Cash and cash equivalents acquired in reverse acquisition	20,253	-
Acquisitions, net of cash acquired	(22)	-
Capital expenditures	(1,052)	(1,245)
Net cash provided by (used in) investing activities	19,179	(1,245)

Standard Diversified Opportunities Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(dollars in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash flows from financing activities:
Proceeds from 2017 revolving credit facility	15,550	-
Proceeds from 2017 first lien term loans	145,000	-
Proceeds from 2017 second lien term loans	55,000	-
Payments of 2017 first lien term loans	(2,925)	-
Payment of financing costs	(4,783)	(200)
Payments of revolving credit facility	(15,083)	(18)
Payment of first lien term loan	(147,362)	(3,976)
Payment of second lien term loan	(60,000)	(20,000)
Payments of Vapor Shark loans	(1,867)	-
Prepaid Turning Point Brands equity issuance costs	(394)	-
Payment of PIK Toggle Notes	-	(24,107)
Redemption of subsidiary options by Turning Point Brands	-	(661)
Redemption of subsidiary warrants by Turning Point Brands	-	(5,500)
Turning Point Brands exercise of stock options	1,371	8
Turning Point Brands exercise of warrants	-	4
Turning Point Brands redemption of options	(1,740)	-
Turning Point Brands surrender of options	(1,000)	-
Proceeds from issuance of Turning Point Brands stock	-	55,746
Distribution to noncontrolling interest of Turning Point Brands	(4)	-
Net cash (used in) provided by financing activities	(18,237)	1,296

Net increase (decrease) in cash	17,622	(425)
Cash, beginning of period	2,865	4,835
Cash, end of period	$20,487	$4,410

Supplemental schedule of noncash investing and financing activities:
Issuance of SDOI shares in business combination	$39	$-
Issuance of Turning Point Brands restricted stock	$-	$279
Conversion of PIK Toggle Notes to equity	$-	$29,014
Conversion of 7% Senior Notes to equity	$-	$10,074
Common stock issued in connection with reverse acquisition	$16,917	$-

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

On June 1, 2017, SDOI consummated a Contribution and Exchange Transaction (the “Contribution and Exchange”) to acquire a 52.1% controlling interest in Turning Point Brands, Inc. (“Turning Point”). The transaction was accounted for as a recapitalization or reverse acquisition. Turning Point was the accounting acquirer for financial reporting purposes, notwithstanding the legal form of the transaction.  The primary reason the transaction was treated as a purchase by Turning Point rather than a purchase by SDOI was because SDOI was a shell company with limited operations and Turning Point’s stockholders gained majority control of the outstanding voting power of the Company’s equity securities through their collective ownership of a majority of the outstanding shares of Company common stock. Consequently, reverse acquisition accounting has been applied to the transaction. Accordingly, the historical financial statements of Turning Point through May 31, 2017 became the Company’s historical financial statements, including the comparative prior periods. These condensed consolidated financial statements include the results of SDOI from June 1, 2017, the date the reverse acquisition was consummated. As of September 30, 2017, SDOI has a 51.3% ownership interest in Turning Point.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

SDOI is now a holding company and its consolidated financial statements include Turning Point and its subsidiaries. Turning Point is also a holding company which owns North Atlantic Trading Company, Inc. (“NATC”), and its subsidiaries and Turning Point Brands, LLC (“TPLLC”), and its subsidiaries.  Except where the context indicates otherwise, references to Turning Point include Turning Point; NATC and its subsidiaries National Tobacco Company, L.P. (“NTC”), National Tobacco Finance Corporation (“NTFC”), North Atlantic Operating Company, Inc. (“NAOC”), Smoke Free Technologies, Inc.—d/b/a VaporBeast (“VaporBeast”)—North Atlantic Cigarette Company, Inc. (“NACC”), and RBJ Sales, Inc. (“RBJ”); and TPLLC and its subsidiaries Intrepid Brands, LLC (“Intrepid”) and Vapor Shark, LLC—f/k/a The Hand Media—and its subsidiaries (collectively, “Vapor Shark”).  Effective September 1, 2017, Turning Point: (1) dissolved NATC Holding Company, formerly a direct subsidiary of Turning Point which owned NATC and its subsidiaries; (2) transferred direct ownership of Vapor Shark from Turning Point to TPLLC; and (3) merged Stoker, Inc., and Fred Stoker & Sons, Inc., with and into RBJ Sales, Inc.

The condensed consolidated financial statements also include the results of Standard Outdoor LLC, a wholly-owned subsidiary, since July 3, 2017, the date of acquisition. See Note 3 – Acquisitions.

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. As a result of the consummation of the Contribution and Exchange, the historical financial statements of Turning Point became the Company’s historical financial statements. Accordingly, the historical financial statements of Turning Point are included in the comparative prior periods. The operating results of SDOI are included in these financial statements beginning on June 1, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes of SDOI and Turning Point contained in Amendment No. 4 to the Company’s registration statement on Form S-4 filed with the Securities and Exchange Commission on May 4, 2017.

The unaudited condensed consolidated financial statements include the accounts of the Company, its subsidiaries, all of which are wholly-owned, and the results of Vapor Shark from April 1, 2017, through June 30, 2017. All significant intercompany transactions have been eliminated.

Vapor Shark was a variable interest entity (“VIE”) for which Turning Point was considered the primary beneficiary due to an April 2017 management agreement in which Turning Point was granted the right to purchase equity of Vapor Shark. Turning Point did not own Vapor Shark during the second quarter of 2017. On June 30, 2017, Turning Point exercised a warrant to purchase all of the issued and outstanding equity of Vapor Shark. Beginning June 30, 2017, Vapor Shark became a wholly owned subsidiary of Turning Point. See ‘Note 3 – Acquisitions’ for details regarding the warrant exercise.

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

SDOI acquired a 52.1% interest in Turning Point on June 1, 2017 through a reverse acquisition as described in Note 1. Amounts pertaining to the noncontrolling ownership interest held by third parties in the financial position and operating results of the Company are reported as noncontrolling interests in the accompanying condensed consolidated financial statements. As of September 30, 2017, SDOI has an ownership interest of 51.3% in Turning Point.

Prior to the acquisition of Vapor Shark by Turning Point on June 30, 2017, it was consolidated by Turning Point as a VIE from April 1, 2017 to June 30, 2017, with its results during this period reflected as noncontrolling interest.

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

Revenue Recognition

Turning Point recognizes revenues, net of sales incentives and sales returns, including shipping and handling charges billed to customers, upon delivery to the customer. Delivery signifies a transfer of title and risk of loss to the customer in accordance with ASC 605-10-S99. Turning Point classifies customer rebates as sales deductions in accordance with the requirements of ASC 605-50-25.

The Company’s outdoor sign business recognizes outdoor advertising revenue on an accrual basis ratably over the term of the contracts.

Shipping Costs

Turning Point records shipping costs incurred as a component of selling, general and administrative expenses. Shipping costs incurred were approximately $2.9 million and $1.7 million for the three months ended September 30, 2017 and 2016, respectively. Shipping costs incurred were approximately $7.4 million and $4.8 million for the nine months ended September 30, 2017 and 2016, respectively.

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

Level 2 – Inputs to the valuation methodology include: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; inputs other than quoted prices that are observable for the asset or liability; and inputs derived principally from or corroborated by observable market data by correlation or other means.

Level 3 – Unobservable inputs which reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

Master Settlement Agreement Escrow Account

Pursuant to the Master Settlement Agreement (the “MSA”) entered into in November 1998 by most states (represented by their attorneys general acting through the National Association of Attorneys General) and subsequent states’ statutes, a “cigarette manufacturer” (which is defined to include a manufacturer of make-your-own (“MYO”) cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding, and maintaining an escrow account to have funds available for certain potential tobacco-related liabilities, with sub-accounts on behalf of each settling state. Such companies are entitled to direct the investment of the escrowed funds and withdraw any appreciation, but cannot withdraw the principal for twenty-five years from the year of each annual deposit, except to withdraw funds deposited pursuant to an individual state’s escrow statute to pay a final judgment to that state’s plaintiffs in the event of such a final judgment against the company. Turning Point has chosen to open, fund and maintain an escrow account as its method of compliance. It is Turning Point’s policy to record amounts on deposit in the escrow account for prior years as a non-current asset.  Each year’s annual obligation is required to be deposited in the escrow account by April 15 of the following year.  In addition to the annual deposit, many states have elected to require quarterly deposits for the previous quarter’s sales. As of September 30, 2017, Turning Point had on deposit approximately $32.0 million, the fair value of which was approximately $30.9 million. At December 31, 2016, Turning Point had on deposit approximately $31.9 million, the fair value of which was approximately $30.4 million.

Turning Point invests a portion of the MSA escrow in U.S. Government securities including TIPS, Treasury Notes and Treasury Bonds. These investments are classified as available-for-sale and carried at fair value. Realized losses are prohibited under the MSA. Thus, any investment in an unrealized loss position will be held until the value is recovered or until maturity. The following shows the fair value of the MSA escrow account:

	September 30, 2017			December 31, 2016
	Cost	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents	$3,106	$-	$3,106	$2,786	$-	$-	$2,786
U.S. Governmental agency obligations (unrealized loss position < 12 months)	3,022	(86)	2,936	29,156	19	(1,551)	27,624
U.S. Governmental agency obligations (unrealized loss position > 12 months)	25,918	(1,055)	24,863	-	-	-	-
	$32,046	$(1,141)	$30,905	$31,942	$19	$(1,551)	$30,410

Fair value for the U.S. Governmental agency obligations are Level 2. The following schedule shows the maturities of the U.S. Governmental agency obligations:

	September 30, 2017	December 31, 2016
Less than five years	$7,114	$9,113
Six to ten years	18,151	16,141
Greater than ten years	3,675	3,902
Total U.S. Governmental agency obligations	$28,940	$29,156

The following table represents the amount of deposits by sales year for the MSA escrow account and reflects the decline in annual deposits beginning in 2009, due to the significant increase in federal excise taxes:

	Deposits
Sales Year	September 30, 2017	December 31, 2016
1999	$211	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,715	3,715
2005	4,552	4,552
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,626	1,626
2010	406	406
2011	193	193
2012	199	199
2013	173	173
2014	143	142
2015	101	100
2016	80	37
2017	59	-
Total	$32,046	$31,942

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

The FDA assesses tobacco product user fees on six classes of regulated tobacco products and computes user fees using a methodology similar to the methodology used by the U.S. Department of Agriculture to compute the Tobacco Transition Payment Program (“TTPP”, also known as the “Tobacco Buyout”) assessment. First, the total annual congressionally established user fee assessment is allocated among the various classes of tobacco products using the federal excise tax weighted market share of tobacco products subject to regulation. Then, the assessment for each class of tobacco products is divided among individual manufacturers and importers.

Prior to October 1, 2016, these FDA user fees applied only to those products then regulated by the FDA. Effective October 1, 2016, the FDA began additionally applying FDA user fees to newly deemed tobacco products subject to FDA user fees as described above, i.e., cigars and pipe tobacco.

On July 28, 2017, the FDA announced a new direction in regulating tobacco products, including the newly “deemed” markets, such as cigars and vapor products. The FDA stated it intends to begin several new rulemaking processes, some of which will outline foundational rules governing the premarket application process for the deemed products, including Substantial Equivalence Applications and Premarket Tobacco Applications. Compliance and related costs could be significant and could increase the costs of operating in our NewGen Segment. The original filing deadlines for newly “deemed” products on the market as of August 8, 2016, have been postponed until August 8, 2021, for “combustible” products (e.g., cigar and pipe), and August 8, 2022, for “non-combustible” products (e.g., vapor products). No other filing deadlines were altered. The FDA also acknowledged a “continuum of risk” among tobacco products, i.e., certain tobacco products pose a greater risk to individual and public health than others; that it intends to seek public comment on the role flavors play in attracting youth and the role flavors may play in helping some smokers switch to potentially less harmful forms of nicotine delivery; and that it would be increasing its focus on the regulation of cigarette products.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which delayed the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting year. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption ("modified retrospective method"). The Company currently expects to apply the modified retrospective method upon adoption. The Company does not believe the standard will materially impact its recognition of revenue as the Company is primarily a distributor of goods; however, the Company continues to assess the potential impacts to other less significant revenue transactions.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, on a retrospective basis. The Company is currently evaluating the effect the adoption of this standard will have on its financial statements.

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

Acquisitions by SDOI

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

On June 1, 2017, at the consummation of the Contribution and Exchange, the SG Parties contributed to SDOI 9,842,373 shares of Turning Point Common Stock, representing a 52.1% ownership interest of Turning Point in exchange for 7,335,018 shares of Class A Common Stock of SDOI, based on the exchange ratio described above. Immediately after the consummation of the Contribution and Exchange, SDOI distributed a dividend of 7,335,018 shares of Class B Common Stock to the SG Parties. As of September 30, 2017, SDOI has an ownership interest of 51.3% in Turning Point.

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

During the third quarter of 2017, the Company recorded a measurement period adjustment, to the opening balance sheet, relating to an accrued liability that was not recorded previously. The measurement period adjustment had no impact on the Company’s results of operations. The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date and as of September 30, 2017:

	Preliminary purchase price allocation as of June 1, 2017	Measurement period adjustment	Preliminary purchase price allocation as of September 30, 2017
Cash and cash equivalents	$20,253	$-	$20,253
Other current assets	277	-	277
Accrued liabilities	(2,384)	(1,229)	(3,613)
Net assets acquired	$18,146	$(1,229)	$16,917

The Company's condensed consolidated financial statements for the nine months ended September 30, 2017 include SDOI results of operations from the acquisition date of June 1, 2017 through September 30, 2017. Net loss attributable to SDOI during this period and included in the Company's condensed consolidated statements of income for the three and nine months ended September 30, 2017 was $1.0 million and $1.6 million, respectively.

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

As a result of the management agreement, Vapor Shark became a VIE. Turning Point determined that it is the primary beneficiary and consolidated Vapor Shark as of April 1, 2017. Since Vapor Shark is a business, Turning Point accounted for the consolidation of the VIE as if it were an acquisition and recorded the assets and liabilities at fair value. The Company exercised its warrant on June 30, 2017 and obtained ownership of Vapor Shark as of that date for a nominal purchase price. There was no goodwill assigned as a result of the transaction. Turning Point acquired $3.9 million in assets and assumed $3.9 million in liabilities which includes a liability relating to the option provided to Vapor Shark’s shareholder to purchase the Vapor Shark retail stores it owns.

In November 2016, Turning Point purchased five chewing tobacco brands from Wind River Tobacco Company for $2.5 million. Turning Point paid $0.6 million at closing with the remaining $1.9 million payable quarterly through November 2019 of which $1.4 million was outstanding at September 30, 2017. The transaction was accounted for as an asset purchase with the fair value of the purchase price of $2.4 million assigned to trade names which have an indefinite life.

In November 2016, Turning Point also acquired the outstanding stock of VaporBeast for total consideration of $26.5 million, net of working capital adjustment of $0.4 million. The purchase price was satisfied through $4.0 million in cash at closing, $19.0 million in short-term notes paid in December 2016, plus $4.0 million in payments deferred for eighteen months. Turning Point completed the accounting for the acquisition of VaporBeast in 2017, resulting in an increase in goodwill of $0.2 million.

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

The goodwill of $5.9 million consists of the synergies and scale expected from combining the operations. The goodwill is deductible for tax purposes.

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

Cash and Cash Equivalents

The Company has used Level 1 inputs to determine the fair value of its cash equivalents. As of September 30, 2017 and December 31, 2016, cost represented fair value of the Company's cash and cash equivalents.

Accounts Receivable

The fair value of accounts receivable approximates their carrying value due to their short-term nature.

Revolving Credit Facility

The fair value of the revolving credit facility approximates its carrying value as the interest rate fluctuates with changes in market rates.

Long-Term Debt

The fair value of Turning Point’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to Turning Point for debt of the same remaining maturities.

As of September 30, 2017, the fair values of the 2017 First Lien Term Loans and the 2017 Second Lien Term Loan approximate their face amounts of $142.1 million and $55.0 million, respectively as the agreements were initiated during the first quarter of 2017. As of December 31, 2016, the fair values of the First Lien Term Loans and the Second Lien Term Loan approximated their face amounts of $147.3 million and $60.0 million, respectively as they were paid off in February 2017 at face amounts. See Note 8. Notes Payable and Long-Term Debt for details regarding Turning Point’s credit facilities.

Foreign Exchange

Turning Point had no forward contracts outstanding as of September 30, 2017. Turning Point had forward contracts as of December 31, 2016 for the purchase of €4.9 million. The fair value of the foreign exchange forward contracts was based upon the quoted market price that resulted in an insignificant liability as of December 31, 2016.

Note 5. Inventories

Inventories are stated at the lower of cost or market.  Cost is determined on the last-in, first-out (“LIFO”) method for approximately 47% of the inventories and the first-in, first out (“FIFO”) method for the remaining inventories.  Leaf tobacco is presented in current assets in accordance with standard industry practice, notwithstanding the fact that such tobaccos are carried longer than one year for curing.

The components of inventories are as follows:

	September 30, 2017	December 31, 2016
Raw materials and work in process	$2,617	$2,596
Leaf tobacco	28,011	27,391
Finished goods - smokeless products	5,441	4,789
Finished goods - smoking products	17,413	18,384
Finished goods - electronic / vaporizer products	14,233	11,993
Other	1,492	1,232
	69,207	66,385
LIFO reserve	(4,446)	(4,200)
	$64,761	$62,185

The inventory valuation allowance at September 30, 2017 and December 31, 2016 was $0.7 million and $0.6 million, respectively.

Note 6. Property, Plant and Equipment

Property, plant and equipment consists of:

	September 30, 2017	December 31, 2016
Land	$22	$22
Building and improvements	1,899	1,899
Leasehold improvements	1,873	1,666
Machinery and equipment	12,066	10,532
Advertising structures	329	-
Furniture and fixtures	3,726	3,409
	19,915	17,528
Accumulated depreciation	(11,137)	(9,938)
	$8,778	$7,590

Note 7. Accrued Liabilities

Accrued liabilities consist of:
	September 30, 2017	December 31, 2016
Accrued payroll and related items	$3,704	$5,331
Customer returns and allowances	2,172	2,818
Other	9,552	7,187
	$15,428	$15,336

Other liabilities include $1,466 of SDOI related accruals at September 30, 2017. There were no SDOI related accrued liabilities at December 31, 2016.

Note 8. Notes Payable and Long-Term Debt

Notes payable and long-term debt consists of the following:

	September 30, 2017	December 31, 2016
2017 First Lien First Out Term Loan	$107,250	$-
2017 First Lien Second Out Term Loan	34,825	-
2017 Second Lien Term Loan	55,000	-
Note payable - VaporBeast	2,000	2,000
First Lien Term Loan	-	146,451
Second Lien Term Loan	-	59,128
Total Notes Payable and Long-Term Debt	199,075	207,579
Less deferred finance charges	(3,772)	(4,388)
Less current maturities	(7,850)	(1,650)
	$187,453	$201,541

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

2017 First Lien Credit Facility

The 2017 First Lien Credit Facility consists of: (i) a $50 million revolving credit facility (the “2017 Revolving Credit Facility”); (ii) a $110 million first out term loan facility (the “2017 First Out Term Loan”), and (iii) a $35 million second out term loan facility (the “2017 Second Out Term Loan”), which will be repaid in full only after repayment in full of the 2017 First Out Term Loan. The 2017 First Lien Credit Facility also includes an accordion feature allowing Turning Point to borrow up to an additional $40 million upon the satisfaction of certain conditions, including obtaining commitments from one or more lenders. Borrowings under the 2017 Revolving Credit Facility may be used for general corporate purposes, including acquisitions.

The 2017 First Out Term Loan and the 2017 Revolving Credit Facility have a maturity date of February 17, 2022, and the 2017 Second Out Term Loan has a maturity date of May 17, 2022. The 2017 First Out Term Loan and the 2017 Revolving Credit Facility bear interest at LIBOR plus a spread of 2.5% to 3.5% based on Turning Point’s senior leverage ratio. The 2017 First Out Term Loan has quarterly required payments of $1.4 million beginning June 30, 2017 increasing to $2.1 million on June 30, 2019 and increasing to $2.8 million on June 30, 2021. The 2017 Second Out Term Loan bears interest at LIBOR plus 6% (subject to a floor of 1.00%). The 2017 Second Out Term Loan has quarterly required payments of $0.1 million beginning June 30, 2017. The 2017 First Lien Credit Facility contains certain financial covenants, including maximum senior leverage ratio of 3.75x with step-downs to 3.00x, a maximum total leverage ratio of 4.75x with step-downs to 4.00x, and a minimum fixed charge coverage ratio of 1.20x. The weighted average interest rate at September 30, 2017 on the 2017 Revolving Credit Facility was 4.3%. The weighted average interest rate at September 30, 2017 on the 2017 First Out Term Loan was 4.3%. The weighted average interest rate at September 30, 2017 on the 2017 Second Out Term Loan was 7.3%.

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

Note Payable – VaporBeast

On November 30, 2016, Turning Point issued a note payable to VaporBeast’s former shareholders (“VaporBeast Note.”) The VaporBeast Note is $2.0 million principal with 6% interest compounded monthly and matures on May 30, 2018.

The VaporBeast Note may be prepaid at any time without penalty and is subject to a late payment penalty of 5% and a default rate of 13% per annum. The VaporBeast Note is subject to customary defaults, including defaults for nonpayment, nonperformance, any material breach under the purchase agreement and bankruptcy or insolvency.

First Lien Term Loan

All of NATC’s subsidiaries, as well as Turning Point and NATC Holding, were guarantors under the First Lien Term Loan. Turning Point Brands, LLC and its subsidiary were not guarantors of the First Lien Term Loan. The First Lien Term Loan was secured by a first priority lien on substantially all of the assets of the borrowers and the guarantors thereunder, including a pledge of the capital stock of NATC and its subsidiaries held by NATC Holding, NATC or any guarantor, other than certain excluded assets (the “Collateral”). The loans designated as LIBOR loans bore interest at the LIBOR then in effect (but not less than 1.25%) plus 6.50% and the loans designated as base rate loans bore interest at the (i) highest of (A) the Prime Rate, (B) the Federal Funds Rate plus 0.50%, (C) LIBOR for an interest period of one month plus 1.00% and (D) 2.25% per year plus (ii) 5.50%. The First Lien Term Loan was paid in full with the proceeds from the 2017 Credit Facility.

Second Lien Term Loan

The Second Lien Term Loan was secured by a second priority security interest in the Collateral and was guaranteed by the same entities as the First Lien Term Loan.

Under the Second Lien Term Loan the loans designated as LIBOR loans bore interest at LIBOR then in effect (but not less than 1.25%) plus 10.25%. The loans designated as base rate loans bore interest at (i) the highest of (A) the Prime Rate, (B) the Federal Funds Rate plus 0.50%, (C) LIBOR for an interest period of one month plus 1.00% and (D) 2.25% per year plus (ii) 9.25%. The Second Lien Term Loan was paid in full with the proceeds from the 2017 Credit Facility.

Revolving Credit Facility

The Revolving Credit Facility provided for aggregate commitments of up to $40 million, subject to a borrowing base, which was calculated as the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (A) the product of 70% and the value of eligible inventory or (B) the product of 85%, the net recovery percentage identified in the most recent inventory appraisal,  and the value of eligible inventory, plus (iii) the lesser of (A) the product of 75% and the value of eligible inventory or (B) the product of 85%, the net recovery percentage identified in the most recent inventory appraisal, and the value of the eligible finished goods inventory, minus (iv) the aggregate amount of reserves established by the administrative agent. The outstanding balance on the Revolving Credit Facility was paid in full with proceeds from the 2017 Credit Facility.

PIK Toggle Notes

On January 13, 2014, Turning Point issued PIK Toggle Notes (“PIK Toggle Notes”) to Standard General Master Fund, L.P. (“Standard General”) with a principal amount of $45 million and warrants to purchase 42,424 of Turning Point’s common stock at $.01 per share, as adjusted for stock splits and other events specified in the agreement. After adjustment for the stock split effected in connection with the IPO of 10.43174381 to 1, the warrants provide for the purchase of 442,558 of Turning Point’s common stock. Due to the issuance of the warrants the PIK Toggle Notes had an original issue discount of $1.7 million and were initially valued at $43.3 million. The PIK Toggle Notes were scheduled to mature and the warrants to expire, on January 13, 2021.

The PIK Toggle Notes accrued interest based on LIBOR then in effect (but not less than 1.25%) plus 13.75%. Interest was payable on the last day of each quarter and upon maturity. Turning Point had the flexibility to pay interest in kind through an increase in the principal amount at the same interest rate as the PIK Toggle Notes. Turning Point chose to increase the PIK Toggle Notes for all interest for the first three months of 2016.

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

Note 9. Pension and Postretirement Benefit Plans

Turning Point has a defined benefit pension plan. Benefits for hourly employees were based on a stated benefit per year of service, reduced by amounts earned in a previous plan. Benefits for salaried employees were based on years of service and the employees’ final compensation. The defined benefit plan is frozen. Turning Point expects to make no contributions to the pension plan in the year ending December 31, 2017.

Turning Point also sponsored a defined benefit postretirement plan that covered hourly employees. This plan provides medical and dental benefits. This plan is contributory, with retiree contributions adjusted annually.  Turning Point expects to contribute approximately $0.2 million to its postretirement plan in 2017 for the payment of benefits.

The components of Net Periodic Benefit Cost are as follows:

	Pension Benefits		Postretirement Benefits
For the three months ended September 30,	2017	2016	2017	2016
Service cost	$26	$26	$-	$-
Interest cost	164	174	36	52
Expected return on plan assets	(256)	(258)	-	-
Amortization of gains and losses	114	123	-	-
Net periodic benefit cost	$48	$65	$36	$52

	Pension Benefits		Postretirement Benefits
For the nine months ended September 30,	2017	2016	2017	2016
Service cost	$78	$78	$-	$-
Interest cost	484	524	108	157
Expected return on plan assets	(768)	(775)	-	-
Amortization of gains and losses	350	369	-	-
Net periodic benefit cost	$144	$196	$108	$157

Note 10. Stockholders’ Equity

Common Stock

As described in Note 1, just prior to the Contribution and Exchange, the Company’s issued and outstanding common stock was reclassified such that every 25 shares of common stock became one fully paid and nonassessable share of Class A Common Stock. Any fractional shares were rounded up and an additional share was issued. At the consummation of the Contribution and Exchange, the Company issued 7,335,018 shares of its Class A Common Stock to Turning Point shareholders, in exchange for 9,842,373 shares of Turning Point stock, and 857,714 shares of its Class A Common Stock, in exchange for the Company’s outstanding common stock. The Company also issued 13,700 shares of Class A Common Stock to holders of the Company’s restricted stock, which vested at the time of the Contribution and Exchange. Following the consummation of the Contribution and Exchange, the Company distributed a dividend of one share of Class B Common Stock for each outstanding share of Class A Common Stock, for a total issuance of 8,190,166 shares of Class B Common Stock. In the third quarter of 2017, the Company adjusted the Class A and Class B Common Stock balances as of January 1, 2017 (adjusted for the reverse stock split and reclassification) by to appropriately reflect the correct beginning share balance for the Class A and Class B Common Stock.

In addition, under the Fifth Amended and Restated Certificate of Incorporation, which became effective at the time of the Contribution and Exchange, the number of authorized shares of the Company’s Common Stock, $0.01 par value per share, was increased from 50,000,000 to 330,000,000, of which 300,000,000 are Class A Common Stock and 30,000,000 are Class B Common Stock. Shares of Class A Common Stock and Class B Common Stock have the same rights and powers, rank equally (including as to dividends and distributions, and upon any liquidation, dissolution or winding up of the Company), share ratably and are identical in all respects and as to all matters. The holders of shares of Class A Common Stock and Class B Common Stock will vote together as a single class on all matters (including the election of directors) submitted to a vote or for the written consent of the stockholders of the Company. Each holder of Class A Common Stock has the right to one vote per share of Class A Common Stock and each holder of Class B Common Stock has the right to ten votes per share of Class B Common Stock. The shares of Class B Common Stock are convertible into shares of Class A Common Stock automatically upon the transfer of such shares of Class B Common Stock, with certain exceptions, or upon the affirmative vote of holders of two-thirds of the then-outstanding shares of Class B Common Stock or voluntarily by the holder of such shares of Class B Common Stock. Subsequent to the issuance of the Class B Common Stock through September 30, 2017, 109,218 shares of Class B Common Stock were converted to Class A Common Stock.

The Sixth Amended and Restated Certificate of Incorporation was approved by the Company’s stockholders by partial written consent on July 14, 2017, and in accordance with the rules of the Securities and Exchange Commission and Delaware corporation law regarding approval by partial written consent, became effective when filed with the Secretary of State of the State of Delaware on August 18, 2017.

Preferred Stock

On May 30, 2017, under the Fifth Amended and Restated Certificate of Incorporation, the Company increased the number of authorized shares of the Company’s Preferred Stock, $0.01 par value per share, from 19,664,362 to 500,000,000, all of which is designated as blank check preferred stock. No changes with respect to Preferred Stock were made in the Sixth Amended and Restated Certificate of Incorporation.

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

The time of purchases and the exact number of shares to be purchased, if any, will depend on market conditions. The repurchase program does not include specific price targets or timetables. The Company intends to finance the purchases using available working capital. No repurchases of common stock were made pursuant to this program during the nine months ended September 30, 2017.

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

On June 9, 2017, the Company’s Board of Directors adopted the 2017 Omnibus Equity Compensation Plan (the “2017 Plan”) in order to provide employees of the Company and its subsidiaries, certain consultants and advisors who perform services for the Company or its subsidiaries, and non-employee members of the Board of Directors of the Company with the opportunity to receive grants of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units, and other stock-based awards. The Board authorized 1,000,000 shares of the Class A Common Stock of the Company to be issued under the Plan. The Plan was approved by the Company’s stockholders by partial written consent on July 14, 2017, and in accordance with the rules of the Securities and Exchange Commission and Delaware corporation law regarding approval by partial written consent, became effective on August 17, 2017. No awards were made under this plan during the nine months ended September 30, 2017.

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

Including the share-based compensation expense of SDOI’s subsidiaries, there was share-based compensation expense of $0.3 million and $0.6 million recorded for the three and nine months ended September 30, 2017 and $0.1 million for the three and nine months ended September 30, 2016. This expense is a component of selling, general and administrative expense.

No options of SDOI were exercised in the three and nine month periods ended September 30, 2017 and 2016.

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

	Number of Shares	Price Range			Weighted Average Remaining Contractual term	Aggregate Intrinsic Value
Balance, January 1, 2017	18,757	$31.00	-	$93.50

Granted	-
Cancelled	(9,294)	$31.25	-	$93.50
Forfeited	(2,000)	$54.75	-	$54.75
Balance, September 30, 2017	7,463	$31.00	-	$56.25	3.21 years	$-
Vested and exercisable at September 30, 2017	7,463	$31.00	-	$56.25	3.21 years	$-

The following table provides additional information about the Company’s stock options outstanding and exercisable at September 30, 2017:

	Options Outstanding				Options Exercisable
		Weighted Average				Wtd. Average
Range of Exercise Prices	Number of Shares	Remaining Contractual Life		Exercise Price	Number of Shares	Exercise Price
$31.00 - $31.25	2,800	3.6	Years	$31.18	2,800	$31.18
$45.25 - $46.25	1,463	2.0	Years	$45.80	1,463	$45.80
$50.00 - $56.25	3,200	3.4	Years	$51.56	3,200	$51.56
$31.00 - $56.25	7,463	3.2	Years	$42.78	7,463	$42.78

The Company grants restricted stock awards (“RSA”) which is the right to receive shares. The fair value of RSAs is based on the market price for the stock at the date of grant.

The following table summarizes the changes in non-vested RSAs for the nine months ended September 30, 2017:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested RSAs at January 1, 2017	13,700	$28.25
Granted	119,102	10.62
Vested	(13,700)	28.25
Cancelled/Forfeited	-	-
Non-vested RSAs at September 30, 2017	119,102	$10.62	$21,284

The RSAs outstanding as of January 1, 2017 vested upon the consummation of the Contribution and Exchange transaction as the performance-based criteria required for vesting were satisfied. As of September 30, 2017, there was $1.1 million of total unrecognized stock-based compensation expense, related to restricted stock awards, which will be recognized over the weighted-average remaining vesting period of 2.61 years.

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

The Company’s income tax expense for the three and nine months ended September 30, 2017 does not bear the normal relationship to income before income taxes of approximately 41% due to tax benefits of $0.9 million and $4.5 million relating to Turning Point stock options exercised during the three and nine months ended September 30, 2017, respectively. In addition, SDOI incurred a net operating loss for its three and four months of operating results included in the three and nine months ended September 30, 2017, respectively, for which no tax benefit has been recorded due to its full valuation allowance offsetting its net deferred tax assets, as described below. The Company’s income tax expense for the three and nine months ended September 30, 2016, does not bear the normal relationship to income before income taxes because of Turning Point net operating loss carryforwards that were utilized by Turning Point and were partially offset by certain minimum state income taxes.

SDOI has recorded a full valuation allowance, as of September 30, 2017, offsetting its U.S. federal and state net deferred tax assets which primarily represent net operating loss carry forwards (“NOLs”). At September 30, 2017, the Company’s management concluded, based upon the evaluation of all available evidence, that it is more likely than not that the U.S. federal and state net deferred tax assets will not be realized.  Due to the reverse acquisition transaction with Turning Point, the Company determined that SDOI has experienced a “change in control” as defined in Internal Revenue Code Section 382, which will result in an annual limitation on SDOI’s utilization of NOLs in future periods.  The Company is currently evaluating the effects of Section 382 on SDOI’s future utilization of its NOLs.

The Company follows the provisions of ASC 740-10-25, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A tax position must be more-likely-than-not to be sustained upon examination by taxing authorities for those benefits to be recognized. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As of September 30, 2017, SDOI had approximately $628 of unrecognized tax benefits under the provisions of ASC 740-10-25, $622 of which were recorded as a reduction to existing net operating loss and tax credit carry forwards, and therefore require no accrual for interest or penalty. The remaining $6 includes de minimis interest and penalties where required. SDOI does not expect that the total amount of unrecognized tax benefits related to positions taken in prior periods will change significantly during the next twelve months. Turning Point has determined that it did not have any uncertain tax positions requiring recognition under the provisions of ASC 740-10-25. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions, if any, as part of interest expense. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. For federal purposes, SDOI’s post-2001 tax years remain open to examination as a result of net operating losses generated during those years that are carried forward to be potentially utilized in future years. For state purposes, the statute of limitations for SDOI remains open in a similar manner for states that have generated NOLs. In general, Turning Point is no longer subject to U.S. federal and state tax examinations for years prior to 2014.

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

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and the weighted average effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock options and restricted stock awards and the dilutive effect of such awards is reflected in diluted earnings per share by application of the treasury stock method. Due to the reverse acquisition, the basic weighted average number of common shares outstanding for the three and nine months ended September 30, 2016 have been calculated using Turning Point’s historical weighted average number of common shares outstanding multiplied by the conversion ratio used in the reverse acquisition. For the nine months ended September 30, 2017, the basic weighted average shares outstanding has been calculated using the number of common shares outstanding of Turning Point from January 1, 2017 through the June 1, 2017 acquisition date multiplied by the exchange ratio used in the transaction and the number of common shares outstanding of the Company from June 1, 2017 through September 30, 2017.  For the three months ended September 30, 2017, the basic weighted average shares outstanding has been calculated using the number of common shares outstanding of SDOI from July 1, 2017 through September 30, 2017.

The following tables set forth the computation of basic and diluted net income per share of Class A and Class B common stock (in thousands, except share amounts and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic net income per common share calculation:
Net income attributable to SDOI	$2,750	$6,793	$9,530	$9,826

Weighted average Class A common shares outstanding – basic	8,306,108	13,484,995	11,464,539	11,473,985
Weighted average Class B common shares outstanding – basic	8,093,688	13,484,995	11,389,223	11,473,985
Weighted average common shares outstanding – basic	16,399,796	26,969,990	22,853,762	22,947,970
Net income per share of common stock – basic	$0.17	$0.25	$0.42	$0.43

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Diluted net income per common share calculation:
Net income attributable to SDOI	$2,750	$6,793	$9,530	$9,826
Impact of subsidiary dilutive securities (1)	(93)	-	(155)	-
Net income attributable to SDOI - diluted	$2,657	$6,793	$9,375	$9,826

Weighted average Class A common shares outstanding – basic	8,306,108	13,484,995	11,464,539	11,473,985
Weighted average Class B common shares outstanding – basic	8,093,688	13,484,995	11,389,223	11,473,985
Dilutive impact of stock options and restricted stock awards	10,876	1,218,206	27,179	1,171,874
Weighted average common shares outstanding – diluted	16,410,672	28,188,196	22,880,941	24,119,844
Net income per share of common stock – diluted	$0.16	$0.24	$0.41	$0.41

(1)
The dilutive impact of subsidiary stock-based awards on the Company’s reported net income is recorded as an adjustment to net income for the three and nine months ended September 30, 2017, for the purposes of calculating income per share. There is no adjustment to the three and nine months ended September 30, 2016 because the reverse acquisition of Turning Point by SDOI did not occur until June 1, 2017.

The following outstanding securities at September 30, 2017 have been excluded from the computation of diluted weighted average shares outstanding, as they are anti-dilutive:

September 30, 2017
Stock options	7,463

Note 15. Segment Information

In accordance with ASC 280, Segment Reporting, the Company has three reportable segments, (1) Smokeless products; (2) Smoking products; and (3) NewGen products. The smokeless products segment: (a) manufactures and markets moist snuff and (b) contracts for and markets chewing tobacco products. The smoking products segment: (a) imports and markets cigarette papers, tubes and related products and (b) imports and markets finished cigars and MYO cigar wraps. The NewGen products segment (a) markets e-cigarettes, e-liquids, vaporizers and other related products and (b) distributes a wide assortment of vaping products to non-traditional retail outlets. The Company’s smoking and smokeless products are distributed primarily through wholesale distributors in the United States. The Other segment includes the results of operations of SDOI, assets of the Company not assigned to the three reportable segments. Elimination includes the elimination of intercompany accounts between segments.

Accounting policies of these segments are the same as those of the Company. Segment data includes a charge allocating corporate costs to the three reportable segments based on their respective net sales. The Company evaluates the performance of its segments and allocates resources to them based on operating income.

The tables below present financial information about reported segments:

For the three months ended	September 30, 2017	September 30, 2016

Net Sales
Smokeless Products	$21,294	$18,909
Smoking Products	26,860	28,760
NewGen Products	25,186	3,290
Other(1)	12	-
	$73,352	$50,959

Operating Income
Smokeless Products	$6,218	$4,695
Smoking Products	7,403	7,645
NewGen Products	780	(230)
Other(1)	(1,099)	(219)
	13,302	11,891

Interest expense	(4,023)	(5,557)
Investment income	157	279
Income before income taxes	$9,436	$6,613

Capital Expenditures
Smokeless Products	$446	$426
NewGen Products	39	(40)
	$485	$386
Depreciation and amortization
Smokeless products	$341	$310
NewGen Products	255	-
Other(1)	8	-
	$604	$310

For the nine months ended	September 30, 2017	September 30, 2016

Net Sales
Smokeless Products	$63,563	$58,939
Smoking Products	81,056	83,434
NewGen Products	67,595	10,033
Other(1)	12	-
	$212,226	$152,406

Operating Income
Smokeless Products	$15,088	$13,097
Smoking Products	21,095	22,391
NewGen Products	2,646	(758)
Other(1)	(1,654)	(1,154)
	37,175	33,576

Interest expense	(13,002)	(20,895)
Investment income	369	611
Loss on extinguishment of debt	(6,116)	(2,824)
Income before income taxes	$18,426	$10,468

Capital Expenditures
Smokeless Products	$973	$1,160
NewGen Products	79	85
	$1,052	$1,245
Depreciation and amortization
Smokeless products	$1,046	$896
NewGen Products	673	-
Other(1)	8	-
	$1,727	$896

	September 30, 2017	December 31, 2016
Assets
Smokeless Products	$88,327	$85,559
Smoking Products	149,552	150,498
NewGen Products	45,023	39,416
Other (1)	21,492	9,547
	$304,394	$285,020

(1)
“Other” includes sales, operating income or assets that are not assigned to the three reportable segments, such as sales, operating income or assets of SDOI and Turning Point deferred taxes. All goodwill has been allocated to reportable segments.

Net Sales - Domestic and Foreign
(in thousands)

The tables below present financial information about domestic and foreign net sales for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended
	September 30, 2017	September 30, 2016
Domestic	$69,496	$48,469
Foreign	3,856	2,490
Net Sales	$73,352	$50,959

	Nine Months Ended
	September 30, 2017	September 30, 2016
Domestic	$203,222	$144,568
Foreign	9,004	7,838
Net Sales	$212,226	$152,406

Note 16. Related Party Transactions

Subsequent to the closing of the Contribution and Exchange transaction on June 1, 2017, SDOI paid invoices on behalf of Turning Point and Standard General L.P. and its affiliates “(SG Parties”) in the amount of $1,400, reimbursing them for transaction related legal expenses incurred related to the Contribution and Exchange. The SG Parties hold a significant majority of the Company’s total voting power. Under the Contribution and Exchange Agreement, the Company was required to reimburse Turning Point and the SG Parties for up to $1,400 of certain legal expenses related to the transaction.

Note 17. Subsequent Events

On November 9, 2017, the Board of Directors of Turning Point approved the initiation of a cash dividend to its shareholders. The initial quarterly dividend of $0.04 per common share will be paid on December 15, 2017 to shareholders of record at the close of business on November 27, 2017. Approximately $400 will be distributed to noncontrolling interest holders as a result of this dividend.

Cautionary Note Regarding Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements reflecting the current expectations of Standard Diversified Opportunities Inc. and its subsidiaries (the “Company” or “SDOI”). In addition, when used in this quarterly report, the words “anticipate,” “enable,” “estimate,” “intend,” “expect,” “believe,” “potential,” “may,” “will,” “should,” “project” and similar expressions as they relate to the Company are intended to identify said forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, which may cause actual results to differ from those anticipated at this time. Such risks and uncertainties include the factors described below under Item 1A of Part II of this Form 10-Q and other reports filed with the Securities and Exchange Commission from time to time, as well as:

•	declining sales of tobacco products, and expected continuing decline of sales, in the tobacco industry overall;
•	our dependence on a small number of third-party suppliers and producers;
•	the possibility we will be unable to identify or contract with new suppliers or producers in the event of a supply or product disruption;
•	the possibility our licenses to use certain brands or trademarks will be terminated, challenged or restricted;
•	failure to maintain consumer brand recognition and loyalty of our customers;
•	substantial and increasing U.S. regulation;
•	regulation of our products by FDA, which has broad regulatory powers;
•	uncertainty related to the regulation and taxation of our NewGen products;
•	possible significant increases in federal, state and local municipal tobacco-related taxes;
•	possible increasing international control and regulation;
•	our reliance on relationships with several large retailers and national chains for distribution of our products;
•	intense competition and our ability to compete effectively;
•	significant potential product liability litigation;
•	our distribution of foreign-made vapor products from manufacturers with whom we may have no recourse in the event of significant product liability exposure;
•	the scientific community’s lack of information regarding the long-term health effects of electronic cigarettes, vaporizer and e-liquid use;
•	our amount of indebtedness;
•	the terms of our credit facilities, which may restrict our current and future operations;
•	competition from illicit sources;
•	our reliance on information technology;
•	security and privacy breaches;
•	contamination of our tobacco supply or products;
•	infringement on our intellectual property;
•	third-party claims we infringe on their intellectual property;
•	concentration of business with large customers;
•	failure to manage our growth;
•	failure to successfully integrate our acquisitions or otherwise being unable to benefit from pursuing acquisitions;
•	fluctuations in our results;
•	exchange rate fluctuations;
•	adverse U.S. and global economic conditions;
•	failure to comply with certain regulations;
•	departure of key management personnel or our inability to attract and retain talent;
•	decrease in value of our deferred tax assets;
•	imposition of significant tariffs on imports into the U.S.;
•	reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors, potentially decreasing our stock price;

•	failure to maintain our status as an emerging growth company before the five-year maximum time period a company may retain such status;
•	our principal stockholders will be able to exert significant influence over matters submitted to our stockholders and may take certain actions to prevent takeovers;
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

You should read the following discussion of the historical financial condition and results of operations in conjunction with our interim condensed consolidated financial statements and accompanying notes, which are included elsewhere in this Quarterly Report on Form 10-Q and with Amendment No. 4 to the Company’s Form S-4, filed with the Commission on May 4, 2017. In addition, this discussion includes forward-looking statements subject to risks and uncertainties which may result in actual results differing from statements we make. See “Cautionary Note Regarding Forward-Looking Statements.” Factors that could cause actual results to differ include those risks and uncertainties discussed in “Risk Factors” in Amendment No. 4 to the Company’s Form S-4, filed with the Commission on May 4, 2017.

The following discussion relates to the interim unaudited financial statements of the Company included elsewhere in this Quarterly Report on Form 10-Q. In this discussion, unless the context requires otherwise, references to “our Company” “we,” “our,” or “us” refer to Standard Diversified Opportunities Inc. and our consolidated subsidiaries. References to “SDOI” refer to Standard Diversified Opportunities Inc. without any of its subsidiaries. Dollars are in thousands, except where designated and in per share data.  Many of the amounts and percentages in this discussion have been rounded for convenience of presentation.

Overview

We are a holding company. Our subsidiaries are engaged in the following lines of business:

•	Other tobacco products (Turning Point Brands, Inc. (“Turning Point”), a 51.3% owned subsidiary); and
•	Outdoor advertising (Standard Outdoor LLC (“Standard Outdoor”), a wholly owned subsidiary), beginning in July 2017.

We expect to become a diversified holding company with interests in a variety of industries and market sectors. We will rely upon our existing cash balances and potential distributions from our subsidiaries to generate the funds necessary to meet our operating obligations and for future acquisitions. In addition, we may be required to raise additional capital through equity and/or debt financings in order to fund our future operations and/or acquisitions.

Turning Point is a leading independent provider of Other Tobacco Products (“OTP”) in the U.S. Turning Point sells a wide range of products across the OTP spectrum, including moist snuff tobacco (“MST”), loose leaf chewing tobacco, premium cigarette papers, make-your-own (“MYO”) cigar wraps, cigars, liquid vapor products and tobacco vaporizer products. Turning Point does not sell cigarettes. Turning Point estimates that the OTP industry generated approximately $10.5 billion in manufacturer revenue in 2016. In contrast to manufactured cigarettes, which have been experiencing declining sales for decades based on data published by the Alcohol and Tobacco Tax and Trade Bureau (“TTB”), the OTP industry is demonstrating increased consumer appeal with low to mid-single digit consumer unit growth as reported by Management Science Associates, Inc. (“MSAi”), a third-party analytics and informatics company.

Turning Point’s reportable segments are (1) smokeless products, which include chewing tobacco and MST, (2) smoking products, which principally include cigarette papers, MYO cigar wraps, and cigars, and (3) NewGen products, which include liquid vapor products, tobacco vaporizer products and non-nicotine/non-tobacco products.

Turning Point’s portfolio of brands include some of the most widely recognized names in the OTP industry, such as Zig-Zag®, Beech-Nut®, Stoker’s® and VaporBeast™.

Turning Point’s core tobacco business generates revenues from the sale of its products primarily to wholesale distributors who in turn resell them to retail operations, as well as from the sale of its products directly to retail operations. Additionally, the acquisition of VaporBeast allows Turning Point to sell directly to non-traditional retail operations. Turning Point’s net sales, which include federal excise taxes and FDA fees, consist of gross sales, net of cash discounts, returns, and selling and marketing allowances.

Turning Point’s principal operating expenses include the cost of raw materials, used to produce the limited number of products Turning Point manufactures; the cost of finished products, which are purchased goods; federal excise taxes; legal expenses; and compensation expenses, including benefits and costs of salaried personnel. Turning Point’s other principal expenses include interest expense and amortization of deferred financing costs and other expenses.

Standard Outdoor is an outdoor advertising business, consisting of five billboards located in several counties near Austin, Texas. Revenues include outdoor advertising revenues, while operating expenses primarily include rent expense for the space where the billboards are located. The results of Standard Outdoor are included in our consolidated operating results from July 3, 2017, the date of acquisition, and are immaterial to our consolidated financial statements.

Recent Developments

On November 9, 2017, the Board of Directors of Turning Point approved the initiation of a cash dividend to its shareholders. The initial quarterly dividend of $0.04 per common share will be paid on December 15, 2017 to shareholders of record at the close of business on November 27, 2017. Approximately $400 will be distributed to noncontrolling interest holders as a result of this dividend.

On June 1, 2017, SDOI consummated a Contribution and Exchange Transaction (“Contribution and Exchange”) to acquire a 52.1% controlling interest in Turning Point Brands, Inc. (“Turning Point”). The transaction was accounted for as a recapitalization or reverse acquisition. Turning Point was the accounting acquirer for financial reporting purposes. Accordingly, the historical financial statements of Turning Point through May 31, 2017 became our historical financial statements, including the comparative prior periods. These condensed consolidated financial statements include the results of SDOI from June 1, 2017, the date the reverse acquisition was consummated. As of September 30, 2017, SDOI has a 51.3% ownership interest in Turning Point.

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

On July 28, 2017, the U.S. Food and Drug Administration (“FDA”) announced a new direction in regulating tobacco products, including the newly “deemed” markets such as cigars and vapor products.  FDA stated it intends to begin several new rulemaking processes, some of which will outline foundational rules governing the premarket application process for the deemed products, including Substantial Equivalence Applications and Premarket Tobacco Applications. Compliance and related costs could be significant and could increase the costs of operating in our NewGen Segment. The original filing deadlines for the applications of these newly “deemed” products on the market as of August 8, 2016, have been postponed until August 8, 2021, for “combustible” products (e.g., cigar and pipe) and August 8, 2022, for “non-combustible” products (e.g., vapor products).  No other application filing deadlines were altered. FDA also acknowledged a “continuum of risk” among tobacco products (i.e., that certain tobacco products pose a greater risk to individual and public health than others), that it intends to seek public comment on the role that flavors play in attracting youth and the role that flavors may play in helping some smokers switch to potentially less harmful forms of nicotine delivery, and that it will increase its focus on the regulation of cigarette products.

On July 3, 2017, SDOI acquired assets consisting of five billboards located in several counties near Austin, Texas for consideration of $0.3 million.

On June 30, 2017, Turning Point filed a Form S-3 Registration Statement with the Securities and Exchange Commission providing for the potential to offer up to $200 million in the aggregate of Turning Point common stock, preferred stock, depository shares, warrants, and units, as well as a secondary offering and sale of up to approximately 12.8 million shares of TPB common stock by selling shareholders.  Turning Point currently has no plans to utilize the offering; however, Turning Point believes it provides future flexibility as Turning Point continues to drive its strategic organic growth and acquisition initiatives.

In March 2017, Turning Point entered into a strategic partnership with Hand Media, Inc., dba Vapor Shark (“Vapor Shark”), a leading distributor and manufacturer of premium vaping e-liquids and hardware with nationwide distribution through independent retail vape shops as well as Vapor Shark retail locations. Through the strategic partnership, Turning Point was issued a warrant to purchase all outstanding stock of Vapor Shark in exchange for a commitment to deposit up to $2.5 million. In April 2017, Turning Point entered into a management agreement with Vapor Shark whereby Turning Point gained control of the Vapor Shark operations. On June 30, 2017, Turning Point exercised the warrant and obtained ownership of 100% of the outstanding shares of Vapor Shark. Turning Point’s exercise of the warrant triggered an option giving Vapor Shark’s former sole shareholder the right to purchase Vapor Shark’s company-owned stores for $1. The former sole shareholder has notified Turning Point of his intent to exercise this option no earlier than January 1, 2018.

In November 2016, Turning Point purchased all of the capital stock of Smoke Free Technologies, Inc., d/b/a VaporBeast (“VaporBeast”), for an aggregate purchase price of approximately $27 million. VaporBeast is a leading distributor of liquid vapor products servicing the non-traditional retail channel. Also in November 2016, Turning Point purchased five regional smokeless tobacco brands from Wind River Tobacco Company (“Wind River”) for a purchase price of approximately $2.5 million.

In November 2016, SDOI and Interboro LLC ("Interboro") entered into a Stock Purchase Agreement (the "Stock Purchase Agreement"). Pursuant to the Stock Purchase Agreement, SDOI will acquire all of the outstanding capital stock of Interboro for a cash purchase price of $2.5 million, subject to adjustment as provided in the Stock Purchase Agreement. Under the name Maidstone Insurance Company, Interboro offers personal automobile insurance, primarily in the State of New York. The consummation of the transaction is pending receipt of regulatory approvals.

In May 2016, Turning Point sold 6,210,000 shares of voting common stock in its IPO (including shares sold pursuant to an underwriters’ option to purchase 810,000 shares to cover over-allotments) at a price of $10.00 per share. The gross proceeds of the IPO totaled $62.1 million.

Segment Information

We operate in three reportable segments; (1) smokeless products, (2) smoking products, and (3) NewGen products. The smokeless products segment: (a) manufactures and markets moist snuff and (b) contracts for and markets chewing tobacco products. The smoking products segment: (a) imports and markets cigarette papers, tubes and related products and (b) imports and markets finished cigars and MYO cigar wraps. The NewGen products segment (a) markets e-cigarettes, e-liquids, vaporizers and other related products and (b) distributes a wide assortment of vaping products to non-traditional retail outlets. The results of operations of SDOI, including its billboard business, and of Turning Point not allocated to the other three reportable segments are included in Other.

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

Recent Accounting Pronouncements Adopted

We adopted Accounting Standard Update (“ASU”) 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment in Q1 of 2017.  This ASU simplifies the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The adoption of the ASU had no effect on our consolidated financial statements.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which delayed the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting year. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption ("modified retrospective method"). We currently expect to apply the modified retrospective method upon adoption. We do not believe the standard will materially impact our recognition of revenue as we are primarily a distributor of goods; however, we continue to assess the potential impacts to other less significant revenue transactions.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases. ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less for which there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities and should recognize lease expense for such leases, generally on a straight-line basis over the lease term. Certain qualitative disclosures along with specific quantitative disclosures will be required for users to understand more about the nature of an entity’s leasing activities. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. At transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients related to the identification and classification of leases commenced before the effective date of ASU 2016-02. An entity electing to use the practical expedients will, in effect, continue to account for leases commenced before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments tracked and disclosed under previous GAAP. We are currently evaluating the effect the adoption of this standard will have on our financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this ASU require a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 on a retrospective basis. We are currently evaluating the effect the adoption of this standard will have on our financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  This ASU requires an employer to disaggregate the service cost component from the other components of net benefit cost. This ASU also allows only the service cost component of net benefit cost to be eligible for capitalization. ASU 2017-07 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  We are currently evaluating the effect the adoption of this standard will have on our financial statements.

Consolidated Results of Operations

The table and discussion set forth below relate to our consolidated results of operations:

	Three Months Ended September 30,
	2017	2016	% Change
Consolidated Results of Operations Data:
Net sales
Smokeless products	$21,294	$18,909	12.6%
Smoking products	26,860	28,760	-6.6%
NewGen products	25,186	3,290	665.5%
Other	12	-	100.0%
Total net sales	73,352	50,959	43.9%
Cost of sales	40,424	26,341	53.5%
Gross profit
Smokeless products	11,478	9,396	22.2%
Smoking products	14,201	14,411	-1.5%
NewGen products	7,251	811	794.1%
Other	(2)	-	-100.0%
Total gross profit	32,928	24,618	33.8%
Selling, general and administrative expenses	19,626	12,727	54.2%
Operating income	13,302	11,891	11.9%
Interest expense	4,023	5,557	-27.6%
Investment income	(157)	(279)	-43.7%
Income before income taxes	9,436	6,613	42.7%
Income tax expense (benefit)	3,110	(180)	-1827.8%
Consolidated net income	6,326	6,793	-6.9%
Amounts attributable to noncontrolling interests	(3,576)	-
Net income attributable to SDOI	$2,750	$6,793

Comparison of the Three Months Ended September 30, 2017 to the Three Months Ended September 30, 2016

Net Sales. For the three months ended September 30, 2017, overall net sales increased to $73.4 million from $51.0 million for the three months ended September 30, 2016, an increase of $22.4 million or 43.9%. For the quarter, volumes increased 39.5% and price/mix increased 4.4%. This increase was primarily a result of increased net sales in the NewGen segment.

Effective July 1, 2017, the tax on all OTP products sold in California increased to 65.1%. Implementation of the tax has led to decreases in 2017 California OTP volume when compared to volume over the same 2016 period.

For the three months ended September 30, 2017, net sales in the Smokeless products segment increased to $21.3 million from $18.9 million for the three months ended September 30, 2016, an increase of $2.4 million or 12.6%. For the quarter, volume increased 8.2% and price/mix increased 4.4%. Net sales growth was primarily driven by Stoker’s MST.

Pennsylvania implemented a $0.55 per ounce excise tax on smokeless products effective October 1, 2016.  Implementation of the tax has led to decreases in 2017 Pennsylvania volume when compared to volume over the same 2016 period.

Year-over-year industry volumes for chewing tobacco declined by approximately 10% in the quarter while MST was down approximately 2% according to MSAi. The Company outpaced the industry in the quarter and grew its MSAi share in both chewing tobacco and MST on the strength of Stoker’s volumes.

For the three months ended September 30, 2017, net sales in the Smoking products segment decreased to $26.9 million from $28.8 million for the three months ended September 30, 2016, a decrease of $1.9 million or 6.6%. For the quarter, Smoking products volumes decreased 9.3% while price/mix increased 2.7%. The decrease was the result of a strong year ago comparison due to the timing of Zig-Zag MYO cigar wraps promotional purchases, continued weakness in cigars, the California tax on OTP products including MYO cigar wraps, and one fewer shipping day, partially offset by year-over-year strength in Zig-Zag cigarette papers.

Industry volumes for cigarette papers increased by mid-single-digits while MYO cigar wraps grew by double-digits, according to MSAi. Zig-Zag maintained its industry-leading share position in both premium cigarette papers and MYO cigar wraps, according to MSAi.

For the three months ended September 30, 2017, net sales in the NewGen products segment increased to $25.2 million from $3.3 million for the three months ended September 30, 2016, an increase of $21.9 million or 665.5%. For the quarter, NewGen products volumes increased 645.6%, while price/mix increased 19.9%. Net sales growth was primarily driven by the inclusion of VaporBeast and Vapor Shark for the quarter.

Gross Profit. For the three months ended September 30, 2017, overall gross profit increased to $32.9 million from $24.6 million for the three months ended September 30, 2016, an increase of $8.3 million or 33.8%, primarily due to the inclusion of VaporBeast’s and Vapor Shark’s gross profit in 2017. As a result of the inclusion of the VaporBeast business, gross margin decreased to 44.9% for the three months ended September 30, 2017, from 48.3% for the three months ended September 30, 2016.

For the three months ended September 30, 2017, gross profit in the Smokeless products segment increased to $11.5 million from $9.4 million for the three months ended September 30, 2016, an increase of $2.1 million or 22.2%.  Gross profit as a percentage of net sales increased to 53.9% of net sales for the three months ended September 30, 2017, from 49.7% of net sales for the three months ended September 30, 2016, due to mix, lower product return rates, product price increases, and a favorable LIFO charge.

For the three months ended September 30, 2017, gross profit in the Smoking products segment decreased to $14.2 million from $14.4 million for the three months ended September 30, 2016, a decrease of $0.2 million or 1.5%.  Gross profit as a percentage of net sales increased to 52.9% of net sales for the three months ended September 30, 2017, from 50.1% of net sales for the three months ended September 30, 2016, due to product mix.

For the three months ended September 30, 2017, gross profit in the NewGen products segment increased to $7.3 million from $0.8 million for the three months ended September 30, 2016, an increase of $6.4 million or 794.1%, primarily as a result of the inclusion of VaporBeast in 2017. Gross profit as a percentage of net sales increased to 28.8% of net sales for the three months ended September 30, 2017, from 24.7% of net sales for the three months ended September 30, 2016.

Selling, General and Administrative Expenses. For the three months ended September 30, 2017, selling, general and administrative expenses increased to $19.6 million from $12.7 million for the three months ended September 30, 2016, an increase of $6.9 million or 54.2%, due primarily to the inclusion of SG&A from VaporBeast in the three months ended September 30, 2017, strategic acquisition expenses, and sales and marketing infrastructure investments, as well as $1.1 million of SG&A expenses of SDOI which are primarily legal, accounting and other professional fees.

Interest Expense. For the three months ended September 30, 2017, interest expense decreased to $4.0 million from $5.6 million for the three months ended September 30, 2016, primarily as a result of Turning Point’s February 2017 debt refinancing.

Investment Income. For the three months ended September 30, 2017 and 2016, investment income relating to investments of the MSA escrow deposits as well as SDOI’s cash and cash equivalents was $0.2 million and $0.3 million, respectively.

Income Tax Expense (Benefit). The Company’s income tax expense of $3.1 million for the three months ended September 30, 2017, is lower than expected based on our estimated annual effective tax rate as a result of discrete tax benefits of $0.9 million from the exercise of stock options during the quarter. The Company’s income tax benefit for the three months ended September 30, 2016, does not bear the normal relationship to income before income taxes because of net operating loss carryforwards which were utilized and were partially offset by certain minimum state income taxes.

Consolidated Net Income. Due to the factors described above, net income for the three months ended September 30, 2017 and 2016, was $6.3 million and $6.8 million, respectively.

Amounts Attributable to Noncontrolling Interests. Amounts attributable to noncontrolling interests of $3.6 million for the three months ended September 30, 2017 is related to the shareholders of Turning Point who did not exchange their shares of common stock for SDOI in the Contribution and Exchange transaction.

Net Income Attributable to SDOI. Due to the factors described above, net income for the three months ended September 30, 2017 and 2016 was $2.8 million and $6.8 million, respectively.

	Nine Months Ended September 30,
	2017	2016	% Change
Consolidated Results of Operations Data:
Net sales
Smokeless products	$63,563	$58,939	7.8%
Smoking products	81,056	83,434	-2.9%
NewGen products	67,595	10,033	573.7%
Other	12	-	100.0%
Total net sales	212,226	152,406	39.3%
Cost of sales	119,637	78,267	52.9%
Gross profit
Smokeless products	32,270	29,498	9.4%
Smoking products	42,018	42,390	-0.9%
NewGen products	18,303	2,251	713.1%
Other	(2)	-	-100.0%
Total gross profit	92,589	74,139	24.9%
Selling, general and administrative expenses	55,414	40,563	36.6%
Operating income	37,175	33,576	10.7%
Interest expense	13,002	20,895	-37.8%
Investment income	(369)	(611)	-39.6%
Loss on extinguishment of debt	6,116	2,824	116.6%
Income before income taxes	18,426	10,468	76.0%
Income tax expense	3,850	642	499.7%
Consolidated net income	14,576	9,826	48.3%
Amounts attributable to noncontrolling interests	(5,046)	-
Net income attributable to SDOI	$9,530	$9,826

Comparison of the Nine Months Ended September 30, 2017 to the Nine Months Ended September 30, 2016

Net Sales. For the nine months ended September 30, 2017, overall net sales increased to $212.2 million from $152.4 million for the nine months ended September 30, 2016, an increase of $59.8 million or 39.3%. For the nine months ended September 30, 2017, volumes increased 35.2% and price/mix increased 4.0%. This increase was primarily a result of increases in the Smokeless products and the NewGen products segments.

Effective July 1, 2017, the tax on all OTP products sold in California increased to 65.1%. Implementation of the tax has led to decreases in 2017 California volume when compared to volume over the same 2016 period.

For the nine months ended September 30, 2017, net sales in the Smokeless products segment increased to $63.6 million from $58.9 million for the nine months ended September 30, 2016, an increase of $4.6 million or 7.8%. For the nine months, volume increased 3.6% and price/mix increased 4.2%. Net sales growth was primarily driven by Stoker’s MST.

Pennsylvania implemented a $0.55 per ounce excise tax on smokeless products effective October 1, 2016.  Implementation of the tax has led to decreases in 2017 Pennsylvania volume when compared to volume over the same 2016 period.

Year-over-year industry volumes for chewing tobacco declined by approximately 10% in the nine months while MST volumes decreased by 1%, according to MSAi. Turning Point’s volume performance outpaced the industry in the nine months and grew its MSAi share in both chewing tobacco and MST.

For the nine months ended September 30, 2017, net sales in the Smoking products segment decreased to $81.1 million from $83.4 million for the nine months ended September 30, 2016, a decrease of $2.4 million or 2.9%. For the nine months ended September 30, 2017, Smoking products’ volumes decreased 5.2%, while price/mix increased 2.3%.

Industry volumes for cigarette papers declined by 1% while MYO cigar wraps grew by 15%, according to MSAi.  Zig-Zag increased its market share versus the year-ago period in cigarette papers and held an 80% share in MYO cigar wraps, according to MSAi.

For the nine months ended September 30, 2017, net sales in the NewGen products segment increased to $67.6 million from $10.0 million for the nine months ended September 30, 2016, an increase of $57.6 million or 573.7%. For the nine months ended September 30, 2017, NewGen products volumes increased 556.2%, while price/mix increased 17.5%.  Net sales growth was primarily driven by the inclusion of VaporBeast in the nine-month period and Vapor Shark in the second and third quarters of 2017.

Gross Profit. For the nine months ended September 30, 2017, overall gross profit increased to $92.6 million from $74.1 million for the nine months ended September 30, 2016, an increase of $18.5 million or 24.9%, primarily due to the inclusion of nine months of VaporBeast results. Gross margin weakened to 43.6% for the nine months ended September 30, 2017, from 48.6% for the nine months ended September 30, 2016, as a result of the mix impact of VaporBeast’s inherently lower distribution margins.

For the nine months ended September 30, 2017, gross profit in the Smokeless products segment increased to $32.3 million from $29.5 million for the nine months ended September 30, 2016, an increase of $2.7 million or 9.4%.  Gross profit as a percentage of net sales increased to 50.8% of net sales for the nine months ended September 30, 2017, from 50.0% of net sales for the nine months ended September 30, 2016.

For the nine months ended September 30, 2017, gross profit in the Smoking products segment decreased to $42.0 million from $42.4 million for the nine months ended September 30, 2016, a decrease of $0.4 million or 0.9%.  Gross profit as a percentage of net sales increased to 51.8% of net sales for the nine months ended September 30, 2017, from 50.8% of net sales for the nine months ended September 30, 2016.

For the nine months ended September 30, 2017, gross profit in the NewGen products segment increased to $18.3 million from $2.3 million for the nine months ended September 30, 2016, an increase of $16.1 million or 713.1%. Gross profit as a percentage of net sales increased to 27.1% of net sales for the nine months ended September 30, 2017, from 22.4% of net sales for the nine months ended September 30, 2016.

Selling, General and Administrative Expenses. For the nine months ended September 30, 2017, selling, general and administrative expenses increased to $55.4 million from $40.6 million for the nine months ended September 30, 2016, an increase of $14.9 million or 36.6%, due primarily to the inclusion of nine months of VaporBeast’s SG&A, as well as $1.6 million of SDOI SG&A expenses, from its June 1, 2017 acquisition date. These expenses are primarily legal, accounting and other professional fees.

Interest Expense. For the nine months ended September 30, 2017, interest expense decreased to $13.0 million from $20.9 million for the nine months ended September 30, 2016, primarily as a result of Turning Point’s 2017 debt refinancing.

Income Tax Expense. The Company’s income tax expense of $3.9 million for the nine months ended September 30, 2017, is lower than expected based on the estimated annual effective tax rate as a result of discrete tax benefits of $4.5 million from the exercise of Turning Point stock options during the nine-month period. The Company’s income tax expense for the nine months ended September 30, 2016, does not bear the normal relationship to income before income taxes because of net operating loss carryforwards which were utilized and were partially offset by certain minimum state income taxes.

Investment Income. In the second quarter of 2016, Turning Point began to invest the MSA escrow deposits.  For the nine months ended September 30, 2017 and 2016, investment income relating to investments of the MSA escrow deposits was $0.3 million and $0.6 million, respectively. Investment income for the nine months ended September 30, 2017 also includes $0.1 million from SDOI’s cash and cash equivalents.

Loss on Extinguishment of Debt.  For the nine months ended September 30, 2017, loss on extinguishment of debt was $6.1 million as the result of Turning Point refinancing its credit facility in the first quarter of 2017.  For the nine months ended September 30, 2016, loss on extinguishment of debt was $2.8 million as the result of retiring certain debt with proceeds from Turning Point’s IPO.

Consolidated Net Income. Due to the factors described above, net income for the nine months ended September 30, 2017 and 2016 was $14.6 million and $9.8 million, respectively.

Amounts Attributable to Noncontrolling Interests. Amounts attributable to noncontrolling interests of $5.0 million for the nine months ended September 30, 2017 is related to the shareholders of Turning Point who did not exchange their shares of common stock for SDOI in the Contribution and Exchange transaction and Vapor Shark, which was accounted for as a VIE by Turning Point during the second quarter..

Net Income Attributable to SDOI. Due to the factors described above, net income for the nine months ended September 30, 2017 and 2016 was $9.5 million and $9.8 million, respectively.

Liquidity and Capital Reserves

SDOI

SDOI cash and cash equivalents totaled $16.3 million at September 30, 2017. From June 1, 2017, the date of the reverse acquisition, we had cash outflows from operating activities of $3.7 million primarily relating to payments of accrued liabilities. We had cash outflows from investing activities of $0.3 million relating to our acquisition of five billboards near Austin, Texas. Future uses of our cash may include investing in our subsidiaries and new acquisitions.

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

The time of purchases and the exact number of shares to be purchased, if any, will depend on market conditions. The repurchase program does not include specific price targets or timetables. We intend to finance the purchases using available working capital. No repurchases of common stock were made during the periods covered by this report.

Turning Point Brands

Turning Point’s principal uses for cash are working capital, debt service, capital expenditures, and acquisitions. Turning Point believes its cash flows from operations and borrowing availability under the 2017 Revolving Credit Facility (as defined herein) are adequate to satisfy its operating cash requirements for the foreseeable future.

Turning Point had working capital, which is defined as current assets less current liabilities, of $36.5 million at September 30, 2017, compared to working capital of $37.3 million at December 31, 2016. This decrease is primarily the result of an increase in short-term debt maturities as a result of the February 2017 debt refinancing.

	September 30, 2017	December 31, 2016
Current Assets	$81,413	$78,856
Current Liabilities	44,892	41,567

Working Capital	$36,521	$37,289

Cash Flows from Operating Activities

The following table sets out the principal components of cash flows from operating activities:

	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash flows from operating activities:
Net income	$16,134	$9,826
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on extinguishment of debt	6,116	2,824
Loss on sale of property, plant and equipment	17	-
Depreciation expense	1,192	896
Amortization of deferred financing costs	768	1,070
Amortization of original issue discount	66	591
Amortization of other intangible assets	527	-
Interest incurred but not paid on PIK Toggle Notes	-	3,422
Interest incurred but not paid on 7% Senior Notes	-	329
Interest paid on PIK Toggle Notes	-	(9,893)
Deferred income taxes	1,847	47
Stock-based compensation expense	498	145
Changes in operating assets and liabilities:
Accounts receivable	(779)	546
Inventories	(970)	(7,405)
Other current assets	2,383	1,562
Other assets	(105)	(45)
Accounts payable	(2,292)	(531)
Accrued pension liabilities	144	196
Accrued postretirement liabilities	(18)	(89)
Accrued liabilities and other	(5,137)	(3,967)
Net cash provided by (used in) operating activities	$20,391	$(476)

For the nine months ended September 30, 2017, net cash provided by operating activities was $20.4 million compared to net cash used in operating activities of $0.5 million for the nine months ended September 30, 2016, an increase of $20.9 million primarily due to interest paid on PIK Toggle Notes in 2016 as a result of Turning Point’s IPO and improved income in 2017.

Cash Flows from Investing Activities

The following table sets out the principal components of cash flows from investing activities:

	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash flows from investing activities:
Acquisitions, net of cash acquired	$268	$-
Capital expenditures	(1,052)	(1,245)
Net cash used in investing activities	$(784)	$(1,245)

For the nine months ended September 30, 2017, net cash used in investing activities was $0.8 million compared to net cash used in investing activities of $1.2 million for the nine months ended September 30, 2016, a decrease of $0.4 million.

Cash Flows from Financing Activities

The following table sets out the principal components of cash flows from financing activities:

	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash flows from financing activities:
Proceeds from 2017 revolving credit facility	$15,550	$-
Proceeds from 2017 first lien term loans	145,000	-
Proceeds from 2017 second lien term loan	55,000	-
Payments of 2017 first lien term loans	(2,925)	-
Payment of financing costs	(4,783)	(200)
Payments of revolving credit facility	(15,083)	(18)
Payment of first lien term loan	(147,362)	(3,976)
Payment of second lien term loan	(60,000)	(20,000)
Payments of Vapor Shark loans	(1,867)	-
Prepaid equity issuance costs	(394)	-
Payment of PIK Toggle Notes	-	(24,107)
Redemption of subsidiary options by Turning Point Brands	-	(661)
Redemption of subsidiary warrants by Turning Point Brands	-	(5,500)
Turning Point Brands exercise of stock options		4
Turning Point Brands exercise of warrants	1,371	8
Turning Point Brands redemption of options	(1,740)	-
Turning Point Brands surrender of options	(1,000)	-
Proceeds from issuance of Turning Point Brands stock	-	55,746
Distribution to noncontrolling interest of Turning Point Brands	(4)	-
Net cash (used in) provided by financing activities	$(18,237)	$1,296

For the nine months ended September 30, 2017, net cash used in financing activities was $18.2 million compared with net cash provided by financing activities of $1.3 million for the nine months ended September 30, 2016, a decrease of $19.5 million, primarily due to proceeds from the IPO in 2016 and payments relating to Turning Point’s debt refinancing in 2017.

Long-Term Debt

On February 17, 2017, Turning Point and NATC, entered into a new $250 million secured credit facility comprised of (i) a First Lien Credit Facility with Fifth Third Bank, as administrative agent, and other lenders (the “2017 First Lien Credit Facility”) and (ii) a Second Lien Credit Facility with Prospect Capital Corporation, as administrative agent, and other lenders (the “2017 Second Lien Credit Facility,” and together with the 2017 First Lien Credit Facility, the “2017 Credit Facility”). Turning Point used the proceeds of the 2017 Credit Facility to repay, in full, Turning Point’s First Lien Term Loan, Second Lien Term Loan, and Revolving Credit Facility and to pay related fees and expenses.

The 2017 Credit Facility contains customary events of default including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, and change in control defaults. The 2017 Credit Facility also contains certain negative covenants customary for facilities of these types including covenants that, subject to exceptions described in the 2017 Credit Facility, restrict the ability of the Company and its subsidiary guarantors: (i) to pledge assets, (ii) to incur additional indebtedness, (iii) to pay dividends, (iv) to make distributions, (v) to sell assets, and (vi) to make investments.

As of September 30, 2017, Turning Point was in compliance with the financial and restrictive covenants in its existing debt instruments. The following table provides outstanding balances under its debt instruments.

	September 30, 2017	December 31, 2016
2017 Revolving Credit Facility	$15,550	$-
2017 First Lien First Out Term Loan	107,250	-
2017 First Lien Second Out Term Loan	34,825	-
2017 Second Lien Term Loan	55,000	-
Note payable - VaporBeast	2,000	2,000
Revolving Credit Facility	-	15,034
First Lien Term Loan	-	146,451
Second Lien Term Loan	-	59,128
	214,625	222,613
Less deferred financing charges	(3,772)	(4,388)
Less revolving credit facility	(15,550)	(15,034)
Less current maturities of long-term debt	(7,850)	(1,650)
Notes payable and long-term debt	$187,453	$201,541

2017 First Lien Credit Facility

The 2017 First Lien Credit Facility consists of (i) a $50 million revolving credit facility (the “2017 Revolving Credit Facility”), (ii) a $110 million first out term loan facility (the “2017 First Out Term Loan”), and (iii) a $35 million second out term loan facility (the “2017 Second Out Term Loan”) which will be repaid in full only after repayment in full of the 2017 First Out Term Loan. The 2017 First Lien Credit Facility also includes an accordion feature allowing the Company to borrow up to an additional $40 million upon the satisfaction of certain conditions, including obtaining commitments from one or more lenders. Borrowings under the 2017 Revolving Credit Facility may be used for general corporate purposes, including acquisitions.

The 2017 First Out Term Loan and the 2017 Revolving Credit Facility have a maturity date of February 17, 2022, and the 2017 Second Out Term Loan has a maturity date of May 17, 2022. The 2017 First Out Term Loan and the 2017 Revolving Credit Facility bear interest at LIBOR plus a spread of 2.5% to 3.5% based on the Company’s senior leverage ratio. The 2017 First Out Term Loan requires quarterly payments of $1.4 million beginning June 30, 2017, increasing to $2.1 million on June 30, 2019, and increasing to $2.8 million on June 30, 2021. The 2017 Second Out Term Loan bears interest at LIBOR plus 6% (subject to a floor of 1.00%). The 2017 Second Out Term Loan has required, quarterly payments of $0.1 million beginning June 30, 2017. The 2017 First Lien Credit Facility contains certain financial covenants including a maximum senior leverage ratio of 3.75x with step-downs to 3.00x, a maximum total leverage ratio of 4.75x with step-downs to 4.00x, and a minimum fixed charge coverage ratio of 1.20x.  The weighted average interest rate at September 30, 2017, on the 2017 Revolving Credit Facility was 4.3%. The weighted average interest rate at September 30, 2017, on the 2017 First Out Term Loan was 4.3%. The weighted average interest rate at September 30, 2017, on the 2017 Second Out Term Loan was 7.3%.

2017 Second Lien Credit Facility

The 2017 Second Lien Credit Facility consists of a $55 million second lien term loan (the “2017 Second Lien Term Loan”) having a maturity date of August 17, 2022. The 2017 Second Lien Term Loan bears interest at a fixed rate of 11%. The 2017 Second Lien Credit Facility contains certain financial covenants including a maximum senior leverage ratio of 4.25x with step-downs to 3.50x, a maximum total leverage ratio of 5.25x with step-downs to 4.50x, and a minimum fixed charge coverage ratio of 1.10x.

Note Payable – VaporBeast

On November 30, 2016, Turning Point issued a note payable to VaporBeast’s former shareholders (“VaporBeast Note.”) The VaporBeast Note is $2.0 million principal with 6% interest compounded monthly and matures on May 30, 2018.

The VaporBeast Note may be prepaid at any time without penalty and is subject to a late-payment penalty of 5% and a default rate of 13% per annum. The VaporBeast Note is subject to customary defaults including defaults for nonpayment, nonperformance, any material breach under the purchase agreement, and bankruptcy or insolvency.

First Lien Term Loan

All of NATC’s subsidiaries, as well as Turning Point and NATC Holding, were guarantors under the First Lien Term Loan.  TPLLC and its subsidiary were not guarantors of the First Lien Term Loan. The First Lien Term Loan was secured by a first-priority lien on substantially all of the assets of the borrowers and the guarantors thereunder, including a pledge of the capital stock of NATC and its subsidiaries held by NATC Holding, NATC, or any guarantor, other than certain excluded assets.  The loans designated as LIBOR loans bore interest at LIBOR then in effect (but not less than 1.25%) plus 6.50%.  The loans designated as base rate loans bore interest at the (i) highest of (A) the Prime Rate, (B) the Federal Funds Rate plus 0.50%, (C) LIBOR for an interest period of one month plus 1.00%, and (D) 2.25% per year plus (ii) 5.50%. The First Lien Term Loan was paid in full with proceeds from the February 2017 refinancing.

Second Lien Term Loan

The Second Lien Term Loan was secured by a second priority security interest in the Collateral and was guaranteed by the same entities as the First Lien Term Loan.

Under the Second Lien Term Loan the loans designated as LIBOR loans bore interest at LIBOR then in effect (but not less than 1.25%) plus 10.25%.  The loans designated as base rate loans bore interest at (i) the highest of (A) the Prime Rate, (B) the Federal Funds Rate plus 0.50%, (C) LIBOR for an interest period of one month plus 1.00%, and (D) 2.25% per year plus (ii) 9.25%.  The Second Lien Credit Agreement was paid in full with proceeds from the February 2017 refinancing.

Revolving Credit Facility

The Revolving Credit Facility provided for aggregate commitments of up to $40 million, subject to a borrowing base which was calculated as the sum of (i) 85% of eligible accounts receivable; plus (ii) the lesser of (A) the product of 70% and the value of  eligible inventory and (B) the product of (a) 85%, (b) the net recovery percentage identified in the most recent inventory appraisal, and (c) the value of eligible inventory; plus (iii) the lesser of (A) the product of 75% and the value of eligible inventory and (B) the product of (a) 85%, (b) the net recovery percentage identified in the most recent inventory appraisal, and (c) the value of the eligible finished goods inventory; minus (iv) the aggregate amount of reserves established by the administrative agent. The outstanding balance on the Revolving Credit Facility was paid in full with the proceeds from the February 2017 refinancing.

Off-balance Sheet Arrangements

As of September 30, 2017, Turning Point had no forward contracts outstanding. As of December 31, 2016, we had forward contracts for the purchase of €4.9 million. The effect of a hypothetical 10% change in Euro and US exchange rates applicable to Turning Point’s business would not have had a material impact on the consolidated financial statements.

Contractual Obligations

As of September 30, 2017, there had been no material changes outside the ordinary course of business to our contractual obligations with the exception of Turning Point’s long-term debt obligations due to the refinancing (see Long-Term Debt), from December 31, 2016 as described in the Company’s public filings with the SEC including, without limitation, Amendment No. 4 to the Company’s Form S-4, filed with the Securities and Exchange Commission on May 4, 2017.

	Payments due by period as of September 30, 2017
Long-Term Debt Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Long-term debt obligations, including interest	$283,592	$47,081	$41,025	$195,486	$-

	Payments due by period as of December 31, 2017
Long-Term Debt Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Long-term debt obligations, including interest	$288,837	$39,380	$44,477	$204,980	$-

Inflation

We believe any effect of inflation at current levels will be minimal. Historically, we have been able to increase prices at a rate equal to, or greater than, the rate of inflation and believe we will continue to be able to do so for the foreseeable future. In addition, we have been able to maintain a relatively stable, variable cost structure for our products due, in part, to our successful procurement activities regarding our tobacco products and, in part, to our existing contractual agreement for the purchase of our premium cigarette papers.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Sensitivity

There have been no material changes in our exposure to market risk during the nine months ended September 30, 2017. Please refer to our “Quantitative and Qualitative Disclosures about Market Risk” included in Amendment No. 4 to the Company’s Form S-4, filed with the Commission on May 4, 2017.

Credit Risk

There have been no material changes in our exposure to market risk during the nine months ended September 30, 2017. Please refer to our “Quantitative and Qualitative Disclosures about Market Risk” included in Amendment No. 4 to the Company’s Form S-4, filed with the Commission on May 4, 2017.

Interest Rate Sensitivity

We have exposure to interest rate volatility principally relating to interest rate changes applicable to loans under Turning Point’s 2017 First Lien Credit Facility. As of September 30, 2017, all debt under the 2017 First Lien Credit Facility bears interest at variable rates. We believe the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations, or cash flows would not be significant. A 1% change in the interest rate would change pre-tax income by approximately $1.7 million per year.

Item 4.	Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Act”)) as of September 30, 2017. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is: (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

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

During the quarter ended September 30, 2017, other than continuing changes to our internal control processes resulting from the reverse acquisition and the interim Chief Financial Officer as discussed above, there have been no material changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, you should carefully consider the factors discussed in “Risk Factors” included in Amendment No. 4 to the Company’s Form S-4, filed with the Commission on May 4, 2017, as well as the risk factors set forth below, which reflect the only material changes to the risk factors set forth in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

There is uncertainty related to the federal regulation of NewGen products, cigars and pipe tobacco products.

Increased regulatory compliance burdens could have a material adverse impact on Turning Point’s NewGen business development efforts. Since their introduction, there has been significant uncertainty regarding whether, how and when tobacco regulations would apply to NewGen products, such as electronic cigarettes or other vaporizer products. Based on a decision in December 2010 by the U.S. Court of Appeals for the D.C. Circuit (the “Sottera decision”), the FDA is permitted to regulate electronic cigarettes containing tobacco-derived nicotine as “tobacco products” under the Tobacco Control Act.

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

Marketing authorizations will be necessary in order for Turning Point to continue its distribution of NewGen and cigar and pipe tobacco products, with the exception of its “grandfathered” products (products in commerce as of February 15, 2007) which are already authorized.  On July 28, 2017, the FDA announced a new direction in regulating tobacco products, including the newly “deemed” markets such as cigars and vapor products.  The FDA stated it intends to begin several new rulemaking processes, some of which will outline foundational rules governing the premarket application process for the deemed products, including Substantial Equivalence Applications and Premarket Tobacco Applications.  Accordingly, the original filing deadlines for newly “deemed” products on the market as of August 8, 2016, have been postponed until August 8, 2021, for “combustible” products (e.g., cigar and pipe) and August 8, 2022, for “non-combustible” products (e.g., vapor products).  The FDA did not relax any of the requirements for Premarket Tobacco Applications, which could result in the cost of the premarket process exceeding the level of sales and profit that many products would justify. Turning Point intends to evaluate its products and timely file for the appropriate authorizations to allow Turning Point to sell its products in the U.S. Turning Point has no assurances that the outcome of such processes will result in its products receiving marketing authorizations from the FDA. Turning Point also has certain previously-regulated tobacco products which remain subject to “provisional” substantial equivalence filings made on March 22, 2011. If the FDA establishes regulatory processes that Turning Point is unable or unwilling to comply with, its business, results of operations, financial condition and prospects could be adversely affected.

The anticipated costs of complying with future FDA regulations will be dependent on the rules issued by the FDA, the timing and clarity of any new rules or guidance documents accompanying these rules, the reliability and simplicity (or complexity) of the electronic systems utilized by FDA for information and reports to be submitted, and the details required by FDA for such information and reports with respect to each regulated product (which have yet to be issued by FDA). Failure to comply with existing or new FDA regulatory requirements could result in significant financial penalties and could have a material adverse effect on Turning Point’s business, results of operations, financial condition and ability to market and sell its products. Compliance and related costs could be substantial and could significantly increase the costs of operating in Turning Point’s NewGen and cigar and pipe tobacco product markets.  Substantial compliance and related costs could also have a material adverse impact on the timing and realization of anticipated benefits from recent acquisitions and potential future NewGen market penetration.

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

Standard General L.P., and funds managed by it (together with the funds it manages, “Standard General”), beneficially owns approximately 52.9% of Turning Point’s common stock. The existence of these and other significant stockholders may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of Turning Point’s other stockholders to approve transactions they may deem to be in the best interests of Turning Point. Turning Point’s significant stockholders will be able to exert significant influence over the decision, if any, to authorize additional capital stock, which, if issued, could have a significant dilutive effect on holders of common stock.

On June 1, 2017, Standard General and Turning Point’s Non-Executive Chairman Thomas Helms, in the aggregate, contributed approximately 52.2% of Turning Point’s issued and outstanding stock in exchange for newly issued shares of Class A Common Stock of SDOI.  Following the exchange, SDOI owns approximately 52.2% of Turning Point stock. Standard General own approximately 94.0% of SDOI’s issued and outstanding Class A Common Stock and 88.7% of SDOI’s issued and outstanding Class B Common Stock.

Turning Point’s certificate of incorporation states the doctrine of “corporate opportunity” will not apply against Standard General or SDOI in a manner that would prohibit them from investing in competing businesses or doing business with our customers. To the extent they invest in such other businesses, Standard General or SDOI may have differing interests than Turning Point’s other stockholders. In addition, Standard General and SDOI are permitted to engage in business activities or invest in, or acquire, businesses which may compete with or do business with any competitors of Turning Point’s.

Furthermore, Standard General is in the business of managing investment funds. Either Standard General or SDOI may pursue acquisition opportunities which may be complementary to Turning Point’s business, and, as a result, such acquisition opportunities may not be available to Turning Point.

Turning Point’s status as a "controlled company" could make its common stock less attractive to some investors or otherwise harm its stock price.

Because Turning Point qualifies as a "controlled company" under the corporate governance rules for NYSE-listed companies, Turning Point is not required to have, and could elect in the future not to, have a majority of its board of directors be independent, a compensation committee or an independent nominating function. Accordingly, should the interests of our controlling stockholder differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies subject to all of the corporate governance rules for NYSE-listed companies. Turning Point’s status as a controlled company could make its common stock less attractive to some investors or otherwise harm its stock price.

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

Dated: November 9, 2017

EXHIBIT INDEX

3.1
Fifth Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Registrant, filed with the Securities and Exchange Commission on May 31, 2017.)

10.1
2017 Omnibus Equity Compensation Plan of the Registrant.  (Incorporated by reference to Exhibit B to the Information Statement on Schedule 14C (the “Information Statement”) of Standard Diversified Opportunities Inc. (the “Company”) filed with the Securities and Exchange Commission on July 28, 2017.)

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

101
XBRL(eXtensible Business Reporting language). The following materials from SDOI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 9, 2017, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to consolidated financial statements.*

* Filed herewith
** Furnished herewith