Form 10-K
period 2017-12-31
STANDARD DIVERSIFIED OPPORTUNITIES INC.
filed 2018-03-12
CIK 911649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________ to ____________

Commission File No. 001-36696

STANDARD DIVERSIFIED OPPORTUNITIES INC.

(Exact name of Registrant as specified in its charter)

Delaware	56-1581761
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification no.)

155 Mineola Boulevard
Mineola, NY	11501
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (516) 248-1100

(Former name or former address if changed since last report.)

 1521 Concord Pike, Suite 301
Wilmington, DE 19803

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.01 par value	None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☐ (Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Class A common stock and Class B common stock held by non-affiliates of the Registrant was approximately $6.6 million and $5.6 million, respectively, calculated by using the number of shares of Class A and Class B common stock outstanding and the closing price of the Class A common stock on June 30, 2017 (the last business day of the Registrant’s most recently completed second fiscal quarter).  Shares of the Class B common stock are convertible into shares of the Class A common stock on a one-for-one basis at the option of the holder.

At March 1, 2018, there were 8,551,735 shares outstanding of the registrant’s Class A common stock, par value $0.01 per share and 8,040,215 shares outstanding of the registrant’s Class B common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None

Item 1.	Business

Standard Diversified Opportunities Inc. (f/k/a Special Diversified Opportunities Inc. and Strategic Diagnostics Inc.) (“SDOI”), a holding company until June 1, 2017, and its subsidiaries (collectively, “the Company”) was incorporated in the State of Delaware in 1990, and, until 2013, engaged in bio-services and industrial bio-detection (collectively, the “Life Sciences Business”). On July 12, 2013, SDOI sold substantially all of its rights, title and interest in substantially all of its non-cash assets related to the Life Sciences Business and became a “shell company,” as such term is defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended.

On June 1, 2017, SDOI consummated a Contribution and Exchange Transaction (“Contribution and Exchange”) to acquire a 52.1% controlling interest in Turning Point Brands, Inc. (“Turning Point”). The transaction was accounted for as a recapitalization or reverse acquisition. Turning Point was the accounting acquirer for financial reporting purposes. Accordingly, the historical financial statements of Turning Point through May 31, 2017 became our historical financial statements, including the comparative prior periods. These consolidated financial statements include the results of SDOI from June 1, 2017, the date the reverse acquisition was consummated. As of December 31, 2017, SDOI has a 51.2% ownership interest in Turning Point.

Prior to the consummation of the Contribution and Exchange, SDOI amended and restated its certificate of incorporation to provide for, among other things, the reclassification of every 25 shares of its common stock, par value $0.01 per share, into one share of a new class of common stock, par value $0.01 per share, designated as Class A Common Stock (the “Class A Common Stock”) and the authorization for issuance of an additional class of common stock, par value $0.01 per share, of SDOI designated as Class B Common Stock (the “Class B Common Stock”). Prior to the closing of the Contribution and Exchange, SDOI declared a dividend of one share of Class B Common Stock for each outstanding share of Class A Common Stock, payable to holders of record of Class A Common Stock on June 2, 2017. All references in the consolidated financial statements to the number of shares and per share amounts of common stock have been retroactively restated to reflect the reclassification of common stock, the shares issued in the Contribution and Exchange and the dividend of Class B Common Stock. Refer to Note 3 of our Notes to Consolidated Financial Statements, which are incorporated herein by reference, for further information. As a result of the consummation of the Contribution and Exchange, SDOI is no longer a shell company.

Our subsidiaries are engaged in the following lines of business:

•	Other tobacco products (Turning Point Brands, Inc. (“Turning Point”), a 51.2% owned subsidiary);
•	Outdoor advertising (Standard Outdoor LLC (“Standard Outdoor”), a wholly owned subsidiary), beginning in July 2017; and
•	Insurance (Pillar General Inc. (“Pillar General”), a wholly owned subsidiary), beginning in January 2018.

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

Turning Point

Turning Point is a leading independent provider of Other Tobacco Products (“OTP”) in the U.S. Turning Point sells a wide range of products across the OTP spectrum, including moist snuff tobacco (“MST”), loose leaf chewing tobacco, premium cigarette papers, make-your-own (“MYO”) cigar wraps, cigars, liquid vapor products and tobacco vaporizer products. Turning Point does not sell cigarettes. Turning Point estimates that the OTP industry generated approximately $11.0 billion in manufacturer revenue in 2017. In contrast to manufactured cigarettes, which have been experiencing declining sales for decades based on data published by the Alcohol and Tobacco Tax and Trade Bureau (“TTB”), the OTP industry is demonstrating increased consumer appeal with low to mid-single digit consumer unit growth as reported by Management Science Associates, Inc. (“MSAi”), a third-party analytics and informatics company.

Turning Point’s portfolio of brands includes some of the most widely recognized names in the OTP industry, such as Zig-Zag ®, Beech-Nut ®, Stoker’s ®, Trophy ®, and VaporBeast ™. Turning Point has an experienced management team that possesses long-standing industry relationships and a deep understanding of the OTP industry. Turning Point has identified additional opportunities to grow sales, including the launch of new products and expanding our distribution and sales force. Turning Point also believes there are meaningful opportunities to grow through acquisitions and joint ventures across all product categories. As of December 31, 2017, Turning Point products are available in over 170,000 U.S. retail locations which, with the addition of retail stores in Canada, brings Turning Point’s total North American retail presence to an estimated 200,000 points of distribution. Turning Point’s sales team targets widespread distribution to all traditional retail channels, including convenience stores, where over 60% of all OTP volume is currently sold according to MSAi.

Turning Point’s reportable segments are (1) smokeless products, which include chewing tobacco and MST, (2) smoking products, which principally include cigarette papers, MYO cigar wraps, and cigars, and (3) NewGen products, which include liquid vapor products, tobacco vaporizer products and non-nicotine/non-tobacco products. The results of SDOI and Standard Outdoor are included in Other. Information regarding net sales, operating income or loss, and assets attributable to each of our segments, is included within Note 19 of our Notes to Consolidated Financial Statements, which are incorporated herein by reference.

Smokeless Segment

Turning Point’s Smokeless segment includes both loose leaf chewing tobacco and moist snuff tobacco (“MST”). Turning Point’s Smokeless focus brand is Stoker’s in both chewing tobacco and MST. Stoker’s® chewing tobacco has grown considerably over the last several years and is presently the #1 discount brand and the second largest brand in the industry, with approximately 18% market share. Turning Point’s status in the chew market is further strengthened by Beech-Nut®, the #3 premium brand and #6 overall, as well as Trophy®, Durango®, and the five Wind River Brands Turning Point acquired in November 2016. Refer to Note 3 of Notes to Consolidated Financial Statements for further details regarding this acquisition. Collectively, Turning Point is the #2 marketer of chewing tobacco with approximately 28% market share. Turning Point’s chewing tobacco operations are facilitated through its long-standing relationship with Swedish Match, the manufacturer of its loose leaf chewing tobaccos.

In MST, Stoker’s remains among the fastest growing brands and holds a 6.7% share in the stores with distribution and a 2.9% share of the total U.S. MST market. Stoker’s pioneered the large 12 oz. tub packaging format and is manufactured using a proprietary process that Turning Point thinks results in a superior product. In late 2015, Turning Point extended the Stoker’s® MST franchise to include traditional 1.2 oz. cans to broaden retail availability. Turning Point’s proprietary manufacturing process is conducted at its Dresden, Tennessee, plant and packaged in both its Dresden, Tennessee, and Louisville, Kentucky facilities.

Smoking Segment

Turning Point’s Smoking segment principally includes cigarette papers and Make-Your-Own (“MYO”) cigar wraps. The iconic strength of the Zig-Zag® brand drives its leadership position in both the cigarette papers and MYO cigar wrap markets. In cigarette papers, Zig-Zag® is the #1 premium cigarette paper in the U.S. with approximately 30% market share.  Management estimates also indicate that Zig-Zag® is the #1 brand in the promising Canadian market.  Cigarette paper operations are aided by Turning Point’s sourcing relationships with Bolloré.

In MYO cigar wraps, the Zig-Zag® brand commands about three-quarters of the market and continues to innovate in novel ways, including Turning Point’s recent introduction of Zig-Zag® ‘Rillo sized wraps which are similar in size to cigarillos, the most popular and fastest growing type of machine-made cigars.  MYO cigar wraps operations are facilitated by Turning Point’s long-standing commercial relationship with the patent holder, Durfort.

NewGen Segment

Turning Point’s NewGen segment includes its recent acquisitions of Smoke Free Technologies, d/b/a VaporBeast (“VaporBeast”), and The Hand Media and its subsidiaries, d/b/a Vapor Shark (collectively, “Vapor Shark”), which have solidified Turning Point’s status as a major player within the segment, in addition to V2 branded products. Refer to Note 3 of our Notes to Consolidated Financial Statements for further details regarding these acquisitions. VaporBeast is a leading distributor of liquid vapor products servicing the non-traditional retail channel. Vapor Shark is a leading distributor and manufacturer of premium vaping e-liquids with nationwide distribution through non-traditional retail as well as Vapor Shark branded retail locations. Turning Point’s acquisition of VaporBeast, and subsequent acquisition of Vapor Shark, accelerated its entry into the non-traditional retail outlets for vaporizers, e-liquids, and accessories, which Turning Point estimates it sells greater than 50% of all liquid vapor volume. Turning Point believes its NewGen business will expand further as consumers continue to move from combustible cigarettes to vaping. Turning Point believes it is well-positioned to act as a consolidator in the NewGen space in anticipation of increased regulation and will continue to explore potential acquisitions.

Standard Outdoor

Standard Outdoor is an out-of-home advertising business. As of December 31, 2017, and for the period from July 3, 2017 through December 31, 2017, the business consisted of 5 billboard structures located in several counties near Austin, Texas. Revenues include outdoor advertising revenues, while operating expenses primarily include compensation costs, depreciation and rent expense. The results of Standard Outdoor are included in our consolidated operating results from July 3, 2017, the date of acquisition, and are immaterial to our consolidated financial statements in 2017. In January 2018 and February 2018, we also acquired a total of 169 additional billboard structures, as described further below under Recent Developments.

Pillar General

As described further below under Recent Developments, on January 2, 2018, Pillar General acquired all of the outstanding capital stock of Interboro Holdings, Inc. ("Interboro") for a cash purchase price of $2.5 million. Under the name Maidstone Insurance Company (“Maidstone”), Interboro offers personal automobile insurance, primarily in the state of New York. Because the transaction closed during 2018, no results of Pillar General are included in our financial statements for the year ended December 31, 2017.

Recent Developments

On February 20, 2018, SDOI acquired assets consisting of 86 billboard structures located in Georgia and Florida, as well as the ground leases and advertising contracts relating to such billboard structures for total consideration of approximately $6.9 million, subject to customary and valuation adjustments, of which $3.2 million was paid in cash, $3.5 million is payable under a promissory note and the remainder was paid in our Class A common shares.

On January 18, 2018, SDOI acquired assets consisting of 83 billboard structures located in Alabama, as well as the ground leases and advertising contracts relating to such billboard structures for total consideration of approximately $10.5 million, subject to customary and valuation adjustments, of which $4.0 million was paid in cash and the remaining $6.5 million is payable under a promissory note.

On January 12, 2018, SDOI issued 181,825 shares of its Class A common stock in a private placement for gross proceeds of $2.0 million.

On January 2, 2018, SDOI acquired all of the outstanding capital stock of Interboro for a cash purchase price of $2.5 million. Under the name Maidstone Insurance Company, Interboro offers personal automobile insurance, primarily in the State of New York.

On November 9, 2017, the Board of Directors of Turning Point approved the initiation of a cash dividend to its shareholders. The initial quarterly dividend of $0.04 per common share was paid on December 15, 2017 to shareholders of record at the close of business on November 27, 2017. Approximately $0.4 million was distributed to noncontrolling interest holders outside of SDOI as a result of this dividend.

Turning Point

Competitive Strengths

Turning Point believes its competitive strengths include the following:

Large, Leading Brands with Significant Scale

Turning Point has built a portfolio of leading brands with significant scale that are well recognized by consumers, retailers, and wholesalers. Turning Point’s Stoker’s® and Zig-Zag® brands are each well established and date back 78 and 118 years, respectively. Though the NewGen segment is relatively new within the OTP industry, Turning Point’s 2016 acquisition of VaporBeast added a leading seller of e-liquids, devices, and accessories. In 2017, Stoker’s®, Zig-Zag®, and VaporBeast® together generated approximately $261 million of gross sales, or 84% of its consolidated gross sales. Specifically:

•
Stoker’s® is the #2 loose leaf chewing tobacco brand and among the fastest growing MST brands in the industry. Turning Point manufactures Stoker’s® MST using only 100% American Leaf, utilizing a proprietary process to produce what it believes is a superior product.

•
Zig-Zag® is the #1 cigarette paper brand in terms of retail dollar sales in the U.S., as measured by Nielsen Convenience, with significant distribution in Canada. Zig-Zag® is also the #1 MYO cigar wrap brand in the U.S.

•
VaporBeast is a leading distributor of liquid vapor products to the non-traditional retail channel.  Revenue growth at VaporBeast has been delivered through a more effective selling process, which generated increased order sizes and the frequency of customer orders.

Turning Point believes the Stoker’s® brand is seen as an innovator in both the loose leaf chewing tobacco and moist snuff markets. Zig-Zag® is an iconic brand and has strong, enduring brand recognition among a wide audience of consumers.  VaporBeast is a powerful distribution engine that allows Turning Point to further penetrate the vaporizer and e-liquids markets via non-traditional retail outlets.

Successful Track Record of New Product Launches and Category Expansions

Turning Point has successfully launched new products and entered new product categories by leveraging the strength of its brands. Turning Point methodically targets markets which it believes has significant growth potential. Turning Point has been successful in entering new product categories by extending existing products and brands in addition to introducing new products:

•
Turning Point leveraged the proud legacy and value of the Stoker’s® brand to introduce a 12 oz. MST tub, a product whose size was not offered by any other market participant at the time of introduction. Stoker’s® MST has been among the fastest growing moist snuff brands in the industry in terms of pounds sold. While competitors have introduced larger format tub packaging, the early entry and differentiation of the Stoker’s® product have firmly established Turning Point as the market leader with over 50% of the Tub market. In third quarter 2015, Turning Point introduced Stoker’s® MST in 1.2 oz. cans to further expand retail penetration, particularly in convenience stores.

•
In 2009, Turning Point extended the Zig-Zag® tobacco brand into the MYO cigar wraps market and captured a 50% market share within the first two years. Turning Point is now the market share leader for MYO cigar wraps with a 76% share. Turning Point believes its success was driven by the Zig-Zag® tobacco branding, which it feels is widely understood by consumers to represent a favorable, customizable experience ideally suited to MYO products.

•
VaporBeast quickly established itself as a leading marketer and distributor of liquid vapor products to the non-traditional retail universe. With its national footprint, VaporBeast is leveraging its regional consumer preference insights to further accelerate sales advances.

Turning Point strategically targets product categories that it believes demonstrate significant growth potential and for which the value of its brands is likely to have a meaningful impact.  Turning Point believes that its track record and existing portfolio of brands provide growth advantages as it continues to evaluate opportunities to extend its product lines and expand into new categories.

Extensive Distribution Network and Data Driven Sales Organization

Turning Point has taken important steps to enhance its selling and distribution network and consumer marketing capabilities while keeping its capital expense requirements relatively low. Turning Point services its customer base with an experienced sales and marketing organization of approximately 145 professionals who possess in-depth knowledge of the tobacco industry. Turning Point extensively uses data supported by leading technology to enable its sales force to analyze changing trends and effectively identify evolving consumer preferences at the store level. Turning Point subscribes to a sales tracking system provided by MSAi that measures all OTP product shipments by all market participants, on a weekly basis, from approximately 900 wholesalers to over 250,000 retail stores in the U.S. This system enables Turning Point to understand share and volume trends across multiple categories at the individual store level, allowing them to allocate field sales force coverage to the highest opportunity stores, thereby enhancing the value of new store placements and sales activity.  Within its Stoker’s product categories, Turning Point has seen a positive correlation between the frequency of store calls by its sales force and its retail market share. As the initial sales effort is critical to the success of a product launch, Turning Point believes its experienced sales force, expansive distribution network, and leading market analytics put them in a strong position to swiftly execute new product launches in response to evolving consumer and market preferences.

Long-standing, Strong Relationships with an Established Set of Producers

As part of its asset-light operating model Turning Point built long-standing and extensive relationships with leading, high-quality producers. In 2017, Turning Point’s four most important producers were:

•	Swedish Match, which manufactures its loose leaf chewing tobacco;
•	Bolloré, which provides them with exclusive access to the Zig-Zag® cigarette paper and accessories brand for the U.S. and Canada;
•	Durfort, from which Turning Point sources its MYO cigar wraps; and
•	JJA Distributors (“JJA”), from which Turning Point sources its Zig-Zag branded cigars.

By outsourcing the production of products that represent approximately 87% of its gross sales to a select group of producers with whom it has strong relationships, it is able to maintain low overhead costs and minimal capital expenditures, which together drive Turning Point’s margins.

Experienced Management Team

With an average of 25 years of consumer products experience, including an average of 22 years in the tobacco industry, Turning Point’s senior management team has enabled them to grow and diversify its business while improving operational efficiency. Members of management have previous experience at other leading tobacco companies, including Altria Group, Inc. (formerly Philip Morris); Liggett & Myers Tobacco Company (now Liggett Group, a subsidiary of Vector Group ltd); Swedish Match; American Brands, Inc.; and U.S. Smokeless Tobacco Company (a subsidiary of Altria). Notably, Lawrence Wexler, Turning Point’s President and CEO, brings over 20 years of experience from Altria Group, Inc., where he held various leadership positions within the finance, marketing, planning, manufacturing, and sales departments. Given the professional experience of the senior management team Turning Point is able to analyze risks and opportunities from a variety of perspectives. Turning Point’s senior leadership has embraced a collaborative culture in which the combined experience, analytical rigor, and creativity are leveraged to assess opportunities and deliver products that satisfy consumers’ demands.

Growth Strategies

Turning Point is focused on building sustainable margin streams, expanding the availability of its products, developing new products through innovation, and enhancing overall operating efficiencies with the goal of improving margins and cash flow. Turning Point adopted the following strategies to drive growth in its business and build stockholder value:

Grow Share of Existing Product Lines, Domestically and Internationally

Turning Point intends to remain a consumer centric organization with an innovative view and understanding of the OTP market. Turning Point believes there are meaningful opportunities for growth within the OTP market. Turning Point expects to continue to identify unmet consumer needs and provide quality products that it believes will result in genuine consumer satisfaction and foster the growth of revenue. Turning Point maintains a robust product pipeline and plan to strategically introduce new products in attractive, growing OTP segments, both domestically and internationally. For example, in addition to its successful launch of Stoker’s® smaller 1.2 oz. MST cans, Turning Point believes there are opportunities for new products in the MST pouch, cigar, and MYO cigar wrap markets. Products currently in its pipeline include; Zig-Zag® Natural Leaf Wraps and Zig-Zag® Unbleached/Hemp Paper in the Smoking products segment; and Primal® Hemp Wraps/Cones, Premium e-liquids, and Vape-not-Burn (“VnB”) devices in the NewGen products segment. Turning Point believes it has successfully built strong, powerful brands possessing significant potential.

In 2017, less than 5% of its revenues were generated outside of the U.S. Having established a strong infrastructure and negotiated relationships across multiple segments and products, Turning Point is pursuing an international growth strategy to broaden sales and strengthen margins. Turning Point believes international sales represent a meaningful growth opportunity. Turning Point’s goals include expanding its presence in the worldwide OTP industry on a targeted basis. For example, Turning Point is selling its Stoker’s® MST products in South America, Zig-Zag® cigars in Canada, and Primal® herbal wraps and cones internationally. Turning Point intends to pursue a dual path of introducing its own products and brands as well as partnering with other industry leaders to improve market access and profitability in efforts to support its international expansion.

Expand into Adjacent Categories through Innovation and New Partnerships

Turning Point continually evaluates opportunities to expand into adjacent product categories by leveraging its current portfolio or through new partnerships. In 2009, Turning Point leveraged the Zig-Zag® tobacco brand and introduced Zig-Zag® MYO cigar wraps with favorable results. Turning Point now commands the #1 market share position for that segment. Turning Point is currently expanding its Zig-Zag® MYO cigar wraps through the expansion of the Zig-Zag® ‘Rillo™ size cigar wraps which are similar in size to machine-made cigarillos, the most popular and rapidly growing cigar type. Additionally, in 2015, Turning Point negotiated the worldwide, exclusive distribution rights to an herbal sheet material that does not contain tobacco or nicotine, affording them the opportunity to sell, on a global basis, an assortment of products that meet new and emerging consumer preferences. These products are sold under its Primal® brand name and are a component of its NewGen product segment. Turning Point intends to continue to identify new adjacent categories for which it is able to leverage its existing brands and partnerships.

Continue to Grow a Strong NewGen Platform

The OTP category is continually evolving as consumers actively seek out new products and product forms. Given this market demand, Turning Point has developed a NewGen product platform which it believes will serve new and evolving consumer demands across multiple product categories. Core products within its existing NewGen segment include:

•	Electronic cigarette (“e-cigarette”) and vapor products, including e-liquids,
•	Tobacco vaporizers, which heat rather than combust the smoking material (VnB), and
•	Herbal smoking products, which contain no tobacco or nicotine.

Among these categories, Turning Point believes the emerging liquid vapor segment may present the greatest growth opportunity as it allows each consumer to customize his or her experience by being able to choose both flavor and nicotine level. Although the liquid vapor segment is in its infancy, Turning Point believes that, when properly commercialized, it may be highly disruptive to the combustible cigarette industry and emerge as a more significant segment of the OTP market. Turning Point believes a majority of current liquid vapor revenues are earned outside of the traditional retail environment through online sales or in non-traditional retail outlets. Turning Point’s recent acquisitions of VaporBeast and Vapor Shark accelerate its expansion into the non-traditional retail outlets for liquid vapor products.

Outside of the tobacco space, Turning Point believes there are meaningful opportunities for herbal smoking products like wraps and cones. To capitalize on these opportunities, Turning Point has obtained the exclusive rights to a proprietary and patented herbal sheet process that enables them to meet consumer interest and achieve strong margins. These products are marketed and sold on a worldwide basis under its Primal™ brand as discussed above.

Turning Point believes the categories within its NewGen segment are poised to be the key industry growth drivers in the future, and Turning Point is well-positioned to capitalize on this growth. Turning Point intends to continue to pursue growth of its NewGen product platform by offering unique and innovative products to address evolving consumer demands.

Strategically Pursue Acquisitions

Turning Point believes there are meaningful acquisition opportunities in the fragmented OTP space. Turning Point regularly evaluates acquisition opportunities across the OTP landscape. In evaluating acquisition opportunities, its focus is on identifying acquisitions that strengthen its current distribution platform and product offerings or enable category expansion in areas with high potential growth.

Substantially all of its 2017 U.S. gross margin was derived from sales of products currently regulated by the U.S. Food and Drug Administration (“FDA”) Center for Tobacco Products. Turning Point has significant experience in complying with the FDA regulatory regime with a compliance infrastructure composed of legal and scientific professionals. Turning Point believes many smaller OTP manufacturers currently lack this infrastructure, which it believes is necessary to comply with the broad scope of FDA regulations. Turning Point believes its regulatory compliance infrastructure, combined with its skilled management and strong distribution platform, position them to act as a consolidator within the OTP industry.

Turning Point has a strong track record of enhancing it OTP business with strategic and accretive acquisitions. For example, Turning Point’s acquisition of the North American Zig-Zag® cigarette papers distribution rights in 1997 has made them the #1 premium cigarette paper brand in the U.S. in terms of retail dollar sales, as measured by Nielsen. Perhaps more importantly, Turning Point owns the Zig-Zag® tobacco trademark in the U.S. and has leveraged this asset effectively with approximately 52% of its total 2017 Zig-Zag branded gross sales under its own Zig-Zag® marks rather than those it licenses from Bolloré. In 2003, Turning Point acquired the Stoker’s® brand. Turning Point has since built the brand to a strong #2 position in the chewing tobacco industry while successfully leveraging the brand’s value through its MST expansion where it remains among the fastest growing MST brands in the industry. More recently, Turning Point has completed three acquisitions to acquire the five smokeless tobacco brands from Wind River in addition to VaporBeast and Vapor Shark.

Turning Point will continue to evaluate acquisition opportunities as they may arise while exercising care and diligence to ensure it only pursues opportunities believed to afford operational or distribution synergies and add value.

Maintain Lean, Low-Cost Operating Model

Turning Point has a lean, asset-light manufacturing and sourcing model which requires low capital expenditures and utilizes outsourced supplier relationships. Turning Point believes its asset-light model provides marketplace flexibility and allows them to achieve favorable margins. Turning Point’s market analytics allow them to efficiently and effectively address evolving consumer and market demands. Turning Point’s supplier relationships allow them to increase the breadth of its product offerings and quickly enter new OTP markets as management is able to focus on brand building and innovation. Turning Point intends to continue to optimize its asset-light operating model as it grows in order to maintain a low cost of operations and healthy margins. In 2017, approximately $268 million of its gross sales, or 87%, were from outsourced production operations. Turning Point’s capital expenditures have ranged between $0.7 million and $3.2 million per year over the previous 5 years. Turning Point does not intend to outsource its MST production as a result of its proprietary manufacturing processes which are substantively different than those of its competitors.

Raw Materials, Product Supply, and Inventory Management

Turning Point sources its products through a series of longstanding, highly-valued relationships which allows them to conduct their business on an asset-light, distribution-focused basis.

The components of inventories at December 31, 2017 and 2016, were as follows (in thousands):

	2017	2016
Raw materials and work in process	$2,545	$2,596
Leaf tobacco	30,308	27,391
Finished goods - smokeless products	5,834	4,789
Finished goods - smoking products	14,110	18,384
Finished goods - electronic / vaporizer products	14,532	11,993
Other	1,290	1,232
	68,619	66,385
LIFO reserve	(5,323)	(4,200)
	$63,296	$62,185

Smokeless Products

Turning Point’s loose leaf chewing and moist snuff tobaccos are produced from air-cured and fire-cured leaf tobacco, respectively. Turning Point utilizes recognized suppliers that generally maintain 12- to 24-month supplies of its various types of tobacco at their facilities. Turning Point does not believe it is dependent on any single country or supplier source for tobacco. Turning Point generally maintains up to a two-month supply of finished, loose leaf chewing tobacco and moist snuff. This supply is maintained at their Louisville, Kentucky, facility and in two regional public warehouses to facilitate distribution.

Turning Point also utilizes a variety of suppliers for the sourcing of additives used in its smokeless products and for the supply of its packaging materials. Thus, Turning Point believes it is not dependent on a single supplier for these products. There are no current U.S. federal regulations that restrict tobacco flavor additives in smokeless products. The additives that Turning Point uses are food-grade, generally accepted ingredients.

All of Turning Point’s loose leaf chewing tobacco production is fulfilled through its agreement with Swedish Match. See the “Distribution and Supply Agreements” section for Turning Point’s discussion of the Swedish Match Manufacturing Agreement. All of Turning Point’s moist snuff products are manufactured at its facility in Dresden, Tennessee. Packaging occurs at the Dresden, Tennessee, location in addition to the facility in Louisville, Kentucky.

Smoking Products

Pursuant to its distribution agreements with Bolloré (discussed in more detail, below, under the heading “Distribution and Supply Agreements”), Turning Point is required to purchase from Bolloré all cigarette papers, cigarette tubes, and cigarette injecting machines that it sells, subject to Bolloré fulfilling its obligations under these distribution agreements. If Bolloré is unable or unwilling to perform its obligations or ceases its cigarette paper manufacturing operations, in each case, as set forth in the Distribution Agreements, Turning Point may seek third-party suppliers and continue the use of the Zig-Zag® trademark to market these products. To ensure it has a steady supply of premium cigarette paper products, as well as cigarette tubes and injectors, Bolloré is required to maintain, at its expense, a two-month supply of inventory in a bonded, public warehouse in the U.S.

Turning Point obtains its MYO cigar wraps from the patent holder under its agreement with Durfort in the Dominican Republic. Turning Point obtains its Zig-Zag branded cigar products under its agreement with JJA, which sources the cigars on its behalf from the Dominican Republic. Turning Point obtains its MYO cigar smoking tobaccos and pipe tobaccos from domestic sources. Turning Point generally purchases these tobaccos through multiple sources; thus, it believes it is not dependent on a single supplier. Turning Point packages these products at its Louisville, Kentucky, facility.

NewGen Products

Turning Point has sourcing relationships that are capable of providing liquid vapor products and tobacco vaporizer products for other companies’ brands and for producing its own branded product lines in the category, including its Zig-Zag® brand. Turning Point’s acquisitions of VaporBeast and Vapor Shark have (i) accelerated its entry into the non-traditional retail channel, where it believes the majority of liquid vapor products are sold; (ii) provided enhanced distribution of products; and (iii) established a best-in-class distribution platform combining VaporBeast’s non-traditional selling skills with a national, retail sales force.

Turning Point’s herbal smoking products are obtained from a supplier which owns the patented process for producing the sheet material. Turning Point has worldwide, exclusive rights to the material. The production and packaging of its herbal smoking products is subject to an agreement with Durfort. Durfort manufactures and packages the finished goods in the Dominican Republic, subject to Turning Point’s specifications, and coordinates with JJA delivery of the products to its designated distribution center in the U.S. Turning Point believes its early entry into the herbal smoking products market has provided them with a meaningful opportunity to capture market share and increase this share as the market grows.

Distribution and Supply Agreements

Bolloré Distribution and License Agreements

Turning Point is party to two long-term distribution and license agreements with Bolloré with respect to sales of cigarette papers, cigarette tubes, and cigarette injector machines—one with respect to distribution in the U.S. and one with respect to distribution in Canada (collectively, the “Distribution Agreements”). Under the Distribution Agreements, Bolloré granted Turning Point the exclusive right to purchase products bearing the Zig-Zag® brand name from Bolloré for resale in the U.S. and Canada. Turning Point has the sole right to determine pricing and other terms upon which it may resell any products purchased from Bolloré, including the right to determine the ultimate distributors of such products within these countries. Furthermore, on March 19, 2013, Turning Point entered into an additional License and Distribution Agreement with Bolloré (the “Bolloré License Agreement”), which permits them the exclusive use of the Zig-Zag® brand name in the U.S. for e-cigarettes and any related accessories, including vaporizers and e-liquids. The Bolloré License Agreement terminates upon termination of the Distribution Agreements.

Each of the Distribution Agreements were entered into on November 30, 1992, by a predecessor in interest for an initial twenty-year term. The Distribution Agreements automatically renewed in November 2012 for a second twenty-year term and will automatically renew for successive twenty-year terms unless terminated in accordance with the provisions of such agreement. The Distribution Agreements provide that, in order to assure each of the parties receives commercially reasonable profits in light of inflationary trends and currency fluctuation factors, 120 days prior to December 31, 2004, and each fifth-year anniversary from such date thereafter, the parties are required to enter into good faith negotiations to agree on an index and currency adjustment formula to replace the index and formula currently in effect. If the parties are unable to agree, the dispute is to be submitted to binding arbitration. Pursuant to the Distribution Agreements, if at any time the price received by Bolloré fails to cover its costs, Bolloré may give Turning Point notice of this deficiency, and the parties must promptly negotiate in good faith to adjust prices. If the parties cannot agree on new prices, Turning Point may purchase products from an alternative supplier reasonably acceptable to Bolloré until the next price adjustment period (subject to certain price-matching rights available to Bolloré and other terms and conditions). As of March 1, 2018, Turning Point is operating under a temporary pricing structure and formula. The parties are considering a modified pricing formula and a potential new index and duration; however, there is no guarantee that Turning Point will be able to reach a new pricing agreement with Bolloré at all or on terms satisfactory to Turning Point. Further, Bolloré sources its needs for our orders from an affiliate of one of Turning Point’s competitors. See “Risk Factors—Turning Point depends on a small number of key third-party suppliers and producers for its products” for further details.

Pursuant to the Distribution Agreements, export duties, insurance, and shipping costs are the responsibility of Bolloré. Import duties and taxes in the U.S. and Canada are its responsibility. Under the Distribution Agreements, Turning Point must purchase cigarette papers, cigarette tubes, and cigarette injector machines from Bolloré, subject to Bolloré fulfilling its obligations under these agreements. Bolloré is required to provide them with the quantities of the products that Turning Point orders consistent with specific order-to-delivery timelines detailed in the agreement. The Distribution Agreements provide them with certain safeguards to ensure that it will be able to secure a steady supply of product, including (i) granting Turning Point the right to seek third-party suppliers with continued use of the Zig-Zag® trademark if Bolloré is unable to perform its obligations or ceases its cigarette paper manufacturing operation, in each case as set forth in the Distribution Agreements, and (ii) maintaining a two-month supply of safety stock inventory of the premium papers, tubes, and injector machines in the U.S. at Bolloré’s expense.

Under the Distribution Agreements, Turning Point has agreed that for a period of five years after the termination of the agreements Turning Point will not engage, directly or indirectly, in the manufacturing, selling, distributing, marketing, or otherwise promoting, in the U.S. and Canada, of cigarette paper or cigarette paper booklets of a competitor without Bolloré’s consent, except for certain de minimis acquisitions of debt or equity securities of such a competitor and certain activities with respect to an alternative supplier used by Turning Point as permitted under the Distribution Agreements.

Each of the Distribution Agreements permits Bolloré to terminate such agreement (i) if certain minimum purchases (which, in the case of both Distribution Agreements, have been significantly exceeded in recent years) of cigarette paper booklets have not been made by them for resale in the jurisdiction covered by such agreement within a calendar year, (ii) if Turning Point assigns such agreement without the consent of Bolloré, (iii) upon a change of control without the consent of Bolloré, (iv) upon certain acquisitions of its equity securities by one of its competitors or certain investments by its significant stockholders in one of its competitors, (v) upon certain material breaches, including its agreement not to promote, directly or indirectly, cigarette paper or cigarette paper booklets of a competitor, or (vi) upon its bankruptcy, insolvency, liquidation, or other similar event. Additionally, the Canada Distribution Agreement is terminable by either Turning Point or Bolloré upon the termination of the U.S. Distribution Agreement.

Swedish Match Manufacturing Agreement

On September 4, 2008, Turning Point entered into a manufacturing and distribution agreement with Swedish Match whereby Swedish Match became the exclusive manufacturer of its loose leaf chewing tobacco. Under the agreement, production of Turning Point’s loose leaf chewing tobacco products was completely transitioned to Swedish Match’s plant located in Owensboro, Kentucky, on September 18, 2009. Turning Point sources all of the tobacco Swedish Match uses to manufacture its products along with certain proprietary flavorings and retain all marketing, design, formula, and trademark rights over its loose leaf products. Turning Point also has the right to approve all product modifications and is solely responsible for decisions related to package design and branding of the loose leaf tobacco produced for Turning Point. Responsibilities related to process control, manufacturing activities, and inventory management with respect to its loose leaf products are allocated between Turning Point and Swedish Match as specified in the agreement. Turning Point also has rights to monitor production and quality control processes on an ongoing basis.

The agreement had an initial ten-year term and will automatically be renewed for five successive ten-year terms unless either party provides at least 180 days’ notice prior to a renewal term of its intent to terminate the agreement, or unless otherwise terminated by mutual agreement of the parties in accordance with the provisions of the agreement. If a notice of non-renewal is delivered, the contract will expire two years after the date on which the agreement would have otherwise been renewed. The terms allow the agreement to be assumed by a buyer, terminated for uncured material breach, or terminated by Turning Point subject to a buyout. Turning Point also holds a right of first refusal to acquire the manufacturing plant as well as Swedish Match’s chewing tobacco unit.

JJA Distributors Service Agreement

On April 1, 2013 Turning Point entered into an agreement with JJA to source Turning Point’s Zig-Zag branded cigars and cigarillos and other products from the Dominican Republic. Under the agreement, JJA and its Dominican Republic partner purchase and inventory all of the necessary raw materials, including packaging bearing Turning Point’s intellectual property, manufacture to its specifications, and deliver to its designated U.S. distribution center. Turning Point retains all marketing, design, and trademark rights over its cigar products.

Production and Quality Control

Turning Point primarily outsources its manufacturing and production processes and focus on packaging, marketing, and distribution. Turning Point currently manufactures approximately 13% of its products as measured by gross sales. Turning Point’s in-house manufacturing operations are limited to (i) the processing and packaging of its pipe tobacco products, which is completed at its manufacturing facility in Louisville, Kentucky, (ii) the manufacturing of its moist snuff products, which occurs at its facility in Dresden, Tennessee, (iii) the packaging of its moist snuff products at Turning Point’s facilities in Dresden, Tennessee, and Louisville, Kentucky, and, with the acquisition of Vapor Shark, (iv) the manufacturing of e-liquids at our Miami, Florida, facility. Turning Point’s MST products are processed in-house, rather than outsourced, as a result of Turning Point’s proprietary manufacturing processes which are substantively different than those of its competitors.

Turning Point uses proprietary production processes and techniques, including strict quality controls. Turning Point’s quality control group routinely tests the quality of the tobacco, flavorings, application of flavorings, premium cigarette papers, tubes and injectors, cigars, MYO cigar wraps, liquid vapor products, tobacco vaporizer products, and packaging materials. Turning Point utilizes sophisticated quality controls to test and closely monitor the quality of its products. The high quality of its tobacco products is largely the result of using high-grade tobacco leaf and food-grade flavorings and, on an ongoing basis, analyzing the tobacco cut, flavorings, and moisture content together with strict specifications for sourced products.

Given the importance of contract manufacturing to Turning Point’s business, its quality control group ensures that established, written procedures and standards are adhered to by each of its contract manufacturers. Responsibilities related to process control, manufacturing activities, quality control, and inventory management with respect to its loose leaf are allocated between Turning Point and Swedish Match under the manufacturing agreement.

Sales and Marketing

Turning Point has grown the size and capacity of its sales force and intends to continue strengthening the organization to advance its ability to deepen and broaden the retail availability of its products and brands.

As of December 31, 2017, Turning Point had a nationwide sales and marketing organization of approximately 145 professionals.  Turning Point’s sales and marketing group focuses on priority markets and sales channels and seeks to operate with a high level of efficiency. In 2017, Turning Point’s sales and marketing efforts enabled its products to reach an estimated 200,000 retail doors in North America and over 800 direct wholesale customers with an additional 100 secondary, indirect wholesalers in the U.S.

Turning Point’s sales efforts are focused on wholesale distributors and retail merchants in the independent and chain convenience store, tobacco outlet, food store, mass merchandising, drug store, and non-traditional retail channels. Turning Point has expanded, and intend to continue to expand, the sales of its products into previously underdeveloped geographic markets and retail channels. In 2017, Turning Point derived more than 95% of its net sales from sales in the U.S., with the remainder primarily from sales in Canada.

Turning Point subscribes to a sales tracking system from MSAi that records all traditional OTP product shipments (Turning Point as well as those of its competitors) from approximately 900 wholesalers to over 250,000 retail stores in the U.S. This system enables them to understand individual product share and volume trends across multiple categories down to the individual retail store level, allowing them to allocate field sales force coverage to the highest opportunity stores. Additionally, the ability to select from a range of parameters and to achieve this level of granularity means Turning Point can analyze marketplace trends in a timely manner and swiftly evolve its business planning to meet market opportunities.

Turning Point employs marketing activities to grow awareness, trial, and sales including selective trade advertising to expand wholesale availability, point-of-sale advertising and merchandising and permanent and temporary displays to improve consumer visibility, and social media. Turning Point complies with all regulations relating to the marketing of tobacco products, such as directing marketing efforts to adult consumers, and are committed to full legal compliance in the sales and marketing of its products. To date, Turning Point has neither relied upon, nor conducted, any substantial advertising in the consumer media for its products.

In the years ended December 31, 2017 and 2016, Turning Point did not have any customer that accounted for 10% or more of its gross sales. Turning Point’s customers use an open purchase order system to buy its products and are not obligated to do so pursuant to ongoing contractual obligations. Turning Point performs periodic credit evaluations of its customers and generally does not require collateral on trade receivables. Historically, Turning Point has not experienced material credit losses. Sales to customers within its NewGen segment are generally prepaid.

Competition

Many of Turning Point’s competitors are better capitalized than they are and have greater resources, financial and otherwise. Turning Point believes its ability to effectively compete and strong market positions in its principal product lines are due to the high recognition of its brand names, the perceived quality of each of its products, and the efforts of its sales, marketing, and distribution teams. Turning Point competes against “big tobacco,” including Altria Group, Inc. (formerly Philip Morris); British American Tobacco p.l.c. (formerly Reynolds); Swedish Match; Swisher International; and manufacturers including U.K. based Imperial Brands, PLC, across its segments. “Big tobacco” has substantial resources and a customer base that has historically demonstrated loyalty to their brands.

Competition in the OTP market is based upon not only brand quality and positioning but also on price, packaging, promotion, and retail availability and visibility. Given the decreasing prevalence of cigarette consumption, the “big tobacco” companies continue to demonstrate an increased interest and participation in a number of OTP markets.

Smokeless Products

Turning Point’s three principal competitors in the loose leaf chewing tobacco market are Swedish Match, the American Snuff Company, LLC (a unit of British American Tobacco p.l.c.), and Swisher International Group, Inc. Turning Point believes moist snuff products are used interchangeably with loose leaf products by many consumers. In the moist snuff category, Turning Point faces the same competitors with the addition of U.S. Smokeless Tobacco Company (a division of Altria Group, Inc.).

Smoking Products

Turning Point’s two major competitors for premium cigarette paper sales are Republic Tobacco, L.P., and Commonwealth Brands, Inc., a wholly-owned subsidiary of Imperial Brands, PLC. Turning Point’s two major competitors for MYO cigar wraps are New Image Global, Inc., and Blunt Wrap USA. In cigars, it competes in the non-tipped cigarillo market with Swisher International, Inc., Swedish Match, and Good Times USA.

NewGen Products

In the NewGen products segment, its competitors are varied as the market is relatively new and highly fragmented. Turning Point’s direct competitors sell products that are substantially similar to its products through the same channels in which Turning Point sells its liquid vapor products and tobacco vaporizer products. Turning Point competes with these direct competitors for sales through wholesalers and retailers including, but not limited to, vapor stores, national chain stores, tobacco shops, and convenience stores. Through its acquisitions of VaporBeast and Vapor Shark, Turning Point now also competes directly with other non-traditional distributors and retailers.

Patents, Trademarks, and Trade Secrets

Turning Point has numerous registered trademarks relating to its products, including: Beech-Nut®, Trophy®, Havana Blossom®, Durango®, Stoker’s®, Tequila Sunrise®, Fred’s Choice®, Old Hillside®, Our Pride®, Red Cap®, Tennessee Chew®, Big Mountain®, Springfield Standard®, Snake River®, VaporBeast®, and Vapor Shark®. The registered trademarks, which are significant to its business, expire periodically and are renewable for additional 10-year terms upon expiration. Flavor and blend formula trade secrets relating to its tobacco products, which are key assets of its businesses, are maintained under strict secrecy. The Zig-Zag® trade name and trademark for premium cigarette papers and related products are owned by Bolloré and have been exclusively licensed to Turning Point in the U.S. and Canada. The Zig-Zag® trade name and trademark for e-cigarette and vaporizers are also owned by Bolloré and have been exclusively licensed to Turning Point in the U.S. Turning Point own the Zig-Zag® trademark with respect to its use in connection with products made with tobacco including, without limitation, cigarettes, cigars, and MYO cigar wraps in the U.S.

Research and Development and Quality Assurance

Turning Point has a research and development and quality assurance function that tests raw materials and finished products in order to maintain a high level of product quality and consistency. Research and development largely bases its new product development efforts on its high-tech data systems. Turning Point spent approximately $1.9 million, $1.8 million, and $1.4 million dollars on research and development and quality control efforts for the years ended December 31, 2017, 2016, and 2015, respectively.

Standard Outdoor

Business Strategy

As of March 1, 2018, following the 2018 acquisitions described above under Recent Developments, Standard Outdoor owns and operates a total of 174 billboard structures in Georgia and Florida (86 billboard structures), Alabama (83 billboard structures) and Texas (5 billboard structures).  All of Standard Outdoor’s billboard structures are on properties that it leases under leases with terms ranging from 10 to 99 years, often with renewal or extension options. Standard Outdoor’s lease obligations vary under these arrangements. Under some leases, Standard Outdoor has no obligations other than to maintain the billboard structures and, in other instances, Standard Outdoor has certain obligations to maintain the real estate on which the billboard structures are located.

Standard Outdoor owns and operates traditional billboard structures, where the customer’s advertising copy is printed with computer-generated graphics on a single sheet of vinyl and wrapped around the billboard structure, as well as digital displays.  Many of Standard Outdoor’s billboard structures are located on major highways and target vehicular traffic. Standard Outdoor’s contracts with advertisers are typically short-term (e.g., one month to one year).

Standard Outdoor’s billboard structures may have multiple faces. Standard Outdoor believes the out-of-home advertising business offers attractive industry fundamentals and growth opportunities on which Standard Outdoor hopes to capitalize as it increases is presence in various regions in the United States.

Standard Outdoor typically owns the physical structures on which its clients’ advertising copy is displayed. Standard Outdoor acquires new structures from third parties and erect them on sites that it leases or for which it has acquired permanent easements.  In addition to the site leases described above, Standard Outdoor generally must obtain from state or local government a permit to build and operate each billboard structure.

Competition

The outdoor billboard industry is highly competitive. There is a concentration in the ownership of billboards in the geographic markets in which Standard Outdoor competes and significantly larger companies such as Clear Channel Outdoor Communications, OUTFRONT Media Inc. and Lamar Advertising Company, dominate the out-of-home advertising business.  In addition, Standard Outdoor competes with other outdoor advertising solutions, including street furniture (for example, bus shelters and benches), transit and other alternative advertising signs.

Pillar General

Business Strategy

As of January 2, 2018, following the acquisition of Interboro as described above under Recent Developments, Pillar General has entered the insurance business.  Maidstone, a wholly owned subsidiary of Interboro, offers personal automobile insurance, primarily in the State of New York, with approximately 11,500 policies in-force. In addition, Maidstone is entertaining the possibility of beginning to write homeowner’s insurance coverage in New York.

Maidstone sources, writes and services automobile insurance policies using a network of independently licensed and appointed agents and brokers, and currently does not market its products directly to consumers. Maidstone’s broker network currently consists of approximately 750-plus brokers in New York with demonstrated competency in writing automobile insurance in locations that are consistent with Maidstone’s risk appetite and underwriting capabilities, and Maidstone will continue to assess appointing additional agents and brokers in territories where Maidstone does not have a strong presence, enabling Maidstone to further grow and diversify its policyholder base.

Maidstone has an in-house claims department of seasoned claims professionals that works with outside attorneys. Maidstone’s management handles decisions on claim settlements and payment. Should Maidstone enter the homeowner’s sector, it expects to use outside adjusters with expertise in adjusting larger property claims to adjust homeowner’s claims, and to engage a nationally recognized adjusting firm to assist with potential catastrophic events.

Maidstone runs a balanced investment strategy, the main tenets of which are, in order of priority, capital conservation, current income and long-term growth of capital and income.

Competition

Our insurance business operates in an environment that is highly competitive and very fragmented. We compete with other insurance providers, including but not limited to substantially larger competitors such as GEICO, State Farm, Progressive, Liberty Mutual and Travelers, as well as numerous specialist, regional and local firms in almost every area of our business. Further, new competitors may regularly enter the market. Any additional industries or markets that we may enter through future acquisitions will also likely be occupied by established competitors.

Employees

Including our operating subsidiaries as described below, we employed approximately 356 persons at March 1, 2018. Turning Point employed 289 persons. Maidstone Insurance Company employed 58 persons.  Standard Outdoor employed 6 persons. None of our employees are represented by unions. We believe we have a positive relationship with our employees.

Corporate Information

We (f/k/a Special Diversified Opportunities Inc. and Strategic Diagnostics Inc.) were incorporated in the State of Delaware in 1990. Our principal executive offices are located at 155 Mineola Boulevard, Mineola, NY 11501, and our telephone number is (516) 248-1100. Our website address is www.standarddiversified.com.

Available Information

Our website address is www.standarddiversified.com. We make available, free of charge, through the website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after these reports are electronically filed with or furnished to the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information posted on or accessible through these websites is not incorporated into this filing.

Item 1A.	Risk Factors

Set forth below are risks and uncertainties relating to our business and the ownership of our securities. These risks and uncertainties may lead to outcomes that could adversely affect our results of operations and financial condition. You should carefully consider each of these risks and uncertainties and all of the information in this Annual Report on Form 10-K and its exhibits, including our consolidated financial statements and notes thereto for the year ended December 31, 2017, which are included in a separate section at the end of this report beginning on page 62.

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

The Sixth Amended and Restated Certificate of Incorporation of SDOI authorizes the issuance of up to 330,000,000 shares of Common Stock, 300,000,000 of which are designated as Class A Common Stock and 30,000,000 of which are designated as Class B Common Stock, and 500,000,000 shares of blank check preferred stock. We currently have more than 310,000,000 authorized but unissued shares of our Common Stock available for issuance. We may issue a substantial number of additional shares of common or preferred stock to complete a business combination or acquisition or under an employee incentive plan after consummation of a business combination or acquisition. The issuance of additional shares of common or preferred stock:

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

When we acquire less than 100% of the equity interests of a company, our investment may be illiquid and we may be subject to restrictive terms of agreements with other equity holders. Our holdings of shares may not be registered under the Securities Act and may be restricted securities under the Securities Act, and our ability to sell such securities could be limited to sales pursuant to: (i) an effective registration statement under the Securities Act covering the resale of those securities, (ii) Rule 144 under the Securities Act, which, among other things, requires a specified holding period and limits the manner and volume of sales, or (iii) another applicable exemption under the Securities Act. The inability to efficiently sell restricted securities when desired or necessary may have a material adverse effect on our financial condition and liquidity, which could adversely affect our ability to service our debt.

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

Standard General L.P. and its affiliates hold a majority of our outstanding Class A Common Stock and Class B Common Stock and have interests which may conflict with interests of our other stockholders.

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

Any future acquisitions could be material in size and scope, and our stockholders and potential investors may have virtually no substantive information about any new business upon which to base a decision whether to invest in our Class A Common Stock. In any event, depending upon the size and structure of any acquisitions, stockholders may not have the opportunity to vote on the transaction, and may not have access to any information about any new business until the transaction is completed and we file a report with the Securities and Exchange Commission, or the SEC, disclosing the nature of such transaction and/or business. As a result, our stockholders may be dependent on the broad discretion and judgment of our board of directors in connection with the application of our capital and the selection of acquisition or investment targets.  Even if a stockholder vote is required for any of our future acquisitions, under our Sixth Amended and Restated Certificate of Incorporation and our amended and restated bylaws, the SG Parties, as long as they continue to own a majority of our outstanding Class A Common Stock, may approve such transaction by written consent without our other stockholders having an opportunity to vote on such transaction.

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

Our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Due to our officers’ and directors’ existing affiliations with other entities, they may have fiduciary obligations to present potential business opportunities to those entities in addition to presenting them to us which could cause additional conflicts of interest. To the extent that our officers and directors identify business combination opportunities that may be suitable for entities to which they have pre-existing fiduciary obligations, or are presented with such opportunities in their capacities as fiduciaries to such entities, they may be required to honor their pre-existing fiduciary obligations to such entities. Accordingly, they may not present business combination opportunities to us that otherwise may be attractive to such entities unless the other entities have declined to accept such opportunities. As noted above, Section 122(17) of the DGCL provides that a corporation may renounce, in its certificate of incorporation or by action of its board of directors, any interest or expectancy of the corporation in, or in being offered an opportunity to participate in, specified business opportunities or specified classes or categories of business opportunities that are being presented to the corporation or one or more of its officers, directors, or stockholders. In accordance with and to the fullest extent permitted by Section 122(17) of the DGCL, pursuant to a resolution adopted by our board of directors, the Company has (i) renounced any interest or expectancy in, or in being offered the opportunity to participate in, any potential transaction or matter which may be a corporate opportunity, including any right, interest, or expectancy regarding any such particular investments or activities which may be a corporate opportunity undertaken by the SG Parties, as the controlling stockholders of the Company, each of their affiliates and each of the respective officers, directors, agents, members, partners and employees of the foregoing; any person or entity (other than the Company and any person or entity that is controlled by the Company) for which any of the foregoing serves as a director, officer, partner, member, manager, representative, agent, adviser, fiduciary or employee and members of the board of directors of the Company who are designated by or affiliated with any of the foregoing (each of the foregoing an Identified Person), (ii) determined that no Identified Person shall be obligated to communicate, offer, or present any potential transaction, matter, or opportunity to the Company even if such potential transaction, matter, or opportunity is of a character that, if presented to the Company, could be taken by the Company and (iii) waived any claim that an Identified Person is liable to the Company or its stockholders for any breach of fiduciary duty by solely by reason of the fact that such Identified Person pursues or acquires any such corporate opportunity for itself, directs such corporate opportunity to another person, or does not communicate information regarding such corporate opportunity to the Company.

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

If we discover material weaknesses or significant deficiencies in our internal controls over financial reporting, or those of any entity that we acquire, it may adversely affect our ability to provide timely and reliable financial information and satisfy our reporting obligations under federal securities laws, which also could affect the trading price of our Class A Common Stock.

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

We are required to include in our periodic reports filed with the SEC, or to incorporate by reference therein, the financial statements of entities that we acquire. If any such entity does not timely provide such financial statements, it may adversely affect our ability to provide timely and reliable financial information and satisfy our reporting obligations under federal securities laws, which also could affect the trading price of our Class A Common Stock.

We are required to file periodic reports with the SEC that contain our financial information and financial information of entities that we acquire or in which we hold a substantial interest. Should any such entity fail to provide us with such financial information in a timely manner, or at all, it could cause us to be delinquent in meeting our own filing requirements, and cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Class A Common Stock.

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

Our Sixth Amended and Restated Certificate of Incorporation contains provisions which may discourage the takeover of SDOI, may make removal of our management more difficult and may depress our stock price.

Our Sixth Amended and Restated Certificate of Incorporation contains provisions that may have an anti-takeover effect and inhibit a change in our management. Such provisions could also have the effect of discouraging others from making tender offers for our Class A Common Stock. As a result, these provisions could prevent our stockholders from receiving a premium for their shares of Class A Common Stock above the prevailing market prices. These provisions include:

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

•	advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings; and
•	the absence of cumulative voting rights.

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

Limitations on liability and Indemnification.

As permitted by the DGCL, we have included in our Sixth Amended and Restated Certificate of Incorporation a provision to eliminate the personal liability of our directors for monetary damages for breach or alleged breach of their fiduciary duties as directors, subject to certain exceptions. Our bylaws also provide that we are required to indemnify our directors under certain circumstances, including those circumstances in which indemnification would otherwise be discretionary, and we will be required to advance expenses to our directors as incurred in connection with proceedings against them for which they may be indemnified. In addition, we, by action of our board of directors, may provide indemnification and advance expenses to our officers, employees and agents (other than directors), to directors, officers, employees or agents of a subsidiary of SDOI, and to each person serving as a director, officer, partner, member, employee or agent of another corporation, partnership, limited liability company, joint venture, trust or other enterprise, at our request, with the same scope and effect as the indemnification of our directors provided in our bylaws.

As a former shell company, there are limitations on the ability of our shareholders to resell our restricted securities.

Rule 144 under the Securities Act provides a safe harbor under which holders of restricted securities and affiliates of an issuer may resell their securities into the public market. However, Rule 144 is unavailable for securities of a shell company and former shell companies until, among other things, twelve months have elapsed since the former “shell company” has filed certain information with the SEC.  We ceased being a “shell company” in June 2017 and to file the requisite information with the Commission on June 8, 2017. However, no assurance can be provided as to the date, if any, that our securities will again become eligible for resale under Rule 144. The unavailability of the Rule 144 resale exemption for our securities may adversely affect our ability to raise additional financing on a private placement basis, and may adversely affect the ability of parties purchasing in our private placements and our affiliates to resell their securities into the public market, all of which could have a material adverse effect on us and our shareholders.

We will have to satisfy certain requirements before our Class A Common Stock can be listed on a national securities exchange such as NASDAQ or the NYSE.

Trading of our Class A Common Stock is currently conducted in the over-the-counter market on the OTCQB. Subject to certain exceptions, national securities exchanges, including NASDAQ and the NYSE (including the NYSE American), prohibit a company that has completed a reverse merger with a public shell from applying to list on such an exchange (often referred to as “uplisting”) until the combined entity had traded in the U.S. over-the-counter market, on another national securities exchange, or on a regulated foreign exchange, for at least one year following the filing of all required information about the reverse merger transaction, including audited financial statements. In addition, the rules require that the former shell company has filed all of its required reports for the one-year period, including at least one annual report. Furthermore, in order to uplist, the former shell company must maintain a threshold closing stock price for a substantial period of time. The exchanges may also impose more stringent requirements upon a former shell company seeking to uplist if they so choose. As such, we cannot guarantee that we will in the future be able to cause the listing of our securities on any national securities exchange.

Our stock has generally had a low trading volume and price fluctuations in our Class A Common Stock could result from general market and economic conditions and a variety of other factors, including factors that affect the volatility of the Class A Common Stock of any of our publicly held subsidiaries.

During the period from June 1, 2017 through March 1, 2018, the price of our Class A Common Stock fluctuated between $9.50 and $18.00 per share, with an average daily trading volume for the period of approximately 1,527 shares. The trading price of our Class A Common Stock may be highly volatile and could be subject to fluctuations in response to a number of factors beyond our control, including:

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

Shares of our Class A Common Stock held by the SG Parties are “restricted securities” under the Securities Act, as that term is defined in the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available. However, the SG Parties have registration rights under a registration rights agreement to facilitate the resale of their shares of our Class A Common Stock. Under this registration rights agreement, the SG Parties will have the right, subject to certain conditions, to require us to register the sale of these shares under the federal securities laws. By exercising their registration rights, and selling all or a large number of their shares, the SG Parties could cause the prevailing market price of our Class A Common Stock to decline. In addition, the shares of our Class A Common Stock owned by the ST Parties, may in the future be saleable in the public market under Rule 144 of the Securities Act after the applicable holding period and manner and volume of sales requirements have been met, subject to the restrictions and limitations of that Rule.

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

As a public company in the United States, we have incurred and will continue to incur significant legal, accounting, insurance and other expenses, including costs associated with U.S. public company reporting requirements. We will also incur costs associated with listing requirements, the Sarbanes-Oxley Act and related rules implemented by the SEC. The expenses incurred by U.S. public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations would increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. In estimating these costs, we took into account expenses related to insurance, legal, accounting, and compliance activities, as well as other expenses not currently incurred. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A Common Stock (should it be listed in the future), fines, sanctions and other regulatory action and potentially civil litigation.

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

Failures or interruptions in or breaches to our or our subsidiaries’ computer systems could materially and adversely affect our or our subsidiaries’ operations.

We and our subsidiaries are dependent upon information technologies, computer systems and networks, including those maintained by us and our subsidiaries and those maintained and provided to us and our subsidiaries by third parties (for example, “software-as-a-service” and cloud solutions), to conduct operations and are reliant on technology to help increase efficiency in our and their businesses. We and our subsidiaries are dependent upon operational and financial computer systems to process the data necessary to conduct almost all aspects of our and their businesses. Any failure of our or our subsidiaries’ computer systems, or those of our or their customers, vendors or others with whom we and they do business, could materially disrupt business operations. Computer, telecommunications and other business facilities and systems could become unavailable or impaired from a variety of causes, including storms and other natural disasters, terrorist attacks, fires, utility outages, theft, design defects, human error or complications encountered as existing systems are replaced or upgraded. In addition, it has been reported that unknown entities or groups have mounted so-called “cyber attacks” on businesses and other organizations solely to disable or disrupt computer systems, disrupt operations and, in some cases, steal data. Breaches of our and our subsidiaries’ computer security infrastructure can result from actions by our employees, vendors, third party administrators or by unknown third parties, and may disrupt our or their operations, cause damage to our or their assets and surrounding areas and impact our or their data framework or cause a failure to protect personal information of customers or employees.

The foregoing risks relating to disruption of service, interruption of operations and data loss could impact our and our subsidiaries’ ability to timely perform critical business functions, resulting in disruption or deterioration in our and our subsidiaries’ operations and business and expose us and our subsidiaries to monetary and reputational damages. In addition, potential exposures include substantially increased compliance costs and required computer system upgrades and security related investments. The breach of confidential information also could give rise to legal liability and regulatory action under data protection and privacy laws and regulations.

Risks Relating to Standard Outdoor’s Business

The following section relates to the business of Standard Outdoor LLC and its subsidiaries, the Company’s wholly-owned direct and indirect subsidiaries operating in the outdoor billboard industry.

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

Risks Relating to Interboro’s Line of Business

For purposes of this section, the insurance business relates to the business of Maidstone Insurance Company, the trade name of Interboro Holdings, Inc., an indirect wholly-owned subsidiary of the Company.

The insurance industry is highly competitive and very fragmented.

Our insurance business operates in an environment that is highly competitive and very fragmented. We compete with other insurance providers, including but not limited to GEICO, State Farm, Progressive, Liberty Mutual and Travelers, as well as numerous specialist, regional and local firms in almost every area of our business. Further, new competitors may regularly enter the market. Any additional industries or markets that we may enter through future acquisitions will also likely be occupied by established competitors. Many of our competitors have substantially greater financial, marketing, product development and human resources than we. Accordingly, even if there is a large market for our products and services in the industries in which we compete, there can be no assurance that our products and services will be purchased by consumers at a rate sufficient for us to achieve our growth objectives.

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

Risks Relating to Turning Point’s Line of Business

Sales of tobacco products are generally expected to continue to decline.

As a result of restrictions on advertising and promotions, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of tobacco and tobacco-related products, increased pressure from anti-tobacco groups, and other factors, the overall U.S. market for tobacco products has generally been declining in terms of volume of sales and is expected to continue to decline. The general climate of declining sales of tobacco products is principally driven by the long-standing declines in cigarettes. OTP, on the other hand, as measured by MSAi, have been generating modest volume gains. For instance, while loose leaf chewing tobacco products have declined for over a decade, MST, a much larger Smokeless segment, has been growing in the low single digits over the same period. Additionally, cigarillo cigars and MYO cigar wraps have each demonstrated MSAi volume gains in recent years. Turning Point’s tobacco products comprised approximately 68% of its total 2017 net sales and, while some of Turning Point’s sales volume declines have been offset by higher prices or by increased sales in other product categories, there can be no assurance that these price increases or increased sales can be sustained, especially in an environment of increased regulation and taxation and changes in consumer spending habits.

Turning Point depends on a small number of key third-party suppliers and producers for its products.

Turning Point’s operations are largely dependent on a small number of key suppliers and producers to supply or manufacture Turning Point’s products pursuant to long-term contracts. In 2017, Turning Point’s four most important suppliers and producers were: (i) Swedish Match, which produces all of its loose leaf chewing tobacco in the U.S., (ii) Bolloré, which provides Turning Point with exclusive access to the Zig-Zag® cigarette paper and related accessories in the U.S. and Canada, (iii) Durfort, from which Turning Point sources its MYO cigar wraps, and (iv) JJA, from which Turning Point sources its Zig-Zag branded cigars and cigarillos.

All of Turning Point’s loose leaf tobacco products are manufactured for Turning Point by Swedish Match pursuant to a ten-year renewable agreement, which Turning Point entered into in 2008. The agreement will automatically be renewed for five successive ten-year terms unless either party provides at least 180 days’ notice prior to a renewal term of its intent to terminate the agreement or unless otherwise terminated in accordance with the provisions of the agreement. If a notice of non-renewal is delivered, the contract will expire two years after the date on which the agreement would have otherwise been renewed. Under this agreement, Turning Point retains the rights to all marketing, distribution and trademarks over the loose leaf brands that Turning Point owns or licenses. Turning Point shares responsibilities with Swedish Match related to process control, manufacturing activities, quality control, and inventory management with respect to its loose leaf products. Turning Point relies on the performance by Swedish Match of its obligations under the agreement for the production of its loose leaf tobacco products. Any significant disruption in Swedish Match’s manufacturing capabilities or Turning Point’s relationship with Swedish Match, a deterioration in Swedish Match’s financial condition, or an industry-wide change in business practices with respect to loose leaf tobacco products could have a material adverse effect on Turning Point’s business, results of operations, and financial condition.

All of Turning Point’s Zig-Zag® premium cigarette papers, cigarette tubes, and injectors are sourced from Bolloré, pursuant to a renewable 20-year exclusive agreement. This agreement was most recently renewed in 2012. In addition, under the terms of the agreement with Bolloré, Turning Point renegotiates pricing terms every five years. As of March 1, 2018, Turning Point is operating under a temporary price structure and formula. The parties are considering a modified pricing formula and a potential new index and duration. There is no guarantee that Turning Point will be able to reach a new pricing agreement with Bolloré at all or on terms satisfactory to Turning Point. Further, Bolloré sources its needs for Turning Point’s orders from an affiliate of one of its competitors.

Turning Point sources its MYO cigar wraps through, the patent holder, Durfort pursuant to an agreement entered into in October 2008. The agreement extends until expiration of the patents or cancellation of the agreement by either party.  Turning Point relies on Durfort to produce and package its MYO cigar wraps to Turning Point’s specifications. Any significant disruption in Turning Point’s relationship with Durfort, a deterioration in Durfort’s financial condition, an industry-wide change in business practices relating to MYO cigar wraps, or its ability to source the MYO cigar wraps from them could have a material adverse effect on Turning Point’s business, results of operations, and financial condition.

Turning Point sources its Zig-Zag branded cigars and cigarillos through JJA and its Dominican Republic partner pursuant to an agreement Turning Point entered into in April 2013. Turning Point relies on JJA to purchase and maintain an inventory of all the necessary raw materials, including packaging bearing its intellectual property, manufacture to Turning Point’s specifications, and deliver the products to Turning Point’s designated U.S. distribution center. Turning Point cannot guarantee that JJA will continue to source sufficient quantities of Turning Point’s Zig-Zag branded cigars or cigarillos in order for Turning Point to meet its customer demands. Any significant disruption in Turning Point’s relationship with JJA, a failure to supply Turning Point with inventory in sufficient amounts, a deterioration in JJA’s financial condition, or an industry-wide change in business practices with respect to Zig-Zag branded cigars could have a material adverse effect on Turning Point’s business, results of operations, and financial condition.

Pursuant to agreements with certain suppliers, Turning Point has agreed to store tobacco inventory purchased on Turning Point’s behalf and generally maintain a 12- to 24-month supply of its various tobacco products at their facilities. Turning Point cannot guarantee its supply of these products will be adequate to meet the demands of Turning Point’s customers. Further, a major fire, violent weather conditions, or other disasters that affect Turning Point or any of Turning Point’s key suppliers or producers, including Bolloré, Swedish Match, Durfort, or JJA, as well as those of its other suppliers and vendors, could have a material adverse effect on its operations. Although Turning Point has insurance coverage for some of these events, a prolonged interruption in its operations, as well as those of Turning Point’s producers, suppliers, or vendors, could have a material adverse effect on Turning Point’s business, results of operations, and financial condition. In addition, Turning Point does not know whether it will be able to renew any or all of its agreements on a timely basis, on terms satisfactory to Turning Point, or at all.

Any disruptions in Turning Point’s relationships with Bolloré, Swedish Match, Durfort, or JJA, a failure to renew any of its agreements, an inability or unwillingness by any supplier to produce sufficient quantities of Turning Point’s products in a timely manner or finding a new supplier would have a significant impact on Turning Point’s ability to continue distributing the same volume and quality of products and maintain its market share, even during a temporary disruption, which could have a material adverse effect on Turning Point’s business, results of operations and financial condition.

Turning Point may be unable to identify or contract with new suppliers or producers in the event of a disruption to its supply.

In order to continue selling Turning Point’s products in the event of a disruption to its supply, Turning Point would have to identify new suppliers or producers that would be required to satisfy significant regulatory requirements. Only a limited number of suppliers or producers may have the ability to produce its products at the volumes Turning Point needs, and it could be costly or time-consuming to locate and approve such alternative sources. Moreover, it may be difficult or costly to find suppliers to produce small volumes of its new products in the event Turning Point is looking only to supplement current supply as suppliers may impose minimum order requirements. In addition, Turning Point may be unable to negotiate pricing or other terms with its existing or new suppliers as favorable as those Turning Point currently enjoys. Even if Turning Point was able to successfully identify new suppliers and contract with them on favorable terms, these new suppliers would also be subject to stringent regulatory approval procedures that could result in prolonged disruptions to Turning Point’s sourcing and distribution processes.

Furthermore, there is no guarantee that a new third-party supplier could accurately replicate the production process and taste profile of its existing products. Turning Point cannot guarantee that a failure to adequately replace its existing suppliers would not have a material adverse effect on Turning Point’s business, results of operations, and financial condition.

Turning Point licenses to use certain brands and trademarks may be terminated or not renewed.

Turning Point is reliant upon brand recognition in the OTP markets in which Turning Point competes as the OTP industry is characterized by a high degree of brand loyalty and a reluctance to switch to new or unrecognizable brands on the part of consumers. Some of the brands and trademarks under which Turning Point’s products are sold are licensed to Turning Point for a fixed period of time in respect of specified markets, such as its distribution and license agreement with Bolloré for use of the Zig-Zag® name and associated trademarks in connection with certain of Turning Point’s cigarette papers and related products.

Turning Point has two licensing agreements with Bolloré, the first of which governs licensing and the use of the Zig-Zag® name with respect to cigarette papers, cigarette tubes, and cigarette injector machines, and the second of which governs licensing and the use of the Zig-Zag® name with respect to e-cigarettes, vaporizers, and e-liquids. In 2017, Turning Point generated $122.7 million in gross sales of Zig-Zag® products, of which $58.4 million was generated from products sold through Turning Point’s license agreement with Bolloré. In the event the licensing agreements with Bolloré are not renewed, the terms of the agreements bind Turning Point under a five-year non-compete clause, under which Turning Point cannot engage in direct or indirect manufacturing, selling, distributing, marketing, or otherwise promoting of cigarette papers of a competitor without Bolloré’s consent, except in limited instances. Turning Point does not know whether it will renew these agreements on a timely basis, on terms satisfactory to Turning Point, or at all. As a result of these restrictions, if Turning Point’s agreements with Bolloré are terminated, Turning Point may not be able to access the markets with recognizable brands that would be positioned to compete in these segments.

In the event that the licenses to use the brands and trademarks in Turning Point’s portfolio are terminated or are not renewed after the end of the term, there is no guarantee Turning Point will be able to find a suitable replacement, or if a replacement is found, that it will be on favorable terms. Any loss in Turning Point’s brand-name appeal to its existing customers as a result of the lapse or termination of Turning Point’s licenses could have a material adverse effect on its business, results of operations, and financial condition.

Turning Point may not be successful in maintaining the consumer brand recognition and loyalty of its products.

Turning Point competes in a market that relies on innovation and the ability to react to evolving consumer preferences. The tobacco industry in general, and the OTP industry in particular, are subject to changing consumer trends, demands, and preferences. Therefore, products once favored may over time become disfavored by consumers or no longer perceived as the best option. Consumers in the OTP market have demonstrated a high degree of brand loyalty, but producers must continue to adapt their products in order to maintain their status among these customers as the market evolves. The Zig-Zag® brand has strong brand recognition among smokers, and Turning Point continued success depends in part on its ability to continue to differentiate the brand names that Turning Point owns or licenses and maintains similarly high levels of recognition with target consumers. Trends within the OTP industry change often. Turning Point’s failure to anticipate, identify, or react to changes in these trends could, among other things, lead to reduced demand for its products. Factors that may affect consumer perception of its products include health trends and attention to health concerns associated with tobacco, price-sensitivity in the presence of competitors’ products or substitute products, and trends in favor of new NewGen products that are currently being researched and produced by participants in Turning Point’s industry. For example, in recent years, Turning Point has witnessed a shift in consumer purchases from chewing tobacco to moist snuff due to its increased affordability. Along with Turning Point’s biggest competitors in the chewing tobacco market, which also produce moist snuff, Turning Point has been able to shift priorities and adapt to this change. A failure to react to similar trends in the future could enable its competitors to grow or establish their brands’ market shares in these categories before Turning Point has a chance to respond.

Consumer perceptions of the overall health of tobacco-based products is likely to continue to shift, and Turning Point’s success depends, in part, on its ability to anticipate these shifting tastes and the rapidity with which the markets in which Turning Point competes will evolve in response to these changes on a timely and affordable basis. If Turning Point is unable to respond effectively and efficiently to changing consumer preferences, the demand for its products may decline, which could have a material adverse effect on Turning Point’s business, results of operations, and financial condition.

Regulations may be enacted in the future, particularly in light of increasing restrictions on the form and content of marketing of tobacco products, that would make it more difficult to appeal to Turning Point’s consumers or to leverage existing recognition of the brands that Turning Point owns or licenses. Furthermore, even if Turning Point is able to continue to distinguish its products, there can be no assurance that the sales, marketing, and distribution efforts of its competitors will not be successful in persuading consumers of Turning Point’s products to switch to their products. Many of Turning Point’s competitors have greater access to resources than Turning Point does, which better positions them to conduct market research in relation to branding strategies or costly marketing campaigns. Any loss of consumer brand loyalty to its products or reduction of its ability to effectively brand Turning Point’s products in a recognizable way will have a material effect on Turning Point’s ability to continue to sell its products and maintain Turning Point’s market share, which could have a material adverse effect on Turning Point’s business, results of operations, and financial condition.

Turning Point is subject to substantial and increasing regulation.

The tobacco industry has been under public scrutiny for over 50 years. Industry critics include special interest groups, the U.S. Surgeon General, and many legislators and regulators at the state and federal levels. A wide variety of federal, state, and local laws limit the advertising, sale, and use of tobacco, and these laws have proliferated in recent years. Together with changing public attitudes towards tobacco consumption, the constant expansion of regulations has been a major cause of the overall decline in the consumption of tobacco products since the early 1970s. These regulations relate to, among other things, the importation of tobacco products and shipping throughout the U.S. market, increases in the minimum age to purchase tobacco products, imposition of taxes, sampling and advertising bans or restrictions, flavor bans or restrictions, ingredient and constituent disclosure requirements, and media campaigns and restrictions on where smokers can smoke. Additional restrictions may be legislatively imposed or agreed to in the future. These limitations may make it difficult for Turning Point to maintain the value of any brand.

Moreover, the current trend is toward increasing regulation of the tobacco industry, which is likely to differ between the various U.S. states and Canadian provinces in which Turning Point currently conduct the majority of its business. Extensive and inconsistent regulation by multiple states and at different governmental levels could prove to be particularly disruptive to Turning Point’s business as Turning Point may be unable to accommodate such regulations in a cost-effective manner that allows Turning Point to continue to compete in an economically viable way. Regulations are often introduced without the tobacco industry’s input and have been a significant reason behind reduced industry sales volumes and increased illicit trade.

In 1986, federal legislation was enacted regulating smokeless tobacco products (including dry and moist snuff and chewing tobacco) by, among other things, requiring health warnings on smokeless tobacco packages and prohibiting the advertising of smokeless tobacco products on media subject to the jurisdiction of the Federal Communications Commission (“FCC”). Since 1986, other proposals have been made at the federal, state, and local levels for additional regulation of tobacco products. It is likely that additional proposals will be made in the coming years. For example, the Prevent All Cigarette Trafficking Act prohibits the use of the U.S. Postal Service to mail most tobacco products and amends the Jenkins Act, which established cigarette sales reporting requirements for state excise tax collection, to require individuals and businesses that make interstate sales of cigarettes or smokeless tobacco comply with state tax laws. See “—There is uncertainty related to the federal regulation of NewGen products, cigars and pipe tobacco products” for further details. Additional federal or state regulation relating to the manufacture, sale, distribution, advertising, labeling, mandatory ingredients disclosure and nicotine yield information disclosure of tobacco products could reduce sales, increase costs, and have a material adverse effect on Turning Point’s business, results of operations, and financial condition.

On June 22, 2009, the Family Smoking Prevention and Tobacco Control Act (the “Tobacco Control Act”) authorized the FDA for regulatory authority over tobacco products.  The Act also amended the Federal Cigarette Labeling and Advertising Act, which governs how cigarettes can be advertised and marketed, as well as the Comprehensive Smokeless Tobacco Health Education Act (“CSTHEA”), which governs how smokeless tobacco can be advertised and marketed. In addition to the FDA and FCC, Turning Point is subject to regulation by numerous other federal agencies, including the Federal Trade Commission (“FTC”), the Department of Justice (“DOJ”), the Alcohol and Tobacco Tax and Trade Bureau (“TTB”), the U.S. Environmental Protection Agency (“EPA”), the U.S. Department of Agriculture (“USDA”), the Consumer Product Safety Commission (“CPSC”), the U.S. Customs and Border Protection (“CBP”) and the U.S. Center for Disease Control and Prevention’s (“CDC”) Office on Smoking and Health. There have also been adverse legislative and political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, which have received widespread public attention. There can be no assurance as to the ultimate content, timing or effect of any regulation of tobacco products by governmental bodies, nor can there be any assurance that potential corresponding declines in demand resulting from negative media attention would not have a material adverse effect on Turning Point’s business, results of operations and financial condition.

Turning Point products are regulated by the FDA, which has broad regulatory powers.

Substantially all of Turning Point’s 2017 U.S. gross sales are derived from the sale of products that are currently regulated by the FDA. The Tobacco Control Act grants the FDA broad regulatory authority over the design, manufacture, sale, marketing and packaging of tobacco products. Among the regulatory powers conferred to the FDA under the Tobacco Control Act is the authority to impose tobacco product standards that are appropriate for the protection of the public health, require manufacturers to obtain FDA review and authorization for the marketing of certain new or modified tobacco products and impose various additional restrictions. Such restrictions may include requiring reduction or elimination of the use of particular constituents or components, requiring product testing, or addressing other aspects of tobacco product construction, constituents, properties or labeling.

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

Although the FDA is prohibited from issuing regulations banning all cigarettes or all smokeless tobacco products, or requiring the reduction of nicotine yields of a tobacco product to zero, it is likely that its regulations in accordance with the Tobacco Control Act could result in a decrease in cigarette and smokeless tobacco sales in the U.S. Turning Point believes that such regulation could adversely affect its ability to compete against Turning Point’s larger competitors, who may be able to more quickly and cost-effectively comply with these new rules and regulations. Turning Point’s ability to gain efficient market clearance for new tobacco products, or even to keep existing products on the market, could also be affected by FDA rules and regulations. Some of Turning Point’s currently marketed products that are subject to FDA regulation will require marketing authorizations from the FDA for Turning Point to continue marketing them (e.g., pre-market or substantial equivalence marketing authorizations, as applicable to the product), which Turning Point cannot guarantee it will be able to obtain. In addition, failure to comply with new or existing tobacco laws under which the FDA imposes regulatory requirements could result in significant financial penalties and government investigations of Turning Point. To the extent Turning Point is unable to respond to, or comply with, new FDA regulations it could have a material adverse effect on Turning Point’s business, results of operations and financial condition.

Many of Turning Point’s products contain nicotine, which is considered to be a highly addictive substance.

Many of Turning Point’s products contain nicotine, a chemical that is considered to be highly addictive. The Tobacco Control Act empowers the FDA to regulate the amount of nicotine found in tobacco products, but not to require the reduction of nicotine yields of a tobacco product to zero. Any FDA regulation, whether of nicotine levels or other product attributes, may require Turning Point to reformulate, recall and/or discontinue certain of the products Turning Point may sell from time to time, which may have a material adverse effect on its ability to market its products and have a material adverse effect on Turning Point’s business, results of operations and financial condition.

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

Effective August 8, 2016, FDA’s regulatory authority under the Tobacco Control Act was extended to all remaining tobacco products, including: (i) certain NewGen products (such as electronic cigarettes, vaporizers and e-liquids) and their components or parts (such as tanks, coils and batteries); (ii) cigars and their components or parts (such as cigar tobacco); (iii) pipe tobacco; (iv) hookah products; or (v) any other tobacco product “newly deemed” by FDA.  These deeming regulations apply to all products made or derived from tobacco intended for human consumption, but excluding accessories of tobacco products (such as lighters).

The deeming regulations require Turning Point to (i) register with the FDA and report product and ingredient listings; (ii) market newly deemed products only after FDA review and approval; (iii) only make direct and implied claims of reduced risk if the FDA approves after finding that scientific evidence supports the claim and that marketing the product will benefit public health as a whole; (iv) refrain from distributing free samples; (v) implement minimum age and identification restrictions to prevent sales to individuals under age 18; (vi) develop an approved warning plan and include prescribed health warnings on packaging and advertisements; and (vii) refrain from selling the products in vending machines, unless the machine is located in a facility that never admits youth. Newly-deemed tobacco products are also subject to the other requirements of the Tobacco Control Act, such as that they not be adulterated or misbranded. The FDA could in the future promulgate good manufacturing practice regulations for these and Turning Point’s other products, which could have a material adverse impact on its ability and the cost to manufacture its products.

Marketing authorizations will be necessary in order for Turning Point to continue its distribution of NewGen and cigar and pipe tobacco products. Compliance dates vary depending upon type of application submitted, but all newly-deemed products will require an application no later than August 8, 2021, for “combustible” products (e.g. cigar and pipe) and August 8, 2022, for “non-combustible” products (e.g. vapor products) with the exception of Turning Point’s “grandfathered” products (products in commerce as of February 15, 2007) which are already authorized, unless FDA grants extensions to these compliance periods.  Turning Point intends to timely file for the appropriate authorizations to allow Turning Point to sell its products in the U.S. Turning Point has no assurances that the outcome of such processes will result in its products receiving marketing authorizations from the FDA. Turning Point also has certain previously-regulated tobacco products which remain subject to “provisional” substantial equivalence filings made on March 22, 2011.  If the FDA establishes regulatory processes that Turning Point is unable or unwilling to comply with, Turning Point’s business, results of operations, financial condition and prospects could be adversely affected.

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

In addition, failure to comply with the Tobacco Control Act and with FDA regulatory requirements could result in litigation, criminal convictions or significant financial penalties and could impair Turning Point’s ability to market and sell its electronic and vaporizer products. At present, Turning Point is not able to predict whether Tobacco Control Act will impact its products to a greater degree than competitors in the industry, thus affecting Turning Point’s competitive position.

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

There has been increasing activity on the state and local levels with respect to scrutiny of NewGen products. State and local governmental bodies across the U.S. have indicated NewGen products may become subject to new laws and regulations at the state and local levels. For example, in January 2015, the California Department of Health declared electronic cigarettes a health threat that should be strictly regulated like tobacco products. Further, some states and cities, have enacted regulations that require obtaining a tobacco retail license in order to sell electronic cigarettes and vaporizer products. Many states and some cities have passed laws restricting the sale of electronic cigarettes and vaporizer products to minors. If one or more states from which Turning Point generates or anticipates generating significant sales of NewGen products bring actions to prevent Turning Point from selling its NewGen products unless Turning Point obtains certain licenses, approvals or permits, and if Turning Point is not able to obtain the necessary licenses, approvals or permits for financial reasons or otherwise and/or any such license, approval or permit is determined to be overly burdensome to Turning Point, then Turning Point may be required to cease sales and distribution of its products to those states, which could have a material adverse effect on Turning Point’s business, results of operations and financial condition.

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

Tobacco products, premium cigarette papers and tubes have long been subject to substantial federal, state and local excise taxes. Such taxes have frequently been increased or proposed to be increased, in some cases significantly, to fund various legislative initiatives or further disincentives’ smoking. Since 1986, smokeless products have been subject to federal excise tax. Smokeless products are taxed by weight (in pounds or fractional parts thereof) manufactured or imported.

Since the State Children’s Health Insurance Program (“S-CHIP”) reauthorization in early 2009, which utilizes, among other things, taxes on tobacco products to fund health insurance coverage for children, the federal excise tax increases adopted have been substantial and have materially reduced sales in the “roll your own” (“RYO”) /MYO cigarette smoking products market, and also caused volume declines in other markets. Although the RYO/MYO cigarette smoking tobacco and related products market had been one of the fastest growing markets in the tobacco industry in the five years prior to 2009, the reauthorization of S-CHIP increased the federal excise tax on RYO tobacco from $1.10 to $24.78 per pound, and materially reduced the MYO cigarette smoking tobacco market in the U.S. There have not been any increases announced since 2009, but Turning Point cannot guarantee that it will not be subject to further increases, nor whether any such increases will affect prices in a way that further deters consumers from purchasing Turning Point’s products and/or affects its net revenues in a way that renders Turning Point unable to compete effectively.

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

Any future enactment of increases in federal or state excise taxes on Turning Point’s tobacco products or rulings that certain of its products should be categorized differently for excise tax purposes could adversely affect demand for its products and may result in consumers switching between tobacco products or a depression in overall tobacco consumption, which would have a material adverse effect on Turning Point’s business, results of operations and financial condition.

If Turning Point’s NewGen products become subject to increased taxes it could adversely affect its business.

Presently the sale of NewGen products is generally not subject to federal, state and local excise taxes like the sale of conventional cigarettes or other tobacco products, all of which generally have high tax rates and have faced significant increases in the amount of taxes collected on their sales. In recent years, however, state and local governments have taken actions to move towards imposing excise taxes on NewGen products. As of December 31, 2017, California, the District of Columbia, Kansas, Louisiana, Minnesota, North Carolina, Pennsylvania, West Virginia and certain localities impose excise taxes on electronic cigarettes and/or liquid vapor. Other jurisdictions are contemplating similar legislation and other restrictions on electronic cigarettes. Should federal, state and local governments and or other taxing authorities begin or continue to impose excise taxes similar to those levied against conventional cigarettes and tobacco products on NewGen products, it may have a material adverse effect on the demand for these products, as consumers may be unwilling to pay the increased costs, which in turn could have a material adverse effect on Turning Point’s business, results of operations and financial condition.

Turning Point may be subject to increasing international control and regulation.

The World Health Organization’s Framework Convention on Tobacco Control (“FCTC”) is the first international public health treaty that establishes a global agenda to reduce initiation of tobacco use and regulate tobacco in an effort to encourage tobacco cessation. Over 170 governments worldwide have ratified the FCTC. The FCTC has led to increased efforts to reduce the supply and demand of tobacco products and to encourage governments to further regulate the tobacco industry. The tobacco industry expects significant regulatory developments to take place over the next few years, driven principally by the FCTC. Regulatory initiatives that have been proposed, introduced or enacted include:

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

As part of Turning Point’s strategy, Turning Point has begun strategic international expansions, such as introducing its moist snuff tobacco products in South America and cigar products in Canada. This and other future expansions may subject Turning Point to additional or increasing international regulation, either by the countries that are the object of the strategic expansion or through international regulatory regimes, such as the FCTC, to which those countries may be signatories.

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

Turning Point’s distribution efforts rely in part on Turning Point’s ability to leverage relationships with large retailers and national chains.

Turning Point’s distribution efforts rely in part on Turning Point’s ability to leverage relationships with large retailers and national chains to sell and promote its products, which is dependent upon the strength of the brand names that Turning Point owns or licenses and its sales force effectiveness. In order to maintain these relationships, Turning Point must continue to supply products that will bring steady business to these retailers and national chains. Turning Point may not be able to sustain these relationships or establish other relationships with such entities, which could have a material adverse effect on its ability to execute its branding strategies, Turning Point’s ability to access the end-user markets with its products or Turning Point’s ability to maintain its relationships with the producers of its products. For example, if Turning Point is unable to meet benchmarking provisions in contracts or if Turning Point is unable to maintain and leverage its retail relationships on a scale sufficient to make Turning Point an attractive distributor, it would have a material adverse effect on its ability to source products, and on Turning Point business, results of operations and financial condition.

In addition, there are factors beyond Turning Point’s control that may prevent Turning Point from leveraging existing relationships, such as industry consolidation. If Turning Point is unable to develop and sustain relationships with large retailers and national chains, or is unable to leverage those relationships due to factors such as a decline in the role of brick-and-mortar retailers in the North American economy, its capacity to maintain and grow brand and product recognition and increase sales volume will be significantly undermined. In such an event, Turning Point may ultimately be forced to pursue and rely on local and more fragmented sales channels, which will have a material adverse effect on Turning Point’s business, results of operations and financial condition.

Turning Point has a substantial amount of indebtedness that could affect Turning Point’s financial condition.

As of March 1, 2018, Turning Point had $199.1 million outstanding under its credit facility with the ability to borrow an additional $46.5 million under its revolving credit facility. If Turning Point cannot generate sufficient cash flow from operations to service its debt, Turning Point may need to further refinance its debt, dispose of assets or issue equity to obtain necessary funds. Turning Point does not know whether Turning Point will be able to do any of this on a timely basis or on terms satisfactory to Turning Point or at all.

Turning Point substantial amount of indebtedness could limit its ability to:

•	obtain necessary additional financing for working capital, capital expenditures or other purposes in the future;
•	plan for, or react to, changes in Turning Point’s business and the industries in which Turning Point operates;
•	make future acquisitions or pursue other business opportunities;
•	react in an extended economic downturn; and
•	pay dividends to the extent Turning Point determines to do so in the future.

The terms of the agreement governing Turning Point’s indebtedness may restrict Turning Point’s current and future operations, which would adversely affect its ability to respond to changes in Turning Point’s business and to manage its operations.

Turning Point’s 2017 Credit Facility contained, Turning Point’s 2018 Credit Facility contains (refer to Note 22 of Notes to Consolidated Financial Statements for details regarding Turning Point’s 2018 Credit Facility), and any future indebtedness of Turning Point would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on Turning Point, including restrictions on its ability to, among other things:

•	incur additional debt;
•	pay dividends and make other restricted payments;
•	create liens;
•	make investments and acquisitions;
•	engage in sales of assets and subsidiary stock;
•	enter into sale-leaseback transactions;
•	enter into transactions with affiliates;
•	transfer all or substantially all of Turning Point assets or enter into merger or consolidation transactions; and
•	enter into certain hedging agreements.

Turning Point’s 2017 Credit Facility required, and the 2018 Credit Facility requires, Turning Point to maintain certain financial ratios. As of December 31, 2017, Turning Point was in compliance with the financial and restrictive covenants of the 2017 Credit Facility. However, a failure by Turning Point to comply with the covenants or financial ratios in Turning Point’s debt instruments could result in an event of default under the applicable facility, which could adversely affect its ability to respond to changes in its business and manage its operations. In the event of any default under Turning Point’s 2018 Credit Facility, the lenders under its debt instruments could elect to declare all amounts outstanding under such instruments to be due and payable and require Turning Point to apply all of its available cash to repay these amounts. If the indebtedness under Turning Point’s 2018 Credit Facility were to be accelerated, which would cause an event of default and a cross-acceleration of Turning Point’s obligations under its other debt instruments, there can be no assurance that its assets would be sufficient to repay this indebtedness in full, which could have a material adverse effect on Turning Point’s business, results of operations, and financial condition.

Turning Point face intense competition and may fail to compete effectively.

Turning Point is subject to significant competition across its segments, and compete against companies in all segments that have access to significant resources in terms of technology, relationships with suppliers and distributors and access to cash flow and financial markets.

The OTP industry is characterized by brand recognition and loyalty, with product quality, price, marketing and packaging constituting the primary methods of competition. Substantial marketing support, merchandising display, competitive pricing and other financial incentives generally are required to introduce a new brand or to improve or maintain a brand’s market position. Turning Point principal competitors are “big tobacco,” Altria Group, Inc. (formerly Phillip Morris) and British American Tobacco p.l.c. (formerly Reynolds) as well as Swedish Match, Swisher International and manufacturers of electronic cigarettes, including U.K.-based Imperial Brands PLC. These competitors are significantly larger than Turning Point and aggressively seek to limit the distribution or sale of other companies’ products, both at the wholesale and retail levels. For example, certain competitors have entered into agreements limiting retail-merchandising displays of other companies’ products or imposing minimum prices for OTP products, thereby limiting their competitors’ ability to offer discounted products. In addition, the tobacco industry is experiencing a trend toward industry consolidation, most recently evidenced by the July 2017 acquisition of Reynolds American, Inc., by British American Tobacco p.l.c. and the June 2015 acquisition of Lorillard, Inc., by Reynolds American, Inc. Industry consolidation could result in a more competitive environment if Turning Point’s competitors are able to increase their combined resources, enhance their access to national distribution networks, or become acquired by established companies with greater resources than Turning Point. Any inability to compete due to its smaller scale as the industry continues to consolidate and be dominated by “big tobacco” could have a material adverse effect on Turning Point’s business, results of operations and financial condition.

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

“Big tobacco” has also established its presence in the NewGen products market. There can be no assurance that Turning Point’s products will be able to compete successfully against these companies or any of its other competitors, some of which have far greater resources, capital, experience, market penetration, sales and distribution channels than Turning Point. In addition, there are currently no U.S. restrictions on advertising electronic cigarettes and vaporizer products and competitors, including “big tobacco,” may have more resources than Turning Point for advertising expenses, which could have a material adverse effect on its ability to build and maintain market share, and thus have a material adverse effect on Turning Point’s business, results of operations and financial condition.

The market for NewGen products is subject to a great deal of uncertainty and is still evolving.

Vaporizer products and electronic cigarettes, having recently been introduced to market, are at an early stage of development, and represent core components of a market that is evolving rapidly and is characterized by a number of market participants. Rapid growth in the use of, and interest in, vaporizer products and electronic cigarettes is recent, and may not continue on a lasting basis. The demand and market acceptance for these products is subject to a high level of uncertainty. Therefore, Turning Point is subject to all of the business risks associated with a new enterprise in an evolving market. Continued evolution, uncertainty and the resulting increased risk of failure of Turning Point’s new and existing product offerings in this market could have a material adverse effect on its ability to build and maintain market share and on Turning Point’s business, results of operations and financial condition. Further, there can be no assurance that Turning Point will be able to continue to effectively compete in the NewGen products marketplace.

Turning Point is subject to significant product liability litigation.

The tobacco industry has experienced and continues to experience significant product liability litigation. Most tobacco liability lawsuits have been brought against manufacturers and sellers of cigarettes by individual plaintiffs, often participating on a class-action basis, for injuries allegedly caused by cigarette smoking or by exposure to cigarette smoke. However, several lawsuits have also been brought against Turning Point and other manufacturers and sellers of smokeless products for injuries to health allegedly caused by use of smokeless products. There are several such suits pending against Turning Point with limited activity. In addition to the risks to Turning Point’s business, results of operations and financial condition resulting from adverse results in any such action, ongoing litigation may divert management’s attention and resources, which could have an impact on its business and operations. Turning Point cannot predict with certainty the outcome of these claims and there can be no assurance that Turning Point will not sustain losses in connection with such lawsuits and that such losses will not have a material adverse effect on Turning Point’s business, results of operations and financial condition.

In addition to current and potential future claims related to Turning Point’s smoking and smokeless products, Turning Point is subject to several lawsuits alleging personal injuries resulting from malfunctioning vaporizer devices and may be subject to claims in the future relating to its other NewGen products. Turning Point is still evaluating these claims and the potential defenses to them. As a result of their relative novelty, electronic cigarette and vaporizer product manufacturers and sellers have only recently become subject to litigation. Turning Point may see increasing litigation over NewGen products or the regulation of its products, as the regulatory regimes surrounding these products develop. For a description of current material litigation to which Turning Point or Turning Point subsidiaries are a party, see “Item 3. Legal Proceedings.”

As a result, Turning Point may face substantial costs due to increased product liability litigation relating to new regulations or other potential defects associated with NewGen products it ships, which could have a material adverse effect on Turning Point’s business, results of operations and financial condition.

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

Turning Point is required to maintain cash amounts within an escrow account in order to be compliant with a settlement agreement between Turning Point and certain U.S. states and territories.

In November 1998, the major U.S. cigarette manufacturers entered into the Master Settlement Agreement (“MSA”) and the Smokeless Tobacco Master Settlement Agreement (“STMSA”) with 46 U.S. states and certain U.S. territories and possessions. Pursuant to the MSA and subsequent states’ statutes, a “cigarette manufacturer” (which is defined to also include a manufacturer of RYO/MYO cigarette tobacco) has the option of either becoming a signatory to the MSA, or, as Turning Point has elected, operating as a non-participating manufacturer (“NPM”) by funding and maintaining an escrow account, with sub-accounts on behalf of each settling state. These NPM escrow accounts are governed by states’ escrow and complementary statutes that are generally monitored by the Office of the State Attorney General. The statutes require NPM companies to deposit, on an annual basis, into qualified banks’ escrow funds based on the number of cigarettes or cigarette equivalents, which is measured by pounds of RYO/MYO tobacco sold. NPM companies are, within specified limits, entitled to direct the investment of the escrowed funds and withdraw any interest or appreciation, but cannot withdraw the principal for twenty-five years from the year of each annual deposit, except to withdraw funds deposited pursuant to an individual state’s escrow statute to pay a final judgment to that state’s plaintiffs in the event of such a final judgment. The investment vehicles available to Turning Point are specified in the state escrow agreements and are limited to low-risk government securities.

Various states have enacted or proposed complementary legislation intended to curb the activity of certain manufacturers and importers of cigarettes or MYO tobacco that are selling into MSA states without signing the MSA or who have failed to properly establish and fund a qualifying escrow account. Turning Point believes it has been fully compliant with all applicable laws, regulations, and statutes, although compliance-related issues may, from time to time, be disruptive to Turning Point’s business, any of which could have a material adverse effect on Turning Point’s business, results of operations, and financial condition.

Pursuant to the NPM escrow account statutes, in order to be compliant with the NPM escrow requirements, Turning Point is required to deposit such funds for each calendar year into a qualifying escrow account by April 15 of the following year with each year’s deposit being released from escrow after 25 years. Turning Point has deposited less than $0.1 million relating to 2017 sales and anticipate deposits of less than $0.1 million relating to 2017 sales during April 2018 due to the discontinuance of Turning Point’s MYO tobacco line in the third quarter of 2017. As of December 31, 2017, Turning Point had made deposits of approximately $32.1 million.

Although no such legislation has been proposed or enacted, future changes to the MSA, such as legislation that extends the MSA to products to which it does not currently apply or legislation that limits the ability of companies to receive unused escrow funds after 25 years, may have a material adverse effect on Turning Point’s business, results of operations and financial condition. Despite the amounts maintained and funded to the escrow account, compliance with the funding requirements for the escrow account does not necessarily prevent future federal and/or state regulations with respect to the OTP industry from having a material adverse effect on Turning Point’s business, results of operations and financial condition.

Competition from illicit sources may have an adverse effect on Turning Point’s overall sales volume, restricting the ability to increase selling prices and damaging brand equity.

Illicit trade and tobacco trafficking in the form of counterfeit products, smuggled genuine products and locally manufactured products on which applicable taxes are evaded, represent a significant and growing threat to the legitimate tobacco industry. Factors such as increasing tax regimes, regulatory restrictions, and compliance requirements are encouraging more consumers to switch to illegal, cheaper tobacco products and providing greater rewards for smugglers. Illicit trade can have an adverse effect on Turning Point’s overall sales volume, restrict the ability to increase selling prices, damage brand equity and may lead to commoditization of its products.

Although Turning Point combats counterfeiting of its products by engaging in certain tactics, such as requiring all sales force personnel to randomly collect its products from retailers in order to be tested by Turning Point’s quality control team, maintaining a quality control group that is responsible for identifying counterfeit products and using a private investigation firm to help perform surveillance of retailers Turning Point suspects are selling counterfeit products, no assurance can be given that Turning Point will be able to detect or stop sales of all counterfeit products. In addition, Turning Point has in the past and will continue to bring suits against retailers and distributors that sell certain counterfeit products. While Turning Point has been successful in securing financial recoveries from and helping to obtain criminal convictions of counterfeiters in the past, no assurance can be given that Turning Point will be successful in any such suits or that such suits will be successful in stopping other retailers or distributors from selling counterfeit products. Even if Turning Point is successful, such suits could consume a significant amount of management’s time and could also result in significant expenses to the company. Any failure to track and prevent counterfeiting of its products could have a material adverse on its ability to maintain or effectively compete for the products Turning Point distributes under Turning Point’s brand names, which would have a material adverse effect on its business, results of operations and financial condition.

Reliance on information technology means a significant disruption could affect Turning Point’s communications and operations.

Turning Point increasingly relies on information technology systems for its internal communications, controls, reporting and relations with customers and suppliers and information technology is becoming a significantly important tool for its sales staff. Turning Point’s marketing and distribution strategy is dependent upon its ability to closely monitor consumer and market trends on a highly specified level, for which Turning Point is reliant on its highly sophisticated data tracking systems, which are susceptible to disruption or failure. In addition, Turning Point’s reliance on information technology exposes Turning Point to cyber-security risks, which could have a material adverse effect on its ability to compete. Security and privacy breaches may expose Turning Point to liability and cause Turning Point to lose customers, or may disrupt its relationships and ongoing transactions with other entities with whom Turning Point contracts throughout its supply chain. The failure of Turning Point’s information systems to function as intended, or the penetration by outside parties intent on disrupting business processes, could result in significant costs, loss of revenue, assets or personal or other sensitive data and reputational harm.

Security and privacy breaches may expose Turning Point to liability and cause Turning Point to lose customers.

Federal and state laws require Turning Point to safeguard its wholesalers’ and retailers’ financial information, including credit information. Although Turning Point has established security procedures to protect against identity theft and the theft of its customers’ and distributors’ financial information, Turning Point’s security and testing measures may not prevent security breaches and breaches of privacy may occur and could harm Turning Point’s business. Typically, Turning Point relies on encryption and authentication technology licensed from third parties to enhance transmission security of confidential information in relation to financial and other sensitive information that Turning Point has on file. Advances in computer capabilities, new discoveries in the field of cryptography, inadequate facility security or other developments may result in a compromise or breach of the technology used by Turning Point to protect customer data. Any compromise of Turning Point’s security could harm its reputation or financial condition and, therefore, Turning Point’s business. In addition, a party who is able to circumvent Turning Point’s security measures or exploit inadequacies in its security measures, could, among other effects, misappropriate proprietary information, cause interruptions in Turning Point’s operations or expose customers and other entities with which Turning Point interacts to computer viruses or other disruptions. Actual or perceived vulnerabilities may lead to claims against Turning Point. To the extent the measures Turning Point has taken prove to be insufficient or inadequate, Turning Point may become subject to litigation or administrative sanctions, which could result in significant fines, penalties or damages and harm to its reputation.

Contamination of, or damage to, Turning Point’s products could adversely impact sales volume, market share and profitability.

Turning Point’s market position may be affected through the contamination of its tobacco supply or products during the manufacturing process or at different points in the entire supply chain. Turning Point keeps significant amounts of inventory of its products in warehouses and it is possible that this inventory could become contaminated prior to arrival at Turning Point’s premises or during the storage period. If contamination of Turning Point’s inventory or packaged products occurs, whether as a result of a failure in quality control by Turning Point or by one of Turning Point’s suppliers, Turning Point may incur significant costs in replacing the inventory and recalling products. Turning Point may be unable to meet customer demand and may lose customers who purchase alternative brands or products. In addition, consumers may lose confidence in the affected product.

Under the terms of Turning Point’s contracts, it imposes requirements on its suppliers to maintain quality and comply with product specifications and requirements, and on its third-party co-manufacturer to comply with all federal, state and local laws. These third-party suppliers, however, may not continue to produce products that are consistent with Turning Point’s standards or that are in compliance with applicable laws, and Turning Point cannot guarantee that it will be able to identify instances in which its third-party suppliers fail to comply with its standards or applicable laws. A loss of sales volume from a contamination event may occur, and such a loss may affect Turning Point’s ability to supply its current customers and to recapture their business in the event they are forced to switch products or brands, even if on a temporary basis. Turning Point may also be subject to legal action as a result of a contamination, which could result in negative publicity and affect Turning Point’s sales. During this time, Turning Point’s competitors may benefit from an increased market share that could be difficult and costly to regain. Such a contamination event could have a material adverse effect on Turning Point’s business, results of operations and financial condition.

Turning Point intellectual property may be infringed.

Turning Point currently relies on trademark and other intellectual property rights to establish and protect the brand names and logos Turning Point owns or licenses. Third parties have in the past infringed, and may in the future infringe, on these trademarks and its other intellectual property rights. Turning Point’s ability to maintain and further build brand recognition is dependent on the continued and exclusive use of these trademarks, service marks and other proprietary intellectual property, including the names and logos Turning Point owns or licenses. Despite Turning Point’s attempts to ensure these intellectual property rights are protected, third parties may take actions that could materially and adversely affect its rights or the value of this intellectual property. Any litigation concerning Turning Point’s intellectual property rights, whether successful or unsuccessful, could result in substantial costs to Turning Point and diversions of its resources. Expenses related to protecting Turning Point’s intellectual property rights, the loss or compromise of any of these rights or the loss of revenues as a result of infringement could have a material adverse effect on Turning Point’s business, results of operations and financial condition, and may prevent the brands Turning Point owns or licenses from growing or maintaining market share.

Third parties may claim that Turning Point infringe their intellectual property and trademark rights.

Competitors in the tobacco products and NewGen markets may claim that Turning Point infringe their proprietary rights. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against Turning Point or the payment of damages. Further, Turning Point’s vapor distribution businesses distribute third party product brands with those suppliers’ branding and imagery. If that branding or imagery is alleged by other parties to infringe or otherwise violate intellectual property rights, Turning Point could be drawn into such litigation.

Turning Point may fail to manage Turning Point’s growth.

Turning Point has expanded over its history and intends to grow in the future. For example, Turning Point acquired the VaporBeast® brand in 2016 which has accelerated Turning Point’s entry into non-traditional retail channels. In addition, Turning Point acquired the Stoker’s® brand in 2003, and has continued to develop it through the introduction of new products, such as moist snuff. Turning Point has also focused on growing its relationships with its key suppliers through expansion into new product lines, such as the addition of cigarillos, which are sourced by JJA and MYO cigar wraps, which are sourced from Durfort. However, any future growth will place additional demands on Turning Point’s resources, and Turning Point cannot be sure it will be able to manage its growth effectively. If Turning Point is unable to manage its growth while maintaining the quality of its products and profit margins, or if new systems that Turning Point implement to assist in managing its growth do not produce the expected benefits, Turning Point’s business, financial position, results of operations and cash flows could be adversely affected. Turning Point may not be able to support, financially or otherwise, future growth, or hire, train, motivate and manage the required personnel. Turning Point’s failure to manage growth effectively could also limit its ability to achieve its goals as they relate to streamlined sales, marketing and distribution operations and the ability to achieve certain financial metrics.

Turning Point may fail to successfully integrate Turning Point’s acquisitions or otherwise be unable to benefit from pursuing acquisitions.

Turning Point believes there are meaningful opportunities to grow through acquisitions and joint ventures across all OTP product categories and Turning Point expect to continue a strategy of selectively identifying and acquiring businesses with complementary products. Turning Point may be unable to identify, negotiate, and complete suitable acquisition opportunities on reasonable terms.  There can be no assurance that any business acquired by Turning Point will be successfully integrated with its operations or prove to be profitable to Turning Point.  Turning Point may incur future liabilities related to acquisitions. Should any of the following problems, or others, occur as a result of Turning Point’s acquisition strategy, the impact could be material:

•	difficulties integrating personnel from acquired entities and other corporate cultures into Turning Point’s business;
•	difficulties integrating information systems;
•	the potential loss of key employees of acquired companies;
•	the assumption of liabilities and exposure to undisclosed or unknown liabilities of acquired companies; or
•	the diversion of management attention from existing operations

Turning Point is subject to fluctuations in Turning Point’s results that make it difficult to track trends and develop strategies in the short-term.

In response to competitor actions and pricing pressures, Turning Point has engaged in significant use of promotional and sales incentives. Turning Point regularly review the results of its promotional spending activities and adjust its promotional spending programs in an effort to maintain Turning Point’s competitive position. Accordingly, unit sales volume and sales promotion costs in any period are not necessarily indicative of sales and costs that may be realized in subsequent periods. Additionally, promotional activity significantly increases net sales in the month in which it is initiated and net sales are adversely impacted in the month after a promotion. Accordingly, based upon the timing of Turning Point’s marketing and promotional initiatives, Turning Point has and may continue to experience significant variability in its results, which could affect its ability to formulate strategies that allow Turning Point to maintain its market presence across volatile periods. If Turning Point fluctuations obscure its ability to track important trends in its key markets, it may have a material adverse effect on Turning Point’s business, results of operations and financial condition.

Turning Point is subject to the risks of exchange rate fluctuations.

Currency movements and suppliers’ price increases relating to premium cigarette papers and cigarette tubes are the primary factors affecting Turning Point’s cost of sales. These products are purchased from Bolloré and Turning Point makes payments in euros. Thus, Turning Point bears certain foreign exchange rate risk for certain of its inventory purchases. In addition, as part of Turning Point’s strategy, Turning Point has begun strategic international expansions. As a result, Turning Point may be more sensitive to the risks of exchange rate fluctuations. To manage this risk, Turning Point sometimes utilize short-term forward currency contracts to purchase euros for its inventory purchases. Turning Point has a foreign exchange currency policy which governs Turning Point’s hedging of risk. While Turning Point engages in hedging transactions from time to time, no assurance can be made that Turning Point will be successful in eliminating currency exchange risks or that changes in currency rates will not have a material adverse effect on Turning Point’s business, results of operations and financial condition.

Adverse U.S. and global economic conditions could negatively impact Turning Point’s business, prospects, results of operations, financial condition or cash flows.

Turning Point’s business and operations are sensitive to global economic conditions. These conditions include interest rates, energy costs, inflation, recession, fluctuations in debt and equity capital markets and the general condition of the U.S. and world economy. A material decline in the economic conditions affecting consumers, which cause a reduction in disposable income for the average consumer, may change consumption patterns, and may result in a reduction in spending on OTP or a switch to cheaper products or products obtained through illicit channels. Electronic cigarettes, vaporizer and e-liquid products are relatively new to market and may be regarded by users as a novelty item and expendable. As such, demand for Turning Point’s NewGen products may be particularly sensitive to economic conditions such as inflation, recession, high energy costs, unemployment, changes in interest rates and money supply, changes in the political environment and other factors beyond its control, any combination of which could result in a material adverse effect on Turning Point’s business, results of operations and financial condition.

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

In addition, states such as New York, Hawaii, Rhode Island, Georgia and North Carolina have begun collecting taxes on internet sales where companies have used independent contractors in those states to solicit sales from residents of those states. These taxes apply to Turning Point’s online sales of NewGen products into those states, and may result in reduced demand from the independent wholesalers who may not be able to absorb the increased taxes or successfully pass them onto the end-user without experiencing reduced demand. The requirement to collect, track and remit taxes based on independent affiliate sales may require Turning Point to increase its prices, which may affect demand for its products or conversely reduce Turning Point’s net profit margin, which could have a material adverse effect on Turning Point’s business, results of operations and financial condition.

Turning Point failure to comply with certain environmental, health and safety regulations could adversely affect Turning Point’s business.

The storage, distribution and transportation of some of the products that Turning Point sells are subject to a variety of federal and state environmental regulations. In addition, Turning Point’s manufacturing facilities are similarly subject to federal, state and local environmental laws. Turning Point is also subject to operational, health and safety laws and regulations. Turning Point failure to comply with these laws and regulations could cause a disruption in its business, an inability to maintain Turning Point’s manufacturing resources, and additional and potentially significant remedial costs and damages, fines, sanctions or other legal consequences that could have a material adverse effect on Turning Point’s business, results of operations and financial condition.

The departure of key management personnel and the failure to attract and retain talent could adversely affect Turning Point’s operations.

Turning Point success depends upon the continued contributions of Turning Point’s senior management. Its ability to implement its strategy of attracting and retaining the best talent may be impaired by the decreasing social acceptance of OTP usage. The OTP industry competes for talent with the consumer products industry and other companies that enjoy greater societal acceptance. As a result, Turning Point may be unable to attract and retain the best talent, which could have a material adverse effect on Turning Point’s business, results of operations and financial condition.

Imposition of significant tariffs on imports into the U.S., could have a material and adverse effect on Turning Point business.

Turning Point is required to purchase all of its cigarette papers, cigarette tubes and cigarette injector machines from Bolloré in France, and Turning Point sources its Zig-Zag branded cigars and cigarillos and other products from the Dominican Republic. President Trump and his administration have imposed significant tariffs on certain goods imported from outside the U.S.  If the U.S. were to impose additional tariffs on goods Turning Point imports, it is likely to make it more costly for Turning Point to import goods from other countries.  As a result, Turning Point’s business, financial condition and results of operations could be materially adversely affected.

The reduced disclosure requirements applicable to emerging growth companies may make Turning Point’s common stock less attractive to investors, potentially decreasing Turning Point’s stock price.

Turning Point is an “emerging growth company” as defined under the federal securities laws.  For as long as Turning Point continue to be an emerging growth company, Turning Point may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not Emerging Growth Companies. Investors may find Turning Point’s common stock less attractive because Turning Point may rely on these exemptions, which include but are not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”), reduced disclosure obligations regarding executive compensation in Turning Point’s periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act (“Section 107”) provides that an Emerging Growth Company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Turning Point has elected to opt out of the extended transition period for complying with the revised accounting standards.

If investors find Turning Point’s common stock less attractive as a result of exemptions and reduced disclosure requirements, there may be a less active trading market for Turning Point’s common stock and Turning Point’s stock price may be more volatile or decrease.

Turning Point may lose Turning Point’s status as an emerging growth company before the five-year maximum time period a company may retain such status.

Turning Point has elected to rely on certain exemptions and reduced disclosure requirements applicable to emerging growth companies and expect to continue to do so. However, Turning Point may choose to “opt out” of such reduced disclosure requirements and provide disclosure required for companies that do not qualify as emerging growth companies. In addition, Turning Point chose to opt out of the provision of the JOBS Act that permits Turning Point to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. Section 107 provides that Turning Point’s decision to opt out of the extended transition period for complying with new or revised accounting standards would be irrevocable.

Furthermore, although Turning Point is able to remain an emerging growth company for up to five years, Turning Point may lose such status at an earlier time if (i) Turning Point’s annual gross revenues exceed $1 billion, (ii) Turning Point becomes a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of Turning Point’s common stock that is held by non-affiliates exceeds $700 million as of the last business day of Turning Point’s most recently completed second fiscal quarter, or (iii) Turning Point issued more than $1 billion in non-convertible debt during the preceding three-year period.

When Turning Point loses its emerging growth company status, whether due to an election, the end of the five-year period, or one of the circumstances listed in the preceding paragraph, the emerging growth company exemptions will cease to apply and Turning Point expect it will incur additional expenses and devote increased management effort toward ensuring compliance with the non-emerging growth company requirements. Turning Point cannot predict or estimate the amount of additional costs Turning Point may incur as a result of the change in its status or the timing of such costs, though such costs may be substantial.

Turning Point’s principal stockholders are able to exert significant influence over matters submitted to Turning Point’s stockholders and may take certain actions to prevent takeovers.

Standard Diversified Opportunities Inc. (“SDOI”), which is controlled by funds managed by Standard General L.P. (together with the funds it manages, “Standard General”), is a significant stockholder. SDOI owns approximately 51% of Turning Point stock and Standard General directly owns approximately 2.4% of Turning Point common stock. The existence of these and other significant stockholders may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of Turning Point’s other stockholders to approve transactions that they may deem to be in the best interests of Turning Point company. In addition, Turning Point’s significant stockholders will be able to exert significant influence over the decision, if any, to authorize additional capital stock, which, if issued, could have a significant dilutive effect on holders of common stock.

Turning Point’s certificate of incorporation provides that the doctrine of “corporate opportunity” will not apply against SDOI and Standard General in a manner that would prohibit them from investing in competing businesses or doing business with Turning Point’s customers. To the extent they invest in such other businesses, SDOI and Standard General may have differing interests than Turning Point other stockholders. In addition, SDOI and Standard General are permitted to engage in business activities or invest in or acquire businesses which may compete with or do business with any competitors of Turning Point.

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

Turning Point’s certificate of incorporation authorizes Turning Point’s board of directors to issue preferred stock without stockholder approval. If Turning Point’s board of directors elects to issue preferred stock, it could be more difficult for a third party to acquire Turning Point. In addition, some provisions of Turning Point’s certificate of incorporation, bylaws and applicable law could make it more difficult for a third party to acquire control of Turning Point, even if the change of control would be beneficial to Turning Point’s stockholders, including:

•	limitations on the removal of directors;
•	limitations on the ability of Turning Point’s stockholders to call special meetings;
•	limitations on stockholder action by written consent;
•	establishing advance notice provisions for stockholder proposals and nominations for elections to the board of directors to be acted upon at meetings of stockholders; and
•	limitations on the ability of Turning Point’s stockholders to fill vacant directorships or amend the number of directors constituting Turning Point’s board of directors.

Turning Point’s certificate of incorporation limits the ownership of Turning Point’s common stock by individuals and entities that are Restricted Investors. These restrictions may affect the liquidity of Turning Point’s common stock and may result in Restricted Investors being required to sell or redeem their shares at a loss or relinquish their voting, dividend and distribution rights.

For so long as Turning Point or one of Turning Point’s subsidiaries is party to any of the Bolloré distribution agreements, Turning Point’s certificate of incorporation will limit the ownership of Turning Point’s common stock by any “Restricted Investor” to 14.9% of Turning Point outstanding common stock and shares convertible or exchangeable therefor (including Turning Point’s non-voting common stock) (the “Permitted Percentage”). A “Restricted Investor” is defined as: (i) any entity that directly or indirectly manufactures, sells, markets, distributes or otherwise promotes cigarette paper booklets, filter tubes, injector machines or filter tips in the United States, the District of Columbia, the territories, possessions and military bases of the United States and the Dominion of Canada (a “Bolloré Competitor”), (ii) any entity that owns more than a 20% equity interest in any Bolloré Competitor, or (iii) any person who serves as a director or officer of, or any entity that has the right to appoint an officer or director of, any Bolloré Competitor or of any Entity that owns more than a 20% equity interest in any Bolloré Competitor (each, a “Restricted Investor”). Turning Point’s certificate of incorporation further provides that any issuance or transfer of shares to a Restricted Investor in excess of the Permitted Percentage will be ineffective as against Turning Point and that neither Turning Point nor its transfer agent will register the issuance or transfer of shares or be required to recognize the transferee or owner as a holder of Turning Point’s common stock for any purpose except to exercise Turning Point remedies described below. Any shares in excess of the Permitted Percentage in the hands of a Restricted Investor will not have any voting or dividend rights and are subject to redemption by Turning Point in its discretion. The liquidity or market value of the shares of Turning Point’s common stock may be adversely impacted by such transfer restrictions.

As a result of the above provisions, a proposed transferee of Turning Point’s common stock that is a Restricted Investor may not receive any return on its investment in shares it purchases or owns, as the case may be, and it may sustain a loss. Turning Point is entitled to redeem all or any portion of such shares acquired by a Restricted Investor in excess of the Permitted Percentage (“Excess Shares”) at a redemption price based on a fair market value formula that is set forth in Turning Point’s certificate of incorporation, which may be paid in any form, including cash or promissory notes, at its discretion. Excess Shares not yet redeemed will not be accorded any voting, dividend or distribution rights while they constitute Excess Shares. As a result of these provisions, a stockholder who is a Restricted Investor may be required to sell its shares of Turning Point’s common stock at an undesirable time or price and may not receive any return on its investment in such shares. However, Turning Point may not be able to redeem Excess Shares for cash because its operations may not have generated sufficient excess cash flow to fund the redemption and Turning Point may incur additional indebtedness to fund all or a portion of such redemption, in which case its financial condition may be materially weakened.

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

Although Turning Point’s certificate of incorporation contains the above provisions intended to assure compliance with the restrictions on ownership of Turning Point’s common stock by Restricted Investors, Turning Point may not be successful in monitoring or enforcing the provisions. A failure to enforce or otherwise maintain compliance could lead Bolloré to exercise its termination rights under the agreements, which would have a material and adverse effect on the its financial position and its results of operations.

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

Turning Point cannot predict the size of future issuances of its common stock or securities convertible into common stock or the effect, if any, that future issuances and sales of shares of its common stock will have on the market price of its common stock. Sales of substantial amounts of Turning Point’s common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices of Turning Point’s common stock.

Turning Point may issue preferred stock whose terms could adversely affect the voting power or value of Turning Point’s common stock.

Turning Point’s certificate of incorporation authorizes Turning Point to issue, without the approval of Turning Point’s stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over Turning Point’s common stock respecting dividends and distributions, as Turning Point’s board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of Turning Point’s common stock. For example, Turning Point might grant holders of preferred stock the right to elect some number of Turning Point’s directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences Turning Point might assign to holders of preferred stock could affect the residual value of the common stock.

Turning Point status as a "controlled company" could make Turning Point’s common stock less attractive to some investors or otherwise harm Turning Point’s stock price.

Because Turning Point qualifies as a "controlled company" under the corporate governance rules for NYSE-listed companies, Turning Point is not required to have, and could elect in the future not to have, a majority of Turning Point’s board of directors be independent, a compensation committee, or an independent nominating function. Accordingly, should the interests of Turning Point’s controlling stockholder differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies subject to all of the corporate governance rules for NYSE-listed companies. Turning Point’s status as a controlled company could make Turning Point’s common stock less attractive to some investors or otherwise harm Turning Point stock price.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company is headquartered in Mineola, New York, beginning in January 2018. Previously the Company was headquartered in Wilmington, Delaware. As of December 31, 2017, Turning Point operated manufacturing, distribution, retail, office, and warehouse space in the U.S. with a total floor area of approximately 360,000 square feet, all of which is leased with the exception of its Dresden, Tennessee, manufacturing facility which was purchased in 2016. To provide a cost-efficient supply of products to Turning Point’s customers, Turning Point maintains centralized management of internal manufacturing and nationwide distribution facilities. Turning Point’s three manufacturing and distribution facilities are located in Louisville, Kentucky, Dresden, Tennessee, and Miami, Florida. As of the date of this report, the Company believes that its facilities are adequate for its present purposes.

The following table describes Turning Point’s principal properties as of December 31, 2017:

Location	Principal Use	Square Feet	Owned or Leased
Darien, CT	Administrative office	1,950	Leased

Louisville, KY	Corporate offices, manufacturing, R&D, warehousing, and distribution	248,800	Leased

Carlsbad, CA	Administrative office	10,491	Leased

Dresden, TN	Manufacturing and administration	76,600	Owned

Miami, FL	Corporate office, manufacturing, and warehousing	8,510	Leased

Miami, FL	Corporate office	2,512	Leased

Various cities in southern Florida	Seven retail stores	10,906	Leased

Item 3.	Legal Proceedings

We are a party from time to time to various proceedings in the ordinary course of business. For a description of the Master Settlement Agreement, to which we are a party, see “Financial Statements and Supplementary Data - Note 2 Summary of Significant Accounting Policies: Risk and Uncertainties.” Other than the proceedings mentioned below, there is no material litigation, arbitration or governmental proceeding currently pending against us or any of our officers or directors in their capacity as such, and we and our officers and directors have not been subject to any such proceeding.

Other major tobacco companies are defendants in a number of product liability claims. In a number of these cases, the amounts of punitive and compensatory damages sought are significant, and could have a material adverse effect on our business and results of operations. We are a defendant in certain cases which have been dormant for many years. Plaintiffs’ counsel are in the process of voluntarily dismissing those claims.

We are subject to several lawsuits alleging personal injuries resulting from malfunctioning vaporizer devices and may be subject to claims in the future relating to our other NewGen products. We are still evaluating these claims and the potential defenses to them.  For example, we did not design or manufacture the products at issue; rather, we were merely the distributor.  Nonetheless, there can be no assurance that we will prevail in these cases, and they could have a material adverse effect on our business and results of operations.  As a result of their relative novelty, electronic cigarette and vaporizer product manufacturers and sellers have only recently become subject to litigation.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Subsequent to the completion of the Contribution and Exchange Transaction and the reverse 25-to-1 stock split on June 1, 2017, trading in the Company’s Class A common stock is conducted in the over-the-counter market on the OTCQB under the symbol "SDOIA."

	Class A Common Stock Price Range
	High	Low

Fourth quarter 2017	10.85	9.50
Third quarter 2017	12.00	10.20
June 1, 2017 - June 30, 2017	18.00	10.06

Prior to the completion of the Contribution and Exchange Transaction on June 1, 2017, trading in the Company’s common stock was conducted in the over-the-counter market on the OTCQB under the symbol "SDOI”. Set forth below are the quarterly high and low bid prices for the shares of common stock of the Company as reported by the OTC Bulletin Board without retail mark-up, mark-down or commission, which may not necessarily represent actual transactions:

	Common Stock Price Range
	High	Low

April 1, 2017 - May 31, 2017	0.87	0.76
First quarter 2017	0.98	0.77
Fourth quarter 2016	1.18	0.87
Third quarter 2016	1.00	0.89
Second quarter 2016	1.00	0.88
First quarter 2016	1.18	0.83

As of March 12, 2018, there were 48 registered holders of record of our Class A common stock, based on information provided by our transfer agent. The actual number of stockholders is greater than this number of registered record holders, and includes stockholders who are beneficial owners, but whose shares are held in “street name” by brokers and other nominees.

Securities Authorized for Issuance under Equity Compensation Plans

The table below presents certain information as of December 31, 2017 concerning securities issuable in connection with equity compensation plans that have been approved by the Company’s stockholders and that have not been approved by the Company’s stockholders.  The 1,000,000 shares available for issuance under equity compensation plan approved by the Company’s stockholders are all available for issuance under the Company’s 2017 Omnibus Equity Compensation Plan, which became effective as of August 17, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by stockholders	-	-	1,000,000
Equity compensation not approved by stockholders	-	-	-
Total	-	-	1,000,000

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data

	Year Ended December 31,
	2017	2016	2015	2014	2013
Consolidated Statement of Operations Data:
Net sales	$285,801	$206,228	$197,256	$200,329	$193,304
Cost of sales	160,936	105,872	100,960	107,165	103,043
Gross profit	124,865	100,356	96,296	93,164	90,261
Selling, general and administrative expenses	77,944	56,771	51,785	45,108	46,849
Operating income	46,921	43,585	44,511	48,056	43,412
Interest expense and financing costs	16,889	26,621	34,284	34,311	44,094
Interest income	(64)	-	-	-	-
Investment income	(438)	(768)	-	-	-
Loss on extinguishment of debt	6,116	2,824	-	42,780	441
Income (loss) before income taxes	24,418	14,908	10,227	(29,035)	(1,123)
Income tax expense (benefit)	7,280	(12,005)	1,078	370	486
Net income (loss)	17,138	26,913	9,149	(29,405)	(1,609)
Amounts attributable to noncontrolling interests	(6,761)	-	-	-	-
Net income (loss) attributable to Standard Diversified Opportunities Inc.	$10,377	$26,913	$9,149	$(29,405)	$(1,609)

	2017	2016	2015	2014	2013
Basic income (loss) attributable to SDOI per common share:
Net income (loss) attributable to SDOI	$0.49	$1.10	$0.85	$(2.73)	$(0.15)
Diluted income (loss) attributable to SDOI per common share:
Net income (loss) attributable to SDOI	$0.48	$1.05	$0.79	$(2.73)	$(0.15)
Weighted average common shares outstanding:
Basic	21,223,884	24,549,060	10,728,740	10,766,444	10,864,244
Diluted	21,289,466	25,700,615	11,590,477	10,766,444	10,864,244

Other Financial Information:
Net cash provided by operating activities	$24,946	$9,128	$24,430	$6,025	$3,026
Net cash provided by (used in) investing activities	18,031	(26,832)	(2,030)	(1,314)	(723)
Net cash (used in) provided by financing activities	(27,623)	15,734	(26,032)	(31,623)	10,641
Capital expenditures	(2,021)	(3,207)	(1,602)	(1,314)	(729)
Depreciation and amortization	2,344	1,285	1,059	933	932

Balance Sheet Data:
Cash	$18,219	$2,865	$4,835	$8,467	$35,379
Working capital	56,065	37,289	42,815	42,738	68,499
Total assets	298,714	285,020	242,463	242,568	287,049
Total debt	194,040	218,225	292,440	304,916	294,007
Total liabilities	230,273	250,962	324,075	334,140	350,484
Total equity (deficit)	68,441	34,058	(81,612)	(91,572)	(63,434)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of the historical financial condition and results of operations in conjunction with our historical consolidated financial statements and accompanying notes, which are included elsewhere in this Annual Report on Form 10-K. In addition, this discussion includes forward-looking statements subject to risks and uncertainties which may result in actual results differing from statements we make. See “Cautionary Note Regarding Forward-Looking Statements.” Factors that could cause actual results to differ include those risks and uncertainties discussed in “Risk Factors”.

The following discussion relates to the audited financial statements of the Company included elsewhere in this Annual Report on Form 10-K. In this discussion, unless the context requires otherwise, references to “our Company” “we,” “our,” or “us” refer to Standard Diversified Opportunities Inc. and our consolidated subsidiaries. References to “SDOI” refer to Standard Diversified Opportunities Inc. without any of its subsidiaries. Dollars are in thousands, except where designated and in per share data.  Many of the amounts and percentages in this discussion have been rounded for convenience of presentation.

Overview

We are a holding company. During the year ended December 31, 2017 and prior, our subsidiaries are engaged in the following lines of business:

•	Other tobacco products (Turning Point Brands, Inc. (“Turning Point”), a 51.2% owned subsidiary); and
•	Outdoor advertising (Standard Outdoor LLC (“Standard Outdoor”), a wholly owned subsidiary), beginning in July 2017.

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

Recent Developments

Term Loan Borrowing and Credit Facility Refinancing

On February 2, 2018, SDOI entered into a term loan agreement with Crystal Financial LLC (“Crystal Term Loan”). The Crystal Term Loan provides for an initial term loan of $10.0 million and a commitment to provide additional term loans of up to $15.0 million. The proceeds will be used to finance a portion of the acquisition of certain billboards, fund certain fees and expenses, and provide working capital for SDOI.

On March 7, 2018, Turning Point entered into a $250 million credit facility consisting of $200 million in first and second lien term loans and $50 million in a revolving credit facility (collectively, the “2018 Credit Facility”). Turning Point used a portion of the proceeds from the 2018 Credit Facility to repay, in full, the 2017 Credit Facility.

Other Developments

On February 20, 2018, SDOI acquired assets consisting of 86 billboard structures located in Georgia and Florida, as well as the ground leases and advertising contracts relating to such billboard structures for total consideration of approximately $6.9 million, subject to customary and valuation adjustments, of which $3.2 million was paid in cash, $3.5 million is payable under a promissory note and the remainder was paid in our Class A common shares.

On January 18, 2018, SDOI acquired assets consisting of 83 billboard structures located in Alabama, as well as the ground leases and advertising contracts relating to such billboard structures for total consideration of approximately $10.5 million, subject to customary and valuation adjustments, of which $4.0 million was paid in cash and the remaining $6.5 million is payable under a promissory note.

On January 12, 2018, SDOI issued 181,825 shares of its Class A common stock in a private placement for gross proceeds of $2.0 million.

On January 2, 2018, SDOI acquired all of the outstanding capital stock of Interboro Holdings, Inc. ("Interboro") for a cash purchase price of $2.5 million. Under the name Maidstone Insurance Company (“Maidstone”), Interboro offers personal automobile insurance, primarily in the State of New York.

On November 9, 2017, the Board of Directors of Turning Point approved the initiation of a cash dividend to its shareholders. The initial quarterly dividend of $0.04 per common share was paid on December 15, 2017 to shareholders of record at the close of business on November 27, 2017. Approximately $0.4 million was distributed to noncontrolling interest holders outside of SDOI as a result of this dividend.

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

On July 3, 2017, SDOI acquired assets consisting of five billboards located in several counties near Austin, Texas for total consideration of approximately $0.3 million.

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

Overview of Turning Point

Turning Point is a leading independent provider of Other Tobacco Products (“OTP”) in the U.S. Turning Point sells a wide range of products across the OTP spectrum including moist snuff tobacco (“MST”), loose leaf chewing tobacco, premium cigarette papers, make-your-own (“MYO”) cigar wraps and cigar smoking tobacco, cigars, liquid vapor products, and tobacco vaporizer products; but, Turning Point does not sell cigarettes. Turning Point estimates the OTP industry generated approximately $11 billion in manufacturer revenue in 2017. In contrast to manufactured cigarettes, which have been experiencing declining volumes for decades based on data published by the Alcohol and Tobacco Tax and Trade Bureau (“TTB”), the OTP industry is demonstrating increased consumer appeal with low to mid-single digit consumer unit growth as reported by Management Science Associates, Inc. (“MSAi”), a third-party analytics and informatics company. Under the leadership of a senior management team with an average of 22 years of experience in the tobacco industry, Turning Point has grown and diversified its business through new product launches, category expansions, and acquisitions while concurrently improving operational efficiency.

Products

Turning Point operates in three segments: (i) Smokeless products, (ii) Smoking products and (iii) NewGen products. In its Smokeless products segment Turning Point manufactures and market moist snuff and contract for and market loose leaf chewing tobacco products. In its Smoking products segment, Turning Point (i) market and distribute cigarette papers and related products, (ii) market and distribute MYO cigar wraps, MYO loose cigar smoking tobacco, and cigars, and (iii) package, market, and distribute traditional pipe tobaccos. In its NewGen products segment, Turning Point (i) markets and distributes liquid vapor products, tobacco vaporizer products, and certain other products without tobacco and/or nicotine; (ii) distributes a wide assortment of vaping related products to non-traditional retail via VaporBeast and Vapor Shark; and (iii) distributes a wide assortment of vaping related products to individual consumers via Vapor Shark branded retail outlets.

Turning Point’s portfolio of brands includes some of the most widely recognized names in the OTP industry, such as Stoker’s®, Zig-Zag®, and VaporBeast®. The following table sets forth the market share and category rank of Turning Point’s core products and demonstrates their industry positions:

Product	TPB Segment	Market Share (1)	Category Rank (1)
Chewing Tobacco	Smokeless Products	17.9%	#1 discount, #2 overall
Moist Snuff	Smokeless Products	2.9%	#4 discount, #7 overall
Cigarette Papers	Smoking Products	32.9%	#1 premium
MYO Cigar Wraps	Smoking Products	76.0%	#1 overall
(1)	Market share and category rank data for all products are derived from MSAi data as of 12/31/17.

Operations

As of December 31, 2017, Turning Point’s products are available in approximately 170,000 U.S. retail locations which, with the addition of retail stores in Canada, brings its total North American retail presence to an estimated 200,000 points of distribution. Turning Point subscribes to a sales tracking system from MSAi that records all OTP product shipments (Turning Point’s as well as those of Turning Point’s competitors) from approximately 900 wholesalers to over 250,000 retail stores in the U.S. This system enables Turning Point to understand individual product share and volume trends across multiple categories down to the individual retail store level, allowing Turning Point to allocate field sales force coverage to the highest opportunity stores. Turning Point’s sales and marketing group of approximately 145 professionals utilizes the MSAi system to efficiently target markets and sales channels with the highest sales potential.

Turning Point’s core tobacco business (Smokeless and Smoking segments) primarily generates revenues from the sale of its products to wholesale distributors who, in turn, resell the products to retail operations. Turning Point’s acquisition of VaporBeast in November 2016 expanded its revenue streams as they began selling directly to non-traditional retail outlets and to ultimate consumers via non-traditional retail outlets as well. Turning Point’s acquisition of Vapor Shark further expanded its selling network by allowing them to directly reach ultimate consumers through Vapor Shark branded retail outlets. Turning Point’s net sales, which include federal excise taxes, consist of gross sales net of cash discounts, returns, and selling and marketing allowances.

Turning Point relies on long-standing relationships with high-quality, established manufacturers to provide the majority of its produced products. Approximately 87% of Turning Point production, as measured by gross sales, is outsourced to suppliers. The remaining 13% represents Turning Point’s moist snuff tobacco operations located in Dresden, TN, and the packaging of its pipe tobacco in Louisville, KY. Turning Point’s principal operating expenses include the cost of raw materials used to manufacture the limited number of our products which it produces in-house; the cost of finished products, which are generally purchased goods; federal excise taxes; legal expenses; and compensation expenses, including benefits and costs of salaried personnel. Turning Point’s other principal expenses include interest expense and other expenses.

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

Standard Outdoor

Standard Outdoor is an out-of-home advertising business. As of December 31, 2017, and for the period from July 3, 2017 through December 31, 2017, the business consisted of 5 billboard structures located in several counties near Austin, Texas. Revenues include outdoor advertising revenues, while operating expenses primarily include compensation costs, depreciation and rent expense. The results of Standard Outdoor are included in our consolidated operating results from July 3, 2017, the date of acquisition, and are immaterial to our consolidated financial statements in 2017.

Critical Accounting Policies and Uses of Estimates

The Company’s accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements, which are incorporated herein by reference. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States.  When more than one accounting principle, or the method of its application, is generally accepted, we select the principle or method that is appropriate in the specific circumstances. Application of these accounting principles requires us to make estimates about the future resolution of existing uncertainties. Actual results could differ from these estimates. We evaluate our estimates, including those related to revenue recognition, collectability of accounts receivable, inventory valuation and obsolescence, goodwill, intangibles, pension and postretirement obligations, income taxes, litigation, and contingencies on an ongoing basis. We base these estimates on our historical experience and other assumptions we believe are appropriate under the circumstances. In preparing these consolidated financial statements, we have made our best estimates and judgments of the amounts and disclosures included in the consolidated financial statements.

Revenue Recognition

We recognize revenues, net of sales incentives and sales returns, including shipping and handling charges billed to customers, upon delivery to the customer at which time there is a transfer of title and risk of loss to the customer in accordance with ASC 605-10-S99. We classify customer rebates as sales deductions in accordance with the requirements of ASC 605-50-25.

Derivative Instruments

We use foreign currency forward contracts to hedge a portion of our exposure to changes in foreign currency exchange rates from time to time. We account for our forward contracts under the provisions of ASC 815, Derivatives and Hedging. Under our policy, as amended, we may hedge up to 100% of its anticipated purchases of inventory in the denominated invoice currency over a forward period not to exceed twelve months. We may also, from time to time, hedge up to ninety percent of its non-inventory purchases in the denominated invoice currency. Forward contracts that qualify as hedges are adjusted to their fair value through other comprehensive income as determined by market prices on the measurement date except any hedge ineffectiveness which is recognized currently in income. Gains and losses on these contracts are transferred from other comprehensive income into net income as the related inventories are received. Changes in fair value of any contracts that do not qualify for hedge accounting or are not designated as hedges are recognized in income currently.

Goodwill and Other Intangible Assets

We follow the provisions of ASC 350, Intangibles – Goodwill and Other. In accordance with ASC 350-20-35, goodwill and indefinite-lived intangible assets are reviewed for impairment annually on December 31, or more frequently if certain indicators are present. If the carrying value of the goodwill or indefinite-life intangible asset exceeds its fair value, which is determined using discounted cash flows, the goodwill or intangible asset is considered impaired. The carrying value of the goodwill or indefinite-life intangible asset would then be reduced to fair value. For goodwill, the determination of a reporting unit’s fair value involves, among other things, our  market capitalization and application of the income approach, which includes developing forecasts of future cash flows and determining an appropriate discount rate. Currently our only goodwill is recorded at our subsidiary, Turning Point.

Based on Turning Point’s annual goodwill impairment testing, the estimated fair values of each of Turning Point’s reporting units were substantially in excess of the respective carrying values.

Fair Value

GAAP establishes a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to unobservable inputs (level 3). The three levels of the fair value hierarchy under GAAP are described below:

•	Level 1 – Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets at the measurement date.
•
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

•	Level 3 – Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

Retirement Plans

We follow the provisions of ASC 715, Compensation – Retirement Benefits in accounting for our retirement plans, which requires an employer to (i) recognize in its statement of financial position the funded status of a benefit plan, measured as the difference between the fair value of plan assets and benefit obligations; (ii) recognize, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost; and (iii) measure defined benefit plan assets and obligations as of the date of the employer’s statement of financial position.

Income Taxes

We account for income taxes under ASC 740. We record the effects of income taxes under the liability method in which deferred income tax assets and liabilities are recognized based on the difference between the financial and tax basis of assets and liabilities using the enacted tax rates in effect for the years in which the differences are expected to reverse. We assess our ability to realize future benefits of deferred tax assets by determining if they meet the “more likely than not” criteria in ASC 740, Income Taxes. If we determine that future benefits do not meet the “more likely than not” criteria, a valuation allowance is recorded.

Noncontrolling Interests

These consolidated financial statements reflect the application of Accounting Standards Codification Topic 810, Consolidations (“ASC 810”) which establishes accounting and reporting standards that require: (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within shareholder’s equity, but separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statements of income; and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently.

We acquired a 52.1% interest in Turning Point on June 1, 2017 through a reverse acquisition as described in Note 1 and Note 3 of our Notes to Consolidated Financial Statements, which are incorporated herein by reference, for further information. Amounts pertaining to the noncontrolling ownership interest held by third parties in the financial position and operating results of us are reported as noncontrolling interests in the accompanying consolidated financial statements. As of December 31, 2017, we have an ownership interest of 51.2% in Turning Point.

Prior to the acquisition of Vapor Shark by Turning Point on June 30, 2017, it was consolidated by Turning Point as a VIE from April 1, 2017 to June 30, 2017, with its results during this period reflected as noncontrolling interest.

Stock-Based Compensation

We account for stock-based compensation using the fair value method, which requires that compensation costs related to employee share based payment transactions are measured in the financial statements at the fair value on the date of grant and are recognized over the vesting period of the award.

Accounts Receivable

Accounts receivable are recognized at their net realizable value. All accounts receivable are trade-related and are recorded at the invoiced amount and do not bear interest. We maintain allowances for doubtful accounts receivable for estimated uncollectible invoices resulting from the customer’s inability to pay, which may result in write-offs. We recorded an allowance for doubtful accounts of less than $0.1 million at December 31, 2017 and 2016, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost was determined using the LIFO method for approximately 51% of the inventories. Leaf tobacco is presented in current assets in accordance with standard industry practice, notwithstanding the fact that such tobaccos are carried longer than one year for the purpose of curing. We recorded an inventory valuation allowance of $0.5 million and $0.6 million at December 31, 2017 and 2016, respectively.

Consolidated Results of Operations

The table and discussion set forth below relate to our consolidated results of operations:

	Year Ended December 31,
	2017	2016	% Change	2015	% Change
Consolidated Results of Operations Data:
Net sales
Smokeless products	$84,560	$77,913	8.5%	$74,293	4.9%
Smoking products	109,956	111,005	-0.9%	105,898	4.8%
NewGen products	91,261	17,310	427.2%	17,065	1.4%
Other	24	-	NM	-	NM
Total net sales	285,801	206,228	38.6%	197,256	4.5%
Cost of sales	160,936	105,872	52.0%	100,960	4.9%
Gross profit
Smokeless products	42,602	38,634	10.3%	38,521	0.3%
Smoking products	57,146	57,595	-0.8%	52,842	9.0%
NewGen products	25,121	4,127	508.7%	4,933	-16.3%
Other	(4)	-	-100.0%	-	NM
Total gross profit	124,865	100,356	24.4%	96,296	4.2%
Selling, general and administrative expenses	77,944	56,771	37.3%	51,785	9.6%
Operating income	46,921	43,585	7.7%	44,511	-2.1%
Interest expense	16,889	26,621	-36.6%	34,284	-22.4%
Interest income	(64)	-	0.0%	-	NM
Investment income	(438)	(768)	-43.0%	-	NM
Loss on extinguishment of debt	6,116	2,824	116.6%	-	NM
Income before income taxes	24,418	14,908	63.8%	10,227	45.8%
Income tax expense (benefit)	7,280	(12,005)	-160.6%	1,078	-1213.6%
Consolidated net income	17,138	26,913	-36.3%	9,149	194.2%
Amounts attributable to noncontrolling interests	(6,761)	-	NM	-	NM
Net income attributable to SDOI	$10,377	$26,913	-61.4%	$9,149	194.2%

Comparison of Year Ended December 31, 2017, to Year Ended December 31, 2016

Net Sales. For the year ended December 31, 2017, overall net sales increased to $285.8 million from $206.2 million for the year ended December 31, 2016, an increase of $79.6 million or 38.6%. For the year ended December 31, 2017, volumes increased 34.2% and price/mix increased 4.4%.  This increase was substantially due to an increase in NewGen products sales as a result of the acquisitions of VaporBeast and Vapor Shark.

For the year ended December 31, 2017, net sales in the Smokeless products segment increased to $84.6 million from $77.9 million for the year ended December 31, 2016, an increase of $6.6 million or 8.5%. For the year, volume increased 3.4% and price/mix increased 5.1%. Net sales growth was primarily driven by Stoker’s® MST.

For the year ended December 31, 2017, net sales in the Smoking products segment decreased to $110.0 million from $111.0 million for the year ended December 31, 2016, a decrease of $1.0 million or 0.9%. For the year ended December 31, 2017, Smoking products volumes decreased 3.7%, while price/mix increased 2.8%. The decline in net sales is primarily due to reduced investment in the cigar product line to allow for those resources to be used for other product lines with higher margins.

For the year ended December 31, 2017, net sales in the NewGen products segment increased to $91.3 million from $17.3 million for the year ended December 31, 2016, an increase of $74.0 million or 427.2%. For the year ended December 31, 2017, NewGen products volumes increased 415.8%, while price/mix increased 11.4%.  Net sales growth was primarily driven by the acquisitions of VaporBeast and Vapor Shark.

Gross Profit. For the year ended December 31, 2017, overall gross profit increased to $124.9 million from $100.4 million for the year ended December 31, 2016, an increase of $24.5 million or 24.4%, primarily due to acquisition of VaporBeast. Gross margin weakened to 43.7% for the year ended December 31, 2017, from 48.7% for the year ended December 31, 2016, as a result of the mix impact of VaporBeast’s inherently lower distribution margins.

For the year ended December 31, 2017, gross profit in the Smokeless products segment increased to $42.6 million from $38.6 million for the year ended December 31, 2016, an increase of $4.0 million or 10.3%.  Gross profit as a percentage of net sales increased to 50.4% of net sales for the year ended December 31, 2017, from 49.6% of net sales for the year ended December 31, 2016. The increase in gross margin is due to us being able to take price increases and the further expansion of Stoker’s® MST sales, leveraging our Smokeless fixed costs across a higher sales volume.

For the year ended December 31, 2017, gross profit in the Smoking products segment decreased to $57.1 million from $57.6 million for the year ended December 31, 2016, a decrease of $0.4 million or 0.8%.  Gross profit as a percentage of net sales increased to 52.0% of net sales for the year ended December 31, 2017, from 51.9% of net sales for the year ended December 31, 2016.

For the year ended December 31, 2017, gross profit in the NewGen products segment increased to $25.1 million from $4.1 million for the year ended December 31, 2016, an increase of $21.0 million or 508.7%. Gross profit as a percentage of net sales increased to 27.5% of net sales for the year ended December 31, 2017, from 23.8% of net sales for the year ended December 31, 2016, primarily as a result of the change in product mix in the segment and our continued focus on margin expansion in the NewGen segment.

Selling, General and Administrative Expenses. For the year ended December 31, 2017, selling, general and administrative expenses increased to $77.9 million from $56.8 million for the year ended December 31, 2016, an increase of $21.2 million or 37.3%, due primarily to acquisitions of VaporBeast and Vapor Shark, increased legal cost for anti-counterfeiting initiatives related to our Zig-Zag® cigarette papers, and the one-time charge of $0.9 million relating to purchase of the option for the Vapor Shark branded retail stores. Selling, general and administrative expenses also include $2.6 million of SDOI expenses, from its June 1, 2017 acquisition date. These expenses are primarily legal, accounting and other professional fees.

Interest Expense. For the year ended December 31, 2017, interest expense decreased to $16.9 million from $26.6 million for the year ended December 31, 2016, primarily as a result of lower interest rates from Turning Point’s 2017 debt refinancing.

Income Tax Expense (Benefit).  The Company’s income tax expense of $7.3 million, or 29.8% of income before income taxes, for the year ended December 31, 2017, is lower than the expected annual effective tax rate as a result of discrete tax benefits of $4.2 million from the exercise of Turning Point stock options during the year. SDOI contributed no income tax expense or benefit to the consolidated results for the year ended December 31, 2017 because it had a net loss and a full valuation allowance. The Company’s income tax expense for the year ended December 31, 2016, does not bear the normal relationship to income before income taxes primarily due to releasing the valuation allowance on our deferred taxes as we determined that it is more-likely than not that we will realize our deferred tax assets which consist primarily of a federal net operating loss (“NOL”) carryforward.

Interest Income. Investment income for the year ended December 31, 2017 includes $0.1 million from SDOI’s cash and cash equivalents.

Investment Income. For the year ended December 31, 2017 and 2016, investment income relating to investments of the MSA escrow deposits was $0.4 million and $0.8 million, respectively.

Loss on Extinguishment of Debt.  For the year ended December 31, 2017, loss on extinguishment of debt was $6.1 million as the result of Turning Point refinancing its credit facility in the first quarter of 2017. For the year ended December 31, 2016, loss on extinguishment of debt was $2.8 million as the result of Turning Point retiring certain debt with proceeds from its IPO.

Consolidated Net Income. Due to the factors described above, net income for the year ended December 31, 2017 and 2016, was $17.1 million and $26.9 million, respectively.

Amounts Attributable to Non-Controlling Interests. Amounts attributable to noncontrolling interests of $6.8 million for the year ended December 31, 2017 is related to the shareholders of Turning Point who are not SDOI and Vapor Shark, which was accounted for as a VIE by Turning Point during the second quarter of 2017.

Net Income Attributable to SDOI.  Due to the factors described above, net income for the year ended December 31, 2017 and 2016, was $10.4 million and $26.9 million, respectively.

Comparison of Year Ended December 31, 2016, to Year Ended December 31, 2015

Net Sales. For the year ended December 31, 2016, overall net sales increased to $206.2 million from $197.3 million in the year ended December 31, 2015, an increase of $9.0 million, or 4.5% as a result of increases in all of Turning Point’s segments.

For the year ended December 31, 2016, net sales in the Smokeless products segment increased to $77.9 million from $74.3 million in the year ended December 31, 2015, an increase of $3.6 million, or 4.9%. Net sales growth was principally driven by MST. Given the disparity between chew and MST case prices (average chew case price is 2.5 times that of MST), for the year ended December 31, 2016, volume increased 0.2% and price/mix increased 4.6%. Volume was adversely impacted by the October 1 Pennsylvania state excise tax increase.

For the year ended December 31, 2016, net sales in the Smoking products segment increased to $111.0 million from $105.9 million in the year ended December 31, 2015, an increase of $5.1 million, or 4.8%. Net sales growth was driven by continued growth in our MYO cigar wraps and the roll-out of Zig-Zag cigarillo size wraps, which was somewhat offset by cigar declines. For the year ended December 31, 2016, volume increased 1.6% and price/mix increased 3.2%.

For the year ended December 31, 2016, net sales in the NewGen products segment increased to $17.3 million from $17.1 million in the year ended December 31, 2015, an increase of $0.2 million or 1.4% due to the inclusion of one month of VaporBeast net sales partially offset by declines in existing NewGen products. For the year ended December 31, 2016, volume increased 4.9% and price/mix decreased 3.5%.

Gross Profit. For the year ended December 31, 2016, overall gross profit increased to $100.4 million from $96.3 million for the year ended December 31, 2015, an increase of $4.1 million, or 4.2%, principally due to an increase in gross profit in the Smoking products segment, partially offset by a decrease in gross profit in the NewGen products segment.

For the year ended December 31, 2016, gross profit in the Smokeless products segment increased to $38.6 million from $38.5 million for the year ended December 31, 2015, an increase of $0.1 million, or 0.3%. Gross margin for this segment as a percentage of net sales decreased to 49.6% of net sales for the year ended December 31, 2016, from 51.9% in the year ended December 31, 2015, as MST, which is lower margin compared to chew, became a bigger portion of the segment sales. Gross profit was negatively impacted by non-cash inventory adjustments as a result of LIFO.

For the year ended December 31, 2016, gross profit in the Smoking products segment increased to $57.6 million from $52.8 million for the year ended December 31, 2015, an increase of $4.8 million, or 9.0%. Gross margin for this segment as a percentage of net sales increased to 51.9% of net sales for the year ended December 31, 2016, from 49.9% for the year ended December 31, 2015 as selling prices increased at a faster rate than the cost of the goods.

For the year ended December 31, 2016, gross profit in the NewGen products segment decreased to $4.1 million from $4.9 million for the year ended December 31, 2015, a decrease of $0.8 million, or 16.3%. Gross margin for this segment as a percentage of net sales decreased to 23.8% of net sales for the year ended December 31, 2016, from 28.9% for the year ended December 31, 2015, as increased product returns in 2016 led to higher costs.

Selling, General and Administrative Expenses. For the year ended December 31, 2016, selling, general, and administrative expenses increased to $56.8 million from $51.8 million for the year ended December 31, 2015, an increase of $5.0 million, or 9.6%, due to increases in sales and marketing infrastructure, primarily due to increased headcount, Turning Point's IPO related compensation, transaction costs relating to Turning Point's acquisitions, increased legal and litigation expenses and the inclusion of one month of VaporBeast.

Interest Expense and Financing Costs. For the year ended December 31, 2016, interest expense and amortization of deferred financing costs decreased to $26.6 million from $34.3 million for the year ended December 31, 2015, a decrease of $7.7 million, or 22.4%, due to the pay-down of debt as a result of Turning Point's IPO.

Investment Income. In 2016, Turning Point began to invest the MSA escrow deposits. For the year ended December 31, 2016, investment income was $0.8 million relating to these investments.

Loss on Extinguishment of Debt. For the year ended December 31, 2016, loss on extinguishment of debt was $2.8 million as the result of retiring certain debt with proceeds from Turning Point's IPO.

Income Tax Expense (Benefit). For the year ended December 31, 2016, income tax benefit was $12.0 million primarily due to releasing the valuation allowance as Turning Point determined that it is more-likely than not that Turning Point will realize our deferred tax assets which consist primarily of a net operating loss (“NOL”) carryforward. For the year ended December 31, 2015, income tax expense was $1.1 million primarily for state income taxes as federal income taxes were offset by our NOL carryforward.

Net Income. For the year ended December 31, 2016, net income increased to $26.9 million from $9.1 million in the year ended December 31, 2015, an increase of $17.8 million for the reasons set forth above.

Liquidity and Capital Reserves

SDOI and Standard Outdoor

SDOI and Standard Outdoor had cash and cash equivalents totaling $15.6 million at December 31, 2017. From June 1, 2017, the date of the reverse acquisition, we had cash outflows from operating activities of $4.7 million primarily relating to our net loss and payments of our operating expenses. We had cash outflows from investing activities of $0.3 million relating to our acquisition of five billboards near Austin, Texas.

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

Subsequent Event - Term Loan

On February 2, 2018, SDOI entered into a term loan agreement with Crystal Financial LLC (“Crystal Term Loan”). The Crystal Term Loan provides for an initial term loan of $10.0 million and a commitment to provide additional term loans of up to $15.0 million. Subject to the satisfaction of certain conditions, we may request an additional increase in the commitment of up to $25.0 million. The proceeds will be used to finance a portion of the acquisition of certain billboards, fund certain fees and expenses, and provide working capital for the Borrowers. Any incremental term loans will be used to finance permitted acquisitions. The Crystal Term Loan bears interest at a rate equal to the three-month “Libor Rate” as published in The Wall Street Journal plus 7.25%. Interest under the Crystal Term Loan Agreement is payable monthly and is also subject to a commitment fee of $350,000 and agency fee of $50,000, payable upon execution of the Term Loan Agreement and annually thereafter.

Turning Point Brands

Turning Point’s principal uses for cash are working capital, debt service, capital expenditures, and acquisitions. Turning Point believes its cash flows from operations and borrowing availability under the 2018 Revolving Credit Facility (as defined herein) are adequate to satisfy its operating cash requirements for the foreseeable future.

Turning Point’s working capital, which is defined as current assets less current liabilities, increased $4.0 million to $41.3 million at December 31, 2017, compared with $37.3 million at December 31, 2016. The increase in working capital is due to increases in accounts receivable, inventory, and accrued liabilities as a result of increased sales offset by decreases in accounts payable and Turning Point’s revolving credit facility balance as the 2016 revolving credit facility balance was abnormally high due to the acquisition of VaporBeast in November 2016.

	December 31, 2017	December 31, 2016
Current Assets	$79,493	$78,856
Current Liabilities	38,230	41,567

Working Capital	$41,263	$37,289

During the year ended December 31, 2017, Turning Point invested $2.0 million in capital expenditures. Turning Point had unrestricted cash on hand of $2.6 million and $2.9 million as of December 31, 2017 and 2016, respectively. Turning Point had restricted assets of $30.8 million and $30.4 million as of December 31, 2017 and 2016, respectively. Restricted assets consist of escrow deposits under the MSA. On the 25th anniversary of each annual deposit, Turning Point is entitled to receive reimbursement of the principal amount of escrow remaining for that year. See “Master Settlement Agreement” below for details.

Cash Flows from Operating Activities

For the year ended December 31, 2017, net cash provided by operating activities increased to $29.7 million from $9.1 million for the year ended December 31, 2016, an increase of $20.6 million or 225.3%, principally due to an increase in pre-tax income of $12.0 million as Turning Point currently does not pay federal income taxes and interest paid on the PIK Toggle Notes in 2016, which did not recur.

For the year ended December 31, 2016, net cash provided by operating activities decreased to $9.1 million from $24.4 million for the year ended December 31, 2015, a decrease of $15.3 million, or 62.6%, principally due to increases in inventory and accounts payable.

On February 2, 2018, SDOI entered into a term loan agreement with Crystal Financial LLC (“Crystal Term Loan”). The Crystal Term Loan provides for an initial term loan of $10.0 million and a commitment to provide additional term loans of up to $15.0 million. Subject to the satisfaction of certain conditions, we may request an additional increase in the commitment of up to $25.0 million. The proceeds will be used to finance a portion of the acquisition of certain billboards, fund certain fees and expenses, and provide working capital for the Borrowers. Any incremental term loans will be used to finance permitted acquisitions. The Crystal Term Loan bears interest at a rate equal to the three-month “Libor Rate” as published in The Wall Street Journal plus 7.25%. Interest under the Crystal Term Loan Agreement is payable monthly and is also subject to a commitment fee of $350,000 and agency fee of $50,000, payable upon execution of the Term Loan Agreement and annually thereafter.

Cash Flows from Investing Activities

For the year ended December 31, 2017, net cash used in investing activities decreased to $1.9 million from $26.8 million for the year ended December 31, 2016, a decrease of $24.9 million or 92.8%, principally due to the 2016 acquisitions of VaporBeast, certain brands from Wind River, and the land and building in Dresden, Tennessee.

For the year ended December 31, 2016, net cash used in investing activities increased to $26.8 million from $2.0 million for the year ended December 31, 2015, an increase of $24.8 million or 1240.0%, principally due to the 2016 acquisitions of VaporBeast, certain brands from Wind River, and the land and building in Dresden, Tennessee.

Cash Flows from Financing Activities

For the year ended December 31, 2017, net cash used by financing activities was $28.0 million compared with net cash provided by financing activities of $15.7 million for the year ended December 31, 2016, a decrease of $43.8 million or 278.1%, principally due to proceeds from the issuance of stock from Turning Point’s IPO in May 2016 and refinancing costs associated with the 2017 Credit Facility in 2017.

For the year ended December 31, 2016, net cash provided by financing activities was $15.7 million compared with net cash used of $26.0 million for the year ended December 31, 2015, an increase of $41.8 million, principally due to proceeds from the issuance of stock, partially offset by payments on a prior credit facility, PIK Toggle Notes, and redemption of warrants issued by Intrepid.

Long-Term Debt

On February 17, 2017, Turning Point entered into a new $250 million secured credit facility comprised of (i) a First Lien Credit Facility with Fifth Third Bank, as administrative agent, and other lenders (the “2017 First Lien Credit Facility”) and (ii) a Second Lien Credit Facility with Prospect Capital Corporation, as administrative agent, and other lenders (the “2017 Second Lien Credit Facility,” and together with the 2017 First Lien Credit Facility, the “2017 Credit Facility”). Turning Point used the proceeds of the 2017 Credit Facility to repay, in full, its prior credit facility and to pay related fees and expenses.

The 2017 Credit Facility contains customary events of default including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, and change in control defaults. The 2017 Credit Facility also contains certain negative covenants customary for facilities of these types including covenants that, subject to exceptions described in the 2017 Credit Facility, restrict our ability: (i) to pledge assets, (ii) to incur additional indebtedness, (iii) to pay dividends, (iv) to make distributions, (v) to sell assets, and (vi) to make investments.

As of December 31, 2017, Turning Point was in compliance with the financial and restrictive covenants of the 2017 Credit Facility. The following table provides outstanding balances under Turning Point’s debt instruments.

	December 31, 2017	December 31, 2016
2017 Revolving Credit Facility	$8,000	$-
2017 First Lien First Out Term Loan	105,875	-
2017 First Lien Second Out Term Loan	34,738	-
2017 Second Lien Term Loan	55,000	-
Note payable - VaporBeast	2,000	2,000
Revolving Credit Facility	-	15,034
First Lien Term Loan	-	146,451
Second Lien Term Loan	-	59,128
	205,613	222,613
Less deferred financing charges	(3,573)	(4,388)
Less revolving credit facility	(8,000)	(15,034)
Less current maturities of long-term debt	(7,850)	(1,650)
Notes payable and long-term debt	$186,190	$201,541

2017 First Lien Credit Facility

The 2017 First Lien Credit Facility consists of: (i) a $50 million revolving credit facility (the “2017 Revolving Credit Facility”), (ii) a $110 million first out term loan facility (the “2017 First Out Term Loan”), and (iii) a $35 million second out term loan facility (the “2017 Second Out Term Loan”), which will be repaid in full only after repayment in full of the 2017 First Out Term Loan. The 2017 First Lien Credit Facility also includes an accordion feature allowing us to borrow up to an additional $40 million upon the satisfaction of certain conditions, including obtaining commitments from one or more lenders. Borrowings under the 2017 Revolving Credit Facility can be used for general corporate purposes, including acquisitions.

The 2017 First Out Term Loan and the 2017 Revolving Credit Facility have a maturity date of February 17, 2022, and the 2017 Second Out Term Loan has a maturity date of May 17, 2022. The 2017 First Out Term Loan and the 2017 Revolving Credit Facility bear interest at LIBOR plus a spread of 2.5% to 3.5% based on our senior leverage ratio. The 2017 First Out Term Loan has quarterly required payments of $1.4 million beginning June 30, 2017, increasing to $2.1 million on June 30, 2019, and increasing to $2.8 million on June 30, 2021. The 2017 Second Out Term Loan bears interest at LIBOR plus 6% (subject to a floor of 1.00%). The 2017 Second Out Term Loan has quarterly required payments of $0.1 million beginning June 30, 2017.  The 2017 First Lien Credit Facility contains certain financial covenants including maximum senior leverage ratio of 3.75x with step-downs to 3.00x, a maximum total leverage ratio of 4.75x with step-downs to 4.00x, and a minimum fixed charge coverage ratio of 1.20x.  The weighted average interest rate at December 31, 2017, on the 2017 Revolving Credit Facility was 5.05%. The weighted average interest rate at December 31, 2017, on the 2017 First Out Term Loan was 4.61%.  The weighted average interest rate at December 31, 2017, on the 2017 Second Out Term Loan was 7.61%.

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

Note Payable – VaporBeast

On November 30, 2016, Turning Point issued a note payable to VaporBeast’s former shareholders (“VaporBeast Note”). The VaporBeast Note is $2.0 million principal with 6% interest compounded monthly and matures on May 30, 2018. The VaporBeast Note may be prepaid at any time without penalty and is subject to a late-payment penalty of 5% and a default rate of 13% per annum. The VaporBeast Note is subject to customary defaults including defaults for nonpayment, nonperformance, any material breach under the purchase agreement, and bankruptcy or insolvency.

First Lien Term Loan

All of NATC’s subsidiaries, as well as Turning Point Brands, Inc., were guarantors under the First Lien Term Loan.  TPLLC and its sole subsidiary at the date of the agreement, Intrepid, were not guarantors of the First Lien Term Loan. The First Lien Term Loan was secured by a first-priority lien on substantially all of the assets of the borrowers and the guarantors thereunder, including a pledge of the capital stock of NATC or any guarantor, other than certain excluded assets (the “Collateral”).  The loans designated as LIBOR loans bore interest at the LIBOR then in effect (but not less than 1.25%) plus 6.50%, and the loans designated as base rate loans bore interest at (i) the highest of (A) the Prime Rate, (B) the Federal Funds Rate plus 0.50%, (C) LIBOR for an interest period of one month plus 1.00%, and (D) 2.25% per year plus (ii) 5.50%. The First Lien Term Loan was paid in full with proceeds from the 2017 Credit Facility.

Second Lien Term Loan

The Second Lien Term Loan was secured by a second priority security interest in the Collateral and was guaranteed by the same entities as the First Lien Term Loan. Under the Second Lien Term Loan, the loans designated as LIBOR loans bore interest at LIBOR then in effect (but not less than 1.25%) plus 10.25%.  The loans designated as base rate loans bore interest at (i) the highest of (A) the Prime Rate, (B) the Federal Funds Rate plus 0.50%, (C) LIBOR for an interest period of one month plus 1.00%, and (D) 2.25% per year plus (ii) 9.25%.  The Second Lien Term Loan was paid in full with proceeds from the 2017 Credit Facility.

Revolving Credit Facility

The Revolving Credit Facility provided for aggregate commitments of up to $40 million subject to a borrowing base, which was calculated as the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (A) the product of 70% and the value of eligible inventory or (B) the product of 85%, the net recovery percentage identified in the most recent inventory appraisal, and the value of eligible inventory, plus (iii) the lesser of (A) the product of 75% and the value of eligible inventory or (B) the product of 85%, the net recovery percentage identified in the most recent inventory appraisal, and the value of the eligible finished goods inventory, minus (iv) the aggregate amount of reserves established by the administrative agent. The outstanding balance on the Revolving Credit Facility was paid in full with proceeds from the 2017 Credit Facility.

PIK Toggle Notes

On January 13, 2014, Turning Point issued PIK Toggle Notes (“PIK Toggle Notes”) to Standard General Master Fund, L.P. (“Standard General”), with a principal amount of $45 million and warrants to purchase 42,424 of our common stock at $.01 per share, as adjusted for stock splits and other events specified in the agreement. After adjustment for the stock split effected in connection with the IPO of 10.43174381 to 1, the warrants provided for the purchase of 442,558 of our common stock. Due to the issuance of the warrants the PIK Toggle Notes had an original issue discount of $1.7 million and were initially valued at $43.3 million. The PIK Toggle Notes were scheduled to mature, and the warrants to expire, on January 13, 2021.

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

In connection with Turning Point’s IPO, in May 2016, Turning Point redeemed and retired all of the outstanding PIK Toggle Notes in exchange for a combination of cash and shares of its voting common stock. As a result of this transaction, Turning Point incurred a loss on extinguishment of debt of $2.8 million during the second quarter of 2016. The warrants were exercised during 2016.

7% Senior Notes

In January 2014, Turning Point issued 7% Senior Notes to various stockholders with a principal amount of $11 million and warrants to purchase 11,000,000 units of membership interests in Intrepid, which represented 40% of the Intrepid Common Units outstanding on a fully diluted basis, at a purchase price of $1.00 per unit. Due to the issuance of the Intrepid warrants, the 7% Senior Notes had an original issue discount of $2.8 million and were initially valued at $8.2 million. The 7% Senior Notes were scheduled to mature, and the warrants to expire, on December 31, 2023.

The 7% Senior Notes accrued interest at a fixed rate of 7% per annum. The 7% Senior Notes were general unsecured obligations and ranked equally with our other unsecured and unsubordinated debt from time to time outstanding. Redemptions of the 7% Senior Notes could be made by Turning Point at any time without penalty or premium.

In connection with Turning Point’s IPO, in May 2016, Turning Point redeemed and retired all of the outstanding 7% Senior Notes and warrants in exchange for shares of its voting common stock.

Subsequent Event – Refinancing

On March 7, 2018, Turning Point entered into an agreement with Fifth Third Bank, as administrative agent, and other lenders (the “2018 First Lien Credit Facility”) and an agreement with Prospect Capital Corporation, as administrative agent, and other lenders (the “2018 Second Lien Credit Facility,” and together with the 2018 First Lien Credit Facility, the “2018 Credit Facility”), to amend and extend the 2017 Credit Facility. Turning Point is still evaluating the impact of the transaction; however, it expects a loss on extinguishment of debt of approximately $2.4 million in the first quarter of 2018.

The $250 million 2018 Credit Facility consists of the 2018 First Lien Credit Facility, with a $50 million Revolving Credit Facility and a $160 million First Lien Term Loan and the 2018 Second Lien Credit Facility with a $40 million Second Lien Term Loan. The maturity of the First Lien Term Loan was extended to March 7, 2023, and the maturity of the Second Lien Term Loan was extended to March 7, 2024. The 2018 First Lien Credit Facility retains the accordion feature allowing the Company to borrow up to an additional $40 million upon the satisfaction of certain conditions, including obtaining commitments from one or more lenders. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including acquisitions.

The 2018 Credit Facility repaid the 2017 Second Out Term Loan, which had an interest rate of LIBOR plus 6% (subject to a floor of 1.00%) and required quarterly required payments of $0.1 million. The amendment also repaid $15 million of the 2017 Second Lien Term Loan.

The 2018 First Lien Credit Facility bear interest at LIBOR plus a spread of 2.75% to 3.50% based on Turning Point’s senior leverage ratio. The First Lien Term Loan has quarterly required payments of $1.9 million beginning June 30, 2018, increasing to $2.9 million on June 30, 2020, and increasing to $3.9 million on June 30, 2022. The 2018 First Lien Credit Facility contains certain financial covenants including maximum senior leverage ratio of 3.50x with step-downs to 3.00x, a maximum total leverage ratio of 4.50x with step-downs to 4.00x, and a minimum fixed charge coverage ratio of 1.20x.

The 2018 Second Lien Credit Facility bears interest at a rate of LIBOR plus 7.00%. The Second Lien Credit Facility contains certain financial covenants including a maximum senior leverage ratio of 4.00x with step-downs to 3.50x, a maximum total leverage ratio of 5.00x with step-downs to 4.50x, and a minimum fixed charge coverage ratio of 1.10x.

Distribution Agreements

For a description of our material distribution agreements, see “Business—Distribution and Supply Agreements.”

Master Settlement Agreement

On November 23, 1998, the major U.S. cigarette manufacturers, Philip Morris USA, Inc., Brown & Williamson Tobacco Corporation, Lorillard Tobacco Company and R.J. Reynolds Tobacco Company, entered into the MSA with attorneys general representing states that agreed to settle certain recovery actions (the “Settling States”). In order to be in compliance with the MSA and subsequent states’ statutes, Turning Point was required to fund an escrow account with each of the Settling States based on the number of cigarettes or cigarette equivalents (which is measured by pounds of MYO cigarette smoking tobacco) sold in such state. Funding of the escrow deposit by Turning Point in 2017 was less than $0.1 million in respect of sales of smoking products in 2017. Turning Point estimates the total deposits relating to 2017 sales will be less than $0.1 million. Under current MSA legislation, Turning Point will not be required to make escrow deposits after making deposits for 2017 sales as its last remaining product line subject to MSA legislation, MYO cigarette smoking tobacco, was discontinued in the third quarter of 2017. Each year’s deposit will be released from escrow after 25 years. Turning Point is scheduled to begin receiving payments as our escrow deposits are released from escrow beginning in 2024.

The following table summarizes Turning Point’s escrow deposit balances (in thousands) by sales year as of:

	Deposits
Sales Year	December 31, 2017	December 31, 2016
1999	$211	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,715	3,715
2005	4,552	4,552
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,626	1,626
2010	406	406
2011	193	193
2012	199	199
2013	173	173
2014	143	142
2015	101	100
2016	80	37
2017	70	-
Total	$32,057	$31,942

Off-balance Sheet Arrangements

During 2017, we executed no forward contracts. During 2016, we executed various forward contracts for the purchase of €5.6 million with maturity dates from January 26, 2017, to July 17, 2017. At December 31, 2017 and 2016, we had forward contracts for the purchase of €0 and €4.9 million, respectively.

Contractual Obligations

The following table summarizes the Company’s contractual obligations at December 31, 2017 (in thousands):

	Payments due by period
	Total	Less than 1year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations, including interest	$266,052	$29,803	$42,444	$193,805	$-
Operating lease obligations	3,462	1,713	1,749		-
Purchase obligations	37,705	37,705			-
Net assets acquired	$307,219	$69,221	$44,193	$193,805	$-

The total lease expense included in the consolidated statements of income for the years ended December 31, 2017, 2016, and 2015, was $2.6 million, $1.8 million, and $1.8 million, respectively.

Inflation

We believe any effect of inflation at current levels will be minimal. Historically, Turning Point has been able to increase prices at a rate equal to, or greater than, the rate of inflation and believes they will continue to be able to do so for the foreseeable future. In addition, Turning Point has been able to maintain a relatively stable, variable cost structure for its products due, in part, to its successful procurement activities regarding its tobacco products and, in part, to its existing contractual agreement for the purchase of its premium cigarette papers.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Sensitivity

Turning Point’s inventory purchases from Bolloré are denominated in euros. Accordingly, Turning Point has exposure to potentially adverse movements in the euro exchange rate. In addition, Bolloré provides a contractual hedge against catastrophic currency fluctuation in Turning Point’s agreement. Turning Point does not use derivative financial instruments for speculative trading purposes, nor does Turning Point hedge its foreign currency exposure in a manner that offsets the effects of changes in foreign exchange rates.

Turning Point regularly reviews its foreign currency risk and its hedging programs and may as part of that review determine at any time to change its hedging policy. During 2017, Turning Point executed no forward contracts, and at December 31, 2017, Turning Point had no forward contracts for purchase. A 10% change in the euro to U.S. dollars exchange rate would change pre-tax income by approximately $0.8 million per year.

Credit Risk

At December 31, 2017 and 2016, the Company had bank deposits, including Turning Point’s MSA escrows, in excess of federally insured limits of approximately $20.4 million and $5.2 million, respectively. Turning Point has chosen to invest a portion of the MSA escrows in U.S. Government securities including Treasury Notes and Treasury Bonds.

Turning Point sells its products to distributors, retail establishments, and individual consumers (via online sales from the newly acquired VaporBeast and Vapor Shark) throughout the U.S. and also has sales of Zig-Zag® premium cigarette papers in Canada. In 2017 and 2016, Turning Point had no customers that accounted for more than 10% of its gross sales. Turning Point performs periodic credit evaluations of its customers and generally does not require collateral on trade receivables. Historically, Turning Point has not experienced significant losses due to customer credit issues.

Interest Rate Sensitivity

Turning Point has exposure to interest rate volatility principally relating to interest rate changes applicable to loans under its 2017 Revolving Credit Facility and borrowings under the 2017 First Lien Term Loans. As of December 31, 2017, all of Turning Point’s debt with the exception of the 2017 Second Lien Term Loan and VaporBeast Note Payable bears interest at variable rates. Turning Point believes that the effect, if any, of reasonably possible near-term changes in interest rates on its consolidated financial position, results of operations or cash flows would not be significant. A 1% change in the interest rate would change pre-tax income by approximately $1.7 million per year.  SDOI will have exposure to interest rate volatility beginning in the first quarter of 2018 as a result of the Crystal Term Loan.

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements and supplemental quarterly financial data of the Company and its subsidiaries are included as part of this Form 10-K:

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Standard Diversified Opportunities Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Standard Diversified Opportunities Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements and Schedule I (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2006.

Greensboro, North Carolina
March 12, 2018

Standard Diversified Opportunities Inc. and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands except share data)

ASSETS	December 31, 2017	December 31, 2016
Current assets:
Cash and cash equivalents	$18,219	$2,865
Accounts receivable, net of allowances of $17 in 2017 and $35 in 2016	3,249	2,181
Inventories	63,296	62,185
Other current assets	10,851	11,625
Total current assets	95,615	78,856
Property, plant and equipment, net	9,172	7,590
Deferred income taxes	450	6,288
Deferred financing costs, net	630	139
Goodwill	134,620	134,390
Other intangible assets, net	26,436	27,138
Master Settlement Agreement - escrow deposits	30,826	30,410
Pension asset	396	-
Other assets	569	209
Total assets	$298,714	$285,020

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,686	$9,153
Accrued liabilities	19,549	15,336
Accrued interest expense	465	394
Current portion of long-term debt	7,850	1,650
Revolving credit facility	8,000	15,034
Total current liabilities	39,550	41,567
Notes payable and long-term debt	186,190	201,541
Postretirement benefits	3,962	4,407
Pension benefits	-	423
Other long-term liabilities	571	3,024
Total liabilities	230,273	250,962

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value; authorized shares 500,000,000; -0- issued and outstanding shares	-	-
Class A common stock, $0.01 par value; authorized shares, 300,000,000; 8,347,123 issued and outstanding and 857,714 issued shares at December 31, 2017 and December 31, 2016, respectively	83	9
Class B common stock, $0.01 par value; authorized shares, 30,000,000; 8,040,275 and 841,448 issued and outstanding shares at December 31, 2017 and December 31, 2016, respectively; convertible into Class A shares on a one-for-one basis	81	9
Additional paid-in capital	70,813	105,616
Class A Treasury stock, 16,266 common shares at cost at December 31, 2016.	-	(555)
Accumulated other comprehensive loss	(1,558)	(4,049)
Accumulated deficit	(26,982)	(66,972)
Total stockholders' equity	42,437	34,058
Noncontrolling interests	26,004	-
Total equity	68,441	34,058
Total liabilities and equity	$298,714	$285,020

The accompanying notes are an integral part of the consolidated financial statements.

Standard Diversified Opportunities Inc. and Subsidiaries
Consolidated Statements of Income
(dollars in thousands except share data)

	Year Ended December 31,
	2017	2016	2015

Net sales	$285,801	$206,228	$197,256
Cost of sales	160,936	105,872	100,960
Gross profit	124,865	100,356	96,296
Selling, general and administrative expenses	77,944	56,771	51,785
Operating income	46,921	43,585	44,511
Interest expense	16,889	26,621	34,284
Interest income	(64)	-	-
Gain on investment	(438)	(768)	-
Loss on extinguishment of debt	6,116	2,824	-
Income before income taxes	24,418	14,908	10,227
Income tax expense (benefit)	7,280	(12,005)	1,078
Net income	17,138	26,913	9,149
Amounts attributable to noncontrolling interests	(6,761)	-	-
Net income attributable to Standard Diversified Opportunities Inc.	$10,377	$26,913	$9,149

Net income attributable to SDOI per Class A and Class B Common Share – Basic	$0.49	$1.10	$0.85
Net income attributable to SDOI per Class A and Class B Common Share – Diluted	$0.48	$1.05	$0.79
Weighted Average Class A and Class B Common Shares Outstanding – Basic	21,223,884	24,549,060	10,728,740
Weighted Average Class A and Class B Common Shares Outstanding – Diluted	21,289,466	25,700,615	11,590,477

The accompanying notes are an integral part of the consolidated financial statements.

Standard Diversified Opportunities Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(dollars in thousands)

	Year Ended December 31,
	2017	2016	2015

Net income	$17,138	$26,913	9,149

Other comprehensive income (loss), net of tax:
Pension and postretirement
Amortization of unrealized (gains) losses recorded in cost of sales	(29)	-	23
Amortization of unrealized losses recorded in selling, general and administrative expenses	442	469	502
Actuarial gain (loss)	1,019	(56)	51
Tax effect	(543)	-	-
Unrealized gain (loss) on investments, net of tax of $114, $582 and $0	187	(950)	-
Other comprehensive income (loss)	1,076	(537)	576
Amounts attributable to noncontrolling interests	(6,761)	-	-
Comprehensive income attributable to Standard Diversified Opportunities Inc.	$11,453	$26,376	9,725

The accompanying notes are an integral part of the consolidated financial statements.

Standard Diversified Opportunities Inc. and Subsidiaries
Consolidated Statement of Equity
(dollars in thousands, except share data)

	Standard Diversified Opportunities Inc. Shareholders

	Class A Common Shares		Class B Common Shares		Class A Treasury Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolli ng Interests	Total

	Shares	Amount	Shares	Amount	Shares	Amount
Balance January 1, 2015 (shares adjusted for reverse stock split and reclassification)	857,714	$9	841,448	$9	(16,266)	$(555)	$13,002	$(4,088)	$(99,949)	$-	$(91,572)
Unrecognized pension and postretirement cost adjustment	-	-	-	-	-	-	-	576	-	-	576
Turning Point stock compensation expense	-	-	-	-	-	-	143	-	-	-	143
Turning Point member unit compensation expense	-	-	-	-	-	-	91	-	-	-	91
Exercise of Turning Point options	-	-	-	-	-	-	1	-	-	-	1
Net income	-	-	-	-	-	-	-	-	9,149	-	9,149
Balance December 31, 2015	857,714	$9	841,448	$9	(16,266)	$(555)	$13,237	$(3,512)	$(90,800)	$-	$(81,612)
Unrecognized pension and postretirement cost adjustment	-	-	-	-	-	-	-	413	-	-	413
Unrealized loss on investments, net of tax of $582	-	-	-	-	-	-	-	(950)	-	-	(950)
Turning Point stock compensation expense	-	-	-	-	-	-	117	-	-	-	117
Turning Point restricted stock compensation expense	-	-	-	-	-	-	50	-	-	-	50
Turning Point member unit compensation expense	-	-	-	-	-	-	13	-	-	-	13
Turning Point warrants exercised	-	-	-	-	-	-	4	-	-	-	4
Turning Point stock issued in IPO	-	-	-	-	-	-	53,635	-	-	-	53,635
Turning Point stock issued in exchange for debt	-	-	-	-	-	-	41,293	-	-	-	41,293
Turning Point restricted stock grant, net of forfeitures	-	-	-	-	-	-	259	-	-	-	259
Exercise of Turning Point options	-	-	-	-	-	-	169	-	-	-	169
Redemption of Turning Point options	-	-	-	-	-	-	(85)	-	-	-	(85)
Redemption of Intrepid options by Turning Point	-	-	-	-	-	-	(326)	-	(335)	-	(661)
Redemption of Intrepid warrants by Turning Point	-	-	-	-	-	-	(2,750)	-	(2,750)	-	(5,500)
Net income	-	-	-	-	-	-	-	-	26,913	-	26,913
Balance December 31, 2016	857,714	$9	841,448	$9	(16,266)	$(555)	$105,616	$(4,049)	$(66,972)	$-	$34,058
Vesting of SDOI restricted stock	13,700	-	13,700	-	-	-	-	-	-	-	-
Issuance of Class A and Class B Common shares to former holders of Turning Point Brands shares in reverse acquisition	7,335,018	73	7,335,018	73	-	-	16,771	-	-	-	16,917
Allocation of Turning Point Brands equity to noncontrolling interests as part of reverse acquisition	-	-	-	-	-	-	(50,234)	1,788	29,613	18,833	-
Conversion of Class B common stock into Class A common stock	149,891	1	(149,891)	(1)	-	-	-	-	-	-	-
Issuance of Class A common stock in business combination	3,757	-	-	-	-	-	39	-	-	-	39
Issuance of Class A common stock for services performed	3,309	-	-	-	-	-	34	-	-	-	34
Retirement of Class A treasury shares	(16,266)	-	-	-	16,266	555	(555)	-	-	-	-
Unrecognized pension and postretirement cost adjustment	-	-	-	-	-	-	-	523	-	366	889
Unrealized gain on investments	-	-	-	-	-	-	-	180	-	7	187
SDOI stock-based compensation	-	-	-	-	-	-	249	-	-	-	249
Impact of Turning Point equity transactions on APIC and NCI	-	-	-	-	-	-	(547)	-	-	(140)	(687)
Turning Point acquisition of noncontrolling interest	-	-	-	-	-	-	(560)	-	-	560	-
Turning Point distribution to noncontrolling interest	-	-	-	-	-	-	-	-	-	(4)	(4)
Turning Point dividend paid to noncontrolling interests	-	-	-	-	-	-	-	-	-	(379)	(379)
Net income	-	-	-	-	-	-	-	-	10,377	6,761	17,138
Balance December 31, 2017	8,347,123	$83	8,040,275	$81	-	$-	$70,813	$(1,558)	$(26,982)	$26,004	$68,441

The accompanying notes are an integral part of the consolidated financial statements.

Standard Diversified Opportunities Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$17,138	$26,913	$9,149
Adjustments to reconcile net income to net cash provided by (used in) in operating activities:
Loss on extinguishment of debt	6,116	2,824	-
Loss (Gain) on sale of property, plant and equipment	150	-	(2)
Depreciation expense	1,642	1,227	1,059
Amortization of deferred financing costs	1,005	1,419	1,448
Amortization of original issue discount	66	724	1,048
Amortization of other intangible assets	702	58	-
Interest incurred but not paid on PIK Toggle Notes	-	3,422	8,229
Interest incurred but not paid on 7% Senior Notes	-	329	851
Interest paid on PIK Toggle Notes	-	(9,893)	-
Reserve of note receivable	-	430	-
Deferred income taxes	5,181	(12,719)	51
Stock-based compensation expense	969	180	234
Changes in operating assets and liabilities:
Accounts receivable	(1,068)	2,072	(1,407)
Inventories	495	(12,513)	2,032
Other current assets	1,263	1,361	49
Pension asset	(396)	-	-
Other assets	60	(100)	(118)
Accounts payable	(5,702)	3,631	1,784
Accrued pension liabilities	588	262	163
Accrued postretirement liabilities	(24)	(172)	(179)
Accrued liabilities and other	(3,239)	(327)	39
Net cash provided by operating activities	24,946	9,128	24,430

Cash flows from investing activities:
Cash and cash equivalents acquired in reverse acquisition	20,253	-	-
Acquisitions	(22)	(23,625)	-
Capital expenditures	(2,021)	(3,207)	(1,602)
Payments for investments	(179)	-	-
Proceeds from sale of property, plant and equipment	-	-	2
Issuance of note receivable	-	-	(430)
Net cash provided by (used in) investing activities	18,031	(26,832)	(2,030)

Standard Diversified Opportunities Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from financing activities:
Proceeds from 2017 revolving credit facility	8,000	-	-
Proceeds from 2017 first lien term loans	145,000	-	-
Proceeds from 2017 second lien term loan	55,000	-	-
Payments of 2017 first lien term loans	(4,387)	-	-
Payments of financing costs	(4,783)	(450)
Proceeds from (payments of) revolving credit facility, net	(15,083)	15,016	(7,335)
Payments of first lien term loan	(147,362)	(4,388)	(16,649)
Payments of second lien term loan	(60,000)	(20,000)	-
Payment of Vapor Shark loans	(1,867)	-	-
Prepaid Turning Point Brands equity issuance costs	(453)	-	(2,049)
Payment of PIK Toggle Notes	-	(24,107)	-
Redemption of subsidiary options by Turning Point Brands	-	(661)	-
Redemption of subsidiary warrants by Turning Point Brands	-	(5,500)	-
Turning Point Brands exercise of stock options	1,431	-	-
Turning Point Brands exercise of warrants	-	4	1
Turning Point Brands redemption of options	(1,740)	(85)	-
Turning Point Brands surrender of options	(1,000)	169	-
Proceeds from issuance of Turning Point Brands stock	-	55,736	-
Turning Point dividend to noncontrolling interests	(375)	-	-
Distribution to noncontrolling interest of Turning Point Brands	(4)	-	-
Net cash (used in) provided by financing activities	(27,623)	15,734	(26,032)

Net increase (decrease) in cash	15,354	(1,970)	(3,632)
Cash, beginning of period	2,865	4,835	8,467
Cash, end of period	$18,219	$2,865	$4,835

Supplemental schedule of cash flow information:
Cash paid during the period for interest	$15,828	$34,553	$23,157
Cash paid during the period for income taxes, net	$1,811	$623	$1,027

Supplemental schedule of noncash investing and financing activities:
Issuance of SDOI shares in business combination	$39	$-	$-
Issuance of Turning Point Brands restricted stock	$-	$279	$-
Conversion of PIK Toggle Notes to equity	$-	$29,014	$-
Conversion of 7% Senior Notes to equity	$-	$10,074	$-
Accrued expenses incurred for prepaid equity issuance costs	$-	$-	$1,129
Common stock issued in connection with reverse acquisition	$16,917	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

Standard Diversified Opportunities Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in thousands, except where designated and per share data)

Note 1.	Organization and Description of Business

The accompanying consolidated financial statements include the results of operations of Standard Diversified Opportunities Inc. (“SDOI”), a holding company, and its subsidiaries (collectively, “the Company”).

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

On June 1, 2017, SDOI consummated a Contribution and Exchange Transaction (the “Contribution and Exchange”) to acquire a 52.1% controlling interest in Turning Point Brands, Inc. (“Turning Point”). The transaction was accounted for as a recapitalization or reverse acquisition. Turning Point was the accounting acquirer for financial reporting purposes, notwithstanding the legal form of the transaction.  The primary reason the transaction was treated as a purchase by Turning Point rather than a purchase by SDOI was because SDOI was a shell company with limited operations and Turning Point’s stockholders gained majority control of the outstanding voting power of the Company’s equity securities through their collective ownership of a majority of the outstanding shares of Company common stock. Consequently, reverse acquisition accounting has been applied to the transaction. Accordingly, the historical financial statements of Turning Point through May 31, 2017 became the Company’s historical financial statements, including the comparative prior periods. These consolidated financial statements include the results of SDOI from June 1, 2017, the date the reverse acquisition was consummated. As of December 31, 2017, SDOI has a 51.2% ownership interest in Turning Point.

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

The capital structure, including the number and type of shares issued appearing in the consolidated balance sheets for the periods presented, reflects that of the legal parent or accounting acquiree, SDOI, including the shares issued to effect the reverse acquisition after the Contribution and Exchange and the capital structure modified by the 1-for-25 exchange ratio of the SDOI shares outstanding prior to the consummation of the Contribution and Exchange. As a result of the reverse acquisition, stockholders’ equity has been retrospectively adjusted as of the earliest period presented in these consolidated financial statements. These adjustments include an increase of $9 to the par value of Class A common stock issued, an increase of $9 to the par value of Class B common stock issued, a decrease of $72 in the par value of common stock, an increase of $(555) in treasury stock and an increase of $609 to additional paid-in capital as of January 1, 2015. There was no change to Turning Point’s historical total stockholders’ equity as a result of the reverse acquisition.

All references in the consolidated financial statements presented herein to the number of shares and per share amounts of common stock have been retroactively restated to reflect the reclassification of common stock, the shares issued in the Contribution and Exchange and the dividend of Class B Common Stock. Refer to Note 4, Acquisitions, for further information. As a result of the consummation of the Contribution and Exchange, SDOI is no longer a shell company.

Note 2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

SDOI is now a holding company and its consolidated financial statements include Turning Point and its subsidiaries. Turning Point is also a holding company, which owns North Atlantic Trading Company, Inc. (“NATC”), and its subsidiaries and Turning Point Brands, LLC (“TPLLC”), and its subsidiaries. Except where the context indicates otherwise, references to Turning Point include Turning Point; NATC and its subsidiaries National Tobacco Company, L.P. (“NTC”), National Tobacco Finance, LLC (“NTFLLC”), North Atlantic Operating Company, Inc. (“NAOC”), North Atlantic Cigarette Company, Inc. (“NACC”), and RBJ Sales, Inc. (“RBJ”); and TPLLC and its subsidiaries Intrepid Brands, LLC (“Intrepid”), VaporBeast, LLC (“VaporBeast,” f/k/a Smoke Free Technologies, Inc.), and Vapor Shark, LLC, and its subsidiaries (collectively, “Vapor Shark,” f/k/a The Hand Media). Effective December 31, 2017, Turning Point (1) merged Smoke Free Technologies, Inc., into VaporBeast, LLC, (2) transferred direct ownership of VaporBeast from NATC to TPLLC, and (3) converted National Tobacco Finance Corporation to an LLC—NTFLLC.

Turning Point is the second largest marketer of loose leaf chewing tobacco in the United States, selling its products under the Beech-Nut®, Trophy®, Havana Blossom®, Durango®, Stoker’s®, Our Pride®, Big Mountain®, Appalachia™, Springfield Standard®, and Snake River® brands. NTC manufactures and markets Stoker’s® moist snuff. NTC packages and markets for NAOC, on a contract basis, Zig-Zag® cigar blend smoking tobacco; markets Zig-Zag® make-your-own (“MYO”) cigar wraps and cigars; and processes, packages, and markets Red Cap™ pipe tobacco. NAOC is a leading importer in the United States of premium cigarette papers and related products, which are sold under the Zig-Zag® brand name pursuant to an exclusive long-term distribution agreement with Bolloré, S.A. Intrepid markets products that do not contain tobacco leaf, including herbal products under the Primal brand, electronic cigarettes (“e-cigarettes”), vaporizers, liquid vapor products, and tobacco vaporizers under the Zig-Zag® and V2 brands. VaporBeast and Vapor Shark are primarily e-commerce companies that focus on the sales, distribution, and development of alternatives to combustible cigarettes such as e-cigarettes, e-liquids, and accessories. Vapor Shark also owns and operates seven retail stores throughout southern Florida.

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company’s significant estimates include those affecting the valuation of goodwill and other intangible assets, assumptions used in determining pension and postretirement benefit obligations, and deferred income tax valuation allowances.

As a result of the consummation of the Contribution and Exchange, the historical financial statements of Turning Point became the Company’s historical financial statements. Accordingly, the historical financial statements of Turning Point are included in the comparative prior periods. The operating results of SDOI are included in these financial statements beginning on June 1, 2017.

The consolidated financial statements include the accounts of the Company, its subsidiaries, all of which are wholly-owned, and the results of Vapor Shark from April 1, 2017, through June 30, 2017. All intercompany transactions have been eliminated.

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

The consolidated financial statements also include the results of Standard Outdoor LLC, a wholly-owned subsidiary, since July 3, 2017, the date of acquisition. See Note 3 – Acquisitions.

Certain prior years amounts have been reclassified to conform to the current year’s presentation. The changes did not have an impact on the Company’s consolidated results of operations or cash flows in any of the periods presented.

Noncontrolling Interests

These consolidated financial statements reflect the application of Accounting Standards Codification Topic 810, Consolidations (“ASC 810”) which establishes accounting and reporting standards that require: (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within shareholder’s equity, but separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statements of income; and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently.

SDOI acquired a 52.1% interest in Turning Point on June 1, 2017 through a reverse acquisition as described in Note 1. Amounts pertaining to the noncontrolling ownership interest held by third parties in the financial position and operating results of the Company are reported as noncontrolling interests in the accompanying consolidated financial statements. As of December 31, 2017, SDOI has an ownership interest of 51.2% in Turning Point.

Cash and Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents.

Revenue Recognition

The Company recognizes revenues, net of sales incentives and sales returns, including shipping and handling charges billed to customers, upon delivery to the customer. Delivery signifies a transfer of title and risk of loss to the customer in accordance with ASC 605-10-S99. The Company classifies customer rebates as sales deductions in accordance with the requirements of ASC 605-50-25.

Derivative Instruments

The Company uses foreign currency forward contracts to hedge a portion of its exposure to changes in foreign currency exchange rates from time to time. The Company accounts for its forward contracts under the provisions of ASC 815, Derivatives and Hedging. Under The Company policy, as amended, it may hedge up to 100% of its anticipated purchases of inventory in the denominated invoice currency over a forward period not to exceed twelve months. The Company may also, from time to time, hedge up to ninety percent of its non-inventory purchases in the denominated invoice currency. Forward contracts that qualify as hedges are adjusted to their fair value through other comprehensive income as determined by market prices on the measurement date except any hedge ineffectiveness which is recognized currently in income. Gains and losses on these contracts are transferred from other comprehensive income into net income as the related inventories are received. Changes in fair value of any contracts that do not qualify for hedge accounting or are not designated as hedges are recognized in income currently.

Shipping Costs

The Company records shipping costs incurred as a component of selling, general and administrative expenses. Shipping costs incurred were approximately $10.4 million, $6.5 million and $6.4 million in 2017, 2016 and 2015, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. These expenses, classified as selling, general and administrative expenses, were approximately $1.9 million, $1.8 million and $1.4 million in 2017, 2016 and 2015, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for approximately 51% of the inventories. Leaf tobacco is presented in current assets in accordance with standard industry practice, notwithstanding the fact that such tobaccos are carried longer than one year for the purpose of curing.

Property, Plant and Equipment

Property, Plant and Equipment are stated at cost net of impairment less accumulated depreciation. Depreciation is provided using the straight-line method over the lesser of the estimated useful lives of the assets or the life of the leases for leasehold improvements (4 to 7 years for machinery, 10 years for billboards, equipment and furniture, 10 to 15 years for leasehold improvements and up to 15 years for buildings and building improvements). Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and improvements are capitalized and depreciated over their estimated useful lives. Upon disposition of fixed assets, the costs and related accumulated depreciation amounts are relieved and any resulting gain or loss is reflected in operations during the period of disposition.

Long-lived assets are reviewed for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Goodwill and Other Intangible Assets

 The Company follows the provisions of ASC 350, Intangibles – Goodwill and Other. In accordance with ASC 350-20-35, goodwill and indefinite-lived intangible assets are reviewed for impairment annually on December 31 or more frequently if certain indicators arise. If the carrying value of goodwill exceeds its fair value, which is determined using discounted cash flows, goodwill is considered impaired. The amount of impairment loss is measured as the difference between the carrying value and the implied fair value. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, which is determined using discounted cash flows, the intangible asset is considered impaired and is reduced to fair value.

The Company had no such impairment of Goodwill and Other Intangible Assets as of December 31, 2017.

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

Retirement Plans

The Company follows the provisions of ASC 715, Compensation – Retirement Benefits in accounting for its retirement plans, which requires an employer to (i) recognize in its statement of financial position the funded status of a benefit plan, measured as the difference between the fair value of plan assets and benefit obligations; (ii) recognize, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost; and (iii) measure defined benefit plan assets and obligations as of the date of the employer’s statement of financial position.

Deferred Financing Costs

Deferred financing costs are amortized over the terms of the related debt obligations using the effective interest method. Unamortized amounts are expensed upon extinguishment of the related borrowings. Deferred financing costs are presented as a direct deduction from the carrying amount of that debt liability except for deferred financing costs relating to Turning Point’s revolving credit facility which are presented as an asset.

Income Taxes

 The Company records the effects of income taxes under the liability method in which deferred income tax assets and liabilities are recognized based on the difference between the financial and tax basis of assets and liabilities using the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company assesses its ability to realize future benefits of deferred tax assets to determine if they meet the “more likely than not” criteria in ASC 740, Income Taxes. If the Company determines that future benefits do not meet the “more likely than not” criteria, a valuation allowance is recorded.

Advertising and Promotion

Advertising and promotion costs, including point of sale materials, are expensed as incurred and amounted to $3.4 million, $3.9 million and $2.8 million for the years ending December 31, 2017, 2016 and 2015, respectively.

Risks and Uncertainties

Manufacturers and sellers of tobacco products are subject to regulation at the federal, state, and local levels. Such regulations include, among others, labeling requirements, limitations on advertising, and prohibition of sales to minors. The trend in recent years has been toward increased regulation of the tobacco industry. There can be no assurance as to the ultimate content, timing, or effect of any regulation of tobacco products by any federal, state, or local legislative or regulatory body, nor can there be any assurance that any such legislation or regulation would not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

The tobacco industry has experienced and is experiencing significant product liability litigation. Most tobacco liability lawsuits have been brought against manufacturers and sellers of cigarettes for injuries allegedly caused by smoking or exposure to smoke. However, several lawsuits have been brought against manufacturers and sellers of smokeless products for injuries to health allegedly caused by use of smokeless products. Typically, such claims assert that use of smokeless products is addictive and causes oral cancer. Additionally, several lawsuits have been brought against manufacturers and distributors of NewGen products due to malfunctioning devices. There can be no assurance the Company will not sustain losses in connection with such lawsuits and that such losses will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Master Settlement Agreement (MSA): Forty-six states, certain U.S. territories and the District of Columbia are parties to the Master Settlement Agreement (“MSA”) and the Smokeless Tobacco Master Settlement Agreement (“STMSA”). To Turning Point’s knowledge, the signatories to the MSA include 49 cigarette manufacturers and/or distributors and the only signatory to the STMSA is US Smokeless Tobacco Company. In Turning Point’s opinion, the fundamental basis for each agreement is the states’ consents to withdraw all claims for monetary, equitable and injunctive relief against certain tobacco products manufacturers and others and, in return, the signatories have agreed to certain marketing restrictions and regulations as well as certain payment obligations.

Pursuant to the MSA and subsequent states’ statutes, a “cigarette manufacturer” (which is defined to also include MYO cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding and maintaining an escrow account, with sub-accounts on behalf of each settling state. The STMSA has no similar provisions. The MSA escrow accounts are governed by states’ statutes that expressly give the manufacturers the option of opening, funding and maintaining an escrow account in lieu of becoming a signatory to the MSA. The statutes require companies, who are not signatories to the MSA, to deposit, on an annual basis, into qualified banks escrow funds based on the number of cigarettes or cigarette equivalents, i.e., the pounds of MYO tobacco, sold. The purpose of these statutes is expressly stated to be to eliminate the cost disadvantage the settling manufacturers have as a result of entering into the MSA. Such companies are entitled to direct the investment of the escrowed funds and withdraw any appreciation, but cannot withdraw the principal for twenty-five years from the year of each annual deposit, except to withdraw funds deposited pursuant to an individual state’s escrow statute to pay a final judgment to that state’s plaintiffs in the event of such a final judgment against the company. Either option – becoming a MSA signatory or establishing an escrow account – is permissible.

The Company has chosen to open and fund an MSA escrow account as its means of compliance. It is management’s opinion, due to the possibility of future federal or state regulations, though none have to date been enacted, that entering into one or both of the settlement agreements or establishing and maintaining an escrow account would not necessarily prevent future regulations from having a material adverse effect on the results of operations, financial position and cash flows of Turning Point.

Various states have enacted or proposed complementary legislation intended to curb the activity of certain manufacturers and importers of cigarettes that are selling into MSA states without signing the MSA or who have failed to properly establish and fund a qualifying escrow account. To the best of Turning Point’s knowledge, no such statute has been enacted which could inadvertently and negatively impact Turning Point, which has been and is currently fully compliant with all applicable laws, regulations and statutes, but there can be no assurance that the enactment of any such complementary legislation in the future will not have a material adverse effect on the results of operations, financial position or cash flows of Turning Point.

Pursuant to the MSA escrow account statutes, in order to be compliant with the MSA escrow requirements, Turning Point is required to deposit such funds for each calendar year into a qualifying escrow account by April 15 of the following year. At December 31, 2017, Turning Point had on deposit approximately $32.1 million, the fair value of which was approximately $30.8 million. Turning Point will be depositing less than $0.1 million into this account by April 15, 2018, relating to 2017 sales. During 2017, less than $0.1 million relating to 2016 sales was deposited into this qualifying escrow account. The investment vehicles available to Turning Point are specified in the state escrow agreements and are limited to low-risk government securities.

Effective April 1, 2009, the federal excise tax on MYO products was increased from $1.0969 per pound to $24.78 per pound of tobacco. With this significant increase in the federal excise tax, Turning Point discontinued its generic category of MYO. Turning Point’s Zig-Zag branded MYO cigarette smoking tobacco line was discontinued in the third quarter of 2017. Thus, pending a change in MSA legislation, Turning Point has no remaining product lines covered by the MSA and will not be required to make escrow deposits after making deposits for 2017 sales by April 15, 2018.

The Company has chosen to invest a portion of the MSA escrow in U.S. Government securities including TIPS, Treasury Notes and Treasury Bonds. These investments are classified as available-for-sale and carried at fair value. Realized losses are prohibited under the MSA and thus any investment in an unrealized loss position will be held until the value is recovered or until maturity. The following shows the fair value of the MSA escrow account as of December 31, 2017:

	December 31,
	2017			2016
	Cost	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents	$3,602	$-	$3,602	$2,786	$-	$-	$2,786
Fair value level 2: U.S. Governmental agency obligations (unrealized loss position < 12 months)	722	(17)	705	29,156	19	(1,551)	27,624
Fair value level 2: U.S. Governmental agency obligations (unrealized loss position > 12 months)	27,733	(1,214)	26,519	-	-	-	-
	$32,057	$(1,231)	$30,826	$31,942	$19	$(1,551)	$30,410

Fair value for the U.S. Governmental agency obligations are Level 2. The following schedule shows the maturities of the U.S. Governmental agency obligations:

	December 31,
	2017	2016
Less than five years	$7,114	$9,113
Six to ten years	17,662	16,141
Greater than ten years	3,679	3,902
Total U.S. Governmental agency obligations	$28,455	$29,156

The following shows the amount of deposits by sales year for the MSA escrow account:

	Deposits
Sales Year	December 31, 2017	December 31, 2016
1999	$211	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,715	3,715
2005	4,552	4,552
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,626	1,626
2010	406	406
2011	193	193
2012	199	199
2013	173	173
2014	143	142
2015	101	100
2016	80	37
2017	70	-
Total	$32,057	$31,942

Tobacco products, cigarette papers and cigarette tubes are subject to federal excise taxes. The following table outlines the federal excise tax rate by product category effective as of April 1, 2009:

Product Category	Cigarette and Tobacco Rates effective April 1, 2009
Cigarettes	$1.0066 per pack
Large Cigars	52.75% of manufacturer's price; cap of $0.4026 per cigar
Little Cigars	$1.0066 per pack
Pipe Tobacco (including Shisha)	$2.8311 per pound
Chewing Tobacco	$0.5033 per pound
Snuff	$1.51 per pound
RYO/MYO and Cigar Wrappers	$24.78 per pound
Cigarette Papers	$0.0315 per 50 papers
Cigarette Tubes	$0.063 per 50 tubes

Any future enactment of increases in federal excise taxes on the Company’s products could have a material adverse effect on the results of operations or financial condition of the Company. The Company is unable to predict the likelihood of passage of future increases in federal excise taxes. As of December 31, 2017, federal excise taxes are not assessed on e-cigarettes and related products.

As of December 31, 2017, California, Louisiana, Minnesota, North Carolina, Pennsylvania, West Virginia and the District of Columbia have an excise tax on e-cigarettes. In addition, there are several taxing jurisdictions with an excise tax on e-cigarettes. Several states have also implemented additional measures on e-cigarettes, such as licensing and age restrictions.

Food and Drug Administration (“FDA”)

On June 22, 2009, the Family Smoking Prevention and Tobacco Control Act (“FSPTCA”) authorized the Food and Drug Administration (“FDA”) to immediately regulate the manufacture, sale, and marketing of four categories of tobacco products – cigarettes, cigarette tobacco, roll-your-own tobacco, and smokeless tobacco. On August 8, 2016, the FDA deeming regulation became effective. The deeming regulation gave the FDA the authority to additionally regulate cigars, pipe tobacco, e-cigarettes, vaporizers, and e-liquids as “deemed” tobacco products under the FSPTCA.

The FDA assesses tobacco product user fees on six classes of regulated tobacco products and computes user fees using a methodology similar to the methodology used by the U.S Department of Agriculture to compute the Tobacco Transition Payment Program (“TTPP,” also known as the “Tobacco Buyout”) assessment. First, the total, annual, congressionally established user fee assessment is allocated among the various classes of tobacco products using the federal excise tax weighted market share of tobacco products subject to regulation. Then, the assessment for each class of tobacco products is divided among individual manufacturers and importers.

Prior to October 1, 2016, these FDA user fees applied only to those products then regulated by the FDA.  Effective October 1, 2016, the FDA began additionally applying FDA user fees to newly deemed tobacco products subject to FDA user fees as described above, i.e., cigars and pipe tobacco.

On July 28, 2017, the FDA announced a new direction in regulating tobacco products, including the newly “deemed” markets such as cigars and vapor products. The FDA stated it intends to begin several new rulemaking processes, some of which will outline foundational rules governing the premarket application process for the deemed products, including Substantial Equivalence Applications and Premarket Tobacco Applications. Compliance and related costs could be significant and could increase the costs of operating in Turning Point’s NewGen segment. The original filing deadlines for newly “deemed” products on the market as of August 8, 2016, have been postponed until August 8, 2021, for “combustible” products (e.g., cigar and pipe) and August 8, 2022, for “non-combustible” products (e.g., vapor products). No other filing deadlines were altered. The FDA also acknowledged a “continuum of risk” among tobacco products (i.e., certain tobacco products pose a greater risk to individual and public health than others), that it intends to seek public comment on the role flavors play in attracting youth and the role flavors may play in helping some smokers switch to potentially less harmful forms of nicotine delivery, and that it would be increasing its focus on the regulation of cigarette products.

Consumer Product Safety Commission (“CPSC”)

On July 26, 2016, the CPSC began requiring that e-liquid containers be packaged in child-resistant packaging, as outlined in the Poison Prevention Packaging Act. The Company is not able to predict whether additional packaging requirements will be necessary for its e-liquid products in the future.

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method, which requires that compensation costs related to employee share based payment transactions are measured in the financial statements at the fair value on the date of grant and are recognized over the vesting period of the award.

Concentration of Credit Risk

At December 31, 2017 and 2016, the Company had bank deposits, including MSA escrow accounts, in excess of federally insured limits of approximately $20.4 million and $5.2 million, respectively. During 2016, Turning Point began to invest a portion of its MSA escrow accounts into U.S. Government securities including TIPS, Treasury Notes and Treasury Bonds.

The Company sells its products to distributors and retail establishments throughout the United States and also sells Zig-Zag® premium cigarette papers in Canada. The Company had no customers that accounted for more than 10% of gross, annual sales for 2017, 2016, or 2015.  The Company performs periodic credit evaluations of its customers and generally does not require collateral on trade receivables. Historically, The Company has not experienced significant credit losses.

Accounts Receivable

Accounts receivable are recognized at their net realizable value. All accounts receivable are trade related, recorded at the invoiced amount, and do not bear interest. The Company maintains allowances for doubtful accounts receivable for estimated uncollectible invoices resulting from a customer’s inability to pay (bankruptcy, out of business, etc., i.e. “bad debt” which results in write-offs). The activity of allowance for doubtful accounts during 2017 and 2016 is as follows:

	2017	2016
Balance at beginning of period	$35	$137
Additions to allowance account during period	46	-
Deductions of allowance account during period	(64)	(117)
Other	-	15
Balance at end of period	$17	$35

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. ASU 2014-09 is effective for interim and annual periods beginning on or after December 15, 2017. The guidance permits the use of either a retrospective or cumulative effect transition method. The Company has elected to use the modified retrospective transition method. The Company has completed its assessment and does not expect there will be a significant impact on the timing or amount of revenue recognition, or on net income, upon adoption of ASU 2014-09. Therefore, the Company will not be required to make a cumulative effect adjustment to beginning retained earnings upon adoption of ASU 2014-09 on January 1, 2018.

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

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  This ASU requires that an employer disaggregate the service cost component from the other components of net benefit cost. This ASU also allows only the service cost component of net benefit cost to be eligible for capitalization. ASU 2017-07 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company does not believe the adoption of this standard will have an effect on its financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU allows entities to make a one-time reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for the effects of remeasuring deferred tax liabilities and assets originally recorded in other comprehensive income as a result of the change in the federal tax rate by the Tax Cut and Jobs Act (“TCJA”). The effective date for all entities that elect to make the reclassification is for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted in financial statements for fiscal years or interim periods that have not been issued or made available for issuance as of February 14, 2018. Upon adoption, an entity can elect to apply the guidance either: (a) at the beginning of the period (annual or interim) of adoption or (b) retrospectively to each period (or periods) in which the income tax effects of the TCJA related to items remaining in AOCI are recognized. The Company is currently evaluating the effect the adoption of this standard will have on its financial statements.

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

On June 1, 2017, at the consummation of the Contribution and Exchange, the SG Parties contributed to SDOI 9,842,373 shares of Turning Point Common Stock, representing a 52.1% ownership interest of Turning Point in exchange for 7,335,018 shares of Class A Common Stock of SDOI, based on the exchange ratio described above. Immediately after the consummation of the Contribution and Exchange, SDOI distributed a dividend of 7,335,018 shares of Class B Common Stock to the SG Parties. As of December 31, 2017, SDOI has an ownership interest of 51.2% in Turning Point.

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

The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date and as of December 31, 2017 (in thousands):

Purchase price allocation
Cash and cash equivalents	$20,253
Other current assets	277
Accrued liabilities	(3,613)
Net assets acquired	$16,917

The Company's consolidated financial statements for the year ended December 31, 2017 include SDOI results of operations from the acquisition date of June 1, 2017 through December 31, 2017. Net loss attributable to SDOI during this period and included in the Company's consolidated statements of income for the year ended December 31, 2017 was $2.5 million.

On July 3, 2017, the Company acquired assets consisting of five billboards located in several counties near Austin, Texas for total consideration of approximately $0.3 million.

Acquisitions by Turning Point

Vapor Shark

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

In December 2017, Turning Point offered to pay Vapor Shark’s former sole shareholder $1.5 million in exchange for his option to purchase the company-owned stores. The agreement was finalized in January 2018, and Turning Point paid $1.0 million in February 2018 with the remaining $0.5 million to be paid in 24 monthly installments. As a result of the transaction a $0.9 million charge was recorded, and is included, in selling, general, and administrative expenses in 2017.

Vapor Beast

In November 2016, Turning Point also acquired the outstanding stock of VaporBeast for total consideration of $27.0 million, net of working capital adjustment of $0.4 million. The purchase price was satisfied through $4.0 million in cash at closing, $19.0 million in short-term notes paid in December 2016, plus $4.0 million in payments deferred for eighteen months. Turning Point completed the accounting for the acquisition of VaporBeast in 2017 and resulted in an increase to goodwill of $0.2 million

The following purchase price and goodwill are based on the excess of the acquisition price over the estimated fair value of the tangible and intangible assets acquired:

Purchase price:
Total purchase price	$27,000
Adjustments to purchase price:
Working capital	(400)
Fair value of holdback	(128)
Adjusted purchase price	$26,472

Assets acquired:
Working capital	$4,270
Property and equipment	7
Other intangible assets	16,272
Net assets acquired	$20,549

Goodwill	$5,923

The goodwill of $5.9 million consists of expected synergies and scale from combining the operations with Turning Point’s previously developed NewGen platform and is deductible for tax purposes.

Wind River

On November 18, 2016, Turning Point purchased five chewing tobacco brands from Wind River Tobacco Company (“Wind River”) for $2.5 million. Turning Point paid $0.6 million at closing with the remaining $1.9 million payable quarterly through November 2019, of which $1.3 million was outstanding at December 31, 2017. The transaction was accounted for as an asset purchase with the fair value of the purchase price of $2.4 million assigned to trade names, which have an indefinite life.

Note 4.	Foreign Exchange Contracts

The Company’s policy is to manage the risks associated with foreign exchange rate movements. The policy allows hedging up to 100% of its anticipated purchases of inventory over a forward period that will not exceed 12 rolling and consecutive months. The Company may, from time to time, hedge currency for non-inventory purchases, e.g., production equipment, not to exceed 90% of the purchase price. During 2017, The Company executed no forward contracts. During 2016, The Company executed various forward contracts, none of which met hedge accounting, for the purchase of €5.6 million with maturity dates from January 26, 2017, to July 17, 2017. At December 31, 2017 and 2016, The Company had forward contracts for the purchase of €0 and €4.9 million, respectively.

Note 5.	Fair Value of Financial Instruments

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

Cash and Cash Equivalents

The Company has used Level 1 inputs to determine the fair value of its cash equivalents. As of December 31, 2017, and December 31, 2016, cost represented fair value of the Company's cash and cash equivalents.

Accounts Receivable

The fair value of accounts receivable approximates their carrying value due to their short-term nature.

Revolving Credit Facility

The fair value of the revolving credit facility approximates its carrying value as the interest rate fluctuates with changes in market rates.

Long-Term Debt

The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

As of December 31, 2017, the fair values of the 2017 First Lien Term Loans and the 2017 Second Lien Term Loan approximated $140.6 million and $56.1 million, respectively. See ‘Note 11: Notes Payable and Long-Term Debt’ for details regarding the credit facilities.

As of December 31, 2016, the fair values of the First Lien Term Loans and the Second Lien Term Loan approximated $147.3 million and $60.0 million, respectively. See ‘Note 11: Notes Payable and Long-Term Debt’ for details regarding the credit facilities.

Foreign Exchange

The Company had no forward contracts outstanding as of December 31, 2017. Turning Point had forward contracts as of December 31, 2016 for the purchase of €4.9 million. The fair value of the foreign exchange forward contracts was based upon the quoted market price that resulted in an insignificant liability as of December 31, 2016.

Note 6.	Inventories

The components of inventories at December 31 are as follows:

	2017	2016
Raw materials and work in process	$2,545	$2,596
Leaf tobacco	30,308	27,391
Finished goods - smokeless products	5,834	4,789
Finished goods - smoking products	14,110	18,384
Finished goods - electronic / vaporizer products	14,532	11,993
Other	1,290	1,232
	68,619	66,385
LIFO reserve	(5,323)	(4,200)
	$63,296	$62,185

The following represents the inventory valuation allowance roll-forward, for the years ended December 31:

	2017	2016
Balance at beginning of period	$(600)	$(305)
Charged to cost and expense	(469)	(566)
Deductions for inventory disposed	805	527
Other	(195)	(256)
Balance at end of period	$(459)	$(600)

Note 7.	Property, Plant and Equipment

Property, plant and equipment at December 31 consists of:

	2017	2016
Land	$22	$22
Building and improvements	2,072	1,899
Leasehold improvements	1,873	1,666
Machinery and equipment	12,635	10,532
Advertising structures	329	-
Furniture and fixtures	3,821	3,409
	20,752	17,528
Accumulated depreciation	(11,580)	(9,938)
	$9,172	$7,590

Note 8.	Goodwill and Other Intangible Assets

The following table summarizes goodwill by segment:

	Smokeless	Smoking	New Gen	Total
Balance as of January 1, 2016	$32,590	$96,107	$—	$128,697
Acquisitions	—	—	5,693	5,693
Balance as of December 31, 2016	$32,590	$96,107	$5,693	$134,390
Adjustments	—	—	230	230
Balance as of December 31, 2017	$32,590	$96,107	$5,923	$134,620

The following tables summarize information about the Company’s allocation of other intangible assets. Gross carrying amounts of unamortized, indefinite life intangible assets relating to Stoker’s and Wind River in the Smokeless segment and VaporBeast in the NewGen segment are shown below:

	As of December 31,
	2017			2016
	Smokeless	NewGen	Total	Smokeless	NewGen	Total
Unamortized indefinite life intangible assets:
Trade names	$10,871	$10,786	$21,657	$10,871	$10,786	$21,657
Formulas	53	-	53	53	-	53
Total	$10,924	$10,786	$21,710	$10,924	$10,786	$21,710

Amortized intangible assets relating to the purchase of VaporBeast, included within the NewGen segment, consist of:

	As of December 31,
	2017		2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationships (useful life of 8 years)	$5,386	$729	$5,386	$55
Non-compete agreements (useful life of 3.5 years)	100	31	100	3
Total	$5,486	$760	$5,486	$58

Note 9.	Deferred Financing Costs:

Deferred financing costs relating to the revolving credit facility at December 31 consist of:

	2017	2016
Deferred financing costs, net of accumulated amortization of $134 and $202, respectively	$630	$139

Note 10.	Accrued Liabilities

Accrued liabilities at December 31 consist of:

	2017	2016
Accrued payroll and related items	$5,683	$5,331
Customer returns and allowances	2,707	2,818
Other	11,159	7,187
	$19,549	$15,336

Note 11.	Notes Payable and Long-Term Debt

Notes payable and long-term debt at December 31 consist of the following:

	2017	2016
2017 First Lien First Out Term Loan	$105,875	$-
2017 First Lien Second Out Term Loan	34,738	-
2017 Second Lien Term Loan	55,000	-
Note payable - VaporBeast	2,000	2,000
First Lien Term Loan	-	146,451
Second Lien Term Loan	-	59,128
Total Notes Payable and Long-Term Debt	197,613	207,579
Less deferred finance charges	(3,573)	(4,388)
Less current maturities	(7,850)	(1,650)
	$186,190	$201,541

2017 Credit Facility

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

The 2017 First Out Term Loan and the 2017 Revolving Credit Facility have a maturity date of February 17, 2022, and the 2017 Second Out Term Loan has a maturity date of May 17, 2022. The 2017 First Out Term Loan and the 2017 Revolving Credit Facility bear interest at LIBOR plus a spread of 2.5% to 3.5% based on Turning Point’s senior leverage ratio. The 2017 First Out Term Loan has quarterly required payments of $1.4 million beginning June 30, 2017 increasing to $2.1 million on June 30, 2019 and increasing to $2.8 million on June 30, 2021. The 2017 Second Out Term Loan bears interest at LIBOR plus 6% (subject to a floor of 1.00%). The 2017 Second Out Term Loan has quarterly required payments of $0.1 million beginning June 30, 2017. The 2017 First Lien Credit Facility contains certain financial covenants, including maximum senior leverage ratio of 3.75x with step-downs to 3.00x, a maximum total leverage ratio of 4.75x with step-downs to 4.00x, and a minimum fixed charge coverage ratio of 1.20x. The weighted average interest rate at December 31, 2017, on the 2017 Revolving Credit Facility was 5.05%. The weighted average interest rate at December 31, 2017, on the 2017 First Out Term Loan was 4.61%.  The weighted average interest rate at December 31, 2017, on the 2017 Second Out Term Loan was 7.61%.

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

Note Payable – VaporBeast

On November 30, 2016, Turning Point issued a note payable to VaporBeast’s former shareholders (“VaporBeast Note”). The VaporBeast Note is $2.0 million principal with 6% interest compounded monthly and matures on May 30, 2018. The VaporBeast Note may be prepaid at any time without penalty and is subject to a late-payment penalty of 5% and a default rate of 13% per annum. The VaporBeast Note is subject to customary defaults, including defaults for nonpayment, nonperformance, any material breach under the purchase agreement, and bankruptcy or insolvency.

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

Note 12.	Pension and Postretirement Benefit Plans

 Turning Point has a defined benefit pension plan. Benefits for hourly employees were based on a stated benefit per year of service, reduced by amounts earned in a previous plan. Benefits for salaried employees were based on years of service and the employees’ final compensation. The defined benefit plan is frozen. Turning Point expects to make no contributions to the pension plan in the year ending December 31, 2018.

Turning Point sponsored a defined benefit postretirement plan that covered hourly employees. This plan provides medical and dental benefits. This plan is contributory, with retiree contributions adjusted annually. Turning Point expects to contribute approximately $0.3 million to its postretirement plan in 2018 for the payment of benefits.

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets for the years ended December 31, 2017 and 2016 and a statement of the funded status:

	Pension Benefits		Postretirement Benefits
	2017	2016	2017	2016
Reconciliation of benefit obligations:
Benefit obligation at January 1	$16,780	$16,994	$4,745	$5,003
Service cost	104	104	-	-
Interest cost	649	699	144	173
Actuarial loss (gain)	668	86	(472)	(111)
Benefits paid	(1,080)	(1,103)	(200)	(320)
Benefit obligation at December 31	$17,121	$16,780	$4,217	$4,745

Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	$16,357	$16,507	$-	$-
Actual return on plan assets	2,240	953	-	-
Employer contribution	-	-	200	320
Benefits paid	(1,080)	(1,103)	(200)	(320)
Fair value of plan assets at December 31	$17,517	$16,357	$-	$-

Funded status:
Funded status at December 31	$396	$(423)	$(4,217)	$(4,745)
Unrecognized net actuarial loss (gain)	3,443	4,454	(1,161)	(741)
Net amount recognized	$3,839	4,031	$(5,378)	$(5,486)

The following schedule shows the pension plan in which accumulated benefit obligations exceed plan assets at December 31, 2016. Accumulated benefit obligations did not exceed plan assets at December 31, 2017.

2016
Projected benefit obligation	$16,780
Accumulated benefit obligation	16,780
Fair value of plan assets	16,357

The asset allocation for Turning Point defined benefit plan, by asset category, follows:

	Target Allocation	Percentage of Plan Assets at December 31,
	2018	2017	2016
Asset category:
Equity securities (1)	60.0%	51.4%	62.0%
Debt securities	40.0%	21.6%	26.0%
Cash	0.0%	27.0%	12.0%
Total	100.0%	100.0%	100.0%

(1) No shares of the Company's common stock were included in equity securities at December 31, 2017 or 2016

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Following is the description of the valuation methodologies used for assets measured at fair value subsequent to initial recognition. These methods may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while Turning Point believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the methodologies used at December 31, 2017 and 2016.

Pooled Separate Accounts: Valued at the net asset value (NAV) of shares held by the plan at year end.

Guaranteed Deposit Account: Valued at contract value, which approximates fair value.

Assets measured at fair value on a recurring basis: The table below presents the balances of the plan’s assets measured at fair value on a recurring basis by level within the fair value hierarchy:

	Total	Level 1	Level 2	Level 3
Pooled separate accounts	$12,796	$-	$12,796	$-
Guaranteed deposit account	4,721	-	-	4,721
Total assets at fair value as of December 31, 2017	$17,517	-	$12,796	$4,721

Pooled separate accounts	$14,391	$-	$14,391	$-
Guaranteed deposit account	1,966	-	-	1,966
Total assets at fair value as of December 31, 2016	$16,357	$-	$14,391	$1,966

Level 3 Gains and Losses: The table below sets forth a summary of changes in the fair value of the Guaranteed Deposit Account:

Guaranteed Deposit Account
Balance at December 31, 2015	$1,732
Total gains (losses), realized/unrealized
Return on plan assets	60
Purchases, sales, and settlements, net	174
Balance at December 31, 2016	1,966
Total gains (losses), realized/unrealized
Return on plan assets	64
Purchases, sales, and settlements, net	2,691
Balance at December 31, 2017	$4,721

Turning Point’s investment philosophy is to earn a reasonable return without subjecting plan assets to undue risk. Turning Point uses one management firm to manage plan assets, which are invested in equity and debt securities. Turning Point’s investment objective is to provide long-term growth of capital as well as current income.

The following table provides the amounts recognized in the consolidated balance sheets as of December 31:

	Pension Benefits		Postretirement Benefits
	2017	2016	2017	2016
Prepaid asset	$396	$-	$-	$-
Accrued benefit cost	-	(423)	(4,217)	(4,745)
Accumulated other comprehensive loss, unrecognized net gain (loss)	3,443	4,454	(1,161)	(741)
	$3,839	$4,031	$(5,378)	$(5,486)

The amounts in accumulated other comprehensive income that are expected to be recognized in net periodic benefit costs in 2018 are gains of $0.3 million for pension and losses of less than $0.1 million for postretirement, respectively.

The following table provides the components of net periodic pension and postretirement benefit costs and total costs for the plans for the years ended December 31:

	Pension Benefits		Post-Retirement Benefits
	2017	2016	2017	2016
Service cost	$104	$104	$-	$-
Interest cost	649	699	144	173
Expected return on plan assets	(1,024)	(1,034)	-	-
Amortization of (gains) losses	463	493	(52)	(24)
Net periodic benefit cost (income)	$192	$262	$92	$149

Turning Point is required to make assumptions regarding such variables as the expected long-term rate of return on plan assets and the discount rate applied to determine service cost and interest cost. The rate of return on assets used is determined based upon analysis of the plans’ historical performance relative to the overall markets and mix of assets. The assumptions listed below represent management’s review of relevant market conditions and have been adjusted, as appropriate. The weighted average assumptions used in the measurement of Turning Point’s benefit obligation are as follows:

	Pension Benefits		Postretirement Benefits
	2017	2016	2017	2016
Discount rate	3.50%	4.00%	3.25%	3.50%

The weighted average assumptions used to determine net periodic pension and postretirement costs are as follows:

	Pension Benefits		Post-Retirement Benefits
	2017	2016	2017	2016
Discount rate	4.0%	4.3%	3.5%	3.8%
Expected return on plan assets	6.5%	6.5%	-	-

For measurement purposes of the postretirement benefits, the assumed health care cost trend rate for participants as of December 31, 2017, was 6.0% reducing to 5.5% by 2018. Assumed health care cost trend rates could have a significant effect on the amounts reported for the postretirement benefit plans. A 1% increase in assumed health care cost trend rates would have the following effects:

	2017	2016	2015
Effect on total of service and interest cost components of net periodic postretirement cost	$4	$3	$4
Effect on the health care component of the accumulated postretirement benefit obligation	$109	$78	$101

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Period	Pension Benefits	Other Postretirement Benefits
2018	$1,107	$259
2019	1,096	264
2020	1,093	269
2021	1,106	274
2022	1,109	279
2023-2027	$5,347	1,422

Turning Point’s policy for the postretirement benefits plan is to make contributions equal to the benefits paid during the year.

Turning Point also sponsors a voluntary 401(k) retirement savings plan. Eligible employees may elect to contribute up to 15% of their annual earnings subject to certain limitations. For the 2017 and 2016 Plan Years, Turning Point contributed 4% to those employees contributing 4% or greater. For those employees contributing less than 4%, Turning Point matched the contribution by 100%. Additionally, for all years presented, Turning Point made discretionary contributions of 1% to all employees, regardless of an employee’s contribution level.  Turning Point’s contributions to this plan were approximately $0.9 million for 2017, $0.8 million for 2016, and $0.7 million for 2015.

Note 13.	Lease Commitments:

The Company leases certain office space and vehicles for varying periods. The following is a schedule of future minimum lease payments for operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2017:

Year	Payments
2018	1,713
2019	963
2020	786

Total	$3,462

The total lease expense included in the consolidated statements of income for the years ended December 31, 2017, 2016, and 2015, was $2.6 million, $1.8 million, and $1.8 million, respectively.

Note14.	Stockholders’ Equity

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

In addition, under the Fifth Amended and Restated Certificate of Incorporation, which became effective at the time of the Contribution and Exchange, the number of authorized shares of the Company’s Common Stock, $0.01 par value per share, was increased from 50,000,000 to 330,000,000, of which 300,000,000 are Class A Common Stock and 30,000,000 are Class B Common Stock. Shares of Class A Common Stock and Class B Common Stock have the same rights and powers, rank equally (including as to dividends and distributions, and upon any liquidation, dissolution or winding up of the Company), share ratably and are identical in all respects and as to all matters. The holders of shares of Class A Common Stock and Class B Common Stock will vote together as a single class on all matters (including the election of directors) submitted to a vote or for the written consent of the stockholders of the Company. Each holder of Class A Common Stock has the right to one vote per share of Class A Common Stock and each holder of Class B Common Stock has the right to ten votes per share of Class B Common Stock. The shares of Class B Common Stock are convertible into shares of Class A Common Stock automatically upon the transfer of such shares of Class B Common Stock, with certain exceptions, or upon the affirmative vote of holders of two-thirds of the then-outstanding shares of Class B Common Stock or voluntarily by the holder of such shares of Class B Common Stock. Subsequent to the issuance of the Class B Common Stock through December 31, 2017, 149,891 shares of Class B Common Stock were converted to Class A Common Stock.

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

The time of purchases and the exact number of shares to be purchased, if any, will depend on market conditions. The repurchase program does not include specific price targets or timetables. The Company intends to finance the purchases using available working capital. No repurchases of common stock were made pursuant to this program during the year ended December 31, 2017.

Dividend received from Turning Point

On November 9, 2017, the Board of Directors of Turning Point approved the initiation of a cash dividend to its shareholders. The initial quarterly dividend of $0.04 per common share was paid on December 15, 2017 to shareholders of record at the close of business on November 27, 2017 and $0.4 million was paid to noncontrolling interest holders as a result of this dividend.

Note 15.	Share-Based Compensation

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

On June 9, 2017, the Company’s Board of Directors adopted the 2017 Omnibus Equity Compensation Plan (the “2017 Plan”) in order to provide employees of the Company and its subsidiaries, certain consultants and advisors who perform services for the Company or its subsidiaries, and non-employee members of the Board of Directors of the Company with the opportunity to receive grants of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units, and other stock-based awards. The Board authorized 1,000,000 shares of the Class A Common Stock of the Company to be issued under the Plan. The Plan was approved by the Company’s stockholders by partial written consent on July 14, 2017, and in accordance with the rules of the Securities and Exchange Commission and Delaware corporation law regarding approval by partial written consent, became effective on August 17, 2017. No awards were made under this plan during the year ended December 31, 2017.

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

Including the share-based compensation expense of SDOI’s subsidiaries, there was share-based compensation expense of $1.0 million, $0.2 million and $0.2 million recorded for the years ended December 31, 2017, 2016 and 2015 respectively. This expense is a component of selling, general and administrative expense.

No options of SDOI were exercised in the years ended December 31, 2017 and 2016.

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

	Number of Shares	Price Range			Weighted Average Remaining Contractual term	Aggregate Intrinsic Value
Balance, January 1, 2017	18,757	$31.00	-	$93.50

Granted	-
Cancelled	(9,294)	$31.25	-	$93.50
Forfeited	(2,000)	$54.75	-	$54.75
Balance, December 31, 2017	7,463	$31.00	-	$56.25	2.96 years	$-
Vested and exercisable at December 31, 2017	7,463	$31.00	-	$56.25	2.96 years	$-

The following table provides additional information about the Company’s stock options outstanding and exercisable at December 31, 2017:

	Options Outstanding				Options Exercisable
		Weighted Average				Wtd. Average
Range of Exercise Prices	Number of Shares	Remaining Contractual Life		Exercise Price	Number of Shares	Exercise Price
$31.00 - $31.25	2,800	3.3	Years	$31.18	2,800	$31.18
$45.25 - $46.25	1,463	1.7	Years	$45.80	1,463	$45.80
$50.00 - $56.25	3,200	3.2	Years	$51.56	3,200	$51.56
$31.00 - $56.25	7,463	3.0	Years	$42.78	7,463	$42.78

The Company grants restricted stock awards (“RSA”) which is the right to receive shares. The fair value of RSAs is based on the market price for the stock at the date of grant.

The following table summarizes the changes in non-vested RSAs for the year ended December 31, 2017:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested RSAs at January 1, 2017	13,700	$28.25
Granted	119,102	10.62
Vested	(13,700)	28.25
Cancelled/Forfeited	-	-
Non-vested RSAs at December 31, 2017	119,102	$10.62	$21,284

The RSAs outstanding as of January 1, 2017 vested upon the consummation of the Contribution and Exchange transaction as the performance-based criteria required for vesting were satisfied. As of December 31, 2017, there was $1.0 million of total unrecognized stock-based compensation expense, related to restricted stock awards, which will be recognized over the weighted-average remaining vesting period of 2.35 years.

Note 16.	Income Taxes

On June 1, 2017, SDOI consummated the Contribution and Exchange to acquire a 52.1% controlling interest in Turning Point (see Note 3 above). This acquisition was a reverse acquisition, with Turning Point as the accounting acquirer. Accordingly, the historical financial statements of Turning Point through May 31, 2017 became the Company’s historical financial statements, including the comparative prior periods. These consolidated financial statements include the results of SDOI from June 1, 2017, the date the reverse acquisition was consummated. However, SDOI’s controlling interest does not meet the ownership threshold to file a consolidated federal tax return with Turning Point. Therefore, the parent company will continue to file a separate federal tax return apart from Turning Point.

The components of income from continuing operations before tax expense for the years ending December 31, 2017, 2016 and 2015 was $24.4 million, $14.9 million and $10.2 million. Income tax expense (benefit) for the years ended December 31 consist of the following components (in thousands):

	2017			2016			2015
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$329	$4,772	$5,101	$(46)	$(12,655)	$(12,701)	$321	$43	$364
State and Local	1,770	409	$2,179	760	(64)	696	706	8	714
	$2,099	$5,181	$7,280	$714	$(12,719)	$(12,005)	$1,027	$51	$1,078

A reconciliation showing the differences between our effective tax rate and the U.S. Federal statutory tax rate is as follows:

	2017	2016	2015
Pre-tax book income	35.0%	35%	35. %
State taxes, net of federal benefit	8.9	4.7	7.0
Permanent differences	(17.1)	13.2	42.5
Valuation Allowance	3.0	(133.4)	(74)
Total effective tax rate	29.8%	(80.5)%	10.5%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. On December 22, 2017, H.R. 1, commonly known as the Tax Cuts and Jobs Act (“TCJA”) was signed into law. As a result, the federal corporate income tax rate was reduced from 35% to 21%, effective January 1, 2018. The Company's 2017 financial results included an SDOI-related charge of $3.2 million to income tax expense, offset by a reduction in the valuation allowance of $3.2 million, primarily resulting from re-measuring SDOI’s net deferred tax assets to reflect the recently enacted lower tax rate effective January 1, 2018. The rate change also resulted in a re-measurement of the full valuation allowance already established against the deferred tax asset. Turning Point was also required to re-measure its deferred tax assets and liabilities at the newly enacted rate, resulting in $0.2 million of income tax expense for the year ended December 31, 2017. The permanent differences for the year ended December 31, 2017 are primarily related to income tax benefits of $4.2 million as a result of Turning Point stock option exercises.

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of December 31 (in thousands):

Deferred Tax Assets/(Liabilities)	2017		2016
	Assets	Liabilities	Assets	Liabilities
Inventory	$2,485	$(187)	$2,268	$(423)
Property, plant and equipment	-	(1,134)	-	(1,642)
Goodwill and other intangibles	14	(7,397)	43	(10,431)
Accrued pension and postretirement costs	621	-	1,964	-
Federal NOL	8,701	-	11,911	-
State NOL	5,202	-	3,083	-
AMT credit carryforwards	1,337	-	997	-
R&D credit carryforwards	1,188	-	-	-
Unrealized loss on investment	320	-	582	-
Deferred income	-	(486)	-	(1,419)
Other	1,683	(290)	2,867	(429)
Total deferred tax assets	21,551	(9,494)	23,715	(14,344)
Valuation allowance	(11,607)	-	(3,083)	-
Net deferred tax assets	$9,944	$(9,494)	$20,632	$(14,344)

SDOI has recorded a full valuation allowance, as of December 31, 2017, offsetting its U.S. federal and state net deferred tax assets which primarily represent net operating loss carry forwards (“NOLs”). At December 31, 2017, SDOI’s management concluded, based upon the evaluation of all available evidence, that it is more likely than not that the U.S. federal and state net deferred tax assets will not be realized.  Due to the reverse acquisition transaction with Turning Point, the Company determined that SDOI has experienced a “change in control” as defined in Internal Revenue Code Section 382, which will result in an annual limitation on SDOI’s utilization of NOLs in future periods.  SDOI is currently evaluating the effects of Section 382 on future utilization of NOLs.  Overall, the valuation allowance for deferred tax assets increased during 2017 by $8.6 million.

At December 31, 2017, Turning Point had federal net operating loss (“NOL”) carryforwards for income tax purposes of approximately $17.8 million, which expire in 2034. At December 31, 2017, Turning Point had state NOL carryforwards for income tax purposes of approximately $63.1 million, which expire between 2018 and 2036.  Turning Point has determined that, at December 31, 2017 and 2016, its ability to realize future benefits of its state NOL carryforwards does not meet the “more likely than not” criteria in ASC 740, Income Taxes. Therefore, a valuation allowance of $3.1 million has been recorded in each year, respectively.

Under ASC 740, Income Taxes, the effect of income tax law changes on deferred taxes should be recognized as a component of income tax expense related to continuing operations in the period in which the law is enacted. This requirement applies not only to items initially recognized in continuing operations, but also to items initially recognized in other comprehensive income. As a result of the reduction in the U.S. federal statutory income tax rate, Turning Point recognized $0.2 million of income tax expense.

At December 31, 2017, SDOI had U.S. federal net operating loss carryforwards of approximately $25 million including those of acquired companies, which will expire as follows (in thousands):

Year	Net Operating Loss
2022	$1,674
2024	1,876
2025	3
2026	1
2027	1
2028	3,492
2029	2,501
2030	1,281
2031	391
2033	6,625
2034	452
2035	1,802
2036	2,266
2037	2,655
Total	$25,020

The above includes net operating losses of $0.5 million which, if realized, would be accounted for as additional paid in capital and excludes $1.3 million related to unrecognized tax benefits.

The Company has federal research and experimentation credit carryforwards of $1.1 million, net of $0.1 million related to unrecognized tax benefits, as of December 31, 2017, which are set to expire in years 2020 through 2032. The Company also has federal alternative minimum tax credit carryforwards of less than $0.1 million which have indefinite lives.

The following table is a reconciliation of the gross unrecognized tax benefits during the years ended December 31 ((in thousands):

	2017	2016	2015
Gross unrecognized tax benefits at beginning of year	$628	$628	$628
Increases from positions taken in prior periods	-	-	-
Increases from positions taken in current period	-	-	-
Decrease from re-measurement of enacted rate	(149)	-	-
Gross unrecognized tax benefits at end of year	$479	$628	$628

The unrecognized tax benefits was re-measured at December 31, 2017 to $0.5 million, due to the federal statutory enacted rate change.  If recognized in a period where there was not a full valuation allowance, this would affect the effective tax rate.

SDOI is subject to U.S. federal income tax, as well as income taxes of multiple state jurisdictions.

SDOI recognizes accrued interest expense and penalties related to uncertain tax benefits that have resulted in a refund or reduction of income taxes paid. Unrecognized tax benefits aggregating $0.5 million would reduce already existing net operating loss and tax credit carryforwards and therefore require no accrual for interest or penalty in any of the years 2017, 2016 or 2015. The remaining unrecognized tax benefit of $6 thousand include de minimis interest and penalty where required.

For federal purposes, SDOI post-1997 tax years remain open to examination as a result of net operating loss carryforwards. For state purposes, the statute of limitations remains open in a similar manner for states that have generated net operating losses. SDOI does not expect that the total amount of unrecognized tax benefits related to positions taken in prior periods will change significantly during the next twelve months.

Turning Point has determined that they did not have any uncertain tax positions requiring recognition as a result of the provisions of ASC 740-10-25. Turning Point’s policy is to recognize interest and penalties accrued on uncertain tax positions as part of interest expense. For the years ended December 31, 2017, 2016, and 2015, no estimated interest or penalties were recognized for the uncertainty of tax positions taken. Turning Point files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. In general, Turning Point is no longer subject to U.S. federal and state tax examinations for years prior to 2014.

Note 17. Contingencies

Other major tobacco companies are defendants in product liability claims. In a number of these cases, the amounts of punitive and compensatory damages sought are significant and could have a material adverse effect on Turning Point’s business and results of operations. Turning Point is a defendant in certain cases which have been dormant for many years. Plaintiffs’ counsel are in the process of voluntarily dismissing those claims.

Turning Point is subject to numerous several lawsuits alleging personal injuries resulting from malfunctioning vaporizer devices and may be subject to claims in the future relating to other NewGen products. Turning Point is still evaluating these claims and the potential defenses to them. For example, Turning Point did not design or manufacture the products at issue; rather, Turning Point was merely the distributor. Nonetheless, there can be no assurance that Turning Point will prevail in these cases, and they could have a material adverse effect on the financial position, results of operations, or cash flows of Turning Point and the consolidated Company.

Note 18.	Earnings Per Share

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

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and the weighted average effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock options and restricted stock awards and the dilutive effect of such awards is reflected in diluted earnings per share by application of the treasury stock method. Due to the reverse acquisition, the basic weighted average number of common shares outstanding for the year ended December 31, 2016 have been calculated using Turning Point’s historical weighted average number of common shares outstanding multiplied by the conversion ratio used in the reverse acquisition. For the year ended December 31, 2017, the basic weighted average shares outstanding has been calculated using the number of common shares outstanding of Turning Point from January 1, 2017 through the June 1, 2017 acquisition date multiplied by the exchange ratio used in the transaction and the number of common shares outstanding of the Company from June 1, 2017 through December 31, 2017.

The following tables set forth the computation of basic and diluted net income per share of Class A and Class B common stock (in thousands, except share amounts and per share amounts):

	Years Ended December 31,
	2017	2016	2015
Basic net income per common share calculation:
Net income attributable to SDOI	$10,377	$26,913	$9,149

Weighted average Class A common shares outstanding – basic	10,672,995	12,274,530	5,364,370
Weighted average Class B common shares outstanding – basic	10,550,889	12,274,530	5,364,370
Weighted average common shares outstanding – basic	21,223,884	24,549,060	10,728,740
Net income attributable to SDOI per share of common stock – basic	$0.49	$1.10	$0.85

	Years Ended December 31,
	2017	2016	2015
Diluted net income attributable to SDOI per common share calculation:
Net income attributable to SDOI	$10,377	$26,913	$9,149
Impact of subsidiary dilutive securities (1)	(213)	-	-
Net income attributable to SDOI - diluted	$10,164	$26,913	$9,149

Weighted average Class A common shares outstanding – basic	10,672,995	12,274,530	5,364,370
Weighted average Class B common shares outstanding – basic	10,550,889	12,274,530	5,364,370
Dilutive impact of stock options and restricted stock awards	65,582	1,151,555	861,737
Weighted average common shares outstanding – diluted	21,289,466	25,700,615	11,590,477
Net income attributable to SDOI per share of common stock – diluted	$0.48	$1.05	$0.79

(1)
The dilutive impact of subsidiary stock-based awards on the Company’s reported net income is recorded as an adjustment to net income for the year ended December 31, 2017, for the purposes of calculating income per share. There is no adjustment to the years ended December 31, 2016 and 2015 because the reverse acquisition of Turning Point by SDOI did not occur until June 1, 2017.

The following outstanding securities at December 31, 2017 have been excluded from the computation of diluted weighted average shares outstanding, as they are anti-dilutive:

December 31, 2017
Stock options	7,463

Note 19.	Segment Information

In accordance with ASC 280, Segment Reporting, the Company has three reportable segments, (1) Smokeless products; (2) Smoking products; and (3) NewGen products. These are the same segments as Turning Point. The Smokeless products segment (a) manufactures and markets moist snuff and (b) contracts for and markets chewing tobacco products. The Smoking products segment (a) imports and markets cigarette papers, tubes, and related products; (b) imports and markets finished cigars, MYO cigar tobaccos, and cigar wraps; and (c) processes, packages, and markets pipe tobaccos. The NewGen products segment (a) markets e-cigarettes, e-liquids, vaporizers, and other related products and (b) distributes a wide assortment of vaping products to non-traditional retail outlets via VaporBeast and Vapor Shark. Smokeless and Smoking products are distributed primarily through wholesale distributors in the United States while NewGen products are distributed primarily through e-commerce to non-traditional retail outlets in the United States. The Other segment includes the results of operations of SDOI, assets of the Company not assigned to one of the three reportable segments such as deferred taxes and deferred financing fees for the Revolving Credit Facility. The Company had no customer that accounted for more than 10% of gross sales in 2017, 2016, or 2015.

The accounting policies of these segments are the same as those of the Company. Segment data includes a charge allocating corporate costs to the three reportable segments based on their respective net sales. Turning Point evaluates the performance of its segments and allocates resources to them based on operating income.

The tables below present financial information about reported segments:

	December 31,
	2017	2016	2015

Net Sales
Smokeless Products	$84,560	$77,913	$74,293
Smoking Products	109,956	111,005	105,898
NewGen Products	91,261	17,310	17,065
Other(1)	24	-	-
	$285,801	$206,228	$197,256

Operating Income
Smokeless Products	$19,099	$15,946	$18,343
Smoking Products	28,500	29,790	28,030
NewGen Products	1,943	(510)	(636)
Other(1)	(2,621)	(1,641)	(1,226)
	46,921	43,585	44,511

Interest expense	(16,889)	(26,621)	(34,284)
Interest income	64	-	-
Investment income	438	768	-
Loss on extinguishment of debt	(6,116)	(2,824)	-
Income before income taxes	$24,418	$14,908	$10,227

Capital Expenditures
Smokeless Products	$1,928	$2,975	$1,602
NewGen Products	93	232	-
	$2,021	$3,207	$1,602
Depreciation and amortization
Smokeless products	$1,400	$1,227	$1,059
NewGen Products	928	58	-
Other(1)	16	-	-
	$2,344	$1,285	$1,059

	December 31,
	2017	2016
Assets
Smokeless Products	$94,559	$89,835
Smoking Products	141,869	146,933
NewGen Products	44,914	39,415
Other (1)	17,372	8,837
	$298,714	$285,020

(1)
“Other” includes sales, operating income or assets that are not assigned to the three reportable segments, such as sales, operating income or assets of SDOI and Turning Point deferred taxes. All goodwill has been allocated to reportable segments.

Net Sales - Domestic and Foreign
(in thousands)

The tables below present financial information about domestic and foreign net sales for the years ended:

	2017	2016	2015
Domestic	$272,951	$196,348	$188,647
Foreign	12,850	9,880	8,609
Net Sales	$285,801	$206,228	$197,256

Note 20.	Related Party Transactions

Subsequent to the closing of the Contribution and Exchange transaction on June 1, 2017, SDOI paid invoices on behalf of Standard General L.P. and its affiliates “(SG Parties”) in the amount of $1.3 million, reimbursing them for transaction related legal and other professional expenses incurred related to the Contribution and Exchange. The SG Parties hold a significant majority of the Company’s total voting power. Under the Contribution and Exchange Agreement, the Company was required to reimburse Turning Point and the SG Parties for up to $1.4 million of certain legal expenses related to the transaction.

SDOI engaged the services of Pine Hill Group, LLC and Edward J. Sweeney to serve as interim Chief Financial Officer effective May 31, 2017. Mr. Sweeney carries out his role as interim Chief Financial Officer of the Company pursuant to an agreement between the Company and Pine Hill Group, LLC.  Mr. Sweeney is one of the managing members of Pine Hill Group, LLC. The agreement outlines the scope of responsibilities of Pine Hill Group, as well as Mr. Sweeney’s role. These include, but are not limited to, services provided to the Company as interim Chief Financial Officer, controllership services, technical accounting and financial reporting services, and risk, valuation and transaction advisory services. Pine Hill Group, LLC is compensated at an hourly rate for performing services pursuant to the agreement. Pine Hill Group, LLC is responsible for all payments to Mr. Sweeney. As a result, Mr. Sweeney has received no direct compensation from the Company and the amount of aggregate payments made to Pine Hill Group is based on the amount of work performed on the Company’s behalf by all Pine Hill Group, LLC employees. During the year ended December 31, 2017, the Company incurred expenses of $0.6 million related to services provided by Pine Hill Group.

Note 21.	Selected Quarterly Financial Information (Unaudited):

The following table presents the quarterly operating results:

	1st		2nd		3rd	4th
2017
Net sales	$66,788		$72,086		$73,352	$73,575
Gross profit	27,666		31,995		32,928	32,276
Net income attributable to SDOI	1,877	(1)	4,903		2,750	847
Basic net income attributable to SDOI per share	0.07		0.20		0.17	0.05
Diluted net income attributable to SDOI per share	0.07		0.20		0.16	0.05

2016
Net sales	$49,866		$51,581		$50,959	$53,822
Gross profit	24,647		24,874		24,618	26,217
Net income attributable to SDOI	2,234		799	(2)	6,793	17,087	(3)
Basic net income attributable to SDOI per share	0.21		0.04		0.25	0.62
Diluted net income attributable to SDOI per share	0.19		0.03		0.24	0.60

(1)	Includes $3,792 of loss on extinguishment of debt, net of tax of $2,324
(2)	Includes $2,824 of loss on extinguisment of debt, net of tax of $0
(3)	Includes $12,719 of deferred income tax benefits

Note 22.	Subsequent Events

Acquisitions

On January 2, 2018, the Company acquired all of the outstanding capital stock of Interboro for a cash consideration of $2.5 million. Under the name Maidstone Insurance Company (“Maidstone”), Interboro offers personal automobile insurance, primarily in the state of New York.

The transaction will be accounted for as a business combination under the acquisition method of accounting. Accordingly, the tangible and identifiable intangible assets acquired and liabilities assumed will be recorded at fair value as of the date of acquisition. Due to the timing of the acquisition on January 2, 2018, the Company is still finalizing the valuation of assets acquired and liabilities assumed and as such, the fair value amounts noted in the table below are preliminary and subject to change. Primary amounts subject to adjustment include, but are not limited to, intangible assets, valuation of in-place leases, reserves for losses and loss adjustment expenses and estimated gain on bargain purchase as management has not yet finalized its analysis of the valuation of assets acquired and liabilities assumed. Such changes in the fair values from those listed below could be significant. Below is a summary of the preliminary fair values of the assets acquired and liabilities assumed at the date of the acquisition. The Company expects to complete a valuation during 2018 and will provide additional disclosures at that time.

At January 2, 2018 (preliminary) (in thousands)

Fixed maturities available for sale	$25,386
Cash and cash equivalents	12,795
Investment income due and accrued	203
Premiums receivable	7,142
Property, plant and equipment	408
Intangible assets	2,100
Other assets	615
Reserves for losses and loss adjustment expenses	(27,142)
Unearned premiums	(12,784)
Advance premium collected	(651)
Other liabilities	(2,025)
Total net assets acquired	6,047
Estimated gain on bargain purchase	$3,547
Total consideration	$2,500

The Company estimates it will record $2.1 million of intangible assets, primarily related to state licenses, and will record a gain on bargain purchase of $3.5 million. This gain on bargain purchase is due to the fair value of the assets acquired being greater than the consideration paid. The Company believes that the gain on bargain purchase is a result of the fact that Interboro had previously sold a much more significant piece of its business to another buyer and the remaining business, which the Company acquired, was not going to be a core focus of the former shareholders and those former shareholders were not willing to make the future capital contributions that the business could require.

On January 18, 2018, the Company acquired assets consisting of 83 billboard structures located in Alabama, as well as the ground leases and advertising contracts relating to such billboard structures for total consideration of approximately $10.5 million, subject to customary and valuation adjustments, of which $4.0 million was paid in cash and the remaining $6.5 million is payable under a promissory note. A principal payment of $1.0 million on the promissory note is payable January 1 of each year, beginning January 1, 2019 and ending January 1, 2022, with a $3.5 million final principal payment on January 1, 2023. The promissory note has a 5% fixed interest rate and interest is payable quarterly.

On February 20, 2018, the Company acquired assets consisting of 86 billboard structures located in Georgia and Florida, as well as the ground leases and advertising contracts relating to such billboard structures for total consideration of approximately $6.9 million, subject to customary and valuation adjustments, of which $3.2 million was paid in cash, $3.5 million is payable under a promissory note and the remainder was paid with the Company’s Class A common shares. A principal payment of $0.9 million on the promissory note is payable March 1, 2019, with the remaining principal paid down monthly through March 1, 2022. The promissory note has a 5% fixed interest rate and interest is payable monthly.

Equity issuance

On January 12, 2018, the Company issued 181,825 shares of its Class A common stock in a private placement for gross proceeds of $2.0 million.

Stock grants

In March 2018, the Company granted employees of the Company 134,860 shares of restricted stock with vesting terms ranging from two to three years. The Company also issued 28,135 shares of Class A common stock to individuals for services performed.

Borrowings

SDOI

On February 2, 2018, SDOI and its Outdoor advertising subsidiaries (the “Borrowers”) entered into a term loan agreement with Crystal Financial LLC (“Crystal Term Loan”). The Crystal Term Loan provides for an initial term loan of $10.0 million and a commitment to provide additional term loans of up to $15.0 million. Subject to the satisfaction of certain conditions, the Company may request an additional increase in the commitment of up to $25.0 million. The proceeds were used to finance a portion of the acquisition of certain billboard structures, fund certain fees and expenses, and provide working capital for the Borrowers. Any incremental term loans will be used to finance permitted acquisitions. The Crystal Term Loan bears interest at a rate equal to the three-month “Libor Rate” as published in The Wall Street Journal plus 7.25%. Interest under the Crystal Term Loan Agreement is payable monthly and is also subject to a commitment fee of $350,000 and agency fee of $50,000, payable upon execution of the Term Loan Agreement, and annually thereafter. The principal balance is payable at maturity, on February 2, 2023.

The obligations of the Borrowers under the Term Loan Agreement are secured by all of the assets of the Borrowers, subject to certain exceptions and exclusions as set forth in the Term Loan Agreement and other loan documents.

The Term Loan Agreement contains certain affirmative and negative covenants that are binding on the Borrowers, including, but not limited to, restrictions (subject to specified exceptions and qualifications) on the ability of the Borrowers to incur indebtedness, to create liens, to merge or consolidate, to make dispositions, to pay dividends or make distributions, to make investments, to pay any subordinated indebtedness, to enter into certain transactions with affiliates or to make capital expenditures.

In addition, the Loan Agreement requires the Borrowers to abide by certain financial covenants. Specifically, the Loan Agreement requires that the Borrowers:

•
Maintain unrestricted cash and cash equivalents of at least $3,000,000 in accounts subject to account control agreements in favor of the Agent at all times (i) prior to March 31, 2019 and (ii) after March 31, 2019 unless the Fixed Charge Coverage Ratio (as defined in the Term Loan Agreement) is greater than or equal to 1.10 to 1.00.

•
Maintain a Turning Point Consolidated Total Leverage Ratio (as defined in the Term Loan Agreement) of less than 6.00 to 1.00 prior to December 30, 2018, 5.75 to 1.00 from December 31, 2018 to December 30, 2019, and 5.50 to 1.00 starting December 31, 2019 and thereafter.

•
Maintain a Turning Point Consolidated Senior Leverage Ratio (as defined in the Term Loan Agreement) of less than 5.00 to 1.00 prior to December 30, 2018, 4.75 to 1.00 from December 31, 2018 to December 30, 2019, and 4.50 to 1.00 starting December 31, 2019 and thereafter.

Under the Loan Agreement, the Borrowers must also not permit amounts outstanding under the Term Loan Agreement to exceed the sum of (i) Billboard Cash Flow (as defined in the Term Loan Agreement) multiplied by the Applicable BCF Multiple (as defined in the Term Loan Agreement) and (ii) the aggregate value of the shares of common stock of Turning Point pledged by the Registrant to the Agent multiplied by 0.35.

The Term Loan Agreement contains customary events of default (which are in some cases subject to certain exceptions, thresholds, notice requirements and grace periods). The Term Loan Agreement also contains certain representations, warranties and conditions, in each case as set forth in the Term Loan Agreement.

Turning Point

On March 7, 2018, Turning Point entered into an agreement with Fifth Third Bank, as administrative agent, and other lenders (the “2018 First Lien Credit Facility”) and an agreement with Prospect Capital Corporation, as administrative agent, and other lenders (the “2018 Second Lien Credit Facility,” and together with the 2018 First Lien Credit Facility, the “2018 Credit Facility”), to amend and extend the 2017 Credit Facility. Turning Point is still evaluating the impact of the transaction; however, it expects a loss on extinguishment of debt of approximately $2.4 million in the first quarter of 2018.

The $250 million 2018 Credit Facility consists of a First Lien Credit Facility, with a $50 million Revolving Credit Facility and a $160 million First Lien Term Loan and a $40 million Second Lien Term Loan. The maturity of the First Lien Term Loan was extended to March 7, 2023, and the maturity of the Second Lien Term Loan was extended to March 7, 2024. The 2018 First Lien Credit Facility retains the accordion feature allowing Turning Point to borrow up to an additional $40 million upon the satisfaction of certain conditions, including obtaining commitments from one or more lenders. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including acquisitions.

The 2018 First Lien Credit Facility repaid the 2017 Second Out Term Loan, which had an interest rate of LIBOR plus 6% (subject to a floor of 1.00%) and required quarterly required payments of $0.1 million. The amendment also repaid $15 million of the 2017 Second Lien Term Loan.

The 2018 Credit Facility First Lien Term Loan and the Revolving Credit Facility bear interest at LIBOR plus a spread of 2.75% to 3.50% based on Turning Point’s senior leverage ratio. The First Lien Term Loan has quarterly required payments of $1.9 million beginning June 30, 2018, increasing to $2.9 million on June 30, 2020, and increasing to $3.9 million on June 30, 2022. The 2018 First Lien Credit Facility contains certain financial covenants including maximum senior leverage ratio of 3.50x with step-downs to 3.00x, a maximum total leverage ratio of 4.50x with step-downs to 4.00x, and a minimum fixed charge coverage ratio of 1.20x.

The 2018 Credit Facility Second Lien Term Loan bears interest at a rate of LIBOR plus 7.00%. The Second Lien Credit Facility contains certain financial covenants including a maximum senior leverage ratio of 4.00x with step-downs to 3.50x, a maximum total leverage ratio of 5.00x with step-downs to 4.50x, and a minimum fixed charge coverage ratio of 1.10x.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2017, the Company’s management, with participation of the Company’s Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.

Internal Control

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report that provides management’s assessment of our internal control over financial reporting as part of this Annual Report on Form 10-K for the year ended December 31, 2017. Management’s report is included below under the caption entitled “Management’s Report on Internal Control Over Financial Reporting,” and is incorporated herein by reference. Our independent registered public accounting firm is not yet required to formally attest to the effectiveness of our internal controls over financial reporting and will not be required to do so for as long as we are a non-accelerated filer.

Changes in Internal Controls over Financial Reporting

As discussed elsewhere in this Form 10-K, on June 1, 2017, SDOI consummated a Contribution and Exchange Transaction to acquire a 52.1% controlling interest in Turning Point. The transaction was accounted for as a reverse acquisition in accordance with Accounting Standards Codification 805, Business Combinations (“ASC 805”). Turning Point was the accounting acquirer and SDOI was the accounting acquiree for financial reporting purposes. Accordingly, the historical financial statements of Turning Point became the Company’s historical financial statements, including the comparative prior periods. The results of operations of SDOI, the accounting acquiree in the reverse acquisition, are included in the results of operations of the consolidated company beginning on June 1, 2017.

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

During the year ended December 31, 2017, other than continuing changes to our internal control processes resulting from the reverse acquisition and the interim Chief Financial Officer as discussed above, there have been no material changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The consolidated financial statements appearing in this Annual Report have been prepared by the management that is responsible for their preparation, integrity, and fair presentation.  The statements have been prepared in accordance with U.S. generally accepted accounting principles, which requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended).  Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of an internal control system may vary over time.

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on that evaluation, our management concluded our internal control over financial reporting was effective based on the criteria described above as of December 31, 2017.

Our independent registered public accounting firm is not yet required to formally attest to the effectiveness of our internal controls over financial reporting and will not be required to do so for as long as we are a non-accelerated filer.

/s/ Ian Estus	/s/ Edward J. Sweeney
Ian Estus	Edward J. Sweeney
Chief Executive Officer	Interim Chief Financial Officer

Date: March 12, 2018	Date: March 12, 2018

Item 9B.	Other Information

On March 9, 2018, the Board approved that grant to Bradford A. Tobin, the Company’s Secretary and General Counsel, of 32,552 restricted shares of the Class A Common Stock, to vest in three equal annual installments on December 31, 2018, December 31, 2019 and December 31, 2020, vesting to be subject to continued service to the Company. Including these shares, as well as other grants also made on March 9, 2018 to employees of and consultants to the Company and its subsidiaries in return for the past and future performance of services to the Company, the Company issued a total of 162,994 shares of the Class A common stock. The shares were valued by the Company at an aggregate of $1,752,500. There were no discounts or commissions in connection with the sales, which were effected in accordance with Section 4(2) under the Securities Act of 1933, as amended.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

The Company’s Board currently consists of five members. Prior to the adoption of the Sixth Amended and Restated Certificate of Incorporation in August 2017, our Board was divided into two classes of directors with each director serving a two-year term. Under the Sixth Amended and Restated Certificate of Incorporation, the Board has been declassified such that all directors shall be up for election each year.   The Sixth Amended and Restated Certificate of Incorporation the Board of Directors also provides that the number of directors shall be fixed by the affirmative vote of a majority of the Board of Directors. In 2017, the Board of Directors approved a decrease in the number of directors by two, to five members.

David Glazek was elected to the Board, effective upon the consummation of the Contribution and Exchange, to fill a newly created vacancy in what was then Class II of the Board. Mr. Glazek’s term is scheduled to expire at the Company’s annual meeting of stockholders to be held in 2018. Mr. Glazek’s election to the Board was a condition to the obligations of the SG Parties to consummate the Contribution and Exchange. In June 2017, Wayne P. Yetter, Thomas J. Kelleher and Kenneth M. Young resigned as directors. The Board determined that the director filling the vacancy would be classified as a Class II Director. Thomas F. Helms, Jr. was elected to the Board to fill this vacancy, serving as in what was then Class II of the Board for a term scheduled to expire at the Company’s annual meeting of stockholders to be held in 2018.

Given the changes to the Sixth Amended and Restated Certificate of Incorporation to declassify the Board, the terms of all of our directors will expire at the annual meeting of our stockholders to be held in 2018.

The following table sets forth the name, age and principal occupation of each director and the year in which he became a director.

Name and Principal Occupation	Age	Director Since

Gregory H.A Baxter	64	2015
Executive Chairman of the Board and Secretary – Standard Diversified Opportunities Inc.

Ian Estus	43	2016
Chief Executive Officer and Director - Standard Diversified Opportunities Inc.

David M. Wurzer	59	2010
Executive Vice President and Chief Investment Officer - Connecticut Innovations

Thomas F. Helms, Jr.	77	2017
Non-executive Chairman of Turning Point Brands, Inc.

David Glazek	40	2017
Partner of Standard General and the Portfolio Manager of the SG Special Situations Fund

Background of Directors

Gregory H.A. Baxter joined the Company as a director in October 2015 and became our Executive Chairman in June 2017.  Mr. Baxter has been an independent corporate finance consultant primarily for middle-market corporations and closely held businesses since 2005. Previously from 2003 to 2005, he was Managing Director and Head, Hedge Fund Sales and Marketing at Diaz & Altschul Capital Management, where his primary focus was bringing its investment products to prospective corporate and institutional clients.  He was also a member of the Investment Committee.  Immediately prior to joining Diaz & Altschul, he was Managing Director and Head of Generalist/Cross-Border Mergers & Acquisitions at SG Cowen Securities Corporation, the U.S. investment bank of French bank, Société Générale from 2000 to 2002. There, he re-established the cross-border effort and worked globally in industries such as food, retail, consumer products, transportation and oil and gas.  He was also a member of the SG Cowen Fairness Opinion Review Committee.  Prior to SG Cowen he was at Rothschild Inc. for almost six years, from 1994 to 2000, where he specialized in advising on industrial/engineering companies, including automotive, domestic and cross border mergers, acquisitions and divestitures.  He was also a founding member of SW Capital, an M&A boutique that specialized in middle-market transactions for Fortune 500 companies.  Prior to that, he was a Vice President of Irving Trust Company’s Corporate Financial Counseling Department, providing M&A and other corporate finance advice to the bank’s clients. He sits on the board of Turning Point Brands, Inc. (NYSE: TPB) (“Turning Point”), a leading provider of Other Tobacco Products.  Mr. Baxter holds a holds a B.A. from the University of Victoria in Canada and an M.B.A. from the Ivey Business School in London.

Ian Estus joined the Company as a director in August 2016 and became our President and Chief Executive Officer in June 2017. From May 2014 until July 2016, Mr. Estus was the Managing Director of Investments of HC2 Holdings, Inc. (NYSE: HCHC), a diversified holding company with investments in various industries including manufacturing, marine services, insurance, utilities, telecommunications and life sciences. Prior to joining HC2, Mr. Estus was a Senior Vice President at Five Island Asset Management, a subsidiary of HRG Group, Inc. (NYSE: HRG), from April 2013 to May 2014. Prior to joining Five Island, Mr. Estus spent eleven years at Harbinger Capital Partners LLC, where he served in various capacities as a trader and assisting in management of the portfolio. Prior to joining Harbinger Capital in 2002, Mr. Estus was a Trading Assistant in the Smith Barney Asset Management High Yield Investments Group. Prior to that role, Mr. Estus served as a Fund Accountant in the Mutual Fund Accounting Group of Smith Barney Asset Management.

David M. Wurzer joined the Company as a director in February 2010. Since 2009, Mr. Wurzer has served as Managing Director, Investments, Senior Managing Director, Investments, and beginning April 2014, as Executive Vice President and Chief Investment Officer at Connecticut Innovations (CI), the State’s “venture capital arm.” He is responsible for oversight of the CI Ventures' venture capital portfolio and team, as well as sourcing and analyzing investment opportunities, leading CI investments in entrepreneurial high-tech ventures and advising portfolio companies. Prior to joining CI, Mr. Wurzer most recently served as Executive Vice President, Treasurer and Chief Financial Officer of CuraGen Corporation, a biopharmaceutical development company, from September 1997 through December 2007. He has over 30 years of financial experience with growth-oriented companies, including direct involvement with raising capital, strategic transactions and mergers and acquisitions, for both start-up companies and publicly-held entities. Mr. Wurzer serves on the boards of Thetis Pharmaceuticals, LLC and ReNetX Bio, Inc, which are privately held, and on the board of Summit Therapeutics plc (NASDAQ: SMMT, LON:SUMM), a biopharmaceutical company focused on the discovery, development and commercialisation of novel medicines for indications for which there are no existing or only inadequate therapies. Mr. Wurzer holds a BBA degree in Accountancy from the University of Notre Dame.

Thomas F. Helms, Jr. joined the Company as a director in August 2017. He has been a director of Turning Point since 1997 and has served as its Non-Executive Chairman since May 2016. He served as Executive Chairman from May 2006 to May 2016 and as Non-Executive Chairman from June 1997 to May 2006. He also formerly served as Turning Point’s President. Mr. Helms also formed the predecessor company of Turning Point to acquire certain loose leaf chewing tobacco assets of Lorillard, Inc.

 David Glazek joined the Company as a director in August 2017. He joined Standard General in 2008, where he is currently a Partner and the Portfolio Manager of the SG Special Situations Fund. His responsibilities include investment research and analysis and helping companies that Standard General controls or influences with operational, transactional and financing needs. He was formerly an investment banker at Lazard Frères & Co., where he focused on mergers and acquisitions and corporate restructurings. He has also worked at the Blackstone Group. Mr. Glazek is currently a Director of Turning Point and a Manager of Standard Purification Holdings LLC and Donau Carbon USA LLC. He holds a B.A. from the University of Michigan and a J.D. from Columbia Law School.

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

Mr. Helms is well-qualified to serve as a director due to his many years of experience in the tobacco industry with Turning Point, as well as his role in forming our predecessor. This experience provides him with a deep knowledge of both our industry and our company, which provides valuable insight to our Board.

Mr. Glazek brings significant finance and private equity experience to the Board of SDOI. Mr. Glazek is a Partner of Standard General, the investment manager of SDOI’s largest shareholders, where his responsibilities include investment research and analysis and helping companies with operational, transactional, financing, and legal needs.

Identification of Executive Officers

The executive officers of the Company, their positions with the Company, their ages and a brief biography for each, are as follows:

Name	Age	Position

Gregory H.A. Baxter	64	Executive Chairman and Secretary

See above.

Ian Estus	43	President and Chief Executive Officer

See above.

Edward J. Sweeney	48	Interim Chief Financial Officer

The Company has engaged Edward J. Sweeney of Pine Hill Group, where he has served as Managing Director since 2011, to serve on an interim basis as the Company’s Chief Financial Officer, effective upon the departure of the Company’s former Chief Financial Officer on May 31, 2017. Mr. Sweeney has significant experience with Securities and Exchange Commission (“SEC”) filings and regulations, as both a registrant and an advisor for numerous clients, assisting them through all phases of SEC compliance from public offerings, registration statements, interim and annual financial reporting and SEC comment letter resolution. Prior to joining Pine Hill Group, Mr. Sweeney served in varying capacities at Endo Pharmaceuticals Inc., most recently as Vice President, Controller and Chief Accounting Officer, from 2004 to 2011, and in various capacities, including Audit Senior Manager, at Ernst & Young LLP from 1991 to 2004. Mr. Sweeney is a Certified Public Accountant and holds a B.S. in Accounting from Saint Joseph’s University.

Bradford A. Tobin	36	Secretary and General Counsel

Mr. Tobin joined the Company as Secretary and General Counsel effective of January 16, 2018. Mr. Tobin has over 10 years of legal and operational experience. Immediately prior to joining the Company, Mr. Tobin served as the General Counsel and Senior Vice President of General Wireless Operations Inc. dba RadioShack. Preceding this role, Mr. Tobin served on the distressed debt team at Silver Point Capital, LP. Mr. Tobin holds a Juris Doctor from St. John’s University, School of Law in New York and a B.S. in Economics from the University of Wisconsin-Madison.

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

Independence of Directors

The Board has determined that Mr. Wurzer and Mr. Glazek are independent as determined in accordance with the applicable listing standards of the NASDAQ Global Market. While the Company's Common Stock is no longer listed on that market, we continue to use the standards of that market to determine the independence of our directors. Messrs. Baxter and Estus, who are employed by the Company, and Mr. Helms, who within the past three years was employed by Turning Point, are not eligible to be deemed independent in accordance with such standards.

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

Pursuant to the Company’s director compensation policy, as revised in June 2017, each non-employee Board member is eligible to receive annual compensation in such amount as is determined, by a majority of Board members, from time to time to be appropriate. Such compensation is currently established as set forth below.  Mr. Glazek has waived receipt of all such compensation.

●	Each non-employee Board member receives an annual base retainer in cash of $32,500, payable quarterly.

●	Directors do not receive payments for meeting attendance.

●	Non-employee members of the Board receive the following additional annual retainers, payable in cash, for service to the Board in the following capacities:

Audit Committee Chair	$10,000
Compensation and Nominating & Corporate Governance Committee Chairs	$5,000
Committee Membership (non-Chair)	$3,000

In addition, each non-employee member of the Board shall receive an annual grant of restricted shares of our Class A Common Stock valued at $32,500, which shares shall be valued for the purposes of the grant of the closing price of the Common Stock on the date of each grant.

The following table shows the compensation paid to the members of the Company’s Board of Directors for the year ended December 31, 2017:

Name	Fees Earned or Paid in Cash	Share Awards	Option Awards	All Other Compensation	Total
Gregory H.A. Baxter (1)	$12,500	-	-	-	$12,500
Ian Estus (1)	$7,500	-	-	-	$7,500
David M. Wurzer (2)	$35,000	$32,511	-	-	$67,511
Thomas F. Helms, Jr. (2)	$20,750	$32,511	-	-	$53,261
David Glazek	-	-	-	-	-
Kenneth M. Young (3)	$8,250	-	-	-	$8,250
Thomas J. Kelleher (3)	$8,250	-	-	-	$8,250
Wayne P. Yetter (3)	$10,500	-	-	-	$10,500

(1)	The fees earned by Mr. Baxter and Mr. Estus represent their compensation as directors prior to becoming employees of the Company in June 2017

(2)
Mr. Wurzer and Mr. Helms were each granted 2,827 shares of restricted stock upon the approval of the Standard Diversified Opportunities Inc. 2017 Omnibus Equity Compensation Plan in August 2017. These shares vest on the first anniversary of the grant.

(3)	Fees paid to Mr. Young, Mr. Kelleher and Mr. Yetter represent payments for their services prior to their resignations in June 2017.

Stock Ownership Guidelines and Mandatory Retirement

The Company has no stock ownership requirements for directors, though directors are encouraged to buy and hold shares of the Company’s common stock.

Meetings of the Board of Directors and Committees

The Board held 11 meetings and numerous informational calls during the fiscal year ended December 31, 2017. Each of the directors attended at least 75% of the aggregate of the total number of meetings of the Board and of the committees of which he was a member which were held during the period he was a director or committee member.

The Board of Directors has a standing Audit Committee, Compensation Committee and Nominating & Corporate Governance Committee. The following table shows the current membership of each committee, each committee’s functions and the number of meetings each committee held during the year ended December 31, 2017.

Committee and Members	Functions of Committee	Number of Meetings in 2017

Audit
Thomas F. Helms, Jr.	-Selects the Company's independent auditors	5
David M. Wurzer*(1)	-Reviews the results and scope of the annual audit and the services provided by the Company's independent auditors
-Reviews the recommendations of the Company's independent auditors with respect to the accounting system and controls

Compensation
David M. Wurzer	-Reviews and approves salaries for all corporate officers	See (2) below
Thomas F. Helms, Jr.	-Reviews and approves all incentive and special compensation plans and programs
David Glazek*
-Reviews and approves management succession planning
-Conducts special competitive studies
-Retains compensation consultants as necessary and appropriate
-Reviews and recommends to the Board compensation for non-employee directors

Nominating & Corporate Governance
Thomas F. Helms, Jr.*	-Identifies individuals eligible to become members of the Board of Directors	See (3) below
David M. Wurzer	-Select and recommend to the Board the director nominees for the Board for the next annual meeting of shareholders
David Glazek
-Oversee the evaluation of the Board

*	Chairman
(1)	Audit Committee Financial Expert
(2)	The Compensation Committee did not meet in 2017.
(3)	The Nominating & Corporate Governance Committee did not meet in 2017, but acted through one unanimous written consent.

The charters of the Audit, Compensation, and Nominating & Corporate Governance Committees are all available in the Investor Relations/Corporate Governance section of the Company’s website at www.standarddiversified.com.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Pursuant to Section 16(a) of the Exchange Act, the Company’s executive officers and directors, and persons beneficially owning more than 10% of the common shares, are required to file with the Securities and Exchange Commission reports of their initial ownership and changes in ownership of common shares. The Company believes that during 2017, its executive officers and directors who were required to file reports under Section 16(a) complied with such requirements in all material respects.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Our Compensation Discussion and Analysis addresses the compensation paid or awarded to our executive officers listed in the Summary Compensation Table that immediately follows this discussion.  We refer to these executive officers as our “named executive officers” or as our “NEOs.”

This Compensation Discussion and Analysis describes the methodology and results of the compensation program for our NEOs for 2017.  Given the significant nature of the changes to our organization during 2017, and the nascent nature of our Company’s operations during the year, our Compensation Committee elected to utilize a simple compensation structure consisting of cash salary, designed to compensate our NEOs for their time and efforts on a current basis, and grants of shares of our Class A Common Stock subject to time-based vesting conditions, in order to incentivize our NEOs to work towards the enhancement of value of our stock. The vesting terms of the restricted stock grants were also intended to act as a retention incentive.

Summary Compensation Table

The following table shows, for the years ended December 31, 2017, 2016 and 2015, the compensation paid or accrued by the Company to our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Gregory H.A. Baxter – Executive Chairman (1)	2017	53,438	-	300,000	-	-	-	353,438

Ian Estus – Chief Executive Officer (2)	2017	225,000	100,000	900,000	-	-	-	1,250,000

Edward J. Sweeney – Interim Chief Financial Officer (3)	2017	-	-	-	-	-	-	-

Kevin J. Bratton – Vice President and Chief Financial Officer (4)	2017	76,293	15,000	35,000	-	-	-	126,293
	2016	126,072	-	-	-	-	-	126,072
	2015	126,072	-	-	-	-	-	126,072

(1)
Effective upon his appointment as Executive Chairman, Mr. Baxter receives an annual salary of $95,000 and an annual bonus to be determined at the discretion of the Board. No bonus was awarded for 2017. Mr. Baxter also received 28,362 restricted shares of Class A Common Stock, granted pursuant to the Company’s 2000 Stock Incentive Plan, which shall vest in three equal annual installments beginning on the first anniversary of the date of grant, vesting to be subject to continued service to the Company and to accelerate upon a termination by the Company without Cause.

(2)
Effective upon his appointment as Chief Executive Officer, Mr. Estus receives an annual salary of $400,000 with a $100,000 signing bonus payable in cash and an annual bonus to be determined at the discretion of the Board. No bonus was awarded for 2017. Mr. Estus also receive 85,086 restricted shares of Class A Common Stock granted pursuant to the Company’s 2000 Stock Incentive Plan, which shall vest in three equal annual installments beginning on the first anniversary of the date of grant, vesting to be subject to continued service to the Company and to accelerate upon a termination by the Company without Cause.

(3)
Mr. Sweeney was appointed as Interim Chief Financial Officer subject to an agreement between the Company and Pine Hill. Pine Hill is compensated at fixed hourly rates on actual hours incurred by Pine Hill personnel plus reasonable expenses for performing services pursuant to the agreement. Pine Hill is responsible for all payments to Mr. Sweeney. As a result, Mr. Sweeney does not receive direct compensation from the Company and the amount of aggregate payments made to Pine Hill are based on the amount of work performed on our behalf.

(4)
Kevin J. Bratton, the Company’s Former Vice President and Chief Financial Officer, was the Company’s only executive officer during 2016. Mr. Bratton left the Company effective May 31, 2017. In recognition of Mr. Bratton’s service to the Company, the Board awarded Mr. Bratton a $15,000 cash payment and 3,309 shares of Class A Common Stock, granted pursuant to Section 4(2) under the Securities Act of 1933, as amended.

Grants of Plan Based Awards

The following table summarizes plan based awards made to each of the named executive officers for 2017 under the Company’s compensation plans:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units	Grant Date Fair Value of Share Awards

Gregory H.A. Baxter (1)	June 9, 2017	28,362	$300,000

Ian Estus (1)	June 9, 2017	85,086	$900,000

Kevin J. Bratton (2)	June 9, 2017	3,309	$33,917

(1)	Restricted shares that vest in three equal installments on the first three anniversaries of the date of grant, subject to continued employment.

(2)
In recognition of Mr. Bratton’s service to the Company, the Board awarded Mr. Bratton a $15,000 cash payment and 3,309 shares of Class A Common Stock, granted pursuant to Section 4(2) under the Securities Act of 1933, as amended.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth specified information concerning equity awards held by each of the named executive officers as of December 31, 2017:

Name	Number of shares or units that have not vested (1)	Market value of shares or units that have not vested (2)
Gregory H.A. Baxter	28,362	326,163

Ian Estus	85,086	978,489

(1)	Restricted shares that vest in three equal installments on the first three anniversaries of the date of grant, subject to continued employment.

(2)	Based on the $11.50 closing share price of SDOIA stock as of December 31, 2017.

Option Exercises and Shares Vested

None of our named executive officers exercised any options or had any shares vest during 2017.

Executive Employment Agreements

There are currently no executive employment agreements.

The Company maintained an offer letter with Mr. Bratton, dated as of May 18, 2009, which outlined the terms of his employment. This letter provided for compensation at an annual rate of $240,000 with annual increases as determined by the Compensation Committee. Under this agreement, Mr. Bratton received options to purchase 75,000 shares of Common Stock, vesting at a rate of 25% annually beginning on the first anniversary of the grant date. Mr. Bratton was also granted 25,000 restricted shares of Common Stock, which were granted with the same terms as the options. Mr. Bratton resigned as the Company’s Chief Financial Officer effective as of June 1, 2017.

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

Tax Considerations

Except for performance-based compensation that meets certain requirements, Section 162(m) of the Internal Revenue Code provides that a publicly-held corporation may not deduct more than $1 million in a taxable year for certain forms of compensation made to the chief executive officer and certain other officers listed on the Summary Compensation Table. With the exception of certain grandfathered awards made pursuant to a written binding contract in effect on November 2, 2017, the Tax Cuts and Jobs Act which became law on December 22, 2017, amended Section 162(m) to eliminate the performance-based compensation exception effective January 1, 2018. Our policy is to seek to preserve the federal income tax deductibility of compensation paid to our executives, and our annual bonus and equity awards have generally been structured to preserve deductibility under Section 162(m).  Nevertheless, we retain the flexibility to authorize compensation that may not be deductible if it is in the best interests of our company. We believe that substantially all of the compensation paid to our executives for 2017 was deductible.

Role of Executive Officers in Determining Executive Compensation for Named Executive Officers

In connection with 2017 compensation decisions, Messrs. Baxter and Estus made recommendations as to the other named executive officers, but not as to their own compensation. While the Compensation Committee discussed compensation arrangements in light of this information, and noted the observations of Messrs. Baxter and Estus with regard to other NEOs, the ultimate decisions regarding executive compensation were made by the Compensation Committee.

Perquisites and Other Personal Benefits

In addition to the components noted above, our total executive compensation program also includes various benefits, such as health insurance plans, other insured benefits, paid leave and retirement plans in which substantially all of the Company’s employees participate. At the present time, the only plans in effect are health, dental, life and disability insurance plans.

Report of the Compensation Committee

The Compensation Committee oversees our executive compensation process on behalf of the Board. In fulfilling its oversight responsibilities, the Committee reviewed and discussed the Compensation Discussion and Analysis.

In reliance on the reviews and discussions referred to above, the Committee recommended to the Board of Trustees (and the Board has approved) that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee
David M. Wurzer
Thomas F. Helms, Jr.
David Glazek (Chair)

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

STOCK OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT

The following table presents, as of  March 1, 2018, information as to (i) the persons or entities known to the Company to be beneficial owners of more than 5% of the Common Stock, (ii) each director and director nominee, (iii) each of the named executive officers appearing in the Summary Compensation Table under “Executive Compensation” below and (iv) all directors and executive officers of the Company as a group, based on representations of executive officers and directors of the Company and filings received by the Company on Schedule 13D or 13G promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of March 1, 2018, the Company had 8,551,735 shares outstanding of Class A common stock and 8,040,215 shares outstanding of the Class B common stock. Unless otherwise indicated, the number of shares beneficially owned by the persons or entities named in the table and by all executive officers and directors as a group are presented in accordance with Rule 13d-3 under the Exchange Act and include, in addition to shares issued and outstanding, unissued shares which are subject to issuance upon exercise of options or warrants within 60 days after March 1, 2018. Such unissued shares are also included in computing the percent of class beneficially owned by such person, but are not included in computing the percent of class beneficially owned by any other person. The address of the individual beneficial owners is in care of the Company at its address listed on the first page of this Proxy Statement unless otherwise noted.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Class A Common Stock(1)	Amount and Nature of Beneficial Ownership of Class B Common Stock(1)	Options Exercisable Within 60 Days After Record Date	Total Beneficial Ownership	Percent of Class A	Percent of Class B
Gregory H.A. Baxter	4,500	4,000	-	*	*	*
Ian Estus	11,100	8,000	-	*	*	*
Edward J. Sweeney	-	-	-	*	*	*
David M. Wurzer	3,050	3,050	2,863	*	*	*
Thomas F. Helms, Jr.	272,624	272,624	-	3.29%	3.20%	3.39%
David Glazek	-	-	-	*	*	*
Kevin J. Bratton	5,309	2,000		*	*	*
All officers and directors as a group (7 persons)	296,083	289,674		3.54%	3.48%	3.60%
Standard General L.P. 767 Fifth Avenue, 12th Floor New York, NY 110153	7,385,277	7,360,075	-	88.99%	86.59%	91.54%

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

Related Party Transactions and Approval Policy

Our Code of Ethics mandate that officers and directors bring promptly to the attention of our Compliance Officer, currently our General Counsel, any transaction or series of transactions that may result in a conflict of interest between that person and the Company. Following any disclosure, our Compliance Officer will then review with the Chairman of our Audit Committee the relevant facts disclosed by the officer or director in question. After this review, the Chairman of the Audit Committee and the Compliance Officer determine whether the matter should be brought to the Audit Committee or the full Board of Directors for approval. In considering any such transaction, the Audit Committee or the Board of Directors, as the case may be, will consider various relevant factors, including, among others, the reasoning for the Company to engage in the transaction, whether the terms of the transaction are arm’s length and the overall fairness of the transaction to the Company. If a member of the Audit Committee or the Board is involved in the transaction, he or she will not participate in any of the discussions or decisions about the transaction. The transaction must be approved in advance whenever practicable, and if not practicable, must be ratified as promptly as practicable.

The Company appointed Edward J. Sweeney as the Company’s Interim Chief Financial Officer, effective May 31, 2017. Mr. Sweeney carries out his role as Interim Chief Financial Officer of the Company pursuant to an agreement between the Company and Pine Hill. The agreement outlines the scope of responsibilities of Pine Hill, as well as Mr. Sweeney’s role. These include, but are not limited to, services provided to the Company as interim Chief Financial Officer, controllership services, technical accounting and financial reporting services, and risk, valuation and transaction advisory services. Pine Hill is compensated at fixed hourly rates on actual hours incurred by Pine Hill personnel plus reasonable expenses for performing services pursuant to the agreement. Pine Hill is responsible for all payments to Mr. Sweeney. As a result, Mr. Sweeney does not receive direct compensation from the Company and the amount of aggregate payments made to Pine Hill are based on the amount of work performed on our behalf. During 2017, Pine Hill billed the Company $585,000 in fees for its services.

Item 14.	Principal Accounting Fees and Services

Fees Paid to the Independent Auditors

We paid the following fees to RSM US LLP for fiscal years 2017 and 2016. This includes fees related to work performed by RSM US LLP for our subsidiaries:

	2017	2016
Audit Fees
SDOI	$150,051	$-
Turning Point	510,812	489,391
Total audit fees	660,863	489,391

Audit-Related Fees
SDOI	50,643	-
Turning Point	55,996	265,779
Total audit-related fees	$106,639	$265,779

Tax Fees	-	-
All Other Fees	-	-
	$767,502	$755,170
Audit Fees

RSM US LLP charged $660,863 in fiscal year 2017 for audit fees and $489,391 in fiscal year 2016 for audit fees. These include professional services in connection with the audit of the SDOI’s annual financial statements, as well as the audits of Turning Point’s annual financial statements. They also include reviews of the financial statements included in Quarterly Reports on Form 10-Q for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years shown.

Audit-related Fees

RSM US LLP charged $106,639 in fiscal year 2017 and $265,779 in fiscal year 2016 for audit-related fees. Fees in 2017 relate to consummated acquisitions and Turning Point’s S-3 Registration Statement. Fees in 2016 relate to the Turning Point IPO and Turning Point consummated acquisitions.

Tax Fees

RSM US LLP did not charge the Company for any tax services in fiscal years 2017 or 2016.

All Other Fees

RSM US LLP did not charge the Company for any non-audit services in fiscal year 2017 or 2016.

All of the services described in the preceding paragraphs were approved by the Audit Committee pursuant to applicable regulations

PART IV

Item15.	Exhibits and Financial Statement Schedules

1.	Financial Statements

(a)	See the Consolidated Financial Statements which begin on page 62 of this report.

2.	Financial Statement Schedules

Schedule I–Condensed financial information of Registrant as of December 31, 2017 and for the period from June 1, 2017 through December 31, 2017.

3.	Exhibits

Exhibit Number	Description	Reference
2.1	Contribution and Exchange Agreement, dated as of November 25, 2016, by and among Special Diversified Opportunities Inc., Standard General Master Fund L.P., P Standard General Ltd. and Standard General Focus Fund L.P.	(1)

2.2	First Amendment to Contribution and Exchange Agreement, dated as of January 25, 2017, by and among Special Diversified Opportunities Inc., Standard General Master Fund L.P., P Standard General Ltd. and Standard General Focus Fund L.P.	(2)

2.3	Second Amendment to Contribution and Exchange Agreement, dated as of April 5, 2017, by and among Special Diversified Opportunities Inc., Standard General Master Fund L.P., P Standard General Ltd. and Standard General Focus Fund L.P.	(3)

2.4	Third Amendment to Contribution and Exchange Agreement, dated as of May 3, 2017, by and among Special Diversified Opportunities Inc., Standard General Master Fund L.P., P Standard General Ltd. and Standard General Focus Fund L.P.	(4)

2.5	Stock Purchase Agreement, dated as of November 23, 2016, between Special Diversified Opportunities Inc. and Interboro LLC	(5)

2.6	Asset Purchase Agreement, dated as of November 4, 2016, between Standard Outdoor Southwest LLC and Metro Outdoor of Austin LLC	(6)

2.7	Stock Purchase Agreement dated as of November 17, 2016, by and among National Tobacco Company, L.P., the Sellers named therein and Smoke Free Technologies, Inc.	(7)

3.1	Sixth Amended and Restated Certificate of Incorporation of the Company	(8)

3.2	Second Amended and Restated Bylaws of the Company	(9)

4.1	Registration Rights Agreement, dated as of June 1, 2017, among the Registrant, Standard General Master Fund L.P., P Standard General Ltd. and Standard General Focus Fund L.P.	(10)

4.2	Registration Rights Agreement, dated as of May 10, 2016, by and among Turning Point Brands, Inc. and the stockholders named therein.	(11)

10.1	2017 Omnibus Equity Compensation Plan of the Company*	(12)

10.2	1998 Employee Stock Purchase Plan*	(13)

10.3	Contract Manufacturing, Packaging and Distribution Agreement dated as of September 4, 2008, between National Tobacco Company, L.P. and Swedish Match North America, Inc.	(7)

10.4	Amended and Restated Distribution and License Agreement dated as of November 30, 1992, between Bolloré Technologies, S.A. and North Atlantic Trading Company, Inc., as predecessor to North Atlantic Operating Company, Inc. (U.S.)	(7)

10.5	Amended and Restated Distribution and License Agreement dated as of November 30, 1992, between Bolloré Technologies, S.A. and North Atlantic Trading Company, Inc., as predecessor to North Atlantic Operating Company, Inc. (Canada)	(7)

10.6	Amendment to the Amended and Restated Distribution and License Agreement dated March 31, 1993 between Bolloré Technologies, S.A. and North Atlantic Trading Company, Inc.	(7)

10.7	Amendment to the Amended and Restated Distribution and License Agreements dated June 10, 1996, between Bolloré Technologies, S.A. and North Atlantic Trading Company, Inc. (U.S. & Canada)	(7)

10.8	Amendment to the Amended and Restated Distribution and License Agreement dated September 1996, between Bolloré Technologies, S.A. and North Atlantic Trading Company, Inc. (U.S. & Canada)	(7)

10.9	Restated Amendment to the Amended and Restated Distribution and License Agreement between Bolloré Technologies, S.A. and North Atlantic Operating Company, Inc. dated June 25, 1997 (U.S. & Canada)	(7)

10.10	Amendment to the Amended and Restated Distribution and License Agreement dated October 22, 1997, between Bolloré Technologies, S.A. and North Atlantic Operating Company, Inc. (U.S. & Canada)	(7)

10.11	Amendment to the Amended and Restated Distribution and License Agreement dated June 19, 2002, between Bolloré S.A. and North Atlantic Operating Company, Inc. (U.S. & Canada)	(7)

10.12	Trademark Consent Agreement, dated March 26, 1997, between Bolloré Technologies, S.A. and North Atlantic Trading Company, Inc.	(7)

10.13	Amendment to the Amended and Restated Distribution and License Agreement dated February 28, 2005, between Bolloré S.A. and North Atlantic Operating Company, Inc. (U.S. & Canada)	(7)

10.14	Amendment to the Amended and Restated Distribution and License Agreement dated April 20, 2006, between Bolloré S.A. and North Atlantic Operating Company, Inc. (U.S. & Canada)	(7)

10.15	Amendment to the Amended and Restated Distribution and License Agreement dated March 10, 2010, between Bolloré S.A. and North Atlantic Operating Company, Inc. (U.S. & Canada)	(7)

10.16	Consent Agreement dated as of April 4, 1997, between Bolloré Technologies, S.A. and North Atlantic Trading Company, Inc.	(7)

10.17	Amendment No. 1 to Consent Agreement dated as of April 9, 1997, between Bolloré Technologies, S.A. and North Atlantic Operating Company, Inc.	(7)

10.18	Amendment No. 2 to Consent Agreement dated as of June 25, 1997, between Bolloré Technologies, S.A. and North Atlantic Operating Company, Inc.	(7)

10.19	Trademark Consent Agreement dated July 31, 2003, among Bolloré Technologies, S.A., North Atlantic Trading Company, Inc. and North Atlantic Operating Company, Inc.	(7)

10.20	Amendment No. 2 to Trademark Consent Agreement dated December 17, 2012, between Bolloré S.A. and North Atlantic Operating Company, Inc.	(7)

10.21	License and Distribution Agreement dated March 19, 2013 between Bolloré S.A. and North Atlantic Operating Company, Inc.	(7)

10.22	Distributors Supply Agreement dated as of April 1, 2013, between National Tobacco Company, L.P. and JJA Distributors, LLC	(7)

10.23	Amendment No. 1 to the Amended and Restated Exchange and Stockholders’ Agreement dated April 28, 2016	(7)

10.24	First Lien Credit Agreement dated as of February 17, 2017, by and among Turning Point Brands, Inc., Fifth Third Bank, and the lenders party thereto	(7)

10.25	Second Lien Credit Agreement dated as of February 17, 2017, by and among Turning Point Brands, Inc., as the Borrower, Prospect Capital Corporation, as administrative agent, and the lenders party thereto	(7)

10.26	First Lien Guaranty and Security Agreement dated as of February 17, 2017, by and among Turning Point Brands, Inc., Fifth Third Bank, and the lenders party thereto	(7)

10.27	Second Lien Guaranty and Security Agreement dated as of February 17, 2017, by and among Turning Point Brands, Inc., Prospect Capital Corporation, and the lenders party thereto	(7)

10.28	Intercreditor Agreement dated as of February 17, 2017, by and among Turning Point Brands, Inc., the other grantors party thereto, Fifth Third Bank, as first lien collateral agent, and Prospect Capital Corporation, as second lien collateral agent	(7)

10.29	Amended and Restated First Lien Credit Agreement, dated as of March 7, 2018, by and among Turning Point Brands, Inc. and its subsidiaries, as the obligors, Fifth Third Bank, as administrative agent, and the lenders party thereto	(7)

10.30	Amended and Restated Second Lien Credit Agreement, dated as of March 7, 2018, by and among Turning Point Brands, Inc. and its subsidiaries, as obligors, Prospect Capital Corporation, as administrative agent, and the lenders party thereto	(7)

10.31	Omnibus Amendment, Reaffirmation Agreement and Joinder, dated as of March 7, 2018, by and among Turning Point Brands, Inc. and its subsidiaries, as the Grantors, Fifth Third Bank, as administrative agent, and the lenders party thereto	(7)

10.32	Second Lien Omnibus Amendment, Reaffirmation Agreement and Joinder, dated as of March 7, 2018, by and among Turning Point Brands, Inc. and its subsidiaries, as the Grantors, Fifth Third Bank, as administrative agent, and the lenders party thereto	(7)

10.33	First Amendment to Second Lien Intercreditor Agreement, dated as of March 7, 2018, by and among Turning Point Brands, Inc., and the other grantors party thereto, Fifth Third Bank, as first lien collateral agent, and Prospect Capital Corporation, as second lien collateral agent	(7)

10.34	Form of Installment Note issued to VaporBeast Stockholders on November 30, 2016	(7)

10.35	Form of 18-Month Note issued to VaporBeast Stockholders on November 30, 2016	(7)

10.36	Form of Guaranty to VaporBeast Shareholders dated November 17, 2016	(7)

21.1	Subsidiaries of the Company (filed herewith)

31.1	Certification of the Principal Executive Officer of Standard Diversified Opportunities Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Principal Financial Officer of Standard Diversified Opportunities Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1
Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished herewith)

99.1	Press release of the Company (filed herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Scheme Document (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

(1)	Filed as an exhibit to the Company's Current Report on Form 8-K filed November 25, 2016 and incorporated by reference herein.
(2)	Filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-4 (No. 333-215802) filed on January 30, 2017 and incorporated by reference herein.
(3)	Filed as an exhibit to the Company's Current Report on Form 8-K filed April 6, 2017 and incorporated by reference herein.
(4)	Filed as an exhibit to Amendment No. 4 to the Company's Registration Statement on Form S-4 (No. 333-215802) filed on May 5, 2017 and incorporated by reference herein.
(5)	Filed as an exhibit to the Company's Current Report on Form 8-K filed November 25, 2016 and incorporated by reference herein.
(6)	Filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-215802) filed on January 30, 2017 and incorporated by reference herein.

(7)	Filed as an exhibit to the Annual Report on Form 10-K of Turning Point Brands, Inc. filed on March 8, 2018 and incorporated by reference herein.
(8)	Filed as an exhibit to the Company's Current Report on Form 8-K filed August 21, 2017 and incorporated by reference herein.
(9)	Filed as an exhibit to the Company's Current Report on Form 8-K filed July 15, 2013 and incorporated by reference herein.
(10)	Filed as an exhibit to the Company's Current Report on Form 8-K filed on June 5, 2017 and incorporated by reference herein.
(11)	Filed as an exhibit to the Current Report on Form 8-K of Turning Point Brands, Inc. filed on May 16, 2016 and incorporated by reference herein.
(12)	Filed as an exhibit to the Company’s Information Statement on Schedule 14C filed on July 28, 2017 and incorporated by reference herein.
(13)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (No. 333- 68107) filed on November 30, 1998 and incorporated by reference herein.

*	Management contract or compensatory plan.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD DIVERSIFIED OPPORTUNITIES INC.

Date:	March 12, 2018	/s/ Ian Estus
Ian Estus
Chief Executive Officer

Date:	March 12, 2018	/s/ Edward J. Sweeney
Edward J. Sweeney
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	March 12, 2018	/s/ Ian Estus
Ian Estus
Chief Executive Officer

Date:	March 12, 2018	/s/ Edward J. Sweeney
Edward J. Sweeney
Interim Chief Financial Officer

Date:	March 12, 2018	/s/ Gregory H.A. Baxter
Gregory H.A. Baxter
Executive Chairman of the Board of Directors

Date:	March 12, 2018	/s/ David M. Wurzer
David M. Wurzer
Director

Date:	March 12, 2018	/s/ Thomas F. Helms, Jr.
Thomas F. Helms, Jr.
Director

Date:	March 12, 2018	/s/ David Glazek
David Glazek
Director

SCHEDULE I

Condensed Financial Information of Registrant
STANDARD DIVERSIFIED OPPORTUNITIES INC (Parent Company Only)
BALANCE SHEETS
ASSETS

December 31, 2017
(In thousands)

Cash and cash equivalents	$15,605
Investments in capital stocks of subsidiaries, at equity	27,393
Other assets	503
Total assets	$43,501
LIABILITIES AND SHAREHOLDERS’ EQUITY

December 31,
2017
Current liabilities	$1,064
Total liabilities	1,064
Shareholders’ equity	42,437
Total liabilities and shareholders’ equity	$43,501

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

For the period from June 1, 2017 to December 31, 2017
(In millions)

Equity in income of subsidiaries	$7,906
Interest and other	64
Total	7,970

General & Administrative expenses	2,323
Total	2,323
Income before income tax	5,647
Income tax expense	-
Net income	5,647
Equity in other comprehensive income of subsidiaries	762
Total comprehensive income	$6,409

SCHEDULE I

Condensed Financial Information of Registrant
STANDARD DIVERSIFIED OPPORTUNITIES INC (Parent Company Only)
STATEMENTS OF CASH FLOWS

For the period from June 1, 2017 to December 31, 2017
(In thousands)

Operating Activities:
Net income	$5,647
Dividends received from subsidiary	393
Stock-based compensation expense	249
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity method investees	(7,906)
Changes in operating assets and liabilities, net:
Receivables and other assets	(226)
Accounts payable and accrued liabilities	(2,515)
(4,358)

Investing Activities:
Acquisition	(290)
(290)

Net change in cash	(4,648)
Cash, beginning of period	20,253
Cash, end of year	$15,605

SCHEDULE I-NOTES TO THE CONDENSED FINANCIAL STATEMENTS (PARENT ONLY)

NOTE 1.	BACKGROUND

These condensed parent company-only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of Standard Diversified Opportunities Inc. (“SDOI”) (as defined in Rule 4-08(e)(3) of Regulation S-X) exceed 25% of the consolidated net assets of the Company. The ability of SDOI’s operating subsidiaries to pay dividends is restricted by the terms of the borrowings described in Note 11 to the consolidated financial statements.

These condensed parent company financial statements have been prepared using the same accounting principles and policies described in the notes to the consolidated financial statements, with the only exception being that the parent company accounts for its subsidiaries using the equity method. These condensed financial statements should be read in conjunction with the consolidated financial statements and related notes thereto.

On June 1, 2017, SDOI consummated a Contribution and Exchange Transaction (the “Contribution and Exchange”) to acquire a 52.1% controlling interest in Turning Point Brands, Inc. (“Turning Point”). The transaction was accounted for as a recapitalization or reverse acquisition. Turning Point was the accounting acquirer for financial reporting purposes, notwithstanding the legal form of the transaction.  The primary reason the transaction was treated as a purchase by Turning Point rather than a purchase by SDOI was because SDOI was a shell company with limited operations and Turning Point’s stockholders gained majority control of the outstanding voting power of the Company’s equity securities through their collective ownership of a majority of the outstanding shares of Company common stock. Consequently, reverse acquisition accounting has been applied to the transaction. Accordingly, the historical financial statements of Turning Point through May 31, 2017 became the Company’s historical financial statements, including the comparative prior periods. These consolidated financial statements include the results of SDOI from June 1, 2017, the date the reverse acquisition was consummated. As of December 31, 2017, SDOI has a 51.2% ownership interest in Turning Point.

These condensed financial statements include the period from June 1, 2017 through December 31, 2017, the period in which SDOI was a parent company. During this period, SDOI received a dividend of $0.4 million from Turning Point.