Form 10-Q
period 2018-03-31
STANDARD DIVERSIFIED INC.
filed 2018-05-14
CIK 911649

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _________ to _________

Commission File Number 001-36696

STANDARD DIVERSIFIED INC.
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
STANDARD DIVERSIFIED OPPORTUNITIES INC.

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

At May 1, 2018, there were 8,913,592 shares outstanding of the registrant’s Class A common stock, par value $0.01 per share, and 7,697,192 shares outstanding of the registrant’s Class B common stock, par value $0.01 per share.

STANDARD DIVERSIFIED INC. AND SUBSIDIARIES

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements

Standard Diversified Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in thousands except share data)
(unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$31,535	$18,219
Fixed maturities available for sale, at fair value; amortized cost $23,171 in 2018	22,772	-
Trade accounts receivable, net of allowances of $46 in 2018 and $17 in 2017	2,418	3,249
Premiums receivable	6,417	-
Investment income due and accrued	138	-
Inventories	58,059	63,296
Other current assets	12,733	10,851
Property, plant and equipment, net	26,580	9,172
Deferred income taxes	-	450
Deferred financing costs, net	1,025	630
Intangible assets, net	29,486	26,436
Deferred policy acquisition costs	1,172	-
Goodwill	134,906	134,620
Master Settlement Agreement (MSA) escrow deposits	30,316	30,826
Pension asset	-	396
Other assets	1,759	569
Total assets	$359,316	$298,714

LIABILITIES AND EQUITY
Reserves for losses and loss adjustment expenses	$26,996	$-
Unearned premiums	13,014	-
Advance premiums collected	803	-
Accounts payable	7,445	3,686
Accrued liabilities	14,270	20,014
Current portion of long-term debt	10,900	7,850
Revolving credit facility	-	8,000
Notes payable and long-term debt	205,273	186,190
Deferred income taxes	455	-
Postretirement benefits	3,968	3,962
Asset retirement obligations	2,028	-
Other long-term liabilities	2,617	571
Total liabilities	287,769	230,273

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value; authorized shares 500,000,000; -0- issued and outstanding shares	-	-
Class A common stock, $0.01 par value; authorized shares, 300,000,000; 8,581,510 and 8,347,123 issued and outstanding shares at March 31, 2018 and December 31, 2017, respectively	86	83
Class B common stock, $0.01 par value; authorized shares, 30,000,000; 8,029,274 and 8,040,275 issued and outstanding shares at March 31, 2018 and December 31, 2017, respectively; convertible into Class A shares on a one-for-one basis	80	81
Additional paid-in capital	73,464	70,813
Accumulated other comprehensive loss	(2,396)	(1,558)
Accumulated deficit	(26,473)	(26,982)
Total stockholders’ equity	44,761	42,437
Noncontrolling interests	26,786	26,004
Total equity	71,547	68,441
Total liabilities and equity	$359,316	$298,714

The accompanying notes are an integral part of the condensed consolidated financial statements.

Standard Diversified Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(dollars in thousands except share data)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Net sales	$74,348	$66,788
Insurance premiums earned	7,317	-
Net investment income	194	-
Other income	207	-
Total revenues	82,066	66,788

Operating costs and expenses:
Cost of sales	42,456	39,116
Selling, general and administrative expenses	23,470	16,823
Incurred losses and loss adjustment expenses	5,812	-
Acquisition and underwriting expenses	53	-
Other operating expenses	1,236	-
Total operating costs and expenses	73,027	55,939
Operating income	9,039	10,849

Interest expense	3,992	4,933
Interest and investment income	(103)	(114)
Loss on extinguishment of debt	2,384	6,116
Net periodic benefit (income) expense, excluding service cost	(43)	92
Income (loss) before income taxes	2,809	(178)
Income tax expense (benefit)	809	(2,055)
Net income	2,000	1,877
Net income attributable to noncontrolling interests	1,479	-
Net income attributable to Standard Diversified Inc.	$521	$1,877

Net income attributable to SDI per Class A and Class B Common Share – Basic	$0.03	$0.07
Net income attributable to SDI per Class A and Class B Common Share – Diluted	$0.03	$0.07
Weighted Average Class A and Class B Common Shares Outstanding – Basic	16,559,432	27,923,612
Weighted Average Class A and Class B Common Shares Outstanding – Diluted	16,603,228	28,593,562

The accompanying notes are an integral part of the condensed consolidated financial statements.

Standard Diversified Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive (Loss) Income
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017

Net income	$2,000	$1,877

Other comprehensive (loss) income:
Amortization of unrealized pension and postretirement losses, net of tax of $10 and $0, respectively	30	120
Unrealized investment (losses) gains, net of tax of $135 and $43, respectively	(783)	71
Unrealized losses on interest rate swaps, net of tax of $185	(526)	-
Other comprehensive (loss) income	(1,279)	191
Amounts attributable to noncontrolling interests	(1,479)	-
Comprehensive (loss) income attributable to Standard Diversified Inc.	$(758)	$2,068

The accompanying notes are an integral part of the condensed consolidated financial statements

Standard Diversified Inc. and Subsidiaries
Condensed Consolidated Statement of Equity
(dollars in thousands, except share data)
(unaudited)

	Standard Diversified Inc. Shareholders
	Class A Common Shares		Class B Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total

	Shares	Amount	Shares	Amount
Balance December 31, 2017	8,347,123	$83	8,040,275	$81	$70,813	$(1,558)	$(26,982)	$26,004	$68,441
Conversion of Class B common stock into Class A common stock	11,001	1	(11,001)	(1)	-	-	-	-	-
Issuance of Class A common stock in private placement, net of issuance costs	181,825	2	-	-	1,978	-	-	-	1,980
Issuance of Class A common stock in asset purchase	22,727	-	-	-	250	-	-	-	250
SDI restricted stock vesting	18,834	-	-	-	-	-	-	-	-
Unrecognized pension and postretirement cost adjustment	-	-	-	-	-	15	-	15	30
Unrealized loss on investments	-	-	-	-	-	(596)	-	(187)	(783)
Unrealized loss on interest rate swaps	-	-	-	-	-	(269)	-	(257)	(526)
SDI stock-based compensation	-	-	-	-	341	-	-	-	341
Impact of Turning Point equity transactions on APIC and NCI	-	-	-	-	82	-	-	111	193
Turning Point dividend payable to nontrolling interests	-	-	-	-	-	-	-	(379)	(379)
Impact of adoption of ASU 2018-02	-	-	-	-	-	12	(12)	-	-
Net income	-	-	-	-	-	-	521	1,479	2,000
Balance March 31, 2018	8,581,510	$86	8,029,274	$80	$73,464	$(2,396)	$(26,473)	$26,786	$71,547

The accompanying notes are an integral part of the condensed consolidated financial statements

Standard Diversified Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$2,000	$1,877
Adjustments to reconcile net income to net cash provided by (used in) in operating activities:
Loss on extinguishment of debt	2,384	6,116
Depreciation expense	768	354
Amortization of deferred financing costs	323	294
Amortization of original issue discount	-	66
Amortization of intangible assets	219	175
Deferred income taxes	793	(2,564)
Stock-based compensation expense	385	45
Amortization of bond discount/premium	13	-
Change in allowance	(4)	-
Changes in operating assets and liabilities:
Trade accounts receivable	824	(1,801)
Premiums receivable	745	-
Investment income due and accrued	65	-
Inventories	5,237	1,299
Other current assets	(1,795)	(1,420)
Deferred policy acquisition costs	(1,172)	-
Other assets	(120)	26
Accounts payable	2,963	(1,597)
Accrued liabilities and postretirement liabilities	(6,510)	(5,210)
Reserves for losses and loss adjustment expenses	(2,371)	-
Unearned and advance premiums	358	-
Other liabilities	(751)	-
Net cash provided by (used in) operating activities	4,354	(2,340)

Cash flows from investing activities:
Proceeds from sale and maturity of fixed maturity securities, available-for-sale	2,205	-
Restricted cash, MSA escrow deposits	(530)	1,192
Acquisitions, net of cash acquired	2,918	-
Capital expenditures	(383)	(368)
Net cash provided by investing activities	4,210	824

Standard Diversified Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from financing activities:
Proceeds from 2018 first lien term loan	160,000	-
Proceeds from 2018 second lien term loan	40,000	-
(Payments of) proceeds from 2017 revolving credit facility	(8,000)	29,550
(Payments of) proceeds from 2017 first lien term loans	(140,613)	145,000
(Payments of) proceeds from 2017 second lien term loan	(55,000)	55,000
Payments of financing costs	(3,279)	(4,792)
Payments of revolving credit facility	-	(15,034)
Payments of first lien term loan	-	(147,312)
Payments of second lien term loan	-	(60,000)
Proceeds from borrowings under SDI credit facility, net	9,114	-
Proceeds from issuance of common stock	1,980	-
Turning Point Brands exercise of stock options	20	679
Turning Point Brands surrender of options	-	(1,000)
Net cash provided by financing activities	4,222	2,091

Net increase in cash	$12,786	$575

Cash, beginning of period
Unrestricted	18,219	2,865
Restricted	4,709	3,889
Total cash at beginning of period	22,928	6,754

Cash, end of period
Unrestricted	31,535	2,248
Restricted	4,179	5,081
Total cash at end of period	$35,714	$7,329

Supplemental schedule of noncash investing and financing activities:
Accrued expenses incurred for financing costs	$154	$226
Issuance of SDI shares in asset purchase	$250	$-
Issuance of promissory notes in asset purchases	$8,810	$-

The accompanying notes are an integral part of the condensed consolidated financial statements

Standard Diversified Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except where designated and per share data)
(unaudited)

Note 1. Organization and Description of Business

The accompanying condensed consolidated financial statements include the results of operations of Standard Diversified Inc. (“SDI”), a holding company, and its subsidiaries (collectively, “the Company”). SDI (f/k/a Standard Diversified Opportunities Inc., Special Diversified Opportunities Inc. and Strategic Diagnostics Inc.) was incorporated in the State of Delaware in 1990, and, until 2013, engaged in bio-services and industrial bio-detection (collectively, the “Life Sciences Business”). On July 12, 2013, SDI sold substantially all of its rights, title and interest in substantially all of its non-cash assets related to the Life Sciences Business and became a “shell company,” as such term is defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended.

On June 1, 2017, SDI consummated a Contribution and Exchange Transaction (the “Contribution and Exchange”) to acquire a 52.1% controlling interest in Turning Point Brands, Inc. (“Turning Point”). The transaction was accounted for as a recapitalization or reverse acquisition. Turning Point was the accounting acquirer for financial reporting purposes, notwithstanding the legal form of the transaction.  The primary reason the transaction was treated as a purchase by Turning Point rather than a purchase by SDI was because SDI was a shell company with limited operations and Turning Point’s stockholders gained majority control of the outstanding voting power of the Company’s equity securities through their collective ownership of a majority of the outstanding shares of Company common stock. Consequently, reverse acquisition accounting has been applied to the transaction. Accordingly, the historical financial statements of Turning Point through May 31, 2017 became the Company’s historical financial statements, including the comparative prior periods. These condensed consolidated financial statements include the results of SDI from June 1, 2017, the date the reverse acquisition was consummated. As of March 31, 2018, SDI has a 51.2% ownership interest in Turning Point.

Prior to the consummation of the Contribution and Exchange, SDI amended and restated its certificate of incorporation to provide for, among other things, (i) the reclassification of every 25 shares of its common stock, par value $0.01 per share, into one share of a new class of common stock, par value $0.01 per share, designated as Class A Common Stock (the “Class A Common Stock”) and (ii) the authorization for issuance of an additional class of common stock, par value $0.01 per share, of SDI designated as Class B Common Stock (the “Class B Common Stock”). In connection with the closing of the Contribution and Exchange, SDI declared a dividend of one share of Class B Common Stock for each outstanding share of Class A Common Stock, payable to holders of record of Class A Common Stock on June 2, 2017. The capital structure, including the number and type of shares issued appearing in the consolidated balance sheets for the periods presented, reflects that of the legal parent or accounting acquiree, SDI, including the shares issued to effect the reverse acquisition after the Contribution and Exchange and the capital structure modified by the 1-for-25 exchange ratio of the SDI shares outstanding prior to the consummation of the Contribution and Exchange.

All references in the unaudited condensed consolidated financial statements presented herein to the number of shares and per share amounts of common stock have been retroactively restated to reflect the reclassification of common stock, the shares issued in the Contribution and Exchange and the dividend of Class B Common Stock. Refer to Note 3. Acquisitions, for further information. As a result of the consummation of the Contribution and Exchange, SDI is no longer a shell company.

Recent acquisitions

On January 2, 2018, SDI, through its wholly-owned subsidiary, Pillar General Inc. (“Pillar General”), acquired all the outstanding capital stock of Interboro Holdings, Inc. (“Interboro”) for a cash purchase price of $2.5 million. Under the name Maidstone Insurance Company (“Maidstone”), Maidstone offers personal automobile insurance, primarily in the State of New York (See Note 3. Acquisitions).

On January 18, 2018, SDI, through its wholly-owned subsidiary, Standard Outdoor LLC, acquired assets consisting of 83 billboard structures located in Alabama, as well as the ground leases and advertising contracts relating to such billboard structures for total consideration with a fair value of approximately $9.7 million (See Note 3. Acquisitions).

On February 20, 2018, SDI, through Standard Outdoor LLC, acquired assets consisting of 86 billboard structures located in Georgia and Florida, as well as the ground leases and advertising contracts relating to such billboard structures for total consideration with a fair value of approximately $6.8 million (See Note 3. Acquisitions).

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

SDI is a holding company and its consolidated financial statements include Turning Point and its subsidiaries, Pillar General and its subsidiaries, and Standard Outdoor LLC and its subsidiaries.

Turning Point is a holding company which owns North Atlantic Trading Company, Inc. (“NATC”), and its subsidiaries and Turning Point Brands, LLC (“TPLLC”), and its subsidiaries. Except where the context indicates otherwise, references to Turning Point include Turning Point; NATC and its subsidiaries National Tobacco Company, L.P. (“NTC”), National Tobacco Finance, LLC (“NTFLLC”), North Atlantic Operating Company, Inc. (“NAOC”), North Atlantic Cigarette Company, Inc. (“NACC”), and RBJ Sales, Inc. (“RBJ”); and TPLLC and its subsidiaries Intrepid Brands, LLC (“Intrepid”), VaporBeast, LLC (“VaporBeast,” f/k/a Smoke Free Technologies, Inc.), and Vapor Shark, LLC, and its subsidiaries (collectively, “Vapor Shark,” f/k/a The Hand Media).

Pillar General, a wholly-owned subsidiary of the Company, owns 100% of Interboro Holdings, Inc. which is a holding company and includes the accounts of its wholly-owned subsidiaries (collectively, “Interboro”) which consist of Interboro Management, Inc. (“Interboro Management”), Maidstone Insurance Company (“Maidstone”), formerly known as AutoOne Insurance Company (“AOIC”) and AIM Insurance Agency Inc. (“AIM”). Maidstone is domiciled in the State of New York and is a property and casualty insurance company which provides automobile insurance.

Standard Outdoor LLC, a wholly-owned subsidiary of the Company, and its subsidiaries (collectively, “Standard Outdoor”), consists of Standard Outdoor Southeast I LLC, Standard Outdoor Southeast II LLC and Standard Outdoor Southwest LLC. Standard Outdoor is an out-of-home advertising business with billboard structures located in Texas, Alabama, Georgia and Florida.

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

As a result of the consummation of the Contribution and Exchange, the historical financial statements of Turning Point became the Company’s historical financial statements. Accordingly, the historical financial statements of Turning Point are included in the comparative prior periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes of SDI as of and for the year ended December 31, 2017 filed on Form 10-K with the Securities and Exchange Commission on March 12, 2018.  The operating results of SDI are included in these financial statements beginning on June 1, 2017.

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated.

Certain prior years amounts have been reclassified to conform to the current year’s presentation. The changes did not have an impact on the Company’s consolidated financial position, results of operations or cash flows in any of the periods presented.

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

SDI acquired a 52.1% interest in Turning Point on June 1, 2017 through a reverse acquisition as described in Note 1. Organization and Description of Business. Amounts pertaining to the noncontrolling ownership interest held by third parties in the financial position and operating results of the Company are reported as noncontrolling interests in the accompanying condensed consolidated financial statements. As of March 31, 2018, SDI has an ownership interest of 51.2% in Turning Point.

Use of Estimates

The preparation of the condensed consolidated financial statements requires the management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the period. The Company’s significant estimates include those affecting the valuation of goodwill and other intangible assets, the adequacy of the Company’s insurance reserves, assumptions used in determining pension and postretirement benefit obligations and deferred income tax valuation allowances. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents.  These investments are both readily convertible to cash and near maturity such that they present insignificant risk of changes in fair value. At times, cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Management does not consider the cash balances above FDIC limits to be significant risks.

Revenue Recognition

Turning Point: Turning Point adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP, on January 1, 2018. Turning Point recognizes revenues, net of sales incentives and sales returns, including shipping and handling charges billed to customers, upon delivery of goods to the customer at an amount that it expects to be entitled to in exchange for those goods in accordance with the five-step analysis outlined in Topic 606: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied.

A further requirement of ASU 2014-09 is for entities to disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Turning Point’s management views business performance through segments that closely resemble the performance of major product lines. Thus, the primary, and most useful, disaggregation of Turning Point’s contract revenue for decision making purposes is the disaggregation by segment which can be found in Note 19. Segment Information. An additional disaggregation of contract revenue by sales channel can be found within Note 19. Segment Information as well.

Standard Outdoor: The Company’s out-of-home advertising business revenues are derived from billboard space contracts with customers which are currently accounted for as leases under ASC 840, Leases. The Company will continue to account for these revenues under ASC 840, Leases, through December 31, 2018. The Company is still evaluating the impact that ASU No. 2016-02, Leases (Topic 842), effective for the Company on January 1, 2019, will have on its out-of-home advertising business revenues.

Maidstone: Maidstone recognizes revenues from insurance contracts, including premiums and fees, under the guidance in ASC 944, Financial Services-Insurance Premiums. Insurance contracts are out of scope of ASC 606. Maidstone’s premiums, which are recorded at the policy inception, are earned pro rata over the period for which the coverage is provided, generally six months for auto policies. Unearned premiums represent the portion of premiums written that are applicable to the unexpired terms of policies in force. Premiums ceded to other companies pursuant to reinsurance agreements have been reported as a reduction to premiums earned. Take-out fees are received by Maidstone in the form of credits when it writes business from the state assigned pool. These credits can be used by Maidstone to reduce the amount of business it writes from the assigned pool in the future or they can be sold to third-party insurance companies for them to reduce their exposure to the assigned risk pool. Maidstone collects other miscellaneous fees such as installment and late fees. Broker fee income is received from non-affiliated insurance companies for which Maidstone’s management acts as an agent to sell their state mandated obligations for assigned risks. These fees are shown as other income in the condensed consolidated statements of income.

Shipping Costs

The Company records shipping costs incurred as a component of selling, general and administrative expenses. Shipping costs incurred were approximately $3.2 million and $2.2 million for the three months ended March 31, 2018 and 2017, respectively.

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

Derivative Instruments

Foreign Currency Forward Contracts: The Company enters into foreign currency forward contracts to hedge a portion of its exposure to changes in foreign currency exchange rates on inventory purchase commitments. The Company accounts for its forward contracts under the provisions of ASC 815, Derivatives and Hedging. Under the Company’s policy, the Company may hedge up to 100% of its anticipated purchases of inventory in the denominated invoice currency over a forward period not to exceed twelve months. The Company may also, from time to time, hedge up to ninety percent of its non-inventory purchases in the denominated invoice currency. Forward contracts that qualify as hedges are adjusted to their fair value through other comprehensive income as determined by market prices on the measurement date, except any hedge ineffectiveness which is recognized currently in income. Gains and losses on these forward contracts are transferred from other comprehensive income into net income as the related inventories are received. Changes in fair value of any contracts that do not qualify for hedge accounting or are not designated as hedges are recognized currently in income.

Interest Rate Swap Agreements: The Company enters into interest rate swap contracts to manage interest rate risk and reduce the volatility of future cash flows. The Company accounts for its interest rate swap contracts under the provisions of ASC 815, Derivatives and Hedging. Swap contracts that qualify as hedges are adjusted to their fair value through other comprehensive income as determined by market prices on the measurement date, except any hedge ineffectiveness which is recognized currently in income. Gains and losses on these swap contracts are transferred from other comprehensive income into net income upon settlement of the derivative position or at maturity of the interest rate swap contract. Changes in fair value of any contracts that do not qualify for hedge accounting or are not designated as hedges are recognized currently in income.

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

The tobacco industry has experienced, and is experiencing, significant product liability litigation. Most tobacco liability lawsuits have been brought against manufacturers and sellers of cigarettes for injuries allegedly caused by smoking or exposure to smoke. However, several lawsuits have been brought against manufacturers and sellers of smokeless products for injuries to health allegedly caused by use of smokeless products. Typically, such claims assert that use of smokeless products is addictive and causes oral cancer. Additionally, several lawsuits have been brought against manufacturers and distributors of Turning Point’s NewGen products due to malfunctioning devices. There can be no assurance the Company will not sustain losses in connection with such lawsuits and that such losses will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Master Settlement Agreement Escrow Account

Pursuant to the Master Settlement Agreement (the “MSA”) entered into in November 1998 by most states (represented by their attorneys general acting through the National Association of Attorneys General) and subsequent states’ statutes, a “cigarette manufacturer” (which is defined to include a manufacturer of make-your-own (“MYO”) cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding, and maintaining an escrow account to have funds available for certain potential tobacco-related liabilities, with sub-accounts on behalf of each settling state. The Company chose to open and fund an escrow account as its method of compliance. It is the Company’s policy to record amounts on deposit in the escrow account for prior years as a non-current asset. Each year’s annual obligation is required to be deposited in the escrow account by April 15 of the following year. In addition to the annual deposit, many states have elected to require quarterly deposits for the previous quarter’s sales. As of March 31, 2018, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $30.3 million. At December 31, 2017, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $30.8 million. Effective in the third quarter of 2017, the Company no longer sells any product covered under the MSA. Thus, pending a change in legislation, the Company will no longer be required to make deposits to the MSA escrow account.

The Company has chosen to invest a portion of the MSA escrow deposits in U.S. Government securities including TIPS, Treasury Notes, and Treasury Bonds. These investments are classified as available-for-sale and carried at fair value. Realized losses are prohibited under the MSA; any investment in an unrealized loss position will be held until the value is recovered, or until maturity. The following shows the fair value of the MSA escrow account:

	As of March 31, 2018			As of December 31, 2017
	Cost	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents	$3,072	$-	$3,072	$3,602	$-	$3,602
U.S. Governmental agency obligations (unrealized loss position < 12 months)	27,739	(1,706)	26,033	722	(17)	705
U.S. Governmental agency obligations (unrealized loss position > 12 months)	1,247	(36)	1,211	27,733	(1,214)	26,519
	$32,058	$(1,742)	$30,316	$32,057	$(1,231)	$30,826

Fair value for the U.S. Governmental agency obligations are Level 2. The following shows the maturities of the U.S. Governmental agency obligations:

	As of
	March 31, 2018	December 31, 2017
Less than five years	$7,114	$7,114
Six to ten years	18,913	17,662
Greater than ten years	2,959	3,679
Total U.S. Governmental agency obligations	$28,986	$28,455

The following shows the amount of deposits by sales year for the MSA escrow account:

	Deposits as of
Sales Year	March 31, 2018	December 31, 2017
1999	$211	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,714	3,714
2005	4,552	4,552
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,626	1,626
2010	406	406
2011	193	193
2012	199	199
2013	173	173
2014	143	143
2015	101	101
2016	81	81
2017	71	70
Total	$32,058	$32,057

Food and Drug Administration (“FDA”)

On June 22, 2009, the Family Smoking Prevention and Tobacco Control Act (“FSPTCA”) authorized the Food and Drug Administration (“FDA”) to immediately regulate the manufacturing, sale, and marketing of four categories of tobacco products – cigarettes, cigarette tobacco, roll-your-own tobacco, and smokeless tobacco. On August 8, 2016, the FDA deeming regulation became effective. The deeming regulation gave the FDA the authority to additionally regulate cigars, pipe tobacco, electronic cigarettes (“e-cigarettes”), vaporizers, and e-liquids as “deemed” tobacco products under the FSPTCA.

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

Fixed Maturity Securities

Investments in fixed maturity securities including bonds, loan-backed and structured securities are classified as available-for-sale and reported at fair value. Significant changes in prevailing interest rates and other economic conditions may adversely affect the timing and amount of cash flows on fixed income investments, as well as their related fair values. Fixed maturities are recorded on a trade date basis. Amortization of bond premium and accretion of bond discount are calculated using the scientific method. Changes in fair values of these securities, after deferred income tax effects, are reflected as unrealized gains or losses in accumulated other comprehensive income (loss). Realized gains and losses from the sale of investments are calculated as of the trade date in the consolidated statements of operations and comprehensive loss and are based upon the specific identification of securities sold. Investment income consists of interest and is reported net of investment expenses. Prepayment assumptions are considered when determining the amortization of discount or premium for loan-backed and structured securities.

An investment is considered impaired when the fair value of the investment is less than its cost or amortized cost. When an investment is impaired, the Company must make a determination as to whether the impairment is other than temporary (“OTTI”).

With respect to an investment in an impaired fixed maturity security, OTTI occurs if the Company (a) intends to sell the fixed maturity security, (b) more likely than not will be required to sell the fixed maturity security before its anticipated recovery, or (c) it is probable that the Company will be unable to collect all amounts due to the recovery of the entire cost basis of the security. The Company conducts a periodic review to identify and evaluate securities having OTTI, which include the above factors as well as the following:  (1) the likelihood of the recoverability of principal and interest for fixed maturity securities (i.e., whether there is a credit loss); (2) the length of time and extent to which the fair value has been less than amortized cost for fixed maturity securities; and (3) the financial condition, near term and long-term prospects for the issuer, including the relevant industry conditions and trends, and implications of rating agency actions and offering prices. If the Company intends to sell the fixed maturity security, or will more likely than not be required to sell the fixed maturity security before the anticipated recovery, a loss in the entire amount of the impairment is reflected in net investment gains (losses) in net income (loss). If the Company determines that it is probable it will be unable to collect all amounts and the Company has no intent to sell the fixed maturity security, a credit loss is recognized in net investment gains (losses) in net income (loss) to the extent that the present value of expected cash flows is less than the amortized cost basis; any difference between fair value and the new amortized cost basis (net of the credit loss) is reflected in other comprehensive income (losses), net of applicable income taxes.

Upon recognizing an OTTI, the new cost basis of the security is the previous amortized cost basis less the OTTI recognized in net investment gains (losses). The new cost basis is not adjusted for any subsequent recoveries in fair value; however, for fixed maturity securities, the difference between the new cost basis and the expected cash flows is accreted to net investment gains (losses) over the remaining expected life of the investment.

Deferred Policy Acquisition Costs (“DAC”)

Policy acquisition costs, which vary with and are directly related to the production of successful new business, are deferred. The costs deferred consist principally of commissions and policy issuance costs and are amortized into expense as the related premiums are earned.

Period from January 2, 2018 to March 31, 2018
DAC asset at January 2, 2018	$-
Deferred expenses	1,354
Amortized expenses	(182)
DAC asset at March 31, 2018	$1,172

The Company, utilizing assumptions for future expected claims, premium rate increases and interest rates, reviews the recoverability of its deferred acquisition costs on a periodic basis. If the Company determines that the future gross profits of its in-force policies are not sufficient to recover its deferred policy acquisition costs, the Company recognizes a premium deficiency by charging any unamortized acquisition costs to expense to the extent required in order to eliminate the deficiency. If the premium deficiency exceeds the unamortized acquisition costs, then a liability is accrued for the excess deficiency. The Company anticipates investment income as a factor in its premium deficiency reserve calculation.

Premiums Receivable

Premiums and agents’ balances in the course of collection are reported at the amount management expects to collect from outstanding balances. Past due amounts are determined based on contractual terms. Maidstone provides an allowance for doubtful accounts based upon review of outstanding receivables and historical collection information. Maidstone recorded an allowance for doubtful accounts of less than $0.1 million as of March 31, 2018.

Investment Income Due and Accrued

Investment income consists of interest, which is recognized on an accrual basis. Due and accrued income is not recorded on fixed maturity securities in default and on delinquent fixed maturities where collection of interest is improbable. As of March 31, 2018, no investment income amounts were excluded from the Company balances.

Incurred Losses and Loss Adjustment Expenses

Incurred losses and loss adjustment expenses (“LAE”) are charged to operations as incurred. The liability for losses and LAE is based upon individual case estimates for reported claims and a factor for incurred but not reported (“IBNR”) claims. Losses, LAE and related liabilities are reported net of estimated salvage and subrogation. Inherent in the estimate of ultimate losses and LAE are expected trends in claim severity and frequency and other factors which may vary significantly as claims are settled; however, management believes that its aggregate provision for losses and LAE at March 31, 2018 is reasonable and adequate to meet the ultimate net cost of covered losses, but such provision is necessarily based on estimates and the ultimate net cost may vary significantly from such estimates. As adjustments to these estimates become necessary, such adjustments are reflected in current operations.

Insurance Company Assessments

Assessments from various state insurance departments are incurred by the insurance company in the normal course of business. Assessments based upon premium volumes are accrued during the year while non-premium assessments are expensed in the period they are reported to the insurance company. There were no significant assessments incurred in the period from January 2, 2018 to March 31, 2018.

Reinsurance

The Company accounts for reinsurance in accordance with the accounting guidance concerning the accounting and reporting for reinsurance of short-duration contracts. Management believes the Company’s reinsurance arrangements qualify for reinsurance accounting. Reinsurance premiums, losses, LAE and commissions are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. The Company relies on ceded reinsurance to limit its insurance risk.

Reinstatement premiums for the Company’s insurance operations are recognized at the time a loss event occurs, where coverage limits for the remaining life of the contract are reinstated under pre-defined contract terms. The accrual of reinstatement premiums is based on an estimate of losses and LAE, which reflects management’s judgment.

Amounts recoverable from reinsurers are estimated and recognized in a manner consistent with the claims liabilities arising from reinsured policies and incurred but not reported losses. In entering into reinsurance agreements, management considers a variety of factors including the creditworthiness of reinsurers. In preparing consolidated financial statements, management makes estimates of amounts recoverable from reinsurers, which include consideration of amounts, if any, estimated to be uncollectible. As of March 31, 2018, no amounts were deemed to be uncollectible from reinsurers.

As changes in the estimated ultimate liability for loss and LAE are determined, ceded reinsurance premiums may also change based on the terms of the reinsurance agreements. As adjustments to these estimates become necessary, such adjustments are reflected in current operations.

Asset Retirement Obligations

The Company records obligations associated with the retirement of tangible long-lived assets, such as advertising structures, in the period in which the assets are acquired. The liability is capitalized as part of the related long-lived asset’s carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized costs is depreciated over the expected useful life of the related asset. The Company’s asset retirement obligations relate primarily to the dismantlement and removal of the structure, and site reclamation on leased properties. The Company’s management determined a minimum estimated cost to be incurred per billboard structure based on historical experience with respect to the dismantling of the structures and the reclamation of the sites. The Company will continue to assess the adequacy of this liability on a regular basis.

Income tax policy

The Company’s insurance subsidiary is taxed at the Federal corporate level applying special rules applicable to property and casualty insurance companies. The insurance company is generally exempt from corporate income tax under state tax law. In lieu of corporate income tax, the insurance company pays a premium tax based on a percentage of direct annual premiums written in each state.

Deferred income taxes are recorded for temporary differences in reporting certain transactions for financial statement and income tax purposes, principally deferred policy acquisition costs, loss and LAE reserves and net operating losses. Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities result from temporary differences between the amounts recorded in the financial statements and the tax basis of the Company’s assets and liabilities.

Recent Accounting Pronouncements Adopted

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (ASC 606), on January 1, 2018, using a modified retrospective adoption method. The guidance in ASC 606 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and replaces most existing revenue recognition guidance in U.S. GAAP. The adoption of the standard had no effect on the timing or amount of revenue recognition, or on net income.

The Company adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, on January 1, 2018 using the full retrospective method.  The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result of the adoption of this ASU, the Company’s statements of cash flows include changes in restricted cash, such as changes in the portion of the MSA escrow deposits held in cash.

The Company adopted ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost on January 1, 2018 using the full retrospective method. This ASU requires an entity to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The adoption of this ASU resulted in a reclassification of less than $0.1 million from cost of sales and selling, general, and administrative expenses to net periodic benefit expense (income), excluding service cost, for both periods presented.

The Company adopted ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, on January 1, 2018 on a prospective basis. The amendments in this Update allow a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (“TCJA”). Consequently, the amendments eliminate the stranded tax effects resulting from the TCJA and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the TCJA, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this Update also require certain disclosures about stranded tax effects. The adoption of this ASU resulted in a reclassification of stranded tax effects related to the TCJA from AOCI to retained earnings of less than $0.1 million.

Recent Accounting Pronouncements Not Yet Adopted

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, that changes the impairment model for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. Entities will apply the standard’s provisions as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The guidance is effective for the Company for interim and annual periods beginning after December 15, 2019. The Company is currently evaluating the effect the adoption of this standard will have on its financial statements.

Note 3. Acquisitions

Acquisitions by SDI

Maidstone acquisition

On January 2, 2018, the Company acquired all the outstanding capital stock of Interboro for cash consideration of $2.5 million. Under the name Maidstone Insurance Company, Maidstone offers personal automobile insurance, primarily in the state of New York. On February 1, 2018, Maidstone began to write homeowners insurance.

The transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the tangible and identifiable intangible assets acquired and liabilities assumed were recorded at fair value as of the date of acquisition. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition:

At January 2, 2018
(preliminary)

Fixed maturities available for sale	$25,386
Cash and cash equivalents	12,795
Investment income due and accrued	203
Premiums receivable	7,158
Property, plant and equipment	408
Intangible assets	2,100
Other assets	615
Reserves for losses and loss adjustment expenses	(29,366)
Unearned premiums	(12,784)
Advance premium collected	(651)
Deferred tax liability	(420)
Other liabilities	(3,230)
Total net assets acquired	2,214
Consideration exchanged	2,500
Goodwill	$286

The purchase price allocation has been prepared on a preliminary basis and is subject to change as additional information becomes available concerning the fair value of the assets acquired and liabilities assumed. These changes could be material and could result in the recognition of a bargain purchase gain or goodwill. Due to the timing of the acquisition on January 2, 2018, the Company is still finalizing the valuation of assets acquired and liabilities assumed and as such, the fair value amounts noted in the table above are preliminary and subject to change. Primary amounts subject to adjustment include, but are not limited to, intangible assets, reserves for losses and loss adjustment expenses and the potential for the recognition of a gain on bargain purchase or a change in the goodwill balance as management has not yet finalized its analysis of the valuation of assets acquired and liabilities assumed. Such changes in the fair values from those listed above could be significant.

Any adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the January 2, 2018 acquisition date.

The operating results of Maidstone have been included in these condensed consolidated statements for the entire first quarter of 2018, including net revenues of $7.7 million and net income of $0.6 million.

The following supplemental unaudited pro forma information presents the Company’s financial results as if the acquisition of Maidstone had occurred on January 1, 2017:

	Three months ended March 31, 2017
	As reported	Maidstone	Proforma
Total revenue, net	$66,788	$10,087	$76,875
Net income	$1,877	$(178)	$1,699

Standard Outdoor

On January 18, 2018, the Company, through Standard Outdoor, completed an asset acquisition consisting of 83 billboard structures located in Alabama, as well as the ground leases and advertising contracts relating to such billboard structures for consideration with a fair value of approximately $9.7 million, of which $4.0 million was paid in cash and the remainder is payable under a promissory note with a face value $6.5 million, net of a fair value discount of $0.9 million. A principal payment of $1.0 million on the promissory note is payable January 1 of each year, beginning January 1, 2019 and ending January 1, 2022, with a $3.5 million final principal payment on January 1, 2023. The promissory note has a 5% fixed interest rate and interest is payable quarterly. The purchase price was primarily attributed to property, plant and equipment consisting of the billboard structures. In conjunction with the asset acquisition, the Company established a preliminary asset retirement obligation of $1.0 million.

On February 20, 2018, the Company, through Standard Outdoor, completed an asset acquisition consisting of 86 billboard structures located in Georgia and Florida, as well as the ground leases and advertising contracts relating to such billboard structures for consideration with a fair value of approximately $6.8 million, of which $3.2 million was paid in cash, $0.2 million was paid with the Company’s Class A common shares and the remainder is payable under a promissory note with a face value of $3.5 million, net of a fair value discount of $0.3 million. A principal payment of $0.9 million on the promissory note is payable March 1, 2019, with the remaining principal paid down monthly through March 1, 2022. The promissory note has a 5% fixed interest rate and interest is payable monthly. The purchase price was primarily attributed to property, plant and equipment consisting of the billboard structures. In conjunction with the asset acquisition, the Company established a preliminary asset retirement obligation of $1.0 million.

Reverse acquisition of Turning Point

On November 25, 2016, SDI and Standard General Master Fund L.P., P Standard General Ltd. and Standard General Focus Fund L.P. (collectively the “SG Parties”), entered into a Contribution and Exchange Agreement, as amended by the: (1) First Amendment to Contribution and Exchange Agreement, dated January 25, 2017, (2) Second Amendment to Contribution and Exchange Agreement, dated April 5, 2017, and (3) Third Amendment to Contribution and Exchange Agreement, dated May 3, 2017 (as amended, the “Contribution and Exchange Agreement”).  Pursuant to the Contribution and Exchange Agreement, the SG Parties agreed to contribute approximately 9,842,373 shares of voting Turning Point Common Stock in exchange for shares of the Company based on an exchange ratio, calculated as of the closing of the Contribution and Exchange, equal to the lesser of (i) the 30-calendar day trailing VWAP of the Turning Point Common Stock divided by the 30-calendar day trailing VWAP of the Common Stock of the Company (as adjusted to reflect the reclassification of the Common Stock of the Company and (ii) the 30-calendar day trailing VWAP of the Turning Point Common Stock divided by the pro forma book value per share of the Company.

On June 1, 2017, at the consummation of the Contribution and Exchange, the SG Parties contributed to SDI 9,842,373 shares of Turning Point Common Stock, representing a 52.1% ownership interest of Turning Point in exchange for 7,335,018 shares of Class A Common Stock of SDI, based on the exchange ratio described above. Immediately after the consummation of the Contribution and Exchange, SDI distributed a dividend of 7,335,018 shares of Class B Common Stock to the SG Parties. As of March 31, 2018, SDI has an ownership interest of 51.2% in Turning Point.

The transaction was accounted for as a recapitalization or reverse acquisition. Turning Point was the accounting acquirer and SDI was the accounting acquiree for financial reporting purposes. Accordingly, the historical financial statements of Turning Point became the Company’s historical financial statements. As such, the historical cost bases of assets and liabilities of Turning Point are maintained in the consolidated financial statements of the merged company and the assets and liabilities of the SDI are accounted for at fair value. In this case, since the assets of SDI at the acquisition date consist principally of cash and cash equivalents, there was no significant difference between book value and fair value.

Acquisitions by Turning Point

Vapor Shark

In March 2017, Turning Point entered into a strategic partnership with Vapor Shark in which Turning Point committed to make a deposit up to $2.5 million to Vapor Shark in exchange for a warrant to purchase 100% of the equity interest in Vapor Shark on or before April 15, 2018.  In the event Turning Point exercised the warrant, Turning Point granted Vapor Shark’s sole shareholder the option to purchase from Vapor Shark the retail stores it owns, effective as of January 1, 2018.  In April 2017, Turning Point entered into a management agreement with Vapor Shark whereby Turning Point obtained control of the operations. Turning Point exercised its warrant on June 30, 2017, and obtained 100% ownership of Vapor Shark as of that date for a nominal purchase price. In January 2018, Turning Point finalized an agreement to pay Vapor Shark’s former sole shareholder total consideration of $1.5 million in exchange for his option to purchase the company-owned stores. Turning Point paid Vapor Shark’s former sole shareholder $1.0 million in February 2018 with the remaining $0.5 million to be paid in 24 monthly installments.

Note 4. Investments

The Company currently classifies all of its investments held by Maidstone as available-for-sale and, accordingly, they are carried at estimated fair value. The amortized cost, gross unrealized gains and losses, and fair value of investments in fixed maturity securities at March 31, 2018 are as follows:

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S Treasury and U.S Government	$5,343	$-	$(41)	$5,302
U.S. Tax-exempt Municipal	4,386	-	(78)	4,308
Corporate	6,988	-	(141)	6,847
Mortgage and Asset-backed Securities	6,454	-	(139)	6,315
Total Fixed Maturity Securities	$23,171	$-	$(399)	$22,772

Amortized cost and fair value of fixed maturity securities at March 31, 2018 by contractual maturity are shown below. The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2018
	Amortized Cost	Fair Value
Due in one year or less	$2,820	$2,816
Due after one year through five years	7,612	7,505
Due after five years through ten years	6,304	6,136
Mortgage and Asset-backed Securities	6,435	6,315
Total	$23,171	$22,772

The Company uses the services of its investment manager, which uses a proprietary model for loss assumptions and widely accepted models for prepayment assumptions in valuing mortgage-backed and asset-backed securities with inputs from major third-party data providers. The models combine the effects of interest rates, volatility, and prepayment speeds based on various scenarios (Monte Carlo simulations) with resulting effective analytics (spreads, duration, convexity) and cash flows on a monthly basis. Credit sensitive cash flows are calculated using proprietary models, which estimate future loan defaults in terms of timing and severity. Model assumptions are specific to asset class and collateral types and are regularly evaluated and adjusted where appropriate.

At March 31, 2018, fixed maturity securities that were in an unrealized loss position and the length of time that such securities have been in an unrealized loss position, as measured by their prior 12 month fair values, are as follows:

	March 31, 2018
	Less Than 12 Months
	Fair Value	Gross Unrealized Losses
Bonds:
U.S. Treasury and U.S. Government	$5,302	$(41)
U.S. Tax-exempt Municipal	4,308	(78)
Corporate Bonds	6,847	(141)
Mortgage and Asset-backed Securities	6,315	(139)
Total Investments	$22,772	$(399)

The Company has evaluated the unrealized losses on the fixed maturity securities and determined that they are not attributable to credit risk factors. For fixed maturity securities, losses in fair value are viewed as temporary if the fixed maturity security can be held to maturity and it is reasonable to assume that the issuer will be able to service the debt, both as to principal and interest. The Company did not recognize OTTI losses in the period from January 2, 2018 to March 31, 2018.

The components of net investment income for the period from January 2, 2018 to March 31, 2018 are as follows:

Period from January 2, 2018 to March 31, 2018
Investment income:
Bonds	$153
Cash and cash equivalents	60
Total investment income	213
Less: Investment expenses	(19)
Net investment income	$194

For the period from January 2, 2018 to March 31, 2018, Maidstone realized no capital gains or losses.

The following table shows how Maidstone’s investments are categorized in the fair value hierarchy as of March 31, 2018:

	March 31, 2018
	Level 1	Level 2	Level 3	Total Fair Value
Bonds:
U.S. Treasury and U.S. Government	$-	$5,302	$-	$5,302
U.S. Tax-exempt Municipal	-	4,308	-	4,308
Corporate	-	6,847	-	6,847
Mortgage and Asset-backed Securities	-	6,315	-	6,315
Total bonds	$-	$22,772	$-	$22,772

There were no transfers between levels during the period from January 2, 2018 to March 31, 2018.
Restricted Assets

The Company is required to maintain assets on deposit, which primarily consist of cash or fixed maturities, with various regulatory authorities to support its insurance operations. The Company’s insurance subsidiaries maintain assets in trust accounts as collateral for or guarantees for letters of credit to third parties.

The following table details the fair value of the Company’s restricted assets as of March 31, 2018:

Assets used for collateral or guarantees:
Deposits with U.S. Regulatory Authorities	$2,614

Note 5. Derivative Instruments

Foreign Currency

The Company’s policy is to manage the risks associated with foreign exchange rate movements. The policy allows hedging up to 100% of its anticipated purchases of inventory over a forward period that will not exceed 12 rolling and consecutive months. The Company may, from time to time, hedge currency for non-inventory purchases, e.g., production equipment, not to exceed 90% of the purchase price. The Company executed various forward contracts during the three months ended March 31, 2018, none of which met hedge accounting requirements, for the purchase of €6.0 million. The Company executed no forward contracts during the three months ended March 31, 2017. At March 31, 2018, and December 31, 2017, the Company had forward contracts for the purchase of €3.8 million and €0 million, respectively.

Interest Rate Swap

The Company’s policy is to manage interest rate risk by reducing the volatility of future cash flows associated with debt instruments bearing interest at variable rates. In March 2018, the Company executed various interest rate swap agreements for a notional amount of $70 million with an expiration of December 2022. The swap agreements fix LIBOR at 2.755%. The swap agreements met the hedge accounting requirements; thus, any change in fair value is recorded to other comprehensive income. The Company uses the Shortcut Method to account for the swap agreements. The Shortcut Method assumes the hedge to be perfectly effective; thus, there is no ineffectiveness to be recorded in earnings. The swap agreements’ fair values at March 31, 2018 resulted in a liability of $0.7 million included in other long-term liabilities.

Note 6. Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of ASC 825, Financial Instruments. The estimated fair value amounts have been determined by the Company using the methods and assumptions described below. However, considerable judgment is required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Refer to Note 2. Summary of Significant Accounting Policies for details on the fair value of investments in Turning Point’s MSA and Note 4. Investments for details on the fair value of investments held by Maidstone.

Cash and Cash Equivalents

The Company has used Level 1 inputs to determine the fair value of its cash equivalents. As of March 31, 2018, and 2017, cost represented fair value of the Company’s cash and cash equivalents.
Accounts Receivable

The fair value of accounts receivable approximates their carrying value due to their short-term nature.

2018 Revolving Credit Facility

The fair value of the 2018 revolving credit facility approximates its carrying value as the interest rate fluctuates with changes in market rates.

Long-Term Debt

As all of Turning Point’s long-term debt bears interest at variable rates that fluctuate with market rates, the carrying values of its long-term debt instruments approximate their respective fair values. As of March 31, 2018, the fair values of the 2018 First Lien Term Loan and the 2018 Second Lien Term Loan approximated $160.0 million and $40.0 million, respectively. As of December 31, 2017, the fair values of the 2017 First Lien Term Loans and the 2017 Second Lien Term Loan approximated $140.6 million and $56.1 million, respectively.

The fair values of Standard Outdoor’s promissory notes issued as partial consideration in the January and February 2018 asset acquisitions approximate their carrying value as the notes were recorded at fair value at the time of the acquisitions.

The fair value of SDI’s term loan debt issued in January 2018 approximates its carrying value as the interest rate fluctuates with changes in market rates.

Foreign Exchange

The Company had forward contracts for the purchase of €3.8 million at March 31, 2018. The Company had no forward contracts as of December 31, 2017. The fair value of the foreign exchange contracts are based upon the quoted market prices and resulted in an insignificant loss for the three months ended March 31, 2018.

Interest Rate Swap

The Company had swap contracts for a total notional amount of $70 million at March 31, 2018. The Company had no swap agreements outstanding at December 31, 2017. The fair values of the swap contracts are based upon quoted market prices and resulted in a liability of $0.7 million as of March 31, 2018.

Note 7. Inventories

The components of inventories are as follows:

	March 31, 2018	December 31, 2017
Raw materials and work in process	$2,403	$2,545
Leaf tobacco	29,300	30,308
Finished goods - smokeless products	6,503	5,834
Finished goods - smoking products	11,510	14,110
Finished goods - electronic / vaporizer products	12,910	14,532
Other	699	1,290
	63,325	68,619
LIFO reserve	(5,266)	(5,323)
	$58,059	$63,296

The inventory valuation allowance was $0.6 million and $0.5 million as of March 31, 2018 and December 31, 2017, respectively.

Note 8. Property, Plant and Equipment

Property, plant and equipment consist of:

	March 31, 2018	December 31, 2017
Land	$22	$22
Building and improvements	2,072	2,072
Leasehold improvements	1,873	1,873
Machinery and equipment	12,960	12,635
Advertising structures	17,715	329
Furniture, fixtures and other	4,285	3,821
	38,927	20,752
Accumulated depreciation	(12,347)	(11,580)
	$26,580	$9,172

Note 9. Accrued Liabilities

Accrued liabilities consist of:

	March 31, 2018	December 31, 2017
Accrued payroll and related items	$2,277	$5,683
Customer returns and allowances	2,175	2,707
Other	9,818	11,624
	$14,270	$20,014

Other liabilities include $0.7 million of SDI and Standard Outdoor related accruals at March 31, 2018. There were $1.3 million of other liabilities related to SDI at December 31, 2017.

Note 10. Liability for Losses and Loss Adjustment Expenses

The liability for unpaid losses and LAE is determined from individual case estimates for reported claims and a factor for IBNR claims. The methods for making such estimates and establishing claim reserves are continually reviewed and adjustments are reflected in the current period. While management believes the liability for unpaid losses and LAE is adequate, the ultimate liability may vary from the amount recorded and the variance may be material to the Company’s financial position and results of operations.

Activity in the liability for losses and LAE is summarized as follows:

Period from January 2, 2018 to March 31, 2018
Reserve for losses and LAE at January 2, 2018	$29,366
Provision for claims, net of insurance:
Incurred related to:
Current year	5,812
Total incurred	5,812
Deduct payment of claims, net of reinsurance:
Paid related to:
Prior year	5,478
Current year	2,704
Total paid	8,182
Reserve for losses and LAE at March 31, 2018	$26,996

The components of the net liability for losses and LAE are as follows:

As of March 31, 2018
Case basis reserves	$18,024
Incurred but not reported reserves	8,972
Total	$26,996

Note 11. Reinsurance

In February 2018, Maidstone began to write homeowners insurance. As a result, it placed two reinsurance contracts: an Excess Multiple Line Reinsurance Contract and a Property Per Risk Automatic Facultative Reinsurance Contract. The use of these reinsurance agreements provides greater diversification of business and minimizes the maximum net loss potential arising from large risks. These agreements provide for recovery of a portion of losses and loss adjustment expenses from several reinsurers.

In addition, Maidstone offers endorsements for equipment breakdown coverage and identity recovery coverage. The premiums and losses related to this coverage are ceded via a 100% quota share reinsurance agreement with an unaffiliated insurance company.

The following is a summary of the amount included in the accompanying condensed consolidated financial statements in connection with ceded reinsurance, all of which are with non-affiliated companies.

Period from January 2, 2018 to March 31, 2018
Written premiums	$4
Premiums earned	$2

Maidstone remains obligated for amounts ceded in the event the reinsurer cannot meet its obligation when they become due. The amount of ceding commissions, which was subtracted from commission expense for the period from January 2, 2018 to March 31, 2018 was $1 thousand.

Maidstone evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurance to minimize exposure to significant losses from reinsurance insolvency.  As of March 31, 2018, Maidstone had no net unsecured reinsurance recoverable from individual unaffiliated reinsurers, which were equal to or greater than 3% of surplus.

Note 12. Notes Payable and Long-Term Debt

Notes payable and long-term debt consist of the following:

	March 31, 2018	December 31, 2017
2018 First Lien Term Loan	$160,000	$-
2018 Second Lien Term Loan	40,000	-
SDI Crystal Term Loan	10,000	-
Standard Outdoor Promissory Notes	8,866	-
2017 First Lien First Out Term Loan	-	105,875
2017 First Lien Second Out Term Loan	-	34,738
2017 Second Lien Term Loan	-	55,000
Note payable - VaporBeast	2,000	2,000
Total Notes Payable and Long-Term Debt	220,866	197,613
Less deferred finance charges	(4,693)	(3,573)
Less current maturities	(10,900)	(7,850)
	$205,273	$186,190

Turning Point

2018 Credit Facility

On March 7, 2018, Turning Point entered into a $250 million credit facility consisting of a $160 million 2018 First Lien Term Loan with Fifth Third Bank, as administrative agent, and other lenders, and a $50 million 2018 Revolving Credit Facility (collectively, the “2018 First Lien Credit Facility”) in addition to a $40 million 2018 Second Lien Term Loan (together with the 2018 First Lien Credit Facility, the “2018 Credit Facility”) with Prospect Capital Corporation, as administrative agent, and other lenders. The 2018 Credit Facility retained the $40 million accordion feature of the 2017 Credit Facility. Proceeds from the 2018 Credit Facility were used to repay, in full, the 2017 Credit Facility. Turning Point incurred a loss on extinguishment of debt of $2.4 million in the first quarter of 2018 as a result of the refinancing.

The 2018 Credit Facility contains customary events of default including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, and change in control defaults. The 2018 Credit Facility also contains certain negative covenants customary for facilities of these types including covenants that, subject to exceptions described in the 2018 Credit Facility, restrict Turning Point’s and its subsidiary guarantors’ ability: (i) to pledge assets, (ii) to incur additional indebtedness, (iii) to pay dividends, (iv) to make distributions, (v) to sell assets, and (vi) to make investments. Refer to Note 14. Stockholders’ Equity for further information regarding dividend restrictions.

2018 First Lien Credit Facility: The 2018 First Lien Term Loan and the 2018 Revolving Credit Facility bear interest at LIBOR plus a spread of 2.75% to 3.50% based on Turning Point’s senior leverage ratio. The 2018 First Lien Term Loan has quarterly required payments of $2.0 million beginning June 30, 2018, increasing to $3.0 million on June 30, 2020, and increasing to $4.0 million on June 30, 2022. The 2018 First Lien Term Loan has a maturity date of March 7, 2023. The 2018 First Lien Credit Facility contains certain financial covenants including maximum senior leverage ratio of 3.50x with step-downs to 3.00x, a maximum total leverage ratio of 4.50x with step-downs to 4.00x, and a minimum fixed charge coverage ratio of 1.20x. The weighted average interest rate of the 2018 First Lien Term Loan was 5.13% at March 31, 2018. Turning Point had no borrowings outstanding under the 2018 Revolving Credit Facility at March 31, 2018.

2018 Second Lien Credit Facility: The 2018 Second Lien Credit Facility bears interest at a rate of LIBOR plus 7.00% and has a maturity date of March 7, 2024. The 2018 Second Lien Credit Facility contains certain financial covenants including a maximum senior leverage ratio of 3.75x with step-downs to 3.50x, a maximum total leverage ratio of 4.75x with step-downs to 4.50x, and a minimum fixed charge coverage ratio of 1.10x. The weighted average interest rate of the 2018 Second Lien Term Loan was 8.70% at March 31, 2018.

2017 Credit Facility

On February 17, 2017, Turning Point and NATC, entered into a $250 million secured credit facility comprised of (i) a First Lien Credit Facility with Fifth Third Bank, as administrative agent, and other lenders (the “2017 First Lien Credit Facility”) and (ii) a Second Lien Credit Facility with Prospect Capital Corporation, as administrative agent, and other lenders (the “2017 Second Lien Credit Facility,” and together with the 2017 First Lien Credit Facility, the “2017 Credit Facility”). Turning Point used the proceeds of the 2017 Credit Facility to repay, in full, its First Lien Term Loan, Second Lien Term Loan, and Revolving Credit Facility and to pay related fees and expenses. As a result of this transaction, Turning Point incurred a loss on extinguishment of debt of $6.1 million during the first quarter of 2017.

The 2017 Credit Facility contained customary events of default including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, and change in control defaults. The 2017 Credit Facility also contained certain negative covenants customary for facilities of these types including covenants that, subject to exceptions described in the 2017 Credit Facility, restricted Turning Point’s and its subsidiary guarantors’ ability: (i) to pledge assets, (ii) to incur additional indebtedness, (iii) to pay dividends, (iv) to make distributions, (v) to sell assets, and (vi) to make investments.

2017 First Lien Credit Facility:  The 2017 First Lien Credit Facility consisted of: (i) a $50 million revolving credit facility (the “2017 Revolving Credit Facility”), (ii) a $110 million first out term loan facility (the “2017 First Out Term Loan”), and (iii) a $35 million second out term loan facility (the “2017 Second Out Term Loan”). The 2017 First Lien Credit Facility also included an accordion feature allowing Turning Point to borrow up to an additional $40 million upon the satisfaction of certain conditions, including obtaining commitments from one or more lenders. Borrowings under the 2017 Revolving Credit Facility could be used for general corporate purposes, including acquisitions.

The 2017 First Out Term Loan and the 2017 Revolving Credit Facility had a maturity date of February 17, 2022, and the 2017 Second Out Term Loan had a maturity date of May 17, 2022. The 2017 First Out Term Loan and the 2017 Revolving Credit Facility bore interest at LIBOR plus a spread of 2.5% to 3.5% based on Turning Point’s senior leverage ratio. The 2017 First Out Term Loan had quarterly required payments of $1.4 million beginning June 30, 2017, increasing to $2.1 million on June 30, 2019, and increasing to $2.8 million on June 30, 2021. The 2017 Second Out Term Loan bore interest at LIBOR plus 6% (subject to a floor of 1.00%). The 2017 Second Out Term Loan had quarterly required payments of $0.1 million beginning June 30, 2017.  The 2017 First Lien Credit Facility contained certain financial covenants including maximum senior leverage ratio of 3.75x with step-downs to 3.00x, a maximum total leverage ratio of 4.75x with step-downs to 4.00x, and a minimum fixed charge coverage ratio of 1.20x.  The weighted average interest rate at December 31, 2017, on the 2017 Revolving Credit Facility was 5.05%. The weighted average interest rate at December 31, 2017, on the 2017 First Out Term Loan was 4.61%.  The weighted average interest rate at December 31, 2017, on the 2017 Second Out Term Loan was 7.61%.

2017 Second Lien Credit Facility:  The 2017 Second Lien Credit Facility consisted of a $55 million second lien term loan (the “2017 Second Lien Term Loan”) having a maturity date of August 17, 2022. The 2017 Second Lien Term Loan bore interest at a fixed rate of 11%. The 2017 Second Lien Credit Facility contained certain financial covenants including a maximum senior leverage ratio of 4.25x with step-downs to 3.50x, a maximum total leverage ratio of 5.25x with step-downs to 4.50x, and a minimum fixed charge coverage ratio of 1.10x.

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

First Lien Term Loan

Turning Point Brands, Inc. (“TPBI”), along with NATC and its subsidiaries, were guarantors under the First Lien Term Loan.  TPLLC and its sole subsidiary at the date of the agreement, Intrepid, were not guarantors of the First Lien Term Loan. The First Lien Term Loan was secured by a first-priority lien on substantially all of the assets of the borrowers and the guarantors thereunder, including a pledge of the capital stock of NATC or any guarantor, other than certain excluded assets (the “Collateral”).  The loans designated as LIBOR loans bore interest at the LIBOR then in effect (but not less than 1.25%) plus 6.50%, and the loans designated as base rate loans bore interest at (i) the highest of (A) the Prime Rate, (B) the Federal Funds Rate plus 0.50%, (C) LIBOR for an interest period of one month plus 1.00%, and (D) 2.25% per year plus (ii) 5.50%.

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

SDI and Standard Outdoor

On February 2, 2018, SDI and its Outdoor advertising subsidiaries (the “Borrowers”) entered into a term loan agreement with Crystal Financial LLC (“Crystal Term Loan”). The Crystal Term Loan provides for an initial term loan of $10.0 million and a commitment to provide additional term loans of up to $15.0 million. Subject to the satisfaction of certain conditions, the Company may request an additional increase in the commitment of up to $25.0 million. The proceeds were used to finance a portion of the acquisition of certain billboard structures, fund certain fees and expenses, and provide working capital for the Borrowers. Any incremental term loans will be used to finance permitted acquisitions. The Crystal Term Loan bears interest at a rate equal to the three-month “Libor Rate” as published in The Wall Street Journal plus 7.25%. Interest under the Crystal Term Loan Agreement is payable monthly and is also subject to an agency fee of $50,000, payable upon execution of the Term Loan Agreement, and annually thereafter. In addition, the Crystal Term Loan was subject to a one-time commitment fee of $350,000, which was paid upon execution of the term loan agreement. The principal balance is payable at maturity, on February 2, 2023.

The obligations of the Borrowers under the Term Loan Agreement are secured by all the assets of the Borrowers, subject to certain exceptions and exclusions as set forth in the Term Loan Agreement and other loan documents.

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

In addition, the Term Loan Agreement requires the Borrowers to abide by certain financial covenants. Specifically, the Term Loan Agreement requires that the Borrowers:

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

Under the Term Loan Agreement, the Borrowers must also not permit amounts outstanding under the Term Loan Agreement to exceed the sum of (i) Billboard Cash Flow (as defined in the Term Loan Agreement) multiplied by the Applicable BCF Multiple (as defined in the Term Loan Agreement) and (ii) the aggregate value of the shares of common stock of Turning Point pledged by the Registrant to the Agent multiplied by 0.35.

The Term Loan Agreement contains customary events of default (which are in some cases subject to certain exceptions, thresholds, notice requirements and grace periods). The Term Loan Agreement also contains certain representations, warranties and conditions, in each case as set forth in the Term Loan Agreement.

On January 18, 2018, as partial consideration for an asset purchase of 83 billboard structures located in Alabama, as well as the ground leases and advertising contracts relating to such billboard structures, the Company issued a promissory note with a face value of $6.5 million. The promissory note was recorded net of a discount of $0.9 million, representing the difference between the face value and fair value at issuance. This discount will be amortized into interest expense using the effective interest rate method over the term of the promissory note. A principal payment of $1.0 million on the promissory note is payable January 1 of each year, beginning January 1, 2020 and ending January 1, 2022, with a $3.5 million final principal payment on January 1, 2023. The promissory note has a 5% fixed coupon interest rate and interest is payable quarterly. Interest expense of $0.1 million, including amortization of the discount, was recorded for the three months ended March 31, 2018.

On February 20, 2018, as partial consideration for an asset purchase of 86 billboard structures located in Georgia and Florida, as well as the ground leases and advertising contracts relating to such billboard structures, the Company issued a promissory note with a face value of $3.5 million. The promissory note was recorded net of a discount of $0.3 million, representing the difference between the face value and fair value at issuance. This discount will be amortized into interest expense using the effective interest rate method over the term of the promissory note. A principal payment of $0.9 million on the promissory note is payable March 1, 2019, with the remaining principal paid down monthly through March 1, 2022. The promissory note has a 5% fixed coupon interest rate and interest is payable monthly. Interest expense of less than $0.1 million, including amortization of the discount, was recorded for the three months ended March 31, 2018.

Note 13. Pension and Postretirement Benefit Plans

Turning Point has a defined benefit pension plan. Benefits for hourly employees were based on a stated benefit per year of service, reduced by amounts earned in a previous plan. Benefits for salaried employees were based on years of service and the employees’ final compensation. The defined benefit pension plan is frozen. Turning Point’s policy is to make the minimum amount of contributions that can be deducted for federal income taxes. Turning Point expects to make no contributions to the pension plan in 2018.

Turning Point sponsored a defined benefit postretirement plan that covered hourly employees. This plan provides medical and dental benefits. This plan is contributory with retiree contributions adjusted annually. Turning Point’s policy is to make contributions equal to benefits paid during the year. Turning Point expects to contribute approximately $0.3 million to its postretirement plan in 2018 for the payment of benefits.

The following table provides the components of net periodic pension and postretirement benefit costs and total costs for the plans:

	Three months ended March 31,
	Pension Benefits		Post-Retirement Benefits
	2018	2017	2018	2017
Service cost	$26	$26	$-	$-
Interest cost	142	170	29	58
Expected return on plan assets	(254)	(256)	-	-
Amortization of (gains) losses	60	120	(20)	-
Net periodic benefit cost (income)	$(26)	$60	$9	$58

Note 14. Stockholders’ Equity

Common Stock

As described in Note 1. Organization and Description of Business, just prior to the Contribution and Exchange, the Company’s issued and outstanding common stock was reclassified such that every 25 shares of common stock became one fully paid and nonassessable share of Class A Common Stock. Any fractional shares were rounded up and an additional share was issued. At the consummation of the Contribution and Exchange, the Company issued 7,335,018 shares of its Class A Common Stock to Turning Point shareholders, in exchange for 9,842,373 shares of Turning Point stock, and 857,714 shares of its Class A Common Stock, in exchange for the Company’s outstanding common stock. The Company also issued 13,700 shares of Class A Common Stock to holders of the Company’s restricted stock, which vested at the time of the Contribution and Exchange. Following the consummation of the Contribution and Exchange, the Company distributed a dividend of one share of Class B Common Stock for each outstanding share of Class A Common Stock, for a total issuance of 8,190,166 shares of Class B Common Stock. In the third quarter of 2017, the Company adjusted the Class A and Class B Common Stock balances as of January 1, 2017 (adjusted for the reverse stock split and reclassification) to appropriately reflect the correct beginning share balance for the Class A and Class B Common Stock.

In addition, under the Fifth Amended and Restated Certificate of Incorporation, which became effective at the time of the Contribution and Exchange, the number of authorized shares of the Company’s Common Stock, $0.01 par value per share, was increased from 50,000,000 to 330,000,000, of which 300,000,000 are Class A Common Stock and 30,000,000 are Class B Common Stock. Shares of Class A Common Stock and Class B Common Stock have the same rights and powers, rank equally (including as to dividends and distributions, and upon any liquidation, dissolution or winding up of the Company), share ratably and are identical in all respects and as to all matters. The holders of shares of Class A Common Stock and Class B Common Stock will vote together as a single class on all matters (including the election of directors) submitted to a vote or for the written consent of the stockholders of the Company. Each holder of Class A Common Stock has the right to one vote per share of Class A Common Stock and each holder of Class B Common Stock has the right to ten votes per share of Class B Common Stock. The shares of Class B Common Stock are convertible into shares of Class A Common Stock automatically upon the transfer of such shares of Class B Common Stock, with certain exceptions, or upon the affirmative vote of holders of two-thirds of the then-outstanding shares of Class B Common Stock or voluntarily by the holder of such shares of Class B Common Stock. During the three months ended March 31, 2018, 11,001 shares of Class B Common Stock were converted to Class A Common Stock.

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

Preferred Stock

On May 30, 2017, under the Fifth Amended and Restated Certificate of Incorporation, the Company increased the number of authorized shares of the Company’s Preferred Stock, $0.01 par value per share, from 19,664,362 to 500,000,000, all of which is designated as blank check preferred stock. No changes with respect to Preferred Stock were made in the Sixth Amended and Restated Certificate of Incorporation. No shares of Preferred Stock have been issued.

Common Stock Repurchase Program

On June 29, 2017, the Company’s Board of Directors authorized a program, effective immediately, to repurchase over a period of twelve months shares of the Company’s Class A Common Stock or Class B Common Stock, par value $0.01 per share, constituting, in the aggregate, up to 5% of the outstanding shares of Common Stock. Shares of the Common Stock may be repurchased in the open market or through negotiated transactions. The program may be terminated or suspended at any time at the discretion of the Company. No repurchases of Common Stock were made pursuant to this program since its authorization. The Crystal Term Loan, as described in Note 12, Notes Payable and Long-Term Debt, generally prohibits such repurchases of the Company’s Common Stock.

Equity Issuance

On January 12, 2018, the Company issued 181,825 shares of its Class A common stock in a private placement for gross proceeds of $2.0 million.

On March 9, 2018, the Company granted 18,834 shares of restricted stock with immediate vesting to individuals for services performed. These shares were granted outside of the Company’s 2017 Omnibus Equity Compensation Plan.

Turning Point Dividends

On November 9, 2017, the Board of Directors of Turning Point approved the initiation of a cash dividend to its shareholders. The initial quarterly dividend of $0.04 per common share was paid on December 15, 2017 to shareholders of record at the close of business on November 27, 2017 and $0.4 million was paid to noncontrolling interest holders as a result of this dividend. The most recent dividend of $0.04 per common share was paid on April 13, 2018, to shareholders of record at the close of business on March 26, 2018 and $0.4 million was paid to noncontrolling interest holders as a result of this dividend.

Turning Point dividends are classified as restricted payments within the 2018 Credit Facility. Turning Point is generally permitted to make restricted payments provided that, at the time of payment, or as a result of payment, Turning Point is not in default on its debt covenants. Additional restrictions limit the aggregate amount of restricted, quarterly dividends during a fiscal year to the aggregate amount of mandatory and voluntary principal payments made on the priority term loans during the fiscal year.

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

On June 9, 2017, the Company’s Board of Directors adopted the 2017 Omnibus Equity Compensation Plan (the “2017 Plan”) in order to provide employees of the Company and its subsidiaries, certain consultants and advisors who perform services for the Company or its subsidiaries, and non-employee members of the Board of Directors of the Company with the opportunity to receive grants of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units, and other stock-based awards. The Board authorized 1,000,000 shares of the Class A Common Stock of the Company to be issued under the Plan. The Plan was approved by the Company’s stockholders by partial written consent on July 14, 2017, and in accordance with the rules of the Securities and Exchange Commission and Delaware corporation law regarding approval by partial written consent, became effective on August 17, 2017. No awards have been made to date under the 2017 Plan.

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

Including the share-based compensation expense of SDI’s subsidiaries, there was share-based compensation expense of $0.4 million recorded for the three months ended March 31, 2018 and less than $0.1 million for the three months ended March 31, 2017. This expense is a component of selling, general and administrative expense.

No options of SDI were exercised in the three months ended March 31, 2018 and 2017.

Stock option activity is summarized as follows:

	Number of Shares	Price Range			Weighted Average Remaining Contractual term	Aggregate Intrinsic Value
Balance, January 1, 2018	7,463	$31.00	-	$56.25	2.96 years
Cancelled	(2,400)	50.00	-	50.00
Balance, March 31, 2018	5,063	31.00	-	56.25	1.28 years	$-
Vested and exercisable at March 31, 2018	5,063	$31.00	-	$56.25	1.28 years	$-

The following table provides additional information about the Company’s stock options outstanding and exercisable at March 31, 2018:

	Options Outstanding				Options Exercisable
		Weighted Average				Wtd. Average
Range of Exercise Prices	Number of Shares	Remaining Contractual Life		Exercise Price	Number of Shares	Exercise Price
$31.00 - $31.25	2,800	1.6	Years	$31.18	2,800	$31.18
$45.25 - $46.25	1,463	1.2	Years	$45.80	1,463	$45.80
$50.00 - $56.25	800	0.1	Years	$56.25	800	$56.25
$31.00 - $56.25	5,063	1.3	Years	$39.36	5,063	$39.36

The Company grants restricted stock awards (“RSA”) which is the right to receive shares. The fair value of RSAs is based on the market price for the stock at the date of grant. In March 2018, the Company granted employees of the Company 97,657 shares of restricted stock with vesting terms ranging from two to three years. In addition, the Company granted 18,834 shares of restricted stock with immediate vesting to individuals for services performed.

The following table summarizes the changes in non-vested RSAs for the three months ended March 31, 2018:

	Shares	Weighted Average Grant Date Fair Value
Non-vested RSAs at January 1, 2018	119,102	$10.62
Granted	116,491	10.70
Vested	(18,834)	10.70
Cancelled/Forfeited	-
Non-vested RSAs at March 31, 2018	216,759	$10.66

As of March 31, 2018, there was $1.9 million of total unrecognized stock-based compensation expense, related to restricted stock awards, which will be recognized over the weighted-average remaining vesting period of 2.2 years.

Note 16. Income Taxes

On June 1, 2017, SDI consummated the Contribution and Exchange to acquire a 52.1% controlling interest in Turning Point (see Note 3. Acquisitions above). This acquisition was a reverse acquisition, with Turning Point as the accounting acquirer. Accordingly, the historical financial statements of Turning Point through May 31, 2017 became the Company’s historical financial statements, including the comparative prior periods. These consolidated financial statements include the results of SDI from June 1, 2017, the date the reverse acquisition was consummated. However, SDI’s controlling interest does not meet the ownership threshold to file a consolidated federal tax return with Turning Point. Therefore, the parent company will continue to file a separate federal tax return apart from Turning Point.  In the first quarter of 2018, the Company acquired Maidstone, which will be included in the SDI consolidated federal tax return.

SDI has recorded a full valuation allowance as of March 31, 2018, offsetting its U.S. federal and state net deferred tax assets which primarily represent net operating loss carry forwards (“NOLs”). At March 31, 2018, the Company’s management concluded, based upon the evaluation of all available evidence, that it is more likely than not that the U.S. federal and state net deferred tax assets will not be realized.  Due to the reverse acquisition transaction with Turning Point, the Company determined that SDI has experienced a “change in control” as defined in Internal Revenue Code Section 382, which will result in an annual limitation on SDI’s utilization of NOLs in future periods.  The Company is currently evaluating the effects of Section 382 on SDI’s future utilization of its NOLs. The Company’s income tax benefit for the three months ended March 31, 2017, which reflects only the results of Turning Point, does not bear the normal relationship to loss before income taxes because of tax benefits of $2.0 million relating to Turning Point stock options exercised during the quarter.  Turning Point’s effective income tax rate for the three months ended March 31, 2018, was 21%.

The Company follows the provisions of ASC 740-10-25, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A tax position must be more-likely-than-not to be sustained upon examination by taxing authorities for those benefits to be recognized. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As of March 31, 2018, SDI had approximately $523 thousand of unrecognized tax benefits under the provisions of ASC 740-10-25, $517 thousand of which were recorded as a reduction to existing net operating loss and tax credit carry forwards, and therefore require no accrual for interest or penalty. The remaining $6 thousand includes de minimis interest and penalties where required. SDI does not expect that the total amount of unrecognized tax benefits related to positions taken in prior periods will change significantly during the next twelve months. Turning Point has determined that it did not have any uncertain tax positions requiring recognition under the provisions of ASC 740-10-25. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions, if any, as part of interest expense. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. For federal purposes, SDI’s post-2001 tax years remain open to examination as a result of net operating losses generated during those years that are carried forward to be potentially utilized in future years. For state purposes, the statute of limitations for SDI remains open in a similar manner for states that have generated NOLs. In general, Turning Point is no longer subject to U.S. federal and state tax examinations for years prior to 2014.

On December 22, 2017, H.R. 1, commonly known as the Tax Cuts and Jobs Act (“TCJA”) was signed into law. As a result, the federal corporate income tax rate was reduced from 35% to 21%, effective January 1, 2018. The Company’s 2017 financial results included an SDI-related charge of $3.2 million to income tax expense, offset by a reduction in the valuation allowance of $3.2 million, primarily resulting from re-measuring SDI’s net deferred tax assets to reflect the recently enacted lower tax rate effective January 1, 2018. The rate change also resulted in a re-measurement of the full valuation allowance already established against the deferred tax asset. Turning Point was also required to re-measure its deferred tax assets and liabilities at the newly enacted rate, resulting in $0.2 million of income tax expense for the year ended December 31, 2017.

Note 17. Contingencies

Other major tobacco companies are defendants in product liability claims. In a number of these cases, the amounts of punitive and compensatory damages sought are significant and could have a material adverse effect on Turning Point’s business and results of operations. Turning Point is a defendant in certain cases which have been dormant for many years. Plaintiffs’ counsel is in the process of voluntarily dismissing those claims.

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

Maidstone is a party to lawsuits arising in the normal course of its business. These lawsuits generally seek to establish liability under insurance policies and occasionally seek punitive damages. In the opinion of the Company’s management, none of the cases, individually or collectively, are likely to result in judgments for amounts, after considering established loss reserves and reinsurance, which would have a material adverse effect on the Company’s financial condition or results of operations.

Concentrations

Maidstone writes primarily personal automobile and homeowners insurance in New York. Maidstone’s financial position, results of operations and cash flows are susceptible to risks as a result of these concentrations. In addition, Maidstone writes a significant amount of business through brokers and a credit risk exists should any of these brokers be unable to fulfill their obligations with respect to the payment of insurance balances.

The creditworthiness of the counterparty is evaluated by Maidstone, taking into account credit ratings assigned by independent agencies. The credit approval process involves an assessment of factors, including, among others, the counterparty, country and industry credit exposure limits. Collateral may be required, at Maidstone’s discretion, on certain transactions based on the creditworthiness of the counterparty.

The Company’s fixed income investment portfolio is managed in accordance with guidelines that have been tailored to meet specific investment strategies, including standard of diversification, which limit the allowable holdings to any single issue. The Company reported no investment in excess of 10% of the Company’s surplus at March 31, 2018, other than investments issued or guaranteed by the United States government or its agencies.

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

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and the weighted average effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock options and restricted stock awards and the dilutive effect of such awards is reflected in diluted earnings per share by application of the treasury stock method. Due to the reverse acquisition, the basic weighted average number of common shares outstanding for the three months ended March 31, 2017 have been calculated using Turning Point’s historical weighted average number of common shares outstanding multiplied by the conversion ratio used in the reverse acquisition. For the three months ended March 31, 2018, the basic weighted average shares outstanding has been calculated using the number of common shares outstanding of SDI from January 1, 2018 through March 31, 2018.

The following tables set forth the computation of basic and diluted net income per share of Class A and Class B common stock (in thousands, except share amounts and per share amounts):

	Three Months Ended March 31,
	2018	2017
Basic net income per common share calculation:
Net income attributable to SDI	$521	$1,877

Weighted average Class A common shares outstanding – basic	8,521,404	13,961,806
Weighted average Class B common shares outstanding – basic	8,038,028	13,961,806
Weighted average common shares outstanding – basic	16,559,432	27,923,612
Net income attributable to SDI per share of common stock – basic	$0.03	$0.07

	Three Months Ended March 31,
	2018	2017
Diluted net income attributable to SDI per common share calculation:
Net income attributable to SDI	$521	$1,877
Impact of subsidiary dilutive securities (1)	(43)	-
Net income attributable to SDI - diluted	$478	$1,877

Weighted average Class A common shares outstanding – basic	8,521,404	13,961,806
Weighted average Class B common shares outstanding – basic	8,038,028	13,961,806
Dilutive impact of stock options and restricted stock awards	43,796	669,950
Weighted average common shares outstanding – diluted	16,603,228	28,593,562
Net income attributable to SDI per share of common stock – diluted	$0.03	$0.07

(1)
The Company records an adjustment to net income in the relevant period for the dilutive impact of subsidiary stock-based awards on the Company’s reported net income for purposes of calculating income per share. There is no adjustment to the three months ended March 31, 2017 because the reverse acquisition of Turning Point by SDI did not occur until June 1, 2017.

The following outstanding securities at March 31, 2018 have been excluded from the computation of diluted weighted average shares outstanding, as they are anti-dilutive:

March 31, 2018
Stock options	5,063

Note 19. Segment Information

In accordance with ASC 280, Segment Reporting, the Company has five reportable segments. Three of the Company’s segments are also those of Turning Point: (1) Smokeless products; (2) Smoking products; and (3) NewGen products. The smokeless products segment (i) manufactures and markets moist snuff and (ii) contracts for and markets chewing tobacco products. The smoking products segment (i) imports and markets cigarette papers, tubes, and related products; (ii) imports and markets finished cigars, MYO cigar tobaccos, and cigar wraps; and (iii) processes, packages, markets, and distributes traditional pipe tobaccos. The NewGen products segment (i) markets e-cigarettes, e-liquids, vaporizers, and other related products; (ii) distributes a wide assortment of vaping products to non-traditional retail outlets via VaporBeast and Vapor Shark, and (iii) distributes a wide assortment of vaping related products to individual consumers via Vapor Shark branded retail outlets. The Company’s smoking and smokeless products are distributed primarily through wholesale distributors in the United States while the NewGen products are distributed primarily through e-commerce to non-traditional retail outlets in the United States.

Beginning in the first quarter of 2018, as a result of the recently completed acquisition of an insurance company, the Company has an additional segment, Insurance. The Insurance segment represents the Company’s property and casualty insurance business, operated through Maidstone Insurance, a New York domiciled seller of auto and personal lines.

The Company also reports an Other segment, which includes the results of operations of SDI and Standard Outdoor and assets of the consolidated Company not assigned to the five reportable segments. Elimination includes the elimination of intercompany accounts between segments.

Accounting policies of these segments are the same as those of the Company. Segment data for the three Turning Point segments includes a charge allocating Turning Point corporate costs to the three reportable segments based on their respective gross sales. The Company evaluates the performance of its segments and allocates resources to them based on operating income.

The tables below present financial information about reported segments:

	Three Months Ended
	March 31,
	2018	2017
Revenues
Smokeless Products	$20,747	$20,248
Smoking Products	26,996	27,177
NewGen Products	26,199	19,363
Insurance	7,718	-
Other(1)	406	-
	$82,066	$66,788

Operating Income
Smokeless Products	$4,486	$3,611
Smoking Products	6,894	8,048
NewGen Products	(1,496)	(664)
Insurance	617	-
Other(1)	(1,462)	(146)
	$9,039	$10,849

Interest expense	(3,992)	(4,933)
Interest and investment income	103	114
Loss on extinguishment of debt	(2,384)	(6,116)
Net periodic benefit income (expense), excluding service cost	43	(92)
Income (loss) before income taxes	$2,809	$(178)

Capital Expenditures
Smokeless Products	$349	$366
NewGen Products	14	2
Insurance	20	-
	$383	$368

Depreciation and amortization
Smokeless products	$339	$352
NewGen Products	396	177
Insurance	57	-
Other(1)	195	-
	$987	$529

	March 31, 2018	December 31, 2017
Assets
Smokeless Products	$97,279	$94,559
Smoking Products	139,872	141,869
NewGen Products	43,922	44,914
Insurance	56,282	-
Other (1)	21,961	17,372
	$359,316	$298,714

(1) “Other” includes sales, operating income or assets that are not assigned to the four other reportable segments, such as sales, operating income or assets of SDI and Standard Outdoor, and Turning Point deferred taxes. All goodwill has been allocated to reportable segments.

Revenue Disaggregation

Revenues of the Smokeless and Smoking segments are 100% comprised of sales made to wholesalers while NewGen sales are made to wholesalers, retailers, and ultimate end-customers. NewGen net sales are broken out by sales channel below.

	Three Months Ended March 31,
	2018	2017

Wholesalers	$2,330	$2,474
Retail outlets	20,884	15,777
End-customers	2,935	1,112
Other	50	-
	$26,199	$19,363

Net Sales - Domestic and Foreign

The table below presents a breakdown of domestic and foreign net sales, excluding revenues from the Insurance segment, which are all domestic, for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Domestic	$71,264	$64,371
Foreign	3,084	2,417
Net Sales	$74,348	$66,788

Note 20. Related Party Transactions

SDI engaged the services of Pine Hill Group, LLC (“Pine Hill Group”) and Edward J. Sweeney to serve as interim Chief Financial Officer effective May 31, 2017. Mr. Sweeney carries out his role as interim Chief Financial Officer of the Company pursuant to an agreement between the Company and Pine Hill Group. Mr. Sweeney is one of the managing members of Pine Hill Group. The agreement outlines the scope of responsibilities of Pine Hill Group, as well as Mr. Sweeney’s role. These include, but are not limited to, services provided to the Company as interim Chief Financial Officer, controllership services, technical accounting and financial reporting services, and risk, valuation and transaction advisory services. Pine Hill Group is compensated at an hourly rate for performing services pursuant to the agreement. Pine Hill Group is responsible for all payments to Mr. Sweeney. As a result, Mr. Sweeney has received no direct compensation from the Company and the amount of aggregate payments made to Pine Hill Group is based on the amount of work performed on the Company’s behalf by all Pine Hill Group employees. During the three months ended March 31, 2018, the Company incurred expenses of $0.5 million related to services provided by Pine Hill Group.

Note 21. Statutory Information

Maidstone is subject to insurance laws and regulations in the jurisdictions in which it operates. These regulations include certain restrictions on the amount of dividends or other distributions available.

Under the insurance laws of New York State, insurance companies are restricted (on basis of lower of 10% of the company’s statutory surplus at the end of the preceding twelve-month period or 100% of the company’s adjusted net investment income for the prior twelve-month period) as to the amount of dividends they may declare or pay in any twelve-month period without prior approval of the New York Department of Financial Services (the “NYDFS”). As of March 31, 2018, the maximum amount of dividends that may be paid without approval of the NYDFS is $0. Further, under New York State law, companies may pay cash dividends only from earned surplus on a statutory basis. No dividends were declared or paid by Maidstone during the three months ended March 31, 2018.

Maidstone is subject to certain risk-based capital (“RBC”) requirements as specified by the National Association of Insurance Commissioners (“NAIC”) to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks, such as asset quality, asset and liability matching, loss reserve adequacy and other business factors. Regulatory compliance is determined by a ratio (“Ratio”) of the enterprise’s regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Generally, a Ratio in excess of 200% of authorized control level RBC requires no corrective actions by Maidstone or regulators. As of December 31, 2017, Maidstone’s Ratio was over 314%.

Statutory combined capital and surplus and net loss of Maidstone at March 31, 2018 was as follows (in thousands):

March 31, 2018
Statutory capital and surplus	$13,580
Statutory loss	$(1,095)

Maidstone files financial statements prepared in accordance with statutory accounting practices prescribed or permitted by insurance regulators. Statutory net income and statutory surplus, as reported to the insurance regulatory authorities, differ in certain respects from the amounts prepared in accordance with GAAP. The main differences between statutory net income and GAAP net income relate to deferred acquisition costs, deferred income taxes, unrealized appreciation or decline in value of investments and non-admitted assets.

Note 22. Subsequent Event

On April 30, 2018, Turning Point acquired the related assets of Vapor Supply, Vapor Supply.com, and some of its affiliates for total consideration of $4.8 million paid in cash. Turning Point is in the process of assigning fair value to the assets acquired which primarily consist of inventory, fixed assets, and intangible assets.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements reflecting the current expectations of Standard Diversified Inc. and its subsidiaries (the “Company” or “SDI”). In addition, when used in this quarterly report, the words “anticipate,” “enable,” “estimate,” “intend,” “expect,” “believe,” “potential,” “may,” “will,” “should,” “project” and similar expressions as they relate to the Company are intended to identify said forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, which may cause actual results to differ from those anticipated at this time. Such risks and uncertainties include the factors described below under Item 1A of Part II of this Form 10-Q and other reports filed with the Securities and Exchange Commission from time to time, as well as:

•	declining sales of tobacco products, and expected continuing decline of sales, in the tobacco industry overall;
•	our dependence on a small number of third-party suppliers and producers;
•	the possibility that we will be unable to identify or contract with new suppliers or producers in the event of a supply or product disruption;
•	the possibility that our licenses to use certain brands or trademarks will be terminated, challenged or restricted;
•	failure to maintain consumer brand recognition and loyalty of our customers;
•	substantial and increasing U.S. regulation;
•	regulation of our products by FDA, which has broad regulatory powers;
•	uncertainty related to the regulation and taxation of our NewGen products;
•	possible significant increases in federal, state and local municipal tobacco-related taxes;
•	possible increasing international control and regulation;
•	our reliance on relationships with several large retailers and national chains for distribution of our products;
•	intense competition and our ability to compete effectively;
•	uncertainty and continued evolution of markets containing our NewGen products;
•	significant product liability litigation;
•	the scientific community’s lack of information regarding the long-term health effects of electronic cigarette, vaporizer and e-liquid use;
•	requirement to maintain compliance with Master Settlement Agreement escrow account requirements;
•	our amount of indebtedness;
•	the terms of our credit facilities, which may restrict our current and future operations;
•	competition from illicit sources;
•	our reliance on information technology;
•	security and privacy breaches;
•	contamination of our tobacco supply or products;
•	infringement on our intellectual property;
•	third-party claims that we infringe on their intellectual property;
•	failure to manage our growth;
•	failure to successfully integrate our acquisitions or otherwise being unable to benefit from pursuing acquisitions;
•	fluctuations in our results;
•	exchange rate fluctuations;
•	adverse U.S. and global economic conditions;
•	sensitivity of end-customers to increased sales taxes and economic conditions;
•	failure to comply with certain regulations;
•	departure of key management personnel or our inability to attract and retain talent;
•	imposition of significant tariffs on imports into the U.S.;
•	reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors, potentially decreasing our stock price;
•	failure to maintain our status as an emerging growth company before the five-year maximum time period a company may retain such status;
•	our principal stockholders will be able to exert significant influence over matters submitted to our stockholders and may take certain actions to prevent takeovers;

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

•	we may issue preferred stock whose terms could adversely affect the voting power or value of our common stock;
•	failure to estimate adequate loss reserves and trends in loss and loss adjustment expense;
•	our inability to obtain regulatory approval of, or to implement, premium rate increases; and
•
adverse changes in applicable laws, regulations or rules governing insurance companies, and tax or accounting matters including limitations on premium levels, increases in minimum capital and reserves, and other financial viability requirements, and changes that affect the cost of, or demand for our products.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of the historical financial condition and results of operations in conjunction with our interim condensed consolidated financial statements and accompanying notes, which are included elsewhere in this Quarterly Report on Form 10-Q. In addition, this discussion includes forward-looking statements subject to risks and uncertainties which may result in actual results differing from statements we make. See “Cautionary Note Regarding Forward-Looking Statements.” Factors that could cause actual results to differ include those risks and uncertainties discussed in “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on March 12, 2018.

The following discussion relates to the interim unaudited financial statements of the Company included elsewhere in this Quarterly Report on Form 10-Q. In this discussion, unless the context requires otherwise, references to “our Company” “we,” “our,” or “us” refer to Standard Diversified Inc. and our consolidated subsidiaries. References to “SDI” refer to Standard Diversified Inc. without any of its subsidiaries. Dollars are in thousands, except where designated and in per share data.  Many of the amounts and percentages in this discussion have been rounded for convenience of presentation.

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

Recent Developments

Term Loan Borrowing and Credit Facility Refinancing

On February 2, 2018, SDI entered into a term loan agreement with Crystal Financial LLC (“Crystal Term Loan”). The Crystal Term Loan provides for an initial term loan of $10.0 million and a commitment to provide additional term loans of up to $15.0 million. The initial proceeds were used to finance a portion of the acquisition of certain billboard structures, fund certain fees and expenses, and provide working capital for SDI.

On March 7, 2018, Turning Point entered into a $250.0 million credit facility consisting of a $160.0 million 2018 First Lien Term Loan with Fifth Third Bank, as administrative agent, and other lenders, and a $50.0 million 2018 Revolving Credit Facility (collectively, the “2018 First Lien Credit Facility”) in addition to a $40.0 million 2018 Second Lien Term Loan (together with the 2018 First Lien Credit Facility, the “2018 Credit Facility”) with Prospect Capital Corporation, as administrative agent, and other lenders. The 2018 Credit Facility retained the $40.0 million accordion feature of the 2017 Credit Facility. Proceeds from the 2018 Credit Facility were used to repay, in full, the 2017 Credit Facility. Turning Point incurred a loss on extinguishment of debt of $2.4 million in the first quarter of 2018 as a result of the refinancing.

Other Developments

On April 30, 2018, Turning Point acquired the related assets of Vapor Supply, Vapor Supply.com, and some of its affiliates for total consideration of $4.8 million paid in cash. Turning Point is in the process of assigning fair value to the assets acquired which primarily consist of inventory, fixed assets, and intangible assets.

On April 25, 2018, our Class A common stock began trading on the NYSE American Exchange under the ticker “SDI.”

On April 18, 2018, Arnold Zimmerman was elected to our Board of Directors, effective immediately, to fill a newly created vacancy on the board. Mr. Zimmerman’s term is scheduled to expire at our meeting of stockholders to be held in 2018. Mr. Zimmerman was also elected as member of our Audit Committee.

On April 18, 2018, our Board approved an amendment, effective immediately, to the Company’s Second Amended and Restated Bylaws (the “Bylaws”) to conform language in the Bylaws and the Company’s Sixth Amended and Restated Certificate of Incorporation, which provides that all members of the Board serve in a single class.

On February 20, 2018, the Company completed an asset acquisition consisting of 86 billboard structures located in Georgia and Florida, as well as the ground leases and advertising contracts relating to such billboard structures for consideration with a fair value of approximately $6.8 million, of which $3.2 million was paid in cash, $0.2 million was paid with the Company’s Class A common shares and the remainder is payable under a promissory note with a face value of $3.5 million, net of a discount of $0.3 million.

On January 18, 2018, the Company completed an asset acquisition consisting of 83 billboard structures located in Alabama, as well as the ground leases and advertising contracts relating to such billboard structures for consideration with a fair value of approximately $9.7 million, of which $4.0 million was paid in cash and the remainder is payable under a promissory note with a face value $6.5 million, net of a discount of $0.9 million.

On January 12, 2018, SDI issued 181,825 shares of its Class A common stock in a private placement for gross proceeds of $2.0 million.

On January 2, 2018, SDI acquired all of the outstanding capital stock of Interboro Holdings, Inc. (“Interboro”) for a cash purchase price of $2.5 million. Under the name Maidstone Insurance Company (“Maidstone”), Maidstone offers personal automobile insurance, primarily in the State of New York.

On November 9, 2017, the Board of Directors of Turning Point approved the initiation of a cash dividend to its shareholders. The initial quarterly dividend of $0.04 per common share was paid on December 15, 2017 to shareholders of record at the close of business on November 27, 2017. Approximately $0.4 million was distributed to noncontrolling interest holders outside of SDI as a result of this dividend. The most recent dividend of $0.04 per common share was paid on April 13, 2018 to shareholders of record at the close of business on March 26, 2018 and $0.4 million was paid to noncontrolling interest holders as a result of this dividend.

On July 28, 2017, the U.S. Food and Drug Administration (“FDA”) announced a new direction in regulating tobacco products, including the newly “deemed” markets such as cigars and vapor products. FDA stated it intends to begin several new rulemaking processes, some of which will outline foundational rules governing the premarket application process for the deemed products, including Substantial Equivalence Applications and Premarket Tobacco Applications. Compliance and related costs could be significant and could increase the costs of operating in our NewGen Segment. See Note 2. Summary of Significant Accounting Policies of our condensed consolidated financial statements for further details regarding this new direction and other applicable FDA announcements.

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

In March 2017, Turning Point entered into a strategic partnership with Hand Media, Inc., dba Vapor Shark (“Vapor Shark”), a leading distributor and manufacturer of premium vaping e-liquids with nationwide distribution through independent retail vape shops as well as Vapor Shark branded retail locations. See Note 3. Acquisitions in our condensed consolidated financial statements for additional details regarding the Vapor Shark acquisition.

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

Turning Point’s reportable segments are: (i) smokeless products, (ii) smoking products and (iii) NewGen products. In its smokeless products segment, Turning Point manufactures and markets moist snuff and contracts for and markets loose leaf chewing tobacco products. In its smoking products segment, Turning Point (i) markets and distributes cigarette papers and related products; (ii) markets and distributes MYO cigar wraps, and cigars; and (iii) packages, markets, and distributes traditional pipe tobaccos. In its NewGen products segment, Turning Point (i) markets and distributes liquid vapor products, tobacco vaporizer products, and certain other products without tobacco and/or nicotine; (ii) distributes a wide assortment of vaping related products to non-traditional retail via VaporBeast and Vapor Shark; and (iii) distributes a wide assortment of vaping related products to individual consumers via Vapor Shark branded retail outlets.

Turning Point’s portfolio of brands includes some of the most widely recognized names in the OTP industry, such as Zig-Zag®, Beech-Nut®, Stoker’s® and VaporBeast™.

Turning Point’s core tobacco business (smokeless and smoking segments) primarily generates revenues from the sale of its products to wholesale distributors who, in turn, resell them to retail operations. The acquisition of VaporBeast in November 2016 expanded its revenue streams as they began selling directly to non-traditional retail outlets and to ultimate consumers via non-traditional retail outlets as well. Turning Point’s acquisition of Vapor Shark further expanded its selling network by allowing them to directly reach ultimate consumers through Vapor Shark branded retail outlets. Turning Point’s net sales, which include federal excise taxes, consist of gross sales net of cash discounts, returns, and selling and marketing allowances.

Turning Point relies on long-standing relationships with high-quality, established manufacturers to provide the majority of its produced products. Approximately 86% of Turning Point production, as measured by gross sales, is outsourced to suppliers. The remaining 14% represents Turning Point’s moist snuff tobacco operations located in Dresden, TN, the packaging of its pipe tobacco in Louisville, KY, and its Vapor Shark e-liquids operations located in Miami, FL. Turning Point’s principal operating expenses include the cost of raw materials, used to manufacture the limited number of its products which it produces in-house; the cost of finished products, which are generally purchased goods; federal excise taxes; legal expenses; and compensation expenses, including benefits and costs of salaried personnel. Turning Point’s other principal expenses include interest expense among other expenses.

Overview of Standard Outdoor

Standard Outdoor is an out-of-home advertising business. Revenues include outdoor advertising revenues, while operating expenses primarily include compensation costs, depreciation and rent expense.

Overview of Pillar General

As described above under Recent Developments, on January 2, 2018, Pillar General acquired all of the outstanding capital stock of Interboro Holdings, Inc. (“Interboro”) for a cash purchase price of $2.5 million. Under the name Maidstone Insurance Company (“Maidstone”), Maidstone offers personal automobile and home insurance, primarily in the state of New York. The results of Maidstone are included in our consolidated results as of January 2, 2018, the date of acquisition.

Segment Information

We operate in five reportable segments; (1) smokeless products, (2) smoking products, (3) NewGen products, (4) Insurance and (5) Other, which includes our out-of-home advertising business and SDI holding company, as well as certain unallocated Turning Point amounts. The smokeless products segment: (a) manufactures and markets moist snuff tobacco and (b) contracts for and markets chewing tobacco products. The smoking products segment: (a) imports and markets cigarette papers, tubes and related products and (b) imports and markets finished cigars and make-your-own (“MYO”) cigar wraps. The NewGen products segment (a) markets e-cigarettes, e-liquids, vaporizers and other related products and (b) distributes a wide assortment of vaping products to non-traditional retail outlets. The insurance segment products include auto and homeowners property and casualty insurance. The results of operations of the SDI holding company, Standard Outdoor, which owns billboard structures and operates an out-of-home advertising business and of Turning Point not allocated to the other three Turning Point reportable segments are included in Other.

Key Factors Affecting Turning Point’s Results of Operations

Turning Point considers the following to be the key factors affecting its results of operations:

•	Its ability to further penetrate markets with its existing products;
•	Its ability to introduce new products and product lines that complement its core business;
•	Decreasing interest in tobacco products among consumers;
•	Price sensitivity in its end-markets;
•	Marketing and promotional initiatives, which cause variability in its results;
•	General economic conditions, including consumer access to disposable income;
•	Cost and increasing regulation of promotional and advertising activities;
•	Cost of complying with regulation, including newly passed “deeming regulations”;
•	Counterfeit and other illegal products in its end-markets;
•	Currency fluctuations;
•	Its ability to identify attractive acquisition opportunities in OTP; and
•	Its ability to integrate acquisitions.

Key Factors Affecting Pillar General’s Results of Operations

Pillar General considers the following to be the key factors affecting its results of operations:

•	Its ability to further penetrate markets with its existing products; and

•	Its ability to mitigate credit risks due to writing business through brokers.

Key Factors Affecting Standard Outdoor’s Results of Operations

Standard Outdoor considers the following to be the key factors affecting its results of operations:

•	Its ability to further penetrate markets with its existing services; and
•	Price sensitivity in its geographic markets.

Critical Accounting Policies and Uses of Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 12, 2018, except for the use of estimates related to insurance reserves as described below and accounting policies related to our Insurance business, and accounting for interest rate swaps as disclosed in Note 2. Summary of Significant Accounting Policies of our condensed consolidated financial statements.

Reserves for losses and loss adjustment expenses

Reserve estimates are developed at a very detailed level, and the results of these numerous micro-level best estimates are aggregated to form a consolidated reserve estimate. For example, actuarial estimates are prepared each quarter to estimate losses for each line of insurance, major components of losses (such as coverages and perils) and for reported losses and IBNR. The actuarial methods described above are used to analyze the settlement patterns of claims by determining the development factors for specific data elements that are necessary components of a reserve estimation process. Development factors are calculated quarterly and periodically throughout the year for data elements such as claim counts reported and settled, paid losses, and paid losses combined with case reserves. The historical development patterns for these data elements are used as the assumptions to calculate reserve estimates.

Reserves are re-estimated periodically throughout the year, by combining historical results with current actual results to calculate new development factors. This process incorporates the historic and latest actual trends, and other underlying changes in the data elements used to calculate reserve estimates. New development factors are likely to differ from previous development factors used in prior reserve estimates because actual results (claims reported or settled, losses paid, or changes to case reserves) may develop differently than the implied assumptions contained in the previous development factor calculations. If claims reported, paid losses, or case reserve changes are greater or less than the levels estimated by previous development factors, ultimate loss and allocated loss adjustment expense total may increase or decrease. When actual development of these data elements is different than the historical development pattern used in a prior period reserve estimate, a new reserve is determined. The difference between indicated reserves based on new reserve estimates and recorded reserves (the previous estimate) is the amount of reserve re-estimate and is recognized as an increase or decrease in Incurred losses and loss adjustment expenses in the Condensed Consolidated Statements of Income.

Recent Accounting Pronouncements Adopted

We adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP, on January 1, 2018 using the modified retrospective method. This ASU requires the recognition of revenue to depict the transfer of goods to customers at an amount that we expect to be entitled to in exchange for those goods in accordance with the following five-step analysis:  (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The adoption of this ASU had no effect on the timing or amount of revenue recognition, or on net income.

We adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, on January 1, 2018.  The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result of this ASU our statements of cash flows include changes in restricted cash, such as changes in the portion of the MSA escrow deposits held in cash.

We adopted ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost on January 1, 2018 using the full retrospective method. This ASU requires an entity to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The adoption of this ASU resulted in a reclassification of less than $0.1 million from cost of sales and selling, general, and administrative expenses to net periodic benefit expense (income), excluding service cost, for both periods presented.

We adopted ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, on January 1, 2018 on a prospective basis. This ASU allows entities to make a one-time reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for the effects of remeasuring deferred tax liabilities and assets originally recorded in other comprehensive income as a result of the change in the federal tax rate by the Tax Cuts and Jobs Act (“TCJA”). The adoption of this ASU resulted in a reclassification of stranded tax effects related to the TCJA from AOCI to retained earnings of less than $0.1 million.

Recent Accounting Pronouncements

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, that changes the impairment model for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. Entities will apply the standard’s provisions as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The guidance is effective for the Company for the annual period beginning after December 15, 2019.  We are currently evaluating the effect the adoption of this standard will have on our financial statements.

Consolidated Results of Operations

Comparison of the Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017

The table and discussion set forth below relate to our consolidated results of operations.

	Three Months Ended March 31,
	2018	2017	% Change
Revenues
Smokeless Products	$20,747	$20,248	2.5%
Smoking Products	26,996	27,177	-0.7%
NewGen Products	26,199	19,363	35.3%
Insurance	7,718	-	100.0%
Other	406	-	100.0%
Total revenues	$82,066	$66,788	22.9%

Operating Income
Smokeless Products	$4,486	$3,611	24.2%
Smoking Products	6,894	8,048	-14.3%
NewGen Products	(1,496)	(664)	125.3%
Insurance	617	-	100.0%
Other	(1,462)	(146)	901.4%
Total operating income	$9,039	$10,849	-16.7%

Interest expense	(3,992)	(4,933)	-19.1%
Interest and investment income	103	114	-9.6%
Loss on extinguishment of debt	(2,384)	(6,116)	-61.0%
Net periodic benefit income (expense), excluding service cost	43	(92)	-146.7%
Income (loss) before income taxes	2,809	(178)	-1678.1%
Income tax expense (benefit)	809	(2,055)	-139.4%
Net income	2,000	1,877	6.6%
Amounts attributable to noncontrolling interests	(1,479)	-	100.0%
Net income attributable to SDI	$521	$1,877	-72.2%

Revenues. For the three months ended March 31, 2018, revenues were $82.1 million, an increase of $15.3 million or 22.9%, from $66.8 million for the three months ended March 31, 2017. This increase is primarily due to the acquisition of Maidstone on January 2, 2018, which contributed $7.8 million of revenues from earned insurance premiums and other fees, and an increase of $6.8 million in the NewGen segment, primarily driven by progress against the goal to grow sales in the existing store base and the acquisition of Vapor Shark in the second quarter of 2017.

Operating income. For the three months ended March 31, 2018, operating income was $9.0 million, a decrease of $1.8 million or 16.7%, from $10.8 million for the three months ended March 31, 2017. This decrease is primarily due to corporate general and administrative expenses incurred by SDI, which were not included in the prior period because the reverse acquisition of Turning Point by SDI did not occur until June 1, 2017.

Income (loss) before income taxes. For the three months ended March 31, 2018, income before income taxes was $2.8 million compared to a loss before income taxes of $0.2 million for the three months ended March 31, 2017. This increase is primarily due to a $3.7 million lower loss on extinguishment of Turning Point debt, partially offset by the decrease of $1.8 million in operating income.

Net income attributable to SDI. For the three months ended March 31, 2018, net income attributable to SDI was $0.5 million compared to $1.9 million for the three months ended March 31, 2017, a decrease of $1.4 million or 72.2%. This decrease is a result of the items discussed above, as well as the deduction of net income attributable to noncontrolling interests, which relates to the allocation of Turning Point net income to shareholders of Turning Point who are not SDI. There were no noncontrolling interests for the three months ended March 31, 2017, because the reverse acquisition of Turning Point by SDI did not occur until June 1, 2017.

Segment Results of Operations

Comparison of the Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017

Turning Point and Other segments

The table and discussion set forth below relate to the results of operations of the three Turning Point segments, as well as our Other reportable segment, which includes non-allocated amounts of Turning Point, SDI (for 2018 only) and Standard Outdoor (for 2018 only):

	Three Months Ended March 31,
	2018	2017	% Change

Net sales
Smokeless products	$20,747	$20,248	2.5%
Smoking products	26,996	27,177	-0.7%
NewGen products	26,199	19,363	35.3%
Other	406	-	100.0%
Total net sales	74,348	66,788	11.3%
Cost of sales	42,456	39,116	8.5%
Gross profit
Smokeless products	10,993	9,260	18.7%
Smoking products	13,164	13,700	-3.9%
NewGen products	7,652	4,712	62.4%
Other	83	-	100.0%
Total gross profit	31,892	27,672	15.3%
Selling, general and administrative expenses	23,470	16,823	39.5%
Operating income	8,422	10,849	-22.4%
Interest expense	3,992	4,933	-19.1%
Interest and investment income	(103)	(114)	-9.6%
Loss on extinguishment of debt	2,384	6,116	-61.0%
Net periodic benefit (income) expense, excluding service cost	(43)	92	-146.7%
Income (loss) before income taxes	2,192	(178)	-1331.5%
Income tax expense (benefit)	809	(2,055)	-139.4%
Net income	1,383	1,877	-26.3%
Amounts attributable to noncontrolling interests	(1,479)	-	0.0%
Net (loss) income attributable to SDI	$(96)	$1,877	-105.1%

Net Sales. For the three months ended March 31, 2018, overall net sales increased to $74.3 million from $66.8 million for the three months ended March 31, 2017, an increase of $7.5 million or 11.3%. The increase in net sales was primarily driven by volume growth in the NewGen segment which includes the acquisition of Vapor Shark in the second quarter of 2017.

For the three months ended March 31, 2018, net sales in the Smokeless products segment increased to $20.7 million from $20.2 million for the three months ended March 31, 2017, an increase of $0.5 million or 2.5%.  For the three months ended March 31, 2018, volume increased 0.4% and price/mix increased 2.1%. Net sales growth was primarily driven by the continuing growth of Stoker’s® MST.

For the three months ended March 31, 2018, net sales in the Smoking products segment decreased to $27.0 million from $27.2 million for the three months ended March 31, 2017, a decrease of $0.2 million or 0.7%. For the three months ended March 31, 2018, Smoking products volumes decreased 0.3% while price/mix decreased 0.4%. The decrease in net sales is due to an increase in cigarette papers sales of $1.0 million offset by a $1.2 million decrease related to the decision to deemphasize the low margin cigar products business and the discontinuation of the MYO tobacco line.

For the three months ended March 31, 2018, net sales in the NewGen products segment increased to $26.2 million from $19.4 million for the three months ended March 31, 2017, an increase of $6.8 million or 35.3%. The increase in net sales was primarily driven by progress against the goal to grow sales in the existing store base and the acquisition of Vapor Shark in the second quarter of 2017.

For the three months ended March 31, 2018, net sales in the Other segment was $0.4 million. The net sales in Other relate to Standard Outdoor’s out-of-home advertising business, driven by two asset acquisitions comprised of 169 billboard structures during the three months ended March 31, 2018.

Gross Profit. For the three months ended March 31, 2018, gross profit increased to $31.9 million from $27.7 million for the three months ended March 31, 2017, an increase of $4.2 million or 15.3%, primarily due to increased net sales and a favorable LIFO impact when compared to the prior year period. Turning Point’s gross margin increased to 43.0% for the three months ended March 31, 2018, from 41.4% for the three months ended March 31, 2017, primarily due to a favorable impact of LIFO when compared to the prior year period.

For the three months ended March 31, 2018, gross profit in the Smokeless products segment increased to $11.0 million from $9.3 million for the three months ended March 31, 2017, an increase of $1.7 million or 18.7%.  Gross profit as a percentage of net sales increased to 53.0% of net sales for the three months ended March 31, 2018, from 45.7% of net sales for the three months ended March 31, 2017. The increase in gross margin is due to a favorable LIFO impact when compared to the prior year period.

For the three months ended March 31, 2018, gross profit in the Smoking products segment decreased to $13.2 million from $13.7 million for the three months ended March 31, 2017, a decrease of $0.5 million or 3.9%. Gross profit as a percentage of net sales decreased to 48.8% of net sales for the three months ended March 31, 2018, from 50.4% of net sales for the three months ended March 31, 2017, primarily due to an adverse year-over-year Euro exchange rate impact.

For the three months ended March 31, 2018, gross profit in the NewGen products segment increased to $7.7 million from $4.7 million for the three months ended March 31, 2017, an increase of $3.0 million or 62.4%. Gross profit as a percentage of net sales increased to 29.2% of net sales for the three months ended March 31, 2018, from 24.3% of net sales for the three months ended March 31, 2017, primarily as a result of the inclusion of Vapor Shark in 2018, which generally has higher margins.

For the three months ended March 31, 2018, gross profit for the Other segment was $0.1 million, all of which relates to the Standard Outdoor business, primarily from two asset acquisitions during the three months ended March 31, 2018.

Selling, General and Administrative Expenses. For the three months ended March 31, 2018, selling, general and administrative expenses increased to $23.5 million from $16.8 million for the three months ended March 31, 2017, an increase of $6.7 million or 39.5%, due primarily to the inclusion of Vapor Shark’s expenses in 2018, higher legal and litigation expenses associated with the anti-counterfeiting initiatives, non-recurring departmental reorganization expenses, and variable costs associated with increased sales at VaporBeast. Selling, general and administrative expenses for the three months ended March 31, 2018 also include $1.3 million of SDI expenses, which are primarily legal, accounting and other professional fees. These expenses have only been incurred since the June 1, 2017 acquisition date.

Interest Expense. For the three months ended March 31, 2018, interest expense decreased to $4.0 million from $4.9 million for the three months ended March 31, 2017, as a result of lower interest rates from Turning Point’s February 2017 and March 2018 refinancings of its credit facilities offset by $0.3 million of interest expense for SDI and Standard Outdoor from their new borrowings during the three months ended March 31, 2018.

Interest and Investment Income. Interest and investment income relating to investment of the MSA escrow deposits as well as SDI’s cash and cash equivalents was approximately $0.1 million for the three months ended March 31, 2018 and 2017, respectively.

Loss on Extinguishment of Debt.  For the three months ended March 31, 2018, loss on extinguishment of debt was $2.4 million as the result of refinancing Turning Point’s credit facility in the first quarter of 2018. For the three months ended March 31, 2017, loss on extinguishment of debt was $6.1 million as the result of refinancing Turning Point’s credit facility in the first quarter of 2017.

Income Tax Expense (Benefit). Our income tax expense of $0.8 million was 36.9% of income before income taxes for the three months ended March 31, 2018. SDI and Standard Outdoor contributed no income tax expense or benefit to the consolidated results for the three months ended March 31, 2018 because they had a net loss and a full valuation allowance. Our income tax benefit of $2.1 million for the three months ended March 31, 2017 was primarily a result of tax benefits from the exercise of stock options during the quarter.

Amounts Attributable to Noncontrolling Interests. Income attributable to noncontrolling interests of $1.5 million for the three months ended March 31, 2018 is related to the shareholders of Turning Point who are not SDI.

Net (Loss) Income Attributable to SDI. Due to the factors described above, net loss for the three months ended March 31, 2018 was $0.1 million compared to net income for the three months ended March 31, 2017 of $1.9 million.

Insurance segment

The table and discussion set forth below relate to the results of operations of our Insurance segment:

For the period January 2, 2018 to March 31, 2018

Insurance premiums earned	$7,317
Net investment income	194
Other income	207
Total revenues	7,718

Incurred losses and loss adjustment expenses	5,812
Acquisition and underwriting expenses	53
Other operating expenses	1,236
Total operating costs and expenses	7,101
Income before income taxes	617
Income tax expense	-
Net income	$617

On January 2, 2018, we completed the acquisition of Interboro Holdings Inc., which operates as Maidstone Insurance. As a result, the following discussion relates to the insurance operations during the period from January 2, 2018 to March 31, 2018.

Insurance Premiums Earned. For the period from January 2, 2018 to March 31, 2018, $7.3 million of insurance premiums were earned related to auto insurance policies previously written.

Net Investment Income. For the period from January 2, 2018 to March 31, 2018, we earned net investment income of $0.2 million comprised of interest net of investment expenses.

Other Income. We recognized $0.2 million of other income for the period from January 2, 2018 to March 31, 2018, which included service and takeout fees, installment and late fees collected by Maidstone, and broker fees collected from non-affiliated insurance companies when acting as an agent. Service and takeout fees are in the form of credits for writing business from the state assigned pool. These credits can be used to reduce the amount of business written in the future or sold to third-party insurance companies for them to reduce their exposure to the assigned risk pool.

Incurred losses and loss adjustment expenses. For the period from January 2, 2018 to March 31, 2018, we incurred losses and loss adjustment expenses of $5.8 million. These amounts are based on individual case estimates for reported claims and a factor for incurred but not reported (“IBNR”) claims.

Acquisition and underwriting expenses. For the period from January 2, 2018 to March 31, 2018, we recorded amortization of deferred policy acquisition costs of less than $0.1 million related to commissions, premium tax and policy issuance costs deferred at issuance.

Other operating expenses. We incurred other expenses of $1.2 million for the period from January 2, 2018 to March 31, 2018, which consisted of salaries and benefits, depreciation, amortization and other general and administrative expenses.

Income tax expense (benefit). For the period from January 2, 2018 to March 31, 2018, there was no income tax benefit or expense recognized. The insurance operations are subject to state and federal corporate income taxes.

Net Income. Due to the factors described above, net income for the period from January 2, 2018 to March 31, 2018 was $0.6 million for the insurance business.

Liquidity and Capital Reserves

SDI and Standard Outdoor

SDI and Standard Outdoor had cash and cash equivalents totaling $5.6 million at March 31, 2018. For the three months ended March 31, 2018, we had cash outflows from operating activities of $1.2 million primarily relating to payments of accrued liabilities and an increase in receivables. We had a net cash inflow from investing activities of $2.9 million relating to our acquisitions of Maidstone and two billboard sign businesses, primarily due to cash acquired in the Maidstone acquisition. We had cash inflows from financing activities of $11.1 million from borrowings under the Crystal Term Loan and proceeds from a private placement stock issuance in January 2018. Future uses of our cash may include investing in our subsidiaries and new acquisitions.

Common Stock Repurchase Program

On June 29, 2017, our Board of Directors authorized a program to repurchase over a period of twelve months shares of our Class A Common Stock or Class B Common Stock, par value $0.01 per share, constituting, in the aggregate, up to 5% of the outstanding shares of Common Stock. The program was effective immediately. Shares of the Common Stock may be repurchased in the open market or through negotiated transactions. The program may be terminated or suspended at any time at the discretion of the Company. No repurchases of Common Stock were made pursuant to this program since its authorization. The Crystal Term Loan, as described in Note 12, Notes Payable and Long-Term Debt, generally prohibits such repurchases of the Company’s Common Stock.

Turning Point Brands

Turning Point’s principal uses for cash are working capital, debt service and capital expenditures. Turning Point believes its cash flows from operations and borrowing availability under the 2018 Revolving Credit Facility (as defined herein) are adequate to satisfy its operating cash requirements for the foreseeable future.

Turning Point’s working capital, which is defined as current assets less current liabilities, increased $5.0 million to $46.3 million at March 31, 2018, compared with $41.3 million at December 31, 2017. The increase in working capital is due to paying down the balance of its 2018 Revolving Credit Facility and a reduction in accrued liabilities partially offset by a decrease in inventory, an increase in accounts payable, and an increase in the portion of its debt possessing current maturities due to its 2018 refinancing.

	March 31, 2018	December 31, 2017
Current Assets	$76,521	$79,493
Current Liabilities	30,227	38,230
Working Capital	$46,294	$41,263

Cash Flows from Operating Activities

For the three months ended March 31, 2018, net cash provided by operating activities was $8.4 million compared to net cash used in operating activities of $2.3 million for the three months ended March 31, 2017, an increase of $10.8 million or 460%, principally due to working capital changes.

Cash Flows from Investing Activities

For the three months ended March 31, 2018, net cash used in investing activities was $0.9 million compared to net cash provided by investing activities of $0.8 million for the three months ended March 31, 2017, a decrease of $1.7 million or 208%, primarily due to changes in restricted cash relating to Turning Point’s MSA escrow account.

Cash Flows from Financing Activities

For the three months ended March 31, 2018, net cash used in financing activities was $6.9 million compared to net cash provided by financing activities of $2.1 million for the three months ended March 31, 2017, a decrease of $9.0 million or 429%, primarily due to payments on Turning Point’s 2017 Revolving Credit Facility in the first quarter of 2018.

Insurance

The insurance segment had cash and cash equivalents of $22.1 million and fixed maturity investments of $22.8 million as of March 31, 2018. The cash used in operating activities for the period from January 2, 2018 to March 31, 2018 was $2.9 million. The primary uses for the cash are payments of claims from policy holders and the timing of collection of premiums receivable.

The cash provided by investing activities, excluding the $12.8 million acquired in the acquisition and a capital contribution from SDI, was $2.2 million for the period from January 2, 2018 to March 31, 2018, which was primarily driven by proceeds from the sale of available-for-sale fixed maturity securities.

Long-Term Debt

As of March 31, 2018, the Company was in compliance with the financial and restrictive covenants in its existing debt instruments. The following table provides outstanding balances under our debt instruments.

	March 31, 2018	December 31, 2017

2018 First Lien Term Loan	$160,000	$-
2018 Second Lien Term Loan	40,000	-
SDI Crystal Term Loan	10,000	-
Standard Outdoor Promissory Notes	8,866	-
2017 Revolving Credit Facility	-	8,000
2017 First Lien First Out Term Loan	-	105,875
2017 First Lien Second Out Term Loan	-	34,738
2017 Second Lien Term Loan	-	55,000
Note payable - VaporBeast	2,000	2,000
Total Notes Payable and Long-Term Debt	220,866	205,613
Less deferred finance charges	(4,693)	(3,573)
Less revolving credit facility	-	(8,000)
Less current maturities	(10,900)	(7,850)
	$205,273	$186,190

2018 Credit Facility

The 2018 Credit Facility contains customary events of default including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, and change in control defaults. The 2018 Credit Facility also contains certain negative covenants customary for facilities of these types including covenants that, subject to exceptions described in the 2018 Credit Facility, restrict our ability: (i) to pledge assets, (ii) to incur additional indebtedness, (iii) to pay dividends, (iv) to make distributions, (v) to sell assets, and (vi) to make investments. Refer to Note 12. Notes Payable and Long-Term Debt in our condensed consolidated financial statements for further information regarding dividend restrictions.

2018 First Lien Credit Facility: The 2018 First Lien Term Loan and the 2018 Revolving Credit Facility bear interest at LIBOR plus a spread of 2.75% to 3.50% based on our senior leverage ratio. The 2018 First Lien Term Loan has quarterly required payments of $2.0 million beginning June 30, 2018, increasing to $3.0 million on June 30, 2020, and increasing to $4.0 million on June 30, 2022. The 2018 First Lien Term Loan has a maturity date of March 7, 2023. The 2018 First Lien Credit Facility contains certain financial covenants including maximum senior leverage ratio of 3.50x with step-downs to 3.00x, a maximum total leverage ratio of 4.50x with step-downs to 4.00x, and a minimum fixed charge coverage ratio of 1.20x. The weighted average interest rate of the 2018 First Lien Term Loan was 5.13% at March 31, 2018. Turning Point had no borrowings outstanding under its 2018 Revolving Credit Facility at March 31, 2018.

2018 Second Lien Credit Facility: The 2018 Second Lien Credit Facility bears interest at a rate of LIBOR plus 7.00% and has a maturity date of March 7, 2024. The 2018 Second Lien Credit Facility contains certain financial covenants including a maximum senior leverage ratio of 3.75x with step-downs to 3.50x, a maximum total leverage ratio of 4.75x with step-downs to 4.50x, and a minimum fixed charge coverage ratio of 1.10x. The weighted average interest rate of the 2018 Second Lien Term Loan was 8.70% at March 31, 2018.

2017 Credit Facility

On February 17, 2017, Turning Point Brands, Inc., and NATC entered into a $250 million secured credit facility comprised of (i) a First Lien Credit Facility with Fifth Third Bank, as administrative agent, and other lenders (the “2017 First Lien Credit Facility”) and (ii) a Second Lien Credit Facility with Prospect Capital Corporation, as administrative agent, and other lenders (the “2017 Second Lien Credit Facility,” and together with the 2017 First Lien Credit Facility, the “2017 Credit Facility”). Turning Point used the proceeds of the 2017 Credit Facility to repay, in full, its First Lien Term Loan, Second Lien Term Loan, and Revolving Credit Facility and to pay related fees and expenses. As a result of this transaction, Turning Point incurred a loss on extinguishment of debt of $6.1 million during the first quarter of 2017.

The 2017 Credit Facility contained customary events of default including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, and change in control defaults. The 2017 Credit Facility also contained certain negative covenants customary for facilities of these types including covenants that, subject to exceptions described in the 2017 Credit Facility, restricted the ability of Turning Point Brands, Inc., and its subsidiary guarantors: (i) to pledge assets, (ii) to incur additional indebtedness, (iii) to pay dividends, (iv) to make distributions, (v) to sell assets, and (vi) to make investments.

2017 First Lien Credit Facility:  The 2017 First Lien Credit Facility consisted of: (i) a $50 million revolving credit facility (the “2017 Revolving Credit Facility”), (ii) a $110 million first out term loan facility (the “2017 First Out Term Loan”), and (iii) a $35 million second out term loan facility (the “2017 Second Out Term Loan”). The 2017 First Lien Credit Facility also included an accordion feature allowing Turning Point to borrow up to an additional $40 million upon the satisfaction of certain conditions, including obtaining commitments from one or more lenders. Borrowings under the 2017 Revolving Credit Facility could be used for general corporate purposes, including acquisitions.

The 2017 First Out Term Loan and the 2017 Revolving Credit Facility had a maturity date of February 17, 2022, and the 2017 Second Out Term Loan had a maturity date of May 17, 2022. The 2017 First Out Term Loan and the 2017 Revolving Credit Facility bore interest at LIBOR plus a spread of 2.5% to 3.5% based on Turning Point’s senior leverage ratio. The 2017 First Out Term Loan had quarterly required payments of $1.4 million beginning June 30, 2017, increasing to $2.1 million on June 30, 2019, and increasing to $2.8 million on June 30, 2021. The 2017 Second Out Term Loan bore interest at LIBOR plus 6% (subject to a floor of 1.00%). The 2017 Second Out Term Loan had quarterly required payments of $0.1 million beginning June 30, 2017.  The 2017 First Lien Credit Facility contained certain financial covenants including maximum senior leverage ratio of 3.75x with step-downs to 3.00x, a maximum total leverage ratio of 4.75x with step-downs to 4.00x, and a minimum fixed charge coverage ratio of 1.20x.  The weighted average interest rate at December 31, 2017, on the 2017 Revolving Credit Facility was 5.05%. The weighted average interest rate at December 31, 2017, on the 2017 First Out Term Loan was 4.61%. The weighted average interest rate at December 31, 2017, on the 2017 Second Out Term Loan was 7.61%.

2017 Second Lien Credit Facility:  The 2017 Second Lien Credit Facility consisted of a $55 million second lien term loan (the “2017 Second Lien Term Loan”) having a maturity date of August 17, 2022. The 2017 Second Lien Term Loan bore interest at a fixed rate of 11%. The 2017 Second Lien Credit Facility contained certain financial covenants including a maximum senior leverage ratio of 4.25x with step-downs to 3.50x, a maximum total leverage ratio of 5.25x with step-downs to 4.50x, and a minimum fixed charge coverage ratio of 1.10x.

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

First Lien Term Loan

Turning Point Brands, Inc., along with NATC and its subsidiaries, were guarantors under the First Lien Term Loan.  TPLLC and its sole subsidiary at the date of the agreement, Intrepid, were not guarantors of the First Lien Term Loan. The First Lien Term Loan was secured by a first-priority lien on substantially all of the assets of the borrowers and the guarantors thereunder, including a pledge of the capital stock of NATC or any guarantor, other than certain excluded assets (the “Collateral”).  The loans designated as LIBOR loans bore interest at the LIBOR then in effect (but not less than 1.25%) plus 6.50%, and the loans designated as base rate loans bore interest at (i) the highest of (A) the Prime Rate, (B) the Federal Funds Rate plus 0.50%, (C) LIBOR for an interest period of one month plus 1.00%, and (D) 2.25% per year plus (ii) 5.50%.

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

Revolving Credit Facility

The Revolving Credit Facility provided for aggregate commitments of up to $40 million subject to a borrowing base, which was calculated as (i) the sum of 85% of eligible accounts receivable, plus (ii) the lesser of (A) the product of 70% and the value of eligible inventory or (B) the product of 85%, the net recovery percentage identified in the most recent inventory appraisal, and the value of eligible inventory, plus (iii) the lesser of (A) the product of 75% and the value of eligible inventory or (B) the product of 85%, the net recovery percentage identified in the most recent inventory appraisal, and the value of the eligible finished goods inventory, minus (iv) the aggregate amount of reserves established by the administrative agent.

SDI Crystal Term Loan

On February 2, 2018, we and our Outdoor advertising subsidiaries (the “Borrowers”) entered into a term loan agreement with Crystal Financial LLC (“Crystal Term Loan”). The Crystal Term Loan provides for an initial term loan of $10.0 million and a commitment to provide additional term loans of up to $15.0 million. Subject to the satisfaction of certain conditions, we may request an additional increase in the commitment of up to $25.0 million. The proceeds were used to finance a portion of the acquisition of certain billboard structures, fund certain fees and expenses, and provide working capital for the Borrowers. Any incremental term loans will be used to finance permitted acquisitions. The Crystal Term Loan bears interest at a rate equal to the three-month “Libor Rate” as published in The Wall Street Journal plus 7.25%. Interest under the Crystal Term Loan agreement is payable monthly and is also subject to an agency fee of $50,000, payable upon execution of the Crystal Term Loan agreement, and annually thereafter. In addition, the Crystal Term Loan was subject to a one-time commitment fee of $350,000, which was paid upon execution of the term loan agreement. The principal balance is payable at maturity, on February 2, 2023.

The obligations of the Borrowers under the Crystal Term Loan agreement are secured by all the assets of the Borrowers, subject to certain exceptions and exclusions as set forth in the Crystal Term Loan agreement and other loan documents.

Standard Outdoor Promissory Notes

On January 18, 2018, as partial consideration for an asset purchase of 83 billboard structures located in Alabama, as well as the ground leases and advertising contracts relating to such billboard structures, we issued a promissory note with a face value of $6.5 million. The promissory note was recorded net of a discount of $0.9 million, representing the difference between the face value and fair value at issuance. A principal payment of $1.0 million on the promissory note is payable January 1 of each year, beginning January 1, 2020 and ending January 1, 2022, with a $3.5 million final principal payment on January 1, 2023. The promissory note has a 5% fixed coupon interest rate and interest is payable quarterly.

On February 20, 2018, as partial consideration for an asset purchase of 86 billboard structures located in Georgia and Florida, as well as the ground leases and advertising contracts relating to such billboard structures, we issued a promissory note with a face value of $3.5 million. The promissory note was recorded net of a discount of $0.3 million, representing the difference between the face value and fair value at issuance. A principal payment of $0.9 million on the promissory note is payable March 1, 2019, with the remaining principal paid down monthly through March 1, 2022. The promissory note has a 5% fixed coupon interest rate and interest is payable monthly.

Off-balance Sheet Arrangements

During the three months ended March 31, 2018, we executed various forward contracts, none of which met hedge accounting requirements, for the purchase of €6.0 million with maturity dates ranging from March 2018 to July 2018. During 2017, we executed no forward contracts. At March 31, 2018, and December 31, 2017, we had forward contracts for the purchase of €3.8 million and €0 million, respectively.

Contractual Obligations

As of March 31, 2018, there had been no material changes outside the ordinary course of business to our contractual obligations as of December 31, 2017, as reported in our Annual Report on Form 10-K, with the exception of changes to our long-term debt obligations due to the refinancing discussed in the “Long-Term Debt” section and those related to the acquisition of our insurance company. Our insurance reserves are $27.0 million as of March 31, 2018. These insurance reserves are more fully described in Note 10. Liability for Losses and Loss Adjustment Expenses.

The following tables summarize our contractual obligations (in thousands):

	Payments due by period as of March 31, 2018
Long-Term Debt Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations, including interest	$286,946	$22,097	$47,390	$173,340	$44,119

	Payments due by period as of December 31, 2017
Long-Term Debt Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations, including interest	$266,052	$29,803	$42,444	$193,805	$-

Inflation

We believe that any effect of inflation at current levels will be minimal. Historically, we have been able to increase prices at a rate equal to, or greater than, the rate of inflation and believe we will continue to be able to do so for the foreseeable future. In addition, we have been able to maintain a relatively stable, variable cost structure for our products due, in part, to our successful procurement with regard to our tobacco products and, in part, to our existing contractual agreement for the purchase of our premium cigarette papers.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Sensitivity

Although we engaged in hedging inventory purchases during the three months ended March 31, 2018, there have been no material changes in our exposure to exchange rate fluctuation risk, as reported within our 2017 Annual Report on Form 10-K, during the period. Please refer to our “Quantitative and Qualitative Disclosures about Market Risk” included in our 2017 Annual Report on Form 10-K filed with the SEC on March 12, 2018.

Credit Risk

There have been no material changes in our exposure to market risk during the three months ended March 31, 2018, other than related to the available-for-sale securities held by Maidstone, which we acquired on January 2, 2018. Please refer to our “Quantitative and Qualitative Disclosures about Market Risk” included in our 2017 Annual Report on Form 10-K, filed with the SEC on March 12, 2018.

Interest Rate Sensitivity

Turning Point’s March 2018 refinancing resulted in all of its debt instruments, with the exception of the VaporBeast Note Payable, having variable interest rates that fluctuate with market rates. To reduce the volatility of future cash flows, Turning Point entered into interest rate swap agreements with lenders under its 2018 Credit Facility. At March 31, 2018, $70.0 million of Turning Point’s $188.2 million outstanding long-term debt carrying variable rates is covered by the interest rate swap agreements and, thus, effectively bears interest at a fixed rate. We believe the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations, of cash flows would not be significant. A 1% increase in the interest rate would change pre-tax income by approximately $0.6 million per year. Refer to Note 5. Derivative Instruments for additional information regarding the interest rate swap.

We also have exposure to interest rate volatility beginning in the first quarter of 2018 as a result of the Crystal Term Loan. The Crystal Term Loan bears interest at variable rates based on 2% plus LIBOR. A 1% increase in the interest rate would change pre-tax income by approximately $0.1 million per year. We believe the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations, or cash flows would not be significant

Item 4.	Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Act”)) as of March 31, 2018. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is: (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

On January 2, 2018, we acquired all of the outstanding capital stock of Interboro Holdings, Inc. and in January and February 2018, we acquired assets primarily consisting of billboard structures. See Note 3. Acquisitions, in the accompanying notes to the condensed consolidated financial statements for additional information regarding the acquisitions. We are in the process of integrating policies, processes, people, technology and operations into the control structure of the consolidated company, and we will continue to evaluate the impact of any related changes to our internal control over financial reporting.

On March 13, 2018, Turning Point’s former Chief Financial Officer, Mark Stegeman resigned, Robert Lavan was named Chief Financial Officer, and Brian Wigginton was appointed Chief Accounting Officer. Outside of these actions, there were no changes in Turning Point’s internal controls over financial reporting during the most recent fiscal quarter. Due to the consistency of other personnel surrounding the financial reporting process and the lack of change in control activities surrounding financial reporting process, the change in Turning Point’s principal financial officer has not materially affected, and is not reasonably likely to materially affect, its internal controls over financial reporting or the internal controls over financial reporting of our consolidated company.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 12, 2018, which could materially affect our business, financial condition or future results. Our risk factors as of the date of this Quarterly Report on Form 10-Q have not changed materially from those described in our Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

As set forth in our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2018, on January 12, 2018, we entered into a Common Stock Purchase Agreement, pursuant to which we sold an aggregate of 181,825 shares of our Class A common stock to three investment funds, all of which are “accredited investors” as such term is defined in Regulation D under the Securities Act of 1933, as amended. The aggregate purchase price for such shares was $2.0 million. There were no discounts or commissions in connection with the sale, which was effected in accordance with Rule 506 under said Regulation D.

On March 9, 2018, our Board of Directors approved the issuance to various persons and entities, including employees of and consultants to the Company and its subsidiaries, of an aggregate of 162,994 shares of our Class A Common Stock, all of which recipients are “accredited investors” as such term is defined in Regulation D under the Securities Act of 1933, as amended. The shares were issued in return for services rendered or to be rendered. There were no discounts or commissions in connection with the issuances, which was effected in accordance Section 4(2) of the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On May 10, 2018, our Board of Directors approved the amendment and restatement of the Amended and Restated Bylaws of the Company. The material changes implemented by such amendment and restatement were (1) to make clear, in Article IV, Section 2, that shares of the Company’s Class B Common Stock may not be transferred by any holder of such shares without the prior written consent of the Company; and (2) in Article V, to modify the indemnification rights held by officers, directors and employees of the Company to provide that such rights are consistent with the maximum scope provided under Delaware law.

Item 6.	Exhibits

EXHIBIT INDEX

3.1	Third Amended and Restated Bylaws of the Company.*

10.1	Asset Purchase Agreement, dated as of January 18, 2018, by and between Standard Outdoor Southeast I LLC and Quality I/N Signs and Outdoor Advertising, LLC.*

10.2+	Promissory Note and Security Agreement, dated as of January 18, 2018, by and between Standard Outdoor Southeast I LLC and Quality I/N Signs and Outdoor Advertising, LLC.*

10.3	Asset Purchase Agreement, dated as of February 20, 2018, by and between Standard Outdoor Southeast II LLC and Vista Outdoor Corporation.*

10.4+	Promissory Note and Security Agreement, dated as of February 20, 2018, by and between Standard Outdoor Southeast I LLC and Vista Outdoor Corporation.*

10.5
Term Loan Agreement, dated as of February 2, 2018, by and among Standard Diversified Inc., Standard Outdoor LLC, Standard Outdoor Southwest LLC, Standard Outdoor Southeast I LLC, Standard Outdoor Southeast II LLC, Crystal Financial LLC, as administrative agent and collateral agent, and the financial institutions from time to time party thereto. (Incorporated by reference to Exhibit 5.1 to the Current Report on Form 8-K of Standard Diversified Inc. filed with the Securities and Exchange Commission on February 5, 2018.)

10.6
Amended and Restated First Lien Credit Agreement, dated as of March 7, 2018, by and among Turning Point Brands, Inc. and its subsidiaries, as the obligors, Fifth Third Bank, as administrative agent, and the lenders party thereto.***

10.7
Amended and Restated Second Lien Credit Agreement, dated as of March 7, 2018, by and among Turning Point Brands, Inc. and its subsidiaries, as obligors, Prospect Capital Corporation, as administrative agent, and the lenders party thereto.***

10.8
Omnibus Amendment, Reaffirmation Agreement and Joinder dated as of March 7, 2018, by and among Turning Point Brands, Inc. and its subsidiaries, as the Grantors, Fifth Third Bank, as administrative agent, and the lenders party thereto. ***

10.9
Second Lien Omnibus Amendment, Reaffirmation Agreement and Joinder dated as of March 7, 2018, by and among Turning Point Brands, Inc. and its subsidiaries, as the Grantors, Fifth Third Bank, as administrative agent, and the lenders party thereto.***

10.10
First Amendment to Second Lien Intercreditor Agreement, dated as of March 7, 2018, by and among Turning Point Brands, Inc., and the other grantors party thereto, Fifth Third Bank, as first lien collateral agent, and Prospect Capital Corporation, as second lien collateral agent.***

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

101
XBRL (eXtensible Business Reporting language). The following materials from SDI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 14, 2018, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to consolidated financial statements.*

*	Filed herewith.
**	Furnished herewith.
***	Filed as an exhibit to the Quarterly Report on Form 10-Q of Turning Point Brands, Inc. filed on May 9, 2018 and incorporated by reference herein.
+	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD DIVERSIFIED INC.

By: /s/ Ian Estus
Name: Ian Estus
Title: Chief Executive Officer

/s/ Edward J. Sweeney
Name: Edward J. Sweeney
Title: Interim Chief Financial Officer

Dated: May 14, 2018