Form 10-Q
period 2018-06-30
STANDARD DIVERSIFIED INC.
filed 2018-08-10
CIK 911649

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

At August 8, 2018, there were 8,719,960 shares outstanding of the registrant’s Class A common stock, par value $0.01 per share, and 7,915,302 shares outstanding of the registrant’s Class B common stock, par value $0.01 per share.

STANDARD DIVERSIFIED INC. AND SUBSIDIARIES

Item 1.	Financial Statements

Standard Diversified Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in thousands except share and per share data)
(unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$22,882	$18,219
Fixed maturities available for sale, at fair value; amortized cost $26,923 in 2018	26,494	-
Equity securities, at fair value; cost: $753 in 2018	744	-
Trade accounts receivable, net of allowances of $47 in 2018 and $17 in 2017	5,862	3,249
Premiums receivable	6,258	-
Inventories	76,870	63,296
Other current assets	19,691	10,851
Property, plant and equipment, net	26,838	9,172
Deferred income taxes	-	450
Deferred financing costs, net	974	630
Intangible assets, net	30,371	26,436
Deferred policy acquisition costs	2,392	-
Goodwill	135,341	134,620
Master Settlement Agreement (MSA) escrow deposits	30,229	30,826
Pension asset	-	396
Other assets	2,956	569
Total assets	$387,902	$298,714

LIABILITIES AND EQUITY
Reserves for losses and loss adjustment expenses	$25,521	$-
Unearned premiums	13,350	-
Advance premiums collected	647	-
Accounts payable	13,402	3,686
Accrued liabilities	14,917	20,014
Current portion of long-term debt	9,098	7,850
Revolving credit facility	16,000	8,000
Notes payable and long-term debt	203,389	186,190
Deferred income taxes	1,371	-
Postretirement benefits	3,932	3,962
Asset retirement obligations	2,028	-
Other long-term liabilities	3,429	571
Total liabilities	307,084	230,273

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value; authorized shares 50,000,000; -0- issued and outstanding shares	-	-
Class A common stock, $0.01 par value; authorized shares, 300,000,000; 8,711,972 and 8,348,373 issued and outstanding shares at June 30, 2018 and December 31, 2017, respectively	87	83
Class B common stock, $0.01 par value; authorized shares, 30,000,000; 7,923,290 and 8,041,525 issued and outstanding shares at June 30, 2018 and December 31, 2017, respectively; convertible into Class A shares on a one-for-one basis	79	81
Additional paid-in capital	73,794	70,813
Accumulated other comprehensive loss	(2,119)	(1,558)
Accumulated deficit	(22,945)	(26,982)
Total stockholders' equity	48,896	42,437
Noncontrolling interests	31,922	26,004
Total equity	80,818	68,441
Total liabilities and equity	$387,902	$298,714

The accompanying notes are an integral part of the condensed consolidated financial statements.

Standard Diversified Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(dollars in thousands except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Net sales	$81,773	$72,086	$156,121	$138,874
Insurance premiums earned	7,134	-	14,451	-
Net investment income from insurance investments	176	-	370	-
Other income	187	-	394	-
Total revenues	89,270	72,086	171,336	138,874

Operating costs and expenses:
Cost of sales	45,950	40,076	88,406	79,136
Selling, general and administrative expenses	22,275	18,870	45,745	35,749
Incurred losses and loss adjustment expenses	5,405	-	11,217	-
Other operating expenses	1,541	-	2,830	-
Total operating costs and expenses	75,171	58,946	148,198	114,885
Operating income	14,099	13,140	23,138	23,989

Interest expense	4,110	4,050	8,106	8,983
Interest and investment income	(270)	(102)	(377)	(216)
Loss on extinguishment of debt	-	-	2,384	6,116
Net periodic benefit expense, excluding service cost	264	24	221	116
Income before income taxes	9,995	9,168	12,804	8,990
Income tax expense	1,908	2,795	2,717	740
Net income	8,087	6,373	10,087	8,250
Net income attributable to noncontrolling interests	4,559	1,470	6,038	1,470
Net income attributable to Standard Diversified Inc.	$3,528	$4,903	$4,049	$6,780

Net income attributable to SDI per Class A and Class B Common Share – Basic	$0.21	$0.20	$0.24	$0.26
Net income attributable to SDI per Class A and Class B Common Share – Diluted	$0.20	$0.20	$0.23	$0.26
Weighted Average Class A and Class B Common Shares Outstanding – Basic	16,609,828	24,314,895	16,795,815	26,136,568
Weighted Average Class A and Class B Common Shares Outstanding – Diluted	16,610,654	24,329,200	16,829,326	26,143,760

The accompanying notes are an integral part of the condensed consolidated financial statements.

Standard Diversified Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net income	$8,087	$6,373	$10,087	$8,250

Other comprehensive income (loss):
Amortization of unrealized pension and postretirement losses, net of tax of $72 and $89 for the three months ended June 30, 2018 and 2017, respectively, and $82 and $89 for the six months ended June 30, 2018 and 2017, respectively.	274	27	304	147
Unrealized investment (losses) gains, net of tax of $31 and $98 for the three months ended June 30, 2018 and 2017, respectively, and $104 and $141 for the six months ended June 30, 2018 and 2017, respectively.	(154)	158	(937)	229
Unrealized losses on interest rate swaps, net of tax of $162 and $22 in 2018	451	-	(75)	-
Other comprehensive income (loss)	571	185	(708)	376
Amounts attributable to noncontrolling interests	(4,559)	(1,501)	(6,038)	(1,501)
Comprehensive income attributable to Standard Diversified Inc.	$4,099	$5,057	$3,341	$7,125

The accompanying notes are an integral part of the condensed consolidated financial statements.

Standard Diversified Inc. and Subsidiaries
Condensed Consolidated Statement of Equity
(dollars in thousands, except share data)
(unaudited)

	Standard Diversified Inc. Shareholders
	Class A Common Shares		Class B Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total

	Shares	Amount	Shares	Amount
Balance December 31, 2017	8,348,373	$83	8,041,525	$81	$70,813	$(1,558)	$(26,982)	$26,004	$68,441
Conversion of Class B common stock into Class A common stock	118,235	2	(118,235)	(2)	-	-	-	-	-
Issuance of Class A common stock in private placement, net of issuance costs	181,825	2	-	-	1,978	-	-	-	1,980
Issuance of Class A common stock in asset purchase	22,727	-	-	-	250	-	-	-	250
SDI restricted stock vesting	40,812	-	-	-	(216)	-	-	-	(216)
Unrecognized pension and postretirement cost adjustment	-	-	-	-	-	155	-	149	304
Unrealized loss on investments, net of tax of $104	-	-	-	-	-	(689)	-	(248)	(937)
Unrealized loss on interest rate swaps, net of tax of $22	-	-	-	-	-	(39)	-	(36)	(75)
SDI stock-based compensation	-	-	-	-	501	-	-		501
Impact of Turning Point equity transactions on APIC and NCI	-	-	-	-	468	-	-	785	1,253
Turning Point dividend payable to noncontrolling interests	-	-	-	-	-	-	-	(770)	(770)
Impact of adoption of ASU 2018-02	-	-	-	-	-	12	(12)	-	-
Net income	-	-	-	-	-	-	4,049	6,038	10,087
Balance June 30, 2018	8,711,972	$87	7,923,290	$79	$73,794	$(2,119)	$(22,945)	$31,922	$80,818

The accompanying notes are an integral part of the condensed consolidated financial statements

Standard Diversified Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six Months Ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities:
Net income	$10,087	$8,250
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on extinguishment of debt	2,384	6,116
Loss on sale of property, plant and equipment	-	17
Depreciation expense	1,671	771
Amortization of deferred financing costs	689	530
Amortization of original issue discount	-	66
Amortization of intangible assets	472	351
Deferred income taxes	1,443	371
Stock-based compensation expense	1,042	295
Amortization of bond discount/premium	59	-
Changes in operating assets and liabilities:
Trade accounts receivable	(2,607)	(621)
Premiums receivable	905	-
Inventories	(10,348)	(4,035)
Other current assets	(4,177)	320
Deferred policy acquisition costs	(2,392)	-
Other assets	59	(72)
Reinsurance related assets and liabilities	(101)	-
Accounts payable	10,110	(629)
Accrued postretirement liabilities	(71)	(3)
Reserves for losses and loss adjustment expenses	(4,280)	-
Unearned and advance premiums	563	-
Accrued expenses and other	(6,373)	(6,804)
Other liabilities	(371)	-
Net cash (used in) provided by operating activities	(1,236)	4,923

Cash flows from investing activities:
Cash and cash equivalents acquired in reverse acquisition	-	20,253
Proceeds from sale and maturity of fixed maturity securities, available-for-sale	2,694	-
Payments for purchases of fixed maturity securities, available-for-sale	(4,288)	-
Payments for purchases of equity securities	(753)	-
Restricted cash, MSA escrow deposits	(1,735)	1,012
Issuance of note receivable	(6,500)	-
Acquisitions, net of cash acquired	(2,638)	268
Capital expenditures	(1,046)	(567)
Net cash (used in) provided by investing activities	(14,266)	20,966

Standard Diversified Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(dollars in thousands)
(unaudited)

	Six Months Ended
	June 30, 2018	June 30, 2017
Cash flows from financing activities:
Proceeds from 2018 first lien term loan	158,000	-
Proceeds from 2018 second lien term loan	40,000	-
Proceeds from 2018 revolving credit facility	16,000	25,000
Payments of (proceeds from) 2017 first lien term loans	(140,613)	143,538
Payments of (proceeds from) 2017 second lien term loans	(55,000)	55,000
Payments of financing costs	(3,279)	(4,765)
Payments of 2017 revolving credit facility, net	(8,000)	(15,083)
Payments of first lien term loan	-	(147,362)
Payments of second lien term loan	-	(60,000)
Payments of Vapor Beast Note Payable and Vapor Shark loans	(2,000)	(1,867)
Proceeds from borrowings under SDI credit facility, net	9,114	-
Proceeds from release of restricted funds	1,107	-
Share repurchase for tax withholdings on vesting of restricted stock	(216)	-
Proceeds from issuance of stock	1,982	-
Prepaid Turning Point Brands equity issuance costs	-	(164)
Turning Point Brands exercise of stock options	607	1,097
Turning Point Brands redemption of options	-	(1,636)
Turning Point Brands surrender of options	-	(1,000)
Payments of cash dividends	(379)	-
Distribution to noncontrolling interest of Turning Point Brands	-	(4)
Net cash provided by (used in) financing activities	17,323	(7,246)

Net increase in cash	1,821	18,643

Cash, beginning of period
Unrestricted	18,219	2,865
Restricted	4,709	3,889
Total cash at beginning of period	$22,928	$6,754

Cash, end of period
Unrestricted	22,882	20,496
Restricted	1,867	4,901
Total cash at end of period	$24,749	$25,397

Supplemental schedule of noncash financing activities:
Issuance of SDI shares in asset purchase	$250	-
Issuance of promissory notes in asset purchases	$8,810	-
Accrued expenses incurred for issuance of Turning Point Brands stock	$-	$48
Common stock issued in connection with reverse acquisition	$-	$18,146

The accompanying notes are an integral part of the condensed consolidated financial statements.

Standard Diversified Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except where otherwise designated, and per share data)
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

On June 1, 2017, SDI consummated a Contribution and Exchange Transaction (the “Contribution and Exchange”) to acquire a 52.1% controlling interest in Turning Point Brands, Inc. (“Turning Point”). The transaction was accounted for as a recapitalization or reverse acquisition. Turning Point was the accounting acquirer for financial reporting purposes, notwithstanding the legal form of the transaction.  The primary reason the transaction was treated as a purchase by Turning Point rather than a purchase by SDI was because SDI was a shell company with limited operations and Turning Point’s stockholders gained majority control of the outstanding voting power of the Company’s equity securities through their collective ownership of a majority of the outstanding shares of Company common stock. Consequently, reverse acquisition accounting has been applied to the transaction. Accordingly, the historical financial statements of Turning Point through May 31, 2017 became the Company’s historical financial statements, including the comparative prior periods. These condensed consolidated financial statements include the results of SDI from June 1, 2017, the date the reverse acquisition was consummated. As of June 30, 2018, SDI had a 51.0% ownership interest in Turning Point.

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

All references in the unaudited condensed consolidated financial statements presented herein to the number of shares and per share amounts of common stock have been retroactively restated to reflect the reclassification of common stock, the shares issued in the Contribution and Exchange and the dividend of Class B Common Stock. For further information, refer to Note 3. Acquisitions. As a result of the consummation of the Contribution and Exchange, SDI is no longer a shell company.

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

On January 18, 2018, SDI, through its wholly-owned subsidiary, Standard Outdoor LLC, acquired assets consisting of 83 billboard structures located in Alabama, as well as the ground leases and advertising contracts relating to such billboard structures for total consideration with fair value of approximately $9.7 million (See Note 3. Acquisitions).

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

Turning Point is also a holding company which owns North America Trading Company, Inc. (“NATC”) and its subsidiaries and Turning Point Brands, LLC (“TPLLC”) and its subsidiaries. Except where the context indicates otherwise, references to Turning Point include Turning Point; NATC and its subsidiaries National Tobacco Company, L.P. (“NTC”), National Tobacco Finance, LLC (“NTFLLC”), North Atlantic Operating Company, Inc. (“NAOC”), North Atlantic Cigarette Company, Inc. (“NACC”), and RBJ Sales, Inc. (“RBJ”); and TPLLC and its subsidiaries Intrepid Brands, LLC (“Intrepid”), VaporBeast, LLC (“VaporBeast,” f/k/a Smoke Free Technologies, Inc.), Vapor Shark LLC, and its subsidiaries (collectively, “Vapor Shark,” f/k/a The Hand Media), Vapor Acquisitions Company, LLC (“Vapor Supply”), and Vapor Finance, LLC (“VFIN”).

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

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

SDI acquired a 52.1% interest in Turning Point on June 1, 2017 through a reverse acquisition as described in Note 1. Organization and Description of Business. Amounts pertaining to the noncontrolling ownership interest held by third parties in the financial position and operating results of the Company are reported as noncontrolling interests in the accompanying condensed consolidated financial statements. As of June 30, 2018, SDI had an ownership interest of 51.0% in Turning Point.

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

Revenue Recognition

Turning Point: Turning Point adopted Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP, on January 1, 2018. Turning Point recognizes revenues, net of sales incentives and sales returns, including shipping and handling charges billed to customers, upon delivery of goods to the customer at an amount that it expects to be entitled to in exchange for those goods in accordance with the five-step analysis outlined in Topic 606: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied.

A further requirement of ASU 2014-09 is for entities to disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Turning Point’s management views business performance through segments that closely resemble the performance of major product lines. Thus, the primary, and most useful, disaggregation of Turning Point’s contract revenue for the decision-making purposes is the disaggregation by segment which can be found in Note 19. Segment Information. An additional disaggregation of contract revenue by sales channel can also be found within Note 19. Segment Information.

Standard Outdoor: The Company’s out-of-home advertising business revenues are derived from billboard space contracts with customers which are currently accounted for as leases under ASC 840, Leases. The Company will continue to account for these revenues under ASC 840, Leases, through December 31, 2018. The Company is still evaluating the impact that ASU No. 2016-12, Leases (Topic 842), effective for the Company on January 1, 2019, will have on its out-of-home advertising business revenues.

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

Shipping Costs

The Company records shipping costs incurred as a component of selling, general and administrative expenses. Shipping costs incurred were approximately $3.5 million and $2.3 million for the three months ended June 30, 2018 and 2017, respectively. Shipping costs incurred were approximately $6.7 million and $4.5 million for the six months ended June 30, 2018 and 2017, respectively.

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

The tobacco industry has experienced, and is experiencing, significant product liability litigation. Most tobacco liability lawsuits have been brought against manufacturers and sellers of cigarettes for injuries allegedly caused by smoking or exposure to smoke. However, several lawsuits have been brought against manufacturers and sellers of smokeless products for injuries to health allegedly caused by use of smokeless products. Typically, such claims assert that use of smokeless products are addictive and causes oral cancer. Additionally, several lawsuits have been brought against manufacturers and distributors of Turning Point’s NewGen products due to malfunctioning devices. There can be no assurance the Company will not sustain losses in connection with such lawsuits and that such losses will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Master Settlement Agreement Escrow Account

Pursuant to the Master Settlement Agreement (the “MSA”) entered into in November 1998 by most states (represented by their attorneys general acting through the National Association of Attorneys General) and subsequent states’ statutes, a “cigarette manufacturer” (which is defined to include a manufacturer of make-your-own (“MYO”) cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding, and maintaining an escrow account to have funds available for certain potential tobacco-related liabilities, with sub-accounts on behalf of each settling state.  The Company chose to open and fund an escrow account as its method of compliance. It is the Company’s policy to record amounts on deposit in the escrow account for prior years as a non-current asset.  Each year’s annual obligation is required to be deposited in the escrow account by April 15 of the following year. In addition to the annual deposit, many states have elected to require quarterly deposits for the previous quarter’s sales. As of June 30, 2018, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $30.2 million. At December 31, 2017, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $30.8 million. Effective in the third quarter of 2017, the Company no longer sells any product covered under the MSA. Thus, pending a change in legislation, the Company will no longer be required to make deposits to the MSA escrow account.

The Company has chosen to invest a portion of the MSA escrow deposits in U.S. Government securities including TIPS, Treasury Notes, and Treasury Bonds. These investments are classified as available-for-sale and carried at fair value. Realized losses are prohibited under the MSA; any investment in an unrealized loss position will be held until the value is recovered, or until maturity.

The following shows the fair value of the MSA escrow account:

	As of June 30, 2018			As of December 31, 2017
	Cost	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents	$1,867	$-	$1,867	$3,602	$-	$3,602
U.S. Governmental agency obligations (unrealized loss position < 12 months)	2,443	(46)	2,397	722	(17)	705
U.S. Governmental agency obligations (unrealized loss position > 12 months)	27,757	(1,792)	25,965	27,733	(1,214)	26,519
	$32,067	$(1,838)	$30,229	$32,057	$(1,231)	$30,826

Fair value for the U.S. Governmental agency obligations are Level 2. The following shows the maturities of the U.S. Governmental agency obligations:

	As of
	June 30, 2018	December 31, 2017
Less than five years	$7,114	$7,114
Six to ten years	19,621	17,662
Greater than ten years	3,465	3,679
Total U.S. Governmental agency obligations	$30,200	$28,455

The following shows the amount of deposits by sales year for the MSA escrow account:

	Deposits as of
Sales Year	June 30, 2018	December 31, 2017
1999	$211	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,714	3,714
2005	4,552	4,552
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,626	1,626
2010	406	406
2011	193	193
2012	199	199
2013	173	173
2014	143	143
2015	101	101
2016	81	81
2017	80	70
Total	$32,067	$32,057

 Food and Drug Administration (“FDA”)

On June 22, 2009, the Family Smoking Prevention and Tobacco Control Act (“FSPTCA”) authorized the FDA to immediately regulate the manufacturing, sale, and marketing of four categories of tobacco products – cigarettes, cigarette tobacco, roll-your-own tobacco, and smokeless tobacco. On August 8, 2016, the FDA deeming regulation became effective. The deeming regulation gave the FDA the authority to additionally regulate cigars, pipe tobacco, electronic cigarettes (“e-cigarettes”), vaporizers, and e-liquids as “deemed” tobacco products under the FSPTCA.

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

On July 28, 2017, the FDA announced a new direction in regulating tobacco products, including the newly “deemed” markets such as cigars and vapor products. The FDA stated it intends to begin several new rulemaking processes, some of which will outline foundational rules governing the premarket application process for the deemed products, including Substantial Equivalence Applications and Premarket Tobacco Applications. Compliance and related costs could be significant and could increase the costs of operating in our NewGen segment. The original filing deadlines for newly “deemed” products on the market as of August 8, 2016, have been postponed until August 8, 2021, for “combustible” products (e.g., cigar and pipe) and August 8, 2022, for “non-combustible” products (e.g., vapor products). No other significant filing deadlines have been altered at this time. The FDA also acknowledged a “continuum of risk” among tobacco products (i.e., certain tobacco products pose a greater risk to individual and public health than others), that it intends to seek public comment on the role flavors play in attracting youth and the role flavors may play in helping some smokers switch to potentially less harmful forms of nicotine delivery, and that it would be increasing its focus on the regulation of cigarette products. FDA has since published a number of Advanced Notices of Proposed Rulemaking (“ANPRM”) on these subjects.

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method, which requires that compensation costs related to employee share-based payment transactions are measured in the financial statements at the fair value on the date of grant and are recognized over the vesting period of the award.

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

Upon recognizing an OTTI, the new cost basis of the security is the previous amortized cost basis less the OTTI recognized in net investment gains (losses). The new cost basis is not adjusted for any subsequent recoveries in fair value; however, for fixed maturity securities, the difference between the new cost basis and expected cash flows is accreted to net investment gains (losses) over the remaining expected life of the investment.

Equity Securities

In accordance with new accounting guidance, unrealized gains and losses on equity securities are recorded in the statements of income, instead of within other comprehensive income. The Company had net unrealized losses on equity securities of $9, which were included in net investment income on the Company’s consolidated statements of income for the three and six months ended June 30, 2018.

Deferred Policy Acquisition Costs (“DAC”)

Policy acquisition costs, which vary with and are directly related to the production of successful new business, are deferred. The costs deferred consist principally of commissions and policy issuance costs and are amortized into expense as the related premiums are earned.

DAC asset at January 2, 2018	$-
Deferred expenses	2,691
Amortized expenses	(299)
DAC asset at June 30, 2018	$2,392

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

Premiums Receivable

Premiums and agents’ balances in the course of collection are reported at the amount management expects to collect from outstanding balances. Past due amounts are determined based on contractual terms. Maidstone provides an allowance for doubtful accounts based upon review of outstanding receivables and historical collection information. Maidstone recorded an allowance for doubtful accounts of less than $0.1 million as of June 30, 2018.

Investment Income Due and Accrued

Investment income consists of interest, which is recognized on an accrual basis. Due and accrued income is not recorded on fixed maturity securities in default and on delinquent fixed maturities where collection of interest is improbable. As of June 30, 2018, no investment income amounts were excluded from the Company balances.

Incurred Losses and Loss Adjustment Expenses

Incurred losses and loss adjustment expenses (“LAE”) are charged to operations as incurred. The liability for losses and LAE is based upon individual case estimates for reported claims and a factor for incurred but not reported (“IBNR”) claims. Losses, LAE and related liabilities are reported net of estimated salvage and subrogation. Inherent in the estimate of ultimate losses and LAE are expected trends in claim severity and frequency and other factors which may vary significantly as claims are settled; however, management believes that its aggregate provision for losses and LAE at June 30, 2018 is reasonable and adequate to meet the ultimate net cost of covered losses, but such provision is necessarily based on estimates and the ultimate net cost may vary significantly from such estimates. As adjustments to these estimates become necessary, such adjustments are reflected in current operations.

Insurance Company Assessments

Assessments from various state insurance departments are incurred by the insurance company in the normal course of business. Assessments based upon premium volumes are accrued during the year while non-premium assessments are expensed in the period they are reported to the insurance company. There were no significant assessments incurred during the three and six months ended June 30, 2018.

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

Amounts recoverable from reinsurers are estimated and recognized in a manner consistent with the claims liabilities arising from reinsured policies and incurred but not reported losses. In entering into reinsurance agreements, management considers a variety of factors including the creditworthiness of reinsurers. In preparing consolidated financial statements, management makes estimates of amounts recoverable from reinsurers, which include consideration of amounts, if any, estimated to be uncollectible. As of June 30, 2018, no amounts were deemed to be uncollectible from reinsurers.

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

The Company adopted ASU 2016-01, Financial Instruments (Subtopic 825-10), on January 1, 2018, which provided guidance issued by FASB for the recognition and measurement of financial instruments. The new guidance requires investments in equity securities to be measured at fair value with any changes in valuation reported in net income except for investments that are consolidated or are accounted for under the equity method of accounting. Under prior guidance, the Company reported equity securities, available for sale, at fair value with changes in fair value reported in other comprehensive income. Beginning in 2018, the Company reports equity securities at fair value with changes in fair value reported in the statements of income. The Company had no investments in equity securities as of December 31, 2017.

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

The Company adopted ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, on January 1, 2018 using the full retrospective method. This ASU requires an entity to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The adoption of this ASU resulted in a reclassification of less than $0.1 million from cost of sales and selling, general, and administrative expenses to net periodic benefit expense (income), excluding service cost, for both periods presented.

The Company adopted ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, on January 1, 2018 on a prospective basis. The amendments in this Update allow a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (“TCJA”). Consequently, the amendments eliminate the stranded tax effects resulting from the TCJA and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the TCJA, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this Update also require certain disclosures about stranded tax effects. The adoption of this ASU resulted in a reclassification of stranded tax effects related to the TCJA from accumulated other comprehensive income to retained earnings of less than $0.1 million during the first quarter of 2018.

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

In June 2018, the FASB issued ASU 2018-07 intended to reduce cost and complexity and to improve financial reporting for nonemployee share-based payments. Currently, the accounting requirements for nonemployee and employee share-based payment transactions are significantly different. This ASU expands the scope of Topic 718, Compensation-Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, Equity-Equity-Based Payments to Nonemployees. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of this new standard on its condensed consolidated financial statements.

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

The transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the tangible and identifiable intangible assets acquired and liabilities assumed were recorded at fair value as of the date of acquisition. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition:

	At January 2, 2018 as reported	Q2'18 Adjustment	At January 2, 2018 as adjusted
	(preliminary) (in thousands)	(in thousands)	(preliminary) (in thousands)
Fixed maturities available for sale	$25,386	$-	$25,386
Cash and cash equivalents	12,795	-	12,795
Investment income due and accrued	203	-	203
Premiums receivable	7,158	-	7,158
Property, plant and equipment	408	-	408
Intangible assets	2,100	-	2,100
Other assets	615	-	615
Reserves for losses and loss adjustment expenses	(29,366)	(435)	(29,801)
Unearned premiums	(12,784)	-	(12,784)
Advance premium collected	(651)	-	(651)
Deferred tax liability	(420)	-	(420)
Other liabilities	(3,230)	-	(3,230)
Total net assets acquired	2,214	(435)	1,779
Consideration exchanged	2,500	-	2,500
Goodwill	$286	$435	$721

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

The operating results of Maidstone have been included in these condensed consolidated statements since its acquisition date on January 2, 2018 and include net revenues of $7.5 million and $15.2 million and net income of $0.6 million and $1.2 million for the three and six months ended June 30, 2018, respectively.

The following supplemental unaudited pro forma information presents the Company’s financial results as if the acquisition of Maidstone had occurred on January 1, 2017:

	Three months ended June 30, 2017
	As reported	Maidstone	Proforma
Total revenue, net	$72,086	$8,936	$81,022
Net income (loss) attributable to SDI	$4,903	$(597)	$4,306

	Six months ended June 30, 2017
	As reported	Maidstone	Proforma
Total revenue, net	$138,874	$19,023	$157,897
Net income (loss) attributable to SDI	$6,780	$(775)	$6,005

Standard Outdoor

On January 18, 2018, the Company, through Standard Outdoor, completed an asset acquisition consisting of 83 billboard structures located in Alabama, as well as the ground leases and advertising contracts relating to such billboard structures for consideration with a fair value of approximately $9.7 million, of which $4.0 million was paid in cash and the remainder is payable under a promissory note with a face value of $6.5 million, net of a fair value discount of $0.9 million. A principal payment of $1.0 million on the promissory note is payable January 1 of each year, beginning January 1, 2019 and ending January 1, 2022, with a $3.5 million final principal payment on January 1, 2023. The promissory note has a 5% fixed interest rate and interest is payable quarterly. The purchase price was primarily attributed to property, plant and equipment consisting of the billboard structures. In conjunction with the asset acquisition, the Company established a preliminary asset retirement obligation of $1.0 million.

On February 20, 2018, the Company, through Standard Outdoor, completed an asset acquisition consisting of 86 billboard structures located in Georgia and Florida, as well as the ground leases and advertising contracts relating to such billboard structures for consideration with a fair value of approximately $6.8 million, of which $3.2 million was paid in cash, $0.2 million was paid with the Company’s Class A common shares and the remainder is payable under a promissory note with a face value of $3.5 million, net of a fair value discount of $0.3 million. A principal payment of $0.9 million on the promissory note is payable March 1, 2019, with the remaining principal paid down monthly through March 1, 2022. The promissory note has a 5% fixed interest rate and interest is payable monthly starting March 1, 2019. The purchase price was primarily attributed to property, plant and equipment consisting of the billboard structures. In conjunction with the asset acquisition, the Company established a preliminary asset retirement obligation of $1.0 million.

Reverse acquisition of Turning Point

On November 25, 2016, SDI and Standard General Master Fund L.P., P Standard General Ltd. and Standard General Focus Fund L.P. (collectively the “SG Parties”), entered into a Contribution and Exchange Agreement, as amended by the: (1) First Amendment to Contribution and Exchange Agreement, dated January 25, 2017, (2) Second Amendment to Contribution and Exchange Agreement, dated April 5, 2017, and (3) Third Amendment to Contribution and Exchange Agreement, dated May 3, 2017 (as amended, the “Contribution and Exchange Agreement”).  Pursuant to the Contribution and Exchange Agreement, the SG Parties agreed to contribute approximately 9,842,373 shares of voting Turning Point Common Stock in exchange for shares of the Company based on an exchange ratio, calculated as of the closing of the Contribution and Exchange, equal to the lesser of (i) the 30-calendar day trailing VWAP of the Turning Point Common Stock divided by the 30-calendar day trailing VWAP of the Common Stock of the Company (as adjusted to reflect the reclassification of the Common Stock of the Company) and (ii) the 30-calendar day trailing VWAP of the Turning Point Common Stock divided by the pro forma book value per share of the Company.

On June 1, 2017, at the consummation of the Contribution and Exchange, the SG Parties contributed to SDI 9,842,373 shares of Turning Point Common Stock, representing a 52.1% ownership interest of Turning Point in exchange for 7,335,018 shares of Class A Common Stock of SDI, based on the exchange ratio described above. Immediately after the consummation of the Contribution and Exchange, SDI distributed a dividend of 7,335,018 shares of Class B Common Stock to the SG Parties. As of June 30, 2018, SDI had an ownership interest of 51.0% in Turning Point.

The transaction was accounted for as a recapitalization or reverse acquisition. Turning Point was the accounting acquirer and SDI was the accounting acquiree for financial reporting purposes. Accordingly, the historical financial statements of Turning Point became the Company’s historical financial statements. As such, the historical cost bases of assets and liabilities of Turning Point are maintained in the consolidated financial statements of the merged company and the assets and liabilities of SDI are accounted for at fair value. In this case, since the assets of SDI at the acquisition date consist principally of cash and cash equivalents, there was no significant difference between book value and fair value.

Acquisitions by Turning Point

Vapor Supply

On April 30, 2018, Turning Point purchased the assets of Vapor Supply LLC, vaporsupply.com, and some of its affiliates including the Ecig.com domain through its subsidiary Vapor Acquisitions Company, LLC, for total consideration of $4.8 million paid in cash to strengthen its presence within the NewGen segment. Vapor Supply is a business-to-business e-commerce distribution platform servicing independent retail vape shops. Additionally, Vapor Supply manufactures and markets proprietary e-liquids under the DripCo brand and operates company-owned stores in Oklahoma. As of June 30, 2018, Turning Point has not completed the accounting for the acquisition of these assets. The following fair value for working capital (primarily inventory), fixed assets, and trade name are based upon management’s preliminary estimates.

Fair Value

Working capital	$3,163
Fixed assets	498
Trade name	1,139
Total purchase price	$4,800

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

Note 4. Investments

The Company currently classifies all of its investments in debt securities held by Maidstone as available-for-sale and, accordingly, they are carried at estimated fair value. The amortized cost, gross unrealized gains and losses, and fair value of investments in fixed maturity securities at June 30, 2018 are as follows:

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and U.S. Government	$5,336	$21	$(64)	$5,293
U.S. Tax-exempt Municipal	4,361	-	(68)	4,293
Corporate	9,737	1	(168)	9,570
Mortgage and Asset-backed Securities	7,489	-	(151)	7,338
Total Fixed Maturity Securities	$26,923	$22	$(451)	$26,494

Amortized cost and fair value of fixed maturity securities at June 30, 2018 by contractual maturity are shown below. The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2018
	Amortized Cost	Fair Value
Due in one year or less	$2,570	$2,568
Due after one year through five years	10,741	10,595
Due after five years through ten years	6,123	5,993
Mortgage and Asset-backed Securities	7,489	7,338
Total	$26,923	$26,494

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

At June 30, 2018, fixed maturity securities that were in an unrealized loss position and the length of time that such securities have been in an unrealized loss position, as measured by their prior 12-month fair values, are as follows:

	June 30, 2018
	Less than 12 Months
	Fair Value	Gross Unrealized Losses
Bonds:
U.S. Treasury and U.S. Government	$5,100	$(64)
U.S. Tax-exempt Municipal	4,293	(68)
Corporate Bonds	8,096	(168)
Mortgage and Asset-backed Securities	6,914	(151)
Fixed maturities available for sale	$24,403	$(451)

The Company has evaluated the unrealized losses on the fixed maturity securities and determined that they are not attributable to credit risk factors. For fixed maturity securities, losses in fair value are viewed as temporary if the fixed maturity security can be held to maturity and it is reasonable to assume that the issuer will be able to service the debt, both as to principal and interest. The Company did not recognize OTTI losses in the period from January 2, 2018 to June 30, 2018.

Equity Securities

The cost, gross unrealized gains and losses, and fair value of investments in equity securities at June 30, 2018:

	June 30, 2018
	Cost or Amortized Cost	Gross Unrealized Losses	Fair Value
Industrial and other	253	(5)	248
Total Common stock	$253	$(5)	$248

Industrial and other	500	(4)	496
Total Preferred stock	$500	$(4)	$496

Total Equities	$753	$(9)	$744

The components of net investment income for the period from January 2, 2018 to June 30, 2018 are as follows:

Investment Income:
Bonds	$303
Preferred stocks	6
Cash and cash equivalents	98
Other	11
Total investment income	418
Less: Investment expenses	(48)
Net investment income	$370

For the three months ended June 30, 2018 and for the period from January 2, 2018 to June 30, 2018, Maidstone recognized capital losses related to changes in fair value of $9 on its equity securities.

The following tables show how Maidstone’s investments are categorized in the fair value hierarchy as of June 30, 2018:

	June 30, 2018
	Level 1	Level 2	Level 3	Total Fair Value

Common Stock	$248	$-	$-	$248
Preferred Stocks	-	496	-	496
Total Equities	248	496	-	744
Fixed Maturities:
U.S. Treasury and U.S. Government	$-	$5,293	$-	$5,293
U.S. Tax-exempt Municipal	-	4,293	-	4,293
Corporate	-	9,570	-	9,570
Mortgage and Asset-backed Securities	-	7,338	-	7,338
Total Fixed Maturities	$-	$26,494	$-	$26,494

There were no transfers between levels during the three and six months ended June 30, 2018.

Restricted Assets

The Company is required to maintain assets on deposit, which primarily consist of cash or fixed maturities, with various regulatory authorities to support its insurance operations. The Company’s insurance subsidiaries maintain assets in trust accounts as collateral for or guarantees for letters of credit to third parties.

The following table details the fair value of the Company’s restricted assets as of June 30, 2018:

Assets used for collateral or guarantees:
Deposits with U.S. Regulatory Authorities	$2,613

Note 5. Derivative Instruments

Foreign Currency

The Company’s policy is to manage the risks associated with foreign exchange rate movements. The policy allows hedging up to 100% of its anticipated purchases of inventory over a forward period that will not exceed 12 rolling and consecutive months. The Company may, from time to time, hedge currency for non-inventory purchases, e.g., production equipment, not to exceed 90% of the purchase price. The Company executed various forward contracts during the three months ended June 30, 2018, none of which met hedge accounting requirements, for the purchase of €6.3 million. The Company executed various forward contracts during the six months ended June 30, 2018, none of which met hedge accounting requirements, for the purchase of €12.3 million. The Company executed no forward contracts during 2017. At June 30, 2018, and December 31, 2017, the Company had forward contracts for the purchase of €6.3 million and €0 million, respectively.

Interest Rate Swap

The Company’s policy is to manage interest rate risk by reducing the volatility of future cash flows associated with debt instruments bearing interest at variable rates. In March 2018, the Company executed various interest rate swap agreements for a notional amount of $70 million with an expiration of December 2022. The swap agreements fix LIBOR at 2.755%. The swap agreements met the hedge accounting requirements; thus, any change in fair value is recorded to other comprehensive income. The Company uses the Shortcut Method to account for the swap agreements. The Shortcut Method assumes the hedge to be perfectly effective; thus, there is no ineffectiveness to be recorded in earnings. The swap agreements’ fair values at June 30, 2018, resulted in a liability of $0.1 million included in other long-term liabilities.

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

Cash and Cash Equivalents

The Company has used Level 1 inputs to determine the fair value of its cash equivalents. As of June 30, 2018 and December 31, 2017, cost represented fair value of the Company's cash and cash equivalents.

Accounts Receivable

The fair value of accounts receivable approximates their carrying value due to their short-term nature.

2018 Revolving Credit Facility

The fair value of the 2018 revolving credit facility approximates its carrying value as the interest rate fluctuates with changes in market rates.

Long-Term Debt

As all of Turning Point’s long-term debt bears interest at variable rates that fluctuate with market rates, the carrying values of its long-term debt instruments approximate their respective fair values. As of June 30, 2018, the fair values of the 2018 First Lien Term Loan and the 2018 Second Lien Term Loan approximated $158.0 million and $40.0 million, respectively. As of December 31, 2017, the fair values of the 2017 First Lien Term Loans and the 2017 Second Lien Term Loan approximated $140.6 million and $56.1 million, respectively.

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

Foreign Exchange

The Company had forward contracts for the purchase of €6.3 million at June 30, 2018. The Company had no forward contracts as of December 31, 2017. The fair value of the foreign exchange forward contracts was based upon the quoted market prices and resulted in an insignificant loss for the three and six months ended June 30, 2018. The fair value of the foreign exchange contracts resulted in an asset of less than $0.1 million as of June 30, 2018.

Interest Rate Swaps

The Company had swap contracts for a total notional amount of $70 million at June 30, 2018. The Company had no swap agreements outstanding at December 31, 2017. The fair values of the swap contracts are based upon quoted market prices and resulted in a liability of $0.1 million as of June 30, 2018.

Note 7. Inventories

The components of inventories are as follows:

	June 30, 2018	December 31, 2017
Raw materials and work in process	$2,869	$2,545
Leaf tobacco	36,504	30,308
Finished goods - smokeless products	6,814	5,834
Finished goods - smoking products	11,810	14,110
Finished goods - electronic / vaporizer products	23,384	14,532
Other	755	1,290
	82,136	68,619
LIFO reserve	(5,266)	(5,323)
	$76,870	$63,296

The inventory valuation allowance was $1.1 million and $0.5 million as of June 30, 2018 and December 31, 2017, respectively.

Note 8. Property, Plant and Equipment

Property, plant and equipment consists of:

	June 30, 2018	December 31, 2017
Land	$22	$22
Building and improvements	2,072	2,072
Leasehold improvements	2,036	1,873
Machinery and equipment	12,509	12,635
Advertising structures	17,715	329
Furniture, fixtures and other	4,076	3,821
	38,430	20,752
Accumulated depreciation	(11,592)	(11,580)
	$26,838	$9,172

Note 9. Accrued Liabilities

Accrued liabilities consist of:

	June 30, 2018	December 31, 2017
Accrued payroll and related items	$3,489	$5,683
Customer returns and allowances	2,296	2,707
Other	9,132	11,624
	$14,917	$20,014

Other liabilities include $0.8 million of SDI and Standard Outdoor related accruals at June 30, 2018. There were $1.3 million of other liabilities related to SDI at December 31, 2017.

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

Activity in the liability for losses and LAE is summarized as follows:

Reserve for losses and LAE at January 2, 2018	$29,801
Provisions for claims, net of insurance:
Incurred related to:
Current year	11,217
Total incurred	11,217
Deduct payment of claims, net of reinsurance:
Paid related to:
Prior year	9,220
Current year	6,277
Total paid	15,497
Reserve for losses and LAE at June 30, 2018	$25,521

The components of the net liability for losses and LAE are as follows:

As of June 30, 2018
Case basis reserves	$16,896
Incurred but not reported reserves	8,625
Total	$25,521

Note 11. Reinsurance

On February 1, 2018, Maidstone began to write homeowners insurance. As a result, it placed two reinsurance contracts: an Excess Multiple Line Reinsurance Contract and a Property Per Risk Automatic Facultative Reinsurance Contract. The use of these reinsurance agreements provides greater diversification of business and minimizes the maximum net loss potential arising from large risks. These agreements provide for recovery of a portion of losses and loss adjustment expenses from several reinsurers.

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

Period from January 2, 2018 to June 30, 2018
Written premiums	$25
Premiums earned	$18

Maidstone remains obligated for amounts ceded in the event the reinsurer cannot meet its obligation when they become due.

Maidstone evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurance to minimize exposure to significant losses from reinsurance insolvency. At June 30, 2018, management did not believe there is a risk of loss as a result of a concentration of risk in its reinsurance program.

At June 30, 2018, Maidstone had no net unsecured reinsurance recoverable from individual unaffiliated reinsurers, which were equal to or greater than 3% of surplus.

Note 12. Notes Payable and Long-Term Debt

Notes payable and long-term debt consists of the following:

	June 30, 2018	December 31, 2017
2018 First Lien Term Loan	$158,000	$-
2018 Second Lien Term Loan	40,000	-
SDI Crystal Term Loan	10,000	-
Standard Outdoor Promissory Notes	9,950	-
2017 First Lien First Out Term Loan	-	105,875
2017 First Lien Second Out Term Loan	-	34,738
2017 Second Lien Term Loan	-	55,000
Note payable - VaporBeast	-	2,000
Total Notes Payable and Long-Term Debt	217,950	197,613
Less deferred finance charges	(5,463)	(3,573)
Less current maturities	(9,098)	(7,850)
	$203,389	$186,190

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

2018 First Lien Credit Facility

The 2018 First Lien Term Loan and the 2018 Revolving Credit Facility bear interest at LIBOR plus a spread of 2.75% to 3.50% based on Turning Point’s senior leverage ratio. The 2018 First Lien Term Loan has quarterly required payments of $2.0 million beginning June 30, 2018, increasing to $3.0 million on June 30, 2020, and increasing to $4.0 million on June 30, 2022. The 2018 First Lien Credit Facility has a maturity date of March 7, 2023. The 2018 First Lien Term Loan is secured by a first priority lien on substantially all of the assets of the borrowers and the guarantors thereunder, including a pledge of Turning Point’s capital stock, other than certain excluded assets (the “Collateral”). The 2018 First Lien Credit Facility contains certain financial covenants including maximum senior leverage ratio of 3.50x with step-downs to 3.00x, a maximum total leverage ratio of 4.50x with step-downs to 4.00x, and a minimum fixed charge coverage ratio of 1.20x. The weighted average interest rate of the 2018 First Lien Term Loan was 5.34% at June 30, 2018. The weighted average interest rate of the 2018 Revolving Credit Facility was 6.05% at June 30, 2018. At June 30, 2018, Turning Point had $16.0 million of borrowings outstanding under the 2018 Revolving Credit Facility. The $34.0 million unused portion of the 2018 Revolving Credit Facility is reduced by a $0.7 million letter of credit with Fifth Third Bank, resulting in $33.3 million of availability under the 2018 Revolving Credit Facility at June 30, 2018.

2018 Second Lien Credit Facility

The 2018 Second Lien Credit Facility bears interest at a rate of LIBOR plus 7.00% and has a maturity date of March 7, 2024. The 2018 Second Lien Term Loan is secured by a second priority interest in the Collateral and is guaranteed by the same entities as the 2018 First Lien Term Loan. The 2018 Second Lien Credit Facility contains certain financial covenants including a maximum senior leverage ratio of 3.75x with step-downs to 3.50x, a maximum total leverage ratio of 4.75x with step-downs to 4.50x, and a minimum fixed charge coverage ratio of 1.10x. The weighted average interest rate of the 2018 Second Lien Term Loan was 9.05% at June 30, 2018.

2017 Credit Facility

On February 17, 2017, Turning Point and NATC entered into a $250 million secured credit facility, comprised of (i) a First Lien Credit Facility with Fifth Third Bank, as administrative agent, and other lenders (the “2017 First Lien Credit Facility”), and (ii) a Second Lien Credit Facility with Prospect Capital Corporation, as administrative agent, and other lenders (the “2017 Second Lien Credit Facility,” and together with the 2017 First Lien Credit Facility, the “2017 Credit Facility”). Turning Point used the proceeds of the 2017 Credit Facility to repay, in full, Turning Point’s First Lien Term Loan, Second Lien Term Loan, Revolving Credit Facility and to pay related fees and expenses. As a result of this transaction, Turning Point incurred a loss on extinguishment of debt of $6.1 million during the first quarter of 2017.

Note Payable – VaporBeast

On November 30, 2016, Turning Point issued a note payable to VaporBeast’s shareholders (“VaporBeast Note.”) The VaporBeast Note is $2.0 million principal with 6% interest compounded monthly and matures on May 30, 2018, at which time it was paid in full.

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

With respect to the maintenance of at least $3.0 million in unrestricted cash and cash equivalents in accounts subject to control agreements in favor of the Agent, the Company has approximately $4.4 million in unrestricted cash and cash equivalents at June 30, 2018 in those accounts. In August 2018, the Company borrowed an additional $5.0 million under the Crystal Term Loan. This borrowing is subject to the same terms as the initial borrowing.

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

On February 20, 2018, as partial consideration for an asset purchase of 86 billboard structures located in Georgia and Florida, as well as the ground leases and advertising contracts relating to such billboard structures, the Company issued a promissory note with a face value of $3.5 million. The promissory note was recorded net of a discount of $0.3 million, representing the difference between the face value and fair value at issuance. This discount will be amortized into interest expense using the effective interest rate method over the term of the promissory note. A principal payment of $0.9 million on the promissory note is payable March 1, 2019, with the remaining principal paid down monthly through March 1, 2022. The promissory note has a 5% fixed coupon interest rate and interest is payable monthly starting March 1, 2019.

Interest expense related to the Standard Outdoor loans of $0.2 million and $0.4 million, including amortization of the discount, was recorded for the three months and six months ended June 30, 2018.

Note 13. Pension and Postretirement Benefit Plans

Turning Point has a defined benefit pension plan. Benefits for the hourly employees’ plan were based on a stated benefit per year of service, reduced by amounts earned in a previous plan. Benefits for the salaried employees plan were based on years of service and the employees’ final compensation. The defined benefit pension plan is frozen. Turning Point’s policy is to make the minimum amount of contributions that can be deducted for federal income taxes. Turning Point expects to make no contributions to the pension plan in 2018. In the second quarter of 2018, the Turning Point made mutually agreed upon lump-sum payments to certain individuals covered by the defined benefit pension plan which resulted in a curtailment loss of approximately $0.3 million during the second quarter of 2018.

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

The following tables provides the components of net periodic pension and postretirement benefit costs and total costs for the plans:

	Pension Benefits		Postretirement Benefits
For the three months ended June 30,	2018	2017	2018	2017

Service cost	$26	$26	$-	$-
Interest cost	142	150	29	14
Expected return on plan assets	(253)	(256)	-	-
Amortization of gains and losses	60	116	(20)	-
Curtailment loss	306	-	-	-
Net periodic benefit cost	$281	$36	$9	$14

	Pension Benefits		Postretirement Benefits
For the six months ended June 30,	2018	2017	2018	2017

Service cost	$52	$52	$-	$-
Interest cost	284	320	58	72
Expected return on plan assets	(507)	(512)	-	-
Amortization of gains and losses	120	236	(40)	-
Curtailment loss	306	-	-	-
Net periodic benefit cost	$255	$96	$18	$72

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

In addition, under the Fifth Amended and Restated Certificate of Incorporation, which became effective at the time of the Contribution and Exchange, the number of authorized shares of the Company’s Common Stock, $0.01 par value per share, was increased from 50,000,000 to 330,000,000, of which 300,000,000 are Class A Common Stock and 30,000,000 are Class B Common Stock. Shares of Class A Common Stock and Class B Common Stock have the same rights and powers, rank equally (including as to dividends and distributions, and upon any liquidation, dissolution or winding up of the Company), share ratably and are identical in all respects and as to all matters. The holders of shares of Class A Common Stock and Class B Common Stock will vote together as a single class on all matters (including the election of directors) submitted to a vote or for the written consent of the stockholders of the Company. Each holder of Class A Common Stock has the right to one vote per share of Class A Common Stock and each holder of Class B Common Stock has the right to ten votes per share of Class B Common Stock. The shares of Class B Common Stock are convertible into shares of Class A Common Stock automatically upon the transfer of such shares of Class B Common Stock, with certain exceptions, or upon the affirmative vote of holders of two-thirds of the then-outstanding shares of Class B Common Stock or voluntarily by the holder of such shares of Class B Common Stock. During the six months ended June 30, 2018, 118,235 shares of Class B Common Stock were converted to Class A Common Stock.

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

Preferred Stock

On May 30, 2017, under the Fifth Amended and Restated Certificate of Incorporation, the Company increased the number of authorized shares of the Company’s Preferred Stock, $0.01 par value per share, from 19,664,362 to 50,000,000, all of which is designated as blank check preferred stock. No changes with respect to Preferred Stock were made in the Sixth Amended and Restated Certificate of Incorporation. No shares of Preferred Stock have been issued.

Common Stock Repurchase Program

On June 29, 2017, the Company’s Board of Directors authorized a program, effective immediately, to repurchase over a period of twelve months shares of the Company’s Class A Common Stock or Class B Common Stock, par value $0.01 per share, constituting, in the aggregate, up to 5% of the outstanding shares of Common Stock. Shares of the Common Stock may be repurchased in the open market or through negotiated transactions. The program may be terminated or suspended at any time at the discretion of the Company. No repurchases of Common Stock were made pursuant to this program since its authorization. The Crystal Term Loan, as described in Note 12. Notes Payable and Long-Term Debt, generally prohibits such repurchases of the Company’s Common Stock.

Equity Issuance

On January 12, 2018, the Company issued 181,825 shares of its Class A common stock in a private placement for gross proceeds of $2.0 million.

In March 2018, the Company granted 18,834 shares of restricted stock with immediate vesting to individuals for services performed. These shares were granted outside of the Company’s 2017 Omnibus Equity Compensation Plan. In June 2018, 37,816 shares of restricted stock vested, with 15,838 shares withheld by the Company as treasury stock to cover the employees’ taxes on the restricted stock vesting. This treasury stock was immediately retired.

Turning Point Dividends

On November 9, 2017, the Board of Directors of Turning Point approved the initiation of a cash dividend to its shareholders. The initial quarterly dividend of $0.04 per common share was paid on December 15, 2017 to shareholders of record at the close of business on November 27, 2017 and $0.4 million was paid to noncontrolling interest holders as a result of this dividend. The most recent dividend of $0.04 per common share was paid on July 13, 2018, to shareholders of record at the close of business on June 25, 2018 and $0.4 million was paid to noncontrolling interest holders as a result of this dividend.

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

Including the share-based compensation expense of SDI’s subsidiaries, there was share-based compensation expense of $0.6 million and $1.0 million recorded for the three and six months ended June 30, 2018, respectively, and $0.3 million for the three and six months ended June 30, 2017. This expense is a component of selling, general and administrative expense.

No options of SDI were exercised in the three and six month periods ended June 30, 2018 and 2017.

Stock option activity is summarized as follows:

	Number of Shares	Price Range			Weighted Average Remaining Contractual term	Aggregate Intrinsic Value

Balance, January 1, 2018	7,463	$31.00	-	$56.25	2.96 years
Granted	-	-		-
Cancelled	(5,000)	$31.00	-	$56.25
Forfeited	-	-		-
Balance, June 30, 2018	2,463	$31.00	-	$50.00	2.2 years	$-
Vested and exercisable at June 30, 2018	2,463	$31.00	-	$50.00	2.2 years	$-

The following table provides additional information about the Company’s stock options outstanding and exercisable at June 30, 2018:

	Options Outstanding				Options Exercisable
		Weighted Average				Weighted Average
Range of Exercise Prices	Number of Shares	Remaining Contractual Life		Exercise Price	Number of Shares	Exercise Price

$31.00 - $31.25	1,400	2.9	Years	$31.18	1,400	$31.18
$45.25 - $46.25	1,063	1.4	Years	$45.63	1,063	$45.63
$31.00 - $56.25	2,463	2.2	Years	$37.41	2,463	$37.41

The Company grants restricted stock awards (“RSA”) which is the right to receive shares. The fair value of RSAs is based on the market price for the stock at the date of grant. During the six months ended June 30, 2018, the Company granted employees of the Company 97,657 shares of restricted stock with vesting terms ranging from 2-3 years. In addition, the Company granted 18,834 shares of restricted stock with immediate vesting to individuals for services performed.

The following table summarizes the changes in non-vested RSAs for the six months ended June 30, 2018:

	Shares	Weighted Average Grant Date Fair Value
Non-vested RSAs at January 1, 2018	119,102	$10.62
Granted	116,491	10.70
Vested	(56,650)	10.62
Cancelled/Forfeited	(37,203)	10.70
Non-vested RSAs at June 30, 2018	141,740	$10.67

As of June 30, 2018, there was $1.4 million of total unrecognized stock-based compensation expense, related to restricted stock awards, which will be recognized over the weighted-average remaining vesting period of 2.1 years.

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

SDI has recorded a full valuation allowance as of June 30, 2018, offsetting its U.S. federal and state net deferred tax assets which primarily represent net operating loss carry forwards (“NOLs”). At June 30, 2018, the Company’s management concluded, based upon the evaluation of all available evidence, that it is more likely than not that the U.S. federal and state net deferred tax assets will not be realized.  Due to the reverse acquisition transaction with Turning Point, the Company determined that SDI has experienced a “change in control” as defined in Internal Revenue Code Section 382, which will result in an annual limitation on SDI’s utilization of NOLs in future periods.  The Company is currently evaluating the effects of Section 382 on SDI’s future utilization of its NOLs. The Company’s income tax expense for the three and six months ended June 30, 2018, which reflects only the results of Turning Point.  Turning Point’s effective income tax rate for the three and six months ended June 30, 2018, was 17% and 18%, respectively which includes a tax deduction of $1.6 million and $1.8 million for the three and six months ended June 30, 2018, relating to stock option exercises. Turning Point’s effective income tax rate for the three and six months ended June 30, 2018, also reflected a tax benefit of $0.4 million primarily related to Kentucky corporate income tax changes enacted in April 2018. The significant impacts to the Company regarding the Kentucky changes included a reduction of the corporate tax rate from 6% to 5% and moving to a single sales factor apportionment formula for tax years beginning on and after January 1, 2018.

The Company follows the provisions of ASC 740-10-25, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A tax position must be more-likely-than-not to be sustained upon examination by taxing authorities for those benefits to be recognized. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As of June 30, 2018, SDI had approximately $523 of unrecognized tax benefits under the provisions of ASC 740-10-25, $517 of which were recorded as a reduction to existing net operating loss and tax credit carry forwards, and therefore require no accrual for interest or penalty. The remaining $6 includes de minimis interest and penalties where required. SDI does not expect that the total amount of unrecognized tax benefits related to positions taken in prior periods will change significantly during the next twelve months. Turning Point has determined that it did not have any uncertain tax positions requiring recognition under the provisions of ASC 740-10-25. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions, if any, as part of interest expense. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. For federal purposes, SDI’s post-2001 tax years remain open to examination as a result of net operating losses generated during those years that are carried forward to be potentially utilized in future years. For state purposes, the statute of limitations for SDI remains open in a similar manner for states that have generated NOLs. In general, Turning Point is no longer subject to U.S. federal and state tax examinations for years prior to 2014.

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

Note 17. Contingencies

Other major tobacco companies are defendants in product liability claims. In a number of these cases, the amounts of punitive and compensatory damages sought are significant and could have a material adverse effect on Turning Point’s business and results of operations. Turning Point is a defendant in certain cases which have been dormant for many years, which cases have now been dismissed with prejudice.

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

The Company’s fixed income investment portfolio is managed in accordance with guidelines that have been tailored to meet specific investment strategies, including standard of diversification, which limit the allowable holdings to any single issue. The Company reported no investment in excess of 10% of the Company’s surplus at June 30, 2018, other than investments issued or guaranteed by the United States government or its agencies.

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

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and the weighted average effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock options and restricted stock awards and the dilutive effect of such awards is reflected in diluted earnings per share by application of the treasury stock method. Due to the reverse acquisition, the basic weighted average number of common shares outstanding for the three and six months ended June 31, 2017 has been calculated using Turning Point’s historical weighted average number of common shares outstanding multiplied by the conversion ratio used in the reverse acquisition. For the three and six months ended June 30, 2018, the basic weighted average shares outstanding has been calculated using the number of common shares outstanding of SDI from January 1, 2018 through June 30, 2018.

The following tables set forth the computation of basic and diluted net income per share of Class A and Class B common stock (in thousands, except share amounts and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Basic net income per common share calculation:
Net income attributable to SDI	$3,528	$4,903	$4,049	$6,780

Weighted average Class A common shares outstanding – basic	8,632,350	12,160,721	8,788,230	13,069,930
Weighted average Class B common shares outstanding – basic	7,977,478	12,154,174	8,007,585	13,066,638
Weighted average common shares outstanding – basic (1)	16,609,828	24,314,895	16,795,815	26,136,568
Net income per share of common stock – basic	$0.21	$0.20	$0.24	$0.26

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Diluted net income per common share calculation:
Net income attributable to SDI	$3,528	$4,903	$4,049	$6,780
Impact of subsidiary dilutive securities (1)	(125)	(73)	(170)	(73)
Net income attributable to SDI - diluted	$3,403	$4,830	$3,879	$6,707

Weighted average Class A common shares outstanding – basic	8,632,350	12,160,721	8,788,230	13,069,930
Weighted average Class B common shares outstanding – basic	7,977,478	12,154,174	8,007,585	13,066,638
Dilutive impact of stock options and restricted stock awards	826	14,305	33,511	7,192
Weighted average common shares outstanding – diluted	16,610,654	24,329,200	16,829,326	26,143,760
Net income per share of common stock – diluted	$0.20	$0.20	$0.23	$0.26

(1)
The Company records and adjustment to net income in the relevant period for the dilutive impact of subsidiary stock-based awards on the Company’s reported net income for purposes of calculating income per share.

The following outstanding securities at June 30, 2018 have been excluded from the computation of diluted weighted average shares outstanding, as they are anti-dilutive:

June 30, 2018
Stock options	2,463

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

Accounting policies of these segments are the same as those of the Company. Segment data for the three Turning Point segments includes a charge allocating Turning Point corporate costs to the three reportable segments based on their respective gross sales. Prior period corporate costs have been allocated in accordance with the current period allocation methodology to conform prior period segment operating income figures to current period presentation. The Company evaluates the performance of its segments and allocates resources to them based on operating income.

The tables below present financial information about reported segments:

For the three months ended	June 30, 2018	June 30, 2017

Revenues
Smokeless Products	$24,410	$22,021
Smoking Products	29,328	27,019
NewGen Products	27,363	23,046
Insurance	7,497	-
Other (4)	672	-
	89,270	72,086

Operating Income
Smokeless Products (1)	$6,440	$5,302
Smoking Products (2)	8,781	8,965
NewGen Products (3)	(312)	(734)
Insurance	551	-
Other (4)	(1,361)	(393)
	$14,099	$13,140

Interest expense	(4,110)	(4,050)
Interest and investment income	270	102
Loss on extinguishment of debt	-	-
Net periodic benefit expense, excluding service cost	(264)	(24)
Income before income taxes	$9,995	$9,168

Capital Expenditures
Smokeless Products	$540	$154
NewGen Products	100	45
Insurance	23	-
	$663	$199

Depreciation and amortization
Smokeless products	$333	$352
NewGen Products	400	241
Insurance	55	-
Other (4)	368	-
	$1,156	$593

(1)	Includes Turning Point allocated corporate charges of $2,215 and $1,759 for the three months ended June 30, 2018 and 2017, respectively.
(2)	Includes Turning Point allocated corporate charges of $2,707 and $2,158 for the three months ended June 30, 2018 and 2017, respectively.
(3)	Includes Turning Point allocate corporate charges of $2,259 and $1,841 for the three months ended June 30, 2018 and 2017, respectively.
(4)
“Other” includes sales, operating income or assets that are not assigned to the four other reportable segments, such as sales, operating income or assets of SDI and Standard Outdoor, and Turning Point deferred taxes. All goodwill has been allocated to reportable segments.

For the six months ended	June 30, 2018	June 30, 2017

Revenues
Smokeless Products	$45,157	$42,269
Smoking Products	56,324	54,196
NewGen Products	53,562	42,409
Insurance	15,215	-
Other (1)	1,078	-
	$171,336	$138,874

Operating Income
Smokeless Products (1)	$10,926	$9,221
Smoking Products (2)	15,675	16,705
NewGen Products (3)	(1,808)	(1,398)
Insurance	1,168	-
Other (4)	(2,823)	(539)
	$23,138	$23,989

Interest expense	(8,106)	(8,983)
Interest and investment income	377	216
Loss on extinguishment of debt	(2,384)	(6,116)
Net period benefit expense, excluding service cost	(221)	(116)
Income before income taxes	$12,804	$8,990

Capital Expenditures
Smokeless Products	$889	$520
NewGen Products	114	47
Insurance	43	-
	$1,046	$567

Depreciation and amortization
Smokeless products	$672	$704
NewGen Products	796	418
Insurance	112	-
Other (4)	563	-
	$2,143	$1,122

	June 30, 2018	December 31, 2017

Assets
Smokeless Products	$104,460	94,559
Smoking Products	138,825	141,869
NewGen Products	63,763	44,914
Insurance	55,885	-
Other (4)	24,969	17,372
	$387,902	$298,714

(1)	Includes Turning Point allocated corporate charges of $4,262 and $3,590 for the six months ended June 30, 2018 and 2017, respectively.
(2)	Includes Turning Point allocated corporate charges of $5,319 and $4,602 for the six months ended June 30, 2018 and 2017, respectively.
(3)	Includes Turning Point allocated charges of $4,780 and $3,601 for the six months ended June 30, 2018 and 2017, respectively.
(4)
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

	Three Months Ended June 30,
	2018	2017
Wholesalers	$2,350	$2,686
Retail outlets	19,904	18,007
End-customers	5,069	2,341
Other	40	12
	$27,363	$23,046

	Six Months Ended June 30,
	2018	2017
Wholesalers	$4,680	$5,153
Retail outlets	40,624	33,764
End-customers	8,168	3,480
Other	90	12
	$53,562	$42,409

Net Sales - Domestic and Foreign

The table below presents a breakdown of domestic and foreign net sales, excluding revenues from the Insurance segment, which are all domestic, for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended
	June 30, 2018	June 30, 2017
Domestic	$78,111	$69,355
Foreign	3,662	2,731
Net Sales	$81,773	$72,086

	Six Months Ended
	June 30, 2018	June 30, 2017
Domestic	$149,375	$133,726
Foreign	6,746	5,148
Net Sales	$156,121	$138,874

Note 20. Related Party Transactions

SDI engaged the services of Pine Hill Group, LLC (“Pine Hill Group”) and Edward J. Sweeney to serve as interim Chief Financial Officer effective May 31, 2017. Mr. Sweeney carries out his role as interim Chief Financial Officer of the Company pursuant to an agreement between the Company and Pine Hill Group. Mr. Sweeney is one of the managing members of Pine Hill Group. The agreement outlines the scope of responsibilities of Pine Hill Group, as well as Mr. Sweeney’s role. These include, but are not limited to, services provided to the Company as interim Chief Financial Officer, controllership services, technical accounting and financial reporting services, and risk, valuation and transaction advisory services. Pine Hill Group is compensated at an hourly rate for performing services pursuant to the agreement. Pine Hill Group is responsible for all payments to Mr. Sweeney. As a result, Mr. Sweeney has received no direct compensation from the Company and the amount of aggregate payments made to Pine Hill Group is based on the amount of work performed on the Company’s behalf by all Pine Hill Group employees. During the three and six months ended June 30, 2018, the Company incurred expenses of $0.3 million and $0.8 million, respectively, related to services provided by Pine Hill Group.

Note 21. Statutory Information

Maidstone is subject to insurance laws and regulations in the jurisdictions in which it operates. These regulations include certain restrictions on the amount of dividends or other distributions available.

Under the insurance laws of New York State, insurance companies are restricted (on basis of lower of 10% of the company’s statutory surplus at the end of the preceding twelve-month period or 100% of the company’s adjusted net investment income for the prior twelve-month period) as to the amount of dividends they may declare or pay in any twelve-month period without prior approval of the New York Department of Financial Services (the “NYDFS”). As of June 30, 2018, the maximum amount of dividends that may be paid without approval of the NYDFS is $0. Further, under New York State law, companies may pay cash dividends only from earned surplus on a statutory basis. No dividends were declared or paid by Maidstone during the six months ended June 30, 2018.

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

Statutory combined capital and surplus and net loss of Maidstone at June 30, 2018 was as follows (in thousands):

June 30, 2018
Statutory capital and surplus	$9,864
Statutory loss	$(2,580)

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

Note 22. Subsequent Events

In July 2018, the Company filed a Form S-3 Registration Statement with the Securities and Exchange Commission to provide for the potential to offer up to $6,651,094 in the aggregate of our Class A common stock, warrants and units.

In August 2018, the Company borrowed an additional $5.0 million under the Crystal Term loan. This borrowing is subject to the same terms as the initial borrowing.

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

Overview

We are a holding company. Our subsidiaries are engaged in the following lines of business:

•	Other tobacco products (Turning Point Brands, Inc. (“Turning Point”), a 51.0% owned subsidiary);
•	Outdoor advertising (Standard Outdoor LLC (“Standard Outdoor”), a wholly owned subsidiary), beginning in July 2017; and
•	Insurance (Pillar General Inc. (“Pillar General”), a wholly owned subsidiary), beginning in January 2018.

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

Recent Developments

In August 2018, we borrowed an additional $5.0 million under the Crystal Term Loan. This borrowing is subject to the same terms as the initial borrowing.

On July 13, 2018, we filed a Form S-3 Registration Statement with the Securities and Exchange Commission to provide for the potential to offer up to $6.7 million in the aggregate of our Class A common stock, warrants and units.

On April 30, 2018, Turning Point purchased the assets of Vapor Supply LLC, vaporsupply.com, and some of its affiliates including the Ecig.com domain through Turning Point’s subsidiary Vapor Acquisitions Company, LLC, for total consideration of $4.8 million paid in cash to strengthen its presence within the NewGen segment. Vapor Supply is a business-to-business e-commerce distribution platform servicing independent retail vape shops. Additionally, Vapor Supply manufactures and markets proprietary e-liquids under the DripCo brand and operates company-owned stores in Oklahoma. Refer to Note 3 of Notes to Consolidated Financial Statements for more details regarding the Vapor Supply acquisition.

On April 25, 2018, our Class A common stock began trading on the NYSE American Exchange under the ticker “SDI.”

On April 20, 2018, we filed with the Secretary of State of the State of Delaware an amendment to our Sixth Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), effective immediately, to change our name from Standard Diversified Opportunities Inc. to Standard Diversified Inc.

On April 18, 2018, Arnold Zimmerman was elected to our Board of Directors, effective immediately, to fill a newly created vacancy on the board. Mr. Zimmerman’s term is scheduled to expire at our meeting of stockholders to be held in 2018. Mr. Zimmerman was also elected as a member of our Audit Committee.

On April 18, 2018, our Board approved an amendment, effective immediately, to the Company’s Second Amended and Restated Bylaws (the “Bylaws”) to conform language in the Bylaws and Certificate of Incorporation, which provides that all members of the Board serve in a single class.

Other Developments

Term Loan Borrowing and Credit Facility Refinancing

On March 7, 2018, Turning Point entered into a $250.0 million credit facility consisting of a $160.0 million 2018 First Lien Term Loan with Fifth Third Bank, as administrative agent, and other lenders, and a $50.0 million 2018 Revolving Credit Facility (collectively, the “2018 First Lien Credit Facility”) in addition to a $40.0 million 2018 Second Lien Term Loan (together with the 2018 First Lien Credit Facility, the “2018 Credit Facility”) with Prospect Capital Corporation, as administrative agent, and other lenders. The 2018 Credit Facility retained the $40.0 million accordion feature of the 2017 Credit Facility. Proceeds from the 2018 Credit Facility were used to repay, in full, the 2017 Credit Facility. Turning Point incurred a loss on extinguishment of debt of $2.4 million in the first quarter of 2018 as a result of the refinancing. Refer to the Long-Term Debt section for a more complete description of Turning Point’s credit facilities.

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

Turning Point operates in three segments: Smokeless products, Smoking products and NewGen products. In its Smokeless products segment, Turning Point (i) manufactures and markets moist snuff and (ii) contracts for and markets loose leaf chewing tobacco products. In its Smoking products segment, Turning Point (i) markets and distributes cigarette papers, tubes, and related products; (ii) markets and distributes finished cigars and MYO cigar wraps; and (iii) processes, packages, markets, and distributes traditional pipe tobaccos. In its NewGen products segment, Turning Point (i) markets and distributes e-cigarettes, e-liquids, vaporizers, and certain other products without tobacco and/or nicotine; (ii) distributes a wide assortment of vaping related products to non-traditional retail via VaporBeast, Vapor Shark, and Vapor Supply; and (iii) distributes a wide assortment of vaping related products to individual consumers via Vapor Shark and Vapor World branded retail outlets. Refer to the ‘Recent Developments’ section below for details regarding the Vapor Supply acquisition.

Turning Point’s portfolio of brands includes some of the most widely recognized names in the OTP industry such as Stoker’s® in the Smokeless segment, Zig-Zag® in the Smoking segment, and VaporBeast® in the NewGen segment.

Turning Point’s core tobacco business (smokeless and smoking segments) primarily generates revenues from the sale of its products to wholesale distributors who, in turn, resell them to retail operations. The acquisition of VaporBeast in the fourth quarter 2016 expanded its revenue streams as they began selling directly to non-traditional retail outlets and to ultimate consumers via non-traditional retail outlets as well. Turning Point’s acquisition of Vapor Shark in the second quarter of 2017 and Vapor Supply in the second quarter 2018 have further expanded its selling network by allowing them to directly reach ultimate consumers through Vapor Shark and Vapor World branded retail outlets. Turning Point’s net sales, which include federal excise taxes, consist of gross sales net of cash discounts, returns, and selling and marketing allowances.

Turning Point relies on long-standing relationships with high-quality, established manufacturers to provide the majority of its produced products. Approximately 85% of Turning Point production, as measured by gross sales, is outsourced to suppliers. The remaining 15% represents Turning Point’s moist snuff tobacco operations located in Dresden, TN and Louisville, KY, the packaging of its pipe tobacco in Louisville, KY, and the proprietary  e-liquids operations located in Oklahoma City, OK and Louisville, KY. Turning Point’s principal operating expenses include the cost of raw materials, used to manufacture the limited number of its products which it produces in-house; the cost of finished products, which are generally purchased goods; federal excise taxes; legal expenses; and compensation expenses, including benefits and costs of salaried personnel. Turning Point’s other principal expenses include interest expense among other expenses.

Overview of Standard Outdoor

Standard Outdoor is an out-of-home advertising business. Revenues include outdoor advertising revenues, while operating expenses primarily include compensation costs, depreciation and rent expense.

Overview of Pillar General

As described above under Recent Developments, on January 2, 2018, Pillar General acquired all of the outstanding capital stock of Interboro Holdings, Inc. (“Interboro”) for a cash purchase price of $2.5 million. Under the name Maidstone Insurance Company (“Maidstone”), Maidstone offers personal automobile and homeowners insurance, primarily in the state of New York. The results of Maidstone are included in our consolidated results as of January 2, 2018, the date of acquisition.

Segment Information

We operate in five reportable segments; (1) smokeless products, (2) smoking products, (3) NewGen products, (4) Insurance and (5) Other, which includes our out-of-home advertising business and SDI holding company, as well as certain unallocated Turning Point amounts. The smokeless products segment: (a) manufactures and markets moist snuff tobacco and (b) contracts for and markets chewing tobacco products. The smoking products segment: (a) imports and markets cigarette papers, tubes and related products and (b) imports and markets finished cigars and make-your-own (“MYO”) cigar wraps. The NewGen products segment (a) markets e-cigarettes, e-liquids, vaporizers and other related products and (b) distributes a wide assortment of vaping products to non-traditional retail outlets. The insurance segment products include auto and homeowners property and casualty insurance. The results of operations of the SDI holding company, Standard Outdoor, which owns billboard structures and operates an out-of-home advertising business, and of Turning Point not allocated to the other three Turning Point reportable segments are included in Other.

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

Recent Accounting Pronouncements:

Refer to Note 2 of Notes to Consolidated Financial Statements included in this Quarterly Report for a description of recently issued accounting pronouncements, including those recently adopted.

Consolidated Results of Operations

The table and discussion set forth below relate to our consolidated results of operations:

	Three Months Ended June 30,
	2018	2017	% Change
Revenues
Smokeless products	$24,410	$22,021	10.8%
Smoking products	29,328	27,019	8.5%
NewGen products	27,363	23,046	18.7%
Insurance	7,497	-	100.0%
Other	672	-	100.0%
Total revenues	$89,270	$72,086	23.8%

Operating Income (Loss)
Smokeless products	$6,440	$5,302	21.5%
Smoking products	8,781	8,965	-2.1%
NewGen products	(312)	(734)	-57.5%
Insurance	551	-	100.0%
Other	(1,361)	(393)	246.3%
Total Operating Income	$14,099	$13,140	7.3%

Interest expense	(4,110)	(4,050)	1.5%
Interest and investment income	270	102	164.7%
Net periodic benefit expense, excluding service cost	(264)	(24)	1000.0%
Income before income taxes	9,995	9,168	9.0%
Income tax expense	1,908	2,795	-31.7%
Net income	8,087	6,373	26.9%
Amounts attributable to noncontrolling interests	(4,559)	(1,470)	210.1%
Net income attributable to SDI	$3,528	$4,903	-28.0%

	Six Months Ended June 30,
	2018	2017	% Change
Revenues
Smokeless products	$45,157	$42,269	6.8%
Smoking products	56,324	54,196	3.9%
NewGen products	53,562	42,409	26.3%
Insurance	15,215	-	100.0%
Other	1,078	-	100.0%
Total revenues	$171,336	$138,874	23.4%

Operating Income (Loss)
Smokeless products	$10,926	$9,221	18.5%
Smoking products	15,675	16,705	-6.2%
NewGen products	(1,808)	(1,398)	29.3%
Insurance	1,168	-	100.0%
Other	(2,823)	(539)	423.7%
Total operating income	$23,138	$23,989	-3.5%

Interest expense	(8,106)	(8,983)	-9.8%
Interest and investment income	377	216	74.5%
Loss on extinguishment of debt	(2,384)	(6,116)	-61.0%
Net periodic benefit expense, excluding service cost	(221)	(116)	90.5%
Income before income taxes	12,804	8,990	42.4%
Income tax expense	2,717	740	267.2%
Net income	$10,087	$8,250	22.3%
Amounts attributable to noncontrolling interests	(6,038)	(1,470)	310.7%
Net income attributable to SDI	$4,049	$6,780	-40.3%

Comparison of the Three Months Ended June 30, 2018 to the Three Months Ended June 30, 2017

Revenues. For the three months ended June 30, 2018, revenues were $89.3 million, an increase of $17.2 million or 23.8%, from $72.1 million for the three months ended June 30, 2017. This increase was primarily due to the acquisition of Maidstone on January 2, 2018, which contributed $7.5 million of revenues from earned insurance premiums and other fees, and an increase of $9.0 million which was primarily driven by volume growth across all of the tobacco product segments in addition to Turning Point’s acquisition of Vapor Supply in the NewGen segment during the second quarter of 2018.

Operating income. For the three months ended June 30, 2018, operating income was $14.1 million, an increase of $1.0 million or 7.3%, from $13.1 million for the three months ended June 30, 2017. This increase was primarily due to growth in the smokeless products, segment the inclusion of Vapor Supply and the insurance business in 2018 and was partially offset by corporate general and administrative expenses incurred by SDI, which were not included for a full quarter in the prior period because the reverse acquisition of Turning Point by SDI did not occur until June 1, 2017.

Income before income taxes. For the three months ended June 30, 2018, income before income taxes was $10.0 million compared to income before income taxes of $9.2 million for the three months ended June 30, 2017. This increase was primarily due to an increase in Turning Point operating income and the inclusion of the insurance business operating income which was not included in the prior period because the acquisition did not occur until January 2, 2018.

Net income attributable to SDI. For the three months ended June 30, 2018, net income attributable to SDI was $3.5 million compared to $4.9 million for the three months ended June 30, 2017, a decrease of $1.4 million or 28.0%. This decrease was a result of the items discussed above, offset by the deduction of net income attributable to noncontrolling interests, which relates to the allocation of Turning Point net income to shareholders of Turning Point other than SDI.

Comparison of the Six Months Ended June 30, 2018 to the Six Months Ended June 30, 2017

Revenues. For the six months ended June 30, 2018, revenues were $171.3 million, an increase of $32.4 million or 23.3%, from $138.9 million for the six months ended June 30, 2017. This increase was primarily due to the acquisition of Maidstone on January 2, 2018, which contributed $15.2 million of revenues from earned insurance premiums and other fees, and an increase of $16.2 million driven by volume growth across all of Turning Point’s segments in addition to Turning Point’s acquisition of Vapor Supply in the NewGen segment during the second quarter of 2018 and the inclusion of an additional quarter of Vapor Shark in 2018.

Operating income. For the six months ended June 30, 2018, operating income was $23.1 million, a decrease of $0.8 million or 3.5%, from $23.9 million for the six months ended June 30, 2018. This decrease was primarily due to corporate general and administrative expenses incurred by SDI, which were not included for the entire prior period because the reverse acquisition of Turning Point by SDI did not occur until June 1, 2017.

Income before income taxes. For the six months ended June 30, 2018, income before income taxes was $12.8 million compared to income before income taxes of $9.0 million for the six months ended June 30, 2017. This increase was primarily due to a $3.7 million lower loss on extinguishment of Turning Point debt and a $0.9 million lower interest expense, partially offset by the decrease of $0.8 million in operating income.

Net income attributable to SDI. For the six months ended June 30, 2018, net income attributable to SDI was $4.0 million compared to $6.8 million for the six months ended June 30, 2017, a decrease of $2.8 million or 40.3%. This decrease is a result of the items discussed above, offset by the deduction of net income attributable to noncontrolling interests, which relates to the allocation of Turning Point net income to shareholders of Turning Point other than SDI.

Segment Results of Operations

Comparison of the Three Months Ended June 30, 2018 to the Three Months Ended June 30, 2017

Turning Point and Other segments

The table and discussion set forth below relate to the results of operations of the three Turning Point segments, as well as our Other reportable segment, which includes non-allocated amounts of Turning Point, SDI and Standard Outdoor (for 2018 only):

	Three Months Ended June 30,
	2018	2017	% Change

Net Sales
Smokeless products	$24,410	$22,021	10.8%
Smoking products	29,328	27,019	8.5%
NewGen products	27,363	23,046	18.7%
Other	672	-	100.0%
Total net sales	81,773	72,086	13.4%
Cost of sales	45,950	40,076	14.7%
Gross Profit
Smokeless products	12,533	11,553	8.5%
Smoking products	15,180	14,117	7.5%
NewGen products	8,082	6,340	27.5%
Other	28	-	100.0%
Total gross profit	35,823	32,010	11.9%
Selling, general and administrative expenses	22,275	18,870	18.0%
Operating Income	13,548	13,140	3.1%
Interest expense	4,110	4,050	1.5%
Interest and investment income	(270)	(102)	164.7%
Net periodic benefit expense, excluding service cost	264	24	1000.0%
Income before income taxes	9,444	9,168	3.0%
Income tax expense	1,908	2,795	-31.7%
Net income	$7,536	$6,373	18.2%
Amounts attributable to noncontrolling interests	(4,559)	(1,470)	210.1%
Net income attributable to SDI	$2,977	$4,903	-39.3%

Net Sales. For the three months ended June 30, 2018, overall net sales increased to $81.8 million from $72.1 million for the three months ended June 30, 2017, an increase of $9.7 million or 13.4%. The increase in net sales was primarily driven by volume growth across all segments in addition to Turning Point’s acquisition of Vapor Supply in the NewGen segment during the second quarter of 2018 and the acquisitions of out-of-home advertising businesses in the first quarter of 2018.

For the three months ended June 30, 2018, net sales in the Smokeless products segment increased to $24.4 million from $22.0 million for the three months ended June 30, 2017, an increase of $2.4 million or 10.8%. For the three months ended June 30, 2018, volume increased 6.5% and price/mix increased 4.3%. Net sales growth was primarily driven by the continuing growth of Stoker’s® MST.

For the three months ended June 30, 2018, net sales in the Smoking products segment increased to $29.3 million from $27.0 million for the three months ended June 30, 2017, an increase of $2.3 million or 8.5%. For the three months ended June 30, 2018, volume increased 3.4% and price/mix increased 5.1%. Net sales for Zig-Zag® branded papers and cigar wraps were up $3.8 million, offset by $1.2 million of decreases related to Turning Point’s strategic decision to de-emphasize the low margin cigar products business and line rationalization of the MYO tobacco line.

For the three months ended June 30, 2018, net sales in the NewGen products segment increased to $27.4 million from $23.0 million for the three months ended June 30, 2017, an increase of $4.3 million or 18.7%. The increase in net sales was primarily driven by continued VaporBeast momentum and the acquisition of Vapor Supply in the second quarter of 2018.

For the three months ended June 30, 2018, net sales in the Other segment were $0.7 million. The net sales in Other relate to Standard Outdoor’s out-of-home advertising business, driven by two asset acquisitions comprised of 169 billboard structures during the three months ended March 31, 2018.

Gross Profit. For the three months ended June 30, 2018, overall gross profit increased to $35.8 million from $32.0 million for the three months ended June 30, 2017, an increase of $3.8 million or 11.9%, primarily due to the increased net sales. Turning Point’s gross margin decreased to 44.1% for the three months ended June 30, 2018, from 44.4% for the three months ended June 30, 2017, primarily due to a change in product mix associated with the growth of the NewGen segment.

For the three months ended June 30, 2018, gross profit in the Smokeless products segment increased to $12.5 million from $11.5 million for the three months ended June 30, 2017, an increase of $1.0 million or 8.5%.  Gross profit as a percentage of net sales decreased to 51.3% of net sales for the three months ended June 30, 2018, from 52.5% of net sales for the three months ended June 30, 2017.  The decrease in gross profit as a percentage of revenue was primarily driven by an unfavorable LIFO impact when compared to the prior year.

For the three months ended June 30, 2018, gross profit in the Smoking products segment increased to $15.2 million from $14.1 million for the three months ended June 30, 2017, an increase of $1.1 million or 7.5%.  Gross profit as a percentage of net sales decreased to 51.8% of net sales for the three months ended June 30, 2018, from 52.2% of net sales for the three months ended June 30, 2017, primarily due to an adverse year-over-year Euro exchange rate impact.

For the three months ended June 30, 2018, gross profit in the NewGen products segment increased to $8.1 million from $6.3 million for the three months ended June 30, 2017, an increase of $1.7 million or 27.5%. Gross profit as a percentage of net sales increased to 29.5% of net sales for the three months ended June 30, 2018, from 27.5% of net sales for the three months ended June 30, 2017, primarily as a result of the inclusion of Vapor Supply in 2018, which generally has higher margins due to retail store operations.

For the three months ended June 30, 2018, gross profit for the Other segment was $28, all of which relates to the Standard Outdoor business, primarily from two asset acquisitions during the first quarter of 2018.

Selling, General and Administrative Expenses. For the three months ended June 30, 2018, selling, general and administrative expenses increased to $22.3 million from $18.9 million for the three months ended June 30, 2017, an increase of $3.4 million or 18.0%, due primarily to the inclusion of Vapor Supply’s expenses in 2018, transaction costs associated with the Vapor Supply acquisition, higher legal and litigation expenses associated with Turning Point’s anti-counterfeiting initiative, and the variable costs associated with increased sales at VaporBeast offset by a $0.5 million supplier receivable reserve reversal related to the $6.5 million loan. Selling, general and administrative expenses for the three months ended June 30, 2018 also included $1.1 of SDI expenses, which are primarily legal, accounting and other professional fees. These expenses have only been incurred since the June 1, 2017 acquisition date.

Interest Expense. For the three months ended June 30, 2018, interest expense was flat at $4.1 million with the three months ended June 30, 2017, as a result of lower interest rates from Turning Point’s February 2017 and March 2018 refinancings of its credit facilities, offset by $0.5 million of interest expense for SDI and Standard Outdoor from their new borrowings during 2018.

Interest and Investment Income. Interest and investment income relating to investment of the MSA escrow deposits as well as SDI’s cash and cash equivalents increased to $0.3 million for the three months ended June 30, 2018 and from $0.1 million for the three months ended June 30, 2017.

Income Tax Expense.  Our income tax expense of $1.9 million was 20.2% of income before income taxes for the three months ended June 30, 2018. SDI and Standard Outdoor contributed no income tax expense or benefit to the consolidated results for the three months ended June 30, 2018 because they had a net loss and a full valuation allowance. Our income tax expense was $2.8 million for the three months ended June 30, 2017. The decrease was primarily a result of the change in the federal tax rate from 35% to 21% and the change in the Kentucky tax rate from 6% to 5%.

Amounts Attributable to Noncontrolling Interests. Income attributable to noncontrolling interests of $4.6 million for the three months ended June 30, 2018 was related to the shareholders of Turning Point other than SDI.

Net Income Attributable to SDI. Due to the factors described above, net income for the three months ended June 30, 2018 was $3.0 million compared to net income for the three months ended June 30, 2017 of $4.9 million.

	Six Months Ended June 30,
	2018	2017	% Change

Net Sales
Smokeless products	$45,157	$42,269	6.8%
Smoking products	56,324	54,196	3.9%
NewGen products	53,562	42,409	26.3%
Other	1,078	-	100.0%
Total net sales	156,121	138,874	12.4%
Cost of sales	88,406	79,136	11.7%
Gross Profit
Smokeless products	23,526	20,869	12.7%
Smoking products	28,344	27,817	1.9%
NewGen products	15,734	11,052	42.4%
Other	111	-	100.0%
Total gross profit	67,715	59,738	13.4%
Selling, general and administrative expenses	45,745	35,749	28.0%
Operating Income	21,970	23,989	-8.4%
Interest expense	8,106	8,983	-9.8%
Interest and investment income	(377)	(216)	74.5%
Loss on extinguishment of debt	2,384	6,116	-61.0%
Net periodic benefit expense, excluding service cost	221	116	90.5%
Income before income taxes	11,636	8,990	29.4%
Income tax expense	2,717	740	267.2%
Net income	$8,919	$8,250	8.1%
Amounts attributable to noncontrolling interests	(6,038)	(1,470)	310.7%
Net income attributable to SDI	$2,881	$6,780	-57.5%

Comparison of the Six Months Ended June 30, 2018 to the Six Months Ended June 30, 2017

Net Sales. For the six months ended June 30, 2018, overall net sales increased to $156.1 million from $138.9 million for the six months ended June 30, 2017, an increase of $17.2 million or 12.4%. The increase in net sales was primarily driven by volume growth in the NewGen segment which includes an additional quarter of Vapor Shark results in 2018, the acquisition of Vapor Supply in the second quarter of 2018 and the acquisitions of out-of-home advertising businesses in the first quarter of 2018.

For the six months ended June 30, 2018, net sales in the Smokeless products segment increased to $45.2 million from $42.3 million for the six months ended June 30, 2017, an increase of $2.9 million or 6.8%, primarily due to the continuing growth of Stoker’s® MST.

For the six months ended June 30, 2018, net sales in the Smoking products segment increased to $56.3 million from $54.2 million for the six months ended June 30, 2017, an increase of $2.1 million or 3.9%. Net sales for Zig-Zag® branded papers and cigar wraps were up $4.6 million offset by $2.5 million of decreases related to Turning Point’s strategic decision to de-emphasize the low margin cigar products business and line rationalization of the MYO tobacco line.

For the six months ended June 30, 2018, net sales in the NewGen products segment increased to $53.6 million from $42.4 million for the six months ended June 30, 2017, an increase of $11.2 million or 26.3%. The increase in net sales was primarily driven by continued VaporBeast momentum, inclusion of an additional quarter of Vapor Shark results in 2018 and Turning Point’s acquisition of Vapor Supply in the second quarter of 2018.

For the six months ended June 30, 2018, net sales in the Other segment were $1.1 million. The net sales in Other relate to Standard Outdoor’s out-of-home advertising business, driven by two asset acquisitions comprised of 169 billboard structures during the first quarter of 2018.

Gross Profit. For the six months ended June 30, 2018, overall gross profit increased to $67.7 million from $59.7 million for the six months ended June 30, 2017, an increase of $8.0 million or 13.4%, primarily due to the increased net sales. Turning Point’s gross margin increased to 43.6% for the six months ended June 30, 2018, from 43.0% for the six months ended June 30, 2017, primarily due to higher margins in the NewGen segment resulting from the inclusion of an additional quarter of Vapor Shark results, the inclusion of Vapor Supply, and efficiencies realized within the growing Stoker’s® MST line along with a favorable LIFO impact when compared to the prior year.

For the six months ended June 30, 2018, gross profit in the Smokeless products segment increased to $23.5 million from $20.8 million for the six months ended June 30, 2017, an increase of $2.7 million or 12.7%.  Gross profit as a percentage of net sales increased to 52.1% of net sales for the six months ended June 30, 2018, from 49.4% of net sales for the six months ended June 30, 2017.  The increase in gross profit as a percentage of revenue is primarily due to a favorable LIFO impact when compared to the prior year in addition to efficiencies realized in the growing Stoker’s® MST line.

For the six months ended June 30, 2018, gross profit in the Smoking products segment increased to $28.3 million from $27.8 million for the six months ended June 30, 2017, an increase of $0.5 million or 1.9%.  Gross profit as a percentage of net sales decreased to 50.3% of net sales for the six months ended June 30, 2018, from 51.3% of net sales for the six months ended June 30, 2017, primarily due to an adverse year-over-year Euro exchange rate impact.

For the six months ended June 30, 2018, gross profit in the NewGen products segment increased to $15.7 million from $11.1 million for the six months ended June 30, 2017, an increase of $4.7 million or 42.4%. Gross profit as a percentage of net sales increased to 29.4% of net sales for the six months ended June 30, 2018, from 26.1% of net sales for the six months ended June 30, 2017, primarily as a result of the inclusion of an additional quarter of Vapor Shark results and Vapor Supply in 2018, both of which generally have higher margins due to retail store operations.

For the six months ended June 30, 2018, gross profit for the Other segment was $0.1 million, all of which relates to the Standard Outdoor business, primarily from two asset acquisitions during the first quarter of 2018.

Selling, General and Administrative Expenses. For the six months ended June 30, 2018, selling, general and administrative expenses increased to $45.7 million from $35.7 million for the six months ended June 30, 2017, an increase of $10.0 million or 28.0%, due primarily to the inclusion of an additional quarter of Vapor Shark’s expenses, higher legal and litigation expenses associated with the anti-counterfeiting initiatives, non-recurring departmental reorganization expenses, and variable costs associated with increased sales at VaporBeast, offset by a $0.5 million supplier receivable reserve reversal related to the $6.5 million loan. Selling, general and administrative expenses for the six months ended June 30, 2018 also include $2.4 million of SDI expenses, which are primarily legal, accounting and other professional fees along with $0.3 million of Standard Outdoor expenses. These expenses have only been incurred since the June 1, 2017 acquisition date.

Interest Expense. For the six months ended June 30, 2018, interest expense decreased to $8.1 million from $9.0 million for the six months ended June 30, 2017, as a result of lower interest rates from Turning Point’s February 2017 and March 2018 refinancings of its credit facilities, offset by $0.9 million of interest expense for SDI and Standard Outdoor from their new borrowings during the six months ended June 30, 2018.

Interest and Investment Income. Interest and investment income relating to investment of the MSA escrow deposits as well as SDI’s cash and cash equivalents was approximately $0.4 million for the six months ended June 30, 2018 and $0.2 million for the six months ended June 30, 2017.

Loss on Extinguishment of Debt.  For the six months ended June 30, 2018, loss on extinguishment of debt was $2.4 million as the result of refinancing Turning Point’s credit facility in the first quarter of 2018. For the six months ended June 30, 2017, loss on extinguishment of debt was $6.1 million as the result of Turning Point refinancing its credit facility in the first quarter of 2017.

Income Tax Expense.  Our income tax expense of $2.7 million was 23.3% of income before income taxes for the six months ended June 30, 2018. SDI and Standard Outdoor contributed no income tax expense or benefit to the consolidated results for the six months ended June 30, 2018 because they had a net loss and a full valuation allowance. Our income tax expense for the six months ended June 30, 2017 was lower than expected based on our estimated annual effective tax rate as a result of discrete tax deductions of $8.6 million from the exercise of stock options during the six-month period.

Amounts Attributable to Noncontrolling Interests. Income attributable to noncontrolling interests of $6.0 million for the six months ended June 30, 2018 was related to the shareholders of Turning Point other than SDI.

Net Income Attributable to SDI. Due to the factors described above, net income for the six months ended June 30, 2018 was $2.9 million compared to net income for the six months ended June 30, 2017 of $6.8 million.

Insurance segment

The table and discussion set forth below relate to the results of operations of our Insurance segment:

	Three Months Ended	For the period from January 2, 2018 to
	June 30, 2018	June 30, 2018

Insurance premiums earned	$7,134	$14,451
Net investment income	176	370
Other income	187	394
Total revenues	7,497	15,215

Incurred losses and loss adjustment expenses	5,405	11,217
Other operating expenses	1,541	2,830
Total operating costs and expenses	6,946	14,047
Income before income taxes	551	1,168
Income tax expense	-	-
Net income	$551	$1,168

On January 2, 2018, we completed the acquisition of Interboro Holdings Inc., which operates as Maidstone Insurance. As a result, the following discussion relates to the insurance operations during the three months ended June 30, 2018 and the period from January 2, 2018 to June 30, 2018.

Insurance Premiums Earned. For the three months ended June 30, 2018 and the period from January 2, 2018 to June 30, 2018, $7.1 million and $14.5 million of insurance premiums, respectively, were earned related to auto insurance policies written.

Net Investment Income. For the three months ended June 30, 2018 and the period from January 2, 2018 to June 30, 2018, we earned net investment income of $0.2 million and $0.4 million, respectively, comprised primarily of interest, net of investment expenses.

Other Income. We recognized $0.2 million and $0.4 million of other income for the three months ended June 30, 2018 and the period from January 2, 2018 to June 30, 2018, respectively, which included service and takeout fees, installment and late fees collected by Maidstone, and broker fees collected from non-affiliated insurance companies when acting as an agent. Service and takeout fees are in the form of credits for writing business from the state assigned pool. These credits can be used to reduce the amount of business written in the future or sold to third-party insurance companies for them to reduce their exposure to the assigned risk pool.

Incurred losses and loss adjustment expenses. For the three months ended June 30, 2018 and the period from January 2, 2018 to June 30, 2018, we incurred losses and loss adjustment expenses of $5.4 million and $11.2 million, respectively. These amounts are based on individual case estimates for reported claims and a factor for incurred but not reported (“IBNR”) claims.

Other operating expenses. We incurred other expenses of $1.5 million and $2.8 million for the three months ended June 30, 2018 and the period from January 2, 2018 to June 30, 2018, respectively, which consisted of salaries and benefits, depreciation, amortization and other general and administrative expenses. We also recorded amortization of deferred policy acquisition costs of $0.1 million and $0.3 million, respectively, related to commissions, premium tax and policy issuance costs deferred at issuance.

Income tax expense. For the three months ended June 30, 2018 and the period from January 2, 2018 to June 30, 2018, there was no income tax benefit or expense recognized. The insurance operations are subject to state and federal corporate income taxes.

Net income. Due to the factors described above, net income for the three months ended June 30, 2018 and the period from January 2, 2018 to June 30, 2018 was $0.6 million and $1.2 million, respectively, for the insurance business.

Liquidity and Capital Reserves

SDI and Standard Outdoor

SDI and Standard Outdoor had cash and cash equivalents totaling $4.6 million at June 30, 2018. For the six months ended June 30, 2018, we had cash outflows from operating activities of $2.4 million primarily relating to payments of accrued liabilities and an increase in receivables. We had a net cash outflow from investing activities of $19.9 million relating to our acquisitions of Maidstone and two billboard sign businesses. We had cash inflows from financing activities of $11.3 million primarily from borrowings under the Crystal Term Loan and proceeds from a private placement stock issuance in January 2018. Future uses of our cash may include investing in our subsidiaries and new acquisitions.

Common Stock Repurchase Program

On June 29, 2017, our Board of Directors authorized a program to repurchase over a period of twelve months shares of our Class A Common Stock or Class B Common Stock, par value $0.01 per share, constituting, in the aggregate, up to 5% of the outstanding shares of Common Stock. The program was effective immediately. Shares of the Common Stock may be repurchased in the open market or through negotiated transactions. The program may be terminated or suspended at any time at the discretion of the Company. No repurchases of Common Stock were made pursuant to this program since its authorization. The Crystal Term Loan, as described in Note 12. Notes Payable and Long-Term Debt, generally prohibits such repurchases of the Company’s Common Stock.

Turning Point Brands

Turning Point’s principal uses for cash are working capital, debt service, and capital expenditures. Turning Point believes its cash flows from operations and borrowing availability under its 2018 Revolving Credit Facility (as defined herein) are adequate to satisfy its operating cash requirements for the foreseeable future.

Turing Point’s working capital, which is defined as current assets less current liabilities, increased $12.0 million to $53.3 million at June 30, 2018, compared with $41.3 million at December 31, 2017. The increase in working capital is primarily due to the issuance of the note receivable, the acquisition of Vapor Supply, and investment in inventory.

	June 30, 2018	December 31, 2017
Current Assets	$105,164	$79,493
Current Liabilities	51,837	38,230
Working Capital	$53,327	$41,263

Cash Flows from Operating Activities

For the six months ended June 30, 2018, net cash provided by operating activities was $6.0 million compared to net cash provided by operating activities of $6.4 million for the six months ended June 30, 2017, a decrease of $0.4 million, primarily due to higher working capital investments in 2018.

Cash Flows from Investing Activities

For the six months ended June 30, 2018, net cash used by investing activities was $14.0 million compared to net cash provided by investing activities of $0.7 million for the six months ended June 30, 2017, a decrease of $14.7 million, primarily due to issuance of the note receivable and the acquisition of Vapor Supply in 2018.

Cash Flows from Financing Activities

For the six months ended June 30, 2018, net cash provided by financing activities was $6.1 million compared to net cash used in financing activities of $7.2 million for the six months ended June 30, 2017, an increase of $13.3 million, primarily due to borrowings against Turing Point’s 2018 Revolving Credit Facility to fund its investing activities.

Insurance

The insurance segment had cash and cash equivalents of $14.8 million and fixed maturity investments of $26.5 million as of June 30, 2018. The cash used in operating activities for the period from January 2, 2018 to June 30, 2018 was $4.8 million. The primary uses for the cash are payments of claims from policy holders, offset by the timing of collection of premiums receivable.

The cash used in investing activities, excluding the $12.8 million acquired by SDI in the acquisition and a capital contribution from SDI, was $3.2 million for the period from January 2, 2018 to June 30, 2018, which was primarily driven by payments for the purchase of available-for-sale fixed maturity securities and equity securities.

Long-Term Debt

As of June 30, 2018, the Company was in compliance with the financial and restrictive covenants in its existing debt instruments. The following table provides outstanding balances under our debt instruments.

	June 30, 2018	December 31, 2017
2018 First Lien Term Loan	$158,000	$-
2018 Second Lien Term Loan	40,000	-
SDI Crystal Term Loan	10,000	-
Standard Outdoor Promissory Notes	9,950	-
2017 Revolving Credit Facility	-	8,000
2017 First Lien First Out Term Loan	-	105,875
2017 First Lien Second Out Term Loan	-	34,738
2017 Second Lien Term Loan	-	55,000
Notes payable - VaporBeast	-	2,000
Total Notes Payable and Long-Term Debt	217,950	205,613
Less deferred financing charges	(5,463)	(3,573)
Less revolving credit facility	-	(8,000)
Less current maturities	(9,098)	(7,850)
	$203,389	$186,190

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

2018 First Lien Credit Facility: The 2018 First Lien Term Loan and the 2018 Revolving Credit Facility bear interest at LIBOR plus a spread of 2.75% to 3.50% based on our senior leverage ratio. The 2018 First Lien Term Loan has quarterly required payments of $2.0 million beginning June 30, 2018, increasing to $3.0 million on June 30, 2020, and increasing to $4.0 million on June 30, 2022. The 2018 First Lien Credit Facility has a maturity date of March 7, 2023. The 2018 First Lien Term Loan is secured by a first priority lien on substantially all of the assets of the borrowers and the guarantors thereunder, including a pledge of our capital stock, other than certain excluded assets (the “Collateral”). The 2018 First Lien Credit Facility contains certain financial covenants including maximum senior leverage ratio of 3.50x with step-downs to 3.00x, a maximum total leverage ratio of 4.50x with step-downs to 4.00x, and a minimum fixed charge coverage ratio of 1.20x. The weighted average interest rate of the 2018 First Lien Term Loan was 5.34% at June 30, 2018. The weighted average interest rate of the 2018 Revolving Credit Facility was 6.05% at June 30, 2018. At June 30, 2018, we had $16.0 million of borrowings outstanding under the 2018 Revolving Credit Facility. The $34.0 million unused portion of the 2018 Revolving Credit Facility is reduced by a $0.7 million letter of credit with Fifth Third Bank, resulting in $33.3 million of availability under the 2018 Revolving Credit Facility at June 30, 2018.

2018 Second Lien Credit Facility: The 2018 Second Lien Credit Facility bears interest at a rate of LIBOR plus 7.00% and has a maturity date of March 7, 2024. The 2018 Second Lien Term Loan is secured by a second priority interest in the Collateral and is guaranteed by the same entities as the 2018 First Lien Term Loan. The 2018 Second Lien Credit Facility contains certain financial covenants including a maximum senior leverage ratio of 3.75x with step-downs to 3.50x, a maximum total leverage ratio of 4.75x with step-downs to 4.50x, and a minimum fixed charge coverage ratio of 1.10x. The weighted average interest rate of the 2018 Second Lien Term Loan was 9.05% at June 30, 2018.

Note Payable – VaporBeast

On November 30, 2016, Turning Point issued a note payable to VaporBeast’s former shareholders (“VaporBeast Note”). The VaporBeast Note was $2.0 million principal with 6% interest compounded monthly and matured on May 30, 2018, at which time it was paid in full.

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

In August 2018, we borrowed an additional $5.0 million under the Crystal Term Loan. This borrowing is subject to the same terms as the initial borrowing.

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

On February 20, 2018, as partial consideration for an asset purchase of 86 billboard structures located in Georgia and Florida, as well as the ground leases and advertising contracts relating to such billboard structures, we issued a promissory note with a face value of $3.5 million. The promissory note was recorded net of a discount of $0.3 million, representing the difference between the face value and fair value at issuance. A principal payment of $0.9 million on the promissory note is payable March 1, 2019, with the remaining principal paid down monthly through March 1, 2022. The promissory note has a 5% fixed coupon interest rate and interest is payable monthly after March 1, 2019.

Off-balance Sheet Arrangements

During the second quarter of 2018 we executed various forward contracts, none of which met hedge accounting requirements, for the purchase of €6.3 million with settlement dates ranging from August 2018 to January 2019. During 2017, we executed no forward contracts. At June 30, 2018, and December 31, 2017, we had forward contracts for the purchase of €6.3 million and €0 million, respectively.

Contractual Obligations

As of June 30, 2018, there had been no material changes outside the ordinary course of business to our contractual obligations as of December 31, 2017, as reported in our Annual Report on Form 10-K, with the exception of changes to our long-term debt obligations due to the refinancing discussed in the ‘Long-Term Debt’ section.

The following tables summarize our contractual obligations (in thousands):

	Payments due by period as of June 30, 2018
Long-Term Debt Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations, including interest	$295,787	$39,423	$49,753	$164,122	$42,489

	Payments due by period as of December 31, 2017
Long-Term Debt Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations, including interest	$266,052	$29,803	$42,444	$193,805	$-

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

Foreign Currency Sensitivity

Although we engaged in hedging inventory purchases during the six months ended June 30, 2018, there have been no material changes in our exposure to exchange rate fluctuation risk, as reported within our 2017 Annual Report on Form 10-K, during the period. Please refer to our “Quantitative and Qualitative Disclosures about Market Risk” included in our 2017 Annual Report on Form 10-K filed with the SEC.

Credit Risk

There have been no material changes in our exposure to market risk during the six months ended June 30, 2018, other than related to the available-for-sale securities held by Maidstone, which we acquired on January 2, 2018. Please refer to our “Quantitative and Qualitative Disclosures about Market Risk” included in our 2017 Annual Report on Form 10-K, filed with the SEC.

Interest Rate Sensitivity

Turning Point’s March 2018 refinancing resulted in all of our long-term debt instruments having variable interest rates that fluctuate with market rates. To reduce the volatility of future cash flows, Turning Point entered into interest rate swap agreements with lenders under the 2018 Credit Facility in March 2018. At June 30, 2018, $70 million of its outstanding long-term debt carrying variable rates is covered by the interest rate swap agreements and, thus, effectively bears interest at a fixed rate. Turning Point believe the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations, or cash flows would not be significant. A 1% increase in the interest rate would change pre-tax income by approximately $1.4 million per year. Refer to Note 5 for additional information regarding the interest rate swaps.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Act”)) as of June 30, 2018. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is: (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

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

Other major tobacco companies are defendants in a number of product liability claims. In a number of these cases, the amounts of punitive and compensatory damages sought are significant, and could have a material adverse effect on our business and results of operations. We are a defendant in certain cases which have been dormant for many years, which cases have now been dismissed with prejudice.

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

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD DIVERSIFIED INC.

By: /s/ Ian Estus
Name: Ian Estus
Title: Chief Executive Officer

/s/ Edward J. Sweeney
Name: Edward J. Sweeney
Title: Interim Chief Financial Officer

Dated: August 10, 2018

EXHIBIT INDEX

3.1	Sixth Amended and Restated Certificate of Incorporation of the Company, as amended through April 20, 2018.*

3.2
Third Amended and Restated Bylaws of the Company. ( Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2018, filed with the Securities and Exchange Commission on May 14, 2018.)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1	Press release of the Company*

101
XBRL(eXtensible Business Reporting language). The following materials from SDI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on August 10, 2018, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to consolidated financial statements.*

* Filed herewith
** Furnished herewith