Form 10-Q
period 2018-09-30
STANDARD DIVERSIFIED INC.
filed 2018-11-09
CIK 911649

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☑     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes   ☑    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

At November 2, 2018, there were 9,093,634 shares outstanding of the registrant’s Class A common stock, par value $0.01 per share, and 7,815,652 shares outstanding of the registrant’s Class B common stock, par value $0.01 per share.

STANDARD DIVERSIFIED INC. AND SUBSIDIARIES

Item1.	Financial Statements

Standard Diversified Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in thousands except share and per share data)
(unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$18,520	$18,219
Fixed maturities available for sale, at fair value; amortized cost $34,492 in 2018	33,908	-
Equity securities, at fair value; cost: $753 in 2018	804	-
Trade accounts receivable, net of allowances of $44 in 2018 and $17 in 2017	6,808	3,249
Premiums receivable	6,245	-
Inventories	89,433	63,296
Other current assets	14,998	10,851
Property, plant and equipment, net	28,068	9,172
Deferred income taxes	-	450
Deferred financing costs, net	922	630
Intangible assets, net	38,206	26,436
Deferred policy acquisition costs	2,384	-
Goodwill	147,464	134,620
Master Settlement Agreement (MSA) escrow deposits	29,926	30,826
Pension asset	-	396
Other assets	2,877	569
Total assets	$420,563	$298,714

LIABILITIES AND EQUITY
Reserves for losses and loss adjustment expenses	$24,741	$-
Unearned premiums	13,160	-
Advance premiums collected	519	-
Accounts payable	9,943	3,686
Accrued liabilities	18,336	20,014
Current portion of long-term debt	9,299	7,850
Revolving credit facility	30,000	8,000
Notes payable and long-term debt	210,427	186,190
Deferred income taxes	2,598	-
Postretirement benefits	3,916	3,962
Asset retirement obligations	2,028	-
Other long-term liabilities	1,959	571
Total liabilities	326,926	230,273

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value; authorized shares 50,000,000; -0- issued and outstanding shares	-	-
Class A common stock, $0.01 par value; authorized shares, 300,000,000; 9,031,641 and 8,348,373 issued and outstanding shares at September 30, 2018 and December 31, 2017, respectively	90	83
Class B common stock, $0.01 par value; authorized shares, 30,000,000; 7,818,645 and 8,041,525 issued and outstanding shares at September 30, 2018 and December 31, 2017, respectively; convertible into Class A shares on a one-for-one basis	78	81
Additional paid-in capital	79,338	70,813
Accumulated other comprehensive loss	(2,503)	(1,558)
Accumulated deficit	(21,577)	(26,982)
Total stockholders' equity	55,426	42,437
Noncontrolling interests	38,211	26,004
Total equity	93,637	68,441
Total liabilities and equity	$420,563	$298,714

The accompanying notes are an integral part of the condensed consolidated financial statements.

Standard Diversified Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(dollars in thousands except share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Net sales	$84,035	$73,352	$240,156	$212,226
Insurance premiums earned	7,088	-	21,539	-
Net investment income	309	-	679	-
Other income	163	-	557	-
Total revenues	91,595	73,352	262,931	212,226

Operating costs and expenses:
Cost of sales	47,742	40,386	136,147	119,522
Selling, general and administrative expenses	24,492	19,606	70,237	55,355
Incurred losses and loss adjustment expenses	5,790	-	17,007	-
Other operating expenses	2,682	-	5,512	-
Total operating costs and expenses	80,706	59,992	228,903	174,877
Operating income	10,889	13,360	34,028	37,349

Interest expense	4,450	4,023	12,556	13,002
Interest and investment income	(243)	(157)	(620)	(369)
Loss on extinguishment of debt	-	-	2,384	6,116
Net periodic benefit (income) expense, excluding service cost	(45)	58	176	174
Income before income taxes	6,727	9,436	19,532	18,426
Income tax expense	1,436	3,110	4,153	3,850
Net income	5,291	6,326	15,379	14,576
Net income attributable to noncontrolling interests	3,924	3,576	9,962	5,046
Net income attributable to Standard Diversified Inc.	$1,367	$2,750	$5,417	$9,530

Net income attributable to SDI per Class A and Class B Common Share – Basic	$0.08	$0.17	$0.33	$0.42
Net income attributable to SDI per Class A and Class B Common Share – Diluted	$0.08	$0.16	$0.31	$0.41
Weighted Average Class A and Class B Common Shares Outstanding – Basic	16,677,412	16,399,796	16,618,823	22,853,762
Weighted Average Class A and Class B Common Shares Outstanding – Diluted	16,741,660	16,410,672	16,661,809	22,880,941

The accompanying notes are an integral part of the condensed consolidated financial statements.

Standard Diversified Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income	$5,291	$6,326	$15,379	$14,576

Other comprehensive income (loss):
Amortization of unrealized pension and postretirement losses, net of tax of $3 and $43 for the three months ended September 30, 2018 and 2017, respectively, and $85 and $132 for the nine months ended September 30, 2018 and 2017, respectively.	10	71	314	218
Unrealized investment (losses) gains, net of tax of $69 and $8 for the three months ended September 30, 2018 and 2017, respectively, and $173 and $150 for the nine months ended September 30, 2018 and 2017, respectively.	(385)	12	(1,322)	241
Unrealized losses on interest rate swaps, net of tax of $70 and $92 in 2018	(233)	-	(308)	-
Other comprehensive (loss) income	(608)	83	(1,316)	459
Amounts attributable to noncontrolling interests	(3,924)	(3,576)	(9,962)	(5,046)
Comprehensive income attributable to Standard Diversified Inc.	$759	$2,833	$4,101	$9,989

The accompanying notes are an integral part of the condensed consolidated financial statements

Standard Diversified Inc. and Subsidiaries
Condensed Consolidated Statement of Equity
(dollars in thousands, except share data)
(unaudited)

	Standard Diversified Inc. Shareholders
	Class A Common Shares		Class B Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total

	Shares	Amount	Shares	Amount
Balance December 31, 2017	8,348,373	$83	8,041,525	$81	$70,813	$(1,558)	$(26,982)	$26,004	$68,441
Conversion of Class B common stock into Class A common stock	222,880	3	(222,880)	(3)	-	-	-	-	-
Issuance of Class A common stock in private placement, net of issuance costs	181,825	2	-	-	1,978	-	-	-	1,980
Issuance of Class A common stock under ATM, net of issuance costs	209,370	2	-	-	3,166	-		-	3,168
Issuance of Class A common stock in asset purchase	22,727	-	-	-	250	-	-	-	250
SDI restricted stock vesting	46,466	-	-	-	(216)	-	-	-	(216)
Unrecognized pension and postretirement cost adjustment	-	-	-	-	-	160	-	154	314
Unrealized loss on investments, net of tax of $173	-	-	-	-	-	(960)	-	(362)	(1,322)
Unrealized loss on interest rate swaps, net of tax of $92	-	-	-	-	-	(157)	-	(151)	(308)
SDI stock-based compensation	-	-	-	-	680	-	-	-	680
Impact of Turning Point equity transactions on APIC and NCI	-	-	-	-	2,667	-	-	3,768	6,435
Turning Point dividend payable to noncontrolling interests	-	-	-	-	-	-	-	(1,164)	(1,164)
Impact of adoption of ASU 2018-02	-	-	-	-	-	12	(12)	-	-
Net income	-	-	-	-	-	-	5,417	9,962	15,379
Balance September 30, 2018	9,031,641	$90	7,818,645	$78	$79,338	$(2,503)	$(21,577)	$38,211	$93,637

The accompanying notes are an integral part of the condensed consolidated financial statements

Standard Diversified Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$15,379	$14,576
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Loss on extinguishment of debt	2,384	6,116
Loss on sale of property, plant and equipment	-	17
Depreciation expense	2,497	1,200
Amortization of deferred financing costs	986	834
Amortization of intangible assets	755	527
Deferred income taxes	2,806	1,847
Stock-based compensation expense	1,586	630
Amortization of bond discount/premium	62	-
Changes in operating assets and liabilities:
Trade accounts receivable	(3,564)	(837)
Premiums receivable	884	-
Inventories	(18,840)	(970)
Other current assets and other assets	(5,610)	2,156
Deferred policy acquisition costs	(2,384)	-
Reinsurance related assets and liabilities	(89)	-
Accounts payable and other liabilities	4,692	(2,292)
Accrued postretirement liabilities	(107)	(18)
Reserves for losses and loss adjustment expenses	(5,475)	-
Unearned and advance premiums	244	-
Accrued liabilities and other	(5,971)	(7,106)
Net cash (used in) provided by operating activities	(9,765)	16,680

Cash flows from investing activities:
Cash and cash equivalents acquired in reverse acquisition	-	20,253
Proceeds from sale and maturity of fixed maturity securities, available-for-sale	3,339	-
Payments for purchases of fixed maturity securities, available-for-sale	(12,510)	-
Payments for purchases of equity securities	(753)	-
Restricted cash, MSA escrow deposits	(2,234)	320
Issuance of note receivable	(6,500)	-
Receipt of note receivable repayment including prepayment penalty	7,475	-
Acquisitions, net of cash acquired	(16,991)	(22)
Capital expenditures	(1,591)	(1,052)
Net cash (used in) provided by investing activities	$(29,765)	$19,499

The accompanying notes are an integral part of the condensed consolidated financial statements

Standard Diversified Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from financing activities:
Proceeds from 2018 first lien term loan, net	$156,000	$-
Proceeds from 2018 second lien term loan	40,000	-
Proceeds from 2018 revolving credit facility	30,000	-
(Payments of) proceeds from 2017 first lien term loans, net	(140,613)	142,075
(Payments of) proceeds from 2017 second lien term loans, net	(55,000)	55,000
(Payments of) proceeds from 2017 revolving credit facility, net	(8,000)	15,550
Payments of VaporBeast Note Payable and Vapor Shark loans	(2,000)	(1,867)
Proceeds from release of restricted funds	1,107	-
Payments of financing costs	(3,286)	(4,783)
Payments of first lien term loan	-	(147,362)
Payments of second lien term loan	-	(60,000)
Payments of revolving credit facility	-	(15,083)
Proceeds from borrowings under SDI credit facility, net	14,113	-
Payment to terminate acquired capital lease	(170)	-
Shares repurchase for tax withholding on vesting of restricted stock	(216)	-
Proceeds from issuance of stock	5,148	-
Prepaid Turning Point Brands equity issuance costs	-	(394)
Turning Point Brands exercise of options	779	1,371
Turning Point Brands redemption of options	(623)	(1,740)
Turning Point Brands surrender of options	-	(1,000)
Payment of Turning Point cash dividends	(749)	-
Distribution to noncontrolling interest of Turning Point Brands	-	(4)
Net cash provided by (used in) financing activities	36,490	(18,237)

Net (decrease) increase in cash	(3,040)	17,942

Cash, beginning of period
Unrestricted	18,219	2,865
Restricted	4,709	3,889
Total cash at beginning of period	22,928	6,754

Cash, end of period
Unrestricted	18,520	20,487
Restricted	1,368	4,209
Total cash at end of period	$19,888	$24,696

Supplemental schedule of noncash investing and financing activities:
Issuance of SDI shares in business combination	$5,542	$39
Common stock issued in connection with reverse acquisition	$-	$16,917

The accompanying notes are an integral part of the condensed consolidated financial statements

Standard Diversified Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except where designated and per share data)
(unaudited)

Note 1.	Organization and Description of Business

The accompanying condensed consolidated financial statements include the results of operations of Standard Diversified Inc. (“SDI”), a holding company, and its subsidiaries (collectively, “the Company”). SDI (f/k/a Standard Diversified Opportunities Inc., Special Diversified Opportunities Inc., and Strategic Diagnostics Inc.) was incorporated in the State of Delaware in 1990, and, until 2013, engaged in bio-services and industrial bio-detection (collectively, the “Life Sciences Business”). On July 12, 2013, SDI sold substantially all of its rights, title and interest in substantially all of its non-cash assets related to the Life Sciences Business and became a “shell company,” as such term is defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended.

On June 1, 2017, SDI consummated a Contribution and Exchange Transaction (the “Contribution and Exchange”) to acquire a 52.1% controlling interest in Turning Point Brands, Inc. (“Turning Point”). The transaction was accounted for as a recapitalization or reverse acquisition. Turning Point was the accounting acquirer for financial reporting purposes, notwithstanding the legal form of the transaction.  The primary reason the transaction was treated as a purchase by Turning Point rather than a purchase by SDI was because SDI was a shell company with limited operations and Turning Point’s stockholders gained majority control of the outstanding voting power of the Company’s equity securities through their collective ownership of a majority of the outstanding shares of Company common stock. Consequently, reverse acquisition accounting has been applied to the transaction. Accordingly, the historical financial statements of Turning Point through May 31, 2017 became the Company’s historical financial statements, including the comparative prior periods. These condensed consolidated financial statements include the results of SDI from June 1, 2017, the date the reverse acquisition was consummated. As of September 30, 2018, SDI had a 50.4 % ownership interest in Turning Point.

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

All references in the unaudited condensed consolidated financial statements presented herein to the number of shares and per share amounts of common stock have been retroactively restated to reflect the reclassification of common stock, the shares issued in the Contribution and Exchange and the dividend of Class B Common Stock. For further information, refer to Note 3. Acquisitions. Upon the consummation of the Contribution and Exchange, SDI ceased to be a shell company.

Recent acquisitions

On January 2, 2018, SDI, through its wholly-owned subsidiary, Pillar General Inc. (“Pillar General”), acquired all the outstanding capital stock of Interboro Holdings, Inc. (“Interboro Holdings”) for a cash purchase price of $2.5 million. Under the name Maidstone Insurance Company (“Maidstone”), Maidstone offers personal automobile insurance, primarily in the State of New York (See Note 3. Acquisitions).

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

On September 5, 2018, Turning Point, acquired International Vapor Group, LLC (“IVG”) for total consideration of $23.7 million. IVG markets and sells a broad array of proprietary and third-party vapor products directly to adult consumers through an online platform under brand names such as VaporFi, South Beach Smoke, and Direct Vapor. IVG operates company-owned stores under the VaporFi brand and also operates as a franchisor to franchisee-owned stores. The acquisition of IVG adds a significant business-to-consumer distribution platform to Turning Point’s NewGen portfolio.

Note 2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

SDI is a holding company and its consolidated financial statements include Turning Point and its subsidiaries, Pillar General and its subsidiaries, and Standard Outdoor LLC and its subsidiaries.

Turning Point is also a holding company which owns North Atlantic Trading Company, Inc. (“NATC”), and its subsidiaries and Turning Point Brands, LLC (“TPLLC”), and its subsidiaries. Except where the context indicates otherwise, references to Turning Point include Turning Point; NATC and its subsidiaries National Tobacco Company, L.P. (“NTC”), National Tobacco Finance, LLC (“NTFLLC”), North Atlantic Operating Company, Inc. (“NAOC”), North Atlantic Cigarette Company, Inc. (“NACC”), and RBJ Sales, Inc. (“RBJ”); and TPLLC and its subsidiaries Intrepid Brands, LLC (“Intrepid”), Vapor Beast, LLC (“VaporBeast,” f/k/a Smoke Free Technologies, Inc.), Vapor Shark, LLC, and its subsidiaries (collectively, “Vapor Shark,” f/k/a The Hand Media), Vapor Acquisitions Company, LLC (“Vapor Supply”), Vapor Finance, LLC (“VFIN”), and International Vapor Group and its subsidiaries (collectively, “IVG”).

Pillar General, a wholly-owned subsidiary of the Company, owns 100% of Interboro Holdings which is a holding company and includes the accounts of its wholly-owned subsidiaries (collectively, “Interboro”) which consist of Interboro Management, Inc. (“Interboro Management”), Maidstone, formerly known as AutoOne Insurance Company (“AOIC”) and AIM Insurance Agency Inc. (“AIM”). Maidstone is domiciled in the State of New York and is a property and casualty insurance company which provides automobile insurance.

Standard Outdoor LLC, a wholly-owned subsidiary of the Company, and its subsidiaries (collectively, “Standard Outdoor”), consists of Standard Outdoor Southeast I LLC, Standard Outdoor Southeast II LLC and Standard Outdoor Southwest LLC. Standard Outdoor is an out-of-home advertising business with billboard structures located in Texas, Alabama, Georgia and Florida.

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

SDI acquired a 52.1% interest in Turning Point on June 1, 2017 through a reverse acquisition as described in Note 1. Organization and Description of Business. Amounts pertaining to the noncontrolling ownership interest held by third parties in the financial position and operating results of the Company are reported as noncontrolling interests in the accompanying condensed consolidated financial statements. As of September 30, 2018, SDI had an ownership interest of 50.4 % in Turning Point.

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

A further requirement of ASU 2014-09 is for entities to disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Turning Point’s management views business performance through segments that closely resemble the performance of major product lines. Thus, the primary, and most useful, disaggregation of Turning Point’s contract revenue for the decision-making purposes is the disaggregation by segment which can be found in Note 20. Segment Information. An additional disaggregation of contract revenue by sales channel can also be found within Note 20. Segment Information.

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

Shipping Costs

The Company records shipping costs incurred as a component of selling, general and administrative expenses. Shipping costs incurred were approximately $3.8 million and $2.9 million for the three months ended September 30, 2018 and 2017, respectively. Shipping costs incurred were approximately $10.5 million and $7.4 million for the nine months ended September 30, 2018 and 2017, respectively.

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

Master Settlement Agreement Escrow Account

Pursuant to the Master Settlement Agreement (the “MSA”) entered into in November 1998 by most states (represented by their attorneys general acting through the National Association of Attorneys General) and subsequent states’ statutes, a “cigarette manufacturer” (which is defined to include a manufacturer of make-your-own (“MYO”) cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding, and maintaining an escrow account to have funds available for certain potential tobacco-related liabilities, with sub-accounts on behalf of each settling state. The Company chose to open and fund an escrow account as its method of compliance. It is the Company’s policy to record amounts on deposit in the escrow account for prior years as a non-current asset. Each year’s annual obligation is required to be deposited in the escrow account by April 15 of the following year. In addition to the annual deposit, many states have elected to require quarterly deposits for the previous quarter’s sales. As of September 30, 2018, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $29.9 million. Effective in the third quarter of 2017, the Company no longer sells any product covered under the MSA. Thus, pending a change in legislation, the Company will no longer be required to make deposits to the MSA escrow account.

The Company has chosen to invest a portion of the MSA escrow deposits in U.S. Government securities including TIPS, Treasury Notes and Treasury Bonds. These investments are classified as available-for-sale and carried at fair value. Realized losses are prohibited under the MSA; any investment in an unrealized loss position will be held until the value is recovered, or until maturity.

The following shows the fair value of the MSA escrow account:

	As of September 30, 2018			As of December 31, 2017
	Cost	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents	$1,368	$-	$1,368	$3,602	$-	$3,602
U.S. Governmental agency obligations (unrealized loss position < 12 months)	3,181	(53)	3,128	722	(17)	705
U.S. Governmental agency obligations (unrealized loss position > 12 months)	27,514	(2,084)	25,430	27,733	(1,214)	26,519
	$32,063	$(2,137)	$29,926	$32,057	$(1,231)	$30,826

Fair value for the U.S. Governmental agency obligations are Level 2. The following shows the maturities of the U.S. Governmental agency obligations:

	As of
	September 30, 2018	December 31, 2017
Less than one year	$1,499	$-
Less than five years	9,600	7,114
Six to ten years	15,141	17,662
Greater than ten years	4,455	3,679
Total U.S. Governmental agency obligations	$30,695	$28,455

The following shows the amount of deposits by sales year for the MSA escrow account:

	Deposits as of
Sales Year	September 30, 2018	December 31, 2017
1999	$211	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,714	3,714
2005	4,552	4,552
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,619	1,626
2010	406	406
2011	193	193
2012	199	199
2013	173	173
2014	143	143
2015	101	101
2016	81	81
2017	83	70
Total	$32,063	$32,057

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

Equity Securities

In accordance with new accounting guidance, unrealized gains and losses on equity securities are recorded in the statements of income, instead of within other comprehensive income. The Company had net unrealized gains on equity securities of $51, which were included in net investment income on the Company’s consolidated statements of income for the three and nine months ended September 30, 2018.

Deferred Policy Acquisition Costs (“DAC”)

Policy acquisition costs, which vary with and are directly related to the production of successful new business, are deferred. The costs deferred consist principally of commissions and policy issuance costs and are amortized into expense as the related premiums are earned.

DAC asset at January 2, 2018	$-
Deferred expenses	3,950
Amortized expenses	(1,566)
DAC asset at September 30, 2018	$2,384

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

Premium Receivable

Premiums and agents’ balances in the course of collection are reported at the amount management expects to collect from outstanding balances. Past due amounts are determined based on contractual terms. Maidstone provides an allowance for doubtful accounts based upon review of outstanding receivables and historical collection information Maidstone recorded an allowance for doubtful accounts of less than $0.1 million as of September 30, 2018.

Investment Income Due and Accrued

Investment income consists of interest, which is recognized on an accrual basis. Due and accrued income is not recorded on fixed maturity securities in default and on delinquent fixed maturities where collection of interest is improbable. As of September 30, 2018, no investment income amounts were excluded from the Company balances.

Incurred Losses and Loss Adjustment Expenses

Incurred losses and loss adjustment expenses (“LAE”) are charged to operations as incurred. The liability for losses and LAE is based upon individual case estimates for reported claims and a factor for incurred but not reported (“IBNR”) claims. Losses, LAE and related liabilities are reported net of estimated salvage and subrogation. Inherent in the estimate of ultimate losses and LAE are expected trends in claim severity and frequency and other factors which may vary significantly as claims are settled; however, management believes that its aggregate provision for losses and LAE at September 30, 2018 is reasonable and adequate to meet the ultimate net cost of covered losses, but such provision is necessarily based on estimates and the ultimate net cost may vary significantly from such estimates. As adjustments to these estimates become necessary, such adjustments are reflected in current operations.

Insurance Company Assessments

Assessments from various state insurance departments are incurred by the insurance company in the normal course of business. Assessments based upon premium volumes are accrued during the year while non-premium assessments are expensed in the period they are reported to the insurance company. There were no significant assessments incurred during the three and nine months ended September 30, 2018.

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

Amounts recoverable from reinsurers are estimated and recognized in a manner consistent with the claims liabilities arising from reinsured policies and incurred but not reported losses. In entering into reinsurance agreements, management considers a variety of factors including the creditworthiness of reinsurers. In preparing consolidated financial statements, management makes estimates of amounts recoverable from reinsurers, which include consideration of amounts, if any, estimated to be uncollectible. As of September 30, 2018, no amounts were deemed to be uncollectible from reinsurers.

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

Income tax policy

The Company’s insurance subsidiary is taxed at the Federal corporate level applying special rules applicable to property and casualty insurance companies. The insurance company is generally exempt from corporate income tax under state tax law. In lieu of corporate income tax, the insurance company pays a premium tax based on a percentage of direct annual premiums written in each state. The insurance subsidiary will be included in SDI’s consolidated tax return.

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

The Company adopted ASU 2016-01, Financial Instruments (Subtopic 825-10), on January 1, 2018, which provided guidance issued by FASB for the recognition and measurement of financial instruments. The new guidance requires investments in equity securities to be measured at fair value with any changes in valuation reported in net income except for investments that are consolidated or are accounted for under the equity method of accounting. Under prior guidance, the Company reported equity securities, available for sale, at fair value with changes in fair value reported in other comprehensive income. Beginning in 2018, the Company reports equity securities at fair value with changes in fair value reported in the statements of income. The Company had no investments in equity securities as of December 31, 2017, so there was no impact to the consolidated financial statements upon adoption.

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

The Company adopted ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, on January 1, 2018 using the full retrospective method. This ASU requires an entity to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The adoption of this ASU resulted in a reclassification of $0.1 million and $0.2 million from cost of sales and selling, general, and administrative expenses to net periodic benefit (income) expense, excluding service cost, for the three and nine months ended September 30, 2017, respectively.

The Company adopted ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, on January 1, 2018 on a prospective basis. The amendments in this Update allow a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (“TCJA”). Consequently, the amendments eliminate the stranded tax effects resulting from the TCJA and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the TCJA, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this Update also require certain disclosures about stranded tax effects. The adoption of this ASU resulted in a reclassification of stranded tax effects related to the TCJA from accumulated other comprehensive income to retained earnings of less than $0.1 million during the first quarter of 2018.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases. ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less for which there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities and should recognize lease expense for such leases generally on a straight-line basis over the lease term. Certain qualitative disclosures along with specific quantitative disclosures will be required, so that users are able to understand more about the nature of an entity’s leasing activities. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. This ASU allows entities to not recast comparative periods in transition to ASC 842 and instead report the comparative periods presented in the period of adoption under ASC 840. The ASU also includes a practical expedient for lessors to not separate the lease and non-lease components of a contract. The amendments in this ASU are effective in the same time-frame as ASU 2016-02 as discussed above. While the Company is still in the process of quantifying the impact to the consolidated balance sheet upon adoption, the Company expects to report increased assets and liabilities as a result of recognizing right-of-use assets and lease liabilities related to the Company’s operating lease agreements discussed in the Company’s 2017 Annual Report on Form 10-K. However, the Company does not expect adoption of ASU 2016-02 and ASU 2018-11 to have a material impact on its consolidated statements of income as the majority, if not all, of the Company’s leases are expected to remain operating in nature.

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

In June 2018, the FASB issued ASU 2018-07 intended to reduce cost and complexity and to improve financial reporting for nonemployee share-based payments. Currently, the accounting requirements for nonemployee and employee share-based payment transactions are significantly different. This ASU expands the scope of Topic 718, Compensation-Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, Equity-Based Payments to Nonemployees. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of this new standard on its condensed consolidated financial statements.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The final rule is effective for all filings made on or after November 5, 2018.  The staff of the SEC has indicated it would not object if the filer’s first presentation of the changes in shareholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments. The Company anticipates its first presentation of changes in stockholders’ equity as required under the new guidance will be included in its Form 10-Q for the quarter ending March 31, 2019.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies certain disclosure requirements on fair value measurements in ASC 820. This ASU is effective for interim and annual periods beginning after December 15, 2019 and early adoption is permitted. The Company is currently evaluating the effect that ASU 2018-13 will have on its consolidated financial statement disclosures.

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

The transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the tangible and identifiable intangible assets acquired and liabilities assumed were recorded at fair value as of the date of acquisition. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition:

	At January 2, 2018 as reported	Adjustments	At January 2, 2018 as adjusted
	(preliminary)		(preliminary)
Fixed maturities available for sale	$25,386	$-	$25,386
Cash and cash equivalents	12,795	-	12,795
Investment income due and accrued	203	-	203
Premiums receivable	7,158	-	7,158
Property, plant and equipment	408	-	408
Intangible assets	2,100	-	2,100
Other assets	615	-	615
Reserves for losses and loss adjustment expenses	(29,366)	(850)	(30,216)
Unearned premiums	(12,784)	-	(12,784)
Advance premium collected	(651)	-	(651)
Deferred tax liability	(420)	-	(420)
Other liabilities	(3,230)	-	(3,230)
Total net assets acquired	2,214	(850)	1,364
Consideration exchanged	2,500	-	2,500
Goodwill	$286	$850	$1,136

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

The operating results of Maidstone have been included in these condensed consolidated financial statements since its acquisition date on January 2, 2018 and include net revenues of $7.6 million and $22.8 million and net (loss) income of $(0.9) million and $0.3 million for the three and nine months ended September 30, 2018, respectively.

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

On June 1, 2017, at the consummation of the Contribution and Exchange, the SG Parties contributed to SDI 9,842,373 shares of Turning Point Common Stock, representing a 52.1% ownership interest of Turning Point in exchange for 7,335,018 shares of Class A Common Stock of SDI, based on the exchange ratio described above. Immediately after the consummation of the Contribution and Exchange, SDI distributed a dividend of 7,335,018 shares of Class B Common Stock to the SG Parties. As of September 30, 2018, SDI had an ownership interest of 50.4 % in Turning Point.

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

Acquisitions by Turning Point

IVG

On September 5, 2018, Turning Point acquired 100% of the equity interest of IVG for total consideration of $23.7 million satisfied through $14.4 million paid in cash, 153,079 shares of Turning Point common stock with a fair value of $5.3 million, and a $4.0 million note payable to IVG’s former owners (“IVG Note”) which matures 18 months from the acquisition date. All principal and accrued and unpaid interest under the IVG Note is subject to indemnification obligations of the sellers pursuant to the International Vapor Group Stock Purchase Agreement dated as of September 5, 2018. The arrangement includes an additional $4.5 million of earnouts with both performance-based and service-based conditions payable to former IVG owners who became employees of Turning Point as a result of the acquisition. The portion of earnout payments a recipient will receive will be calculated by reference to certain performance metrics not to exceed a two-year period as specified within the acquisition agreement. Turning Point recorded earnout expense of approximately $0.4 million within the consolidated statement of income for the three months ended September 30, 2018, based on the probability of achieving the performance conditions.

IVG markets and sells a broad array of proprietary and third-party vapor products directly to adult consumers through an online platform under brand names such as VaporFi, South Beach Smoke, and Direct Vapor. IVG operates company-owned stores under the VaporFi brand and also operates as a franchisor to franchisee-owned stores. The acquisition of IVG adds a significant business-to-consumer distribution platform to the Turning Point’s NewGen portfolio. As of September 30, 2018, Turning Point had not completed the accounting for the acquisition. The following purchase price and goodwill are based on the excess of the acquisition price over the estimated fair value of the tangible and intangible assets acquired and are based on management’s preliminary estimates.

As of September 30, 2018 (preliminary)
Total purchase price	$24,292
Adjustments to purchase price:
Cash aquired	(391)
Working capital	(245)
Adjusted purchase price	23,656

Assets acquired:
Working capital	2,681
Fixed assets	1,296
Intangible assets	8,140
Capital lease obligation	(169)
Net asset acquired	11,948

Goodwill	$11,708

The goodwill of $11.7 million consists of the synergies and scale expected from combining the operations and is currently deductible for tax purposes.

Vapor Supply

On April 30, 2018, Turning Point purchased the assets of Vapor Supply LLC, vaporsupply.com, and some of its affiliates including the Ecig.com domain through its subsidiary Vapor Acquisitions Company, LLC, for total consideration of $4.8 million paid in cash to strengthen its presence within the NewGen segment. Vapor Supply is a business-to-business e-commerce distribution platform servicing independent retail vape shops. Additionally, Vapor Supply manufactures and markets proprietary e-liquids under the DripCo brand and operates company-owned stores. As of September 30, 2018, Turning Point had not completed the accounting for the acquisition of these assets. The following fair value for working capital (primarily inventory), fixed assets, and trade name are based upon management’s preliminary estimates:

Fair Value

Working capital	$3,181
Fixed assets	498
Trade name	1,121
Total purchase price	$4,800

Pro Forma Information – Maidstone, IVG and Vapor Supply

The following table presents unaudited pro forma information as if the acquisitions of IVG and Vapor Supply, as well as Maidstone, had occurred on January 1, 2017. The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the unaudited proforma information does not reflect management's estimate of any revenue-enhancing opportunities or anticipated cost savings as a result of the integration and consolidation of the IVG acquisition. Amortization of fair value, interest on debt, and income tax adjustments are included in the numbers below.

The operating results of IVG and Vapor Supply have been included in these condensed consolidated financial statements since their acquisition dates and include net sales of $9.7 million, loss before income taxes of less than $0.1 million and net loss of less than $0.1 million for the nine months ended September 30, 2018.

The following shows pro forma amounts for the nine months ended September 30, 2018 and 2017. It does not include adjustments for amounts attributable to noncontrolling interests.

	Pro Forma Consolidated
	Nine months ended September 30,
	2018	2017
Net sales	$306,218	$298,496
Income before income taxes	19,630	18,261
Net income	15,460	14,112

Vapor Shark

In March 2017, Turning Point entered into a strategic partnership with Vapor Shark in which Turning Point committed to make a deposit up to $2.5 million to Vapor Shark in exchange for a warrant to purchase 100% of the equity interest in Vapor Shark on or before April 15, 2018. In the event Turning Point exercised the warrant, Turning Point granted Vapor Shark’s sole shareholder the option to purchase from Vapor Shark the retail stores it owns, effective as of January 1, 2018. In April 2017, Turning Point entered into a management agreement with Vapor Shark whereby Turning Point obtained control of the operations. Turning Point exercised its warrant on June 30, 2017, and obtained 100% ownership of Vapor Shark as of that date for a nominal purchase price. In January 2018, Turning Point finalized an agreement to pay Vapor Shark’s former sole shareholder total consideration of $1.5 million in exchange for terminating his option to purchase the company-owned stores. Turning Point paid Vapor Shark’s former sole shareholder $1.0 million in February 2018 with the remaining $0.5 million to be paid in 24 monthly installments through February 2020.

Note 4.	Investments

Debt Securities

The Company currently classifies all of its investments in debt securities held by Maidstone as available-for-sale and, accordingly, they are carried at estimated fair value. The amortized cost, gross unrealized gains and losses, and fair value of investments in fixed maturity securities at September 30, 2018 are as follows:

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S Treasury and U.S Government	$5,243	$-	$(69)	$5,174
U.S. Tax-exempt municipal	4,670	-	(96)	4,574
Corporate	15,033	6	(208)	14,831
Mortgage and asset-backed securities	9,546	-	(217)	9,329
Total Fixed Maturity Securities	$34,492	$6	$(590)	$33,908

Amortized cost and fair value of fixed maturity securities at September 30, 2018 by contractual maturity are shown below. The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2018
	Amortized Cost	Fair Value
Due in one year or less	$2,957	$2,954
Due after one year through five years	12,423	12,238
Due after five years through ten years	9,160	8,983
Due after ten years	406	403
Mortgage and asset-backed securities	9,546	9,330
Total	$34,492	$33,908

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

At September 30, 2018, fixed maturity securities that were in an unrealized loss position and the length of time that such securities have been in an unrealized loss position, as measured by their prior 12-month fair values, are as follows:

	September 30, 2018
	Less Than 12 Months
	Fair Value	Gross Unrealized Losses
Bonds:
U.S. Treasury and U.S. Government	$5,174	$(69)
U.S. Tax-exempt municipal	4,574	(96)
Corporate bonds	13,475	(208)
Mortgage and asset-backed securities	8,668	(217)
Total Fixed maturities available for sale	$31,891	$(590)

The Company has evaluated the unrealized losses on the fixed maturity securities and determined that they are not attributable to credit risk factors. For fixed maturity securities, losses in fair value are viewed as temporary if the fixed maturity security can be held to maturity and it is reasonable to assume that the issuer will be able to service the debt, both as to principal and interest. The Company did not recognize OTTI losses in the period from January 2, 2018 to September 30, 2018.

Equity Securities

The cost, gross unrealized gains and losses, and fair value of investments in equity securities at September 30, 2018:

	September 30, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Industrial and other	$253	$59	$-	$312
Total Common stock	253	59	-	312

Industrial and other	500	-	(8)	492
Total Preferred stock	500	-	(8)	492

Total Equities	$753	$59	$(8)	$804

Net investment income

The components of net investment income for the period from January 2, 2018 to September 30, 2018 are as follows:

Period from January 2, 2018 to September 30, 2018
Investment income:
Bonds	$520
Common stocks	85
Preferred stocks	4
Cash and cash equivalents	144
Other	-
Total investment income	753
Less: Investment expenses	(74)
Net investment income	$679

For the three months ended September 30, 2018 and for the period from January 2, 2018 to September 30, 2018, Maidstone recognized capital gains related to changes in fair value of $51 on its equity securities and capital losses related to changes in fair value of $5 on its bond securities.

Fair value disclosures

The following tables show how Maidstone’s investments are categorized in the fair value hierarchy as of September 30, 2018:

	September 30, 2018
	Level 1	Level 2	Level 3	Total Fair Value

Common Stock	$312	$-	$-	$312
Preferred Stocks	-	492	-	492
Total Equities:	312	492	-	$804
Fixed Maturities:
U.S. Treasury and U.S. Government	$-	$5,174	$-	$5,174
U.S. Tax-exempt municipal	-	4,574	-	4,574
Corporate	-	14,831	-	14,831
Mortgage and asset-backed securities	-	9,329	-	9,329
Total Fixed Maturities	$-	$33,908	$-	$33,908

There were no transfers between levels during the three months ended September 30, 2018 or from the period from January 2, 2018 to September 30, 2018.

Restricted Assets

The Company is required to maintain assets on deposit, which primarily consist of cash or fixed maturities, with various regulatory authorities to support its insurance operations. The Company’s insurance subsidiaries maintain assets in trust accounts as collateral for or guarantees for letters of credit to third parties.

The following table details the fair value of the Company’s restricted assets as of September 30, 2018:

Assets used for collateral or guarantees:
Deposits with U.S. Regulatory Authorities	$2,613

Note 5.	Derivative Instruments

Foreign Currency

The Company’s policy is to manage the risks associated with foreign exchange rate movements. The policy allows hedging up to 100% of its anticipated purchases of inventory over a forward period that will not exceed 12 rolling and consecutive months. The Company may, from time to time, hedge currency for non-inventory purchases, e.g., production equipment, not to exceed 90% of the purchase price. The Company executed various forward contracts during the three months ended September 30, 2018, none of which met hedge accounting requirements, for the purchase of €2.3 million. The Company executed various forward contracts during the nine months ended September 30, 2018, none of which met hedge accounting requirements, for the purchase of €14.5 million. The Company executed no forward contracts during 2017. At September 30, 2018, and December 31, 2017, the Company had forward contracts for the purchase of €5.5 million and €0 million, respectively.

Interest Rate Swap

The Company’s policy is to manage interest rate risk by reducing the volatility of future cash flows associated with debt instruments bearing interest at variable rates. In March 2018, the Company executed various interest rate swap agreements for a notional amount of $70 million with an expiration of December 2022. The swap agreements fix LIBOR at 2.755%. The swap agreements met the hedge accounting requirements; thus, any change in fair value is recorded to other comprehensive income. The Company uses the Shortcut Method to account for the swap agreements. The Shortcut Method assumes the hedge to be perfectly effective; thus, there is no ineffectiveness to be recorded in earnings. The swap agreements’ fair values at September 30, 2018, resulted in a liability of $0.4 million included in other long-term liabilities.

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

Cash and Cash Equivalents

The Company has used Level 1 inputs to determine the fair value of its cash equivalents. As of September 30, 2018 and December 31, 2017, cost represented fair value of the Company's cash and cash equivalents.

Accounts Receivable

The fair value of accounts receivable approximates their carrying value due to their short-term nature.

2018 Revolving Credit Facility

The fair value of the 2018 revolving credit facility approximates its carrying value as the interest rate fluctuates with changes in market rates.

Note Payable – IVG

The fair value of the IVG Note approximates its carrying value of $4.0 million due to the recency of the note’s issuance, September 5, 2018, relative to the end of the quarter, September 30, 2018.

Long-Term Debt

As all of Turning Point’s long-term debt bears interest at variable rates that fluctuate with market rates, the carrying values of its long-term debt instruments approximate their respective fair values. As of September 30, 2018, the fair values of the 2018 First Lien Term Loan and the 2018 Second Lien Term Loan approximated $156.0 million and $40.0 million, respectively. As of December 31, 2017, the fair values of the 2017 First Lien Term Loans and the 2017 Second Lien Term Loan approximated $140.6 million and $56.1 million, respectively. The fair value of the IVG Note approximates its carrying value of $4.0 million due to the recency of the note’s issuance, September 5, 2018, relative to the end of the quarter, September 30, 2018.

The fair values of Standard Outdoor’s promissory notes issued as partial consideration in the January and February 2018 asset acquisitions approximate their carrying value as the notes were recorded at fair value at the time of the acquisitions.

The fair value of SDI’s term loan debt issued in January 2018 and the additional amount issued in August 2018 approximates its carrying value as the interest rate fluctuates with changes in market rates.

Foreign Exchange

The Company had forward contracts for the purchase of €5.5 million at September 30, 2018. The Company had no forward contracts as of December 31, 2017. The fair value of the foreign exchange forward contracts was based upon the quoted market prices and resulted in an insignificant loss for the three and nine months ended September 30, 2018. The fair value of the foreign exchange contracts resulted in a liability of less than $0.1 million as of September 30, 2018.

Interest Rate Swaps

The Company had swap contracts for a total notional amount of $70 million at September 30, 2018. The Company had no swap agreements outstanding at December 31, 2017. The fair values of the swap contracts are based upon quoted market prices and resulted in a liability of $0.4 million as of September 30, 2018.

Note 7.	Inventories

The components of inventories are as follows:

	September 30, 2018	December 31, 2017
Raw materials and work in process	$3,285	$2,545
Leaf tobacco	34,873	30,308
Finished goods - smokeless products	7,313	5,834
Finished goods - smoking products	13,604	14,110
Finished goods - electronic / vaporizer products	35,103	14,532
Other	722	1,290
	94,900	68,619
LIFO reserve	(5,467)	(5,323)
	$89,433	$63,296

The inventory valuation allowance was $1.1 million and $0.5 million as of September 30, 2018 and December 31, 2017, respectively.

Note 8.	Property, Plant and Equipment

Property, plant and equipment consists of:

	September 30, 2018	December 31, 2017
Land	$22	$22
Building and improvements	2,320	2,072
Leasehold improvements	2,064	1,873
Machinery and equipment	13,275	12,635
Advertising structures	17,913	329
Furniture, fixtures and other	4,944	3,821
	40,538	20,752
Accumulated depreciation	(12,470)	(11,580)
	$28,068	$9,172

Note 9.	Other Current Assets

Other current assets consist of:

	September 30, 2018	December 31, 2017
Inventory deposits	$9,251	$3,797
Other	5,747	7,054
	$14,998	$10,851

On May 18, 2018, Turning Point entered into an arrangement with a supplier which manufactures and distributes vapor products whereby the supplier received a $6.5 million loan with a maturity date of May 18, 2019. The note was secured by the supplier’s assets and accrued interest at an annual rate of 15% with quarterly interest payments due to the Company which began in August 2018. In September 2018, the supplier repaid the full outstanding balance of the loan in addition to a $1.0 million early termination fee which was recorded as a reduction to selling, general, and administrative expenses.

Note 10.	Accrued Liabilities

Accrued liabilities consist of:

	September 30, 2018	December 31, 2017
Accrued payroll and related items	$4,142	$5,683
Customer returns and allowances	2,353	2,707
Other	11,841	11,624
	$18,336	$20,014

Note 11.	Liability for Losses and Loss Adjustment Expenses

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

Activity in the liability for losses and LAE is summarized as follows:

Period from January 2, 2018 to September 30, 2018
Reserve for losses and LAE at January 2, 2018	$30,216
Provision for claims, net of insurance:
Incurred related to:
Current year	17,007
Total incurred	17,007
Deduct payment of claims, net of reinsurance:
Paid related to:
Prior year	11,815
Current year	10,667
Total paid	22,482
Reserve for losses and LAE at September 30, 2018	$24,741

The components of the net liability for losses and LAE are as follows:

As of September 30, 2018
Case basis reserves	$16,343
Incurred but not reported reserves	8,398
Total	$24,741

Note 12.	Reinsurance

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

Period from January 2, 2018 to September 30, 2018
Written premiums	$89
Premiums earned	$80

Maidstone remains obligated for amounts ceded in the event the reinsurer cannot meet its obligation when they become due.

Maidstone evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurance to minimize exposure to significant losses from reinsurance insolvency. At September 30, 2018, management did not believe there was a risk of loss as a result of a concentration of risk in its reinsurance program.

At September 30, 2018, Maidstone had no net unsecured reinsurance recoverable from individual unaffiliated reinsurers, which were equal to or greater than 3% of surplus.

Note 13.	Notes Payable and Long-Term Debt

Notes payable and long-term debt consists of the following:

	September 30, 2018	December 31, 2017
2018 First Lien Term Loan	$156,000	$-
2018 Second Lien Term Loan	40,000	-
SDI Crystal Term Loan	15,000	-
Standard Outdoor Promissory Notes	9,950	-
2017 First Lien First Out Term Loan	-	105,875
2017 First Lien Second Out Term Loan	-	34,738
2017 Second Lien Term Loan	-	55,000
Note payable - IVG	4,000	-
Note payable - VaporBeast	-	2,000
Total Notes Payable and Long-Term Debt	224,950	197,613
Less deferred finance charges	(5,224)	(3,573)
Less current maturities	(9,299)	(7,850)
	$210,427	$186,190

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

The 2018 Credit Facility contains customary events of default including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, and change in control defaults. The 2018 Credit Facility also contains certain negative covenants customary for facilities of these types including covenants that, subject to exceptions described in the 2018 Credit Facility, restrict Turning Point’s and its subsidiary guarantors’ ability: (i) to pledge assets, (ii) to incur additional indebtedness, (iii) to pay dividends, (iv) to make distributions, (v) to sell assets, and (vi) to make investments. Refer to Note 15. Stockholders’ Equity for further information regarding dividend restrictions.

2018 First Lien Credit Facility

The 2018 First Lien Term Loan and the 2018 Revolving Credit Facility bear interest at LIBOR plus a spread of 2.75% to 3.50% based on Turning Point’s senior leverage ratio. The 2018 First Lien Term Loan has quarterly required payments of $2.0 million beginning June 30, 2018, increasing to $3.0 million on June 30, 2020, and increasing to $4.0 million on June 30, 2022. The 2018 First Lien Credit Facility has a maturity date of March 7, 2023. The 2018 First Lien Term Loan is secured by a first priority lien on substantially all of the assets of the borrowers and the guarantors thereunder, including a pledge of Turning Point’s capital stock, other than certain excluded assets (the “Collateral”). The 2018 First Lien Credit Facility contains certain financial covenants including maximum senior leverage ratio of 3.50x with step-downs to 3.00x, a maximum total leverage ratio of 4.50x with step-downs to 4.00x, and a minimum fixed charge coverage ratio of 1.20x. The weighted average interest rate of the 2018 First Lien Term Loan was 5.49 % at September 30, 2018. The weighted average interest rate of the 2018 Revolving Credit Facility was 6.36 % at September 30, 2018. At September 30, 2018, Turning Point had $30.0 million of borrowings outstanding under the 2018 Revolving Credit Facility. The $20.0 million unused portion of the 2018 Revolving Credit Facility is reduced by a $0.5 million letter of credit with Fifth Third Bank, resulting in $19.5 million of availability under the 2018 Revolving Credit Facility at September 30, 2018.

2018 Second Lien Credit Facility

The 2018 Second Lien Credit Facility bears interest at a rate of LIBOR plus 7.00% and has a maturity date of March 7, 2024. The 2018 Second Lien Term Loan is secured by a second priority interest in the Collateral and is guaranteed by the same entities as the 2018 First Lien Term Loan. The 2018 Second Lien Credit Facility contains certain financial covenants including a maximum senior leverage ratio of 3.75x with step-downs to 3.50x, a maximum total leverage ratio of 4.75x with step-downs to 4.50x, and a minimum fixed charge coverage ratio of 1.10x. The weighted average interest rate of the 2018 Second Lien Term Loan was 9.15 % at September 30, 2018.

Note Payable – IVG

In September 2018, Turning Point issued a note payable to IVG’s former shareholders (“IVG Note”). The IVG Note is $4.0 million principal with 6.0% interest compounding annually and matures on March 5, 2020.

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

Note Payable – VaporBeast

On November 30, 2016, Turning Point issued a note payable to VaporBeast’s shareholders (“VaporBeast Note.”) The VaporBeast Note was $2.0 million principal with 6% interest compounded monthly and matured on May 30, 2018, at which time it was paid in full.

SDI and Standard Outdoor

On February 2, 2018, SDI and its Standard Outdoor advertising subsidiaries (the “Borrowers”) entered into a term loan agreement with Crystal Financial LLC (“Crystal Term Loan”). The Crystal Term Loan provides for an initial term loan of $10.0 million and a commitment to provide additional term loans of up to $15.0 million. Subject to the satisfaction of certain conditions, the Company may request an additional increase in the commitment of up to $25.0 million. The proceeds were used to finance a portion of the acquisition of certain billboard structures, fund certain fees and expenses, and provide working capital for the Borrowers. Any incremental term loans will be used to finance permitted acquisitions. The Crystal Term Loan bears interest at a rate equal to the three-month “Libor Rate” as published in The Wall Street Journal plus 7.25%. Interest under the Crystal Term Loan Agreement is payable monthly and is also subject to an agency fee of $50,000, payable upon execution of the Term Loan Agreement, and annually thereafter. In addition, the Crystal Term Loan was subject to a one-time commitment fee of $350,000, which was paid upon execution of the term loan agreement. The principal balance is payable at maturity, on February 2, 2023. In August 2018, the Company borrowed an additional $5.0 million under the Crystal Term Loan. This borrowing is subject to the same terms as the initial borrowing.

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

With respect to the maintenance of at least $3.0 million in unrestricted cash and cash equivalents in accounts subject to control agreements in favor of the Agent, the Company has approximately $12.2 million in unrestricted cash and cash equivalents at September 30, 2018 in those accounts.

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

Interest expense related to the Standard Outdoor loans of $0.2 million and $0.6 million, including amortization of the discount, was recorded for the three months and nine months ended September 30, 2018, respectively.

Note 14.	Pension and Postretirement Benefit Plans

Turning Point has a defined benefit pension plan. Benefits for the hourly employees’ plan were based on a stated benefit per year of service, reduced by amounts earned in a previous plan. Benefits for the salaried employees’ plan were based on years of service and the employees’ final compensation. The defined benefit pension plan is frozen. Turning Point’s policy is to make the minimum amount of contributions that can be deducted for federal income taxes. Turning Point expects to make no contributions to the pension plan in 2018. In the second quarter of 2018, Turning Point made mutually agreed upon lump-sum payments to certain individuals covered by the defined benefit pension plan which resulted in a curtailment loss of approximately $0.3 million during the second quarter of 2018.

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

The following tables provides the components of net periodic pension and postretirement benefit costs and total costs for the plans:

	Three months ended September 30,
	Pension Benefits		Post-Retirement Benefits
	2018	2017	2018	2017
Service cost	$26	$26	$-	$-
Interest cost	135	164	30	36
Expected return on plan assets	(221)	(256)	-	-
Amortization of (gains) losses	33	114	(21)	-
Net periodic benefit cost (income)	$(27)	$48	$9	$36

	Nine months ended September 30,
	Pension Benefits		Post-Retirement Benefits
	2018	2017	2018	2017
Service cost	$78	$78	$-	$-
Interest cost	419	484	88	108
Expected return on plan assets	(728)	(768)	-	-
Amortization of (gains) losses	153	350	(61)	-
Curtailment loss	306	-	-	-
Net periodic benefit cost	$228	$144	$27	$108

Note 15.	Stockholders’ Equity

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

In addition, under the Fifth Amended and Restated Certificate of Incorporation, which became effective at the time of the Contribution and Exchange, the number of authorized shares of the Company’s Common Stock, $0.01 par value per share, was increased from 50,000,000 to 330,000,000, of which 300,000,000 are Class A Common Stock and 30,000,000 are Class B Common Stock. Shares of Class A Common Stock and Class B Common Stock have the same rights and powers, rank equally (including as to dividends and distributions, and upon any liquidation, dissolution or winding up of the Company), share ratably and are identical in all respects and as to all matters. The holders of shares of Class A Common Stock and Class B Common Stock will vote together as a single class on all matters (including the election of directors) submitted to a vote or for the written consent of the stockholders of the Company. Each holder of Class A Common Stock has the right to one vote per share of Class A Common Stock and each holder of Class B Common Stock has the right to ten votes per share of Class B Common Stock. The shares of Class B Common Stock are convertible into shares of Class A Common Stock automatically upon the transfer of such shares of Class B Common Stock, with certain exceptions, or upon the affirmative vote of holders of two-thirds of the then-outstanding shares of Class B Common Stock or voluntarily by the holder of such shares of Class B Common Stock. During the nine months ended September 30, 2018, 222,880 shares of Class B Common Stock were converted to Class A Common Stock.

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

Common Stock Repurchase Program

On June 29, 2017, the Company’s Board of Directors authorized a program, effective immediately, to repurchase over a period of twelve months shares of the Company’s Class A Common Stock or Class B Common Stock, par value $0.01 per share, constituting, in the aggregate, up to 5% of the outstanding shares of Common Stock. Shares of the Common Stock may be repurchased in the open market or through negotiated transactions. The program may be terminated or suspended at any time at the discretion of the Company. No repurchases of Common Stock were made pursuant to this program since its authorization. The Crystal Term Loan, as described in Note 13. Notes Payable and Long-Term Debt, generally prohibits such repurchases of the Company’s Common Stock.

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

In August 2018, the Company commenced an at-the-market continuous equity offering program (the “ATM Program”) through which the Company may, from time to time, issue and sell shares of its Class A common stock having an aggregate offering price of up to $6.7 million. During the three and nine months ended September 30, 2018, the Company sold an aggregate of 209,370 shares of common stock at a weighted average price of $16.37 per share under the ATM Program, receiving net proceeds, after offering costs and commissions, of $3.2 million.

Turning Point Dividends

On November 9, 2017, the Board of Directors of Turning Point approved the initiation of a cash dividend to its shareholders. The initial quarterly dividend of $0.04 per common share was paid on December 15, 2017 to shareholders of record at the close of business on November 27, 2017 and $0.4 million was paid to noncontrolling interest holders as a result of this dividend. The most recent dividend of $0.04 per common share was paid on October 12, 2018, to shareholders of record at the close of business on September 21, 2018 and $0.4 million was paid to noncontrolling interest holders as a result of this dividend.

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

Note 16.	Share-Based Compensation

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

Including the share-based compensation expense of SDI’s subsidiaries, there was share-based compensation expense of $0.6 million and $1.6 million recorded for the three and nine months ended September 30, 2018, respectively, and $0.3 million and $0.6 million for the three and nine months ended September 30, 2017. This expense is a component of selling, general and administrative expense.

No options of SDI were exercised in the three and nine month periods ended September 30, 2018 and 2017.

Stock option activity is summarized as follows:

	Number of Shares	Price Range			Weighted Average Remaining Contractual term	Aggregate Intrinsic Value
Balance, January 1, 2018	7,463	$31.00	-	$56.25
Granted	-
Cancelled	(5,000)	31.00	-	56.25
Forfeited	-
Balance, September 30, 2018	2,463	31.00	-	46.25	2.0 years	$-
Vested and exercisable at September 30, 2018	2,463	$31.00	-	$46.25	2.0 years	$-

The following table provides additional information about the Company’s stock options outstanding and exercisable at September 30, 2018:

	Options Outstanding				Options Exercisable
		Weighted Average				Wtd. Average
Range of Exercise Prices	Number of Shares	Remaining Contractual Life		Exercise Price	Number of Shares	Exercise Price
$31.00 - $31.25	1,400	2.6	Years	$31.18	1,400	$31.18
$45.25 - $46.25	1,063	1.1	Years	$45.63	1,063	$45.63
$31.00 - $46.25	2,463	2.0	Years	$37.41	2,463	$37.41

The Company grants restricted stock awards (“RSAs”) which is the right to receive shares. The fair value of RSAs is based on the market price for the stock at the date of grant. During the nine months ended September 30, 2018, the Company granted employees of the Company 103,948 shares of restricted stock with vesting terms ranging from 1-3 years. In addition, the Company granted 18,834 shares of restricted stock with immediate vesting to individuals for services performed.

The following table summarizes the changes in non-vested RSAs for the nine months ended September 30, 2018:

	Shares	Weighted Average Grant Date Fair Value
Non-vested RSAs at January 1, 2018	119,102	$10.62
Granted	122,782	10.95
Vested	(62,304)	10.70
Cancelled/Forfeited	(37,203)	10.70
Non-vested RSAs at September 30, 2018	142,377	$10.85

As of September 30, 2018, there was $1.3 million of total unrecognized stock-based compensation expense, related to restricted stock awards, which will be recognized over the weighted-average remaining vesting period of 1.9 years.

Note 17.	Income Taxes

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

SDI has recorded a full valuation allowance as of September 30, 2018, offsetting its U.S. federal and state net deferred tax assets which primarily represent net operating loss carry forwards (“NOLs”). At September 30, 2018, the Company’s management concluded, based upon the evaluation of all available evidence, that it is more likely than not that the U.S. federal and state net deferred tax assets will not be realized.  Due to the reverse acquisition transaction with Turning Point, the Company determined that SDI has experienced a “change in control” as defined in Internal Revenue Code Section 382, which will result in an annual limitation on SDI’s utilization of NOLs in future periods.  The Company is currently evaluating the effects of Section 382 on SDI’s future utilization of its NOLs. The Company’s income tax expense for the three and nine months ended September 30, 2018, which reflects only the results of Turning Point.  Turning Point’s effective income tax rate for the three and nine months ended September 30, 2018, was 15% and 17%, respectively which includes tax deductions of $3.3 million and $5.2 million, respectively, for the three and nine months ended September 30, 2018, relating to stock option exercises. Turning Point’s effective income tax rate for the three and nine months ended September 30, 2018, also reflected a tax benefit of $0.4 million primarily related to Kentucky corporate income tax changes enacted in April 2018. The significant impacts to the Company regarding the Kentucky changes included a reduction of the corporate tax rate from 6% to 5% and moving to a single sales factor apportionment formula for tax years beginning on and after January 1, 2018.

The Company follows the provisions of ASC 740-10-25, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A tax position must be more-likely-than-not to be sustained upon examination by taxing authorities for those benefits to be recognized. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As of September 30, 2018, SDI had approximately $523 of unrecognized tax benefits under the provisions of ASC 740-10-25, $517 of which were recorded as a reduction to existing net operating loss and tax credit carry forwards, and therefore require no accrual for interest or penalty. The remaining $6 includes de minimis interest and penalties where required. SDI does not expect that the total amount of unrecognized tax benefits related to positions taken in prior periods will change significantly during the next twelve months. Turning Point has determined that it did not have any uncertain tax positions requiring recognition under the provisions of ASC 740-10-25. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions, if any, as part of interest expense. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. For federal purposes, SDI’s post-2001 tax years remain open to examination as a result of net operating losses generated during those years that are carried forward to be potentially utilized in future years. For state purposes, the statute of limitations for SDI remains open in a similar manner for states that have generated NOLs. In general, Turning Point is no longer subject to U.S. federal and state tax examinations for years prior to 2014.

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

Note 18.	Contingencies

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

The Company’s fixed income investment portfolio is managed in accordance with guidelines that have been tailored to meet specific investment strategies, including standard of diversification, which limit the allowable holdings to any single issue. The Company reported no investment in excess of 10% of the Company’s surplus at September 30, 2018, other than investments issued or guaranteed by the United States government or its agencies.

Note 19.	Earnings Per Share

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

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and the weighted average effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock options and restricted stock awards and the dilutive effect of such awards is reflected in diluted earnings per share by application of the treasury stock method. Due to the reverse acquisition, the basic weighted average number of common shares outstanding for the three and nine months ended September 30, 2017 has been calculated using Turning Point’s historical weighted average number of common shares outstanding multiplied by the conversion ratio used in the reverse acquisition. For the three and nine months ended September 30, 2018, the basic weighted average shares outstanding has been calculated using the number of common shares outstanding of SDI from January 1, 2018 through September 30, 2018.

The following tables set forth the computation of basic and diluted net income per share of Class A and Class B common stock (in thousands, except share amounts and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic net income attributable to SDI per common share calculation:
Net income attributable to SDI	$1,367	$2,750	$5,417	$9,530

Weighted average Class A common shares outstanding – basic	8,778,850	8,306,108	8,647,978	11,464,539
Weighted average Class B common shares outstanding – basic	7,898,562	8,093,688	7,970,845	11,389,223
Weighted average common shares outstanding – basic	16,677,412	16,399,796	16,618,823	22,853,762
Net income attributable to SDI per share of common stock – basic	$0.08	$0.17	$0.33	$0.42

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Diluted net income attributable to SDI per common share calculation:
Net income attributable to SDI	$1,367	$2,750	$5,417	$9,530
Impact of subsidiary dilutive securities (1)	(93)	(93)	(233)	(155)
Net income attributable to SDI - diluted	$1,274	$2,657	$5,184	$9,375

Weighted average Class A common shares outstanding – basic	8,778,850	8,306,108	8,647,978	11,464,539
Weighted average Class B common shares outstanding – basic	7,898,562	8,093,688	7,970,845	11,389,223
Dilutive impact of stock options and restricted stock awards	64,248	10,876	42,986	27,179
Weighted average common shares outstanding – diluted	16,741,660	16,410,672	16,661,809	22,880,941
Net income attributable to SDI per share of common stock – diluted	$0.08	$0.16	$0.31	$0.41

(1)
The Company records an adjustment to net income in the relevant period for the dilutive impact of subsidiary stock-based awards on the Company’s reported net income for purposes of calculating income per share.

The following outstanding securities at September 30, 2018 have been excluded from the computation of diluted weighted average shares outstanding, as they are anti-dilutive:

September 30, 2018
Stock options	2,463

Note 20.	Segment Information

In accordance with ASC 280, Segment Reporting, the Company has five reportable segments. Three of the Company’s segments are also those of Turning Point: (1) Smokeless products; (2) Smoking products; and (3) NewGen products. The smokeless products segment (i) manufactures and markets moist snuff and (ii) contracts for and markets chewing tobacco products. The smoking products segment (i) imports and markets cigarette papers, tubes, and related products; (ii) imports and markets finished cigars, MYO cigar tobaccos, and cigar wraps; and (iii) processes, packages, markets, and distributes traditional pipe tobaccos. The NewGen products segment (i) markets and distributes e-cigarettes, e-liquids, vaporizers, and certain other products without tobacco and/or nicotine; (ii) distributes a wide assortment of vaping products to non-traditional retail outlets via VaporBeast, Vapor Shark, Vapor Supply, and IVG; and (iii) distributes a wide assortment of vaping related products to individual consumers via Vapor Shark, Vapor World, and VaporFi branded retail outlets in addition to online platforms.

The Company’s smoking and smokeless products are distributed primarily through wholesale distributors in the United States while the NewGen products are distributed primarily through e-commerce to non-traditional retail outlets in the United States.

Beginning in the first quarter of 2018, as a result of the recently completed acquisition of an insurance company, the Company has an additional segment, Insurance. The Insurance segment represents the Company’s property and casualty insurance business, operated through Maidstone, a New York domiciled seller of auto and personal lines.

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

The tables below present financial information about reported segments:

	Three Months Ended September 30,
	2018	2017
Revenues
Smokeless Products	$21,743	$21,294
Smoking Products	28,079	26,860
NewGen Products	33,527	25,186
Insurance	7,560	-
Other (4)	686	12
	$91,595	$73,352

Operating Income
Smokeless Products (1)	$4,114	$6,036
Smoking Products (2)	8,595	8,958
NewGen Products (3)	371	(535)
Insurance	(909)	-
Other (4)	(1,282)	(1,099)
	$10,889	$13,360

Interest expense	(4,450)	(4,023)
Interest and investment income	243	157
Net periodic benefit income (expense), excluding service cost	45	(58)
Income before income taxes	$6,727	$9,436

Capital Expenditures
Smokeless Products	$251	$446
NewGen Products	274	39
Insurance	20	-
	$545	$485

Depreciation and amortization
Smokeless products	$342	$341
NewGen Products	343	255
Insurance	51	-
Other(4)	375	8
	$1,111	$604

(1)	Includes Turning Point allocated corporate charges of $1,748 and $1,734 for the three months ended September 30, 2018 and 2017, respectively.
(2)	Includes Turning Point allocated corporate charges of $2,266 and $2,187 for the three months ended September 30, 2018 and 2017, respectively.
(3)	Includes Turning Point allocate corporate charges of $2,168 and $2,061 for the three months ended September 30, 2018 and 2017, respectively.
(4)	“Other” includes sales and operating income that is not assigned to the four other reportable segments, such as sales and operating income of SDI and Standard Outdoor.

	Nine Months Ended September 30,
	2018	2017

Revenues
Smokeless Products	$66,900	$63,563
Smoking Products	84,403	81,056
NewGen Products	87,089	67,595
Insurance	22,775	-
Other (4)	1,764	12
	$262,931	$212,226

Operating Income
Smokeless Products (1)	$15,040	$15,256
Smoking Products (2)	24,270	25,663
NewGen Products (3)	(1,437)	(1,916)
Insurance	259	-
Other (4)	(4,104)	(1,654)
	$34,028	$37,349

Interest expense	(12,556)	(13,002)
Interest and investment income	620	369
Loss on extinguishment of debt	(2,384)	(6,116)
Net periodic benefit expense, excluding service cost	(176)	(174)
Income before income taxes	$19,532	$18,426

Capital Expenditures
Smokeless Products	$1,140	$973
NewGen Products	388	79
Insurance	63	-
	$1,591	$1,052

Depreciation and amortization
Smokeless products	$1,014	$1,046
NewGen Products	1,139	672
Insurance	163	-
Other (4)	936	8
	$3,252	$1,726

(1)	Includes Turning Point allocated corporate charges of $6,010 and $5,324 for the nine months ended September 30, 2018 and 2017, respectively.
(2)	Includes Turning Point allocated corporate charges of $7,585 and $6,789 for the nine months ended September 30, 2018 and 2017, respectively.
(3)	Includes Turning Point allocated corporate charges of $6,948 and $5,662 for the nine months ended September 30, 2018 and 2017, respectively.
(4)	“Other” includes sales and operating income that is not assigned to the four other reportable segments, such as sales and operating income of SDI and Standard Outdoor.

	September 30, 2018	December 31, 2017
Assets
Smokeless Products	$100,199	$94,559
Smoking Products	141,129	141,869
NewGen Products	94,020	44,914
Insurance	53,403	-
Other (1)	31,812	17,372
	$420,563	$298,714

(1)	“Other” includes the assets that are not assigned to the four other reportable segments. All goodwill has been allocated to reportable segments.

Revenue Disaggregation

Revenues of the Smokeless and Smoking segments are 100% comprised of sales made to wholesalers while NewGen sales are made to wholesalers, retailers, and ultimate end-customers. NewGen net sales are broken out by sales channel below.

	NewGen Segment
	Three Months Ended September 30,
	2018	2017

Wholesalers	$1,892	$2,818
Retail outlets	24,756	19,994
End-customers	6,879	2,374
Other	-	-
	$33,527	$25,186

	NewGen Segment
	Nine Months Ended September 30,
	2018	2017

Wholesalers	$6,572	$7,971
Retail outlets	65,470	53,770
End-customers	15,047	5,854
	$87,089	$67,595

Net Sales - Domestic and Foreign

The table below presents a breakdown of domestic and foreign net sales, excluding revenues from the Insurance segment, which are all domestic, for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017
Domestic	$79,215	$69,496
Foreign	4,820	3,856
Net Sales	$84,035	$73,352

	Nine Months Ended September 30,
	2018	2017
Domestic	$228,590	$203,222
Foreign	11,566	9,004
Net Sales	$240,156	$212,226

Note 21.	Related Party Transactions

SDI engaged the services of Pine Hill Group, LLC (“Pine Hill Group”) and Edward J. Sweeney to serve as interim Chief Financial Officer effective May 31, 2017. Mr. Sweeney carries out his role as interim Chief Financial Officer of the Company pursuant to an agreement between the Company and Pine Hill Group. Mr. Sweeney is one of the managing members of Pine Hill Group. The agreement outlines the scope of responsibilities of Pine Hill Group, as well as Mr. Sweeney’s role. These include, but are not limited to, services provided to the Company as interim Chief Financial Officer, controllership services, technical accounting and financial reporting services, and risk, valuation and transaction advisory services. Pine Hill Group is compensated at an hourly rate for performing services pursuant to the agreement. Pine Hill Group is responsible for all payments to Mr. Sweeney. As a result, Mr. Sweeney has received no direct compensation from the Company and the amount of aggregate payments made to Pine Hill Group is based on the amount of work performed on the Company’s behalf by all Pine Hill Group employees. During the three and nine months ended September 30, 2018, the Company incurred expenses of $0.2 million and $1.0 million, respectively, related to services provided by Pine Hill Group.

Note 22.	Statutory Information

Maidstone is subject to insurance laws and regulations in the jurisdictions in which it operates. These regulations include certain restrictions on the amount of dividends or other distributions available.

Under the insurance laws of New York State, insurance companies are restricted (on basis of lower of 10% of the company’s statutory surplus at the end of the preceding twelve-month period or 100% of the company’s adjusted net investment income for the prior twelve-month period) as to the amount of dividends they may declare or pay in any twelve-month period without prior approval of the New York Department of Financial Services (the “NYDFS”). As of September 30, 2018, the maximum amount of dividends that may be paid without approval of the NYDFS is $0. Further, under New York State law, companies may pay cash dividends only from earned surplus on a statutory basis. No dividends were declared or paid by Maidstone during the nine months ended September 30, 2018.

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

Statutory combined capital and surplus and net loss of Maidstone at September 30, 2018 was as follows (in thousands):

September 30, 2018
Statutory capital and surplus	$8,569
Statutory loss	$(4,009)

Note 23.	Subsequent Events

On November 1, 2018, the Company entered into a Stock Purchase Agreement to acquire Century Casualty Company, a Georgia domiciled insurance company with licenses in Georgia and Alabama, for approximately $1.8 million to be paid in shares of the Company’s Class A common stock. The transaction is subject to regulatory approval by the Georgia Insurance Commissioner and is expected to close in the first quarter of 2019.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward looking statements reflecting the current expectations of Standard Diversified Inc. and its subsidiaries (the “Company” or “SDI”). In addition, when used in this quarterly report, the words “anticipate,” “enable,” “estimate,” “intend,” “expect,” “believe,” “potential,” “may,” “will,” “should,” “project” and similar expressions as they relate to the Company are intended to identify said forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, which may cause actual results to differ from those anticipated at this time. Such risks and uncertainties include the factors described below under Item 1A of Part II of this Form 10-Q and other reports filed with the Securities and Exchange Commission from time to time, as well as:

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

Overview

We are a holding company. Our subsidiaries are engaged in the following lines of business:

•	Other tobacco products (Turning Point Brands, Inc. (“Turning Point”), a 50.4 % owned subsidiary);
•	Outdoor advertising (Standard Outdoor LLC (“Standard Outdoor”), a wholly owned subsidiary), beginning in July 2017; and
•	Insurance (Pillar General Inc. (“Pillar General”), a wholly owned subsidiary), beginning in January 2018.

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

Recent Developments

On November 1, 2018, we entered into a Stock Purchase Agreement to acquire Century Casualty Company, a Georgia domiciled insurance company with licenses in Georgia and Alabama, for approximately $1.8 million to be paid in shares of our Class A common stock. The transaction is subject to regulatory approval by the Georgia Insurance Commissioner and is expected to close in the first quarter of 2019.

On October 2, 2018, VMR Products LLC (“VMR”), the supplier of V2 e-cigarettes to Turning Point under a long-term exclusive agreement for retail brick and mortar distribution and sales, was purchased by Juul Labs for a reported $75 million. Turning Point’s contract anticipated such an event and affords an acquirer of VMR the right to terminate the contract, subject to certain terms and conditions including product buyback requirements and a termination payment based on the purchase price. On November 6, 2018, Turning Point received a letter from VMR, now owned by Juul Labs, stating that it would no longer accept orders and that Turning Point is permitted to continue to sell-through any V2 inventory. Turning Point’s net sales of V2 products were $5.5 million for the nine months ended September 30, 2018. Turning Point has sufficient inventory on hand to satisfy sales through the first quarter of 2019. Thereafter, Turning Point intends to replace these volumes with new initiatives.

In September 2018, Turning Point acquired IVG for total consideration of $23.7 million satisfied through $14.4 million paid in cash, 153,079 shares of common stock with a fair value of $5.3 million, and a $4.0 million note payable to IVG’s former owners (“IVG Note”) which matures 18 months from the acquisition date. All principal and accrued and unpaid interest under the IVG Note is subject to indemnification obligations of the sellers pursuant to the International Vapor Group Stock Purchase Agreement dated as of September 5, 2018. The arrangement includes an additional $4.5 million of earnouts with both performance-based and service-based conditions payable to former IVG owners who became employees of Turning Point as a result of the acquisition. The portion of earnout payments a recipient will receive will be calculated by reference to certain performance metrics not to exceed a two-year period as specified within the acquisition agreement. Turning Point recorded earnout expense of approximately $0.4 million within the consolidated statement of income for the three months ended September 30, 2018, based on the probability of achieving the performance conditions.

IVG markets and sells a broad array of proprietary and third-party vapor products directly to adult consumers through an online platform under brand names such as VaporFi, South Beach Smoke, and Direct Vapor. IVG operates company-owned stores under the VaporFi brand and also operates as a franchisor to franchisee-owned stores. The acquisition of IVG adds a significant business-to-consumer distribution platform to the Company’s NewGen portfolio. Refer to Note 3 of Notes to Consolidated Financial Statements for more details regarding the IVG acquisition.

On August 13, 2018, we commenced the ATM Program through which we may, from time to time, issue and sell shares of our Class A common stock having an aggregate offering price of up to $6.7 million under an S-3 Registration Statement filed with the Securities and Exchange Commission in July 2018. During the three and nine months ended September 30, 2018, we sold an aggregate of 209,370 shares of common stock at a weighted average price of $16.37 per share under the ATM Program, receiving net proceeds, after offering costs and commissions, of $3.2 million.

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

On February 2, 2018, SDI entered into a term loan agreement with Crystal Financial LLC (“Crystal Term Loan”). The Crystal Term Loan provides for an initial term loan of $10.0 million and a commitment to provide additional term loans of up to $15.0 million. The initial proceeds were used to finance a portion of the acquisition of certain billboard structures, fund certain fees and expenses, and provide working capital for SDI. In August 2018, SDI borrowed an additional $5.0 million under the Crystal Term Loan. This borrowing is subject to the same terms as the initial borrowing.

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

Turning Point operates in three segments: Smokeless products, Smoking products and NewGen products. In its Smokeless products segment, Turning Point (i) manufactures and markets moist snuff and (ii) contracts for and markets loose leaf chewing tobacco products. In its Smoking products segment, Turning Point (i) markets and distributes cigarette papers, tubes, and related products; (ii) markets and distributes finished cigars and MYO cigar wraps; and (iii) processes, packages, markets, and distributes traditional pipe tobaccos. In its NewGen products segment, Turning Point (i) markets and distributes e-cigarettes, e-liquids, vaporizers, and certain other products without tobacco and/or nicotine; (ii) distributes a wide assortment of vaping related products to non-traditional retail via VaporBeast, Vapor Shark, Vapor Supply, and IVG; and (iii) distributes a wide assortment of vaping related products to individual consumers via Vapor Shark, Vapor World, and VaporFi branded retail outlets in addition to online platform. Refer to the ‘Recent Developments’ section below for details regarding the Vapor Supply and IVG acquisitions.

Turning Point’s portfolio of brands includes some of the most widely recognized names in the OTP industry such as Stoker’s® in the Smokeless segment, Zig-Zag® in the Smoking segment, and VaporBeast® in the NewGen segment.

Turning Point’s core tobacco business (smokeless and smoking segments) primarily generates revenues from the sale of its products to wholesale distributors who, in turn, resell them to retail operations. The acquisition of VaporBeast in the fourth quarter 2016 expanded its revenue streams as they began selling directly to non-traditional retail outlets and to ultimate consumers via non-traditional retail outlets as well. Turning Point’s acquisition of Vapor Shark in the second quarter of 2017, Vapor Supply in the second quarter 2018, and IVG in the third quarter of 2018 have further expanded its selling network by allowing them to directly reach ultimate consumers through Vapor Shark, Vapor World, and VaporFi branded retail outlets. Turning Point’s net sales, which include federal excise taxes, consist of gross sales net of cash discounts, returns, and selling and marketing allowances.

Turning Point relies on long-standing relationships with high-quality, established manufacturers to provide the majority of its produced products. Approximately 85% of Turning Point production, as measured by net sales, is outsourced to suppliers. The remaining 15% represents Turning Point’s moist snuff tobacco operations located in Dresden, TN and Louisville, KY, the packaging of its pipe tobacco in Louisville, KY, and the proprietary  e-liquids operations located in Oklahoma City, OK, Louisville, KY, and Miami, FL. Turning Point’s principal operating expenses include the cost of raw materials, used to manufacture the limited number of its products which it produces in-house; the cost of finished products, which are generally purchased goods; federal excise taxes; legal expenses; and compensation expenses, including benefits and costs of salaried personnel. Turning Point’s other principal expenses include interest expense among other expenses.

Overview of Standard Outdoor

Standard Outdoor is an out-of-home advertising business. Revenues include outdoor advertising revenues, while operating expenses primarily include compensation costs, depreciation and rent expense.

Overview of Pillar General

As described above under Recent Developments, on January 2, 2018, Pillar General acquired all of the outstanding capital stock of Interboro for a cash purchase price of $2.5 million. Under the name Maidstone Insurance Company, Maidstone offers personal automobile and homeowners insurance, primarily in the state of New York. The results of Maidstone are included in our consolidated results as of January 2, 2018, the date of acquisition.

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

Consolidated Results of Operations

The table and discussion set forth below relate to our consolidated results of operations:

Comparison of the Three Months Ended September 30, 2018 to the Three Months Ended September 30, 2017

	Three Months Ended September 30,
	2018	2017	% Change
Revenues
Smokeless Products	$21,743	$21,294	2.1%
Smoking Products	28,079	26,860	4.5%
NewGen Products	33,527	25,186	33.1%
Insurance	7,560	-	100.0%
Other	686	12	100.0%
Total revenues	$91,595	$73,352	24.9%

Operating Income
Smokeless Products	$4,114	$6,036	-31.8%
Smoking Products	8,595	8,958	-4.1%
NewGen Products	371	(535)	-169.3%
Insurance	(909)	-	100.0%
Other	(1,282)	(1,099)	16.7%
Total operating income	$10,889	$13,360	-18.5%

Interest expense	(4,450)	(4,023)	10.6%
Interest and investment income	243	157	54.8%
Net periodic benefit income (expense), excluding service cost	45	(58)	-177.6%
Income before income taxes	6,727	9,436	-28.7%
Income tax expense	1,436	3,110	-53.8%
Net income	5,291	6,326	-16.4%
Amounts attributable to noncontrolling interests	(3,924)	(3,576)	9.7%
Net income attributable to SDI	$1,367	$2,750	-50.3%

Revenues. For the three months ended September 30, 2018, revenues were $91.6 million, an increase of $18.2 million or 24.9%, from $73.4 million for the three months ended September 30, 2017. The increase in revenues was primarily driven by volume growth in Turning Point’s Smoking and NewGen segments which includes the addition of one month of IVG sales in 2018 and the acquisition of Maidstone on January 2, 2018, which contributed $7.6 million of revenues from earned insurance premiums and other fees.

Operating income. For the three months ended September 30, 2018, operating income was $10.9 million, a decrease of $2.5 million or 18.5%, from $13.4 million for the three months ended September 30, 2017. This decrease was primarily from the inclusion of Vapor Supply and IVG selling, general, and administrative expenses and transactions costs associated with the IVG acquisition as well as the inclusion of the results of the insurance business in the third quarter of 2018, which was not acquired until January 2, 2018.

Income before income taxes. For the three months ended September 30, 2018, income before income taxes was $6.7 million compared to $9.4 million for the three months ended September 30, 2017, a decrease of $2.7 million or 28.7%. This decrease was primarily due to a decrease in Turning Point operating income, the inclusion of the results of the insurance business which were not included in the prior period because the acquisition did not occur until January 2, 2018 and higher interest expense due to borrowings by SDI and Standard Outdoor that were not outstanding in the comparative period.

Net income attributable to SDI. For the three months ended September 30, 2018, net income attributable to SDI was $1.4 million compared to $2.8 million for the three months ended September 30, 2017, a decrease of $1.4 million or 50.3%. This decrease is a result of the items discussed above as well as a slightly higher allocation of Turning Point’s net income to noncontrolling interest holders due to more shares being held by investors other than SDI.

Comparison of the Nine Months Ended September 30, 2018 to the Nine Months Ended September 30, 2017

	Nine Months Ended September 30,
	2018	2017	% Change

Revenues
Smokeless Products	$66,900	$63,563	5.2%
Smoking Products	84,403	81,056	4.1%
NewGen Products	87,089	67,595	28.8%
Insurance	22,775	-	100.0%
Other	1,764	12	100.0%
Total revenues	$262,931	$212,226	23.9%

Operating Income
Smokeless Products	$15,040	$15,256	-1.4%
Smoking Products	24,270	25,663	-5.4%
NewGen Products	(1,437)	(1,916)	-25.0%
Insurance	259	-	100.0%
Other	(4,104)	(1,654)	148.1%
Total operating income	$34,028	$37,349	-8.9%
Interest expense	(12,556)	(13,002)	-3.4%
Interest and investment income	620	369	68.0%
Loss on extinguishment of debt	(2,384)	(6,116)	-61.0%
Net periodic benefit income (expense), excluding service cost	(176)	(174)	1.1%
Income before income taxes	19,532	18,426	6.0%
Income tax expense	4,153	3,850	7.9%
Net income	15,379	14,576	5.5%
Amounts attributable to noncontrolling interests	(9,962)	(5,046)	97.4%
Net income attributable to SDI	$5,417	$9,530	-43.2%

Revenues. For the nine months ended September 30, 2018, revenues were $262.9 million, an increase of $50.7 million or 23.9%, from $212.2 million for the nine months ended September 30, 2017. The increase in net sales was primarily driven by volume growth in Turning Point’s NewGen segment which includes an additional quarter of Vapor Shark results in 2018 and the acquisitions of Vapor Supply and IVG. In addition, the acquisition of Maidstone on January 2, 2018, contributed $22.8 million of revenues to our Insurance segment from earned insurance premiums and other fees.

Operating income. For the nine months ended September 30, 2018, operating income was $34.0 million, a decrease of $3.3 million or 8.9%, from $37.3 million for the nine months ended September 30, 2018. This decrease was primarily from the inclusion of Vapor Supply and IVG selling, general, and administrative expenses and transaction costs associated with the IVG acquisition, higher legal and litigation expenses associated with Turning Point’s anti-counterfeiting initiative, and variable costs associated with increased sales at VaporBeast. In addition, there were higher corporate general and administrative expenses incurred by SDI, which were not included for the entire prior period because the reverse acquisition of Turning Point by SDI did not occur until June 1, 2017.

Income before income taxes. For the nine months ended September 30, 2018, income before income taxes was $19.5 million compared to income before income taxes of $18.4 million for the nine months ended September 30, 2017, an increase of $1.1 million or 6.0%. This increase was primarily due to a $3.7 million lower loss on extinguishment of Turning Point debt, slightly lower interest expense and slightly higher interest and investment income, partially offset by the decrease in operating income discussed above.

Net income attributable to SDI. For the nine months ended September 30, 2018, net income attributable to SDI was $5.4 million compared to $9.5 million for the nine months ended September 30, 2017, a decrease of $4.1 million or 43.2%. This decrease is a result of the items discussed above. In addition, the amount of income attributable to noncontrolling interests increased because of the increase in Turning Point’s net income.

Segment Results of Operations

Turning Point and Other segments

The table and discussion set forth below relate to the results of operations of the three Turning Point segments, as well as our Other reportable segment, which includes non-allocated amounts of Turning Point, SDI and Standard Outdoor (for 2018 only):

Comparison of the Three Months Ended September 30, 2018 to the Three Months Ended September 30, 2017

	Three Months Ended September 30,
	2018	2017	% Change
Net sales
Smokeless products	$21,743	$21,294	2.1%
Smoking products	28,079	26,860	4.5%
NewGen products	33,527	25,186	33.1%
Other	686	12	100.0%
Total net sales	84,035	73,352	14.6%
Cost of sales	47,742	40,386	18.2%
Gross profit
Smokeless products	11,020	11,516	-4.3%
Smoking products	14,814	14,201	4.3%
NewGen products	10,377	7,251	43.1%
Other	82	(2)	100.0%
Total gross profit	36,293	32,966	10.1%
Selling, general and administrative expenses	24,495	19,606	24.9%
Operating income	11,798	13,360	-11.7%
Interest expense	(4,450)	(4,023)	10.6%
Interest and investment income	243	157	54.8%
Net periodic benefit (income) expense, excluding service cost	45	(58)	-177.6%
Income before income taxes	7,636	9,436	-19.1%
Income tax expense	1,436	3,110	-53.8%
Net income	6,200	6,326	-2.0%
Amounts attributable to noncontrolling interests	(3,924)	(3,576)	9.7%
Net income attributable to SDI	$2,276	$2,750	-17.2%

Net Sales. For the three months ended September 30, 2018, overall net sales increased to $84.0 million from $73.4 million for the three months ended September 30, 2017, an increase of $10.6 million or 14.6%. The increase in net sales was primarily driven by an increase of $9.6 million from volume growth in Turning Point’s Smoking and NewGen segments which includes the addition of one month of IVG sales in 2018, and the Standard Outdoor acquisition of out-of-home advertising businesses in the first quarter of 2018.

For the three months ended September 30, 2018, net sales in the Smokeless products segment increased to $21.7 million from $21.3 million for the three months ended September 30, 2017, an increase of $0.4 million or 2.1%.  For the three months ended September 30, 2018, volume decreased 2.2% and price/mix increased 4.3%. The increase in net sales was primarily driven by the continuing growth of Stoker’s® MST partially offset by declines in chewing tobacco attributable to increased competition, Turning Point’s promotional timing, and a continuing segment shift to lower price products.

For the three months ended September 30, 2018, net sales in the Smoking products segment increased to $28.1 million from $26.9 million for the three months ended September 30, 2017, an increase of $1.2 million or 4.5%. For the three months ended September 30, 2018, volume increased 3.0% and price/mix increased 1.5%. Net sales growth was primarily driven by volume growth for Zig-Zag® branded papers and cigar wraps equating to $2.0 million of increases offset by $0.7 million of decreases related to Turning Point’s strategic decision to de-emphasize the low margin cigar products business and line rationalization of the MYO tobacco line.

For the three months ended September 30, 2018, net sales in the NewGen products segment increased to $33.5 million from $25.2 million for the three months ended September 30, 2017, an increase of $8.3 million or 33.1%. The increase in net sales was primarily driven by continued VaporBeast momentum, Vapor Supply net sales and one month of IVG net sales.

For the three months ended September 30, 2018, net sales in the Other segment were $0.7 million. The net sales in Other relate to Standard Outdoor’s out-of-home advertising business, driven by two asset acquisitions comprised of 169 billboard structures during the three months ended March 31, 2018.

Gross Profit. For the three months ended September 30, 2018, overall gross profit increased to $36.3 million from $33.0 million for the three months ended September 30, 2017, an increase of $3.3 million or 10.1%, primarily due to increased net sales.

For the three months ended September 30, 2018, gross profit in the Smokeless products segment decreased to $11.0 million from $11.5 million for the three months ended September 30, 2017, a decrease of $0.5 million or 4.3%. Gross profit as a percentage of net sales decreased to 50.7% of net sales for the three months ended September 30, 2018, from 54.1% of net sales for the three months ended September 30, 2017. The decrease in gross profit as a percentage of revenue was primarily driven by an unfavorable LIFO impact when compared to the prior year.

For the three months ended September 30, 2018, gross profit in the Smoking products segment increased to $14.8 million from $14.2 million for the three months ended September 30, 2017, an increase of $0.6 million or 4.3%. Gross profit as a percentage of net sales decreased to 52.8% of net sales for the three months ended September 30, 2018, from 52.9% of net sales for the three months ended September 30, 2017, primarily due to an unfavorable LIFO impact when compared to the prior year.

For the three months ended September 30, 2018, gross profit in the NewGen products segment increased to $10.4 million from $7.3 million for the three months ended September 30, 2017, an increase of $3.1 million or 43.1%. Gross profit as a percentage of net sales increased to 31.0% of net sales for the three months ended September 30, 2018, from 28.8% of net sales for the three months ended September 30, 2017, primarily as a result IVG, a business-to-consumer operation which generally has higher margins, in 2018.

For the three months ended September 30, 2018, gross profit for the Other segment was $82, all of which relates to the Standard Outdoor business, primarily from two asset acquisitions during the first quarter of 2018.

Selling, General and Administrative Expenses. For the three months ended September 30, 2018, selling, general and administrative expenses increased to $24.5 million from $19.6 million for the three months ended September 30, 2017, an increase of $4.9 million or 24.9%, due primarily to the inclusion of Vapor Supply and IVG selling, general, and administrative expenses, transaction costs associated with the IVG acquisition and variable costs associated with increased sales at VaporBeast, partially offset by the prepayment penalty associated with the loan made to a supplier during the second quarter of 2018.

Interest Expense. For the three months ended September 30, 2018, interest expense increased to $4.5 million from $4.0 million for the three months ended September 30, 2017, as a result of lower interest rates from Turning Point’s March 2018 refinancing of its credit facility, offset by $0.6 million of interest expense for SDI and Standard Outdoor from their new borrowings during 2018.

Interest and Investment Income. Interest and investment income relating to investment of the MSA escrow deposits as well as SDI’s cash and cash equivalents stayed flat at $0.2 million for the three months ended September 30, 2018 and September 30, 2017.

Income Tax Expense.  Income tax expense of $1.4 million was 18.8% of income before income taxes for the three months ended September 30, 2018. SDI and Standard Outdoor contributed no income tax expense or benefit to the consolidated results for the three months ended September 30, 2018 because they had a net loss and a full valuation allowance. Income tax expense was $3.1 million for the three months ended September 30, 2017. The decrease was primarily a result of the change in the federal tax rate from 35% to 21% and the change in the Kentucky tax rate from 6% to 5%.

Amounts Attributable to Noncontrolling Interests. Income attributable to noncontrolling interests of $3.9 million and $3.6 million for the three months ended September 30, 2018 and 2017 was related to the shareholders of Turning Point other than SDI and is based on the increase in Turning Point’s net income.

Net Income Attributable to SDI. Due to the factors described above, net income for the three months ended September 30, 2018 was $2.3 million compared to net income for the three months ended September 30, 2017 of $2.8 million.

Comparison of the Nine Months Ended September 30, 2018 to the Nine Months Ended September 30, 2017

	Nine Months Ended September 30,
	2018	2017	% Change
Net sales
Smokeless products	$66,900	$63,563	5.2%
Smoking products	84,403	81,056	4.1%
NewGen products	87,089	67,595	28.8%
Other	1,764	12	100.0%
Total net sales	240,156	212,226	13.2%
Cost of sales	136,147	119,522	13.9%
Gross profit
Smokeless products	34,546	32,385	6.7%
Smoking products	43,158	42,018	2.7%
NewGen products	26,111	18,303	42.7%
Other	194	(2)	100.0%
Total gross profit	104,009	92,704	12.2%
Selling, general and administrative expenses	70,240	55,355	26.9%
Operating income	33,769	37,349	-9.6%
Interest expense	(12,556)	(13,002)	-3.4%
Interest and investment income	620	369	68.0%
Loss on extinguishment of debt	(2,384)	(6,116)	-61.0%
Net periodic benefit income, excluding service cost	(176)	(174)	1.1%
Income before income taxes	19,273	18,426	4.6%
Income tax expense	4,153	3,850	7.9%
Net income	15,120	14,576	3.7%
Amounts attributable to noncontrolling interests	(9,962)	(5,046)	97.4%
Net income attributable to SDI	$5,158	$9,530	-45.9%

Net Sales. For the nine months ended September 30, 2018, overall net sales increased to $240.2 million from $212.2 million for the nine months ended September 30, 2017, an increase of $27.9 million or 13.2%. The increase in net sales was primarily driven by volume growth in the NewGen segment which includes an additional quarter of Vapor Shark results in 2018 and the acquisitions of Vapor Supply and IVG, and the Standard Outdoor acquisition of out-of-home advertising businesses in the first quarter of 2018.

For the nine months ended September 30, 2018, net sales in the Smokeless products segment increased to $66.9 million from $63.6 million for the nine months ended September 30, 2017, an increase of $3.3 million or 5.2% primarily due to the continuing growth of Stoker’s® MST.

For the nine months ended September 30, 2018, net sales in the Smoking products segment increased to $84.4 million from $81.1 million for the nine months ended September 30, 2017, an increase of $3.3 million or 4.1% primarily driven by the continued growth of the Zig-Zag® branded papers and cigar wraps offset by decreases related to TurningPoint’s strategic decision to deemphasize the low margin cigar products business and line rationalization of the MYO tobacco line.

For the nine months ended September 30, 2018, net sales in the NewGen products segment increased to $87.1 million from $67.6 million for the nine months ended September 30, 2017, an increase of $19.5 million or 28.8%. The increase in net sales was primarily driven by continued VaporBeast momentum, one additional quarter of Vapor Shark results in 2018, and the acquisitions of Vapor Supply and IVG.

For the nine months ended September 30, 2018, net sales in the Other segment were $1.8 million. These net sales relate to Standard Outdoor’s out-of-home advertising business, driven by two asset acquisitions comprised of 169 billboard structures during the first quarter of 2018.

Gross Profit. For the nine months ended September 30, 2018, overall gross profit increased to $104.0 million from $92.7 million for the nine months ended September 30, 2017, an increase of $11.3 million or 12.2%, primarily due to the increased net sales.

For the nine months ended September 30, 2018, gross profit in the Smokeless products segment increased to $34.5 million from $32.4 million for the nine months ended September 30, 2017, an increase of $2.1 million or 6.7%. Gross profit as a percentage of net sales increased to 51.6% of net sales for the nine months ended September 30, 2018, from 50.9% of net sales for the nine months ended September 30, 2017. The increase in gross profit as a percentage of revenue is primarily due to a favorable LIFO impact when compared to the prior year.

For the nine months ended September 30, 2018, gross profit in the Smoking products segment increased to $43.2 million from $42.0 million for the nine months ended September 30, 2017, an increase of $1.2 million or 2.7%.  Gross profit as a percentage of net sales decreased to 51.1% of net sales for the nine months ended September 30, 2018, from 51.8% of net sales for the nine months ended September 30, 2017, primarily due to new product launch costs associated with the Zig-Zag® branded papers and cigar wraps product lines.

For the nine months ended September 30, 2018, gross profit in the NewGen products segment increased to $26.1 million from $18.3 million for the nine months ended September 30, 2017, an increase of $7.8 million or 42.7%. Gross profit as a percentage of net sales increased to 30.0% of net sales for the nine months ended September 30, 2018, from 27.1% of net sales for the nine months ended September 30, 2017, primarily due to acquisition activity which has resulted in business-to-consumer sales, which generally have higher margins, becoming a larger share of the NewGen segment.

For the nine months ended September 30, 2018, gross profit for the Other segment was $0.2 million, all of which relates to the Standard Outdoor business, primarily from two asset acquisitions during the first quarter of 2018.

Selling, General and Administrative Expenses. For the nine months ended September 30, 2018, selling, general and administrative expenses increased to $70.2 million from $55.4 million for the nine months ended September 30, 2017, an increase of $14.8 million or 26.9%, due primarily to the inclusion of Vapor Supply and IVG selling, general, and administrative expenses in 2018 along with an additional quarter of Vapor Shark when compared to 2017, transaction costs associated with the Vapor Supply and IVG acquisitions, higher legal and litigation expenses associated with Turning Point’s anti-counterfeiting initiative, and variable costs associated with increased sales at VaporBeast, partially offset by a receivable reserve reversal and prepayment penalty, both of which are associated with the loan issued to a supplier in the second quarter of 2018 which was repaid during the third quarter of 2018. Selling, general and administrative expenses for the nine months ended September 30, 2018 also included $3.5 million of SDI expenses, which are primarily legal, accounting and other professional fees along with $0.4 million of Standard Outdoor expenses. These expenses have only been incurred since the June 1, 2017 acquisition date.

Interest Expense. For the nine months ended September 30, 2018, interest expense decreased to $12.6 million from $13.0 million for the nine months ended September 30, 2017, a decrease of $0.4 million or 3.4%, as a result of lower interest rates from Turning Point’s March 2018 refinancing of its credit facility, offset by $1.4 million of interest expense for SDI and Standard Outdoor from their new borrowings during 2018.

Interest and Investment Income. Interest and investment income relating to investment of the MSA escrow deposits as well as SDI’s cash and cash equivalents was approximately $0.6 million for the nine months ended September 30, 2018 compared to $0.4 million for the nine months ended September 30, 2017, an increase of $0.2 million or 68.0%.  The increase is primarily a result of Turning Point’s interest and fees received from a note receivable issued to a supplier during the second quarter of 2018.

Loss on Extinguishment of Debt.  For the nine months ended September 30, 2018, loss on extinguishment of debt was $2.4 million as the result of refinancing Turning Point’s credit facility in the first quarter of 2018. For the nine months ended September 30, 2017, loss on extinguishment of debt was $6.1 million as the result of Turning Point refinancing its credit facility in the first quarter of 2017.

Income Tax Expense.  Income tax expense of $4.2 million was 21.5% of income before income taxes for the nine months ended September 30, 2018, compared to $3.9 million, or 20.9% of income before income taxes for the nine months ended September 30, 2017. SDI and Standard Outdoor contributed no income tax expense or benefit to the consolidated results for the nine months ended September 30, 2018 because they had a net loss and a full valuation allowance. The decrease for Turning Point is primarily a result of the change in the federal tax rate from 35% to 21% and the change in the Kentucky tax rate from 6% to 5%, and lower stock option exercises in 2018 compared to 2017.

Amounts Attributable to Noncontrolling Interests. Income attributable to noncontrolling interests of $10.0 million and $5.0 million for the nine months ended September 30, 2018 and 2017 was related to the shareholders of Turning Point other than SDI and is based on the increase in Turning Point’s net income.

Net Income Attributable to SDI. Due to the factors described above, net income for the nine months ended September 30, 2018 was $5.2 million compared to net income for the nine months ended September 30, 2017 of $9.5 million.

Insurance segment

On January 2, 2018, we completed the acquisition of Interboro Holdings Inc., which operates as Maidstone Insurance. As a result, the following discussion relates to the insurance operations during the three months ended September 30, 2018 and the period from January 2, 2018 to September 30, 2018. The table and discussion set forth below relate to the results of operations of our Insurance segment:

	Three Months Ended September 30, 2018	For the period January 2, 2018 to September 30, 2018

Insurance premiums earned	$7,088	$21,539
Net investment income	309	679
Other income	163	557
Total revenues	7,560	22,775

Incurred losses and loss adjustment expenses	5,790	17,007
Other operating expenses	2,679	5,509
Total operating costs and expenses	8,469	22,516
Income (loss) before income taxes	(909)	259
Income tax expense	-	-
Net income (loss)	$(909)	$259

Insurance Premiums Earned. For the three months ended September 30, 2018 and the period from January 2, 2018 to September 30, 2018, $7.1 million and $21.5 million of insurance premiums, respectively, were earned related to auto insurance policies written.

Net Investment Income. For the three months ended September 30, 2018 and the period from January 2, 2018 to September 30, 2018, we earned net investment income of $0.3 million and $0.7 million, respectively, comprised primarily of interest, net of investment expenses.

Other Income. We recognized $0.2 million and $0.6 million of other income for the three months ended September 30, 2018 and the period from January 2, 2018 to September 30, 2018, respectively, which included service and takeout fees, installment and late fees collected by Maidstone, and broker fees collected from non-affiliated insurance companies when acting as an agent. Service and takeout fees are in the form of credits for writing business from the state assigned pool. These credits can be used to reduce the amount of business written in the future or sold to third-party insurance companies for them to reduce their exposure to the assigned risk pool.

Incurred losses and loss adjustment expenses. For the three months ended September 30, 2018 and the period from January 2, 2018 to September 30, 2018, we incurred losses and loss adjustment expenses of $5.8 million and $17.0 million, respectively. These amounts are based on individual case estimates for reported claims and a factor for incurred but not reported (“IBNR”) claims.

Other operating expenses. We incurred other expenses of $2.7 million and $5.5 million for the three months ended September 30, 2018 and the period from January 2, 2018 to September 30, 2018, respectively, which consisted of salaries and benefits, depreciation, amortization and other general and administrative expenses.

Income tax expense. For the three months ended September 30, 2018 and the period from January 2, 2018 to September 30, 2018, there was no income tax benefit or expense recognized. The insurance operations are subject to state and federal corporate income taxes.

Net income (loss). Due to the factors described above, net (loss) income for the three months ended September 30, 2018 and the period from January 2, 2018 to September 30, 2018 was $(0.9) million and $0.3 million, respectively, for the insurance business.

 Liquidity and Capital Reserves

SDI and Standard Outdoor

SDI and Standard Outdoor had cash and cash equivalents totaling $12.3 million at September 30, 2018. For the nine months ended September 30, 2018, we had cash outflows from operating activities of $3.3 million primarily relating to payments of accrued liabilities and an increase in receivables. We had a net cash outflow from investing activities of $19.9 million relating to our acquisitions of Maidstone and  two out-of-home advertising businesses, as well as a capital contribution to a subsidiary. We had cash inflows from financing activities of $19.8 million primarily from borrowings under the Crystal Term Loan, proceeds from a private placement stock issuance in January 2018 and proceeds from the ATM Program. Future uses of our cash may include investing in our subsidiaries and new acquisitions.

Common Stock Repurchase Program

On June 29, 2017, our Board of Directors authorized a program to repurchase over a period of twelve months shares of our Class A Common Stock or Class B Common Stock, par value $0.01 per share, constituting, in the aggregate, up to 5% of the outstanding shares of Common Stock. The program was effective immediately. Shares of the Common Stock may be repurchased in the open market or through negotiated transactions. The program may be terminated or suspended at any time at the discretion of the Company. No repurchases of Common Stock were made pursuant to this program since its authorization. The Crystal Term Loan, as described in Note 13. Notes Payable and Long-Term Debt, generally prohibits such repurchases of the Company’s Common Stock.

Turning Point Brands

Turning Point’s principal uses for cash are working capital, debt service, and capital expenditures. Turning Point believes its cash flows from operations and borrowing availability under its 2018 Revolving Credit Facility (as defined herein) are adequate to satisfy its operating cash requirements for the foreseeable future.

Turning Point’s working capital, which is defined as current assets less current liabilities, increased $6.8 million to $48.1 million at September 30, 2018, compared with $41.3 million at December 31, 2017. The increase in working capital is primarily due to inventory increases resulting from the Vapor Supply asset purchase and the IVG acquisition, in addition to pre-tariff inventory buys within the existing operations, partially offset by borrowings against the 2018 Revolving Credit Facility to support acquisitions.

	As of
	September 30, 2018	December 31, 2017
Current Assets	$112,223	$79,493
Current Liabilities	64,161	38,230
Working Capital	$48,062	$41,263

Cash Flows from Operating Activities

For the nine months ended September 30, 2018, net cash provided by operating activities was $1.0 million compared to net cash provided by operating activities of $20.4 million for the nine months ended September 30, 2017, a decrease of $19.4 million, primarily due to inventory increases to support increased sales and pre-tariff inventory buys.

Cash Flows from Investing Activities

For the nine months ended September 30, 2018, net cash used in investing activities was $21.9 million compared to net cash used in investing activities of $0.5 million for the nine months ended September 30, 2017, a decrease of $21.5 million, primarily due to the Vapor Supply and IVG acquisitions.

Cash Flows from Financing Activities

For the nine months ended September 30, 2018, net cash provided by financing activities was $16.7 million compared to net cash used in financing activities of $18.2 million for the nine months ended September 30, 2017, an increase of $34.9 million, primarily due to borrowings against the 2018 Revolving Credit Facility to fund investing activities.

Insurance

The insurance segment had cash and cash equivalents of $4.6 million and fixed maturity investments of  $33.9 million as of September 30, 2018. The cash used in operating activities for the period from January 2, 2018 to September 30, 2018 was $7.4 million. The primary uses for the cash are payments of claims from policy holders, offset by the timing of collection of premiums receivable.

The cash used in investing activities excluding the $12.8 million acquired by SDI in the acquisition and a capital contribution from SDI, was $10.0 million for the period from January 2, 2018 to September 30, 2018, which was primarily driven by payments for the purchase of available-for-sale fixed maturity securities and equity securities.

Long-Term Debt

As of September 30, 2018, the Company was in compliance with the financial and restrictive covenants in its existing debt instruments. The following table provides outstanding balances under our debt instruments.

	September 30, 2018	December 31, 2017

2018 Revolving Credit Facility	$30,000	$-
2018 First Lien Term Loan	156,000	-
2018 Second Lien Term Loan	40,000	-
SDI Crystal Term Loan	15,000
Note payable - IVG	4,000
Standard Outdoor Promissory Notes	9,950	-
2017 Revolving Credit Facility		8,000
2017 First Lien First Out Term Loan		105,875
2017 First Lien Second Out Term Loan		34,738
2017 Second Lien Term Loan		55,000
Note payable - VaporBeast		2,000
Total Notes Payable and Long-Term Debt	254,950	205,613
Less deferred finance charges	(5,224)	(3,573)
Less revolving credit facility	(30,000)	(8,000)
Less current maturities	(9,299)	(7,850)
	$210,427	$186,190

2018 Credit Facility

The 2018 Credit Facility contains customary events of default including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, and change in control defaults. The 2018 Credit Facility also contains certain negative covenants customary for facilities of these types including covenants that, subject to exceptions described in the 2018 Credit Facility, restrict our ability: (i) to pledge assets, (ii) to incur additional indebtedness, (iii) to pay dividends, (iv) to make distributions, (v) to sell assets, and (vi) to make investments. Refer to Note 13. Notes Payable and Long-Term Debt in our condensed consolidated financial statements for further information regarding dividend restrictions.

2018 First Lien Credit Facility: The 2018 First Lien Term Loan and the 2018 Revolving Credit Facility bear interest at LIBOR plus a spread of 2.75% to 3.50% based on Turning Point’s senior leverage ratio. The 2018 First Lien Term Loan has quarterly required payments of $2.0 million beginning June 30, 2018, increasing to $3.0 million on June 30, 2020, and increasing to $4.0 million on June 30, 2022. The 2018 First Lien Credit Facility has a maturity date of March 7, 2023. The 2018 First Lien Term Loan is secured by a first priority lien on substantially all of the assets of the borrowers and the guarantors thereunder, including a pledge of Turning Point’s capital stock, other than certain excluded assets (the “Collateral”). The 2018 First Lien Credit Facility contains certain financial covenants including maximum senior leverage ratio of 3.50x with step-downs to 3.00x, a maximum total leverage ratio of 4.50x with step-downs to 4.00x, and a minimum fixed charge coverage ratio of 1.20x. The weighted average interest rate of the 2018 First Lien Term Loan was 5.34% at September 30, 2018. The weighted average interest rate of the 2018 Revolving Credit Facility was 6.05% at September 30, 2018. At September 30, 2018, Turning Point had $30.0 million of borrowings outstanding under the 2018 Revolving Credit Facility. The $20.0 million unused portion of the 2018 Revolving Credit Facility is reduced by a $0.5 million letter of credit with Fifth Third Bank, resulting in $19.5 million of availability under the 2018 Revolving Credit Facility at September 30, 2018.

2018 Second Lien Credit Facility: The 2018 Second Lien Credit Facility bears interest at a rate of LIBOR plus 7.00% and has a maturity date of March 7, 2024. The 2018 Second Lien Term Loan is secured by a second priority interest in the Collateral and is guaranteed by the same entities as the 2018 First Lien Term Loan. The 2018 Second Lien Credit Facility contains certain financial covenants including a maximum senior leverage ratio of 3.75x with step-downs to 3.50x, a maximum total leverage ratio of 4.75x with step-downs to 4.50x, and a minimum fixed charge coverage ratio of 1.10x. The weighted average interest rate of the 2018 Second Lien Term Loan was 9.15 % at September 30, 2018.

Note Payable – IVG

In September 2018, Turning Point issued a note payable to IVG’s former shareholders (“IVG Note”). The IVG Note is $4.0 million principal with 6.0% interest compounding annually and matures on March 1, 2020.

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

Off-balance Sheet Arrangements

During the third quarter of 2018, we executed forward contracts, for the purchase of €2.3 million. During 2017, we executed no forward contracts. At September 30, 2018, and December 31, 2017, we had forward contracts for the purchase of €5.5 million and €0 million, respectively.

Contractual Obligations

As of September 30, 2018, there had been no material changes outside the ordinary course of business to our contractual obligations as of December 31, 2017, as reported in our 2017 Annual Report on Form 10-K, with the exception of changes to our long-term debt obligations due to the refinancing discussed in the ‘Long-Term Debt’ section.

The following tables summarize our contractual obligations (in thousands):

	Payments due by period as of September 30, 2018
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-Term Debt Obligations
Long-term debt obligations, including interest	$313,346	$55,141	$51,808	$164,803	$41,594

	Payments due by period as of December 31, 2017
Long-Term Debt Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations, including interest	$266,052	$29,803	$42,444	$193,805	$-

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

Foreign Currency Sensitivity

Although we engaged in hedging inventory purchases during the nine months ended September 30, 2018, there have been no material changes in our exposure to exchange rate fluctuation risk, as reported within our 2017 Annual Report on Form 10-K, during the period. Please refer to our “Quantitative and Qualitative Disclosures about Market Risk” included in our 2017 Annual Report on Form 10-K filed with the SEC.

Credit Risk

There have been no material changes in our exposure to market risk during the nine months ended September 30, 2018, other than related to the available-for-sale securities held by Maidstone, which we acquired on January 2, 2018. Please refer to our “Quantitative and Qualitative Disclosures about Market Risk” included in our 2017 Annual Report on Form 10-K, filed with the SEC.

Interest Rate Sensitivity

Turning Point’s March 2018 refinancing resulted in all of our long-term debt instruments having variable interest rates that fluctuate with market rates. To reduce the volatility of future cash flows, Turning Point entered into interest rate swap agreements with lenders under the 2018 Credit Facility in March 2018. At September 30, 2018, $70 million of its outstanding long-term debt carrying variable rates is covered by the interest rate swap agreements and, thus, effectively bears interest at a fixed rate. Turning Point believe the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations, or cash flows would not be significant. A 1% increase in the interest rate would change pre-tax income by approximately $1.5 million per year. Refer to Note 5 for additional information regarding the interest rate swaps.

We also have exposure to interest rate volatility beginning in the first quarter of 2018 as a result of the Crystal Term Loan. The Crystal Term Loan bears interest at variable rates based on 2% plus LIBOR. A 1% increase in the interest rate would change pre-tax income by approximately $0.2 million per year. We believe the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations, or cash flows would not be significant.

Item 4.	Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) as of September 30, 2018. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is: (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

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

Item2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD DIVERSIFIED INC.

By: /s/ Ian Estus
Name: Ian Estus
Title: Chief Executive Officer

/s/ Edward J. Sweeney
Name: Edward J. Sweeney
Title: Interim Chief Financial Officer

Dated: November 9, 2018

EXHIBIT INDEX

2.1
International Vapor Group Stock Purchase Agreement dated as of September 5, 2018, between Turning Point Brands, Inc. and International Vapor Group, LLC. (Incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q of Turning Point Brands, Inc. for the quarter ended September 30, 2018 filed with the Securities and Exchange Commission on November 8, 2018.)+

10.1
Capital on DemandTM Sales Agreement, dated August 10, 2018, by and between Standard Diversified Inc. and JonesTrading Institutional Services LLC.  (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on August 10, 2018.)

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

101
XBRL(eXtensible Business Reporting language). The following materials from SDI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed on November 9, 2018, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to consolidated financial statements.*

* Filed or furnished herewith
** Furnished herewith
+  Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission staff upon request.