Form 10-K
period 2018-12-31
STANDARD DIVERSIFIED INC.
filed 2019-03-11
CIK 911649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________ to ____________

Commission File No. 001-36696

STANDARD DIVERSIFIED INC.
(Exact name of Registrant as specified in its charter)

Delaware	56-1581761
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification no.)

155 Mineola Boulevard
Mineola, NY	11501
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (516) 248-1100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.01 par value	NYSE American

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

The aggregate market value of the Class A common stock and Class B common stock held by non-affiliates of the Registrant was approximately $15.1 million and $4.2 million, respectively, calculated by using the number of shares of Class A and Class B common stock outstanding and the closing price of the Class A common stock on June 29, 2018 (the last business day of the Registrant’s most recently completed second fiscal quarter). Shares of the Class B common stock are convertible into shares of the Class A common stock on a one-for-one basis at the option of the holder.

At March 4, 2019, there were 9,055,993 shares outstanding of the registrant’s Class A common stock, par value $0.01 per share and 7,798,805 shares outstanding of the registrant’s Class B common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2019 Annual Meeting of Stockholders, which is to be filed with the Securities and Exchange Commission no later than April 30, 2019, are incorporated by reference into Part III of this report.

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “expect,” “intend,” “plan” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. As a result, actual events may differ materially from those expressed in or suggested by the forward-looking statements. Any forward-looking statement made by SDI in this annual report on Form 10-K speaks only as of the date hereof. New risks and uncertainties come up from time to time, and it is impossible for SDI to predict these events or how they may affect it. SDI has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws. Factors that could cause these differences include, but are not limited to:

•	declining sales of tobacco products, and expected continuing decline of sales, in the tobacco industry overall;
•	Turning Point’s dependence on a small number of third-party suppliers and producers;
•	the possibility that Turning Point will be unable to identify or contract with new suppliers or producers in the event of a supply or product disruption;
•	the possibility that Turning Point’s licenses to use certain brands or trademarks will be terminated, challenged or restricted;
•	failure to maintain consumer brand recognition and loyalty of Turning Point’s customers;
•	substantial and increasing U.S. regulation;
•	regulation of Turning Point’s products by the FDA, which has broad regulatory powers;
•	Turning Point’s products are subject to developing and unpredictable regulation;
•	Turning Point’s products contain nicotine which is considered to be a highly addictive substance;
•	uncertainty related to the regulation and taxation of Turning Point’s NewGen products;
•	some of Turning Point’s products are subject to developing and unpredictable regulation;
•	possible significant increases in federal, state and local municipal tobacco- and vapor-related taxes;
•	possible increasing international control and regulation;
•	Turning Point’s reliance on relationships with several large retailers and national chains for distribution of its products;
•	our amount of indebtedness;
•	the terms of our credit facilities, which may restrict our current and future operations;
•	intense competition and our ability to compete effectively;
•	uncertainty and continued evolution of markets containing Turning Point’s NewGen products;
•	significant product liability litigation;
•	the scientific community’s lack of information regarding the long-term health effects of electronic cigarettes, vaporizer and e-liquid use;
•	requirement to maintain compliance with master settlement agreement escrow account;
•	competition from illicit sources;
•	our reliance on information technology;
•	security and privacy breaches;
•	contamination of Turning Point’s tobacco supply or products;
•	infringement on our intellectual property;
•	third-party claims that we infringe on their intellectual property;
•	failure to manage our growth;
•	failure to successfully integrate our acquisitions or otherwise be unable to benefit from pursuing acquisitions;
•	fluctuations in our results;
•	exchange rate fluctuations;
•	adverse U.S. and global economic conditions;
•	sensitivity of end-customers to increased sales taxes and economic conditions;
•	failure to comply with certain regulations;
•	departure of key management personnel or our inability to attract and retain talent;
•	imposition of significant tariffs on imports into the U.S.;
•	reduced disclosure requirements applicable to emerging growth companies may make Turning Point’s common stock less attractive to investors, potentially decreasing its stock price;
•	our principal stockholders will be able to exert significant influence over matters submitted to our stockholders and may take certain actions to prevent takeovers;
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

•	we may issue preferred stock whose terms could adversely affect the voting power or value of our common stock;
•	our status as a “controlled company” could make our common stock less attractive to some investors or otherwise harm our stock price;
•	the highly competitive nature of the out-of-home advertising industry;
•	regulations relating to the out-of-home advertising industry;
•
business risks relating to the out-of-home advertising industry, such as seasonality, competitiveness, risks from natural disasters and sensitivity to a decline in advertising expenditures, general economic conditions and other external events;

•	regulations relating to the insurance advertising industry;
•	business risks relating to the insurance industry, such as competitiveness, industry fragmentation and underwriting risks; and risks relating to reinsurance.

Item 1.	Business

Standard Diversified Inc. (f/k/a Standard Diversified Opportunities Inc., Special Diversified Opportunities Inc. and Strategic Diagnostics Inc.) (“SDI”), a holding company until June 1, 2017, and its subsidiaries (collectively, “the Company”) was incorporated in the State of Delaware in 1990, and, until 2013, engaged in bio-services and industrial bio-detection (collectively, the “Life Sciences Business”). On July 12, 2013, SDI sold substantially all of its rights, title and interest in substantially all of its non-cash assets related to the Life Sciences Business and became a “shell company,” as such term is defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended.

On June 1, 2017, SDI consummated a Contribution and Exchange Transaction (“Contribution and Exchange”) to acquire a 52.1% controlling interest in Turning Point Brands, Inc. (“Turning Point”). The transaction was accounted for as a recapitalization or reverse acquisition. Turning Point was the accounting acquirer for financial reporting purposes. Accordingly, the historical financial statements of Turning Point through May 31, 2017 became our historical financial statements, including the comparative prior periods. These consolidated financial statements include the results of SDI from June 1, 2017, the date the reverse acquisition was consummated. As of December 31, 2018, SDI has a 50.3% ownership interest in Turning Point.

Prior to the consummation of the Contribution and Exchange, SDI amended and restated its certificate of incorporation to provide for, among other things, the reclassification of every 25 shares of its common stock, par value $0.01 per share, into one share of a new class of common stock, par value $0.01 per share, designated as Class A Common Stock (the “Class A Common Stock”) and the authorization for issuance of an additional class of common stock, par value $0.01 per share, of SDI designated as Class B Common Stock (the “Class B Common Stock”). Prior to the closing of the Contribution and Exchange, SDI declared a dividend of one share of Class B Common Stock for each outstanding share of Class A Common Stock, payable to holders of record of Class A Common Stock on June 2, 2017. All references in the consolidated financial statements to the number of shares and per share amounts of common stock have been retroactively restated to reflect the reclassification of common stock, the shares issued in the Contribution and Exchange and the dividend of Class B Common Stock. Refer to Note 3 of our Notes to Consolidated Financial Statements, which are incorporated herein by reference, for further information. As a result of the consummation of the Contribution and Exchange, SDI is no longer a shell company.

      Our subsidiaries are engaged in the following lines of business:

•	Other tobacco products (Turning Point Brands, Inc. (“Turning Point”), a 50.3% owned subsidiary);
•	Outdoor advertising (Standard Outdoor LLC (“Standard Outdoor”), a wholly-owned subsidiary), beginning in July 2017; and
•	Insurance (Pillar General Inc. (“Pillar General”), a wholly-owned subsidiary), beginning in January 2018.

We are a diversified holding company with interests in a variety of industries and market sectors. We expect to continue to diversify our operations in the future. We will rely upon our existing cash balances and potential distributions from our subsidiaries to generate the funds necessary to meet our operating obligations and for future acquisitions. In addition, we may be required to raise additional capital through equity and/or debt financings in order to fund our future operations and/or acquisitions.

Turning Point

Turning Point is a leading, independent provider of Other Tobacco Products (“OTP”) in the U.S. Turning Point estimates the OTP industry generated approximately $11 billion of manufacturer revenue in 2017. In contrast to manufactured cigarettes, which have been experiencing declining volumes for decades based on data published by the Alcohol and Tobacco Tax and Trade Bureau (“TTB”), the OTP industry is demonstrating increased consumer appeal with low to mid-single digit consumer unit growth as reported by Management Science Associates, Inc. (“MSAi”), a third-party analytics and information company. Turning Point was the 6th largest competitor in terms of total OTP consumer units sold during 2018. Turning Point sells a wide range of products across the OTP spectrum; however, Turning Point does not sell cigarettes. Turning Point’s portfolio of brands includes some of the most widely recognized names in the OTP industry, such as Zig-Zag®, Beech-Nut®, Stoker’s®, Trophy®, VaporBeast®, Vapor Shark®, and VaporFi®. Turning Point currently ships to approximately 800 distributors with an additional 100 secondary, indirect wholesalers in the U.S. that carry and sell its products. Turning Point operates in three segments: (i) Smokeless products, (ii) Smoking products, and (iii) NewGen products.

Turning Point has a portfolio of widely recognized brands with significant customer loyalty. Turning Point has an experienced management team that possesses long-standing industry relationships and a deep understanding of the OTP industry. Turning Point has identified additional opportunities to grow sales, including the launch of new products and expanding its distribution and salesforce. Turning Point also believes there are meaningful opportunities to grow through acquisitions and joint ventures across all product categories. As of December 31, 2018, Turning Point’s products are available in approximately 185,000 U.S. retail locations which, with the addition of retail stores in Canada, brings the total North American retail presence to an estimated 210,000 points of distribution. Turning Point’s sales team targets widespread distribution to all traditional retail channels, including convenience stores, where over 60% of all OTP volume is currently sold, according to MSAi.

Smokeless Segment

Turning Point’s Smokeless segment includes both loose leaf chewing tobacco and moist snuff tobacco (“MST”). The Smokeless focus brand is Stoker’s in both chewing tobacco and MST. Stoker’s® chewing tobacco has grown considerable share over the last several years and is presently the #1 discount brand and the second largest brand in the industry, with approximately a 19% market share. Turning Point’s status in the chew market is further strengthened by Beech-Nut®, the #3 premium brand and #7 overall, as well as Trophy®, Durango®, and the five Wind River Brands acquired in November 2016. Collectively, the company is the #2 marketer of chewing tobacco with approximately 28% market share. Turning Point’s chewing tobacco operations are facilitated through its long-standing relationship with Swedish Match, the manufacturer of Turning Point’s loose leaf chewing tobaccos.1

In MST, Stoker’s remains among the fastest growing brands and holds a 7.4% share in the stores with distribution and a 3.5% share of the total U.S. MST market. Stoker’s pioneered the large 12 oz. tub packaging format and is manufactured using a proprietary process that Turning Point thinks results in a superior product. In late 2015, Turning Point extended the Stoker’s® MST franchise to include traditional 1.2 oz. cans to broaden retail availability. Turning Point’s proprietary manufacturing process is conducted at its Dresden, Tennessee, plant and packaged in both its Dresden, Tennessee, and Louisville, Kentucky facilities.1

Smoking Segment

Turning Point’s Smoking segment principally includes cigarette papers and Make-Your-Own (“MYO”) cigar wraps. The iconic strength of the Zig-Zag® brand drives Turning Point’s leadership position in both the cigarette papers and MYO cigar wrap markets. In cigarette papers, Zig-Zag® is the #1 premium cigarette paper in the U.S. with approximately 30% total market share. Management estimates also indicate that Zig-Zag® is the #1 brand in the promising Canadian market. Cigarette paper operations are aided by Turning Point’s sourcing relationships with Bolloré.1

In MYO cigar wraps, the Zig-Zag® brand commands about three-quarters of the market and continues to innovate in novel ways, including Turning Point’s recent introduction of Zig-Zag® ‘Rillo sized wraps which are similar in size to cigarillos, the most popular and fastest growing type of machine-made cigars. MYO cigar wraps operations are facilitated by Turning Point’s long-standing commercial relationship with the patent holder, Durfort.1

NewGen Segment

Turning Point’s NewGen segment includes its acquisitions of Smoke Free Technologies, d/b/a VaporBeast (“VaporBeast”), The Hand Media and its subsidiaries, d/b/a Vapor Shark (collectively, “Vapor Shark”), Vapor Supply, and International Vapor Group and its subsidiaries (collectively, “IVG”) which have solidified Turning Point’s status as a major player within the NewGen segment. VaporBeast is a leading distributor of liquid and device vapor products servicing the non-traditional retail channel. Vapor Shark is a leading distributor and manufacturer of premium vaping e-liquids with distribution through non-traditional retail as well as Vapor Shark branded retail locations. Vapor Supply operates high-volume vapor outlets in the Oklahoma market in addition to a B2B wholesale vapor business. IVG operates a strong B2C eCommerce business with direct sales to consumers nationwide and abroad through the Direct-Vapor and VaporFi brands and runs a wholesale vaping business under the Direct-Vapor mark. Turning Point’s acquisition of VaporBeast, Vapor Shark, Vapor Supply, and IVG accelerated its entry into the non-traditional retail outlets for vaporizers, e-liquids, and accessories. Turning Point believes its NewGen business will expand further as consumers continue to move from combustible cigarettes to vaping. Turning Point believes it is well-positioned to act as a consolidator in the NewGen space in anticipation of increased regulation and will continue to explore potential acquisitions. Refer to Note 3 of our Notes to Consolidated Financial Statements for further details regarding these acquisitions.

1 Brand rankings and market share percentages obtained from MSAi as of December 31, 2018.

In November 2018, Turning Point announced a minority position (19.99%) in Canadian American Standard Hemp (“CASH”). CASH is headquartered in Warwick, Rhode Island, and manufactures cannabidiol isolate (“CBD”) developed through highly efficient and proprietary processes. On January 15, 2019, Turning Point announced the formation of Nu-X Ventures dedicated to the development, production and sale of alternative products including CBD and proprietary vapor products. Nu-X management is working collaboratively with CASH to bring proprietary CBD products to market. Both Nu-X CBD and proprietary vapor products will leverage the Turning Point national salesforce and the wholesale distribution prowess of VaporBeast and the B2C selling power at IVG to distribute novel new products across its full platform of opportunity.

Standard Outdoor

Standard Outdoor is an out-of-home advertising business. As of December 31, 2018, we own and operate 394 billboard faces located across Alabama, Florida, Georgia and Texas and lease and operate 3 billboard faces in South Carolina. We acquired 387 of these billboard faces in 2018. Prior to 2018, we had 10 billboard faces located in several counties near Austin, Texas. Revenues include outdoor advertising revenues, while operating expenses primarily include compensation costs, depreciation and rent expense. The results of Standard Outdoor are included in our consolidated operating results from July 3, 2017.

Pillar General

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

Turning Point’s Competitive Strengths

We believe Turning Point’s competitive strengths include the following:

Large, Leading Brands with Significant Scale

Turning Point has built a portfolio of leading brands with significant scale that are well recognized by consumers, retailers, and wholesalers. Turning Point’s Stoker’s® and Zig-Zag® brands are each well established and date back 79 and 119 years, respectively. The NewGen segment has been built primarily through the 2016 acquisition of VaporBeast and the 2018 acquisition of IVG, leading sellers of e-liquids, devices, and accessories.

•
Stoker’s® is the #2 loose leaf chewing tobacco brand and among the fastest growing MST brands in the industry. Turning Point manufactures Stoker’s® MST using only 100% American Leaf, utilizing a proprietary process to produce what Turning Point believes is a superior product.

•
Zig-Zag® is the #1 cigarette paper brand in terms of retail dollar sales in the U.S., as measured by Nielsen Convenience, with significant distribution in Canada. Zig-Zag® is also the #1 MYO cigar wrap brand in the U.S., as measured by MSAi.

•
VaporBeast is a leading distributor of liquid vapor products to the non-traditional retail channel. Revenue growth at VaporBeast has been delivered through a more effective selling process, which generated increased order sizes and the frequency of customer orders.

•	IVG is a leading B2C marketer of proprietary and third party liquid vapor products.

Turning Point believes the Stoker’s® brand is seen as an innovator in both the loose leaf chewing tobacco and moist snuff markets. Zig-Zag® is an iconic brand and has strong, enduring brand recognition among a wide audience of consumers. VaporBeast is a powerful distribution engine that allows Turning Point to further penetrate the vaporizer and e-liquids markets via non-traditional retail outlets. Most recently, the 2018 acquisition of IVG moves Turning Point directly into the highly attractive, high margin B2C segment via the flagship VaporFi® brand.

Successful Track Record of New Product Launches and Category Expansions

Turning Point has successfully launched new products and entered new product categories by leveraging the strength of its brands. Turning Point methodically targets markets which it believes have significant growth potential. Turning Point has been successful in entering new product categories by extending existing products and brands in addition to introducing new products:

•
Turning Point has leveraged the proud legacy and value of the Stoker’s® brand to introduce a 12 oz. MST tub, a product whose size was not offered by any other market participant at the time of introduction. Stoker’s® MST has been among the fastest growing moist snuff brands in the industry in terms of pounds sold. While competitors have introduced larger format tub packaging, the early entry and differentiation of the Stoker’s® product have firmly established Turning Point as the market leader with over 50% of the Tub market. In third quarter of 2015, Turning Point introduced Stoker’s® MST in 1.2 oz. cans to further expand retail penetration, particularly in convenience stores.

•
In 2009, Turning Point extended the Zig-Zag® tobacco brand into the MYO cigar wraps market and captured a 50% market share within the first two years. Turning Point is now the market share leader for MYO cigar wraps with approximately a 75% share. Turning Point believes its success was driven by the Zig-Zag® tobacco branding, which it feels is widely understood by consumers to represent a favorable, customizable experience ideally suited to MYO products.

•
VaporBeast quickly established itself as a leading marketer and distributor of liquid vapor products to the non-traditional retail universe. With its national footprint, VaporBeast is leveraging its regional consumer preference insights to further accelerate sales advances.

•
The IVG acquisition, and specifically the VaporFi B2C marketing engine, offers Turning Point the opportunity to leverage the marketing competencies and processes to sell novel new proprietary products across multiple channels and platforms.

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

Extensive Distribution Network and Data Driven Sales Organization

Turning Point has taken important steps to enhance its selling and distribution network and consumer marketing capabilities while keeping its capital expense requirements relatively low. Turning Point services its traditional tobacco and vapor customer bases with an experienced sales and marketing organization of approximately 174 professionals who possess in-depth knowledge of the tobacco and vapor industries. Turning Point extensively uses data supported by leading technology to enable its salesforce to analyze changing trends and effectively identify evolving consumer preferences at the store level. Turning Point subscribes to a sales tracking system provided by MSAi that measures all OTP product shipments by all market participants, on a weekly basis, from approximately 900 wholesalers to over 250,000 traditional retail stores in the U.S. This system enables Turning Point to understand share and volume trends across multiple categories at the individual store level, allowing it to allocate field salesforce coverage to the highest opportunity stores, thereby enhancing the value of new store placements and sales activity. Within the Stoker’s product categories, Turning Point has seen a positive correlation between the frequency of store calls by its salesforce and its retail market share. As the initial sales effort is critical to the success of a product launch, Turning Point believes its experienced salesforce, expansive distribution network, and leading market analytics put it in a strong position to swiftly execute new product launches in response to evolving consumer and market preferences.

Long-standing, Strong Relationships with an Established Set of Producers

As part of Turning Point’s asset-light operating model, Turning Point built long-standing and extensive relationships with leading, high-quality producers. In 2018, Turning Point’s three most important suppliers were:

•	Swedish Match, which manufactures Turning Point’s loose leaf chewing tobacco;
•	Bolloré, which provides Turning Point with exclusive access to the Zig-Zag® cigarette paper and accessories brand for the U.S. and Canada; and
•	Durfort, from which Turning Point sources its MYO cigar wraps.

By outsourcing the production of products that represent more than 80% of Turning Point’s net sales to a select group of suppliers with whom Turning Point has strong relationships, Turning Point is able to maintain low overhead costs and minimal capital expenditures, which together drive its margins.

Experienced Management Team

With an average of approximately 25 years of consumer products experience, including an average of 23 years in the tobacco industry, Turning Point’s senior management team has enabled it to grow and diversify its business while improving operational efficiency. Members of management have previous experience at other leading tobacco companies, including Altria Group, Inc. (formerly Philip Morris); Liggett & Myers Tobacco Company (now Liggett Group, a subsidiary of Vector Group ltd); Swedish Match; and American Brands, Inc. Given the professional experience of the senior management team Turning Point is able to analyze risks and opportunities from a variety of perspectives. Turning Point’s senior leadership has embraced a collaborative culture in which the combined experience, analytical rigor, and creativity are leveraged to assess opportunities and deliver products that satisfy consumers’ demands.

Turning Point’s Growth Strategies

Turning Point is focused on building sustainable margin streams, expanding the availability of Turning Point’s products, developing new products through innovation, and enhancing overall operating efficiencies with the goal of improving margins and cash flow. Turning Point adopted the following strategies to drive growth in its business and build stockholder value:

Grow Share of Existing Product Lines, Domestically and Internationally

Turning Point intends to remain a consumer centric organization with an innovative view and understanding of the OTP market. Turning Point believes there are meaningful opportunities for growth within the OTP market and in the emerging alternatives market which includes cannabidiol isolate (“CBD”). Turning Point expects to continue to identify unmet consumer needs and provide quality products that Turning Point believes will result in genuine consumer satisfaction and foster the growth of revenue. Turning Point maintains a robust product pipeline and plan to strategically introduce new products in attractive, growing OTP segments, both domestically and internationally. For example, in addition to Turning Point’s successful launch of Stoker’s® smaller 1.2 oz. MST cans, Turning Point believes there are opportunities for new products in the MST pouch and MYO cigar wrap markets. Products currently in Turning Point’s pipeline include Zig-Zag® Natural Leaf Wraps and Zig-Zag® Unbleached Paper and Zig-Zag® Cones in the Smoking products segment and Primal® Hemp Wraps/Cones, small form factor vaping devices and pods as well as CBD products in the NewGen products segment. Turning Point believes it has successfully built strong, powerful brands possessing significant potential.

In 2018, less than 5% of Turning Point’s revenues were generated outside of the U.S. Having established a strong infrastructure and negotiated relationships across multiple segments and products, Turning Point is pursuing an international growth strategy to broaden sales and strengthen margins. Turning Point believes international sales represent a meaningful growth opportunity. Turning Point’s goals include expanding its presence in the worldwide OTP industry on a targeted basis. For example, Turning Point is selling its Stoker’s® MST products in South America, and Primal® herbal wraps and cones internationally. Turning Point intends to pursue a dual path of introducing its own products and brands as well as partnering with other industry leaders to improve market access and profitability in efforts to support its international expansion.

Expand into Adjacent Categories through Innovation and New Partnerships

Turning Point continually evaluates opportunities to expand into adjacent product categories by leveraging its current portfolio or through new partnerships. In 2009, Turning Point leveraged the Zig-Zag® tobacco brand and introduced Zig-Zag® MYO cigar wraps with favorable results. Turning Point now commands the #1 market share position for that segment. Turning Point is currently expanding its Zig-Zag® MYO cigar wraps through the expansion of the Zig-Zag® ‘Rillo™ size cigar wraps which are similar in size to machine-made cigarillos, the most popular and rapidly growing cigar type. Additionally, Turning Point leveraged the big value equity in Stoker’s to launch a highly-differentiated and proprietary MST product that remains among the fastest growing brands in the category. Turning Point  has identified a number of new adjacencies and intends to leverage its existing brands and partnerships to continue the process of commercializing winning products that satisfy consumer needs.

Continue to Grow a Strong NewGen Platform

The OTP category is continually evolving as consumers actively seek out new products and product forms. Given this market demand, Turning Point has developed a NewGen product platform which it believes will serve new and evolving consumer demands across multiple product categories. Core products within Turning Point’s existing NewGen segment include electronic cigarette (“e-cigarette”) and vapor products, including e-liquids, and herbal smoking products which contain no tobacco or nicotine.

Moving forward, Turning Point has identified additional opportunities in both CBD and vapor which it intends to take to market under its newly established subsidiary, Nu-X Ventures. Through Turning Point’s partnership with CASH and the keen insights it has attained in the vapor space over the last several years, Turning Point intends to fully leverage the total Turning Point infrastructure to place novel Nu-X products at retail and online via its B2C expertise.

Based upon its continuing success in the vapor channel, Turning Point remains optimistic that the liquid vapor segment will continue to present opportunities for additional growth as it allows each customer to customize his or her experience by being able to choose both flavor and nicotine level. Although the liquid vapor segment is still developing, Turning Point believes that it is already becoming highly disruptive to the combustible cigarette industry, particularly in traditional retail where sales have rapidly expanded over each of the last two years. While traditional retail has experienced significant liquid vapor sales increases, Turning Point believes a significant portion of current liquid vapor revenues are earned outside of the traditional retail environment through online sales or in non-traditional retail outlets.

Turning Point believes the categories within its NewGen segment are poised to be the key industry growth drivers in the future, and Turning Point is well-positioned to capitalize on this growth. Turning Point intends to continue to pursue growth of its NewGen product platform by offering unique and innovative products to address evolving consumer demands.

Strategically Pursue Acquisitions

Turning Point believes there are meaningful acquisition opportunities in the fragmented OTP space. Turning Point regularly evaluates acquisition opportunities across the OTP landscape. In evaluating acquisition opportunities, Turning Point’s focus is on identifying acquisitions that strengthen its current distribution platform and product offerings or enable category expansion in areas with high potential growth.

Substantially all of Turning Point’s 2018 U.S. gross profit was derived from sales of products currently regulated by the U.S. Food and Drug Administration (“FDA”) Center for Tobacco Products. Turning Point has significant experience in complying with the FDA regulatory regime with a compliance infrastructure composed of legal and scientific professionals. Turning Point believes many smaller OTP manufacturers currently lack this infrastructure, which it believes is necessary to comply with the broad scope of FDA regulations. Turning Point believes its regulatory compliance infrastructure, combined with its skilled management and strong distribution platform, position it to act as a consolidator within the OTP industry.

Turning Point has a strong track record of enhancing its OTP business with strategic and accretive acquisitions. For example, Turning Point’s acquisition of the North American Zig-Zag® cigarette papers distribution rights in 1997 has made us the #1 premium cigarette paper brand in the U.S. in terms of retail dollar sales, as measured by Nielsen. Perhaps more importantly, Turning Point owns the Zig-Zag® tobacco trademark in the U.S. and have leveraged this asset effectively with approximately 50% of Turning Point’s total 2018 Zig-Zag branded net sales under its own Zig-Zag® marks rather than those Turning Point licenses from Bolloré. In 2003, Turning Point acquired the Stoker’s® brand. Turning Point has since built the brand to a strong #2 position in the chewing tobacco industry while successfully leveraging the brand’s value through its MST expansion where it remains among the fastest growing MST brands in the industry. More recently, Turning Point has completed five acquisitions since its IPO to acquire (i) smokeless tobacco brands from Wind River, (ii) VaporBeast, (iii) Vapor Shark, (iv) Vapor Supply, and (v) IVG. Additionally, Turning Point’s strategic minority interest in CASH gives Turning Point access to a pipeline of novel new CBD products that it believes will be a dynamic force in the industry.

Maintain Lean, Low-Cost Operating Model

Turning Point has a lean, asset-light manufacturing and sourcing model which requires low capital expenditures and utilizes outsourced supplier relationships. Turning Point believes its asset-light model provides marketplace flexibility and allows it to achieve favorable margins. Turning Point’s market analytics allow it to efficiently and effectively address evolving consumer and market demands. Turning Point’s supplier relationships allows it to increase the breadth of its product offerings and quickly enter new OTP markets as management is able to focus on brand building and innovation. Turning Point intends to continue to optimize its asset-light operating model as it grows in order to maintain a low cost of operations and healthy margins. In 2018, approximately 85% of Turning Point’s net sales were derived from outsourced production operations. Turning Point’s capital expenditures have ranged between $1.3 million and $3.2 million per year over the previous 5 years. Turning Point does not intend to outsource its MST production as a result of its proprietary manufacturing processes which are substantively different than those of its competitors.

Raw Materials, Product Supply, and Inventory Management

Turning Point sources its products through a series of longstanding, highly-valued relationships which allow it to conduct its business on an asset-light, distribution-focused basis.

The components of inventories at December 31, 2018 and 2017, were as follows (in thousands):

	December 31, 2018	December 31, 2017
Raw materials and work in process	$2,722	$2,545
Leaf tobacco	34,977	30,308
Finished goods - Smokeless products	6,321	5,834
Finished goods - Smoking products	14,666	14,110
Finished goods - NewGen products	37,194	14,532
Other	738	1,290
	96,618	68,619
LIFO reserve	(5,381)	(5,323)
	$91,237	$63,296

Smokeless Products

Turning Point’s loose leaf chewing and moist snuff tobaccos are produced from air-cured and fire-cured leaf tobacco, respectively. Turning Point utilizes recognized suppliers that generally maintain 12- to 24-month supplies of its various types of tobacco at their facilities. Turning Point does not believe it is dependent on any single country or supplier source for tobacco. Turning Point generally maintains up to a two-month supply of finished, loose leaf chewing tobacco and moist snuff. This supply is maintained at its Louisville, Kentucky, facility and in two regional public warehouses to facilitate distribution.

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

All of Turning Point’s loose leaf chewing tobacco production is fulfilled through its agreement with Swedish Match. See the “Distribution and Supply Agreements” section for Turning Point’s discussion of the Swedish Match Manufacturing Agreement. All of the moist snuff products are manufactured at Turning Point’s facility in Dresden, Tennessee. Packaging occurs at the Dresden, Tennessee, location in addition to the facility in Louisville, Kentucky.

Smoking Products

Pursuant to Turning Point’s distribution agreements with Bolloré (discussed in more detail, below, under the heading “Distribution and Supply Agreements”), Turning Point is required to purchase from Bolloré all cigarette papers, cigarette tubes, and cigarette injecting machines that it sells, subject to Bolloré fulfilling its obligations under these distribution agreements. If Bolloré is unable or unwilling to perform its obligations or ceases its cigarette paper manufacturing operations, in each case, as set forth in the Distribution Agreements, it may seek third-party suppliers and continue the use of the Zig-Zag® trademark to market these products. To ensure Turning Point has a steady supply of premium cigarette paper products, as well as cigarette tubes and injectors, Bolloré is required to maintain, at its expense, a two-month supply of inventory in a bonded, public warehouse in the U.S.

Turning Point obtains its MYO cigar wraps from the patent holder under its agreement with Durfort in the Dominican Republic. Turning Point also obtains its Zig-Zag branded cigar products from the Dominican Republic. Turning Point obtains its pipe tobaccos from domestic sources. Turning Point generally purchases these tobaccos through multiple sources; thus, it believes it is not dependent on a single supplier. Turning Point packages these products at its Louisville, Kentucky, facility.

NewGen Products

Turning Point has sourcing relationships that are capable of providing liquid vapor products for other companies’ brands and for producing its own branded product lines in the category. Turning Point’s acquisitions of VaporBeast, Vapor Shark, Vapor Supply, and IVG have (i) accelerated its entry into the non-traditional retail channel, where it believes a significant portion of liquid vapor products are sold; (ii) provided enhanced distribution of products; and (iii) established best-in-class distribution and B2C platforms combining eCommerce selling skills with a national, retail salesforce. Turning Point believes the VaporBeast B2B competency coupled with the IVG B2C selling strengths and its national retail salesforce is a genuine competitive advantage and one that it intends to leverage on behalf of Nu-X CBD and vapor products. Furthermore, Turning Point has established a sourcing group in Asia to ensure timely and cost-effective access to marketplace winners and new product launches, while also maximizing margin through thoughtful logistics strategies.

Distribution and Supply Agreements

Bolloré Distribution and License Agreements

Turning Point is party to two long-term distribution and license agreements with Bolloré with respect to sales of cigarette papers, cigarette tubes, and cigarette injector machines—one with respect to distribution in the U.S. and one with respect to distribution in Canada (collectively, the “Distribution Agreements”). Under the Distribution Agreements, Bolloré granted Turning Point the exclusive right to purchase products bearing the Zig-Zag® brand name from Bolloré for resale in the U.S. and Canada. Turning Point has the sole right to determine pricing and other terms upon which it may resell any products purchased from Bolloré, including the right to determine the ultimate distributors of such products within these countries. Furthermore, on March 19, 2013, Turning Point entered into an additional License and Distribution Agreement with Bolloré (the “Bolloré License Agreement”), which permits Turning Point the exclusive use of the Zig-Zag® brand name in the U.S. for e-cigarettes and any related accessories, including vaporizers and e-liquids. The Bolloré License Agreement terminates upon termination of the Distribution Agreements.

Each of the Distribution Agreements were entered into on November 30, 1992, by a predecessor in interest for an initial twenty-year term. The Distribution Agreements automatically renewed in November 2012 for a second twenty-year term and will automatically renew for successive twenty-year terms unless terminated in accordance with the provisions of such agreement. The Distribution Agreements provide that, in order to assure each of the parties receives commercially reasonable profits in light of inflationary trends and currency fluctuation factors, 120 days prior to December 31, 2004, and each fifth-year anniversary from such date thereafter, the parties are required to enter into good faith negotiations to agree on an index and currency adjustment formula to replace the index and formula currently in effect. If the parties are unable to agree, the dispute is to be submitted to binding arbitration. Pursuant to the Distribution Agreements, if at any time the price received by Bolloré fails to cover its costs, Bolloré may give Turning Point notice of this deficiency, and the parties must promptly negotiate in good faith to adjust prices. If the parties cannot agree on new prices, Turning Point may purchase products from an alternative supplier reasonably acceptable to Bolloré until the next price adjustment period (subject to certain price-matching rights available to Bolloré and other terms and conditions). Further, Bolloré sources its needs for Turning Point’s orders from an affiliate of one of Turning Point’s competitors. See “Risk Factors— Turning Point depends on a small number of key third-party suppliers and producers for its products” for further details.

Pursuant to the Distribution Agreements, export duties, insurance, and shipping costs are the responsibility of Bolloré. Import duties and taxes in the U.S. and Canada are Turning Point’s responsibility. Under the Distribution Agreements, Turning Point must purchase cigarette papers, cigarette tubes, and cigarette injector machines from Bolloré, subject to Bolloré fulfilling its obligations under these agreements. Bolloré is required to provide Turning Point with the quantities of the products that Turning Point orders consistent with specific order-to-delivery timelines detailed in the agreement. The Distribution Agreements provide Turning Point with certain safeguards to ensure that Turning Point will be able to secure a steady supply of product, including (i) granting Turning Point the right to seek third-party suppliers with continued use of the Zig-Zag® trademark if Bolloré is unable to perform its obligations or ceases its cigarette paper manufacturing operation, in each case as set forth in the Distribution Agreements, and (ii) maintaining a two-month supply of safety stock inventory of the premium papers, tubes, and injector machines in the U.S. at Bolloré’s expense.

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

Each of the Distribution Agreements permits Bolloré to terminate such agreement (i) if certain minimum purchases (which, in the case of both Distribution Agreements, have been significantly exceeded in recent years) of cigarette paper booklets have not been made by Turning Point for resale in the jurisdiction covered by such agreement within a calendar year, (ii) if Turning Point assigns such agreement without the consent of Bolloré, (iii) upon a change of control without the consent of Bolloré, (iv) upon certain acquisitions of Turning Point’s equity securities by one of its competitors or certain investments by Turning Point’s significant stockholders in one of its competitors, (v) upon certain material breaches, including Turning Point’s agreement not to promote, directly or indirectly, cigarette paper or cigarette paper booklets of a competitor, or (vi) upon Turning Point’s bankruptcy, insolvency, liquidation, or other similar event. Additionally, the Canada Distribution Agreement is terminable by either Turning Point or Bolloré upon the termination of the U.S. Distribution Agreement.

Swedish Match Manufacturing Agreement

On September 4, 2008, Turning Point entered into a manufacturing and distribution agreement with Swedish Match whereby Swedish Match became the exclusive manufacturer of Turning Point’s loose leaf chewing tobacco. Under the agreement, production of Turning Point’s loose leaf chewing tobacco products was completely transitioned to Swedish Match’s plant located in Owensboro, Kentucky, on September 18, 2009. Turning Point sources all of the tobacco Swedish Match uses to manufacture Turning Point’s products along with certain proprietary flavorings and retain all marketing, design, formula, and trademark rights over Turning Point’s loose leaf products. Turning Point also has the right to approve all product modifications and are solely responsible for decisions related to package design and branding of the loose leaf tobacco produced for Turning Point. Responsibilities related to process control, manufacturing activities, and inventory management with respect to Turning Point’s loose leaf products are allocated between Turning Point and Swedish Match as specified in the agreement. Turning Point also has rights to monitor production and quality control processes on an ongoing basis.

The agreement had an initial ten-year term and will automatically be renewed for five successive ten-year terms unless either party provides at least 180 days’ notice prior to a renewal term of its intent to terminate the agreement, or unless otherwise terminated by mutual agreement of the parties in accordance with the provisions of the agreement. If a notice of non-renewal is delivered, the contract will expire two years after the date on which the agreement would have otherwise been renewed. The terms allow the agreement to be assumed by a buyer, terminated for uncured material breach, or terminated by Turning Point subject to a buyout. Turning Point also holds a right of first refusal to acquire the manufacturing plant as well as Swedish Match’s chewing tobacco unit. The agreement was automatically renewed for the first of five 10-year renewal periods on September 4, 2018.

Production and Quality Control

Turning Point primarily outsources its manufacturing and production processes and focus on packaging, marketing, and distribution. Turning Point currently manufactures approximately 15% of its products as measured by net sales. Turning Point’s in-house manufacturing operations are limited to (i) the manufacturing of Turning Point’s moist snuff products, which occurs at its facility in Dresden, Tennessee; (ii) the packaging of Turning Point’s moist snuff products at its facilities in Dresden, Tennessee, and Louisville, Kentucky; (iii) the manufacturing of e-liquids at Turning Point’s Louisville, Kentucky, facility; and (iv) the processing and packaging of Turning Point’s pipe tobacco products, which is completed at Turning Point’s manufacturing facility in Louisville, Kentucky. Turning Point’s MST products are processed in-house, rather than outsourced, as a result of its proprietary manufacturing processes which are substantively different than those of Turning Point’s competitors.

Turning Point uses proprietary production processes and techniques, including strict quality controls. Turning Point’s quality control group routinely tests the quality of the tobacco, flavorings, application of flavorings, premium cigarette papers, tubes and injectors, cigars, MYO cigar wraps, liquid vapor products, and packaging materials. Turning Point utilizes sophisticated quality controls to test and closely monitor the quality of its products. The high quality of Turning Point’s tobacco products is largely the result of using high-grade tobacco leaf and food-grade flavorings and, on an ongoing basis, analyzing the tobacco cut, flavorings, and moisture content together with strict specifications for sourced products.

Given the importance of contract manufacturing to Turning Point’s business, Turning Point’s quality control group ensures that established, written procedures and standards are adhered to by each of its contract manufacturers. Responsibilities related to process control, manufacturing activities, quality control, and inventory management with respect to Turning Point’s loose leaf are allocated between Turning Point and Swedish Match under the manufacturing agreement.

Sales and Marketing

Turning Point has grown the size and capacity of its salesforce and intends to continue strengthening the organization to advance its ability to deepen and broaden the retail availability of Turning Point’s products and brands.

As of December 31, 2018, Turning Point had a nationwide tobacco and vapor sales and marketing organization of approximately 174 professionals. Turning Point’s tobacco-related sales and marketing group focuses on priority markets and sales channels and seeks to operate with a high level of efficiency. In 2018, Turning Point’s sales and marketing efforts enabled its tobacco-related products to reach an estimated 210,000 retail doors in North America and over 800 direct wholesale customers with an additional 100 secondary, indirect wholesalers in the U.S.

Turning Point’s tobacco sales efforts are focused on wholesale distributors and retail merchants in the independent and chain convenience store, tobacco outlet, food store, mass merchandising, drug store, and non-traditional retail channels. Turning Point’s NewGen sales efforts are focused on alternative channels and winning new stores, increasing store share of requirements and growing the B2C engine to capture a greater share of online sales direct to the consumer. Turning Point has expanded, and intends to continue to expand, the sales of its products into previously underdeveloped geographic markets and retail channels. In 2018, Turning Point derived more than 95% of its net sales from sales in the U.S., with the remainder primarily from sales in Canada.

Turning Point subscribes to a sales tracking system from MSAi that records all traditional OTP product shipments (Turning Point’s as well as those of its competitors) from approximately 900 wholesalers to over 250,000 traditional retail stores in the U.S. This system enables Turning Point to understand individual product share and volume trends across multiple categories down to the individual retail store level, allowing Turning Point to allocate field salesforce coverage to the highest opportunity stores. Additionally, the ability to select from a range of parameters and to achieve this level of granularity means Turning Point can analyze marketplace trends in a timely manner and swiftly evolve its business planning to meet market opportunities.

Turning Point employs marketing activities to grow awareness, trial, and sales including selective trade advertising to expand wholesale availability, point-of-sale advertising and merchandising and permanent and temporary displays to improve consumer visibility, and social media. Turning Point complies with all regulations relating to the marketing of tobacco products, such as directing marketing efforts to adult consumers, and is committed to full legal compliance in the sales and marketing of its products. To date, Turning Point has neither relied upon, nor conducted, any substantial advertising in the consumer media for its products.

In the years ended December 31, 2018, 2017, and 2016, Turning Point did not have any customer that accounted for 10% or more of its net sales. Turning Point’s customers use an open purchase order system to buy its products and are not obligated to do so pursuant to ongoing contractual obligations. Turning Point performs periodic credit evaluations of its customers and generally does not require collateral on trade receivables. Historically, Turning Point has not experienced material credit losses. Sales to customers within the NewGen segment are generally prepaid.

Competition

Many of Turning Point’s competitors are better capitalized than Turning Point is and have greater resources, financial and otherwise. Turning Point believes its ability to effectively compete and strong market positions in its principal product lines are due to the high recognition of Turning Point’s brand names, the perceived quality of each of its products, and the efforts of Turning Point’s sales, marketing, and distribution teams. Turning Point competes against “big tobacco,” including Altria Group, Inc. (formerly Philip Morris); British American Tobacco p.l.c. (formerly Reynolds); Swedish Match; Swisher International; and manufacturers including U.K. based Imperial Brands, PLC, across its segments. “Big tobacco” has substantial resources and a customer base that has historically demonstrated loyalty to their brands.

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

Smoking Products

Turning Point’s principle competitors for premium cigarette paper sales are Republic Tobacco, L.P. and HBI International. Turning Point’s two major competitors for its MYO cigar wraps are New Image Global, Inc., and Blunt Wrap USA.

NewGen Products

In the NewGen products segment, aside from the established operations of Juul Labs, Turning Point’s competitors are varied as the market is relatively new and highly fragmented. Turning Point’s direct competitors sell products that are substantially similar to Turning Point’s products through the same channels in which it sells liquid vapor products. Turning Point competes with these direct competitors for sales through wholesalers and retailers including, but not limited to, vapor stores, national chain stores, tobacco shops, and convenience stores and in the online direct to consumer environment. Through Turning Point’s acquisitions, it now also competes directly with other non-traditional distributors and retailers.

Patents, Trademarks, and Trade Secrets

Turning Point has numerous registered trademarks relating to its products, including: Beech-Nut®, Trophy®, Havana Blossom®, Durango®, Stoker’s®, Tequila Sunrise®, Fred’s Choice®, Old Hillside®, Our Pride®, Red Cap®, Tennessee Chew®, Big Mountain®, Springfield Standard®, Snake River®, VaporBeast®, Vapor Shark®, DirectVapor®, VaporFi®, and SouthBeachSmoke®. The registered trademarks, which are significant to Turning Point’s business, expire periodically and are renewable for additional 10-year terms upon expiration. Flavor and blend formula trade secrets relating to Turning Point’s tobacco products, which are key assets of Turning Point’s businesses, are maintained under strict secrecy. The Zig-Zag® trade name and trademark for premium cigarette papers and related products are owned by Bolloré and have been exclusively licensed to Turning Point in the U.S. and Canada. The Zig-Zag® trade name and trademark for e-cigarette and vaporizers are also owned by Bolloré and have been exclusively licensed to Turning Point in the U.S. Turning Point owns the Zig-Zag® trademark with respect to its use in connection with products made with tobacco including, without limitation, cigarettes, cigars, and MYO cigar wraps in the U.S.

Research and Development and Quality Assurance

Turning Point has a research and development and quality assurance function that tests raw materials and finished products in order to maintain a high level of product quality and consistency. Research and development largely bases its new product development efforts on its high-tech data systems. Turning Point spent approximately $2.5 million, $2.3 million, and $2.0 million on research and development and quality control efforts for the years ended December 31, 2018, 2017, and 2016, respectively.

Standard Outdoor

Business Strategy

Standard Outdoor owns and operates a total of 176 billboard structures, with 394 billboard faces, in Georgia and Florida (87 billboard structures), Alabama (82 billboard structures) and Texas (7 billboard structures). Typically, Standard Outdoor’s structures are positioned on properties that it leases with terms ranging from month-to-month to 99 years, often with renewal or extension options. Standard Outdoor’s lease obligations vary under these arrangements. Currently, Standard Outdoor is focused on an aggressive local sales effort with minimal national account business.

Standard Outdoor inventory consists of traditional static outdoor advertising structures, where the client’s advertising copy is printed with computer-generated graphics on a single sheet of vinyl and wrapped around the display face, as well as fully automated, digital LED electronic displays. Standard Outdoor’s structures are located on major highways and secondary arteries targeting local and commuter vehicular traffic. Standard Outdoor’s contracts with advertisers range from one month to multiple years. In most cases, Standard Outdoor’s advertising displays have multiple faces.

Standard Outdoor believes that the outdoor advertising business offers attractive growth opportunities on which Standard Outdoor hopes to capitalize as it increases is presence in current and new operating regions in the United States.

Standard Outdoor typically owns the physical structures on which its clients’ advertising copy is displayed. Standard Outdoor acquires new structures from third parties and erects them on sites that it leases or for which it has acquired permanent easements. In addition to the site leases described above, Standard Outdoor generally must obtain from state or local government a permit to build and operate each billboard structure.

Competition

The outdoor billboard industry is highly competitive. There is a concentration in the ownership of billboard structures in the geographic markets in which Standard Outdoor competes and significantly larger companies such as Clear Channel Outdoor Communications, OUTFRONT Media Inc. and Lamar Advertising Company, dominate the out-of-home advertising business. In addition, Standard Outdoor competes with other outdoor advertising solutions, including street furniture (for example, bus shelters and benches), transit and other alternative advertising signs.

Pillar General

Business Strategy

As of January 2, 2018, following the acquisition of Interboro, Pillar General entered the insurance business. Maidstone, a wholly owned subsidiary of Interboro, offers personal automobile and homeowner insurance, primarily in the State of New York, with approximately 11,500 policies in-force.

Maidstone sources, writes and services automobile and homeowner insurance policies using a network of independently licensed and appointed agents and brokers, and currently does not market its products directly to consumers. Maidstone’s broker network currently consists of approximately 750-plus brokers in New York with demonstrated competency in writing automobile and homeowner insurance in locations that are consistent with Maidstone’s risk appetite and underwriting capabilities, and Maidstone will continue to assess appointing additional agents and brokers in territories where Maidstone does not have a strong presence, enabling Maidstone to further grow and diversify its policyholder base.

Maidstone has an in-house claims department of seasoned claims professionals that works with outside attorneys. Maidstone’s management handles decisions on claim settlements and payment. For its homeowner business, Maidstone uses outside adjusters with expertise in adjusting larger property claims to adjust homeowner’s claims, and engages a nationally recognized adjusting firm to assist with potential catastrophic events.

Maidstone runs a balanced investment strategy, the main tenets of which are, in order of priority, capital conservation, current income and long-term growth of capital and income.

Competition

Our insurance business operates in an environment that is highly competitive and very fragmented. We compete with other insurance providers, including but not limited to substantially larger competitors such as GEICO, State Farm, Allstate, Progressive, Liberty Mutual and Travelers, as well as numerous specialist, regional and local firms in almost every area of our business. Further, new competitors may regularly enter the market. Any additional industries or markets that we may enter through future acquisitions will also likely be occupied by established competitors.

Employees

Including our operating subsidiaries as described below, we employed approximately 585 persons at March 4, 2019. Turning Point employed 520 persons. Maidstone Insurance Company employed 53 persons. Standard Outdoor employed 7 persons. None of our employees are represented by unions. We believe we have a positive relationship with our employees.

Corporate Information

We (f/k/a Standard Diversified Opportunities Inc., Special Diversified Opportunities Inc. and Strategic Diagnostics Inc.) were incorporated in the State of Delaware in 1990. Our principal executive offices are located at 155 Mineola Boulevard, Mineola, NY 11501, and our telephone number is (516) 248-1100. Our website address is www.standarddiversified.com.

Available Information

We are subject to the information requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). We file periodic reports, current reports, proxy statements, and other information with the SEC. The SEC maintains a website at http://www.sec.gov that contains all of our information that has been filed or furnished electronically with the SEC. We make available free of charge on our website a link to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable, after such material is electronically filed with, or furnished to, the SEC.

Item 1A.	Risk Factors

Set forth below are risks and uncertainties relating to our business, industry and the ownership of our securities. These risks and uncertainties may lead to outcomes that could adversely affect our results of operations and financial condition. You should carefully consider each of these risks and uncertainties and all of the information in this Annual Report on Form 10-K and its exhibits, including our consolidated financial statements and notes thereto for the year ended December 31, 2018, which are included in a separate section at the end of this report beginning on page 67.

SDI

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

We are a diversified holding company with interests in a variety of industries and market sectors. We expect to continue to diversify our operations in the future. Future acquisitions that we consummate will involve unknown risks, some of which will be particular to the industry in which the acquisition target operates. We may be unable to adequately address the financial, legal and operational risks raised by such acquisitions, especially if we are unfamiliar with the industry in which we invest. The realization of any unknown risks could prevent or limit us from realizing the projected benefits of the acquisitions, which could adversely affect our financial condition and liquidity. In addition, our financial condition and results of operations, will be subject to the specific risks applicable to any company in which we invest.

There can be no assurance that our due diligence investigations will identify every matter that could have a material adverse effect on SDI.

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

The Sixth Amended and Restated Certificate of Incorporation of SDI authorizes the issuance of up to 330,000,000 shares of Common Stock, 300,000,000 of which are designated as Class A Common Stock and 30,000,000 of which are designated as Class B Common Stock, and 50,000,000 shares of blank check preferred stock. We currently have more than 310,000,000 authorized but unissued shares of our Common Stock available for issuance. We may issue a substantial number of additional shares of common or preferred stock to complete a business combination or acquisition or under an employee incentive plan after consummation of a business combination or acquisition. The issuance of additional shares of common or preferred stock:

•	may significantly dilute the equity interest of our stockholders;
•	may subordinate the rights of holders of our Class A Common Stock if preferred stock is issued with rights senior to those afforded our Class A Common Stock;
•
could cause a change in control of SDI if a substantial number of shares of our Class A Common Stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any; and

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

Changes in the method pursuant to which the LIBOR rates are determined and potential phasing out of LIBOR after 2021 may affect our financial results.

Borrowings under our term loan from Crystal Financial LLC bear interest at variable rates based on LIBOR. LIBOR and certain other interest “benchmarks” may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit rates for the calculation of LIBOR rates after 2021, and it is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will evolve. If LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, interest rates on our current or future debt obligations may be adversely affected.

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

We may make other significant investments in publicly traded companies. Changes in the market prices of the securities we own, particularly during times of volatility in security prices, can have a material impact on the value of SDI’s portfolio and equity.

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

Our officers, directors, stockholders and their respective affiliates may have a pecuniary interest in certain transactions in which we are involved and may also compete with us.

We have not adopted a policy that expressly prohibits our directors, officers, stockholders or affiliates from having a direct or indirect pecuniary interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such parties may have an interest in certain transactions such as strategic partnerships or joint ventures in which we are involved and may also compete with us.

In the course of their other business activities, our officers and directors may become aware of investment and acquisition opportunities that may be appropriate for presentation to SDI as well as the other entities with which they are affiliated. Our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Due to our officers’ and directors’ existing affiliations with other entities, they may have fiduciary obligations to present potential business opportunities to those entities in addition to presenting them to us which could cause additional conflicts of interest. To the extent that our officers and directors identify business combination opportunities that may be suitable for entities to which they have pre-existing fiduciary obligations or are presented with such opportunities in their capacities as fiduciaries to such entities, they may be required to honor their pre-existing fiduciary obligations to such entities. Accordingly, they may not present business combination opportunities to us that otherwise may be attractive to such entities unless the other entities have declined to accept such opportunities. As noted above, Section 122(17) of the DGCL provides that a corporation may renounce, in its certificate of incorporation or by action of its board of directors, any interest or expectancy of the corporation in, or in being offered an opportunity to participate in, specified business opportunities or specified classes or categories of business opportunities that are being presented to the corporation or one or more of its officers, directors, or stockholders. In accordance with and to the fullest extent permitted by Section 122(17) of the DGCL, pursuant to a resolution adopted by our board of directors, the Company has (i) renounced any interest or expectancy in, or in being offered the opportunity to participate in, any potential transaction or matter which may be a corporate opportunity, including any right, interest, or expectancy regarding any such particular investments or activities which may be a corporate opportunity undertaken by the SG Parties, as the controlling stockholders of the Company, each of their affiliates and each of the respective officers, directors, agents, members, partners and employees of the foregoing; any person or entity (other than the Company and any person or entity that is controlled by the Company) for which any of the foregoing serves as a director, officer, partner, member, manager, representative, agent, adviser, fiduciary or employee and members of the board of directors of the Company who are designated by or affiliated with any of the foregoing (each of the foregoing an Identified Person), (ii) determined that no Identified Person shall be obligated to communicate, offer, or present any potential transaction, matter, or opportunity to the Company even if such potential transaction, matter, or opportunity is of a character that, if presented to the Company, could be taken by the Company and (iii) waived any claim that an Identified Person is liable to the Company or its stockholders for any breach of fiduciary duty by solely by reason of the fact that such Identified Person pursues or acquires any such corporate opportunity for itself, directs such corporate opportunity to another person, or does not communicate information regarding such corporate opportunity to the Company.

We will need to increase the size of our organization and may experience difficulties in managing growth.

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

As a holding company, our only material assets are our equity interests in our operating subsidiaries, and our principal source of revenue and cash flow is distributions from our subsidiaries.

As a holding company, our only material assets are our equity interests in our operating subsidiaries, and our principal source of revenue and cash flow is distributions from our subsidiaries. Thus our ability to service our debt, finance acquisitions and pay dividends to our stockholders in the future will be dependent on the ability of our subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions to us. Our subsidiaries will be separate legal entities, and although they may be wholly-owned or controlled by us, they will have no obligation to make any funds available to us, whether in the form of loans, dividends or otherwise. The ability of our subsidiaries to distribute cash to us will also be subject to, among other things, restrictions that are contained in our subsidiaries’ financing agreements, availability of sufficient funds in such subsidiaries and applicable state laws. Claims of creditors of our subsidiaries generally will have priority as to the assets of such subsidiaries over our claims and claims of our creditors and stockholders. To the extent the ability of our subsidiaries to distribute dividends or other payments to us could be limited in any way, this could materially limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, or otherwise fund and conduct our business.

The Company is and may become a significant stockholder in various independent public and/or private companies, each of which with its own board of directors owing fiduciary duties to all stockholders, not just SDI as a large stockholder.

Although SDI is and may become a large stockholder of various independent companies, each such company’s board of directors will continue to have fiduciary duties to all of its stockholders. The respective board of directors may make decisions and approve actions that are in the best interests of all shareholders, even if such actions or decisions are not desirable to SDI.

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

Our Sixth Amended and Restated Certificate of Incorporation contains provisions which may discourage the takeover of SDI, may make removal of our management more difficult and may depress our stock price.

Our Sixth Amended and Restated Certificate of Incorporation contains provisions that may have an anti-takeover effect and inhibit a change in our management. Such provisions could also have the effect of discouraging others from making tender offers for our Class A Common Stock. As a result, these provisions could prevent our stockholders from receiving a premium for their shares of Class A Common Stock above the prevailing market prices. These provisions include:

•	the authority of our board of directors to issue, without stockholder approval, approximately 290,000,000 shares of our Class A Common Stock and 20,000,000 shares of our Class B Common Stock;
•	the authority of our board of directors to issue, without stockholder approval, up to 50,000,000 shares of our preferred stock with such terms as our board of directors may determine;
•
special meetings of our stockholders may be called only by the board of directors pursuant to a resolution approved by the affirmative vote of a majority of the directors then in office, the chairman of the board of directors, the president of SDI, or the holders of shares of capital stock of SDI representing a majority of the total votes eligible to be cast by holders of shares of capital stock of SDI;

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

As permitted by the DGCL, we have included in our Sixth Amended and Restated Certificate of Incorporation a provision to eliminate the personal liability of our directors for monetary damages for breach or alleged breach of their fiduciary duties as directors, subject to certain exceptions. Our bylaws also provide that we are required to indemnify our directors under certain circumstances, including those circumstances in which indemnification would otherwise be discretionary, and we will be required to advance expenses to our directors as incurred in connection with proceedings against them for which they may be indemnified. In addition, we, by action of our board of directors, may provide indemnification and advance expenses to our officers, employees and agents (other than directors), to directors, officers, employees or agents of a subsidiary of SDI, and to each person serving as a director, officer, partner, member, employee or agent of another corporation, partnership, limited liability company, joint venture, trust or other enterprise, at our request, with the same scope and effect as the indemnification of our directors provided in our bylaws.

Our stock has generally had a low trading volume and price fluctuations in our Class A Common Stock could result from general market and economic conditions and a variety of other factors, including factors that affect the volatility of the Class A Common Stock of any of our publicly held subsidiaries.

During the period from January 1, 2018 through March 4, 2019, the price of our Class A Common Stock fluctuated between $9.15 and $19.74 per share, with an average daily trading volume for the period of approximately 11,400 shares. The trading price of our Class A Common Stock may be highly volatile and could be subject to fluctuations in response to a number of factors beyond our control, including:

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

Shares of our Class A Common Stock held by the SG Parties are “restricted securities” under the Securities Act, as that term is defined in the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available. However, the SG Parties have registration rights under a registration rights agreement to facilitate the resale of their shares of our Class A Common Stock. Under this registration rights agreement, the SG Parties will have the right, subject to certain conditions, to require us to register the sale of these shares under the federal securities laws. By exercising their registration rights, and selling all or a large number of their shares, the SG Parties could cause the prevailing market price of our Class A Common Stock to decline. In addition, the shares of our Class A Common Stock owned by the SG Parties may in the future be saleable in the public market under Rule 144 of the Securities Act after the applicable holding period and manner and volume of sales requirements have been met, subject to the restrictions and limitations of that Rule.

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

•
unfavorable shifts in population and other demographics, which may cause us to lose advertising customers as people migrate to markets where we have a smaller presence, or which may cause advertisers to be willing to pay less in advertising fees if the general population shifts into a less desirable age or geographical demographic from an advertising perspective;

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

The National Association of Insurance Commissioners, or NAIC, has adopted a system to test the adequacy of capital of insurance companies, known as “risk-based capital.” The Risk-Based Capital (“RBC”) Formula establishes the minimum amount of capital necessary for a company to support its overall business operations. It identifies property and casualty insurers that may be inadequately capitalized by looking at three major areas: 1) Asset Risk; 2) Underwriting Risk; and 3) Other Risk. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation. Failure to maintain Maidstone's risk-based capital at the required levels could adversely affect Maidstone's ability to maintain regulatory authority to conduct its business.

As of December 31, 2018, the capital and surplus of Maidstone did not exceed the RBC requirements; its RBC ratio at that date was between 150% and 100%, which requires it to submit a corrective action plan. Maidstone is in the process of developing a plan to submit to the NAIC and the NAIC will perform an examination or take regulatory action if deemed necessary. If the amount of capital falls below the RBC minimum requirement, Maidstone may face restrictions with respect to soliciting new business and/or keeping existing business. Similar regulations will apply in states in which Maidstone may operate.

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

As a result of restrictions on advertising and promotions, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of tobacco and tobacco-related products, increased pressure from anti-tobacco groups, and other factors, the overall U.S. market for tobacco products has generally been declining in terms of volume of sales and is expected to continue to decline. The general climate of declining sales of tobacco products is principally driven by the long-standing declines in cigarettes. OTP, on the other hand, as measured by MSAi, have been generating modest volume gains. For instance, while loose leaf chewing tobacco products have declined for over a decade, MST, a much larger Smokeless segment, has been growing in the low single digits over the same period. Additionally, cigarillo cigars and MYO cigar wraps have each demonstrated MSAi volume gains in recent years. Turning Point’s tobacco products comprised approximately 61% of its total 2018 net sales and, while some of Turning Point’s sales volume declines have been offset by higher prices or by increased sales in other product categories, there can be no assurance that these price increases or increased sales can be sustained, especially in an environment of increased regulation and taxation and changes in consumer spending habits.

Turning Point depends on a small number of key third-party suppliers and producers for its products.

Turning Point’s operations are largely dependent on a small number of key suppliers and producers to supply or manufacture its products pursuant to long-term contracts. In 2018, Turning Point’s three most important suppliers and producers were: (i) Swedish Match, which produces all of its loose leaf chewing tobacco in the U.S., (ii) Bolloré, which provides Turning Point with exclusive access to the Zig-Zag® cigarette paper and related accessories in the U.S. and Canada, and (iii) Durfort, from which Turning Point sources its MYO cigar wraps.

All of Turning Point’s loose leaf tobacco products are manufactured for Turning Point by Swedish Match pursuant to a ten-year renewable agreement, which Turning Point entered into in 2008. The agreement will automatically be renewed for five successive ten-year terms unless either party provides at least 180 days’ notice prior to a renewal term of its intent to terminate the agreement or unless otherwise terminated in accordance with the provisions of the agreement. If a notice of non-renewal is delivered, the contract will expire two years after the date on which the agreement would have otherwise been renewed. Under this agreement, Turning Point retains the rights to all marketing, distribution and trademarks over the loose leaf brands that Turning Point owns or licenses. The agreement renewed for an additional ten-year term in 2018. Turning Point shares responsibilities with Swedish Match related to process control, manufacturing activities, quality control, and inventory management with respect to its loose leaf products. Turning Point relies on the performance by Swedish Match of its obligations under the agreement for the production of its loose leaf tobacco products. Any significant disruption in Swedish Match’s manufacturing capabilities or Turning Point’s relationship with Swedish Match, a deterioration in Swedish Match’s financial condition, or an industry-wide change in business practices with respect to loose leaf tobacco products could have a material adverse effect on Turning Point’s business, results of operations, and financial condition.

All of Turning Point’s Zig-Zag® premium cigarette papers, cigarette tubes, and injectors are sourced from Bolloré, pursuant to a renewable 20-year exclusive agreement. This agreement was most recently renewed in 2012. In addition, under the terms of the agreement with Bolloré, Turning Point renegotiates pricing terms every five years. Further, Bolloré sources its needs for certain of Turning Point’s orders from an affiliate of one of its competitors.

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

Pursuant to agreements with certain suppliers, Turning Point has agreed to store tobacco inventory purchased on Turning Point’s behalf and generally maintain a 12- to 24-month supply of its various tobacco products at their facilities. Turning Point cannot guarantee its supply of these products will be adequate to meet the demands of its customers. Further, a major fire, violent weather conditions, or other disasters that affect Turning Point or any of its key suppliers or producers, including Bolloré, Swedish Match or Durfort, as well as those of its other suppliers and vendors, could have a material adverse effect on its operations. Although Turning Point has insurance coverage for some of these events, a prolonged interruption in its operations, as well as those of Turning Point’s producers, suppliers, or vendors, could have a material adverse effect on Turning Point’s business, results of operations, and financial condition. In addition, Turning Point does not know whether it will be able to renew any or all of its agreements on a timely basis, on terms satisfactory to Turning Point, or at all.

Any disruptions in Turning Point’s relationships with Bolloré, Swedish Match or Durfort, a failure to renew any of its agreements, an inability or unwillingness by any supplier to produce sufficient quantities of Turning Point’s products in a timely manner or finding a new supplier would have a significant impact on Turning Point’s ability to continue distributing the same volume and quality of products and maintain its market share, even during a temporary disruption, which could have a material adverse effect on Turning Point’s business, results of operations and financial condition.

Turning Point may be unable to identify or contract with new suppliers or producers in the event of a disruption to its supply.

In order to continue selling Turning Point’s products in the event of a disruption to its supply, Turning Point would have to identify new suppliers or producers that would be required to satisfy significant regulatory requirements. Only a limited number of suppliers or producers may have the ability to produce its products at the volumes Turning Point needs, and it could be costly or time-consuming to locate and approve such alternative sources. Moreover, it may be difficult or costly to find suppliers to produce small volumes of its new products in the event Turning Point is looking only to supplement current supply as suppliers may impose minimum order requirements. In addition, Turning Point may be unable to negotiate pricing or other terms with its existing or new suppliers as favorable as those it currently enjoys. Even if Turning Point was able to successfully identify new suppliers and contract with them on favorable terms, these new suppliers would also be subject to stringent regulatory approval procedures that could result in prolonged disruptions to Turning Point’s sourcing and distribution processes.

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

Turning Point is reliant upon brand recognition in the OTP markets in which it competes as the OTP industry is characterized by a high degree of brand loyalty and a reluctance to switch to new or unrecognizable brands on the part of consumers. Some of the brands and trademarks under which Turning Point’s products are sold are licensed to Turning Point for a fixed period of time in respect of specified markets, such as its distribution and license agreement with Bolloré for use of the Zig-Zag® name and associated trademarks in connection with certain of Turning Point’s cigarette papers and related products.

Turning Point has two licensing agreements with Bolloré, the first of which governs licensing and the use of the Zig-Zag® name with respect to cigarette papers, cigarette tubes, and cigarette injector machines, and the second of which governs licensing and the use of the Zig-Zag® name with respect to e-cigarettes, vaporizers, and e-liquids. In 2018, Turning Point generated $112 million in net sales of Zig-Zag® products, of which approximately $56 million was generated from products sold through Turning Point’s license agreement with Bolloré. In the event the licensing agreements with Bolloré are not renewed, the terms of the agreements bind Turning Point under a five-year non-compete clause, under which Turning Point cannot engage in direct or indirect manufacturing, selling, distributing, marketing, or otherwise promoting of cigarette papers of a competitor without Bolloré’s consent, except in limited instances. Turning Point does not know whether it will renew these agreements on a timely basis, on terms satisfactory to Turning Point, or at all. As a result of these restrictions, if Turning Point’s agreements with Bolloré are terminated, Turning Point may not be able to access the markets with recognizable brands that would be positioned to compete in these segments.

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

On June 22, 2009, the Family Smoking Prevention and Tobacco Control Act (the “Tobacco Control Act”) authorized the FDA for regulatory authority over tobacco products. The Act also amended the Federal Cigarette Labeling and Advertising Act, which governs how cigarettes can be advertised and marketed, as well as the Comprehensive Smokeless Tobacco Health Education Act (“CSTHEA”), which governs how smokeless tobacco can be advertised and marketed. In addition to the FDA and FCC, Turning Point is subject to regulation by numerous other federal agencies, including the Federal Trade Commission (“FTC”), the Department of Justice (“DOJ”), the Alcohol and Tobacco Tax and Trade Bureau (“TTB”), the U.S. Environmental Protection Agency (“EPA”), the U.S. Department of Agriculture (“USDA”), the Consumer Product Safety Commission (“CPSC”), the U.S. Customs and Border Protection (“CBP”) and the U.S. Center for Disease Control and Prevention’s (“CDC”) Office on Smoking and Health. There have also been adverse legislative and political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, which have received widespread public attention. FDA has, and other governmental entities have, expressed concerns about the use of flavors in tobacco products and an interest in significant regulation of such use, up to and including de facto bans in certain products. There can be no assurance as to the ultimate content, timing or effect of any regulation of tobacco products by governmental bodies, nor can there be any assurance that potential corresponding declines in demand resulting from negative media attention would not have a material adverse effect on Turning Point's business, results of operations and financial condition.

Some of Turning Point’s products are subject to developing and unpredictable regulation.

Some of Turning Point’s NewGen products marketed through its Nu-X subsidiary and similar third-party products sold through Turning Point’s NewGen distribution vehicles may be subject to uncertain federal, state and local regulations concerning hemp, CBD and other non-tobacco consumable products. Enforcement initiatives by those authorities are therefore unpredictable and impossible to anticipate. Turning Point anticipates that all levels of government are likely to seek in some way to regulate these products, but the type, timing, and impact of such regulations remains uncertain. Accordingly, Turning Point cannot give any assurance that such actions would not have a material adverse effect on this emerging business.

Turning Point products are regulated by the FDA, which has broad regulatory powers.

Substantially all of Turning Point’s 2018 U.S. net sales are derived from the sale of products that are currently regulated by the FDA. The Tobacco Control Act grants the FDA broad regulatory authority over the design, manufacture, sale, marketing and packaging of tobacco products. Among the regulatory powers conferred to the FDA under the Tobacco Control Act is the authority to impose tobacco product standards that are appropriate for the protection of the public health, require manufacturers to obtain FDA review and authorization for the marketing of certain new or modified tobacco products and impose various additional restrictions. Such restrictions may include requiring reduction or elimination of the use of particular constituents or components, requiring product testing, or addressing other aspects of tobacco product construction, constituents, properties or labeling.

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

Although the FDA is prohibited from issuing regulations banning all cigarettes, all smokeless tobacco products, all little cigars, all cigars other than little cigars, all pipe tobacco, or all roll-your-own tobacco, or requiring the reduction of nicotine yields of a tobacco product to zero, it is likely that its regulations in accordance with the Tobacco Control Act could result in a decrease in cigarette and smokeless tobacco sales in the U.S. Turning Point believes that such regulation could adversely affect its ability to compete against Turning Point’s larger competitors, who may be able to more quickly and cost-effectively comply with these new rules and regulations. Turning Point’s ability to gain efficient market clearance for new tobacco products, or even to keep existing products on the market, could also be affected by FDA rules and regulations. Some of Turning Point’s currently marketed products that are subject to FDA regulation will require marketing authorizations from the FDA for Turning Point to continue marketing them (e.g., pre-market or substantial equivalence marketing authorizations, as applicable to the product), which Turning Point cannot guarantee it will be able to obtain. In addition, failure to comply with new or existing tobacco laws under which the FDA imposes regulatory requirements could result in significant financial penalties and government investigations of Turning Point. To the extent Turning Point is unable to respond to, or comply with, new FDA regulations it could have a material adverse effect on Turning Point’s business, results of operations and financial condition.

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

Marketing authorizations will be necessary in order for Turning Point to continue its distribution of NewGen and cigar and pipe tobacco products. Compliance dates vary depending upon type of application submitted, but all newly-deemed products will require an application no later than August 8, 2021, for “combustible” products (e.g. cigar and pipe) and August 8, 2022, for “non-combustible” products (e.g. vapor products) with the exception of Turning Point’s “grandfathered” products (products in commerce as of February 15, 2007) which are already authorized, unless FDA grants extensions to these compliance periods. Turning Point intends to timely file for the appropriate authorizations to allow Turning Point to sell its products in the U.S. Turning Point has no assurances that the outcome of such processes will result in its products receiving marketing authorizations from the FDA. Turning Point also has certain previously-regulated tobacco products which FDA removed from review but remain subject to “provisional” substantial equivalence filings made on March 22, 2011; however, FDA has the discretion to reinitiate review of these products. If the FDA establishes regulatory processes that Tuning Point is unable or unwilling to comply with, Turning Point’s business, results of operations, financial condition and prospects could be adversely affected.

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

Furthermore, neither the Prevent All Cigarette Trafficking Act nor the Federal Cigarette Labeling and Advertising Act currently apply to NewGen products. There may, in the future, also be increased regulation of additives in tobacco products and internet sales of NewGen products. The application of either or both of these federal laws, and of any new laws or regulations which may be adopted in the future, to NewGen products or such additives could result in additional expenses and require Turning Point to change its advertising and labeling, and methods of marketing and distribution of its products, any of which could have a material adverse effect on Turning Point’s business, results of operations and financial condition.

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

Certain states and cities have already restricted the use of electronic cigarettes and vaporizer products in smoke-free venues, imposed excise taxes, or limited sales of flavored NewGen products. Additional city, state or federal regulators, municipalities, local governments and private industry may enact additional rules and regulations restricting electronic cigarettes and vaporizer products. Because of these restrictions, Turning Point’s customers may reduce or otherwise cease using its NewGen products, which could have a material adverse effect on Turning Point’s business, results of operations and financial condition.

Increases in tobacco-related taxes have been proposed or enacted and are likely to continue to be proposed or enacted in numerous jurisdictions.

Tobacco products, premium cigarette papers and tubes have long been subject to substantial federal, state and local excise taxes. Such taxes have frequently been increased or proposed to be increased, in some cases significantly, to fund various legislative initiatives or further disincentivize tobacco usage. Since 1986, smokeless products have been subject to federal excise tax. Smokeless products are taxed by weight (in pounds or fractional parts thereof) manufactured or imported.

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

In addition to federal excise taxes, every state and certain city and county governments have imposed substantial excise taxes on sales of tobacco products, and many have raised or proposed to raise excise taxes in recent years. Approximately one-half of the states tax MST on weight-based versus ad valorem system of taxation. Additional states may consider adopting such revised tax structures as well. Tax increases, depending on their parameters, may result in consumers switching between tobacco products or depress overall tobacco consumption, which is likely to result in declines in overall sales volumes.

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

Presently the federal government and most states do not tax the sale of NewGen products like the sale of conventional cigarettes or other tobacco products, all of which generally have high tax rates and have faced significant increases in the amount of taxes collected on their sales. In recent years, however, state and local governments have taken actions to move towards imposing excise taxes on NewGen products. As of December 31, 2018, California, Delaware, the District of Columbia, Kansas, Louisiana, Minnesota, New Jersey, North Carolina, Pennsylvania, West Virginia and certain localities impose excise taxes on electronic cigarettes and/or liquid vapor. Other jurisdictions are contemplating similar legislation and other restrictions on electronic cigarettes. Should federal, state and local governments and or other taxing authorities begin or continue to impose excise taxes similar to those levied against conventional cigarettes and tobacco products on NewGen products, it may have a material adverse effect on the demand for these products, as consumers may be unwilling to pay the increased costs, which in turn could have a material adverse effect on Turning Point’s business, results of operations and financial condition.

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

Canada and some Canadian provinces have restricted or are contemplating restrictions on the sales and marketing of electronic cigarettes. Furthermore, some Canadian provinces have limited the use of electronic cigarettes and vaporizer products in public places. These measures, and any future measures taken to limit the marketing, sale and use of NewGen products may have a material adverse effect on Turning Point’s business, results of operations and financial condition.

To the extent Turning Point’s existing or future products become subject to international regulatory regimes that it is unable to comply with or fail to comply with, they may have a material adverse effect on Turning Point’s business, results of operations and financial condition.

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

In addition, there are factors beyond Turning Point’s control that may prevent it from leveraging existing relationships, such as industry consolidation. If Turning Point is unable to develop and sustain relationships with large retailers and national chains, or is unable to leverage those relationships due to factors such as a decline in the role of brick-and-mortar retailers in the North American economy, its capacity to maintain and grow brand and product recognition and increase sales volume will be significantly undermined. In such an event, Turning Point may ultimately be forced to pursue and rely on local and more fragmented sales channels, which will have a material adverse effect on Turning Point’s business, results of operations and financial condition.

Turning Point has a substantial amount of indebtedness that could affect its financial condition.

As of February 25, 2019, Turning Point had $212.0 million outstanding under its credit facility with the ability to borrow an additional $30.7 million under its revolving credit facility. If Turning Point cannot generate sufficient cash flow from operations to service its debt, Turning Point may need to further refinance its debt, dispose of assets or issue equity to obtain necessary funds. Turning Point does not know whether it will be able to do any of this on a timely basis or on terms satisfactory to Turning Point or at all.

Turning Point’s substantial amount of indebtedness could limit its ability to:

•	obtain necessary additional financing for working capital, capital expenditures or other purposes in the future;
•	plan for, or react to, changes in Turning Point’s business and the industries in which Turning Point operates;
•	make future acquisitions or pursue other business opportunities;
•	react in an extended economic downturn; and
•	pay dividends.

The terms of the agreement governing Turning Point’s indebtedness may restrict its current and future operations, which would adversely affect its ability to respond to changes in Turning Point’s business and to manage its operations.

Turning Point’s 2018 Credit Facility contains (refer to Note 15 of Notes to Consolidated Financial Statements for details regarding Turning Point’s 2018 Credit Facility), and any future indebtedness of Turning Point would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on Turning Point, including restrictions on its ability to, among other things:

•	incur additional debt;
•	pay dividends and make other restricted payments;
•	create liens;
•	make investments and acquisitions;
•	engage in sales of assets and subsidiary stock;
•	enter into sale-leaseback transactions;
•	enter into transactions with affiliates;
•	transfer all or substantially all of Turning Point’s assets or enter into merger or consolidation transactions; and
•	enter into certain hedging agreements.

Turning Point’s 2018 Credit Facility requires Turning Point to maintain certain financial ratios. As of December 31, 2018, Turning Point was in compliance with the financial and restrictive covenants of the 2018 Credit Facility. However, a failure by Turning Point to comply with the covenants or financial ratios in Turning Point’s debt instruments could result in an event of default under the applicable facility, which could adversely affect its ability to respond to changes in its business and manage its operations. In the event of any default under Turning Point’s 2018 Credit Facility, the lenders under its debt instruments could elect to declare all amounts outstanding under such instruments to be due and payable and require Turning Point to apply all of its available cash to repay these amounts. If the indebtedness under Turning Point’s 2018 Credit Facility were to be accelerated, which would cause an event of default and a cross-acceleration of Turning Point’s obligations under its other debt instruments, there can be no assurance that its assets would be sufficient to repay this indebtedness in full, which could have a material adverse effect on Turning Point’s business, results of operations, and financial condition.

Turning Point faces intense competition and may fail to compete effectively.

Turning Point is subject to significant competition across its segments, and compete against companies in all segments that have access to significant resources in terms of technology, relationships with suppliers and distributors and access to cash flow and financial markets. The OTP industry is characterized by brand recognition and loyalty, with product quality, price, marketing and packaging constituting the primary methods of competition. Substantial marketing support, merchandising display, competitive pricing and other financial incentives generally are required to introduce a new brand or to improve or maintain a brand’s market position. Turning Point principal competitors are “big tobacco,” Altria Group, Inc. (formerly Phillip Morris) and British American Tobacco p.l.c. (formerly Reynolds) as well as Swedish Match, Swisher International and manufacturers of electronic cigarettes, including U.K.-based Imperial Brands PLC. These competitors are significantly larger than Turning Point and aggressively seek to limit the distribution or sale of other companies’ products, both at the wholesale and retail levels. For example, certain competitors have entered into agreements limiting retail-merchandising displays of other companies’ products or imposing minimum prices for OTP products, thereby limiting their competitors’ ability to offer discounted products. In addition, the tobacco industry is experiencing a trend toward industry consolidation, most recently evidenced by the December 2018 investment in Juul Labs by Altria, the July 2017 acquisition of Reynolds American, Inc., by British American Tobacco p.l.c., and the June 2015 acquisition of Lorillard, Inc., by Reynolds American, Inc. Industry consolidation could result in a more competitive environment if Turning Point’s competitors are able to increase their combined resources, enhance their access to national distribution networks, or become acquired by established companies with greater resources than Turning Point. Any inability to compete due to its smaller scale as the industry continues to consolidate and be dominated by “big tobacco” could have a material adverse effect on Turning Point’s business, results of operations and financial condition.

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

In addition to current and potential future claims related to Turning Point’s smoking and smokeless products, Turning Point is subject to several lawsuits alleging personal injuries resulting from malfunctioning vaporizer devices and may be subject to claims in the future relating to its other NewGen products. Turning Point is still evaluating these claims and the potential defenses to them. As a result of their relative novelty, electronic cigarette and vaporizer product manufacturers and sellers have only recently become subject to litigation. Turning Point may see increasing litigation over NewGen products or the regulation of its products, as the regulatory regimes surrounding these products develop. For a description of current material litigation to which Turning Point or its subsidiaries are a party, see “Item 3. Legal Proceedings.”

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

Pursuant to the NPM escrow account statutes, in order to be compliant with the NPM escrow requirements, Turning Point is required to deposit such funds for each calendar year into a qualifying escrow account by April 15 of the following year with each year’s deposit being released from escrow after 25 years. During 2018, Turning Point deposited less than $0.1 million relating to 2017 sales. Turning Point discontinued its MYO tobacco line in the third quarter of 2017. As of December 31, 2018, Turning Point had made deposits of approximately $32.1 million. Thus, pending a change in MSA legislation, Turning Point has no remaining product lines covered by the MSA and will not be required to make future escrow deposits.

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

Turning Point has expanded over its history and intends to grow in the future. Turning Point acquired the Stoker’s® brand in 2003 and has continued to develop it through the introduction of new products, such as moist snuff. Turning Point’s acquisition of the VaporBeast® brand in 2016 accelerated its entry into non-traditional retail channels. More recently, Turning Point’s September 2018 acquisition of IVG adds a top vapor B2C platform which enhances its marketing and selling of proprietary and third party vapor products to adult consumers. Turning Point has also focused on growing its relationships with its key suppliers through expansion into new product lines, such as MYO cigar wraps, which are sourced from Durfort. However, any future growth will place additional demands on Turning Point’s resources, and Turning Point cannot be sure it will be able to manage its growth effectively. If Turning Point is unable to manage its growth while maintaining the quality of its products and profit margins, or if new systems that Turning Point implement to assist in managing its growth do not produce the expected benefits, Turning Point’s business, financial position, results of operations and cash flows could be adversely affected. Turning Point may not be able to support, financially or otherwise, future growth, or hire, train, motivate and manage the required personnel. Turning Point’s failure to manage growth effectively could also limit its ability to achieve its goals as they relate to streamlined sales, marketing and distribution operations and the ability to achieve certain financial metrics.

Turning Point may fail to successfully integrate its acquisitions or otherwise be unable to benefit from pursuing acquisitions.

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

In response to competitor actions and pricing pressures, Turning Point has engaged in significant use of promotional and sales incentives. Turning Point regularly review the results of its promotional spending activities and adjust its promotional spending programs in an effort to maintain Turning Point’s competitive position. Accordingly, unit sales volume and sales promotion costs in any period are not necessarily indicative of sales and costs that may be realized in subsequent periods. Additionally, promotional activity significantly increases net sales in the month in which it is initiated, and net sales are adversely impacted in the month after a promotion. Accordingly, based upon the timing of Turning Point’s marketing and promotional initiatives, Turning Point has and may continue to experience significant variability in its results, which could affect its ability to formulate strategies that allow Turning Point to maintain its market presence across volatile periods. If Turning Point’s fluctuations obscure its ability to track important trends in its key markets, it may have a material adverse effect on Turning Point’s business, results of operations and financial condition.

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

In addition, states such as New York, Hawaii, Rhode Island, Georgia and North Carolina have begun collecting taxes on internet sales where companies have used independent contractors in those states to solicit sales from residents of those states. These taxes apply to Turning Point’s online sales of NewGen products into those states, and may result in reduced demand from the independent wholesalers who may not be able to absorb the increased taxes or successfully pass them onto the end-user without experiencing reduced demand. Further, as a result of South Dakota v. Wayfair, states are now able to impose sales tax on internet purchases made from out-of-state sellers, even if the seller does not have a physical presence in the taxing state. Consequently, additional states are likely to seek to impose sales tax on Turning Point’s online sales. The requirement to collect, track and remit taxes may require Turning Point to increase its prices, which may affect demand for its products or conversely reduce Turning Point’s net profit margin, which could have a material adverse effect on Turning Point’s business, results of operations and financial condition.

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

Turning Point is required to purchase all of its cigarette papers, cigarette tubes and cigarette injector machines from Bolloré in France. Additionally, a substantial portion of Turning Point’s NewGen products are sourced from China. In 2018, President Trump and his administration imposed significant additional tariffs on certain goods imported from outside the U.S. and could impose additional tariffs in the future. These additional tariffs apply to a significant portion of Turning Point’s NewGen products and may result in increased prices for Turning Point’s customers. These increased prices may reduce demand where customers are unable to absorb the increased prices or successfully pass them onto the end-user. If the U.S. were to impose additional tariffs on goods Turning Point imports, it is likely to make it more costly for Turning Point to import goods from other countries. As a result, Turning Point’s business, financial condition and results of operations could be materially adversely affected.

The reduced disclosure requirements applicable to emerging growth companies may make Turning Point’s common stock less attractive to investors, potentially decreasing its stock price.

Turning Point is an “emerging growth company” as defined under the federal securities laws. For as long as Turning Point continues to be an emerging growth company, Turning Point may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not Emerging Growth Companies. Investors may find Turning Point’s common stock less attractive because Turning Point may rely on these exemptions, which include but are not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”), reduced disclosure obligations regarding executive compensation in Turning Point’s periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act (“Section 107”) provides that an Emerging Growth Company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Turning Point has elected to opt out of the extended transition period for complying with the revised accounting standards.

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

Turning Point’s principal stockholders are able to exert significant influence over matters submitted to its stockholders and may take certain actions to prevent takeovers.

SDI, which is controlled by funds managed by Standard General L.P. (together with the funds it manages, “Standard General”), is a significant stockholder. SDI owns approximately 50.3% of Turning Point’s stock and Standard General directly owns approximately 3.4% of Turning Point’s common stock. The existence of these and other significant stockholders may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of Turning Point’s other stockholders to approve transactions that they may deem to be in the best interests of Turning Point. In addition, Turning Point’s significant stockholders will be able to exert significant influence over the decision, if any, to authorize additional capital stock, which, if issued, could have a significant dilutive effect on holders of common stock.

Turning Point’s certificate of incorporation provides that the doctrine of “corporate opportunity” will not apply against SDI and Standard General in a manner that would prohibit them from investing in competing businesses or doing business with Turning Point’s customers. To the extent they invest in such other businesses, SDI and Standard General may have differing interests than Turning Point other stockholders. In addition, SDI and Standard General are permitted to engage in business activities or invest in or acquire businesses which may compete with or do business with any competitors of Turning Point.

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

Although Turning Point’s certificate of incorporation contains the above provisions intended to assure compliance with the restrictions on ownership of Turning Point’s common stock by Restricted Investors, Turning Point may not be successful in monitoring or enforcing the provisions. A failure to enforce or otherwise maintain compliance could lead Bolloré to exercise its termination rights under the agreements, which would have a material and adverse effect on Turning Point’s financial position and results of operations.

In addition to the risks described above, the foregoing restrictions could delay, defer or prevent a transaction or change in control that might involve a premium price for Turning Point’s common stock or that might otherwise be in the best interest of Turning Point’s stockholders.

Future sales of Turning Point’s common stock in the public market could reduce its stock price, and any additional capital raised by Turning Point through the sale of equity or convertible securities may dilute Turning Point’s stockholders.

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

Turning Point’s certificate of incorporation authorizes it to issue, without the approval of its stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over Turning Point’s common stock respecting dividends and distributions, as Turning Point’s board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of Turning Point’s common stock. For example, Turning Point might grant holders of preferred stock the right to elect some number of Turning Point’s directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences Turning Point might assign to holders of preferred stock could affect the residual value of the common stock.

Turning Point’s status as a “controlled company” could make Turning Point’s common stock less attractive to some investors or otherwise harm Turning Point’s stock price.

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

The Company is headquartered in Mineola, New York. As of December 31, 2018, Turning Point operated manufacturing, distribution, retail, office, and warehouse space in the U.S. with a total floor area of approximately 410,000 square feet, all of which is leased with the exception of its Dresden, Tennessee manufacturing facility which was purchased in 2016. To provide a cost-efficient supply of products to Turning Point’s customers, Turning Point maintains centralized management of internal manufacturing and nationwide distribution facilities. Turning Point’s three manufacturing and distribution facilities are located in Louisville, Kentucky, Dresden, Tennessee, and Miami, Florida. As of the date of this report, the Company believes that its facilities are adequate for its present purposes.

The following table and discussion describe Turning Point’s principal properties, as well as those properties of SDI, Standard Outdoor and Maidstone as of December 31, 2018:

Company	Location	Principal Use	Segments that use the Properties	Square Feet	Owned or Leased
Turning Point	Darien, CT	Administrative office	Smokeless, Smoking, NewGen	1,950	Leased
Turning Point	Louisville, KY	Corporate offices, manufacturing, R&D, warehousing, and distribution	Smokeless, Smoking, NewGen	248,800	Leased
Turning Point	Carlsbad, CA	Administrative office	NewGen	10,491	Leased
Turning Point	Dresden, TN	Manufacturing and administration	Smokeless	76,600	Owned
Turning Point	Miami, FL	Administrative offices, manufacturing, and warehousing	NewGen	40,662	Leased
Turning Point	Various cities in southern Florida	Sixteen retail stores	NewGen	16,974	Leased
Turning Point	Various cities in Oklahoma	Seven retail stores	NewGen	14,660	Leased
SDI	New York, NY	Corporate office	Other	1,250	Leased
Maidstone	Mineola, NY	Corporate office	Insurance	18,176	Leased

As of December 31, 2018, Standard Outdoor has 176 billboard structures on leased outdoor sites. These leases are for varying terms ranging from month-to-month to a term of ninety-nine years, and many provide the Company with extension or renewal options. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. An important part of our management activity is to manage our lease portfolio and negotiate suitable lease renewals and extensions.

Item 3.	Legal Proceedings

The Company is a party from time to time to various proceedings in the ordinary course of business. For a description of the Master Settlement Agreement, to which Turning Point is a party, see “Financial Statements and Supplementary Data - Note 2 Summary of Significant Accounting Policies: Risk and Uncertainties.” Other than the proceedings mentioned below, there is no material litigation, arbitration or governmental proceeding currently pending against the Company or any of our officers or directors in their capacity as such, and the Company and its officers or directors have not been subject to any such proceeding.

Other major tobacco companies are defendants in product liability claims. Turning Point has been a defendant in a number of smokeless tobacco product liability cases in the past. All of those cases have been dismissed with prejudice and Turning Point has no tobacco product liability cases against it. Turning Point is subject to several lawsuits alleging personal injuries resulting from allegedly malfunctioning vaporizer devices and batteries and may be subject to claims in the future relating to other NewGen products. Turning Point is still evaluating these claims and the potential defenses to them. For example, Turning Point did not design or manufacture the products at issue; rather, Turning Point was merely the distributor. Nonetheless, there can be no assurance that Turning Point will prevail in these cases, and they could have a material adverse effect on its financial position, results of operations, or cash flows. See “Risk Factors— Turning Point is subject to significant product liability litigation.”

Turning Point is engaged in discussions and mediation with VMR and Juul, which acquired VMR in 2018. Pursuant to a Distribution and Supply Agreement (“VMR Agreement”), VMR was providing Turning Point with V2 e-cigarettes for exclusive distribution in bricks-and-mortar stores in the United States.  Under the terms of the VMR Agreement, in the event of termination following a change in control, the acquirer is required to make a payment to Turning Point under a formula designed to provide Turning Point with a fair share of the value created by Turning Point’s performance under the VMR Agreement. Thus, the impact on Turning Point’s financial position, results of operations, or cash flows are uncertain as of December 31, 2018.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On April 25, 2018, our Class A common stock began trading on the NYSE American Exchange under the ticker “SDI.” From June 1, 2017 through April 25, 2018, trading in our Class A common stock was conducted in the over-the-counter market on the OTCQB under the symbol “SDOIA.” Prior to the completion of the Contribution and Exchange Transaction on June 1, 2017, trading in the Company’s common stock was conducted in the over-the-counter market on the OTCQB under the symbol “SDOI”.

As of March 4, 2019, there were 89 registered holders of record of our Class A common stock, based on information provided by our transfer agent. The actual number of stockholders is greater than this number of registered record holders, and includes stockholders who are beneficial owners, but whose shares are held in “street name” by brokers and other nominees. The Company has never paid any cash dividends on its common stock.

The following graph compares annual total return of our Common Stock, the S&P SmallCap 600 Consumer Staples Index and the Russell 3000 Index since January 2, 2014. The graph assumes that the value of the investment in our Common Stock, the S&P SmallCap 600 Consumer Staples Index and the Russell 3000 Index was $100 on January 2, 2014.

Common Stock Repurchases

During the fourth quarter of 2018, we purchased shares of our common stock as follows:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

December 1, 2018 - December 31, 2018	103,492	$13.89	103,492	In the aggregate, up to 5% of the outstanding shares of Common Stock of the Company

Securities Authorized for Issuance under Equity Compensation Plans

The table below presents certain information as of December 31, 2018 concerning securities issuable in connection with equity compensation plans that have been approved by the Company’s stockholders and that have not been approved by the Company’s stockholders. The 1,000,000 shares available for issuance under equity compensation plan approved by the Company’s stockholders are all available for issuance under the Company’s 2017 Omnibus Equity Compensation Plan, which became effective as of August 17, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by stockholders	11,070	N/A	(1)	988,930
Equity compensation not approved by stockholders	-	-		-
Total	11,070	N/A		988,930

(1)	All equity awards granted under the 2017 Plan are restricted stock, with no exercise price.

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and notes thereto contained in “Item 8. Financial Statements and Supplementary Data” of this report. (Amounts in thousands, except per share data):

	For the year ended December 31,
	2018	2017	2016	2015	2014
Consolidated Statement of Operations Data:
Total Revenue	$365,785	$285,801	$206,228	$197,256	$200,329

Operating costs and expenses:
Cost of sales	192,336	160,835	105,683	100,775	106,986
Selling, general and administrative expenses	99,479	77,865	56,626	51,758	45,241
Incurred losses and loss adjustment expenses	25,221	-	-	-	-
Other operating expenses	8,631	-	-	-	-
Total operating costs and expenses	325,667	238,700	162,309	152,533	152,227
Operating income	40,118	47,101	43,919	44,723	48,102

Interest expense	17,237	16,904	26,739	34,284	34,311
Interest and investment income	(736)	(517)	(886)	-	-
Loss on extinguishment of debt	2,384	6,116	2,824	-	42,780
Net periodic benefit expense, excluding service cost	131	180	334	212	46
Income (loss) before income taxes	21,102	24,418	14,908	10,227	(29,035)
Income tax expense (benefit)	6,285	7,280	(12,005)	1,078	370
Net income (loss)	14,817	17,138	26,913	9,149	(29,405)
Net income attributable to noncontrolling interests	(12,436)	(6,761)	-	-	-
Net income (loss) attributable to Standard Diversified Inc.	$2,381	$10,377	$26,913	$9,149	$(29,405)

	For the year ended December 31,
	2018	2017	2016	2015	2014

Basic net earnings (loss) attributable to SDI per share	$0.14	$0.49	$1.10	$0.85	$(2.73)
Diluted net earnings (loss) attributable to SDI per share	$0.13	$0.48	$1.05	$0.79	$(2.73)

Basic weighted average common shares outstanding	16,697,542	21,223,884	24,549,060	10,728,740	10,766,444
Diluted weighted average common shares outstanding	16,747,585	21,289,466	25,700,615	11,590,477	10,766,444

Other Financial Information:
Net cash provided by operating activities	$110	$24,946	$9,128	$24,430	$6,025
Net cash (used in) provided by investing activities	(30,805)	18,847	(55,888)	(2,030)	(1,314)
Net cash provided by (used in) financing activities	31,329	(27,623)	15,734	(26,032)	(31,623)
Capital expenditures	(2,564)	(2,021)	(3,207)	(1,602)	(1,314)
Depreciation and amortization	4,636	2,344	1,285	1,059	933

	As of December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:
Cash	$21,201	$18,219	$2,865	$4,835	$8,467
Total assets	421,943	298,714	285,020	242,463	242,568
Total debt	244,047	202,040	218,225	292,440	304,916
Total liabilities	327,214	230,273	250,962	324,075	334,140
Total equity (deficit)	94,729	68,441	34,058	(81,612)	(91,572)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a holding company. During the year ended December 31, 2018 and prior, our subsidiaries are engaged in the following lines of business:

•	Other tobacco products (Turning Point Brands, Inc. (“Turning Point”), a 50.3% owned subsidiary); and
•	Outdoor advertising (Standard Outdoor LLC (“Standard Outdoor”), a wholly owned subsidiary), beginning in July 2017.
•	Insurance (Pillar General Inc. (“Pillar General”), a wholly owned subsidiary), beginning in January 2018.

We are a diversified holding company with interests in a variety of industries and market sectors. We expect to continue to diversify our operations in the future. We will rely upon our existing cash balances and potential distributions from our subsidiaries to generate the funds necessary to meet our operating obligations and for future acquisitions. In addition, we may be required to raise additional capital through equity and/or debt financings in order to fund our future operations and/or acquisitions.

Recent Developments

On December 10, 2018, we entered into a Stock Purchase Agreement to acquire Tri-State Consumer, Inc. (“Tri-State”), a New York corporation, for a purchase price of $54.1 million, subject to adjustments with respect to Tri-State’s statutory surplus and a liquid asset valuation. The purchase price will consist of $25.0 million in Series A Convertible Redeemable Preferred Stock and cash. The purchase price may be increased or decreased by an amount up to $2.0 million, based on statutory surplus adjustments and the resolution of certain claims over the two years following closing. The Stock Purchase Agreement provided us with 75 days after the execution to conduct due diligence on Tri-State. On February 22, 2019, the due diligence period was extended until March 8, 2019. On March 8, 2019, we exercised our right to terminate the Stock Purchase Agreement by delivering notice to the Stockholders of Tri-State in accordance with the provisions of the Stock Purchase Agreement. The Stock Purchase Agreement has thus been terminated.

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

In November 2018, Turning Point paid $2.0 million to acquire a minority ownership position (19.99%) in Canadian American Standard Hemp (“CASH”). CASH is headquartered in Warwick, Rhode Island, and manufactures cannabidiol isolate (“CBD”) developed through highly efficient and proprietary processes. The investment in CASH positions us to participate in the market for hemp-derived products.

In December 2018, Turning Point acquired a minority ownership position in General Wireless Operations, Inc. (d/b/a RadioShack; “RadioShack”) from an affiliate of Standard General LP for $0.4 million. Standard General LP has a controlling interest in Turning Point and us and qualifies as a related party. Turning Point will work together with RadioShack on product development and sourcing teams in China. Furthermore, Turning Point purchased $1.1 million of finished goods inventory from RadioShack during 2018, none of which was outstanding at December 31, 2018.

Both of the above minority investments by Turning Point are presented as assets within the other assets line of the December 31, 2018, Consolidated Balance Sheet.

On October 2, 2018, VMR Products LLC (“VMR”), the supplier of V2 e-cigarettes to Turning Point under a long-term exclusive agreement for retail brick and mortar distribution and sales, was purchased by Juul Labs for a reported $75 million. Turning Point’s contract anticipated such an event and affords an acquirer of VMR the right to terminate the contract, subject to certain terms and conditions including product buyback requirements and a termination payment based on the purchase price. On November 6, 2018, Turning Point received a letter from VMR, now owned by Juul Labs, stating that it would no longer accept orders and that Turning Point is permitted to continue to sell-through any V2 inventory. Turning Point’s net sales of V2 products were approximately $7.8 million for the year ended December 31, 2018. Turning Point has sufficient inventory on hand to satisfy sales through the first quarter of 2019. Refer to Note 21 of Notes to Consolidated Financial Statements for potential mediation involving VMR.

On May 18, 2018, Turning Point entered into an arrangement with VMR which manufactures and distributes vapor products whereby VMR received a $6.5 million loan with a maturity date of May 18, 2019. The note was secured by VMR’s assets and accrued interest at an annual rate of 15% with quarterly interest payments due beginning in August 2018.  In September 2018, VMR repaid the full outstanding balance of the loan in addition to a $1.0 million early termination fee which was recorded as a reduction to selling, general, and administrative expenses. As a condition to the loan, VMR agreed to issue warrants to Turning Point to purchase 7.5% of the ownership interest of VMR. In connection with the loan repayments, Turning Point received $1.0 million, net of expenses, for compensation of the warrants which was recorded as a reduction to selling, general, and administrative expenses.

In September 2018, Turning Point acquired IVG for total consideration of $23.8 million satisfied through $14.5 million paid in cash, 153,079 shares of common stock with a fair value of $5.3 million, and a $4.0 million note payable to IVG’s former owners (“IVG Note”) which matures 18 months from the acquisition date. All principal and accrued and unpaid interest under the IVG Note is subject to indemnification obligations of the sellers pursuant to the International Vapor Group Stock Purchase Agreement dated as of September 5, 2018. The arrangement includes an additional $4.5 million of earnouts with both performance-based and service-based conditions payable to former IVG owners who became employees of the Company as a result of the acquisition. The portion of earnout payments a recipient will receive will be calculated by reference to certain performance metrics not to exceed a two-year period as specified within the acquisition agreement. The Company recorded earnout expense of $1.5 million within the consolidated statement of income for the year ended December 31, 2018, based on the probability of achieving the performance conditions.

IVG markets and sells a broad array of proprietary and third-party vapor products directly to adult consumers through an online platform under brand names such as VaporFi, South Beach Smoke, and Direct-Vapor. IVG operates company-owned stores under the VaporFi brand and also operates as a franchisor to franchisee-owned stores. The acquisition of IVG adds a significant business-to-consumer distribution platform to Turning Point’s NewGen portfolio. Refer to Note 3 of Notes to Consolidated Financial Statements for more details regarding the IVG acquisition.

On August 13, 2018, we commenced the ATM Program through which we may, from time to time, issue and sell shares of our Class A common stock having an aggregate offering price of up to $6.7 million under an S-3 Registration Statement filed with the Securities and Exchange Commission in July 2018. In November 2018, we amended the ATM agreement with an S-3 Registration Statement, through which we may, from time to time, issue and sell shares of our Class A common stock having an aggregate offering price of up to $6.0 million. During the year ended December 31, 2018, we sold an aggregate of 313,032 shares of common stock under the ATM Program, receiving net proceeds, after offering costs and commissions, of $4.8 million.

On April 30, 2018, Turning Point purchased the assets of Vapor Supply LLC, vaporsupply.com, and some of its affiliates including the Ecig.com domain through its subsidiary Vapor Acquisitions Company, LLC, for total consideration of $4.8 million paid in cash. Vapor Supply is a business-to-business e-commerce distribution platform servicing independent retail vape shops. Additionally, Vapor Supply manufactures and markets proprietary e-liquids under the DripCo brand and operates company-owned stores. Refer to Note 3 of Notes to Consolidated Financial Statements for more details regarding the Vapor Supply acquisition.

Overview of Turning Point

Turning Point is a leading independent provider of Other Tobacco Products (“OTP”) in the U.S. Turning Point sells a wide range of products across the OTP spectrum including moist snuff tobacco (“MST”), loose leaf chewing tobacco, premium cigarette papers, make-your-own (“MYO”) cigar wraps, cigars, and liquid vapor products; but, Turning Point does not sell cigarettes. Turning Point estimates the OTP industry generated approximately $11 billion in manufacturer revenue in 2017. In contrast to manufactured cigarettes, which have been experiencing declining volumes for decades based on data published by the Alcohol and Tobacco Tax and Trade Bureau (“TTB”), the OTP industry is demonstrating increased consumer appeal with low to mid-single digit consumer unit growth as reported by Management Science Associates, Inc. (“MSAi”), a third-party analytics and informatics company. Under the leadership of a senior management team with an average of 23 years of experience in the tobacco industry, Turning Point has grown and diversified its business through new product launches, category expansions, and acquisitions while concurrently improving operational efficiency.

Products

Turning Point operates in three segments: Smokeless products, Smoking products and NewGen products. In Turning Point’s Smokeless products segment, Turning Point (i) manufactures and market moist snuff and (ii) contracts for and market loose leaf chewing tobacco products. In Turning Point’s Smoking products segment, Turning Point (i) markets and distributes cigarette papers, tubes, and related products; (ii) markets and distributes finished cigars and MYO cigar wraps; and (iii) processes, packages, markets, and distributes traditional pipe tobaccos. In Turning Point’s NewGen products segment, Turning Point (i) markets and distributes e-cigarettes, e-liquids, vaporizers, and certain other products without tobacco and/or nicotine; (ii) distributes a wide assortment of vaping related products to non-traditional retail via VaporBeast, Vapor Shark, Vapor Supply, and IVG; and (iii) distributes a wide assortment of vaping related products to individual consumers via Vapor Shark, Vapor World, and VaporFi branded retail outlets in addition to online platforms.

Turning Points portfolio of brands includes some of the most widely recognized names in the OTP industry, such as Stoker’s® in the Smokeless segment, Zig-Zag® in the Smoking segment, and VaporBeast® and VaporFi® in the NewGen segment. The following table sets forth the market share and category rank of our core products and demonstrates their industry positions:

Brand	Product	TPB Segment	Market Share (1)	Category Rank (1)
Stoker’s®	Chewing Tobacco	Smokeless Products	19.2%	#1 discount, #2 overall
Stoker’s®	Moist Snuff	Smokeless Products	3.5%	#4 discount, #6 overall
Zig-Zag®	Cigarette Papers	Smoking Products	32.1%	#1 premium
Zig-Zag®	MYO Cigar Wraps	Smoking Products	78.5%	#1 overall

(1) Market share and category rank data for all products are derived from MSAi data as of 12/31/18

Operations

As of December 31, 2018, Turning Point’s products are available in approximately 185,000 U.S. retail locations which, with the addition of retail stores in Canada, brings Turning Point’s total North American retail presence to an estimated 210,000 points of distribution. Turning Point subscribes to a sales tracking system from MSAi that records all OTP product shipments (Turning Point’s as well as those of its competitors) from approximately 900 wholesalers to over 250,000 traditional retail stores in the U.S. This system enables Turning Point to understand individual product share and volume trends across multiple categories down to the individual retail store level, allowing us to allocate field salesforce coverage to the highest opportunity stores. Turning Point’s sales and marketing group of approximately 174 professionals utilizes the MSAi system to efficiently target markets and sales channels with the highest sales potential.

Turning Point’s core tobacco business (Smokeless and Smoking segments) primarily generates revenues from the sale of Turning Point products to wholesale distributors who, in turn, resell the products to retail operations. Turning Point’s acquisition of VaporBeast in the fourth quarter of 2016 expanded our revenue streams as Turning Point began selling directly to non-traditional retail outlets. Turning Point’s acquisitions of Vapor Shark in the second quarter of 2017 and Vapor Supply in the second quarter of 2018 further expanded its selling network by allowing it to directly reach ultimate consumers through Vapor Shark and Vapor World branded retail outlets, respectively. Turning Point’s acquisition of IVG in the third quarter of 2018 enhanced its business-to-consumer revenue stream with the addition of Vapor-Fi branded retail outlets accompanying a robust online platform headlined by VaporFi.com and DirectVapor.com. Turning Point’s net sales, which include federal excise taxes, consist of gross sales net of cash discounts, returns, and selling and marketing allowances.

Turning Point relies on long-standing relationships with high-quality, established manufacturers to provide the majority of its produced products. Approximately 85% of Turning Point’s production, as measured by net sales, is outsourced to suppliers. The remaining production consists of Turning Point’s moist snuff tobacco operations located in Dresden, Tennessee, and Louisville, Kentucky; the packaging of Turning Point’s pipe tobacco in Louisville, Kentucky; and the proprietary e-liquids operations located in Louisville, Kentucky, and Miami, Florida. Turning Point’s principal operating expenses include the cost of raw materials used to manufacture the limited number of its products which Turning Point produces in-house; the cost of finished products, which are generally purchased goods; federal excise taxes; legal expenses; and compensation expenses, including benefits and costs of salaried personnel. Turning Point’s other principal expenses include interest expense and other expenses.

Key Factors Affecting Turning Point’s Results of Operations

Turning Point considers the following to be the key factors affecting its results of operations:

•	Turning Point’s ability to further penetrate markets with its existing products;
•	Turning Point’s ability to introduce new products and product lines that complement its core business;
•	Decreasing interest in tobacco products among consumers;
•	Price sensitivity in its end-markets;
•	Marketing and promotional initiatives, which cause variability in Turning Point’s results;
•	General economic conditions, including consumer access to disposable income;

•	Cost and increasing regulation of promotional and advertising activities;
•	Cost of complying with regulation, including newly passed “deeming regulations”;
•	Counterfeit and other illegal products in our end-markets;
•	Currency fluctuations;
•	Turning Point’s ability to identify attractive acquisition opportunities in OTP; and
•	Turning Point’s ability to integrate acquisitions.

Standard Outdoor

Standard Outdoor is an out-of-home advertising business. Revenues include outdoor advertising revenues, while operating expenses primarily include compensation costs, depreciation and rent expense. The results of Standard Outdoor are included in our consolidated operating results from July 3, 2017, the date of acquisition, and for the full year ended December 31, 2018.

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

Segment Information

We operate in five reportable segments; (1) smokeless products, (2) smoking products, (3) NewGen products, (4) Insurance and (5) Other, which includes our out-of-home advertising business and SDI holding company, as well as certain unallocated Turning Point amounts. The Smokeless products segment (a) manufactures and markets moist snuff and (b) contracts for and markets chewing tobacco products. The Smoking products segment (a) imports and markets cigarette papers, tubes, and related products; (b) imports and markets finished cigars, MYO cigar tobaccos, and cigar wraps; and (c) processes, packages, and markets pipe tobaccos. The NewGen products segment (a) markets e-cigarettes, e-liquids, vaporizers, and other related products and (b) distributes a wide assortment of vaping products to non-traditional retail outlets via VaporBeast and Vapor Shark. The insurance segment products include auto and homeowners property and casualty insurance.

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

Revenue Recognition - Turning Point

Turning Point adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP, on January 1, 2018. Turning Point recognizes revenues, net of sales incentives and sales returns, including shipping and handling charges billed to customers, upon delivery of goods to the customer—at which time its performance obligation are satisfied—at an amount that Turning Point expects to be entitled to in exchange for those goods in accordance with the five-step analysis outlined in Topic 606: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied.

A further requirement of ASU 2014-09 is for entities to disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.Turning Point’s management views business performance through segments that closely resemble the performance of major product lines. Thus, the primary, and most useful, disaggregation of Turning Point’s contract revenue for decision making purposes is the disaggregation by segment which can be found in Note -23 of Notes to Consolidated Financial Statements. An additional disaggregation of contract revenue by sales channel can be found within Note 23 as well.

Maidstone - Maidstone recognizes revenues from insurance contracts, including premiums and fees, under the guidance in ASC 944, Financial Services-Insurance Premiums. Maidstone’s premiums, which are recorded at the policy inception, are earned pro rata over the period for which the coverage is provided, generally six months for auto policies and one year for homeowner policies. Unearned premiums represent the portion of premiums written that are applicable to the unexpired terms of policies in force.

Interest Rate Swaps

We enter into interest rate swap contracts to manage interest rate risk and reduce the volatility of future cash flows. We account for interest rate swap contracts under the provisions of ASC 815, Derivatives and Hedging. Swap contracts that qualify as hedges are adjusted to their fair value through other comprehensive income as determined by market prices on the measurement date, except any hedge ineffectiveness which is recognized currently in income. Gains and losses on these swap contracts are transferred from other comprehensive income into net income upon settlement of the derivative position or at maturity of the interest rate swap contract. Changes in fair value of any contracts that do not qualify for hedge accounting or are not designated as hedges are recognized currently in income.

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

Goodwill and Other Intangible Assets

We follow the provisions of ASC 350, Intangibles – Goodwill and Other in accounting for our goodwill and other intangible assets. Goodwill and indefinite-lived intangible assets are reviewed for impairment annually on December 31, or more frequently if certain indicators are present, in accordance with ASC 350-20-35 and ASC 350-30-35, respectively. If the carrying value of the goodwill or indefinite-life intangible asset exceeds its fair value, determined using the discounted cash flows method and the relief-from-royalty method, respectively, the goodwill or intangible asset is considered impaired. The carrying value of the goodwill or indefinite-life intangible asset would then be reduced to fair value. For goodwill, the determination of a reporting unit’s fair value involves, among other things, our market capitalization and application of the income approach, which includes developing forecasts of future cash flows and determining an appropriate discount rate. Currently our goodwill is recorded at our subsidiaries, Turning Point and Maidstone.

Based on Turning Point’s annual goodwill impairment testing, the estimated fair values of each of Turning Point’s reporting units were substantially in excess of the respective carrying values. We performed a qualitative assessment related to the goodwill at our insurance subsidiary, which was acquired on January 2, 2018. Based on the results of this qualitative assessment, no quantitative assessment was deemed to be required and there were no impairment issues noted.

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

Accounts Receivable

Accounts receivable are recognized at their net realizable value. All accounts receivable are trade-related and are recorded at the invoiced amount and do not bear interest. We maintain allowances for doubtful accounts receivable for estimated uncollectible invoices resulting from the customer’s inability to pay, which may result in write-offs. We recorded an allowance for doubtful accounts of less than $0.1 million at December 31, 2018 and 2017, respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost was determined using the LIFO method for approximately 49.1% of the inventories as of December 31, 2018. Leaf tobacco is presented in current assets in accordance with standard industry practice, notwithstanding the fact that such tobaccos are carried longer than one year for the purpose of curing. We recorded an inventory valuation allowance of $2.5 million and $0.5 million at December 31, 2018 and 2017, respectively.

Reserves for losses and loss adjustment expenses

As an insurance company, Maidstone is required by applicable laws and regulations and GAAP to establish loss and loss expense reserves for the estimated unpaid portion of the ultimate liability for losses and loss expenses under the terms of its policies and agreements with its insured customers. The Company estimates reserves for both reported and unreported unpaid losses that have occurred on or before the balance sheet date that will need to be paid in the future. Reserves for unpaid losses fall into two categories: case reserves and reserves for claims incurred but not reported, or “IBNR”. We do not discount the liability for unpaid losses and LAE for financial statement purposes.

Reserves for losses and LAE represent an estimate of the expected cost of the ultimate settlement and administration of losses, based on facts and circumstances then known less the amount paid to date. Our actuaries calculate indicated IBNR loss reserves by using standard actuarial methodologies, which are projection or extrapolation techniques, including: (a) the loss development method and (b) the Bornhuetter-Ferguson method. Each of these methodologies is generally applicable to both long tail and short tail lines of business depending on a variety of circumstances. Informed subjective judgments as to our ultimate exposure to losses are an integral component of our loss reserving process due to numerous factors that contribute to the inherent uncertainty in the process of establishing loss reserves, including:

•	Inflationary pressures (medical and economic) that affect the size of losses;
•	Judicial, regulatory, legislative, and legal decisions that affect insurers’ liabilities;
•	Changes in the frequency and severity of losses;
•	Changes in the underlying loss exposures of our policies; and
•	Changes in our claims handling procedures.

A review of the emergence of actual losses relative to expectations is generally derived from the quarterly and/or semi-annual in depth reserve analyses is conducted to determine whether the assumptions used in the reserving process continue to form a reasonable basis for the projection of liabilities for each product line. As time passes, estimated loss reserves will be based more on historical loss activity and loss development patterns rather than on assumptions based on underwriters’ input, pricing assumptions or industry experience. During the loss settlement period, it often becomes necessary to refine and adjust the estimates of liability on a claim either upward or downward. No assurance can be given that actual claims made and related payments will not be in excess of the amounts reserved.

A brief summary of each actuarial method discussed above follows:

•
Incurred Development Method – The incurred development method is based upon the assumption that the relative change in a given year’s incurred loss estimates from one evaluation point to the next is similar to the relative change in prior years’ reported loss estimates at similar evaluation points.

•	Paid Development Method - The paid development method is similar to the incurred development method, simply using paid triangles to calculate development factors.
•
Incurred Bornhuetter-Ferguson (“BF”) Method – The Incurred BF Method uses an estimated loss ratio for a particular year, and is weighted against the portion of the year’s claims that have been reported, based on historical incurred loss development patterns. The estimate of required reserves assumes that the remaining unreported portion of a particular year will pay out at a rate consistent with the estimated loss ratio for that year.

•
Paid Bornhuetter-Ferguson (“BF”) Method – The Paid BF Method uses an estimated loss ratio for a particular year, and is weighted against the portion of the year’s claims that have been paid, based on historical paid loss development patterns. The estimate of required reserves assumes that the remaining unpaid portion of a particular year will pay out at a rate consistent with the estimated loss ratio for that year.

Maidstone engages an independent external actuarial specialist (the “Appointed Actuary”) to opine on its recorded statutory reserves. The Appointed Actuary estimates a range of ultimate losses, along with a range and recommended central estimate of IBNR reserve amounts. As of December 31,2018, this range was between $25.1 million and $30.8 million. Maidstone’s carried IBNR reserves are based on an internal actuarial analysis and reflect management’s best estimate of unpaid loss and LAE liabilities.

Activity in the liability for losses and loss adjustment expenses for the period from January 2, 2018, the date Maidstone was acquired, to December 31, 2018 is as follows:

Period from January 2, 2018 to December 31, 2018
Reserve for losses and LAE at January 2, 2018	$30,672
Provision for claims, net of insurance:
Incurred related to:
Current year	25,223
Total incurred	25,223
Deduct payment of claims, net of reinsurance:
Paid related to:
Prior year	14,176
Current year	14,389
Total paid	28,565
Reserve for losses and LAE at December 31, 2018	$27,330

Refer to Note 13. Liability for Losses and Loss Adjustment Expenses in the consolidated financial statements for additional information on the loss and loss adjustment expenses.

Consolidated Results of Operations

The table and discussion set forth below relate to our consolidated results of operations:

	Year Ended December 31,
	2018	2017	$ Change	% Change	2016	$ Change	% Change

Revenues
Smokeless Products	$90,031	$84,560	$5,471	6.5%	$77,913	$6,647	8.5%
Smoking Products	111,507	109,956	1,551	1.4%	111,005	(1,049)	-0.9%
NewGen Products	131,145	91,261	39,884	43.7%	17,310	73,951	427.2%
Insurance	30,657	-	30,657	100.0%	-	-	NM
Other	2,445	24	2,421	NM	-	24	NM
Total revenues	$365,785	$285,801	$79,984	28.0%	$206,228	$79,573	38.6%

Operating Income
Smokeless Products	$28,920	$28,005	$915	3.3%	$24,571	$3,434	14.0%
Smoking Products	42,650	43,816	(1,166)	-2.7%	44,213	(397)	-0.9%
NewGen Products	6,752	3,178	3,574	112.5%	(924)	4,102	-443.9%
Insurance	(3,195)	-	(3,195)	100.0%	-	-	NM
Other	(35,009)	(27,898)	(7,111)	25.5%	(23,941)	(3,957)	16.5%
Total operating income	40,118	47,101	(6,983)	-14.8%	43,919	3,182	7.2%
Interest expense	17,237	16,904	333	2.0%	26,739	(9,835)	-36.8%
Interest and investment income	(736)	(517)	(219)	42.4%	(886)	369	-41.6%
Loss on extinguishment of debt	2,384	6,116	(3,732)	-61.0%	2,824	3,292	116.6%
Net periodic benefit expense, excluding service cost	131	180	(49)	-27.2%	334	(154)	-46.1%
Income before income taxes	21,102	24,418	(3,316)	-13.6%	14,908	9,510	63.8%
Income tax expense (benefit)	6,285	7,280	(995)	-13.7%	(12,005)	19,285	-160.6%
Net income	14,817	17,138	(2,321)	-13.5%	26,913	(9,775)	-36.3%
Amounts attributable to noncontrolling interests	(12,436)	(6,761)	(5,675)	83.9%	-	(6,761)	NM
Net income attributable to SDI	$2,381	$10,377	$(7,996)	-77.1%	$26,913	$(16,536)	-61.4%

Comparison of the Year Ended December 31, 2018, to the Year Ended December 31, 2017 and Comparison of the Year Ended December 31, 2017, to the Year Ended December 31, 2016

Total Revenues. For the year ended December 31, 2018, revenues were $365.8 million, an increase of $80.0 million or 28.0%, from $285.8 million for the year ended December 31, 2017. The increase in net sales was primarily driven by continued VaporBeast momentum and the acquisitions of Vapor Supply and IVG. In addition, the acquisition of Maidstone on January 2, 2018, contributed $30.7 million of revenues to our Insurance segment from earned insurance premiums, net investment income and other fees.

For the year ended December 31, 2017, revenues were $285.8 million, an increase of $79.6 million or 38.6%, from $206.2 million for the year ended December 31, 2016. This increase was substantially due to an increase in NewGen products sales as a result of the acquisitions of VaporBeast and Vapor Shark.

Total Operating Income. For the year ended December 31, 2018, operating income was $40.1 million, a decrease of $7.0 million or 14.8%, from $47.1 million for the year ended December 31, 2017. This decrease was primarily from the inclusion of Vapor Supply and IVG selling, general, and administrative expenses and transaction costs associated with the IVG and Vapor Supply acquisitions, higher legal and litigation expenses associated with Turning Point’s anti-counterfeiting initiative, and variable logistics costs associated with increased sales at VaporBeast. In addition, there were higher corporate general and administrative expenses incurred by SDI, which were not included for the entire prior period because the reverse acquisition of Turning Point by SDI did not occur until June 1, 2017, and the inclusion of the Insurance operations, which were included for the period from January 2, 2018 through December 31, 2018 only.

For the year ended December 31, 2017, operating income was $47.1 million, an increase of $3.2 million or 7.2%, from $43.9 million for the year ended December 31, 2016. This increase was primary due to Turning Point’s acquisition of VaporBeast, partially offset by the inclusion of expenses of SDI from its June 2017 acquisition date.

Interest Expense. For the year ended December 31, 2018, interest expense increased to $17.2 million from $16.9 million for the year ended December 31, 2017, an increase of $0.3 million or 2.0%, primarily as a result of interest expense for SDI and Standard Outdoor from their new borrowings during the first quarter of 2018, partially offset by lower interest rates from Turning Point’s March 2018 refinancing of its credit facility.

For the year ended December 31, 2017, interest expense decreased to $16.9 million from $26.7 million for the year ended December 31, 2016, a decrease of $9.8 million or 36.8%, primarily as a result of lower interest rates from Turning Point’s 2017 debt refinancing.

Interest and Investment Income. Interest and investment income relating to investment of the MSA escrow deposits as well as SDI’s cash and cash equivalents was $0.7 million for the year ended December 31, 2018 compared to $0.5 million for the year ended December 31, 2017, an increase of $0.2 million or 42.4%.

Interest and investment income was $0.5 million and $0.8 million for the years ended December 31, 2017 and 2016 and includes $0.1 million from SDI’s cash and cash equivalents and $0.4 million from investment of the MSA escrow deposits in 2017, compared to $0.8 million from investment of the MSA escrow deposits in 2016.

Loss on Extinguishment of Debt. For the year ended December 31, 2018, loss on extinguishment of debt was $2.4 million as the result of Turning Point refinancing its credit facility in the first quarter of 2018. For the year ended December 31, 2017, loss on extinguishment of debt was $6.1 million as the result of refinancing Turning Point’s credit facility in the first quarter of 2017.

For the year ended December 31, 2016, loss on extinguishment of debt was $2.8 million as the result of Turning Point retiring certain debt with proceeds from its IPO.

Net Periodic Benefit Expense, Excluding Service Cost. For the year ended December 31, 2018, net periodic benefit expense, excluding service cost was $0.1 million compared to $0.2 million for the year ended December 31, 2017, a decrease of $0.1 million or 27.2%.

For the year ended December 31, 2017, net periodic benefit expense, excluding service cost was $0.2 million compared to $0.3 million for the year ended December 31, 2017, a decrease of $0.1 million or 46.1%.

Total Income Before Income Taxes. For the year ended December 31, 2018, income before income taxes was $21.1 million compared to income before income taxes of $24.4 million for the year ended December 31, 2017, a decrease of $3.3 million or 13.6%. This decrease was primarily due to the inclusion of SDI corporate expenses for a full year in 2018, as compared to the period from the June 2017 acquisition date through December 31, 2017 in the prior year, and the inclusion of the results of the insurance operations for the period from January 2, 2018 through December 31, 2018.

For the year ended December 31, 2017 income before income taxes was $24.4 million compared to income before income taxes of $14.9 million for the year ended December 31, 2016, an increase of $9.5 million or 63.8%. This increase was primarily due to Turning Point’s acquisition of VaporBeast and decreased interest expense from Turning Point’s 2017 debt refinancing, partially offset by the inclusion of expenses of SDI from its June 2017 acquisition date.

Income Tax Expense (Benefit). The Company’s income tax expense of $6.3 million, or 29.8% of income before income taxes, for the year ended December 31, 2018, is higher than the expected annual effective tax rate as a result of the contribution of losses before income taxes by SDI and Standard Outdoor (which due to the impact of valuation allowances do not create income tax benefits) to the income before taxes of Turning Point. Turning Point’s effective tax rate was lower than the statutory rate as a result of discrete tax benefits of $5.4 million from the exercise of Turning Point stock options during the year. SDI and Standard Outdoor contributed no income tax expense or benefit to the consolidated results for the year ended December 31, 2018 because they had net losses and a full valuation allowance. The Company’s income tax expense of $7.3 million, or 29.8% of income before income taxes, for the year ended December 31, 2017 was lower than the expected annual effective tax rate as a result of discrete tax benefits of $4.2 million from the exercise of stock options during the year.

The Company’s income tax expense of $7.3 million, or 29.8% of income before income taxes, for the year ended December 31, 2017, is lower than the expected annual effective tax rate as a result of discrete tax benefits of $4.2 million from the exercise of Turning Point stock options during the year. SDI contributed no income tax expense or benefit to the consolidated results for the year ended December 31, 2017 because it had a net loss and a full valuation allowance. The Company’s income tax benefit for the year ended December 31, 2016 does not bear the normal relationship to income before income taxes primarily due to releasing the valuation allowance on Turning Point’s deferred taxes as it was determined that it is more-likely than not that Turning Point will realize its deferred tax assets which consist primarily of a federal net operating loss (“NOL”) carryforward.

Consolidated Net Income. Due to the factors described above, net income for the year ended December 31, 2018 and 2017, was $14.8 million and $17.1 million, respectively.

Due to the factors described above, net income for the years ended December 31, 2017 and 2016, was $17.1 million and $26.9 million, respectively

Amounts Attributable to Non-Controlling Interests. Amounts attributable to noncontrolling interests of $12.4 million and $6.8 million for the years ended December 31, 2018 and 2017, respectively, was related to the shareholders of Turning Point other than SDI and is based on the increase in Turning Point’s net income, and Vapor Shark, which was accounted for as a VIE by Turning Point during the second quarter of 2017. There were no amounts attributable to noncontrolling interests for the year ended December 31, 2016.

Net income attributable to SDI. For the year ended December 31, 2018, net income attributable to SDI was $2.4 million compared to $10.4 million for the year ended December 31, 2017, a decrease of $8.0 million or 77.1%. This decrease is a result of the items discussed above.

For the year ended December 31, 2017, net income attributable to SDI was $10.4 million compared to $26.9 million for the year ended December 31, 2016, a decrease of $16.5 million or 61.4%. This decrease is a result of the items discussed above.

Segment Results of Operations

Turning Point and Other segments

The table and discussion set forth below relate to the results of operations of the three Turning Point segments, as well as our Other reportable segment, which includes non-allocated amounts of Turning Point, SDI and Standard Outdoor:

	Year Ended December 31,
	2018	2017	$ Change	% Change	2016	$ Change	% Change
Net sales
Smokeless products	$90,031	$84,560	$5,471	6.5%	$77,913	$6,647	8.5%
Smoking products	111,507	109,956	1,551	1.4%	111,005	(1,049)	-0.9%
NewGen products	131,145	91,261	39,884	43.7%	17,310	73,951	427.2%
Other	2,445	24	2,421	NM	-	24	NM
Total net sales	335,128	285,801	49,327	17.3%	206,228	79,573	38.6%
Cost of sales	192,336	160,835	31,501	19.6%	105,683	55,152	52.2%
Gross profit
Smokeless products	46,490	42,703	3,787	8.9%	38,823	3,880	10.0%
Smoking products	57,043	57,146	(103)	-0.2%	57,595	(449)	-0.8%
NewGen products	39,026	25,121	13,905	55.4%	4,127	20,994	508.7%
Other	233	(4)	237	-100.0%	-	(4)	NM
Total gross profit	142,792	124,966	17,826	14.3%	100,545	24,421	24.3%
Selling, general and administrative expenses	99,479	77,865	21,614	27.8%	56,626	21,239	37.5%
Operating income	$43,313	$47,101	$(3,788)	-8.0%	$43,919	$3,182	7.2%

Comparison of the Year Ended December 31, 2018, to the Year Ended December 31, 2017

Net Sales. For the year ended December 31, 2018, overall net sales increased to $335.1 million from $285.8 million for the year ended December 31, 2017, an increase of $49.3 million or 17.3%. The increase in net sales was primarily driven by continued VaporBeast momentum and the acquisitions of Vapor Supply and IVG.

For the year ended December 31, 2018, net sales in the Smokeless products segment increased to $90.0 million from $84.6 million for the year ended December 31, 2017, an increase of $5.5 million or 6.5%. For the year ended December 31, 2018, Smokeless product volume increased 2.6% and price/mix increased 3.9%. The increase in net sales was primarily driven by the continuing growth of Stoker’s® MST partially offset by declines in chewing tobacco attributable to increased competition, our promotional timing, and a continuing segment shift to lower price products.

For the year ended December 31, 2018, net sales in the Smoking products segment increased to $111.5 million from $110.0 million for the year ended December 31, 2017, an increase of $1.6 million or 1.4%. For the year ended December 31, 2018, Smoking products volumes decreased 0.7%, while price/mix decreased 0.7%. The increase in net sales is primarily due to volume growth for our Zig-Zag® branded papers and cigar wraps offset by offset by Turning Point’s strategic decision to de-emphasize the low margin cigar products business and line rationalization of the MYO tobacco products. Cigar product sales declined by $3.0 million to $5.5 million in the year ended December 31, 2018.

For the year ended December 31, 2018, net sales in the NewGen products segment increased to $131.1 million from $91.3 million for the year ended December 31, 2017, an increase of $39.9 million or 43.7%. The increase in net sales was primarily driven by continued VaporBeast momentum along with the acquisitions of Vapor Supply and IVG.

Gross Profit. For the year ended December 31, 2018, gross profit in the Smokeless products segment increased to $46.5 million from $42.7 million for the year ended December 31, 2017, an increase of $3.8 million or 8.9%. Smokeless gross profit for the year ended December 31, 2018, included $0.1 million of unfavorable LIFO adjustments, $0.2 million of introductory launch costs and $0.1 million of line rationalization expenses compared to $0.7 million and less than $0.1 million, respectively, for the year ended December 31, 2017. Gross profit as a percentage of net sales increased to 51.6% of net sales for the year ended December 31, 2018, from 50.5% of net sales for the year ended December 31, 2017.

For the year ended December 31, 2018, gross profit in the Smoking products segment decreased to $57.0 million from $57.1 million for the year ended December 31, 2017, a decrease of $0.1 million or 0.2%. Smoking gross profit for the year ended December 31, 2018, included less than $0.1 million of unfavorable LIFO adjustments, $0.6 million of introductory launch costs and $1.3 million of line rationalization expenses compared to $0.4 million, $0, and $0.2 million, respectively, for the year ended December 31, 2017. Gross profit as a percentage of net sales decreased to 51.2% of net sales for the year ended December 31, 2018, from 52.0% of net sales for the year ended December 31, 2017. The decrease in gross profit as a percentage of net sales is primarily due to introductory launch costs and line rationalization expenses on discontinued products.

For the year ended December 31, 2018, gross profit in the NewGen products segment increased to $39.0 million from $25.1 million for the year ended December 31, 2017, an increase of $13.9 million or 55.4%. NewGen gross profit for the year ended December 31, 2018, included $0.3 million of introductory launch costs, $1.0 million of line rationalization expenses and $0.5 million of warehouse reorganization expenses compared to less than $0.1 million, $0.2 million, and $0, respectively, for the year ended December 31, 2017. Additionally, the Company paid $2.8 million for newly imposed tariffs on goods from outside the United States in 2018, $1.1 million of which was included in cost of goods sold for the year ended December 31, 2018. Gross profit as a percentage of net sales increased to 29.8% of net sales for the year ended December 31, 2018, from 27.5% of net sales for the year ended December 31, 2017, primarily due to acquisition activity which has resulted in business-to-consumer sales, which generally have higher margins, becoming a larger share of the NewGen segment.

Selling, General and Administrative Expenses. For the year ended December 31, 2018, selling, general and administrative expenses increased to $99.5 million from $77.9 million for the year ended December 31, 2017, an increase of $21.6 million or 27.8%. Selling, general, and administrative expenses for the year ended December 31, 2018, include $10.5 million of expenses relating to the inclusion of Turning Point’s 2018 acquisitions of IVG and Vapor Supply, $4.0 million of transaction costs (primarily relating to IVG and Vapor Supply), $0.5 million of expenses associated with strategic initiatives, $0.9 million of introductory launch costs, $0.8 million of organizational development expenses, $0.9 million of line rationalization expenses, $0.1 million of warehouse reconfiguration expenses, and a $2.0 million net reduction to selling, general, and administrative expenses related to the VMR Loan. Selling, general, and administrative expenses for the year ended December 31, 2017, include $0.9 million of expenses associated with strategic initiatives, $1.7 million of launch costs, $1.2 million of transaction costs, and $0.1 million of line rationalization expenses. Other items leading to the increase in selling, general, and administrative expenses in the year ended December 31, 2018, when compared to the year ended December 31, 2017, include higher legal and litigation expenses associated with Turning Point’s anti-counterfeiting initiative and variable logistics costs associated with increased sales at VaporBeast partially offset by a receivable reserve reversal and prepayment penalty, both of which are associated with the loan issued to a supplier in the second quarter of 2018 that was repaid during the third quarter of 2018. In addition, selling, general and administrative expenses for SDI and Standard Outdoor for the year ended December 31,2018, were $5.4 million compared to $2.6 million for the period from June 1, 2017 to December 31, 2017. These expenses are primarily legal, accounting and other professional fees.

Comparison of the Year Ended December 31, 2017, to the Year Ended December 31, 2016

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

For the year ended December 31, 2017, net sales in the Smokeless products segment increased to $84.6 million from $77.9 million for the year ended December 31, 2016, an increase of $6.6 million or 8.5%. For the year ended December 31, 2017, volume increased 3.4% and price/mix increased 5.1%. Net sales growth was primarily driven by Stoker’s® MST.

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

Gross Profit. For the year ended December 31, 2017, overall gross profit increased to $125.0 million from $100.5 million for the year ended December 31, 2016, an increase of $24.4 million or 24.3%, primarily due to acquisition of VaporBeast. Consolidated gross profit for the year ended December 31, 2017, included $1.1 million of unfavorable LIFO adjustments, $0.7 million of introductory launch costs, and $0.4 million of line rationalization expenses compared to $0.9 million, $1.3 million, and $0, respectively, for the year ended December 31, 2016. Gross profit as a percentage of net sales weakened to 43.7% for the year ended December 31, 2017, from 48.8% for the year ended December 31, 2016, as a result of the mix impact of VaporBeast’s inherently lower distribution margins.

For the year ended December 31, 2017, gross profit in the Smokeless products segment increased to $42.7 million from $38.8 million for the year ended December 31, 2016, an increase of $3.9 million or 10.0%. Smokeless gross profit for the year ended December 31, 2017, included $0.7 million of unfavorable LIFO adjustments and $0.7 million of introductory launch costs compared to $1.0 million and $1.1 million, respectively, for the year ended December 31, 2016. Gross profit as a percentage of net sales increased to 50.5% of net sales for the year ended December 31, 2017, from 49.8% of net sales for the year ended December 31, 2016. The increase in gross profit as a percentage of net sales is due to Turning Point being able to take price increases and the further expansion of Stoker’s® MST sales, leveraging its Smokeless fixed costs across a higher sales volume.

For the year ended December 31, 2017, gross profit in the Smoking products segment decreased to $57.1 million from $57.6 million for the year ended December 31, 2016, a decrease of $0.4 million or 0.8%. Smoking gross profit for the year ended December 31, 2017, included $0.4 million of unfavorable LIFO adjustments and $0.2 million of line rationalization expenses compared to $0.1 million of favorable LIFO adjustments for the year ended December 31, 2016. Gross profit as a percentage of net sales increased to 52.0% of net sales for the year ended December 31, 2017, from 51.9% of net sales for the year ended December 31, 2016.

For the year ended December 31, 2017, gross profit in the NewGen products segment increased to $25.1 million from $4.1 million for the year ended December 31, 2016, an increase of $21.0 million or 508.7%. NewGen gross profit for the year ended December 31, 2017, included less than $0.1 of introductory launch costs and $0.2 million of line rationalization expenses compared to $0.2 million and $0, respectively, for the year ended December 31, 2016. Gross profit as a percentage of net sales increased to 27.5% of net sales for the year ended December 31, 2017, from 23.8% of net sales for the year ended December 31, 2016, primarily as a result of the change in product mix in the segment and Turning Point’s continued focus on margin expansion in the NewGen segment.

Selling, General and Administrative Expenses. For the year ended December 31, 2017, selling, general and administrative expenses increased to $77.9 million from $56.6 million for the year ended December 31, 2016, an increase of $21.2 million or 37.5%, due primarily to acquisitions of VaporBeast and Vapor Shark. Selling, general, and administrative expenses for the year ended December 31, 2017, also included $0.9 million of expenses associated with strategic initiatives, $1.7 million of introductory launch costs, $1.2 million of transaction costs, $0.1 million of line rationalization expenses compared to $0.5 million, $1.4 million, $1.1 million and $0, respectively, for the year ended December 31, 2016. Selling, general and administrative expenses also include $2.6 million of SDI expenses, from its June 1, 2017 acquisition date. These expenses are primarily legal, accounting and other professional fees. Selling, general, and administrative expenses for the year ended December 31, 2016, also included $0.9 million of IPO-related compensation costs.

Insurance segment

On January 2, 2018, we completed the acquisition of Interboro Holdings Inc., which operates as Maidstone Insurance. As a result, the following discussion relates to the insurance operations for the period from January 2, 2018 to December 31, 2018. The table and discussion set forth below relate to the results of operations of our Insurance segment:

For the period January 2, 2018 to December 31, 2018

Insurance premiums earned	$28,648
Net investment income	851
Other income	1,158
Total revenues	30,657

Incurred losses and loss adjustment expenses	25,221
Other operating expenses	8,631
Total operating costs and expenses	33,852
Loss before income taxes	$(3,195)

Insurance Premiums Earned. For the period from January 2, 2018 to December 31, 2018, $28.6 million of insurance premiums were earned primarily related to auto insurance policies written.

Net Investment Income. For the period from January 2, 2018 to December 31, 2018, we earned net investment income of $0.9 million, comprised primarily of interest, net of investment expenses.

Other Income. We recognized $1.2 million of other income for the period from January 2, 2018 to December 31, 2018, respectively, which included service and takeout fees, installment and late fees collected by Maidstone, and broker fees collected from non-affiliated insurance companies when acting as an agent. Service and takeout fees are in the form of credits for writing business from the state assigned pool. These credits can be used to reduce the amount of business written in the future or sold to third-party insurance companies for them to reduce their exposure to the assigned risk pool.

Incurred losses and loss adjustment expenses. For the period from January 2, 2018 to December 31, 2018, we incurred losses and loss adjustment expenses of $25.2 million. These amounts are based on individual case estimates for reported claims and a factor for incurred but not reported (“IBNR”) claims.

Other operating expenses. We incurred other expenses of $8.6 million for the period from January 2, 2018 to December 31, 2018, respectively, which consisted of acquisition and underwriting expenses, salaries and benefits, depreciation, amortization and other general and administrative expenses.

Liquidity and Capital Resources

The following table summarizes our Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net cash flow provided by (used in):
Operating activities	$110	$24,946	$9,128
Investing activities	(30,805)	18,847	(55,888)
Financing activities	31,329	(27,623)	15,734
Net increase (decrease) in cash	$634	$16,170	$(31,026)

Operating activities. Net cash provided by operating activities represents the cash receipts and cash disbursements from all of our activities other than investing activities and financing activities. Changes in cash from operating activities reflect, among other things, the timing of cash collections from customers, payments to suppliers, timing of payments to customers to settle insurance claims and changes in payments related to insurance policy acquisition costs.

Net cash provided by operating activities was $0.1 million for the year ended December 31, 2018 compared to $24.9 million for the year ended December 31, 2017. This $24.8 million decrease in net cash provided by operating activities was primarily the result of the timing of cash collections and cash payments related to our operations, including inventory increases of $20.7 million from pre-tariff inventory buys within Turning Point’s existing operations, an increase in deferred acquisition costs of $2.3 million and a decrease in the reserves for losses and loss adjustment expenses of $3.3 million from Maidstone, which was acquired on January 2, 2018.

Net cash provided by operating activities was $24.9 million for the year ended December 31, 2017 compared to $9.1 million for the year ended December 31, 2016. The $15.8 million increase in net cash provided by operating activities was primarily the result of an increase in Turning Point’s pre-tax income of $12.0 million in 2017 along with Turning Point paying $9.9 million of interest on its PIK Toggle Notes in 2016, which did not recur.

Investing activities. Net cash used in investing activities was $30.8 million for the year ended December 31, 2018 compared to net cash provided by investing activities of $18.8 million for the year ended December 31, 2017. The increase in cash used in investing activities was primarily a result of $16.2 million of cash paid for the IVG, Vapor Supply, Maidstone and Standard Outdoor acquisitions during 2018, net of cash acquired, and $13.9 million of payments for purchases of fixed maturity securities by Maidstone, which was acquired on January 2, 2018. These amounts were partially offset by proceeds of $6.7 million from the sale and maturity of Maidstone’s fixed maturity securities. During 2017, cash flows from investing activities included proceeds of $20.3 million as a result of the reverse acquisition of SDI by Turning Point representing SDI's cash acquired.

Net cash provided by investing activities was $18.8 million for the year ended December 31, 2017 compared to net cash used in investing activities of $55.9 million for the year ended December 31, 2016. During 2017, cash flows from investing activities included proceeds of $20.3 million as a result of the reverse acquisition of SDI by Turning Point. Cash flows used in investing activities during 2016 included $29.1 million put into escrow by Turning Point for the MSA deposit and $23.6 million for the acquisition of VaporBeast, certain brands from Wind River and the land and building in Dresden, Tennessee.

Financing activities. Net cash provided by financing activities was $31.3 million for the year ended December 31, 2018 compared to net cash used in financing activities of $27.6 million for the year ended December 31, 2017. During 2018, net cash provided by financing activities included borrowings by Turning Point against its 2018 Revolving Credit Facility, the borrowing of $15.0 million by SDI under the Crystal Loan and net proceeds of $6.8 million from the issuance of SDI common stock. During 2017, net cash used in financing activities was primarily related to refinancing costs associated with Turning Point’s 2017 Credit Facility.

Net cash used in financing activities was $27.6 million for the year ended December 31, 2017 compared to net cash provided by financing activities of $15.7 million for the year ended December 31, 2016. During 2017, net cash used in financing activities was primarily related to refinancing costs associated with Turning Point’s 2017 Credit Facility, while in 2016, net cash provided by financing activities was primarily related to proceeds from Turning Point’s IPO.

Long-Term Debt

As of December 31, 2018, the Company was in compliance with the financial and restrictive covenants in its existing debt instruments. The following table provides outstanding balances under our debt instruments.

	December 31, 2018	December 31, 2017
2018 First Lien Term Loan	$154,000	$-
2018 Second Lien Term Loan	40,000	-
SDI Crystal Term Loan	15,000	-
Standard Outdoor Promissory Notes	9,950	-
2017 First Lien First Out Term Loan	-	105,875
2017 First Lien Second Out Term Loan	-	34,738
2017 Second Lien Term Loan	-	55,000
Note payable - IVG	4,000	-
Note payable - VaporBeast	-	2,000
Total Notes Payable and Long-Term Debt	222,950	197,613
Less deferred finance charges and debt discount	(4,903)	(3,573)
Less current maturities	(9,431)	(7,850)
	$208,616	$186,190

2018 Credit Facility

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

The 2018 Credit Facility contains customary events of default including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, and change in control defaults. The 2018 Credit Facility also contains certain negative covenants customary for facilities of these types including covenants that, subject to exceptions described in the 2018 Credit Facility, restrict Turning Point’s ability: (i) to pledge assets, (ii) to incur additional indebtedness, (iii) to pay dividends, (iv) to make distributions, (v) to sell assets, and (vi) to make investments.

2018 First Lien Credit Facility: The 2018 First Lien Term Loan and the 2018 Revolving Credit Facility bear interest at LIBOR plus a spread of 2.75% to 3.50% based on Turning Point’s senior leverage ratio. The 2018 First Lien Term Loan has quarterly required payments of $2.0 million beginning June 30, 2018, increasing to $3.0 million on June 30, 2020, and increasing to $4.0 million on June 30, 2022. The 2018 First Lien Credit Facility has a maturity date of March 7, 2023. The 2018 First Lien Term Loan is secured by a first priority lien on substantially all of the assets of the borrowers and the guarantors thereunder, including a pledge of Turning Point’s capital stock, other than certain excluded assets (the “Collateral”). The 2018 First Lien Credit Facility contains certain financial covenants including maximum senior leverage ratio of 3.50x with step-downs to 3.00x, a maximum total leverage ratio of 4.50x with step-downs to 4.00x, and a minimum fixed charge coverage ratio of 1.20x. The weighted average interest rate of the 2018 First Lien Term Loan was 5.77% at December 31, 2018. The weighted average interest rate of the 2018 Revolving Credit Facility was 5.79% at December 31, 2018. At December 31, 2018, Turning Point had $26.0 million of borrowings outstanding under the 2018 Revolving Credit Facility. The $24.0 million unused portion of the 2018 Revolving Credit Facility is reduced by a $1.3 million letter of credit with Fifth Third Bank, resulting in $22.7 million of availability under the 2018 Revolving Credit Facility at December 31, 2018.

2018 Second Lien Credit Facility: The 2018 Second Lien Credit Facility bears interest at a rate of LIBOR plus 7.00% and has a maturity date of March 7, 2024. The 2018 Second Lien Term Loan is secured by a second priority interest in the Collateral and is guaranteed by the same entities as the 2018 First Lien Term Loan. The 2018 Second Lien Credit Facility contains certain financial covenants including a maximum senior leverage ratio of 3.75x with step-downs to 3.50x, a maximum total leverage ratio of 4.75x with step-downs to 4.50x, and a minimum fixed charge coverage ratio of 1.10x. The weighted average interest rate of the 2018 Second Lien Term Loan was 9.46% at December 31, 2018.

Note Payable – IVG

In September 2018, Turning Point issued a note payable to IVG’s former shareholders (“IVG Note”). The IVG Note is $4.0 million principal with 6.0% interest compounding annually and matures on March 5, 2020. The IVG Note is subject to customary defaults including defaults for nonpayment, nonperformance, any material breach under the purchase agreement, and bankruptcy or insolvency.

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

On February 20, 2018, as partial consideration for an asset purchase of 86 billboard structures located in Georgia and Florida, as well as the ground leases and advertising contracts relating to such billboard structures, we issued a promissory note with a face value of $3.5 million. The promissory note was recorded net of a discount of $0.3 million, representing the difference between the face value and fair value at issuance. A principal payment of $0.9 million on the promissory note was paid on March 1, 2019, with the remaining principal paid down monthly through March 1, 2022. The promissory note has a 5% fixed coupon interest rate and interest is payable monthly after March 1, 2019.

Distribution Agreements

For a description of our material distribution agreements, see “Business—Distribution and Supply Agreements.”

Master Settlement Agreement

On November 23, 1998, the major U.S. cigarette manufacturers, Philip Morris USA, Inc., Brown & Williamson Tobacco Corporation, Lorillard Tobacco Company and R.J. Reynolds Tobacco Company, entered into the MSA with attorneys general representing states that agreed to settle certain recovery actions (the “Settling States”). In order to be in compliance with the MSA and subsequent states’ statutes, Turning Point was required to fund an escrow account with each of the Settling States based on the number of cigarettes or cigarette equivalents (which is measured by pounds of MYO cigarette smoking tobacco) sold in such state. Funding of the escrow deposit by Turning Point in 2018 was less than $0.1 million in respect of sales of smoking products in 2017. Turning Point estimates the total deposits relating to 2018 sales will be less than $0.1 million. Under current MSA legislation, Turning Point will not be required to make escrow deposits after making deposits for 2017 sales as its last remaining product line subject to MSA legislation, MYO cigarette smoking tobacco, was discontinued in the third quarter of 2017. Each year’s deposit will be released from escrow after 25 years. Turning Point is scheduled to begin receiving payments as our escrow deposits are released from escrow beginning in 2024.

The following table summarizes Turning Point’s escrow deposit balances (in thousands) by sales year as of:

	Deposits as of
Sales Year	December 31, 2018	December 31, 2017
1999	$211	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,714	3,714
2005	4,552	4,552
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,619	1,626
2010	406	406
2011	193	193
2012	199	199
2013	173	173
2014	143	143
2015	101	101
2016	91	81
2017	83	70
Total	$32,073	$32,057

Off-balance Sheet Arrangements

During 2018, Turning Point executed various forward contracts, none of which met hedge accounting requirements, for the purchase of €14.5 million with maturity dates ranging from March 2018 to January 2019. During 2017, Turning Point executed no forward contracts. During 2016, we executed various forward contracts, none of which met hedge accounting, for the purchase of €5.6 million with maturity dates from January 26, 2017 to July 17, 2017. At December 31, 2018 and 2017, Turning Point had forward contracts for the purchase of €1.5 million and €0 million, respectively. Turning Point had swap contracts for a total notional amount of $70 million at December 31, 2018. The fair values of the swap contracts are based upon quoted market prices and resulted in a liability of $0.9 million as of December 31, 2018. The fair values of the swap contracts are based upon quoted market prices and resulted in a liability of $0.9 million as of December 31, 2018.

Contractual Obligations

The following table summarizes the Company’s contractual obligations at December 31, 2018 (in thousands):

	Payments due by period

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations, including interest	$284,707	$22,373	$76,265	$145,375	$40,694
Operating lease obligations	9,071	2,462	3,549	421	2,639
Purchase obligations	37,705	37,705	-	-	-
Net assets acquired	$331,483	$62,540	$79,814	$145,796	$43,333

Inflation

We believe any effect of inflation at current levels will be minimal. Historically, Turning Point has been able to increase prices at a rate equal to, or greater than, the rate of inflation and believes it will continue to be able to do so for the foreseeable future. In addition, Turning Point has been able to maintain a relatively stable, variable cost structure for our products due, in part, to its successful procurement activities regarding its tobacco products and, in part, to its existing contractual agreement for the purchase of its premium cigarette papers.

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

Turning Point regularly reviews its foreign currency risk and hedging programs and may as part of that review determine at any time to change its hedging policy. During 2018, Turning Point executed various forward contracts, none of which met hedge accounting requirements, for the purchase of €14.5 million with maturity dates ranging from March 2018 to January 2019. At December 31, 2018, Turning Point had forward contracts for the purchase of €1.5 million. A 10% change in the euro to U.S. dollars exchange rate would change pre-tax income by approximately $1.8 million per year. None of our other subsidiaries have significant exposure to foreign exchange risk.

Credit Risk

At December 31, 2018 and 2017, the Company had bank deposits, including Turning Point’s MSA escrows, in excess of federally insured limits of approximately $15.4 million and $20.4 million, respectively. Turning Point has chosen to invest a portion of the MSA escrows in U.S. Government securities including Treasury Notes and Treasury Bonds.

Turning Point sells its products to distributors, retail establishments, and individual consumers (via online sales from 2016 acquisition VaporBeast, 2017 acquisition Vapor Shark, and 2018 acquisitions Vapor Supply and IVG) throughout the U.S. and also have sales of Zig-Zag® premium cigarette papers in Canada. In 2018, 2017, and 2016, Turning Point had no customers that accounted for more than 10% of its net sales. Turning Point performs periodic credit evaluations of its customers and generally does not require collateral on trade receivables. Historically, Turning Point has not experienced significant losses due to customer credit issues.

Maidstone evaluates the creditworthiness of its counterparties, taking into account credit ratings assigned by independent agencies. The credit approval process involves an assessment of factors, including, among others, the counterparty, country and industry credit exposure limits. Collateral may be required, at the discretion of Maidstone, on certain transactions based on the creditworthiness of the counterparty.

Interest Rate Sensitivity

Turning Point has exposure to interest rate volatility principally relating to interest rate changes applicable to loans under its 2018 Credit Facility. As of December 31, 2018, all of Turning Point’s debt with the exception of the IVG Note Payable bears interest at variable rates. However, Turning Point had swap contracts for a total notional amount of $70 million at December 31, 2018. The fair values of the swap contracts are based upon quoted market prices and resulted in a liability of $0.9 million as of December 31, 2018. Turning Point believes that the effect, if any, of reasonably possible near-term changes in interest rates on the consolidated financial position, results of operations or cash flows would not be significant. A 1% change in the interest rate would change pre-tax income by approximately $1.5 million per year.

SDI also has exposure to interest rate volatility beginning in the first quarter of 2018 as a result of the Crystal Term Loan. The Crystal Term Loan bears interest at variable rates based on a rate equal to the three-month Libor Rate plus 7.25%. A 1% increase in the interest rate would change pre-tax income by approximately $0.2 million per year. We believe the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations, or cash flows would not be significant.

Maidstone’s primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because its investments are primarily in marketable debt securities. Maidstone’s available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio an immediate 10% change in interest rates would not have a material effect on the fair market value of Maidstone’s portfolio.

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements and supplemental quarterly financial data of the Company and its subsidiaries are included as part of this Form 10-K:

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Standard Diversified Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Standard Diversified Inc. and its subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements and Schedule I (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ RSM US LLP

We have served as the Company’s auditor since 2006.

Greensboro, North Carolina
March 11, 2019

Standard Diversified Inc. and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands except share data)

	December 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$21,201	$18,219
Fixed maturities available for sale, at fair value; amortized cost $32,474 in 2018	32,132	-
Equity securities, at fair value; cost: $794 in 2018	693	-
Trade accounts receivable, net of allowances of $42 in 2018 and $17 in 2017	2,901	3,249
Premiums receivable	5,858	-
Inventories	91,237	63,296
Other current assets	15,045	10,851
Property, plant and equipment, net	27,741	9,172
Deferred income taxes	-	450
Deferred financing costs, net	870	630
Intangible assets, net	38,325	26,436
Deferred policy acquisition costs	2,279	-
Goodwill	146,696	134,620
Master Settlement Agreement (MSA) escrow deposits	30,550	30,826
Other assets	6,415	965
Total assets	$421,943	$298,714

LIABILITIES AND EQUITY
Reserves for losses and loss adjustment expenses	$27,330	$-
Unearned premiums	12,707	-
Advance premiums collected	500	-
Accounts payable	9,225	3,686
Accrued liabilities	23,883	20,014
Current portion of long-term debt	9,431	7,850
Revolving credit facility	26,000	8,000
Notes payable and long-term debt	208,616	186,190
Deferred income taxes	2,711	-
Postretirement benefits	3,096	3,962
Asset retirement obligations	2,028	-
Other long-term liabilities	1,687	571
Total liabilities	327,214	230,273

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value; authorized shares 50,000,000; -0- issued and outstanding shares	-	-
Class A common stock, $0.01 par value; authorized shares, 300,000,000; 9,156,293 issued and 9,052,801 outstanding shares at December 31, 2018 and 8,348,373 issued and outstanding at December 31, 2017	91	83
Class B common stock, $0.01 par value; authorized shares, 30,000,000; 7,801,995 and 8,041,525 issued and outstanding shares at December 31, 2018 and December 31, 2017, respectively; convertible into Class A shares on a one-for-one basis	78	81
Additional paid-in capital	81,261	70,813
Class A Treasury stock, 103,492 and 0 common shares at cost at December 31, 2018 and 2017	(1,440)	-
Accumulated other comprehensive loss	(1,683)	(1,558)
Accumulated deficit	(24,613)	(26,982)
Total stockholders’ equity	53,694	42,437
Noncontrolling interests	41,035	26,004
Total equity	94,729	68,441
Total liabilities and equity	$421,943	$298,714

The accompanying notes are an integral part of the consolidated financial statements.

Standard Diversified Inc. and Subsidiaries
Consolidated Statements of Income
(dollars in thousands except share data)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Net sales	$335,128	$285,801	$206,228
Insurance premiums earned	28,648	-	-
Net investment income	851	-	-
Other income	1,158	-	-
Total revenues	365,785	285,801	206,228

Operating costs and expenses:
Cost of sales	192,336	160,835	105,683
Selling, general and administrative expenses	99,479	77,865	56,626
Incurred losses and loss adjustment expenses	25,221	-	-
Other operating expenses	8,631	-	-
Total operating costs and expenses	325,667	238,700	162,309
Operating income	40,118	47,101	43,919

Interest expense	17,237	16,904	26,739
Interest and investment income	(736)	(517)	(886)
Loss on extinguishment of debt	2,384	6,116	2,824
Net periodic benefit expense, excluding service cost	131	180	334
Income before income taxes	21,102	24,418	14,908
Income tax expense (benefit)	6,285	7,280	(12,005)
Net income	14,817	17,138	26,913
Net income attributable to noncontrolling interests	(12,436)	(6,761)	-
Net income attributable to Standard Diversified Inc.	$2,381	$10,377	$26,913

Net income attributable to SDI per Class A and Class B Common Share – Basic	$0.14	$0.49	$1.10
Net income attributable to SDI per Class A and Class B Common Share – Diluted	$0.13	$0.48	$1.05
Weighted Average Class A and Class B Common Shares Outstanding – Basic	16,697,542	21,223,884	24,549,060
Weighted Average Class A and Class B Common Shares Outstanding – Diluted	16,747,585	21,289,466	25,700,615

The accompanying notes are an integral part of the consolidated financial statements.

Standard Diversified Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(dollars in thousands)

	Year Ended December 31,
	2018	2017	2016

Net income	$14,817	$17,138	$26,913

Other comprehensive income:
Amortization of unrealized pension and postretirement losses, net of tax of $435 in 2018, $543 in 2017 and $0 in 2016	1,361	889	413
Unrealized (loss) gain on investments, net of tax of $31 in 2018, $114 in 2017 and $582 in 2016	(607)	187	(950)
Unrealized loss on interest rate swaps, net of tax of $204 in 2018	(682)	-	-
Other comprehensive income	72	1,076	(537)
Comprehensive income	14,889	18,214	26,376
Amounts attributable to noncontrolling interests	(12,645)	(6,761)	-
Comprehensive income attributable to Standard Diversified Inc.	$2,244	$11,453	$26,376

The accompanying notes are an integral part of the consolidated financial statements.

Standard Diversified Inc. and Subsidiaries
Consolidated Statement of Equity
(dollars in thousands)

	Standard Diversified Inc. Shareholders

	Class A Common Shares		Class B Common Shares		Class A Treasury Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total

	Shares	Amount	Shares	Amount	Shares	Amount
Balance January 1, 2016	858,964	$9	842,698	$9	(16,266)	$(555)	$13,237	$(3,512)	$(90,800)	$-	$(81,612)
Unrecognized pension and postretirement cost adjustment	-	-	-	-	-	-	-	413	-	-	413
Unrealized loss on investments, net of tax of $582	-	-	-	-	-	-	-	(950)	-	-	(950)
Turning Point stock compensation expense	-	-	-	-	-	-	117	-	-	-	117
Turning Point restricted stock compensation expense	-	-	-	-	-	-	50	-	-	-	50
Turning Point member unit compensation expense	-	-	-	-	-	-	13	-	-	-	13
Turning Point warrants exercised	-	-	-	-	-	-	4	-	-	-	4
Turning Point stock issued in IPO	-	-	-	-	-	-	53,635	-	-	-	53,635
Turning Point stock issued in exchange for debt	-	-	-	-	-	-	41,293	-	-	-	41,293
Turning Point restricted stock grant, net of forfeitures	-	-	-	-	-	-	259	-	-	-	259
Exercise of Turning Point options	-	-	-	-	-	-	169	-	-	-	169
Redemption of Turning Point options	-	-	-	-	-	-	(85)	-	-	-	(85)
Redemption of Intrepid options by Turning Point	-	-	-	-	-	-	(326)	-	(335)	-	(661)
Redemption of Intrepid warrants by Turning Point	-	-	-	-	-	-	(2,750)	-	(2,750)	-	(5,500)
Net income	-	-	-	-	-	-	-	-	26,913	-	26,913
Balance December 31, 2016	858,964	$9	842,698	$9	(16,266)	$(555)	$105,616	$(4,049)	$(66,972)	$-	$34,058
Vesting of SDI restricted stock	13,700	-	13,700	-	-	-	-	-	-	-	-
Issuance of Class A and Class B Common shares to former holders of Turning Point Brands shares in reverse acquisition	7,335,018	73	7,335,018	73	-	-	16,771	-	-	-	16,917
Allocation of Turning Point Brands equity to noncontrolling interests as part of reverse acquisition	-	-	-	-	-	-	(50,234)	1,788	29,613	18,833	-
Conversion of Class B common stock into Class A common stock	149,891	1	(149,891)	(1)	-	-	-	-	-	-	-
Issuance of Class A common stock in business combination	3,757	-	-	-	-	-	39	-	-	-	39
Issuance of Class A common stock for services performed	3,309	-	-	-	-	-	34	-	-	-	34
Retirement of Class A treasury shares	(16,266)	-	-	-	16,266	555	(555)	-	-	-	-
Unrecognized pension and postretirement cost adjustment, net of tax of $543	-	-	-	-	-	-	-	523	-	366	889
Unrealized gain on investments, net of tax of $114	-	-	-	-	-	-	-	180	-	7	187
SDI stock-based compensation	-	-	-	-	-	-	249	-	-	-	249
Impact of Turning Point equity transactions on APIC and NCI	-	-	-	-	-	-	(547)	-	-	(140)	(687)
Turning Point acquisition of noncontrolling interest	-	-	-	-	-	-	(560)	-	-	560	-
Turning Point distribution to noncontrolling interest	-	-	-	-	-	-	-	-	-	(4)	(4)
Turning Point dividend paid to noncontrolling interests	-	-	-	-	-	-	-	-	-	(379)	(379)
Net income	-	-	-	-	-	-	-	-	10,377	6,761	17,138
Balance December 31, 2017	8,348,373	$83	8,041,525	$81	-	$-	$70,813	$(1,558)	$(26,982)	$26,004	$68,441
Vesting of SDI restricted stock	50,756	-	-	-	-	-	(334)	-	-	-	(334)
Conversion of Class B common stock into Class A common stock	239,530	3	(239,530)	(3)	-	-	-	-	-	-	-
Issuance of Class A common stock in asset purchase	22,727	-	-	-	-	-	250	-	-	-	250
Issuance of Class A common stock under ATM, net of issuance costs	313,082	3	-	-	-	-	4,827	-	-	-	4,830
Issuance of Class A common stock in private placement, net of issuance costs	181,825	2	-	-	-	-	1,978	-	-	-	1,980
Repurchase of SDI common shares	-	-	-	-	(103,492)	(1,440)	-	-	-	-	(1,440)
Unrecognized pension and postretirement cost adjustment, net of tax of $435	-	-	-	-	-	-	-	687	-	674	1,361
Unrealized loss on investments, net of tax of $31	-	-	-	-	-	-	-	(479)	-	(128)	(607)
Unrealized loss on interest rate swaps, net of tax of $204	-	-	-	-	-	-	-	(345)	-	(337)	(682)
SDI stock-based compensation	-	-	-	-	-	-	893	-	-	-	893
Impact of Turning Point equity transactions on APIC and NCI	-	-	-	-	-	-	2,834	-	-	3,995	6,829
Impact of adoption of ASU 2018-02	-	-	-	-	-	-	-	12	(12)	-	-
Turning Point dividend paid to noncontrolling interests	-	-	-	-	-	-	-	-	-	(1,609)	(1,609)
Net income	-	-	-	-	-	-	-	-	2,381	12,436	14,817
Balance December 31, 2018	9,156,293	$91	7,801,995	$78	(103,492)	$(1,440)	$81,261	$(1,683)	$(24,613)	$41,035	$94,729
The accompanying notes are an integral part of the consolidated financial statements.

Standard Diversified Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$14,817	$17,138	$26,913
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	2,384	6,116	2,824
Loss on sale of property, plant and equipment	-	150	-
Depreciation expense	3,355	1,642	1,227
Amortization of deferred financing costs and debt discount	1,433	1,071	2,143
Amortization of other intangible assets	1,281	702	58
Interest incurred but not paid on PIK Toggle Notes	-	-	3,422
Interest incurred but not paid on 7% Senior Notes	-	-	329
Interest paid on PIK Toggle Notes	-	-	(9,893)
Reserve of note receivable	-	-	430
Deferred income taxes	2,565	5,181	(12,719)
Stock-based compensation expense	2,152	969	180
Amortization of bond discount/premium	74	-	-
Changes in operating assets and liabilities:
Accounts receivable	679	(1,068)	2,072
Inventories	(20,650)	495	(12,513)
Other current assets	(4,687)	1,263	1,361
Other assets	-	(336)	(100)
Accounts payable	2,752	(5,702)	3,631
Accrued postretirement liabilities	(97)	(24)	(172)
Accrued expenses and other	(888)	(2,651)	(65)
Premiums receivable	788	-	-
Deferred policy acquisition costs	(2,279)	-	-
Reserves for losses and loss adjustment expenses	(3,341)	-	-
Unearned and advance premiums	(228)	-	-
Net cash provided by operating activities	110	24,946	9,128

Cash flows from investing activities:
Cash and cash equivalents acquired in reverse acquisition	-	20,253	-
Acquisitions, net of cash acquired	(16,243)	(22)	(23,625)
Capital expenditures	(2,564)	(2,021)	(3,207)
Payments for investments	(2,000)	(179)	-
Proceeds from sale and maturity of fixed maturity securities, available-for-sale	6,746	-	-
Payments for purchases of fixed maturity securities, available-for-sale	(13,910)	-	-
Payments for purchases of equity securities	(1,593)	-	-
Restricted cash, MSA escrow deposits	(1,241)	816	(29,056)
Issuance of note receivable	(6,500)	-	-
Repayment of note receivable	6,500	-	-
Net cash (used in) provided by investing activities	(30,805)	18,847	(55,888)

Standard Diversified Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from financing activities:
Proceeds from 2018 first lien term loan	160,000	-	-
Payments of 2018 first lien term loan	(6,000)	-	-
Proceeds from 2018 second lien term loan	40,000	-	-
Proceeds from 2018 revolving credit facility	26,000	-	-
Proceeds from borrowings under SDI term loan	14,039	-	-
Proceeds from (payments of) 2017 revolving credit facility	(8,000)	8,000	-
Proceeds from (payments of) 2017 first lien term loans, net	(140,613)	140,613	-
Proceeds from (payments of) 2017 second lien term loans, net	(55,000)	55,000	-
Payment of financing costs	(3,286)	(4,783)	(450)
Payments of (proceeds from) revolving credit facility, net	-	(15,083)	15,016
Payment of first lien term loan	-	(147,362)	(4,388)
Payment of second lien term loan	-	(60,000)	(20,000)
Payments of Vapor Shark loans	-	(1,867)	-
Prepaid Turning Point Brands equity issuance costs	-	(453)	-
Payment of PIK Toggle Notes	-	-	(24,107)
Payment to terminate acquired capital lease	(170)	-	-
Redemption of subsidiary options by Turning Point Brands	-	-	(661)
Redemption of subsidiary warrants by Turning Point Brands	-	-	(5,500)
Turning Point Brands exercise of stock options	833	1,431	169
Turning Point Brands exercise of warrants	-	-	4
Turning Point Brands redemption of options	(623)	(1,740)	(85)
Turning Point Brands surrender of options	-	(1,000)	-
Proceeds from issuance of SDI stock	6,810	-	-
Proceeds from issuance of Turning Point Brands stock	-	-	55,736
Payments of VaporBeast Note Payable	(2,000)	-	-
Turning Point Brands dividend to noncontrolling interests	(1,137)	(375)	-
Repurchase of SDI common shares	(631)	-	-
Proceeds from release of restricted funds	1,107	-	-
Distribution to noncontrolling interest of Turning Point Brands	-	(4)	-
Net cash provided by (used in) financing activities	31,329	(27,623)	15,734

Net increase (decrease) in cash	634	16,170	(31,026)

Cash, beginning of period
Unrestricted	18,219	2,865	4,835
Restricted	4,704	3,888	32,944
Total cash at beginning of period	22,923	6,753	37,779

Cash, end of period
Unrestricted	21,201	18,219	2,865
Restricted	2,356	4,704	3,888
Total cash at end of period	$23,557	$22,923	$6,753

Standard Diversified Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(dollars in thousands)

	Year Ended December 31,
	2018	2017	2016

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$15,664	$15,828	$34,553
Cash paid during the period for income taxes, net	$3,215	$1,811	$623

Supplemental schedule of noncash investing activities:
Conversion of PIK Toggle Notes to equity	$-	$-	$29,014
Conversion of 7% Senior Notes to equity	$-	$-	$10,074
Issuance of Turning Point Brands restricted stock	$-	$-	$279

Supplemental schedule of noncash financing activities:
SDI shares withheld on restricted stock vesting to cover income taxes	$216	$-	$-
Unsettled SDI share repurchases included in accounts payable	$809	$-	$-
Common stock issued in connection with reverse acquisition	$-	$16,917	$-
Issuance of SDI and Turning Point shares in acquisition	$5,792	$39	$-
Issuance of promissory notes in asset purchases	$8,810	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

Standard Diversified Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in thousands, except where designated and per share data)

Note 1. Organization and Description of Business

The accompanying consolidated financial statements include the results of operations of Standard Diversified Inc. (“SDI”), a holding company, and its subsidiaries (collectively, “the Company”). SDI (f/k/a Standard Diversified Opportunities Inc., Special Diversified Opportunities Inc., and Strategic Diagnostics Inc.) was incorporated in the State of Delaware in 1990, and, until 2013, engaged in bio-services and industrial bio-detection (collectively, the “Life Sciences Business”). On July 12, 2013, SDI sold substantially all of its rights, title and interest in substantially all of its non-cash assets related to the Life Sciences Business and became a “shell company,” as such term is defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended.

On June 1, 2017, SDI consummated a Contribution and Exchange Transaction (the “Contribution and Exchange”) to acquire a 52.1% controlling interest in Turning Point Brands, Inc. (“Turning Point”). The transaction was accounted for as a recapitalization or reverse acquisition. Turning Point was the accounting acquirer for financial reporting purposes, notwithstanding the legal form of the transaction. The primary reason the transaction was treated as a purchase by Turning Point rather than a purchase by SDI was because SDI was a shell company with limited operations and Turning Point’s stockholders gained majority control of the outstanding voting power of the Company’s equity securities through their collective ownership of a majority of the outstanding shares of Company common stock. Consequently, reverse acquisition accounting has been applied to the transaction. Accordingly, the historical financial statements of Turning Point through May 31, 2017 became the Company’s historical financial statements, including the comparative prior periods. These consolidated financial statements include the results of SDI from June 1, 2017, the date the reverse acquisition was consummated. As of December 31, 2018, SDI has a 50.3% ownership interest in Turning Point.

Prior to the consummation of the Contribution and Exchange, SDI amended and restated its certificate of incorporation to provide for, among other things, (i) the reclassification of every 25 shares of its common stock, par value $0.01 per share, into one share of a new class of common stock, par value $0.01 per share, designated as Class A Common Stock (the “Class A Common Stock”) and (ii) the authorization for issuance of an additional class of common stock, par value $0.01 per share, of SDI designated as Class B Common Stock (the “Class B Common Stock”). Prior to the closing of the Contribution and Exchange, SDI declared a dividend of one share of Class B Common Stock for each outstanding share of Class A Common Stock, payable to holders of record of Class A Common Stock on June 2, 2017. The capital structure, including the number and type of shares issued appearing in the consolidated balance sheets for the periods presented, reflects that of the legal parent or accounting acquiree, SDI, including the shares issued to effect the reverse acquisition after the Contribution and Exchange and the capital structure modified by the 1-for-25 exchange ratio of the SDI shares outstanding prior to the consummation of the Contribution and Exchange. There was no change to Turning Point’s historical total stockholders’ equity as a result of the reverse acquisition.

All references in the consolidated financial statements presented herein to the number of shares and per share amounts of common stock have been retroactively restated to reflect the reclassification of common stock, the shares issued in the Contribution and Exchange and the dividend of Class B Common Stock. Refer to Note 3, Acquisitions and Investments, for further information. As a result of the consummation of the Contribution and Exchange, SDI is no longer a shell company.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

SDI is now a holding company and its consolidated financial statements include Turning Point and its consolidated subsidiaries. Turning Point is also a holding company which owns North Atlantic Trading Company, Inc. (“NATC”), and its subsidiaries and Turning Point Brands, LLC (“TPLLC”), and its subsidiaries. Except where the context indicates otherwise, references to Turning Point include Turning Point; NATC and its subsidiaries National Tobacco Company, L.P. (“NTC”), National Tobacco Finance, LLC (“NTFLLC”), North Atlantic Operating Company, Inc. (“NAOC”), North Atlantic Cigarette Company, Inc. (“NACC”), and RBJ Sales, Inc. (“RBJ”); and TPLLC and its subsidiaries Intrepid Brands, LLC (“Intrepid”), Vapor Beast, LLC (“VaporBeast,” f/k/a Smoke Free Technologies, Inc.), Vapor Shark, LLC, and its subsidiaries (collectively, “Vapor Shark,” f/k/a The Hand Media), Vapor Acquisitions Company, LLC (“Vapor Supply”), Vapor Finance, LLC (“VFIN”), and International Vapor Group, LLC and its subsidiaries (collectively, “IVG”). On January 15, 2019, Turning Point announced the formation of Nu-X Ventures, LLC (“Nu-X”), a subsidiary of TPLLC.

Turning Point is a leading, independent provider of Other Tobacco Products (“OTP”) in the U.S and was the 6th largest competitor in terms of total OTP consumer units sold during 2018. Turning Point sells a wide range of products across the OTP spectrum; however, it does not sell cigarettes. Turning Point’s portfolio of brands includes some of the most widely recognized names in the OTP industry, such as Zig-Zag®, Beech-Nut®, Stoker’s®, Trophy®, VaporBeast®, Vapor Shark®, and VaporFi®. Turning Point currently ships to approximately 800 distributors with an additional 100 secondary, indirect wholesalers in the U.S. that carry and sell our products.

Pillar General, a wholly-owned subsidiary of the Company, owns 100% of Interboro Holdings which is a holding company and includes the accounts of its wholly-owned subsidiaries (collectively, “Interboro”) which consist of Interboro Management, Inc. (“Interboro Management”), Maidstone, formerly known as AutoOne Insurance Company (“AOIC”) and AIM Insurance Agency Inc. (“AIM”). Maidstone is domiciled in the State of New York and is a property and casualty insurance company which provides automobile insurance and was acquired by the Company on January 2, 2018.

Standard Outdoor LLC, a wholly-owned subsidiary of the Company, and its subsidiaries (collectively, “Standard Outdoor”), consists of Standard Outdoor Southeast I LLC, Standard Outdoor Southeast II LLC and Standard Outdoor Southwest LLC. Standard Outdoor is an out-of-home advertising business with billboard structures located in Texas, Alabama, Georgia and Florida.

The consolidated financial statements include the accounts of the Company, its subsidiaries, all of which are wholly-owned, and the results of Vapor Shark from April 1, 2017, through June 30, 2017. All significant intercompany transactions have been eliminated. Vapor Shark was a variable interest entity (“VIE”) for which Turning Point was considered the primary beneficiary due to an April 2017 management agreement in which Turning Point was granted the right to purchase equity of Vapor Shark. Turning Point did not own Vapor Shark during the second quarter of 2017; however, Vapor Shark’s financial results are included in the Company’s consolidated results as a VIE. On June 30, 2017, Turning Point exercised a warrant to purchase all of the issued and outstanding equity of Vapor Shark. Beginning June 30, 2017, Vapor Shark became a wholly owned subsidiary of Turning Point.

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

Certain prior years’ amounts have been reclassified to conform to the current year’s presentation. The changes did not have an impact on the Company’s consolidated results of operations or cash flows in any of the periods presented.

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

SDI acquired a 52.1% interest in Turning Point on June 1, 2017 through a reverse acquisition as described in Note 1. Amounts pertaining to the noncontrolling ownership interest held by third parties in the financial position and operating results of the Company are reported as noncontrolling interests in the accompanying consolidated financial statements. As of December 31, 2018, SDI has an ownership interest of 50.3% in Turning Point.

Revenue Recognition

Turning Point: Turning Point adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP, on January 1, 2018. Turning Point recognizes revenues, net of sales incentives and sales returns, including shipping and handling charges billed to customers, upon delivery of goods to the customer—at which time Turning Point’s performance obligation is satisfied—at an amount that Turning Point expects to be entitled to in exchange for those goods in accordance with the five-step analysis outlined in Topic 606: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied.

A further requirement of ASU 2014-09 is for entities to disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Turning Point’s management views business performance through segments that closely resemble the performance of major product lines. Thus, the primary, and most useful, disaggregation of Turning Point’s contract revenue for the decision-making purposes is the disaggregation by segment which can be found in Note 23. Segment Information. An additional disaggregation of contract revenue by sales channel can also be found within Note 23. Segment Information.

Standard Outdoor: The Company’s out-of-home advertising revenues are primarily derived from providing advertising space to customers on its physical billboards or other outdoor structures. Standard Outdoor generally (i) owns the physical structures on which it displays advertising copy for customers, (ii) holds the legal permits to display advertising thereon, and (iii) leases the underlying sites. Billboard display revenues are currently recognized under ASC 840, the lease accounting standard, as rental income on a straight-line basis over the customer lease term.

Maidstone: Maidstone recognizes revenues from insurance contracts, including premiums and fees, under the guidance in ASC 944, Financial Services-Insurance Premiums. Maidstone’s premiums, which are recorded at the policy inception, are earned pro rata over the period for which the coverage is provided, generally six months for auto policies. Unearned premiums represent the portion of premiums written that are applicable to the unexpired terms of policies in force. Premiums ceded to other companies pursuant to reinsurance agreements have been reported as a reduction to premiums earned. Take-out fees are received by Maidstone in the form of credits when it writes business from the state assigned pool. These credits can be used by Maidstone to reduce the amount of business it writes from the assigned pool in the future or they can be sold to third-party insurance companies for them to reduce their exposure to the assigned risk pool. Maidstone collects other miscellaneous fees such as installment and late fees. Broker fee income is received from non-affiliated insurance companies for which Maidstone’s management acts as an agent to sell their state mandated obligations for assigned risks. These fees are shown as other income in the consolidated statements of income.

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

Shipping Costs

The Company records shipping costs incurred as a component of selling, general and administrative expenses. Shipping costs incurred were approximately $15.1 million, $10.4 million and $6.5 million in 2018, 2017 and 2016, respectively.

Research and Development and Quality Assurance Costs

Research and development and quality assurance costs are expensed as incurred. These expenses, classified as selling, general and administrative expenses, were approximately $2.5 million, $2.3 million and $2.0 million in 2018, 2017 and 2016, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for approximately 49.1% of the inventories and first-in, first-out (“FIFO”) for the remaining inventories. Leaf tobacco is presented in current assets in accordance with standard industry practice, notwithstanding the fact that such tobaccos are carried longer than one year for the purpose of curing.

Property, Plant and Equipment:

Property, plant and equipment are stated at cost less accumulated depreciation and impairment. Depreciation is provided using the straight-line method over the lesser of the estimated useful lives of the assets or the life of the leases for leasehold improvements (4 to 7 years for machinery, equipment and furniture, 10 to 15 years for leasehold improvements, 15 years for billboards and up to 15 years for buildings and building improvements). Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and improvements are capitalized and depreciated over their estimated useful lives. Upon disposition of fixed assets, the costs and related accumulated depreciation amounts are relieved. Any resulting gain or loss is reflected in operations during the period of disposition.

Long-lived assets are reviewed for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Goodwill and Other Intangible Assets:

The Company follows the provisions of ASC 350, Intangibles – Goodwill and Other in accounting for goodwill and other intangible assets. Goodwill and indefinite-lived intangible assets are reviewed for impairment annually on December 31, or more frequently if certain indicators are present, in accordance with ASC 350-20-35 and ASC 350-30-35, respectively. If the carrying value of the goodwill or indefinite-life intangible asset exceeds its fair value, determined using the discounted cash flows method and the relief-from-royalty method, respectively, the goodwill or intangible asset is considered impaired. The carrying value of the goodwill or indefinite-life intangible asset would then be reduced to fair value. For goodwill, the determination of a reporting unit’s fair value involves, among other things, the Company’s market capitalization and application of the income approach, which includes developing forecasts of future cash flows and determining an appropriate discount rate.

Based on the Company’s annual goodwill impairment testing, the estimated fair values of each of the Turning Point reporting units were substantially in excess of the respective carrying values at December 31, 2018. The Company had no such impairment of goodwill or other intangible assets during the year ended December 31, 2018. Refer to Note 10 of Notes to Consolidated Financial Statements for further details regarding the Company’s goodwill and other intangible assets as of December 31, 2018.

The Company performed a qualitative assessment related to the goodwill at its insurance subsidiary, which was acquired on January 2, 2018. The Company recorded no impairment of goodwill or other intangible assets during the year ended December 31, 2018.

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

Advertising and Promotion

Advertising and promotion costs, including point of sale materials, are expensed as incurred and amounted to $5.6 million, $3.4 million and $3.9 million for the years ending December 31, 2018, 2017 and 2016, respectively.

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

Master Settlement Agreement (MSA): Forty-six states, certain U.S. territories, and the District of Columbia are parties to the Master Settlement Agreement (“MSA”) and the Smokeless Tobacco Master Settlement Agreement (“STMSA”). To the Company’s knowledge, signatories to the MSA include 49 cigarette manufacturers and/or distributors. The only signatory to the STMSA is US Smokeless Tobacco Company. In the Company’s opinion, the fundamental basis for each agreement is the states’ consents to withdraw all claims for monetary, equitable, and injunctive relief against certain tobacco products manufacturers and others and, in return, the signatories have agreed to certain marketing restrictions and regulations as well as certain payment obligations.

Pursuant to the MSA and subsequent states’ statutes, a “cigarette manufacturer” (which is defined to also include MYO cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding, and maintaining an escrow account, with sub-accounts on behalf of each settling state. The STMSA has no similar provisions. The MSA escrow accounts are governed by states’ statutes that expressly give the manufacturers the option of opening, funding, and maintaining an escrow account in lieu of becoming a signatory to the MSA. The statutes require companies who are not signatories to the MSA to deposit, on an annual basis, into qualified banks, escrow funds based on the number of cigarettes or cigarette equivalents, i.e., the pounds of MYO tobacco, sold. The purpose of these statutes is expressly stated to be to eliminate the cost disadvantage the settling manufacturers have as a result of entering into the MSA. Such companies are entitled to direct the investment of the escrowed funds and withdraw any appreciation, but cannot withdraw the principal for twenty-five years from the year of each annual deposit, except to withdraw funds deposited pursuant to an individual state’s escrow statute to pay a final judgment to that state’s plaintiffs in the event of such a final judgment against the company. Either option – becoming an MSA signatory or establishing an escrow account – is permissible.

The Company chose to open and fund an MSA escrow account as its means of compliance. It is management’s opinion, due to the possibility of future federal or state regulations, though none have to date been enacted, that entering into one or both of the settlement agreements or establishing and maintaining an escrow account would not necessarily prevent future regulations from having a material adverse effect on the results of operations, financial position, and cash flows of the Company.

Various states have enacted or proposed complementary legislation intended to curb the activity of certain manufacturers and importers of cigarettes that are selling into MSA states without signing the MSA or who have failed to properly establish and fund a qualifying escrow account. To the best of the Company’s knowledge, no such statute has been enacted which could inadvertently and negatively impact the Company, which has been, and is currently, fully compliant with all applicable laws, regulations, and statutes. However, there can be no assurance that the enactment of any such complementary legislation in the future will not have a material adverse effect on the results of operations, financial position, or cash flows of the Company.

Pursuant to the MSA escrow account statutes, in order to be compliant with the MSA escrow requirements, companies selling products covered by the MSA are required to deposit such funds for each calendar year into a qualifying escrow account by April 15 of the following year. At December 31, 2018, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $30.6 million. Inputs to the valuation methodology of the MSA escrow deposits are unadjusted quoted prices for identical assets or liabilities in active markets at the measurement date. During 2018, less than $0.1 million relating to 2017 sales was deposited into this qualifying escrow account. The investment vehicles available to the Company are specified in the state escrow agreements and are limited to low-risk government securities.

Effective April 1, 2009, the federal excise tax on MYO products was increased from $1.0969 per pound to $24.78 per pound of tobacco. With this significant increase in the federal excise tax, the Company discontinued its generic category of MYO. The Company’s Zig-Zag branded MYO cigarette smoking tobacco line was discontinued in the third quarter of 2017. Thus, pending a change in MSA legislation, the Company has no remaining product lines covered by the MSA and will not be required to make future escrow deposits.

The Company has chosen to invest a portion of the MSA escrow in U.S. Government securities including TIPS, Treasury Notes, and Treasury Bonds. These investments are classified as available-for-sale and carried at fair value. Realized losses are prohibited under the MSA; thus, any investment in an unrealized loss position will be held until the value is recovered, or until maturity. The following shows the fair value of the MSA escrow account as of December 31, 2018:

	December 31,
	2018				2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents	$2,361	$-	$-	$2,361	$3,602	$-	$3,602
Fair value level 2: U.S. Governmental agency obligations (unrealized gain position < 12 months)	1,193	9	-	1,202	-	-	-
Fair value level 2: U.S. Governmental agency obligations (unrealized loss position < 12 months)	1,000	-	(3)	997	722	(17)	705
Fair value level 2: U.S. Governmental agency obligations (unrealized loss position > 12 months)	27,519	-	(1,529)	25,990	27,733	(1,214)	26,519
	$32,073	$9	$(1,532)	$30,550	$32,057	$(1,231)	$30,826

The following schedule shows the maturities of the U.S. Governmental agency obligations:

	December 31,
	2018	2017
Less than one year	$1,499	$-
One to five years	13,591	7,114
five to ten years	11,152	17,662
Greater than ten years	3,470	3,679
Total U.S. Governmental agency obligations	$29,712	$28,455

The following shows the amount of deposits by sales year for the MSA escrow account:

	Deposits as of
Sales Year	December 31, 2018	December 31, 2017
1999	$211	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,714	3,714
2005	4,552	4,552
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,619	1,626
2010	406	406
2011	193	193
2012	199	199
2013	173	173
2014	143	143
2015	101	101
2016	91	81
2017	83	70
Total	$32,073	$32,057

Tobacco products, cigarette papers and cigarette tubes are subject to federal excise taxes. The following table outlines the federal excise tax rate by product category effective as of April 1, 2009:

Product Category	Cigarette and Tobacco Rates effective April 1, 2009
Cigarettes	$1.0066 per pack
Large Cigars	52.75% of manufacturer’s price; cap of $0.4026 per cigar
Little Cigars	$1.0066 per pack
Pipe Tobacco (including Shisha)	$2.8311 per pound
Chewing Tobacco	$0.5033 per pound
Snuff	$1.51 per pound
RYO/MYO and Cigar Wrappers	$24.78 per pound
Cigarette Papers	$0.0315 per 50 papers
Cigarette Tubes	$0.063 per 50 tubes

Any future enactment of increases in federal excise taxes on the Company’s products could have a material adverse effect on the results of operations or financial condition of the Company. The Company is unable to predict the likelihood of passage of future increases in federal excise taxes. As of December 31, 2018, federal excise taxes are not assessed on e-cigarettes and related products.

As of December 31, 2018, California, Delaware, the District of Columbia, Kansas, Louisiana, Minnesota, New Jersey, North Carolina, Pennsylvania, and West Virginia have an excise tax on e-cigarettes. In addition, there are several local taxing jurisdictions with an excise tax on e-cigarettes. Several states have also implemented additional measures on e-cigarettes, such as licensing requirements.

Food and Drug Administration (“FDA”): On June 22, 2009, the Family Smoking Prevention and Tobacco Control Act (“FSPTCA”) authorized the Food and Drug Administration (“FDA”) to immediately regulate the manufacture, sale, and marketing of four categories of tobacco products – cigarettes, cigarette tobacco, roll-your-own tobacco, and smokeless tobacco. On August 8, 2016, the FDA deeming regulation became effective. The deeming regulation gave the FDA the authority to additionally regulate cigars, pipe tobacco, e-cigarettes, vaporizers, and e-liquids as “deemed” tobacco products under the FSPTCA.

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

On July 28, 2017, the FDA announced a new direction in regulating tobacco products, including the newly “deemed” markets such as cigars and vapor products. The FDA stated it intends to begin several new rulemaking processes, some of which will outline foundational rules governing the premarket application process for the deemed products, including Substantial Equivalence Applications and Premarket Tobacco Applications. Compliance and related costs could be significant and could increase the costs of operating in our NewGen segment. The original filing deadlines for newly “deemed” products on the market as of August 8, 2016, have been postponed until August 8, 2021, for “combustible” products (e.g., cigar and pipe) and August 8, 2022, for “non-combustible” products (e.g., vapor products). No other filing deadlines were altered. The FDA also acknowledged a “continuum of risk” among tobacco products (i.e., certain tobacco products pose a greater risk to individual and public health than others), that it intends to seek public comment on the role flavors play in attracting youth and the role flavors may play in helping some smokers switch to potentially less harmful forms of nicotine delivery, and that it would be increasing its focus on the regulation of cigarette products. FDA has since initiated rule-making processes in a number of areas, including whether and how to regulate flavored tobacco products, such as cigars and e-cigarettes. Additionally, FDA has taken several enforcement actions against companies it alleges are utilizing inappropriate marketing or selling misbranded products.

Consumer Product Safety Commission (“CPSC”): On July 26, 2016, the CPSC began requiring that e-liquid containers be packaged in child-resistant packaging, as outlined in the Poison Prevention Packaging Act. The Company is not able to predict whether additional packaging requirements will be necessary for our e-liquid products in the future.

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

Equity Securities

Unrealized holding gains and losses on equity securities are recorded in the statements of income. The Company had net unrealized holding losses on equity securities of $0.1 million, which were included in net investment income on the Company’s consolidated statements of income for the year ended December 31, 2018.

Deferred Policy Acquisition Costs (“DAC”)

Policy acquisition costs, which vary with and are directly related to the production of successful new business, are deferred. The costs deferred consist principally of commissions and policy issuance costs and are amortized into expense as the related premiums are earned.

DAC asset at January 2, 2018	$-
Deferred expenses	5,097
Amortized expenses	(2,818)
DAC asset at December 31, 2018	$2,279

The Company, utilizing assumptions for future expected claims, premium rate increases and interest rates, reviews the recoverability of its DAC on a periodic basis. If the Company determines that the future gross profits of its in-force policies are not sufficient to recover its DAC, the Company recognizes a premium deficiency by charging any unamortized DAC to expense to the extent required in order to eliminate the deficiency. If the premium deficiency exceeds the unamortized DAC, then a liability is accrued for the excess deficiency. The Company anticipates investment income as a factor in its premium deficiency reserve calculation.

Premium Receivable

Premiums and agents’ balances in the course of collection are reported at the amount management expects to collect from outstanding balances. Past due amounts are determined based on contractual terms. Maidstone provides an allowance for doubtful accounts based upon review of outstanding receivables and historical collection information Maidstone recorded an allowance for doubtful accounts of less than $0.1 million as of December 31, 2018.

Investment Income Due and Accrued

Investment income consists of interest, which is recognized on an accrual basis. Due and accrued income is not recorded on fixed maturity securities in default and on delinquent fixed maturities where collection of interest is improbable. As of December 31, 2018, no investment income amounts were excluded from the Company balances.

Incurred Losses and Loss Adjustment Expenses

Incurred losses and loss adjustment expenses (“LAE”) are charged to operations as incurred. The liability for losses and LAE is based upon individual case estimates for reported claims and a factor for incurred but not reported (“IBNR”) claims. Losses, LAE and related liabilities are reported net of estimated salvage and subrogation. Inherent in the estimate of ultimate losses and LAE are expected trends in claim severity and frequency and other factors which may vary significantly as claims are settled; however, management believes that its aggregate provision for losses and LAE at December 31, 2018 is reasonable and adequate to meet the ultimate net cost of covered losses, but such provision is necessarily based on estimates and the ultimate net cost may vary significantly from such estimates. As adjustments to these estimates become necessary, such adjustments are reflected in current operations.

Insurance Company Assessments

Assessments from various state insurance departments are incurred by the insurance company in the normal course of business. Assessments based upon premium volumes are accrued during the year while non-premium assessments are expensed in the period they are reported to the insurance company. There were no significant assessments incurred during the year ended December 31, 2018.

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

Amounts recoverable from reinsurers are estimated and recognized in a manner consistent with the claims liabilities arising from reinsured policies and incurred but not reported losses. In entering into reinsurance agreements, management considers a variety of factors including the creditworthiness of reinsurers. In preparing consolidated financial statements, management makes estimates of amounts recoverable from reinsurers, which include consideration of amounts, if any, estimated to be uncollectible. As of December 31, 2018, no amounts were deemed to be uncollectible from reinsurers.

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

Income tax policy

The Company records the effects of income taxes under the liability method in which deferred income tax assets and liabilities are recognized based on the difference between the financial and tax basis of assets and liabilities using the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company assesses its ability to realize future benefits of deferred tax assets by determining if they meet the “more likely than not” criteria in ASC 740, Income Taxes. If the Company determines that future benefits do not meet the “more likely than not” criteria, a valuation allowance is recorded.

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

Concentrations of Credit Risk

At December 31, 2018 and 2017, the Company had bank deposits, including MSA escrow accounts, in excess of federally insured limits of approximately $15.4 million and $20.4 million, respectively. During 2016, Turning Point began to invest a portion of its MSA escrow accounts into U.S. Government securities including TIPS, Treasury Notes and Treasury Bonds.

The Company sells its products to distributors, retail establishments and customers throughout the United States and also sells Zig-Zag® premium cigarette papers in Canada. The Company had no customers that accounted for more than 10% of gross, annual sales for 2018, 2017, or 2016. The Company performs periodic credit evaluations of its customers and generally does not require collateral on trade receivables. Historically, the Company has not experienced significant credit losses.

Accounts Receivable

Accounts receivable are recognized at their net realizable value. All accounts receivable are trade related, recorded at the invoiced amount, and do not bear interest. The Company maintains allowances for doubtful accounts receivable for estimated uncollectible invoices resulting from a customer’s inability to pay (bankruptcy, out of business, etc., i.e. “bad debt” which results in write-offs). The activity of allowance for doubtful accounts during 2018 and 2017 is as follows:

	2018	2017
Balance at beginning of period	$17	$35
Additions to allowance account during period	25	46
Deductions of allowance account during period	-	(64)
Balance at end of period	$42	$17

Recent Accounting Pronouncements Adopted

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP, in the first quarter of 2018 using the modified retrospective method. This ASU requires the recognition of revenue to depict the transfer of goods to customers at an amount that the Company expects to be entitled to in exchange for those goods in accordance with the following five-step analysis: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The adoption of this ASU had no effect on the timing or amount of revenue recognition, or on net income.

The Company adopted ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, on January 1, 2018 on a prospective basis. The amendments in this Update allow a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (“TCJA”). Consequently, the amendments eliminate the stranded tax effects resulting from the TCJA and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the TCJA, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this Update also require certain disclosures about stranded tax effects. The adoption of this ASU resulted in a reclassification of stranded tax effects related to the TCJA from accumulated other comprehensive income to accumulated deficit of less than $0.1 million during the first quarter of 2018.

The Company adopted ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, in the first quarter of 2018 using the full retrospective method. This ASU requires an entity to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The adoption of this ASU resulted in a reclassification of $0.2 million and $0.3 million from cost of sales and selling, general, and administrative expenses to net periodic benefit (income) expense, excluding service cost, for the years ended December 31, 2017 and 2016, respectively.

The Company adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, in the first quarter of 2018 using the full retrospective method. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result of this ASU the Company’s statements of cash flows include changes in restricted cash, such as changes in the portion of the MSA escrow deposits held in cash.

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

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases. ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less for which there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities and should recognize lease expense for such leases generally on a straight-line basis over the lease term. Certain qualitative disclosures along with specific quantitative disclosures will be required, so that users are able to understand more about the nature of an entity’s leasing activities. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. This ASU allows entities to not recast comparative periods in transition to ASC 842 and instead report the comparative periods presented in the period of adoption under ASC 840. The ASU also includes a practical expedient for lessors to not separate the lease and non-lease components of a contract. The amendments in this ASU are effective in the same time-frame as ASU 2016-02 as discussed above. The Company will apply the revised lease rules for its interim and annual reporting periods beginning January 1, 2019, using a modified retrospective approach, including adopting several optional practical expedients. Generally, the Company is the lessee under various agreements for real estate and vehicles that are currently accounted for as operating leases. As a result, existing and newly qualifying operating leases under these new rules will increase reported assets and liabilities. The expected amount of right of use assets and lease liabilities to be recorded upon adoption is less than 5% of total assets.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, that changes the impairment model for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. Entities will apply the standard’s provisions as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The guidance is effective for the Company for interim and annual periods beginning after December 15, 2019. The Company is currently evaluating the effect the adoption of this standard will have on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, intended to reduce cost and complexity and to improve financial reporting for nonemployee share-based payments. Currently, the accounting requirements for nonemployee and employee share-based payment transactions are significantly different. This ASU expands the scope of Topic 718, Compensation-Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, Equity-Based Payments to Nonemployees. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company does not expect the adoption of ASU 2018-07 will have a material impact on its consolidated financial statements.

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

Note 3. Acquisitions and Investments

Acquisitions by SDI

Maidstone acquisition

On January 2, 2018, the Company acquired all the outstanding capital stock of Interboro for cash consideration of $2.5 million. Under the name Maidstone Insurance Company, Maidstone offers personal automobile insurance, primarily in the state of New York.

The transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the tangible and identifiable intangible assets acquired and liabilities assumed were recorded at fair value as of the date of acquisition. During the fourth quarter of 2018, the Company finalized its purchase price allocation. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

	At January 2, 2018 as reported	Adjustments	At January 2, 2018 as adjusted
	(preliminary)		(final)
Fixed maturities available for sale	$25,386	$-	$25,386
Cash and cash equivalents	12,795	-	12,795
Investment income due and accrued	203	-	203
Premiums receivable	7,158	-	7,158
Property, plant and equipment	408	-	408
Intangible assets	2,100	-	2,100
Other assets	615	-	615
Reserves for losses and loss adjustment expenses	(29,366)	(1,306)	(30,672)
Unearned premiums	(12,784)	-	(12,784)
Advance premium collected	(651)	-	(651)
Deferred tax liability	(420)	-	(420)
Other liabilities	(3,230)	835	(2,395)
Total net assets acquired	2,214	(471)	1,743
Consideration exchanged	2,500	-	2,500
Goodwill	$286	$471	$757

Standard Outdoor

On January 18, 2018, the Company, through Standard Outdoor, completed an asset acquisition consisting of 83 billboard structures located in Alabama, as well as the ground leases and advertising contracts relating to such billboard structures for consideration with a fair value of approximately $9.7 million, of which $4.0 million was paid in cash and the remainder is payable under a promissory note with a face value of $6.5 million, net of a fair value discount of $0.9 million. A principal payment of $1.0 million on the promissory note is payable January 1 of each year, beginning January 1, 2020 and ending January 1, 2022, with a $3.5 million final principal payment on January 1, 2023. The promissory note has a 5% fixed interest rate and interest is payable quarterly. The purchase price was primarily attributed to property, plant and equipment consisting of the billboard structures. In conjunction with the asset acquisition, the Company established an asset retirement obligation of $1.0 million.

On February 20, 2018, the Company, through Standard Outdoor, completed an asset acquisition consisting of 86 billboard structures located in Georgia and Florida, as well as the ground leases and advertising contracts relating to such billboard structures for consideration with a fair value of approximately $6.8 million, of which $3.2 million was paid in cash, $0.2 million was paid with the Company’s Class A common shares and the remainder is payable under a promissory note with a face value of $3.5 million, net of a fair value discount of $0.3 million. A principal payment of $0.9 million on the promissory note is payable March 1, 2019, with the remaining principal paid down monthly through March 1, 2022. The promissory note has a 5% fixed interest rate and interest is payable monthly starting March 1, 2019. The purchase price was primarily attributed to property, plant and equipment consisting of the billboard structures. In conjunction with the asset acquisition, the Company established an asset retirement obligation of $1.0 million.

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

On June 1, 2017, at the consummation of the Contribution and Exchange, the SG Parties contributed to SDI 9,842,373 shares of Turning Point Common Stock, representing a 52.1% ownership interest of Turning Point in exchange for 7,335,018 shares of Class A Common Stock of SDI, based on the exchange ratio described above. Immediately after the consummation of the Contribution and Exchange, SDI distributed a dividend of 7,335,018 shares of Class B Common Stock to the SG Parties. As of December 31, 2018, SDI had an ownership interest of 50.3 % in Turning Point.

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

Acquisitions by Turning Point

IVG

In September 2018, Turning Point acquired 100% of the equity interest of IVG for total consideration of $23.8 million satisfied through $14.5 million paid in cash, 153,079 shares of common stock with a fair value of $5.3 million, and a $4.0 million note payable to IVG’s shareholders (“IVG Note”) which matures 18 months from the acquisition date. All principal and accrued and unpaid interest under the IVG Note is subject to indemnification obligations of the sellers pursuant to the International Vapor Group Stock Purchase Agreement dated as of September 5, 2018. The arrangement includes an additional $4.5 million of earnouts with both performance-based and service-based conditions payable to former IVG owners who became employees of Turning Point as a result of the acquisition. Such amounts will be considered compensation and are not a component of the IVG purchase price. The portion of earnout payments a recipient will receive will be calculated by reference to certain performance metrics not to exceed a two-year period as specified within the acquisition agreement. Turning Point recorded earnout expense of approximately $1.5 million within selling, general, and administrative expenses in the consolidated statement of income for the year ended December 31, 2018, based on the probability of achieving the performance conditions.

IVG markets and sells a broad array of proprietary and third-party vapor products directly to adult consumers through an online platform under brand names such as VaporFi, South Beach Smoke, and Direct-Vapor. IVG operates company-owned stores under the VaporFi brand and also operates as a franchisor to franchisee-owned stores. The acquisition of IVG adds a significant business-to-consumer distribution platform to Turning Point’s NewGen portfolio. As of December 31, 2018, Turning Point had not completed the accounting for the acquisition. The estimated goodwill recorded is based on the excess consideration transferred over the estimated fair value of the tangible and intangible assets acquired and liabilities assumed and is based on management’s preliminary estimates.

As of December 31, 2018 (preliminary)
Total consideration transferred	$24,292
Adjustments to consideration:
Cash aquired, net of debt assumed	(221)
Working capital	(245)
Adjusted consideration transferred	23,826

Assets acquired:
Working capital (primarily inventory)	3,331
Fixed assets	1,296
Intangible assets	7,880
Net assets acquired	12,507

Goodwill	$11,319

The goodwill of $11.3 million consists of the synergies and scale expected from combining the operations and is currently deductible for tax purposes.

Vapor Supply

On April 30, 2018, Turning Point purchased the assets of Vapor Supply LLC, vaporsupply.com, and some of its affiliates including the Ecig.com domain through its subsidiary Vapor Acquisitions Company, LLC, for total consideration of $4.8 million paid in cash to strengthen its presence within the NewGen segment. Vapor Supply is a business-to-business e-commerce distribution platform servicing independent retail vape shops. Additionally, Vapor Supply manufactures and markets proprietary e-liquids under the DripCo brand and operates company-owned stores. As of December 31, 2018, Turning Point had not completed the accounting for the acquisition of these assets. The following fair values for working capital (primarily inventory), fixed assets, and trade name are based upon management’s preliminary estimates:

Fair Value
Working capital	$2,500
Fixed assets	272
Trade name	2,028
Total consideration transferred	$4,800

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

          As a result of the management agreement, Vapor Shark became a VIE. Turning Point determined that it was the primary beneficiary and consolidated Vapor Shark as of April 1, 2017. Since Vapor Shark is a business, the Company accounted for the consolidation of the VIE as if it were an acquisition and recorded the assets and liabilities at fair value. Turning Point exercised its warrant on June 30, 2017, and obtained 100% ownership of Vapor Shark as of that date for a nominal purchase price. There was no goodwill assigned as a result of the transaction. Turning Point acquired $3.9 million in assets and assumed $3.9 million in liabilities, which included a liability of $0.6 million relating to the option provided to Vapor Shark’s former sole shareholder to purchase the Vapor Shark branded retail stores it owns.

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

Pro Forma Information – Maidstone, IVG and Vapor Supply

The following table presents unaudited pro forma information as if the acquisitions of IVG, Vapor Supply and Maidstone, had occurred on January 1, 2017. The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the unaudited proforma information does not reflect management’s estimate of any revenue-enhancing opportunities or anticipated cost savings as a result of the integration and consolidation of the acquisition. Amortization of intangibles, interest on debt, and income tax adjustments are included in the numbers below.

The operating results of IVG and Vapor Supply have been included in these consolidated financial statements since their acquisition dates and include net sales of $23.9 million, loss before income taxes of $0.9 million and net loss of $0.7 million for the year ended December 31, 2018. The operating results of Maidstone have also been included in these consolidated financial statements since its acquisition date on January 2, 2018 and include net revenues of $30.7 million and net loss of $3.2 million for the year ended December 31, 2018.

The following shows pro forma amounts for the years ended December 31, 2018 and 2017. These amounts do not include adjustments for amounts attributable to noncontrolling interests.

	Unaudited Pro Forma Consolidated For the year ended December 31,
	2018	2017
Net sales	$409,072	$396,909
Income before income taxes	23,200	21,221
Net income	16,497	14,451

Investments

In November 2018, Turning Point paid $2.0 million to acquire a minority ownership position (19.99%) in Canadian American Standard Hemp (“CASH”). CASH is headquartered in Warwick, Rhode Island, and manufactures cannabidiol isolate (“CBD”) developed through highly efficient and proprietary processes. The investment in CASH positions Turning Point to participate in the market for hemp-derived products.

In December 2018, Turning Point acquired a minority ownership position in General Wireless Operations, Inc. (d/b/a RadioShack; “RadioShack”) from an affiliate of Standard General LP for $0.4 million. Standard General LP has a controlling interest in Turning Point and the Company and qualifies as a related party. Turning Point will work together with RadioShack on product development and sourcing teams in China. Furthermore, Turning Point purchased $1.1 million of finished goods inventory from RadioShack during 2018, none of which was outstanding at December 31, 2018.

Both investments are presented as assets within the other assets line of the December 31, 2018, Consolidated Balance Sheet.

Note 4. Foreign Exchange Contracts

The Company’s policy is to manage the risks associated with foreign exchange rate movements. The policy allows hedging up to 100% of its anticipated purchases of inventory over a forward period that will not exceed 12 rolling and consecutive months. The Company may, from time to time, hedge currency for non-inventory purchases, e.g., production equipment, not to exceed 90% of the purchase price. During 2018 the Company executed various forward contracts, none of which met hedge accounting requirements, for the purchase of €14.5 million with maturity dates ranging from March 2018 to January 2019. During 2017, the Company executed no forward contracts. At December 31, 2018 and 2017, the Company had forward contracts for the purchase of €1.5 million and €0 million, respectively.

Note 5. Investments

Debt Securities

The Company currently classifies all of its investments in fixed maturity debt securities held by Maidstone as available-for-sale and, accordingly, they are carried at estimated fair value. The amortized cost, gross unrealized gains and losses, and fair value of investments in fixed maturity securities at December 31, 2018 are as follows:

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and U.S Government	$4,338	$-	$(34)	$4,304
U.S. Tax-exempt municipal	4,645	4	(25)	4,624
Corporate	14,858	16	(193)	14,681
Mortgage and asset-backed securities	8,633	10	(120)	8,523
Total Fixed Maturity Securities	$32,474	$30	$(372)	$32,132

Amortized cost and fair value of fixed maturity securities at December 31, 2018 by contractual maturity are shown below. The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2018
	Amortized Cost	Fair Value
Due in one year or less	$748	$745
Due after one year through five years	13,719	13,600
Due after five years through ten years	9,027	8,917
Due after ten years	347	347
Mortgage and asset-backed securities	8,633	8,523
Total	$32,474	$32,132

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

At December 31, 2018, fixed maturity securities that were in an unrealized loss position and the length of time that such securities have been in an unrealized loss position, as measured by their prior 12-month fair values, are as follows:

	December 31, 2018
	Less Than 12 Months
	Fair Value	Gross Unrealized Losses
Bonds:
U.S. Treasury and U.S. Government	$4,304	$(34)
U.S. Tax-exempt municipal	4,285	(25)
Corporate bonds	10,306	(193)
Mortgage and asset-backed securities	6,717	(120)
Total Fixed maturities available for sale	$25,612	$(372)

The Company has evaluated the unrealized losses on the fixed maturity securities and determined that they are not attributable to credit risk factors. For fixed maturity securities, losses in fair value are viewed as temporary if the fixed maturity security can be held to maturity and it is reasonable to assume that the issuer will be able to service the debt, both as to principal and interest. The Company did not recognize OTTI losses in the period from January 2, 2018 to December 31, 2018.

Equity Securities

The Company’s equity investments are carried at fair value with changes in fair value recognized in income. For the period from January 2, 2018 to December 31, 2018, the Company recognized total holding losses of $0.1 million.

Net investment income

The components of net investment income for the period from January 2, 2018 to December 31, 2018 are as follows:

January 2, 2018 to December 31, 2018
Investment income:
Bonds	$699
Common stocks	16
Preferred stocks	18
Cash and cash equivalents	138
Other asset investments	72
Total investment income	943
Less: Investment expenses	(92)
Net investment income	$851

For the period from January 2, 2018 to December 31, 2018, Maidstone recognized a de minimis amount of realized losses upon settlement or maturity of its fixed maturity debt securities.

Fair value disclosures

The following tables show how Maidstone’s investments are categorized in the fair value hierarchy as of December 31, 2018:

	December 31, 2018
	Level 1	Level 2	Level 3	Total Fair Value

Common Stock	$227	$-	$-	$227
Preferred Stocks	-	466	-	466
Total Equities:	$227	$466	$-	$693
Fixed Maturities:
U.S. Treasury and U.S. Government	$4,304	$-	$-	$4,304
U.S. Tax-exempt municipal	-	4,624	-	4,624
Corporate	-	14,681	-	14,681
Mortgage and asset-backed securities	-	8,523	-	8,523
Total Fixed Maturities	$4,304	$27,828	$-	$32,132

There were no transfers between levels during the period from January 2, 2018 to December 31, 2018.

Summary of significant valuation techniques for assets and liabilities measured at fair value on a recurring basis.

Level 1 measurements

Fixed income securities and Equity securities:  Valuations based on unadjusted quoted prices in active markets for identical assets that the Company’s pricing sources have the ability to access. Since the valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant amount or degree of judgment.

Level 2 measurements

Fixed income securities and Equity securities:  Valuations based upon quoted prices for similar assets in active markets, quoted prices for identical or similar assets in inactive markets; or valuations based on models where the significant inputs are observable (e.g. interest rates, yield curves, prepayment speeds, default rates, loss severities) or can be corroborated by observable market data.

Restricted Assets

The Company is required to maintain assets on deposit, which primarily consist of cash or fixed maturities, with various regulatory authorities to support its insurance operations. The Company’s insurance subsidiaries maintain assets in trust accounts as collateral for or guarantees for letters of credit to third parties.

The following table details the fair value of the Company’s restricted assets as of December 31, 2018:

Assets used for collateral or guarantees:
Deposits with U.S. Regulatory Authorities	$2,733

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

Cash and Cash Equivalents

The Company has used Level 1 inputs to determine the fair value of its cash equivalents. As of December 31, 2018, and December 31, 2017, cost represented fair value of the Company’s cash and cash equivalents.

Accounts Receivable

The fair value of accounts receivable approximates their carrying value due to their short-term nature.

Revolving Credit Facility

The fair value of Turning Point’s revolving credit facility approximates its carrying value as the interest rate fluctuates with changes in market rates.

Long-Term Debt

With the exception of the IVG Note, the fair value of Turning Point’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to Turning Point for debt of the same remaining maturities. At December 31, 2018, the $4.0 million carrying value of the IVG Note approximates its fair value due to the proximity of the note’s issuance to December 31, 2018.

As of December 31, 2018, the fair values of the 2018 First Lien Term Loan and the 2018 Second Lien Term Loan approximated $154.0 million and $40.0 million, respectively. As of December 31, 2017, the fair values of the 2017 First Lien Term Loans and the 2017 Second Lien Term Loan approximated $140.6 million and $56.1 million, respectively. See ‘Note 15: Notes Payable and Long-Term Debt’ for details regarding the credit facilities.

The fair values of Standard Outdoor’s promissory notes issued as partial consideration in the January and February 2018 asset acquisitions approximated $9.1 million.

The fair value of SDI’s term loan debt issued in January 2018 and the additional amount issued in August 2018 approximates its carrying value as the interest rate fluctuates with changes in market rates.

Foreign Exchange

At December 31, 2018 and 2017, Turning Point had forward contracts for the purchase of €1.5 million and €0 million, respectively. The fair value of the foreign exchange contracts was based upon the quoted market price that resulted in a loss of approximately $0.1 million for the year ended December 31, 2018. The fair value of the foreign exchange contracts resulted in a liability of approximately $0.1 million as of December 31, 2018.

Interest Rate Swaps

Turning Point had swap contracts for a total notional amount of $70 million at December 31, 2018. Turning Point had no swap agreements outstanding at December 31, 2017. The fair values of the swap contracts are based upon quoted market prices for similar instruments, thus leading to a level 2 distinction within the fair value hierarchy, and resulted in a liability of $0.9 million as of December 31, 2018.

Note 7.  Inventories

The components of inventories at December 31 are as follows:

	December 31, 2018	December 31, 2017
Raw materials and work in process	$2,722	$2,545
Leaf tobacco	34,977	30,308
Finished goods - Smokeless products	6,321	5,834
Finished goods - Smoking products	14,666	14,110
Finished goods - NewGen products	37,194	14,532
Other	738	1,290
	96,618	68,619
LIFO reserve	(5,381)	(5,323)
	$91,237	$63,296

The following represents the inventory valuation allowance roll-forward, for the years ended December 31:

	2018	2017
Balance at beginning of period	$(459)	$(600)
Charged to cost and expense	(2,132)	(197)
Deductions for inventory disposed	263	533
Other	(176)	(195)
Balance at end of period	$(2,504)	$(459)

Note 8.  Property, Plant and Equipment

Property, plant and equipment at December 31 consists of:

	2018	2017
Land	$22	$22
Building and improvements	2,320	2,072
Leasehold improvements	2,101	1,873
Machinery and equipment	13,307	12,635
Advertising structures	17,913	329
Furniture and fixtures	5,453	3,821
	41,116	20,752
Accumulated depreciation	(13,375)	(11,580)
	$27,741	$9,172

Note 9.  Other Current Assets

Other current assets consist of:

	December 31, 2018	December 31, 2017
Inventory deposits	$9,739	$3,797
Other	5,306	7,054
	$15,045	$10,851

On May 18, 2018, Turning Point entered into an arrangement with a supplier which manufactures and distributes vapor products whereby the supplier received a $6.5 million loan with a maturity date of May 18, 2019. The note was secured by the supplier’s assets and accrued interest at an annual rate of 15% with quarterly interest payments due to the Company which began in August 2018. In September 2018, the supplier repaid the full outstanding balance of the loan in addition to a $1.0 million early termination fee which was recorded as a reduction to selling, general, and administrative expenses. As a condition to the loan, the Supplier agreed to issue the Turning Point warrants to purchase 7.5% of the ownership interest of the supplier. In connection with the loan repayments Turning Point received $1.0 million, net of expenses, for compensation of the warrants which was recorded as a reduction to selling, general, and administrative expenses.

Note 10. Goodwill and Other Intangible Assets

The following table summarizes goodwill by segment:

	Smokeless	Smoking	New Gen	Insurance	Total
Balance as of January 1, 2017	$32,590	$96,107	$5,693	$-	$134,390
Adjustments	-	-	230	-	230
Balance as of December 31, 2017	32,590	96,107	5,923	-	134,620
Acquisitions	-	-	11,319	757	12,076
Balance as of December 31, 2018	$32,590	$96,107	$17,242	$757	$146,696

The following tables summarize information about the Company’s allocation of other intangible assets. Gross carrying amounts of unamortized, indefinite life intangible assets are shown below:

	As of December 31,
	2018				2017
	Smokeless	NewGen	Insurance	Total	Smokeless	NewGen	Total
Unamortized indefinite life intangible assets:
Trade names	$10,871	$10,786	$-	$21,657	$10,871	$10,786	$21,657
State insurance licenses	-	-	2,000	2,000	-	-	-
Formulas	53	-	-	53	53	-	53
Total	$10,924	$10,786	$2,000	$23,710	$10,924	$10,786	$21,710

Amortized intangible assets included within the NewGen segment, as well as customer contracts for Standard Outdoor and Trade names for Maidstone, consist of:

	As of December 31,
	2018		2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationships (useful life of 8-10 years)	$8,107	$1,713	$5,386	$729
Trade names (useful life 4-15 years)	7,678	233	-	-
Franchise agreements (useful life of 8 years)	780	44	-	-
Non-compete agreements (useful life of 3.5 years)	100	60	100	31
Total	$16,665	$2,050	$5,486	$760

Note 11. Deferred Financing Costs:

Deferred financing costs relating to Turning Point’s revolving credit facility at December 31 consist of:

	2018	2017
Deferred financing costs, net of accumulated amortization of $174 and $134, respectively	$870	$630

Note 12. Accrued Liabilities

Accrued liabilities at December 31 consist of:

	December 31,
	2018	2017
Accrued payroll and related items	$6,063	$5,683
Customer returns and allowances	2,895	2,707
Other	14,925	11,624
	$23,883	$20,014

Note 13. Liability for Losses and Loss Adjustment Expenses

Maidstone estimates reserves for both reported and unreported unpaid losses that have occurred on or before the balance sheet date that will need to be paid in the future. Reserves for unpaid losses fall into two categories: case reserves and reserves for claims incurred but not reported, or “IBNR”.

Case reserves are established within the claims department on an individual-case basis for all accidents reported. When a claim is reported, an automatic minimum case reserve is established for that claim type that represents our initial estimate of the losses that will ultimately be paid on the reported claim. The initial estimate for each claim is based upon averages of loss payments for prior closed claims made for that claim type. Claims personnel perform an evaluation of the type of claim involved, the circumstances surrounding each claim and the policy provisions relating to the loss and consequentially adjust the reserves as necessary. As claims mature, management increases or decreases the case reserve estimates as deemed necessary by the claims department based upon additional information received regarding the loss and any other information gathered while reviewing claims.

IBNR is applied as a bulk reserve, which cannot be allocated to particular claims, but are necessary to estimate ultimate losses on reported and unreported claims. Management estimates IBNR reserves by projecting ultimate losses using industry accepted actuarial methods, mentioned below, and then deducting actual loss payments and case reserves from the projected ultimate losses.

Management calculates estimates of ultimate losses by using the following actuarial methods. Management separately calculates the methods using paid loss data and incurred loss data. In the versions of these methods based on incurred loss data, the incurred losses are defined as paid losses plus case reserves. Management also evaluates ultimate losses based on claim type. In the auto industry, claim type is based on coverage; i.e. bodily injury, uninsured motorist, property damage, personal injury protection and physical damage.

•
Incurred Development Method – The incurred development method is based upon the assumption that the relative change in a given year’s incurred loss estimates from one evaluation point to the next is similar to the relative change in prior years’ reported loss estimates at similar evaluation points.

•	Paid Development Method - The paid development method is similar to the incurred development method, simply using paid triangles to calculate development factors.
•
Incurred Bornhuetter-Ferguson (“BF”) Method – The Incurred BF Method uses an estimated loss ratio for a particular year, and is weighted against the portion of the year’s claims that have been reported, based on historical incurred loss development patterns. The estimate of required reserves assumes that the remaining unreported portion of a particular year will pay out at a rate consistent with the estimated loss ratio for that year.

•
Paid Bornhuetter-Ferguson (“BF”) Method – The Paid BF Method uses an estimated loss ratio for a particular year, and is weighted against the portion of the year’s claims that have been paid, based on historical paid loss development patterns. The estimate of required reserves assumes that the remaining unpaid portion of a particular year will pay out at a rate consistent with the estimated loss ratio for that year.

Maidstone’s best estimate of required reserves is generally based on an average of the methods above, with appropriate weighting of the various methods based on claim type and year. On an annual basis, the consulting actuary issues a statement of actuarial opinion that documents the actuary’s evaluation of the adequacy of the unpaid loss obligations under the terms of policies in-force.

The following are loss reserve development tables that illustrate the change over time of reserves established for claim and allocated claim adjustment expenses arising from short-duration insurance contracts. Insurance contracts are considered to be short-duration contracts when the contracts are not expected to remain in force for an extended period of time. The Incurred Claim and Allocated Claim Adjustment Expenses tables, reading across, show the cumulative net incurred claim and allocated claim adjustment expenses relating to each accident year at the end of the stated calendar year. Changes in the cumulative amount across time are the result of Maidstone’s expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The Cumulative Paid Claim and Allocated Claim Adjustment Expenses tables, reading across, show the cumulative amount paid for claims in each accident year as of the end of the stated calendar year.

Auto Insurance
$ In thousands (except number of reported claims)

Auto: Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

	For the years ended December 31,										As of December 31, 2018
	Unaudited									Audited
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	Net IBNR Reserve	Reported Claims
2009	$65,149	$73,497	$74,715	$75,881	$76,009	$75,604	$75,513	$75,222	$75,145	$75,184	$31	16,072
2010		54,887	57,194	56,990	57,281	57,105	56,872	56,254	56,084	56,030	43	12,355
2011			47,570	44,500	44,184	43,752	43,548	42,908	42,817	42,830	87	9,351
2012				26,106	25,378	25,572	25,308	25,066	24,743	24,718	16	5,251
2013					15,997	15,605	15,951	15,830	15,727	15,681	68	3,454
2014						12,270	12,282	11,973	11,931	11,929	79	3,409
2015							15,840	15,562	15,421	15,149	192	4,754
2016								30,996	32,128	32,469	760	8,291
2017									23,331	25,096	2,293	7,009
2018										20,761	4,960	5,381
Total										$319,847	$8,529

Auto: Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

	For the years ended December 31,
	Unaudited									Audited

Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$33,059	$58,825	$67,177	$71,395	$73,275	$74,253	$74,886	$74,969	$75,055	$75,128
2010		25,764	45,769	51,501	53,932	54,938	55,481	55,328	55,619	55,683
2011			20,259	34,495	39,391	41,338	42,166	42,116	42,443	42,545
2012				12,411	19,975	22,590	23,821	23,784	24,100	24,431
2013					7,685	12,103	13,985	14,674	15,223	15,417
2014						5,971	9,101	9,870	10,576	11,371
2015							8,002	8,917	10,862	13,283
2016								15,980	23,545	27,582
2017									14,477	18,922
2018										11,237
Total										$295,599

Auto: Reconciliation of Reserve Balances to Liability for Unpaid Loss and Loss Adjustment Expenses

As of December 31, 2018

Unpaid Loss and Allocated Loss Adjustment Expense, Net of Reinsurance, for years presented	$24,248
Unpaid Loss and Loss Adjustment Expense, Net of Reinsurance, for years prior to 2009	97
Unpaid Unallocated Loss Adjustment Expense	2,955
Unpaid Losses and Loss Adjustment Expenses	$27,300

The following is supplementary information about average historical claims duration as of December 31, 2018.

Auto: Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance as of December 31, 2018
(Unaudited)

Years	1	2	3	4	5	6	7	8	9	10
	50.0%	26.1%	10.9%	6.5%	2.7%	0.9%	0.7%	0.3%	0.1%	0.1%

Homeowners’ Insurance
$ In thousands (except number of reported claims)

Homeowners’: Incurred claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

	For the years ended December 31,					As of December 31, 2018
	Unaudited				Audited
Accident Year	2014	2015	2016	2017	2018	Net IBNR Reserves	Reported Claims
2014	$2	$2	$2	$2	$2	$-	3
2015		597	580	580	580	-	41
2016			524	523	524	-	27
2017				-	-	-	-
2018					42	24	6
Total					$1,148	$24

Homeowners’: Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

	For the Years Ended December 31,
	Unaudited				Audited
Accident Year	2014	2015	2016	2017	2018
2014	$-	$1	$2	$2	$2
2015		304	580	580	580
2016			524	524	524
2017					-
2018					12
Total					$1,118

Homeowners’: Reconciliation of Reserve Balances to Liability for Unpaid Loss and Loss Adjustment Expenses

As of December 31, 2018

Unpaid Loss and Allocated Loss Adjustment Expense, Net of Reinsurance, for years presented	$30
Unpaid Loss and Loss Adjustment Expense, Net of Reinsurance, for years prior to 2009	-
Unpaid Unallocated Loss Adjustment Expense	-
Unpaid Losses and Loss Adjustment Expenses	$30

The following is supplementary information about average historical claims duration as of December 31, 2018.

Homeowners’ Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance as of December 31, 2018
(Unaudited)

Years	1	2	3	4	5	6	7	8	9	10
	45.3%	34.0%	0.8%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

The following table summarizes the net outstanding liabilities based on the tables above:

As of December 31, 2018
Net Outstanding Liabilities
Auto	$24,345
Homeowners’	30
Liabilities for unpaid claims and claims adjustment expenses, net of reinsurance	24,375
Reinsurance recoverable on unpaid claims
Auto	-
Homeowners’	-
Total reinsurance recoverable on unpaid claims	-
Unallocated claims adjustment expenses	2,955
Total gross liability for unpaid claims and claims expenses	$27,330

Activity in the liability for losses and LAE is summarized as follows:

January 2, 2018 to December 31, 2018
Reserve for losses and LAE at January 2, 2018	$30,672
Provision for claims, net of insurance:
Incurred related to:
Current year	25,223
Total incurred	25,223
Deduct payment of claims, net of reinsurance:
Paid related to:
Prior year	14,176
Current year	14,389
Total paid	28,565
Reserve for losses and LAE at December 31, 2018	$27,330

The components of the net liability for losses and LAE are as follows:

As of December 31, 2018
Case basis reserves	$15,863
Incurred but not reported reserves	11,467
Total	$27,330

Note 14. Reinsurance

On February 1, 2018, Maidstone began to write homeowners insurance. As a result, Maidstone placed three reinsurance contracts: An Excess Multiple Line Reinsurance Contract, Excess Catastrophe Reinsurance Contract and a Property Per Risk Automatic Facultative Reinsurance Contract. The use of these reinsurance agreements provides greater diversification of business and minimizes the maximum net loss potential arising from large risks. These agreements provide for recovery of a portion of losses and loss adjustment expenses from several reinsurers.

In addition, Maidstone offers endorsements for equipment breakdown coverage and identity recovery coverage. The premium and losses related to this coverage are ceded via a 100% quota share reinsurance agreement with an unaffiliated insurance company.

Included in the Consolidated Statements of Operations for the period from January 2, 2018 to December 31, 2018 are $0.1 million of earned premiums in connection with ceded reinsurance, all of which are with non-affiliated companies. Maidstone remains obligated for amounts ceded in the event the reinsurer cannot meet its obligation when they become due.

Maidstone evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurance to minimize exposure to significant losses from reinsurance insolvency. At December 31, 2018, management did not believe there was a risk of loss as a result of a concentration of risk in its reinsurance program.

At December 31, 2018, Maidstone had no net unsecured reinsurance recoverable from individual unaffiliated reinsurers, which were equal to or greater than 3% of surplus.

Note 15. Notes Payable and Long-Term Debt

Notes payable and long-term debt at December 31 consist of the following:

	December 31, 2018	December 31, 2017
2018 First Lien Term Loan	$154,000	$-
2018 Second Lien Term Loan	40,000	-
SDI Term Loan	15,000	-
Standard Outdoor Promissory Notes	9,950	-
2017 First Lien First Out Term Loan	-	105,875
2017 First Lien Second Out Term Loan	-	34,738
2017 Second Lien Term Loan	-	55,000
Note payable - IVG	4,000	-
Note payable - VaporBeast	-	2,000
Total Notes Payable and Long-Term Debt	222,950	197,613
Less deferred finance charges and debt discount	(4,903)	(3,573)
Less current maturities	(9,431)	(7,850)
	$208,616	$186,190

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

The 2018 Credit Facility contains customary events of default including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, and change in control defaults. The 2018 Credit Facility also contains certain negative covenants customary for facilities of these types including covenants that, subject to exceptions described in the 2018 Credit Facility, restrict the ability of Turning Point and its subsidiary guarantors: (i) to pledge assets, (ii) to incur additional indebtedness, (iii) to pay dividends, (iv) to make distributions, (v) to sell assets, and (vi) to make investments.

2018 First Lien Credit Facility: The 2018 First Lien Term Loan and the 2018 Revolving Credit Facility bear interest at LIBOR plus a spread of 2.75% to 3.50% based on Turning Point’s senior leverage ratio. The 2018 First Lien Term Loan has quarterly required payments of $2.0 million beginning June 30, 2018, increasing to $3.0 million on June 30, 2020, and increasing to $4.0 million on June 30, 2022. The 2018 First Lien Credit Facility has a maturity date of March 7, 2023. The 2018 First Lien Term Loan is secured by a first priority lien on substantially all of the assets of the borrowers and the guarantors thereunder, including a pledge of Turning Point’s capital stock, other than certain excluded assets (the “Collateral”). The 2018 First Lien Credit Facility contains certain financial covenants including maximum senior leverage ratio of 3.50x with step-downs to 3.00x, a maximum total leverage ratio of 4.50x with step-downs to 4.00x, and a minimum fixed charge coverage ratio of 1.20x. The weighted average interest rate of the 2018 First Lien Term Loan was 5.77% at December 31, 2018. The weighted average interest rate of the 2018 Revolving Credit Facility was 5.79% at December 31, 2018. At December 31, 2018, Turning Point had $26.0 million of borrowings outstanding under the 2018 Revolving Credit Facility. The $24.0 million unused portion of the 2018 Revolving Credit Facility is reduced by $1.3 million letters of credit with Fifth Third Bank, resulting in $22.7 million of availability under the 2018 Revolving Credit Facility at December 31, 2018.

2018 Second Lien Credit Facility: The 2018 Second Lien Credit Facility bears interest at a rate of LIBOR plus 7.00% and has a maturity date of March 7, 2024. The 2018 Second Lien Term Loan is secured by a second priority interest in the Collateral and is guaranteed by the same entities as the 2018 First Lien Term Loan. The 2018 Second Lien Credit Facility contains certain financial covenants including a maximum senior leverage ratio of 3.75x with step-downs to 3.50x, a maximum total leverage ratio of 4.75x with step-downs to 4.50x, and a minimum fixed charge coverage ratio of 1.10x. The weighted average interest rate of the 2018 Second Lien Term Loan was 9.46% at December 31, 2018.

Note Payable – IVG

In September 2018, Turning Point issued a note payable to IVG’s former shareholders (“IVG Note”). The IVG Note is $4.0 million principal with 6.0% interest compounding annually and matures on March 5, 2020. The IVG Note is subject to customary defaults including defaults for nonpayment, nonperformance, any material breach under the purchase agreement, and bankruptcy or insolvency.

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

The 2017 Credit Facility contained customary events of default including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, and change in control defaults. The 2017 Credit Facility also contained certain negative covenants customary for facilities of these types including covenants that, subject to exceptions described in the 2017 Credit Facility, restricted the ability of Turning Point and its subsidiary guarantors: (i) to pledge assets, (ii) to incur additional indebtedness, (iii) to pay dividends, (iv) to make distributions, (v) to sell assets, and (vi) to make investments.

2017 First Lien Credit Facility

The 2017 First Lien Credit Facility consisted of: (i) a $50 million revolving credit facility (the “2017 Revolving Credit Facility”), (ii) a $110 million first out term loan facility (the “2017 First Out Term Loan”), and (iii) a $35 million second out term loan facility (the “2017 Second Out Term Loan”), which would have been repaid in full only after repayment in full of the 2017 First Out Term Loan. The 2017 First Lien Credit Facility also included an accordion feature allowing Turning Point to borrow up to an additional $40 million upon the satisfaction of certain conditions, including obtaining commitments from one or more lenders. Borrowings under the 2017 Revolving Credit Facility could have been used for general corporate purposes, including acquisitions.

The 2017 First Out Term Loan and the 2017 Revolving Credit Facility had a maturity date of February 17, 2022, and the 2017 Second Out Term Loan had a maturity date of May 17, 2022. The 2017 First Out Term Loan and the 2017 Revolving Credit Facility bore interest at LIBOR plus a spread of 2.5% to 3.5% based on Turning Point’s senior leverage ratio.

2017 Second Lien Credit Facility

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

With respect to the maintenance of at least $3.0 million in unrestricted cash and cash equivalents in accounts subject to control agreements in favor of the Agent, the Company has approximately $12.3 million in unrestricted cash and cash equivalents at December 31, 2018 in those accounts.

Interest expense related to the Crystal loan of $1.4 million, including amortization of the discount, was recorded for the year ended December 31, 2018.

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

Interest expense related to the Standard Outdoor loans of $0.8 million, including amortization of the discount, was recorded for the year ended December 31, 2018.

The following table summarizes the scheduled principal repayments subsequent to December 31, 2018:

Future Minimum Principal Payments
2019	$9,502
2020	16,839
2021	13,882
2022	16,227
2023	126,500
thereafter	40,000
Total	$222,950

Note 16. Pension and Postretirement Benefit Plans

Turning Point has a defined benefit pension plan. Benefits for hourly employees were based on a stated benefit per year of service, reduced by amounts earned in a previous plan. Benefits for salaried employees were based on years of service and the employees’ final compensation. The defined benefit pension plan is frozen. Turning Point’s policy is to make the minimum amount of contributions that can be deducted for federal income taxes. Turning Point expects to make no contributions to the pension plan in 2019.

Turning Point sponsored a defined benefit postretirement plan that covered hourly employees. This plan provides medical and dental benefits. This plan is contributory with retiree contributions adjusted annually. Turning Point’s policy is to make contributions equal to benefits paid during the year. Turning Point expects to contribute approximately $0.2 million to its postretirement plan in 2019 for the payment of benefits.

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets for the years ended December 31, 2018 and 2017, and a statement of the funded status:

The following tables provides the components of net periodic pension and postretirement benefit costs and total costs for the plans:

	Pension Benefits		Postretirement Benefits
	2018	2017	2018	2017
Reconciliation of benefit obligations:
Benefit obligation at January 1	$17,121	$16,780	$4,217	$4,745
Service cost	104	104		-
Interest cost	553	649	117	144
Actuarial loss (gain)	(1,157)	668	(527)	(472)
Assumptions	-	-	(323)	-
Settlement/curtailment	(1,866)	-	-	-
Benefits paid	(1,055)	(1,080)	(179)	(200)
Benefit obligation at December 31	$13,700	$17,121	$3,305	$4,217

Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	$17,517	$16,357	$-	$-
Actual return on plan assets	327	2,240	-	-
Employer contribution	-	-	179	200
Settlement/curtailment	(1,866)	-	-	-
Benefits paid	(1,055)	(1,080)	(179)	(200)
Fair value of plan assets at December 31	$14,923	$17,517	$-	$-

Funded status:
Funded status at December 31	$1,223	$396	$(3,305)	$(4,217)
Unrecognized net actuarial loss (gain)	2,416	3,443	(1,929)	(1,161)
Net amount recognized	$3,639	$3,839	$(5,234)	$(5,378)

Accumulated benefit obligations did not exceed plan assets at December 31, 2018 or 2017 for the Company’s pension plan.

The asset allocation for Turning Point defined benefit plan, by asset category, follows:

	Target Allocation	Percentage of Plan Assets at December 31,
	2019	2018	2017
Asset category:
Equity securities (1)	0.0%	0.0%	51.4%
Debt securities	100.0%	84.8%	21.6%
Cash	0.0%	15.2%	27.0%
Total	100.0%	100.0%	100.0%

(1) No shares of Turning Point’s common stock were included in equity securities at December 31, 2017

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Following is the description of the valuation methodologies used for assets measured at fair value subsequent to initial recognition. These methods may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while Turning Point believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the methodologies used at December 31, 2018 and 2017.

Pooled Separate Accounts: Valued at the net asset value (NAV) of shares held by the plan at year end.

Guaranteed Deposit Account: Valued at contract value, which approximates fair value.

Assets measured at fair value on a recurring basis: The table below presents the balances of the plan’s assets measured at fair value on a recurring basis by level within the fair value hierarchy:

	Total	Level 1	Level 2	Level 3
Pooled separate accounts	$12,658	$-	$12,658	$-
Guaranteed deposit account	2,265	-	-	2,265
Total assets at fair value as of December 31, 2018	$14,923	$-	$12,658	$2,265

Pooled separate accounts	$12,796	$-	$12,796	$-
Guaranteed deposit account	4,721	-	-	4,721
Total assets at fair value as of December 31, 2017	$17,517	$-	$12,796	$4,721

Level 3 Gains and Losses: The table below sets forth a summary of changes in the fair value of the Guaranteed Deposit Account:

Guaranteed Deposit Account
Balance at December 31, 2016	$1,966
Total gains (losses), realized/unrealized
Return on plan assets	64
Purchases, sales, and settlements, net	2,691
Balance at December 31, 2017	4,721
Total gains (losses), realized/unrealized
Return on plan assets	81
Purchases, sales, and settlements, net	(2,537)
Balance at December 31, 2018	$2,265

Turning Point’s investment philosophy is to earn a reasonable return without subjecting plan assets to undue risk. Turning Point uses one management firm to manage plan assets, which are invested in equity and debt securities. Turning Point’s investment objective is to match the duration of the debt securities with the expected payments.

The following table provides the amounts recognized in the consolidated balance sheets as of December 31:

	Pension Benefits		Postretirement Benefits
	2018	2017	2018	2017
Prepaid asset	$1,223	$396	$-	$-
Accrued benefit cost	-	-	(3,305)	(4,217)
Accumulated other comprehensive loss, unrecognized net gain (loss)	2,416	3,443	(1,929)	(1,161)
	$3,639	$3,839	$(5,234)	$(5,378)

The amounts in accumulated other comprehensive income that are expected to be recognized in net periodic benefit costs in 2019 are losses of $0.2 million for pension and gains of approximately $0.1 million for postretirement, respectively.

The following table provides the components of net periodic pension and postretirement benefit costs and total costs for the plans for the years ended December 31:

	Pension Benefits			Post-Retirement Benefits
	2018	2017	2016	2018	2017	2016
Service cost	$104	$104	$104	$-	$-	$-
Interest cost	553	649	699	117	144	173
Expected return on plan assets	(949)	(1,024)	(1,034)	-	-	-
Amortization of (gains) losses	186	463	493	(81)	(52)	(24)
Curtailment loss	306	-	-	-	-	-
Net periodic benefit cost	$200	$192	$262	$36	$92	$149

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

	Pension Benefits		Post-Retirement Benefits
	2018	2017	2018	2017
Discount rate	4.00%	3.50%	4.25%	3.25%

The weighted average assumptions used to determine net periodic pension and postretirement costs are as follows:

	Pension Benefits		Post-Retirement Benefits
	2018	2017	2018	2017
Discount rate	3.8%	4.0%	3.3%	3.5%
Expected return on plan assets	6.0%	6.5%	-	-
For postretirement benefits measurement purposes, the assumed health care cost trend rate for participants as of December 31, 2018, and going forward, was 5.5%. Assumed health care cost trend rates could have a significant effect on the amounts reported for the postretirement benefit plans. A 1% increase in assumed health care cost trend rates would have the following effects:

	2018	2017	2016
Effect on total of service and interest cost components of net periodic postretirement cost	$3	$4	$3
Effect on the health care component of the accumulated postretirement benefit obligation	$(97)	$(109)	$(78)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Period	Pension Benefits	Postretirement Benefits
2019	$1,071	$222
2020	1,051	227
2021	1,041	231
2022	1,016	236
2023	1,005	241
2024-2028	$4,672	$1,233

Turning Point also sponsors a voluntary 401(k) retirement savings plan. Eligible employees may elect to contribute up to 15% of their annual earnings subject to certain limitations. For the 2018 and 2017 Plan Years, Turning Point contributed 4% to those employees contributing 4% or greater. For those employees contributing less than 4%, Turning Point matched the contribution by 100%. Additionally, for all years presented, Turning Point made discretionary contributions of 1% to all employees, regardless of an employee’s contribution level. Turning Point’s contributions to this plan were approximately $1.2 million for 2018, $0.9 million for 2017, and $0.8 million for 2016.

Note 17. Lease Commitments:

The Company leases certain office space and vehicles for varying periods. The following is a schedule of future minimum lease payments for operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2018:

Year	Payments
2019	$2,462
2020	1,969
2021	1,019
2022	561
2023	400
Thereafter	2,660
Total	$9,071

The total lease expense included in the consolidated statements of income for the years ended December 31, 2018, 2017, and 2016, was $4.9 million, $2.8 million, and $1.8 million, respectively.

Note 18. Stockholders’ Equity

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

The time of purchases and the exact number of shares to be purchased, if any, will depend on market conditions. The repurchase program does not include specific price targets or timetables. The Company intends to finance the purchases using available working capital. The Crystal Term Loan, as described in Note 15. Notes Payable and Long-Term Debt, generally prohibits such repurchases of the Company’s Common Stock.

Repurchases of 103,492 shares of common stock were made pursuant to this program during the year ended December 31, 2018 for a cost of $1.4 million. Approval for these repurchases was received from Crystal. As of December 31, 2018, $0.8 million was included in Accrued liabilities on the Consolidated Balance Sheets for unsettled repurchases. No repurchases were made during the year ended December 31, 2017.

Dividends paid by Turning Point

On November 9, 2017, the Board of Directors of Turning Point approved the initiation of a cash dividend to its shareholders. The initial quarterly dividend was paid on December 15, 2017 to shareholders of record at the close of business on November 27, 2017, with $0.4 million paid to shareholders of Turning Point other than SDI as a result of this dividend.

During the year ended December 31, 2018, Turning Point paid or accrued dividends of $1.6 million to its shareholders other than SDI. The most recent dividend was paid on January 11, 2019 to shareholders of record at the close of business on December 21, 2018

Note 19. Share-Based Compensation

The Company has a stock option plan (the “2000 Plan”) which authorizes the granting of incentive and nonqualified stock options and restricted stock units. Incentive stock options are granted at not less than 100% of fair market value at the date of grant (110% for stockholders owning more than 10% of the Company’s common stock). Nonqualified stock options are granted at not less than 85% of fair market value at the date of grant. A maximum of 8,000,000 shares of common stock are issuable under the 2000 Plan. Certain additional options have been granted outside the 2000 Plan. These options generally follow the provisions of the 2000 Plan. The Company issues new shares to satisfy option exercises and the vesting of restricted stock awards. As of the effective date of the 2018 Plan, described further below, no additional grants will be made under the 2000 Plan.

On June 9, 2017, the Company’s Board of Directors adopted the 2017 Omnibus Equity Compensation Plan (the “2017 Plan”) in order to provide employees of the Company and its subsidiaries, certain consultants and advisors who perform services for the Company or its subsidiaries, and non-employee members of the Board of Directors of the Company with the opportunity to receive grants of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units, and other stock-based awards. The Board authorized 1,000,000 shares of the Class A Common Stock of the Company to be issued under the Plan. The Plan was approved by the Company’s stockholders by partial written consent on July 14, 2017, and in accordance with the rules of the Securities and Exchange Commission and Delaware corporation law regarding approval by partial written consent, became effective on August 17, 2017. As of December 31, 2018, the Company has 988,930 shares available for grant under the 2017 Plan.

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

Including the share-based compensation expense of SDI’s subsidiaries, there was share-based compensation expense of $2.2 million, $1.0 million and $0.2 million recorded for the years ended December 31, 2018, 2017 and 2016 respectively. This expense is a component of selling, general and administrative expense.

No options of SDI were exercised in the years ended December 31, 2018 and 2017.

Information with respect to the adjusted activity of outstanding stock options is summarized as follows:

	Number of Shares	Price Range		Weighted Average Remaining Contractual term
Balance, January 1, 2018	7,463	$31.00	$56.25
Cancelled	(5,000)	31.00	56.25
Balance, December 31, 2018	2,463	$31.00	$46.25	1.7 years
Vested and exercisable at December 31, 2018	2,463	$31.00	$46.25	1.7 years

The following table provides additional information about the Company’s stock options outstanding and exercisable at December 31, 2018:

	Options Outstanding and exercisable
		Weighted Average
Range of Exercise Prices	Number of Shares	Remaining Contractual Life		Exercise Price
$31.00 - $31.25	1,400	2.3	Years	$31.18
$45.25 - $46.25	1,063	0.9	Years	45.63
$31.00 - $46.25	2,463	1.7	Years	$37.41

The Company grants restricted stock awards (“RSA”) which is the right to receive shares. The fair value of RSAs is based on the market price for the stock at the date of grant.

The following table summarizes the changes in non-vested RSAs for the year ended December 31, 2018:

	Shares	Weighted Average Grant Date Fair Value
Non-vested RSAs at January 1, 2018	119,102	$10.62
Granted	127,561	11.04
Vested	(82,455)	10.70
Cancelled/Forfeited	(37,203)	10.70
Non-vested RSAs at December 31, 2018	127,005	$10.96

As of December 31, 2018, there was $1.1 million of total unrecognized stock-based compensation expense, related to restricted stock awards, which will be recognized over the weighted-average remaining vesting period of 1.6 years.

Note 20. Income Taxes

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

The components of income from continuing operations before tax expense for the years ending December 31, 2018, 2017 and 2016 was $21.1 million, $24.4 million and $14.9 million. Income tax expense (benefit) for the years ended December 31 consists of the following components (in thousands):

	2018			2017			2016
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$2,326	$3,165	$5,491	$329	$4,772	$5,101	$(46)	$(12,655)	$(12,701)
State and Local	1,394	(600)	794	1,770	409	2,179	760	(64)	696
	$3,720	$2,565	$6,285	$2,099	$5,181	$7,280	$714	$(12,719)	$(12,005)

A reconciliation showing the differences between our effective tax rate and the U.S. Federal statutory tax rate is as follows:

	2018	2017	2016
Pre-tax book income	21.0%	35.0%	35%
State taxes, net of federal benefit	4.9	8.9	4.7
Permanent differences	(5.4)	(17.1)	13.2
Valuation Allowance	9.3	3.0	(133.4)
Total effective tax rate	29.8%	29.8%	(80.5)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. On December 22, 2017, H.R. 1, commonly known as the Tax Cuts and Jobs Act (“TCJA”) was signed into law. As a result, the federal corporate income tax rate was reduced from 35% to 21%, effective January 1, 2018. The Company’s 2018 financial results included an SDI-related charge of $0.4 million to income tax expense, offset by a reduction in the valuation allowance of $0.4 million, primarily resulting from re-measuring SDI’s net deferred tax assets to reflect the recently enacted lower tax rate effective January 1, 2018. The rate change also resulted in a re-measurement of the full valuation allowance already established against the deferred tax asset. The permanent differences for the year ended December 31, 2018 are primarily related to income tax benefits of $5.4 million as a result of Turning Point stock option exercises.

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of December 31 (in thousands):

Deferred Tax Assets/(Liabilities)	2018		2017
	Assets	Liabilities	Assets	Liabilities
Inventory	$3,004	$-	$2,485	$(187)
Property, plant and equipment	-	(1,508)	-	(1,134)
Goodwill and other intangibles	-	(7,822)	14	(7,397)
Accrued pension and postretirement costs	202	-	621	-
Federal NOL	9,949	-	8,701	-
State NOL	6,169	-	5,202	-
AMT credit carryforwards	93	-	1,337	-
R&D credit carryforwards	1,250	-	1,188	-
Unrealized loss on investment	351	-	320	-
Deferred income	-	-	-	(486)
Other	5,504	(1,064)	1,683	(290)
Total deferred tax assets	26,522	(10,394)	21,551	(9,494)
Valuation allowance	(18,839)	-	(11,607)	-
Net deferred tax assets (liabilities)	$7,683	$(10,394)	$9,944	$(9,494)

SDI has recorded a full valuation allowance, as of December 31, 2018, offsetting its U.S. federal and state net deferred tax assets which primarily represent net operating loss carry forwards (“NOLs”). At December 31, 2018, SDI’s management concluded, based upon the evaluation of all available evidence, that it is more likely than not that the U.S. federal and state net deferred tax assets will not be realized. Due to the reverse acquisition transaction with Turning Point, the Company determined that SDI has experienced a “change in control” as defined in Internal Revenue Code Section 382, which will result in an annual limitation on SDI’s utilization of federal and state NOLs in future periods. SDI is currently evaluating the effects of Section 382 on future utilization of federal and state NOLs. Overall, the valuation allowance for deferred tax assets increased during 2018 by $7.0 million. SDI also recorded a loss reserve transition adjustment in 2018 related to changes the TCJA required with respect to the calculation of loss reserve discounting. Pursuant to the provisions of the TCJA, SDI will include the loss reserve transition adjustment in its taxable income over the next eight years. A deferred tax liability for this transition adjustment at December 31, 2018 was recorded in the amount of $0.1 million and is included in other deferred tax liabilities in the above table.

At December 31, 2018, Turning Point had state net operating loss (“NOL”) carryforwards for income tax purposes of approximately $54.2 million, which expire between 2019 and 2037. Turning Point has determined that, at December 31, 2018 and 2017, its ability to realize future benefits of its state NOL carryforwards does not meet the “more likely than not” criteria in ASC 740, Income Taxes. Therefore, a valuation allowance of $2.8 million and $3.1 million has been recorded in each year, respectively.

Under ASC 740, Income Taxes, the effect of income tax law changes on deferred taxes should be recognized as a component of income tax expense related to continuing operations in the period in which the law is enacted. This requirement applies not only to items initially recognized in continuing operations, but also to items initially recognized in other comprehensive income. As a result of the reduction in the U.S. federal statutory income tax rate in 2017, Turning Point recognized $0.2 million of income tax expense for the year ended December 31, 2017.

At December 31, 2018, SDI had U.S. federal net operating loss carryforwards of approximately $48.0 million including those of acquired companies, which will expire as follows (in thousands):

Year	Net Operating Loss
2022	$1,675
2024	1,876
2025	3
2026	1
2027	1
2028	3,492
2029	2,501
2030	1,281
2031	391
2033	6,625
2034	453
2035	2,660
2036	7,911
2037	3,990
2038	9,188
Indefinite	5,999
Total	$48,047

Due to changes from TCJA, current year net operating losses incurred by insurance companies retain their historical treatment of having a 20 year carryforward and 2 year carryback period. All current net operating losses of non-insurance companies have an indefinite carryforward but annual utilization is limited to 80% of taxable income.

The Company has federal research and experimentation credit carryforwards of $1.2 million, net of $0.1 million related to unrecognized tax benefits, as of December 31, 2018, which are set to expire in years 2019 through 2035.

The following table is a reconciliation of the gross unrecognized tax benefits during the years ended December 31 (in thousands):

	2018	2017	2016
Gross unrecognized tax benefits at beginning of year	$479	$628	$628
Decrease from re-measurement of enacted rate	(105)	(149)	-
Gross unrecognized tax benefits at end of year	$374	$479	$628

SDI is subject to U.S. federal income tax, as well as income taxes of multiple state jurisdictions.

SDI recognizes accrued interest expense and penalties related to uncertain tax benefits that have resulted in a refund or reduction of income taxes paid. Unrecognized tax benefits aggregating $0.4 million would reduce already existing net operating loss and tax credit carryforwards and therefore require no accrual for interest or penalty in any of the years 2018, 2017 or 2016. The remaining unrecognized tax benefit of $6 thousand include de minimis interest and penalty where required.

For federal purposes, SDI post-2002 tax years remain open to examination as a result of net operating loss carryforwards. For state purposes, the statute of limitations remains open in a similar manner for states that have generated net operating losses. SDI does not expect that the total amount of unrecognized tax benefits related to positions taken in prior periods will change significantly during the next twelve months.

Turning Point has determined that they did not have any uncertain tax positions requiring recognition as a result of the provisions of ASC 740-10-25. Turning Point’s policy is to recognize interest and penalties accrued on uncertain tax positions as part of interest expense. For the years ended December 31, 2018, 2017, and 2016, no estimated interest or penalties were recognized for the uncertainty of tax positions taken. Turning Point files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. In general, Turning Point is no longer subject to U.S. federal and state tax examinations for years prior to 2015.

Note 21. Contingencies

The Company is a party from time to time to various proceedings in the ordinary course of business. For a description of the Master Settlement Agreement, to which the company is a party, see “Financial Statements and Supplementary Data - Note 2 Summary of Significant Accounting Policies: Risk and Uncertainties.” Other than the proceedings mentioned below, there is no material litigation, arbitration or governmental proceeding currently pending against the Company or any of its officers or directors in their capacity as such, and the Company and its officers and directors have not been subject to any such proceeding.

Other major tobacco companies are defendants in product liability claims. Turning Point has been a defendant in a number of smokeless tobacco product liability cases in the past. All of those cases have been dismissed with prejudice and Turning Point has no tobacco product liability cases against it. Turning Point is subject to several lawsuits alleging personal injuries resulting from malfunctioning vaporizer devices and batteries and may be subject to claims in the future relating to other NewGen products. Turning Point is still evaluating these claims and the potential defenses to them. For example, Turning Point did not design or manufacture the products at issue; rather, Turning Point was merely the distributor. Nonetheless, there can be no assurance that Turning Point will prevail in these cases, and they could have a material adverse effect on the financial position, results of operations, or cash flows of the Turning Point or the Company.

Turning Point is engaged in discussions and mediation with VMR and Juul, which acquired VMR in 2018. Pursuant to a Distribution and Supply Agreement (“VMR Agreement”), VMR was providing Turning Point with V2 e-cigarettes for exclusive distribution in bricks-and-mortar stores in the United States. Under the terms of the VMR Agreement, in the event of termination following a change in control, the acquirer is required to make a payment to Turning Point under a formula designed to provide Turning Point with a fair share of the value created by Turning Point’s performance under the VMR Agreement. As of December 31, 2018, there is no assurance as to the outcome of this situation. Thus, the impact on Turning Point’s financial position, results of operations, or cash flows are uncertain as of December 31, 2018.

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

The creditworthiness of the counterparty is evaluated by Maidstone, taking into account credit ratings assigned by independent agencies. The credit approval process involves an assessment of factors, including, among others, the counterparty, country and industry credit exposure limits. Collateral may be required, at the discretion of the Company, on certain transactions based on the creditworthiness of the counterparty.

Maidstone’s fixed income investment portfolio is managed in accordance with guidelines that have been tailored to meet specific investment strategies, including standard of diversification, which limit the allowable holdings to any single issue. Maidstone reported no investment in excess of 10% of Maidstone’s statutory surplus at December 31, 2018 and 2017, other than investments issued or guaranteed by the United States government or its agencies.

Note 22. Earnings Per Share

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

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and the weighted average effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock options and restricted stock awards and the dilutive effect of such awards is reflected in diluted earnings per share by application of the treasury stock method. Due to the reverse acquisition, the basic weighted average number of common shares outstanding for the year ended December 31, 2017 have been calculated using Turning Point’s historical weighted average number of common shares outstanding multiplied by the conversion ratio used in the reverse acquisition. For the year ended December 31, 2017, the basic weighted average shares outstanding has been calculated using the number of common shares outstanding of Turning Point from January 1, 2017 through the June 1, 2017 acquisition date multiplied by the exchange ratio used in the transaction and the number of common shares outstanding of the Company from June 1, 2017 through December 31, 2017.

The following tables set forth the computation of basic and diluted net income per share of Class A and Class B common stock (in thousands, except share amounts and per share amounts):

	Years Ended December 31,
	2018	2017	2016
Basic net income per common share calculation:
Net income attributable to SDI	$2,381	$10,377	$26,913

Weighted average Class A common shares outstanding – basic	8,767,400	10,672,995	12,274,530
Weighted average Class B common shares outstanding – basic	7,930,142	10,550,889	12,274,530
Weighted average common shares outstanding – basic	16,697,542	21,223,884	24,549,060
Net income attributable to SDI per share of common stock – basic	$0.14	$0.49	$1.10

	Years Ended December 31,
	2018	2017	2016
Diluted net income attributable to SDI per common share calculation:
Net income attributable to SDI	$2,381	$10,377	$26,913
Impact of subsidiary dilutive securities (1)	(206)	(213)	-
Net income attributable to SDI - diluted	$2,175	$10,164	$26,913

Weighted average Class A common shares outstanding – basic	8,767,400	10,672,995	12,274,530
Weighted average Class B common shares outstanding – basic	7,930,142	10,550,889	12,274,530
Dilutive impact of stock options and restricted stock awards	50,043	65,582	1,151,555
Weighted average common shares outstanding – diluted	16,747,585	21,289,466	25,700,615
Net income attributable to SDI per share of common stock – diluted	$0.13	$0.48	$1.05

(1)
The dilutive impact of subsidiary stock-based awards on the Company’s reported net income is recorded as an adjustment to net income for the years ended December 31, 2018 and 2017, for the purposes of calculating income per share. There is no adjustment to the year ended December 31, 2016 because the reverse acquisition of Turning Point by SDI did not occur until June 1, 2017.

The following outstanding securities at December 31, 2018 have been excluded from the computation of diluted weighted average shares outstanding, as they are anti-dilutive:

December 31, 2018
Stock options	2,463

Note 23. Segment Information

In accordance with ASC 280, Segment Reporting, the Company has five reportable segments. Three of the Company’s segments are also those of Turning Point: (1) Smokeless products; (2) Smoking products; and (3) NewGen products. The Smokeless products segment (a) manufactures and markets moist snuff and (b) contracts for and markets chewing tobacco products. The Smoking products segment (a) imports and markets cigarette papers, tubes, and related products; (b) imports and markets finished cigars, MYO cigar tobaccos, and cigar wraps; and (c) processes, packages, and markets pipe tobaccos. The NewGen products segment (a) markets e-cigarettes, e-liquids, vaporizers, and other related products and (b) distributes a wide assortment of vaping products to non-traditional retail outlets via VaporBeast and Vapor Shark. Smokeless and Smoking products are distributed primarily through wholesale distributors in the United States while NewGen products are distributed primarily through e-commerce to non-traditional retail outlets in the United States. The Company had no customer that accounted for more than 10% of net sales in 2018, 2017, or 2016.

Beginning in the first quarter of 2018, as a result of the acquisition of an insurance company, the Company has an additional segment, Insurance. The Insurance segment represents the Company’s property and casualty insurance business, operated through Maidstone, a New York domiciled seller of auto and personal lines.

The Company also reports an Other segment, which includes the results of operations of SDI and Standard Outdoor and assets of the consolidated Company not assigned to the five reportable segments, including Turning Point deferred taxes and deferred financing fees for the Revolving Credit Facility. Elimination includes the elimination of intercompany accounts between segments.

    Accounting policies of these segments are the same as those of the Company. Corporate costs of Turning Point are not directly charged to its three reportable segments in the ordinary course of operations. The Company evaluates the performance of its segments and allocates resources to them based on operating income. In 2017, Turning Point corporate costs were allocated to the segments based on net sales. Management believes that this allocation does not reflect the operations of the business. Prior periods have been adjusted to conform to current year presentation.

The tables below present financial information about reported segments:

	For the year ended December 31,
	2018	2017	2016

Revenues
Smokeless Products	$90,031	$84,560	$77,913
Smoking Products	111,507	109,956	111,005
NewGen Products	131,145	91,261	17,310
Insurance	30,657	-	-
Other(1)	2,445	24	-
	365,785	285,801	206,228

Operating Income
Smokeless Products	28,920	28,005	24,571
Smoking Products	42,650	43,816	44,213
NewGen Products	6,752	3,178	(924)
Insurance	(3,195)	-	-
Other(1)	(35,009)	(27,898)	(23,941)
	40,118	47,101	43,919

Interest expense	17,237	16,904	26,739
Interest and investment income	(736)	(517)	(886)
Loss on extinguishment of debt	2,384	6,116	2,824
Net periodic benefit expense, excluding service cost	131	180	334
Income before income taxes	$21,102	$24,418	$14,908

Capital Expenditures
Smokeless products	$1,559	$1,928	$2,975
Smoking products	-	-	-
NewGen products	708	93	232
Insurance	83	-	-
Other(1)	214	-	-
	$2,564	$2,021	$3,207
Depreciation and amortization
Smokeless products	$1,360	$1,400	$1,227
Smoking products	-	-	-
NewGen Products	1,750	928	58
Insurance	214	-	-
Other(1)	1,312	16	-
	$4,636	$2,344	$1,285

	December 31, 2018	December 31, 2017
Assets
Smokeless Products	$99,441	$94,559
Smoking Products	142,520	141,869
NewGen Products	95,397	44,914
Insurance	52,169	-
Other (1)	32,416	17,372
	$421,943	$298,714

(1)
“Other” includes sales, operating income or assets that are not assigned to the other four reportable segments, such as sales, operating income or assets of SDI and Turning Point deferred taxes. All goodwill has been allocated to reportable segments.

Revenue Disaggregation—Sales Channel

Revenues of the Smokeless and Smoking segments are comprised of sales made to wholesalers while NewGen sales are made to wholesalers, retailers, and ultimate end-customers. NewGen net sales are broken out by sales channel below.

	NewGen Segment
	For the year ended December 31,
	2018	2017	2016

Wholesalers	$8,798	$10,573	$13,009
Retail Outlets	95,334	72,005	4,155
End-customers	26,897	8,645	146
Other	116	38	-
	$131,145	$91,261	$17,310

Net Sales - Domestic and Foreign

The following table shows a breakdown of consolidated net sales between domestic and foreign.

	For the year ended December 31,
	2018	2017	2016

Domestic	$350,148	$272,951	$196,348
Foreign	15,637	12,850	9,880
	$365,785	$285,801	$206,228

Note 24. Related Party Transactions

SDI engaged the services of Pine Hill Group, LLC (“Pine Hill Group”) and Edward J. Sweeney to serve as interim Chief Financial Officer effective May 31, 2017. Mr. Sweeney carries out his role as interim Chief Financial Officer of the Company pursuant to an agreement between the Company and Pine Hill Group. Mr. Sweeney is one of the managing members of Pine Hill Group. The agreement outlines the scope of responsibilities of Pine Hill Group, as well as Mr. Sweeney’s role. These include, but are not limited to, services provided to the Company as interim Chief Financial Officer, controllership services, technical accounting and financial reporting services, and risk, valuation and transaction advisory services. Pine Hill Group is compensated at an hourly rate for performing services pursuant to the agreement. Pine Hill Group is responsible for all payments to Mr. Sweeney. As a result, Mr. Sweeney has received no direct compensation from the Company and the amount of aggregate payments made to Pine Hill Group is based on the amount of work performed on the Company’s behalf by all Pine Hill Group employees. During the years ended December 31, 2018 and 2017, the Company incurred expenses of $1.1 million and $0.6 million, respectively, related to services provided by Pine Hill Group.

Note 25. Statutory Information

Maidstone is subject to insurance laws and regulations in the jurisdictions in which it operates. These regulations include certain restrictions on the amount of dividends or other distributions available to unit holders.

Under the insurance laws of New York State, Maidstone is restricted (on basis of lower of 10% of the company’s statutory surplus at the end of the preceding twelve-month period or 100% of the company’s adjusted net investment income for the prior twelve month period) as to the amount of dividends they may declare or pay in any twelve month period without prior approval of the New York Department of Financial Services (the “NYDFS”). As of December 31, 2018, the maximum amount of dividends that may be paid without approval of the NYDFS is $-0-. Further, under New York State law, the Company may pay cash dividends only from earned surplus on a statutory basis. No dividends were declared or paid in 2018.

The Company’s insurance subsidiary, Maidstone, is subject to certain risk-based capital (“RBC”) requirements as specified by the National Association of Insurance Commissioners. Under such requirements, the amount of capital and surplus maintained by a property and casualty insurance company is to be determined on various risk factors including risk-based capital ratios. As of December 31, 2018, the capital and surplus of Maidstone did not exceed the RBC requirements. Maidstone’s RBC ratio is between 150% and 100% which requires  it to submit a corrective action plan. Maidstone is in the process of developing a plan to submit to the NAIC and the NAIC will perform an examination or take regulatory action if deemed necessary. If the amount of capital falls below the RBC minimum requirement, Maidstone may face restrictions with respect to soliciting new business and/or keeping existing business. Similar regulations will apply in states in which Maidstone may operate.

Statutory combined capital and surplus and net loss of Maidstone at December 31, 2018 was as follows (in thousands):

December 31, 2018
Statutory capital and surplus	$4,769
Statutory loss	$(9,559)

Maidstone files financial statements prepared in accordance with statutory accounting practices prescribed or permitted by insurance regulators. Statutory net income (loss) and statutory surplus, as reported to the insurance regulatory authorities, differ in certain respects from the amounts prepared in accordance with GAAP. The main differences between statutory net income (loss) and GAAP net income (loss) relate to deferred acquisition costs, deferred income taxes, unrealized appreciation or decline in value of investments and non-admitted assets.

Note 26. Selected Quarterly Financial Information (Unaudited):

The following table presents the quarterly operating results:

	1st		2nd	3rd	4th
2018
Net revenues	$82,066		$89,270	$91,595	$102,854
Net income attributable to SDI	521	(1)	3,528	1,367	(3,035)
Basic net income attributable to SDI per share	$0.03		$0.21	$0.08	$(0.18)
Diluted net income attributable to SDI per share	$0.03		$0.20	$0.08	$(0.18)

2017
Net revenues	$66,788		$72,086	$73,352	$73,575
Net income attributable to SDI	1,877	(2)	4,903	2,750	847
Basic net income attributable to SDI per share	$0.07		$0.20	$0.17	$0.05
Diluted net income attributable to SDI per share	$0.07		$0.20	$0.16	$0.05

(1) Includes $1,883 of loss on extinguishment of debt, net of tax of $501
(2) Includes $3,792 of loss on extinguishment of debt, net of tax of $2,324

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2018, the Company’s management, with participation of the Company’s Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.

Internal Control

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report that provides management’s assessment of our internal control over financial reporting as part of this Annual Report on Form 10-K for the year ended December 31, 2018. Management’s report is included below under the caption entitled “Management’s Report on Internal Control Over Financial Reporting,” and is incorporated herein by reference. Our independent registered public accounting firm is not yet required to formally attest to the effectiveness of our internal controls over financial reporting and will not be required to do so for as long as we are a non-accelerated filer.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on that evaluation, our management concluded our internal control over financial reporting was effective based on the criteria described above as of December 31, 2018. In conducting management's evaluation as described above, for Turning Point, IVG was excluded. The operations of IVG excluded from management's assessment of internal control over financial reporting, represent approximately 4.2% of the Company's consolidated revenues and approximately 2.3% of total assets as of December 31, 2018.

Our independent registered public accounting firm is not yet required to formally attest to the effectiveness of our internal controls over financial reporting and will not be required to do so for as long as we are a non-accelerated filer.

/s/ Ian Estus	/s/ Edward J. Sweeney
Ian Estus	Edward J. Sweeney
Chief Executive Officer	Interim Chief Financial Officer

Date: March 11, 2019	Date: March 11, 2019

Item 9B.	Other Information

Not applicable.

PART III

Except as set forth below with respect to our executive officers, information with respect to this item is set forth in our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, which is to be filed with the Securities and Exchange Commission no later than April 30, 2019 (our “Proxy Statement”), and which is incorporated herein by reference.

Executive Officers

The executive officers of the Company, their positions with the Company, their ages and a brief biography for each, are as follows:

Name	Age	Position
Gregory H.A. Baxter	65	Executive Chairman and Secretary

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

Ian Estus	44	President and Chief Executive Officer

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

Edward J. Sweeney	49	Interim Chief Financial Officer

Mr. Sweeney joined the Company as Interim Chief Financial Officer in May 2017. Mr. Sweeney also currently serves as Managing Director and Chief Operating Officer of Pine Hill Group. Mr. Sweeney has significant experience with Securities and Exchange Commission (“SEC”) filings and regulations, as both a registrant and an advisor for numerous clients, assisting them through all phases of SEC compliance from public offerings, registration statements, interim and annual financial reporting and SEC comment letter resolution. Prior to joining Pine Hill Group, Mr. Sweeney served in varying capacities at Endo Pharmaceuticals Inc., most recently as Vice President, Controller and Chief Accounting Officer, from 2004 to 2011, and in various capacities, including Audit Senior Manager, at Ernst & Young LLP from 1991 to 2004. Mr. Sweeney is a Certified Public Accountant and holds a B.S. in Accounting from Saint Joseph’s University.

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

Item 11.	Executive Compensation

Information with respect to this item will be set forth in our Proxy Statement, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item will be set forth in our Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item will be set forth in our Proxy Statement, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information with respect to this item will be set forth in our Proxy Statement, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1. Financial Statements

(a) See the Consolidated Financial Statements which begin on page 67 of this report.

2. Financial Statement Schedules

Schedule I–Financial information of Registrant as of December 31, 2018 and 2017 and for the year ended December 31, 2018 and the period from June 1, 2017 through December 31, 2017.

3.	Exhibits

Exhibit Number	Description	Reference
2.1	Contribution and Exchange Agreement, dated as of November 25, 2016, by and among Special Diversified Opportunities Inc., Standard General Master Fund L.P., P Standard General Ltd. and Standard General Focus Fund L.P.	(1)

2.2	First Amendment to Contribution and Exchange Agreement, dated as of January 25, 2017, by and among Special Diversified Opportunities Inc., Standard General Master Fund L.P., P Standard General Ltd. and Standard General Focus Fund L.P.	(2)

2.3	Second Amendment to Contribution and Exchange Agreement, dated as of April 5, 2017, by and among Special Diversified Opportunities Inc., Standard General Master Fund L.P., P Standard General Ltd. and Standard General Focus Fund L.P.	(3)

2.4	Third Amendment to Contribution and Exchange Agreement, dated as of May 3, 2017, by and among Special Diversified Opportunities Inc., Standard General Master Fund L.P., P Standard General Ltd. and Standard General Focus Fund L.P.	(4)

2.5	Stock Purchase Agreement, dated as of November 23, 2016, between Special Diversified Opportunities Inc. and Interboro LLC	(5)

2.6	Asset Purchase Agreement, dated as of November 4, 2016, between Standard Outdoor Southwest LLC and Metro Outdoor of Austin LLC	(6)

2.7	Stock Purchase Agreement dated as of November 17, 2016, by and among National Tobacco Company, L.P., the Sellers named therein and Smoke Free Technologies, Inc.	(7)

2.8#	International Vapor Group Stock Purchase Agreement dated as of September 5, 2018, between Turning Point Brands, Inc. and International VaporGroup, LLC.	(7)

2.9#	Stock Purchase Agreement, dated as of December 10, 2018, among Standard Diversified Inc., WT Holdings, Inc., a Tennessee corporation and Penny Fern Hart, an individual.	(8)

3.1	Sixth Amended and Restated Certificate of Incorporation of the Company	(9)

3.2	Third Amended and Restated Bylaws of the Company	(10)

4.1	Registration Rights Agreement, dated as of June 1, 2017, among the Registrant, Standard General Master Fund L.P., P Standard General Ltd. and Standard General Focus Fund L.P.	(11)

4.2	Registration Rights Agreement, dated as of May 10, 2016, by and among Turning Point Brands, Inc. and the stockholders named therein.	(7)

10.1	2017 Omnibus Equity Compensation Plan of the Company*	(12)

10.2	1998 Employee Stock Purchase Plan*	(13)

10.3	Contract Manufacturing, Packaging and Distribution Agreement dated as of September 4, 2008, between National Tobacco Company, L.P. and Swedish Match North America, Inc.	(7)

10.4	Amended and Restated Distribution and License Agreement dated as of November 30, 1992, between Bolloré Technologies, S.A. and North Atlantic Trading Company, Inc., as predecessor to North Atlantic Operating Company, Inc. (U.S.)	(7)

10.5	Amended and Restated Distribution and License Agreement dated as of November 30, 1992, between Bolloré Technologies, S.A. and North Atlantic Trading Company, Inc., as predecessor to North Atlantic Operating Company, Inc. (Canada)	(7)

10.6	Amendment to the Amended and Restated Distribution and License Agreement dated March 31, 1993 between Bolloré Technologies, S.A. and North Atlantic Trading Company, Inc.	(7)

10.7	Amendment to the Amended and Restated Distribution and License Agreements dated June 10, 1996, between Bolloré Technologies, S.A. and North Atlantic Trading Company, Inc. (U.S. & Canada)	(7)

10.8	Amendment to the Amended and Restated Distribution and License Agreement dated September 1996, between Bolloré Technologies, S.A. and North Atlantic Trading Company, Inc. (U.S. & Canada)	(7)

10.9	Restated Amendment to the Amended and Restated Distribution and License Agreement between Bolloré Technologies, S.A. and North Atlantic Operating Company, Inc. dated June 25, 1997 (U.S. & Canada)	(7)

10.10	Amendment to the Amended and Restated Distribution and License Agreement dated October 22, 1997, between Bolloré Technologies, S.A. and North Atlantic Operating Company, Inc. (U.S. & Canada)	(7)

10.11	Amendment to the Amended and Restated Distribution and License Agreement dated June 19, 2002, between Bolloré S.A. and North Atlantic Operating Company, Inc. (U.S. & Canada)	(7)

10.12	Trademark Consent Agreement, dated March 26, 1997, between Bolloré Technologies, S.A. and North Atlantic Trading Company, Inc.	(7)

10.13	Amendment to the Amended and Restated Distribution and License Agreement dated February 28, 2005, between Bolloré S.A. and North Atlantic Operating Company, Inc. (U.S. & Canada)	(7)

10.14	Amendment to the Amended and Restated Distribution and License Agreement dated April 20, 2006, between Bolloré S.A. and North Atlantic Operating Company, Inc. (U.S. & Canada)	(7)

10.15	Amendment to the Amended and Restated Distribution and License Agreement dated March 10, 2010, between Bolloré S.A. and North Atlantic Operating Company, Inc. (U.S. & Canada)	(7)

10.16	Consent Agreement dated as of April 4, 1997, between Bolloré Technologies, S.A. and North Atlantic Trading Company, Inc.	(7)

10.17	Amendment No. 1 to Consent Agreement dated as of April 9, 1997, between Bolloré Technologies, S.A. and North Atlantic Operating Company, Inc.	(7)

10.18	Amendment No. 2 to Consent Agreement dated as of June 25, 1997, between Bolloré Technologies, S.A. and North Atlantic Operating Company, Inc.	(7)

10.19	Trademark Consent Agreement dated July 31, 2003, among Bolloré Technologies, S.A., North Atlantic Trading Company, Inc. and North Atlantic Operating Company, Inc.	(7)

10.20	Amendment No. 2 to Trademark Consent Agreement dated December 17, 2012, between Bolloré S.A. and North Atlantic Operating Company, Inc.	(7)

10.21	License and Distribution Agreement dated March 19, 2013 between Bolloré S.A. and North Atlantic Operating Company, Inc.	(7)

10.22	Distributors Supply Agreement dated as of April 1, 2013, between National Tobacco Company, L.P. and JJA Distributors, LLC	(7)

10.23	Amendment No. 1 to the Amended and Restated Exchange and Stockholders’ Agreement dated April 28, 2016	(7)

10.24	First Lien Credit Agreement dated as of February 17, 2017, by and among Turning Point Brands, Inc., Fifth Third Bank, and the lenders party thereto	(7)

10.25	Second Lien Credit Agreement dated as of February 17, 2017, by and among Turning Point Brands, Inc., as the Borrower, Prospect Capital Corporation, as administrative agent, and the lenders party thereto	(7)

10.26	First Lien Guaranty and Security Agreement dated as of February 17, 2017, by and among Turning Point Brands, Inc., Fifth Third Bank, and the lenders party thereto	(7)

10.27	Second Lien Guaranty and Security Agreement dated as of February 17, 2017, by and among Turning Point Brands, Inc., Prospect Capital Corporation, and the lenders party thereto	(7)

10.28	Intercreditor Agreement dated as of February 17, 2017, by and among Turning Point Brands, Inc., the other grantors party thereto, Fifth Third Bank, as first lien collateral agent, and Prospect Capital Corporation, as second lien collateral agent	(7)

10.29	Amended and Restated First Lien Credit Agreement, dated as of March 7, 2018, by and among Turning Point Brands, Inc. and its subsidiaries, as the obligors, Fifth Third Bank, as administrative agent, and the lenders party thereto	(7)

10.30	Amended and Restated Second Lien Credit Agreement, dated as of March 7, 2018, by and among Turning Point Brands, Inc. and its subsidiaries, as obligors, Prospect Capital Corporation, as administrative agent, and the lenders party thereto	(7)

10.31	Omnibus Amendment, Reaffirmation Agreement and Joinder, dated as of March 7, 2018, by and among Turning Point Brands, Inc. and its subsidiaries, as the Grantors, Fifth Third Bank, as administrative agent, and the lenders party thereto	(7)

10.32	Second Lien Omnibus Amendment, Reaffirmation Agreement and Joinder, dated as of March 7, 2018, by and among Turning Point Brands, Inc. and its subsidiaries, as the Grantors, Fifth Third Bank, as administrative agent, and the lenders party thereto	(7)

10.33	First Amendment to Second Lien Intercreditor Agreement, dated as of March 7, 2018, by and among Turning Point Brands, Inc., and the other grantors party thereto, Fifth Third Bank, as first lien collateral agent, and Prospect Capital Corporation, as second lien collateral agent	(7)

10.34	Form of Installment Note issued to VaporBeast Stockholders on November 30, 2016	(7)

10.35	Form of 18-Month Note issued to VaporBeast Stockholders on November 30, 2016	(7)

10.36	Form of Guaranty to VaporBeast Shareholders dated November 17, 2016	(7)

10.37	Capital on DemandTM Sales Agreement, dated August 10, 2018, by and between Standard Diversified Inc. and JonesTrading Institutional Services LLC	(14)

10.38	Asset Purchase Agreement, dated as of January 18, 2018, by and between Standard Outdoor Southeast I LLC and Quality I/N Signs and Outdoor Advertising, LLC	(10)

10.39+	Promissory Note and Security Agreement, dated as of January 18, 2018, by and between Standard Outdoor Southeast I LLC and Quality I/N Signs and Outdoor Advertising, LLC	(10)

10.40	Asset Purchase Agreement, dated as of February 20, 2018, by and between Standard Outdoor Southeast II LLC and Vista Outdoor Corporation	(10)

10.41+	Promissory Note and Security Agreement, dated as of February 20, 2018, by and between Standard Outdoor Southeast I LLC and Vista Outdoor Corporation	(10)

10.42	Term Loan Agreement, dated as of February 2, 2018, by and among Standard Diversified Inc., Standard Outdoor LLC, Standard Outdoor Southwest LLC, Standard Outdoor Southeast I LLC, Standard Outdoor Southeast II LLC, Crystal Financial LLC, as administrative agent and collateral agent, and the financial institutions from time to time party thereto	(15)

21.1	Subsidiaries of the Company (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification of the Principal Executive Officer of Standard Diversified Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Principal Financial Officer of Standard Diversified Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1
Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Scheme Document (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed November 25, 2016 and incorporated by reference herein.
(2)	Filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (No. 333-215802) filed on January 30, 2017 and incorporated by reference herein.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed April 6, 2017 and incorporated by reference herein.

(4)	Filed as an exhibit to Amendment No. 4 to the Company’s Registration Statement on Form S-4 (No. 333-215802) filed on May 5, 2017 and incorporated by reference herein.
(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed November 25, 2016 and incorporated by reference herein.
(6)	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-215802) filed on January 30, 2017 and incorporated by reference herein.
(7)	Filed as an exhibit to the Annual Report on Form 10-K of Turning Point Brands, Inc. filed on March 8, 2018 and incorporated by reference herein.
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed December 10, 2018 and incorporated by reference herein.
(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed August 10, 2018 and incorporated by reference herein.
(10)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2018 and incorporated by reference herein.
(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 5, 2017 and incorporated by reference herein.
(12)	Filed as an exhibit to the Company’s Information Statement on Schedule 14C filed on July 28, 2017 and incorporated by reference herein.
(13)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (No. 333- 68107) filed on November 30, 1998 and incorporated by reference herein.
(14)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed November 9, 2018 and incorporated by reference herein.
(15)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed February 5, 2018 and incorporated by reference herein.

*	Management contract or compensatory plan.
#
Schedules to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.

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

STANDARD DIVERSIFIED INC.

Date:	March 11, 2019	/s/ Ian Estus
Ian Estus
Chief Executive Officer

Date:	March 11, 2019	/s/ Edward J. Sweeney
Edward J. Sweeney
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	March 11, 2019	/s/ Ian Estus
Ian Estus
Chief Executive Officer

Date:	March 11, 2019	/s/ Edward J. Sweeney
Edward J. Sweeney
Interim Chief Financial Officer

Date:	March 11, 2019	/s/ Gregory H.A. Baxter
Gregory H.A. Baxter
Executive Chairman of the Board of Directors

Date:	March 11, 2019	/s/ David M. Wurzer
David M. Wurzer
Director

Date:	March 11, 2019	/s/ Thomas F. Helms, Jr.
Thomas F. Helms, Jr.
Director

Date:	March 11, 2019	/s/ David Glazek
David Glazek
Director

Date:	March 11, 2019	/s/ Arnold Zimmerman
Arnold Zimmerman
Director

SCHEDULE I
Financial Information of Registrant

STANDARD DIVERSIFIED INC (Parent Company Only)
BALANCE SHEETS
(in thousands)

ASSETS

	December 31, 2018	December 31, 2017

Cash and cash equivalents	$12,171	$15,605
Investments in capital stocks of subsidiaries, at equity	56,762	27,393
Receivables and other assets	955	503
Total Assets	$69,888	$43,501

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31,	December 31,
	2018	2017

Current liabilities	$1,984	$1,064
Notes payable	14,210	-
Total liabilities	16,194	1,064
Shareholders’ equity	53,694	42,437
Total liabilities and shareholders’ equity	$69,888	$43,501

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands)

	For the Year ended December 31, 2018	For the period from June 1, 2017 to December 31, 2017

Equity in income of subsidiaries	$8,607	$7,906
Interest and other	34	64
Total	8,641	7,970

General and administrative expenses	4,880	2,323
Interest expense	1,380	-
Total	6,260	2,323
Income before income tax	2,381	5,647
Income tax expense	-	-
Net income	2,381	5,647
Equity in other comprehensive income of subsidiaries	(137)	762
Total comprehensive income	$2,244	$6,409

SCHEDULE I
Financial Information of Registrant

STANDARD DIVERSIFIED INC (Parent Company Only)
STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year ended December 31, 2018	For the period from June 1, 2017 to December 31, 2017
Operating Activities:
Net Income	$2,381	$5,647
Dividends received from subsidiary	1,181	393
Stock-based compensation expense	744	249
Amortization of deferred financing costs	170	-
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity method investees	(8,607)	(7,906)
Changes in operating assets and liabilities, net
Receivables and other assets	1,093	(226)
Accounts payable and accrued liabilities	(719)	(2,515)
Net cash used in operating activities	(3,757)	(4,358)

Investing Activities:
Investments in and advances to subsidiaries	(10,000)	-
Acquisitions	(9,895)	(290)
Net cash used in investing activities	(19,895)	(290)

Financing Activities:
Proceeds from borrowings under SDI term loan	14,039	-
Proceeds from issuance of stock, net of issuance costs	6,810	-
Repurchase of SDI common shares	(631)	-
Net cash provided by financing activities	20,218	-

Net decrease in cash	(3,434)	(4,648)

Cash, beginning of period
Unrestriced	15,605	20,253
Restricted	-	-
Total cash at beginning of period	15,605	20,253

Cash, end of period
Unrestriced	12,171	15,605
Restricted	-	-
Total cash at end of period	$12,171	$15,605

SCHEDULE I-NOTES TO THE FINANCIAL STATEMENTS (PARENT ONLY)

NOTE 1. BACKGROUND

These parent company-only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of Standard Diversified Inc. (“SDI”) (as defined in Rule 4-08(e)(3) of Regulation S-X) exceed 25% of the consolidated net assets of the Company. The ability of SDI’s operating subsidiaries to pay dividends is restricted by the terms of the borrowings described in Note 15 to the consolidated financial statements.

These parent company financial statements have been prepared using the same accounting principles and policies described in the notes to the consolidated financial statements, with the only exception being that the parent company accounts for its subsidiaries using the equity method. These financial statements should be read in conjunction with the consolidated financial statements and related notes thereto.

On June 1, 2017, SDI consummated a Contribution and Exchange Transaction (the “Contribution and Exchange”) to acquire a 52.1% controlling interest in Turning Point Brands, Inc. (“Turning Point”). The transaction was accounted for as a recapitalization or reverse acquisition. Turning Point was the accounting acquirer for financial reporting purposes, notwithstanding the legal form of the transaction. The primary reason the transaction was treated as a purchase by Turning Point rather than a purchase by SDI was because SDI was a shell company with limited operations and Turning Point’s stockholders gained majority control of the outstanding voting power of the Company’s equity securities through their collective ownership of a majority of the outstanding shares of Company common stock. Consequently, reverse acquisition accounting has been applied to the transaction. Accordingly, the historical financial statements of Turning Point through May 31, 2017 became the Company’s historical financial statements, including the comparative prior periods. These consolidated financial statements include the results of SDI from June 1, 2017, the date the reverse acquisition was consummated. As of December 31, 2018, SDI has a 50.3% ownership interest in Turning Point.

These financial statements include the year ended December 31, 2018 and the period from June 1, 2017 through December 31, 2017, the period in which SDI was a parent company. During these periods, SDI received dividends of $1.1 million and $0.4 million from Turning Point.