Form 10-K/A
period 2018-12-31
STANDARD DIVERSIFIED INC.
filed 2019-04-29
CIK 911649

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

At April 15, 2019, there were 9,061,330 shares outstanding of the registrant’s Class A common stock, par value $0.01 per share and 7,753,366 shares outstanding of the registrant’s Class B common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None in this Amendment No. 1 on Form 10-K/A.

EXPLANATORY NOTE

On March 11, 2019, Standard Diversified Inc. (the “Company,” “we,” “us,” “our” and “SDI”) filed its Annual Report on Form 10-K for the year ended December 31, 2018 (the “Original Filing”), with the Securities and Exchange Commission (the “SEC”).  The Company indicated that it would incorporate Part III of Form 10-K in the Original Filing by reference to the Company’s definitive proxy statement for its 2019 Annual Meeting of Stockholders.  Because the Company does not anticipate filing its definitive proxy statement by April 30, 2019, the Company is filing this Amendment No. 1 (this “Amendment”) on Form 10-K/A, which amends and restates items identified below with respect to the Original Filing and provides the disclosure required by Part III of Form 10-K.

This Form 10-K/A only amends information in Part III, Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), Item 14 (Principal Accounting Fees and Services) and Part IV, Item 15 (Exhibits, Financial Statement Schedules).  All other items as presented in the Original Filing are unchanged.  Except for the foregoing amended and restated information, this Amendment does not amend, update or change any other information presented in the Original Filing.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Form 10-K/A contains new certifications by our principal executive officer and our principal financial and accounting officer, filed as exhibits hereto.

STANDARD DIVERSIFIED INC.

FORM 10-K/A

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Gregory H.A. Baxter, Director since 2015, age 65

Mr. Baxter joined the Company as a director in October 2015 and became our Executive Chairman in June 2017.  He has also served as our Interim Chief Executive Officer since March 29, 2019.  Mr. Baxter has been an independent corporate finance consultant primarily for middle-market corporations and closely held businesses since 2005. Previously from 2003 to 2005, he was Managing Director and Head of Hedge Fund Sales and Marketing at Diaz & Altschul Capital Management, where his primary focus was bringing its investment products to prospective corporate and institutional clients.  He was also a member of the Investment Committee.  Immediately prior to joining Diaz & Altschul, he was Managing Director and Head of Generalist/Cross-Border Mergers & Acquisitions at SG Cowen Securities Corporation, the U.S. investment bank of French bank, Société Générale from 2000 to 2002. There, he re-established the cross-border effort and worked globally in industries such as food, retail, consumer products, transportation and oil and gas.  He was also a member of the SG Cowen Fairness Opinion Review Committee.  Prior to SG Cowen he was at Rothschild Inc. for almost six years, from 1994 to 2000, where he specialized in advising on industrial/engineering companies, including automotive, domestic and cross border mergers, acquisitions and divestitures.  He was also a founding member of SW Capital, an M&A boutique that specialized in middle-market transactions for Fortune 500 companies.  Prior to that, he was a Vice President of Irving Trust Company’s Corporate Financial Counseling Department, providing M&A and other corporate finance advice to the bank’s clients. He sits on the board of Turning Point Brands, Inc. (NYSE: TPB) (“Turning Point”), a leading provider of Other Tobacco Products.  Mr. Baxter holds a B.A. from the University of Victoria in Canada and an M.B.A. from the Ivey Business School in London.

Mr. Baxter has years of experience as a financial consultant. His significant experience with corporate investments, mergers and acquisitions is of importance to the Company as it continues to pursue opportunities for partnerships, alliances and future growth.

David Glazek, Director since 2017, age 41

Mr. Glazek joined the Company as a director in August 2017. He joined Standard General in 2008, where he is currently a Partner and the Portfolio Manager of the SG Special Situations Fund. His responsibilities include investment research and analysis and helping companies that Standard General controls or influences with operational, transactional and financing needs. He was formerly an investment banker at Lazard Frères & Co., where he focused on mergers and acquisitions and corporate restructurings. He has also worked at the Blackstone Group. Mr. Glazek is currently a Director of Turning Point and a Manager of Standard Purification Holdings LLC and Donau Carbon USA LLC. He holds a B.A. from the University of Michigan and a J.D. from Columbia Law School.

Mr. Glazek brings significant finance and private equity experience to the Board of SDI. Mr. Glazek is a Partner of Standard General, the investment manager of SDI’s largest shareholders, where his responsibilities include investment research and analysis and helping companies with operational, transactional, financing, and legal needs.

Thomas F. Helms, Jr., Director since 2017, age 78

Mr. Helms joined the Company as a director in August 2017. He has been a director of Turning Point since 1997 and has served as its Non-Executive Chairman since May 2016. He served as Executive Chairman from May 2006 to May 2016 and as Non-Executive Chairman from June 1997 to May 2006. He also formerly served as Turning Point’s President. Mr. Helms also formed the predecessor company of Turning Point to acquire certain loose leaf chewing tobacco assets of Lorillard, Inc.

Mr. Helms is well-qualified to serve as a director due to his many years of experience in the tobacco industry; particularly in his role in forming the predecessor company of Turning Point.  This experience is of importance to the Company as it provides him with a deep knowledge of the industry of the Company’s largest subsidiary, Turning Point.

David M. Wurzer, Director since 2010, age 60

Mr. Wurzer joined the Company as a director in February 2010. Since 2009, Mr. Wurzer has served as Managing Director, Investments, Senior Managing Director, Investments, and beginning April 2014, as Executive Vice President and Chief Investment Officer at Connecticut Innovations (CI), the State’s “venture capital arm”. He is responsible for oversight of the CI Ventures’ venture capital portfolio and team, as well as sourcing and analyzing investment opportunities, leading CI investments in entrepreneurial high-tech ventures and advising portfolio companies. Prior to joining CI, Mr. Wurzer served as Executive Vice President, Treasurer and Chief Financial Officer of CuraGen Corporation, a biopharmaceutical development company, from September 1997 through December 2007. He has over 30 years of financial experience with growth-oriented companies, including direct involvement with raising capital, strategic transactions and mergers and acquisitions, for both start-up companies and publicly-held entities. Mr. Wurzer serves on the boards of Thetis Pharmaceuticals, LLC and ReNetX Bio, Inc, which are privately held, and on the boards of Summit Therapeutics plc (NASDAQ: SMMT, LON:SUMM), a biopharmaceutical company focused on the discovery, development and commercialization of novel medicines for indications for which there are no existing or only inadequate therapies, and Bioasis Technologies, Inc. (OTCQB:BIOAF, TSX.V.BTI), a pre-clinical, research-stage biopharmaceutical company developing its proprietary xB3 ™ platform technology for the delivery of therapeutics across the blood-brain barrier (BBB) and the treatment of CNS disorders in areas of high unmet medical need, including brain cancers and neurodegenerative diseases. Mr. Wurzer holds a BBA degree in Accountancy from the University of Notre Dame.

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

Arnold Zimmerman, Director since 2018, age 81

Mr.  Zimmerman joined the Company as a director in April 2018. Since 2007, he has been President of Catchers Mitt LLC, a marketing consulting company focused on personal care products. From 2002 to 2007, Mr. Zimmerman was the Chairman and CEO of 291 Digital LLC, a graphics imaging and printing company, and from 1999 to 2002 he was Chairman, President and CEO of AM Products Company. He has also held senior executive positions at Revlon-North America and the L’Oreal Retail Hair Products Division from 1967 to 1992. Mr. Zimmerman holds a bachelor of arts from the University of Miami.

Mr. Zimmerman brings considerable experience leading a number of consumer product companies. This experience is of importance to the Company as it continues to pursue opportunities for partnerships, alliances and future growth.

Executive Officers

The following table lists our executive officers.  Our Board elects our executive officers annually for terms of one year and may remove any of our executive officers with or without cause.

Name	Age	Position

Gregory H.A. Baxter	65	Executive Chairman and Interim Chief Executive Officer

Edward J. Sweeney	49	Interim Chief Financial Officer

Bradford A. Tobin	36	General Counsel and Secretary

Gregory H.A. Baxter. See above.

Edward J.  Sweeney joined the Company as Interim Chief Financial Officer in May 2017. Mr. Sweeney also currently is a Partner at CFGI, which acquired Pine Hill Group in April 2019.  Mr. Sweeney has significant experience with Securities and Exchange Commission (“SEC”) filings and regulations, as both a registrant and an advisor for numerous clients, assisting them through all phases of SEC compliance from public offerings, registration statements, interim and annual financial reporting and SEC comment letter resolution. Prior to joining Pine Hill Group in July 2011, Mr. Sweeney served in varying capacities at Endo Pharmaceuticals Inc., most recently as Vice President, Controller and Chief Accounting Officer, from 2004 to 2011, and in various capacities, including Audit Senior Manager, at Ernst & Young LLP from 1991 to 2004. Mr. Sweeney is a Certified Public Accountant and holds a B.S. in Accounting from Saint Joseph’s University.

Bradford A. Tobin joined the Company as Secretary and General Counsel effective of January 2, 2018. Mr. Tobin has over 10 years of legal and operational experience. Immediately prior to joining the Company, Mr. Tobin served as the General Counsel and Senior Vice President of General Wireless Operations Inc. dba RadioShack. Preceding this role, Mr. Tobin served on the distressed debt team at Silver Point Capital, LP. Mr. Tobin holds a Juris Doctor from St. John’s University, School of Law in New York and a B.S. in Economics from the University of Wisconsin-Madison.

Corporate Governance

Board Meetings and Committees.Our Board of Directors has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.  The committees report their actions to the full Board at the Board’s next regular meeting.  The following table shows on which of our Board’s committees each of our directors served.

Our Board of Directors held six meetings in the fiscal year ended December 31, 2018.  The Company does not have a specific written policy with regard to attendance of directors at our annual meetings of stockholders, although board member attendance is strongly encouraged.  Of our six current directors, all except David Glazek attended at least 75% of the total number of meetings held by the Board and all committees on which the director served.  At each meeting of the Board of Directors, there was an executive session attended only by the Independent Directors.

Committee
Board Member	Audit		Compensation		Nominating & Corporate Governance
Gregory H.A. Baxter
Ian Estus
David Glazek			X	*	X
Thomas F. Helms, Jr.	X		X		X	*
David M. Wurzer	X	*	X		X
Arnold Zimmerman	X

*	Chairperson

General Duties of Each Committee

The general duties of each committee are as follows:

Audit Committee

The Board of Directors has adopted a written Audit Committee Charter.  A copy of the Audit Committee Charter is posted on our website under “Investor Relations/Corporate Governance”.

•	Selects the Company’s independent auditors.

•	Reviews the results and scope of the annual audit and the services provided by the Company’s independent auditors.

•	Reviews the recommendations of the Company’s independent auditors with respect to the accounting system and controls.

•	Review and approve related parties’ transactions.

•	Met five times during our fiscal year ended December 31, 2018.

Compensation Committee

The Board of Directors has adopted a written Compensation Committee Charter.  A copy of the Compensation Committee Charter is posted on our website under “Investor Relations/Corporate Governance”.

•	Reviews and approves salaries for all corporate officers.

•	Reviews and approves all incentive and special compensation plans and programs.

•	Reviews and approves management succession planning.

•	Conducts special competitive studies.

•	Retains compensation consultants as necessary and appropriate.

•	Reviews and recommends to the Board compensation for non-employee directors.

•	Acted one time by written consent during our fiscal year ended December 31, 2018.

Nominating and Corporate Governance Committee

The Board of Directors has adopted a written Nominating and Corporate Governance Committee Charter.  A copy of the Nominating and Corporate Governance Committee Charter is posted on our website under “Investor Relations/Corporate Governance”.

•	Identifies individuals eligible to become members of the Board of Directors.

•	Select and recommend to the Board the director nominees for the Board for the next annual meeting of shareholders.

•	Oversee the evaluation of the Board.

•	Acted one time by written consent during our fiscal year ended December 31, 2018.

Independence of Committees.  The Board of Directors has determined each member of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee of the Board meets the independence requirements applicable to members of those committees as prescribed by the NASDAQ Stock Market, LLC, the Commission and the Internal Revenue Service.  The Board of Directors has further determined that David M. Wurzer, Chair of the Audit Committee, is an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K promulgated by the Commission.

Code of Business Conduct and Ethics.  We have adopted a Code of Business Conduct and Ethics applicable to all of our directors, officers and employees, as well of our subsidiaries which we control.  The Code of Business Conduct and Ethics qualifies as a Code of Ethics, within the meaning of Item 406 of Regulation S-K promulgated by the Commission, applicable to our Chief Executive Officer, Chief Financial Officer and Controller.  If we make any amendments to the Code of Business Conduct and Ethics (other than technical, administrative, or other non-substantive amendments), or waive (explicitly or implicitly) any provision of the Code of Business Conduct and Ethics to the benefit of our Chief Executive Officer, Chief Financial Officer or Controller, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in the investor relations portion of our website at www.standarddiversified.com, or in a report on Form 8-K that we file with the Commission.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (CONTINUED)

Risk Oversight by the Board.  The Board of Directors, acting mainly through the Audit Committee, is actively involved in the oversight of the significant risks affecting the Company’s operations and strategic initiatives. Our risk analysis efforts are designed to identify the most significant risks that confront the Company, though these risks may vary from time to time. Overall, the risks we assess encompass enterprise, operational, compliance and financial risks.

Management periodically reports to the Audit Committee and the Board of Directors on their assessment of risks facing the Company and mitigation activities designed to facilitate the maintenance of risk within acceptable levels.

In particular, our Audit Committee is tasked pursuant to its charter to “review and discuss with management, including the Chief Financial Officer, and the independent auditor any significant risks or exposures and assess the steps management has taken to minimize such risks, and to discuss with management, including the Chief Financial Officer and the independent auditor, and oversee the Company’s underlying policies with respect to risk assessment and risk management.”  As appropriate, the Chairman of the Audit Committee reports to the full Board of Directors on the activities of the Audit Committee in this regard, allowing the Audit Committee and the full Board to coordinate their risk oversight activities.

Board Leadership Structure.  Our governance documents provide the Board with flexibility to select the appropriate leadership structure for the Company. In making leadership structure determinations, the Board may consider many factors, including the specific needs of our business and what is in the best interests of our stockholders.  Currently, the Chairman of our Board, Mr. Baxter, is an Executive Chairman, meaning that he is also an officer of the Company.  In addition, Mr. Baxter was named Interim Chief Executive Officer on March 29, 2019.  We believe that the overlap between our Board of Directors and executive management has been advantageous to us, as we have benefited from strong, clear, consistent and cohesive leadership, with a senior executive setting the tone and having ultimate responsibility for all of our operating and strategic functions, thus providing unified leadership and direction for our Board of Directors and our operational functions. While our Board of Directors has never concluded that the role of Chairman must always be held by a senior executive, and reserves the right to reconsider this matter, it intends to continue the current arrangement for the foreseeable future.

 Section 16(a) Beneficial Ownership Reporting Compliance.  Based solely on our review of copies of forms filed pursuant to Section 16(a) and submitted to us during and with respect to our fiscal year ended December 31, 2018, we believe that, during our fiscal year ended December 31, 2018, our executive officers and directors, and beneficial owners of more than 10% of our Common Stock, made all required filings under Section 16(a) of the Securities Exchange Act on a timely basis, except as follows: Standard General L.P. filed a Form 4 with respect to a June 5, 2018 transaction late, on July 6, 2018; Mr. Estus, our former CEO, filed a Form 4 with respect to a June 9, 2018 transaction late, on July 18, 2018; Mr. Baxter, our Executive Chairman and Interim CEO, filed a Form 4 with respect to a June 9, 2018 transaction late, on July 19, 2018; Mr. Zimmerman, a member of our Board, filed a Form 3 with respect to his joining our Board on April 18, 2018 late, on August 21, 2018; Mr. Helms, a member of our Board, filed a Form 4 with respect to transactions on August 13-16, 2018 transaction late, on August 21, 2018, a Form 4 with respect to transactions on August 23-24, 2018 transaction late, on August 28, 2018, a Form 4 with respect to a transaction on September 5, 2018 transaction late, on September 10, 2018, and a Form 4 with respect to a transaction on September 13, 2018 transaction late, on September 24, 2018.

ITEM 11. EXECUTIVE COMPENSATION

The Compensation Committee of the Board has responsibility for establishing, implementing and continually monitoring adherence with the Company’s compensation philosophy.  The Compensation Committee believes that given the nascent nature of our Company’s operations to date, it is appropriate to utilize a simple compensation structure consisting of cash salary, designed to compensate our named executive officers for their time and efforts on a current basis, and grants of shares of our Class A Common Stock subject to time-based vesting conditions, in order to incentivize our named executive officers to work towards the enhancement of value of our stock. The vesting terms of the restricted stock grants are also intended to act as a retention incentive.

The following discussion makes reference to our former Chief Executive Officer, Ian Estus, who ceased to serve in that capacity as of March 29, 2019.  Mr. Estus was our Chief Executive Officer through our fiscal year ended December 31, 2018.

Summary Compensation Table

The following table lists, for our fiscal years ended December 31, 2018 and December 31, 2017, cash and other compensation paid to, or accrued by us, for our chief executive officer and each of the persons who, based upon total annual salary, annual incentive compensation and bonus, was one of our other two most highly compensated executives during the fiscal year ended December 31, 2018.

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	All Other Compensation	Total

Gregory H.A. Baxter	2018	$96,405	--	--	--	$96,405
Executive Chairman and	2017	$53,438	--	$300,000	--	$353,438
Interim CEO (2)

Edward J. Sweeney	2018	--	--	--	--	--
Interim CFO and Treasurer(3)	2017	--	--	--	--	--

Bradford A. Tobin	2018	$200,000	--	$348,306	--	$548,306
General Counsel and Secretary(4)

Ian Estus	2018	$400,000	--	--	--	$400,000
President and CEO (5)	2017	$225,000	$100,000	$900,000	--	$1,225,000

(1)
Represents the grant date fair value of restricted share awards calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.  See Note 19 to the Company’s consolidated financial statements included in the Company's Annual Report for the year ended December 31, 2018 for additional information regarding restricted shares.

(2)
Effective upon his appointment as Executive Chairman in 2017, Mr. Baxter received an annual salary of $95,000. During 2018, his annual salary was increased to $98,372.  Mr. Baxter is also eligible to receive an annual bonus to be determined at the discretion of the Board. No bonus was awarded for 2018.

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

(4)
Effective upon his appointment as Secretary and General Counsel, Mr. Tobin receives an annual salary of $200,000 and an annual bonus to be determined at the discretion of the Board.  No bonus was awarded for 2018.  Mr. Tobin also received 32,552 restricted shares of Class A Common Stock which shall vest in three installments on December 31, 2018, December 31, 2019, and December 31, 2020, respectively.  Vesting is subject to continued service to the Company and would accelerate upon a termination by the Company without Cause.

(5)
Mr. Estus ceased to serve as the Company’s CEO as of March 29, 2019. As Chief Executive Officer, Mr. Estus received an annual salary of $400,000 and an annual bonus to be determined at the discretion of the Board. No bonus was awarded for 2018.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning unvested restricted share units as of December 31, 2018.  No options to purchase common stock were outstanding on such date.

Name	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested(1)

Gregory H. A. Baxter.	18,908	$280,784

Edward J. Sweeney	--	--

Bradford A. Tobin.	21,701	$322,260

Ian Estus	56,724	$842,140

(1)
Calculated by multiplying the number of shares in the preceding column by $14.85, the closing price per share of the Company’s Class A Common Stock on December 31, 2018, the last trading day of our last fiscal year.

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

Pursuant to the Company’s director compensation policy, each non-employee Board member is eligible to receive annual compensation in such amount as is determined, by a majority of Board members, from time to time to be appropriate. Such compensation is currently established as set forth below.  Mr. Glazek has waived receipt of all such compensation.

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

•
In addition, each non-employee member of the Board shall receive an annual grant of restricted shares of our Class A Common Stock valued at $32,500, which shares shall be valued for the purposes of the grant at the closing price of the Common Stock on the date of each grant.

The following table shows the compensation paid to the members of the Company’s Board of Directors for our fiscal year ended December 31, 2018.

Director Compensation Table

Name and Principal Position	Fees Earned Or Paid In Cash	Share Awards(1)	All Other Compensation	Total
David Glazek(2)	--	--	--	--
Thomas F. Helms, Jr.	$43,500	$32,504	-	$81,004
David M. Wurzer	$48,500	$32,504	-	$76,004
Arnold Zimmerman	$26,625	$32,504	-	$59,129

(1)
Mr. Wurzer, Mr. Helms and Mr. Zimmerman were each granted 2,097 shares of restricted stock on August 17, 2018. These shares vest on the first anniversary of the grant. These amounts are based upon the grant date fair value of the share awards calculated in accordance with ASC Topic 718. The assumptions used in determining the amounts in the column are set forth in Note 19 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the Commission.  As of December 31, 2018, Mr. Wurzer owned options to purchase 2,463 shares of Class A Common Stock.

(2)	Mr. Glazek has waived the right to receive compensation for service as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,
DIRECTORS AND MANAGEMENT

The following table presents, as of April 15, 2019 information as to (i) the persons or entities known to the Company to be beneficial owners of more than 5% of the Class A Common Stock or Class B Common Stock, (ii) each director and director nominee, (iii) each of the named executive officers appearing in the Summary Compensation Table under “Executive Compensation” below and (iv) all directors and executive officers of the Company as a group, based on representations of executive officers and directors of the Company and filings received by the Company on Schedule 13D or 13G promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of April 15, 2019, the Company had 9,061,330 shares outstanding of Class A common stock and 7,753,336 shares outstanding of the Class B common stock. Unless otherwise indicated, the number of shares beneficially owned by the persons or entities named in the table and by all executive officers and directors as a group are presented in accordance with Rule 13d-3 under the Exchange Act and include, in addition to shares issued and outstanding, unissued shares which are subject to issuance upon exercise of options or warrants within 60 days after April 15, 2019. Such unissued shares are also included in computing the percent of class beneficially owned by such person, but are not included in computing the percent of class beneficially owned by any other person. The address of the individual beneficial owners is in care of the Company at its address listed on the first page of this Proxy Statement unless otherwise noted.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Class A Common Stock(1)	Amount and Nature of Beneficial Ownership of Class B Common Stock(1)	Options Exercisable Within 60 Days After Record Date	Total Beneficial Ownership	Percent of Class A	Percent of Class B
Gregory H.A. Baxter	23,222	-	-	*	*	*
Ian Estus	64,172	-	-	*	*	*
Edward J. Sweeney	-	-	-	*	*	*
Bradford A. Tobin	5,935	-	-	*	*	*
David M. Wurzer	5,877	3,050	2,463	*	*	*
Thomas F. Helms, Jr.	275,451	272,624	-	3.2%	3.0%	3.5%
David Glazek	-	-	-	*	*	*
Arnold Zimmerman	-	-	-	*	*	*
All officers and directors as a group (8 persons)	374,657	275,674	2,463	3.9%	4.1%	3.6%
Standard General L.P.(2)	5,934,977	7,360,075	-	78.5%	64.6%	95.0%

* Represents less than 1%.

(1)
Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the securities shown to be owned by such stockholder. The inclusion herein of securities listed as beneficially owned does not constitute an admission of beneficial ownership.

(2)
Soohyung Kim is the Chief Executive Officer of Standard General L.P. and a director of the general partner of Standard General L.P.  Standard General’s address is 767 Fifth Avenue, 12th Floor, New York, NY 10153.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transaction Approval Policy

Our Code of Business Conduct and Ethics mandate that employees, officers and directors bring promptly to the attention of a supervisor, manager or other appropriate personnel any transaction or series of transactions that may result in a conflict of interest. Pursuant to its charter, our Audit Committee shall review and address conflicts of interest of directors and executive officers, and review and approve, where appropriate, any transactions or courses of dealing with related parties (including, without limitation, significant shareholders, directors, executive officers or other members of senior management or their family members) that are significant in size or involve terms or other aspects that differ from those that would likely be negotiated with independent parties. If a member of the Audit Committee or the Board is involved in the transaction, he or she will not participate in any of the discussions or decisions about the transaction. The transaction must be approved in advance whenever practicable, and if not practicable, must be ratified as promptly as practicable.

The Company appointed Edward J. Sweeney as the Company’s Interim Chief Financial Officer, effective May 31, 2017. Mr. Sweeney carries out his role as Interim Chief Financial Officer of the Company pursuant to an agreement between the Company and Pine Hill. The agreement outlines the scope of responsibilities of Pine Hill, as well as Mr. Sweeney’s role. These include, but are not limited to, services provided to the Company as interim Chief Financial Officer, controllership services, technical accounting and financial reporting services, and risk, valuation and transaction advisory services. Pine Hill is compensated at fixed hourly rates on actual hours incurred by Pine Hill personnel plus reasonable expenses for performing services pursuant to the agreement. Pine Hill is responsible for all payments to Mr. Sweeney. As a result, Mr. Sweeney does not receive direct compensation from the Company and the amount of aggregate payments made to Pine Hill are based on the amount of work performed on our behalf. During 2018 and 2017, Pine Hill billed the Company $1,099,467 and $585,000, respectively, in fees for its services.

Independence of the Board of Directors

The Board has determined that Messrs Wurzer, Glazek and Zimmerman are independent as determined in accordance with the NYSE American listing rules. Mr. Baxter, who is employed by the Company, and Mr. Helms, who within the past three years was employed by Turning Point, are not eligible to be deemed independent in accordance with such standards.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Audit Committee has selected RSM US LLP (“RSM”) to act in the capacity of independent accountants for the current fiscal year ending December 31, 2019.  .

Fees Billed by RSM during fiscal 2018 and 2017

We paid the following fees to RSM US LLP for fiscal years 2018 and 2017. This includes fees related to work performed by RSM US LLP for our subsidiaries:

	2018	2017
Audit Fees
SDI	$233,000	$150,051
Maidstone	89,650	-
Turning Point	559,000	510,812
Total audit fees	881,650	660,863

Audit-Related Fees
SDI	38,000	50,643
Maidstone	-	-
Turning Point	20,400	55,996
Total audit-related fees	$58,400	$106,639

Tax Fees	-	-
All Other Fees	-	-
	$940,050	$767,502

Audit Fees

RSM US LLP charged $881,650 in fiscal year 2018 for audit fees and $660,863 in fiscal year 2017 for audit fees. These include professional services in connection with the audits of the SDI’s annual financial statements, the audit of Maidstone’s annual financial statements, as well as the audits of Turning Point’s annual financial statements. They also include reviews of the financial statements included in Quarterly Reports on Form 10-Q for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years shown.

Audit-related Fees

RSM US LLP charged $58,400 in fiscal year 2018 and $106,639 in fiscal year 2017 for audit-related fees. Fees in 2018 relate to Turning Point’s S-3 Registration Statement and SDI’s S-3 Registration Statement. Fees in 2017 relate to consummated acquisitions and Turning Point’s S-3 Registration Statement.

Tax Fees

RSM US LLP did not charge the Company for any tax services in fiscal years 2018 or 2017.

All Other Fees

RSM US LLP did not charge the Company for any non-audit services in fiscal year 2018 or 2017.

All of the services described in the preceding paragraphs were approved by the Audit Committee pursuant to applicable regulations

All audit, audit-related, tax and other services were pre-approved by the Audit Committee pursuant to applicable regulations.  The Audit Committee currently pre-approves all engagements of the Company’s accountants to provide both audit and non-audit services, and has not established formal pre-approval policies or procedures.  The Audit Committee did not approve any non-audit services pursuant to Rule 2-01 (c) (7) (i) (C) of Regulation S-X during 2018.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

(a) See the Consolidated Financial Statements which begin on page 67 of this report (as originally filed on March 11, 2019).

2.	Financial Statement Schedules

Schedule I–Financial information of Registrant as of December 31, 2018 and 2017 and for the year ended December 31, 2018 and the period from June 1, 2017 through December 31, 2017.

3.	Exhibits

Exhibit Number	Description	Reference
2.1	Contribution and Exchange Agreement, dated as of November 25, 2016, by and among Special Diversified Opportunities Inc., Standard General Master Fund L.P., P Standard General Ltd. and Standard General Focus Fund L.P.	(1)

2.2	First Amendment to Contribution and Exchange Agreement, dated as of January 25, 2017, by and among Special Diversified Opportunities Inc., Standard General Master Fund L.P., P Standard General Ltd. and Standard General Focus Fund L.P.	(2)

2.3	Second Amendment to Contribution and Exchange Agreement, dated as of April 5, 2017, by and among Special Diversified Opportunities Inc., Standard General Master Fund L.P., P Standard General Ltd. and Standard General Focus Fund L.P.	(3)

2.4	Third Amendment to Contribution and Exchange Agreement, dated as of May 3, 2017, by and among Special Diversified Opportunities Inc., Standard General Master Fund L.P., P Standard General Ltd. and Standard General Focus Fund L.P.	(4)

2.5	Stock Purchase Agreement, dated as of November 23, 2016, between Special Diversified Opportunities Inc. and Interboro LLC	(5)

2.6	Asset Purchase Agreement, dated as of November 4, 2016, between Standard Outdoor Southwest LLC and Metro Outdoor of Austin LLC	(6)

2.7	Stock Purchase Agreement dated as of November 17, 2016, by and among National Tobacco Company, L.P., the Sellers named therein and Smoke Free Technologies, Inc.	(7)

2.8#	International Vapor Group Stock Purchase Agreement dated as of September 5, 2018, between Turning Point Brands, Inc. and International VaporGroup, LLC.	(7)

2.9#	Stock Purchase Agreement, dated as of December 10, 2018, among Standard Diversified Inc., WT Holdings, Inc., a Tennessee corporation and Penny Fern Hart, an individual.	(8)

3.1	Sixth Amended and Restated Certificate of Incorporation of the Company	(9)

3.2	Third Amended and Restated Bylaws of the Company	(10)

4.1	Registration Rights Agreement, dated as of June 1, 2017, among the Registrant, Standard General Master Fund L.P., P Standard General Ltd. and Standard General Focus Fund L.P.	(11)

4.2	Registration Rights Agreement, dated as of May 10, 2016, by and among Turning Point Brands, Inc. and the stockholders named therein.	(12)

10.1	2017 Omnibus Equity Compensation Plan of the Company*	(13)

10.2	1998 Employee Stock Purchase Plan*	(14)

10.3	Contract Manufacturing, Packaging and Distribution Agreement dated as of September 4, 2008, between National Tobacco Company, L.P. and Swedish Match North America, Inc.	(7)

10.4	Amended and Restated Distribution and License Agreement dated as of November 30, 1992, between Bolloré Technologies, S.A. and North Atlantic Trading Company, Inc., as predecessor to North Atlantic Operating Company, Inc. (U.S.)	(7)

10.5	Amended and Restated Distribution and License Agreement dated as of November 30, 1992, between Bolloré Technologies, S.A. and North Atlantic Trading Company, Inc., as predecessor to North Atlantic Operating Company, Inc. (Canada)	(7)

10.6	Amendment to the Amended and Restated Distribution and License Agreement dated March 31, 1993 between Bolloré Technologies, S.A. and North Atlantic Trading Company, Inc.	(7)

10.7	Amendment to the Amended and Restated Distribution and License Agreements dated June 10, 1996, between Bolloré Technologies, S.A. and North Atlantic Trading Company, Inc. (U.S. & Canada)	(7)

10.8	Amendment to the Amended and Restated Distribution and License Agreement dated September 1996, between Bolloré Technologies, S.A. and North Atlantic Trading Company, Inc. (U.S. & Canada)	(7)

10.9	Restated Amendment to the Amended and Restated Distribution and License Agreement between Bolloré Technologies, S.A. and North Atlantic Operating Company, Inc. dated June 25, 1997 (U.S. & Canada)	(7)

10.10	Amendment to the Amended and Restated Distribution and License Agreement dated October 22, 1997, between Bolloré Technologies, S.A. and North Atlantic Operating Company, Inc. (U.S. & Canada)	(7)

10.11	Amendment to the Amended and Restated Distribution and License Agreement dated June 19, 2002, between Bolloré S.A. and North Atlantic Operating Company, Inc. (U.S. & Canada)	(7)

10.12	Trademark Consent Agreement, dated March 26, 1997, between Bolloré Technologies, S.A. and North Atlantic Trading Company, Inc.	(7)

10.13	Amendment to the Amended and Restated Distribution and License Agreement dated February 28, 2005, between Bolloré S.A. and North Atlantic Operating Company, Inc. (U.S. & Canada)	(7)

10.14	Amendment to the Amended and Restated Distribution and License Agreement dated April 20, 2006, between Bolloré S.A. and North Atlantic Operating Company, Inc. (U.S. & Canada)	(7)

10.15	Amendment to the Amended and Restated Distribution and License Agreement dated March 10, 2010, between Bolloré S.A. and North Atlantic Operating Company, Inc. (U.S. & Canada)	(7)

10.16	Consent Agreement dated as of April 4, 1997, between Bolloré Technologies, S.A. and North Atlantic Trading Company, Inc.	(7)

10.17	Amendment No. 1 to Consent Agreement dated as of April 9, 1997, between Bolloré Technologies, S.A. and North Atlantic Operating Company, Inc.	(7)

10.18	Amendment No. 2 to Consent Agreement dated as of June 25, 1997, between Bolloré Technologies, S.A. and North Atlantic Operating Company, Inc.	(7)

10.19	Trademark Consent Agreement dated July 31, 2003, among Bolloré Technologies, S.A., North Atlantic Trading Company, Inc. and North Atlantic Operating Company, Inc.	(7)

10.20	Amendment No. 2 to Trademark Consent Agreement dated December 17, 2012, between Bolloré S.A. and North Atlantic Operating Company, Inc.	(7)

10.21	License and Distribution Agreement dated March 19, 2013 between Bolloré S.A. and North Atlantic Operating Company, Inc.	(7)

10.22	Distributors Supply Agreement dated as of April 1, 2013, between National Tobacco Company, L.P. and JJA Distributors, LLC	(7)

10.23	Amendment No. 1 to the Amended and Restated Exchange and Stockholders’ Agreement dated April 28, 2016	(7)

10.24	First Lien Credit Agreement dated as of February 17, 2017, by and among Turning Point Brands, Inc., Fifth Third Bank, and the lenders party thereto	(7)

10.25	Second Lien Credit Agreement dated as of February 17, 2017, by and among Turning Point Brands, Inc., as the Borrower, Prospect Capital Corporation, as administrative agent, and the lenders party thereto	(7)

10.26	First Lien Guaranty and Security Agreement dated as of February 17, 2017, by and among Turning Point Brands, Inc., Fifth Third Bank, and the lenders party thereto	(7)

10.27	Second Lien Guaranty and Security Agreement dated as of February 17, 2017, by and among Turning Point Brands, Inc., Prospect Capital Corporation, and the lenders party thereto	(7)

10.28	Intercreditor Agreement dated as of February 17, 2017, by and among Turning Point Brands, Inc., the other grantors party thereto, Fifth Third Bank, as first lien collateral agent, and Prospect Capital Corporation, as second lien collateral agent	(7)

10.29	Amended and Restated First Lien Credit Agreement, dated as of March 7, 2018, by and among Turning Point Brands, Inc. and its subsidiaries, as the obligors, Fifth Third Bank, as administrative agent, and the lenders party thereto	(7)

10.30	Amended and Restated Second Lien Credit Agreement, dated as of March 7, 2018, by and among Turning Point Brands, Inc. and its subsidiaries, as obligors, Prospect Capital Corporation, as administrative agent, and the lenders party thereto	(7)

10.31	Omnibus Amendment, Reaffirmation Agreement and Joinder, dated as of March 7, 2018, by and among Turning Point Brands, Inc. and its subsidiaries, as the Grantors, Fifth Third Bank, as administrative agent, and the lenders party thereto	(7)

10.32	Second Lien Omnibus Amendment, Reaffirmation Agreement and Joinder, dated as of March 7, 2018, by and among Turning Point Brands, Inc. and its subsidiaries, as the Grantors, Fifth Third Bank, as administrative agent, and the lenders party thereto	(7)

10.33	First Amendment to Second Lien Intercreditor Agreement, dated as of March 7, 2018, by and among Turning Point Brands, Inc., and the other grantors party thereto, Fifth Third Bank, as first lien collateral agent, and Prospect Capital Corporation, as second lien collateral agent	(7)

10.34	Form of Installment Note issued to VaporBeast Stockholders on November 30, 2016	(7)

10.35	Form of 18-Month Note issued to VaporBeast Stockholders on November 30, 2016	(7)

10.36	Form of Guaranty to VaporBeast Shareholders dated November 17, 2016	(7)

10.37	Capital on DemandTM Sales Agreement, dated August 10, 2018, by and between Standard Diversified Inc. and JonesTrading Institutional Services LLC	(15)

10.38	Asset Purchase Agreement, dated as of January 18, 2018, by and between Standard Outdoor Southeast I LLC and Quality I/N Signs and Outdoor Advertising, LLC	(10)

10.39+	Promissory Note and Security Agreement, dated as of January 18, 2018, by and between Standard Outdoor Southeast I LLC and Quality I/N Signs and Outdoor Advertising, LLC	(10)

10.40	Asset Purchase Agreement, dated as of February 20, 2018, by and between Standard Outdoor Southeast II LLC and Vista Outdoor Corporation	(10)

10.41+	Promissory Note and Security Agreement, dated as of February 20, 2018, by and between Standard Outdoor Southeast I LLC and Vista Outdoor Corporation	(10)

10.42	Term Loan Agreement, dated as of February 2, 2018, by and among Standard Diversified Inc., Standard Outdoor LLC, Standard Outdoor Southwest LLC, Standard Outdoor Southeast I LLC, Standard Outdoor Southeast II LLC, Crystal Financial LLC, as administrative agent and collateral agent, and the financial institutions from time to time party thereto	(16)

21.1	Subsidiaries of the Company (previously filed)

23.1	Consent of Independent Registered Public Accounting Firm (previously filed)

31.1	Certification of the Principal Executive Officer of Standard Diversified Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Principal Financial Officer of Standard Diversified Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (previously filed)

99.1	Press release of the Company (previously filed)

101.INS	XBRL Instance Document (previously filed)

101.SCH	XBRL Taxonomy Extension Scheme Document (previously filed)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (previously filed)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (previously filed)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (previously filed)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (previously filed)

(1)	Filed as an exhibit to the Company's Current Report on Form 8-K filed November 25, 2016 and incorporated by reference herein.

(2)	Filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-4 (No. 333-215802) filed on January 30, 2017 and incorporated by reference herein.

(3)	Filed as an exhibit to the Company's Current Report on Form 8-K filed April 6, 2017 and incorporated by reference herein.

(4)	Filed as an exhibit to Amendment No. 4 to the Company's Registration Statement on Form S-4 (No. 333-215802) filed on May 5, 2017 and incorporated by reference herein.

(5)	Filed as an exhibit to the Company's Current Report on Form 8-K filed November 25, 2016 and incorporated by reference herein.

(6)	Filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-215802) filed on January 30, 2017 and incorporated by reference herein.

(7)	Filed as an exhibit to the Annual Report on Form 10-K of Turning Point Brands, Inc. filed on March 8, 2018 and incorporated by reference herein.

(8)	Filed as an exhibit to the Company's Current Report on Form 8-K filed December 10, 2018 and incorporated by reference herein.

(9)	Filed as an exhibit to the Company's Current Report on Form 8-K filed August 10, 2018 and incorporated by reference herein.

(10)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed on May 14, 2018 and incorporated by reference herein.

(11)	Filed as an exhibit to the Company's Current Report on Form 8-K filed on June 5, 2017 and incorporated by reference herein.

(12)	Filed as an exhibit to the Current Report on Form 8-K of Turning Point Brands, Inc. filed on May 16, 2016 and incorporated by reference herein.

(13)	Filed as an exhibit to the Company’s Information Statement on Schedule 14C filed on July 28, 2017 and incorporated by reference herein.

(14)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (No. 333- 68107) filed on November 30, 1998 and incorporated by reference herein.

(15)	Filed as an exhibit to the Company's Current Report on Form 8-K filed November 9, 2018 and incorporated by reference herein.

(16)	Filed as an exhibit to the Company's Current Report on Form 8-K filed February 5, 2018 and incorporated by reference herein.

*	Management contract or compensatory plan.

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

STANDARD DIVERSIFIED INC.

Date: April 29, 2019	By:	/s/ Gregory H.A. Baxter
Gregory H.A. Baxter
Executive Chairman and Interim CEO

Date: April 29, 2019	By:	/s/ Edward J. Sweeney
Edward J. Sweeney
Interim Chief Financial Officer