Form 10-Q
period 2019-03-31
STANDARD DIVERSIFIED INC.
filed 2019-05-08
CIK 911649

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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
N/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐    No   ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	SDI	NYSE American

At May 1, 2019, there were 9,063,922 shares outstanding of the registrant’s Class A common stock, par value $0.01 per share, and 7,750,774 shares outstanding of the registrant’s Class B common stock, par value $0.01 per share.

STANDARD DIVERSIFIED INC. AND SUBSIDIARIES

PART I    FINANCIAL INFORMATION

Item 1.	Financial Statements

Standard Diversified Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in thousands except share and per share data)
(unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$14,395	$21,201
Fixed maturities available for sale, at fair value; amortized cost of $32,365 in 2019 and $32,474 in 2018	32,588	32,132
Equity securities, at fair value; cost: $1,099 in 2019 and $794 in 2018	1,050	693
Trade accounts receivable, net of allowances of $47 in 2019 and $42 in 2018	4,630	2,901
Premiums receivable	6,751	5,858
Inventories	90,871	91,237
Other current assets	11,936	15,045
Property, plant and equipment, net	27,788	27,741
Right of use assets	13,431	-
Deferred financing costs, net	818	870
Intangible assets, net	35,818	38,325
Deferred policy acquisition costs	2,520	2,279
Goodwill	145,961	146,696
Master Settlement Agreement (MSA) escrow deposits	31,045	30,550
Other assets	5,950	6,415
Total assets	$425,552	$421,943

LIABILITIES AND EQUITY
Reserves for losses and loss adjustment expenses	$26,984	$27,330
Unearned premiums	14,153	12,707
Advance premiums collected	762	500
Accounts payable	17,262	9,225
Accrued liabilities	21,168	23,883
Current portion of long-term debt	13,674	9,431
Revolving credit facility	14,000	26,000
Notes payable and long-term debt	201,721	208,616
Lease liabilities	11,785	-
Deferred income taxes	2,172	2,711
Postretirement benefits	3,092	3,096
Asset retirement obligations	2,028	2,028
Other long-term liabilities	2,033	1,687
Total liabilities	330,834	327,214

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value; authorized shares 50,000,000; -0- issued and outstanding shares	-	-
Class A common stock, $0.01 par value; authorized shares, 300,000,000; 9,061,130 issued and outstanding at March 31, 2019 and 9,156,293 issued and 9,052,801 outstanding at December 31, 2018	91	92
Class B common stock, $0.01 par value; authorized shares, 30,000,000; 7,753,566 and 7,801,995 issued and outstanding at March 31, 2019 and December 31, 2018, respectively; convertible into Class A shares on a one-for-one basis	78	78
Additional paid-in capital	79,686	81,260
Class A Treasury stock, 103,492 common shares at cost as of December 31, 2018.	-	(1,440)
Accumulated other comprehensive loss	(1,156)	(1,683)
Accumulated deficit	(28,156)	(24,613)
Total stockholders’ equity	50,543	53,694
Noncontrolling interests	44,175	41,035
Total equity	94,718	94,729
Total liabilities and equity	$425,552	$421,943

The accompanying notes are an integral part of the condensed consolidated financial statements.

Standard Diversified Inc. and Subsidiaries
Condensed Consolidated Statements of (Loss) Income
(dollars in thousands except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Net sales	$92,309	$74,348
Insurance premiums earned	7,149	7,317
Net investment income	335	194
Other income	219	207
Total revenues	100,012	82,066

Operating costs and expenses:
Cost of sales	51,784	42,456
Selling, general and administrative expenses	30,733	23,470
Incurred losses and loss adjustment expenses	6,564	5,812
Impairment loss on goodwill and other intangible assets	2,826	-
Other operating expenses	2,716	1,289
Total operating costs and expenses	94,623	73,027
Operating income	5,389	9,039

Interest expense	4,491	3,992
Interest and investment income	(162)	(103)
Loss on extinguishment of debt	-	2,384
Net periodic benefit income, excluding service cost	(11)	(43)
Income before income taxes	1,071	2,809
Income tax expense	1,354	809
Net (loss) income	(283)	2,000
Net income attributable to noncontrolling interests	(3,260)	(1,479)
Net (loss) income attributable to Standard Diversified Inc.	$(3,543)	$521

Net (loss) income attributable to SDI per Class A and Class B Common Share – Basic	$(0.21)	$0.03
Net (loss) income attributable to SDI per Class A and Class B Common Share – Diluted	$(0.21)	$0.03
Weighted Average Class A and Class B Common Shares Outstanding – Basic	16,863,621	16,559,432
Weighted Average Class A and Class B Common Shares Outstanding – Diluted	16,863,621	16,603,228

The accompanying notes are an integral part of the condensed consolidated financial statements.

Standard Diversified Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018

Net (loss) income	$(283)	$2,000

Other comprehensive income (loss):
Amortization of unrealized pension and postretirement (loss) gain, net of tax of $1 and $10, respectively	(4)	30
Unrealized gain (loss) on investments, net of tax of $93 and $135, respectively	968	(783)
Unrealized loss on interest rate swaps, net of tax of $182 and $185, respectively	(476)	(526)
Other comprehensive income (loss)	488	(1,279)
Comprehensive income	205	721
Amounts attributable to noncontrolling interests	(3,221)	(1,050)
Comprehensive loss attributable to Standard Diversified Inc.	$(3,016)	$(329)

The accompanying notes are an integral part of the condensed consolidated financial statements

Standard Diversified Inc. and Subsidiaries
Condensed Consolidated Statement of Equity
(dollars in thousands, except share data)
(unaudited)

	Standard Diversified Inc. Shareholders

	Class A Common Shares		Class B Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total

	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2018	9,156,293	$92	7,801,995	$78	(103,492)	$(1,440)	$81,260	$(1,683)	$(24,613)	$41,035	$94,729
Conversion of Class B common stock into Class A common stock	48,429	-	(48,429)	-	-	-	-	-	-	-	-
Amortization of unrealized pension and postretirement loss, net of tax of $1	-	-	-	-	-	-	-	(2)	-	(2)	(4)
Unrealized gain on investments, net of tax of $93	-	-	-	-	-	-	-	768	-	200	968
Unrealized loss on interest rate swaps, net of tax of $182	-	-	-	-	-	-	-	(239)	-	(237)	(476)
SDI stock-based compensation	-	-	-	-	-	-	180	-	-	-	180
Impact of Turning Point equity transactions on APIC and NCI	-	-	-	-	-	-	261	-	-	363	624
Turning Point dividend payable to noncontrolling interests	-	-	-	-	-	-	-	-	-	(444)	(444)
Share repurchases	-	-	-	-	(40,100)	(576)	-	-	-	-	(576)
Retirement of treasury stock	(143,592)	(1)	-	-	143,592	2,016	(2,015)	-	-	-	-
Net (loss) income	-	-	-	-	-	-	-	-	(3,543)	3,260	(283)
Balance March 31, 2019	9,061,130	$91	7,753,566	$78	-	$-	$79,686	$(1,156)	$(28,156)	$44,175	$94,718

Balance December 31, 2017	8,347,123	$83	8,040,275	$81	-	$-	$70,813	$(1,558)	$(26,982)	$26,004	$68,441
Conversion of Class B common stock into Class A common stock	11,001	1	(11,001)	(1)	-	-	-	-	-	-	-
Issuance of Class A common stock in private placement, net of issuance costs	181,825	2	-	-	-	-	1,978	-	-	-	1,980
Issuance of Class A common stock in asset purchase	22,727	-	-	-	-	-	250	-	-	-	250
Vesting of SDI restricted stock	18,834	-	-	-	-	-	-	-	-	-	-
Amortization of unrealized pension and postretirement gain, net of tax of $10	-	-	-	-	-	-	-	15	-	15	30
Unrealized loss on investments, net of tax of $135	-	-	-	-	-	-	-	(596)	-	(187)	(783)
Unrealized loss on interest rate swaps, net of tax of $185	-	-	-	-	-	-	-	(269)	-	(257)	(526)
SDI stock-based compensation	-	-	-	-	-	-	341	-	-	-	341
Impact of Turning Point equity transactions on APIC and NCI	-	-	-	-	-	-	82	-	-	111	193
Turning Point dividend payable to noncontrolling interests	-	-	-	-	-	-	-	-	-	(379)	(379)
Impact of adoption of ASU 2018-02	-	-	-	-	-	-	-	12	(12)	-	-
Net income	-	-	-	-	-	-	-	-	521	1,479	2,000
Balance March 31, 2018	8,581,510	$86	8,029,274	$80	-	$-	$73,464	$(2,396)	$(26,473)	$26,786	$71,547

The accompanying notes are an integral part of the condensed consolidated financial statements

Standard Diversified Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(283)	$2,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss on extinguishment of debt	-	2,384
Loss on disposal of property, plant and equipment	23	-
Depreciation expense	871	768
Amortization of deferred financing costs and debt discount	373	336
Amortization of other intangible assets	437	219
Deferred income taxes	(449)	793
Impairment loss on goodwill and other intangible assets	2,826	-
Stock-based compensation expense	646	385
Changes in operating assets and liabilities:
Accounts receivable	(1,735)	820
Inventories	366	5,237
Other current assets	3,085	(1,730)
Other assets	(399)	(120)
Accounts payable	8,646	2,963
Accrued postretirement liabilities	(9)	(6,510)
Accrued liabilities and other	(4,128)	(751)
Premiums receivable	(467)	745
Deferred policy acquisition costs	(242)	(1,172)
Reserves for losses and loss adjustment expenses	(347)	(2,371)
Unearned and advance premiums	1,709	358
Net cash provided by operating activities	10,923	4,354

Cash flows from investing activities:
Acquisitions, net of cash acquired	-	2,918
Capital expenditures	(920)	(383)
Proceeds from sale and maturity of fixed maturity securities, available-for-sale	2,050	2,205
Payments for purchases of fixed maturity securities, available-for-sale	(1,941)	-
Payments for purchases of equity securities	(306)	-
Restricted cash, MSA escrow deposits	1,702	(530)
Net cash provided by investing activities	585	4,210

Standard Diversified Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from financing activities:
Payments of 2018 first lien term loan	(2,000)	-
Payments of 2018 revolving credit facility	(12,000)	-
Payments of Standard Outdoor promissory note	(966)	-
Proceeds from 2018 first lien term loan	-	160,000
Proceeds from 2018 second lien term loan	-	40,000
Proceeds from borrowings under SDI credit facility, net	-	9,114
Payments of 2017 second lien term loans, net	-	(55,000)
Payments of financing costs	-	(3,279)
Payments of 2017 revolving credit facility, net	-	(8,000)
Payments of 2017 first lien term loan	-	(140,613)
Turning Point Brands exercise of stock options	187	20
Turning Point Brands redemption of options	(12)	-
Proceeds from issuance of SDI stock	-	1,980
Turning Point Brands dividend to noncontrolling interests	(437)	-
Repurchase of SDI common shares	(1,385)	-
Net cash (used in) provided by financing activities	(16,613)	4,222

Net (decrease) increase in cash	(5,105)	12,786

Cash, beginning of period
Unrestricted	21,201	18,219
Restricted	2,361	4,704
Total cash at beginning of period	23,562	22,923

Cash, end of period
Unrestricted	14,395	31,535
Restricted	4,062	4,179
Total cash at end of period	$18,457	$35,714

Supplemental schedule of noncash investing and financing activities:
Turning Point Brands dividend to noncontrolling interests declared not paid	$444	$379
Accrued expenses incurred for financing costs	$-	$154
Issuance of SDI shares in asset purchase	$-	$250
Issuance of promissory notes in asset purchase	$-	$8,810

The accompanying notes are an integral part of the condensed consolidated financial statements

Standard Diversified Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except where designated and per share data)
(unaudited)

Note 1. Organization and Description of Business

The accompanying condensed consolidated financial statements include the results of operations of Standard Diversified Inc. (“SDI”), a holding company, and its consolidated subsidiaries (collectively, “the Company”). SDI (f/k/a Standard Diversified Opportunities Inc., Special Diversified Opportunities Inc. and Strategic Diagnostics Inc.) was incorporated in the State of Delaware in 1990, and, until 2013, engaged in bio-services and industrial bio-detection (collectively, the “Life Sciences Business”). On July 12, 2013, SDI sold substantially all of its rights, title and interest in substantially all of its non-cash assets related to the Life Sciences Business and became a “shell company,” as such term is defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended.

On June 1, 2017, SDI consummated a Contribution and Exchange Transaction (the “Contribution and Exchange”) to acquire a 52.1% controlling interest in Turning Point Brands, Inc. (“Turning Point”). The transaction was accounted for as a recapitalization or reverse acquisition. As of March 31, 2019, SDI has a 50.3% ownership interest in Turning Point. As a result of the consummation of the Contribution and Exchange, SDI is no longer a shell company.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

SDI is a holding company and its condensed consolidated financial statements include Turning Point and its subsidiaries, Pillar General Inc. (“Pillar General”) and its subsidiaries, and Standard Outdoor LLC (“Standard Outdoor”) and its subsidiaries.

Turning Point is also a holding company which owns North Atlantic Trading Company, Inc. (“NATC”), and its subsidiaries and Turning Point Brands, LLC (“TPLLC”), and its subsidiaries. Except where the context indicates otherwise, references to Turning Point include Turning Point; NATC and its subsidiaries National Tobacco Company, L.P. (“NTC”), National Tobacco Finance, LLC (“NTFLLC”), North Atlantic Operating Company, Inc. (“NAOC”), North Atlantic Cigarette Company, Inc. (“NACC”), and RBJ Sales, Inc. (“RBJ”); and TPLLC and its subsidiaries Intrepid Brands, LLC (“Intrepid”), Vapor Beast, LLC (“VaporBeast,” f/k/a Smoke Free Technologies, Inc.), and Vapor Shark, LLC, and its subsidiaries (collectively, “Vapor Shark,” f/k/a The Hand Media), Vapor Acquisitions Company, LLC (“Vapor Supply”), Vapor Finance, LLC (“VFIN”), International Vapor Group, LLC and its subsidiaries (collectively, “IVG”) and as of January 15, 2019, Nu-X Ventures, LLC (“Nu-X”), a subsidiary of TPLLC.   Turning Point is a leading, independent provider of Other Tobacco Products (“OTP”) in the U.S and was the 6th largest competitor in terms of total OTP consumer units sold during 2018. Turning Point sells a wide range of products across the OTP spectrum; however, it does not sell cigarettes. Turning Point’s portfolio of brands includes some of the most widely recognized names in the OTP industry, such as Zig-Zag®, Beech-Nut®, Stoker’s®, Trophy®, VaporBeast®, Vapor Shark®, and VaporFi®. Turning Point currently ships to approximately 800 distributors with an additional 100 secondary, indirect wholesalers in the U.S. that carry and sell its products.

Pillar General, a wholly-owned subsidiary of the Company as of January 2, 2018, owns 100% of Interboro Holdings, Inc. which is a holding company and includes the accounts of its wholly-owned subsidiaries (collectively, “Interboro”) which consist of Interboro Management, Inc., Maidstone Insurance Company (“Maidstone”), formerly known as AutoOne Insurance Company and AIM Insurance Agency Inc. Maidstone is domiciled in the State of New York and is a property and casualty insurance company which provides automobile insurance.

Standard Outdoor, a wholly-owned subsidiary of the Company, and its subsidiaries, consists of Standard Outdoor Southeast I LLC, Standard Outdoor Southeast II LLC and Standard Outdoor Southwest LLC. Standard Outdoor is an out-of-home advertising business with billboard structures located in Texas, Alabama, Georgia and Florida.

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

The unaudited condensed consolidated financial statements include the accounts of the Company, its subsidiaries. All significant intercompany transactions have been eliminated.

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

SDI acquired a 52.1% interest in Turning Point on June 1, 2017 through the Contribution and Exchange. Amounts pertaining to the noncontrolling ownership interest held by third parties in the financial position and operating results of the Company are reported as noncontrolling interests in the accompanying condensed consolidated financial statements.

Use of Estimates

The preparation of the condensed consolidated financial statements requires the management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of expenses during the period. The Company’s significant estimates include but are not limited to those affecting the valuation of goodwill and other intangible assets, the adequacy of the Company’s insurance reserves, assumptions used in determining pension and postretirement benefit obligations and deferred income tax valuation allowances. Actual results could differ from those estimates.

Revenue Recognition

Turning Point

Turning Point recognizes revenues, net of sales incentives and sales returns, including shipping and handling charges billed to customers, upon delivery of goods to the customer at an amount that Turning Point expects to be entitled to in exchange for those goods in accordance with the five-step analysis outlined in Revenue from Contracts with Customers (Topic 606): (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied.

Topic 606 requires entities to disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Turning Point’s management views business performance through segments that closely resemble the performance of major product lines. Thus, the primary and most useful disaggregation of Turning Point’s contract revenue for the decision-making purposes is the disaggregation by segment which can be found in Note 21 of Notes to Consolidated Financial Statements, along with an additional disaggregation of contract revenue by sales channel.

Standard Outdoor

The Company’s out-of-home advertising revenues are primarily derived from providing advertising space to customers on its physical billboards or other outdoor structures. Standard Outdoor generally (i) owns the physical structures on which it displays advertising copy for customers, (ii) holds the legal permits to display advertising thereon, and (iii) leases the underlying sites. As of January 1, 2019, billboard display revenues are recognized under ASC 842, the lease accounting standard, as rental income on a straight-line basis over the customer lease term.

Maidstone

Maidstone recognizes revenues from insurance contracts, including premiums and fees, under the guidance in ASC 944, Financial Services-Insurance Premiums. Maidstone’s premiums, which are recorded at the policy inception, are earned pro rata over the period for which the coverage is provided, generally six months for auto policies. Unearned premiums represent the portion of premiums written that are applicable to the unexpired terms of policies in force. Premiums ceded to other companies pursuant to reinsurance agreements have been reported as a reduction to premiums earned. Take-out fees are received by Maidstone in the form of credits when it writes business from the state assigned pool. These credits can be used by Maidstone to reduce the amount of business it writes from the assigned pool in the future or they can be sold to third-party insurance companies for them to reduce their exposure to the assigned risk pool. Maidstone collects other miscellaneous fees such as installment and late fees. Broker fee income is received from non-affiliated insurance companies for which Maidstone’s management acts as an agent to sell their state mandated obligations for assigned risks. These fees are shown as other income in the Company’s condensed consolidated statements of income.

Shipping Costs

The Company records shipping costs incurred as a component of selling, general and administrative expenses. Shipping costs incurred were approximately $4.3 million and $3.2 million for the three months ended March 31, 2019 and 2018, respectively.

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

Risks and Uncertainties

Manufacturers and sellers of tobacco products are subject to regulation at the federal, state, and local levels. Such regulations include, among others, labeling requirements, limitations on advertising, and prohibition of sales to minors. The tobacco industry is likely to continue to be heavily regulated. There can be no assurance as to the ultimate content, timing, or effect of any regulation of tobacco products by any federal, state, or local legislative or regulatory body, nor can there be any assurance that any such legislation or regulation would not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

Master Settlement Agreement Escrow Account

Pursuant to the Master Settlement Agreement (the “MSA”) entered into in November 1998 by most states (represented by their attorneys general acting through the National Association of Attorneys General) and subsequent states’ statutes, a “cigarette manufacturer” (which is defined to include a manufacturer of make-your-own (“MYO”) cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding, and maintaining an escrow account to have funds available for certain potential tobacco-related liabilities, with sub-accounts on behalf of each settling state. Such companies are entitled to direct the investment of the escrowed funds and withdraw any appreciation, but cannot withdraw the principal for twenty-five years from the year of each annual deposit, except to withdraw funds deposited pursuant to an individual state’s escrow statue to pay a final judgement to that state’s plaintiffs in the event of such a final judgement against the company. The Company chose to open and fund an escrow account as its method of compliance. It is the Company’s policy to record amounts on deposit in the escrow account for prior years as a non-current asset. Each year’s annual obligation is required to be deposited in the escrow account by April 15 of the following year. In addition to the annual deposit, many states have elected to require quarterly deposits for the previous quarter’s sales. As of March 31, 2019, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $31.0 million. At December 31, 2018, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $30.6 million. Effective in the third quarter of 2017, the Company no longer sells any product covered under the MSA. Thus, absent a change in legislation, the Company will no longer be required to make deposits to the MSA escrow account.

The Company has chosen to invest a portion of the MSA escrow deposits in U.S. Government securities including Treasury Inflation-Protected Securities, Treasury Notes, and Treasury Bonds. These investments are classified as available-for-sale and carried at fair value. Realized losses are prohibited under the MSA; any investment in an unrealized loss position will be held until the value is recovered, or until maturity. The following shows the fair value of the MSA escrow account as of:

	March 31, 2019				December 31, 2018
(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents	$4,062	$-	$-	$4,062	$2,361	$-	$-	$2,361
Fair value level 2: U.S. Governmental agency obligations (unrealized gain position < 12 months)	500	2	-	502	1,193	9	-	1,202
Fair value level 2: U.S. Governmental agency obligations (unrealized loss position < 12 months)	-	-	-	-	1,000	-	(3)	997
Fair value level 2: U.S. Governmental agency obligations (unrealized loss position > 12 months)	27,511	-	(1,030)	26,481	27,519	-	(1,529)	25,990
	$32,073	$2	$(1,030)	$31,045	$32,073	$9	$(1,532)	$30,550

The following schedule shows the maturities of the U.S. Governmental agency obligations as of:

(In thousands)	March 31, 2019	December 31, 2018
Less than one year	$1,499	$1,499
One to five years	14,091	13,591
Five to ten years	9,453	11,152
Greater than ten years	2,968	3,470
Total U.S. Governmental agency obligations	$28,011	$29,712

The following shows the amount of deposits by sales year for the MSA escrow account:

(Dollar amounts in thousands)	Deposits as of
Sales Year	March 31, 2019	December 31, 2018
1999	$211	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,714	3,714
2005	4,552	4,552
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,619	1,619
2010	406	406
2011	193	193
2012	199	199
2013	173	173
2014	143	143
2015	101	101
2016	91	91
2017	83	83
Total	$32,073	$32,073

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

On July 28, 2017, the FDA announced a new direction in regulating tobacco products, including the newly “deemed” markets such as cigars and vapor products. The FDA stated it intends to begin several new rulemaking processes, some of which will outline foundational rules governing the premarket application process for the deemed products, including Substantial Equivalence Applications and Premarket Tobacco Applications. Compliance and related costs could be significant and could increase the costs of operating in Turning Point’s NewGen segment. The original filing deadlines for newly “deemed” products on the market as of August 8, 2016, have been postponed until August 8, 2021, for “combustible” products (e.g., cigar and pipe) and August 8, 2022, for “non-combustible” products (e.g., vapor products). The FDA is currently considering changes to this policy. No other significant filing deadlines have been altered at this time. The FDA also acknowledged a “continuum of risk” among tobacco products (i.e., certain tobacco products pose a greater risk to individual and public health than others), that it intends to seek public comment on the role flavors play in attracting youth and the role flavors may play in helping some smokers switch to potentially less harmful forms of nicotine delivery, and that it would be increasing its focus on the regulation of cigarette products. FDA has since published a number of Advanced Notices of Proposed Rulemaking (“ANPRM”) on these subjects.

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

With respect to an investment in an impaired fixed maturity security, OTTI occurs if the Company (a) intends to sell the fixed maturity security, (b) more likely than not will be required to sell the fixed maturity security before its anticipated recovery, or (c) it is probable that the Company will be unable to collect all amounts due to the recovery of the entire cost basis of the security. The Company conducts a periodic review to identify and evaluate securities having OTTI, which include the above factors as well as the following: (1) the likelihood of the recoverability of principal and interest for fixed maturity securities (i.e., whether there is a credit loss); (2) the length of time and extent to which the fair value has been less than amortized cost for fixed maturity securities; and (3) the financial condition, near term and long-term prospects for the issuer, including the relevant industry conditions and trends, and implications of rating agency actions and offering prices. If the Company intends to sell the fixed maturity security or will more likely than not be required to sell the fixed maturity security before the anticipated recovery, a loss in the entire amount of the impairment is reflected in net investment gains (losses) in net income (loss). If the Company determines that it is probable it will be unable to collect all amounts and the Company has no intent to sell the fixed maturity security, a credit loss is recognized in net investment gains (losses)  in net income (loss) to the extent that the present value of expected cash flows is less than the amortized cost basis; any difference between fair value and the new amortized cost basis (net of the credit loss) is reflected in other comprehensive income (losses), net of applicable income taxes.

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

(In thousands)	Three Months Ended March 31, 2019	Period from January 2, 2018 to March 31, 2018
DAC asset at beginning of period	$2,279	$-
Deferred expenses	1,517	1,354
Amortized expenses	(1,276)	(182)
DAC asset at end of period	$2,520	$1,172

The Company, utilizing assumptions for future expected claims, premium rate increases and interest rates, reviews the recoverability of its deferred policy acquisition costs (“DAC”) on a periodic basis. If the Company determines that the future gross profits of its in-force policies are not sufficient to recover its DAC, the Company recognizes a premium deficiency by charging any unamortized acquisition costs to expense to the extent required in order to eliminate the deficiency. If the premium deficiency exceeds the unamortized acquisition costs, then a liability is accrued for the excess deficiency. The Company anticipates investment income as a factor in its premium deficiency reserve calculation.

Incurred Losses and Loss Adjustment Expenses

Incurred losses and loss adjustment expenses (“LAE”) are charged to operations as incurred. The liability for losses and LAE is based upon individual case estimates for reported claims and a factor for incurred but not reported (“IBNR”) claims. Losses, LAE and related liabilities are reported net of estimated salvage and subrogation. Inherent in the estimate of ultimate losses and LAE are expected trends in claim severity and frequency and other factors which may vary significantly as claims are settled; however, management believes that its aggregate provision for losses and LAE as of March 31, 2019 and December 31, 2018 are reasonable and adequate to meet the ultimate net cost of covered losses, but such provision is necessarily based on estimates and the ultimate net cost may vary significantly from such estimates. As adjustments to these estimates become necessary, such adjustments are reflected in current operations.

Recent Accounting Pronouncements Adopted

Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, “Leases.” This ASU requires substantially all leases be recorded on the balance sheet as right of use assets and lease obligations. The Company adopted the ASU using a retrospective adoption method at January 1, 2019, as outlined in ASU No. 2018-11, “Leases - Targeted Improvements.” Under this method of adoption, there is no impact to the comparative consolidated statement of income and consolidated balance sheet. The Company determined that there was no cumulative-effect adjustment to beginning retained earnings on the consolidated balance sheet. The Company will continue to report periods prior to January 1, 2019 in its financial statements under prior guidance as outlined in Accounting Standards Codification Topic 840, “Leases”. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed carry forward of historical lease classifications. Adoption of this standard did not materially impact the Company’s income before income taxes and had no impact on the statement of cash flows. See Note 14, “Leases” for further details.

Recent Accounting Pronouncements Not Yet Adopted

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

The transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the tangible and identifiable intangible assets acquired and liabilities assumed were recorded at fair value as of the date of acquisition. The following table summarizes the fair values of the assets acquired and liabilities assumed as of the date of acquisition:

(In thousands)	At January 2, 2018 (final)
Fixed maturities available for sale	$25,386
Cash and cash equivalents	12,795
Investment income due and accrued	203
Premiums receivable	7,158
Property, plant and equipment	408
Intangible assets	2,100
Other assets	615
Reserves for losses and loss adjustment expenses	(30,672)
Unearned premiums	(12,784)
Advance premium collected	(651)
Deferred tax liability	(420)
Other liabilities	(2,395)
Total net assets acquired	1,743
Consideration exchanged	2,500
Goodwill	$757

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

On February 20, 2018, the Company, through Standard Outdoor, completed an asset acquisition consisting of 86 billboard structures located in Georgia and Florida, as well as the ground leases and advertising contracts relating to such billboard structures for consideration with a fair value of approximately $6.8 million, of which $3.2 million was paid in cash, $0.2 million was paid with the Company’s Class A common shares and the remainder is payable under a promissory note with a face value of $3.5 million, net of a fair value discount of $0.3 million. A principal payment of $0.9 million on the promissory note was paid on March 1, 2019, with the remaining principal paid down monthly through March 1, 2022. The promissory note has a 5% fixed interest rate and interest is payable monthly, starting March 1, 2019. The purchase price was primarily attributed to property, plant and equipment consisting of the billboard structures. In conjunction with the asset acquisition, the Company established an asset retirement obligation of $1.0 million.

Acquisitions by Turning Point

IVG

In September 2018, Turning Point acquired 100% of the equity interest of IVG for total consideration of $23.8 million satisfied through $14.5 million paid in cash, 153,079 shares of common stock with a fair value of $5.3 million, and a $4.0 million note payable to IVG’s former owners (“IVG Note”) which matures 18 months from the acquisition date. All principal and accrued and unpaid interest under the IVG Note is subject to indemnification obligations of the sellers pursuant to the International Vapor Group Stock Purchase Agreement dated as of September 5, 2018. The arrangement includes an additional $4.5 million of earnouts with both performance-based and service-based conditions payable to former IVG owners who became employees of Turning Point as a result of the acquisition. Such amounts will be considered compensation and not a component of the IVG purchase price. The portion of earnout payments a recipient will receive will be calculated by reference to certain performance metrics not to exceed a two-year period as specified within the acquisition agreement. Turning Point recorded earnout expense of approximately $0.4 million within the condensed consolidated statement of income for the three months ended March 31, 2019, based on the probability of achieving the performance conditions.

IVG markets and sells a broad array of proprietary and third-party vapor products directly to adult consumers through an online platform under brand names such as VaporFi, South Beach Smoke, and Direct-Vapor. IVG operates company-owned stores under the VaporFi brand and also operates as a franchisor to franchisee-owned stores. The acquisition of IVG adds a significant business-to-consumer distribution platform to Turning Point’s NewGen portfolio. As of March 31, 2019, Turning Point had not completed the accounting for the acquisition. The following purchase price and goodwill are based on the excess of the acquisition price over the estimated fair value of the tangible and intangible assets acquired and are based on management’s preliminary estimates.

(In thousands)	As of March 31, 2019 (preliminary)
Total consideration transferred	$24,292
Adjustments to consideration:
Cash acquired, net of debt assumed	(221)
Working capital	(245)
Adjusted consideration transferred	23,826
-
Assets acquired:	-
Working capital (primarily inventory)	3,331
Fixed assets	1,274
Intangible assets	7,880
Net assets acquired	12,485

Goodwill	$11,341

The goodwill of $11.3 million consists of the synergies and scale expected from combining the operations and is currently deductible for tax purposes.

Vapor Supply

On April 30, 2018, Turning Point purchased the assets of Vapor Supply LLC, vaporsupply.com, and some of its affiliates including the Ecig.com domain through its subsidiary Vapor Acquisitions Company, LLC, for total consideration of $4.8 million paid in cash to strengthen its presence within the NewGen segment. Vapor Supply is a business-to-business e-commerce distribution platform servicing independent retail vape shops. Additionally, Vapor Supply manufactures and markets proprietary e-liquids under the DripCo brand and operates company-owned stores. As of March 31, 2019, Turning Point had not completed the accounting for the acquisition of these assets. The following fair value for working capital (primarily inventory), fixed assets, and trade name are based on management’s preliminary estimates:

(In thousands)	Fair Value
Working capital	$2,500
Fixed assets	272
Trade name	2,028
Total consideration transferred	$4,800

Note 4. Derivative Instruments

Foreign Currency

The Company’s policy is to manage the risks associated with foreign exchange rate movements. The policy allows hedging up to 100% of its anticipated purchases of inventory over a forward period that will not exceed 12 rolling and consecutive months. The Company may, from time to time, hedge currency for non-inventory purchases, e.g., production equipment, not to exceed 90% of the purchase price. The Company did not execute any forward contracts during the three months ended March 31, 2019. During 2018, the Company executed various forward contracts, none of which met hedge accounting requirements, for the purchase of €14.5 million. At March 31, 2019, and December 31, 2018, the Company had forward contracts for the purchase of €0.0 million and €1.5 million, respectively.

Interest Rate Swaps

The Company’s policy is to manage interest rate risk by reducing the volatility of future cash flows associated with debt instruments bearing interest at variable rates. In March 2018, the Company executed various interest rate swap agreements for a notional amount of $70 million with an expiration of December 2022. The swap agreements fix LIBOR at 2.755%. The swap agreements met the hedge accounting requirements; thus, any change in fair value is recorded to other comprehensive income. The Company uses the shortcut method to account for the swap agreements. The shortcut method assumes the hedge to be perfectly effective; thus, there is no ineffectiveness to be recorded in earnings. The swap agreements’ fair values at March 31, 2019, and December 31, 2018, resulted in a liability of $1.5 million and $0.9 million, respectively, included in other long-term liabilities in the Company’s condensed consolidated balance sheets.

Note 5. Investments

Debt Securities

The Company currently classifies all of its investments in fixed maturity debt securities held by Maidstone as available-for-sale and, accordingly, they are carried at estimated fair value. The amortized cost, gross unrealized gains and losses, and fair value of investments in fixed maturity securities are as follows as of:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2019
U.S. Treasury and U.S. Government	$5,542	$-	$(15)	$5,527
U.S. Tax-exempt municipal	4,619	70	-	4,689
Corporate	14,281	205	(32)	14,454
Mortgage and asset-backed securities	7,923	41	(46)	7,918
Total Fixed Maturity Securities	$32,365	$316	$(93)	$32,588

December 31, 2018
U.S. Treasury and U.S. Government	$4,338	$-	$(34)	$4,304
U.S. Tax-exempt municipal	4,645	4	(25)	4,624
Corporate	14,858	16	(193)	14,681
Mortgage and asset-backed securities	8,633	10	(120)	8,523
Total Fixed Maturity Securities	$32,474	$30	$(372)	$32,132

Amortized cost and fair value of fixed maturity securities as of March 31, 2019 and December 31, 2018 by contractual maturity are shown below. The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2019		December 31, 2018
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$499	$498	$748	$745
Due after one year through five years	14,664	14,712	13,719	13,600
Due after five years through ten years	9,044	9,220	9,027	8,917
Due after ten years	235	240	347	347
Mortgage and asset-backed securities	7,923	7,918	8,633	8,523
Total	$32,365	$32,588	$32,474	$32,132

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

Fixed maturity securities that were in an unrealized loss position and the length of time that such securities have been in an unrealized loss position, as measured by their prior 12-month fair values, are as follows as of:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2019
Bonds:
U.S. Treasury and U.S. Government	$2,692	$(4)	$1,870	$(10)	$4,562	$(14)
U.S. Tax-exempt municipal	-	-	-	-	-	-
Corporate bonds	366	(13)	4,474	(19)	4,840	(32)
Mortgage and asset-backed securities	218	(1)	5,141	(45)	5,359	(46)
Total Fixed maturities available for sale	$3,276	$(18)	$11,485	$(74)	$14,761	$(92)

December 31, 2018
Bonds:
U.S. Treasury and U.S. Government	$4,304	$(34)	$-	$-	$4,304	$(34)
U.S. Tax-exempt municipal	4,285	(25)	-	-	4,285	(25)
Corporate bonds	10,306	(193)	-	-	10,306	(193)
Mortgage and asset-backed securities	6,717	(120)	-	-	6,717	(120)
Total Fixed maturities available for sale	$25,612	$(372)	$-	$-	$25,612	$(372)

The Company has evaluated the unrealized losses on the fixed maturity securities and determined that they are not attributable to credit risk factors. For fixed maturity securities, losses in fair value are viewed as temporary if the fixed maturity security can be held to maturity and it is reasonable to assume that the issuer will be able to service the debt, both as to principal and interest. The Company did not recognize OTTI losses during the three months ended March 31, 2019 or for the period from January 2, 2018 to March 31, 2018.

Equity Securities

The Company’s equity investments are carried at fair value with changes in fair value recognized in income.

Net investment income

The components of net investment income for the three months ended March 31, 2019 and the period from January 2, 2018 to March 31, 2018 are as follows:

(In thousands)	Three Months Ended March 31, 2019	Period from January 2, 2018 to March 31, 2018
Investment income:
Bonds	$261	$153
Common stocks	26	-
Preferred stocks	6	-
Cash and cash equivalents	55	60
Total investment income	348	213
Less: Investment expenses	(13)	(19)
Net investment income	$335	$194

For the three months ended March 31, 2019 Maidstone realized less than $10,000 of capital gains. For the period from January 2, 2019 to March 31, 2018, Maidstone realized no capital gains or losses.

Fair value disclosures

The following tables show how Maidstone’s investments are categorized in the fair value hierarchy as of:

(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
March 31 ,2019
Common Stock	$247	$-	$-	$247
Preferred Stocks	-	803	-	803
Total Equities:	$247	$803	$-	$1,050
Fixed Maturities:
U.S. Treasury and U.S. Government	$5,527	$-	$-	$5,527
U.S. Tax-exempt municipal	-	4,689	-	4,689
Corporate	-	14,454	-	14,454
Mortgage and asset-backed securities	-	7,918	-	7,918
Total Fixed Maturities	$5,527	$27,061	$-	$32,588

December 31, 2018
Common Stock	$227	$-	$-	$227
Preferred Stocks	-	466	-	466
Total Equities:	$227	$466	$-	$693
Fixed Maturities:
U.S. Treasury and U.S. Government	$4,304	$-	$-	$4,304
U.S. Tax-exempt municipal	-	4,624	-	4,624
Corporate	-	14,681	-	14,681
Mortgage and asset-backed securities	-	8,523	-	8,523
Total Fixed Maturities	$4,304	$27,828	$-	$32,132

There were no transfers between levels during the three months ended March 31, 2019 or the period from January 2, 2018 to March 31, 2018.

Summary of significant valuation techniques for assets and liabilities measured at fair value on a recurring basis

Level 1 inputs- Fixed income securities and Equity securities:  valuations based on unadjusted quoted prices in active markets for identical assets that the Company’s pricing sources have the ability to access. Since the valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant amount or degree of judgment.

Level 2 inputs- Fixed income securities and Equity securities:  Valuations based upon quoted prices for similar assets in active markets, quoted prices for identical or similar assets in inactive markets; or valuations based on models where the significant inputs are observable (e.g. interest rates, yield curves, prepayment speeds, default rates, loss severities) or can be corroborated by observable market data.

Restricted Assets

The Company is required to maintain assets on deposit, which primarily consist of cash or fixed maturities, with various regulatory authorities to support its insurance operations. The Company’s insurance subsidiaries maintain assets in trust accounts as collateral for or guarantees for letters of credit to third parties. As of March 31, 2019 and December 31, 2018, the Company had deposits with U.S. regulatory authorities of $2.8 million and $2.7 million, respectively.

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

Cash and Cash Equivalents

The Company used Level 1 inputs to determine the fair value of its cash equivalents. As of March 31, 2019 and 2018, cost represented fair value of the Company’s cash and cash equivalents.

Accounts Receivable

The fair value of accounts receivable approximates their carrying value due to their short-term nature.

2018 Revolving Credit Facility

The fair value of Turning Point’s revolving credit facility approximates its carrying value as the interest rate fluctuates with changes in market rates.

Note Payable – IVG

The fair value of the IVG Note approximates its carrying value of $4.0 million due to the recency of the note’s issuance, relative to the end of the quarter, March 31, 2019.

Long-Term Debt

As Turning Point’s long-term debt bears interest at variable rates that fluctuate with market rates, the carrying values of the long-term debt instruments approximate their respective fair values. As of March 31, 2019, the fair values of the 2018 First Lien Term Loan and the 2018 Second Lien Term Loan approximated $152.0 million and $40.0 million, respectively. As of December 31, 2018, the fair values of the 2018 First Lien Term Loan and the 2018 Second Lien Term Loan approximated $154.0 million and $40.0 million, respectively. See Note 13 of Notes to Consolidated Financial Statements for information regarding Turning Point’s credit facilities.

The fair value of Standard Outdoor’s promissory notes issued as partial consideration in the January and February 2018 asset acquisitions approximated $8.2 million as of March 31, 2019.

The fair value of SDI’s term loan debt issued in January 2018 and the additional amount issued in August 2018 approximates its carrying value as the interest rate fluctuates with changes in market rates.

Foreign Exchange

Turning Point did not have any open forward contracts at March 31, 2019. Turning Point had forward contracts for the purchase of €1.5 million as of December 31, 2018. The fair values of the foreign exchange contracts are based upon quoted market prices and resulted in a gain of approximately $0.1 million for the three months ended March 31, 2019. As there were no open contracts as of March 31, 2019, there is no resulting balance sheet position related to the fair value.

Interest Rate Swaps

Turning Point had swap contracts for a total notional amount of $70 million as of March 31, 2019 and December 31, 2018. The fair values of the swap contracts are based upon quoted market prices and resulted in a liability of $1.5 million and $0.9 million as of March 31, 2019 and December 31, 2018, respectively.

Note 7. Inventories

The components of inventories are as follows as of:

(In thousands)	March 31, 2019	December 31, 2018
Raw materials and work in process	$3,967	$2,722
Leaf tobacco	35,929	34,977
Finished goods - Smokeless products	6,540	6,321
Finished goods - Smoking products	15,079	14,666
Finished goods - NewGen products	33,810	37,194
Other	903	738
	96,228	96,618
LIFO reserve	(5,357)	(5,381)
	$90,871	$91,237

The inventory valuation allowance was $1.5 million and $2.5 million as of March 31, 2019 and December 31, 2018, respectively.

Note 8. Property, Plant and Equipment

Property, plant and equipment consist of as of:

(In thousands)	March 31, 2019	December 31, 2018
Land	$22	$22
Building and improvements	2,320	2,320
Leasehold improvements	2,101	2,101
Machinery and equipment	14,229	13,307
Advertising structures	17,928	17,913
Furniture and fixtures	5,434	5,453
	42,034	41,116
Accumulated depreciation	(14,246)	(13,375)
	$27,788	$27,741

Note 9. Other Current Assets

Other current assets consist of the following as of:

(In thousands)	March 31, 2019	December 31, 2018
Inventory deposits	$7,134	$9,739
Other	4,802	5,306
	$11,936	$15,045

Note 10. Goodwill and Intangible Asset Impairments

The Company tests goodwill and indefinite-lived intangible assets for impairment annually, or more frequently whenever events or changes in circumstances indicate that the asset might be impaired. The Company’s annual assessment is performed as of December 31.

During the three months ended March 31, 2019, the Company recorded impairment charges of $0.8 million and $2.0 million related to the full impairment of the goodwill and intangible asset balances, respectively, in its Insurance segment. This impairment was a result of changes in the future plans for the Insurance segment and certain other factors impacting recoverability.

As a result of the above, there are no goodwill or intangible assets balances remaining in the Company’s Insurance segment as of March 31, 2019.

Note 11. Accrued Liabilities

Accrued liabilities consist of as of:

(In thousands)	March 31, 2019	December 31, 2018
Accrued payroll and related items	$3,093	$6,063
Customer returns and allowances	3,082	2,895
Taxes payable	3,758	-
Lease liabilities	2,039	-
Other	9,196	14,925
	$21,168	$23,883

Note 12. Liability for Losses and Loss Adjustment Expenses

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

Activity in the liability for losses and LAE is summarized as follows:

(In thousands)	Three Months Ended March 31, 2019	Period from January 2, 2018 to March 31, 2018
Reserve for losses and LAE at beginning of period	$27,330	$29,366
Provision for claims, net of insurance:
Incurred related to:
Prior year	622	-
Current year	5,871	5,812
Total incurred	6,493	5,812
Deduct payment of claims, net of reinsurance:
Paid related to:
Prior year	4,743	5,478
Current year	2,096	2,704
Total paid	6,839	8,182
Reserve for losses and LAE at end of period	$26,984	$26,996

The components of the net liability for losses and LAE are as follows as of:

(In thousands)	March 31, 2019	December 31, 2018
Case basis reserves	$15,797	$15,863
Incurred but not reported reserves	11,187	11,467
Total	$26,984	$27,330

Note 13. Notes Payable and Long-Term Debt

Notes payable and long-term debt consist of the following as of:

(In thousands)	March 31, 2019	December 31, 2018
2018 First Lien Term Loan	$152,000	$154,000
2018 Second Lien Term Loan	40,000	40,000
SDI Crystal Term Loan	15,000	15,000
Standard Outdoor Promissory Notes	8,984	9,950
Note payable - IVG	4,000	4,000
Total Notes Payable and Long-Term Debt	219,984	222,950
Less deferred finance charges and debt discount	(4,589)	(4,903)
Less current maturities	(13,674)	(9,431)
	$201,721	$208,616

Turning Point

2018 Credit Facility

On March 7, 2018, Turning Point entered into a $250 million credit facility consisting of a $160 million 2018 First Lien Term Loan with Fifth Third Bank, as administrative agent, and other lenders, and a $50 million 2018 Revolving Credit Facility (collectively, the “2018 First Lien Credit Facility”) in addition to a $40 million 2018 Second Lien Term Loan (together with the 2018 First Lien Credit Facility, the “2018 Credit Facility”) with Prospect Capital Corporation, as administrative agent, and other lenders. The 2018 Credit Facility contains a $40 million accordion feature. Proceeds from the 2018 Credit Facility were used to repay, in full, the 2017 Credit Facility. Turning Point incurred a loss on extinguishment of debt of $2.4 million in the first quarter of 2018 as a result of the refinancing.

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

2018 First Lien Credit Facility

The 2018 First Lien Term Loan and the 2018 Revolving Credit Facility bear interest at LIBOR plus a spread of 2.75% to 3.50% based on Turning Point’s senior leverage ratio. The 2018 First Lien Term Loan has quarterly required payments of $2.0 million beginning June 30, 2018, increasing to $3.0 million on June 30, 2020, and increasing to $4.0 million on June 30, 2022. The 2018 First Lien Credit Facility has a maturity date of March 7, 2023. The 2018 First Lien Term Loan is secured by a first priority lien on substantially all of the assets of the borrowers and the guarantors thereunder, including a pledge of Turning Point’s capital stock, other than certain excluded assets (the “Collateral”). The 2018 First Lien Credit Facility contains certain financial covenants including maximum senior leverage ratio of 3.50x with step-downs to 3.00x, a maximum total leverage ratio of 4.50x with step-downs to 4.00x, and a minimum fixed charge coverage ratio of 1.20x. The weighted average interest rate of the 2018 First Lien Term Loan was 5.75% and 5.13% as of March 31, 2019 and December 31, 2018, respectively. The weighted average interest rate of the 2018 Revolving Credit Facility was 6.61% and 5.79% as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019 and December 31, 2018, Turning Point had $14.0 million and $26.0 million of borrowings outstanding under the 2018 Revolving Credit Facility, respectively. The $36.0 million unused portion of the 2018 Revolving Credit Facility is reduced by a $1.3 million letter of credit with Fifth Third Bank, resulting in $34.7 million of availability under the 2018 Revolving Credit Facility as of March 31, 2019.

2018 Second Lien Credit Facility

The 2018 Second Lien Credit Facility bears interest at a rate of LIBOR plus 7.00% and has a maturity date of March 7, 2024. The 2018 Second Lien Term Loan is secured by a second priority interest in the Collateral and is guaranteed by the same entities as the 2018 First Lien Term Loan. The 2018 Second Lien Credit Facility contains certain financial covenants including a maximum senior leverage ratio of 3.75x with step-downs to 3.50x, a maximum total leverage ratio of 4.75x with step-downs to 4.50x, and a minimum fixed charge coverage ratio of 1.10x. The weighted average interest rate of the 2018 Second Lien Term Loan was 9.48% and 8.70% as of March 31, 2019 and December 31, 2018, respectively.

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

SDI and Standard Outdoor

SDI

On February 2, 2018, SDI and its Standard Outdoor advertising subsidiaries (the “Borrowers”) entered into a term loan agreement with Crystal Financial LLC (“Crystal Term Loan”). The Crystal Term Loan provides for an initial term loan of $10.0 million and a commitment to provide additional term loans of up to $15.0 million. Subject to the satisfaction of certain conditions, the Company may request an additional increase in the commitment of up to $25.0 million. The Crystal Term Loan bears interest at a rate equal to the three-month “Libor Rate” as published in The Wall Street Journal plus 7.25%. Interest under the Crystal Term Loan agreement is payable monthly and is also subject to an agency fee of $50,000, payable upon execution of the agreement, and annually thereafter. In addition, the Crystal Term Loan was subject to a one-time commitment fee of $350,000, which was paid upon execution of the agreement. The principal balance is payable at maturity, on February 2, 2023. In August 2018, the Company borrowed an additional $5.0 million under the Crystal Term Loan. This borrowing is subject to the same terms as the initial borrowing. The obligations of the Borrowers under the Crystal Term Loan agreement are secured by all the assets of the Borrowers, subject to certain exceptions and exclusions as set forth in the Crystal Term Loan agreement and other loan documents.

The Crystal Term Loan agreement contains certain affirmative and negative covenants that are binding on the Borrowers, including, but not limited to, restrictions (subject to specified exceptions and qualifications) on the ability of the Borrowers to incur indebtedness, to create liens, to merge or consolidate, to make dispositions, to pay dividends or make distributions, to make investments, to pay any subordinated indebtedness, to enter into certain transactions with affiliates or to make capital expenditures. The Crystal Term Loan agreement contains customary events of default (which are in some cases subject to certain exceptions, thresholds, notice requirements and grace periods). The Term Loan Agreement also contains certain representations, warranties and conditions, in each case as set forth in the Term Loan Agreement.

With respect to the maintenance of at least $3.0 million in unrestricted cash and cash equivalents in accounts subject to control agreements in favor of the Agent, the Company had approximately $8.2 million in unrestricted cash and cash equivalents as of March 31, 2019 in those accounts.

Interest expense related to the Crystal Term Loan of $0.4 million and less than $0.1 million, including amortization of the discount, was recorded for the three months ended March 31, 2019 and 2018, respectively.

Standard Outdoor

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

On February 20, 2018, as partial consideration for an asset purchase of 86 billboard structures located in Georgia and Florida, as well as the ground leases and advertising contracts relating to such billboard structures, the Company issued a promissory note with a face value of $3.5 million. The promissory note was recorded net of a discount of $0.3 million, representing the difference between the face value and fair value at issuance. This discount will be amortized into interest expense using the effective interest rate method over the term of the promissory note. A principal payment of $1.0 million on the promissory note was paid on March 1, 2019, with the remaining principal paid down monthly through March 1, 2022. The promissory note has a 5% fixed coupon interest rate and interest is payable monthly.

Interest expense related to the Standard Outdoor loans of $0.2 million and $0.1 million, including amortization of the discount, was recorded for the three months ended March 31, 2019 and 2018, respectively.

The following table summarizes the consolidated scheduled principal repayments subsequent to March 31, 2019:

Future Minimum Principal Payments
April 1, 2019 - December 31, 2019	$6,536
2020	16,839
2021	13,882
2022	16,227
2023	126,500
thereafter	40,000
Total	$219,984

Note 14. Leases

As of January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). The main impact to the financial statements is the recognition of lease liabilities and right of use assets.

Turning Point

Turning Point’s leases consist primarily of leased property for its manufacturing warehouse, head offices and retail space as well as vehicle leases. In general, Turning Point does not recognize any renewal periods within the lease terms as there are not significant barriers to ending the lease at the initial term. Lease and non-lease components are accounted for as a single lease component.

Standard Outdoor

Standard Outdoor leases land and constructs a billboard that it owns, or leases an existing billboard owned by a third party. Standard Outdoor does recognize certain renewal periods to match the remaining useful life of its billboard structures. From a lessor perspective, Standard Outdoor has operating leases related to customers that use its billboards to advertise; however, these lessees are typically considered to be short-term (less than 12 months) and are not cyclical with the same lessee.

Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheet.  Lease expense for these leases is recognized on a straight-line basis over the lease term.

The components of lease expense consisted of the following:

(In thousands)	Three Months Ended March 31, 2019
Operating lease cost:
Cost of sales	$192
Selling, general and administrative	702
Variable lease cost (1)	298
Short-term lease cost	54
Sublease income	(30)
Total operating lease cost	$1,216

(1)	Variable lease expense primarily includes elements of a contract that do not represent a good or service, but for which the lessee is responsible for paying.

Supplemental balance sheet information related to leases was as follows as of:

(In thousands)	March 31, 2019
Assets:
Right of use assets	$13,431
Total leased assets	$13,431

Liabilities:
Current lease liabilities (1)	$2,039
Long-term lease liabilities	11,785
Total lease liabilities	$13,824

(1)	Reported within accrued liabilities on the condensed consolidated balance sheet

	March 31, 2019
	Turning Point	SDI, Standard Outdoor and Maidstone
Weighted average remaining lease term - operating leases	9.0 years	11.7 years
Weighted average discount rate - operating leases	6.49%	9.57%

Nearly all the lease contracts for the Company do not provide a readily determinable implicit rate. For these contracts, the Company estimated the incremental borrowing rate based on information available upon the adoption of ASU 2016-02.

Future maturities of lease liabilities consisted of the following:

Year	Payments
April 1, 2019 - December 31, 2019	$2,349
2020	2,792
2021	2,246
2022	1,561
2023	1,354
Thereafter	9,396
Total lease payments	19,698
Less: Imputed interest	5,874
Present value of lease liability	$13,824

Note 15. Pension and Postretirement Benefit Plans

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

The following table provides the components of net periodic pension and postretirement benefit costs and total costs for the plans:

	Three months ended March 31,
	Pension Benefits		Post-Retirement Benefits
(In thousands)	2019	2018	2019	2018
Service cost	$26	$26	$-	$-
Interest cost	130	142	25	29
Expected return on plan assets	(161)	(254)	-	-
Amortization of losses (gains)	37	60	(42)	(20)
Net periodic benefit expense (income)	$32	$(26)	$(17)	$9

Note 16. Stockholders’ Equity

Common Stock

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

Common Stock Repurchase Program

On June 29, 2017, the Company’s Board of Directors (the “Board”) authorized a program, effective immediately, to repurchase over a period of twelve months shares of the Company’s Class A Common Stock or Class B Common Stock, par value $0.01 per share, constituting, in the aggregate, up to 5% of the outstanding shares of Common Stock. Shares of the Common Stock may be repurchased in the open market or through negotiated transactions. The program may be terminated or suspended at any time at the discretion of the Company.

The time of purchases and the exact number of shares to be purchased, if any, will depend on market conditions. The repurchase program does not include specific price targets or timetables. The Company intends to finance the purchases using available working capital. The Crystal Term Loan, as described in Note 13, Notes Payable and Long-Term Debt, generally prohibits such repurchases of the Company’s Common Stock.

Repurchases of 40,100 shares of common stock were made pursuant to this program during the three months ended March 31, 2019 for a cost of $0.6 million. No shares of common stock were repurchased in the three months ended March 31, 2018. Approval for these repurchases was received from Crystal. As of December 31, 2018, $0.8 million was included in accrued liabilities on the condensed consolidated balance sheets for unsettled repurchases.

Equity Issuance

In January 2018, the Company issued 181,825 shares of its Class A common stock in a private placement for gross proceeds of $2.0 million.

In March 2018, the Company granted 18,834 shares of restricted stock with immediate vesting to individuals for services performed. These shares were granted outside of the Company’s 2017 Omnibus Equity Compensation Plan.

Dividends paid by Turning Point

On November 9, 2017, the Board of Directors of Turning Point approved the initiation of a cash dividend to its shareholders. During the three months ended March 31, 2019, Turning Point paid or accrued dividends of $0.4 million to its shareholders other than SDI. The most recent dividend was paid on April 12, 2019 to shareholders of record at the close of business on March 22, 2019.

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

Note 17. Share-Based Compensation

On June 9, 2017, the Company’s Board adopted the 2017 Omnibus Equity Compensation Plan (the “2017 Plan”) in order to provide employees of the Company and its subsidiaries, certain consultants and advisors who perform services for the Company or its subsidiaries, and non-employee members of the Board of the Company with the opportunity to receive grants of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units, and other stock-based awards. The Board authorized 1,000,000 shares of the Class A Common Stock of the Company to be issued under the Plan. The Plan was approved by the Company’s stockholders by partial written consent on July 14, 2017, and in accordance with the rules of the Securities and Exchange Commission and Delaware corporation law regarding approval by partial written consent, became effective on August 17, 2017. As of March 31, 2019, the Company had 988,930 shares available for grant under the 2017 Plan.

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

Including the share-based compensation expense of SDI’s subsidiaries, the Company recorded share-based compensation expense of $0.6 million and $0.4 million recorded for the three months ended March 31, 2019 and 2018, respectively. This expense is a component of selling, general and administrative expense.

No options of SDI were exercised during the three months ended March 31, 2019 or 2018.

Information with respect to the adjusted activity of outstanding stock options is summarized as follows:

(In thousands, except per share amounts)	Number of Shares	Price Range		Weighted Average Remaining Contractual term
Balance, January 1, 2019	2,463	$31.00	$46.25
Cancelled	-	-	-
Balance, March 31, 2019	2,463	$31.00	$46.25	1.5 years
Vested and exercisable at March 31, 2019	2,463	$31.00	$46.25	1.5 years

The following table provides additional information about the Company’s stock options outstanding and exercisable as of March 31, 2019:

	Options Outstanding and Exercisable
		Weighted Average
Range of Exercise Prices	Number of Shares	Remaining Contractual Life		Exercise Price
$31.00 - $31.25	1,400	2.1	Years	$31.18
$45.25 - $46.25	1,063	0.6	Years	45.63
$31.00 - $46.25	2,463	1.5	Years	$37.41

The Company grants restricted stock awards (“RSA”) which is the right to receive shares. The fair value of RSAs is based on the market price for the stock at the date of grant.

The following table summarizes the changes in non-vested RSAs for the three months ended March 31, 2019:

	Shares	Weighted Average Grant Date Fair Value
Non-vested RSAs at January 1, 2019	127,005	$10.96
Granted	-	-
Vested	-	-
Non-vested RSAs at March 31, 2019	127,005	$10.96

As of March 31, 2019, there was $0.9 million of total unrecognized stock-based compensation expense, related to restricted stock awards, which will be recognized over the weighted-average remaining vesting period of 1.4 years.

Note 18. Income Taxes

In December 2017, the U.S. Congress passed the Tax Cuts and Jobs Act (“TCJA”) which the President signed in the same month. The TCJA reduced the corporate income tax rate to 21%, effective January 1, 2018. Other significant changes accompanying the corporate income tax rate reduction include eliminating the corporate alternative minimum tax, limiting the interest expense deduction to 30% of adjusted taxable income, and limiting net operating losses to 80% of taxable income for losses arising in tax years beginning after 2017. The TCJA required the Company to remeasure its deferred tax assets and liabilities at the newly enacted tax rate in December 2017, the period of enactment.

SDI has recorded a full valuation allowance as of March 31, 2019, offsetting its U.S. federal and state net deferred tax assets which primarily represent net operating loss carry forwards (“NOLs”). At March 31, 2019, the Company’s management concluded, based upon the evaluation of all available evidence, that it is more likely than not that the U.S. federal and state net deferred tax assets will not be realized.  Due to the reverse acquisition transaction with Turning Point, the Company determined that SDI has experienced a “change in control” as defined in Internal Revenue Code Section 382, which will result in an annual limitation on SDI’s utilization of NOLs in future periods.  The Company is currently evaluating the effects of Section 382 on SDI’s future utilization of its NOLs.

The Company’s income tax expense for the three months ended March 31, 2019 and 2018 was $1.4 million and $0.8 million, respectively. Turning Point’s effective income tax rate for the three months ended March 31, 2019, was 21.3% which includes a discrete tax deduction of $0.9 million for the three months ended March 31, 2019, relating to stock option exercises. Turning Point’s effective income tax rate for the three months ended March 31, 2018, was 21% which includes a discrete tax deduction of $0.3 million for the three months ended March 31, 2018, relating to stock option exercises.

The Company follows the provisions of ASC 740-10-25, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company has determined that the Company did not have any uncertain tax positions requiring recognition under the provisions of ASC 740-10-25. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions, if any, as part of interest expense. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. In general, the Company is no longer subject to U.S. federal and state tax examinations for years prior to 2014.

As a part of the Company’s impairment of other indefinite lived intangible assets as described more fully in Note 10, the Company reversed its deferred tax liability recorded as a part of the purchase of Maidstone, during the three months ended March 31, 2019. The reversal decreased deferred income taxes by $0.4 million on the condensed consolidated balance sheet as of March 31, 2019 and provided an income tax benefit of $0.4 million to the condensed consolidated statements of operations for the three months ended March 31, 2019.

Note 19. Contingencies

The Company is a party from time to time to various proceedings in the ordinary course of business. For a description of the Master Settlement Agreement, to which the Company is a party, see Note 2 Summary of Significant Accounting Policies. Other than the proceedings mentioned below, there is no material litigation, arbitration or governmental proceeding currently pending against the Company or any of its officers or directors in their capacity as such, and the Company and its officers and directors have not been subject to any such proceeding.

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

Turning Point is subject to several lawsuits alleging personal injuries resulting from malfunctioning vaporizer devices and may be subject to claims in the future relating to other NewGen products. Turning Point is still evaluating these claims and the potential defenses to them. For example, Turning Point did not design or manufacture the products at issue; rather, they were merely the distributor. Nonetheless, there can be no assurance that Turning Point will prevail in these cases, and they could have a material adverse effect on the financial position, results of operations, or cash flows of Turning Point.

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

Maidstone’s fixed income investment portfolio is managed in accordance with guidelines that have been tailored to meet specific investment strategies, including standard of diversification, which limit the allowable holdings to any single issue. Maidstone reported no investment in excess of 10% of the Company’s surplus as of March 31, 2019 or December 31, 2018, other than investments issued or guaranteed by the United States government or its agencies.

Note 20. Earnings Per Share

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

Basic net (loss) income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net (loss) income per share is computed using the weighted-average number of common shares and the weighted average effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock options and restricted stock awards and the dilutive effect of such awards is reflected in diluted earnings per share by application of the treasury stock method.

The following tables set forth the computation of basic and diluted net (loss) income per share of Class A and Class B common stock. For the three months ended March 31, 2019 and 2018, the basic weighted average shares outstanding has been calculated using the number of common shares outstanding of SDI from January 1, 2018 through March 31, 2018.

	Three Months Ended March 31,
(In thousands, except share and per share amounts)	2019	2018
Basic net (loss) income per common share calculation:
Net (loss) income attributable to SDI	$(3,543)	$521

Weighted average Class A common shares outstanding – basic	9,070,542	8,521,404
Weighted average Class B common shares outstanding – basic	7,793,079	8,038,028
Weighted average common shares outstanding – basic	16,863,621	16,559,432
Net (loss) income attributable to SDI per share of common stock – basic	$(0.21)	$0.03

	Three Months Ended March 31,
(In thousands, except share and per share amounts)	2019	2018
Diluted net (loss) income attributable to SDI per common share calculation:
Net (loss) income attributable to SDI	$(3,543)	$521
Impact of subsidiary dilutive securities (1)	(80)	(43)
Net (loss) income attributable to SDI - diluted	$(3,623)	$478

Weighted average Class A common shares outstanding – basic	9,070,542	8,521,404
Weighted average Class B common shares outstanding – basic	7,793,079	8,038,028
Dilutive impact of stock options and restricted stock awards	-	43,796
Weighted average common shares outstanding – diluted	16,863,621	16,603,228
Net (loss) income attributable to SDI per share of common stock – diluted	$(0.21)	$0.03

(1)
The Company records an adjustment to net income in the relevant period for the dilutive impact of subsidiary stock-based awards on the Company’s reported net income for purposes of calculating income per share.

As of March 31, 2018, 5,063 of stock options have been excluded from the computation of diluted weighted average shares outstanding, as they are anti-dilutive. Due to the net loss, there was no adjustment for anti-dilutive stock options as of March 31, 2019.

Note 21. Segment Information

In accordance with ASC 280, Segment Reporting, the Company has five reportable segments. Three of the Company’s segments are also those of Turning Point: (1) Smokeless products; (2) Smoking products; and (3) NewGen products. The Smokeless products segment (i) manufactures and markets moist snuff and (ii) contracts for and markets chewing tobacco products. The Smoking products segment (i) markets and distributes cigarette papers, tubes, and related products; (ii) markets and distributes finished cigars and MYO cigar wraps; and (iii) processes, packages, markets, and distributes traditional pipe tobaccos. The NewGen products segment (i) markets and distributes e-cigarettes, e-liquids, vaporizers, and certain other products without tobacco and/or nicotine; (ii) distributes a wide assortment of vaping and Cannabidiol (“CBD”) related products to non-traditional retail outlets via VaporBeast, Vapor Shark, Vapor Supply, and IVG; and (iii) distributes a wide assortment of vaping and CBD related products to individual consumers via Vapor Shark, Vapor World, and VaporFi branded retail outlets in addition to online platforms. Smokeless and Smoking products are distributed primarily through wholesale distributors in the United States while NewGen products are distributed primarily through e-commerce to non-traditional retail outlets in the United States. The Other segment includes the costs and assets of Turning Point not assigned to one of the three reportable segments such as intercompany transfers, deferred taxes, deferred financing fees, and investments in subsidiaries.

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

Accounting policies of these segments are the same as those of the Company. Corporate costs of Turning Point are not directly charged to the three reportable segments in the ordinary course of operations. The Company evaluates the performance of its segments and allocates resources to them based on operating income. In 2018, corporate costs were allocated to the segments based on net sales. Management believes this allocation does not reflect the operations of the business. Prior periods have been adjusted to conform to the current year presentation.

The tables below present financial information about reported segments:

	Three Months Ended March 31,
	2019	2018
Revenues
Smokeless Products	$22,544	$20,747
Smoking Products	25,519	26,996
NewGen Products	43,565	26,199
Insurance	7,703	7,718
Other(1)	681	406
	100,012	82,066

Operating Income
Smokeless Products	7,487	4,486
Smoking Products	9,946	6,894
NewGen Products	2,838	(1,496)
Insurance	(4,403)	617
Other(1)	(10,479)	(1,462)
	5,389	9,039

Interest expense	4,491	3,992
Interest and investment income	(162)	(103)
Loss on extinguishment of debt	-	2,384
Net periodic benefit income, excluding service cost	(11)	(43)
Income before income taxes	$1,071	$2,809

Capital Expenditures
Smokeless products	$577	$349
Smoking products	-	-
NewGen products	309	14
Insurance	19	20
Other(1)	15	-
	$920	$383
Depreciation and amortization
Smokeless products	$357	$339
Smoking products	-	-
NewGen Products	533	396
Insurance	47	57
Other(1)	371	195
	$1,308	$987

	March 31, 2019	December 31, 2018
Assets
Smokeless Products	$108,762	$99,441
Smoking Products	143,108	142,520
NewGen Products	93,990	95,397
Insurance	49,776	52,169
Other (1)	29,916	32,416
	$425,552	$421,943

(1)
“Other” includes sales, operating income or assets that are not assigned to the other four reportable segments, such as sales, operating income or assets of SDI and Standard Outdoor, and Turning Point deferred taxes. All goodwill has been allocated to reportable segments.

Revenue Disaggregation- Sales Channel

Revenues of the Smokeless and Smoking segments are comprised of sales made to wholesalers while NewGen sales are made to wholesalers, retailers, and ultimate end-customers. NewGen net sales are broken out by sales channel below.

	NewGen Segment Three Months Ended March 31,
	2019	2018

Wholesalers	$2,197	$2,330
Retail outlets	28,645	20,884
End-customers	12,673	2,935
Other	50	50
	$43,565	$26,199

Net Sales – Domestic and Foreign

The following table shows a breakdown of consolidated net sales between domestic and foreign.

	Three Months Ended March 31,
	2019	2018
Domestic	$89,450	$71,264
Foreign	2,859	3,084
Net Sales	$92,309	$74,348

Note 22. Related Party Transactions

SDI has engaged the services of CFGI, formerly Pine Hill Group, and Edward J. Sweeney to serve as interim Chief Financial Officer effective May 31, 2017. Mr. Sweeney carries out his role as interim Chief Financial Officer of the Company pursuant to an agreement between the Company and CFGI. Mr. Sweeney is a partner at CFGI. The agreement outlines the scope of responsibilities of CFGI, as well as Mr. Sweeney’s role. These include, but are not limited to, services provided to the Company as interim Chief Financial Officer, controllership services, technical accounting and financial reporting services, and risk, valuation and transaction advisory services. CFGI is compensated at an hourly rate for performing services pursuant to the agreement. CFGI is responsible for all payments to Mr. Sweeney. As a result, Mr. Sweeney has received no direct compensation from the Company and the amount of aggregate payments made to CFGI is based on the amount of work performed on the Company’s behalf by all CFGI resources. During the three months ended March 31, 2019 and 2018, the Company incurred expenses of $0.3 million and $0.5 million, respectively, related to services provided by CFGI.

Note 23. Statutory Information

The Company’s insurance subsidiary, Maidstone, is subject to insurance laws and regulations in the jurisdictions in which it operates. These regulations include certain restrictions on the amount of dividends or other distributions available to unitholders.

Under the insurance laws of New York State, Maidstone is restricted (on a basis of the lower of 10% of Maidstone’s statutory surplus at the end of the preceding twelve-month period or 100% of Maidstone’s adjusted net investment income for the preceding twelve-month period) as to the amount of dividends that Maidstone may declare or pay in any twelve-month period without prior approval of the New York State Department of Financial Services (the “NYSDFS”). As of March 31, 2019, the maximum amount of dividends that may be paid by Maidstone without approval of the NYSDFS is $-0-. Further, under New York State law, companies may pay cash dividends only from earned surplus on a statutory basis. No dividends were declared or paid by Maidstone during the three months ended March 31, 2019.

Maidstone is subject to certain risk-based capital (“RBC”) requirements as specified by the National Association of Insurance Commissioners (“NAIC”). Under such requirements, the amount of capital and surplus maintained by a property and casualty insurance company is to be determined on various risk factors including risk-based capital ratios. As of March 31, 2019, the capital and surplus of Maidstone did not exceed the RBC requirements. Maidstone’s RBC ratio is between 150% and 100% which requires it to submit a corrective action plan. Maidstone is in the process of developing a plan to increase the RBC. As part of that plan, Maidstone has ceased writing new automobile policies in New York. If the plan is not satisfactory, Maidstone may face business restrictions, which could potentially impact the Company’s ability to recover its investment in Maidstone in the future. Similar regulations apply in other states in which Maidstone holds licenses.

Statutory combined capital and surplus and net loss of Maidstone was as follows as of:

(In thousands)	March 31, 2019	December 31, 2018
Statutory capital and surplus	$2,915	$4,769
Statutory net loss	$(1,983)	$(9,559)

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

Note 24. Subsequent Events

Turning Point engaged in discussions and mediation with VMR Products LLC (“VMR”), which was acquired in 2018. Pursuant to a Distribution and Supply agreement (“VMR Agreement”), VMR was providing Turning Point with V2 e-cigarettes for the exclusive distribution in bricks-and-mortar stores in the United States. Under the terms of the VMR Agreement, in the event of termination following a change in control, the acquirer was required to make a payment to Turning Point under a formula designed to provide them with a fair share of the value created by Turning Point’s performance under the VMR Agreement. The discussions have been completed and Turning Point received $6.7 million in April 2019 to settle the issue. Net of legal costs and reserves for anticipated future returns associated with the discontinuance, Turning Point expects to record a $5.5 million gain in the second quarter.

On May 7, 2019, the Company through Standard Outdoor, completed an asset acquisition consisting of 6 billboard structures located in Georgia, as well as the ground leases and advertising contracts relating to such billboard structures for total consideration of $0.6 million.

Cautionary Note Regarding Forward-Looking Statements

This  Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “expect,” “intend,” “plan” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. As a result, actual events may differ materially from those expressed in or suggested by the forward-looking statements. Any forward-looking statement made by SDI in this Quarterly Report on Form 10-Q speaks only as of the date hereof. New risks and uncertainties come up from time to time, and it is impossible for SDI to predict these events or how they may affect it. SDI has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws. Factors that could cause these differences include, but are not limited to:

•	declining sales of tobacco products, and expected continuing decline of sales, in the tobacco industry overall;
•	Turning Point’s dependence on a small number of third-party suppliers and producers;
•	the possibility that Turning Point will be unable to identify or contract with new suppliers or producers in the event of a supply or product disruption;
•	the possibility that Turning Point’s licenses to use certain brands or trademarks will be terminated, challenged or restricted;
•	failure to maintain consumer brand recognition and loyalty of Turning Point’s customers;
•	substantial and increasing U.S. regulation;
•	regulation of Turning Point’s products by the FDA, which has broad regulatory powers;
•	Turning Point’s products are subject to developing and unpredictable regulation;
•	Turning Point’s products contain nicotine which is considered to be a highly addictive substance;
•	uncertainty related to the regulation and taxation of Turning Point’s NewGen products;
•	possible significant increases in federal, state and local municipal and vapor-related tobacco-related taxes;
•	possible increasing international control and regulation;
•	Turning Point’s reliance on relationships with several large retailers and national chains for distribution of its products;
•	our amount of indebtedness;
•	the terms of our credit facilities, which may restrict our current and future operations;
•	intense competition and our ability to compete effectively;
•	uncertainty and continued evolution of markets containing Turning Point’s NewGen products;
•	significant product liability litigation;
•	some of our products are subject to developing and unpredictable regulations;
•	the scientific community’s lack of information regarding the long-term health effects of electronic cigarette, vaporizer and e-liquid use;
•	requirement to maintain compliance with master settlement agreement escrow account;
•	competition from illicit sources;
•	our reliance on information technology;
•	security and privacy breaches;
•	contamination of Turning Point’s tobacco supply or products;
•	infringement on our intellectual property;
•	third-party claims that we infringe on their intellectual property;
•	failure to manage our growth;
•	failure to successfully integrate our acquisitions or otherwise be unable to benefit from pursuing acquisitions;
•	fluctuations in our results;

•	exchange rate fluctuations;
•	adverse U.S. and global economic conditions;
•	sensitivity of end-customers to increased sales taxes and economic conditions;
•	failure to comply with certain regulations;
•	departure of key management personnel or our inability to attract and retain talent;
•	imposition of significant tariffs on imports into the U.S.;
•	reduced disclosure requirements applicable to emerging growth companies may make Turning Point’s common stock less attractive to investors, potentially decreasing its stock price;
•	failure to maintain Turning Point’s status as an emerging growth company before the five-year maximum time period a company may retain such status;
•	our principal stockholders will be able to exert significant influence over matters submitted to our stockholders and may take certain actions to prevent takeovers;
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

•	we may issue preferred stock whose terms could adversely affect the voting power or value of our common stock; and
•	our status as a “controlled company” could make our common stock less attractive to some investors or otherwise harm our stock price.
•	the highly competitive nature of the out-of-home advertising industry;
•	regulations relating to the out-of-home advertising industry;
•
business risks relating to the out-of-home advertising industry, such as seasonality, competitiveness, risks from natural disasters and sensitivity to a decline in advertising expenditures, general economic conditions and other external events;

•	regulations relating to the insurance industry; and
•	business risks relating to the insurance industry, such as competitiveness, industry fragmentation and underwriting risks; and risks relating to reinsurance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of the historical financial condition and results of operations in conjunction with our interim condensed consolidated financial statements and accompanying notes, which are included elsewhere in this Quarterly Report on Form 10-Q. In addition, this discussion includes forward-looking statements subject to risks and uncertainties which may result in actual results differing from statements we make. See “Cautionary Note Regarding Forward-Looking Statements.” Factors that could cause actual results to differ include those risks and uncertainties discussed in “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on March 11, 2019.

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

Recent Developments

On May 7, 2019, we, through Standard Outdoor, completed an asset acquisition consisting of 6 billboard structures located in Georgia, as well as the ground leases and advertising contracts relating to such billboard structures for total consideration of $0.6 million.

On March 29, 2019, the duties of Ian Estus, formerly the Chief Executive Officer of SDI, was reassigned by the Board of Directors of the Company (the “Board”), such that Mr. Estus no longer serves as the Chief Executive Officer of the Company, or as an officer in any other position of the Company, or as an officer, director, manager or in any similar position for any of the Company’s subsidiaries. Mr. Estus remains a member of the Board. Also on March 29, 2019, Gregory H.A. Baxter, currently the Executive Chairman of the Board, was appointed by the Board to serve, on an interim basis, as the Chief Executive Officer of the Company, and to replace Mr. Estus on an interim basis in any other position held by Mr. Estus as an officer in any other position of the Company, or as an officer, director, manager or in any similar position for any of the Company’s subsidiaries, to serve in each case until his successor has been duly appointed or until his resignation or removal from any such position by further action of the Board.

VMR

Turning Point engaged in discussions and mediation with VMR Products LLC (“VMR”), which was acquired in 2018. Pursuant to a Distribution and Supply agreement (“VMR Agreement”), VMR was providing Turning Point with V2 e-cigarettes for the exclusive distribution in bricks-and-mortar stores in the United States. Under the terms of the VMR Agreement, in the event of termination following a change in control, the acquirer was required to make a payment to Turning Point under a formula designed to provide them with a fair share of the value created by Turning Point’s performance under the VMR Agreement. The discussions have been completed and Turning Point received $6.7 million in April 2019 to settle the issue. Net of legal costs and reserves for anticipated future returns associated with the discontinuance, Turning Point expects to record a $5.5 million gain in the second quarter.

Overview of Turning Point

Turning Point is a leading independent provider of Other Tobacco Products (“OTP”) in the U.S. Turning Point sells a wide range of products across the OTP spectrum, including moist snuff tobacco (“MST”), loose leaf chewing tobacco, premium cigarette papers, make-your-own (“MYO”) cigar wraps, cigars, liquid vapor products and tobacco vaporizer products; however, Turning Point does not sell cigarettes. Turning Point estimates the OTP industry generated approximately $11 billion in manufacturer revenue in 2018. In contrast to manufactured cigarettes, which have been experiencing declining volumes for decades based on data published by the Alcohol and Tobacco Tax and Trade Bureau (“TTB”), the OTP industry is demonstrating increased consumer appeal with low to mid-single digit consumer unit growth as reported by Management Science Associates, Inc., a third-party analytics and informatics company. Under the leadership of a senior management team with an average of 23 years of experience in the tobacco industry, Turning Point has grown and diversified its business through new product launches, category expansions, and acquisitions while concurrently improving operational efficiency.

Products

Turning Point operates in three segments: Smokeless products, Smoking products and NewGen products. In Turning Point’s Smokeless products segment, Turning Point (i) manufactures and markets moist snuff and (ii) contracts for and market loose leaf chewing tobacco products. In Turning Point’s Smoking products segment, Turning Point (i) markets and distributes cigarette papers, tubes and related products; (ii) markets and distributes finished cigars and MYO cigar wraps; and (iii) processes, packages, markets, and distributes traditional pipe tobaccos. In Turning Point’s NewGen products segment, Turning Point (i) markets and distributes cigarettes, e-liquids, vaporizers  and certain other products without tobacco and/or nicotine; (ii) distributes a wide assortment of vaping and Cannabidiol (“CBD”) related products to non-traditional retail via VaporBeast, Vapor Shark, Vapor Supply and IVG; and (iii) distributes a wide assortment of vaping and CBD related products to individual consumers via Vapor Shark, Vapor World and VaporFi branded retail outlets in addition to online platforms. Turning Points portfolio of brands includes some of the most widely recognized names in the OTP industry, such as Stoker’s® in the Smokeless segment, Zig-Zag® in the Smoking segment, and VaporBeast® and VaporFi® in the NewGen segment.

Operations

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

Key Factors Affecting Turning Point’s Results of Operations

Turning Point considers the following to be the key factors affecting its results of operations:

•	Turning Point’s ability to further penetrate markets with its existing products;
•	Turning Point’s ability to introduce new products and product lines that complement its core business;
•	Decreasing interest in some tobacco products among consumers;
•	Price sensitivity in its end-markets;
•	Marketing and promotional initiatives, which cause variability in Turning Point’s results;
•	General economic conditions, including consumer access to disposable income;
•	Cost and increasing regulation of promotional and advertising activities;
•	Cost of complying with regulation, including newly passed “deeming regulations”;
•	Counterfeit and other illegal products in our end-markets;
•	Currency fluctuations;
•	Turning Point’s ability to identify attractive acquisition opportunities in OTP; and
•	Turning Point’s ability to integrate acquisitions.

Overview of Standard Outdoor

Standard Outdoor is an out-of-home advertising business. Revenues include outdoor advertising revenues, while operating expenses primarily include compensation costs, depreciation and rent expense.

Overview of Pillar General

On January 2, 2018, Pillar General acquired all of the outstanding capital stock of Interboro Holdings, Inc. (“Interboro”) for a cash purchase price of $2.5 million. Under the name Maidstone Insurance Company (“Maidstone”), Maidstone offers personal automobile and homeowners insurance, primarily in the state of New York. The results of Maidstone are included in our condensed consolidated results as of January 2, 2018, the date of acquisition.

During the three months ended March 31, 2019, we recorded impairment charges of $0.8 million and $2.0 million related to the full impairment of the goodwill and intangible asset balances, respectively, in our Insurance segment. This impairment was a result of changes in the future outlook for the Insurance segment and certain other factors impacting recoverability. As a result, there are no goodwill or intangible assets balances remaining in our Insurance segment.

In addition, Maidstone is subject to certain risk-based capital (“RBC”) requirements as specified by the National Association of Insurance Commissioners (“NAIC”). Under such requirements, the amount of capital and surplus maintained by a property and casualty insurance company is to be determined on various risk factors including risk-based capital ratios. As of March 31, 2019, the capital and surplus of Maidstone did not exceed the RBC requirements. Maidstone’s RBC ratio is between 150% and 100% which requires Maidstone to submit a corrective action plan. Maidstone is in the process of developing a plan to increase the RBC. As part of that plan, Maidstone has ceased writing new automobile policies in New York. If the plan is not satisfactory, Maidstone may face business restrictions, which could potentially impact the Company’s ability to recover its investment in Maidstone in the future. Similar regulations apply in other states in which Maidstone holds licenses.

Segment Information

We operate in five reportable segments; (1) Smokeless products, (2) Smoking products, (3) NewGen products, (4) Insurance and (5) Other, which includes our out-of-home advertising business and SDI holding company, as well as certain unallocated Turning Point amounts. Turning Point’s Smokeless products segment, Smoking products segment and NewGen products segment are described above within Overview of Turning Point – Products. The Insurance segment products include auto and homeowners property and casualty insurance.

Critical Accounting Policies and Uses of Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 11, 2019.

 Recent Accounting Pronouncements

Refer to Note 2. Summary of Significant Accounting Policies of our condensed consolidated financial statements included in this Quarterly Report for a description of recently issued accounting pronouncements, including those recently adopted.

Consolidated Results of Operations

The table and discussion set forth below relate to our condensed consolidated results of operations:

Comparison of the Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018

	Three Months Ended March 31,
(in thousands)	2019	2018	% Change
Revenues
Smokeless Products	$22,544	$20,747	8.7%
Smoking Products	25,519	26,996	-5.5%
NewGen Products	43,565	26,199	66.3%
Insurance	7,703	7,718	-0.2%
Other	681	406	67.7%
Total revenues	$100,012	$82,066	21.9%

Operating Income
Smokeless Products	$7,487	$4,486	66.9%
Smoking Products	9,946	6,894	44.3%
NewGen Products	2,838	(1,496)	-289.7%
Insurance	(4,403)	617	-813.6%
Other	(10,479)	(1,462)	616.8%
Total operating income	5,389	9,039	-40.4%

Interest expense	4,491	3,992	12.5%
Interest and investment income	(162)	(103)	57.3%
Loss on extinguishment of debt	-	2,384	-100.0%
Net periodic benefit income, excluding service cost	(11)	(43)	-74.4%
Income before income taxes	1,071	2,809	-61.9%
Income tax expense	1,354	809	67.4%
Net (loss) income	(283)	2,000	-114.2%
Amounts attributable to noncontrolling interests	(3,260)	(1,479)	120.4%
Net (loss) income attributable to SDI	$(3,543)	$521	-780.0%

Total revenues. For the three months ended March 31, 2019, total revenues were $100.0 million, an increase of $17.9 million, or 21.9%, from $82.1 million for the three months ended March 31, 2018. The increase in revenues was primarily driven by volume growth in the NewGen Products segment, which includes the addition of three months of IVG and Vapor Supply sales in 2019.

Total operating income. For the three months ended March 31, 2019, total operating income was $5.4 million, a decrease of $3.6 million or 40.4%, from $9.0 million for the three months ended March 31, 2018. This decrease was primarily due to an impairment loss of $2.8 million on goodwill and other intangible assets recorded in the Insurance segment in the first quarter 2019, along with a combined $2.2 million of higher other operating expenses and incurred losses and loss adjustment expenses at Maidstone, as described in the Insurance segment information below, partially offset by an increase in operating income of Turning Point and other of $1.4 million as described in the Turning Point and Other segment information below.

Interest expense. For the three months ended March 31, 2019, interest expense was $4.5 million compared to $4.0 million for the three months ended March 31, 2018. This increase of $0.5 million was primarily due to a higher average outstanding debt balances and higher interest rates during the three months ended March 31, 2019 when compared to March 31, 2018.

Interest and investment income. Interest and investment income relating to investment of the MSA escrow deposits as well as SDI’s cash and cash equivalents was approximately $0.2 million for the three months ended March 31, 2019, compared to $0.1 million for the three months ended March 31, 2018.

Loss on extinguishment of debt. For the three months ended March 31, 2019, we had no loss on extinguishment of debt. For the three months ended March 31, 2018, loss on extinguishment of debt was $2.4 million as the result of Turning Point refinancing its credit facility during the period.

Net periodic benefit income, excluding service cost. For the three months ended March 31, 2019, net periodic benefit income, excluding service cost was approximately $11,000 compared to approximately $43,000 for the three months ended March 31, 2018.

Income before income taxes. For the three months ended March 31, 2019, income before income taxes was $1.1 million compared to income before income taxes of $2.8 million for the three months ended March 31, 2018. This decrease of $1.7 million was primarily due to the factors noted above.

Income tax expense. Our income tax expense was $1.4 million for the three months ended March 31, 2019 and attributable to Turning Point’s income offset by an increase in income tax benefit on Maidstone due to a reversal of deferred tax liability, which provided an income tax benefit during the three months ended March 31, 2019. Income tax expense was $0.8 million for the three months ended March 31, 2018.

Net (loss) income. Due to the factors described above, net (loss) income for the three months ended March 31, 2019 and 2018, were $(0.3) million and $2.0 million, respectively.

Amounts attributable to noncontrolling interests. Income attributable to noncontrolling interests of $3.3 million and $1.5 million for the three months ended March 31, 2019 and 2018, respectively, was related to the shareholders of Turning Point other than SDI and was based on the increase in Turning Point’s net income.

Net (loss) income attributable to SDI. For the three months ended March 31, 2019, net loss attributable to SDI was $(3.5) million compared to net income of $0.5 million for the three months ended March 31, 2018, a decrease of $4.0 million or 780.0%. This decrease was a result of the items discussed above.

Segment Results of Operations

Turning Point and Other segment

The table and discussion set forth below relate to the results of operations of the three Turning Point segments, as well as our Other reportable segment, which includes non-allocated amounts of Turning Point, SDI and Standard Outdoor:

Comparison of the Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018

	Three Months Ended March 31,
(in thousands)	2019	2018	% Change
Net sales
Smokeless products	$22,544	$20,747	8.7%
Smoking products	25,519	26,996	-5.5%
NewGen products	43,565	26,199	66.3%
Other	681	406	67.7%
Total net sales	92,309	74,348	24.2%
Cost of sales	51,784	42,456	22.0%
Gross profit
Smokeless products	12,073	10,993	9.8%
Smoking products	13,484	13,164	2.4%
NewGen products	14,907	7,652	94.8%
Other	61	83	-26.5%
Total gross profit	40,525	31,892	27.1%
Selling, general and administrative expenses	30,733	23,470	30.9%
Operating income	$9,792	$8,422	16.3%

Net sales. For the three months ended March 31, 2019, overall net sales increased to $92.3 million from $74.3 million for the three months ended March 31, 2018, an increase of $18.0 million or 24.2%. The increase in net sales was primarily driven by volume growth in NewGen, which includes the addition of three months of IVG and Vapor Supply sales in 2019.

For the three months ended March 31, 2019, net sales in the Smokeless products segment increased to $22.5 million from $20.7 million for the three months ended March 31, 2018, an increase of $1.8 million or 8.7%.  For the three months ended March 31, 2019, volume increased 4.8% and price/mix increased 3.9%. The increase in net sales was primarily driven by the continuing double-digit volume growth of Stoker’s® MST partially offset by declining sales in chewing tobacco, largely attributable to long-term segment erosion, and a continuing shift to lower price products.

For the three months ended March 31, 2019, net sales in the Smoking products segment decreased to $25.5 million from $27.0 million for the three months ended March 31, 2018, a decrease of $1.5 million or 5.5%. For the three months ended March 31, 2019, volume decreased 8.4% and price/mix increased 2.9%. The net sales decline was attributable to delayed Canadian paper orders as a result of the packaging regulations and declining sales in the low-margin cigars business.

For the three months ended March 31, 2019, net sales in the NewGen products segment increased to $43.6 million from $26.2 million for the three months ended March 31, 2018, an increase of $17.4 million or 66.3%. The increase in net sales was primarily driven by continued VaporBeast momentum, and three months of IVG and Vapor Supply net sales.

For the three months ended March 31, 2019, net sales in the Other segment was $0.7 million, compared to $0.4 million for the three months ended March 31, 2018. The increase in net sales of $0.3 million in Other relate to Standard Outdoor’s out-of-home advertising business, driven by a full quarter of results on two asset acquisitions, which were acquired during the three months ended March 31, 2018.

Gross profit. For the three months ended March 31, 2019, gross profit increased to $40.5 million from $31.9 million for the three months ended March 31, 2018, an increase of $8.6 million or 27.1%. Gross profit as a percentage of revenue increased to 43.9% for the three months ended March 31, 2019, from 42.9% for the three months ended March 31, 2018.

For the three months ended March 31, 2019, gross profit in the Smokeless products segment increased to $12.1 million from $11.0 million for the three months ended March 31, 2018, an increase of $1.1 million or 9.8%. Gross profit as a percentage of net sales increased to 53.6% of net sales for the three months ended March 31, 2019, from 53.0% of net sales for the three months ended March 31, 2018, primarily as a result of product mix.

For the three months ended March 31, 2019, gross profit in the Smoking products segment increased to $13.5 million from $13.2 million for the three months ended March 31, 2018, an increase of $0.3 million or 2.4%. Gross profit as a percentage of net sales increased to 52.8% of net sales for the three months ended March 31, 2019, from 48.8% of net sales for the three months ended March 31, 2018, as a result of a continued decline in the low margin cigar business. For the three months ended March 31, 2019 cigar sales were $1.1 million compared to $1.6 million for the three months ended March 31, 2018.

For the three months ended March 31, 2019, gross profit in the NewGen products segment increased to $14.9 million from $7.7 million for the three months ended March 31, 2018, an increase of $7.2 million or 94.8%. Gross profit as a percentage of net sales increased to 34.2% of net sales for the three months ended March 31, 2019, from 29.2% of net sales for the three months ended March 31, 2018, primarily as a result of the addition of IVG, a business-to-consumer operation which generally has higher margins.

For the three months ended March 31, 2019 and 2018, gross profit for the Other segment was $0.1 million, all of which relates to the Standard Outdoor business.

Selling, general and administrative expenses. For the three months ended March 31, 2019, selling, general and administrative expenses increased to $30.7 million from $23.5 million for the three months ended March 31, 2018, an increase of $7.2 million or 30.9%. Selling, general and administrative expenses included $5.9 million of expense relating to the inclusion of Vapor Supply and IVG, $0.9 million of transaction costs (primarily relating to including an earnout for IVG), management, $0.5 million of organization development costs severance related expenses for organizational changes, $0.5 million of duplicative warehouse expenses associated with consolidating VaporBeast operations into the Louisville facility and $0.4 million of expenses relating to new product launch costs for Nu-X products.

Insurance Segment

The table and discussion set forth below relate to the results of operations of our Insurance segment:

(in thousands)	For the Three Months Ended March 31, 2019	For the Period January 2, 2018 to March 31, 2018	% Change
Insurance premiums earned	$7,149	$7,317	-2.3%
Net investment income	335	194	72.7%
Other income	219	207	5.8%
Total revenues	7,703	7,718	-0.2%

Incurred losses and loss adjustment expenses	6,564	5,812	12.9%
Impairment loss on goodwill and other intangible assets	2,826	-	100.0%
Other operating expenses	2,716	1,289	110.7%
Total operating costs and expenses	12,106	7,101	70.5%
(Loss) income before income taxes	(4,403)	617	-813.6%
Income tax benefit	(420)	-	0.0%
Net (loss) income	$(3,983)	$617	-745.5%

Insurance premiums earned. For the three months ended March 31, 2019 insurance premiums earned decreased by $0.2 million, or 2.3%, to $7.1 million, as compared to $7.3 million for the period from January 2, 2018 to March 31, 2018.

Net investment income. For the three months ended March 31, 2019 net investment income increased by $0.1 million to $0.3 million, as compared to $0.2 million for the period from January 2, 2018 to March 31, 2018.

Other income. We recognized $0.2 million of other income for the three months ended March 31, 2019 and for the period from January 2, 2018 to March 31, 2018. This other income includes service and takeout fees, installment and late fees collected by Maidstone, and broker fees collected from non-affiliated insurance companies when acting as an agent. Service and takeout fees are in the form of credits for writing business from the state assigned pool. These credits can be used to reduce the amount of business written in the future or sold to third-party insurance companies for them to reduce their exposure to the assigned risk pool.

Incurred losses and loss adjustment expenses. For the three months ended March 31, 2019, incurred losses and loss adjustment expenses were $6.6 million, an increase of $0.8 million compared to $5.8 million for the period from January 2, 2018 to March 31, 2018. These amounts are based on individual case estimates for reported claims and a factor for incurred but not reported (“IBNR”) claims.

Impairment loss on goodwill and other intangible assets. For the three months ended March 31, 2019, we recorded an impairment loss of $2.8 million on our Insurance segment goodwill and other intangible assets. There was no impairment loss recorded for the three months ended March 31, 2018.

Other operating expenses. We incurred other expenses of $2.7 million for the three months ended March 31, 2019 compared to $1.3 million for the period from January 2, 2018 to March 31, 2018, an increase of $1.4 million. The increase was due to an increase in operating expense of $0.7 million and an increase in policy acquisition costs of $0.7 million. Other operating expenses consists of acquisition and underwriting expenses, salaries and benefits, depreciation, amortization and other general and administrative expenses.

Income tax benefit. We recognized $0.4 million of income tax benefit during the three months ended March 31, 2019 due to the reversal of deferred tax liabilities recorded as a part of the acquisition of Maidstone. No income tax benefit was recorded during the three months ended March 31, 2018.

Liquidity and Capital Resources

The following table summarizes our condensed consolidated statements of cash flows for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
(In thousands)	2019	2018
Net cash flow provided by (used in):
Operating activities	$10,923	$4,354
Investing activities	585	4,210
Financing activities	(16,613)	4,222
Net (decrease) increase in cash	$(5,105)	$12,786

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

Net cash provided by operating activities was $10.9 million and $4.4 million for the three months ended March 31, 2019 and 2018, respectively, an increase of $6.5 million. This $6.5 million increase in net cash provided by operating activities was primarily the result of the timing of cash collections and cash payments related to our operations along with changes in our working capital accounts.

Investing activities. Net cash provided by investing activities was $0.6 million for the three months ended March 31, 2019 compared to net cash provided by investing activities of $4.2 million for the three months ended March 31, 2018. The decrease in cash provided by investing activities was primarily a result of a decrease of $2.1 million in the net proceeds from the sale and maturity of fixed maturity securities, available-for-sale during the three months ended March 31, 2019, as well as a decrease in the net cash acquired in acquisitions of $2.9 million during the three months ended March 31, 2018, partially offset by MSA funds shifting from investments to cash during the three months ended March 31, 2019.

Financing activities. Net cash used in financing activities was $16.6 million for the three months ended March 31, 2019 compared to net cash provided by investing activities of $4.2 million for the three months ended March 31, 2018. The decrease in cash was primarily attributable to Turning Point payments on its 2018 Revolving Credit Facility during the three months ended March 31, 2019 as well as the payment of financing costs in 2018, which did not occur in 2019.

Long-Term Debt

As of March 31, 2019, the Company was in compliance with the financial and restrictive covenants in its existing debt instruments. The following table provides outstanding balances under our debt instruments as of:

(in thousands)	March 31, 2019	December 31, 2018
2018 First Lien Term Loan	$152,000	$154,000
2018 Second Lien Term Loan	40,000	40,000
SDI Crystal Term Loan	15,000	15,000
Standard Outdoor Promissory Notes	8,984	9,950
Note payable - IVG	4,000	4,000
Total Notes Payable and Long-Term Debt	219,984	222,950
Less deferred finance charges and debt discount	(4,589)	(4,903)
Less current maturities	(13,674)	(9,431)
	$201,721	$208,616

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

2018 First Lien Credit Facility

The 2018 First Lien Term Loan and the 2018 Revolving Credit Facility bear interest at LIBOR plus a spread of 2.75% to 3.50% based on Turning Point’s senior leverage ratio. The 2018 First Lien Term Loan has quarterly required payments of $2.0 million beginning June 30, 2018, increasing to $3.0 million on June 30, 2020, and increasing to $4.0 million on June 30, 2022. The 2018 First Lien Credit Facility has a maturity date of March 7, 2023. The 2018 First Lien Term Loan is secured by a first priority lien on substantially all of the assets of the borrowers and the guarantors thereunder, including a pledge of Turning Point’s capital stock, other than certain excluded assets (the “Collateral”). The 2018 First Lien Credit Facility contains certain financial covenants including maximum senior leverage ratio of 3.50x with step-downs to 3.00x, a maximum total leverage ratio of 4.50x with step-downs to 4.00x, and a minimum fixed charge coverage ratio of 1.20x. The weighted average interest rate of the 2018 First Lien Term Loan was 5.75% and 5.13% as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019 and December 31, 2018, Turning Point had $14.0 million and $26.0 million of borrowings outstanding under the 2018 Revolving Credit Facility, respectively. The $36.0 million unused portion of the 2018 Revolving Credit Facility is reduced by a $1.3 million letter of credit with Fifth Third Bank, resulting in $34.7 million of availability under the 2018 Revolving Credit Facility at March 31, 2019.

2018 Second Lien Credit Facility

The 2018 Second Lien Credit Facility bears interest at a rate of LIBOR plus 7.00% and has a maturity date of March 7, 2024. The 2018 Second Lien Term Loan is secured by a second priority interest in the Collateral and is guaranteed by the same entities as the 2018 First Lien Term Loan. The 2018 Second Lien Credit Facility contains certain financial covenants including a maximum senior leverage ratio of 3.75x with step-downs to 3.50x, a maximum total leverage ratio of 4.75x with step-downs to 4.50x, and a minimum fixed charge coverage ratio of 1.10x. The weighted average interest rate of the 2018 Second Lien Term Loan was 9.48% and 8.70% as of March 31, 2019 and December 31, 2018, respectively.

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

SDI Crystal Term Loan

On February 2, 2018, we and our Outdoor advertising subsidiaries (the “Borrowers”) entered into a term loan agreement with Crystal Financial LLC (“Crystal Term Loan”). The Crystal Term Loan provides for an initial term loan of $10.0 million and a commitment to provide additional term loans of up to $15.0 million. Subject to the satisfaction of certain conditions, we may request an additional increase in the commitment of up to $25.0 million. The Crystal Term Loan bears interest at a rate equal to the three-month “Libor Rate” as published in The Wall Street Journal plus 7.25%. Interest under the Crystal Term Loan agreement is payable monthly and is also subject to an agency fee of $50,000, payable upon execution of the agreement, and annually thereafter. In addition, the Crystal Term Loan was subject to a one-time commitment fee of $350,000, which was paid upon execution of the agreement. The principal balance is payable at maturity, on February 2, 2023. In August 2018, we borrowed an additional $5.0 million under the Crystal Term Loan. This borrowing is subject to the same terms as the initial borrowing.

The obligations of the Borrowers under the Crystal Term Loan agreement are secured by all the assets of the Borrowers, subject to certain exceptions and exclusions as set forth in the agreement and other loan documents.

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

On February 20, 2018, as partial consideration for an asset purchase of 86 billboard structures located in Georgia and Florida, as well as the ground leases and advertising contracts relating to such billboard structures, we issued a promissory note with a face value of $3.5 million. The promissory note was recorded net of a discount of $0.3 million, representing the difference between the face value and fair value at issuance. This discount will be amortized into interest expense using the effective interest rate method over the term of the promissory note. A principal payment of $1.0 million on the promissory note was paid on March 1, 2019, with the remaining principal paid down monthly through March 1, 2022. The promissory note has a 5% fixed coupon interest rate and interest is payable monthly after March 1, 2019.

Off-balance Sheet Arrangements

During the first quarter of 2019 we did not execute any forward contracts. During 2018, Turning Point executed various forward contracts, none of which met hedge accounting requirements, for the purchase of €14.5 million with maturity dates ranging from March 2018 to January 2019. At March 31, 2019, and December 31, 2018, we had forward contracts for the purchase of €0.0 million and €1.5 million, respectively.

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

Foreign Currency Sensitivity

Although we engaged in hedging inventory purchases during the three months ended March 31, 2019, there have been no material changes in our exposure to exchange rate fluctuation risk, as reported within our 2018 Annual Report on Form 10-K, during the period. Please refer to our “Quantitative and Qualitative Disclosures about Market Risk” included in our 2018 Annual Report on Form 10-K filed with the SEC on March 11, 2019.

Credit Risk

There have been no material changes in our exposure to market risk during the three months ended March 31, 2019. Please refer to our “Quantitative and Qualitative Disclosures about Market Risk” included in our 2018 Annual Report on Form 10-K, filed with the SEC on March 11, 2019.

Interest Rate Sensitivity

Turning Point’s March 2018 refinancing resulted in all of its long-term debt instruments having variable interest rates that fluctuate with market rates. To reduce the volatility of future cash flows, Turning Point entered into interest rate swap agreements with lenders under the 2018 Credit Facility in March 2018. At March 31, 2019, $70 million of Turning Point’s outstanding long-term debt carrying variable rates is covered by the interest rate swap agreements and, thus, effectively bears interest at a fixed rate. Turning Point believes the effect, if any, of reasonably possible near-term changes in interest rates on its consolidated financial position, results of operations, or cash flows would not be significant. A 1% change in the interest rate would change pre-tax income by approximately $1.4 million per year.

SDI also has exposure to interest rate volatility beginning in the first quarter of 2018 as a result of the Crystal Term Loan. The Crystal Term Loan bears interest at variable rates based on a rate equal to the three-month Libor Rate plus 7.25%. A 1% increase in the interest rate would change pre-tax income by approximately $0.2 million per year. We believe the effect, if any, of reasonably possible near-term changes in interest rates on our condensed consolidated financial position, results of operations, or cash flows would not be significant.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Act”)) as of March 31, 2019. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is: (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

On March 29, 2019, the duties of Ian Estus, formerly the Chief Executive Officer of the Company, were reassigned by the Board of Directors of the Company (the “Board”), such that Mr. Estus no longer serves as the Chief Executive Officer of the Company, or as an officer in any other position of the Company, or as an officer, director, manager or in any similar position for any of the Company’s subsidiaries. Mr. Estus remains on the Board. Also on March 29, 2019, Gregory H.A. Baxter, currently the Executive Chairman of the Board, was appointed by the Board to serve, on an interim basis, as the Chief Executive Officer of the Company, and to replace Mr. Estus on an interim basis in any other position held by Mr. Estus as an officer in any other position of the Company, or as an officer, director, manager or in any similar position for any of the Company’s subsidiaries, to serve in each case until his successor has been duly appointed or until his resignation or removal from any such position by further action of the Board.

Outside of these actions, there were no changes in the Company’s internal controls over financial reporting during the most recent fiscal quarter. Due to the consistency of other personnel surrounding the financial reporting process and the lack of change in control activities surrounding financial reporting process, the change in the Company’s Chief Executive Officer has not materially affected, and is not reasonably likely to materially affect the internal controls over financial reporting of our consolidated company.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

We are a party from time to time to various proceedings in the ordinary course of business. For a description of the Master Settlement Agreement, to which Turning Point is a party, see “Notes to Consolidated Financial Statements - Note 2 Summary of Significant Accounting Policies: Risk and Uncertainties.” Other than the proceedings mentioned below, there is no material litigation, arbitration or governmental proceeding currently pending against us or any of our officers or directors in their capacity as such, and we and our officers and directors have not been subject to any such proceeding.

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

Turning Point is subject to several lawsuits alleging personal injuries resulting from malfunctioning vaporizer devices and may be subject to claims in the future relating to its other NewGen products. Turning Point is still evaluating these claims and the potential defenses to them. For example, Turning Point did not design or manufacture the products at issue; rather, they were merely the distributor. Nonetheless, there can be no assurance that Turning Point will prevail in these cases, and they could have a material adverse effect on its business and results of operations. Because of their relative novelty, electronic cigarette and vaporizer product manufacturers and sellers have only recently become subject to litigation.

Turning Point engaged in discussions and mediation with VMR, which was acquired in 2018. Pursuant to a Distribution and Supply agreement (“VMR Agreement”), VMR was providing us with V2 e-cigarettes for the exclusive distribution in bricks-and-mortar stores in the United States. Under the terms of the VMR Agreement, in the event of termination following a change in control, the acquirer was required to make a payment to us under a formula designed to provide Turning Point with a fair share of the value created by its performance under the VMR Agreement. The discussions have been completed and Turning Point received $6.7 million in April 2019 to settle the issue.  Net of legal costs and reserves for anticipated future returns associated with the discontinuance, Turning Point expects to record a $5.5 million gain in the second quarter.

See ‘Risk Factors—We may become subject to significant product liability litigation’ within our 2018 Annual Report on Form 10-K for additional details.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 11, 2019, which could materially affect our business, financial condition or future results. Except as set forth below, our risk factors as of the date of this Quarterly Report on Form 10-Q have not changed materially from those described in our Annual Report on Form 10-K.

The Company’s insurance subsidiary, Maidstone, is subject to insurance laws and regulations in the jurisdictions in which it operates. These regulations include certain restrictions on the amount of dividends or other distributions available to unitholders.

Under the insurance laws of New York State, Maidstone faces certain restrictions on the amount of dividends that it may declare or pay. As of March 31, 2019, the maximum amount of dividends that may be paid by Maidstone without regulatory approval of the NYSDFS is $-0-.

Maidstone is subject to certain risk-based capital (“RBC”) requirements as specified by the National Association of Insurance Commissioners (“NAIC”). As of December 31, 2018, the capital and surplus of Maidstone did not exceed the RBC requirements; its RBC ratio at that date was between 150% and 100%, which requires it to submit a corrective action plan. Maidstone is in the process of developing a plan to submit to the NAIC and the NAIC will perform an examination or take regulatory action if deemed necessary. If the amount of capital falls below the RBC minimum requirement, Maidstone may face restrictions with respect to soliciting new business and/or keeping existing business. Similar regulations will apply in states in which Maidstone may operate.

See Note 23 of Notes to Consolidated Financial Statements for further information.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Repurchases

During the first quarter of 2019, we purchased shares of our Class A common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 – January 31	-	$-	-	(1)
February 1 – February 28	-	-	-	(1)
March 1 – March 31	40,100	14.02	143,592	(1)
Total	40,100	$14.02	143,592	(1)

(1)
All repurchases were repurchased as a part of a publicly announced plan or program. The maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs is in the aggregate, up to 5% of the outstanding shares of Common Stock of the Company.

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

STANDARD DIVERSIFIED INC.

By: /s/ Gregory H.A. Baxter
Name: Gregory H.A. Baxter
Title: Executive Chairman of the Board and Interim Chief Executive Officer

/s/ Edward J. Sweeney
Name: Edward J. Sweeney
Title: Interim Chief Financial Officer

Dated: May 8, 2019

EXHIBIT INDEX

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

101
XBRL (eXtensible Business Reporting language). The following materials from SDI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed on May 8, 2019, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to consolidated financial statements.*

*     Filed or furnished herewith.
**   Furnished herewith.