Form 10-Q
period 2019-06-30
STANDARD DIVERSIFIED INC.
filed 2019-08-07
CIK 911649

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐    No   ☑

At August 1, 2019, there were 9,090,447 shares outstanding of the registrant’s Class A common stock, par value $0.01 per share, and 7,746,857 shares outstanding of the registrant’s Class B common stock, par value $0.01 per share.

STANDARD DIVERSIFIED INC. AND SUBSIDIARIES

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Standard Diversified Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in thousands except share and per share data)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Cash and cash equivalents	$16,357	$21,201
Fixed maturities available for sale, at fair value; amortized cost of $25,173 in 2019 and $32,474 in 2018	25,514	32,132
Equity securities, at fair value; cost: $1,099 in 2019 and $794 in 2018	1,050	693
Trade accounts receivable, net of allowances of $49 in 2019 and $42 in 2018	6,604	2,901
Premiums receivable	5,303	5,858
Inventories	94,583	91,237
Other current assets	18,694	15,045
Property, plant and equipment, net	28,586	27,741
Right of use assets	13,802	-
Deferred financing costs, net	797	870
Intangible assets, net	33,608	38,325
Deferred policy acquisition costs	2,135	2,279
Goodwill	147,846	146,696
Master Settlement Agreement (MSA) escrow deposits	31,724	30,550
Other assets	6,049	6,415
Total assets	$432,652	$421,943

LIABILITIES AND EQUITY
Reserves for losses and loss adjustment expenses	$28,911	$27,330
Unearned premiums	11,861	12,707
Advance premiums collected	331	500
Accounts payable	21,132	9,225
Accrued liabilities	21,223	23,883
Current portion of long-term debt	14,696	9,431
Revolving credit facility	15,000	26,000
Notes payable and long-term debt	194,327	208,616
Lease liabilities	12,221	-
Deferred income taxes	1,949	2,711
Postretirement benefits	3,096	3,096
Asset retirement obligations	2,100	2,028
Other long-term liabilities	3,193	1,687
Total liabilities	330,040	327,214

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value; authorized shares 50,000,000; -0- issued and outstanding shares	-	-
Class A common stock, $0.01 par value; authorized shares, 300,000,000; 9,086,776 issued and outstanding at June 30, 2019 and 9,156,293 issued and 9,052,801 outstanding at December 31, 2018	91	92
Class B common stock, $0.01 par value; authorized shares, 30,000,000; 7,750,528 and 7,801,995 issued and outstanding at June 30, 2019 and December 31, 2018, respectively; convertible into Class A shares on a one-for-one basis	78	78
Additional paid-in capital	79,958	81,260
Class A treasury stock, 103,492 common shares at cost as of December 31, 2018	-	(1,440)
Accumulated other comprehensive loss	(1,252)	(1,683)
Accumulated deficit	(27,194)	(24,613)
Total stockholders’ equity	51,681	53,694
Noncontrolling interests	50,931	41,035
Total equity	102,612	94,729
Total liabilities and equity	$432,652	$421,943

The accompanying notes are an integral part of the condensed consolidated financial statements.

Standard Diversified Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Loss)
(dollars in thousands except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Net sales	$94,053	$81,773	$186,362	$156,121
Insurance premiums earned	7,158	7,134	14,307	14,451
Net investment income	222	176	557	370
Other income	331	187	550	394
Total revenues	101,764	89,270	201,776	171,336

Operating costs and expenses:
Cost of sales	52,803	45,950	104,580	88,406
Selling, general and administrative expenses	22,438	22,275	53,178	45,745
Incurred losses and loss adjustment expenses	9,152	5,405	15,716	11,217
Impairment loss on goodwill and other intangible assets	-	-	2,826	-
Other operating expenses	2,529	1,541	5,245	2,830
Total operating costs and expenses	86,922	75,171	181,545	148,198
Operating income	14,842	14,099	20,231	23,138

Interest expense, net	4,358	4,110	8,849	8,106
Interest and investment income	(176)	(270)	(338)	(377)
Loss on extinguishment of debt	150	-	150	2,384
Net periodic benefit (income) expense, excluding service cost	(11)	264	(22)	221
Income before income taxes	10,521	9,995	11,592	12,804
Income tax expense	2,979	1,908	4,333	2,717
Net income	7,542	8,087	7,259	10,087
Net income attributable to noncontrolling interests	(6,580)	(4,559)	(9,840)	(6,038)
Net income (loss) attributable to Standard Diversified Inc.	$962	$3,528	$(2,581)	$4,049

Net income (loss) attributable to SDI per Class A and Class B Common Share – Basic	$0.06	$0.21	$(0.15)	$0.24
Net income (loss) attributable to SDI per Class A and Class B Common Share – Diluted	$0.05	$0.20	$(0.16)	$0.23
Weighted Average Class A and Class B Common Shares Outstanding – Basic	16,819,824	16,609,828	16,839,456	16,795,815
Weighted Average Class A and Class B Common Shares Outstanding – Diluted	16,862,337	16,610,654	16,839,456	16,829,326

The accompanying notes are an integral part of the condensed consolidated financial statements.

Standard Diversified Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income	$7,542	$8,087	$7,259	$10,087

Other comprehensive (loss) income:
Amortization of unrealized pension and postretirement (loss) gain, net of tax of $1 and $72 for the three months ended June 30, 2019 and 2018, respectively, and $3 and $82 for the six months ended June 30, 2019 and 2018, respectively	(4)	274	(8)	304
Unrealized gain (loss) on investments, net of tax of $170 and $31 for the three months ended June 30, 2019 and 2018, respectively, and $263 and $104 for the six months ended June 30, 2019 and 2018, respectively	627	(154)	1,595	(937)
Unrealized (loss) gain on interest rate swaps, net of tax of $310 and $162 for the three months ended June 30, 2019 and 2018, respectively, and $493 and $22 for the six months ended June 30, 2019 and 2018, respectively	(931)	451	(1,407)	(75)
Other comprehensive (loss) income	(308)	571	180	(708)
Comprehensive income	7,234	8,658	7,439	9,379
Amounts attributable to noncontrolling interests	(6,368)	(4,559)	(9,589)	(6,038)
Comprehensive income (loss) attributable to Standard Diversified Inc.	$866	$4,099	$(2,150)	$3,341

The accompanying notes are an integral part of the condensed consolidated financial statements

Standard Diversified Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(dollars in thousands, except share data)
(unaudited)

	Three Months Ended June 30, 2019
	Class A Common		Class B Common		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total

	Shares	Amount	Shares	Amount	Shares	Amount
Balance March 31, 2019	9,061,130	$91	7,753,566	$78	-	$-	$79,686	$(1,156)	$(28,156)	$44,175	$94,718
Vesting of SDI restricted stock	22,608	-	-	-	-	-	(335)	-	-	-	(335)
Conversion of Class B common stock into Class A common stock	3,038	-	(3,038)	-	-	-	-	-	-	-	-
Unrecognized pension and postretirement cost adjustment, net of tax of $1	-	-	-	-	-	-	-	(2)	-	(2)	(4)
Unrealized gain on investments, net of tax of $170	-	-	-	-	-	-	-	373	-	254	627
Unrealized loss on interest rate swaps, net of tax of $310	-	-	-	-	-	-	-	(467)	-	(464)	(931)
SDI stock-based compensation	-	-	-	-	-	-	171	-	-	-	171
Impact of Turning Point equity transactions on APIC and NCI	-	-	-	-	-	-	436	-	-	842	1,278
Turning Point dividend payable to noncontrolling interests	-	-	-	-	-	-	-	-	-	(454)	(454)
Net income	-	-	-	-	-	-	-	-	962	6,580	7,542
Balance June 30, 2019	9,086,776	$91	7,750,528	$78	-	$-	$79,958	$(1,252)	$(27,194)	$50,931	$102,612

	Six Months Ended June 30, 2019
	Class A Common		Class B Common		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total

	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2018	9,156,293	$92	7,801,995	$78	(103,492)	$(1,440)	$81,260	$(1,683)	$(24,613)	$41,035	$94,729
Vesting of SDI restricted stock	22,608	-	-	-	-	-	(335)	-	-	-	(335)
Conversion of Class B common stock into Class A common stock	51,467	-	(51,467)	-	-	-	-	-	-	-	-
Unrecognized pension and postretirement cost adjustment, net of tax of $3	-	-	-	-	-	-	-	(4)	-	(4)	(8)
Unrealized gain on investments, net of tax of $263	-	-	-	-	-	-	-	1,141	-	454	1,595
Unrealized loss on interest rate swaps, net of tax of $493	-	-	-	-	-	-	-	(706)	-	(701)	(1,407)
SDI stock-based compensation	-	-	-	-	-	-	351	-	-	-	351
Impact of Turning Point equity transactions on APIC and NCI	-	-	-	-	-	-	697	-	-	1,205	1,902
Turning Point dividend payable to noncontrolling interests	-	-	-	-	-	-	-	-	-	(898)	(898)
Share Repurchases	-	-	-	-	(40,100)	(576)	-	-	-	-	(576)
Retirement of treasury stock	(143,592)	(1)	-	-	143,592	2,016	(2,015)	-	-	-	-
Net (loss) income	-	-	-	-	-	-	-	-	(2,581)	9,840	7,259
Balance June 30, 2019	9,086,776	$91	7,750,528	$78	-	$-	$79,958	$(1,252)	$(27,194)	$50,931	$102,612

The accompanying notes are an integral part of the condensed consolidated financial statements

Standard Diversified Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (continued)
(dollars in thousands, except share data)
(unaudited)

	Three Months Ended June 30, 2018
	Class A Common		Class B Common		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total

	Shares	Amount	Shares	Amount	Shares	Amount
Balance March 31, 2018	8,582,760	$86	8,030,524	$80	-	$-	$73,464	$(2,396)	$(26,473)	$26,786	$71,547
SDI restricted stock vesting	21,978	-	-	-	-	-	(216)	-	-	-	(216)
Conversion of Class B common stock into Class A common stock	107,234	1	(107,234)	(1)	-	-	-	-	-	-	-
Unrecognized pension and postretirement cost adjustment, net of tax of $72	-	-	-	-	-	-	-	140	-	134	274
Unrealized loss on investments, net of tax of $31	-	-	-	-	-	-	-	(93)	-	(61)	(154)
Unrealized gain on interest rate swaps, net of tax of $162	-	-	-	-	-	-	-	230	-	221	451
SDI stock-based compensation	-	-	-	-	-	-	160	-	-	-	160
Impact of Turning Point equity transactions on APIC and NCI	-	-	-	-	-	-	386	-	-	674	1,060
Turning Point dividend payable to noncontrolling interests	-	-	-	-	-	-	-	-	-	(391)	(391)
Net income	-	-	-	-	-	-	-	-	3,528	4,559	8,087
Balance June 30, 2018	8,711,972	$87	7,923,290	$79	-	$-	$73,794	$(2,119)	$(22,945)	$31,922	$80,818

	Six Months Ended June 30, 2018
	Class A Common		Class B Common		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total

	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2017	8,348,373	$83	8,041,525	$81	-	$-	$70,813	$(1,558)	$(26,982)	$26,004	$68,441
SDI restricted stock vesting	40,812	-	-	-	-	-	(216)	-	-	-	(216)
Conversion of Class B common stock into Class A common stock	118,235	2	(118,235)	(2)	-	-	-	-	-	-	-
Issuance of Class A common stock in private placement, net of issuance costs	181,825	2	-	-	-	-	1,978	-	-	-	1,980
Issuance of Class A common stock in asset purchase	22,727	-	-	-	-	-	250	-	-	-	250
Unrecognized pension and postretirement cost adjustment, net of tax of $82	-	-	-	-	-	-	-	155	-	149	304
Unrealized loss on investments, net of tax of $104	-	-	-	-	-	-	-	(689)	-	(248)	(937)
Unrealized loss on interest rate swaps, net of tax of $22	-	-	-	-	-	-	-	(39)	-	(36)	(75)
SDI stock-based compensation	-	-	-	-	-	-	501	-	-	-	501
Impact of Turning Point equity transactions on APIC and NCI	-	-	-	-	-	-	468	-	-	785	1,253
Turning Point dividend payable to noncontrolling interests	-	-	-	-	-	-	-	-	-	(770)	(770)
Impact of adoption of ASU 2018-02	-	-	-	-	-	-	-	12	(12)	-	-
Net income	-	-	-	-	-	-	-	-	4,049	6,038	10,087
Balance June 30, 2018	8,711,972	$87	7,923,290	$79	-	$-	$73,794	$(2,119)	$(22,945)	$31,922	$80,818

The accompanying notes are an integral part of the condensed consolidated financial statements

Standard Diversified Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$7,259	$10,087
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on extinguishment of debt	150	2,384
Loss on disposal of property, plant and equipment	22	-
Depreciation expense	1,851	1,671
Amortization of deferred financing costs and debt discount	753	748
Amortization of other intangible assets	874	472
Deferred income taxes	(529)	1,443
Impairment loss on goodwill and other intangible assets	2,826	-
Stock-based compensation expense	1,764	1,042
Changes in operating assets and liabilities:
Accounts receivable	(3,852)	(2,607)
Inventories	(3,346)	(10,348)
Other current assets	(3,499)	(4,177)
Other assets	(553)	59
Accounts payable	12,786	10,110
Accrued postretirement liabilities	(83)	(71)
Accrued liabilities and other	(4,581)	(6,744)
Premiums receivable	1,018	804
Deferred policy acquisition costs	144	(2,392)
Reserves for losses and loss adjustment expenses	1,581	(4,280)
Unearned and advance premiums	(1,015)	563
Net cash provided by (used in) operating activities	13,570	(1,236)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(620)	(2,638)
Capital expenditures	(2,015)	(1,046)
Proceeds from sale and maturity of fixed maturity securities, available-for-sale	9,381	2,694
Payments for purchases of fixed maturity securities, available-for-sale	(1,941)	(4,288)
Payments for purchases of equity securities	(306)	(753)
Restricted cash, MSA escrow deposits	1,677	(1,735)
Issuance of note receivable	-	(6,500)
Net cash provided by (used in) investing activities	6,176	(14,266)

The accompanying notes are an integral part of the condensed consolidated financial statements

 Standard Diversified Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from financing activities:
Payments of 2018 first lien term loan	(4,000)	-
Payments of 2018 second lien term loan	(4,489)	-
Payments of 2018 revolving credit facility	(11,000)	-
Payments of Standard Outdoor promissory note	(1,165)	-
Proceeds from 2018 first lien term loan	-	158,000
Proceeds from 2018 second lien term loan	-	40,000
Proceeds from 2018 revolving credit facility	-	16,000
Proceeds from borrowings under SDI credit facility, net	-	9,114
Payments of 2017 second lien term loans, net	-	(55,000)
Payments of financing costs	(179)	(3,279)
Payments of 2017 revolving credit facility, net	-	(8,000)
Payments of 2017 first lien term loan	-	(140,613)
Turning Point Brands exercise of stock options	610	607
Turning Point Brands redemption of stock options	(12)	-
Turning Point Brands surrender of restricted stock	(81)	-
Proceeds from issuance of SDI stock	-	1,982
Turning Point Brands dividend to noncontrolling interests	(876)	-
Repurchase of SDI common shares	(1,385)	-
Payments of Vapor Beast Note Payable and Vapor Shark loans	-	(2,000)
Proceeds from release of restricted funds	-	1,107
Share repurchase for tax withholdings on vesting of restricted stock	(336)	(216)
Payment of cash dividends	-	(379)
Net cash (used in) provided by financing activities	(22,913)	17,323

Net (decrease) increase in cash	(3,167)	1,821

Cash, beginning of period
Unrestricted	21,201	18,219
Restricted	2,361	4,709
Total cash at beginning of period	23,562	22,928

Cash, end of period
Unrestricted	16,357	22,882
Restricted	4,038	1,867
Total cash at end of period	$20,395	$24,749

Supplemental schedule of noncash financing activities:
Turning Point Brands dividend to noncontrolling interests declared not paid	$447	$-
Accrued expenses incurred for financing costs	$-	$43
Issuance of SDI shares in asset purchase	$-	$250
Issuance of promissory notes in asset purchase	$-	$8,810

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

On June 1, 2017, SDI consummated a Contribution and Exchange Transaction (the “Contribution and Exchange”) to acquire a 52.1% controlling interest in Turning Point Brands, Inc. (“Turning Point”). The transaction was accounted for as a recapitalization or reverse acquisition. As of June 30, 2019, SDI has a 50.1% ownership interest in Turning Point. As a result of the consummation of the Contribution and Exchange, SDI is no longer a shell company.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

SDI is a holding company and its condensed consolidated financial statements include Turning Point and its subsidiaries, Pillar General Inc. (“Pillar General”) and its subsidiaries, and Standard Outdoor LLC (“Standard Outdoor”) and its subsidiaries.

Turning Point is also a holding company which owns North Atlantic Trading Company, Inc. (“NATC”), and its subsidiaries and Turning Point Brands, LLC (“TPLLC”), and its subsidiaries and Turning Point Brands (Canada), Inc. (“TPBC”). Except where the context indicates otherwise, references to Turning Point include Turning Point; NATC and its subsidiaries National Tobacco Company, L.P. (“NTC”), National Tobacco Finance, LLC (“NTFLLC”), North Atlantic Operating Company, Inc. (“NAOC”), North Atlantic Cigarette Company, Inc. (“NACC”), and RBJ Sales, Inc. (“RBJ”); and TPLLC and its subsidiaries Intrepid Brands, LLC (“Intrepid”), Vapor Beast, LLC (“VaporBeast,” f/k/a Smoke Free Technologies, Inc.), Vapor Shark, LLC, and its subsidiaries (collectively, “Vapor Shark,” f/k/a The Hand Media), Vapor Acquisitions Company, LLC (“Vapor Supply”), Vapor Finance, LLC (“VFIN”), International Vapor Group, LLC and its subsidiaries (collectively, “IVG”) and Nu-X Ventures, LLC (“Nu-X”).

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

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Noncontrolling Interests

These condensed consolidated financial statements reflect the application of Accounting Standards Codification (“ASC”) Topic 810, Consolidations, which establishes accounting and reporting standards that require: (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within shareholder’s equity, but separate from the parent’s equity; (ii) the amount of consolidated net income (loss) attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statements of income (loss); and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently.

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

Topic 606 requires entities to disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Turning Point’s management views business performance through segments that closely resemble the performance of major product lines. Thus, the primary and most useful disaggregation of Turning Point’s contract revenue for decision making purposes is the disaggregation by segment which can be found in Note 23, “Segment Information,” along with an additional disaggregation of contract revenue by sales channel.

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

Maidstone

Maidstone recognizes revenues from insurance contracts, including premiums and fees, under the guidance in ASC 944, Financial Services-Insurance Premiums. Maidstone’s premiums, which are recorded at the policy inception, are earned pro rata over the period for which the coverage is provided, generally six months for auto policies. Unearned premiums represent the portion of premiums written that are applicable to the unexpired terms of policies in force. Premiums ceded to other companies pursuant to reinsurance agreements have been reported as a reduction to premiums earned. Take-out fees are received by Maidstone in the form of credits when it writes business from the state assigned pool. These credits can be used by Maidstone to reduce the amount of business it writes from the assigned pool in the future or they can be sold to third-party insurance companies for them to reduce their exposure to the assigned risk pool. Maidstone collects other miscellaneous fees such as installment and late fees. Broker fee income is received from non-affiliated insurance companies for which Maidstone’s management acts as an agent to sell their state mandated obligations for assigned risks. These fees are shown as other income in the Company’s condensed consolidated statements of income (loss).

Shipping Costs

The Company records shipping costs incurred as a component of selling, general and administrative expenses. Shipping costs incurred were approximately $4.3 million and $3.5 million for the three months ended June 30, 2019 and 2018, respectively. Shipping costs incurred were approximately $9.2 million and $6.7 million for the six months ended June 30, 2019 and 2018, respectively.

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

Master Settlement Agreement

Pursuant to the Master Settlement Agreement (the “MSA”) entered into in November 1998 by most states (represented by their attorneys general acting through the National Association of Attorneys General) and subsequent states’ statutes, a “cigarette manufacturer” (which is defined to include a manufacturer of make-your-own (“MYO”) cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding, and maintaining an escrow account to have funds available for certain potential tobacco-related liabilities, with sub-accounts on behalf of each settling state. Such companies are entitled to direct the investment of the escrowed funds and withdraw any appreciation, but cannot withdraw the principal for twenty-five years from the year of each annual deposit, except to withdraw funds deposited pursuant to an individual state’s escrow statute to pay a final judgement to that state’s plaintiffs in the event of such a final judgement against the company. The Company chose to open and fund an escrow account as its method of compliance. It is the Company’s policy to record amounts on deposit in the escrow account for prior years as a non-current asset. Each year’s annual obligation is required to be deposited in the escrow account by April 15 of the following year. In addition to the annual deposit, many states have elected to require quarterly deposits for the previous quarter’s sales. As of June 30, 2019, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $31.7 million. At December 31, 2018, the Company had on deposit approximately $32.1 million, the fair value of which was approximately $30.6 million. Effective in the third quarter of 2017, the Company no longer sells any product covered under the MSA. Thus, absent a change in legislation, the Company will no longer be required to make deposits to the MSA escrow account.

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

	June 30, 2019				December 31, 2018
(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents	$4,038	$-	$-	$4,038	$2,361	$-	$-	$2,361
Fair value level 2: U.S. Governmental agency obligations (unrealized gain position < 12 months)	3,245	27	-	3,272	1,193	9	-	1,202
Fair value level 2: U.S. Governmental agency obligations (unrealized loss position < 12 months)	-	-	-	-	1,000	-	(3)	997
Fair value level 2: U.S. Governmental agency obligations (unrealized loss position > 12 months)	24,790	-	(376)	24,414	27,519	-	(1,529)	25,990
	$32,073	$27	$(376)	$31,724	$32,073	$9	$(1,532)	$30,550

Fair value for the U.S. Governmental agency obligations are Level 2. The following schedule shows the maturities of the U.S. Governmental agency obligations as of:

(In thousands)	June 30, 2019	December 31, 2018
Less than one year	$1,499	$1,499
One to five years	14,091	13,591
Five to ten years	9,469	11,152
Greater than ten years	2,976	3,470
Total U.S. Governmental agency obligations	$28,035	$29,712

The following shows the amount of deposits by sales year for the MSA escrow account:

(Dollar amounts in thousands)	Deposits as of
Sales Year	June 30, 2019	December 31, 2018
1999	$211	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,714	3,714
2005	4,552	4,552
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,619	1,619
2010	406	406
2011	193	193
2012	199	199
2013	173	173
2014	143	143
2015	101	101
2016	91	91
2017	83	83
Total	$32,073	$32,073

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

In August 2016, the FDA’s regulatory authority under the Tobacco Control Act (the “TCA”) was extended to all tobacco products not previously covered, including: (i) certain NewGen products (such as electronic cigarettes, vaporizers and e-liquids) and their components or parts (such as tanks, coils and batteries); (ii) cigars and their components or parts (such as cigar tobacco); (iii) pipe tobacco; (iv) hookah products; and (v) any other tobacco product “newly deemed” by the FDA. These “deeming regulations” apply to all products made or derived from tobacco intended for human consumption, but excluding accessories of tobacco products (such as lighters). Accordingly, the FDA has since regulated Turning Point’s pipe tobacco, cigar, and cigar wrap products as well as its vapor products containing tobacco-derived nicotine and products intended or reasonably expected to be used to consume such e-liquids.

Under the deeming regulations, the FDA has responsibility for conducting premarket review of “new tobacco products”— defined as those products not commercially marketed in the United States as of February 15, 2007. There are three pathways for obtaining premarket authorization, including submission of a premarket tobacco product application (“PMTA”).

When the FDA initially issued the deeming regulations, it recognized that many products in the deemed categories that were already on the market qualified as “new tobacco products” and lacked a marketing order. In August 2017, the FDA issued a compliance policy (the “August 2017 Guidance”) that allowed new tobacco products to remain on the market without an FDA authorization until specified deadlines had passed. Compliance dates vary depending upon type of application submitted, but the August 2017 Guidance provides that newly-deemed products will require an application no later than August 8, 2021, for “combustible” products (e.g. cigar and pipe), and August 8, 2022, for “non-combustible” products (e.g. vapor products) with the exception of “grandfathered” products (products in commerce as of February 15, 2007) which are already authorized.

On March 27, 2018, several public health organizations filed a lawsuit challenging the August 2017 Guidance.  The plaintiffs asserted, among other arguments, that the modification to the deeming regulations included in the August 2017 Guidance conflicts with the TCA and exceeds FDA’s statutory authority. The plaintiffs also expressed concern that the August 2017 Guidance allows vapor products to remain marketed for a significant period of time without required premarket review.

The court found in favor of the plaintiffs in May 2019 and vacated the August 2017 Guidance. On July 12, 2019, the court issued its remedy order (the “Remedy Order”). Specifically, the court ordered that: (1) for all deemed new tobacco products, marketers must file applications within 10 months of the Remedy Order to continue marketing such products; (2) such a product may remain on the market pending FDA review of a timely filed application for a period not to exceed one year from the date of the application’s submission; (3) in its discretion, the FDA may enforce the premarket review requirements against such products for which marketers do not file applications within 10 months; and (4) the FDA will have the ability to exempt deemed new tobacco products from these application submission requirements for good cause, on a case-by-case basis. There have been no appeals of the Remedy Order filed to date.

Currently, the deadline to submit an application and to continue marketing a deemed new product is May 12, 2020. This court-ordered modification to the compliance policy remains subject to change or a stay as a result of potential appeals, litigation brought or pending in other venues, or FDA’s finalization of the March 2019 draft guidance.

Should the Remedy Order stand, Turning Point would not be permitted to continue marketing its existing line of vapor products that the FDA regulates as tobacco products past May 12, 2020, unless it files an application for each such product by that date. Turning Point expects to be able to make appropriate PMTA applications by the deadlines and to supplement and complete the applications within FDA’s discretionary timeline. A successful PMTA must demonstrate that the subject product is “appropriate for the protection of public health,” taking into account the effect of the marketing of the product on all sub-populations. Turning Point believes it has products that meet that standard and that it will be able to efficiently produce satisfactory PMTA filings. However, there is no assurance that the FDA’s guidance will not change, the Remedy Order will not be altered or that unforeseen circumstances will not arise that prevent Turning Point from filing applications or otherwise increase the amount of time and money it is required to spend to successfully file all necessary PMTAs. Even if Turning Point successfully files all of their PMTAs in a timely manner, no assurance can be given that the applications will ultimately be successful. Given the shorter time frame mandated by the Remedy Order, which if not amended or successfully appealed may result in the prioritization of meeting requisite deadlines by selecting high priority SKUs, Turning Point’s inventory position and future revenues may be adversely impacted.

In addition, Turning Point currently distributes many third-party manufactured vapor products for which it will be completely dependent on the manufacturer complying with the requirements of the deeming regulations generally and the Remedy Order more specifically. There can be no assurances that some products that Turning Point currently distribute will no longer be able to be sold to end consumers after May 2020. While Turning Point will take measures to pursue regulatory compliance for its own privately-branded or proprietary vape products that compete with these third-party products, there is no assurance that such proprietary products would be as successful in the marketplace or can fully displace third-party products that are currently being distributed by Turning Point, which could adversely affect its results of operations and liquidity.

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

(In thousands)	Six Months Ended June 30, 2019	Period from January 2, 2018 to June 30, 2018
DAC asset at beginning of period	$2,279	$-
Deferred expenses	2,408	2,691
Amortized expenses	(2,552)	(299)
DAC asset at end of period	$2,135	$2,392

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

Incurred Losses and Loss Adjustment Expenses

Incurred losses and loss adjustment expenses (“LAE”) are charged to operations as incurred. The liability for losses and LAE is based upon individual case estimates for reported claims and a factor for incurred but not reported (“IBNR”) claims. Losses, LAE and related liabilities are reported net of estimated salvage and subrogation. Inherent in the estimate of ultimate losses and LAE are expected trends in claim severity and frequency and other factors which may vary significantly as claims are settled; however, management believes that its aggregate provision for losses and LAE as of June 30, 2019 and December 31, 2018 are reasonable and adequate to meet the ultimate net cost of covered losses, but such provision is necessarily based on estimates and the ultimate net cost may vary significantly from such estimates. As adjustments to these estimates become necessary, such adjustments are reflected in current operations.

Reclassifications

Certain prior quarter amounts have been reclassified to conform to the current quarter presentation, which did not have a material impact on the Company’s condensed consolidated financial statements.

Recent Accounting Pronouncements Adopted

Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, “Leases.” This ASU requires substantially all leases be recorded on the balance sheet as right of use assets and lease obligations. The Company adopted the ASU using a retrospective adoption method at January 1, 2019, as outlined in ASU No. 2018-11, “Leases - Targeted Improvements.” Under this method of adoption, there is no impact to the comparative consolidated statement of income (loss) and consolidated balance sheet. The Company determined that there was no cumulative-effect adjustment to beginning retained earnings on the consolidated balance sheet. The Company will continue to report periods prior to January 1, 2019 in its financial statements under prior guidance as outlined in ASC Topic 840, “Leases”. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed carry forward of historical lease classifications. Adoption of this standard did not materially impact the Company’s income before income taxes and had no impact on the statement of cash flows. See Note 15, “Leases” for further details.

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

On February 20, 2018, the Company, through Standard Outdoor, completed an asset acquisition consisting of 86 billboard structures located in Georgia and Florida, as well as the ground leases and advertising contracts relating to such billboard structures for consideration with a fair value of approximately $6.8 million, of which $3.2 million was paid in cash, $0.2 million was paid with the Company’s Class A common shares and the remainder is payable under a promissory note with a face value of $3.5 million, net of a fair value discount of $0.3 million. Principal payments began on March 1, 2019, with the remaining principal paid down monthly through March 1, 2022. The promissory note has a 5% fixed interest rate and interest is payable monthly, starting March 1, 2019. The purchase price was primarily attributed to property, plant and equipment consisting of the billboard structures. In conjunction with the asset acquisition, the Company established an asset retirement obligation of $1.0 million.

On May 7, 2019, the Company, through Standard Outdoor, completed an asset acquisition consisting of six billboard structures located in Georgia, as well as the ground leases and advertising contracts relating to such billboard structures, for total consideration of $0.6 million, paid in cash. In conjunction with the asset acquisition, the Company established an asset retirement obligation of $0.1 million.

Acquisitions by Turning Point

IVG

In September 2018, Turning Point acquired 100% of the equity interest of IVG for total consideration of $23.8 million satisfied through $14.5 million paid in cash, 153,079 shares of common stock with a fair value of $5.3 million, and a $4.0 million note payable to IVG’s former owners (“IVG Note”) which matures 18 months from the acquisition date. All principal and accrued and unpaid interest under the IVG Note is subject to indemnification obligations of the sellers pursuant to the International Vapor Group Stock Purchase Agreement dated as of September 5, 2018. The arrangement includes an additional $4.5 million of earnouts with both performance-based and service-based conditions payable to former IVG owners who became employees of Turning Point as a result of the acquisition. Such amounts will be recorded as compensation and not additional purchase price. The portion of earnout payments a recipient will receive will be calculated by reference to certain performance metrics not to exceed a two-year period as specified within the acquisition agreement. Turning Point recorded earnout expense of approximately $0.1 million and $0.9 million within the condensed consolidated statements of income for the three and six months ended June 30, 2019, respectively, based on the probability of achieving the performance conditions.

IVG markets and sells a broad array of proprietary and third-party vapor products directly to adult consumers through an online platform under brand names such as VaporFi, South Beach Smoke, and Direct-Vapor. IVG operates company-owned stores under the VaporFi brand and also operates as a franchisor to franchisee-owned stores. The acquisition of IVG adds a significant business-to-consumer distribution platform to Turning Point’s NewGen portfolio. As of June 30, 2019, Turning Point had not completed the accounting for the acquisition. The following purchase price and goodwill are based on the excess of the acquisition price over the estimated fair value of the tangible and intangible assets acquired and are based on management’s preliminary estimates.

(In thousands)	As of June 30, 2019 (preliminary)
Total consideration transferred	$24,292
Adjustments to consideration:
Cash acquired, net of debt assumed	(221)
Working capital	(245)
Adjusted consideration transferred	23,826

Assets acquired:
Working capital (primarily inventory)	3,218
Fixed assets	1,274
Intangible assets	7,880
Net assets acquired	12,372

Goodwill	$11,454

The goodwill of $11.5 million consists of the synergies and scale expected from combining the operations and is currently deductible for tax purposes.

Vapor Supply

On April 30, 2018, Turning Point purchased the assets of Vapor Supply LLC, vaporsupply.com, and some of its affiliates including the Ecig.com domain through its subsidiary Vapor Acquisitions Company, LLC, for total consideration of $4.8 million paid in cash to strengthen its presence within the NewGen segment. Vapor Supply is a business-to-business e-commerce distribution platform servicing independent retail vape shops. Additionally, Vapor Supply manufactures and markets proprietary e-liquids under the DripCo brand and operates company-owned stores. The accounting for the acquisition of these assets was finalized during the second quarter 2019. The following purchase price and goodwill are based on the excess of the acquisition price over the estimated fair value of the tangible and intangible assets acquired:

(In thousands)	At April 30, 2018 (final)
Total consideration transferred	$4,800

Assets acquired:
Working capital (primarily inventory)	2,500
Fixed assets	272
Intangible assets	256
Net assets acquired	3,028

Goodwill	$1,772

Upon finalization of the acquisition accounting during the second quarter 2019, $1.8 million was transferred between intangible assets and goodwill. The goodwill of $1.8 million is related to the expected increased retail presence in geographic regions not previously served by the Company and is currently deductible for tax purposes.

Note 4. Derivative Instruments

Foreign Currency

The Company’s policy is to manage the risks associated with foreign exchange rate movements. The policy allows hedging up to 100% of its anticipated purchases of inventory over a forward period that will not exceed 12 rolling and consecutive months. The Company may, from time to time, hedge currency for non-inventory purchases, e.g., production equipment, not to exceed 90% of the purchase price. The Company did not execute any forward contracts during the three and six months ended June 30, 2019. The Company executed various forward contracts during the three and six months ended June 30, 2018, none of which met hedge accounting requirements, for the purchase of €6.3 million and €12.3 million, respectively. As of June 30, 2019, and December 31, 2018, the Company had forward contracts for the purchase of €0.0 million and €1.5 million, respectively.

Interest Rate Swaps

The Company’s policy is to manage interest rate risk by reducing the volatility of future cash flows associated with debt instruments bearing interest at variable rates. In March 2018, the Company executed various interest rate swap agreements for a notional amount of $70 million with an expiration of December 2022. The swap agreements fix LIBOR at 2.755%. The swap agreements met the hedge accounting requirements; thus, any change in fair value is recorded to other comprehensive income. The Company uses the shortcut method to account for the swap agreements. The shortcut method assumes the hedge to be perfectly effective; thus, there is no ineffectiveness to be recorded in earnings. The swap agreements’ fair values as of June 30, 2019, and December 31, 2018, resulted in a liability of $2.8 million and $0.9 million, respectively, included in other long-term liabilities in the Company’s condensed consolidated balance sheets.

Note 5. Investments

Debt Securities

The Company currently classifies all of its investments in fixed maturity debt securities held by Maidstone as available-for-sale and, accordingly, they are carried at estimated fair value. The amortized cost, gross unrealized gains and losses, and fair value of investments in fixed maturity securities are as follows as of:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2019
U.S. Treasury and U.S. Government	$5,547	$25	$(3)	$5,569
U.S. Tax-exempt municipal	4,593	131	-	4,724
Corporate	8,955	159	-	9,114
Mortgage and asset-backed securities	6,078	33	(4)	6,107
Total Fixed Maturity Securities	$25,173	$348	$(7)	$25,514

December 31, 2018
U.S. Treasury and U.S. Government	$4,338	$-	$(34)	$4,304
U.S. Tax-exempt municipal	4,645	4	(25)	4,624
Corporate	14,858	16	(193)	14,681
Mortgage and asset-backed securities	8,633	10	(120)	8,523
Total Fixed Maturity Securities	$32,474	$30	$(372)	$32,132

Amortized cost and fair value of fixed maturity securities as of June 30, 2019 and December 31, 2018 by contractual maturity are shown below. The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2019		December 31, 2018
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$999	$999	$748	$745
Due after one year through five years	12,907	13,040	13,719	13,600
Due after five years through ten years	5,189	5,367	9,027	8,917
Due after ten years	-	-	347	347
Mortgage and asset-backed securities	6,078	6,108	8,633	8,523
Total	$25,173	$25,514	$32,474	$32,132

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

Fixed maturity securities that were in an unrealized loss position and the length of time that such securities have been in an unrealized loss position, as measured by their prior 12-month fair values, are as follows as of:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2019
Bonds:
U.S. Treasury and U.S. Government	$2,496	$(3)	$-	$-	$2,496	$(3)
Mortgage and asset-backed securities	9	-	1,463	(4)	1,472	(4)
Total Fixed maturities available for sale	$2,505	$(3)	$1,463	$(4)	$3,968	$(7)

December 31, 2018
Bonds:
U.S. Treasury and U.S. Government	$4,304	$(34)	$-	$-	$4,304	$(34)
U.S. Tax-exempt municipal	4,285	(25)	-	-	4,285	(25)
Corporate bonds	10,306	(193)	-	-	10,306	(193)
Mortgage and asset-backed securities	6,717	(120)	-	-	6,717	(120)
Total Fixed maturities available for sale	$25,612	$(372)	$-	$-	$25,612	$(372)

The Company has evaluated the unrealized losses on the fixed maturity securities and determined that they are not attributable to credit risk factors. For fixed maturity securities, losses in fair value are viewed as temporary if the fixed maturity security can be held to maturity and it is reasonable to assume that the issuer will be able to service the debt, both as to principal and interest. The Company did not recognize OTTI losses during the six months ended June 30, 2019 or for the period from January 2, 2018 to June 30, 2018.

Equity Securities

The Company’s equity investments are carried at fair value with changes in fair value recognized in income.

Net investment income

The components of net investment income for the six months ended June 30, 2019 and the period from January 2, 2018 to June 30, 2018 are as follows:

(In thousands)	Six Months Ended June 30, 2019	Period from January 2, 2018 to June 30, 2018
Investment income:
Bonds	$434	$303
Common stocks	39	-
Preferred stocks	20	6
Cash and cash equivalents	67	98
Other asset investments	27	11
Total investment income	587	418
Less: Investment expenses	(30)	(48)
Net investment income	$557	$370

For the six months ended June 30, 2019, Maidstone realized $0.2 million of capital gains. For the period from January 2, 2018 to June 30, 2018, Maidstone realized less than $10,000 in capital losses.

Fair value disclosures

The following tables show how Maidstone’s investments are categorized in the fair value hierarchy as of:

(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
June 30, 2019
Common stock	$230	$-	$-	$230
Preferred stocks	-	820	-	820
Total equities:	$230	$820	$-	$1,050
Fixed maturities:
U.S. treasury and U.S. government	$5,569	$-	$-	$5,569
U.S. tax-exempt municipal	-	4,724	-	4,724
Corporate	-	9,114	-	9,114
Mortgage and asset-backed securities	-	6,108	-	6,108
Total fixed maturities	$5,569	$19,946	$-	$25,515

December 31, 2018
Common stock	$227	$-	$-	$227
Preferred stocks	-	466	-	466
Total equities:	$227	$466	$-	$693
Fixed maturities:
U.S. treasury and U.S. government	$4,304	$-	$-	$4,304
U.S. tax-exempt municipal	-	4,624	-	4,624
Corporate	-	14,681	-	14,681
Mortgage and asset-backed securities	-	8,523	-	8,523
Total fixed maturities	$4,304	$27,828	$-	$32,132

There were no transfers between levels during the six months ended June 30, 2019 or the period from January 2, 2018 to June 30, 2018.

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

Restricted Assets

The Company is required to maintain assets on deposit, which primarily consist of cash or fixed maturities, with various regulatory authorities to support its insurance operations. The Company’s insurance subsidiaries maintain assets in trust accounts as collateral for or guarantees for letters of credit to third parties. As of June 30, 2019 and December 31, 2018, the Company had deposits with U.S. regulatory authorities of $2.8 million and $2.7 million, respectively.

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

Cash and Cash Equivalents

The Company used Level 1 inputs to determine the fair value of its cash and cash equivalents. As of June 30, 2019 and December 31, 2018, cost represented fair value of the Company’s cash and cash equivalents.

Accounts Receivable

The fair value of accounts receivable approximates their carrying value due to their short-term nature.

2018 Revolving Credit Facility

The fair value of Turning Point’s revolving credit facility approximates its carrying value as the interest rate fluctuates with changes in market rates.

Note Payable – IVG

The fair value of the IVG Note approximates its carrying value of $4.0 million due to the recency of the note’s issuance, relative to the end of the quarter, June 30, 2019.

Long-Term Debt

As Turning Point’s long-term debt bears interest at variable rates that fluctuate with market rates, the carrying values of the long-term debt instruments approximate their respective fair values. As of June 30, 2019, the fair values of the 2018 First Lien Term Loan and the 2018 Second Lien Term Loan approximated $150.0 million and $35.5 million, respectively. As of December 31, 2018, the fair values of the 2018 First Lien Term Loan and the 2018 Second Lien Term Loan approximated $154.0 million and $40.0 million, respectively. See Note 14, “Notes Payable and Long-Term Debt,” for information regarding Turning Point’s credit facilities.

The fair value of Standard Outdoor’s promissory notes issued as partial consideration in the January and February 2018 asset acquisitions approximated $8.2 million as of June 30, 2019.

The fair value of SDI’s term loan debt issued in January 2018 and the additional amount issued in August 2018 approximates its carrying value as the interest rate fluctuates with changes in market rates.

Foreign Exchange

Turning Point did not have any open forward contracts as of June 30, 2019. Turning Point had forward contracts for the purchase of €1.5 million as of December 31, 2018. The fair values of the foreign exchange contracts are based upon quoted market prices and resulted in no gain or loss for the three months ended June 30, 2019 and a gain of approximately $0.1 million for the six months ended June 30, 2019. As there were no open contracts as of June 30, 2019, there is no resulting balance sheet position related to the fair value.

Interest Rate Swaps

Turning Point had swap contracts for a total notional amount of $70 million as of June 30, 2019 and December 31, 2018. The fair values of the swap contracts are based upon quoted market prices and resulted in a liability of $2.8 million and $0.9 million as of June 30, 2019 and December 31, 2018, respectively.

Note 7. Inventories

The components of inventories are as follows as of:

(In thousands)	June 30, 2019	December 31, 2018
Raw materials and work in process	$4,924	$2,722
Leaf tobacco	37,110	34,977
Finished goods - Smokeless products	6,403	6,321
Finished goods - Smoking products	15,125	14,666
Finished goods - NewGen products	35,194	37,194
Other	1,072	738
	99,828	96,618
LIFO reserve	(5,245)	(5,381)
	$94,583	$91,237

The inventory valuation allowance was $1.9 million and $2.5 million as of June 30, 2019 and December 31, 2018, respectively.

Note 8. Property, Plant and Equipment

Property, plant and equipment consist of the following as of:

(In thousands)	June 30, 2019	December 31, 2018
Land	$22	$22
Building and improvements	2,444	2,320
Leasehold improvements	2,108	2,101
Machinery and equipment	13,944	13,307
Advertising structures	18,609	17,913
Furniture and fixtures	6,685	5,453
	43,812	41,116
Accumulated depreciation	(15,226)	(13,375)
	$28,586	$27,741

Note 9. Other Current Assets

Other current assets consist of the following as of:

(In thousands)	June 30, 2019	December 31, 2018
Inventory deposits	$10,583	$9,739
Other	8,111	5,306
	$18,694	$15,045

Note 10. Other Assets

Other assets consist of the following as of:

(In thousands)	June 30, 2019	December 31, 2018
Investment in Canadian American Standard Hemp	$2,000	$2,000
Investment in General Wireless Operations	421	421
Pension assets	1,233	1,223
Other	2,395	2,771
	$6,049	$6,415

Note 11. Goodwill and Intangible Asset Impairments

The Company tests goodwill and indefinite-lived intangible assets for impairment annually, or more frequently whenever events or changes in circumstances indicate that the asset might be impaired. The Company’s annual assessment is performed as of December 31.

During the six months ended June 30, 2019, the Company recorded impairment charges of $0.8 million and $2.0 million related to the full impairment of the goodwill and intangible asset balances, respectively, in its Insurance segment. This impairment was a result of changes in the future plans for the Insurance segment and certain other factors impacting recoverability. As a result, there were no goodwill or intangible asset balances remaining in the Company’s Insurance segment as of June 30, 2019.

Note 12. Accrued Liabilities

Accrued liabilities consist of the following as of:

(In thousands)	June 30, 2019	December 31, 2018
Accrued payroll and related items	$4,876	$6,063
Customer returns and allowances	3,456	2,895
Taxes payable	1,953	-
Lease liabilities	2,023	-
Other	8,915	14,925
	$21,223	$23,883

Note 13. Liability for Losses and Loss Adjustment Expenses

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

Activity in the liability for losses and LAE is summarized as follows:

(In thousands)	Six Months Ended June 30, 2019	Period from January 2, 2018 to June 30, 2018
Reserve for losses and LAE at beginning of period	$27,330	$29,801
Provision for claims, net of insurance:
Incurred related to:
Prior year	3,524	-
Current year	10,302	11,217
Total incurred	13,826	11,217
Deduct payment of claims, net of reinsurance:
Paid related to:
Prior year	8,995	9,220
Current year	3,250	6,277
Total paid	12,245	15,497
Reserve for losses and LAE at end of period	$28,911	$25,521

The components of the net liability for losses and LAE are as follows as of:

(In thousands)	June 30, 2019	December 31, 2018
Case basis reserves	$15,423	$15,863
Incurred but not reported reserves	13,488	11,467
Total	$28,911	$27,330

Note 14. Notes Payable and Long-Term Debt

Notes payable and long-term debt consist of the following as of:

(In thousands)	June 30, 2019	December 31, 2018
2018 First Lien Term Loan	$150,000	$154,000
2018 Second Lien Term Loan	35,511	40,000
SDI Crystal Term Loan	15,000	15,000
Standard Outdoor Promissory Notes	8,785	9,950
Note payable - IVG	4,000	4,000
Total Notes Payable and Long-Term Debt	213,296	222,950
Less deferred finance charges and debt discount	(4,273)	(4,903)
Less current maturities	(14,696)	(9,431)
	$194,327	$208,616

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

2018 First Lien Credit Facility

The 2018 First Lien Term Loan and the 2018 Revolving Credit Facility bear interest at LIBOR plus a spread of 2.75% to 3.50% based on Turning Point’s senior leverage ratio. The 2018 First Lien Term Loan has quarterly required payments of $2.0 million beginning June 30, 2018, increasing to $3.0 million on June 30, 2020, and increasing to $4.0 million on June 30, 2022. The 2018 First Lien Credit Facility has a maturity date of March 7, 2023. The 2018 First Lien Term Loan is secured by a first priority lien on substantially all of the assets of the borrowers and the guarantors thereunder, including a pledge of Turning Point’s capital stock, other than certain excluded assets (the “Collateral”). The 2018 First Lien Credit Facility contains certain financial covenants including maximum senior leverage ratio of 3.50x with step-downs to 3.00x, a maximum total leverage ratio of 4.50x with step-downs to 4.00x, and a minimum fixed charge coverage ratio of 1.20x. Based on an excess cash covenant for the facility, a principal payment of $4.5 million was due in the second quarter 2019. All parties agreed to waive the payment, resulting in consent fees of $0.1 million. The weighted average interest rate of the 2018 First Lien Term Loan was 5.40% at June 30, 2019. The weighted average interest rate of the 2018 Revolving Credit Facility was 5.54% as of June 30, 2019. As of June 30, 2019, Turning Point had $15.0 million of borrowings outstanding under the 2018 Revolving Credit Facility. The $35.0 million unused portion of the 2018 Revolving Credit Facility is reduced by letters of credit from Fifth Third Bank totaling $1.8 million, resulting in $33.2 million of availability under the 2018 Revolving Credit Facility as of June 30, 2019. See Note 26, “Subsequent Events,” for further information on amendments for the facility.

2018 Second Lien Credit Facility

The 2018 Second Lien Credit Facility bears interest at a rate of LIBOR plus 7.00% and has a maturity date of March 7, 2024. The 2018 Second Lien Term Loan is secured by a second priority interest in the Collateral and is guaranteed by the same entities as the 2018 First Lien Term Loan. The 2018 Second Lien Credit Facility contains certain financial covenants including a maximum senior leverage ratio of 3.75x with step-downs to 3.50x, a maximum total leverage ratio of 4.75x with step-downs to 4.50x, and a minimum fixed charge coverage ratio of 1.10x. Based on an excess cash covenant for the facility, a $4.5 million principal payment was made in the second quarter 2019, resulting in $0.2 million loss on extinguishment of debt. The weighted average interest rate on the remaining $35.5 million balance of the 2018 Second Lien Term Loan was 9.40% as of June 30, 2019.

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

The Crystal Term Loan agreement contains certain affirmative and negative covenants that are binding on the Borrowers, including, but not limited to, restrictions (subject to specified exceptions and qualifications) on the ability of the Borrowers to incur indebtedness, to create liens, to merge or consolidate, to make dispositions, to pay dividends or make distributions, to make investments, to pay any subordinated indebtedness, to enter into certain transactions with affiliates or to make capital expenditures. The Crystal Term Loan agreement contains customary events of default (which are in some cases subject to certain exceptions, thresholds, notice requirements and grace periods). The Crystal Term Loan agreement also contains certain representations, warranties and conditions, in each case as set forth in the Crystal Term Loan agreement.

With respect to the maintenance of at least $3.0 million in unrestricted cash and cash equivalents in accounts subject to control agreements in favor of the Agent, as of June 30, 2019, the Company had approximately $5.9 million in unrestricted cash and cash equivalents in those accounts.

Interest expense related to the Crystal Term Loan of $0.3 million and $0.8 million, including amortization of the discount, was recorded for the three and six months ended June 30, 2019, respectively. Interest expense related to the Crystal Term Loan of $0.3 million and $0.4 million, including amortization of the discount, was recorded for the three and six months ended June 30, 2018.

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

On February 20, 2018, as partial consideration for an asset purchase of 86 billboard structures located in Georgia and Florida, as well as the ground leases and advertising contracts relating to such billboard structures, the Company issued a promissory note with a face value of $3.5 million. The promissory note was recorded net of a discount of $0.3 million, representing the difference between the face value and fair value at issuance. This discount will be amortized into interest expense using the effective interest rate method over the term of the promissory note. Principal payments began on March 1, 2019, with the remaining principal paid down monthly through March 1, 2022. The promissory note has a 5% fixed coupon interest rate and interest is payable monthly.

Interest expense related to the Standard Outdoor loans of $0.2 million and $0.4 million, including amortization of the discount, was recorded for the three and six months ended June 30, 2019 and 2018, respectively.

The following table summarizes the consolidated scheduled principal repayments subsequent to June 30, 2019:

Future Minimum Principal Payments
July 1, 2019 - December 31, 2019	$4,337
2020	16,839
2021	13,882
2022	16,227
2023	126,500
thereafter	35,511
Total	$213,296

Note 15. Leases

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

The components of lease expense consist of the following:

(In thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost:
Cost of sales	$232	$424
Selling, general and administrative	755	1,457
Variable lease cost (1)	184	482
Short-term lease cost	35	89
Sublease income	(20)	(50)
Total operating lease cost	$1,186	$2,402

(1)	Variable lease expense primarily includes elements of a contract that do not represent a good or service, but for which the lessee is responsible for paying.

Supplemental balance sheet information related to leases consist of the following as of:

(In thousands)	June 30, 2019
Assets:
Right of use assets	$13,802
Total leased assets	$13,802

Liabilities:
Current lease liabilities (1)	$2,023
Long-term lease liabilities	12,221
Total lease liabilities	$14,244

(1)	Reported within accrued liabilities on the condensed consolidated balance sheet.

June 30, 2019
Consolidated weighted average remaining lease term - operating leases	9.0 years
Consolidated weighted average discount rate - operating leases	7.03%

Nearly all the lease contracts for the Company do not provide a readily determinable implicit rate. For these contracts, the Company estimated the incremental borrowing rate based on information available upon the adoption of ASU 2016-02.

As of June 30, 2019, future maturities of lease liabilities consist of the following:

Year	Payments
July 1, 2019 - December 31, 2019	$1,542
2020	3,109
2021	2,580
2022	1,860
2023	1,498
Thereafter	9,553
Total lease payments	20,142
Less: Imputed interest	5,898
Present value of lease liability	$14,244

During the three months ended June 30, 2019, Turning Point had seven retail leases and one warehouse lease extended, renewed or adjusted resulting in additional lease liabilities of $1.2 million. Also during the three months ended June 30, 2019, Standard Outdoor entered into three new leases as a part of its May 2019 asset acquisition resulting in additional lease liabilities of $0.1 million as of June 30, 2019.

Note 16. Pension and Postretirement Benefit Plans

Turning Point has a defined benefit pension plan. Benefits for hourly employees were based on a stated benefit per year of service, reduced by amounts earned in a previous plan. Benefits for salaried employees were based on years of service and the employees’ final compensation. The defined benefit pension plan is frozen. Turning Point’s policy is to make the minimum amount of contributions that can be deducted for federal income taxes. Turning Point expects to make no contributions to the pension plan in 2019. In the second quarter of 2018, Turning Point made mutually agreed upon lump-sum payments to certain individuals covered by the defined benefit pension plan which resulted in a curtailment loss of approximately $0.3 million during the second quarter of 2018, which is reported within “Net periodic benefit (income) expense, excluding service cost” within the condensed consolidated statements of income (loss).

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

The following table provides the components of net periodic pension and postretirement benefit costs and total costs for the plans:

	Three months ended June 30,
	Pension Benefits		Post-Retirement Benefits
(In thousands)	2019	2018	2019	2018
Service cost	$26	$26	$-	$-
Interest cost	130	142	25	29
Expected return on plan assets	(161)	(253)	-	-
Amortization of losses (gains)	36	60	(41)	(20)
Curtailment loss	-	306	-	-
Net periodic benefit expense (income)	$31	$281	$(16)	$9

	Six months ended June 30,
	Pension Benefits		Post-Retirement Benefits
(In thousands)	2019	2018	2019	2018
Service cost	$52	$52	$-	$-
Interest cost	260	284	51	58
Expected return on plan assets	(323)	(507)	-	-
Amortization of losses (gains)	73	120	(83)	(40)
Curtailment loss	-	306	-	-
Net periodic benefit expense (income)	$62	$255	$(32)	$18

Note 17. Stockholders’ Equity

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

Common Stock Repurchase Program

On June 29, 2017, the Company’s Board of Directors (the “Board”) authorized a program, effective immediately, to repurchase over a period of twelve months, shares of the Company’s Class A Common Stock or Class B Common Stock, par value $0.01 per share, constituting, in the aggregate, up to 5% of the outstanding shares of Common Stock. Shares of Common Stock may be repurchased in the open market or through negotiated transactions. The program may be terminated or suspended at any time at the discretion of the Company.

The time of purchases and the exact number of shares to be purchased, if any, will depend on market conditions. The repurchase program does not include specific price targets or timetables. The Company intends to finance the purchases using available working capital. The Crystal Term Loan, as described in Note 14, “Notes Payable and Long-Term Debt,” generally prohibits such repurchases of the Company’s Common Stock.

Repurchases of 40,100 shares of common stock were made pursuant to this program during the six months ended June 30, 2019 for a cost of $0.6 million. No shares of common stock were repurchased during the three months ended June 30, 2019 or the three or six months ended June 30, 2018. Approval for these repurchases was received from Crystal. As of December 31, 2018, $0.8 million was included in accrued liabilities on the condensed consolidated balance sheets for unsettled repurchases.

Equity Issuance

In January 2018, the Company issued 181,825 shares of its Class A common stock in a private placement for gross proceeds of $2.0 million.

In March 2018, the Company granted 18,834 shares of restricted stock with immediate vesting to individuals for services performed. These shares were granted outside of the Company’s 2017 Omnibus Equity Compensation Plan.

Dividends paid by Turning Point

On November 9, 2017, the Board of Directors of Turning Point approved the initiation of a cash dividend to its shareholders. During the six months ended June 30, 2019, Turning Point paid or accrued dividends of $0.9 million to its shareholders other than SDI. The most recent dividend was paid on July 12, 2019 to shareholders of record at the close of business on June 21, 2019.

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

Note 18. Share-Based Compensation

On June 9, 2017, the Company’s Board adopted the 2017 Omnibus Equity Compensation Plan (the “2017 Plan”) in order to provide employees of the Company and its subsidiaries, certain consultants and advisors who perform services for the Company or its subsidiaries, and non-employee members of the Board of the Company with the opportunity to receive grants of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units, and other stock-based awards. The Board authorized 1,000,000 shares of the Class A Common Stock of the Company to be issued under the Plan. The Plan was approved by the Company’s stockholders by partial written consent on July 14, 2017, and in accordance with the rules of the Securities and Exchange Commission and Delaware corporation law regarding approval by partial written consent, became effective on August 17, 2017. As of June 30, 2019, the Company had 988,930 shares available for grant under the 2017 Plan.

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

Including the share-based compensation expense of SDI’s subsidiaries, the Company recorded share-based compensation expense of $1.1 million and $0.6 million recorded for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, the Company recorded share-based compensation expense of $1.7 million and $1.2 million, respectively. This expense is a component of selling, general and administrative expense in the condensed consolidated statements of income (loss).

No options of SDI were exercised during the three and six months ended June 30, 2019 and 2018.

Information with respect to the adjusted activity of outstanding stock options is summarized as follows:

(In thousands, except per share amounts)	Number of Shares	Price Range		Weighted Average Remaining Contractual term
Balance, January 1, 2019	2,463	$31.00	$46.25
Cancelled	-	-	-
Balance, June 30, 2019	2,463	$31.00	$46.25	1.2 years
Vested and exercisable at June 30, 2019	2,463	$31.00	$46.25	1.2 years

The following table provides additional information about the Company’s stock options outstanding and exercisable as of June 30, 2019:

	Options Outstanding and Exercisable
		Weighted Average
Range of Exercise Prices	Number of Shares	Remaining Contractual Life		Exercise Price
$31.00 - $31.25	1,400	1.9	years	$31.18
$45.25 - $46.25	1,063	0.4	years	45.63
$31.00 - $46.25	2,463	1.2	years	$37.41

The Company grants restricted stock awards (“RSA”) which is the right to receive shares. The fair value of RSAs is based on the market price for the stock at the date of grant.

The following table summarizes the changes in non-vested RSAs for the six months ended June 30, 2019:

	Shares	Weighted Average Grant Date Fair Value
Non-vested RSAs at January 1, 2019	127,005	$10.96
Granted	-	-
Vested	(37,816)	10.58
Cancelled/Forfeited	(4,779)	13.34
Non-vested RSAs at June 30, 2019	84,410	$11.00

As of June 30, 2019, there was $0.7 million of total unrecognized stock-based compensation expense, related to restricted stock awards, which will be recognized over the weighted-average remaining vesting period of 1.2 years.

Note 19. Income Taxes

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

SDI has recorded a full valuation allowance as of June 30, 2019, offsetting its U.S. federal and state net deferred tax assets which primarily represent net operating loss carry forwards (“NOLs”). As of June 30, 2019, the Company’s management concluded, based upon the evaluation of all available evidence, that it is more likely than not that the U.S. federal and state net deferred tax assets will not be realized.  Due to the reverse acquisition transaction with Turning Point, the Company determined that SDI has experienced a “change in control” as defined in Internal Revenue Code Section 382, which will result in an annual limitation on SDI’s utilization of NOLs in future periods.  The Company has completed the evaluation of the effects of Section 382 on SDI’s future utilization of its NOLs, and  determined that the Company will be limited to $10.6 million of its $33.0 million pre-2018 NOL’s over the next 20 years.  All NOL’s generated after December 31, 2017 have an indefinite life.

The Company’s income tax expense for the three and six months ended June 30, 2019 was $3.0 million and $4.3 million, respectively. The Company’s income tax expense for the three and six months ended June 30, 2018 was $1.9 million and $2.7 million, respectively. Turning Point’s effective income tax rate for the three and six months ended June 30, 2019 were 18% and 19%, respectively, which includes a discrete tax deduction of $3.7 million and $4.5 million for the three and six months ended June 30, 2019, respectively, relating to stock option exercises. The Company’s effective income tax rate for the three and six months ended June 30, 2018, was 17% and 18%, respectively, which includes a discrete tax deduction of $1.6 million and $1.8 million for the three and six months ended June 30, 2018, respectively, relating to stock option exercises.

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

As a part of the Company’s impairment of other indefinite lived intangible assets as described more fully in Note 11, “Asset Impairments,” the Company reversed its deferred tax liability recorded as a part of the purchase of Maidstone, during the six months ended June 30, 2019. The reversal decreased deferred income taxes by $0.4 million on the condensed consolidated balance sheet as of June 30, 2019 and provided an income tax benefit of $0.4 million to the condensed consolidated statements of income (loss) for the six months ended June 30, 2019.

Note 20. Contingencies

The Company is a party from time to time to various proceedings in the ordinary course of business. For a description of the Master Settlement Agreement, to which the Company is a party, see Note 2, “Summary of Significant Accounting Policies.” Other than the proceedings mentioned below, there is no material litigation, arbitration or governmental proceeding currently pending against the Company or any of its officers or directors in their capacity as such, and the Company and its officers and directors have not been subject to any such proceeding.

Turning Point

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

Turning Point is subject to several lawsuits alleging personal injuries resulting from malfunctioning vaporizer devices and may be subject to claims in the future relating to other NewGen products. Turning Point is still evaluating these claims and the potential defenses to them. For example, Turning Point did not design or manufacture the products at issue; rather, it was merely the distributor. Nonetheless, there can be no assurance that Turning Point will prevail in these cases, and they could have a material adverse effect on the financial position, results of operations, or cash flows of Turning Point.

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

The Company has experienced continuing losses in its Insurance segment, primarily driven by increases in losses and loss adjustment expenses, along with the full impairment of its goodwill and other intangible asset balances. The Company has no plans to contribute additional capital to its Insurance segment and anticipates it will continue to incur losses for the foreseeable future. The Company anticipates that the current cash and investment balances in the Insurance segment will allow the segment to meet its current obligations in the near term, however, future claims experience and operating losses may impact this ability. The Company continues to analyze various alternatives, including divestiture of its Insurance segment, however, the Company cannot be certain that these alternatives, if available, will be successful. Additionally, plans for various alternatives are required to be submitted to the New York State Department of Financial Services (the “NYSDFS”) for approval, which may significantly delay or stop the process of completing any potential alternatives. The NYSDFS may also determine that the Insurance segment be taken over by the NYSDFS or require the Insurance segment to be liquidated, in which case the Company would be required to cease operations and conduct an orderly liquidation. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties and such adjustments could be material to the Company’s financial position and results of operations.

Concentrations

Maidstone writes primarily personal automobile and homeowner’s insurance in New York. Maidstone’s financial position, results of operations and cash flows are susceptible to risks as a result of these concentrations. In addition, Maidstone writes a significant amount of business through brokers and a credit risk exists should any of these brokers be unable to fulfill their obligations with respect to the payment of insurance balances. Since April 2019, Maidstone is no longer writing new policies.

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

Maidstone’s fixed income investment portfolio is managed in accordance with guidelines that have been tailored to meet specific investment strategies, including standard of diversification, which limit the allowable holdings to any single issue. Maidstone reported no investment in excess of 10% of the Company’s (deficit) surplus as of June 30, 2019 or December 31, 2018, respectively, other than investments issued or guaranteed by the United States government or its agencies.

Note 21. Legal Settlement

Turning Point engaged in discussions and mediation with VMR Products LLC (“VMR”), which was acquired in 2018. Pursuant to a Distribution and Supply agreement (“VMR Agreement”), VMR was providing Turning Point with V2 e-cigarettes for the exclusive distribution in bricks-and-mortar stores in the United States. Under the terms of the VMR Agreement, in the event of termination following a change in control, the acquirer was required to make a payment to Turning Point under a formula designed to provide Turning Point with a fair share of the value created by Turning Point’s performance under the VMR Agreement. The discussions have been completed and Turning Point received $6.7 million in the second quarter 2019 to settle the issue.  Net of legal costs and reserves for anticipated future returns associated with the discontinuance, Turning Point recorded a $5.5 million gain in the second quarter, which is recorded as a reduction to selling, general, and administrative expenses.

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

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares and the weighted average effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock options and restricted stock awards and the dilutive effect of such awards is reflected in diluted earnings per share by application of the treasury stock method.

The following tables set forth the computation of basic and diluted net income (loss) per share of Class A and Class B common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share amounts)	2019	2018	2019	2018
Basic net income (loss) per common share calculation:
Net income (loss) attributable to SDI	$962	$3,528	$(2,581)	$4,049

Weighted average Class A common shares outstanding – basic	9,068,639	8,632,350	9,078,272	8,788,230
Weighted average Class B common shares outstanding – basic	7,751,185	7,977,478	7,761,184	8,007,585
Weighted average common shares outstanding – basic	16,819,824	16,609,828	16,839,456	16,795,815
Net income (loss) attributable to SDI per share of common stock – basic	$0.06	$0.21	$(0.15)	$0.24

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share amounts)	2019	2018	2019	2018
Diluted net income (loss) attributable to SDI per common share calculation:
Net income (loss) attributable to SDI	$962	$3,528	$(2,581)	$4,049
Impact of subsidiary dilutive securities (1)	(129)	(125)	(181)	(170)
Net income (loss) attributable to SDI - diluted	$833	$3,403	$(2,762)	$3,879

Weighted average Class A common shares outstanding – basic	9,068,639	8,632,350	9,078,272	8,788,230
Weighted average Class B common shares outstanding – basic	7,751,185	7,977,478	7,761,184	8,007,585
Dilutive impact of stock options and restricted stock awards	42,513	826	-	33,511
Weighted average common shares outstanding – diluted	16,862,337	16,610,654	16,839,456	16,829,326
Net income (loss) attributable to SDI per share of common stock – diluted	$0.05	$0.20	$(0.16)	$0.23

(1)
The Company records an adjustment to net income (loss) in the relevant period for the dilutive impact of subsidiary stock-based awards on the Company’s reported net income (loss) for purposes of calculating net income (loss) per share.

As of June 30, 2018, 2,463 stock options have been excluded from the computation of diluted weighted average shares outstanding, as they are anti-dilutive.

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

The Company has experienced continuing losses in its Insurance segment, primarily driven by increases in losses and loss adjustment expenses, along with the full impairment of its goodwill and other intangible asset balances. The Company has no plans to contribute additional capital to its Insurance segment and anticipates it will continue to incur losses for the foreseeable future. See Note 20, “Contingencies” for additional information.

The Company also reports an Other segment, which includes the results of operations of SDI and Standard Outdoor and assets of the consolidated Company not assigned to the five reportable segments, including Turning Point deferred taxes and deferred financing fees for the Revolving Credit Facility. Elimination includes the elimination of intercompany accounts between segments.

Accounting policies of these segments are the same as those of the Company. Corporate costs of Turning Point are not directly charged to the three reportable segments in the ordinary course of operations. The Company evaluates the performance of its segments and allocates resources to them based on operating income. In 2018, Turning Point corporate costs were allocated to the segments based on net sales. Turning Point believes this allocation does not reflect the operations of the business. Prior periods have been adjusted to conform to the current year presentation.

The tables below present financial information about reported segments:

	Three Months Ended June 30,
(In thousands)	2019	2018
Revenues
Smokeless Products	$26,176	$24,410
Smoking Products	25,363	29,328
NewGen Products	41,800	27,363
Insurance	7,711	7,497
Other(1)	714	672
	101,764	89,270

Operating Income
Smokeless Products	9,731	8,383
Smoking Products	10,374	11,450
NewGen Products	7,451	1,962
Insurance	(3,970)	551
Other(1)	(8,744)	(8,247)
	14,842	14,099

Interest expense	4,358	4,110
Interest and investment income	(176)	(270)
Loss on extinguishment of debt	150	-
Net periodic benefit (income) expense, excluding service cost	(11)	264
Income before income taxes	$10,521	$9,995

Capital Expenditures
Smokeless products	$525	$540
Smoking products	-	-
NewGen products	553	100
Insurance	17	23
Other(1)	-	-
	$1,095	$663
Depreciation and amortization
Smokeless products	$365	$333
Smoking products	-	-
NewGen Products	631	400
Insurance	38	55
Other(1)	383	368
	$1,417	$1,156

	Six Months Ended June 30,
	2019	2018
(In thousands)
Revenues
Smokeless Products	$48,720	$45,157
Smoking Products	50,882	56,324
NewGen Products	85,365	53,562
Insurance	15,414	15,215
Other(1)	1,395	1,078
	201,776	171,336

Operating Income
Smokeless Products	17,218	15,188
Smoking Products	20,320	20,994
NewGen Products	10,289	2,972
Insurance	(8,373)	1,168
Other(1)	(19,223)	(17,184)
	20,231	23,138

Interest expense	8,849	8,106
Interest and investment income	(338)	(377)
Loss on extinguishment of debt	150	2,384
Net periodic benefit (income) expense, excluding service cost	(22)	221
Income before income taxes	$11,592	$12,804

Capital Expenditures
Smokeless products	$1,102	$889
Smoking products	-	-
NewGen products	862	114
Insurance	36	43
Other(1)	15	-
	$2,015	$1,046
Depreciation and amortization
Smokeless products	$722	$672
Smoking products	-	-
NewGen Products	1,164	796
Insurance	85	112
Other(1)	754	563
	$2,725	$2,143

(In thousands)	June 30, 2019	December 31, 2018
Assets
Smokeless Products	$113,487	$99,441
Smoking Products	144,065	142,520
NewGen Products	100,915	95,397
Insurance	47,573	52,169
Other (1)	26,612	32,416
	$432,652	$421,943

(1)
“Other” includes sales, operating income or assets that are not assigned to the other four reportable segments, such as sales, operating income or assets of SDI and Standard Outdoor, and Turning Point deferred taxes. All goodwill has been allocated to reportable segments.

Revenue Disaggregation- Sales Channel

Revenues of the Smokeless and Smoking segments are primarily comprised of sales made to wholesalers while NewGen sales are made to wholesalers, retailers, and ultimate end-customers. NewGen net sales are broken out by sales channel below.

	NewGen Segment
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(In thousands)
Wholesalers	$3,843	$2,350	$6,040	$4,680
Retail outlets	28,516	19,904	57,161	40,624
End-customers	9,376	5,069	22,049	8,168
Other	65	40	115	90
	$41,800	$27,363	$85,365	$53,562

Net Sales – Domestic and Foreign

The following table shows a breakdown of consolidated net sales between domestic and foreign.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Domestic	$92,230	$78,111	$181,680	$149,375
Foreign	1,823	3,662	4,682	6,746
Net Sales	$94,053	$81,773	$186,362	$156,121

Note 24. Related Party Transactions

SDI has engaged the services of CFGI, formerly Pine Hill Group, and Edward J. Sweeney to serve as interim Chief Financial Officer effective May 31, 2017. Mr. Sweeney carries out his role as interim Chief Financial Officer of the Company pursuant to an agreement between the Company and CFGI. Mr. Sweeney is a partner at CFGI. The agreement outlines the scope of responsibilities of CFGI, as well as Mr. Sweeney’s role. These include, but are not limited to, services provided to the Company as interim Chief Financial Officer, controllership services, technical accounting and financial reporting services, and risk, valuation and transaction advisory services. CFGI is compensated at an hourly rate for performing services pursuant to the agreement. CFGI is responsible for all payments to Mr. Sweeney. As a result, Mr. Sweeney has received no direct compensation from the Company and the amount of aggregate payments made to CFGI is based on the amount of work performed on the Company’s behalf by all CFGI resources. During the three and six months ended June 30, 2019, the Company incurred expenses of $0.2 million and $0.5 million, respectively, related to services provided by CFGI.

Note 25. Statutory Information

The Company’s insurance subsidiary, Maidstone, is subject to insurance laws and regulations in the jurisdictions in which it operates. These regulations include certain restrictions on the amount of dividends or other distributions available to unitholders.

Under the insurance laws of New York State, Maidstone is restricted (on a basis of the lower of 10% of Maidstone’s statutory surplus at the end of the preceding twelve-month period or 100% of Maidstone’s adjusted net investment income for the preceding twelve-month period) as to the amount of dividends that Maidstone may declare or pay in any twelve-month period without prior approval of the NYSDFS. As of June 30, 2019, the maximum amount of dividends that may be paid by Maidstone without approval of the NYSDFS was $-0-. Further, under New York State law, companies may pay cash dividends only from earned surplus on a statutory basis. No dividends were declared or paid by Maidstone during the three or six months ended June 30, 2019.

Maidstone is subject to certain risk-based capital (“RBC”) requirements as specified by the National Association of Insurance Commissioners (“NAIC”). Under such requirements, the amount of capital and surplus maintained by a property and casualty insurance company is to be determined on various risk factors including risk-based capital ratios. As of June 30, 2019, the Company reported a negative statutory capital and surplus and an RBC ratio below 100%. With an RBC ratio below 100%, the Company reported an authorized control level event to the NYSDFS. An authorized control level event may result in the Company being placed under rehabilitation or liquidation, which could potentially impact the Company’s ability to recover its investment in Maidstone in the future.

Statutory combined capital and (deficit) surplus and net loss of Maidstone were as follows as of:

(In thousands)	June 30, 2019	December 31, 2018
Statutory capital and (deficit) surplus	$(983)	$4,769
Statutory net loss	$(5,686)	$(9,559)

Maidstone files financial statements prepared in accordance with statutory accounting practices prescribed or permitted by insurance regulators. Statutory net income (loss) and statutory (deficit) surplus, as reported to the insurance regulatory authorities, differ in certain respects from the amounts prepared in accordance with GAAP. The main differences between statutory net income (loss) and GAAP net income (loss) relate to deferred acquisition costs, deferred income taxes, unrealized appreciation or decline in value of investments and non-admitted assets.

Note 26. Subsequent Events

Solace Technologies Acquisition

In July 2019, Turning Point acquired Solace Technologies (“Solace”) for $10.56 million in total consideration, comprised of $8.25 million in cash and $2.31 million restricted stock earn out based on Solace performance and $4.62 million of Turning Point’s performance based restricted stock units to former owners who became employees. Solace is an innovative product development company that has grown from the creator of one of the leading vape juice brands in the industry into a leader of alternative ingredients product development. Turning Point intends to incorporate Solace’s innovative products, as well as the legacy vapor products into Turning Point’s Nu-X Ventures development engine.

ReCreation Marketing Investment

In July 2019 Turning Point obtained a 30% stake in Canadian distribution entity, ReCreation Marketing (“ReCreation”).  Turning Point will invest $3 million through its newly-created subsidiary, Turning Point Brands (Canada) Inc. into ReCreation, with options to acquire up to a 50% ownership position. Turning Point will receive board seats aligned with its ownership position.

ReCreation is a specialty marketing and distribution firm focused on building brands in the Canadian smoking and vaping categories. ReCreation’s management has significant expertise in marketing and distributing tobacco and cannabis products throughout Canada. ReCreation’s management and advisory team has over 50 years combined experience building and managing a portfolio of premium brands, all supported by an expert team of sales associates working across Canada to provide service to over 30,000 traditional retail outlets and newly-constructed cannabis dispensaries. ReCreation also supports RoseLife Science, a leading cannabis product innovator, producer, service provider and marketer located in Québec.

Convertible Notes Offering

In July 2019, Turning Point entered into a purchase agreement under which it agreed to sell $150.0 million in aggregate principal amount of its 2.50% convertible senior notes due July 15, 2024 (the “notes”). In addition, Turning Point granted the initial purchasers a 13-day option to purchase up to an additional $22.5 million in aggregate principal amount of the notes on the same terms and conditions. This option was exercised in full during July 2019. The net proceeds were used to prepay all amounts outstanding under the 2018 Second Lien Term Loan, as well as to pay approximately $20.53 million for the cost of entering into the capped call transactions as described below. Any remaining net proceeds from the offering were allocated for general corporate purposes, including acquisitions that are yet to be identified.

The convertible notes are convertible, under certain conditions, at an initial exchange rate of 18.567 shares of common stock of the Company per $1,000 principal amount of notes (equivalent to an initial exchange price of approximately $53.86 per share). Upon any conversion, Turning Point will settle its exchange obligation in cash, shares of common stock of Turning Point, or a combination of cash and shares, at its election.

In connection with the convertible notes offering, Turning Point entered into privately negotiated capped call transactions with certain financial institutions (the “option counterparties”). The capped call transactions are expected to reduce potential dilution to shares of Turning Point’s common stock and/or offset potential cash payments Turning Point is required to make in excess of the principal amount upon any conversion of the convertible notes. Such reduction and/or offset is subject to a cap representing a price per share of $82.86, a 100.0% premium over Turning Point’s last reported sale price of $41.43 per common share on the NYSE on July 25, 2019.

In connection with the offering, Turning Point entered into a First Amendment (the “Amendment”) to its First Lien Credit Agreement (the “Credit Agreement”), with Fifth Third Bank, as administrative agent, and other lenders and certain other lender parties thereto. The Amendment was entered into primarily to permit Turing Point to issue up to $200.0 million of convertible senior notes, enter into certain capped call transactions in connection with the issuance of such notes and to use the proceeds from the issuance of the notes to repay amounts outstanding under Turning Point’s second lien credit agreement and use the remaining proceeds for acquisitions and investments. The Amendment also amends (i) the consolidated total leverage ratio covenant to 5.5 with step-downs to 5.0 to reflect the issuance of the notes and (ii) the consolidated senior leverage ratio covenant to 3.0 with step-downs to 2.5 to reflect the prepayment of indebtedness under its second lien credit agreement.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “expect,” “intend,” “plan” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. As a result, actual events may differ materially from those expressed in or suggested by the forward-looking statements. Any forward-looking statement made by SDI in this Quarterly Report on Form 10-Q speaks only as of the date hereof. New risks and uncertainties come up from time to time, and it is impossible for SDI to predict these events or how they may affect it. SDI has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws. Factors that could cause these differences include, but are not limited to:

•	declining sales of tobacco products, and expected continuing decline of sales, in the tobacco industry overall;
•	Turning Point’s dependence on a small number of third-party suppliers and producers;
•	the possibility that Turning Point will be unable to identify or contract with new suppliers or producers in the event of a supply or product disruption;
•	the possibility that Turning Point’s licenses to use certain brands or trademarks will be terminated, challenged or restricted;
•	failure to maintain consumer brand recognition and loyalty of Turning Point’s customers;
•	substantial and increasing U.S. regulation;
•	regulation of Turning Point’s products by the FDA, which has broad regulatory powers;
•	Turning Point’s products are subject to developing and unpredictable regulation, for example, current court action moving forward certain substantial Pre Market Tobacco Application obligations;
•	Turning Point’s products contain nicotine which is considered to be a highly addictive substance;
•	uncertainty related to the regulation and taxation of Turning Point’s NewGen products;
•	possible significant increases in federal, state and local municipal tobacco and vapor-related taxes;
•	possible increasing international control and regulation;
•	Turning Point’s reliance on relationships with several large retailers and national chains for distribution of its products;
•	our amount of indebtedness;
•	the terms of our credit facilities, which may restrict our current and future operations;
•	intense competition and our ability to compete effectively;
•	uncertainty and continued evolution of markets containing Turning Point’s NewGen products;
•	significant product liability litigation;
•	the scientific community’s lack of information regarding the long-term health effects of electronic cigarette, vaporizer and e-liquid use;
•	requirement to maintain compliance with master settlement agreement escrow account;
•	competition from illicit sources;
•	our reliance on information technology;
•	security and privacy breaches;
•	contamination of Turning Point’s tobacco supply or products;
•	infringement on our intellectual property;
•	third-party claims that we infringe on their intellectual property;
•	failure to manage our growth;
•	failure to successfully integrate our acquisitions or otherwise be unable to benefit from pursuing acquisitions;
•	fluctuations in our results;
•	exchange rate fluctuations;
•	adverse U.S. and global economic conditions;
•	sensitivity of end-customers to increased sales taxes and economic conditions;
•	failure to comply with certain regulations;
•	departure of key management personnel or our inability to attract and retain talent;

•	imposition of significant tariffs on imports into the U.S.;
•	reduced disclosure requirements applicable to emerging growth companies may make Turning Point’s common stock less attractive to investors, potentially decreasing its stock price;
•	failure to maintain Turning Point’s status as an emerging growth company before the five-year maximum time period a company may retain such status;
•	our principal stockholders will be able to exert significant influence over matters submitted to our stockholders and may take certain actions to prevent takeovers;
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
•
risks relating to the fact that Maidstone’s capital has fallen below the RBC minimum requirement and thus Maidstone faces restrictions with respect to operating its business and may be placed under rehabilitation or liquidation; and

•	business risks relating to the insurance industry, such as competitiveness, industry fragmentation and underwriting risks; and risks relating to reinsurance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of the historical financial condition and results of operations in conjunction with our interim condensed consolidated financial statements and accompanying notes, which are included elsewhere in this Quarterly Report on Form 10-Q. In addition, this discussion includes forward-looking statements subject to risks and uncertainties which may result in actual results differing from statements we make. See “Cautionary Note Regarding Forward-Looking Statements.” Factors that could cause actual results to differ include those risks and uncertainties discussed in “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on March 11, 2019 and in the Company’s Form 10-Q for the quarter ended March 31, 2019, filed with the SEC on May 8, 2019.

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

Overview

We are a holding company. Our subsidiaries are engaged in the following lines of business:

•	Other tobacco products (Turning Point Brands, Inc. (“Turning Point”), a 50.1% owned subsidiary);
•	Outdoor advertising (Standard Outdoor LLC (“Standard Outdoor”), a wholly owned subsidiary), beginning in July 2017; and
•	Insurance (Pillar General Inc. (“Pillar General”), a wholly owned subsidiary), beginning in January 2018.

We are a diversified holding company with interests in a variety of industries and market sectors. We are continually evaluating our portfolio of subsidiaries and lines of business and may make investment and divestiture decisions that could materially impact us and any of our existing or future lines of business. This may include investment and divestiture decisions to maintain our ownership percentage in Turning Point.

Recent Developments

Solace Technologies Acquisition

In July 2019, Turning Point acquired Solace Technologies (“Solace”) for $10.56 million in total consideration, comprised of $8.25 million in cash and $2.31 million restricted stock earn out based on Solace performance and $4.62 million of Turning Point’s performance based restricted stock units to former owners who became employees. Solace is an innovative product development company that has grown from the creator of one of the leading vape juice brands in the industry into a leader of alternative ingredients product development. Turning Point intends to incorporate Solace’s innovative products as well as the legacy vapor products into its Nu-X Ventures development engine.

ReCreation Marketing Investment

In July 2019, Turning Point obtained a 30% stake in Canadian distribution entity, ReCreation Marketing (“ReCreation”). Turning Point will invest $3 million through its newly-created subsidiary, Turning Point Brands (Canada) Inc. into ReCreation, with options to acquire up to a 50% ownership position. Turning Point will receive board seats aligned with its ownership position.

ReCreation is a specialty marketing and distribution firm focused on building brands in the Canadian smoking and vaping categories. ReCreation’s management has significant expertise in marketing and distributing tobacco and cannabis products throughout Canada. ReCreation’s management and advisory team has over 50 years combined experience building and managing a portfolio of premium brands, all supported by an expert team of sales associates working across Canada to provide service to over 30,000 traditional retail outlets and newly-constructed cannabis dispensaries. ReCreation also supports RoseLife Science, a leading cannabis product innovator, producer, service provider and marketer located in Québec.

Convertible Notes Offering

In July 2019, Turning Point issued $150.0 million in aggregate principal amount of 2.50% convertible senior notes due July 15, 2024 (the “notes”) in a transaction exempt from registration under the Securities Act pursuant to Rule 144A. In addition, Turning Point granted the initial purchasers a 13-day option to purchase up to an additional $22.5 million in aggregate principal amount of the notes on the same terms and conditions. This option was exercised in full during July 2019. The net proceeds were used to prepay all amounts outstanding under the 2018 Second Lien Term Loan, as well as to pay approximately $20.53 million for the cost of entering into the capped call transactions as described below. Any remaining net proceeds from the offering were allocated for general corporate purposes, including acquisitions that are yet to be identified.

The convertible notes are convertible, under certain conditions, at an initial exchange rate of 18.567 shares of Turning Point’s voting common stock per $1,000 principal amount of notes (equivalent to an initial exchange price of approximately $53.86 per share). Upon any conversion, Turning Point will settle its exchange obligation in cash, shares of common stock, or a combination of cash and shares, at its election.

In connection with the convertible notes offering, Turning Point entered into privately negotiated capped call transactions with certain financial institutions (the “option counterparties”). The capped call transactions are expected to reduce potential dilution to shares of Turning Point’s common stock and/or offset potential cash payments Turning Point is required to make in excess of the principal amount upon any conversion of the convertible notes. Such reduction and/or offset is subject to a cap representing a price per share of $82.86, a 100.0% premium over Turning Point’s last reported sale price of $41.43 per common share on the NYSE on July 25, 2019.

In connection with the convertible notes offering, Turning Point entered into a First Amendment (the “Amendment”) to its First Lien Credit Agreement (the “Credit Agreement”), with Fifth Third Bank, as administrative agent, and other lenders and certain other lender parties thereto. The Amendment was entered into primarily to permit Turning Point to issue up to $200.0 million of convertible senior notes, enter into certain capped call transactions in connection with the issuance of such notes and to use the proceeds from the issuance of the notes to repay amounts outstanding under Turning Point’s second lien credit agreement and use the remaining proceeds for acquisitions and investments.  The Amendment also amends (i) the consolidated total leverage ratio covenant to 5.5 with step-downs to 5.0 to reflect the issuance of the notes and (ii) the consolidated senior leverage ratio covenant to 2.0 with step-downs to 2.5 to reflect the prepayment of indebtedness under its second lien credit agreement.

Insurance segment

We have experienced continuing losses in our Insurance segment, primarily driven by increases in losses and loss adjustment expenses, along with the full impairment of the goodwill and other intangible asset balances. We have no plans to contribute additional capital to the Insurance segment and anticipate we will continue to incur losses for the foreseeable future. We anticipate that the current cash and investment balances in the Insurance segment will allow the segment to meet its current obligations in the near term, however, future claims experience and operating losses may impact this ability. We continue to analyze various alternatives, including divestiture of the Insurance segment, however, we cannot be certain that these alternatives, if available, will be successful. Additionally, plans for various alternatives are required to be submitted to the NYSDFS for approval, which may significantly delay or stop the process of completing any potential alternatives. The NYSDFS may also determine that the Insurance segment must be taken over by the NYSDFS or require that the Insurance segment be liquidated, in which case we would be required to cease operations and conduct an orderly liquidation. Our condensed consolidated financial statements included at Item 1 do not include any adjustments that might result from the outcome of these uncertainties and such adjustments could be material to our financial position and results of operations.

Standard Outdoor

On May 7, 2019, we, through Standard Outdoor, completed an asset acquisition consisting of six billboard structures located in Georgia, as well as the ground leases and advertising contracts relating to such billboard structures for total consideration of $0.6 million.

SDI

On March 29, 2019, the duties of Ian Estus, formerly the Chief Executive Officer of SDI, were reassigned by the Board of Directors of the Company (the “Board”), such that Mr. Estus no longer serves as the Chief Executive Officer of the Company, or as an officer in any other position of the Company, or as an officer, director, manager or in any similar position for any of the Company’s subsidiaries. Mr. Estus remains a member of the Board. Also on March 29, 2019, Gregory H.A. Baxter, currently the Executive Chairman of the Board, was appointed by the Board to serve, on an interim basis, as the Chief Executive Officer of the Company, and to replace Mr. Estus on an interim basis in any other position held by Mr. Estus as an officer in any other position of the Company, or as an officer, director, manager or in any similar position for any of the Company’s subsidiaries, to serve in each case until his successor has been duly appointed or until his resignation or removal from any such position by further action of the Board.

Overview of Turning Point

Turning Point is a leading, independent provider of Other Tobacco Products (“OTP”) and adult consumer alternatives. Turning Point estimates the OTP industry generated approximately $11 billion of manufacturer revenue in 2018. In contrast to manufactured cigarettes, which have been experiencing declining volumes for decades based on data published by the Alcohol and Tobacco Tax and Trade Bureau (“TTB”), the OTP industry is demonstrating increased consumer appeal with low to mid-single digit consumer unit growth as reported by Management Science Associates, Inc. (“MSAi), a third-party analytics and information company. Turning Point was the 6th largest competitor in terms of total OTP consumer units sold during 2018. Turning Point sells a wide range of products across the OTP spectrum; however, it does not sell cigarettes. Turning Point’s portfolio of brands includes some of the most widely recognized names in the OTP industry, such as Zig-Zag®, Beech-Nut®, Stoker’s®, Trophy®, VaporBeast® and VaporFi®. Turning Point currently ships to approximately 800 distributors with an additional 100 secondary, indirect wholesalers in the U.S. that carry and sell its products. Turning Point operates in three segments: (i) Smokeless products, (ii) Smoking products, and (iii) NewGen products. Under the leadership of a senior management team with an average of 23 years of experience in the tobacco industry, Turning Point has grown and diversified its business through new product launches, category expansions, and acquisitions while concurrently improving operational efficiency.

Turning Point has identified additional growth opportunities in the emerging alternatives market. In January 2019, it established its subsidiary, Nu-X Ventures (“Nu-X”), a new company and wholly-owned subsidiary dedicated to the development, production and sale of alternative products and acquisitions in related spaces. The creation of Nu-X allows Turning Point to leverage its expertise in traditional OTP management to alternative products. The Turning Point management team has over 100 years of experience navigating federal, state and local regulations that are directly applicable to the growing alternatives market. In November 2018, Turning Point acquired a minority stake in Canadian American Standard Hemp Inc. (“CASH”). The investment in CASH positions Turning Point to meaningfully participate in the market for hemp-derived products. Through its investment in CASH, Turning Point has access to CASH’s proprietary extraction processes enabling the harvest of cannabinoids for use in the creation and distribution of high-quality hemp-derived products. The CASH investment is part of Nu-X and Turning Point plans to make additional investments, partnerships and acquisitions to drive the business of Nu-X. These endeavors will enable Turning Point to continue to identify unmet customer needs and provide quality products that Turning Point believes will result in genuine customer satisfaction and foster the growth of revenue.

Turning Point believes there are meaningful opportunities to grow through acquisitions and joint ventures across all product categories. As of December 31, 2018, Turning Point’s products are available in approximately 185,000 U.S. retail locations which, with the addition of retail stores in Canada, brings Turning Point’s total North American retail presence to an estimated 210,000 points of distribution. Turning Point’s sales team targets widespread distribution to all traditional retail channels, including convenience stores.

Products

Turning Point operates in three segments: Smokeless products, Smoking products and NewGen products. In Turning Point’s Smokeless products segment, Turning Point (i) manufactures and markets moist snuff and (ii) contracts for and market loose leaf chewing tobacco products. In Turning Point’s Smoking products segment, Turning Point (i) markets and distributes cigarette papers, tubes and related products; (ii) markets and distributes finished cigars and MYO cigar wraps; and (iii) processes, packages, markets, and distributes traditional pipe tobaccos. In Turning Point’s NewGen products segment, Turning Point (i) markets and distributes e-cigarettes, e-liquids, vaporizers  and certain other products without tobacco and/or nicotine; (ii) distributes a wide assortment of vaping and Cannabidiol (“CBD”) related products to non-traditional retail via VaporBeast, Vapor Shark, Vapor Supply and IVG; and (iii) distributes a wide assortment of vaping and CBD related products to individual consumers via Vapor Shark, Vapor World and VaporFi branded retail outlets in addition to online platforms. Turning Points portfolio of brands includes some of the most widely recognized names in the OTP industry, such as Stoker’s® in the Smokeless segment, Zig-Zag® in the Smoking segment, and VaporBeast® and VaporFi® in the NewGen segment.

Operations

Turning Point’s core tobacco business (Smokeless and Smoking segments) primarily generates revenues from the sale of Turning Point products to wholesale distributors who, in turn, resell the products to retail operations. Turning Point’s acquisition of VaporBeast in the fourth quarter of 2016 expanded Turning Point’s revenue streams as Turning Point began selling directly to non-traditional retail outlets. Turning Point’s acquisitions of Vapor Shark in the second quarter of 2017 and Vapor Supply in the second quarter of 2018 further expanded its selling network by allowing it to directly reach ultimate consumers through Vapor Shark and Vapor World branded retail outlets, respectively. Turning Point’s acquisition of IVG in the third quarter of 2018 enhanced its business-to-consumer revenue stream with the addition of Vapor-Fi branded retail outlets accompanying a robust online platform headlined by VaporFi.com and DirectVapor.com. Turning Point’s net sales, which include federal excise taxes, consist of gross sales net of cash discounts, returns, and selling and marketing allowances.

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

Key Factors Affecting Turning Point’s Results of Operations

Turning Point considers the following to be the key factors affecting its results of operations:

•	Turning Point’s ability to further penetrate markets with its existing products;
•	Turning Point’s ability to introduce new products and product lines that complement its core business;
•	Decreasing interest in some tobacco products among consumers;
•	Price sensitivity in its end-markets;
•	Marketing and promotional initiatives, which cause variability in Turning Point’s results;
•	General economic conditions, including consumer access to disposable income;
•	Cost and increasing regulation of promotional and advertising activities;
•	Cost of complying with regulation, including the Remedy Order;
•	Counterfeit and other illegal products in our end-markets;
•	Currency fluctuations;
•	Turning Point’s ability to identify attractive acquisition opportunities in OTP; and
•	Turning Point’s ability to integrate acquisitions.

Overview of Standard Outdoor

Standard Outdoor is an out-of-home advertising business. Revenues include outdoor advertising revenues, while operating expenses primarily include compensation costs, depreciation and rent expense.

Overview of Pillar General

On January 2, 2018, Pillar General acquired all of the outstanding capital stock of Interboro Holdings, Inc. (“Interboro”) for a cash purchase price of $2.5 million. Under the name Maidstone Insurance Company (“Maidstone”), Maidstone offers personal automobile and homeowner’s insurance, primarily in the state of New York. The results of Maidstone are included in our condensed consolidated results as of January 2, 2018, the date of acquisition.

During the six months ended June 30, 2019, we recorded impairment charges of $0.8 million and $2.0 million related to the full impairment of the goodwill and intangible asset balances, respectively, in our Insurance segment. This impairment was a result of changes in the future outlook for the Insurance segment and certain other factors impacting recoverability, identified in the first quarter 2019. As a result, there are no goodwill or intangible assets balances remaining in our Insurance segment.

In addition, Maidstone is subject to certain risk-based capital (“RBC”) requirements as specified by the National Association of Insurance Commissioners (“NAIC”). Under such requirements, the amount of capital and surplus maintained by a property and casualty insurance company is to be determined on various risk factors including risk-based capital ratios. As of June 30, 2019, we reported a negative statutory capital and surplus and an RBC ratio below 100%. With an RBC ratio below 100%, we reported an authorized control level event to the NYSDFS. An authorized control level event may result in Maidstone being placed under rehabilitation or liquidation, which could potentially impact our ability to recover our investment in Maidstone in the future.

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

 Recent Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies” to our condensed consolidated financial statements included in this Quarterly Report for a description of recently issued accounting pronouncements, including those recently adopted.

Consolidated Results of Operations

The table and discussion set forth below relate to our condensed consolidated results of operations:

Comparison of the Three Months Ended June 30, 2019 to the Three Months Ended June 30, 2018

(in thousands)	Three Months Ended June 30,		% Change
	2019	2018
Revenues
Smokeless Products	$26,176	$24,410	7.2%
Smoking Products	25,363	29,328	-13.5%
NewGen Products	41,800	27,363	52.8%
Insurance	7,711	7,497	2.9%
Other	714	672	6.3%
Total revenues	$101,764	$89,270	14.0%

Operating Income
Smokeless Products	$9,731	$8,383	16.1%
Smoking Products	10,374	11,450	-9.4%
NewGen Products	7,451	1,962	279.8%
Insurance	(3,970)	551	-820.5%
Other	(8,744)	(8,247)	6.0%
Total operating income	14,842	14,099	5.3%

Interest expense	4,358	4,110	6.0%
Interest and investment income	(176)	(270)	-34.8%
Loss on extinguishment of debt	150	-	100%
Net periodic benefit (income) expense, excluding service cost	(11)	264	-104.2%
Income before income taxes	10,521	9,995	5.3%
Income tax expense	2,979	1,908	56.1%
Net income	7,542	8,087	-6.7%
Amounts attributable to noncontrolling interests	(6,580)	(4,559)	44.3%
Net income attributable to SDI	$962	$3,528	-72.7%

Total revenues. For the three months ended June 30, 2019, total revenues were $101.8 million, an increase of $12.5 million, or 14.0%, from $89.3 million for the three months ended June 30, 2018. The increase in revenues was primarily driven by volume growth in Turning Point’s NewGen Products segment, which includes the addition of IVG sales in 2019.

Total operating income. For the three months ended June 30, 2019, total operating income was $14.8 million, an increase of $0.7 million, or 5.3%, from $14.1 million for the three months ended June 30, 2018. This increase was primarily due to increases in Turning Point’s operating margin in the NewGen Products segment, primarily as a result of a $5.5 million gain related to the settlement of the VMR agreement during the second quarter of 2019. These increases were partially offset by approximately $4.6 million in higher operating expenses in our Insurance segment.

Interest expense. For the three months ended June 30, 2019, interest expense was $4.4 million compared to $4.1 million for the three months ended June 30, 2018. This increase of $0.3 million was primarily due to a higher average outstanding debt balances and higher interest rates during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

Interest and investment income. Interest and investment income relating to investment of the MSA escrow deposits as well as SDI’s cash and cash equivalents was $0.2 million for the three months ended June 30, 2019, compared to $0.3 million for the three months ended June 30, 2018.

Loss on extinguishment of debt. For the three months ended June 30, 2019, we had loss on extinguishment of debt of $0.2 million due to Turning Point’s payment on its 2018 Second Lien Credit Facility. For the three months ended June 30, 2018, there was no gain or loss on extinguishment of debt.

Net periodic benefit (income) expense, excluding service cost. For the three months ended June 30, 2019, net periodic benefit (income) expense, excluding service cost was approximately $11,000 of income compared to $0.3 million of expense for the three months ended June 30, 2018.

Income before income taxes. For the three months ended June 30, 2019, income before income taxes was $10.5 million compared to income before income taxes of $10.0 million for the three months ended June 30, 2018. This increase of $0.5 million was primarily due to the factors noted above.

Income tax expense. Our income tax expense was $3.0 million for the three months ended June 30, 2019 and attributable to Turning Point’s income. Income tax expense was $1.9 million for the three months ended June 30, 2018.

Net income. Due to the factors described above, net income for the three months ended June 30, 2019 and 2018 was $7.5 million and $8.1 million, respectively.

Amounts attributable to noncontrolling interests. Income attributable to noncontrolling interests of $6.6 million and $4.6 million for the three months ended June 30, 2019 and 2018, respectively, was related to the shareholders of Turning Point other than SDI and was based on the increase in Turning Point’s net income.

Net income attributable to SDI. For the three months ended June 30, 2019, net income attributable to SDI was $1.0 million compared to net income of $3.5 million for the three months ended June 30, 2018, a decrease of $2.6 million or 72.7%. This decrease was a result of the items discussed above.

Comparison of the Six Months Ended June 30, 2019 to the Six Months Ended June 30, 2018

(in thousands)	Six Months Ended June 30,		% Change
	2019	2018
Revenues
Smokeless Products	$48,720	$45,157	7.9%
Smoking Products	50,882	56,324	-9.7%
NewGen Products	85,365	53,562	59.4%
Insurance	15,414	15,215	1.3%
Other	1,395	1,078	29.4%
Total revenues	$201,776	$171,336	17.8%

Operating Income
Smokeless Products	$17,218	$15,188	13.4%
Smoking Products	20,320	20,994	-3.2%
NewGen Products	10,289	2,972	246.2%
Insurance	(8,373)	1,168	-816.9%
Other	(19,223)	(17,184)	11.9%
Total operating income	20,231	23,138	-12.6%

Interest expense	8,849	8,106	9.2%
Interest and investment income	(338)	(377)	-10.3%
Loss on extinguishment of debt	150	2,384	-93.7%
Net periodic benefit (income) expense, excluding service cost	(22)	221	-110.0%
Income before income taxes	11,592	12,804	-9.5%
Income tax expense	4,333	2,717	59.5%
Net income	7,259	10,087	-28.0%
Amounts attributable to noncontrolling interests	(9,840)	(6,038)	63.0%
Net (loss) income attributable to SDI	$(2,581)	$4,049	-163.7%

Total revenues. For the six months ended June 30, 2019, total revenues were $201.8 million, an increase of $30.4 million, or 17.8%, from $171.3 million for the six months ended June 30, 2018. The increase in revenues was primarily driven by volume growth in the NewGen segment, which includes an additional four months of Vapor Supply results and two additional quarters of IVG results in 2019, and sales from the newly launched Nu-X alternative products.

Total operating income. For the six months ended June 30, 2019, total operating income was $20.2 million, a decrease of $2.9 million, or 12.6%, from $23.1 million for the six months ended June 30, 2018. This decrease was primarily due to impairment losses recorded on our goodwill and other intangible assets in our Insurance segment of $2.8 million. This impairment loss was coupled with a combined $6.8 million of higher other operating expenses and incurred losses and loss adjustment expenses in our Insurance segment and lower operating income in Turning Point’s Smoking Products segment. These decreases were partially offset by an increase in the operating income of Turning Point’s New Gen Products segment, primarily as a result of the $5.5 million gain discussed above.

Interest expense. For the six months ended June 30, 2019, interest expense was $8.8 million compared to $8.1 million for the six months ended June 30, 2018. This increase of $0.7 million was primarily due to a higher average outstanding debt balances and higher interest rates during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

Interest and investment income. Interest and investment income relating to investment of the MSA escrow deposits as well as SDI’s cash and cash equivalents was approximately $0.3 million for the six months ended June 30, 2019, compared to $0.4 million for the six months ended June 30, 2018.

Loss on extinguishment of debt. For the six months ended June 30, 2019, loss on extinguishment of debt was $0.2 million as the result of Turning Point’s payment on its 2018 Second Lien Credit Facility. For the six months ended June 30, 2018, loss on extinguishment of debt was $2.4 million as a result of Turning Point refinancing its credit facility in the first quarter of 2018.

Net periodic benefit (income) expense, excluding service cost. For the six months ended June 30, 2019, net periodic benefit (income) expense, excluding service cost was approximately $22,000 of income compared to $0.2 million of expense for the six months ended June 30, 2018.

Income before income taxes. For the six months ended June 30, 2019, income before income taxes was $11.6 million compared to income before income taxes of $12.8 million for the six months ended June 30, 2018. This decrease of $1.2 million was primarily due to the factors noted above.

Income tax expense. Our income tax expense was $4.3 million for the six months ended June 30, 2019 and attributable to Turning Point’s income offset by an increase in income tax benefit on Maidstone due to a reversal of deferred tax liability, which provided an income tax benefit during the six months ended June 30, 2019. Income tax expense was $2.7 million for the six months ended June 30, 2018.

Net income. Due to the factors described above, net income for the six months ended June 30, 2019 and 2018 was $7.3 million and $10.1 million, respectively.

Amounts attributable to noncontrolling interests. Income attributable to noncontrolling interests of $9.8 million and $6.0 million for the six months ended June 30, 2019 and 2018, respectively, was related to the shareholders of Turning Point other than SDI and was based on the increase in Turning Point’s net income.

Net (loss) income attributable to SDI. For the six months ended June 30, 2019, net loss attributable to SDI was $(2.6) million compared to net income of $4.0 million for the six months ended June 30, 2018, a decrease of $6.6 million or 163.7%. This decrease was a result of the items discussed above.

Segment Results of Operations

Turning Point and Other segment

The table and discussion set forth below relate to the results of operations of the three Turning Point segments, as well as our Other reportable segment, which includes non-allocated amounts of Turning Point, SDI and Standard Outdoor:

Comparison of the Three Months Ended June 30, 2019 to the Three Months Ended June 30, 2018

(in thousands)	Three Months Ended June 30,		% Change
	2019	2018
Net sales
Smokeless products	$26,176	$24,410	7.2%
Smoking products	25,363	29,328	-13.5%
NewGen products	41,800	27,363	52.8%
Other	714	672	6.3%
Total net sales	94,053	81,773	15.0%
Cost of sales	52,803	45,950	14.9%
Gross profit
Smokeless products	14,063	12,533	12.2%
Smoking products	13,738	15,180	-9.5%
NewGen products	13,382	8,082	65.6%
Other	67	28	139.3%
Total gross profit	41,250	35,823	15.1%
Selling, general and administrative expenses	22,438	22,275	0.7%
Operating income	$18,812	$13,548	38.9%

Net sales. For the three months ended June 30, 2019, overall net sales increased to $94.1 million from $81.8 million for the three months ended June 30, 2018, an increase of $12.3 million or 15.0%. The increase in net sales was primarily driven by volume growth in NewGen, which includes the addition of IVG sales in 2019.

For the three months ended June 30, 2019, net sales in the Smokeless products segment increased to $26.2 million from $24.4 million for the three months ended June 30, 2018, an increase of $1.8 million or 7.2%. For the three months ended June 30, 2019, volume increased 3.1% and price/mix increased 4.1%. The increase in net sales was primarily driven by the continuing double-digit volume growth of Stoker’s® MST partially offset by declining sales in chewing tobacco, largely attributable to long-term segment erosion, and a continuing shift to lower price products.

For the three months ended June 30, 2019, net sales in the Smoking products segment decreased to $25.4 million from $29.3 million for the three months ended June 30, 2018, a decrease of $4.0 million or 13.5%. For the three months ended June 30, 2019, volume decreased 13.9% and price/mix increased 0.4%. The net sales decline is principally attributable to the continued delay of Canadian paper orders as a result of new packaging regulations in the country and declining sales in the low-margin cigars business.

For the three months ended June 30, 2019, net sales in the NewGen products segment increased to $41.8 million from $27.4 million for the three months ended June 30, 2018, an increase of $14.4 million or 52.8%. The increase in net sales was primarily driven by $4.3 million of Nu-X alternative products sales in the quarter and the addition of IVG net sales in 2019.

For the three months ended June 30, 2019 and 2018, net sales in the Other segment was $0.7 million, all of which relates to the Standard Outdoor business.

Gross profit. For the three months ended June 30, 2019, gross profit increased to $41.3 million from $35.8 million for the three months ended June 30, 2018, an increase of $5.5 million or 15.1%. Gross profit as a percentage of revenue increased to 43.9% for the three months ended June 30, 2019, from 43.8% for the three months ended June 30, 2018.

For the three months ended June 30, 2019, gross profit in the Smokeless products segment increased to $14.1 million from $12.5 million for the three months ended June 30, 2018, an increase of $1.6 million or 12.2%. Gross profit as a percentage of net sales increased to 53.7% of net sales for the three months ended June 30, 2019, from 51.3% of net sales for the three months ended June 30, 2018, primarily as a result of increased MST volume.

For the three months ended June 30, 2019, gross profit in the Smoking products segment decreased to $13.7 million from $15.2 million for the three months ended June 30, 2018, a decrease of $1.5 million or 9.5%. Gross profit as a percentage of net sales increased to 54.2% of net sales for the three months ended June 30, 2019, from 51.8% of net sales for the three months ended June 30, 2018, as a result of the delay of Canadian paper sales and a continued decline in the low margin cigar business. For the three months ended June 30, 2019 cigar sales were $0.9 million compared to $1.3 million for the three months ended June 30, 2018.

For the three months ended June 30, 2019, gross profit in the NewGen products segment increased to $13.4 million from $8.1 million for the three months ended June 30, 2018, an increase of $5.3 million or 65.6%. Gross profit as a percentage of net sales increased to 32.0% of net sales for the three months ended June 30, 2019, from 29.5% of net sales for the three months ended June 30, 2018, primarily as a result of the addition of proprietary Nu-X CBD and IVG, a business-to-consumer operation which generally has higher margins. For the three months ended June 30, 2019, gross profit included $2.0 million of tariff expenses.

For the three months ended June 30, 2019 and 2018, gross profit for the Other segment was $0.1 million and approximately $28,000, respectively, all of which relates to the Standard Outdoor business.

Selling, general and administrative expenses. For the three months ended June 30, 2019, selling, general and administrative expenses increased to $22.4 million from $22.3 million for the three months ended June 30, 2018, an increase of $0.1 million or 0.7%. Selling, general and administrative expenses included $5.0 million of expense relating to the inclusion of three months of IVG activity, $0.2 million for one month of Vapor Supply activity, $0.1 million of severance related expenses for organizational changes and $1.3 million of new product launch costs for Nu-X products. The increased expenses are offset by a net $5.5 million gain related to the settlement of the VMR Distribution and Supply agreement (VMR Agreement) during the second quarter 2019. Refer to Note 21, “Legal Settlement” to the condensed consolidated financial statements for additional information on the settlement. In addition, there was $0.8 million less transactional costs (including an earnout for IVG management) for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

Comparison of the Six Months Ended June 30, 2019 to the Six Months Ended June 30, 2018

(in thousands)	Six Months Ended June 30,		% Change
	2019	2018
Net sales
Smokeless products	$48,720	$45,157	7.9%
Smoking products	50,882	56,324	-9.7%
NewGen products	85,365	53,562	59.4%
Other	1,395	1,078	29.4%
Total net sales	186,362	156,121	19.4%
Cost of sales	104,580	88,406	18.3%
Gross profit
Smokeless products	26,136	23,526	11.1%
Smoking products	27,222	28,344	-4.0%
NewGen products	28,289	15,734	79.8%
Other	135	111	21.6%
Total gross profit	81,782	67,715	20.8%
Selling, general and administrative expenses	50,057	45,745	9.4%
Operating income	$31,725	$21,970	44.4%

Net sales. For the six months ended June 30, 2019, overall net sales increased to $186.4 million from $156.1 million for the six months ended June 30, 2018, an increase of $30.3 million or 19.4%. The increase in net sales was primarily driven by volume growth in the NewGen segment, which includes an additional four months of Vapor Supply results, two additional quarters of IVG results in 2019 and sales from the newly launched Nu-X alternative products.

For the six months ended June 30, 2019, net sales in the Smokeless products segment increased to $48.7 million from $45.2 million for the six months ended June 30, 2018, an increase of $3.5 million or 7.9% primarily due to the continuing volume growth of Stoker’s® MST.

For the six months ended June 30, 2019, net sales in the Smoking products segment decreased to $50.9 million from $56.3 million for the six months ended June 30, 2018, a decrease of $5.4 million or 9.7%. The net sales decline is attributable to the continued delay of Canadian paper orders as a result of new packaging regulations in the country and declining sales in the low-margins cigars business.

For the six months ended June 30, 2019, net sales in the NewGen products segment increased to $85.4 million from $53.6 million for the six months ended June 30, 2018, an increase of $31.8 million or 59.4%. The increase in net sales was primarily driven by $5.1 million of Nu-X alternative products sales year to date and the addition of IVG net sales in 2019.

For the six months ended June 30, 2019, net sales in the Other segment was $1.4 million, compared to $1.1 million for the six months ended June 30, 2018. The increase in net sales of $0.3 million in Other relate to Standard Outdoor’s out-of-home advertising business, driven by a full two quarters of results on two asset acquisitions, which were acquired during the six months ended June 30, 2018.

Gross profit. For the six months ended June 30, 2019, gross profit increased to $81.8 million from $67.7 million for the six months ended June 30, 2018, an increase of $14.1 million or 20.8%. Gross profit as a percentage of revenue increased to 43.9% for the six months ended June 30, 2019, from 43.4% for the six months ended June 30, 2018, primarily due to higher margins in the Smokeless segment from increased MST volume and higher margins in the NewGen segment resulting from the addition of proprietary Nu-X, CBD and IVG, a business-to-consumer operation which generally has higher margins.

For the six months ended June 30, 2019, gross profit in the Smokeless products segment increased to $26.1 million from $23.5 million for the six months ended June 30, 2018, an increase of $2.6 million or 11.1%. Gross profit as a percentage of net sales increased to 53.6% of net sales for the six months ended June 30, 2019, from 52.1% of net sales for the six months ended June 30, 2018. The increase in gross profit as a percentage of revenue is primarily due to efficiencies realized in the growing Stoker’s® MST line.

For the six months ended June 30, 2019, gross profit in the Smoking products segment decreased to $27.2 million from $28.3 million for the six months ended June 30, 2018, a decrease of $1.1 million or 4.0%.  Gross profit as a percentage of net sales increased to 53.5% of net sales for the six months ended June 30, 2019, from 50.3% of net sales for the six months ended June 30, 2018, as a result of the Canadian papers disruption and a continued decline in the low margin cigar business.

For the six months ended June 30, 2019, gross profit in the NewGen products segment increased to $28.3 million from $15.7 million for the six months ended June 30, 2018, an increase of $12.6 million or 79.8%. Gross profit as a percentage of net sales increased to 33.1% of net sales for the six months ended June 30, 2019, from 29.4% of net sales for the six months ended June 30, 2018, primarily as a result of the addition of proprietary Nu-X, CBD and IVG, a business-to-consumer operation which generally has higher margins. For the six months ended June 30, 2019, gross profit included $4.0 million of tariff expenses.

For the six months ended June 30, 2019 and 2018, gross profit for the Other segment was $0.1 million, all of which relates to the Standard Outdoor business.

Selling, general and administrative expenses. For the six months ended June 30, 2019, selling, general and administrative expenses increased to $50.1 million from $45.7 million for the six months ended June 30, 2018, an increase of $4.4 million or 9.4%. The increase was related to $0.9 million of an additional four months of Vapor Supply, $10.2 million of two quarters of IVG expenses, $1.2 million additional stock option expense, $1.7 million additional new product launch costs for Nu-X products. The increased expenses are partially offset by a net $5.5 million gain related to the settlement of the VMR Distribution and Supply agreement (VMR Agreement) during the second quarter 2019, as well as $0.5 million less of transactional costs. Refer to Note 21, “Legal Settlement” to the condensed consolidated financial statements for additional information on the settlement.

Insurance Segment

The table and discussion set forth below relate to the results of operations of our Insurance segment:

Comparison of the Three Months Ended June 30, 2019 to the Three Months Ended June 30, 2018

(in thousands)	For the Three Months Ended		% Change
	June 30, 2019	June 30, 2018
Insurance premiums earned	$7,158	$7,134	0.3%
Net investment income	222	176	26.1%
Other income	331	187	77.0%
Total revenues	7,711	7,497	2.9%

Incurred losses and loss adjustment expenses	9,152	5,405	69.3%
Other operating expenses	2,529	1,541	64.1%
Total operating costs and expenses	11,681	6,946	68.2%
(Loss) income before income taxes	(3,970)	551	-820.5%
Net (loss) income	$(3,970)	$551	-820.5%

Insurance premiums earned. For the three months ended June 30, 2019, insurance premiums earned increased by approximately $24,000, or 0.3%, to $7.2 million, as compared to $7.1 million for the three months ended June 30, 2018.  We are no longer writing new policies in the Insurance segment.

Net investment income. For the three months ended June 30, 2019 net investment income increased by approximately $46,000 to $0.2 million, as compared to $0.2 million for the three months ended June 30, 2018.

Other income. We recognized $0.3 million of other income for the three months ended June 30, 2019, compared to $0.2 million for the three months ended June 30, 2018. Other income includes service and takeout fees, installment and late fees collected by Maidstone, and broker fees collected from non-affiliated insurance companies when acting as an agent. Service and takeout fees are in the form of credits for writing business from the state assigned pool. These credits can be used to reduce the amount of business written in the future or sold to third-party insurance companies for them to reduce their exposure to the assigned risk pool.

Incurred losses and loss adjustment expenses. For the three months ended June 30, 2019, incurred losses and loss adjustment expenses were $9.2 million, an increase of $3.8 million compared to $5.4 million for the three months ended June 30, 2018. These amounts are based on individual case estimates for reported claims and a factor for incurred but not reported (“IBNR”) claims.

Other operating expenses. We incurred other expenses of $2.5 million for the three months ended June 30, 2019 compared to $1.5 million for the three months ended June 30, 2018, an increase of $1.0 million. The increase was due to an increase in other operating expenses of $0.6 million and an increase in policy acquisition costs of $0.4 million. Other operating expenses consists of acquisition and underwriting expenses, salaries and benefits, depreciation, amortization and other general and administrative expenses.

Net (loss) income. Due to the increases in incurred losses and loss adjustment expenses and other operating expenses, which were not significantly offset by revenues, net loss for the three months ended June 30, 2019 was $(4.0) million, compared to $0.6 million of net income for the three months ended June 30, 2018, for the insurance business.

Comparison of the Six Months Ended June 30, 2019 to the Period January 2, 2018 to June 30, 2018

(in thousands)	For the Six Months Ended June 30, 2019	For the Period from January 2, 2018 to June 30, 2018	% Change
Insurance premiums earned	$14,307	$14,451	-1.0%
Net investment income	557	370	50.5%
Other income	550	394	39.6%
Total revenues	15,414	15,215	1.3%

Incurred losses and loss adjustment expenses	15,716	11,217	40.1%
Impairment loss on goodwill and other intangible assets	2,826	-	100%
Other operating expenses	5,245	2,830	85.3%
Total operating costs and expenses	23,787	14,047	69.3%
(Loss) income before income taxes	(8,373)	1,168	-816.9%
Income tax benefit	(420)	-	100%
Net (loss) income	$(7,953)	$1,168	-780.9%

Insurance premiums earned. For the six months ended June 30, 2019 insurance premiums earned decreased by $0.2 million, or 1.0%, to $14.3 million, as compared to $14.5 million for the period from January 2, 2018 to June 30, 2018.

Net investment income. For the six months ended June 30, 2019 net investment income increased by $0.2 million to $0.6 million, as compared to $0.4 million for the period from January 2, 2018 to June 30, 2018.

Other income. We recognized $0.6 million of other income for the six months ended June 30, 2019, an increase of $0.2 million compared to $0.4 million for the period from January 2, 2018 to June 30, 2018. Other income includes service and takeout fees, installment and late fees collected by Maidstone, and broker fees collected from non-affiliated insurance companies when acting as an agent. Service and takeout fees are in the form of credits for writing business from the state assigned pool. These credits can be used to reduce the amount of business written in the future or sold to third-party insurance companies for them to reduce their exposure to the assigned risk pool.

Incurred losses and loss adjustment expenses. For the six months ended June 30, 2019, incurred losses and loss adjustment expenses were $15.7 million, an increase of $4.5 million compared to $11.2 million for the period from January 2, 2018 to June 30, 2018. These amounts are based on individual case estimates for reported claims and a factor for incurred but not reported (“IBNR”) claims.

Impairment loss on goodwill and other intangible assets. For the six months ended June 30, 2019, we recorded an impairment loss of $2.8 million on our Insurance segment, goodwill and other intangible assets. There was no impairment loss recorded for the period from January 2, 2018 to June 30, 2018.

Other operating expenses. We incurred other expenses of $5.2 million for the six months ended June 30, 2019 compared to $2.8 million for the period from January 2, 2018 to June 30, 2018, an increase of $2.4 million. The increase was due to an increase in operating expense of $2.2 million and an increase in policy acquisition costs of $0.2 million. Other operating expenses consists of acquisition and underwriting expenses, salaries and benefits, depreciation, amortization and other general and administrative expenses.

Income tax benefit. We recognized $0.4 million of income tax benefit during the six months ended June 30, 2019 due to the reversal of deferred tax liabilities recorded as a part of the acquisition of Maidstone. No income tax benefit was recorded during the period from January 2, 2018 to June 30, 2018.

Net (loss) income. Due to the impairment loss, coupled with the increases in incurred losses and loss adjustment expenses and other operating expenses, which were not significantly offset by revenues, net loss for the six months ended June 30, 2019 was $(8.0) million, compared to net income of $1.2 million for the period from January 2, 2018 to June 30, 2018, for the insurance business.

Liquidity and Capital Resources

Cash and cash equivalents totaled $16.4 million at June 30, 2019. Of this balance, $8.3 million is in our Insurance segment and is subject to the uncertainties noted above in “Recent Developments.”

The following table summarizes our condensed consolidated statements of cash flows for the six months ended June 30, 2019 and 2018:

(In thousands)	Six months ended June 30,
	2019	2018
Net cash flow provided by (used in):
Operating activities	$13,570	$(1,236)
Investing activities	6,176	(14,266)
Financing activities	(22,913)	17,323
Net (decrease) increase in cash	$(3,167)	$1,821

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

Net cash provided by operating activities was $13.6 million, compared to net cash used in operating activities of $(1.2) million for the six months ended June 30, 2019 and 2018, respectively, an increase of $14.8 million. The increase in net cash provided by operating activities was primarily the result of an increase in net cash provided by operations of Turning Point, as Turning Point provided $21.7 million of operating activities cash flow for the six months ended June 30, 2019, compared to $6.0 million for the six months ended June 30, 2018, an increase of $15.7 million, primarily due to changes in working capital accounts.

Investing activities. Net cash provided by investing activities was $6.2 million for the six months ended June 30, 2019, compared to net cash used in investing activities of $14.3 million for the six months ended June 30, 2018. The increase in cash provided by investing activities was primarily a result of proceeds from the sale and maturity of fixed maturity securities, available-for-sale during the six months ended June 30, 2019 of $9.4 million, as well as a decrease in cash used in investing activities of $6.5 million relating to the issuance of a note receivable for the six months ended June 30, 2018, which did not occur in 2019.

Financing activities. Net cash used in financing activities was $22.9 million for the six months ended June 30, 2019, compared to net cash provided by financing activities of $17.3 million for the six months ended June 30, 2018. The decrease in cash was primarily attributable to Turning Point’s payments on its 2018 Revolving Credit Facility during the six months ended June 30, 2019 as well as proceeds from financing in 2018, which did not occur in 2019.

Long-Term Debt

As of June 30, 2019, the Company was in compliance with the financial and restrictive covenants in its existing debt instruments. The following table provides outstanding balances under our debt instruments as of:

(in thousands)	June 30, 2019	December 31, 2018
2018 First Lien Term Loan	$150,000	$154,000
2018 Second Lien Term Loan	35,511	40,000
SDI Crystal Term Loan	15,000	15,000
Standard Outdoor Promissory Notes	8,785	9,950
Note payable - IVG	4,000	4,000
Total Notes Payable and Long-Term Debt	213,296	222,950
Less deferred finance charges and debt discount	(4,273)	(4,903)
Less current maturities	(14,696)	(9,431)
	$194,327	$208,616

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

2018 First Lien Credit Facility

The 2018 First Lien Term Loan and the 2018 Revolving Credit Facility bear interest at LIBOR plus a spread of 2.75% to 3.50% based on Turning Point’s senior leverage ratio. The 2018 First Lien Term Loan has quarterly required payments of $2.0 million beginning June 30, 2018, increasing to $3.0 million on June 30, 2020, and increasing to $4.0 million on June 30, 2022. The 2018 First Lien Credit Facility has a maturity date of March 7, 2023. The 2018 First Lien Term Loan is secured by a first priority lien on substantially all of the assets of the borrowers and the guarantors thereunder, including a pledge of Turning Point’s capital stock, other than certain excluded assets (the “Collateral”). The 2018 First Lien Credit Facility contains certain financial covenants including maximum senior leverage ratio of 3.50x with step-downs to 3.00x, a maximum total leverage ratio of 4.50x with step-downs to 4.00x, and a minimum fixed charge coverage ratio of 1.20x. Based on an excess cash covenant for the facility, a principal payment of $4.5 million was due in the second quarter 2019. All parties agreed to waive the payment, resulting in consent fees of $0.1 million. The weighted average interest rate of the 2018 First Lien Term Loan was 5.40% as of June 30, 2019. The weighted average interest rate of the 2018 Revolving Credit Facility was 5.54% as of June 30, 2019. As of June 30, 2019, Turning Point had $15.0 million of borrowings outstanding under the 2018 Revolving Credit Facility. The $35.0 million unused portion of the 2018 Revolving Credit Facility is reduced by letters of credit from Fifth Third Bank totaling $1.8 million, resulting in $33.2 million of availability under the 2018 Revolving Credit Facility at June 30, 2019. See Note 26, “Subsequent Events,” to the condensed consolidated financial statements for further details on the amendments for the facility.

2018 Second Lien Credit Facility

The 2018 Second Lien Credit Facility bears interest at a rate of LIBOR plus 7.00% and has a maturity date of March 7, 2024. The 2018 Second Lien Term Loan is secured by a second priority interest in the Collateral and is guaranteed by the same entities as the 2018 First Lien Term Loan. The 2018 Second Lien Credit Facility contains certain financial covenants including a maximum senior leverage ratio of 3.75x with step-downs to 3.50x, a maximum total leverage ratio of 4.75x with step-downs to 4.50x, and a minimum fixed charge coverage ratio of 1.10x. Based on an excess cash covenant for the facility, a $4.5 million principal payment was made in the second quarter 2019, resulting in $0.2 million loss on extinguishment of debt. The weighted average interest rate on the remaining $35.5 million balance of the 2018 Second Lien Term Loan was 9.40% at June 30, 2019.

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

On February 20, 2018, as partial consideration for an asset purchase of 86 billboard structures located in Georgia and Florida, as well as the ground leases and advertising contracts relating to such billboard structures, we issued a promissory note with a face value of $3.5 million. The promissory note was recorded net of a discount of $0.3 million, representing the difference between the face value and fair value at issuance. This discount will be amortized into interest expense using the effective interest rate method over the term of the promissory note. Principal payments began on March 1, 2019, with the remaining principal paid down monthly through March 1, 2022. The promissory note has a 5% fixed coupon interest rate and interest is payable monthly after March 1, 2019.

Off-balance Sheet Arrangements

During the second quarter of 2019 we did not execute any forward contracts. During 2018, Turning Point executed various forward contracts, none of which met hedge accounting requirements, for the purchase of €14.5 million with maturity dates ranging from March 2018 to January 2019. As of June 30, 2019, and December 31, 2018, we had forward contracts for the purchase of €0.0 million and €1.5 million, respectively.

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

Foreign Currency Sensitivity

Although we engaged in hedging inventory purchases during the three and six months ended June 30, 2019, there have been no material changes in our exposure to exchange rate fluctuation risk, as reported within our 2018 Annual Report on Form 10-K, during the period. Please refer to our “Quantitative and Qualitative Disclosures about Market Risk” included in our 2018 Annual Report on Form 10-K filed with the SEC on March 11, 2019.

Credit Risk

There have been no material changes in our exposure to market risk during the three months ended June 30, 2019. Please refer to our “Quantitative and Qualitative Disclosures about Market Risk” included in our 2018 Annual Report on Form 10-K, filed with the SEC on March 11, 2019.

Interest Rate Sensitivity

Turning Point’s March 2018 refinancing resulted in all of its long-term debt instruments having variable interest rates that fluctuate with market rates. To reduce the volatility of future cash flows, Turning Point entered into interest rate swap agreements with lenders under the 2018 Credit Facility in March 2018. As of June 30, 2019, $70 million of Turning Point’s outstanding long-term debt carrying variable rates is covered by the interest rate swap agreements and, thus, effectively bears interest at a fixed rate. Turning Point believes the effect, if any, of reasonably possible near-term changes in interest rates on its consolidated financial position, results of operations, or cash flows would not be significant. A 1% increase in the interest rate would change pre-tax income by approximately $1.3 million per year. Refer to Note 4, “Derivative Instruments” of the notes to condensed consolidated financial statements for additional information regarding the interest rate swaps.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Act”)) as of June 30, 2019. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is: (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

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

Other major tobacco companies are defendants in product liability claims. In a number of these cases, the amounts of punitive and compensatory damages sought are significant and could have a material adverse effect on our business and results of operations. Turning Point is a defendant in certain cases which have been dormant for many years, which cases have now been dismissed with prejudice. Turning Point is subject to several lawsuits alleging personal injuries resulting from malfunctioning vaporizer devices and may be subject to claims in the future relating to our other NewGen products. Turning Point is still evaluating these claims and the potential defenses to them.  For example, Turning Point did not design or manufacture the products at issue; rather, Turning Point was merely the distributor.  Nonetheless, there can be no assurance that Turning Point will prevail in these cases, and they could have a material adverse effect on Turning Point’s business and results of operations.  Because of their relative novelty, electronic cigarette and vaporizer product manufacturers and sellers have only recently become subject to litigation.

Turning Point engaged in discussions and mediation with VMR Products LLC (“VMR”), which was acquired in 2018. Pursuant to a Distribution and Supply agreement (“VMR Agreement”), VMR was providing Turning Point with V2 e-cigarettes for the exclusive distribution in bricks-and-mortar stores in the United States. Under the terms of the VMR Agreement, in the event of termination following a change in control, the acquirer was required to make a payment to Turning Point under a formula designed to provide Turning Point with a fair share of the value created by Turning Point’s performance under the VMR Agreement. The discussions have been completed and Turning Point received $6.7 million in the second quarter 2019 to settle the issue.  Net of legal costs and reserves for anticipated future returns associated with the discontinuance, Turning Point recorded a $5.5 million gain in the second quarter, which is recorded as a reduction to selling, general, and administrative expenses.

See “Risk Factors—We may become subject to significant product liability litigation” within our 2018 Annual Report on Form 10-K for additional details.

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

Some of Turning Points NewGen products marketed through its Nu-X subsidiary and similar third-party products sold through its NewGen distribution vehicles may be subject to uncertain federal, state and local regulations concerning hemp, CBD and other non-tobacco consumable products. Enforcement initiatives by those authorities are therefore unpredictable and impossible to anticipate. Turning Point anticipates that all levels of government are likely to seek in some way to regulate these products, but the type, timing, and impact of such regulations remains uncertain. Accordingly, Turning Point cannot give any assurance that such actions would not have a material adverse effect on this emerging business.

Turning Point is currently and plans in the future to commercialize in the United States a variety of products containing hemp-derived CBD. While the Agriculture Improvement Act of 2018, or the Farm Bill, exempted hemp and hemp-derived products from the Controlled Substances Act, or the CSA, any such product commercialization may become subject to various laws, including the Farm Bill, the Food, Drug and Cosmetic Act, or the FD&CA, the Dietary Supplement Health and Education Act, or DSHEA, applicable state and/or local laws, and FDA regulations. Turning Point intends to offer hemp-derived CBD products in full compliance with laws and regulations. Nevertheless, violations of any such law or regulation could result in warning letters, significant fines, penalties, administrative sanctions, injunctions, convictions or settlements arising from civil proceedings initiated.

The Company’s insurance subsidiary, Maidstone, is subject to insurance laws and regulations in the jurisdictions in which it operates. These regulations include certain restrictions on the amount of dividends or other distributions available to unitholders.

Under the insurance laws of New York State, Maidstone faces certain restrictions on the amount of dividends that it may declare or pay. As of June 30, 2019, the maximum amount of dividends that may be paid by Maidstone without regulatory approval of the NYSDFS is $-0-.

Maidstone is subject to certain risk-based capital (“RBC”) requirements as specified by the National Association of Insurance Commissioners (“NAIC”). Under such requirements, the amount of capital and surplus maintained by a property and casualty insurance company is to be determined on various risk factors including risk-based capital ratios. As of June 30, 2019, the Company reported a negative statutory capital and surplus and an RBC ratio below 100%. With an RBC ratio below 100%, the Company reported an authorized control level event to the NYSDFS. An authorized control level event may result in Maidstone being placed under rehabilitation or liquidation, which could potentially impact the Company’s ability to recover its investment in Maidstone in the future. Similar regulations will apply in states in which Maidstone may operate. See Note 25, “Statutory Information” to the notes to consolidated financial statements for further information.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Repurchases

During the three months ended June 30, 2019, we repurchased no shares of our Class A common stock.

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

Dated: August 7, 2019

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

101
XBRL (eXtensible Business Reporting language). The following materials from SDI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on August 7, 2019, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of income (loss), (iii) consolidated statements of comprehensive income (loss), (iv) consolidated statements of cash flows, and (v) the notes to consolidated financial statements.*

*	Filed or furnished herewith.
**	Furnished herewith.