Form 10-Q
period 2019-09-30
STANDARD DIVERSIFIED INC.
filed 2019-11-06
CIK 911649

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _________ to _________

Commission File Number 001-36696

STANDARD DIVERSIFIED INC.
 (Exact name of registrant as specified in its charter)

Delaware	56-1581761
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

767 5th Avenue, 12th Floor
New York, NY	10153
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (516) 248-1100

Former name, former address and former fiscal year, if changed since last report:
155 Mineola Boulevard
 Mineola, NY 11501

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

At November 1, 2019, there were 8,960,576 shares outstanding of the registrant’s Class A common stock, par value $0.01 per share, and 7,732,806 shares outstanding of the registrant’s Class B common stock, par value $0.01 per share.

STANDARD DIVERSIFIED INC. AND SUBSIDIARIES

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Standard Diversified Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in thousands except share and per share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Cash and cash equivalents	$97,347	$21,201
Fixed maturities available for sale, at fair value; amortized cost of $26,241 in 2019 and $32,474 in 2018	26,566	32,132
Equity securities, at fair value; cost: $1,099 in 2019 and $794 in 2018	1,115	693
Trade accounts receivable, net of allowances of $63 in 2019 and $42 in 2018	7,276	2,901
Premiums receivable	3,566	5,858
Inventories	98,719	91,237
Other current assets	16,401	15,045
Property, plant and equipment, net	29,759	27,741
Deferred income taxes	2,242	-
Right of use assets	13,755	-
Deferred financing costs, net	960	870
Intangible assets, net	33,180	38,325
Deferred policy acquisition costs	1,468	2,279
Goodwill	154,479	146,696
Master Settlement Agreement (MSA) escrow deposits	32,074	30,550
Other assets	6,891	6,415
Total assets	$525,798	$421,943

LIABILITIES AND EQUITY
Reserves for losses and loss adjustment expenses	$26,432	$27,330
Unearned premiums	8,370	12,707
Advance premiums collected	326	500
Accounts payable	9,498	9,225
Accrued liabilities	21,571	23,883
Current portion of long-term debt	15,958	9,431
Revolving credit facility	-	26,000
Notes payable and long-term debt	330,150	208,616
Lease liabilities	12,280	-
Deferred income taxes	-	2,711
Postretirement benefits	3,096	3,096
Asset retirement obligations	2,100	2,028
Other long-term liabilities	3,554	1,687
Total liabilities	433,335	327,214

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value; authorized shares 50,000,000; -0- issued and outstanding shares	-	-
Class A common stock, $0.01 par value; authorized shares, 300,000,000; 9,036,095 issued and 9,029,479 outstanding at September 30, 2019 and 9,156,293 issued and 9,052,801 outstanding at December 31, 2018	90	92
Class B common stock, $0.01 par value; authorized shares, 30,000,000; 7,722,564 and 7,801,995 issued and outstanding at September 30, 2019 and December 31, 2018, respectively; convertible into Class A shares on a one-for-one basis	77	78
Additional paid-in capital	72,955	81,260
Class A treasury stock, 6,616 and 103,492 common shares at cost as of September 30, 2019 and December 31, 2018, respectively	(70)	(1,440)
Accumulated other comprehensive loss	(1,243)	(1,683)
Accumulated deficit	(26,960)	(24,613)
Total stockholders' equity	44,849	53,694
Noncontrolling interests	47,614	41,035
Total equity	92,463	94,729
Total liabilities and equity	$525,798	$421,943

The accompanying notes are an integral part of the condensed consolidated financial statements.

Standard Diversified Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Loss)
(dollars in thousands except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Net sales	$97,520	$84,035	$283,882	$240,156
Insurance premiums earned	6,055	7,088	20,362	21,539
Net investment income	210	309	767	679
Other income	279	163	829	557
Total revenues	104,064	91,595	305,840	262,931

Operating costs and expenses:
Cost of sales	54,636	47,742	159,217	136,147
Selling, general and administrative expenses	31,024	24,492	84,201	70,237
Incurred losses and loss adjustment expenses	4,790	5,790	20,506	17,007
Impairment loss on goodwill and other intangible assets	-	-	2,826	-
Other operating expenses	2,003	2,682	7,248	5,512
Total operating costs and expenses	92,453	80,706	273,998	228,903
Operating income	11,611	10,889	31,842	34,028

Interest expense, net	4,680	4,450	13,529	12,556
Interest and investment income	(777)	(243)	(1,115)	(620)
Loss on extinguishment of debt	2,117	-	2,267	2,384
Net periodic benefit (income) expense, excluding service cost	(12)	(45)	(34)	176
Income before income taxes	5,603	6,727	17,195	19,532
Income tax expense	2,236	1,436	6,569	4,153
Net income	3,367	5,291	10,626	15,379
Net income attributable to noncontrolling interests	(3,133)	(3,924)	(12,973)	(9,962)
Net income (loss) attributable to Standard Diversified Inc.	$234	$1,367	$(2,347)	$5,417

Net income (loss) attributable to SDI per Class A and Class B Common Share – Basic	$0.01	$0.08	$(0.14)	$0.33
Net income (loss) attributable to SDI per Class A and Class B Common Share – Diluted	$0.01	$0.08	$(0.14)	$0.31
Weighted Average Class A and Class B Common Shares Outstanding – Basic	16,830,132	16,677,412	16,816,158	16,618,823
Weighted Average Class A and Class B Common Shares Outstanding – Diluted	16,877,690	16,741,660	16,816,158	16,661,809

The accompanying notes are an integral part of the condensed consolidated financial statements.

Standard Diversified Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net income	$3,367	$5,291	$10,626	$15,379

Other comprehensive income (loss):
Amortization of unrealized pension and postretirement (loss) gain, net of tax of $1 and $3 for the three months ended Setpember 30, 2019 and 2018, respectively, and $4 and $85 for the nine months ended September 30, 2019 and 2018, respectively	(4)	10	(11)	314
Unrealized gain (loss) on investments, net of tax of $83 and $69 for the three months ended September 30, 2019 and 2018, respectively, and $528 and $173 for the nine months ended September 30, 2019 and 2018, respectively	246	(385)	1,841	(1,322)
Unrealized loss on interest rate swaps, net of tax of $70 and $70 for the three months ended September 30, 2019 and 2018, respectively, and $563 and $92 for the nine months ended September 30, 2019 and 2018, respectively	(208)	(233)	(1,616)	(308)
Other comprehensive income (loss)	34	(608)	214	(1,316)
Comprehensive income	3,401	4,683	10,840	14,063
Amounts attributable to noncontrolling interests	(3,158)	(3,924)	(12,747)	(9,962)
Comprehensive income (loss) attributable to Standard Diversified Inc.	$243	$759	$(1,907)	$4,101

The accompanying notes are an integral part of the condensed consolidated financial statements

Standard Diversified Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(dollars in thousands, except share data)
(unaudited)

	Three Months Ended September 30, 2019
	Class A Common Shares		Class B Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total

	Shares	Amount	Shares	Amount	Shares	Amount
Balance June 30, 2019	9,086,776	$91	7,750,528	$78	-	$-	$79,958	$(1,252)	$(27,194)	$50,931	$102,612
Vesting of SDI restricted stock	6,291	-	-	-	-	-	-	-	-	-	-
Conversion of Class B common stock into Class A common stock	27,964	-	(27,964)	(1)	-	-	-	-	-	-	(1)
Unrecognized pension and postretirement cost adjustment, net of tax of $1	-	-	-	-	-	-	-	(2)	-	(2)	(4)
Unrealized gain on investments, net of tax of $83	-	-	-	-	-	-	-	115	-	131	246
Unrealized loss on interest rate swaps, net of tax of $70	-	-	-	-	-	-	-	(104)	-	(104)	(208)
SDI stock-based compensation	-	-	-	-	-	-	179	-	-	-	179
Impact of Turning Point equity transactions on APIC and NCI	-	-	-	-	-	-	(6,068)	-	-	(6,021)	(12,089)
Turning Point dividend payable to noncontrolling interests	-	-	-	-	-	-	-	-	-	(454)	(454)
Share repurchases	-	-	-	-	(91,552)	(1,184)	-	-	-	-	(1,184)
Retirement of treasury stock	(84,936)	(1)	-	-	84,936	1,114	(1,114)	-	-	-	(1)
Net income	-	-	-	-	-	-	-	-	234	3,133	3,367
Balance September 30, 2019	9,036,095	$90	7,722,564	$77	(6,616)	$(70)	$72,955	$(1,243)	$(26,960)	$47,614	$92,463

	Nine Months Ended September 30, 2019
	Class A Common Shares		Class B Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total

	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2018	9,156,293	$92	7,801,995	$78	(103,492)	$(1,440)	$81,260	$(1,683)	$(24,613)	$41,035	$94,729
Vesting of SDI restricted stock	28,899	-	-	-	-	-	(335)	-	-	-	(335)
Conversion of Class B common stock into Class A common stock	79,431	-	(79,431)	(1)	-	-	-	-	-	-	(1)
Unrecognized pension and postretirement cost adjustment, net of tax of $4	-	-	-	-	-	-	-	(6)	-	(5)	(11)
Unrealized gain on investments, net of tax of $528	-	-	-	-	-	-	-	1,256	-	585	1,841
Unrealized loss on interest rate swaps, net of tax of $563	-	-	-	-	-	-	-	(810)	-	(806)	(1,616)
SDI stock-based compensation	-	-	-	-	-	-	530	-	-	-	530
Impact of Turning Point equity transactions on APIC and NCI	-	-	-	-	-	-	(5,371)	-	-	(4,816)	(10,187)
Turning Point dividend payable to noncontrolling interests	-	-	-	-	-	-	-	-	-	(1,352)	(1,352)
Share repurchases	-	-	-	-	(131,652)	(1,760)	-	-	-	-	(1,760)
Retirement of treasury stock	(228,528)	(2)	-	-	228,528	3,130	(3,129)	-	-	-	(1)
Net (loss) income	-	-	-	-	-	-	-	-	(2,347)	12,973	10,626
Balance September 30, 2019	9,036,095	$90	7,722,564	$77	(6,616)	$(70)	$72,955	$(1,243)	$(26,960)	$47,614	$92,463

The accompanying notes are an integral part of the condensed consolidated financial statements

Standard Diversified Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (continued)
(dollars in thousands, except share data)
(unaudited)

	Three Months Ended September 30, 2018
	Class A Common Shares		Class B Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total

	Shares	Amount	Shares	Amount	Shares	Amount
Balance June 30, 2018	8,711,972	$87	7,923,290	$79	-	$-	$73,794	$(2,119)	$(22,944)	$31,922	$80,819
Conversion of Class B common stock into Class A common stock	104,645	1	(104,645)	(1)	-	-	-	-	-	-	-
Issuance of Class A common stock under ATM, net of issuance costs	209,370	2	-	-	-	-	3,166	-	-	-	3,168
SDI restricted stock vesting	5,654	-	-	-	-	-	-	-	-	-	-
Unrecognized pension and postretirement cost adjustment, net of tax of $3	-	-	-	-	-	-	-	5	-	5	10
Unrealized loss on investments, net of tax of $69	-	-	-	-	-	-	-	(271)	-	(114)	(385)
Unrealized loss on interest rate swaps, net of tax of $70	-	-	-	-	-	-	-	(118)	-	(115)	(233)
SDI stock-based compensation	-	-	-	-	-	-	179	-	-	-	179
Impact of Turning Point equity transactions on APIC and NCI	-	-	-	-	-	-	2,199	-	-	2,983	5,182
Turning Point dividend payable to noncontrolling interests	-	-	-	-	-	-	-	-	-	(394)	(394)
Net income	-	-	-	-	-	-	-	-	1,367	3,924	5,291
Balance September 30, 2018	9,031,641	$90	7,818,645	$78	-	$-	$79,338	$(2,503)	$(21,577)	$38,211	$93,637

	Nine Months Ended September 30, 2018
	Class A Common Shares		Class B Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total

	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2017	8,348,373	$83	8,041,525	$81	-	$-	$70,813	$(1,558)	$(26,982)	$26,004	$68,441
Conversion of Class B common stock into Class A common stock	222,880	3	(222,880)	(3)	-	-	-	-	-	-	-
Issuance of Class A common stock in private placement, net of issuance costs	181,825	2	-	-	-	-	1,978	-	-	-	1,980
Issuance of Class A common stock under ATM, net of issuance costs	209,370	2	-	-	-	-	3,166	-	-	-	3,168
Issuance of Class A common stock in asset purchase	22,727	-	-	-	-	-	250	-	-	-	250
SDI restricted stock vesting	46,466	-	-	-	-	-	(216)	-	-	-	(216)
Unrecognized pension and postretirement cost adjustment, net of tax of $85	-	-	-	-	-	-	-	160	-	154	314
Unrealized loss on investments, net of tax of $173	-	-	-	-	-	-	-	(960)	-	(362)	(1,322)
Unrealized loss on interest rate swaps, net of tax of $92	-	-	-	-	-	-	-	(157)	-	(151)	(308)
SDI stock-based compensation	-	-	-	-	-	-	680	-	-	-	680
Impact of Turning Point equity transactions on APIC and NCI	-	-	-	-	-	-	2,667	-	-	3,768	6,435
Turning Point dividend payable to noncontrolling interests	-	-	-	-	-	-	-	-	-	(1,164)	(1,164)
Impact of adoption of ASU 2018-02	-	-	-	-	-	-	-	12	(12)	-	-
Net income	-	-	-	-	-	-	-	-	5,417	9,962	15,379
Balance September 30, 2018	9,031,641	$90	7,818,645	$78	-	$-	$79,338	$(2,503)	$(21,577)	$38,211	$93,637

The accompanying notes are an integral part of the condensed consolidated financial statements

Standard Diversified Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$10,626	$15,379
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on extinguishment of debt	2,267	2,384
Gain on disposal of property, plant and equipment	(12)	-
Depreciation expense	2,893	2,497
Amortization of deferred financing costs and debt discount	1,416	1,048
Amortization of other intangible assets	1,304	755
Deferred income taxes	(424)	2,806
Impairment loss on goodwill and other intangible assets	2,826	-
Stock-based compensation expense	3,012	1,586
Changes in operating assets and liabilities:
Accounts receivable	(3,882)	(3,564)
Inventories	(6,704)	(18,840)
Other current assets	(996)	(3,300)
Other assets	144	(2,310)
Accounts payable	953	4,692
Accrued postretirement liabilities	(125)	(107)
Accrued liabilities and other	(4,803)	(5,971)
Premiums receivable	2,774	795
Deferred policy acquisition costs	810	(2,384)
Reserves for losses and loss adjustment expenses	(899)	(5,475)
Unearned and advance premiums	(4,511)	244
Net cash provided by (used in) operating activities	6,669	(9,765)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(8,323)	(16,991)
Capital expenditures	(4,117)	(1,591)
Proceeds from sale and maturity of fixed maturity securities, available-for-sale	15,908	3,339
Payments for purchases of fixed maturity securities, available-for-sale	(9,435)	(12,510)
Payments for purchases of equity securities	(1,700)	(753)
Restricted cash, MSA escrow deposits	29,713	(2,234)
Proceeds from sale of property, plant, and equipment	117	-
Issuance of note receivable	-	(6,500)
Receipt of note receivable repayment including prepayment penalty	-	7,475
Net cash provided by (used in) investing activities	22,163	(29,765)

The accompanying notes are an integral part of the condensed consolidated financial statements

Standard Diversified Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from financing activities:
Payments of 2018 first lien term loan	(6,000)	-
Payments of 2018 second lien term loan	(40,000)	-
Payments of 2018 revolving credit facility	(26,000)	-
Payments of Standard Outdoor promissory note	(1,366)	-
Payments of Crystal term loan	(15,000)	-
Proceeds from 2018 first lien term loan	-	156,000
Proceeds from 2018 second lien term loan	-	40,000
Proceeds from 2018 revolving credit facility	-	30,000
Proceeds from borrowings under SDI credit facility, net	-	14,113
Proceeds from GACP term loan	25,000	-
Proceeds from Convertible Senior Notes	172,500	-
Payments of 2017 second lien term loans, net	-	(55,000)
Payments of financing costs	(7,899)	(3,286)
Payments of 2017 revolving credit facility, net	-	(8,000)
Payment to terminate acquired capital lease	-	(170)
Payments of 2017 first lien term loan	-	(140,613)
Turning Point Brands exercise of stock options	639	779
Turning Point Brands payments for call options	(20,528)	-
Turning Point Brands redemption of stock options	(12)	(623)
Turning Point Brands surrender of restricted stock	(84)	-
Proceeds from issuance of SDI stock	-	5,148
Turning Point Brands dividend to noncontrolling interests	(1,317)	-
Repurchase of SDI common shares	(2,570)	-
Payments of Vapor Beast Note Payable and Vapor Shark loans	-	(2,000)
Proceeds from release of restricted funds	-	1,107
Share repurchase for tax withholdings on vesting of restricted stock	(336)	(216)
Payment of cash dividends	-	(749)
Net cash provided by financing activities	77,027	36,490

Net increase (decrease) in cash	105,859	(3,040)

Cash, beginning of period
Unrestricted	21,201	18,219
Restricted	2,361	4,709
Total cash at beginning of period	23,562	22,928

Cash, end of period
Unrestricted	97,347	18,520
Restricted	32,074	1,368
Total cash at end of period	$129,421	$19,888

Supplemental schedule of noncash investing activities:
Turning Point hold back for acquisition	$265	$-

Supplemental schedule of noncash financing activities:
Turning Point dividend to noncontrolling interests declared not paid	$448	$389
Accrued expenses incurred for financing costs	$123	$-
Issuance of SDI shares in business combination	$-	$5,542
Turning Point issuance of note payable for acquisition	$-	$4,000

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

On June 1, 2017, SDI consummated a Contribution and Exchange Transaction (the “Contribution and Exchange”) to acquire a 52.1% controlling interest in Turning Point Brands, Inc. (“Turning Point”). The transaction was accounted for as a recapitalization or reverse acquisition. As of September 30, 2019, SDI has a 50.1% ownership interest in Turning Point. As a result of the consummation of the Contribution and Exchange, SDI is no longer a shell company.

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

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

SDI acquired a 52.1% interest in Turning Point on June 1, 2017 through the Contribution and Exchange. Amounts pertaining to the noncontrolling ownership interest held by third parties in the financial position and operating results of Turning Point are reported as noncontrolling interests in the accompanying condensed consolidated financial statements.

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

Maidstone

Maidstone recognizes revenues from insurance contracts, including premiums and fees, under the guidance in ASC 944, Financial Services-Insurance Premiums. Maidstone’s premiums, which are recorded at the policy inception, are earned pro rata over the period for which the coverage is provided, generally nine months for auto policies. Unearned premiums represent the portion of premiums written that are applicable to the unexpired terms of policies in force. Premiums ceded to other companies pursuant to reinsurance agreements have been reported as a reduction to premiums earned. Take-out fees are received by Maidstone in the form of credits when it writes business from the state assigned pool. These credits can be used by Maidstone to reduce the amount of business it writes from the assigned pool in the future or they can be sold to third-party insurance companies for them to reduce their exposure to the assigned risk pool. Maidstone collects other miscellaneous fees such as installment and late fees. Broker fee income is received from non-affiliated insurance companies for which Maidstone’s management acts as an agent to sell their state mandated obligations for assigned risks. These fees are shown as other income in the Company’s condensed consolidated statements of income (loss).

Shipping Costs

The Company records shipping costs incurred as a component of selling, general and administrative expenses. Shipping costs incurred were approximately $4.4 million and $3.8 million for the three months ended September 30, 2019 and 2018, respectively. Shipping costs incurred were approximately $13.6 million and $10.5 million for the nine months ended September 30, 2019 and 2018, respectively.

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

Derivative Instruments

Foreign Currency Forward Contracts: Turning Point enters into foreign currency forward contracts to hedge a portion of its exposure to changes in foreign currency exchange rates on inventory purchase commitments. Turning Point accounts for its forward contracts under the provisions of ASC 815, Derivatives and Hedging. Under Turning Point’s policy, Turning Point may hedge up to 100% of its anticipated purchases of inventory in the denominated invoice currency over a forward period not to exceed twelve months. Turning Point may also, from time to time, hedge up to ninety percent of its non-inventory purchases in the denominated invoice currency. Forward contracts that qualify as hedges are adjusted to their fair value through other comprehensive income as determined by market prices on the measurement date, except any hedge ineffectiveness which is recognized currently in income. Gains and losses on these forward contracts are transferred from other comprehensive income into net income as the related inventories are received. Changes in fair value of any contracts that do not qualify for hedge accounting or are not designated as hedges are recognized currently in income.

Interest Rate Swap Agreements: Turning Point enters into interest rate swap contracts to manage interest rate risk and reduce the volatility of future cash flows. Turning Point accounts for its interest rate swap contracts under the provisions of ASC 815, Derivatives and Hedging. Swap contracts that qualify as hedges are adjusted to their fair value through other comprehensive income as determined by market prices on the measurement date, except any hedge ineffectiveness which is recognized currently in income. Gains and losses on these swap contracts are transferred from other comprehensive income into net income upon settlement of the derivative position or at maturity of the interest rate swap contract. Changes in fair value of any contracts that do not qualify for hedge accounting or are not designated as hedges are recognized currently in income.

Risks and Uncertainties

Manufacturers and sellers of tobacco products are subject to regulation at the federal, state, and local levels. Such regulations include, among others, labeling requirements, limitations on advertising, and prohibition of sales to minors. The tobacco industry is likely to continue to be heavily regulated. There can be no assurance as to the ultimate content, timing, or effect of any regulation of tobacco products by any federal, state, or local legislative or regulatory body, nor can there be any assurance that any such legislation or regulation would not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. Recently, several state governors have reacted to perceived issues around nicotine vapor products by unilaterally, without regard to the legislative process, proclaiming bans on vapor products, particularly those that are flavored. Many of these executive actions have been challenged and temporarily restrained, but no assurance can be given that such state or local flavor bans will not be enacted or ultimately upheld. Depending on the number and location of such bans, that legislation or regulation could have a material adverse effect on Turning Point’s financial position, results of operations or cash flows. Food and Drug Administration (“FDA”) and the White House have also stated that they are considering a flavor “ban” of some sort, however the details, timing, and ultimate implementation of such a proposal remain unclear.

The tobacco industry has experienced, and is experiencing, significant product liability litigation. Most tobacco liability lawsuits have been brought against manufacturers and sellers of cigarettes for injuries allegedly caused by smoking or exposure to smoke. However, several lawsuits have been brought against manufacturers and sellers of smokeless products for injuries to health allegedly caused by use of smokeless products. Typically, such claims assert that use of smokeless products is addictive and causes oral cancer. Additionally, several lawsuits have been brought against manufacturers and distributors of NewGen products due to malfunctioning devices. There can be no assurance Turning Point will not sustain losses in connection with such lawsuits and that such losses will not have a material adverse effect on Turning Point’s financial position, results of operations, or cash flows.

Master Settlement Agreement

Pursuant to the Master Settlement Agreement (the “MSA”) entered into in November 1998 by most states (represented by their attorneys general acting through the National Association of Attorneys General) and subsequent states’ statutes, a “cigarette manufacturer” (which is defined to include a manufacturer of make-your-own (“MYO”) cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding, and maintaining an escrow account to have funds available for certain potential tobacco-related liabilities, with sub-accounts on behalf of each settling state. Such companies are entitled to direct the investment of the escrowed funds and withdraw any appreciation, but cannot withdraw the principal for twenty-five years from the year of each annual deposit, except to withdraw funds deposited pursuant to an individual state’s escrow statute to pay a final judgement to that state’s plaintiffs in the event of such a final judgement against Turning Point. Turning Point chose to open and fund an escrow account as its method of compliance. It is Turning Point’s policy to record amounts on deposit in the escrow account for prior years as a non-current asset. Each year’s annual obligation is required to be deposited in the escrow account by April 15 of the following year. In addition to the annual deposit, many states have elected to require quarterly deposits for the previous quarter’s sales. As of September 30, 2019, Turning Point had on deposit approximately $32.1 million, the fair value of which was approximately $32.1 million. At December 31, 2018, Turning Point had on deposit approximately $32.1 million, the fair value of which was approximately $30.6 million. Effective in the third quarter of 2017, Turning Point no longer sells any product covered under the MSA. Thus, absent a change in legislation, Turning Point will no longer be required to make deposits to the MSA escrow account.

Turning Point may invest a portion of the MSA escrow deposits in U.S. Government securities including Treasury Inflation-Protected Securities, Treasury Notes, and Treasury Bonds. These investments are classified as available-for-sale and carried at fair value. Realized losses are prohibited under the MSA; any investment in an unrealized loss position will be held until the value is recovered, or until maturity. The following shows the fair value of the MSA escrow account as of:

	September 30, 2019	December 31, 2018
(In thousands)	Cost and Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents	$32,074	$2,361	$-	$-	$2,361
Fair value level 2: U.S. Governmental agency obligations (unrealized gain position < 12 months)	-	1,193	9	-	1,202
Fair value level 2: U.S. Governmental agency obligations (unrealized loss position < 12 months)	-	1,000	-	(3)	997
Fair value level 2: U.S. Governmental agency obligations (unrealized loss position > 12 months)	-	27,519	-	(1,529)	25,990
	$32,074	$32,073	$9	$(1,532)	$30,550

Fair value for the U.S. Governmental agency obligations are Level 2. The following schedule shows the maturities of the U.S. Governmental agency obligations as of:

(In thousands)	December 31, 2018
Less than one year	$1,499
One to five years	13,591
Five to ten years	11,152
Greater than ten years	3,470
Total U.S. Governmental agency obligations	$29,712

The following shows the amount of deposits by sales year for the MSA escrow account:

(Dollar amounts in thousands)	Deposits as of
Sales Year	September 30, 2019	December 31, 2018
1999	$211	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,714	3,714
2005	4,553	4,552
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,619	1,619
2010	406	406
2011	193	193
2012	199	199
2013	173	173
2014	143	143
2015	101	101
2016	91	91
2017	83	83
Total	$32,074	$32,073

Food and Drug Administration

On June 22, 2009, the Family Smoking Prevention and Tobacco Control Act (“FSPTCA”) authorized the Food and Drug Administration (“FDA”) to immediately regulate the manufacturing, sale, and marketing of four categories of tobacco products – cigarettes, cigarette tobacco, roll-your-own tobacco, and smokeless tobacco. On August 8, 2016, the FDA deeming regulation became effective. The deeming regulations gave the FDA the authority to additionally regulate cigars, pipe tobacco, electronic cigarettes (“e-cigarettes”), vaporizers, and e-liquids as “deemed” tobacco products under the FSPTCA.

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

When the FDA initially issued the deeming regulations, it recognized that many products in the deemed categories that were already on the market qualified as “new tobacco products” and lacked a marketing order. In August 2017, the FDA issued a compliance policy (the “August 2017 Guidance”) that allowed new tobacco products to remain on the market without an FDA authorization until specified deadlines had passed. Under the August 2017 Guidance, compliance dates vary depending upon the type of application submitted, but all newly-deemed products require an application no later than August 8, 2021, for “combustible” products (e.g. cigar and pipe), and August 8, 2022, for “non-combustible” products (e.g. vapor products) with the exception of “grandfathered” products (products in commerce as of February 15, 2007) which are already authorized.

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

The court found in favor of the plaintiffs in May 2019 and vacated the August 2017 Guidance. On July 12, 2019, the court issued its remedy order (the “Remedy Order”). Specifically, the court ordered that: (1) for all deemed new tobacco products, marketers must file applications within 10 months of the Remedy Order to continue marketing such products; (2) such a product may remain on the market pending FDA review of a timely filed application for a period not to exceed one year from the date of the application’s submission; (3) in its discretion, the FDA may enforce the premarket review requirements against such products for which marketers do not file applications within 10 months; and (4) the FDA will have the ability to exempt deemed new tobacco products from these application submission requirements for good cause, on a case-by-case basis. On October 24, 2019, FDA filed a Notice of Appeal from the Remedy Order and other actions adverse to FDA.

Currently, the deadline to submit an application and to continue marketing a deemed new product remains May 12, 2020. This court-ordered modification to the compliance policy remains subject to change as a result of potential appeals, litigation brought or pending in other venues, or FDA’s finalization of the March 2019 Draft Guidance.

On September 11, 2019, President Donald Trump and the Department of Health and Human Services Secretary, Alex Azar, indicated FDA would adopt a regulatory policy restricting all flavors in vapor products. FDA has not yet adopted such policy, and the timing of the policy is not certain. The details of such a policy area not yet known; however, such a policy could significantly impact our products and our plans for PMTA filings.

Should the Remedy Order stand, Turning Point would not be permitted to continue marketing its existing line of vapor products that the FDA regulates as tobacco products past May 12, 2020, unless it files an application for each such product by that date. Turning Point expects to be able to make appropriate PMTA applications by the deadlines and to supplement and complete the applications within FDA’s discretionary timeline. A successful PMTA must demonstrate that the subject product is “appropriate for the protection of public health,” taking into account the effect of the marketing of the product on all sub-populations. On September 25, 2019, FDA published a proposed rule outlining certain required elements of PMTA filings. This rule is not yet final, and its requirements may shift before being finalized. Turning Point believe products that meet the requisite standard and that we will be able to efficiently produce satisfactory PMTA filings. However, there is no assurance that the FDA’s guidance or ultimate regulation will not change, the Remedy Order will not be altered or that unforeseen circumstances will not arise that prevent Turning Point from filing applications or otherwise increase the amount of time and money it is required to spend to successfully file all necessary PMTAs. Even if Turning Point successfully files all of its PMTAs in a timely manner, no assurance can be given that the applications will ultimately be successful. Given the shorter time frame mandated by the Remedy Order, which if not amended or successfully appealed may result in the prioritization of meeting requisite deadlines by selecting high priority SKUs, Turning Point’s inventory position, and future revenues may be adversely impacted.

In addition, Turning Point currently distributes many third-party manufactured vapor products for which it will be completely dependent on the manufacturer complying with the requirements of the deeming regulations generally and the Remedy Order more specifically. There can be no assurances that some products that Turning Point currently distribute will be able to be sold to end consumers after May 2020. While Turning Point will take measures to pursue regulatory compliance for its own privately-branded or proprietary vape products that compete with these third-party products, there is no assurance that such proprietary products would be as successful in the marketplace or can fully displace third-party products that are currently being distributed by Turning Point, which could adversely affect its results of operations and liquidity.

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

(In thousands)	Nine Months Ended September 30, 2019	Period from January 2, 2018 to September 30, 2018
DAC asset at beginning of period	$2,279	$-
Deferred expenses	2,781	3,950
Amortized expenses	(3,592)	(1,566)
DAC asset at end of period	$1,468	$2,384

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

Incurred Losses and Loss Adjustment Expenses

Incurred losses and loss adjustment expenses (“LAE”) are charged to operations as incurred. The liability for losses and LAE is based upon individual case estimates for reported claims and a factor for incurred but not reported (“IBNR”) claims. Losses, LAE and related liabilities are reported net of estimated salvage and subrogation. Inherent in the estimate of ultimate losses and LAE are expected trends in claim severity and frequency and other factors which may vary significantly as claims are settled. Management believes that its aggregate provisions for losses and LAE as of September 30, 2019 and December 31, 2018 were reasonable and adequate to meet the ultimate net cost of covered losses, but such provisions are necessarily based on estimates and the ultimate net cost may vary significantly from such estimates. As adjustments to these estimates become necessary, such adjustments are reflected in current operations.

Recent Accounting Pronouncements Adopted

Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, "Leases." This ASU requires substantially all leases be recorded on the balance sheet as right of use assets and lease obligations. The Company adopted the ASU using a retrospective adoption method at January 1, 2019, as outlined in ASU No. 2018-11, "Leases - Targeted Improvements." Under this method of adoption, there is no impact to the comparative consolidated statement of income (loss) and consolidated balance sheet. The Company determined that there was no cumulative-effect adjustment to beginning retained earnings on the consolidated balance sheet. The Company will continue to report periods prior to January 1, 2019 in its financial statements under prior guidance as outlined in ASC Topic 840, "Leases". In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed carry forward of historical lease classifications. Adoption of this standard did not materially impact the Company’s income before income taxes and had no impact on the statement of cash flows. See Note 15, “Leases” for further details.

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

Note 3. Acquisitions

Acquisitions by SDI

Maidstone Acquisition

On January 2, 2018, the Company acquired all the outstanding capital stock of Interboro for cash consideration of $2.5 million. Under the name Maidstone Insurance Company, Maidstone offered personal automobile insurance, primarily in the state of New York.

The transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the tangible and identifiable intangible assets acquired, and liabilities assumed were recorded at fair value as of the date of acquisition. The following table summarizes the fair values of the assets acquired and liabilities assumed as of the date of acquisition:

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

On May 7, 2019, the Company, through Standard Outdoor, completed an asset acquisition consisting of nine billboard structures located in Georgia, as well as the ground leases and advertising contracts relating to such billboard structures, for total consideration of $0.6 million, paid in cash. In conjunction with the asset acquisition, the Company established an asset retirement obligation of $0.1 million.

Acquisitions by Turning Point

Solace Technologies

In July 2019, Turning Point purchased the assets of E-Vape 12, Inc and Solace Technologies LLC (“Solace”) for $8.0 million in total consideration, comprised of $7.7 million in cash and $0.5 million holdback for 18 months. The holdback was adjusted for a working capital deficiency of $0.2 million. As additional consideration, Turning Point may issue, to the former owners, stock equal to $2.3 million upon the achievement of certain annual milestones, the fair value of which was $0.0 at September 30, 2019. Immediately following the acquisition, 88,582 performance based restricted stock units with a fair value of $4.6 million were issued to former owners who became employees. Solace is an innovative product development company that has grown from the creator of one of the leading vape juice brands in the industry into a leader of alternative ingredients product development. Turning Point intends to incorporate Solace’s innovative products as well as the legacy vapor products into its Nu-X Ventures development engine. As of September 30, 2019, Turning Point had not completed the accounting for the acquisition. The following purchase price and goodwill and other intangibles are based on the excess of the acquisition price over the estimated fair value of the tangible assets acquired and are based on Turning Point’s preliminary estimates:

(In thousands)	As of September 30, 2019 (preliminary)
Total consideration transferred	$8,250

Adjustments to consideration transferred:
Cash acquired	(45)
Working capital	(235)
Adjusted consideration transferred	7,970

Assets acquired:
Working capital (primarily AR and inventory)	1,132
Fixed assets and other long term assets	414
Other liabilities	(209)
Net assets acquired	1,337

Goodwill and other intangibles	$6,633

The goodwill of $6.6 million consists of the synergies and scale expected from combining the operations and is currently deductible for tax purposes.

IVG

In September 2018, Turning Point acquired 100% of the equity interest of IVG for total consideration of $23.8 million satisfied through $14.5 million paid in cash, 153,079 shares of common stock with a fair value of $5.3 million, and a $4.0 million note payable to IVG’s former owners (“IVG Note”) which matures 18 months from the acquisition date. All principal and accrued and unpaid interest under the IVG Note is subject to indemnification obligations of the sellers pursuant to the International Vapor Group Stock Purchase Agreement dated as of September 5, 2018. The arrangement includes an additional $4.5 million of earnouts with both performance-based and service-based conditions payable to former IVG owners who became employees of Turning Point as a result of the acquisition. Such amounts will be recorded as compensation and not additional purchase price. The portion of earnout payments a recipient will receive will be calculated by reference to certain performance metrics not to exceed a two-year period as specified within the acquisition agreement. Turning Point recorded earnout expense of approximately $0.9 million within the condensed consolidated statements of income for the nine months ended September 30, 2019, based on the probability of achieving the performance conditions. No earnout expense was recorded for the three months ended September 30, 2019.

IVG markets and sells a broad array of proprietary and third-party vapor products directly to adult consumers through an online platform under brand names such as VaporFi, South Beach Smoke, and Direct-Vapor. IVG operates company-owned stores under the VaporFi brand and also operates as a franchisor to franchisee-owned stores. The acquisition of IVG adds a significant business-to-consumer distribution platform to Turning Point’s NewGen portfolio. Turning Point completed the accounting for the acquisition during the third quarter of 2019. The following purchase price and goodwill are based on the excess of the acquisition price over the fair value of the tangible and intangible assets.

(In thousands)	As of September 6, 2019 (final)
Total consideration transferred	$24,292
Adjustments to consideration:
Cash acquired, net of debt assumed	(221)
Working capital	(245)
Adjusted consideration transferred	23,826

Assets acquired:
Working capital (primarily inventory)	3,218
Fixed assets	1,274
Intangible assets	7,880
Net assets acquired	12,372

Goodwill	$11,454

The goodwill of $11.5 million consists of the synergies and scale expected from combining the operations and is currently deductible for tax purposes.

Note 4. Derivative Instruments

Foreign Currency

The Company’s policy is to manage the risks associated with foreign exchange rate movements. The policy allows hedging up to 100% of its anticipated purchases of inventory over a forward period that will not exceed 12 rolling and consecutive months. The Company may, from time to time, hedge currency for non-inventory purchases, e.g., production equipment, not to exceed 90% of the purchase price. The Company did not execute any forward contracts during the three and nine months ended September 30, 2019. The Company executed various forward contracts during the three and nine months ended September 30, 2018, none of which met hedge accounting requirements, for the purchase of €2.3 million and €14.5 million, respectively. As of September 30, 2019, and December 31, 2018, the Company had forward contracts for the purchase of €0.0 million and €1.5 million, respectively.

Interest Rate Swaps

The Company’s policy is to manage interest rate risk by reducing the volatility of future cash flows associated with debt instruments bearing interest at variable rates. In March 2018, the Company executed various interest rate swap agreements for a notional amount of $70 million with an expiration of December 2022. The swap agreements fix LIBOR at 2.755%. The swap agreements met the hedge accounting requirements; thus, any change in fair value is recorded to other comprehensive income. The Company uses the shortcut method to account for the swap agreements. The shortcut method assumes the hedge to be perfectly effective; thus, there is no ineffectiveness to be recorded in earnings. The swap agreements’ fair values as of September 30, 2019, and December 31, 2018, resulted in a liability of $3.1 million and $0.9 million, respectively, included in other long-term liabilities in the Company’s condensed consolidated balance sheets.

Note 5. Investments

Debt Securities

The Company currently classifies all of its investments in fixed maturity debt securities held by Maidstone as available-for-sale and, accordingly, they are carried at estimated fair value. The amortized cost, gross unrealized gains and losses, and fair value of investments in fixed maturity securities are as follows as of:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2019
U.S. Treasury and U.S. Government	$11,247	$31	$(6)	$11,272
U.S. Tax-exempt municipal	2,522	76	-	2,598
Corporate	7,151	150	(6)	7,295
Mortgage and asset-backed securities	5,321	80	-	5,401
Total Fixed Maturity Securities	$26,241	$337	$(12)	$26,566

December 31, 2018
U.S. Treasury and U.S. Government	$4,338	$-	$(34)	$4,304
U.S. Tax-exempt municipal	4,645	4	(25)	4,624
Corporate	14,858	16	(193)	14,681
Mortgage and asset-backed securities	8,633	10	(120)	8,523
Total Fixed Maturity Securities	$32,474	$30	$(372)	$32,132

Amortized cost and fair value of fixed maturity securities as of September 30, 2019 and December 31, 2018 by contractual maturity are shown below. The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2019		December 31, 2018
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,993	$2,994	$748	$745
Due after one year through five years	15,459	15,569	13,719	13,600
Due after five years through ten years	2,468	2,602	9,027	8,917
Due after ten years	-	-	347	347
Mortgage and asset-backed securities	5,321	5,401	8,633	8,523
Total	$26,241	$26,566	$32,474	$32,132

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

Fixed maturity securities that were in an unrealized loss position and the length of time that such securities have been in an unrealized loss position, as measured by their prior 12-month fair values, are as follows as of:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2019
Bonds:
U.S. Treasury and U.S. Government	$8,188	$(6)	$-	$-	$8,188	$(6)
Corporate bonds	253	(6)	-	-	253	(6)
Mortgage and asset-backed securities	-	-	75	-	75	-
Total Fixed maturities available for sale	$8,441	$(12)	$75	$-	$8,516	$(12)

December 31, 2018
Bonds:
U.S. Treasury and U.S. Government	$4,304	$(34)	$-	$-	$4,304	$(34)
U.S. Tax-exempt municipal	4,285	(25)	-	-	4,285	(25)
Corporate bonds	10,306	(193)	-	-	10,306	(193)
Mortgage and asset-backed securities	6,717	(120)	-	-	6,717	(120)
Total Fixed maturities available for sale	$25,612	$(372)	$-	$-	$25,612	$(372)

The Company has evaluated the unrealized losses on the fixed maturity securities and determined that they are not attributable to credit risk factors. For fixed maturity securities, losses in fair value are viewed as temporary if the fixed maturity security can be held to maturity and it is reasonable to assume that the issuer will be able to service the debt, both as to principal and interest. The Company did not recognize OTTI losses during the nine months ended September 30, 2019 or for the period from January 2, 2018 to September 30, 2018.

Equity Securities

The Company’s equity investments are carried at fair value with changes in fair value recognized in income.

Net investment income

The components of net investment income for the nine months ended September 30, 2019 and the period from January 2, 2018 to September 30, 2018 are as follows:

(In thousands)	Nine Months Ended September 30, 2019	Period from January 2, 2018 to September 30, 2018
Investment income:
Bonds	$627	$520
Common stocks	45	85
Preferred stocks	32	4
Cash and cash equivalents	83	144
Other asset investments	27	-
Total investment income	814	753
Less: Investment expenses	(47)	(74)
Net investment income	$767	$679

For the nine months ended September 30, 2019, Maidstone realized $0.3 million of capital gains and less than $10,000 of capital losses. For the period from January 2, 2018 to September 30, 2018, Maidstone realized less than $10,000 in capital gains and capital losses.

Fair value disclosures

The following tables show how Maidstone’s investments are categorized in the fair value hierarchy as of:

(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
September 30, 2019
Common stock	$287	$-	$-	$287
Preferred stocks	-	828	-	828
Total equities:	$287	$828	$-	$1,115
Fixed maturities:
U.S. treasury and U.S. government	$11,272	$-	$-	$11,272
U.S. tax-exempt municipal	-	2,598	-	2,598
Corporate	-	7,295	-	7,295
Mortgage and asset-backed securities	-	5,401	-	5,401
Total fixed maturities	$11,272	$15,294	$-	$26,566

December 31, 2018
Common stock	$227	$-	$-	$227
Preferred stocks	-	466	-	466
Total equities:	$227	$466	$-	$693
Fixed maturities:
U.S. treasury and U.S. government	$4,304	$-	$-	$4,304
U.S. tax-exempt municipal	-	4,624	-	4,624
Corporate	-	14,681	-	14,681
Mortgage and asset-backed securities	-	8,523	-	8,523
Total fixed maturities	$4,304	$27,828	$-	$32,132

There were no transfers between levels during the nine months ended September 30, 2019 or the period from January 2, 2018 to September 30, 2018.

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

Restricted Assets

The Company is required to maintain assets on deposit, which primarily consist of cash or fixed maturities, with various regulatory authorities to support its insurance operations. The Company’s insurance subsidiaries maintain assets in trust accounts as collateral for or guarantees for letters of credit to third parties. As of September 30, 2019 and December 31, 2018, the Company had deposits with U.S. regulatory authorities of $2.8 million and $2.7 million, respectively.

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

Cash and Cash Equivalents

The Company used Level 1 inputs to determine the fair value of its cash and cash equivalents. As of September 30, 2019, and December 31, 2018, cost represented fair value of the Company's cash and cash equivalents.

Accounts Receivable

The fair value of accounts receivable approximates their carrying value due to their short-term nature.

2018 Revolving Credit Facility

The fair value of Turning Point’s revolving credit facility approximates its carrying value as the interest rate fluctuates with changes in market rates.

Note Payable – IVG

The fair value of the IVG Note approximates its carrying value of $4.2 million due to the recency of the note’s issuance relative to the end of the quarter, September 30, 2019.

Long-Term Debt

As Turning Point’s 2018 Credit Facility bears interest at variable rates that fluctuate with market rates, the carrying values of the long-term debt instruments approximate their respective fair values. As of September 30, 2019, the fair value of the 2018 First Lien Term Loan approximated $148.0 million. As of December 31, 2018, the fair values of the 2018 First Lien Term Loan and the 2018 Second Lien Term Loan approximated $154.0 million and $40.0 million, respectively.

In July 2019 Turning Point closed an offering of $172.5 million in aggregate principal amount of its 2.50% Convertible Senior Notes due July 15, 2024 (the “Convertible Senior Notes”). The Convertible Senior Notes fair value approximated $169.5 million, with a carrying value of $172.5 million as of September 30, 2019.

The fair value of Standard Outdoor’s promissory notes issued as partial consideration in the January and February 2018 asset acquisitions approximated $8.1 million as of September 30, 2019.

The fair value of SDI’s term loan debt issued in September 2019 approximates its carrying value as the interest rate fluctuates with changes in market rates. See Note 14, “Notes Payable and Long-Term Debt,” for further information regarding the Company’s long-term debt.

Foreign Exchange

Turning Point did not have any open forward contracts as of September 30, 2019. Turning Point had forward contracts for the purchase of €1.5 million as of December 31, 2018. The fair values of the foreign exchange contracts are based upon quoted market prices and resulted in no gain or loss for the three months ended September 30, 2019 and a gain of approximately $0.1 million for the nine months ended September 30, 2019. As there were no open contracts as of September 30, 2019, there is no resulting balance sheet position related to the fair value.

Interest Rate Swaps

Turning Point had swap contracts for a total notional amount of $70 million as of September 30, 2019 and December 31, 2018. The fair values of the swap contracts are based upon quoted market prices and resulted in liabilities of $3.1 million and $0.9 million as of September 30, 2019 and December 31, 2018, respectively.

Note 7. Inventories

The components of inventories are as follows as of:

(In thousands)	September 30, 2019	December 31, 2018
Raw materials and work in process	$6,064	$2,722
Leaf tobacco	34,128	34,977
Finished goods - Smokeless products	6,965	6,321
Finished goods - Smoking products	12,249	14,666
Finished goods - NewGen products	43,565	37,194
Other	1,129	738
	104,100	96,618
LIFO reserve	(5,381)	(5,381)
	$98,719	$91,237

The inventory valuation allowance was $2.0 million and $2.5 million as of September 30, 2019 and December 31, 2018, respectively.

Note 8. Property, Plant and Equipment

Property, plant and equipment consist of the following as of:

(In thousands)	September 30, 2019	December 31, 2018
Land	$22	$22
Building and improvements	2,444	2,320
Leasehold improvements	1,953	2,101
Machinery and equipment	14,810	13,307
Advertising structures	18,610	17,913
Furniture and fixtures	7,894	5,453
	45,733	41,116
Accumulated depreciation	(15,974)	(13,375)
	$29,759	$27,741

Note 9. Other Current Assets

Other current assets consist of the following as of:

(In thousands)	September 30, 2019	December 31, 2018
Inventory deposits	$7,139	$9,739
Other	9,262	5,306
	$16,401	$15,045

Note 10. Other Assets

Other assets consist of the following as of:

(In thousands)	September 30, 2019	December 31, 2018
Equity investments	$3,421	$2,421
Pension assets	1,239	1,223
Other	2,231	2,771
	$6,891	$6,415

In July 2019, Turning Point obtained a 30% stake in Canadian distribution entity, ReCreation Marketing (“ReCreation”), for $1 million paid at closing. Turning Point also received options to acquire up to a 50% ownership position in ReCreation.

Note 11. Goodwill and Intangible Asset Impairments

The Company tests goodwill and indefinite-lived intangible assets for impairment annually, or more frequently whenever events or changes in circumstances indicate that the asset might be impaired. The Company’s annual assessment is performed as of December 31.

During the nine months ended September 30, 2019, the Company recorded impairment charges of $0.8 million and $2.0 million related to the full impairment of the goodwill and intangible asset balances, respectively, in its Insurance segment. This impairment was a result of changes in the future plans for the Insurance segment and certain other factors impacting recoverability. As a result, there were no goodwill or intangible asset balances remaining in the Company’s Insurance segment as of September 30, 2019.

Note 12. Accrued Liabilities

Accrued liabilities consist of the following as of:

(In thousands)	September 30, 2019	December 31, 2018
Accrued payroll and related items	$5,623	$6,063
Customer returns and allowances	2,980	2,895
Taxes payable	691	-
Lease liabilities	1,914	-
Other	10,363	14,925
	$21,571	$23,883

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

Activity in the liability for losses and LAE is summarized as follows:

(In thousands)	Nine Months Ended September 30, 2019	Period from January 2, 2018 to September 30, 2018
Reserve for losses and LAE at beginning of period	$27,330	$30,216
Provision for claims, net of insurance:
Incurred related to:
Prior year	3,531	-
Current year	12,334	17,007
Total incurred	15,865	17,007
Deduct payment of claims, net of reinsurance:
Paid related to:
Prior year	12,658	11,815
Current year	4,105	10,667
Total paid	16,763	22,482
Reserve for losses and LAE at end of period	$26,432	$24,741

The components of the net liability for losses and LAE are as follows as of:

(In thousands)	September 30, 2019	December 31, 2018
Case basis reserves	$13,062	$15,863
Incurred but not reported reserves	13,370	11,467
Total	$26,432	$27,330

Note 14. Notes Payable and Long-Term Debt

Notes payable and long-term debt consist of the following as of:

(In thousands)	September 30, 2019	December 31, 2018
2018 First Lien Term Loan	$148,000	$154,000
2018 Second Lien Term Loan	-	40,000
SDI Crystal Term Loan	-	15,000
SDI GACP Term Loan	25,000	-
Standard Outdoor Promissory Notes	8,584	9,950
Convertible Senior Notes	172,500	-
Note payable - IVG	4,240	4,000
Total Notes Payable and Long-Term Debt	358,324	222,950
Less: deferred finance charges and debt discount	(12,216)	(4,903)
Less: current maturities	(15,958)	(9,431)
	$330,150	$208,616

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

2018 First Lien Credit Facility

The 2018 First Lien Term Loan and the 2018 Revolving Credit Facility bear interest at LIBOR plus a spread of 2.75% to 3.50% based on Turning Point’s senior leverage ratio. The 2018 First Lien Term Loan has quarterly required payments of $2.0 million beginning June 30, 2018, increasing to $3.0 million on June 30, 2020, and increasing to $4.0 million on June 30, 2022. The 2018 First Lien Credit Facility has a maturity date of March 7, 2023. The 2018 First Lien Term Loan is secured by a first priority lien on substantially all of the assets of the borrowers and the guarantors thereunder, including a pledge of Turning Point’s capital stock, other than certain excluded assets (the “Collateral”). In connection with the Convertible Senior Notes offering, Turning Point entered into a First Amendment (“the Amendment”) to the First Lien Credit Agreement, with Fifth Third Bank, as administrative agent, and other lenders and certain other lender parties thereto. The Amendment was entered into primarily to permit Turning Point to issue up to $200 million of convertible senior notes, enter into certain capped call transactions in connection with the issuance of such notes and to use the proceeds from the issuance of the notes to repay amounts outstanding under Turning Point’s Second Lien Credit Agreement and use the remaining proceeds for acquisitions and investments. In connection with the Amendment, fees of $0.7 million were incurred. The 2018 First Lien Credit Facility contains certain financial covenants, which were amended in connection with the Convertible Senior Notes offering in the third quarter of 2019.  The covenants include maximum senior leverage ratio of 3.00x with step-downs to 2.50x, a maximum total leverage ratio of 5.50x with step-downs to 5.00x, and a minimum fixed charge coverage ratio of 1.20x. Based on an excess cash covenant for the facility, a principal payment of $4.5 million was due in the second quarter of 2019. All parties agreed to waive the payment, resulting in consent fees of $0.1 million. The weighted average interest rate of the 2018 First Lien Term Loan was 5.04% at September 30, 2019. As of September 30, 2019, Turning Point had no borrowings outstanding under the 2018 Revolving Credit Facility. The $50.0 million unused portion of the 2018 Revolving Credit Facility is reduced by letters of credit from Fifth Third Bank totaling $2.7 million, resulting in $47.3 million of availability under the 2018 Revolving Credit Facility as of September 30, 2019.

2018 Second Lien Credit Facility

The 2018 Second Lien Credit Facility bore interest at a rate of LIBOR plus 7.00% and had a maturity date of March 7, 2024. The 2018 Second Lien Term Loan was secured by a second priority interest in the Collateral and was guaranteed by the same entities as the 2018 First Lien Term Loan. The 2018 Second Lien Credit Facility contained certain financial covenants including a maximum senior leverage ratio of 3.75x with step-downs to 3.50x, a maximum total leverage ratio of 4.75x with step-downs to 4.50x, and a minimum fixed charge coverage ratio of 1.10x. Based on an excess cash covenant for the facility, a $4.5 million principal payment was made in the second quarter of 2019, resulting in a $0.2 million loss on extinguishment of debt. Turning Point used a portion of the proceeds from the issuance of the its 2.50% Convertible Senior Notes due July 15, 2024 to prepay all outstanding amounts related to the 2018 Second Lien Credit Facility in the third quarter of 2019. The principal paid in the third quarter amounted to $35.5 million and the transaction resulted in a $1.2 million loss on extinguishment of debt.

Convertible Senior Notes

In July 2019 Turning Point closed an offering of $172.5 million in aggregate principal amount of its 2.50% Convertible Senior Notes due July 15, 2024 (the “Convertible Senior Notes”). The Convertible Senior Notes bear interest at a rate of 2.50% per year, payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2020. The Convertible Senior Notes will mature on July 15, 2024, unless earlier repurchased, redeemed or converted. The Convertible Senior Notes are senior unsecured obligations of Turning Point.

The Convertible Senior Notes are convertible into approximately 3,202,808 shares of Turning Point’s voting common stock under certain circumstances prior to maturity at a conversion rate of 18.567 shares per $1,000 principal amount of the Convertible Senior Notes, which represents a conversion price of approximately $53.86 per share, subject to adjustment under certain conditions, but will not be adjusted for any accrued and unpaid interest. Upon conversion, Turning Point may pay cash, shares of common stock or a combination of cash and stock, as determined by Turning Point at its discretion. The conditions required to allow the holders to convert their Convertible Senior Notes were not met as of September 30, 2019.

The excess of the principal amount of the liability over its carrying amount (“debt discount”) is amortized to interest expense over the term of the Convertible Senior Notes using the effective interest rate method.

Turning Point incurred debt issue costs and allocated the total amount to the liability and equity components of the Convertible Senior Notes based on their relative values. The debt issue costs attributable to the liability component are amortized to interest expense over the term of the Convertible Senior Notes using the effective interest method. Issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity.

In connection with the Convertible Senior Notes offering, Turning Point entered into privately negotiated capped call transactions with certain financial institutions. The capped call transactions have a strike price of $53.86 per and a cap price of $82.86 per and are exercisable when and if the Convertible Senior Notes are converted. Turning Point paid $20.53 million for these capped calls and charged that amount to additional paid-in capital.

The carrying value of the equity component related to the Convertible Senior Notes at September 30, 2019 was $3.1 million. The effective interest rate on the liability component for the three-month period ended September 30, 2019 was 6.15%. Total interest cost of $0.9 million was recognized during the three-month period ended September 30, 2019, including $0.1 million amortization of debt discount.

Note Payable – IVG

In September 2018, Turning Point issued a note payable to IVG’s former shareholders (the “IVG Note”). The IVG Note is $4.0 million principal with 6.0% interest compounding annually and matures on March 5, 2020. All principal and accrued and unpaid interest under the IVG Note is subject to indemnification obligations of the sellers pursuant to the International Vapor Group Stock Purchase Agreement dated as of September 5, 2018. The carrying amount of the IVG Note was $4.2 million as of September 30, 2019.

SDI and Standard Outdoor

SDI

On September 18, 2019, the Company entered into a Term Loan Agreement (the “Term Loan Agreement”) with GACP II, L.P., a Delaware limited partnership (the “Agent”), as administrative agent and collateral agent for the financial institutions (the “Lenders”). The Term Loan Agreement provides for a term loan of $25.0 million (the “Term Loan”). The Term Loan will be used to (a) repay, in full, all outstanding indebtedness under the Crystal Term Loan (as defined below), (b) finance the purchase of common stock of Turning Point, (c) finance the repurchase of common stock of the Company, (d) fund certain fees and expenses, and (e) provide working capital for the Company.

The Term Loan bears interest at a rate equal to the three-month “Libor Rate” as published in The Wall Street Journal plus 9.00%. Interest under the Term Loan Agreement is payable monthly with the principal balance due on September 18, 2024. The Term Loan was subject to a closing fee of $0.5 million, which was paid upon execution of the Term Loan Agreement. Additionally, the Term Loan is subject to an agent monitoring fee of $25,000, payable quarterly. An early termination fee shall be due at any time if on or prior to the third anniversary of the closing of the Term Loan, the Company prepays or repays (whether voluntarily or mandatorily), or is required to prepay or repay, the Term Loan in whole or in part. The obligations of the Company under the Term Loan Agreement are secured by all of the shares of Turning Point stock owned by the Company.

The Term Loan Agreement contains certain affirmative and negative covenants that are binding on the Company, including, but not limited to, restrictions (subject to specified exceptions and qualifications) on the ability of the Company to incur indebtedness, to create liens, to merge or consolidate, to make dispositions, to pay dividends or make distributions, to make investments, to pay any subordinated indebtedness, to enter into certain transactions with affiliates or to make capital expenditures. The Term Loan Agreement contains customary events of default (which are in some cases subject to certain exceptions, thresholds, notice requirements and grace periods). The Term Loan Agreement also contains certain representations, warranties and conditions, in each case as set forth in the Term Loan Agreement.

With respect to the maintenance of at least $2.0 million in unrestricted cash and cash equivalents in accounts subject to control agreements in favor of the Agent, as of September 30, 2019, the Company had approximately $12.9 million in unrestricted cash and cash equivalents in those accounts.

On September 18, 2019, in connection with entering into the Term Loan Agreement, the Company repaid in full all amounts outstanding under the Crystal Term Loan (as defined below). The Company recognized a loss on extinguishment of debt of $1.0 million, comprised of $0.7 million unamortized deferred financing costs and a $0.3 million early termination fee, which is recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2019. The Company capitalized $0.6 million of deferred financing costs associated with closing on the Term Loan.

On February 2, 2018, SDI and its Standard Outdoor advertising subsidiaries (the “Borrowers”) entered into a term loan agreement with Crystal Financial LLC (“Crystal Term Loan”). The Crystal Term Loan provided for an initial term loan of $10.0 million and a commitment to provide additional term loans of up to $15.0 million. As of September 30, 2019, the Company had repaid all amounts outstanding under the Crystal Term Loan.

Interest expense related to the Term Loan and the Crystal Term Loan of $0.4 million and $1.2 million, including amortization of the discount, was recorded for the three and nine months ended September 30, 2019, respectively. Interest expense related to the Crystal Term Loan of $0.4 million and $0.8 million, including amortization of the discount, was recorded for the three and nine months ended September 30, 2018.

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

Interest expense related to the Standard Outdoor loans of $0.2 million and $0.6 million, including amortization of the discount, was recorded for the three and nine months ended September 30, 2019 and 2018, respectively.

The following table summarizes the consolidated scheduled principal repayments subsequent to September 30, 2019:

Future Minimum Principal Payments
October 1, 2019 - December 31, 2019	$2,136
2020	17,079
2021	13,882
2022	16,227
2023	111,500
thereafter	197,500
Total	$358,324

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

The components of lease expense consist of the following:

(In thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost:
Cost of sales	$225	$649
Selling, general and administrative	658	2,115
Variable lease cost (1)	320	802
Short-term lease cost	31	120
Sublease income	(30)	(80)
Total operating lease cost	$1,204	$3,606

(1)	Variable lease cost primarily includes elements of a contract that do not represent a good or service, but for which the lessee is responsible for paying.

Supplemental balance sheet information related to leases consist of the following as of:

(In thousands)	September 30, 2019
Assets:
Right of use assets	$13,755
Total leased assets	$13,755

Liabilities:
Current lease liabilities (1)	$1,914
Long-term lease liabilities	12,280
Total lease liabilities	$14,194

(1)	Reported within accrued liabilities on the condensed consolidated balance sheet.

September 30, 2019
Consolidated weighted average remaining lease term - operating leases	9.2 years
Consolidated weighted average discount rate - operating leases	7.09%

Nearly all the lease contracts for the Company do not provide a readily determinable implicit rate. For these contracts, the Company estimated the incremental borrowing rate based on information available upon the adoption of ASU 2016-02. The Company applied a consistent method in periods after the adoption of ASU 2016-02 to estimate the incremental borrowing rate.

As of September 30, 2019, future maturities of lease liabilities consist of the following:

Year	Payments
October 1, 2019 - December 31, 2019	$590
2020	3,338
2021	2,813
2022	1,986
2023	1,563
Thereafter	9,633
Total lease payments	19,923
Less: Imputed interest	5,729
Present value of lease liability	$14,194

During the three months ended September 30, 2019, Turning Point had seven retail leases and one warehouse lease extended, renewed or adjusted. These changes resulted in additional lease liabilities of $0.7 million. Also, during the nine months ended September 30, 2019, Standard Outdoor entered into three new leases as a part of its May 2019 asset acquisition resulting in additional lease liabilities of $0.1 million as of September 30, 2019.

Note 16. Pension and Postretirement Benefit Plans

Turning Point has a defined benefit pension plan. Benefits for hourly employees were based on a stated benefit per year of service, reduced by amounts earned in a previous plan. Benefits for salaried employees were based on years of service and the employees’ final compensation. The defined benefit pension plan is frozen. Turning Point’s policy is to make the minimum amount of contributions that can be deducted for federal income taxes. Turning Point expects to make no contributions to the pension plan in 2019. In the second quarter of 2018, Turning Point made mutually agreed upon lump-sum payments to certain individuals covered by the defined benefit pension plan which resulted in a curtailment loss of approximately $0.3 million during the second quarter of 2018, which is reported within net periodic benefit (income) expense, excluding service cost within the condensed consolidated statements of  income (loss). In October 2019, Turning Point elected to terminate the defined benefit pension plan, effective December 31, 2019, with final distributions to be made in 2020.

Turning Point sponsored a defined benefit postretirement plan that covered hourly employees. This plan provides medical and dental benefits. This plan is contributory with retiree contributions adjusted annually. Turning Point’s policy is to make contributions equal to benefits paid during the year. Turning Point expects to contribute approximately $0.2 million to its postretirement plan in 2019 for the payment of benefits. In October 2019, Turning Point amended the plan to cease benefits effective June 30, 2020.

The following table provides the components of net periodic pension and postretirement benefit costs and total costs for the plans:

	Three months ended September 30,
	Pension Benefits		Post-Retirement Benefits
(In thousands)	2019	2018	2019	2018
Service cost	$26	$26	$-	$-
Interest cost	130	135	25	30
Expected return on plan assets	(161)	(221)	-	-
Amortization of losses (gains)	36	33	(41)	(21)
Net periodic benefit expense (income)	$31	$(27)	$(16)	$9

	Nine months ended September 30,
	Pension Benefits		Post-Retirement Benefits
(In thousands)	2019	2018	2019	2018
Service cost	$78	$78	$-	$-
Interest cost	390	419	76	88
Expected return on plan assets	(484)	(728)	-	-
Amortization of losses (gains)	110	153	(125)	(61)
Curtailment loss	-	306	-	-
Net periodic benefit expense (income)	$94	$228	$(49)	$27

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

The Ninth Amended and Restated Certificate of Incorporation was approved by the Company’s stockholders by partial written consent on July 14, 2017, and in accordance with the rules of the Securities and Exchange Commission and Delaware corporation law regarding approval by partial written consent, became effective when filed with the Secretary of State of the State of Delaware on August 18, 2017.

Common Stock Repurchase Program

On June 29, 2017, the Company’s Board of Directors (the “Board”) authorized a program, effective immediately, to repurchase shares of the Company’s Class A common stock or Class B common stock, par value $0.01 per share, constituting, in the aggregate, up to 5% of the outstanding shares of Common Stock. Shares of Common Stock may be repurchased in the open market or through negotiated transactions. The program may be terminated or suspended at any time at the discretion of the Company.

The time of purchases and the exact number of shares to be purchased, if any, will depend on market conditions. The repurchase program does not include specific price targets or timetables. The Company intends to finance the purchases using available working capital.

Pursuant to this program, repurchases of 91,552 shares of common stock were made during the three months ended September 30, 2019 for a cost of $1.2 million. During the nine months ended September 30, 2019, repurchases of 131,652 shares of common stock were made for a cost of $1.8 million. No shares of common stock were repurchased during the three or nine months ended September 30, 2018. As of December 31, 2018, $0.8 million was included in accrued liabilities on the condensed consolidated balance sheets for unsettled repurchases.

Equity Issuance

In January 2018, the Company issued 181,825 shares of its Class A common stock in a private placement for gross proceeds of $2.0 million.

In March 2018, the Company granted 18,834 shares of restricted stock with immediate vesting to individuals for services performed. These shares were granted outside of the Company’s 2017 Omnibus Equity Compensation Plan.

Dividends paid by Turning Point

On November 9, 2017, the Board of Directors of Turning Point approved the initiation of a cash dividend to its shareholders. During the nine months ended September 30, 2019, Turning Point paid or accrued dividends of $1.4 million to its shareholders other than SDI. The most recent dividend was paid on October 11, 2019 to shareholders of record at the close of business on September 20, 2019.

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

Note 18. Share-Based Compensation

On June 9, 2017, the Company’s Board adopted the 2017 Omnibus Equity Compensation Plan (the “2017 Plan”) in order to provide employees of the Company and its subsidiaries, certain consultants and advisors who perform services for the Company or its subsidiaries, and non-employee members of the Board of the Company with the opportunity to receive grants of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units, and other stock-based awards. The Board authorized 1,000,000 shares of the Class A Common Stock of the Company to be issued under the Plan. The Plan was approved by the Company’s stockholders by partial written consent on July 14, 2017, and in accordance with the rules of the Securities and Exchange Commission and Delaware corporation law regarding approval by partial written consent, became effective on August 17, 2017. As of September 30, 2019, the Company had 982,183 shares available for grant under the 2017 Plan.

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

Including the share-based compensation expense of SDI’s subsidiaries, the Company recorded share-based compensation expense of $1.2 million and $0.5 million recorded for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, the Company recorded share-based compensation expense of $3.0 million and $1.7 million, respectively. This expense is a component of selling, general and administrative expense in the condensed consolidated statements of income (loss).

No options of SDI were exercised during the three and nine months ended September 30, 2019 and 2018.

Information with respect to the adjusted activity of outstanding stock options is summarized as follows:

	Number of Shares	Price Range		Weighted Average Remaining Contractual term
Balance, January 1, 2019	2,463	$31.00	$46.25
Cancelled	-	-	-
Balance, September 30, 2019	2,463	$31.00	$46.25	3.1 years
Vested and exercisable at September 30, 2019	2,463	$31.00	$46.25	3.1 years

The following table provides additional information about the Company’s stock options outstanding and exercisable as of September 30, 2019:

	Options Outstanding and Exercisable
		Weighted Average
Range of Exercise Prices	Number of Shares	Remaining Contractual Life		Exercise Price
$ 31.00 - $ 31.25	1,400	4.6	years	$31.18
$ 45.25 - $46.25	1,063	1.2	years	45.63
$ 31.00 - $46.25	2,463	3.1	years	$37.41

The Company grants restricted stock awards (“RSA”) which is the right to receive shares. The fair value of RSAs is based on the market price for the stock at the date of grant.

The following table summarizes the changes in non-vested RSAs for the nine months ended September 30, 2019:

	Shares	Weighted Average Grant Date Fair Value
Non-vested RSAs at January 1, 2019	127,005	$10.96
Granted	6,747	14.45
Vested	(44,107)	11.28
Cancelled/Forfeited	(4,779)	13.34
Non-vested RSAs at September 30, 2019	84,866	$10.94

As of September 30, 2019, there was $0.6 million of total unrecognized stock-based compensation expense, related to restricted stock awards, which will be recognized over the weighted-average remaining vesting period of one year.

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

SDI has recorded a full valuation allowance as of September 30, 2019, offsetting its U.S. federal and state net deferred tax assets which primarily represent net operating loss carry forwards (“NOLs”). As of September 30, 2019, the Company’s management concluded, based upon the evaluation of all available evidence, that it is more likely than not that the U.S. federal and state net deferred tax assets will not be realized.  Due to the reverse acquisition transaction with Turning Point, the Company determined that SDI has experienced a “change in control” as defined in Internal Revenue Code Section 382, which will result in an annual limitation on SDI’s utilization of NOLs in future periods. The Company completed the evaluation of the effects of Section 382 on SDI’s future utilization of its NOLs, and determined that the Company will be limited to $10.6 million of its $33.0 million pre-2018 NOLs over the next 20 years. All NOLs generated after December 31, 2017 have an indefinite life.

The Company’s income tax expense for the three and nine months ended September 30, 2019 was $2.2 million and $6.6 million, respectively. The Company’s income tax expense for the three and nine months ended September 30, 2018 was $1.4 million and $4.2 million, respectively. Turning Point’s effective income tax rate for the three and nine months ended September 30, 2019 was 26% and 21%, respectively, which includes discrete tax deduction of $0.1 million and $4.6 million for the three and nine months ended September 30, 2019, respectively, relating to stock option exercises. Turning Point’s effective income tax rate for the three and nine months ended September 30, 2018, was 15% and 17%, respectively, which includes discrete tax deductions of $3.3 million and $5.2 million for the three and nine months ended September 30, 2018, respectively, relating to stock option exercises.

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

As a part of the Company’s impairment of other indefinite lived intangible assets as described more fully in Note 11, “Goodwill and Intangible Asset Impairments,” the Company reversed its deferred tax liability recorded as a part of the purchase of Maidstone during the nine months ended September 30, 2019. The reversal decreased deferred income taxes by $0.4 million on the condensed consolidated balance sheet as of September 30, 2019 and provided an income tax benefit of $0.4 million to the condensed consolidated statements of income (loss) for the nine months ended September 30, 2019.

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

Turning Point has several subsidiaries engaged in making, distributing and retailing (online and in bricks-and-mortar) vapor products. As a result of the overall publicity and controversy surrounding the vapor industry generally, many companies have received informational subpoenas from various regulatory bodies and in some jurisdictions regulatory lawsuits have been filed regarding marketing practices and possible underage sales. Turning Point expects that its subsidiaries will be subject to some such cases and information requests. In the acquisition of the vapor businesses, Turning Point negotiated financial “hold-backs”, which it expects to be able to use to defray expenses associated with the information production and the cost of defending any such lawsuits. To the extent that litigation becomes necessary, Turning Point believes that the subsidiaries have strong factual and legal defenses against claims that it unfairly marketed vapor products.

On October 8, 2019, the City of New York filed a complaint against twenty-three companies, including IVG and VaporFi, making various allegations including selling to consumers over the age of 18 but under 21. In response, those subsidiaries have ceased all sales into New York City, which was an immaterial market for those businesses. The complaint has not been served on Turning Point’s subsidiaries. If the complaint is served, Turning Point believes that there are strong defenses and expect that the subsidiaries will vigorously defend the claims. Nonetheless, there can be no assurance that the subsidiaries will prevail, and an adverse result could have a material adverse effect on Turning Point’s business and results of operations.

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

The Company has experienced continuing losses in its Insurance segment, primarily driven by increases in losses and loss adjustment expenses, along with the full impairment of its goodwill and other intangible asset balances. The Company has no plans to contribute additional capital to its Insurance segment and anticipates it will continue to incur losses for the foreseeable future. In August 2019, Maidstone consented to the entry of an order of liquidation pursuant to Article 74 of the New York Consolidated Insurance Law (“Order of Liquidation”) with the New York State Department of Financial Services (the “NYSDFS”) and began to negotiate the terms of the Order of Liquidation with the NYSDFS. As of September 30, 2019, the NYSDFS has not yet filed its petition for the entry of an Order of Liquidation. If the entry of the Order of Liquidation is approved, the Company expects to be relieved of all the assets and liabilities of Maidstone by the New York State Liquidation Bureau (“Liquidation Bureau”). These condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties and such adjustments could be material to the Company’s financial position and results of operations.

Concentrations

Maidstone primarily wrote personal automobile and homeowner’s insurance in New York. Maidstone’s financial position, results of operations and cash flows are susceptible to risks as a result of these concentrations. In addition, Maidstone wrote a significant amount of business through brokers and a credit risk exists should any of these brokers be unable to fulfill their obligations with respect to the payment of insurance balances. Since April 1 and July 1, 2019, Maidstone is no longer writing new personal automobile and homeowner’s insurance policies, respectively. As prescribed by section 3425 of the New York Insurance Law, Maidstone continues to write renewal policies for existing personal automobile and homeowner’s insurance policyholders.

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

Note 21. Legal Settlement

Turning Point engaged in discussions and mediation with VMR Products LLC (“VMR”), which was acquired in 2018. Pursuant to a Distribution and Supply Agreement (“VMR Agreement”), VMR was providing Turning Point with V2 e-cigarettes for the exclusive distribution in bricks-and-mortar stores in the United States. Under the terms of the VMR Agreement, in the event of termination following a change in control, the acquirer was required to make a payment to Turning Point under a formula designed to provide Turning Point with a fair share of the value created by Turning Point’s performance under the VMR Agreement. The discussions have been completed and Turning Point received $6.7 million in the second quarter of 2019 to settle the issue.  Net of legal costs and reserves for anticipated future returns associated with the discontinuance, Turning Point recorded a $5.5 million gain in the second quarter, which was recorded as a reduction to selling, general, and administrative expenses.

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

The following tables set forth the computation of basic and diluted net income (loss) per share of Class A and Class B common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2019	2018	2019	2018
Basic net income (loss) per common share calculation:
Net income (loss) attributable to SDI	$234	$1,367	$(2,347)	$5,417

Weighted average Class A common shares outstanding – basic	9,085,510	8,778,850	9,063,511	8,647,978
Weighted average Class B common shares outstanding – basic	7,744,622	7,898,562	7,752,647	7,970,845
Weighted average common shares outstanding – basic	16,830,132	16,677,412	16,816,158	16,618,823
Net income (loss) attributable to SDI per share of common stock – basic	$0.01	$0.08	$(0.14)	$0.33

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2019	2018	2019	2018
Diluted net income (loss) attributable to SDI per common share calculation:
Net income (loss) attributable to SDI	$234	$1,367	$(2,347)	$5,417
Impact of subsidiary dilutive securities (1)	(90)	(93)	(74)	(233)
Net income (loss) attributable to SDI - diluted	$144	$1,274	$(2,421)	$5,184

Weighted average Class A common shares outstanding – basic	9,085,510	8,778,850	9,063,511	8,647,978
Weighted average Class B common shares outstanding – basic	7,744,622	7,898,562	7,752,647	7,970,845
Dilutive impact of stock options and restricted stock awards	47,558	64,248	-	42,986
Weighted average common shares outstanding – diluted	16,877,690	16,741,660	16,816,158	16,661,809
Net income (loss) attributable to SDI per share of common stock – diluted	$0.01	$0.08	$(0.14)	$0.31

(1)
The Company records an adjustment to net income (loss) in the relevant period for the dilutive impact of subsidiary stock-based awards on the Company’s reported net income (loss) for purposes of calculating net income (loss) per share.

For the three and nine months ended September 30, 2019 and 2018, 2,463 stock options have been excluded from the computation of diluted weighted average shares outstanding, as they are anti-dilutive.

Note 23. Segment Information

In accordance with ASC 280, Segment Reporting, the Company has five reportable segments. Three of the Company’s segments are also those of Turning Point: (1) Smokeless products; (2) Smoking products; and (3) NewGen products. The Smokeless products segment (i) manufactures and markets moist snuff and (ii) contracts for and markets chewing tobacco products. The Smoking products segment (i) markets and distributes cigarette papers, tubes, and related products; (ii) markets and distributes finished cigars and MYO cigar wraps; and (iii) processes, packages, markets, and distributes traditional pipe tobaccos. The NewGen products segment (i) markets and distributes e-cigarettes, e-liquids, vaporizers, and certain other products without tobacco and/or nicotine; (ii) markets and distributes a wide assortment of vaping and Cannabidiol (“CBD”) related products to non-traditional retail outlets via VaporBeast, Vapor Shark, Vapor Supply, and IVG and Solace, and (iii) markets and distributes a wide assortment of vaping and CBD related products to individual consumers via Vapor Shark and VaporFi branded retail outlets in addition to online platforms. Smokeless and Smoking products are distributed primarily through wholesale distributors in the United States while NewGen products are distributed primarily through e-commerce to non-traditional retail outlets and direct to consumers in the United States. The Other segment includes the costs and assets of Turning Point not assigned to one of the three reportable segments such as intercompany transfers, deferred taxes, deferred financing fees, and investments in subsidiaries.

Beginning in the first quarter of 2018, as a result of the acquisition of an insurance company, the Company has an additional segment, Insurance. The Insurance segment represents the Company’s property and casualty insurance business, operated through Maidstone, a New York domiciled seller of auto and personal lines.

The Company has experienced continuing losses in its Insurance segment, primarily driven by increases in losses and loss adjustment expenses, along with the full impairment of its goodwill and other intangible asset balances. The Company has no plans to contribute additional capital to its Insurance segment and anticipates it will continue to incur losses for the foreseeable future. In August 2019, Maidstone consented to the entry of an order of liquidation pursuant to Article 74 of the New York Consolidated Insurance Law (“Order of Liquidation”) with the New York State Department of Financial Services (the “NYSDFS”) and began to negotiate the terms of the Order of Liquidation with the NYSDFS. See Note 20, “Contingencies” for additional information.

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

The tables below present financial information about reported segments:

	Three Months Ended September 30,
(In thousands)	2019	2018
Revenues
Smokeless Products	$26,187	$21,743
Smoking Products	30,222	28,079
NewGen Products	40,391	33,527
Insurance	6,544	7,560
Other(1)	720	686
	104,064	91,595

Operating Income
Smokeless Products	9,392	5,861
Smoking Products	12,931	10,861
NewGen Products	(1,233)	2,539
Insurance	(249)	(909)
Other(1)	(9,230)	(7,463)
	11,611	10,889

Interest expense	4,680	4,450
Interest and investment income	(777)	(243)
Loss on extinguishment of debt	2,117	-
Net periodic benefit (income) expense, excluding service cost	(12)	(45)
Income before income taxes	$5,603	$6,727

Capital Expenditures
Smokeless products	$1,208	$251
Smoking products	-	-
NewGen products	888	274
Insurance	6	20
Other(1)	-	-
	$2,102	$545
Depreciation and amortization
Smokeless products	$415	$342
Smoking products	-	-
NewGen Products	633	343
Insurance	33	51
Other(1)	391	375
	$1,472	$1,111

	Nine Months Ended September 30,
	2019	2018
(In thousands)
Revenues
Smokeless Products	$74,907	$66,900
Smoking Products	81,104	84,403
NewGen Products	125,756	87,089
Insurance	21,958	22,775
Other(1)	2,115	1,764
	305,840	262,931

Operating Income
Smokeless Products	26,610	21,049
Smoking Products	33,251	31,855
NewGen Products	9,056	5,511
Insurance	(8,622)	259
Other(1)	(28,453)	(24,646)
	31,842	34,028

Interest expense	13,529	12,556
Interest and investment income	(1,115)	(620)
Loss on extinguishment of debt	2,267	2,384
Net periodic benefit (income) expense, excluding service cost	(34)	176
Income before income taxes	$17,195	$19,532

Capital Expenditures
Smokeless products	$2,310	$1,140
Smoking products	-	-
NewGen products	1,750	388
Insurance	42	63
Other(1)	15	-
	$4,117	$1,591
Depreciation and amortization
Smokeless products	$1,137	$1,014
Smoking products	-	-
NewGen Products	1,797	1,139
Insurance	118	163
Other(1)	1,145	936
	$4,197	$3,252

(In thousands)	September 30, 2019	December 31, 2018
Assets
Smokeless Products	$111,541	$99,441
Smoking Products	140,940	142,520
NewGen Products	116,484	95,397
Insurance	38,132	52,169
Other (1)	118,701	32,416
	$525,798	$421,943

(1)
“Other” includes sales, operating income or assets that are not assigned to the other four reportable segments, such as sales, operating income or assets of SDI and Standard Outdoor, and Turning Point deferred taxes. All goodwill has been allocated to reportable segments.

Revenue Disaggregation- Sales Channel

Revenues of the Smokeless and Smoking segments are primarily comprised of sales made to wholesalers while NewGen sales are made to business to business and business to consumer, both online and through Turning Point’s corporate retail stores. NewGen net sales are broken out by sales channel below.

	NewGen Segment
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(In thousands)
Business to Business	$29,981	$26,603	$93,182	$72,948
Business to Consumer - Online	8,367	4,361	25,052	8,095
Business to Consumer - Corporate store	2,017	2,550	7,381	5,943
Other	26	13	141	103
	$40,391	$33,527	$125,756	$87,089

Net Sales – Domestic and Foreign

The following table shows a breakdown of consolidated net sales between domestic and foreign.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Domestic	$91,956	$79,215	$273,636	$228,590
Foreign	5,564	4,820	10,246	11,566
Net Sales	$97,520	$84,035	$283,882	$240,156

Note 24. Related Party Transactions

SDI has engaged the services of CFGI, formerly Pine Hill Group, and Edward J. Sweeney to serve as interim Chief Financial Officer effective May 31, 2017. Mr. Sweeney carries out his role as interim Chief Financial Officer of the Company pursuant to an agreement between the Company and CFGI. Mr. Sweeney is a partner at CFGI. The agreement outlines the scope of responsibilities of CFGI, as well as Mr. Sweeney’s role. These include, but are not limited to, services provided to the Company as interim Chief Financial Officer, controllership services, technical accounting and financial reporting services, and risk, valuation and transaction advisory services. CFGI is compensated at an hourly rate for performing services pursuant to the agreement. CFGI is responsible for all payments to Mr. Sweeney. As a result, Mr. Sweeney has received no direct compensation from the Company and the amount of aggregate payments made to CFGI is based on the amount of work performed on the Company’s behalf by all CFGI resources. During the three and nine months ended September 30, 2019, the Company incurred expenses of $0.2 million and $0.7 million, respectively, related to services provided by CFGI.

Note 25. Statutory Information

The Company’s insurance subsidiary, Maidstone, is subject to insurance laws and regulations in the jurisdictions in which it operates. These regulations include certain restrictions on the amount of dividends or other distributions available to unitholders.

Under the insurance laws of New York State, Maidstone is restricted (on a basis of the lower of 10% of Maidstone’s statutory surplus at the end of the preceding twelve-month period or 100% of Maidstone’s adjusted net investment income for the preceding twelve-month period) as to the amount of dividends that Maidstone may declare or pay in any twelve-month period without prior approval of the NYSDFS. As of September 30, 2019, the maximum amount of dividends that may be paid by Maidstone without approval of the NYSDFS was $-0-. Further, under New York State law, companies may pay cash dividends only from earned surplus on a statutory basis. No dividends were declared or paid by Maidstone during the three or nine months ended September 30, 2019.

Maidstone is subject to certain risk-based capital (“RBC”) requirements as specified by the National Association of Insurance Commissioners (“NAIC”). Under such requirements, the amount of capital and surplus maintained by a property and casualty insurance company is to be determined on various risk factors including risk-based capital ratios. In August 2019, Maidstone reported a negative statutory capital and surplus to the NYSDFS for the second quarter of 2019. Due to the negative statutory surplus, the NYSDFS requested that Maidstone consent to an Order of Liquidation and in August 2019 Maidstone consented to the filing of a petition for the entry of an Order of Liquidation. As of September 30, 2019, the NYSDFS has not yet filed the petition for the entry of an Order of Liquidation. If approved, an Order of Liquidation would relieve the Company of the assets and liabilities of Maidstone, which would be transferred to the New York Liquidation Bureau.

Statutory combined capital and (deficit) surplus and net loss of Maidstone were as follows as of:

(In thousands)	September 30, 2019	December 31, 2018
Statutory capital and (deficit) surplus	$(559)	$4,769
Statutory net loss	$(5,522)	$(9,559)

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

Note 26. Subsequent Events

In October 2019, the Board of Directors of Turning Point initiated a review of strategic alternatives for the third-party vaping distribution business included within the NewGen segment. There can be no assurances that this process will result in the approval or completion of any particular strategic alternative or transaction in the future. Based on this review and other factors, Turning Point determined an interim impairment analysis of the goodwill and other intangible assets recorded in the NewGen segment was required. Turning Point has not yet completed the interim impairment analysis and impairment, if any, will be recorded in the fourth quarter.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements may generally be identified by the use of words such as "anticipate," "believe," "expect," "intend," "plan" and "will" or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. As a result, actual events may differ materially from those expressed in or suggested by the forward-looking statements. Any forward-looking statement made by SDI in this Quarterly Report on Form 10-Q speaks only as of the date hereof. New risks and uncertainties come up from time to time, and it is impossible for SDI to predict these events or how they may affect it. SDI has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws. Factors that could cause these differences include, but are not limited to:

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

You should read the following discussion of the historical financial condition and results of operations in conjunction with our interim condensed consolidated financial statements and accompanying notes, which are included elsewhere in this Quarterly Report on Form 10-Q. In addition, this discussion includes forward-looking statements subject to risks and uncertainties which may result in actual results differing from statements we make. See “Cautionary Note Regarding Forward-Looking Statements.” Factors that could cause actual results to differ include those risks and uncertainties discussed in “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on March 11, 2019 and in the Company’s Form 10-Q for the quarter ended March 31, 2019, filed with the SEC on May 8, 2019, and the quarter ended June 30, 2019, filed with the SEC on August 7, 2019.

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

Recent Developments

Maidstone Insurance

In August 2019, we reported a negative statutory capital and surplus of Maidstone to the New York State Department of Financial Services (“NYSDFS”). The NYSDFS requested that Maidstone consent to an order of liquidation under Article 74 of New York State Insurance law (“Order of Liquidation”) to effect a liquidation of Maidstone by the NYSDFS. On August 7, 2019, Maidstone consented to the filing of a petition for the entry of an Order of Liquidation. Once the petition for the entry of an Order of Liquidation is filed and subsequently approved by New York State, we expect to be relieved of the assets and liabilities of Maidstone, which would be turned over to the New York State Liquidation Bureau (“Liquidation Bureau”).

Turning Point Brands

The Turning Point Board of Directors is reviewing strategic alternatives for Turning Point’s third-party vaping distribution business. Turning Point is committed to capitalizing on our core competencies in branding, distribution, product development, and regulatory affairs to create market-leading adult actives products. This includes investing in the FDA PMTA process for our proprietary brands. However, Turning Point believes the expected future returns from third-party vaping distribution may not justify the required investment of human and financial resources going forward. There can be no assurance that this process will result in the approval or completion of any particular strategic alternative or transaction in the future.

Solace Technologies Acquisition

In July 2019, Turning Point acquired the assets of E-Vape 12, Inc and Solace Technologies LLC (“Solace”) for $8.0 million in total consideration, comprised of $7.7 million in cash and $0.5 million holdback for 18 months. As additional consideration, Turning Point will issue, to the former owners, stock equal to $2.31 million upon the achievement of certain annual milestones. In addition, 88,582 performance based restricted stock with a fair value of $4.62 million were issued to former owners who became employees. Solace is an innovative product development company that has grown from the creator of one of the leading vape juice brands in the industry into a leader of alternative ingredients product development. Turning Point intends to incorporate Solace’s innovative products as well as the legacy vapor products into its Nu-X Ventures development engine.

ReCreation Marketing Investment

In July 2019, Turning Point obtained a 30% stake in Canadian distribution entity, ReCreation Marketing (“ReCreation”). Turning Point may invest $3 million through its newly-created subsidiary, Turning Point Brands (Canada) Inc., into ReCreation, with options to acquire up to a 50% ownership position. Turning Point will receive board seats aligned with its ownership position.

ReCreation is a specialty marketing and distribution firm focused on building brands in the Canadian smoking, vaping and alternative products categories. ReCreation’s management has significant expertise in marketing and distributing tobacco and cannabis products throughout Canada. ReCreation’s management and advisory team has over 50 years combined experience building and managing a portfolio of premium brands, all supported by an expert team of sales associates working across Canada to provide service to over 30,000 traditional retail outlets and newly-constructed cannabis dispensaries.

Convertible Notes Offering

See Note 14, “Notes Payable and Long-term Debt,” for discussion regarding Turning Point’s Convertible Senior Notes.

Standard Outdoor

On May 7, 2019, we, through Standard Outdoor, completed an asset acquisition consisting of nine billboard structures located in Georgia, as well as the ground leases and advertising contracts relating to such billboard structures for total consideration of $0.6 million.

SDI

On September 18, 2019, we entered into a Term Loan Agreement (the “Term Loan Agreement”) with GACP II, L.P., a Delaware limited partnership (the “Agent”), as administrative agent and collateral agent for the financial institutions (the “Lenders”). The Term Loan Agreement provides for a term loan of $25.0 million (the “Term Loan”). The Term Loan will be used to (a) repay, in full, all outstanding indebtedness under the Crystal Term Loan (as defined herein), (b) finance the purchase of common stock of Turning Point, (c) finance the repurchase of our common stock, (d) fund certain fees and expenses, and (e) provide working capital. At closing of the Term Loan, we received net proceeds from the Term Loan of $9.1 million.

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

Overview of Turning Point

Turning Point is a holding company which owns North Atlantic Trading Company, Inc. (“NATC”), and its subsidiaries, Turning Point Brands, LLC (“TPLLC”), and its subsidiaries, and Turning Point Brands (Canada) Inc. (“TPBC”).  NATC includes subsidiaries National Tobacco Company, L.P. (“NTC”), National Tobacco Finance, LLC (“NTFLLC”), North Atlantic Operating Company, Inc. (“NAOC”), North Atlantic Cigarette Company, Inc. (“NACC”), and RBJ Sales, Inc. (“RBJ”). TPLLC includes subsidiaries Intrepid Brands, LLC (“Intrepid”), Vapor Beast, LLC (“VaporBeast”, f/k/a Smoke Free Technologies, Inc.), Vapor Shark, LLC, and its subsidiaries (collectively, “Vapor Shark”, f/k/a The Hand Media), Vapor Acquisitions Company, LLC (“Vapor Supply”), Vapor Finance, LLC (“VFIN”), International Vapor Group, LLC and its subsidiaries (collectively, “IVG”), and Nu-X Ventures, LLC (“Nu-X”).

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

Turning Point has identified additional growth opportunities in the emerging alternatives market. In January 2019, it established its subsidiary, Nu-X Ventures (“Nu-X”), a new company and wholly-owned subsidiary dedicated to the development, production and sale of alternative products and acquisitions in related spaces. The creation of Nu-X allows Turning Point to leverage its expertise in traditional OTP management to alternative products. The Turning Point management team has over 100 years of experience navigating federal, state and local regulations that are directly applicable to the growing alternatives market. In July 2019, Turning Point acquired a 30% stake in ReCreation Marketing (“ReCreation). ReCreation is a specialty marketing and distribution firm focused on building brands in the Canadian smoking, vaping and alternative products categories. The investment will leverage ReCreation’s significant expertise in marketing and distributing tobacco and cannabis products throughout Canada. In November 2018, Turning Point acquired a minority stake in Canadian American Standard Hemp Inc. (“CASH”). The investment in CASH positions Turning Point to meaningfully participate in the market for hemp-derived products. Through its investment in CASH, Turning Point has access to CASH’s proprietary extraction processes enabling the harvest of cannabinoids for use in the creation and distribution of high-quality hemp-derived products. Both investments are part of Nu-X and Turning Point plans to make additional investments, partnerships and acquisitions to drive the business of Nu-X. These endeavors will enable Turning Point to continue to identify unmet customer needs and provide quality products that Turning Point believes will result in genuine customer satisfaction and foster the growth of revenue.

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

Products

Turning Point operates in three segments: Smokeless products, Smoking products and NewGen products. In Turning Point’s Smokeless products segment, Turning Point (i) manufactures and markets moist snuff and (ii) contracts for and market loose leaf chewing tobacco products. In Turning Point’s Smoking products segment, Turning Point (i) markets and distributes cigarette papers, tubes and related products; (ii) markets and distributes finished cigars and MYO cigar wraps; and (iii) processes, packages, markets, and distributes traditional pipe tobaccos. In Turning Point’s NewGen products segment, Turning Point (i) markets and distributes e-cigarettes, e-liquids, vaporizers  and certain other products without tobacco and/or nicotine; (ii) markets and distributes a wide assortment of vaping and Cannabidiol (“CBD”) related products to non-traditional retail via VaporBeast, Vapor Shark, Vapor Supply and IVG and IVG; and (iii) markets and distributes a wide assortment of vaping and CBD related products to individual consumers via Vapor Shark and VaporFi branded retail outlets in addition to online platforms. Turning Points portfolio of brands includes some of the most widely recognized names in the OTP industry, such as Stoker’s® in the Smokeless segment, Zig-Zag® in the Smoking segment, and VaporBeast® and VaporFi® in the NewGen segment.

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

Overview of Pillar General

On January 2, 2018, Pillar General acquired all of the outstanding capital stock of Interboro Holdings, Inc. (“Interboro”) for a cash purchase price of $2.5 million. Under the name Maidstone Insurance Company (“Maidstone”), Maidstone offered personal automobile and homeowner’s insurance, primarily in the state of New York. The results of Maidstone are included in our condensed consolidated results as of January 2, 2018, the date of acquisition.

During the nine months ended September 30, 2019, we recorded impairment charges of $0.8 million and $2.0 million related to the full impairment of the goodwill and intangible asset balances, respectively, in our Insurance segment. This impairment was a result of changes in the future outlook for the Insurance segment and certain other factors impacting recoverability, identified in the first quarter of 2019. As a result, there are no goodwill or intangible assets balances remaining in our Insurance segment.

In addition, Maidstone is subject to certain risk-based capital (“RBC”) requirements as specified by the National Association of Insurance Commissioners (“NAIC”). Under such requirements, the amount of capital and surplus maintained by a property and casualty insurance company is to be determined on various risk factors including risk-based capital ratios. In August 2019, the Company reported a negative statutory capital and surplus to the NYSDFS. The NYSDFS requested that the Company consent to an Order of Liquidation to effect a liquidation of the Company by the NYSDFS. On August 7, 2019, Maidstone consented to the filing of a petition for the entry of an Order of Liquidation. As of September 30, 2019, the NYSDFS had not yet filed the petition for entry of the Order of Liquidation.

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

Consolidated Results of Operations

The table and discussion set forth below relate to our condensed consolidated results of operations:

Comparison of the Three Months Ended September 30, 2019 to the Three Months Ended September 30, 2018

	Three Months Ended September 30,
(in thousands)	2019	2018	% Change
Revenues
Smokeless Products	$26,187	$21,743	20.4%
Smoking Products	30,222	28,079	7.6%
NewGen Products	40,391	33,527	20.5%
Insurance	6,544	7,560	-13.4%
Other	720	686	5.0%
Total revenues	$104,064	$91,595	13.6%

Operating Income
Smokeless Products	$9,392	$5,861	60.2%
Smoking Products	12,931	10,861	19.1%
NewGen Products	(1,233)	2,539	-148.6%
Insurance	(249)	(909)	-72.6%
Other	(9,230)	(7,463)	23.7%
Total operating income	11,611	10,889	6.6%

Interest expense	4,680	4,450	5.2%
Interest and investment income	(777)	(243)	219.8%
Loss on extinguishment of debt	2,117	-	100.0%
Net periodic benefit income, excluding service cost	(12)	(45)	-73.3%
Income before income taxes	5,603	6,727	-16.7%
Income tax expense	2,236	1,436	55.7%
Net income	3,367	5,291	-36.4%
Amounts attributable to noncontrolling interests	(3,133)	(3,924)	-20.2%
Net income attributable to SDI	$234	$1,367	-82.9%

Total revenues. For the three months ended September 30, 2019, total revenues were $104.1 million, an increase of $12.5 million, or 13.6%, from $91.6 million for the three months ended September 30, 2018. The increase in total revenue was primarily driven by volume growth across all Turning Point segments in 2019, partially offset by a $1.0 million reduction in insurance premiums earned as a result of the decision to cease writing new policies during 2019.

Total operating income. For the three months ended September 30, 2019, total operating income was $11.6 million, an increase of $0.7 million, or 6.6%, from $10.9 million for the three months ended September 30, 2018. This increase was primarily due to increases in Turning Point’s operating income in the Smokeless and Smoking Products segments. These increases were partially offset by the shift to an operating loss in Turning Point's NewGen Products segment driven primarily by $2.0 million of new product launch costs of Nu-X products.

Interest expense. For the three months ended September 30, 2019, interest expense was $4.7 million compared to $4.5 million for the three months ended September 30, 2018. This increase of $0.2 million was primarily due to a higher average outstanding debt balances as a result of the Convertible Senior Notes entered into during the three months ended September 30, 2019.

Interest and investment income. Interest and investment income relating to investment of the MSA escrow deposits as well as SDI’s cash and cash equivalents was $0.8 million for the three months ended September 30, 2019, compared to $0.2 million for the three months ended September 30, 2018.

Loss on extinguishment of debt. For the three months ended September 30, 2019, we had a loss on extinguishment of debt of $2.1 million due to Turning Point paying off the 2018 Second Lien Credit Facility and SDI paying off the Crystal Term Loan. For the three months ended September 30, 2018, there was no gain or loss on extinguishment of debt.

Net periodic benefit income, excluding service cost. For the three months ended September 30, 2019, net periodic benefit income, excluding service cost was approximately $12,000 of income compared to approximately $45,000 for the three months ended September 30, 2018.

Income before income taxes. For the three months ended September 30, 2019, income before income taxes was $5.6 million compared to $6.7 million for the three months ended September 30, 2018. This decrease of $1.1 million was primarily due to the factors noted above.

Income tax expense. Our income tax expense was $2.2 million for the three months ended September 30, 2019 and is attributable to Turning Point’s income. Income tax expense was $1.4 million for the three months ended September 30, 2018.

Net income. Due to the factors described above, net income for the three months ended September 30, 2019 and 2018 was $3.4 million and $5.3 million, respectively.

Amounts attributable to noncontrolling interests. Income attributable to noncontrolling interests of $3.1 million and $3.9 million for the three months ended September 30, 2019 and 2018, respectively, was related to the shareholders of Turning Point other than SDI. The decrease was directly attributable to the decrease in Turning Point’s net income.

Net income attributable to SDI. For the three months ended September 30, 2019, net income attributable to SDI was $0.2 million compared to net income of $1.4 million for the three months ended September 30, 2018, a decrease of $1.1 million or 82.9%. This decrease was a result of the items discussed above.

Comparison of the Nine Months Ended September 30, 2019 to the Nine Months Ended September 30, 2018

	Nine Months Ended September 30,
(in thousands)	2019	2018	% Change
Revenues
Smokeless Products	$74,907	$66,900	12.0%
Smoking Products	81,104	84,403	-3.9%
NewGen Products	125,756	87,089	44.4%
Insurance	21,958	22,775	-3.6%
Other	2,115	1,764	19.9%
Total revenues	$305,840	$262,931	16.3%

Operating Income
Smokeless Products	$26,610	$21,049	26.4%
Smoking Products	33,251	31,855	4.4%
NewGen Products	9,056	5,511	64.3%
Insurance	(8,622)	259	-3429.0%
Other	(28,453)	(24,646)	15.4%
Total operating income	31,842	34,028	-6.4%

Interest expense	13,529	12,556	7.7%
Interest and investment income	(1,115)	(620)	79.8%
Loss on extinguishment of debt	2,267	2,384	-4.9%
Net periodic benefit (income) expense, excluding service cost	(34)	176	-119.3%
Income before income taxes	17,195	19,532	-12.0%
Income tax expense	6,569	4,153	58.2%
Net income	10,626	15,379	-30.9%
Amounts attributable to noncontrolling interests	(12,973)	(9,962)	30.2%
Net (loss) income attributable to SDI	$(2,347)	$5,417	-143.3%

Total revenues. For the nine months ended September 30, 2019, total revenues were $305.8 million, an increase of $42.9 million, or 16.3%, from $262.9 million for the nine months ended September 30, 2018. The increase in total revenues was primarily driven by volume growth in Turning Point’s NewGen segment which includes an additional eight additional months of IVG results in 2019, and sales from Turning Point’s newly launched Nu-X alternative products.

Total operating income. For the nine months ended September 30, 2019, total operating income was $31.8 million, a decrease of $2.2 million, or 6.4%, from $34.0 million for the nine months ended September 30, 2018. This decrease was primarily due to impairment losses recorded on our goodwill and other intangible assets in our Insurance segment of $2.8 million. This impairment loss was coupled with a combined $6.1 million of higher other operating expenses and incurred losses and loss adjustment expenses in our Insurance segment. The increased expenses are partially offset by Turning Point’s net $5.5 million gain related to the settlement of the VMR Distribution and Supply agreement (VMR Agreement) during the second quarter of 2019, as well as $1.0 million less of transactional costs.

Interest expense. For the nine months ended September 30, 2019, interest expense was $13.5 million compared to $12.6 million for the nine months ended September 30, 2018. This increase of $0.9 million was primarily due to a higher average outstanding debt balances and higher interest rates during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

Interest and investment income. Interest and investment income relating to investment of the MSA escrow deposits as well as SDI’s cash and cash equivalents was approximately $1.1 million for the nine months ended September 30, 2019, compared to $0.6 million for the nine months ended September 30, 2018.

Loss on extinguishment of debt. For the nine months ended September 30, 2019, loss on extinguishment of debt was $2.3 million as the result of Turning Point’s payment on its 2018 Second Lien Credit Facility and SDI’s repayment of the Crystal Term Loan. For the nine months ended September 30, 2018, loss on extinguishment of debt was $2.4 million as a result of Turning Point refinancing its credit facility in the first quarter of 2018.

Net periodic benefit (income) expense, excluding service cost. For the nine months ended September 30, 2019, net periodic benefit (income) expense, excluding service cost was approximately $34,000 of income compared to $0.2 million for the nine months ended September 30, 2018.

Income before income taxes. For the nine months ended September 30, 2019, income before income taxes was $17.2 million compared to $19.5 million for the nine months ended September 30, 2018. This decrease of $2.3 million was primarily due to the factors noted above.

Income tax expense. Our income tax expense was $6.6 million for the nine months ended September 30, 2019 and attributable to Turning Point’s income offset by an increase in income tax benefit on Maidstone due to a reversal of deferred tax liability, which provided an income tax benefit during the nine months ended September 30, 2019. Income tax expense was $4.2 million for the nine months ended September 30, 2018.

Net income. Due to the factors described above, net income for the nine months ended September 30, 2019 and 2018 was $10.6 million and $15.4 million, respectively.

Amounts attributable to noncontrolling interests. Income attributable to noncontrolling interests of $13.0 million and $10.0 million for the nine months ended September 30, 2019 and 2018, respectively, was related to the shareholders of Turning Point other than SDI and was directly attributable to the increase in Turning Point’s net income.

Net (loss) income attributable to SDI. For the nine months ended September 30, 2019, net loss attributable to SDI was $(2.3) million compared to net income of $5.4 million for the nine months ended September 30, 2018, a decrease of $7.7 million or 143.3%. This decrease was a result of the items discussed above.

Segment Results of Operations

Turning Point and Other segment

The table and discussion set forth below relate to the results of operations of the three Turning Point segments, as well as our Other reportable segment, which includes non-allocated amounts of Turning Point, SDI and Standard Outdoor:

Comparison of the Three Months Ended September 30, 2019 to the Three Months Ended September 30, 2018

	Three Months Ended September 30,
(in thousands)	2019	2018	% Change
Net sales
Smokeless products	$26,187	$21,743	20.4%
Smoking products	30,222	28,079	7.6%
NewGen products	40,391	33,527	20.5%
Other	720	686	5.0%
Total net sales	97,520	84,035	16.0%
Cost of sales	54,636	47,742	14.4%
Gross profit
Smokeless products	13,587	11,020	23.3%
Smoking products	16,619	14,814	12.2%
NewGen products	12,610	10,377	21.5%
Other	68	82	-17.1%
Total gross profit	42,884	36,293	18.2%
Selling, general and administrative expenses	31,024	24,495	26.7%
Operating income	$11,860	$11,798	0.5%

Net sales. For the three months ended September 30, 2019, overall net sales increased to $97.5 million from $84.0 million for the three months ended September 30, 2018, an increase of $13.5 million or 16.0%. The increase in net sales was primarily driven by Turning Point volume growth across all segments in 2019.

For the three months ended September 30, 2019, net sales in the Smokeless products segment increased to $26.2 million from $21.7 million for the three months ended September 30, 2018, an increase of $4.4 million or 20.4%.  For the three months ended September 30, 2019, volume increased 15.1% and price/mix increased 5.3%. The increase in net sales was primarily driven by the continuing double-digit volume growth of Stoker’s® MST partially offset by declining sales in chewing tobacco, largely attributable to long-term segment erosion, and a continuing shift to lower price products.

For the three months ended September 30, 2019, net sales in the Smoking products segment increased to $30.2 million from $28.1 million for the three months ended September 30, 2018, an increase of $2.1 million or 7.6%. For the three months ended September 30, 2019, volume increased 3.6% and price/mix increased 4.0%. The increase in net sales is primarily related to increased wrap sales.

For the three months ended September 30, 2019, net sales in the NewGen products segment increased to $40.4 million from $33.5 million for the three months ended September 30, 2018, an increase of $6.9 million or 20.5%. The increase in net sales was primarily driven by $6.3 million of Nu-X alternative products sales in the quarter (which includes our acquisition of Solace) and an additional two months of IVG net sales in 2019, offset by declines in the existing vapor businesses in September.

For the three months ended September 30, 2019 and 2018, net sales in the Other segment was $0.7 million, all of which relates to the Standard Outdoor business.

Gross profit. For the three months ended September 30, 2019, gross profit increased to $42.9 million from $36.3 million for the three months ended September 30, 2018, an increase of $6.6 million or 18.2%. Gross profit as a percentage of revenue was 44.0% for the three months ended September 30, 2019 and 43.2% for the three months ended September 30, 2018.

For the three months ended September 30, 2019, gross profit in the Smokeless products segment increased to $13.6 million from $11.0 million for the three months ended September 30, 2018, an increase of $2.6 million or 23.3%. Gross profit as a percentage of net sales increased to 51.9% of net sales for the three months ended September 30, 2019, from 50.7% of net sales for the three months ended September 30, 2018, primarily as a result of increased MST volume.

For the three months ended September 30, 2019, gross profit in the Smoking products segment increased to $16.6 million from $14.8 million for the three months ended September 30, 2018, an increase of $1.8 million or 12.2%. Gross profit as a percentage of net sales increased to 55.0% of net sales for the three months ended September 30, 2019, from 52.8% of net sales for the three months ended September 30, 2018, as a result of increased wrap sales and a continued decline in the low margin cigar business. For the three months ended September 30, 2019 cigar sales were $1.0 million compared to $1.3 million for the three months ended September 30, 2018.

For the three months ended September 30, 2019, gross profit in the NewGen products segment increased to $12.6 million from $10.4 million for the three months ended September 30, 2018, an increase of $2.2 million or 21.5%. Gross profit as a percentage of net sales increased to 31.2% of net sales for the three months ended September 30, 2019, from 31.0% of net sales for the three months ended September 30, 2018, primarily as a result of the addition of proprietary Nu-X CBD and IVG, a business-to-consumer operation which generally has higher margins. For the three months ended September 30, 2019, gross profit included $2.6 million of tariff expenses.

For the three months ended September 30, 2019 and 2018, gross profit for the Other segment was $0.1 million, respectively, all of which relates to the Standard Outdoor business.

Selling, general and administrative expenses. For the three months ended September 30, 2019, selling, general and administrative expenses increased to $31.0 million from $24.5 million for the three months ended September 30, 2018, an increase of $6.5 million or 26.7%. Selling, general and administrative expenses included $3.7 million of expense relating to the inclusion of an additional two months of IVG activity, $2.0 million of new product launch costs for Nu-X products and $1.0 million of stock options, restricted stock and incentives expense. The increased expenses were offset by $0.6 million less of transactional costs for the three months ended September 30, 2019 as compared to three months ended September 30, 2018.

Comparison of the Nine Months Ended September 30, 2019 to the Nine Months Ended September 30, 2018

	Nine Months Ended September 30,
(in thousands)	2019	2018	% Change
Net sales
Smokeless products	$74,907	$66,900	12.0%
Smoking products	81,104	84,403	-3.9%
NewGen products	125,756	87,089	44.4%
Other	2,115	1,764	19.9%
Total net sales	283,882	240,156	18.2%
Cost of sales	159,217	136,147	16.9%
Gross profit
Smokeless products	39,723	34,546	15.0%
Smoking products	43,841	43,158	1.6%
NewGen products	40,899	26,111	56.6%
Other	202	194	4.1%
Total gross profit	124,665	104,009	19.9%
Selling, general and administrative expenses	84,201	70,240	19.9%
Operating income	$40,464	$33,769	19.8%

Net sales. For the nine months ended September 30, 2019, overall net sales increased to $283.9 million from $240.2 million for the nine months ended September 30, 2018, an increase of $43.7 million or 18.2%. The increase in net sales was primarily driven by volume growth in the NewGen segment which includes an additional eight months of IVG results in 2019, and sales from the newly launched Nu-X alternative products.

For the nine months ended September 30, 2019, net sales in the Smokeless products segment increased to $74.9 million from $66.9 million for the nine months ended September 30, 2018, an increase of $8.0 million or 12.0% primarily due to the continuing volume growth of Stoker’s® MST.

For the nine months ended September 30, 2019, net sales in the Smoking products segment decreased to $81.1 million from $84.4 million for the nine months ended September 30, 2018, a decrease of $3.3 million or 3.9%. The net sales decline is primarily attributable to the delay of Canadian paper orders in the first half of the year as a result of new packaging regulations in Canada and declining sales in the low-margins cigar business.

For the nine months ended September 30, 2019, net sales in the NewGen products segment increased to $125.8 million from $87.1 million for the nine months ended September 30, 2018, an increase of $38.7 million or 44.4%. The increase in net sales was primarily driven by $11.4 million of Nu-X alternative products sales year to date (including the Solace acquisition) and an additional eight months of IVG net sales in 2019.

For the nine months ended September 30, 2019, net sales in the Other segment was $2.1 million, compared to $1.8 million for the nine months ended September 30, 2018. The increase in net sales of $0.3 million in Other related to Standard Outdoor’s out-of-home advertising business, driven by a full three quarters of results on two asset acquisitions, which were acquired during the nine months ended September 30, 2018.

Gross profit. For the nine months ended September 30, 2019, gross profit increased to $124.7 million from $104.0 million for the nine months ended September 30, 2018, an increase of $20.7 million or 19.9%. Gross profit as a percentage of revenue was 43.9% for the nine months ended September 30, 2019 and 43.3% for the nine months ended September 30, 2018. The increase in gross profit was primarily due to higher margins in the Smokeless segment from increased MST volume and higher margins in the NewGen segment resulting from the addition of proprietary Nu-X CBD and IVG, a business-to-consumer operation which generally has higher margins.

For the nine months ended September 30, 2019, gross profit in the Smokeless products segment increased to $39.7 million from $34.5 million for the nine months ended September 30, 2018, an increase of $5.2 million or 15.0%. Gross profit as a percentage of net sales increased to 53.0% of net sales for the nine months ended September 30, 2019, from 51.6% of net sales for the nine months ended September 30, 2018. The increase in gross profit as a percentage of revenue is primarily due to efficiencies realized in the growing Stoker’s® MST line.

For the nine months ended September 30, 2019, gross profit in the Smoking products segment increased to $43.8 million from $43.2 million for the nine months ended September 30, 2018, an increase of $0.7 million or 1.6%.  Gross profit as a percentage of net sales increased to 54.1% of net sales for the nine months ended September 30, 2019, from 51.1% of net sales for the nine months ended September 30, 2018, as a result of a continued decline in the low margin cigar business.

For the nine months ended September 30, 2019, gross profit in the NewGen products segment increased to $40.9 million from $26.1 million for the nine months ended September 30, 2018, an increase of $14.8 million or 56.6%. Gross profit as a percentage of net sales increased to 32.5% of net sales for the nine months ended September 30, 2019, from 30.0% of net sales for the nine months ended September 30, 2018, primarily as a result of the addition of proprietary Nu-X CBD and IVG, a business-to-consumer operation which generally has higher margins. For the nine months ended September 30, 2019, gross profit included $6.6 million of tariff expenses.

For the nine months ended September 30, 2019 and 2018, gross profit for the Other segment was $0.2 million, all of which relates to the Standard Outdoor business.

Selling, general and administrative expenses. For the nine months ended September 30, 2019, selling, general and administrative expenses increased to $84.2 million from $70.2 million for the nine months ended September 30, 2018, an increase of $14.0 million or 19.9%. The increase was related to $13.9 million of an additional eight months of IVG expenses, $2.2 million additional compensation expense related to stock options, restricted stock and incentives expense and $3.7 million additional new product launch costs for Nu-X products. The increased expenses are partially offset by a net $5.5 million gain related to the settlement of the VMR Distribution and Supply agreement (VMR Agreement) during the second quarter of 2019, as well as $1.0 million less of transactional costs.  Refer to Note 21, “Legal Settlement”, of Notes to Consolidated Financial Statements for additional information on the settlement.

Insurance Segment

The table and discussion set forth below relate to the results of operations of our Insurance segment:

Comparison of the Three Months Ended September 30, 2019 to the Three Months Ended September 30, 2018

	For the Three Months Ended
(in thousands)	September 30, 2019	September 30, 2018	% Change
Insurance premiums earned	$6,055	$7,088	-14.6%
Net investment income	210	309	-32.0%
Other income	279	163	71.2%
Total revenues	6,544	7,560	-13.4%

Incurred losses and loss adjustment expenses	4,790	5,790	-17.3%
Other operating expenses	2,003	2,679	-25.2%
Total operating costs and expenses	6,793	8,469	-19.8%
Loss before income taxes	(249)	(909)	-72.6%
Net loss	$(249)	$(909)	-72.6%

Insurance premiums earned. For the three months ended September 30, 2019, insurance premiums earned decreased by approximately $1.0 million, or 14.6%, to $6.1 million, as compared to $7.1 million for the three months ended September 30, 2018. We are no longer writing new policies in the Insurance segment.

Net investment income. For the three months ended September 30, 2019 net investment income decreased by approximately $0.1 million to $0.2 million, as compared to $0.3 million for the three months ended September 30, 2018. This was primarily due to a decrease in our fixed maturity available for sale securities balance since the third quarter of 2018.

Other income. We recognized $0.3 million of other income for the three months ended September 30, 2019, compared to $0.2 million for the three months ended September 30, 2018. Other income includes service and takeout fees, installment and late fees collected by Maidstone, and broker fees collected from non-affiliated insurance companies when acting as an agent. Service and takeout fees are in the form of credits for writing business from the state assigned pool. These credits can be used to reduce the amount of business written in the future or sold to third-party insurance companies for them to reduce their exposure to the assigned risk pool.

Incurred losses and loss adjustment expenses. For the three months ended September 30, 2019, incurred losses and loss adjustment expenses were $4.8 million, a decrease of $1.0 million, or 17.3%, compared to $5.8 million for the three months ended September 30, 2018. These amounts are based on individual case estimates for reported claims and a factor for incurred but not reported (“IBNR”) claims.

Other operating expenses. We incurred other expenses of $2.0 million for the three months ended September 30, 2019 compared to $2.7 million for the three months ended September 30, 2018, a decrease of $0.7 million. The decrease was due to a decrease in other operating expenses of $0.8 million and an increase in policy acquisition costs of $0.1 million. Other operating expenses consists of acquisition and underwriting expenses, salaries and benefits, depreciation, amortization and other general and administrative expenses.

Net loss. Due to the decrease in incurred losses and loss adjustment expenses combined with the decrease in other operating expenses, which exceeded the decrease in revenues, net loss for the three months ended September 30, 2019 was $0.2 million, compared to net loss of $0.9 million for the three months ended September 30, 2018, for the insurance business.

Comparison of the Nine Months Ended September 30, 2019 to the Period January 2, 2018 to September 30, 2018

(in thousands)	For the Nine Months Ended September 30, 2019	For the Period from January 2, 2018 to September 30, 2018	% Change
Insurance premiums earned	$20,362	$21,539	-5.5%
Net investment income	767	679	13.0%
Other income	829	557	48.8%
Total revenues	21,958	22,775	-3.6%

Incurred losses and loss adjustment expenses	20,506	17,007	20.6%
Impairment loss on goodwill and other intangible assets	2,826	-	100.0%
Other operating expenses	7,248	5,509	31.6%
Total operating costs and expenses	30,580	22,516	35.8%
(Loss) income before income taxes	(8,622)	259	-3429.0%
Income tax benefit	(420)	-	100.0%
Net (loss) income	$(8,202)	$259	-3266.8%

Insurance premiums earned. For the nine months ended September 30, 2019, insurance premiums earned decreased by $1.1 million, or 5.5%, to $20.4 million, as compared to $21.5 million for the period from January 2, 2018 to September 30, 2018. We are no longer writing new policies in the Insurance segment.

Net investment income. For the nine months ended September 30, 2019 net investment income increased by $0.1 million to $0.8 million, as compared to $0.7 million for the period from January 2, 2018 to September 30, 2018.

Other income. We recognized $0.8 million of other income for the nine months ended September 30, 2019, an increase of $0.2 million compared to $0.6 million for the period from January 2, 2018 to September 30, 2018. Other income includes service and takeout fees, installment and late fees collected by Maidstone, and broker fees collected from non-affiliated insurance companies when acting as an agent. Service and takeout fees are in the form of credits for writing business from the state assigned pool. These credits can be used to reduce the amount of business written in the future or sold to third-party insurance companies for them to reduce their exposure to the assigned risk pool.

Incurred losses and loss adjustment expenses. For the nine months ended September 30, 2019, incurred losses and loss adjustment expenses were $20.5 million, an increase of $3.5 million compared to $17.0 million for the period from January 2, 2018 to September 30, 2018. These amounts are based on individual case estimates for reported claims and a factor for incurred but not reported (“IBNR”) claims.

Impairment loss on goodwill and other intangible assets. For the nine months ended September 30, 2019, we recorded an impairment loss of $2.8 million on our Insurance segment goodwill and other intangible assets. There was no impairment loss recorded for the period from January 2, 2018 to September 30, 2018.

Other operating expenses. We incurred other expenses of $7.2 million for the nine months ended September 30, 2019 compared to $5.5 million for the period from January 2, 2018 to September 30, 2018, an increase of $1.7 million. The increase was due to an increase in policy acquisition costs of $2.8 million, including purchase accounting adjustments included in 2018, offset by a decrease in other operating expenses of $1.1 million. Other operating expenses consists of acquisition and underwriting expenses, salaries and benefits, depreciation, amortization and other general and administrative expenses.

Income tax benefit. We recognized $0.4 million of income tax benefit during the nine months ended September 30, 2019 due to the reversal of deferred tax liabilities recorded as a part of the acquisition of Maidstone. No income tax benefit was recorded during the period from January 2, 2018 to September 30, 2018.

Net (loss) income. Due to the impairment loss, coupled with the increases in incurred losses and loss adjustment expenses and other operating expenses, which were not offset by revenues, net loss for the nine months ended September 30, 2019 was $(8.2) million, compared to net income of $0.3 million for the period from January 2, 2018 to September 30, 2018, for the insurance business.

Liquidity and Capital Resources

The following table summarizes our condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018:

	Nine months ended September 30,
(In thousands)	2019	2018
Net cash flow provided by (used in):
Operating activities	$6,669	$(9,765)
Investing activities	22,163	(29,765)
Financing activities	77,027	36,490
Net increase (decrease) in cash	$105,859	$(3,040)

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

Net cash provided by operating activities was $6.7 million for the nine months ended September 30, 2019, compared to net cash used in operating activities of $9.8 million for the nine months ended September 30, 2018, an increase of $16.5 million. The increase in net cash provided by operating activities was primarily the result of an increase in net cash provided by operations of Turning Point, as Turning Point provided $20.0 million of operating activities cash flow for the nine months ended September 30, 2019, compared to $1.0 million for the nine months ended September 30, 2018, an increase of $19.0 million, primarily due to changes in working capital accounts and increased net income for the current period.

Investing activities. Net cash provided by investing activities was $22.2 million for the nine months ended September 30, 2019, compared to net cash used in investing activities of $29.8 million for the nine months ended September 30, 2018. The increase in cash provided by investing activities was primarily due to the change in MSA escrow deposits from investments to cash holdings as well as a result of proceeds from the sale and maturity of fixed maturity securities, available-for-sale and lower cash paid for acquisitions in the nine months ending September 30, 2019.

Financing activities. Net cash provided by financing activities was $77.0 million for the nine months ended September 30, 2019, compared to net cash provided by financing activities of $36.5 million for the nine months ended September 30, 2018, an increase of $40.5 million. The increase in cash was primarily attributable to Turning Point’s proceeds from the issuance of its Convertible Senior Notes offset by payments on its 2018 Revolving Credit Facility, 2018 Second Lien Credit Facility, and payment for the associated call options and the incremental $10.0 million in borrowings on the GACP Term Loan.

Long-Term Debt

As of September 30, 2019, the Company was in compliance with the financial and restrictive covenants in its existing debt instruments. The following table provides outstanding balances under our debt instruments as of:

(In thousands)	September 30, 2019	December 31, 2018
2018 First Lien Term Loan	$148,000	$154,000
2018 Second Lien Term Loan	-	40,000
SDI Crystal Term Loan	-	15,000
SDI GACP Term Loan	25,000	-
Standard Outdoor Promissory Notes	8,584	9,950
Convertible Senior Notes	172,500	-
Note payable - IVG	4,240	4,000
Total Notes Payable and Long-Term Debt	358,324	222,950
Less: deferred finance charges and debt discount	(12,216)	(4,903)
Less: current maturities	(15,958)	(9,431)
	$330,150	$208,616

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

2018 First Lien Credit Facility

The 2018 First Lien Term Loan and the 2018 Revolving Credit Facility bear interest at LIBOR plus a spread of 2.75% to 3.50% based on Turning Point’s senior leverage ratio. The 2018 First Lien Term Loan has quarterly required payments of $2.0 million beginning June 30, 2018, increasing to $3.0 million on June 30, 2020, and increasing to $4.0 million on June 30, 2022. The 2018 First Lien Credit Facility has a maturity date of March 7, 2023. The 2018 First Lien Term Loan is secured by a first priority lien on substantially all of the assets of the borrowers and the guarantors thereunder, including a pledge of Turning Point’s capital stock, other than certain excluded assets (the “Collateral”). In connection with the Senior Notes offering, we entered into a First Amendment (the “Amendment”) to the First Lien Credit Agreement, with Fifth Third Bank, as administrative agent, and other lenders and certain other lending other lending parties thereto. The Amendment was entered into primarily to permit us to issue up to $200 million of convertible senior notes, enter into certain capped call transactions in connection with the issuance of such notes and to use the proceeds from the issuance of the notes to repay amounts outstanding under our Second Lien Credit Agreement and use the remaining proceeds for acquisitions and investments in connection with the Amendment, fees of $0.7 million were incurred. The 2018 First Lien Credit Facility contains certain financial covenants, which were amended in connection with the Convertible Senior Notes offering in the third quarter of 2019. The covenants include maximum senior leverage ratio of 3.00x with step-downs to 2.50x, a maximum total leverage ratio of 5.50x with step-downs to 5.00x, and a minimum fixed charge coverage ratio of 1.20x. Based on an excess cash covenant for the facility, a principal payment of $4.5 million was due in the second quarter of 2019. All parties agreed to waive the payment, resulting in consent fees of $0.1 million. The weighted average interest rate of the 2018 First Lien Term Loan was 5.04% as of September 30, 2019. As of September 30, 2019, Turning Point had no borrowings outstanding under the 2018 Revolving Credit Facility. The $50.0 million unused portion of the 2018 Revolving Credit Facility is reduced by letters of credit from Fifth Third Bank totaling $2.7 million, resulting in $47.3 million of availability under the 2018 Revolving Credit Facility at September 30, 2019.

2018 Second Lien Credit Facility

The 2018 Second Lien Credit Facility bore interest at a rate of LIBOR plus 7.00% and had a maturity date of March 7, 2024. The 2018 Second Lien Term Loan was secured by a second priority interest in the Collateral and was guaranteed by the same entities as the 2018 First Lien Term Loan. The 2018 Second Lien Credit Facility contained certain financial covenants including a maximum senior leverage ratio of 3.75x with step-downs to 3.50x, a maximum total leverage ratio of 4.75x with step-downs to 4.50x, and a minimum fixed charge coverage ratio of 1.10x. Based on an excess cash covenant for the facility, a $4.5 million principal payment was made in the second quarter of 2019, resulting in $0.2 million loss on extinguishment of debt. Turning Point used a portion of the proceeds from the issuance of the Convertible Senior Notes to prepay all outstanding amounts related to the 2018 Second Lien Credit Facility in the third quarter of 2019. The principal paid in the third quarter of 2019 amounted to $35.5 million, and the transaction resulted in a $1.2 million loss on extinguishment of debt.

Convertible Senior Notes

In July 2019, Turning Point closed an offering of $172.5 million in aggregate principal amount of the Convertible Senior Notes. The Convertible Senior Notes bear interest at a rate of 2.50% per year, payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2020. The Convertible Senior Notes will mature on July 15, 2024, unless earlier repurchased, redeemed or converted. The Convertible Senior Notes are senior unsecured obligations.

The Convertible Senior Notes are convertible into approximately 3,202,808 shares of Turning Point voting common stock under certain circumstances prior to maturity at a conversion rate of 18.567 shares per $1,000 principal amount of the Convertible Senior Notes, which represents a conversion price of approximately $53.86 per share, subject to adjustment under certain conditions, but will not be adjusted for any accrued and unpaid interest. Upon conversion, Turning Point may pay cash, shares of its common stock or a combination of cash and stock, as determined by Turning Point at its discretion. The conditions required to allow the holders to convert their Convertible Senior Notes were not met as of September 30, 2019.

The excess of the principal amount of the liability over its carrying amount (“debt discount”) is amortized to interest expense over the term of the Convertible Senior Notes using the effective interest rate method.

Turning Point incurred debt issue costs and allocated the total amount to the liability and equity components of the Convertible Senior Notes based on their relative values. The debt issue costs attributable to the liability component are amortized to interest expense over the term of the Convertible Senior Notes using the effective interest method. Issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity.

In connection with the Convertible Senior Notes offering, Turning Point entered into privately negotiated capped call transactions with certain financial institutions. The capped call transactions have a strike price of $53.86 per and a cap price of $82.86 per and are exercisable when and if the Convertible Senior Notes are converted. Turning Point paid $20.53 million for these capped calls and charged that amount to additional paid-in capital.

Note Payable – IVG

In September 2018, Turning Point issued a note payable to IVG’s former shareholders (the “IVG Note”). The IVG Note is $4.0 million principal with 6.0% interest compounding annually and matures on March 5, 2020. All principal and accrued and unpaid interest under the IVG Note is subject to indemnification obligations of the sellers pursuant to the International Vapor Group Stock Purchase Agreement dated as of September 5, 2018. The carrying amount of the IVG Note was $4.2 million as of September 30, 2019.

SDI Term Loan

On September 18, 2019, we entered into a Term Loan Agreement (the “Term Loan Agreement”) with GACP II, L.P., a Delaware limited partnership (the “Agent”), as administrative agent and collateral agent for the financial institutions (the “Lenders”). The Term Loan Agreement provides for a term loan of $25.0 million (the “Term Loan”). The Term Loan will be used to (a) repay, in full, all outstanding indebtedness under the Crystal Term Loan, (b) finance the purchase of common stock of Turning Point, (c) finance the repurchase of our common stock, (d) fund certain fees and expenses, and (e) provide working capital.

The Term Loan bears interest at a rate equal to the three-month “Libor Rate” as published in The Wall Street Journal plus 9.00%. Interest under the Term Loan Agreement is payable monthly with the principal balance due on September 18, 2024. The Term Loan was subject to a closing fee of $0.5 million, which was paid upon execution of the Term Loan Agreement. Additionally, the Term Loan is subject to an agent monitoring fee of $25,000, payable quarterly. An early termination fee shall be due at any time if on or prior to the third anniversary of the closing of the Term Loan, we prepay or repay (whether voluntarily or mandatorily), or is required to prepay or repay, the Term Loan in whole or in part. Our obligations under the Term Loan Agreement are secured by all the shares of Turning Point stock owned by the Company.

On February 2, 2018, we and our Outdoor advertising subsidiaries (the “Borrowers”) entered into a term loan agreement with Crystal Financial LLC (“Crystal Term Loan”). The Crystal Term Loan provided for an initial term loan of $10.0 million and a commitment to provide additional term loans of up to $15.0 million. The Crystal Term Loan bore interest at a rate equal to the three-month “Libor Rate” as published in The Wall Street Journal plus 7.25%. Interest under the Crystal Term Loan agreement was payable monthly and was also subject to an agency fee of $50,000, payable upon execution of the agreement, and annually thereafter. In addition, the Crystal Term Loan was subject to a one-time commitment fee of $350,000, which was paid upon execution of the agreement. The principal balance was payable at maturity, on February 2, 2023. In August 2018, we borrowed an additional $5.0 million under the Crystal Term Loan. This borrowing is subject to the same terms as the initial borrowing. On September 18, 2019, in connection with entering into the Term Loan, all amounts outstanding under the Crystal Term Loan were repaid. The repayment resulted in a $1.0 million loss on extinguishment of debt for the third quarter of 2019.

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

Off-balance Sheet Arrangements

During the nine months ended September 30, 2019 Turning Point did not execute any forward contracts. During 2018 Turning Point executed various forward contracts, none of which met hedge accounting requirements, for the purchase of €14.5 million with maturity dates ranging from March 2018 to January 2019. At September 30, 2019, and December 31, 2018, Turning Point had forward contracts for the purchase of €0.0 million and €1.5 million, respectively.

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

Foreign Currency Sensitivity

There have been no material changes in our exposure to exchange rate fluctuation risk, as reported within our 2018 Annual Report on Form 10-K, during the three months ended September 30, 2019. Please refer to our “Quantitative and Qualitative Disclosures about Market Risk” included in our 2018 Annual Report on Form 10-K filed with the SEC on March 11, 2019.

Credit Risk

There have been no material changes in our exposure to market risk during the three months ended September 30, 2019. Please refer to our “Quantitative and Qualitative Disclosures about Market Risk” included in our 2018 Annual Report on Form 10-K, filed with the SEC on March 11, 2019.

Interest Rate Sensitivity

Turning Point’s March 2018 refinancing resulted in all of its long-term debt instruments having variable interest rates that fluctuate with market rates. To reduce the volatility of future cash flows, Turning Point entered into interest rate swap agreements with lenders under the 2018 Credit Facility in March 2018. As of September 30, 2019, $70 million of Turning Point’s outstanding long-term debt carrying variable rates is covered by the interest rate swap agreements and, thus, effectively bears interest at a fixed rate. Turning Point believes the effect, if any, of reasonably possible near-term changes in interest rates on its consolidated financial position, results of operations, or cash flows would not be significant. A 1% increase in the interest rate would change pre-tax income by approximately $0.8 million per year. Refer to Note 4, “Derivative Instruments” of the notes to condensed consolidated financial statements for additional information regarding the interest rate swaps.

SDI also has exposure to interest rate volatility as a result of the Term Loan. The Term Loan bears interest at variable rates based on a rate equal to the three-month Libor Rate plus 9.00%. A 1% increase in the interest rate would change pre-tax income by approximately $0.3 million per year. We believe the effect, if any, of reasonably possible near-term changes in interest rates on our condensed consolidated financial position, results of operations, or cash flows would not be significant.

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

In July 2019, Turning Point issued Convertible Senior Notes with an aggregate principal amount of $172.5 million. Turning Point carries the Convertible Senior Notes at face value less amortized discount on the balance sheet. Since the Convertible Senior Notes bear interest at a fixed rate, Turning Point has no financial statement risk associated with changes in interest rates. However, the fair value of the Convertible Senior Notes changes when the market price of our stock fluctuates, or interest rates change.

Item 4.	Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Act”)) as of September 30, 2019. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is: (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

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

Turning Point engaged in discussions and mediation with VMR, which was acquired in 2018. Pursuant to a Distribution and Supply agreement (“VMR Agreement”), VMR was providing Turning Point with V2 e-cigarettes for the exclusive distribution in bricks-and-mortar stores in the United States. Under the terms of the VMR Agreement, in the event of termination following a change in control, the acquirer was required to make a payment to Turning Point under a formula designed to provide Turning Point with a fair share of the value created by Turning Point’s performance under the VMR Agreement. The discussions have been completed and Turning Point received $6.7 million in the second quarter of 2019 to settle the issue. Net of legal costs and reserves for anticipated future returns associated with the discontinuance, Turning Point recorded a $5.5 million gain in the second quarter, which is recorded as a reduction to selling, general, and administrative expenses.

Turning Point has several subsidiaries engaged in making, distributing and retailing (online and in bricks-and-mortar) vapor products. As a result of the overall publicity and controversy surrounding the vapor industry generally, many companies have received informational subpoenas from various regulatory bodies and in some jurisdictions regulatory lawsuits have been filed regarding marketing practices and possible underage sales. Turning Point expects that its subsidiaries will be subject to some such cases and information requests. In the acquisition of the vapor businesses, Turning Point negotiated financial “hold-backs”, which Turning Point expects to be able to use to defray expenses associated with the information production and the cost of defending any such lawsuits. To the extent that litigation becomes necessary, Turning Point believes that the subsidiaries have strong factual and legal defenses against claims that it unfairly marketed vapor products.

On October 8, 2019, the City of New York filed a complaint against twenty-three companies, including IVG and VaporFi, making various allegations including selling to consumers over the age of 18 but under 21. In response, those subsidiaries have ceased all sales into New York City, which was an immaterial market for those businesses. The complaint has not been served on Turning Point’s subsidiaries. If the complaint is served, Turning Point believes that there are strong defenses and expect that the subsidiaries will vigorously defend the claims. Nonetheless, there can be no assurance that Turning Point will prevail, and an adverse result could have a material adverse effect on our business and results of operations.

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

Under the insurance laws of New York State, Maidstone faces certain restrictions on the amount of dividends that it may declare or pay. As of September 30, 2019, the maximum amount of dividends that may be paid by Maidstone without regulatory approval of the NYSDFS is $-0-.

Maidstone is subject to certain risk-based capital (“RBC”) requirements as specified by the National Association of Insurance Commissioners (“NAIC”). Under such requirements, the amount of capital and surplus maintained by a property and casualty insurance company is to be determined on various risk factors including risk-based capital ratios. In August 2019, Maidstone reported a negative statutory capital and surplus to the NYSDFS for the second quarter of 2019. Due to the negative statutory surplus, the NYSDFS requested that Maidstone consent to an Order of Liquidation and in August 2019 Maidstone consented to the filing of a petition for the entry of an Order of Liquidation. As of September 30, 2019, the NYSDFS has not filed the petition for the entry of an Order of Liquidation. If approved, an Order of Liquidation would relieve the Company of the assets and liabilities of Maidstone, which would be transferred to the New York Liquidation Bureau. See Note 25, “Statutory Information” to the notes to consolidated financial statements for further information.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Repurchases

During the third quarter of 2019, we purchased shares of our Class A common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 – March 31	40,100	$14.02	143,592	(1)
March 1 – June 30	-	-	-	(1)
July 1 - September 30	91,552	12.93	91,552	(1)
Total	131,652	$13.26	235,144

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

STANDARD DIVERSIFIED INC.

By: /s/ Gregory H.A. Baxter
Name: Gregory H.A. Baxter
Title: Executive Chairman of the Board and Interim Chief Executive Officer

/s/ Edward J. Sweeney
Name: Edward J. Sweeney
Title: Interim Chief Financial Officer

Dated: November 6, 2019

EXHIBIT INDEX

4.1
Indenture, dated as of July 30, 2019, between Turning Point Brands, Inc. and GLAS Trust Company LLC, as trustee (including the Form of Note as Exhibit A thereto) (Filed as Exhibit 4.1 to the Current Report on Form 8-K of Turning Point Brands, Inc. filed with the SEC on July 31, 2019 and incorporated by reference herein.)

10.1
First Amendment to Amended and Restated First Lien Credit Agreement, dated as of July 24, 2019, among Turning Point Brands, Inc., Guarantors party thereto, the Lenders party thereto and Fifth Third Bank, as administrative agent and L/C lender (Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Turning Point Brands, Inc. filed with the SEC on August 1, 2019 and incorporated by reference herein.)

10.2	Form of Capped Call Agreement (Filed as Exhibit 10.1 to the Current Report on Form 8-K of Turning Point Brands, Inc. filed with the SEC on July 31, 2019 and incorporated by reference herein.)

10.3
Term Loan Agreement, dated as of September 18, 2019, by and among Standard Diversified Inc. and GACP II, L.P., a Delaware limited partnership, as administrative agent and collateral agent for the financial institutions from time to time party thereto and for itself  (Filed as Exhibit 99.1 to the Current Report on Form 8-K of Standard Diversified Inc. filed with the SEC on September 20, 2019 and incorporated by reference herein.)

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

101
XBRL (eXtensible Business Reporting language). The following materials from SDI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed on November 6, 2019, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of income (loss), (iii) consolidated statements of comprehensive income (loss), (iv) consolidated statements of cash flows, and (v) the notes to consolidated financial statements.*

*	Filed or furnished herewith.
**	Furnished herewith.