Form 10-K
period 2019-12-31
STANDARD DIVERSIFIED INC.
filed 2020-03-16
CIK 911649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the Class A common stock and Class B common stock held by non-affiliates of the Registrant was approximately $5.6 million and $0.2 million, respectively, calculated by using the number of shares of Class A and Class B common stock outstanding and the closing price of the Class A common stock on June 28, 2019 (the last business day of the Registrant’s most recently completed second fiscal quarter). Shares of the Class B common stock are convertible into shares of the Class A common stock on a one-for-one basis at the option of the holder.

At March 2, 2020, there were 8,884,143 shares outstanding of the registrant’s Class A common stock, par value $0.01 per share and 7,699,164 shares outstanding of the registrant’s Class B common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2020 Annual Meeting of Stockholders, which is to be filed with the Securities and Exchange Commission no later than April 29, 2020, are incorporated by reference into Part III of this report.

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “expect,” “intend,” “plan” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. As a result, actual events may differ materially from those expressed in or suggested by the forward-looking statements. Any forward-looking statement made by SDI in this annual report on Form 10-K speaks only as of the date hereof. New risks and uncertainties come up from time to time, and it is impossible for SDI to predict these events or how they may affect it. SDI has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws. Factors that could cause these differences include, but are not limited to:

•	our ability to execute on our plans to complete a merger with Turning Point Brands;
•	declining sales of tobacco products, and expected continuing decline of sales, in the tobacco industry overall;
•	Turning Point’s dependence on a small number of third-party suppliers and producers;
•	the possibility that Turning Point will be unable to identify or contract with new suppliers or producers in the event of a supply or product disruption;
•	Turning Point’s business may be damaged by events outside of its suppliers’ control, such as the impact of epidemics (e.g., coronavirus), political upheavals, or natural disasters;
•	the possibility that Turning Point’s licenses to use certain brands or trademarks will be terminated, challenged or restricted;
•	failure to maintain consumer brand recognition and loyalty of Turning Point’s customers;
•	substantial and increasing U.S. regulation;
•	regulation of Turning Point’s products by the FDA, which has broad regulatory powers;
•	Turning Point’s products are subject to developing and unpredictable regulation, for example, current court action moving forward certain substantial Pre Market Tobacco Application obligations;
•	some of Turning Point’s products contain nicotine which is considered to be a highly addictive substance;
•	uncertainty related to the regulation and taxation of Turning Point’s NewGen products;
•	possible significant increases in federal, state and local municipal tobacco and vapor-related taxes;
•	possible increasing international control and regulation;
•	Turning Point’s reliance on relationships with several large retailers and national chains for distribution of its products;
•	our amount of indebtedness;
•	the terms of our credit facilities, which may restrict our current and future operations;
•	intense competition and our ability to compete effectively;
•	uncertainty and continued evolution of markets containing Turning Point’s NewGen products;
•	significant product liability litigation;
•	the scientific community’s lack of information regarding the long-term health effects of certain substances contained in some of our products;
•	requirement to maintain compliance with master settlement agreement escrow account;
•	competition from illicit sources;
•	our reliance on information technology;
•	security and privacy breaches;
•	contamination of Turning Point’s tobacco supply or products;
•	infringement on our intellectual property;
•	third-party claims that we infringe on their intellectual property;
•	failure to manage our growth;
•	failure to successfully integrate our acquisitions or otherwise be unable to benefit from pursuing acquisitions;
•	fluctuations in our results;
•	exchange rate fluctuations;
•	adverse U.S. and global economic conditions;
•	sensitivity of end-customers to increased sales taxes and economic conditions;
•	failure to comply with certain regulations;
•	departure of key management personnel or our inability to attract and retain talent;
•	imposition of significant tariffs on imports into the U.S.;
•	reduced disclosure requirements applicable to emerging growth companies may make Turning Point’s common stock less attractive to investors, potentially decreasing its stock price;
•	failure to maintain Turning Point’s status as an emerging growth company before the five-year maximum time period a company may retain such status;
•	our principal stockholders will be able to exert significant influence over matters submitted to our stockholders and may take certain actions to prevent takeovers;

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

•	we may issue preferred stock whose terms could adversely affect the voting power or value of our common stock; and
•	our status as a “controlled company” could make our common stock less attractive to some investors or otherwise harm our stock price.
•	we may be unable to complete our planned divestiture of our outdoor billboard business;
•	the highly competitive nature of the out-of-home advertising industry;
•	regulations relating to the out-of-home advertising industry;
•
business risks relating to the out-of-home advertising industry, such as seasonality, competitiveness, risks from natural disasters and sensitivity to a decline in advertising expenditures, general economic conditions and other external events;

•	regulations relating to the insurance industry;
•	risks relating to the Maidstone liquidation;
•	business risks relating to the insurance industry, such as competitiveness, industry fragmentation and underwriting risks; and risks relating to reinsurance; and
•	risks relating to the finalization of the dissolution of Maidstone.

Item 1.	Business

Standard Diversified Inc. (f/k/a Standard Diversified Opportunities Inc., Special Diversified Opportunities Inc. and Strategic Diagnostics Inc.) (“SDI”), a holding company until June 1, 2017, and its subsidiaries (collectively, the “Company”) was incorporated in the State of Delaware in 1990. On June 1, 2017, SDI consummated a Contribution and Exchange Transaction (“Contribution and Exchange”) to acquire a 52.1% controlling interest in Turning Point Brands, Inc. (“Turning Point”). The transaction was accounted for as a recapitalization or reverse acquisition. Turning Point was the accounting acquirer for financial reporting purposes. As a result of the consummation of the Contribution and Exchange, SDI is no longer a shell company. As of December 31, 2019, SDI had a 50.0% ownership interest in Turning Point.

We are a diversified holding company with interests in a variety of industries and market sectors. Our subsidiaries are engaged in the following lines of business:

•	Other tobacco products ((Turning Point), a 50.0% owned subsidiary);
•	Outdoor advertising (Standard Outdoor LLC (“Standard Outdoor”), a wholly-owned subsidiary), beginning in July 2017; and
•	Insurance (Pillar General Inc. (“Pillar General”), a wholly-owned subsidiary), beginning in January 2018 and disposed of on February 13, 2020.

We are continually evaluating our portfolio of subsidiaries and lines of business and may make investment and divestiture decisions that could materially impact us and any of our existing or future lines of business. This may include investment and divestiture decisions, such as our plans to pursue a corporate reorganization with Turning Point, as we disclosed in a press release issued on November 18, 2019, which was filed as an exhibit to a Current Report on Form 8-K filed with the Securities and Exchange Commission on the same date. The reorganization is expected to consist of a statutory merger implemented via Delaware law pursuant to which we would be merged with a wholly-owned subsidiary of Turning Point with Turning Point as the survivor of the merger. Pursuant to the merger, which would be designed to constitute a tax-free “downstream reorganization” for U.S. federal income tax purposes, holders of our common stock would receive, in turn, for their SDI common stock, shares of Turning Point common stock. There can be no assurance that any definitive agreement will be executed or that any transaction will be approved or consummated. In the same press release, we also announced our intent to dispose of (i) our interest in Maidstone Insurance Company (“Maidstone”), a wholly-owned subsidiary of Pillar General through a disposition to the New York State Department of Financial Services (“NYSDFS”), and (ii) our out-of-home advertising business, conducted through our subsidiary Standard Outdoor. The liquidation of Maidstone was approved by the Supreme Court of the State of New York, County of Nassau (the “Court”) on February 13, 2020, as of which date the control and assets of Maidstone vested with the New York State Liquidation Bureau (“NYS Liquidation Bureau”) and were no longer under our control. All Maidstone assets and liabilities were removed from our financial statements as of February 13, 2020. Our out-of-home advertising business has not yet been disposed of, however, the expectation is that it will be disposed of in the first half of 2020. See Note 29, “Subsequent Events” to the consolidated financial statements included in this filing for further information. There can be no assurance that our plans will result in the approval or completion of any particular transaction in the future.

Turning Point

Turning Point is a leading, independent provider of Other Tobacco Products (“OTP”) in the U.S. Turning Point estimates the OTP industry generated approximately $11.5 billion of manufacturer revenue in 2019. In contrast to manufactured cigarettes, which have been experiencing declining volumes for decades based on data published by the Alcohol and Tobacco Tax and Trade Bureau (“TTB”), the OTP industry is demonstrating increased consumer appeal with low to mid-single digit consumer unit growth as reported by Management Science Associates, Inc. (“MSAi”), a third-party analytics and information company. Turning Point was the 6th largest competitor in terms of total OTP consumer units sold during 2019. Turning Point sells a wide range of products across the OTP spectrum; however, Turning Point does not sell cigarettes. Turning Point’s portfolio of brands includes some of the most widely recognized names in the OTP industry, such as Zig-Zag®, Beech-Nut®, Stoker’s®, Trophy®, VaporBeast®, Solace®, and VaporFi®. Turning Point currently ships to approximately 800 distributors with an additional 100 secondary, indirect wholesalers in the U.S. that carry and sell its products. Turning Point operates in three segments: (i) Smokeless products, (ii) Smoking products, and (iii) NewGen products.

Turning Point has identified additional growth opportunities in the emerging alternatives market. In January 2019, Turning Point established its subsidiary, Nu-X Ventures (“Nu-X”), a new company and wholly owned subsidiary dedicated to the development, production and sale of alternative products and acquisitions in related spaces. The creation of Nu-X allows Turning Point to leverage its expertise in traditional OTP management to alternative products. The Turning Point management team has over 100 years of experience navigating federal, state and local regulations that are directly applicable to the growing alternatives market. In July 2019, Turning Point acquired the assets of Solace Technology (“Solace”). Solace is an innovative product development company which is established as one of the top e-liquid brands and has since grown into a leader in alternative products. Solace’s legacy and innovation will enhance Nu-X’s strong and nimble development engine. In July 2019, Turning Point acquired a 30% stake in ReCreation Marketing (“ReCreation”). ReCreation is a specialty marketing and distribution firm focused on building brands in the Canadian smoking and alternative products categories. The investment will leverage ReCreation’s significant expertise in marketing and distributing tobacco and cannabis products throughout Canada. Turning Point plans to make additional investments, partnerships and acquisitions to drive the business of Nu-X. These endeavors will enable Turning Point to continue to identify unmet customer needs and provide quality products that it believes will result in genuine customer satisfaction and foster the growth of revenue.

Turning Point believes there are meaningful opportunities to grow through acquisitions and joint ventures across all product categories. As of December 31, 2019, Turning Point’s products are available in approximately 185,000 U.S. retail locations which, with the addition of retail stores in Canada, brings the total North American retail presence to an estimated 210,000 points of distribution. Turning Point’s sales team targets widespread distribution to all traditional retail channels, including convenience stores.

Smokeless Segment

Turning Point’s Smokeless segment includes both loose-leaf chewing tobacco and moist snuff tobacco (“MST”). The Smokeless focus brand is Stoker’s in both chewing tobacco and MST. Stoker’s® chewing tobacco has grown considerable share over the last several years and is presently the #1 discount brand and the second largest brand in the industry, with approximately a 20% market share. Turning Point’s status in the chew market is further strengthened by Beech-Nut®, the #3 premium brand and #7 overall, as well as Trophy®, Durango®, and the five Wind River Brands acquired in 2016. Collectively, the company is the #2 marketer of chewing tobacco with approximately 29% market share. Turning Point’s chewing tobacco operations are facilitated through its long-standing relationship with Swedish Match, the manufacturer of Turning Point’s loose-leaf chewing tobaccos.1

In MST, Stoker’s remains among the fastest growing brands and holds an 8.1% share in the stores with distribution and a 4.5% share of the total U.S. MST market. Stoker’s pioneered the large 12 oz. tub packaging format and is manufactured using a proprietary process that Turning Point thinks results in a superior product. In late 2015, Turning Point extended the Stoker’s® MST franchise to include traditional 1.2 oz. cans to broaden retail availability. Turning Point’s proprietary manufacturing process is conducted at its Dresden, Tennessee, plant and packaged in both its Dresden, Tennessee, and Louisville, Kentucky facilities.1

Smoking Segment

Turning Point’s Smoking segment principally includes cigarette papers and Make-Your-Own (“MYO”) cigar wraps. The iconic strength of the Zig-Zag® brand drives Turning Point’s leadership position in both the cigarette papers and MYO cigar wrap markets. In cigarette papers, Zig-Zag® is the #1 premium cigarette paper in the U.S. with approximately 35% total market share. Management estimates also indicate that Zig-Zag® is the #1 brand in the promising Canadian market. Cigarette paper operations are aided by Turning Point’s sourcing relationships with Bolloré.1

1 Brand rankings and market share percentages obtained from MSAi as of December 31, 2019.

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

Turning Point’s NewGen segment includes its Nu-X subsidiary dedicated to the development, production and sale of alternative products as well as its various acquisitions in the vape space. Nu-X is dedicated to the development, production and sale of alternative products, which efforts were enhanced by the acquisition of Solace in July 2019. VaporBeast is a leading distributor of vapor products servicing the non-traditional retail channel. International Vapor Group and its subsidiaries (collectively, “IVG”), operate a strong B2C eCommerce business with direct sales to consumers nationwide and abroad through the Direct-Vapor and VaporFi brands. Refer to Note 3, “Acquisitions” to the consolidated financial statements included in this filing for further details regarding these acquisitions. In late summer 2019, the vapor market experienced a significant disruption relating to news regarding consumer illnesses and, thereafter, the FDA flavor regulation announcement. As a result, on November 1, 2019, Turning Point announced its intention to evaluate strategic alternatives as they relate to the vapor business and implemented a restructuring effort to right-size the business, including a company-wide workforce reduction of ten percent and the consolidation of warehouses, elimination of unprofitable platforms and store closures. Coinciding with the restructuring announcement, Turning Point communicated its intention to pivot from the third-party vaping business and to focus sales and marketing resources on its proprietary brands.

Standard Outdoor

Standard Outdoor is an out-of-home advertising business. As of December 31, 2019, we owned, managed and operated 399 billboard faces located across Alabama, Florida, Georgia, South Carolina and Texas. We acquired 387 of these billboard faces in 2018. Revenues include outdoor advertising revenues, while operating expenses primarily include compensation costs, depreciation and rent expense.

As discussed above, we have announced plans to divest Standard Outdoor.

Pillar General

On January 2, 2018, Pillar General acquired all of the outstanding capital stock of Interboro Holdings, Inc. (“Interboro”) for a cash purchase price of $2.5 million. Under the name Maidstone Insurance Company, Maidstone offered personal automobile and homeowner’s insurance, primarily in the state of New York.

During the year ended December 31, 2019, we recorded impairment charges of $0.8 million and $2.0 million related to the full impairment of the goodwill and intangible asset balances, respectively, in our Insurance segment. This impairment was a result of changes in the future outlook for the Insurance segment and certain other factors impacting recoverability, identified in the first quarter of 2019. As a result, there are no goodwill or intangible assets balances remaining in our Insurance segment.

In addition, Maidstone is subject to certain risk-based capital (“RBC”) requirements as specified by the National Association of Insurance Commissioners (“NAIC”). Under such requirements, the amount of capital and surplus maintained by a property and casualty insurance company is to be determined on various risk factors including risk-based capital ratios. In August 2019, the Company reported a negative statutory capital and surplus to the NYSDFS. The NYSDFS requested that the Company consent to the entry of an order of liquidation pursuant to Article 74 of the New York Consolidated Insurance Law (“Order of Liquidation”) to effect a liquidation of the Company by the NYSDFS. On August 7, 2019, Maidstone consented to the filing of a petition for the entry of an Order of Liquidation with the NYSDFS.

On January 14, 2020, the NYSDFS filed a petition for an Order of Liquidation in the Court with respect to Maidstone. On January 21, 2020, the Court issued an order to show cause establishing February 13, 2020 as the date of a hearing before the Court with respect to the Order of Liquidation. On February 13, 2020, the Court conducted a hearing with respect to the Order of Liquidation and, thereafter, approved the Order of Liquidation. At such time, the control and assets of Maidstone vested with the NYS Liquidation Bureau and were no longer under our control. All Maidstone assets and liabilities were removed from our financial statements as of February 13, 2020. See Note 29, “Subsequent Events” to the consolidated financial statements included in this filing for further information.

Turning Point’s Competitive Strengths

We believe Turning Point’s competitive strengths include the following:

Large, Leading Brands with Significant Scale

Turning Point has built a portfolio of leading brands with significant scale that are well recognized by consumers, retailers, and wholesalers. Turning Point’s Stoker’s® and Zig-Zag® brands are each well established and date back 80 and 120 years, respectively. The NewGen segment has been built primarily through the acquisitions of Solace, VaporBeast and IVG, leading sellers of e-liquids, devices, and accessories.

•
Stoker’s® is the #2 loose-leaf chewing tobacco brand and among the fastest growing MST brands in the industry. Turning Point manufactures Stoker’s® MST using only 100% American Leaf, utilizing a proprietary process to produce what Turning Point believes is a superior product.

•	Zig-Zag® is the #1 premium cigarette paper brand in the U.S., with significant distribution in Canada. Zig-Zag® is also the #1 MYO cigar wrap brand in the U.S., as measured by MSAi.

Turning Point believes the Stoker’s® brand is seen as an innovator in both the loose-leaf chewing tobacco and moist snuff markets. Zig-Zag® is an iconic brand and has strong, enduring brand recognition among a wide audience of consumers. The Solace acquisition provides Turning Point with a proven line of e-liquid and a strong new product development platform from which Turning Point intends to launch additional novel products, including a variety of actives. VaporBeast is a powerful distribution engine that allows Turning Point to further penetrate non-traditional retail outlets. IVG provides Turning Point direct access to the highly attractive, high margin B2C segment via the flagship VaporFi® brand.

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

•	In 2019 Turning Point launched the Nu-X brand focused on product development in the alternative market including cannabidiol isolate (“CBD”).
•
VaporBeast quickly established itself as a leading marketer and distributor of liquid vapor products to the non-traditional retail universe. With its national footprint, VaporBeast is leveraging its regional consumer preference insights to further accelerate sales advances.

•
The IVG acquisition, and specifically the VaporFi B2C marketing engine, offers Turning Point the opportunity to leverage the marketing competencies and processes to sell novel proprietary products across multiple channels and platforms.

•	The Solace acquisition in 2019 provided Turning Point with a leading line of liquids and a powerful new product development platform.

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

Extensive Distribution Network and Data Driven Sales Organization

Turning Point has taken important steps to enhance its selling and distribution network and consumer marketing capabilities while keeping its capital expense requirements relatively low. Turning Point services its traditional tobacco and vapor customer bases with an experienced sales and marketing organization of approximately 178 professionals who possess in-depth knowledge of the OTP market. Turning Point extensively uses data supported by leading technology to enable its salesforce to analyze changing trends and effectively identify evolving consumer preferences at the store level. Turning Point subscribes to a sales tracking system provided by MSAi that measures all OTP product shipments by all market participants, on a weekly basis, from approximately 900 wholesalers to over 250,000 traditional retail stores in the U.S. This system enables Turning Point to understand share and volume trends across multiple categories at the individual store level, allowing it to allocate field salesforce coverage to the highest opportunity stores, thereby enhancing the value of new store placements and sales activity. Within the Stoker’s product categories, Turning Point has seen a positive correlation between the frequency of store calls by its salesforce and its retail market share. As the initial sales effort is critical to the success of a product launch, Turning Point believes its experienced salesforce, expansive distribution network, and leading market analytics put it in a strong position to swiftly execute new product launches in response to evolving consumer and market preferences.

Long-standing, Strong Relationships with an Established Set of Producers

As part of Turning Point’s asset-light operating model, Turning Point built long-standing and extensive relationships with leading, high-quality producers. In 2019, Turning Point’s three most important suppliers were:

•	Swedish Match, which manufactures Turning Point’s loose-leaf chewing tobacco;
•	Bolloré, which provides Turning Point with exclusive access to the Zig-Zag® cigarette paper and accessories brand for the U.S. and Canada; and
•	Durfort, from which Turning Point sources its MYO cigar wraps.

By outsourcing the production of products that represent more than 80% of Turning Point’s net sales to a select group of suppliers with whom Turning Point has strong relationships, Turning Point is able to maintain low overhead costs and minimal capital expenditures, which together drive its margins.

Experienced Management Team

With an average of approximately 26 years of consumer products experience, including an average of 24 years in the tobacco industry, Turning Point’s senior management team has enabled it to grow and diversify its business while improving operational efficiency. Members of management have previous experience at other leading tobacco companies, including Altria Group, Inc. (formerly Philip Morris); Liggett & Myers Tobacco Company (now Liggett Group, a subsidiary of Vector Group ltd); Swedish Match; and American Brands, Inc. Given the professional experience of the senior management team, Turning Point is able to analyze risks and opportunities from a variety of perspectives. Turning Point’s senior leadership has embraced a collaborative culture in which the combined experience, analytical rigor, and creativity are leveraged to assess opportunities and deliver products that satisfy consumers’ demands.

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

Grow Share of Existing Product Lines, Domestically and Internationally

Turning Point intends to remain a consumer centric organization with an innovative view and understanding of the OTP market. Turning Point believes there are meaningful opportunities for growth within the OTP market and in the emerging alternatives market which includes CBD. Turning Point expects to continue to identify unmet consumer needs and provide quality products that Turning Point believes will result in genuine consumer satisfaction and foster the growth of revenue. Turning Point maintains a robust product pipeline and plan to strategically introduce new products in attractive, growing OTP segments, both domestically and internationally. For example, in addition to Turning Point’s successful launch of Stoker’s® smaller 1.2 oz. MST cans, Turning Point believes there are opportunities for new products in the MST pouch and MYO cigar wrap markets. CBD products in the NewGen products segment are currently in Turning Point’s pipeline. Turning Point believes it has successfully built strong, powerful brands possessing significant potential.

In 2019, less than 5% of Turning Point’s revenues were generated outside of the U.S. Having established a strong infrastructure and negotiated relationships across multiple segments and products, Turning Point is pursuing an international growth strategy to broaden sales and strengthen margins. Turning Point believes international sales represent a meaningful growth opportunity. Turning Point’s goals include expanding its presence in the worldwide OTP industry on a targeted basis. For example, Turning Point is selling its Stoker’s® MST products in South America and expanding Zig-Zag’s retail penetration and product assortment in Canada.

Expand into Adjacent Categories through Innovation and New Partnerships

Turning Point continually evaluates opportunities to expand into adjacent product categories by leveraging its current portfolio or through new partnerships. In 2009, Turning Point leveraged the Zig-Zag® tobacco brand and introduced Zig-Zag® MYO cigar wraps with favorable results. Turning Point now commands the #1 market share position for that segment. Turning Point is currently expanding its MYO cigar wraps business through the expansion of hemp cigar wraps which are similar to traditional cigar wraps, but are made of fine quality hemp, lack any tobacco or nicotine and, therefore, are not subject to federal excise tax. Additionally, Turning Point leveraged the substantial value equity in Stoker’s to launch a highly differentiated and proprietary MST product that remains among the fastest growing brands in the category. Turning Point has identified a number of new adjacencies and Turning Point intends to leverage its existing brands and partnerships to continue the process of commercializing winning products that satisfy consumer needs.

Continue to Grow a Strong NewGen Platform

The OTP category is continually evolving as consumers actively seek out new products and product forms. Given this market demand, Turning Point has developed a NewGen product platform which it believes will serve new and evolving consumer demands across multiple product categories.

Moving forward, Turning Point has identified additional opportunities in both CBD and other actives which it intends to take to market under its newly established subsidiary, Nu-X. Through Turning Point’s partnership with Canadian American Standard Hemp Inc. (“CASH”) and the keen insights it has attained in the alternative channel space over the last several years, Turning Point intends to fully leverage the total Turning Point infrastructure to place novel Nu-X products at retail and online via its B2C expertise.

Turning Point believes the categories within its NewGen segment are poised to be the key industry growth drivers in the future, and Turning Point is well-positioned to capitalize on this growth. Turning Point intends to continue to pursue growth of its NewGen product platform by offering unique and innovative products to address evolving consumer demands.

Strategically Pursue Acquisitions

Turning Point believes there are meaningful acquisition opportunities in the fragmented OTP space. Turning Point regularly evaluates acquisition opportunities across the OTP landscape. In evaluating acquisition opportunities, Turning Point’s focus is on identifying acquisitions that strengthen its current distribution platform and product offerings or enable category expansion in areas with high growth potential.

Substantially all of Turning Point’s 2019 U.S. gross profit was derived from sales of products currently regulated by the U.S. Food and Drug Administration (“FDA”) Center for Tobacco Products. Turning Point has significant experience in complying with the FDA regulatory regime with a compliance infrastructure composed of legal and scientific professionals. Turning Point believes many smaller OTP manufacturers currently lack this infrastructure, which it believes is necessary to comply with the broad scope of FDA regulations. Turning Point believes its regulatory compliance infrastructure, combined with its skilled management and strong distribution platform, position it to act as a consolidator within the OTP industry.

Turning Point has a strong track record of enhancing its OTP business with strategic and accretive acquisitions. For example, Turning Point’s acquisition of the North American Zig-Zag® cigarette papers distribution rights in 1997 has made Turning Point the #1 premium cigarette paper brand in the U.S., as measured by MSAi. Perhaps more importantly, Turning Point owns the Zig-Zag® tobacco trademark in the U.S. and have leveraged this asset effectively with approximately 52% of Turning Point’s total 2019 Zig-Zag branded net sales under its own Zig-Zag® marks rather than those Turning Point licenses from Bolloré. In 2003, Turning Point acquired the Stoker’s® brand. Turning Point has since built the brand to a strong #2 position in the chewing tobacco industry while successfully leveraging the brand’s value through its MST expansion where it remains among the fastest growing MST brands in the industry. More recently, Turning Point has completed a series of acquisitions since its IPO in 2016 including (i) smokeless tobacco brands from Wind River, (ii) VaporBeast, (iii) IVG and (iv) Solace. Additionally, Turning Point’s strategic minority interest in CASH gives Turning Point access to a pipeline of novel CBD products that it believes will be a dynamic force in the industry. Additionally, Turning Point’s investment in ReCreation Marketing in Canada is expected to accelerate Zig-Zag’s growth through alternative channel penetration.

Maintain Lean, Low-Cost Operating Model

Turning Point has a lean, asset-light manufacturing and sourcing model which requires low capital expenditures and utilizes outsourced supplier relationships. Turning Point believes its asset-light model provides marketplace flexibility and allows it to achieve favorable margins. Turning Point’s market analytics allow it to efficiently and effectively address evolving consumer and market demands. Turning Point’s supplier relationships allows it to increase the breadth of its product offerings and quickly enter new OTP markets as management is able to focus on brand building and innovation. Turning Point intends to continue to optimize its asset-light operating model as it grows in order to maintain a low cost of operations and healthy margins. In 2019, over 80% of Turning Point’s net sales were derived from outsourced production operations. Turning Point’s capital expenditures have ranged between $1.6 million and $4.8 million per year over the previous 5 years. Turning Point does not intend to outsource its MST production as a result of its proprietary manufacturing processes which are substantively different than those of its competitors.

Raw Materials, Product Supply, and Inventory Management

Turning Point sources its products through a series of longstanding, highly valued relationships which allow it to conduct its business on an asset-light, distribution-focused basis.

The components of inventories were as follows as of:

	December 31,
(In thousands)	2019	2018
Raw materials and work in process	$7,050	$2,722
Leaf tobacco	32,763	34,977
Finished goods - Smokeless products	5,680	6,321
Finished goods - Smoking products	13,138	14,666
Finished goods - NewGen products	17,111	37,194
Other	989	738
Gross inventory	76,731	96,618
LIFO reserve	(5,752)	(5,381)
Net inventory	$70,979	$91,237

Smokeless Products

Turning Point’s loose-leaf chewing and moist snuff tobaccos are produced from air-cured and fire-cured leaf tobacco, respectively. Turning Point utilizes recognized suppliers that generally maintain 12- to 24-month supplies of its various types of tobacco at their facilities. Turning Point does not believe it is dependent on any single country or supplier source for tobacco. Turning Point generally maintains up to a two-month supply of finished, loose-leaf chewing tobacco and moist snuff. This supply is maintained at its Louisville, Kentucky, facility and in two regional public warehouses to facilitate distribution.

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

All of Turning Point’s loose-leaf chewing tobacco production is fulfilled through its agreement with Swedish Match. See “Distribution and Supply Agreements” below for Turning Point’s discussion of the Swedish Match Manufacturing Agreement. All of the moist snuff products are manufactured at Turning Point’s facility in Dresden, Tennessee. Packaging occurs at the Dresden, Tennessee, location in addition to the facility in Louisville, Kentucky.

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

NewGen Products

Turning Point has sourcing relationships that are capable of providing liquid vapor products for other companies’ brands and for producing its own branded product lines in the category. Turning Point’s acquisitions of VaporBeast, IVG and Solace have (i) accelerated its entry into the non-traditional retail channel, where it believes a significant portion of CBD and liquid vapor products are sold; (ii) provided enhanced distribution of products; and (iii) established best-in-class distribution and B2C platforms combining eCommerce selling skills with a national, retail salesforce. Turning Point believes the VaporBeast B2B competency coupled with the IVG B2C selling strengths and its national retail salesforce is a genuine competitive advantage and one that it intends to leverage on behalf of Nu-X CBD and other actives products. Furthermore, Turning Point has established a sourcing group in Asia to ensure timely and cost-effective access to marketplace winners and new product launches, while also maximizing margin through thoughtful logistics strategies.

Distribution and Supply Agreements

Bolloré Distribution and License Agreements

Turning Point is party to two long-term distribution and license agreements with Bolloré with respect to sales of cigarette papers, cigarette tubes, and cigarette injector machines—one with respect to distribution in the U.S. and one with respect to distribution in Canada (collectively, the “Distribution Agreements”). Under the Distribution Agreements, Bolloré granted Turning Point the exclusive right to purchase products bearing the Zig-Zag® brand name from Bolloré for resale in the U.S. and Canada. Turning Point has the sole right to determine pricing and other terms upon which it may resell any products purchased from Bolloré, including the right to determine the ultimate distributors of such products within these countries. Furthermore, on March 19, 2013, Turning Point entered into an additional License and Distribution Agreement with Bolloré (the “Bolloré License Agreement”), which permits Turning Point the exclusive use of the Zig-Zag® brand name in the U.S. for e-cigarettes and any related accessories, including vaporizers and e-liquids. The Bolloré License Agreement terminates upon termination of the Distribution Agreements. Turning Point also entered into a License and Distribution Agreement with Bolloré permitting the exclusive use of the Zig-Zag brand in the U.S. and Canada for paper cone products. This agreement also terminates upon termination of the Distribution Agreements.

Each of the Distribution Agreements were entered into on November 30, 1992, by a predecessor in interest for an initial twenty-year term. The Distribution Agreements automatically renewed in November 2012 for a second twenty-year term and will automatically renew for successive twenty-year terms unless terminated in accordance with the provisions of such agreement. The Distribution Agreements provide that, in order to assure each of the parties receives commercially reasonable profits in light of inflationary trends and currency fluctuation factors, 120 days prior to December 31, 2004, and each fifth-year anniversary from such date thereafter, the parties are required to enter into good faith negotiations to agree on an index and currency adjustment formula to replace the index and formula currently in effect. If the parties are unable to agree, the dispute is to be submitted to binding arbitration. Pursuant to the Distribution Agreements, if at any time the price received by Bolloré fails to cover its costs, Bolloré may give Turning Point notice of this deficiency, and the parties must promptly negotiate in good faith to adjust prices. If the parties cannot agree on new prices, Turning Point may purchase products from an alternative supplier reasonably acceptable to Bolloré until the next price adjustment period (subject to certain price-matching rights available to Bolloré and other terms and conditions). Further, Bolloré sources its needs for Turning Point’s orders from an affiliate of one of Turning Point’s competitors. For further details, see “Risk Factors—Turning Point depends on a small number of key third-party suppliers and producers for its products.”

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

Swedish Match Manufacturing Agreement

On September 4, 2008, Turning Point entered into a manufacturing and distribution agreement with Swedish Match whereby Swedish Match became the exclusive manufacturer of Turning Point’s loose-leaf chewing tobacco. Under the agreement, production of Turning Point’s loose-leaf chewing tobacco products was completely transitioned to Swedish Match’s plant located in Owensboro, Kentucky, on September 18, 2009. Turning Point sources all of the tobacco Swedish Match uses to manufacture Turning Point’s products along with certain proprietary flavorings and retain all marketing, design, formula, and trademark rights over Turning Point’s loose-leaf products. Turning Point also has the right to approve all product modifications and are solely responsible for decisions related to package design and branding of the loose-leaf tobacco produced for Turning Point. Responsibilities related to process control, manufacturing activities, and inventory management with respect to Turning Point’s loose-leaf products are allocated between Turning Point and Swedish Match as specified in the agreement. Turning Point also has rights to monitor production and quality control processes on an ongoing basis.

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

Production and Quality Control

Turning Point primarily outsources its manufacturing and production processes and focus on packaging, marketing, and distribution. Turning Point currently manufactures less than 20% of its products as measured by net sales. Turning Point’s in-house manufacturing operations are principally limited to (i) the manufacturing of Turning Point’s moist snuff products, which occurs at its facility in Dresden, Tennessee; (ii) the packaging of Turning Point’s moist snuff products at its facilities in Dresden, Tennessee, and Louisville, Kentucky; and (iii) the manufacturing of e-liquids at Turning Point’s Louisville, Kentucky, facility. Turning Point’s MST products are processed in-house, rather than outsourced, as a result of its proprietary manufacturing processes which are substantively different than those of Turning Point’s competitors.

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

Given the importance of contract manufacturing to Turning Point’s business, Turning Point’s quality control group ensures that established, written procedures and standards are adhered to by each of its contract manufacturers. Responsibilities related to process control, manufacturing activities, quality control, and inventory management with respect to Turning Point’s loose-leaf are allocated between Turning Point and Swedish Match under the manufacturing agreement.

Sales and Marketing

Turning Point has grown the size and capacity of its salesforce and intends to continue strengthening the organization to advance its ability to deepen and broaden the retail availability of Turning Point’s products and brands.

As of December 31, 2019, Turning Point had a nationwide sales and marketing organization of approximately 178 professionals. Turning Point’s sales and marketing group focuses on priority markets and sales channels and seeks to operate with a high level of efficiency. In 2019, Turning Point’s tobacco-related sales and marketing efforts enabled its products to reach an estimated 210,000 retail doors in North America and over 800 direct wholesale customers with an additional 100 secondary, indirect wholesalers in the U.S.

Turning Point’s tobacco sales efforts are focused on wholesale distributors and retail merchants in the independent and chain convenience store, tobacco outlet, food store, mass merchandising, drug store, and non-traditional retail channels. Turning Point’s NewGen sales efforts are focused on alternative channels and winning new stores, increasing store share of requirements and growing the B2C engine to capture a greater share of online sales direct to the consumer. Turning Point has expanded, and intends to continue to expand, the sales of its products into previously underdeveloped geographic markets and retail channels. In 2019, Turning Point derived more than 95% of its net sales from sales in the U.S., with the remainder primarily from sales in Canada.

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

Turning Point employs marketing activities to grow awareness, trial, and sales including selective trade advertising to expand wholesale availability, point-of-sale advertising and merchandising and permanent and temporary displays to improve consumer visibility, and social media. Turning Point complies with all regulations relating to the marketing of tobacco products, such as directing marketing efforts to adult consumers, and is committed to full legal compliance in the sales and marketing of its products. To date, Turning Point has neither relied upon, nor conducted, any substantial advertising in the consumer media for its tobacco products.

In the years ended December 31, 2019 and 2018, Turning Point did not have any customer that accounted for 10% or more of its net sales. Turning Point’s customers use an open purchase order system to buy its products and are not obligated to do so pursuant to ongoing contractual obligations. Turning Point performs periodic credit evaluations of its customers and generally does not require collateral on trade receivables. Historically, Turning Point has not experienced material credit losses. Sales to customers within the NewGen segment are generally prepaid.

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

Smokeless Products

Turning Point’s three principal competitors in the loose-leaf chewing tobacco market are Swedish Match, the American Snuff Company, LLC (a unit of British American Tobacco p.l.c.), and Swisher International Group, Inc. Turning Point believes moist snuff products are used interchangeably with loose-leaf products by many consumers. In the moist snuff category, Turning Point faces the same competitors with the addition of U.S. Smokeless Tobacco Company (a division of Altria Group, Inc.).

Smoking Products

Turning Point’s principle competitors for premium cigarette paper sales are Republic Tobacco, L.P. and HBI International. Turning Point’s two major competitors for its MYO cigar wraps are New Image Global, Inc., and Blunt Wrap USA. Turning Point believes MYO cigar wrap products are used interchangeably with both rolling papers and finished cigar products by many consumers.

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

Patents, Trademarks, and Trade Secrets

Turning Point has numerous registered trademarks relating to its products, including: Beech-Nut®, Trophy®, Havana Blossom®, Durango®, Stoker’s®, Tequila Sunrise®, Fred’s Choice®, Old Hillside®, Our Pride®, Red Cap®, Tennessee Chew®, Big Mountain®, Springfield Standard®, Snake River®, VaporBeast®, Vapor Shark®, DirectVapor®, VaporFi®, SouthBeachSmoke®, and Nu-X Ventures®. The registered trademarks, which are significant to Turning Point’s business, expire periodically and are renewable for additional 10-year terms upon expiration. Flavor and blend formula trade secrets relating to Turning Point’s tobacco products, which are key assets of Turning Point’s businesses, are maintained under strict secrecy.

The Zig-Zag® trade dress trademark for premium cigarette papers and related products are owned by Bolloré and have been exclusively licensed to Turning Point in the U.S. and Canada. The Zig-Zag® trademark for e-cigarettes is also owned by Bolloré and have been exclusively licensed to Turning Point in the U.S. Turning Point owns the Zig-Zag® trademark with respect to its use in connection with products made with tobacco including, without limitation, cigarettes, cigars, and MYO cigar wraps in the U.S.

Research and Development and Quality Assurance

Turning Point has a research and development and quality assurance function that tests raw materials and finished products in order to maintain a high level of product quality and consistency. Research and development largely base its new product development efforts on its high-tech data systems. Turning Point spent approximately $2.5 million on research and development and quality control efforts for the years ended December 31, 2019 and 2018.

Standard Outdoor

Business Strategy

Standard Outdoor owns, manages and operates a total of 180 billboard structures, with 399 billboard faces, in Georgia and Florida (87 billboard structures), Alabama (82 billboard structures), South Carolina (3 billboard structures) and Texas (8 billboard structures). Typically, Standard Outdoor’s structures are positioned on properties that it leases with terms ranging from month-to-month to 99 years, often with renewal or extension options. Standard Outdoor’s lease obligations vary under these arrangements. Currently, Standard Outdoor is focused on an aggressive local sales effort with minimal national account business.

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

On November 18, 2019, we announced plans to divest our outdoor billboard business, conducted through Standard Outdoor, in a transaction not yet finalized.

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

Pillar General

Business Strategy

As of January 2, 2018, following the acquisition of Interboro, Pillar General entered the insurance business. Maidstone, a wholly owned subsidiary of Interboro, offers personal automobile and homeowner insurance, primarily in the State of New York.

During the year ended December 31, 2019, we recorded impairment charges of $0.8 million and $2.0 million related to the full impairment of the goodwill and intangible asset balances, respectively, in our Insurance segment. This impairment was a result of changes in the future outlook for the Insurance segment and certain other factors impacting recoverability, identified in the first quarter of 2019. As a result, there are no goodwill or intangible assets balances remaining in our Insurance segment.

In addition, Maidstone is subject to certain RBC requirements as specified by the NAIC. Under such requirements, the amount of capital and surplus maintained by a property and casualty insurance company is to be determined on various risk factors including risk-based capital ratios. In August 2019, the Company reported a negative statutory capital and surplus to the NYSDFS. The NYSDFS requested that the Company consent to the entry of an Order of Liquidation to effect a liquidation of the Company by the NYSDFS. On August 7, 2019, Maidstone consented to the filing of a petition for the entry of an Order of Liquidation with the NYSDFS.

On January 14, 2020, the NYSDFS filed a petition for an Order of Liquidation in the Court with respect to Maidstone. On January 21, 2020, the Court issued an order to show cause establishing February 13, 2020 as the date of a hearing before the Court with respect to the Order of Liquidation. On February 13, 2020, the Court conducted a hearing with respect to the Order of Liquidation and, thereafter, approved the Order of Liquidation. At such time, the control and assets of Maidstone vested with the NYS Liquidation Bureau and were no longer under our control. All Maidstone assets and liabilities were removed from our financial statements as of February 13, 2020. See Note 29, “Subsequent Events” to the consolidated financial statements included in this filing for further information.

Employees

Including our operating subsidiaries as described below, we employed approximately 499 persons at February 28, 2020. Turning Point employed 466 persons. Interboro employed 26 persons. Standard Outdoor employed seven persons. None of our employees are represented by unions. We believe we have a positive relationship with our employees.

Corporate Information

We (f/k/a Standard Diversified Opportunities Inc., Special Diversified Opportunities Inc. and Strategic Diagnostics Inc.) were incorporated in the State of Delaware in 1990. Our principal executive offices are located at 767 5th Avenue, 12th Floor, New York, NY 10153, and our telephone number is (212) 922-3752. Our website address is www.standarddiversified.com.

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

Set forth below are risks and uncertainties relating to our business, industry and the ownership of our securities. These risks and uncertainties may lead to outcomes that could adversely affect our results of operations and financial condition. You should carefully consider each of these risks and uncertainties and all of the information in this Annual Report on Form 10-K and its exhibits, including our consolidated financial statements and notes thereto for the year ended December 31, 2019, which are included in a separate section at the end of this report beginning on page 65.

Risks Relating to SDI

We may not be able to execute on our plans to complete a merger with Turning Point Brands.

We have previously announced plans to pursue a merger with Turning Point Brands, Inc. (“Turning Point”), of  which we held a 50.0% interest as of December 31, 2019. Pursuant to the proposed transaction, which would be a statutory merger implemented via Delaware law and would be intended to constitute a tax-free “downstream reorganization” for U.S. federal income tax purposes, we would be merged with and into a wholly owned subsidiary of Turning Point with Turning Point as the survivor of the merger. Pursuant to the merger, holders of our Class A common stock and Class B common stock would receive, in return for such stock, shares of the voting common stock of Turning Point.

The proposed transaction is subject to the approval of our Board of Directors, which would be based on a recommendation from a Special Committee of Independent Directors that the Board has formed to engage in discussions with Turning Point. The proposed transaction is also subject to the approval of our stockholders, which stockholder approval is expected to be sought at a meeting of our stockholders which we intend to hold in the next several months. The proposed transaction is also subject to the approval of Turning Point’s Board, which would be based on a recommendation from a Special Committee of Independent Directors that Turning Point’s Board has formed to engage in discussions with us. The proposed transaction is also subject to the approval of Turning Point’s stockholders.

Upon consummation of the merger, we would no longer have any operations. Should we not consummate the merger, and until we do in any case, our business will continue to be subject to the risks described in this section.

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

Because we face significant competition for acquisition and investment opportunities, including from numerous companies with a business plan similar to ours, it may be difficult for us to fully execute our business strategy. We expect to encounter intense competition for acquisition and investment opportunities from both strategic investors and other entities having a business objective similar to ours, such as private investors (which may be individuals or investment partnerships), blank check companies, and other entities, domestic and international, competing for the type of businesses that we may intend to acquire. Many of these competitors possess greater technical, human and other resources, or more local industry knowledge, or greater access to capital, than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. These factors may place us at a competitive disadvantage in successfully completing future acquisitions and investments.

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

Borrowings under our term loan from GACP II, L.P. bear interest at variable rates based on LIBOR. LIBOR and certain other interest “benchmarks” may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit rates for the calculation of LIBOR rates after 2021, and it is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will evolve. If LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, interest rates on our current or future debt obligations may be adversely affected.

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

If we or Turning Point discovers material weaknesses or significant deficiencies in our respective internal controls over financial reporting, or those of any entity that either we or Turning Point may acquire, it may adversely affect our ability to provide timely and reliable financial information and satisfy our reporting obligations under federal securities laws, which also could affect the trading price of our Class A common stock.

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

To the extent that any material weakness or significant deficiency exists in our internal control over financial reporting, or that of any of our consolidated subsidiaries, including Turning Point, such material weakness or significant deficiency may adversely affect our ability to provide timely and reliable financial information necessary for the conduct of our business and satisfaction of our reporting obligations under federal securities laws. Ineffective internal and disclosure controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Class A common stock. During the preparation of Turning point’s annual financial statements for 2019 and the conduct of the annual financial statements audit, Turning Point management identified a material weakness in Turning point’s internal control over financial reporting relating to oversight and review of the work of the third-party valuation specialists retained to conduct the valuation of Turning Point’s convertible debt issued in the third quarter of 2019 which contains an equity classified embedded derivative. Both management of Turning Point and our management have concluded that procedures implemented by Turning Point remediated the material weakness in Turning Point’s and our internal control over financial reporting.

We may be required to include in our periodic reports filed with the SEC, or to incorporate by reference therein, the financial statements of entities that we acquire. If any such entity does not timely provide such financial statements, it may adversely affect our ability to provide timely and reliable financial information and satisfy our reporting obligations under federal securities laws, which also could affect the trading price of our Class A common stock.

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

During the period from January 1, 2019 through March 2, 2020, the price of our Class A common stock fluctuated between $10.05 and $22.50 per share, with an average daily trading volume for the period of approximately 11,400 shares. The trading price of our Class A common stock may be highly volatile and could be subject to fluctuations in response to a number of factors beyond our control, including:

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

Our inability to comply with the listing requirements of the NYSE American could result in our Class A common stock being delisted, which could affect their market price and liquidity and reduce our ability to raise capital.

We are required to meet certain qualitative and financial tests to maintain the listing of our Class A common stock on the NYSE American exchange.  If we do not maintain compliance with the continued listing requirements for the NYSE American within specified periods and subject to permitted extensions, our Class A common stock may be delisted. If our Class A common stock is delisted, it could be more difficult to buy or sell such stock and to obtain accurate quotations, and the price of our Class A common stock.

As previously disclosed, on January 7, 2020, we received a notice from the NYSE American indicating because we did not hold an annual meeting of stockholders during the year ended December 31, 2019, we are not in compliance with Section 704 of the NYSE American Company Guide, which requires that an issuer hold an annual meeting during each fiscal year.  We intend to hold a meeting of stockholders in the next several months with respect to the proposed transaction with Turning Point discussed above.

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

We may not be able to execute on our plans to divest our outdoor billboard business.

We have announced plans to divest our outdoor billboard business. While we are engaged in discussions relating to these plans, and expect to be able to consummate these plans by the end of the second quarter of 2020, if we are unable to divest our outdoor billboard business, we will continue to be subject to the risks of operating the business, as described in this section.

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

Risks Relating to Interboro

Maidstone is the subject of an Order of Liquidation and we are in the process of transitioning its operations to the New York Liquidation Bureau.

As we have previously disclosed, the New York State Department of Financial Services (the “NYSDFS”) filed a petition for an order of liquidation pursuant to Article 74 of the New York Consolidated Insurance Law (“Order of Liquidation”) in the Supreme Court of the State of New York, County of Nassau (the “Court”) with respect to our indirect wholly-owned subsidiary, Maidstone Insurance Company.

On February 13, 2020, the Court conducted a hearing with respect to the Order of Liquidation and, thereafter, approved the Order of Liquidation. At such time, the control and assets of Maidstone vested with the NYS Liquidation Bureau. We are in the process of transitioning the operations of Maidstone to the NYS Liquidation Bureau, which we expect to complete around the end of March 2020. At that time, the board of directors of Maidstone will be dissolved, and we will no longer recognize any assets or liabilities with respect to Maidstone. However, if we are unable to complete the transition of such operations, we may remain subject to the liabilities of Maidstone.

Risks Relating to Turning Point’s Line of Business

Sales of tobacco products are generally expected to continue to decline.

As a result of restrictions on advertising and promotions, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of tobacco and tobacco-related products, increased pressure from anti-tobacco groups, and other factors, the overall U.S. market for tobacco products has generally been declining in terms of volume of sales and is expected to continue to decline. The general climate of declining sales of tobacco products is principally driven by the long-standing declines in cigarettes. OTP, on the other hand, as measured by MSAi, have been generating modest consumer unit volume gains. For instance, while loose-leaf chewing tobacco products have declined for over a decade, the MST segment pouch products and snuffs have been growing in the low single digits over the same period. Additionally, cigarillo cigars and MYO cigar wraps have each demonstrated MSAi volume gains in recent years. Turning Point’s tobacco products comprised approximately 58% of its total 2019 net sales and, while some of its sales volume declines have been offset by higher prices or by increased sales in other product categories, there can be no assurance that these price increases or increased sales can be sustained, especially in an environment of increased regulation, product characteristic restrictions, and taxation and changes in consumer spending habits.

Turning Point depends on a small number of key third-party suppliers and producers for its products.

Turning Point operations are largely dependent on a small number of key suppliers and producers to supply or manufacture its products pursuant to long-term contracts. In 2019, its three most important suppliers and producers were: (i) Swedish Match, which produces all of its loose-leaf chewing tobacco in the U.S., (ii) Bolloré, which provides Turning Point with exclusive access to the Zig-Zag® cigarette paper and related accessories in the U.S. and Canada, and (iii) Durfort, from which Turning Point sources its MYO cigar wraps.

All of Turning Point’s loose-leaf tobacco products are manufactured for Turning Point by Swedish Match pursuant to a ten-year renewable agreement, which Turning Point entered into in 2008. The agreement will automatically be renewed for five successive ten-year terms unless either party provides at least 180 days’ notice prior to a renewal term of its intent to terminate the agreement or unless otherwise terminated in accordance with the provisions of the agreement. If a notice of non-renewal is delivered, the contract will expire two years after the date on which the agreement would have otherwise been renewed. Under this agreement, Turning Point retained the rights to all marketing, distribution and trademarks over the loose-leaf brands that Turning Point owns or licenses. The agreement renewed for an additional ten-year term in 2018. Turning Point shares responsibilities with Swedish Match related to process control, manufacturing activities, quality control, and inventory management with respect to its loose-leaf products. Turning Point relies on the performance by Swedish Match of its obligations under the agreement for the production of its loose-leaf tobacco products. Any significant disruption in Swedish Match’s manufacturing capabilities or its relationship with Swedish Match, a deterioration in Swedish Match’s financial condition, or an industry-wide change in business practices with respect to loose-leaf tobacco products could have a material adverse effect on its business, results of operations, and financial condition.

All of Turning Point’s Zig-Zag® premium cigarette papers, cigarette tubes, and injectors are sourced from Bolloré, pursuant to a renewable 20-year exclusive agreement. This agreement was most recently renewed in 2012. In addition, under the terms of the agreement with Bolloré, Turning Point renegotiates pricing terms every five years. Further, Bolloré sources its needs for certain of its orders from an affiliate of one of its competitors.

Turning Point sources its MYO cigar wraps through the patent holder, Durfort, pursuant to an agreement entered into in October 2008. The agreement extends until expiration of the patents or cancellation of the agreement by either party. Turning Point relies on Durfort to produce and package its MYO cigar wraps to its specifications. Any significant disruption in its relationship with Durfort, a deterioration in Durfort’s financial condition, an industry-wide change in business practices relating to MYO cigar wraps, Durfort’s ability to comply with regulatory requirements, or its ability to source the MYO cigar wraps from them could have a material adverse effect on its business, results of operations, and financial condition.

Pursuant to agreements with certain suppliers, Turning Point has agreed to store tobacco inventory purchased on its behalf and generally maintain a 12- to 24-month supply of its various tobacco products at their facilities. Turning Point cannot guarantee its supply of these products will be adequate to meet the demands of its customers. Further, a major fire, violent weather conditions, or other disasters that affect Turning Point or any of its key suppliers or producers, including Bolloré, Swedish Match, or Durfort, as well as those of its other suppliers and vendors, could have a material adverse effect on its operations. Although Turning Point has insurance coverage for some of these events, a prolonged interruption in its operations, as well as those of its producers, suppliers, or vendors, could have a material adverse effect on its business, results of operations, and financial condition. In addition, Turning Point does not know whether Turning Point will be able to renew any or all of its agreements on a timely basis, on terms satisfactory to us, or at all.

Any disruptions in Turning Point’s relationships with Bolloré, Swedish Match, or Durfort, a failure to renew any of its agreements, an inability or unwillingness by any supplier to produce sufficient quantities of its products in a timely manner or finding a new supplier would have a significant impact on its ability to continue distributing the same volume and quality of products and maintain its market share, even during a temporary disruption, which could have a material adverse effect on its business, results of operations and financial condition.

Turning Point may be unable to identify or contract with new suppliers or producers in the event of a disruption to its supply.

In order to continue selling its products in the event of a disruption to its supply, Turning Point would have to identify new suppliers or producers that would be required to satisfy significant regulatory requirements. Only a limited number of suppliers or producers may have the ability to produce its products at the volumes Turning Point needs, and it could be costly or time-consuming to locate and approve such alternative sources. Moreover, Turning Point may be difficult or costly to find suppliers to produce small volumes of its new products in the event Turning Point is looking only to supplement current supply as suppliers may impose minimum order requirements. In addition, Turning Point may be unable to negotiate pricing or other terms with its existing or new suppliers as favorable as those Turning Point currently enjoys. Even if Turning Point were able to successfully identify new suppliers and contract with them on favorable terms, these new suppliers would also be subject to stringent regulatory approval procedures that could result in prolonged disruptions to its sourcing and distribution processes.

Furthermore, there is no guarantee that a new third-party supplier could accurately replicate the production process and taste profile of Turning Point’s existing products. Turning Point cannot guarantee that a failure to adequately replace its existing suppliers would not have a material adverse effect on its business, results of operations, and financial condition.

Turning Point’s business may be damaged by events outside of its suppliers’ control, such as the impact of epidemics (e.g., coronavirus), political upheavals, or natural disasters.

Turning Point has critical suppliers of raw materials and finished products in other countries where events may prevent them from performing their obligations to Turning Point, through no fault of any party. Examples of such events could include the effect of potential epidemics, such as coronavirus; political upheavals including violent changes in government, widespread labor unrest, or breakdowns in civil order; and natural disasters, such as hurricanes, earthquakes or floods. If such events were to occur and disrupt its supply arrangements, there can be no assurance that Turning Point could quickly replace the supply and there could be a material adverse impact on its business, results of operations, and financial condition.

Turning Point’s licenses to use certain brands and trademarks may be terminated or not renewed.

Turning Point is reliant upon brand recognition in the OTP markets in which Turning Point competes as the OTP industry is characterized by a high degree of brand loyalty and a reluctance to switch to new or unrecognizable brands on the part of consumers. Some of the brands and trademarks under which its products are sold are licensed to Turning Point for a fixed period of time in respect of specified markets, such as its distribution and license agreement with Bolloré for use of the Zig-Zag® name and associated trademarks in connection with certain of its cigarette papers and related products.

Turning Point has three licensing agreements with Bolloré, the first of which governs licensing and the use of the Zig-Zag® name with respect to cigarette papers, cigarette tubes, and cigarette injector machines, the second of which governs licensing and the use of the Zig-Zag® name with respect to e-cigarettes, vaporizers, and e-liquids, and the third of which governs the licensing, sourcing and use of the Zig-Zag trademark on paper cones. In 2019, Turning Point generated approximately $108 million in net sales of Zig-Zag® products, of which approximately $52 million was generated from products sold through its license agreement with Bolloré. In the event the licensing agreements with Bolloré are not renewed, the terms of the agreements bind Turning Point under a five-year non-compete clause, under which Turning Point cannot engage in direct or indirect manufacturing, selling, distributing, marketing, or otherwise promoting of cigarette papers of a competitor without Bolloré’s consent, except in limited instances. Turning Point does not know whether Turning Point will renew these agreements on a timely basis, on terms satisfactory to Turning Point, or at all. As a result of these restrictions, if its agreements with Bolloré are terminated, Turning Point may not be able to access the markets with recognizable brands that would be positioned to compete in these segments.

In the event that the licenses to use the brands and trademarks in Turning Point’s portfolio are terminated or are not renewed after the end of the term, there is no guarantee Turning Point will be able to find a suitable replacement, or if a replacement is found, that it will be on favorable terms. Any loss in its brand-name appeal to its existing customers as a result of the lapse or termination of its licenses could have a material adverse effect on its business, results of operations, and financial condition.

Turning Point may not be successful in maintaining the consumer brand recognition and loyalty of its products.

Turning Point competes in a market that relies on innovation and the ability to react to evolving consumer preferences. The tobacco industry in general, and the OTP industry, in particular, are subject to changing consumer trends, demands, and preferences. Therefore, products once favored may over time become disfavored by consumers or no longer perceived as the best option. Consumers in the OTP market have demonstrated a high degree of brand loyalty, but producers must continue to adapt their products in order to maintain their status among these customers as the market evolves. The Zig-Zag® brand has strong brand recognition among smokers, and its continued success depends in part on its ability to continue to differentiate the brand names that Turning Point own or license and maintain similarly high levels of recognition with target consumers. Trends within the OTP industry change often. Turning Point’s failure to anticipate, identify, or react to changes in these trends could, among other things, lead to reduced demand for its products. Factors that may affect consumer perception of its products include health trends and attention to health concerns associated with tobacco, price-sensitivity in the presence of competitors’ products or substitute products, and trends in favor of new NewGen products that are currently being researched and produced by participants in its industry. For example, in recent years, Turning Point has witnessed a shift in consumer purchases from chewing tobacco to moist snuff due to its increased affordability. Along with Turning Point’s biggest competitors in the chewing tobacco market, which also produce moist snuff, Turning Point has been able to shift priorities and adapt to this change. A failure to react to similar trends in the future could enable its competitors to grow or establish their brands’ market shares in these categories before Turning Point has a chance to respond.

Consumer perceptions of the overall health of tobacco-based products is likely to continue to shift, and Turning Point’s success depends, in part, on its ability to anticipate these shifting tastes and the rapidity with which the markets in which Turning Point competes will evolve in response to these changes on a timely and affordable basis. If Turning Point is unable to respond effectively and efficiently to changing consumer preferences, the demand for its products may decline, which could have a material adverse effect on its business, results of operations, and financial condition.

Regulations may be enacted in the future, particularly in light of increasing restrictions on the form and content of marketing of tobacco products, that would make it more difficult to appeal to its consumers or to leverage existing recognition of the brands that Turning Point own or license. Furthermore, even if Turning Point is able to continue to distinguish its products, there can be no assurance that the sales, marketing, and distribution efforts of its competitors will not be successful in persuading consumers of its products to switch to their products. Many of its competitors have greater access to resources than Turning Point does, which better positions them to conduct market research in relation to branding strategies or costly marketing campaigns. Any loss of consumer brand loyalty to its products or reduction of its ability to effectively brand its products in a recognizable way will have a material effect on its ability to continue to sell its products and maintain its market share, which could have a material adverse effect on its business, results of operations, and financial condition.

Turning Point is subject to substantial and increasing regulation.

The tobacco industry has been under public scrutiny for over 50 years. Industry critics include special interest groups, the U.S. Surgeon General, and many legislators and regulators at the local, state and federal levels. A wide variety of federal, state, and local laws limit the advertising, sale, and use of tobacco, and these laws have proliferated in recent years. Together with changing public attitudes towards tobacco consumption, the constant expansion of regulations has been a major cause of the overall decline in the consumption of tobacco products since the early 1970s. These regulations relate to, among other things, the importation of tobacco products and shipping throughout the U.S. market, increases in the minimum age to purchase tobacco products, imposition of taxes, sampling and advertising bans or restrictions, flavor bans or restrictions, ingredient and constituent disclosure requirements, and media campaigns and restrictions on where smokers can smoke. Additional restrictions may be legislatively imposed or agreed to in the future. These limitations may make it difficult for Turning Point to maintain the value of any brand.

Moreover, the current trend is toward increasing regulation of the tobacco industry, which is likely to differ between the various U.S. states and Canadian provinces in which Turning Point currently conducts the majority of its business. Extensive and inconsistent regulation by multiple states and at different governmental levels could prove to be particularly disruptive to its business as Turning Point may be unable to accommodate such regulations in a cost-effective manner that allows Turning Point to continue to compete in an economically viable way. Regulations are often introduced without the tobacco industry’s input and have been a significant reason behind reduced industry sales volumes and increased illicit trade.

In 1986, federal legislation was enacted regulating smokeless tobacco products (including dry and moist snuff and chewing tobacco) by, among other things, requiring health warnings on smokeless tobacco packages and prohibiting the advertising of smokeless tobacco products on media subject to the jurisdiction of the Federal Communications Commission (“FCC”). Since 1986, other proposals have been made at the federal, state, and local levels for additional regulation of tobacco products. It is likely that additional proposals will be made in the coming years. For example, the Prevent All Cigarette Trafficking Act prohibits the use of the U.S. Postal Service to mail most tobacco products and amends the Jenkins Act, which established cigarette sales reporting requirements for state excise tax collection, to require individuals and businesses that make interstate sales of cigarettes or smokeless tobacco comply with state tax laws. See “—There is uncertainty related to the federal regulation of NewGen products, cigars and pipe tobacco products” for further details. Additional federal or state regulation relating to the manufacture, sale, distribution, advertising, labeling, mandatory ingredients disclosure and nicotine yield information disclosure of tobacco products could reduce sales, increase costs, and have a material adverse effect on its business, results of operations, and financial condition.

On June 22, 2009, the Family Smoking Prevention and Tobacco Control Act (the “Tobacco Control Act”) authorized the FDA for regulatory authority over tobacco products.  The Act also amended the Federal Cigarette Labeling and Advertising Act, which governs how cigarettes can be advertised and marketed, as well as the Comprehensive Smokeless Tobacco Health Education Act (“CSTHEA”), which governs how smokeless tobacco can be advertised and marketed. In addition to the FDA and FCC, Turning Point is subject to regulation by numerous other federal agencies, including the Federal Trade Commission (“FTC”), the Department of Justice (“DOJ”), the Alcohol and Tobacco Tax and Trade Bureau (“TTB”), the U.S. Environmental Protection Agency (“EPA”), the U.S. Department of Agriculture (“USDA”), the Consumer Product Safety Commission (“CPSC”), the U.S. Customs and Border Protection (“CBP”) and the U.S. Center for Disease Control and Prevention’s (“CDC”) Office on Smoking and Health. There have also been adverse legislative and political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, which have received widespread public attention. FDA has, and other governmental entities have, expressed concerns about the use of flavors in tobacco products and an interest in significant regulation of such use, up to and including de facto bans in certain products. There can be no assurance as to the ultimate content, timing or effect of any regulation of tobacco products by governmental bodies, nor can there be any assurance that potential corresponding declines in demand resulting from negative media attention would not have a material adverse effect on its business, results of operations and financial condition.

Turning Point’s products are regulated by the FDA, which has broad regulatory powers.

Substantially all of Turning Point’s 2019 U.S. net sales are derived from the sale of products that are currently regulated by the FDA. The Tobacco Control Act grants the FDA broad regulatory authority over the design, manufacture, sale, marketing and packaging of tobacco products. Among the regulatory powers conferred to the FDA under the Tobacco Control Act is the authority to impose tobacco product standards that are appropriate for the protection of the public health, require manufacturers to obtain FDA review and authorization for the marketing of certain new or modified tobacco products and impose various additional restrictions. Such restrictions may include requiring reduction or elimination of the use of particular constituents or components, requiring product testing, or addressing other aspects of tobacco product construction, constituents, properties or labeling.

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

Although the FDA is prohibited from issuing regulations banning all cigarettes, all smokeless tobacco products, all little cigars, all cigars other than little cigars, all pipe tobacco, or all roll-your-own tobacco, or requiring the reduction of nicotine yields of a tobacco product to zero, it is likely that its regulations in accordance with the Tobacco Control Act could result in a decrease in sales of these products in the U.S. Turning Point believes that such regulation could adversely affect its ability to compete against its larger competitors, who may be able to more quickly and cost-effectively comply with these new rules and regulations. Turning Point’s ability to gain efficient market clearance for new tobacco products, or even to keep existing products on the market, could also be affected by FDA rules and regulations. Some of its currently marketed products that are subject to FDA regulation will require marketing authorizations from the FDA for Turning Point to continue marketing them (e.g., pre-market or substantial equivalence marketing authorizations, as applicable to the product), which Turning Point cannot guarantee it will be able to obtain. In addition, failure to comply with new or existing tobacco laws under which the FDA imposes regulatory requirements could result in significant financial penalties and government investigations of us. To the extent Turning Point is unable to respond to, or comply with, new FDA regulations it could have a material adverse effect on its business, results of operations and financial condition.

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

Many of Turning Point’s products contain nicotine, a chemical that is considered to be highly addictive. The Tobacco Control Act empowers the FDA to regulate the amount of nicotine found in tobacco products, but not to require the reduction of nicotine yields of a tobacco product to zero. Any FDA regulation, whether of nicotine levels or other product attributes, may require Turning Point to reformulate, recall and/or discontinue certain of the products Turning Point may sell from time to time, which may have a material adverse effect on its ability to market its products and have a material adverse effect on its business, results of operations and financial condition.

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

The deeming regulations require Turning Point to (i) register with the FDA and report product and ingredient listings; (ii) market newly deemed products only after FDA review and approval; (iii) only make direct and implied claims of reduced risk if the FDA approves after finding that scientific evidence supports the claim and that marketing the product will benefit public health as a whole; (iv) refrain from distributing free samples; (v) implement minimum age and identification restrictions to prevent sales to individuals under age 18; (vi) develop an approved warning plan and include prescribed health warnings on packaging and advertisements; and (vii) refrain from selling the products in vending machines, unless the machine is located in a facility that never admits youth. Newly deemed tobacco products are also subject to the other requirements of the Tobacco Control Act, such as that they not be adulterated or misbranded. The FDA could in the future promulgate good manufacturing practice regulations for these and its other products, which could have a material adverse impact on its ability and the cost to manufacture its products.

Marketing authorizations will be necessary in order for Turning Point to continue its distribution of NewGen and cigar and pipe tobacco products. As a result of recent litigation and subsequent FDA Guidance, newly-deemed products will require marketing applications no later than May 12, 2020, with the exception of its “grandfathered” products (products in commerce as of February 15, 2007) which are already authorized, unless FDA grants extensions to these compliance periods. Turning Point intends to timely file for the appropriate authorizations to allow Turning Point to sell its products in the U.S. Turning Point has no assurances that the outcome of such processes will result in its products receiving marketing authorizations from the FDA. Turning Point also has certain previously regulated tobacco products which FDA removed from review but remain subject to “provisional” substantial equivalence filings made on March 22, 2011; however, FDA has the discretion to reinitiate review of these products. If the FDA establishes regulatory processes that Turning Point is unable or unwilling to comply with, its business, results of operations, financial condition and prospects could be adversely affected.

The anticipated costs of complying with future FDA regulations will be dependent on the rules issued by the FDA, the timing and clarity of any new rules or guidance documents accompanying these rules, the reliability and simplicity (or complexity) of the electronic systems utilized by FDA for information and reports to be submitted, and the details required by FDA for such information and reports with respect to each regulated product (which have yet to be issued by FDA). Failure to comply with existing or new FDA regulatory requirements could result in significant financial penalties and could have a material adverse effect on its business, results of operations, financial condition and ability to market and sell its products.  Compliance and related costs could be substantial and could significantly increase the costs of operating in its NewGen and cigar and pipe tobacco product markets.

In addition, failure to comply with the Tobacco Control Act and with FDA regulatory requirements could result in litigation, criminal convictions or significant financial penalties and could impair its ability to market and sell its electronic and vaporizer products. At present, Turning Point is not able to predict whether the Tobacco Control Act will impact its products to a greater degree than competitors in the industry, thus affecting its competitive position.

Furthermore, neither the Prevent All Cigarette Trafficking (“PACT”) Act nor the Federal Cigarette Labeling and Advertising Act currently apply to NewGen products; however, there is pending federal legislation that seeks to include certain NewGen products under the requirements of the PACT Act. There may, in the future, also be increased regulation of additives in tobacco products and internet sales of NewGen products. The application of either or both of these federal laws, and of any new laws or regulations which may be adopted in the future, to NewGen products or such additives could result in additional expenses and require Turning Point to change its advertising and labeling, and methods of marketing and distribution of its products, any of which could have a material adverse effect on its business, results of operations and financial condition.

Significant increases in state and local regulation of its NewGen products have been proposed or enacted and are likely to continue to be proposed or enacted in numerous jurisdictions.

There has been increasing activity on the state and local levels with respect to scrutiny of NewGen products. State and local governmental bodies across the U.S. have indicated NewGen products may become subject to new laws and regulations at the state and local levels. Further, some states and cities, have enacted regulations that require obtaining a tobacco retail license in order to sell electronic cigarettes and vaporizer products. If one or more states from which Turning Point generates or anticipates generating significant sales of NewGen products bring actions to prevent Turning Point from selling its NewGen products unless Turning Point obtains certain licenses, approvals or permits, and if Turning Point is not able to obtain the necessary licenses, approvals or permits for financial reasons or otherwise and/or any such license, approval or permit is determined to be overly burdensome to us, then Turning Point may be required to cease sales and distribution of its products to those states, which could have a material adverse effect on its business, results of operations and financial condition.

Certain states and cities have already restricted the use of electronic cigarettes and vaporizer products in smoke-free venues, imposed excise taxes, or limited sales of flavored NewGen products. Additional city, state or federal regulators, municipalities, local governments and private industry may enact additional rules and regulations restricting electronic cigarettes and vaporizer products. Because of these restrictions, its customers may reduce or otherwise cease using Turning Point’s NewGen products, which could have a material adverse effect on its business, results of operations and financial condition.

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

Since the State Children’s Health Insurance Program (“S-CHIP”) reauthorization in early 2009, which utilizes, among other things, taxes on tobacco products to fund health insurance coverage for children, the federal excise tax increases adopted have been substantial and have materially reduced sales in the “roll your own” (“RYO”) /MYO cigarette smoking products market, and also caused volume declines in other markets. Although the RYO/MYO cigarette smoking tobacco and related products market had been one of the fastest growing markets in the tobacco industry in the five years prior to 2009, the reauthorization of S-CHIP increased the federal excise tax on RYO tobacco from $1.10 to $24.78 per pound, and materially reduced the MYO cigarette smoking tobacco market in the U.S. There have not been any increases announced since 2009, but Turning Point cannot guarantee that it will not be subject to further increases, nor whether any such increases will affect prices in a way that further deters consumers from purchasing Turning Point’s products and/or affects its net revenues in a way that renders it unable to compete effectively.

In addition to federal excise taxes, every state and certain city and county governments have imposed substantial excise taxes on sales of tobacco products, and many have raised or proposed to raise excise taxes in recent years. Approximately one-half of the states tax MST on a weight-based versus ad valorem system of taxation. Additional states may consider adopting such revised tax structures as well. Tax increases, depending on their parameters, may result in consumers switching between tobacco products or depress overall tobacco consumption, which is likely to result in declines in overall sales volumes.

Any future enactment of increases in federal or state excise taxes on Turning Point’s tobacco products or rulings that certain of its products should be categorized differently for excise tax purposes could adversely affect demand for its products and may result in consumers switching between tobacco products or a depression in overall tobacco consumption, which would have a material adverse effect on its business, results of operations and financial condition.

If Turning Point’s NewGen products become subject to increased taxes it could adversely affect its business.

Presently the federal government and many states do not tax the sale of NewGen products like the sale of conventional cigarettes or other tobacco products, all of which generally have high tax rates and have faced significant increases in the amount of taxes collected on their sales. In recent years, however, state and local governments have taken actions to move towards imposing excise taxes on NewGen products. As of December 31, 2019, nearly half of the states and certain localities impose excise taxes on electronic cigarettes and/or liquid vapor. These tax structures may benefit one type of NewGen product over another, which may result in consumers switching between NewGen products, other traditional tobacco products, or depress overall consumption in general. Should federal, state and local governments and or other taxing authorities begin or continue to impose excise taxes similar to those levied against conventional cigarettes and tobacco products on NewGen products, it may have a material adverse effect on the demand for these products, as consumers may be unwilling to pay the increased costs, which in turn could have a material adverse effect on Turning Point’s business, results of operations and financial condition.

Turning Point may be subject to increasing international control and regulation.

The World Health Organization’s Framework Convention on Tobacco Control (“FCTC”) is the first international public health treaty that establishes a global agenda to reduce initiation of tobacco use and regulate tobacco in an effort to encourage tobacco cessation. Over 170 governments worldwide have ratified the FCTC. The FCTC has led to increased efforts to reduce the supply and demand of tobacco products and to encourage governments to further regulate the tobacco industry. The tobacco industry expects significant regulatory developments to take place over the next few years, driven principally by the FCTC. Regulatory initiatives that have been proposed, introduced or enacted include:

•	the levying of substantial and increasing tax and duty charges;
•	restrictions or bans on advertising, marketing and sponsorship;
•	the display of larger health warnings, graphic health warnings and other labeling requirements;
•	restrictions on packaging design, including the use of colors and generic packaging;
•	restrictions or bans on the display of tobacco product packaging at the point of sale, and restrictions or bans on cigarette vending machines;
•	requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and other smoke constituents levels;
•	requirements regarding testing, disclosure and use of tobacco product ingredients;
•	increased restrictions on smoking in public and work places and, in some instances, in private places and outdoors;
•	elimination of duty-free allowances for travelers; and
•	encouraging litigation against tobacco companies.

If the U.S. becomes a signatory to the FCTC and/or national laws are enacted in the U.S. that reflect the major elements of the FCTC, Turning Point’s business, results of operations and financial condition could be materially and adversely affected. If NewGen products become subject to one or more of the significant regulatory initiatives proposed under the FCTC, its NewGen products segment may also be materially adversely affected.

As part of its strategy, Turning Point has begun strategic international expansions, such as introducing its moist snuff tobacco products in South America. This and other future expansions may subject Turning Point to additional or increasing international regulation, either by the countries that are the object of the strategic expansion or through international regulatory regimes, such as the FCTC, to which those countries may be signatories.

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

To the extent Turning Point’s existing or future products become subject to international regulatory regimes that Turning Point is unable to comply with or fail to comply with, they may have a material adverse effect on its business, results of operations and financial condition.

Turning Point’s distribution efforts rely in part on its ability to leverage relationships with large retailers and national chains.

Turning Point’s distribution efforts rely in part on its ability to leverage relationships with large retailers and national chains to sell and promote its products, which is dependent upon the strength of the brand names that Turning Point own or license and its salesforce effectiveness. In order to maintain these relationships, Turning Point must continue to supply products that will bring steady business to these retailers and national chains. Turning Point may not be able to sustain these relationships or establish other relationships with such entities, which could have a material adverse effect on its ability to execute its branding strategies, its ability to access the end-user markets with its products or its ability to maintain its relationships with the producers of its products. For example, if Turning Point is unable to meet benchmarking provisions in contracts or if Turning Point is unable to maintain and leverage its retail relationships on a scale sufficient to make Turning Point an attractive distributor, it would have a material adverse effect on its ability to source products, and on its business, results of operations and financial condition.

In addition, there are factors beyond Turning Point’s control that may prevent Turning Point from leveraging existing relationships, such as industry consolidation. If Turning Point is unable to develop and sustain relationships with large retailers and national chains, or are unable to leverage those relationships due to factors such as a decline in the role of brick-and-mortar retailers in the North American economy, its capacity to maintain and grow brand and product recognition and increase sales volume will be significantly undermined. In such an event, Turning Point may ultimately be forced to pursue and rely on local and more fragmented sales channels, which will have a material adverse effect on its business, results of operations and financial condition.

Turning Point has a substantial amount of indebtedness that could affect its financial condition.

As of February 28, 2020, Turning Point had $146.0 million outstanding under its credit facility with the ability to borrow an additional $46.3 million under its revolving credit facility. In addition, Turning Point had $172.5 million outstanding under its Convertible Senior Notes. If Turning Point cannot generate sufficient cash flow from operations to service its debt, it may need to further refinance its debt, dispose of assets or issue equity to obtain necessary funds. Turning Point does not know whether it will be able to do any of this on a timely basis or on terms satisfactory to Turning Point or at all.

Turning Point’s substantial amount of indebtedness could limit its ability to:

•	obtain necessary additional financing for working capital, capital expenditures or other purposes in the future;
•	plan for, or react to, changes in its business and the industries in which Turning Point operates;
•	make future acquisitions or pursue other business opportunities;
•	react in an extended economic downturn; and
•	pay dividends.

The terms of the agreement governing Turning Point’s indebtedness may restrict its current and future operations, which would adversely affect its ability to respond to changes in its business and to manage its operations.

Turning Point’s 2018 Credit Facility contains, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on its ability to, among other things:

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

Turning Point’s 2018 Credit Facility requires, Turning Point to maintain certain financial ratios. As of December 31, 2019, Turning Point was in compliance with the financial and restrictive covenants of the 2018 Credit Facility. However, a failure by Turning Point to comply with the covenants or financial ratios in its debt instruments could result in an event of default under the applicable facility, which could adversely affect its ability to respond to changes in its business and manage its operations. In the event of any default under its 2018 Credit Facility, the lenders under its debt instruments could elect to declare all amounts outstanding under such instruments to be due and payable and require Turning Point to apply all of its available cash to repay these amounts. If the indebtedness under its 2018 Credit Facility were to be accelerated, which would cause an event of default and a cross-acceleration of its obligations under its other debt instruments, there can be no assurance that its assets would be sufficient to repay this indebtedness in full, which could have a material adverse effect on its business, results of operations, and financial condition.

Turning Point faces intense competition and may fail to compete effectively.

Turning Point is subject to significant competition across its segments and compete against companies in all segments that have access to significant resources in terms of technology, relationships with suppliers and distributors and access to cash flow and financial markets. The OTP industry is characterized by brand recognition and loyalty, with product quality, price, marketing and packaging constituting the primary methods of competition. Substantial marketing support, merchandising display, competitive pricing and other financial incentives generally are required to introduce a new brand or to improve or maintain a brand’s market position. Turning Point’s principal competitors are “big tobacco,” Altria Group, Inc. (formerly Phillip Morris) and British American Tobacco p.l.c. (formerly Reynolds) as well as Swedish Match, Swisher International and manufacturers of electronic cigarettes, including U.K.-based Imperial Brands PLC. These competitors are significantly larger than Turning Point and aggressively seek to limit the distribution or sale of other companies’ products, both at the wholesale and retail levels. For example, certain competitors have entered into agreements limiting retail-merchandising displays of other companies’ products or imposing minimum prices for OTP products, thereby limiting their competitors’ ability to offer discounted products. In addition, the tobacco industry is experiencing a trend toward industry consolidation, most recently evidenced by the December 2018 investment in Juul Labs by Altria, the July 2017 acquisition of Reynolds American, Inc., by British American Tobacco p.l.c., and the June 2015 acquisition of Lorillard, Inc., by Reynolds American, Inc. Industry consolidation could result in a more competitive environment if its competitors are able to increase their combined resources, enhance their access to national distribution networks, or become acquired by established companies with greater resources than ours. Any inability to compete due to its smaller scale as the industry continues to consolidate and be dominated by “big tobacco” could have a material adverse effect on its business, results of operations and financial condition.

The competitive environment and Turning Point’s competitive position are also significantly influenced by economic conditions, the state of consumer confidence, competitors’ introduction of low-priced products or innovative products, higher taxes, higher absolute prices and larger gaps between price categories and product regulation that diminishes the consumer’s ability to differentiate tobacco products. Due to the impact of these factors, as well as higher state and local excise taxes and the market share of deep discount brands, the tobacco industry has become increasingly price competitive. As Turning Point seeks to adapt to the price competitive environment, its competitors that are better capitalized may be able to sustain price discounts for long periods of time by spreading the loss across their expansive portfolios, with which Turning Point is not positioned to compete.

“Big tobacco” has also established its presence in the NewGen products market. There can be no assurance that its products will be able to compete successfully against these companies or any of its other competitors, some of which have far greater resources, capital, experience, market penetration, sales and distribution channels than us. In addition, there are currently no U.S. restrictions on advertising electronic cigarettes and vaporizer products and competitors, including “big tobacco,” may have more resources than Turning Point for advertising expenses, which could have a material adverse effect on its ability to build and maintain market share, and thus have a material adverse effect on Turning Point’s business, results of operations and financial condition.

The market for NewGen products is subject to a great deal of uncertainty and is still evolving.

Vaporizer products and electronic cigarettes, having recently been introduced to market, are at an early stage of development, and represent core components of a market that is evolving rapidly and is characterized by a number of market participants. Rapid growth in the use of, and interest in, vaporizer products and electronic cigarettes is recent, and may not continue on a lasting basis. The demand and market acceptance for these products is subject to a high level of uncertainty. Therefore, Turning Point is subject to all of the business risks associated with a new enterprise in an evolving market. Continued evolution, uncertainty and the resulting increased risk of failure of its new and existing product offerings in this market could have a material adverse effect on its ability to build and maintain market share and on its business, results of operations and financial condition. Further, there can be no assurance that Turning Point will be able to continue to effectively compete in the NewGen products marketplace.

Turning Point may become subject to significant product liability litigation.

The tobacco industry has experienced, and continues to experience, significant product liability litigation. Most tobacco liability lawsuits have been brought against manufacturers and sellers of cigarettes by individual plaintiffs, often participating on a class-action basis, for injuries allegedly caused by cigarette smoking or by exposure to cigarette smoke. However, several lawsuits have also been brought against Turning Point and other manufacturers and sellers of smokeless products for injuries to health allegedly caused by use of smokeless products. There are several such suits pending against Turning Point with limited activity. In addition to the risks to its business, results of operations and financial condition resulting from adverse results in any such action, ongoing litigation may divert management’s attention and resources, which could have an impact on its business and operations. Turning Point cannot predict with certainty the outcome of these claims and there can be no assurance that it will not sustain losses in connection with such lawsuits and that such losses will not have a material adverse effect on Turning Point’s business, results of operations and financial condition.

In addition to current and potential future claims related to Turning Point’s smoking and smokeless products, Turning Point is subject to several lawsuits alleging personal injuries resulting from malfunctioning vaporizer devices or consumption of e-liquids and may be subject to claims in the future relating to its other NewGen products. Turning Point is still evaluating these claims and the potential defenses to them. As a result of their relative novelty, electronic cigarette and vaporizer product manufacturers and sellers have only recently become subject to litigation. Turning Point may see increasing litigation over NewGen products or the regulation of its products, as the regulatory regimes surrounding these products develop. For a description of current material litigation to which it or its subsidiaries are a party, see “Item 3. Legal Proceedings.”

As a result, Turning Point may face substantial costs due to increased product liability litigation relating to new regulations or other potential defects associated with NewGen products it ships, which could have a material adverse effect on its business, results of operations and financial condition.

The scientific community has not yet studied extensively the long-term health effects of certain substances contained in some of Turning Point’s products.

Electronic cigarettes, vaporizers and many of Turning Point’s NewGen products were recently developed and therefore the scientific community has not had a sufficient period of time to study the long-term health effects of their use. Currently, there is no way of knowing whether these products are safe for their intended use. If the scientific community were to determine conclusively that use of any or all of these products poses long-term health risks, market demand for these products and their use could materially decline. Such a determination could also lead to litigation and significant regulation. Loss of demand for its product, product liability claims and increased regulation stemming from unfavorable scientific studies on these products could have a material adverse effect on its business, results of operations and financial condition.

Turning Point is required to maintain cash amounts within an escrow account in order to be compliant with a settlement agreement between it and certain U.S. states and territories.

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

Various states have enacted or proposed complementary legislation intended to curb the activity of certain manufacturers and importers of cigarettes or MYO tobacco that are selling into MSA states without signing the MSA or who have failed to properly establish and fund a qualifying escrow account. Turning Point believes it has been fully compliant with all applicable laws, regulations, and statutes, although compliance-related issues may, from time to time, be disruptive to its business, any of which could have a material adverse effect on Turning Point’s business, results of operations, and financial condition.

Pursuant to the NPM escrow account statutes, in order to be compliant with the NPM escrow requirements, Turning Point is required to deposit such funds for each calendar year into a qualifying escrow account by April 15 of the following year with each year’s deposit being released from escrow after 25 years. Turning Point discontinued its MYO tobacco line in the third quarter of 2017. During 2019 no monies were deposited into this qualifying escrow account. As of December 31, 2019, Turning Point had made deposits of approximately $32.1 million. Thus, pending a change in MSA legislation, Turning Point has no remaining product lines covered by the MSA and will not be required to make future escrow deposits.

Although no such legislation has been proposed or enacted, future changes to the MSA, such as legislation that extends the MSA to products to which it does not currently apply or legislation that limits the ability of companies to receive unused escrow funds after 25 years, may have a material adverse effect on its business, results of operations and financial condition. Despite the amounts maintained and funded to the escrow account, compliance with the funding requirements for the escrow account does not necessarily prevent future federal and/or state regulations with respect to the OTP industry from having a material adverse effect on its business, results of operations and financial condition.

Competition from illicit sources may have an adverse effect on Turning Point’s overall sales volume, restricting the ability to increase selling prices and damaging brand equity.

Illicit trade and tobacco trafficking in the form of counterfeit products, smuggled genuine products and locally manufactured products on which applicable taxes or regulatory requirements are evaded, represent a significant and growing threat to the legitimate tobacco industry. Factors such as increasing tax regimes, regulatory restrictions, and compliance requirements are encouraging more consumers to switch to illegal, cheaper tobacco products and providing greater rewards for smugglers. Illicit trade can have an adverse effect on its overall sales volume, restrict the ability to increase selling prices, damage brand equity and may lead to commoditization of its products.

Although Turning Point combats counterfeiting of its products by engaging in certain tactics, such as requiring all sales force personnel to randomly collect its products from retailers in order to be tested by its quality control team, maintaining a quality control group that is responsible for identifying counterfeit products and using a private investigation firm to help perform surveillance of retailers Turning Point suspects are selling counterfeit products, no assurance can be given that Turning Point will be able to detect or stop sales of all counterfeit products. In addition, Turning Point has in the past and will continue to bring suits against retailers and distributors that sell certain counterfeit products. While Turning Point has been successful in securing financial recoveries from and helping to obtain criminal convictions of counterfeiters in the past, no assurance can be given that Turning Point will be successful in any such suits or that such suits will be successful in stopping other retailers or distributors from selling counterfeit products. Even if Turning Point is successful, such suits could consume a significant amount of management’s time and could also result in significant expenses to the company. Any failure to track and prevent counterfeiting of its products could have a material adverse on its ability to maintain or effectively compete for the products Turning Point distributes under its brand names, which would have a material adverse effect on its business, results of operations and financial condition.

Reliance on information technology means a significant disruption could affect Turning Point’s communications and operations.

Turning Point increasingly relies on information technology systems for its internal communications, controls, reporting and relations with customers and suppliers and information technology is becoming a significantly important tool for its sales staff. Turning Point’s marketing and distribution strategy are dependent upon its ability to closely monitor consumer and market trends on a highly specified level, for which Turning Point is reliant on its highly sophisticated data tracking systems, which are susceptible to disruption or failure. In addition, its reliance on information technology exposes Turning Point to cyber-security risks, which could have a material adverse effect on its ability to compete. Security and privacy breaches may expose Turning Point to liability and cause Turning Point to lose customers or may disrupt its relationships and ongoing transactions with other entities with whom Turning Point contract throughout its supply chain. The failure of its information systems to function as intended, or the penetration by outside parties’ intent on disrupting business processes, could result in significant costs, loss of revenue, assets or personal or other sensitive data and reputational harm.

Security and privacy breaches may expose Turning Point to liability and cause it to lose customers.

Federal and state laws require Turning Point to safeguard its wholesalers’ and retailers’ financial information, including credit information. Although Turning Point has established security procedures to protect against identity theft and the theft of its customers’ and distributors’ financial information, its security and testing measures may not prevent security breaches and breaches of privacy may occur and could harm its business. Typically, Turning Point relies on encryption and authentication technology licensed from third parties to enhance transmission security of confidential information in relation to financial and other sensitive information that Turning Point has on file. Advances in computer capabilities, new discoveries in the field of cryptography, inadequate facility security or other developments may result in a compromise or breach of the technology used by Turning Point to protect customer data. Any compromise of its security could harm its reputation or financial condition and, therefore, its business. In addition, a party who is able to circumvent its security measures or exploit inadequacies in its security measures, could, among other effects, misappropriate proprietary information, cause interruptions in its operations or expose customers and other entities with which Turning Point interact to computer viruses or other disruptions. Actual or perceived vulnerabilities may lead to claims against us. To the extent the measures Turning Point has taken prove to be insufficient or inadequate, Turning Point may become subject to litigation or administrative sanctions, which could result in significant fines, penalties or damages and harm to its reputation.

Contamination of, or damage to, Turning Point’s products could adversely impact sales volume, market share and profitability.

Turning Point’s market position may be affected through the contamination of its tobacco supply or products during the manufacturing process or at different points in the entire supply chain. Turning Point keeps significant amounts of inventory of its products in warehouses and it is possible that this inventory could become contaminated prior to arrival at its premises or during the storage period. If contamination of its inventory or packaged products occurs, whether as a result of a failure in quality control by Turning Point or by one of its suppliers, it may incur significant costs in replacing the inventory and recalling products. Turning Point may be unable to meet customer demand and may lose customers who purchase alternative brands or products. In addition, consumers may lose confidence in the affected product.

Under the terms of its contracts, Turning Point imposes requirements on its suppliers to maintain quality and comply with product specifications and requirements, and on its third-party co-manufacturer to comply with all federal, state and local laws. These third-party suppliers, however, may not continue to produce products that are consistent with its standards or that are in compliance with applicable laws, and Turning Point cannot guarantee that it will be able to identify instances in which its third-party suppliers fail to comply with its standards or applicable laws. A loss of sales volume from a contamination event may occur, and such a loss may affect its ability to supply its current customers and to recapture their business in the event they are forced to switch products or brands, even if on a temporary basis. Turning Point may also be subject to legal action as a result of a contamination, which could result in negative publicity and affect its sales. During this time, its competitors may benefit from an increased market share that could be difficult and costly to regain. Such a contamination event could have a material adverse effect on its business, results of operations and financial condition.

Turning Point’s intellectual property may be infringed.

Turning Point currently relies on trademark and other intellectual property rights to establish and protect the brand names and logos Turning Point own or license. Third parties have in the past infringed, and may in the future infringe, on these trademarks and its other intellectual property rights. Turning Point’s ability to maintain and further build brand recognition is dependent on the continued and exclusive use of these trademarks, service marks and other proprietary intellectual property, including the names and logos Turning Point owns or licenses. Despite its attempts to ensure these intellectual property rights are protected, third parties may take actions that could materially and adversely affect its rights or the value of this intellectual property. Any litigation concerning its intellectual property rights, whether successful or unsuccessful, could result in substantial costs to Turning Point and diversions of its resources. Expenses related to protecting its intellectual property rights, the loss or compromise of any of these rights or the loss of revenues as a result of infringement could have a material adverse effect on its business, results of operations and financial condition, and may prevent the brands Turning Point owns or licenses from growing or maintaining market share.

Third parties may claim that Turning Point infringes their intellectual property and trademark rights.

Competitors in the tobacco products and NewGen markets may claim that Turning Point infringes their proprietary rights. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against Turning Point or the payment of damages. Further, Turning Point’s vapor distribution businesses distribute third party product brands with those suppliers’ branding and imagery. If that branding or imagery is alleged by other parties to infringe or otherwise violate intellectual property rights, Turning Point could be drawn into such litigation.

Turning Point may fail to manage its growth.

Turning Point has expanded over its history and intends to grow in the future. Turning Point acquired the Stoker’s® brand in 2003 and has continued to develop it through the introduction of new products, such as moist snuff. Turning Point’s acquisition of the VaporBeast® brand in 2016 accelerated its entry into non-traditional retail channels while the 2018 acquisition of IVG added a top B2C platform which enhances its marketing and selling of proprietary and third-party vapor products to adult consumers. More recently, the acquisition of Solace provided Turning Point with a leading line of liquids and a powerful new product development platform. Turning Point has also focused on growing its relationships with its key suppliers through expansion into new product lines such as MYO cigar wraps, which are sourced from Durfort. However, any future growth will place additional demands on its resources, and Turning Point cannot be sure it will be able to manage its growth effectively. If Turning Point is unable to manage its growth while maintaining the quality of its products and profit margins, or if new systems that it implements to assist in managing its growth do not produce the expected benefits, its business, financial position, results of operations and cash flows could be adversely affected. Turning Point may not be able to support, financially or otherwise, future growth, or hire, train, motivate and manage the required personnel. Turning Point’s failure to manage growth effectively could also limit its ability to achieve its goals as they relate to streamlined sales, marketing and distribution operations and the ability to achieve certain financial metrics.

Turning Point may fail to successfully integrate its acquisitions or otherwise be unable to benefit from pursuing acquisitions.

Turning Point believes there are meaningful opportunities to grow through acquisitions and joint ventures across all OTP product categories and it expects to continue a strategy of selectively identifying and acquiring businesses with complementary products. Turning Point may be unable to identify, negotiate, and complete suitable acquisition opportunities on reasonable terms.  There can be no assurance that any business acquired by Turning Point will be successfully integrated with its operations or prove to be profitable to us.  Turning Point may incur future liabilities related to acquisitions. Should any of the following problems, or others, occur as a result of its acquisition strategy, the impact could be material:

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

In response to competitor actions and pricing pressures, Turning Point has engaged in significant use of promotional and sales incentives. Turning Point regularly reviews the results of its promotional spending activities and adjust its promotional spending programs in an effort to maintain its competitive position. Accordingly, unit sales volume and sales promotion costs in any period are not necessarily indicative of sales and costs that may be realized in subsequent periods. Additionally, promotional activity significantly increases net sales in the month in which it is initiated, and net sales are adversely impacted in the month after a promotion. Accordingly, based upon the timing of its marketing and promotional initiatives, Turning Point has and may continue to experience significant variability in its results, which could affect its ability to formulate strategies that allow Turning Point to maintain its market presence across volatile periods. If its fluctuations obscure its ability to track important trends in its key markets, it may have a material adverse effect on its business, results of operations and financial condition.

Turning Point is subject to the risks of exchange rate fluctuations.

Currency movements and suppliers’ price increases relating to premium cigarette papers and cigarette tubes are the primary factors affecting its cost of sales. These products are purchased from Bolloré and Turning Point makes payments in euros. Thus, Turning Point bears certain foreign exchange rate risk for certain of its inventory purchases. In addition, as part of its strategy, Turning Point has begun strategic international expansions. As a result, Turning Point may be more sensitive to the risks of exchange rate fluctuations. To manage this risk, Turning Point sometimes utilizes short-term forward currency contracts to purchase euros for its inventory purchases. Turning Point has a foreign exchange currency policy which governs its hedging of risk. While Turning Point engages in hedging transactions from time to time, no assurance can be made that Turning Point will be successful in eliminating currency exchange risks or that changes in currency rates will not have a material adverse effect on its business, results of operations and financial condition.

Adverse U.S. and global economic conditions could negatively impact its business, prospects, results of operations, financial condition or cash flows.

Turning Point’s business and operations are sensitive to global economic conditions. These conditions include interest rates, energy costs, inflation, recession, fluctuations in debt and equity capital markets and the general condition of the U.S. and world economy. A material decline in the economic conditions affecting consumers, which cause a reduction in disposable income for the average consumer, may change consumption patterns, and may result in a reduction in spending on OTP or a switch to cheaper products or products obtained through illicit channels. Electronic cigarettes, vaporizer and e-liquid products are relatively new to market and may be regarded by users as a novelty item and expendable. As such, demand for its NewGen products may be particularly sensitive to economic conditions such as inflation, recession, high energy costs, unemployment, changes in interest rates and money supply, changes in the political environment and other factors beyond its control, any combination of which could result in a material adverse effect on its business, results of operations and financial condition.

Turning Point’s supply to its wholesalers and retailers is dependent on the demands of their customers who are sensitive to increased sales taxes and economic conditions affecting their disposable income.

Consumer purchases of tobacco products are historically affected by economic conditions, such as changes in employment, salary and wage levels, the availability of consumer credit, inflation, interest rates, fuel prices, sales taxes, and the level of consumer confidence in prevailing and future economic conditions. Discretionary consumer purchases, such as of OTP, may decline during recessionary periods or at other times when disposable income is lower, and taxes may be higher.

In addition, states such as New York, Hawaii, Rhode Island, Georgia and North Carolina have begun collecting taxes on internet sales where companies have used independent contractors in those states to solicit sales from residents of those states. These taxes apply to its online sales of NewGen products into those states and may result in reduced demand from the independent wholesalers who may not be able to absorb the increased taxes or successfully pass them onto the end-user without experiencing reduced demand. Further, as a result of South Dakota v. Wayfair, states are now able to impose sales tax on internet purchases made from out-of-state sellers, even if the seller does not have a physical presence in the taxing state. Consequently, additional states are likely to seek or have begun to impose sales tax on its online sales. The requirement to collect, track and remit taxes may require Turning Point to increase its prices, which may affect demand for its products or conversely reduce its net profit margin, which could have a material adverse effect on its business, results of operations and financial condition.

Turning Point’s failure to comply with certain environmental, health and safety regulations could adversely affect its business.

The storage, distribution and transportation of some of the products that Turning Point sell are subject to a variety of federal and state environmental regulations. In addition, its manufacturing facilities are similarly subject to federal, state and local environmental laws. Turning Point is also subject to operational, health and safety laws and regulations. Turning Point’s failure to comply with these laws and regulations could cause a disruption in its business, an inability to maintain its manufacturing resources, and additional and potentially significant remedial costs and damages, fines, sanctions or other legal consequences that could have a material adverse effect on its business, results of operations and financial condition.

The departure of key management personnel and the failure to attract and retain talent could adversely affect Turning Point’s operations.

Turning Point’s success depends upon the continued contributions of its senior management. Turning Point’s ability to implement its strategy of attracting and retaining the best talent may be impaired by the decreasing social acceptance of tobacco usage. The tobacco industry competes for talent with the consumer products industry and other companies that enjoy greater societal acceptance. As a result, Turning Point may be unable to attract and retain the best talent, which could have a material adverse effect on its business, results of operations and financial condition.

Imposition of significant tariffs on imports into the U.S., could have a material and adverse effect on Turning Point’s business.

Turning Point is required to purchase all its cigarette papers, cigarette tubes and cigarette injector machines from Bolloré in France. Additionally, a substantial portion of its NewGen products are sourced from China. In 2018, President Trump and his administration imposed significant additional tariffs on certain goods imported from outside the U.S. and could impose additional tariffs in the future. These additional tariffs apply to a significant portion of its NewGen products and may result in increased prices for its customers. These increased prices may reduce demand where customers are unable to absorb the increased prices or successfully pass them onto the end-user. If the U.S. were to impose additional tariffs on goods Turning Point imports, it is likely to make it more costly for Turning Point to import goods from other countries.  As a result, its business, financial condition and results of operations could be materially adversely affected.

The reduced disclosure requirements applicable to emerging growth companies may make Turning Point’s common stock less attractive to investors, potentially decreasing its stock price.

Turning Point is an “emerging growth company” as defined under the federal securities laws.  For as long as Turning Point continues to be an emerging growth company, Turning Point may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. Investors may find Turning Point’s common stock less attractive because Turning Point may rely on these exemptions, which include but are not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”), reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act (“Section 107”) provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Turning Point has elected to opt out of the extended transition period for complying with the revised accounting standards.

If investors find Turning Point’s common stock less attractive as a result of exemptions and reduced disclosure requirements, there may be a less active trading market for its common stock and its stock price may be more volatile or decrease.

Turning Point may lose its status as an emerging growth company before the five-year maximum time period a company may retain such status.

Turning Point has elected to rely on certain exemptions and reduced disclosure requirements applicable to emerging growth companies and expect to continue to do so. However, Turning Point may choose to “opt out” of such reduced disclosure requirements and provide disclosure required for companies that do not qualify as emerging growth companies. In addition, Turning Point chose to opt out of the provision of the JOBS Act that permits Turning Point to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. Section 107 provides that its decision to opt out of the extended transition period for complying with new or revised accounting standards would be irrevocable.

Furthermore, although Turning Point is able to remain an emerging growth company for up to five years, it may lose such status at an earlier time if (i) its annual gross revenues exceed $1 billion, (ii) it become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of its common stock that is held by non-affiliates exceeds $700 million as of the last business day of its most recently completed second fiscal quarter, or (iii) it issued more than $1 billion in non-convertible debt during the preceding three-year period.

When Turning Point loses its emerging growth company status, whether due to an election, the end of the five-year period, or one of the circumstances listed in the preceding paragraph, the emerging growth company exemptions will cease to apply and Turning Point expects it will incur additional expenses and devote increased management effort toward ensuring compliance with the non-emerging growth company requirements. Turning Point cannot predict or estimate the amount of additional costs it may incur as a result of the change in its status or the timing of such costs, though such costs may be substantial.

Turning Point’s principal stockholders are able to exert significant influence over matters submitted to its stockholders and may take certain actions to prevent takeovers.

SDI, which is controlled by funds managed by Standard General L.P. (together with the funds it manages, “Standard General”), is a significant stockholder. SDI owns approximately 50.0% of Turning Point’s stock and Standard General directly owns approximately 3.4% of its common stock. The existence of these and other significant stockholders may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of its other stockholders to approve transactions that they may deem to be in the best interests of its company. In addition, Turning Point’s significant stockholders will be able to exert significant influence over the decision, if any, to authorize additional capital stock, which, if issued, could have a significant dilutive effect on holders of common stock.

Turning Point’s certificate of incorporation provides that the doctrine of “corporate opportunity” will not apply against SDI and Standard General in a manner that would prohibit them from investing in competing businesses or doing business with its customers. To the extent they invest in such other businesses, SDI and Standard General may have differing interests than Turning Point’s other stockholders. In addition, SDI and Standard General are permitted to engage in business activities or invest in or acquire businesses which may compete with or do business with any competitors of Turning Point’s.

Furthermore, Standard General is in the business of managing investment funds and therefore may pursue acquisition opportunities that may be complementary to its business and, as a result, such acquisition opportunities may not be available to us.

Turning Point’s certificate of incorporation and bylaws, as well as Delaware law and certain regulations, could discourage or prohibit acquisition bids or merger proposals, which may adversely affect the market price of its common stock.

Turning Point’s certificate of incorporation authorizes its board of directors to issue preferred stock without stockholder approval. If its board of directors elects to issue preferred stock, it could be more difficult for a third party to acquire us. In addition, some provisions of its certificate of incorporation, bylaws and applicable law could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to its stockholders, including:

•	limitations on the removal of directors;
•	limitations on the ability of its stockholders to call special meetings;
•	limitations on stockholder action by written consent;
•	establishing advance notice provisions for stockholder proposals and nominations for elections to the board of directors to be acted upon at meetings of stockholders; and
•	limitations on the ability of its stockholders to fill vacant directorships or amend the number of directors constituting its board of directors.

Turning Point’s certificate of incorporation limits the ownership of its common stock by individuals and entities that are Restricted Investors. These restrictions may affect the liquidity of its common stock and may result in Restricted Investors being required to sell or redeem their shares at a loss or relinquish their voting, dividend and distribution rights.

For so long as Turning Point or one of its subsidiaries is party to any of the Bolloré distribution agreements, its certificate of incorporation will limit the ownership of its common stock by any “Restricted Investor” to 14.9% of its outstanding common stock and shares convertible or exchangeable therefor (including its non-voting common stock) (the “Permitted Percentage”). A “Restricted Investor” is defined as: (i) any entity that directly or indirectly manufactures, sells, markets, distributes or otherwise promotes cigarette paper booklets, filter tubes, injector machines or filter tips in the United States, the District of Columbia, the territories, possessions and military bases of the United States and the Dominion of Canada (a “Bolloré Competitor”), (ii) any entity that owns more than a 20% equity interest in any Bolloré Competitor, or (iii) any person who serves as a director or officer of, or any entity that has the right to appoint an officer or director of, any Bolloré Competitor or of any entity that owns more than a 20% equity interest in any Bolloré Competitor (each, a “Restricted Investor”). Turning Point’s certificate of incorporation further provides that any issuance or transfer of shares to a Restricted Investor in excess of the Permitted Percentage will be ineffective as against Turning Point and that neither Turning Point nor its transfer agent will register the issuance or transfer of shares or be required to recognize the transferee or owner as a holder of its common stock for any purpose except to exercise its remedies described below. Any shares in excess of the Permitted Percentage in the hands of a Restricted Investor will not have any voting or dividend rights and are subject to redemption by Turning Point in its discretion. The liquidity or market value of the shares of its common stock may be adversely impacted by such transfer restrictions.

As a result of the above provisions, a proposed transferee of Turning Point’s common stock that is a Restricted Investor may not receive any return on its investment in shares it purchases or owns, as the case may be, and it may sustain a loss. Turning Point is entitled to redeem all or any portion of such shares acquired by a Restricted Investor in excess of the Permitted Percentage (“Excess Shares”) at a redemption price based on a fair market value formula that is set forth in its certificate of incorporation, which may be paid in any form, including cash or promissory notes, at its discretion. Excess Shares not yet redeemed will not be accorded any voting, dividend or distribution rights while they constitute Excess Shares. As a result of these provisions, a stockholder who is a Restricted Investor may be required to sell its shares of its common stock at an undesirable time or price and may not receive any return on its investment in such shares. However, Turning Point may not be able to redeem Excess Shares for cash because its operations may not have generated sufficient excess cash flow to fund the redemption and it may incur additional indebtedness to fund all or a portion of such redemption, in which case its financial condition may be materially weakened.

Turning Point’s certificate of incorporation permits it to require that owners of any shares of its common stock provide certification of their status as a Restricted Investor. In the event that a person does not submit such documentation, its certificate of incorporation provides Turning Point with certain remedies, including the suspension of the payment of dividends and distributions with respect to shares held by such person and deposit of any such dividends and distributions into an escrow account. As a result of non-compliance with these provisions, an owner of the shares of its common stock may lose significant rights associated with those shares.

Although Turning Point’s certificate of incorporation contains the above provisions intended to assure compliance with the restrictions on ownership of its common stock by Restricted Investors, Turning Point may not be successful in monitoring or enforcing the provisions. A failure to enforce or otherwise maintain compliance could lead Bolloré to exercise its termination rights under the agreements, which would have a material and adverse effect on the Company’s financial position and its results of operations.

In addition to the risks described above, the foregoing restrictions could delay, defer or prevent a transaction or change in control that might involve a premium price for its common stock or that might otherwise be in the best interest of its stockholders.

Future sales of Turning Point’s common stock in the public market could reduce its stock price, and any additional capital raised by Turning Point through the sale of equity or convertible securities may dilute its stockholders.

Turning Point may sell additional shares of common stock in subsequent public offerings. Turning Point may also issue additional shares of common stock or convertible securities.

Turning Point cannot predict the size of future issuances of its common stock or securities convertible into common stock or the effect, if any, that future issuances and sales of shares of its common stock will have on the market price of its common stock. Sales of substantial amounts of its common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices of its common stock.

Turning Point may issue preferred stock whose terms could adversely affect the voting power or value of its common stock.

Turning Point’s certificate of incorporation authorizes it to issue, without the approval of its stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over its common stock respecting dividends and distributions, as its board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of its common stock. For example, Turning Point might grant holders of preferred stock the right to elect some number of its directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences Turning Point might assign to holders of preferred stock could affect the residual value of the common stock.

Turning Point’s status as a “controlled company” could make its common stock less attractive to some investors or otherwise harm its stock price.

Because Turning Point qualifies as a “controlled company” under the corporate governance rules for NYSE-listed companies it is not required to have, and could elect in the future not to have, a majority of its board of directors be independent, a compensation committee, or an independent nominating function. Accordingly, should the interests of its controlling stockholder differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies subject to all of the corporate governance rules for NYSE-listed companies. Turning Point’s status as a controlled company could make its common stock less attractive to some investors or otherwise harm its stock price.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company is headquartered in New York, NY. As of December 31, 2019, Turning Point operated manufacturing, distribution, retail, office, and warehouse space in the U.S. with a total floor area of approximately 398,000 square feet, all of which is leased with the exception of its Dresden, Tennessee manufacturing facility which was purchased in 2016. To provide a cost-efficient supply of products to Turning Point’s customers, Turning Point maintains centralized management of internal manufacturing and nationwide distribution facilities. Turning Point’s two manufacturing and distribution facilities are located in Louisville, Kentucky and Dresden, Tennessee. As of the date of this report, the Company believes that its facilities are generally adequate for its current and anticipated future use.

The following table and discussion describe Turning Point’s principal properties, as well as those properties of SDI, Standard Outdoor and Maidstone as of December 31, 2019:

Company	Location	Principal Use	Segments that use the Properties	Square Feet	Owned or Leased
Turning Point	Darien, CT	Administrative office	All segments	1,950	Leased
Turning Point	Louisville, KY	Corporate offices, manufacturing, R&D, warehousing, and distribution	All segments	248,800	Leased
Turning Point	Carlsbad, CA	Administrative office	NewGen	10,491	Leased
Turning Point	Dresden, TN	Manufacturing and administration	Smokeless	76,600	Owned
Turning Point	Miami, FL	Administrative offices	NewGen	22,522	Leased
Turning Point	Simi Valley, CA	Administrative office	NewGen	10,340	Leased
Turning Point	Various cities in southern Florida	Nine retail stores	NewGen	13,184	Leased
Turning Point	Various cities in Oklahoma	Seven retail stores	NewGen	14,235	Leased
SDI	New York, NY	Corporate office	Other	1,250	Leased
Standard Outdoor	St. Marys, GA	Administrative and sales office	Other	500	Leased
Maidstone	Mineola, NY	Corporate office	Insurance	18,176	Leased

As of December 31, 2019, Standard Outdoor has 180 billboard structures on leased outdoor sites. These leases are for varying terms ranging from month-to-month to a term of ninety-nine years, and many provide the Company with extension or renewal options. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. An important part of our management activity is to manage our lease portfolio and negotiate suitable lease renewals and extensions.

Item 3.	Legal Proceedings

We are party from time to time to various proceedings in the ordinary course of business. For a description of the Master Settlement Agreement, to which Turning Point is a party, refer to Note 2, “Summary of Significant Accounting Policies: Risk and Uncertainties” to the consolidated financial statements included in this filing for further information. Other than the proceedings mentioned below, there is no material litigation, arbitration or governmental proceeding currently pending against the Company or any of our officers or directors in their capacity as such, and the Company and its officers or directors have not been subject to any such proceeding.

Other major tobacco companies are defendants in product liability claims. In a number of these cases, the amounts of punitive and compensatory damages sought are significant and could have a material adverse effect on Turning Point’s business and results of operations. Turning Point is subject to several lawsuits alleging personal injuries resulting from malfunctioning vaporizer devices or consumption of e-liquids and may be subject to claims in the future relating to our other NewGen products. Turning Point is still evaluating these claims and the potential defenses to them. For example, Turning Point did not design or manufacture the products at issue; rather, Turning Point was merely the distributor. Nonetheless, there can be no assurance that Turning Point will prevail in these cases, and they could have a material adverse effect on its business and results of operations. Because of their relative novelty, electronic cigarette and vaporizer product manufacturers and sellers have only recently become subject to litigation.

Turning Point engaged in discussions and mediation with VMR, which was acquired in 2018. Pursuant to a Distribution and Supply agreement (“VMR Agreement”), VMR was providing  Turning Point with V2 e-cigarettes for the exclusive distribution in bricks-and-mortar stores in the United States. Under the terms of the VMR Agreement, in the event of termination following a change in control, the acquirer was required to make a payment to Turning Point under a formula designed to provide Turning Point with a fair share of the value created by our performance under the VMR Agreement. The discussions have been completed and Turning Point received $6.7 million in the second quarter 2019 to settle the issue. Net of legal costs and reserves for anticipated future returns associated with the discontinuance, Turning Point recorded a $5.5 million gain in the second quarter, which is recorded as a reduction to selling, general, and administrative expenses in the consolidated statement of (loss) income.

Turning Point has several subsidiaries engaged in making, distributing and retailing (online and in bricks-and-mortar) vapor products.  As a result of the overall publicity and controversy surrounding the vapor industry generally, many companies have received informational subpoenas from various regulatory bodies and in some jurisdictions regulatory lawsuits have been filed regarding marketing practices and possible underage sales. Turning Point expects that its subsidiaries will be subject to some such cases and information requests. In the acquisition of the vapor businesses, Turning Point negotiated financial “hold-backs”, which it expects to be able to use to defray expenses associated with the information production and the cost of defending any such lawsuits. To the extent that litigation becomes necessary, Turning Point believes that the subsidiaries have strong factual and legal defenses against claims that they unfairly marketed vapor products.

On October 8, 2019, the City of New York filed a complaint against 23 companies, including IVG and VaporFi, making various allegations including selling to consumers over the age of 18 but under 21. In response, those subsidiaries have ceased all sales into New York City, which was an immaterial market for those businesses. This proceeding was settled for monetary terms which were not material and certain structural remedies that the subsidiaries deemed acceptable.

See “Risk Factors—Turning Point may become subject to significant product liability litigation” for additional details.

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

As of March 2, 2020, there were 82 registered holders of record of our Class A common stock, based on information provided by our transfer agent. The actual number of stockholders is greater than this number of registered record holders, and includes stockholders who are beneficial owners, but whose shares are held in “street name” by brokers and other nominees. The Company has never paid any cash dividends on its common stock.

Common Stock Repurchases

During the fourth quarter of 2019, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 – October 31	68,907	$11.13	68,907	(1)
November 1 – November 30	9,128	12.92	9,128	(1)
December 1 – December 31	60,804	14.04	60,804	(1)
Total	138,839	$12.52	138,839

(1)
All repurchases were repurchased as a part of a publicly announced plan or program. The maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs is in the aggregate, up to 5% of the outstanding shares of common stock of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The table below presents certain information as of December 31, 2019 concerning securities issuable in connection with equity compensation plans that have been approved by the Company’s stockholders and that have not been approved by the Company’s stockholders. The 1,000,000 shares available for issuance under equity compensation plan approved by the Company’s stockholders are all available for issuance under the Company’s 2017 Omnibus Equity Compensation Plan, which became effective as of August 17, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights		Number of securities remaining available for issuance under equity compensation plans (excluding number of securities to be issued)
Equity compensation plan approved by stockholders	17,817	N/A	(1)	982,183
Equity compensation not approved by stockholders	-	-		-
Total	17,817	N/A		982,183

(1)	All equity awards granted under the 2017 Omnibus Equity Compensation Plan are restricted stock, with no exercise price.

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Date

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a diversified holding company with interests in a variety of industries and market sectors. Our subsidiaries are engaged in the following lines of business:

•	Other tobacco products (Turning Point Brands, Inc. (“Turning Point”), a 50.0% owned subsidiary); and
•	Outdoor advertising (Standard Outdoor LLC (“Standard Outdoor”), a wholly owned subsidiary), beginning in July 2017.
•	Insurance (Pillar General Inc. (“Pillar General”), a wholly owned subsidiary), beginning in January 2018 and disposed of on February 13, 2020.

We are continually evaluating our portfolio of subsidiaries and lines of business and may make investment and divestiture decisions that could materially impact us and any of our existing or future lines of business. This may include investment and divestiture decisions, such as our plans to pursue a pursue a corporate reorganization with Turning Point, as we disclosed in a press release issued on November 18, 2019, which was filed as an exhibit to a Current Report on Form 8-K filed with the Securities and Exchange Commission on the same date. The reorganization is expected to consist of a statutory merger implemented via Delaware law pursuant to which we would be merged with a wholly-owned subsidiary of Turning Point with Turning Point as the survivor of the merger. Pursuant to the merger, which would be designed to constitute a tax-free “downstream reorganization” for U.S. federal income tax purposes, holders of our common stock would receive, in turn, for their SDI common stock, shares of Turning Point common stock. There can be no assurance that any definitive agreement will be executed or that any transaction will be approved or consummated. In the same press release, we also announced our intent to dispose of (i) our interest in Maidstone through a disposition to the NYSDFS, and (ii) our out-of-home advertising business, conducted through our subsidiary Standard Outdoor. The liquidation of  Maidstone was approved by the Supreme Court of the State of New York, County of Nassau (the “Court”) on February 13, 2020, as of which date the control and assets of Maidstone vested with the New York State Liquidation Bureau (“NYS Liquidation Bureau”) and were no longer under our control. All Maidstone assets and liabilities were removed from our financial statements as of February 13, 2020. Our out-of-home advertising business has not yet been disposed of, however, the expectation is that it will be disposed of in the first half of 2020. See Note 29, “Subsequent Events” to the consolidated financial statements included in this filing for further information. There can be no assurance that our plans will result in the approval or completion of any particular transaction in the future.

Recent Developments

SDI

Corporate Reorganization

On November 18, 2019, we announced that we intend to pursue a merger with Turning Point, of which we held a 50.0% interest as of December 31, 2019. The reorganization is expected to consist of a statutory merger implemented via Delaware law pursuant to which we would be merged with a wholly-owned subsidiary of Turning Point with Turning Point as the survivor of the merger. Pursuant to the merger, which would be designed to constitute a tax-free “downstream reorganization” for U.S. federal income tax purposes, holders of our common stock would receive, in turn, for their SDI common stock, shares of Turning Point common stock. There can be no assurance that any definitive agreement will be executed or that any transaction will be approved or consummated. Our Board of Directors has formed a Special Committee of independent directors to engage in discussions with Turning Point. The proposed transaction is subject to the approval of our Board of Directors (which would be based on a recommendation from the Special Committee) and stockholders, and also Turning Point’s requisite approval.

Prior to the consummation of the proposed merger, we plan to divest all assets and liabilities of the Company other than our interest in Turning Point. This includes the dispositions of our interests in Maidstone and our outdoor billboard business, as discussed above.

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

Chief Executive Officer

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

Maidstone

Order of Liquidation

Maidstone is subject to certain risk-based capital (“RBC”) requirements as specified by the National Association of Insurance Commissioners (“NAIC”). Under such requirements, the amount of capital and surplus maintained by a property and casualty insurance company is to be determined on various risk factors including risk-based capital ratios. In August 2019, the Company reported a negative statutory capital and surplus to the NYSDFS. The NYSDFS requested that the Company consent to the entry of an order of liquidation pursuant to Article 74 of the New York Consolidated Insurance Law (“Order of Liquidation”) to effect a liquidation of the Company by the NYSDFS. On August 7, 2019, Maidstone consented to the filing of a petition for the entry of an Order of Liquidation with the NYSDFS.

On January 14, 2020, the NYSDFS filed a petition for an Order of Liquidation in the Court with respect to Maidstone. On January 21, 2020, the Court issued an order to show cause establishing February 13, 2020 as the date of a hearing before the Court with respect to the Order of Liquidation. On February 13, 2020, the Court conducted a hearing with respect to the Order of Liquidation and, thereafter, approved the Order of Liquidation. At such time, the control and assets of Maidstone vested with the NYS Liquidation Bureau and were no longer under our control. All Maidstone assets and liabilities were removed from our financial statements as of February 13, 2020. See Note 29, “Subsequent Events” to the consolidated financial statements included in this filing for further information.

Turning Point

Vaping Business Review

The Turning Point Board of Directors is reviewing strategic alternatives for Turning Point’s third-party vaping distribution business. Turning Point is committed to capitalizing on its core competencies in branding, distribution, product development, and regulatory affairs to create market- leading adult actives products. This includes investing in the FDA premarket tobacco product application (“PMTA”) process for Turning Point’s proprietary brands. However, the expected future returns from third-party vaping distribution may not justify the required investment of human and financial resources going forward. There can be no assurance that this process will result in the approval or completion of any particular strategic alternative or transaction in the future. See “Item 1. Business” for further information.

British American Tobacco (“BAT”) Partnership

In December 2019, Turning Point announced it had executed a binding letter of intent with BAT’s Canadian subsidiary, its Canadian partner and distributor of Zig-Zag rolling papers (“BAT Canada”). The newly executed agreement provides the foundation for accelerated success in the dynamic Canadian marketplace with stronger Turning Point Zig-Zag rolling paper margins and the ability to complement the traditional Direct-Store-Delivery network of BAT Canada with supplemental distribution in the alternative channels space, including dispensaries, through Turning Point’s recently established partnership with ReCreation Marketing. Turning Point’s first Zig-Zag paper purchase order from ReCreation Marketing was received in February 2020.

Share Repurchase Authorization

On February 25, 2020, the Turning Point Board of Directors approved a $50 million share repurchase authorization, which is intended for opportunistic execution based upon a variety of factors including marketing dynamics. The program will be subject to the ongoing discretion of the Turning Point Board of Directors.

Solace Technologies Acquisition

In July 2019, Turning Point purchased the assets of E-Vape 12, Inc and Solace Technologies LLC (“Solace”) for $9.4 million in total consideration, comprised of $7.7 million in cash and $1.1 million earn-out fair value, and $0.5 million holdback for 18 months, which was adjusted by $0.2 million for a working capital deficiency. The earn-out consists of 44,295 shares of Turning Point to be issued to the former owners upon the achievement of certain annual milestones. Immediately following the acquisition, 88,582 performance based restricted stock with a fair value of $4.62 million were issued to former owners who became employees. Solace is an innovative product development company that has grown from the creator of one of the leading vape juice brands in the industry into a leader of alternative ingredients product development. Turning Point intends to incorporate Solace’s innovative products as well as the legacy vapor products into its Nu-X Ventures development engine.

ReCreation Marketing Investment

In July 2019, Turning Point obtained a 30% stake in Canadian distribution entity, ReCreation Marketing (“ReCreation”).  For $1.0 million paid at closing through its newly created subsidiary, Turning Point Brands (Canada) Inc. Turning Point may invest an additional $2.0 million, if certain performance metrics are achieved, with options to acquire up to a 50% ownership position. Turning Point received board seats aligned with its ownership position.

ReCreation Marketing is a specialty marketing and distribution firm focused on building brands in the Canadian smoking, vaping and alternative products categories. ReCreation’s management has significant expertise in marketing and distributing tobacco and cannabis products throughout Canada. ReCreation’s management and advisory team has over 50 years combined experience building and managing a portfolio of premium brands, all supported by an expert team of sales associates working across Canada to provide service to over 30,000 traditional retail outlets and newly constructed cannabis dispensaries.

Overview of Turning Point

Turning Point Brands, Inc., is a holding company which owns North Atlantic Trading Company, Inc. (“NATC”), and its subsidiaries, Turning Point Brands, LLC (“TPLLC”), and its subsidiaries, and Turning Point Brands (Canada) Inc. (“TPBC”).  NATC includes subsidiaries National Tobacco Company, L.P. (“NTC”), National Tobacco Finance, LLC (“NTFLLC”), North Atlantic Operating Company, Inc. (“NAOC”), North Atlantic Cigarette Company, Inc. (“NACC”), and RBJ Sales, Inc. (“RBJ”). TPLLC includes subsidiaries Intrepid Brands, LLC (“Intrepid”), TPB Beast, LLC (“VaporBeast”), TPB Shark, LLC, and its subsidiaries (collectively, “Vapor Shark”), TPB International, LLC and its subsidiaries (collectively, “IVG”), and Nu-X Ventures, LLC (“Nu-X”).

Turning Point is a leading independent provider of Other Tobacco Products (“OTP”) in the U.S. Turning Point sells a wide range of products across the OTP spectrum including moist snuff tobacco (“MST”), loose-leaf chewing tobacco, premium cigarette papers, make-your-own (“MYO”) cigar wraps, cigars, and liquid vapor products; but, Turning Point does not sell cigarettes. Turning Point estimates the OTP industry generated approximately $11.5 billion in manufacturer revenue in 2019. In contrast to manufactured cigarettes, which have been experiencing declining volumes for decades based on data published by the Alcohol and Tobacco Tax and Trade Bureau (“TTB”), the OTP industry is demonstrating increased consumer appeal with low to mid-single digit consumer unit growth as reported by Management Science Associates, Inc. (“MSAi”), a third-party analytics and informatics company. Under the leadership of a senior management team with an average of 24 years of experience in the tobacco industry, Turning Point has grown and diversified its business through new product launches, category expansions, and acquisitions while concurrently improving operational efficiency.

Products

Turning Point operates in three segments: Smokeless products, Smoking products and NewGen products. In Turning Point’s Smokeless products segment, Turning Point (i) manufactures and market moist snuff and (ii) contracts for and market loose-leaf chewing tobacco products. In Turning Point’s Smoking products segment, Turning Point (i) markets and distributes cigarette papers, tubes, and related products; and (ii) markets and distributes finished cigars and MYO cigar wraps. In Turning Point’s NewGen products segment, Turning Point (i) markets and distributes CBD, liquid vapor products and certain other products without tobacco and/or nicotine; (ii) distributes a wide assortment of products to non-traditional retail via VaporBeast and (iii) market and distribute a wide assortment of products to individual consumers via the VaporFi B2C online platforms.

Turning Points portfolio of brands includes some of the most widely recognized names in the OTP industry, such as Stoker’s® in the Smokeless segment, Zig-Zag® in the Smoking segment, and VaporBeast® and VaporFi® in the NewGen segment. The following table sets forth the market share and category rank of Turning Point’s core products and demonstrates their industry positions:

Brand	Product	TPB Segment	Market Share (1)	Category Rank (1)
Stoker’s®	Chewing Tobacco	Smokeless Products	20.0%	#1 discount, #2 overall
Stoker’s®	Moist Snuff	Smokeless Products	4.5%	#4 discount, #6 overall
Zig-Zag®	Cigarette Papers	Smoking Products	35.0%	#1 premium
Zig-Zag®	MYO Cigar Wraps	Smoking Products	75.0%	#1 overall

(1)	Market share and category rank data for all products are derived from MSAi data as of 12/31/19

Operations

As of December 31, 2019, Turning Point’s products are available in approximately 185,000 U.S. retail locations which, with the addition of retail stores in Canada, brings Turning Point’s total North American retail presence to an estimated 210,000 points of distribution. Turning Point subscribes to a sales tracking system from MSAi that records all OTP product shipments (Turning Point’s as well as those of its competitors) from approximately 900 wholesalers to over 250,000 traditional retail stores in the U.S. This system enables Turning Point to understand individual product share and volume trends across multiple categories down to the individual retail store level, allowing Turning Point to allocate field salesforce coverage to the highest opportunity stores. Turning Point’s sales and marketing group of approximately 178 professionals utilizes the MSAi system to efficiently target markets and sales channels with the highest sales potential.

Turning Point’s core tobacco business (Smokeless and Smoking segments) primarily generates revenues from the sale of products to wholesale distributors who, in turn, resell the products to retail operations. Turning Point’s acquisition of VaporBeast in 2016 expanded its revenue streams as Turning Point began selling directly to non-traditional retail outlets. Turning Point’s acquisition of IVG in 2018 enhanced its business-to-consumer revenue stream with the addition of the Vapor-Fi online platform. The acquisition of Solace provided Turning Point with a line of leading liquids and a powerful new product development platform. Turning Point’s net sales, which include federal excise taxes, consist of gross sales net of cash discounts, returns, and selling and marketing allowances.

Turning Point relies on long-standing relationships with high-quality, established manufacturers to provide the majority of its produced products. More than 80% of Turning Point’s production, as measured by net sales, is outsourced to suppliers. The remaining production consists primarily of Turning Point’s moist snuff tobacco operations located in Dresden, Tennessee, and Louisville, Kentucky and the proprietary e-liquids operations located in Louisville, Kentucky. Turning Point’s principal operating expenses include the cost of raw materials used to manufacture the limited number of its products which Turning Point produces in-house; the cost of finished products, which are generally purchased goods; federal excise taxes; legal expenses; and compensation expenses, including benefits and costs of salaried personnel. Turning Point’s other principal expenses include interest expense and other expenses.

Key Factors Affecting Turning Point’s Results of Operations

Turning Point considers the following to be the key factors affecting its results of operations:

•	Turning Point’s ability to further penetrate markets with its existing products;
•	Turning Point’s ability to introduce new products and product lines that complement its core business;
•	Decreasing interest in tobacco products among consumers;
•	Price sensitivity in its end-markets;
•	Marketing and promotional initiatives, which cause variability in Turning Point’s results;
•	General economic conditions, including consumer access to disposable income;
•	Cost and increasing regulation of promotional and advertising activities;
•	Cost of complying with regulation, including newly passed “deeming regulations”;
•	Counterfeit and other illegal products in Turning Point’s end-markets;
•	Currency fluctuations;
•	Turning Point’s ability to identify attractive acquisition opportunities in OTP; and
•	Turning Point’s ability to integrate acquisitions.

Overview of Standard Outdoor

Standard Outdoor is an out-of-home advertising business. Revenues include outdoor advertising revenues, while operating expenses primarily include compensation costs, depreciation and rent expense.

Overview of Pillar General

On January 2, 2018, Pillar General acquired all of the outstanding capital stock of Interboro for a cash purchase price of $2.5 million. Under the name Maidstone Insurance Company, Maidstone offered personal automobile and homeowners insurance, primarily in the state of New York.

Maidstone is subject to certain RBC requirements as specified by the NAIC. Under such requirements, the amount of capital and surplus maintained by a property and casualty insurance company is to be determined on various risk factors including risk-based capital ratios. In August 2019, the Company reported a negative statutory capital and surplus to the NYSDFS. The NYSDFS requested that the Company consent to an Order of Liquidation to effect a liquidation of the Company by the NYSDFS. On August 7, 2019, Maidstone consented to the filing of a petition for the entry of an Order of Liquidation with the NYSDFS.

On January 14, 2020, the NYSDFS filed a petition for an Order of Liquidation in Court with respect to Maidstone. On January 21, 2020, the Court issued an order to show cause establishing February 13, 2020 as the date of a hearing before the Court with respect to the Order of Liquidation. On February 13, 2020, the Court conducted a hearing with respect to the Order of Liquidation and, thereafter, approved the Order of Liquidation. At such time, the control and assets of Maidstone vested with the NYS Liquidation Bureau and were no longer under our control. All Maidstone assets and liabilities were removed from our financial statements as of February 13, 2020. See Note 29, “Subsequent Events,” to the consolidated financial statements included in this filing for further information.

Critical Accounting Policies and Uses of Estimates

The Company’s accounting policies are described in Note 2, “Summary of Significant Accounting Policies: Risk and Uncertainties” to the consolidated financial statements included in this filing. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or the method of its application, is generally accepted, we select the principle or method that is appropriate in the specific circumstances. Application of these accounting principles requires us to make estimates about the future resolution of existing uncertainties. Actual results could differ from these estimates. We evaluate our estimates, including those related to revenue recognition, collectability of accounts receivable, inventory valuation and obsolescence, goodwill, intangibles, pension and post-retirement obligations, income taxes, litigation, and contingencies on an ongoing basis. We base these estimates on our historical experience and other assumptions we believe are appropriate under the circumstances. In preparing these consolidated financial statements, we have made our best estimates and judgments of the amounts and disclosures included in the consolidated financial statements.

Revenue Recognition - Turning Point

Turning Point adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP, on January 1, 2018. Turning Point recognizes revenues, which include excise taxes and shipping and handling charges billed to customers, net of cash discounts for prompt payment, sales returns and sales incentives, upon delivery of goods to the customer—at which time its performance obligation is satisfied—at an amount that Turning Point expects to be entitled to in exchange for those goods in accordance with the five-step analysis outlined in Topic 606: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied. We exclude from the transaction price, sales taxes and value-added taxes imposed at the time of sale (which do not include excise taxes on smokeless tobacco, cigars or vaping products billed to customers).

Turning Point records an allowance for sales returns, based principally on historical volume and return rates, which is included in accrued liabilities on the consolidated balance sheets. Turning Point records sales incentives, which consist of consumer incentives and trade promotion activities, as a reduction in revenues (a portion of which is based on amounts estimated as being due to wholesalers, retailers and consumers at the end of the period) based principally on historical volume and utilization rates. Expected payments for sales incentives are included in accrued liabilities on the consolidated balance sheets.

A further requirement of ASU 2014-09 is for entities to disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.Turning Point’s management views business performance through segments that closely resemble the performance of major product lines. Thus, the primary, and most useful, disaggregation of Turning Point’s contract revenue for decision making purposes is the disaggregation by segment which can be found in Note -25, “Segment Information” to the consolidated financial statements included in this filing. An additional disaggregation of contract revenue by sales channel can be found within Note 25 as well.

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

Derivative Instruments

Turning Point uses foreign currency forward contracts to hedge a portion of our exposure to changes in foreign currency exchange rates from time to time. Turning Point accounts for our forward contracts under the provisions of ASC 815, Derivatives and Hedging. Under its policy, as amended, Turning Point may hedge up to 100% of its anticipated purchases of inventory in the denominated invoice currency over a forward period not to exceed twelve months. Turning Point may also, from time to time, hedge up to ninety percent of its non-inventory purchases in the denominated invoice currency. Forward contracts that qualify as hedges are adjusted to their fair value through other comprehensive (loss) income as determined by market prices on the measurement date except any hedge ineffectiveness which is recognized currently in income. Gains and losses on these contracts are transferred from other comprehensive (loss) income into net (loss) income as the related inventories are received. Changes in fair value of any contracts that do not qualify for hedge accounting or are not designated as hedges are recognized in income currently.

Interest Rate Swaps

Turning Point enters into interest rate swap contracts to manage interest rate risk and reduce the volatility of future cash flows. Turning Point accounts for interest rate swap contracts under the provisions of ASC 815, Derivatives and Hedging. Swap contracts that qualify as hedges are adjusted to their fair value through other comprehensive (loss) income as determined by market prices on the measurement date, except any hedge ineffectiveness which is recognized currently in income. Gains and losses on these swap contracts are transferred from other comprehensive (loss) income into net income upon settlement of the derivative position or at maturity of the interest rate swap contract. Changes in fair value of any contracts that do not qualify for hedge accounting or are not designated as hedges are recognized currently in income.

Goodwill and Other Intangible Assets

We follow the provisions of ASC 350, Intangibles – Goodwill and Other in accounting for our goodwill and other intangible assets. Goodwill and indefinite-lived intangible assets are reviewed for impairment annually on December 31, or more frequently if certain indicators are present, in accordance with ASC 350-20-35 and ASC 350-30-35, respectively. If the carrying value of the goodwill or indefinite-life intangible asset exceeds its fair value, determined using the discounted cash flows method and the relief-from-royalty method, respectively, the goodwill or intangible asset is considered impaired. The carrying value of the goodwill or indefinite-life intangible asset would then be reduced to fair value. For goodwill, the determination of a reporting unit’s fair value involves, among other things, our market capitalization and application of the income approach, which includes developing forecasts of future cash flows and determining an appropriate discount rate. Currently our goodwill is recorded at our subsidiary, Turning Point.

During the year ended December 31, 2019, we recorded impairment charges of $0.8 million and $2.0 million related to the full impairment of the goodwill and intangible asset balances, respectively, in our Insurance segment. This impairment was a result of changes in the future plans for the Insurance segment and certain other factors impacting recoverability. As a result, there were no goodwill or intangible asset balances remaining in our Insurance segment as of December 31, 2019.

Based on Turning Point’s annual goodwill impairment testing, the estimated fair values of each of its reporting units were in excess of the respective carrying values at December 31, 2019. Turning Point had no such impairment of goodwill or other intangible assets during the year ended December 31, 2019. However, there could be an impairment of the goodwill of the NewGen reporting unit if future revenues do not achieve our expected future cash flows or if macroeconomic conditions result in future increases in the weighted average cost of capital used to estimate fair value. Refer to Note 11, “Goodwill and Other Intangible Assets” to the consolidated financial statements included in this filing for further details regarding our goodwill and other intangible assets as of December 31, 2019.

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

Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issue’s non-convertible debt borrowing rate. Accordingly, in accounting for the issuance of the Convertible Senior Notes, Turning Point separated the Convertible Senior Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. This evaluation can be complex and requires management to make assumptions to determine the fair value.

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

Stock-Based Compensation

We account for stock-based compensation using the fair value method, which requires that compensation costs related to employee share-based payment transactions are measured in the financial statements at the fair value on the date of grant and are recognized over the vesting period of the award. We determined the fair value of these awards using the Black-Scholes option pricing model.

Accounts Receivable

Accounts receivable are recognized at their net realizable value. All accounts receivable are trade-related and are recorded at the invoiced amount and do not bear interest. We maintain allowances for doubtful accounts receivable for estimated uncollectible invoices resulting from the customer’s inability to pay, which may result in write-offs. We recorded an allowance for doubtful accounts of $0.3 million and less than $0.1 million as of December 31, 2019 and 2018, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost was determined using the LIFO method for approximately 49.4% of the inventories as of December 31, 2019. Leaf tobacco is presented in current assets in accordance with standard industry practice, notwithstanding the fact that such tobaccos are carried longer than one year for the purpose of curing. We recorded an inventory valuation allowance of $21.5 million and $2.5 million at December 31, 2019 and 2018, respectively.

Reserves for Losses and Loss Adjustment Expenses

As an insurance company, Maidstone is required by applicable laws and regulations and GAAP to establish loss and loss expense reserves for the estimated unpaid portion of the ultimate liability for losses and loss expenses under the terms of its policies and agreements with its insured customers. The Company estimates reserves for both reported and unreported unpaid losses that have occurred on or before the balance sheet date that will need to be paid in the future. Reserves for unpaid losses fall into two categories: case reserves and reserves for claims incurred but not reported, or “IBNR”. We do not discount the liability for unpaid losses and incurred losses and loss adjustment expenses (“LAE”) for financial statement purposes.

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

A review of the emergence of actual losses relative to expectations is generally derived from the quarterly in depth reserve analyses is conducted to determine whether the assumptions used in the reserving process continue to form a reasonable basis for the projection of liabilities for each product line. As time passes, estimated loss reserves will be based more on historical loss activity and loss development patterns rather than on assumptions based on underwriters’ input, pricing assumptions or industry experience. During the loss settlement period, it often becomes necessary to refine and adjust the estimates of liability on a claim either upward or downward. No assurance can be given that actual claims made and related payments will not be in excess of the amounts reserved.

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

Maidstone engages an independent external actuarial specialist (the “Actuary”) to calculate its recorded reserves. The Actuary estimates a range of ultimate losses, along with a range and recommended central estimate of IBNR reserve amounts. As of December 31, 2019, this range was between $23.1 million and $28.4 million. Maidstone’s carried IBNR reserves are based on an internal actuarial analysis and reflect management’s best estimate of unpaid loss and LAE liabilities. Refer to Note 14, “Liability for Losses and Loss Adjustment Expenses” to the consolidated financial statements included in this filing for additional information on the loss and loss adjustment expenses.

Consolidated Results of Operations

The table and discussion set forth below relate to our consolidated results of operations:

	Year Ended December 31,
	2019	2018	$ Change	% Change
(In thousands)
Revenues
Smokeless Products	$99,894	$90,031	$9,863	11.0%
Smoking Products	108,733	111,507	(2,774)	-2.5%
NewGen Products	153,362	131,145	22,217	16.9%
Insurance	26,971	30,657	(3,686)	-12.0%
Other	2,818	2,445	373	15.3%
Total revenues	$391,778	$365,785	$25,993	7.1%

Operating Income (Loss)
Smokeless Products	$35,978	$28,920	$7,058	24.4%
Smoking Products	45,058	42,650	2,408	5.6%
NewGen Products	(20,629)	6,752	(27,381)	-405.5%
Insurance	(8,732)	(3,195)	(5,537)	100.0%
Other	(39,079)	(35,009)	(4,070)	11.6%
Total operating income	12,596	40,118	(27,522)	-68.6%
Interest expense	20,194	17,237	2,957	17.2%
Interest and investment income	(2,749)	(736)	(2,013)	273.5%
Loss on extinguishment of debt	2,267	2,384	(117)	-4.9%
Net periodic benefit (income) expense, excluding service cost	(4,961)	131	(5,092)	-3887.0%
(Loss) income before income taxes	(2,155)	21,102	(23,257)	-110.2%
Income tax expense	1,624	6,285	(4,661)	-74.2%
Net (loss) income	(3,779)	14,817	(18,596)	-125.5%
Amounts attributable to noncontrolling interests	(6,844)	(12,436)	5,592	-45.0%
Net (loss) income attributable to SDI	$(10,623)	$2,381	$(13,004)	-546.2%

Comparison of the Year Ended December 31, 2019, to the Year Ended December 31, 2018

Total Revenues. For the year ended December 31, 2019, revenues were $391.8 million, an increase of $26.0 million, or 7.1%, from $365.8 million for the year ended December 31, 2018. The increase in total revenues was primarily driven by Stoker’s MST, Zig-Zag cigar wraps, and Nu-X including the acquisition of Solace in 2019.

Total Operating Income. For the year ended December 31, 2019, operating income was $12.6 million, a decrease of $27.5 million, or 68.6%, from $40.1 million for the year ended December 31, 2018. This decrease was due primarily to a decrease in Turning Point’s gross profit of $5.8 million, primarily as a result of certain restructuring activities in the fourth quarter 2019, along with an increase in Turning Point’s selling, general and administrative costs of $15.8 million and a $5.5 million increase in the operating loss of the Insurance segment. Turning Point’s gross profit for the year ended December 31, 2019, included $0.4 million of unfavorable LIFO adjustments, $1.2 million of introductory launch costs, and $23.0 million of restructuring costs, primarily inventory reserves, compared to $0.1 million, $1.0 million, and $2.9 million, respectively, in the year ended December 31, 2018. Gross profit as a percentage of net sales weakened to 37.8% for the year ended December 31, 2019, from 42.9% for the year ended December 31, 2018, primarily due to the aforementioned restructuring expenses, including the inventory reserves and write-off associated with Turning Point’s pivot from third-party vaping products. Turning Point’s selling, general, and administrative expenses for the year ended December 31, 2019, include $1.7 million of expenses relating to the inclusion of its 2019 investment in Solace, $1.8 million of transaction costs (primarily relating to Solace and ReCreation as well as earnout expense for IVG), $5.0 million of introductory launch costs, $3.2 million of restructuring  expenses, and $2.2 million in PMTA expenses. Selling, general, and administrative expenses for the year ended December 31, 2018, include $4.5 million of transaction and strategic initiative costs (primarily relating to IVG and Vapor Supply transaction costs), $0.9 million of company-wide introductory launch costs, and $1.8 million of restructuring costs. Lastly, the Insurance segment, due to a decrease in revenue coupled with the full impairment of goodwill and other intangible assets, contributed $5.3 million to the decline in operating income.

Interest Expense. For the year ended December 31, 2019, interest expense increased to $20.2 million from $17.2 million for the year ended December 31, 2018, an increase of $3.0 million, or 17.2%, primarily as a result of the amortization of the discount on the Convertible Senior Notes in 2019 of $2.9 million.

Interest and Investment Income. Interest and investment income relating to investment of the MSA escrow deposits as well as SDI’s cash and cash equivalents was $2.7 million for the year ended December 31, 2019 compared to $0.7 million for the year ended December 31, 2018, an increase of $2.0 million, or 273.5%, primarily due to the $2.0 million gain on the CASH investment as a result of marking the investment to fair value.

Loss on Extinguishment of Debt. For the year ended December 31, 2019, loss on extinguishment of debt was $2.3 million as the result of Turning Point paying off its 2018 Second Lien Credit Facility, coupled with SDI’s payoff of the Crystal Term Loan in 2019. For the year ended December 31, 2018, loss on extinguishment of debt was $2.4 million as the result of Turning Point refinancing its credit facility in the first quarter of 2018.

Net Periodic Benefit (Income) Expense, Excluding Service Cost. For the year ended December 31, 2019, net periodic benefit (income) expense, excluding service cost was income of $5.0 million primarily due to the gain on the termination of the postretirement plan. For the year ended December 31, 2018, net periodic benefit expense was $0.1 million.

Income Tax Expense. The Company’s income tax expense of $1.6 million for the year ended December 31, 2019, was primarily due to the income tax expense of Turning Point of $2.0 million, which was offset by the reversal of a deferred tax liability at Pillar General of $0.4 million creating an income tax benefit for the year ended December 31, 2019. The Company’s consolidated income tax expense is higher than expected as a result of the contribution of losses before income taxes by SDI and Standard Outdoor (which due to the impact of valuation allowances do not create income tax benefits) to the income before taxes of Turning Point. Turning Point’s effective tax rate of 12.9% of income before income taxes, for the year ended December 31, 2019, is lower than the expected annual effective tax rate as a result of discrete tax benefits of $4.6 million from the exercise of stock options during the year. The Company’s income tax expense of $6.3 million, or 29.8% of income before income taxes, for the year ended December 31, 2018 was higher than the expected annual effective tax rate as a result of the contribution of losses before income taxes by SDI and Standard Outdoor (which due to the impact of valuation allowances do not create income tax benefits) to the income before taxes of Turning Point. Turning Point’s income tax expense of $6.3 million, or 19.9% of income before income taxes, for the year ended December 31, 2018, is lower than the expected annual effective tax rate as a result of discrete tax benefits of $5.4 million from the exercise of stock options during the year.

Consolidated Net (Loss) Income. Due to the factors described above, net loss for the year ended December 31, 2019 was $3.8 million, compared to net income of $14.8 million for the year ended December 31, 2018.

Amounts Attributable to Non-Controlling Interests. Amounts attributable to noncontrolling interests of $6.8 million and $12.4 million for the years ended December 31, 2019 and 2018, respectively, was related to the shareholders of Turning Point other than SDI and is based on the decrease in Turning Point’s net income.

Net (Loss) Income Attributable to SDI. For the year ended December 31, 2019, net loss attributable to SDI was $10.6 million compared to net income of $2.4 million for the year ended December 31, 2018, a decrease of $13.0 million or 546.2%. This decrease was a result of the items discussed above.

Segment Results of Operations

Turning Point and Other segments

The table and discussion set forth below relate to the results of operations of the three Turning Point segments, as well as our Other reportable segment, which includes non-allocated amounts of Turning Point, SDI and Standard Outdoor:

	Year Ended December 31,
(In thousands)	2019	2018	$ Change	% Change
Net sales
Smokeless products	$99,894	$90,031	$9,863	11.0%
Smoking products	108,733	111,507	(2,774)	-2.5%
NewGen products	153,362	131,145	22,217	16.9%
Other	2,818	2,445	373	15.3%
Total net sales	364,807	335,128	29,679	8.9%
Cost of sales	227,787	192,336	35,451	18.4%
Gross profit
Smokeless products	52,277	46,490	5,787	12.4%
Smoking products	59,386	57,043	2,343	4.1%
NewGen products	25,083	39,026	(13,943)	-35.7%
Other	274	233	41	17.6%
Total gross profit	137,020	142,792	(5,772)	-4.0%
Selling, general and administrative expenses	115,692	99,479	16,213	16.3%
Operating income	$21,328	$43,313	$(21,985)	-50.8%

Comparison of the Year Ended December 31, 2019, to the Year Ended December 31, 2018

Net Sales. For the year ended December 31, 2019, overall net sales increased to $364.8 million from $335.1 million for the year ended December 31, 2018, an increase of $29.7 million or 8.9%. The increase in net sales was primarily driven by Stoker’s MST, Zig-Zag cigar wraps, and Nu-X including the acquisition of Solace in 2019.

For the year ended December 31, 2019, net sales in the Smokeless products segment increased to $99.9 million from $90.0 million for the year ended December 31, 2018, an increase of $9.9 million or 11.0%. For the year ended December 31, 2019, Smokeless products volume increased 7.3% and price/mix increased 3.7%. The increase in net sales was primarily driven by the continuing growth of Stoker’s® MST partially offset by declines in chewing tobacco attributable to increased competition, Turning Point’s promotional timing, and a continuing segment shift to lower price products. MST represented 54% of Smokeless revenue in 2019, up from 47% a year earlier.

For the year ended December 31, 2019, net sales in the Smoking products segment decreased to $108.7 million from $111.5 million for the year ended December 31, 2018, a decrease of $2.8 million or 2.5%. For the year ended December 31, 2019, Smoking products volumes decreased 4.9%, while price/mix increased 2.4%. The decrease in net sales is primarily due to the delay of Canadian paper orders in the first half of the year as a result of the new packaging regulations in Canada as well as Turning Point’s strategic decision to de-emphasize the low margin cigar and MYO / pipe products businesses. Cigar and MYO / pipe product sales declined by $2.4 million to $7.2 million in the year ended December 31, 2019.

For the year ended December 31, 2019, net sales in the NewGen products segment increased to $153.4 million from $131.1 million for the year ended December 31, 2018, an increase of $22.2 million or 16.9%. The increase in net sales was primarily driven by higher Nu-X alternative products sales in 2019 (includes the Solace acquisition) and an additional eight months of IVG net sales in 2019. Net sales were negatively impacted by the vape disruption in the fourth quarter of 2019.

Gross Profit. For the year ended December 31, 2019, overall gross profit decreased to $137.0 million from $142.8 million for the year ended December 31, 2018, a decrease of $5.8 million or 4.0%, primarily as a result of certain restructuring activities at Turning Point in the fourth quarter 2019. Consolidated gross profit for the year ended December 31, 2019, included $0.4 million of unfavorable LIFO adjustments, $1.2 million of introductory launch costs, and $23.0 million of restructuring costs, primarily inventory reserves, compared to $0.1 million, $1.0 million, and $2.9 million, respectively, in the year ended December 31, 2018. Gross profit as a percentage of net sales weakened to 37.6% for the year ended December 31, 2019, from 42.6% for the year ended December 31, 2018, primarily due to the aforementioned restructuring expenses, including the inventory reserves and write-off associated with Turning Point’s pivot from third-party vaping products.

For the year ended December 31, 2019, gross profit in the Smokeless products segment increased to $52.3 million from $46.5 million for the year ended December 31, 2018, an increase of $5.8 million or 12.4%. Smokeless gross profit for the year ended December 31, 2019, included $0.3 million of unfavorable LIFO adjustments and $0.0 million of introductory launch costs compared to $0.1 million and $0.2 million, respectively, for the year ended December 31, 2018. Gross profit as a percentage of net sales increased to 52.3% of net sales for the year ended December 31, 2019, from 51.6% of net sales for the year ended December 31, 2018 driven by Stoker MST gains.

For the year ended December 31, 2019, gross profit in the Smoking products segment increased to $59.4 million from $57.0 million for the year ended December 31, 2018, an increase of $2.3 million or 4.1%. Smoking gross profit for the year ended December 31, 2018 included $0.6 million of introductory launch costs and $1.3 million of line rationalization expenses. Gross profit as a percentage of net sales increased to 54.6% of net sales for the year ended December 31, 2019, from 51.2% of net sales for the year ended December 31, 2018. The increase in gross profit as a percentage of net sales is primarily due to declining sales of lower margin, low priority products.

For the year ended December 31, 2019, gross profit in the NewGen products segment decreased to $25.1 million from $39.0 million for the year ended December 31, 2018, a decrease of $13.9 million or 35.7%. NewGen gross profit for the year ended December 31, 2019, included $1.2 million of introductory launch costs and $23.2 million of restructuring expenses compared to $0.3 million and $1.5 million, respectively, for the year ended December 31, 2018. Additionally, gross profit includes $9.3 million of tariff expenses in 2019 compared to $1.1 million in 2018. Gross profit as a percentage of net sales decreased to 16.4% of net sales for the year ended December 31, 2019, from 29.8% of net sales for the year ended December 31, 2018, primarily due to the aforementioned restructuring expenses associated with Turning Point’s pivot from third-party vaping products.

Selling, General and Administrative Expenses. For the year ended December 31, 2019, selling, general and administrative expenses increased to $115.7 million from $99.5 million for the year ended December 31, 2018, an increase of $16.2 million or 16.3%. Selling, general, and administrative expenses for the year ended December 31, 2019, include $1.7 million of expenses relating to the inclusion of Turning Point’s 2019 investment in Solace, $1.8 million of transaction costs (primarily relating to Solace and ReCreation as well as earnout expense for IVG), $5.0 million of introductory launch costs, $3.2 million of restructuring  expenses, and $2.2 million in PMTA expenses. Selling, general, and administrative expenses for the year ended December 31, 2018, include $4.5 million of transaction and strategic initiative costs (primarily relating to IVG and Vapor Supply transaction costs), $0.9 million of company-wide introductory launch costs, and $1.8 million of restructuring costs.

Insurance segment

On January 2, 2018, we completed the acquisition of Interboro Holdings Inc., which operates as Maidstone Insurance. The table and discussion set forth below relate to the results of operations of our Insurance segment:

	For the Year Ended December 31, 2019	For the Period from January 2, 2018 to December 31, 2018	$ Change	% Change
(In thousands)
Insurance premiums earned	$25,072	$28,648	$(3,576)	-12.5%
Net investment income	935	851	84	9.9%
Other income	964	1,158	(194)	-16.8%
Total revenues	26,971	30,657	(3,686)	-12.0%

Incurred losses and loss adjustment expenses	24,350	25,221	(871)	-3.5%
Impairment loss on goodwill and other intangible assets	2,826	-	2,826	NM
Other operating expenses	8,527	8,631	(104)	-1.2%
Total operating costs and expenses	35,703	33,852	1,851	5.5%
Loss before income taxes	(9,063)	(3,195)	(5,868)	183.7%
Income tax benefit	(420)	-	(420)	NM
Net loss	$(8,643)	$(3,195)	$(5,448)	170.5%

Insurance premiums earned.  For the year ended December 31, 2019, insurance premiums earned decreased by approximately $3.6 million, or 12.5%, to $25.1 million, as compared to $28.6 million for the period from January 2, 2018 to December 31, 2018. We are no longer writing new policies in the Insurance segment.

Net investment income. Net investment income was $0.9 million for the year ended December 31, 2019 and 2018, though it was approximately $84,000 higher for the year ended December 31, 2019.

Other income. We recognized $1.0 million of other income for the year ended December 31, 2019, a decrease of $0.2 million compared to $1.2 million for the period from January 2, 2018 to December 31, 2018. Other income includes service and takeout fees, installment and late fees collected by Maidstone, and broker fees collected from non-affiliated insurance companies when acting as an agent. Service and takeout fees are in the form of credits for writing business from the state assigned pool.

Incurred losses and loss adjustment expenses. For the year ended December 31, 2019, incurred losses and loss adjustment expenses were $24.4 million, a decrease of $0.9 million compared to $25.2 million for the period from January 2, 2018 to December 31, 2018. These amounts are based on individual case estimates for reported claims and a factor for incurred but not reported (“IBNR”) claims.

Impairment loss on goodwill and other intangible assets. For the year ended December 31, 2019, we recorded an impairment loss of $2.8 million on our Insurance segment goodwill and other intangible assets. There was no impairment loss recorded for the period from January 2, 2018 to December 31, 2018.

Other operating expenses. We incurred other expenses of $8.5 million for the year ended December 31, 2019 compared to $8.6 million for the period from January 2, 2018 to December 31, 2018, a decrease of $0.1 million. Other operating expenses consists of acquisition and underwriting expenses, salaries and benefits, depreciation, amortization and other general and administrative expenses.

Income tax benefit. We recognized $0.4 million of income tax benefit during the year ended December 31, 2019 due to the reversal of deferred tax liabilities recorded as a part of the acquisition of Maidstone. No income tax benefit was recorded during the period from January 2, 2018 to December 31, 2018.

Net loss. Due to the reduction in revenues, coupled with the impairment loss, which was only partially offset by the decreases in incurred losses and loss adjustment expenses and other operating expenses, net loss for the year ended December 31, 2019 was $8.6 million, compared to net loss of $3.2 million for the period from January 2, 2018 to December 31, 2018, for the insurance business.

Liquidity and Capital Resources

Our principal uses for cash are working capital, debt service, and capital expenditures. We believe our cash flows from operations and borrowing availability under Turning Point’s 2018 Revolving Credit Facility (as defined herein) are adequate to satisfy our operating cash requirements for the foreseeable future.

The following table summarizes our consolidated statements of cash flows for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
(In thousands)	2019	2018
Net cash flow provided by (used in):
Operating activities	$21,160	$110
Investing activities	27,136	(30,805)
Financing activities	72,688	31,329
Net increase in cash	$120,984	$634

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

Net cash provided by operating activities was $21.2 million for the year ended December 31, 2019 compared to $0.1 million for the year ended December 31, 2018. This $21.1 million increase in net cash provided by operating activities was primarily the result of Turning Point’s inventory buys in 2018 that reduced cash flow.

Investing activities. Net cash provided by investing activities was $27.1 million for the year ended December 31, 2019 compared to net cash used in investing activities of $30.8 million for the year ended December 31, 2018, an increase of $57.9 million primarily due to Turning Points change in MSA escrow deposits from investments to cash holdings as well as lower cash paid for Turning Point acquisitions and Maidstone’s sale of fixed maturity securities during the year ended December 31, 2019, which net of fixed maturity securities purchases increased cash flow from investing activities by $19.4 million.

Financing activities. Net cash provided by financing activities was $72.7 million for the year ended December 31, 2019 compared to net cash provided by financing activities of $31.3 million for the year ended December 31, 2018, an increase of $41.4 million. During 2019, net cash provided by financing activities included Turning Point’s proceeds from the issuance of the Convertible Senior Notes and SDI’s new Term Loan offset by payments on the 2018 Revolving Credit Facility, the 2018 Second Lien Credit Facility, payment for the call options and payment of the Crystal Term Loan.

Long-Term Debt

As of December 31, 2019, the Company was in compliance with the financial and restrictive covenants in its existing debt instruments. The following table provides outstanding balances under our debt instruments.

	December 31,
(In thousands)	2019	2018
2018 First Lien Term Loan	$146,000	$154,000
2018 Second Lien Term Loan	-	40,000
Convertible Senior Notes	172,500	-
SDI GACP Term Loan	25,000	-
SDI Crystal Term Loan	-	15,000
Standard Outdoor Promissory Notes	8,447	9,950
Note payable - IVG	4,240	4,000
Gross notes payable and long-term debt	356,187	222,950
Less deferred finance charges and debt discount	(39,641)	(4,903)
Less current maturities	(16,977)	(9,431)
Net notes payable and long-term debt	$299,569	$208,616

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

2018 First Lien Credit Facility: The 2018 First Lien Term Loan and the 2018 Revolving Credit Facility bear interest at LIBOR plus a spread of 2.75% to 3.50% based on Turning Point’s senior leverage ratio. The 2018 First Lien Term Loan has quarterly required payments of $2.0 million beginning June 30, 2018, increasing to $3.0 million on June 30, 2020, and increasing to $4.0 million on June 30, 2022. The 2018 First Lien Credit Facility has a maturity date of March 7, 2023. The 2018 First Lien Term Loan is secured by a first priority lien on substantially all of the assets of the borrowers and the guarantors thereunder, including a pledge of Turning Point’s capital stock, other than certain excluded assets (the “Collateral”). In connection with the Senior Notes offering, Turning Point entered into a First Amendment (the “Amendment”) to the First Lien Credit Agreement, with Fifth Third Bank, as administrative agent, and other lenders and certain other lending other lending parties thereto. The Amendment was entered into primarily to permit Turning Point to issue up to $200 million of convertible senior notes, enter into certain capped call transactions in connection with the issuance of such notes and to use the proceeds from the issuance of the notes to repay amounts outstanding under Turning Point’s Second Lien Credit Agreement and use the remaining proceeds for acquisitions and investments. In connection with the Amendment, fees of $0.7 million were incurred. The 2018 First Lien Credit Facility contains certain financial covenants, which were amended in connection with the Convertible Senior Notes offering in the third quarter 2019. The covenants include maximum senior leverage ratio of 3.00x with step-downs to 2.50x, a maximum total leverage ratio of 5.50x with step-downs to 5.00x, and a minimum fixed charge coverage ratio of 1.20x. In the first quarter of 2020, the financial covenants were amended to permit certain add-backs related to PMTA in the definition of Consolidated EBITDA for the period of October 1, 2019 until September 30, 2020. Based on an excess cash covenant for the facility, a principal payment of $4.5 million was due in the second quarter 2019. All parties agreed to waive the payment, resulting in consent fees of $0.1 million. The weighted average interest rate of the 2018 First Lien Term Loan was 4.55% as of December 31, 2019. As of December 31, 2019, Turning Point had no borrowings outstanding under the 2018 Revolving Credit Facility. The $50.0 million unused portion of the 2018 Revolving Credit Facility is reduced by letters of credit from Fifth Third Bank totaling $3.7 million, resulting in $46.3 million of availability under the 2018 Revolving Credit Facility at December 31, 2019.

2018 Second Lien Credit Facility: The 2018 Second Lien Credit Facility bore interest at a rate of LIBOR plus 7.00% and had a maturity date of March 7, 2024. The 2018 Second Lien Term Loan was secured by a second priority interest in the Collateral and was guaranteed by the same entities as the 2018 First Lien Term Loan. The 2018 Second Lien Credit Facility contained certain financial covenants including a maximum senior leverage ratio of 3.75x with step-downs to 3.50x, a maximum total leverage ratio of 4.75x with step-downs to 4.50x, and a minimum fixed charge coverage ratio of 1.10x. Based on an excess cash covenant for the facility, a $4.5 million principal payment was made in the second quarter 2019, resulting in $0.2 million loss on extinguishment of debt. Turning Point used a portion of the proceeds from the issuance of the Convertible Senior Notes to prepay all outstanding amounts related to the 2018 Second Lien Credit Facility in the third quarter 2019. The principal paid in the third quarter 2019 amounted to $35.5 million, and the transaction resulted in a $1.1 million loss on extinguishment of debt.

Convertible Senior Notes

In July 2019, Turning Point closed an offering of $172.5 million in aggregate principal amount of 2.50% Convertible Senior Notes due July 15, 2024 (the “Convertible Senior Notes”). The Convertible Senior Notes bear interest at a rate of 2.50% per year, payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2020. The Convertible Senior Notes will mature on July 15, 2024, unless earlier repurchased, redeemed or converted. The Convertible Senior Notes are senior unsecured obligations.

The Convertible Senior Notes are convertible into approximately 3,202,808 shares of Turning Point voting common stock under certain circumstances prior to maturity at a conversion rate of 18.567 shares per $1,000 principal amount of the Convertible Senior Notes, which represents a conversion price of approximately $53.86 per share, subject to adjustment under certain conditions, but will not be adjusted for any accrued and unpaid interest. Upon conversion, Turning Point may pay cash, shares of its common stock or a combination of cash and stock, as determined by Turning Point at its discretion. The conditions required to allow the holders to convert their Convertible Senior Notes were not met as of December 31, 2019.

Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for the issuance of the Convertible Senior Notes, Turning Point separated the Convertible Senior Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, which is recognized as a debt discount, represents the difference between the proceeds from the issuance of the Convertible Senior Notes and the fair value of the liability component of the Convertible Senior Notes. The excess of the principal amount of the liability component over its carrying amount (“debt discount”), $35.0 million, will be amortized to interest expense using an effective interest rate of 7.5% over the expected life of the Convertible Senior Notes. The equity component is not remeasured as long as it continues to meet the criteria for equity classification. Interest expense includes $2.9 million of amortization for the year ended December 31, 2019.

In accounting for the debt issuance costs related to the issuance of the Convertible Senior Notes, Turning Point allocated the total amount incurred to the liability and equity components based on their relative values. Debt issuance costs attributable to the liability component are amortized to the interest expense using the effective interest method over the expected life of the Convertible Senior Notes, $4.7 million, and the debt issuance costs attributable to the equity component, $1.2 million, are netted with the equity component of stockholders’ equity.

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

Note Payable – IVG

In September 2018, Turning Point issued a note payable to IVG’s former shareholders (“IVG Note”). The IVG Note is $4.0 million principal with 6.0% interest compounding annually and matures on March 5, 2020. The IVG Note is subject to customary defaults including defaults for nonpayment, nonperformance, any material breach under the purchase agreement, and bankruptcy or insolvency. The carrying amount of the IVG Note is $4.2 million as of December 31, 2019.

SDI Term Loan

On September 18, 2019, we entered into a Term Loan Agreement (the “Term Loan Agreement”) with GACP II, L.P., a Delaware limited partnership (the “Agent”), as administrative agent and collateral agent for the financial institutions (the “Lenders”). The Term Loan Agreement provides for a term loan of $25.0 million (the “Term Loan”). The Term Loan will be used to (a) repay, in full, all outstanding indebtedness under the Crystal Term Loan (defined below), (b) finance the purchase of common stock of Turning Point, (c) finance the repurchase of our common stock, (d) fund certain fees and expenses, and (e) provide working capital.

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

Standard Outdoor Promissory Notes

On January 18, 2018, as partial consideration for an asset purchase of 83 billboard structures located in Alabama, as well as the ground leases and advertising contracts relating to such billboard structures, we issued a promissory note with a face value of $6.5 million. The promissory note was recorded net of a discount of $0.9 million, representing the difference between the face value and fair value at issuance. A principal payment of $1.0 million on the promissory note is payable January 1 of each year, beginning with a payment that was made on January 1, 2020 and ending January 1, 2022, with a $3.5 million final principal payment on January 1, 2023. The promissory note has a 5% fixed coupon interest rate and interest is payable quarterly.

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

Master Settlement Agreement

On November 23, 1998, the major U.S. cigarette manufacturers, Philip Morris USA, Inc., Brown & Williamson Tobacco Corporation, Lorillard Tobacco Company and R.J. Reynolds Tobacco Company, entered into the MSA with attorneys general representing states that agreed to settle certain recovery actions (the “Settling States”). In order to be in compliance with the MSA and subsequent states’ statutes, Turning Point was required to fund an escrow account with each of the Settling States based on the number of cigarettes or cigarette equivalents (which is measured by pounds of MYO cigarette smoking tobacco) sold in such state. Funding of the escrow deposit by Turning Point in 2018 was less than $0.1 million in respect of sales of smoking products in 2017. Turning Point estimates the total deposits relating to 2018 sales will be less than $0.1 million. Under current MSA legislation, Turning Point will not be required to make escrow deposits after making deposits for 2017 sales as its last remaining product line subject to MSA legislation, MYO cigarette smoking tobacco, was discontinued in the third quarter of 2017. Each year’s deposit will be released from escrow after 25 years. Turning Point is scheduled to begin receiving payments as its escrow deposits are released from escrow beginning in 2024.

The following table summarizes Turning Point’s escrow deposit balances by sales year as of:

(Dollar amounts in thousands)	Deposits as of December 31,
Sales Year	2019	2018
1999	$211	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,714	3,714
2005	4,553	4,552
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,619	1,619
2010	406	406
2011	193	193
2012	199	199
2013	173	173
2014	143	143
2015	101	101
2016	91	91
2017	83	83
Total	$32,074	$32,073

Off-balance Sheet Arrangements

During 2019, Turning Point did not execute any forward contracts. During 2018, Turning Point executed various forward contracts, none of which met hedge accounting requirements, for the purchase of €14.5 million with maturity dates ranging from March 2018 to January 2019.  At December 31, 2019 and 2018, Turning Point had forward contracts for the purchase of €0.0 million and €1.5 million, respectively. Turning Point had swap contracts for a total notional amount of $70 million at December 31, 2019 and 2018. The fair values of the swap contracts are based upon quoted market prices and resulted in a liability of $2.5 million and $0.9 million, respectively, as of December 31, 2019 and 2018, which is included in other long-term liabilities in the consolidated balance sheets.

Inflation

We believe that any effect of inflation at current levels will be minimal. Historically, Turning Point has been able to increase prices at a rate equal to or greater than that of inflation and believes it will continue to be able to do so for the foreseeable future. In addition, Turning Point has been able to maintain a relatively stable, variable cost structure for its products due, in part, to its successful procurement with regard to its tobacco products and, in part, to its existing contractual agreement for the purchase of its premium cigarette papers.

Item 7A.	Qualitative and Quantitative Disclosures about Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements and supplemental quarterly financial data of the Company and its subsidiaries are included as part of this Form 10-K:

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Standard Diversified Inc:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Standard Diversified Inc. and its subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of (loss) income, comprehensive (loss) income, changes in stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements and Schedule I (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

Greensboro, North Carolina
March 16, 2020

Standard Diversified Inc. and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands except share and per share data)

	December 31, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$112,467	$21,201
Fixed maturities available for sale, at fair value; amortized cost of $21,428 in 2019 and $32,474 in 2018	21,680	32,132
Equity securities, at fair value; cost: $1,099 in 2019 and $794 in 2018	1,075	693
Trade accounts receivable, net of allowances of $280 in 2019 and $42 in 2018	7,213	2,901
Premiums receivable	2,440	5,858
Inventories	70,979	91,237
Other current assets	16,391	15,045
Property, plant and equipment, net	30,368	27,741
Right of use assets	14,503	-
Deferred financing costs, net	890	870
Deferred policy acquisition costs	993	2,279
Goodwill	154,282	146,696
Other intangible assets, net	34,088	38,325
Master Settlement Agreement (MSA) escrow deposits	32,074	30,550
Other assets	11,603	6,415
Total assets	$511,046	$421,943

LIABILITIES AND EQUITY
Reserves for losses and loss adjustment expenses	$25,393	$27,330
Unearned premiums	5,818	12,707
Advance premiums collected	318	500
Accounts payable	14,746	9,225
Accrued liabilities	27,672	23,883
Current portion of long-term debt	16,977	9,431
Revolving credit facility	-	26,000
Notes payable and long-term debt	299,569	208,616
Deferred income taxes	1,572	2,711
Postretirement benefits	-	3,096
Lease liabilities	13,262	-
Asset retirement obligations	2,100	2,028
Other long-term liabilities	3,370	1,687
Total liabilities	410,797	327,214

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value; authorized shares 50,000,000; -0- issued and outstanding shares	-	-
Class A common stock, $0.01 par value; authorized shares, 300,000,000; 9,012,515 issued and 8,931,332 outstanding at December 31, 2019 and 9,156,293 issued and 9,052,801 outstanding at December 31, 2018	90	92
Class B common stock, $0.01 par value; authorized shares, 30,000,000; 7,701,975 and 7,801,995 issued and outstanding at December 31, 2019 and 2018, respectively; convertible into Class A shares on a one-for-one basis	77	78
Additional paid-in capital	84,862	81,260
Class A treasury stock, 81,183 and 103,492 common shares at cost as of December 31, 2019 and 2018, respectively	(1,103)	(1,440)
Accumulated other comprehensive loss	(1,722)	(1,683)
Accumulated deficit	(35,236)	(24,613)
Total stockholders’ equity	46,968	53,694
Noncontrolling interests	53,281	41,035
Total equity	100,249	94,729
Total liabilities and equity	$511,046	$421,943

The accompanying notes are an integral part of the consolidated financial statements.

Standard Diversified Inc. and Subsidiaries
Consolidated Statements of (Loss) Income
(dollars in thousands except share data and per share data)

	Year Ended December 31,
	2019	2018
Revenues:
Net sales	$364,807	$335,128
Insurance premiums earned	25,072	28,648
Net investment income	935	851
Other income	964	1,158
Total revenues	391,778	365,785

Operating costs and expenses:
Cost of sales	227,787	192,336
Selling, general and administrative expenses	115,692	99,479
Incurred losses and loss adjustment expenses	24,350	25,221
Impairment loss on goodwill and other intangible assets	2,826	-
Other operating expenses	8,527	8,631
Total operating costs and expenses	379,182	325,667
Operating income	12,596	40,118

Interest expense, net	20,194	17,237
Interest and investment income	(2,749)	(736)
Loss on extinguishment of debt	2,267	2,384
Net periodic benefit (income) expense, excluding service cost	(4,961)	131
(Loss) income before income taxes	(2,155)	21,102
Income tax expense	1,624	6,285
Net (loss) income	(3,779)	14,817
Net income attributable to noncontrolling interests	(6,844)	(12,436)
Net (loss) income attributable to Standard Diversified Inc.	$(10,623)	$2,381

Net (loss) income attributable to SDI per Class A and Class B Common Share – Basic	$(0.63)	$0.14
Net (loss) income attributable to SDI per Class A and Class B Common Share – Diluted	$(0.64)	$0.13
Weighted Average Class A and Class B Common Shares Outstanding – Basic	16,798,066	16,697,542
Weighted Average Class A and Class B Common Shares Outstanding – Diluted	16,798,066	16,747,585

The accompanying notes are an integral part of the consolidated financial statements.

Standard Diversified Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(dollars in thousands)

	Year Ended December 31,
	2019	2018

Net (loss) income	$(3,779)	$14,817

Other comprehensive (loss) income:
Amortization of unrealized pension and postretirement losses, net of tax of $136 and $435, for the years ended December 31, 2019 and 2018, respectively	(1,150)	1,361
Unrealized gain (loss) on investments, net of tax of $505 and $31, for the years ended December 31, 2019 and 2018, respectively	1,754	(607)
Unrealized loss on interest rate swaps, net of tax of $377 and $204, for the years ended December 31, 2019 and 2018, respectively	(1,261)	(682)
Other comprehensive (loss) income	(657)	72
Comprehensive (loss) income	(4,436)	14,889
Amounts attributable to noncontrolling interests	(6,226)	(12,645)
Comprehensive (loss) income attributable to Standard Diversified Inc.	$(10,662)	$2,244

The accompanying notes are an integral part of the consolidated financial statements.

Standard Diversified Inc. and Subsidiaries
Consolidated Statements of Equity
(dollars in thousands)

	Standard Diversified Inc. Shareholders

	Class A Common Shares		Class B Common Shares		Class A Treasury Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total

	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2017	8,348,373	$83	8,041,525	$81	-	$-	$70,813	$(1,558)	$(26,982)	$26,004	$68,441
Vesting of SDI restricted stock	50,756	-	-	-	-	-	(334)	-	-	-	(334)
Conversion of Class B common stock into Class A common stock	239,530	3	(239,530)	(3)	-	-	-	-	-	-	-
Issuance of Class A common stock in asset purchase	22,727	-	-	-	-	-	250	-	-	-	250
Issuance of Class A common stock under ATM, net of issuance costs	313,082	3	-	-	-	-	4,827	-	-	-	4,830
Issuance of Class A common stock in private placement, net of issuance costs	181,825	3	-	-	-	-	1,978	-	-	-	1,981
Repurchase of SDI common shares	-	-	-	-	(103,492)	(1,440)	-	-	-	-	(1,440)
Unrecognized pension and postretirement cost adjustment, net of tax of $435	-	-	-	-	-	-	-	687	-	674	1,361
Unrealized loss on investments, net of tax of $31	-	-	-	-	-	-	-	(479)	-	(128)	(607)
Unrealized loss on interest rate swaps, net of tax of $204	-	-	-	-	-	-	-	(345)	-	(337)	(682)
SDI stock-based compensation	-	-	-	-	-	-	893	-	-	-	893
Impact of Turning Point equity transactions on APIC and NCI	-	-	-	-	-	-	2,833	-	-	3,995	6,828
Impact of adoption of ASU 2018-02	-	-	-	-	-	-	-	12	(12)	-	-
Turning Point dividend paid to noncontrolling interests	-	-	-	-	-	-	-	-	-	(1,609)	(1,609)
Net income	-	-	-	-	-	-	-	-	2,381	12,436	14,817
Balance December 31, 2018	9,156,293	$92	7,801,995	$78	(103,492)	$(1,440)	$81,260	$(1,683)	$(24,613)	$41,035	$94,729
Vesting of SDI restricted stock, net	49,002	-	-	-	-	-	(452)	-	-	-	(452)
Conversion of Class B common stock into Class A common stock	100,020	-	(100,020)	(1)	-	-	-	-	-	-	(1)
Unrecognized pension and postretirement cost adjustment, net of tax of $136	-	-	-	-	-	-	-	(576)	-	(574)	(1,150)
Unrealized gain on investments, net of tax of $505	-	-	-	-	-	-	-	1,169	-	585	1,754
Unrealized loss on interest rate swaps, net of tax of $377	-	-	-	-	-	-	-	(632)	-	(629)	(1,261)
SDI stock-based compensation	-	-	-	-	-	-	711	-	-	-	711
Impact of Turning Point equity transactions on APIC and NCI	-	-	-	-	-	-	7,180	-	-	7,827	15,007
Turning Point dividend payable to noncontrolling interests	-	-	-	-	-	-	-	-	-	(1,807)	(1,807)
Share repurchases	-	-	-	-	(270,491)	(3,501)	-	-	-	-	(3,501)
Retirement of treasury stock	(292,800)	(2)	-	-	292,800	3,838	(3,837)	-	-	-	(1)
Net (loss) income	-	-	-	-	-	-	-	-	(10,623)	6,844	(3,779)
Balance December 31, 2019	9,012,515	$90	7,701,975	$77	(81,183)	$(1,103)	$84,862	$(1,722)	$(35,236)	$53,281	$100,249

The accompanying notes are an integral part of the consolidated financial statements.

Standard Diversified Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(dollars in thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(3,779)	$14,817
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss on extinguishment of debt	2,267	2,384
Loss on disposal of property, plant and equipment	7	-
Depreciation expense	4,021	3,355
Amortization of deferred financing costs and debt discount	4,870	1,507
Amortization of other intangible assets	1,749	1,281
Deferred income taxes	(4,639)	2,565
Stock-based compensation expense	4,340	2,152
Impairment loss on goodwill and other intangible assets	2,826	-
Turning Point impairment loss	301	-
Turning Point non-cash lease expense	357	-
Turning Point gain on postretirement plan termination	(4,915)	-
Turning Point gain on CASH investment	(2,000)	-
Changes in operating assets and liabilities:
Accounts receivable	(3,906)	679
Inventories	21,036	(20,650)
Other current assets	(965)	(4,687)
Other assets	(2,992)	-
Accounts payable	6,551	2,752
Accrued postretirement liabilities	(168)	(97)
Accrued liabilities and other	(20)	(888)
Premiums receivable	3,942	788
Deferred policy acquisition costs	1,286	(2,279)
Reserves for losses and loss adjustment expenses	(1,938)	(3,341)
Unearned and advance premiums	(7,071)	(228)
Net cash provided by operating activities	21,160	110

Cash flows from investing activities:
Acquisitions, net of cash acquired	(8,324)	(16,243)
Capital expenditures	(4,875)	(2,564)
Proceeds from sale and maturity of fixed maturity securities, available-for-sale	21,629	6,746
Payments for purchases of fixed maturity securities, available-for-sale	(9,408)	(13,910)
Payments for investments	(1,421)	(2,000)
Payments for purchases of equity securities	(306)	(1,593)
Restricted cash, MSA escrow deposits	29,718	(1,241)
Proceeds from sale of property, plant, and equipment	123	-
Issuance of note receivable	-	(6,500)
Repayment of note receivable	-	6,500
Net cash provided by (used in) investing activities	27,136	(30,805)

Standard Diversified Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(dollars in thousands)

	Year Ended December 31,
	2019	2018
Cash flows from financing activities:
Payments of 2018 first lien term loan	(8,000)	(6,000)
(Payments of) proceeds from 2018 second lien term loan	(40,000)	40,000
(Payments of) proceeds from 2018 revolving credit facility	(26,000)	26,000
Payments of Standard Outdoor promissory note	(1,502)	-
(Payments of) proceeds from Crystal term loan	(15,000)	14,039
Proceeds from GACP term loan	25,000	-
Proceeds from Convertible Senior Notes	172,500	-
Proceeds from 2018 first lien term loan	-	160,000
(Payments of) proceeds from 2017 second lien term loans, net	-	(55,000)
Payments of financing costs	(8,019)	(3,286)
(Payments of) proceeds from 2017 revolving credit facility, net	-	(8,000)
Payment to terminate acquired capital lease	-	(170)
(Payments of) proceeds from 2017 first lien term loan	-	(140,613)
Turning Point exercise of stock options	738	833
Turning Point payments for call options	(20,528)	-
Turning Point redemption of stock options	(12)	(623)
Turning Point surrender of stock options	(84)	-
Turning Point dividend to noncontrolling interests	(1,759)	(1,137)
Proceeds from issuance of SDI stock	-	6,810
Repurchase of SDI common shares	(4,310)	(631)
Payments of Vapor Beast Note Payable and Vapor Shark loans	-	(2,000)
Proceeds from release of restricted funds	-	1,107
Share repurchase for tax withholdings on vesting of restricted stock	(336)	-
Net cash provided by financing activities	72,688	31,329

Net increase in cash	120,984	634

Cash, beginning of period
Unrestricted	21,201	18,219
Restricted	2,356	4,704
Total cash at beginning of period	23,557	22,923

Cash, end of period
Unrestricted	112,467	21,201
Restricted	32,074	2,356
Total cash at end of period	$144,541	$23,557

Standard Diversified Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(dollars in thousands)

	Year Ended December 31,
Supplemental disclosures of cash flow information:	2019	2018
Cash paid during the period for interest	$14,047	$15,664
Cash paid during the period for income taxes, net	$11,332	$3,215

Supplemental schedule of noncash investing activities:
Turning Point investment in General Wireless	$-	$421

Supplemental schedule of noncash financing activities:
SDI shares withheld on restricted stock vesting to cover income taxes	$117	$216
Unsettled SDI share repurchases included in accounts payable	$-	$809
Turning Point dividend to noncontrolling interests declared not paid	$481	$454
Issuance of SDI and Turning Point shares in acquisition	$5,792	$5,792
Issuance of promissory notes in asset purchases	$8,810	$8,810

The accompanying notes are an integral part of the consolidated financial statements.

Standard Diversified Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in thousands, except where designated and per share data)

Note 1.  Organization and Description of Business

The accompanying consolidated financial statements include the results of operations of Standard Diversified Inc. (“SDI”), a holding company, and its consolidated subsidiaries (collectively, the “Company”). SDI (f/k/a Standard Diversified Opportunities Inc., Special Diversified Opportunities Inc., and Strategic Diagnostics Inc.) was incorporated in the State of Delaware in 1990, and, until 2013, engaged in bio-services and industrial bio-detection (collectively, the “Life Sciences Business”). On July 12, 2013, SDI sold substantially all of its rights, title and interest in substantially all of its non-cash assets related to the Life Sciences Business and became a “shell company,” as such term is defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended.

On June 1, 2017, SDI consummated a Contribution and Exchange Transaction (the “Contribution and Exchange”) to acquire a 52.1% controlling interest in Turning Point Brands, Inc. (“Turning Point”). The transaction was accounted for as a recapitalization or reverse acquisition. Turning Point was the accounting acquirer for financial reporting purposes, notwithstanding the legal form of the transaction. As of December 31, 2019, SDI has a 50.0% ownership interest in Turning Point.

On November 18, 2019, the Company announced that it intends to pursue a merger with Turning Point (the “Merger”). Pursuant to the Merger, which would be a statutory merger implemented via Delaware law and which is intended to constitute a tax-free “downstream reorganization” for U.S. federal income tax purposes, the Company would be merged with and into a wholly owned subsidiary of Turning Point with Turning Point as the survivor of the Merger. Pursuant to the Merger, holders of the Company’s common stock would receive, in return for their Company common stock, shares of the common stock of Turning Point. The details and timing of the proposed merger have not yet been determined, and there can be no assurance that any definitive agreement will be executed or that any transaction will be approved or consummated.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

SDI is a holding company and its consolidated financial statements include Turning Point and its subsidiaries, Pillar General Inc. (“Pillar General”) and its subsidiaries, and Standard Outdoor LLC (“Standard Outdoor”) and its subsidiaries.

Turning Point is also a holding company which owns North Atlantic Trading Company, Inc. (“NATC”), and its subsidiaries and Turning Point Brands, LLC (“TPLLC”), and its subsidiaries and Turning Point Brands (Canada), Inc. (“TPBC”). Except where the context indicates otherwise, references to Turning Point include Turning Point; NATC and its subsidiaries National Tobacco Company, L.P. (“NTC”), National Tobacco Finance, LLC (“NTFLLC”), North Atlantic Operating Company, Inc. (“NAOC”), North Atlantic Cigarette Company, Inc. (“NACC”), and RBJ Sales, Inc. (“RBJ”); and TPLLC and its subsidiaries Intrepid Brands, LLC (“Intrepid”), TPB Beast, LLC (“VaporBeast”), TPB Shark, LLC, and its subsidiaries (collectively, “Vapor Shark”), TPB International, LLC and its subsidiaries (collectively, “IVG”), and Nu-X Ventures LLC (“Nu-X”).

Pillar General, a wholly-owned subsidiary of the Company as of January 2, 2018, owns 100% of Interboro Holdings which is a holding company and includes the accounts of its wholly-owned subsidiaries (collectively, “Interboro”) which consist of Interboro Management, Inc., Maidstone, formerly known as AutoOne Insurance Company and AIM Insurance Agency Inc. Maidstone is domiciled in the State of New York and was a property and casualty insurance company which provided automobile insurance. Maidstone was disposed of on February 13, 2020.

Standard Outdoor, a wholly-owned subsidiary of the Company, and its subsidiaries, consists of Standard Outdoor Southeast I LLC, Standard Outdoor Southeast II LLC and Standard Outdoor Southwest LLC. Standard Outdoor is an out-of-home advertising business with billboard structures located in Texas, Alabama, Georgia and Florida.

The consolidated financial statements include the accounts of the Company, its subsidiaries, all of which are wholly owned. All significant intercompany transactions have been eliminated.

Certain prior years’ amounts have been reclassified to conform to the current year’s presentation. The changes did not have an impact on the Company’s consolidated results of operations or cash flows in any of the periods presented.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company’s significant estimates include but are not limited to those affecting the valuation of goodwill and other intangible assets, the adequacy of the Company’s insurance reserves, assumptions used in determining pension and postretirement benefit obligations, deferred income tax valuation allowances and the valuation of inventory, including reserves. Actual results could differ from those estimates.

Noncontrolling Interests

These consolidated financial statements reflect the application of Accounting Standards Codification (“ASC”) Topic 810, Consolidations, which establishes accounting and reporting standards that require: (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within shareholder’s equity, but separate from the parent’s equity; (ii) the amount of consolidated net (loss) income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statements of (loss) income; and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently.

SDI acquired a 52.1% interest in Turning Point on June 1, 2017 through the Contribution and Exchange. Amounts pertaining to the noncontrolling ownership interest held by third parties in the financial position and operating results of the Company are reported as noncontrolling interests in the accompanying consolidated financial statements.

Revenue Recognition

The Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP, on January 1, 2018.

Turning Point

Turning Point recognizes revenues, which includes excise taxes and shipping and handling charges billed to customers, net of cash discounts for prompt payment, sales returns and sales incentives, upon delivery of goods to the customer—at which time Turning Point’s performance obligation is satisfied—at an amount that Turning Point expects to be entitled to in exchange for those goods in accordance with the five-step analysis outlined in Topic 606: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied. Turning Point excludes from the transaction price, sales taxes and value-added taxes imposed at the time of sale (which do not include excise taxes on smokeless tobacco, cigars, or vaping products billed to customers).

Turning Point records an allowance for sales returns, based principally on historical volume and return rates, which is included in accrued liabilities on the consolidated balance sheets. Turning Point records sales incentives, which consist of consumer incentives and trade promotion activities, as a reduction in revenues (a portion of which is based on amounts estimated as being due to wholesalers, retailers and consumers at the end of the period) based principally on historical volume and utilization rates. Expected payments for sales incentives are included in accrued liabilities on the consolidated balance sheets.

A further requirement of ASU 2014-09 is for entities to disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Turning Point management views business performance through segments that closely resemble the performance of major product lines. Thus, the primary and most useful disaggregation of Turning Point’s contract revenue for decision making purposes is the disaggregation by segment which can be found in Note 25, “Segment Information.” An additional disaggregation of contract revenue by sales channel can be found within Note 25 as well.

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

Maidstone

Maidstone recognizes revenues from insurance contracts, including premiums and fees, under the guidance in ASC 944, Financial Services-Insurance Premiums. Maidstone’s premiums, which are recorded at the policy inception, are earned pro rata over the period for which the coverage is provided, generally six months for auto policies. Unearned premiums represent the portion of premiums written that are applicable to the unexpired terms of policies in force. Premiums ceded to other companies pursuant to reinsurance agreements have been reported as a reduction to premiums earned. Take-out fees are received by Maidstone in the form of credits when it writes business from the state assigned pool. These credits can be used by Maidstone to reduce the amount of business it writes from the assigned pool in the future or they can be sold to third-party insurance companies for them to reduce their exposure to the assigned risk pool. Maidstone collects other miscellaneous fees such as installment and late fees. Broker fee income is received from non-affiliated insurance companies for which Maidstone’s management acts as an agent to sell their state mandated obligations for assigned risks. These fees are shown as other income in the consolidated statements of (loss) income.

Shipping Costs

The Company records shipping costs incurred as a component of selling, general and administrative expenses. Shipping costs incurred were approximately $18.1 million and $15.1 million for the years ended December 31, 2019 and 2018, respectively.

Research and Development and Quality Assurance Costs

Research and development and quality assurance costs are expensed as incurred. These expenses, classified as selling, general and administrative expenses, were approximately $2.5 million for the years ended December 31, 2019 and 2018.

Cash and Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents.

Inventories

Cost is determined using the last-in, first-out (“LIFO”) method for approximately 49.4% of the inventories and first-in, first-out (“FIFO”) for the remaining inventories as of December 31, 2019. Inventories that are measured using the LIFO method are stated at the lower of cost or market. Inventories that are measured using the FIFO method are stated at the lower of cost or net realizable value. Leaf tobacco is presented in current assets in accordance with standard industry practice, notwithstanding the fact that such tobaccos are carried longer than one year for the purpose of curing.

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

Goodwill and Other Intangible Assets

The Company follows the provisions of ASC 350, Intangibles – Goodwill and Other in accounting for goodwill and other intangible assets. Goodwill and indefinite-lived intangible assets are reviewed for impairment annually on December 31, or more frequently if certain indicators are present, in accordance with ASC 350-20-35 and ASC 350-30-35, respectively. If the carrying value of a reporting unit including goodwill exceeds its fair value, which is determined using the discounted cash flows, goodwill is considered impaired. The amount of impairment loss is measured as the difference between the carrying value and the fair value of the reporting unit, but is limited to the total goodwill allocated to the reporting unit. If the carrying value of an indefinite-life intangible asset exceeds its fair value, which is determined using discontinued cash flows or relief-from-royalty, the intangible asset is considered impaired and is reduced to fair value.  For goodwill, the determination of a reporting unit’s fair value involves, among other things, the Company’s market capitalization and application of the income approach, which includes developing forecasts of future cash flows and determining an appropriate discount rate.

During the year ended December 31, 2019, the Company recorded impairment charges of $0.8 million and $2.0 million related to the full impairment of the goodwill and intangible asset balances, respectively, in its Insurance segment. This impairment was a result of changes in the future plans for the Insurance segment and certain other factors impacting recoverability. As a result, there were no goodwill or intangible asset balances remaining in the Company’s Insurance segment as of December 31, 2019.

Based on Turning Point’s annual goodwill impairment testing, the estimated fair values of each of its reporting units were in excess of the respective carrying values at December 31, 2019. Turning Point had no such impairment of goodwill or other intangible assets during the year ended December 31, 2019. However, there could be an impairment of the goodwill of Turning Point’s NewGen reporting unit if future revenues do not achieve the expected future cash flows or if macroeconomic conditions result in a future increase in the weighted average cost of capital used to estimate fair value. See Note 11, “Goodwill and Other Intangible Assets” for further details regarding the Company’s goodwill and other intangible assets as of December 31, 2019.

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

Derivative Instruments

Foreign Currency Forward Contracts: Turning Point enters into foreign currency forward contracts to hedge a portion of its exposure to changes in foreign currency exchange rates on inventory purchase commitments. The Company accounts for its forward contracts under the provisions of ASC 815, Derivatives and Hedging. Under Turning Point’s policy, the Turning Point may hedge up to 100% of its anticipated purchases of inventory in the denominated invoice currency over a forward period not to exceed twelve months. The Company may also, from time to time, hedge up to ninety percent of its non-inventory purchases in the denominated invoice currency. Forward contracts that qualify as hedges are adjusted to their fair value through other comprehensive (loss) income as determined by market prices on the measurement date, except any hedge ineffectiveness which is recognized currently in income. Gains and losses on these forward contracts are transferred from other comprehensive (loss) income into net income as the related inventories are received. Changes in fair value of any contracts that do not qualify for hedge accounting or are not designated as hedges are recognized currently in income.

Interest Rate Swap Agreements: Turning Point enters into interest rate swap contracts to manage interest rate risk and reduce the volatility of future cash flows. Turning Point accounts for its interest rate swap contracts under the provisions of ASC 815, Derivatives and Hedging. Swap contracts that qualify as hedges are adjusted to their fair value through other comprehensive (loss) income as determined by market prices on the measurement date, except any hedge ineffectiveness which is recognized currently in income. Gains and losses on these swap contracts are transferred from other comprehensive (loss) income into net income upon settlement of the derivative position or at maturity of the interest rate swap contract. Changes in fair value of any contracts that do not qualify for hedge accounting or are not designated as hedges are recognized currently in income.

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

Deferred Financing Costs

Deferred financing costs are amortized over the terms of the related debt obligations using the effective interest method. Unamortized amounts are expensed upon extinguishment of the related borrowings. Deferred financing costs are presented as a direct deduction from the carrying amount of that debt liability except for deferred financing costs relating to Turning Point’s revolving credit facility, which are presented as an asset.

Advertising and Promotion

Advertising and promotion costs, including point of sale materials, are expensed as incurred and amounted to $12.0 million and $5.6 million for the years ending December 31, 2019 and 2018, respectively.

Risks and Uncertainties

Manufacturers and sellers of tobacco products are subject to regulation at the federal, state, and local levels. Such regulations include, among others, labeling requirements, limitations on advertising, and prohibition of sales to minors. The tobacco industry is likely to continue to be heavily regulated. There can be no assurance as to the ultimate content, timing, or effect of any regulation of tobacco products by any federal, state, or local legislative or regulatory body, nor can there be any assurance that any such legislation or regulation would not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. Recently, several state governors have reacted to perceived issues around nicotine vapor products by unilaterally, without regard to the legislative process, proclaiming bans on vapor products, particularly those that are flavored. Many of these executive actions have been challenged and temporarily restrained, but no assurance can be given that such state or local flavor bans will not be enacted or ultimately upheld. Depending on the number and location of such bans, such executive actions and legislation could have a material adverse effect on Turning Point’s financial position, results of operations or cash flows. Food and Drug Administration (“FDA”) continues to consider various restrictive regulations around Turning Point’s products, including targeted flavor bans; however, the details, timing, and ultimate implementation of such measures remain unclear.

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

Master Settlement Agreement: Forty-six states, certain U.S. territories, and the District of Columbia are parties to the Master Settlement Agreement (“MSA”) and the Smokeless Tobacco Master Settlement Agreement (“STMSA”). To Turning Point’s knowledge, signatories to the MSA include 49 cigarette manufacturers and/or distributors.  The only signatory to the STMSA is US Smokeless Tobacco Company. In Turning Point’s opinion, the fundamental basis for each agreement is the states’ consents to withdraw all claims for monetary, equitable, and injunctive relief against certain tobacco products manufacturers and others and, in return, the signatories have agreed to certain marketing restrictions and regulations as well as certain payment obligations.

Pursuant to the MSA and subsequent states’ statutes, a “cigarette manufacturer” (which is defined to also include MYO cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding, and maintaining an escrow account, with sub-accounts on behalf of each settling state. The STMSA has no similar provisions. The MSA escrow accounts are governed by states’ statutes that expressly give the manufacturers the option of opening, funding, and maintaining an escrow account in lieu of becoming a signatory to the MSA. The statutes require companies who are not signatories to the MSA to deposit, on an annual basis, into qualified banks, escrow funds based on the number of cigarettes or cigarette equivalents, i.e., the pounds of MYO tobacco, sold. The purpose of these statutes is expressly stated to be to eliminate the cost disadvantage the settling manufacturers have as a result of entering into the MSA. Such companies are entitled to direct the investment of the escrowed funds and withdraw any appreciation, but cannot withdraw the principal for twenty-five years from the year of each annual deposit, except to withdraw funds deposited pursuant to an individual state’s escrow statute to pay a final judgment to that state’s plaintiffs in the event of such a final judgment against Turning Point. Either option – becoming an MSA signatory or establishing an escrow account – is permissible.

Turning Point chose to open and fund an MSA escrow account as its means of compliance. It is management’s opinion, due to the possibility of future federal or state regulations, though none have to date been enacted, that entering into one or both of the settlement agreements or establishing and maintaining an escrow account would not necessarily prevent future regulations from having a material adverse effect on the results of operations, financial position, and cash flows of Turning Point.

Various states have enacted or proposed complementary legislation intended to curb the activity of certain manufacturers and importers of cigarettes that are selling into MSA states without signing the MSA or who have failed to properly establish and fund a qualifying escrow account. To the best of Turning Point’s knowledge, no such statute has been enacted which could inadvertently and negatively impact Turning Point, which has been, and is currently, fully compliant with all applicable laws, regulations, and statutes. However, there can be no assurance that the enactment of any such complementary legislation in the future will not have a material adverse effect on the results of operations, financial position, or cash flows of Turning Point.

Pursuant to the MSA escrow account statutes, in order to be compliant with the MSA escrow requirements, companies selling products covered by the MSA are required to deposit such funds for each calendar year into a qualifying escrow account by April 15 of the following year. At December 31, 2019, Turning Point had on deposit approximately $32.1 million, the fair value of which was approximately $32.1 million. Inputs to the valuation methodology of the MSA escrow deposits when funds are invested include unadjusted quoted prices for identical assets or liabilities in active markets at the measurement date. During 2019 no monies were deposited into this qualifying escrow account. The investment vehicles available to Turning Point are specified in the state escrow agreements and are limited to low-risk government securities.

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

Turning Point has chosen to invest a portion of the MSA escrow, from time to time, in U.S. Government securities including TIPS, Treasury Notes, and Treasury Bonds.  These investments are classified as available-for-sale and carried at fair value. Realized losses are prohibited under the MSA; thus, any investment in an unrealized loss position will be held until the value is recovered, or until maturity. The following shows the fair value of the MSA escrow account:

	December 31,
	2019	2018
(In thousands)	Cost and Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents	$32,074	$2,361	$-	$-	$2,361
Fair value level 2: U.S. Governmental agency obligations (unrealized gain position < 12 months)	-	1,193	9	-	1,202
Fair value level 2: U.S. Governmental agency obligations (unrealized loss position < 12 months)	-	1,000	-	(3)	997
Fair value level 2: U.S. Governmental agency obligations (unrealized loss position > 12 months)	-	27,519	-	(1,529)	25,990
Total	$32,074	$32,073	$9	$(1,532)	$30,550

Fair value for the U.S. Governmental agency obligations are Level 2. The following schedule shows the maturities of the U.S. Governmental agency obligations as of:

(In thousands)	December 31, 2018
Less than one year	$1,499
One to five years	13,591
five to ten years	11,152
Greater than ten years	3,470
Total	$29,712

The following shows the amount of deposits by sales year for the MSA escrow account:

(Dollar amounts in thousands) Sales Year	Deposits as of December 31,
	2019	2018
1999	$211	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,714	3,714
2005	4,553	4,552
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,619	1,619
2010	406	406
2011	193	193
2012	199	199
2013	173	173
2014	143	143
2015	101	101
2016	91	91
2017	83	83
Total	$32,074	$32,073

Federal Excise Taxes: Tobacco products, cigarette papers, and cigarette tubes are subject to federal excise taxes. The following table outlines the federal excise tax rate by product category effective as of April 1, 2009:

Product Category	Cigarette and Tobacco Rates effective April 1, 2019
Cigarettes	$1.0066 per pack
Large Cigars	52.75% of manufacturer’s price; cap of $0.4026 per cigar
Little Cigars	$1.0066 per pack
Pip Tobacco (including Shisha)	$2.8311 per pound
Chewing Tobacco	$0.5033 per pound
Snuff	$1.51 per pound
RYO/MYO and Cigar Wrappers	$24.78 per pound
Cigarette Papers	$0.0315 per 50 papers
Cigarette Tubes	$0.063 per 50 tubes

Any future enactment of increases in federal excise taxes on Turning Point’s products could have a material adverse effect on the results of operations or financial condition of the Company. The Company is unable to predict the likelihood of passage of future increases in federal excise taxes. As of December 31, 2019, federal excise taxes are not assessed on e-cigarettes and related products.

As of December 31, 2019, nearly half of the states and certain localities impose excise taxes on electronic cigarettes and/or liquid vapor. In addition, there are several local taxing jurisdictions with an excise tax on e-cigarettes. Several states have also implemented additional measures on e-cigarettes, such as licensing requirements.

Food and Drug Administration: On June 22, 2009, the Family Smoking Prevention and Tobacco Control Act (“FSPTCA”) authorized the FDA to immediately regulate the manufacture, sale, and marketing of four categories of tobacco products – cigarettes, cigarette tobacco, roll-your-own tobacco, and smokeless tobacco. On August 8, 2016, the FDA deeming regulation became effective. The deeming regulation gave the FDA the authority to additionally regulate cigars, pipe tobacco, e-cigarettes, vaporizers, and e-liquids as “deemed” tobacco products under the FSPTCA.

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

Under the deeming regulations, the FDA has responsibility for conducting premarket review of “new tobacco products”—defined as those products not commercially marketed in the United States as of February 15, 2007. There are three pathways for obtaining premarket authorization, including submission of a premarket tobacco product application (“PMTA”).

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

On March 27, 2018, several public health organizations filed a lawsuit (the “Maryland Lawsuit”) challenging the August 2017 Guidance.  The plaintiffs asserted, among other arguments, that the modification to the deeming regulations included in the August 2017 Guidance conflicts with the TCA and exceeds FDA’s statutory authority. The plaintiffs also expressed concern that the August 2017 Guidance allows vapor products to remain marketed for a significant period of time without required premarket review.

The court found in favor of the plaintiffs in May 2019 and vacated the August 2017 Guidance. On July 12, 2019, the court issued its remedy order (the “Remedy Order”). Specifically, the court ordered that: (1) for all deemed new tobacco products, marketers must file applications within 10 months of the Remedy Order to continue marketing such products; (2) such a product may remain on the market pending FDA review of a timely filed application for a period not to exceed one year from the date of the application’s submission; (3) in its discretion, the FDA may enforce the premarket review requirements against such products for which marketers do not file applications within 10 months; and (4) the FDA will have the ability to exempt deemed new tobacco products from these application submission requirements for good cause, on a case-by-case basis. On October 24, 2019, FDA filed a Notice of Appeal from the Remedy Order and other actions adverse to FDA. The court-ordered modification to the compliance policy remains subject to change as a result of potential appeals or litigation brought or pending in other venues.

Currently, the deadline to submit an application and to continue marketing a deemed new product remains May 12, 2020. In January, the FDA indicated it intended to maintain this deadline irrespective of the outcome of the pending appeal in the Maryland Lawsuit.

On September 11, 2019, President Donald Trump and the Department of Health and Human Services Secretary, Alex Azar, indicated FDA would adopt a regulatory policy restricting all flavors in vapor products. In January 2020, FDA issued a Guidance document (the “January 2020 Guidance”) that stated it would be prioritizing enforcement of several categories of electronic nicotine delivery system (“ENDS”) products: (1) flavored, cartridge-based ENDS products (other than tobacco- or menthol-flavored ENDS products; (2) ENDS products for which the manufacturer has failed to take (or is failing to take) adequate measures to prevent minors’ access; (3) ENDS products targeted to minors or whose marketing is likely to promote the use of ENDS by minors; and (4) ENDS products offered for sale after May 12, 2020, for which the manufacturer has not submitted a premarket application. The policy outlined several factors the agency would consider in its enforcement of flavored cigars going forward but did not restrict those products as it had considered in the March 2019 Guidance proposal. The agency’s policy on these and other regulated products may change or expand over time in ways not yet known; however, such a policy could significantly impact Turning Point’s products and its plans for PMTA filings.

As a result of the Remedy Order and subsequent January 2020 Guidance, Turning Point would not be permitted to continue marketing its existing line of vapor products that the FDA regulates as tobacco products past May 12, 2020, unless Turning Point files an application for each such product by that date. Turning Point expects to be able to make appropriate PMTA applications by the deadlines and to supplement and complete the applications within FDA’s discretionary timeline. A successful PMTA must demonstrate that the subject product is “appropriate for the protection of public health,” taking into account the effect of the marketing of the product on all sub-populations. On September 25, 2019, FDA published a proposed rule outlining certain required elements of PMTA filings. This rule is not yet final, and its requirements may shift before being finalized. Turning Point believes it has products that meet the requisite standard and that Turning Point will be able to efficiently produce satisfactory PMTA filings. However, there is no assurance that the FDA’s guidance or ultimate regulation will not change, the Remedy Order will not be altered or that unforeseen circumstances will not arise that prevent Turning Point from filing applications or otherwise increase the amount of time and money Turning Point is required to spend to successfully file all necessary PMTAs. Even if Turning Point successfully files all of its PMTAs in a timely manner, no assurance can be given that the applications will ultimately be successful. Given the shorter time frame mandated by the Remedy Order, which if not amended or successfully appealed, may result in the prioritization of meeting requisite deadlines by selecting high priority SKUs in Turning Point’s inventory position, and future revenues may be adversely impacted.

In addition, Turning Point currently distributes many third-party manufactured vapor products for which Turning Point will be completely dependent on the manufacturer complying with the premarket filing requirements. There can be no assurances that some products that we currently distribute will be able to be sold to end consumers after May 2020. While Turning Point will take measures to pursue regulatory compliance for its own privately-branded or proprietary vape products that compete with these third-party products, there is no assurance that such proprietary products would be as successful in the marketplace or can fully displace third-party products that are currently being distributed by Turning Point, which could adversely affect the Company’s results of operations and liquidity.

Consumer Product Safety Commission (“CPSC”): On July 26, 2016, the CPSC began requiring that e-liquid containers be packaged in child-resistant packaging, as outlined in the Poison Prevention Packaging Act. Turning Point may not able to predict whether additional packaging requirements will be necessary for its e-liquid products in the future.

Stock-Based Compensation

The Company measures stock-based compensation costs related to its stock options on the fair value based method under the provisions of ASC 718, Compensation – Stock Compensation. The fair value based method requires compensation cost for stock options to be recognized over the requisite service period based on the fair value of stock options granted. The Company determined the fair value of these awards using the Black-Scholes option pricing model.

Additionally, Turning Point grants performance-based restricted stock units (“PRSU”) subject to both performance-based and service-based vesting conditions. The fair value of each PRSU is Turning Point’s stock price on the date of grant. For purposes of recognizing compensation expense as services are rendered in accordance with ASC 718, Turning Point assumes all employees involved in the PRSU grant will provide service through the end of the performance period. Stock compensation expense is recorded based on the probability of achievement of the performance conditions specified in the PRSU grant.

Fixed Maturity Securities

Investments in fixed maturity securities including bonds, loan-backed and structured securities are classified as available-for-sale and reported at fair value. Significant changes in prevailing interest rates and other economic conditions may adversely affect the timing and amount of cash flows on fixed income investments, as well as their related fair values. Fixed maturities are recorded on a trade date basis. Amortization of bond premium and accretion of bond discount are calculated using the scientific method. Changes in fair values of these securities, after deferred income tax effects, are reflected as unrealized gains or losses in accumulated other comprehensive (loss) income. Realized gains and losses from the sale of investments are calculated as of the trade date in the consolidated statements of (loss) income and comprehensive (loss) income and are based upon the specific identification of securities sold. Investment income consists of interest and is reported net of investment expenses. Prepayment assumptions are considered when determining the amortization of discount or premium for loan-backed and structured securities.

An investment is considered impaired when the fair value of the investment is less than its cost or amortized cost. When an investment is impaired, the Company must decide as to whether the impairment is other than temporary (“OTTI”).

With respect to an investment in an impaired fixed maturity security, OTTI occurs if the Company (a) intends to sell the fixed maturity security, (b) more likely than not will be required to sell the fixed maturity security before its anticipated recovery, or (c) it is probable that the Company will be unable to collect all amounts due to the recovery of the entire cost basis of the security. The Company conducts a periodic review to identify and evaluate securities having OTTI, which include the above factors as well as the following: (1) the likelihood of the recoverability of principal and interest for fixed maturity securities (i.e., whether there is a credit loss); (2) the length of time and extent to which the fair value has been less than amortized cost for fixed maturity securities; and (3) the financial condition, near term and long-term prospects for the issuer, including the relevant industry conditions and trends, and implications of rating agency actions and offering prices. If the Company intends to sell the fixed maturity security, or will more likely than not be required to sell the fixed maturity security before the anticipated recovery, a loss in the entire amount of the impairment is reflected in net investment gains (losses) in net income (loss). If the Company determines that it is probable it will be unable to collect all amounts and the Company has no intent to sell the fixed maturity security, a credit loss is recognized in net investment gains (losses)  in net income (loss) to the extent that the present value of expected cash flows is less than the amortized cost basis; any difference between fair value and the new amortized cost basis (net of the credit loss) is reflected in other comprehensive (loss) income, net of applicable income taxes.

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

Equity Securities

The Company’s equity investments are carried at fair value with changes in fair value recognized in income. Unrealized gains and losses on equity securities are recorded in the consolidated statements of (loss) income. The Company had net unrealized gains on equity securities of $0.1 million, which were included in net investment income on the Company’s consolidated statements of (loss) income for the year ended December 31, 2019. For the year ended December 31, 2018, the Company had net unrealized holding losses on equity securities of $0.1 million, which were included in net investment income on the Company’s consolidated statements of (loss) income.

Deferred Policy Acquisition Costs

Policy acquisition costs, which vary with and are directly related to the production of successful new business, are deferred. The costs deferred consist principally of commissions and policy issuance costs and are amortized into expense as the related premiums are earned. The activity of the deferred policy acquisition costs (“DAC”) accounts was as follows:

(In thousands)	For the year ended December 31, 2019	For the period ended December 31, 2018
DAC asset at beginning of period	$2,279	$-
Deferred expenses	3,068	5,097
Amortized expenses	(4,354)	(2,818)
DAC asset at end of period	$993	$2,279

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

Premiums Receivable

Premiums and agents’ balances in the course of collection are reported at the amount management expects to collect from outstanding balances. Past due amounts are determined based on contractual terms. Maidstone provides an allowance for doubtful accounts based upon review of outstanding receivables and historical collection information Maidstone recorded an allowance for doubtful accounts of less than $30,000 as of December 31, 2019 and 2018.

Investment Income Due and Accrued

Investment income consists of interest, which is recognized on an accrual basis. Due and accrued income is not recorded on fixed maturity securities in default and on delinquent fixed maturities where collection of interest is improbable. As of December 31, 2019, no investment income amounts were excluded from the Company balances.

Incurred Losses and Loss Adjustment Expenses

Incurred losses and loss adjustment expenses (“LAE”) are charged to operations as incurred. The liability for losses and LAE is based upon individual case estimates for reported claims and a factor for incurred but not reported (“IBNR”) claims. Losses, LAE and related liabilities are reported net of estimated salvage and subrogation. Inherent in the estimate of ultimate losses and LAE are expected trends in claim severity and frequency and other factors which may vary significantly as claims are settled; however, management believes that its aggregate provision for losses and LAE at December 31, 2019 is reasonable and adequate to meet the ultimate net cost of covered losses, but such provision is necessarily based on estimates and the ultimate net cost may vary significantly from such estimates. As adjustments to these estimates become necessary, such adjustments are reflected in current operations.

Insurance Company Assessments

Assessments from various state insurance departments are incurred by the insurance company in the normal course of business. Assessments based upon premium volumes are accrued during the year while non-premium assessments are expensed in the period they are reported to the insurance company. During the year ended December 31, 2019, the Company recorded $0.3 million in premium based assessments from New York State, which are recorded in other operating expenses in the consolidated statements of (loss) income. There were no significant assessments incurred during the year ended December 31, 2018.

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

Amounts recoverable from reinsurers are estimated and recognized in a manner consistent with the claims liabilities arising from reinsured policies and incurred but not reported losses. In entering into reinsurance agreements, management considers a variety of factors including the creditworthiness of reinsurers. In preparing consolidated financial statements, management makes estimates of amounts recoverable from reinsurers, which include consideration of amounts, if any, estimated to be uncollectible. As of December 31, 2019, no amounts were deemed to be uncollectible from reinsurers.

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

Concentrations of Credit Risk

At December 31, 2019 and 2018, the Company had bank deposits, including MSA escrow accounts, in excess of federally insured limits of approximately $134.3 million and $15.4 million, respectively. During 2019 and 2018, Turning Point invested a portion of the MSA escrow accounts in U.S. Government securities including TIPS, Treasury Notes, and Treasury Bonds.

The Company sells its products to distributors, retail establishments, and consumers throughout the United States and also sells Zig-Zag® premium cigarette papers in Canada and some smaller quantities in other countries. The Company had no customers that accounted for more than 10% of net sales for 2019 or 2018. The Company performs periodic credit evaluations of its customers and generally does not require collateral on trade receivables. Historically, the Company has not experienced significant credit losses.

Accounts Receivable

Accounts receivable are recognized at their net realizable value. All accounts receivable are trade related, recorded at the invoiced amount, and do not bear interest. The Company maintains allowances for doubtful accounts receivable for estimated uncollectible invoices resulting from a customer’s inability to pay (bankruptcy, out of business, etc., i.e. “bad debt” which results in write-offs). The activity of allowance for doubtful accounts was as follows:

	For the Year Ended December 31,
(In thousands)	2019	2018
Balance at beginning of period	$42	$17
Additions to allowance account during period	238	25
Deductions of allowance account during period	-	-
Balance at end of period	$280	$42

Recent Accounting Pronouncements Adopted

Effective January 1, 2019, the Company adopted ASU No. 2016-02, “Leases.” This ASU requires substantially all leases be recorded on the balance sheet as right of use assets and lease obligations. The Company adopted the ASU using a modified retrospective adoption method at January 1, 2019, as outlined in ASU No. 2018-11, “Leases - Targeted Improvements.” Under this method of adoption, there is no impact to the comparative consolidated statement of (loss) income and consolidated balance sheet. The Company determined that there was no cumulative-effect adjustment to beginning retained earnings on the consolidated balance sheet. The Company will continue to report periods prior to January 1, 2019 in its financial statements under prior guidance as outlined in ASC Topic 840, “Leases”. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed carry forward of historical lease classifications. Adoption of this standard did not materially impact the Company’s income before income taxes or the statement of cash flows. See Note 17, “Lease Commitments” for further details.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. This ASU applies to financial assets measured at amortized cost, including loans, held-to-maturity debt securities, net investments in leases, and trade accounts receivable as well as certain off-balance sheet credit exposures, such as loan commitments. The ASU replaces the current incurred loss impairment methodology with a methodology to reflect current expected credit losses and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. The guidance must be adopted using a modified retrospective transition method through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The ASU is effective for the Company beginning in the first quarter of 2020. The Company does not expect the ASU to have a significant impact to the Company’s financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies certain disclosure requirements on fair value measurements in ASC 820. This ASU is effective for interim and annual periods beginning after December 15, 2019 and early adoption is permitted. The new standard will become effective for the Company beginning with the first quarter 2020 and will not have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12 to simplify the accounting in ASC 740, Income Taxes. This guidance removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This ASU will be effective beginning in the first quarter of the Company’s fiscal year 2021. Early adoption is permitted. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The Company is currently evaluating the impact this ASU will have on the financial statements and related disclosures, as well as the timing of adoption.

Note 3. Acquisitions

Acquisitions by SDI

Maidstone

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

The transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the tangible and identifiable intangible assets acquired, and liabilities assumed were recorded at fair value as of the date of acquisition. The following table summarizes the fair values of the assets acquired and liabilities assumed as of the date of acquisition:

(In thousands)	At January 2, 2018 as reported (final)
Fixed maturities available for sale	$25,386
Cash and cash equivalents	12,795
Investment income due and accrued	203
Premiums receivable	7,158
Property, plant and equipment	408
Intangible assets	2,100
Other assets	615
Reserves for losses and loss adjustment expenses	(30,672)
Unearned premiums	(12,784)
Advance premium collected	(651)
Deferred tax liability	(420)
Other liabilities	(2,395)
Total net assets acquired	1,743
Consideration exchanged	2,500
Goodwill	$757

Standard Outdoor

On January 18, 2018, the Company, through Standard Outdoor, completed an asset acquisition consisting of 83 billboard structures located in Alabama, as well as the ground leases and advertising contracts relating to such billboard structures for consideration with a fair value of approximately $9.7 million, of which $4.0 million was paid in cash and the remainder is payable under a promissory note with a face value of $6.5 million, net of a fair value discount of $0.9 million. A principal payment of $1.0 million on the promissory note is payable January 1 of each year, beginning with a payment that was made on January 1, 2020 and ending January 1, 2022, with a $3.5 million final principal payment on January 1, 2023. The promissory note has a 5% fixed interest rate and interest is payable quarterly. The purchase price was primarily attributed to property, plant and equipment consisting of the billboard structures. In conjunction with the asset acquisition, the Company established an asset retirement obligation of $1.0 million.

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

Acquisitions by Turning Point

Solace Technologies

In July 2019, Turning Point purchased the assets of E-Vape 12, Inc and Solace Technologies LLC (“Solace”) for $9.4 million in total consideration, comprised of $7.7 million in cash, $1.1 million earn-out fair value, and $0.5 million holdback for 18 months, which was adjusted by $0.2 million for a working capital deficiency. The earn-out consists of 44,295 shares of Turning Point’s common stock to be issued to the former owners upon the achievement of certain annual milestones. Immediately following the acquisition, 88,582 performance based restricted stock units with a fair value of $4.62 million were issued to former owners who became employees. Solace is an innovative product development company that has grown from the creator of one of the leading vape juice brands in the industry into a leader of alternative ingredients product development. Turning Point intends to incorporate Solace’s innovative products as well as the legacy vapor products into its Nu-X development engine. As of December 31, 2019, Turning Point had not completed the accounting for the acquisition. The following purchase price and goodwill and other intangibles are based on the excess of the acquisition price over the estimated fair value of the tangible assets acquired and are based on management’s preliminary estimates:

(In thousands)	As of December 31, 2019 (preliminary)
Total consideration transferred	$9,405

Adjustments to consideration transferred:
Cash acquired	(45)
Working capital	(235)
Adjusted consideration transferred	9,125

Assets acquired:
Working capital (primarily AR and inventory)	1,132
Fixed assets and other long term assets	414
Intangible assets	1,352
Other liabilities	(209)
Net assets acquired	2,689

Goodwill	$6,436

The goodwill of $6.4 million consists of the synergies and scale expected from combining the operations and is currently deductible for tax purposes.

IVG

In September 2018, Turning Point acquired 100% of the equity interest of IVG for total consideration of $23.8 million satisfied through $14.5 million paid in cash, 153,079 shares of Turning Point’s common stock with a fair value of $5.3 million, and a $4.0 million note payable to IVG’s shareholders (“IVG Note”) which matures 18 months from the acquisition date, on March 5, 2020.  All principal and accrued and unpaid interest under the IVG Note is subject to indemnification obligations of the sellers pursuant to the International Vapor Group Stock Purchase Agreement dated as of September 5, 2018. Turning Point has tracked liabilities subject to indemnification obligations and believes that such obligations exceed $4 million. The Purchase Agreement provides a mechanism under which the parties either agree on the indemnity amount or litigate disputed amounts. The Purchase Agreement provides that the amount of the indemnity is to initially be determined as of March 5, 2020. Some of the liabilities are identified but not yet fixed, such as product liability expenses. The Purchase Agreement and related agreements include an additional $4.5 million of earnouts with both performance-based and service-based conditions payable to former IVG owners who became employees of Turning Point as a result of the acquisition. Such amounts will be considered compensation and are not a component of the IVG purchase price. The portion of earnout payments a recipient will receive will be calculated by reference to certain performance metrics not to exceed a two-year period as specified within the acquisition agreement. Turning Point recorded earnout expense of approximately $0.9 million and $1.5 million, respectively, within selling, general, and administrative expenses in the consolidated statements of (loss) income for the years ended December 31, 2019 and 2018, based on the probability of achieving the performance conditions.

IVG markets and sells a broad array of proprietary and third-party vapor products directly to adult consumers through an online platform under brand names such as VaporFi, South Beach Smoke, and Direct-Vapor. IVG operates company-owned stores under the VaporFi brand and also operates as a franchisor to franchisee-owned stores. The acquisition of IVG adds a significant business-to-consumer distribution platform to Turning Point’s NewGen portfolio.  Turning Point completed the accounting for the acquisition during the third quarter 2019. The following purchase price and goodwill are based on the excess of the acquisition price over the fair value of the tangible and intangible assets acquired:

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

(In thousands)	As of April 30, 2018 (final)
Total consideration transferred	$4,800

Assets acquired:
Working capital (primarily inventory)	2,500
Fixed assets	272
Intangible assets	256
Net assets acquired	3,028

Goodwill	$1,772

Upon finalization of the acquisition accounting during the second quarter 2019, $1.8 million was transferred between intangible assets and goodwill. The goodwill of $1.8 million is related to the expected increased retail presence in geographic regions not previously served by the Company and is currently deductible for tax purposes.

Note 4. Derivative Instruments

Foreign Currency

The Company’s policy is to manage the risks associated with foreign exchange rate movements. The policy allows hedging up to 100% of its anticipated purchases of inventory over a forward period that will not exceed 12 rolling and consecutive months. The Company may, from time to time, hedge currency for non-inventory purchases, e.g., production equipment, not to exceed 90% of the purchase price. The Company did not execute any forward contracts during 2019. During 2018 the Company executed various forward contracts, none of which met hedge accounting requirements, for the purchase of €14.5 million with maturity dates ranging from March 2018 to January 2019. At December 31, 2019 and 2018, the Company had forward contracts for the purchase of €0.0 million and €1.5 million, respectively.

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

Note 5.  Investments

Debt Securities

The Company currently classifies all of its investments in fixed maturity debt securities held by Maidstone as available-for-sale and, accordingly, they are carried at estimated fair value. The amortized cost, gross unrealized gains and losses, and fair value of investments in fixed maturity securities are as follows as of:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
U.S. Treasury and U.S. Government	$11,253	$30	$-	$11,283
U.S. Tax-exempt municipal	2,508	76	-	2,584
Corporate	3,907	82	-	3,989
Mortgage and asset-backed securities	3,760	64	-	3,824
Total Fixed Maturity Securities	$21,428	$252	$-	$21,680

December 31, 2018
U.S. Treasury and U.S. Government	$4,338	$-	$(34)	$4,304
U.S. Tax-exempt municipal	4,645	4	(25)	4,624
Corporate	14,858	16	(193)	14,681
Mortgage and asset-backed securities	8,633	10	(120)	8,523
Total Fixed Maturity Securities	$32,474	$30	$(372)	$32,132

Amortized cost and fair value of fixed maturity securities at December 31, 2019 and 2018 by contractual maturity are shown below. The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2019		December 31, 2018
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,695	$3,698	$748	$745
Due after one year through five years	12,600	12,720	13,719	13,600
Due after five years through ten years	1,488	1,553	9,027	8,917
Due after ten years	-	-	347	347
Mortgage and asset-backed securities	3,645	3,709	8,633	8,523
Total	$21,428	$21,680	$32,474	$32,132

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

Fixed maturity securities that were in an unrealized loss position and the length of time that such securities have been in an unrealized loss position, as measured by their prior 12-month fair values, are as follows as of:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2019
Bonds:
U.S. Treasury and U.S. Government	$3,698	$(386)	$-	$-	$3,698	$(386)
Mortgage and asset-backed securities	-	-	59	(32)	59	(32)
Total fixed maturities available for sale	$3,698	$(386)	$59	$(32)	$3,757	$(418)

December 31, 2018
Bonds:
U.S. Treasury and U.S. Government	$4,304	$(34)	$-	$-	$4,304	$(34)
U.S. Tax-exempt municipal	4,285	(25)	-	-	4,285	(25)
Corporate bonds	10,306	(193)	-	-	10,306	(193)
Mortgage and asset-backed securities	6,717	(120)	-	-	6,717	(120)
Total fixed maturities available for sale	$25,612	$(372)	$-	$-	$25,612	$(372)

The Company has evaluated the unrealized losses on the fixed maturity securities and determined that they are not attributable to credit risk factors. For fixed maturity securities, losses in fair value are viewed as temporary if the fixed maturity security can be held to maturity and it is reasonable to assume that the issuer will be able to service the debt, both as to principal and interest. The Company did not recognize OTTI losses during the year ended December 31, 2019 or for the period ended December 31, 2018.

Equity Securities

The Company’s equity investments are carried at fair value with changes in fair value recognized in income.

Net investment income

The components of net investment income for the year ended December 31, 2019 and for the period ended December 31, 2018 are as follows:

(In thousands)	For the Year Ended December 31, 2019	For the period from January 2, 2018 to December 31, 2018
Investment income:
Bonds	$777	$699
Common stocks	51	16
Preferred stocks	45	18
Cash and cash equivalents	100	138
Other asset investments	27	72
Total investment income	1,000	943
Less: Investment expenses	(65)	(92)
Net investment income	$935	$851

For the year ended December 31, 2019, Maidstone realized $0.4 million of capital gains and less than $20,000 of capital losses. For the period from January 2, 2018 to December 31, 2018, Maidstone realized less than $10,000 in capital gains and capital losses.

Fair value disclosures

The following tables show how Maidstone’s investments are categorized in the fair value hierarchy as of:

(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2019
Common stock	$255	$-	$-	$255
Preferred stocks	-	820	-	820
Total equities:	$255	$820	$-	$1,075
Fixed maturities:
U.S. treasury and U.S. government	$11,283	$-	$-	$11,283
U.S. tax-exempt municipal	-	2,584	-	2,584
Corporate	-	3,989	-	3,989
Mortgage and asset-backed securities	-	3,824	-	3,824
Total fixed maturities	$11,283	$10,397	$-	$21,680

December 31, 2018
Common stock	$227	$-	$-	$227
Preferred stocks	-	466	-	466
Total equities:	$227	$466	$-	$693
Fixed maturities:
U.S. treasury and U.S. government	$4,304	$-	$-	$4,304
U.S. tax-exempt municipal	-	4,624	-	4,624
Corporate	-	14,681	-	14,681
Mortgage and asset-backed securities	-	8,523	-	8,523
Total fixed maturities	$4,304	$27,828	$-	$32,132

There were no transfers between levels during the year ended December 31, 2019 or for the period ended December 31, 2018.

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

Restricted Assets

The Company is required to maintain assets on deposit, which primarily consist of cash or fixed maturities, with various regulatory authorities to support its insurance operations. The Company’s insurance subsidiaries maintain assets in trust accounts as collateral for or guarantees for letters of credit to third parties. As of December 31, 2019 and 2018, the carrying value of deposits the Company had on deposit with U.S. regulatory authorities was $2.8 million.

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

Cash and Cash Equivalents

The Company used Level 1 inputs to determine the fair value of its cash and cash equivalents. As of December 31, 2019 and 2018, cost represented fair value of the Company’s cash and cash equivalents.

Accounts Receivable

The fair value of accounts receivable approximates their carrying value due to their short-term nature.

Revolving Credit Facility

The fair value of Turning Point’s revolving credit facility approximates its carrying value as the interest rate fluctuates with changes in market rates.

Note Payable – IVG

The fair value of the IVG Note approximates its carrying value of $4.2 million due to the recency of the note’s issuance, relative to the year ended December 31, 2019.

Long-Term Debt

Turning Point’s 2018 Credit Facility bears interest at variable rates that fluctuate with market rates. The carrying values of the long-term debt instruments approximate their respective fair values. As of December 31, 2019, the fair value of the 2018 First Lien Term Loan approximated $146.0 million. As of December 31, 2018, the fair values of the 2018 First Lien Term Loan and the 2018 Second Lien Term Loan approximated $154.0 million and $40.0 million, respectively.

In July 2019 Turning Point closed an offering of $172.5 million in aggregate principal amount of its 2.50% Convertible Senior Notes due July 15, 2024 (the “Convertible Senior Notes”). The Convertible Senior Notes fair value approximated $140.1 million, with a carrying value of $172.5 million as of December 31, 2019.

The fair value of Standard Outdoor’s promissory notes issued as partial consideration in the January and February 2018 asset acquisitions approximated $8.0 million as of December 31, 2019.

The fair value of SDI’s term loan debt issued in September 2019 approximates its carrying value as the interest rate fluctuates with changes in market rates. See Note 16, “Notes Payable and Long-Term Debt” for further information regarding the Company’s long-term debt.

Foreign Exchange

As of December 31, 2019 and 2018, Turning Point had forward contracts for the purchase of €0.0 million and €1.5 million, respectively. The fair value of the foreign exchange contracts was based upon the quoted market price that resulted in no gain or loss for the year ended December 31, 2019 and a loss of approximately $0.1 million for the year ended December 31, 2018. As there were no open contracts as of December 31, 2019, there is no resulting balance sheet position related to the fair value. The fair value of the foreign exchange contracts resulted in a liability of approximately $0.1 million as of December 31, 2018.

Interest Rate Swaps

Turning Point had swap contracts for a total notional amount of $70 million at December 31, 2019 and 2018. The fair values of the swap contracts are based upon quoted market prices for similar instruments, thus leading to a level 2 distinction within the fair value hierarchy, and resulted in a liability of $2.5 million and $0.9 million, respectively, as of December 31, 2019 and 2018.

Note 7.  Inventories

The components of inventories are as follows as of:

	December 31,
(In thousands)	2019	2018
Raw materials and work in process	$7,050	$2,722
Leaf tobacco	32,763	34,977
Finished goods - Smokeless products	5,680	6,321
Finished goods - Smoking products	13,138	14,666
Finished goods - NewGen products	17,111	37,194
Other	989	738
Gross inventory	76,731	96,618
LIFO reserve	(5,752)	(5,381)
Net inventory	$70,979	$91,237

The following represents the inventory valuation allowance roll-forward, for the years ended December 31:

(In thousands)	2019	2018
Balance at beginning of period	$(2,504)	$(459)
Charged to cost and expense	(20,001)	(2,132)
Deductions for inventory disposed	1,003	263
Other	-	(176)
Balance at end of period	$(21,502)	$(2,504)

Inventory reserves increased as a result of additional reserves necessary for products in Turning Point’s NewGen segment primarily from increased regulation.

Note 8.  Other Current Assets

Other current assets consist of the following as of:

	December 31,
(In thousands)	2019	2018
Inventory deposits	$4,012	$9,739
Prepaid taxes	3,673	-
Other	8,706	5,306
Total	$16,391	$15,045

Note 9.  Property, Plant and Equipment

Property, plant and equipment consist of the following as of:

	December 31,
(In thousands)	2019	2018
Land	$22	$22
Building and improvements	2,655	2,320
Leasehold improvements	2,567	2,101
Machinery and equipment	14,532	13,307
Advertising structures	18,650	17,913
Furniture and fixtures	8,949	5,453
Gross property, plant and equipment	47,375	41,116
Accumulated depreciation	(17,007)	(13,375)
Net property, plant and equipment	$30,368	$27,741

Note 10. Deferred Financing Costs

Deferred financing costs relating to Turning Point’s revolving credit facility consist of:

	December 31,
(In thousands)	2019	2018
Deferred financing costs, net of accumulated amortization of $410 and $174, respectively	$890	$870

Note 11. Goodwill and Other Intangible Assets

The following table summarizes goodwill by segment:

(In thousands)	Smokeless	Smoking	New Gen	Insurance	Total
Balance as of December 31, 2017	$32,590	$96,107	$5,923	$-	$134,620
Adjustments	-	-	11,319	757	12,076
Balance as of December 31, 2018	32,590	96,107	17,242	757	146,696
Adjustments	-	-	1,907	-	1,907
Acquisitions	-	-	6,436	-	6,436
Impairment	-	-	-	(757)	(757)
Balance as of December 31, 2019	$32,590	$96,107	$25,585	$-	$154,282

The following tables summarize information about the Company’s allocation of other intangible assets. Gross carrying amounts of unamortized, indefinite life intangible assets are shown below as of:

	December 31,
	2019				2018
(In thousands)	Smokeless	NewGen	Insurance	Total	Smokeless	NewGen	Insurance	Total
Unamortized indefinite life intangible assets:
Trade names	$10,871	$10,786	$-	$21,657	$10,871	$10,786	$-	$21,657
State insurance licenses	-	-	-	-	-	-	2,000	2,000
Formulas	53	-	-	53	53	-	-	53
Total	$10,924	$10,786	$-	$21,710	$10,924	$10,786	$2,000	$23,710

During the year ended December 31, 2019, the Company recorded impairment charges of $0.8 million and $2.0 million related to the full impairment of the goodwill and intangible asset balances, respectively, in its Insurance segment. This impairment was a result of changes in the future plans for the Insurance segment and certain other factors impacting recoverability. As a result, there were no goodwill or intangible asset balances remaining in the Company’s Insurance segment as of December 31, 2019.

Amortized intangible assets included within the NewGen segment, as well as customer contracts for Standard Outdoor consist of as of:

	December 31,
	2019		2018
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationships (useful life of 8-10 years)	$8,106	$2,834	$8,107	$1,713
Trade names (useful life 15 years)	7,258	814	7,678	233
Franchise agreements (useful life of 8 years)	780	130	780	44
Non-compete agreements (useful life of 3.5 years)	100	88	100	60
Total	$16,244	$3,866	$16,665	$2,050

 Annual amortization expense for each of the next five years is estimated to be approximately $1.7 million for years one and two and approximately $1.4 million for  years three to five, assuming no additional transactions occur that require the amortization of intangible assets.

Note 12. Other Assets

Other assets consist of the following as of:

	December 31,
(In thousands)	2019	2018
Equity investments	$5,421	$2,421
Pension assets	1,686	1,223
Other	4,496	2,771
Total	$11,603	$6,415

Equity Investments

In July 2019, Turning Point obtained a 30% stake in Canadian distribution entity, ReCreation Marketing (“ReCreation”) for $1 million paid at closing. Turning Point may invest an additional $2 million, if certain performance metrics are achieved, with options to acquire up to a 50% ownership position. Turning Point received board seats aligned with its ownership position. Sales in 2019 to ReCreation of RipTide products was $0.2 million, which was included in accounts receivable in the consolidated balance sheet as of December 31, 2019.

In November 2018, Turning Point paid $2.0 million to acquire a minority ownership position (19.99%) in Canadian American Standard Hemp (“CASH”). CASH is headquartered in Warwick, Rhode Island, and manufactures cannabidiol isolate (“CBD”) developed through highly efficient and proprietary processes. The investment in CASH positions Turning Point to participate in the market for hemp-derived products. In the fourth quarter 2019, CASH completed a fundraising round, resulting in the fair value of Turning Point’s investment increasing to $4.0 million. This resulted in a gain of $2.0 million which is recorded in investment income in the consolidated statements of loss for the year ended December 31, 2019. Purchases of inventory in 2019 from CASH was $0.6 million. There were no amounts outstanding at December 31, 2019.

In December 2018, Turning Point acquired a minority ownership position in General Wireless Operations, Inc. (d/b/a RadioShack; “RadioShack”) from 5G gaming LLC, which is owned by Standard General LP, for $0.4 million. Standard General LP has a controlling interest in the Company and qualifies as a related party. The Company will work together with RadioShack on product development and sourcing teams in China. Furthermore, the Company paid $0.2 million in consulting fees in 2019 and purchased $1.1 million of finished goods inventory from Radio Shack during 2018. There were no amounts outstanding at December 31, 2019.

Note 13. Accrued Liabilities

Accrued liabilities consist of the following as of:

	December 31,
(In thousands)	2019	2018
Accrued payroll and related items	$5,267	$6,063
Customer returns and allowances	6,160	3,634
Taxes payable	705	2,138
Lease liabilities	2,487	-
Accrued interest	2,236	722
Other	10,817	11,326
Total	$27,672	$23,883

Note 14. Liability for Losses and Loss Adjustment Expenses

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

Maidstone’s best estimate of required reserves is generally based on an average of the methods above, with appropriate weighting of the various methods based on claim type and year. Maidstone engages an independent external actuarial specialist (the “Actuary”) to calculate its recorded reserves on a quarterly basis since the second quarter 2019. The Actuary estimates a range of ultimate losses, along with a range and recommended central estimate of IBNR reserve amounts. Maidstone’s carried IBNR reserves are based on an internal actuarial analysis and reflect management’s best estimate of unpaid loss and LAE liabilities.

The following tables are loss reserve development tables that illustrate the change over time of reserves established for claim and allocated claim adjustment expenses arising from short-duration insurance contracts. Insurance contracts are considered to be short-duration contracts when the contracts are not expected to remain in force for an extended period of time. The Incurred Claim and Allocated Claim Adjustment Expenses tables, reading across, show the cumulative net incurred claim and allocated claim adjustment expenses relating to each accident year at the end of the stated calendar year. Changes in the cumulative amount across time are the result of Maidstone’s expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The Cumulative Paid Claim and Allocated Claim Adjustment Expenses tables, reading across, show the cumulative amount paid for claims in each accident year as of the end of the stated calendar year.

Auto Insurance
Tables in thousands (except number of reported claims)

Auto: Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,										As of December 31, 2019
	Unaudited								Audited
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	Net IBNR Reserve	Reported Claims
2010	$54,887	$57,194	$56,990	$57,281	$57,105	$56,872	$56,254	$56,084	$56,030	$56,035	$53	12,355
2011		47,570	44,500	44,184	43,752	43,548	42,908	42,817	42,830	42,934	62	9,351
2012			26,106	25,378	25,572	25,308	25,066	24,743	24,718	24,784	60	5,252
2013				15,997	15,605	15,951	15,830	15,727	15,681	15,734	36	3,455
2014					12,270	12,282	11,973	11,931	11,929	12,123	45	3,409
2015						15,840	15,562	15,421	15,149	15,405	159	4,758
2016							30,996	32,128	32,469	34,060	448	8,311
2017								23,331	25,096	26,697	1,402	7,030
2018									16,956	20,744	3,409	5,625
2019										16,714	4,847	3,881
Total									$240,858	$265,230	$10,521

Auto: Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the years ended December 31,
	Unaudited								Audited
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$25,764	$45,769	$51,501	$53,932	$54,938	$55,481	$55,328	$55,619	$55,683	55,717
2011		20,259	34,495	39,391	41,338	42,166	42,116	42,443	42,545	42,772
2012			12,411	19,975	22,590	23,821	23,784	24,100	24,431	24,510
2013				7,685	12,103	13,985	14,674	15,223	15,417	15,556
2014					5,971	9,101	9,870	10,576	11,371	11,807
2015						8,002	8,917	10,862	13,283	14,391
2016							15,980	23,545	27,582	31,034
2017								14,477	18,922	22,733
2018									11,237	15,146
2019										9,085
Total									$220,473	$242,751

Auto: Reconciliation of Reserve Balances to Liability for Unpaid Loss and Loss Adjustment Expenses as of:

	December 31,
	2019	2018
Unpaid Loss and Allocated Loss Adjustment Expense, Net of Reinsurance, for years presented	$22,266	$24,248
Unpaid Loss and Loss Adjustment Expense, Net of Reinsurance, for years prior to 2010	393	97
Unpaid Unallocated Loss Adjustment Expense	2,734	2,955
Unpaid Losses and Loss Adjustment Expenses	$25,393	$27,300

The following is supplementary information about average historical claims duration:

Auto: Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance as of December 31, 2019
(Unaudited)

Years	1	2	3	4	5	6	7	8	9	10
	49.6%	22.6%	11.5%	8.7%	3.3%	1.0%	0.4%	0.3%	0.3%	0.1%

Homeowners’ Insurance
Tables in thousands (except number of reported claims)

Homeowners’: Incurred claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	Unaudited				Audited		As of December 31, 2019
Accident Year	2014	2015	2016	2017	2018	2019	Net IBNR Reserves	Reported Claims
2014	$2	$2	$2	$2	$2	$2	$-	3
2015		597	580	580	580	580	-	41
2016			524	523	524	524	-	27
2017				-	-	-	-	-
2018					42	45	3	7
2019						286	32	15
Total					$1,148	$1,437	$35

Homeowners’: Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Years Ended December 31,
	Unaudited				Audited
Accident Year	2014	2015	2016	2017	2018	2019
2014	$-	$1	$2	$2	$2	$2
2015		304	580	580	580	580
2016			524	524	524	524
2017				-	-	-
2018					11	42
2019						185
Total					$1,117	$1,333

Homeowners’: Reconciliation of Reserve Balances to Liability for Unpaid Loss and Loss Adjustment Expenses as of:

	December 31,
	2019	2018
Unpaid Loss and Allocated Loss Adjustment Expense, Net of Reinsurance, for years presented	$104	$30
Unpaid Loss and Loss Adjustment Expense, Net of Reinsurance, for years prior to 2010	-	-
Unpaid Unallocated Loss Adjustment Expense	-	-
Unpaid Losses and Loss Adjustment Expenses	$104	$30

The following is supplementary information about average historical claims duration:

Homeowners’ Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance as of December 31, 2019
(Unaudited)

Years	1	2	3	4	5	6	7	8	9	10
	48.9%	34.0%	0.8%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

The following table summarizes the net outstanding liabilities based on the tables above as of:

	December 31,
(In thousands)	2019	2018
Net Outstanding Liabilities:
Auto	$22,555	$24,345
Homeowners’	104	30
Liability for unpaid claims and claims adjustment expenses, net of reinsurance	22,659	24,375
Reinsurance recoverable on unpaid claims:
Auto	-	-
Homeowners’	-	-
Total reinsurance recoverable on unpaid claims	-	-
Unallocated claims adjustment expenses	2,734	2,955
Total gross liability for unpaid claims and claims adjustment expenses	$25,393	$27,330

Activity in the liability for losses and LAE is summarized as follows:

(In thousands)	For the Year Ended December 31, 2019	For the Period from January 2, 2018 to December 31, 2018
Reserve for losses and LAE at beginning of period	$27,330	$30,672
Provision for claims, net of insurance:
Incurred related to:
Prior year	3,918	-
Current year	13,187	25,223
Total incurred	17,105	25,223
Deduct payment of claims, net of reinsurance:
Paid related to:
Prior year	14,603	14,176
Current year	4,439	14,389
Total paid	19,042	28,565
Reserve for losses and LAE at end of period	$25,393	$27,330

The components of the net liability for losses and LAE are as follows as of:

	December 31,
(In thousands)	2019	2018
Case basis reserves	$12,078	$15,863
Incurred but not reported reserves	13,315	11,467
Total	$25,393	$27,330

Note 15. Reinsurance

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

Included in the consolidated statements of (loss) income for the year ended December 31, 2019 and the period ended December 31, 2018, Maidstone earned premiums in connection with ceded reinsurance of $0.2 million and $0.1 million, respectively, all of which were with non-affiliated companies. Maidstone remains obligated for amounts ceded in the event the reinsurer cannot meet its obligation when they become due. Maidstone evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurance to minimize exposure to significant losses from reinsurance insolvency.

On July 1, 2019, Maidstone stopped writing new homeowners insurance policies and put a moratorium on new homeowner insurance business. At December 31, 2019, management did not believe there was a risk of loss as a result of a concentration of risk in its reinsurance program. At December 31, 2019, Maidstone had an insignificant amount of net unsecured reinsurance recoverable from individual unaffiliated reinsurers.

Note 16. Notes Payable and Long-Term Debt

Notes payable and long-term debt consist of the following as of:

	December 31,
(In thousands)	2019	2018
2018 First Lien Term Loan	$146,000	$154,000
2018 Second Lien Term Loan	-	40,000
Convertible Senior Notes	172,500	-
SDI GACP Term Loan	25,000	-
SDI Crystal Term Loan	-	15,000
Standard Outdoor Promissory Notes	8,447	9,950
Note payable - IVG	4,240	4,000
Gross notes payable and long-term debt	356,187	222,950
Less deferred finance charges and debt discount	(39,641)	(4,903)
Less current maturities	(16,977)	(9,431)
Net notes payable and long-term debt	$299,569	$208,616

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

2018 First Lien Credit Facility: The 2018 First Lien Term Loan and the 2018 Revolving Credit Facility bear interest at LIBOR plus a spread of 2.75% to 3.50% based on Turning Point’s senior leverage ratio. The 2018 First Lien Term Loan has quarterly required payments of $2.0 million beginning June 30, 2018, increasing to $3.0 million on June 30, 2020, and increasing to $4.0 million on June 30, 2022. The 2018 First Lien Credit Facility has a maturity date of March 7, 2023. The 2018 First Lien Term Loan is secured by a first priority lien on substantially all of the assets of the borrowers and the guarantors thereunder, including a pledge of Turning Point’s capital stock, other than certain excluded assets (the “Collateral”). In connection with the Convertible Senior Notes offering, Turning Point entered into a First Amendment (“the Amendment”) to the First Lien Credit Agreement, with Fifth Third Bank, as administrative agent, and other lenders and certain other lender parties thereto. The Amendment was entered into primarily to permit Turning Point to issue up to $200 million of convertible senior notes, enter into certain capped call transactions in connection with the issuance of such notes and to use the proceeds from the issuance of the notes to repay amounts outstanding under Turning Point’s Second Lien Credit Agreement and use the remaining proceeds for acquisitions and investments. In connection with the Amendment, fees of $0.7 million were incurred. The 2018 First Lien Credit Facility contains certain financial covenants, which were amended in connection with the Convertible Senior Notes offering in the third quarter 2019. The covenants include maximum senior leverage ratio of 3.00x with step-downs to 2.50x, a maximum total leverage ratio of 5.50x with step-downs to 5.00x, and a minimum fixed charge coverage ratio of 1.20x. In the first quarter of 2020, the financial covenants were amended to permit certain add-backs related to PMTA in the definition of Consolidated EBITDA for the period of October 1, 2019 until September 30, 2020. Based on an excess cash covenant for the facility, a principal payment of $4.5 million was due in the second quarter 2019. All parties agreed to waive the payment, resulting in consent fees of $0.1 million. The weighted average interest rate of the 2018 First Lien Term Loan was 4.55% at December 31, 2019. As of December 31, 2019, Turning Point had no borrowings outstanding under the 2018 Revolving Credit Facility. The $50.0 million unused portion of the 2018 Revolving Credit Facility is reduced by letters of credit from Fifth Third Bank totaling $3.7 million, resulting in $46.3 million of availability under the 2018 Revolving Credit Facility as of December 31, 2019.

2018 Second Lien Credit Facility: The 2018 Second Lien Credit Facility bore interest at a rate of LIBOR plus 7.00% and had a maturity date of March 7, 2024. The 2018 Second Lien Term Loan was secured by a second priority interest in the Collateral and was guaranteed by the same entities as the 2018 First Lien Term Loan. The 2018 Second Lien Credit Facility contained certain financial covenants including a maximum senior leverage ratio of 3.75x with step-downs to 3.50x, a maximum total leverage ratio of 4.75x with step-downs to 4.50x, and a minimum fixed charge coverage ratio of 1.10x. Based on an excess cash covenant for the facility, a $4.5 million principal payment was made in the second quarter 2019, resulting in a $0.2 million loss on extinguishment of debt. Turning Point used a portion of the proceeds from the issuance of the Convertible Senior Notes to prepay all outstanding amounts related to the 2018 Second Lien Credit Facility in the third quarter 2019. The principal paid in the third quarter amounted to $35.5 million, and the transaction resulted in a $1.1 million loss on extinguishment of debt.

Convertible Senior Notes

In July 2019 Turning Point closed an offering of $172.5 million in aggregate principal amount of 2.50% Convertible Senior Notes due July 15, 2024 (the “Convertible Senior Notes”). The Convertible Senior Notes bear interest at a rate of 2.50% per year, payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2020. The Convertible Senior Notes will mature on July 15, 2024, unless earlier repurchased, redeemed or converted. The Convertible Senior Notes are senior unsecured obligations of Turning Point.

The Convertible Senior Notes are convertible into approximately 3,202,808 shares of Turning Point voting common stock under certain circumstances prior to maturity at a conversion rate of 18.567 shares per $1,000 principal amount of the Convertible Senior Notes, which represents a conversion price of approximately $53.86 per share, subject to adjustment under certain conditions, but will not be adjusted for any accrued and unpaid interest. Upon conversion, Turning Point may pay cash, shares of common stock or a combination of cash and stock, as determined by Turning Point at its discretion. The conditions required to allow the holders to convert their Convertible Senior Notes were not met as of December 31, 2019.

Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for the issuance of the Convertible Senior Notes, Turning Point separated the Convertible Senior Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, which is recognized as a debt discount, represents the difference between the proceeds from the issuance of the Convertible Senior Notes and the fair value of the liability component of the Convertible Senior Notes. The excess of the principal amount of the liability component over its carrying amount (“debt discount”), $35.0 million, will be amortized to interest expense using an effective interest rate of 7.5% over the expected life of the Convertible Senior Notes. The equity component is not remeasured as long as it continues to meet the criteria for equity classification. Interest expense includes $2.9 million of amortization for the year ended December 31, 2019.

In accounting for the issuance costs related to the issuance of the Convertible Senior Notes, Turning Point allocated the total amount incurred to the liability and equity components based on their relative values. Debt issuance costs attributable to the liability component are amortized to interest expense using the effective interest method over the expected life of the Convertible Senior Notes, $4.7 million, and the debt issuance costs attributable to the equity component, $1.2 million, are netted with the equity component of stockholders’ equity.

In connection with the Convertible Senior Notes offering, Turning Point entered into privately negotiated capped call transactions with certain financial institutions. The capped call transactions have a strike price of $53.86 per and a cap price of $82.86 per, and are exercisable when and if the Convertible Senior Notes are converted. Turning Point paid $20.53 million for these capped calls and charged that amount to additional paid-in capital.

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

With respect to the maintenance of at least $2.0 million in unrestricted cash and cash equivalents in accounts subject to control agreements in favor of the Agent, as of December 31, 2019, the Company had approximately $10.5 million in unrestricted cash and cash equivalents in those accounts.

On September 18, 2019, in connection with entering into the Term Loan Agreement, the Company repaid in full all amounts outstanding under the Crystal Term Loan (as defined below). The Company recognized a loss on extinguishment of debt of $1.0 million, comprised of $0.7 million unamortized deferred financing costs and a $0.3 million early termination fee, which is recognized in the consolidated statements of (loss) income for the year ended December 31, 2019. The Company capitalized $0.6 million of deferred financing costs associated with closing on the Term Loan.

On February 2, 2018, SDI and its Standard Outdoor advertising subsidiaries (the “Borrowers”) entered into a term loan agreement with Crystal Financial LLC (“Crystal Term Loan”). The Crystal Term Loan provided for an initial term loan of $10.0 million and a commitment to provide additional term loans of up to $15.0 million. As of December 31, 2019, the Company had repaid all amounts outstanding under the Crystal Term Loan.

Interest expense related to the Term Loan and the Crystal Term Loan of $2.1 million, including amortization of the discount, was recorded for the year ended December 31, 2019. Interest expense related to the Crystal Term Loan of $1.4 million, including amortization of the discount, was recorded for the year ended December 31, 2018.

Standard Outdoor

On January 18, 2018, as partial consideration for an asset purchase of 83 billboard structures located in Alabama, as well as the ground leases and advertising contracts relating to such billboard structures, the Company issued a promissory note with a face value of $6.5 million. The promissory note was recorded net of a discount of $0.9 million, representing the difference between the face value and fair value at issuance. This discount will be amortized into interest expense using the effective interest rate method over the term of the promissory note. A principal payment of $1.0 million on the promissory note is payable January 1 of each year, beginning with a payment that was made on January 1, 2020 and ending January 1, 2022, with a $3.5 million final principal payment on January 1, 2023. The promissory note has a 5% fixed coupon interest rate and interest is payable quarterly.

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

Interest expense related to the Standard Outdoor loans of $0.8 million, including amortization of the discount, was recorded for the years ended December 31, 2019 and 2018.

The following table summarizes the consolidated scheduled principal repayments subsequent to December 31, 2019:

($ In thousands)	Future Minimum Principal Payments
2020	$17,078
2021	13,882
2022	16,227
2023	111,500
2024	197,500
thereafter	-
Total	$356,187

Note 17. Lease Commitments

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

Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. Lease expense for these leases is recognized on a straight-line basis over the lease term.

The components of lease expense consist of the following:

(In thousands)	For the Year Ended December 31, 2019
Operating lease cost:
Cost of sales	$1,188
Selling, general and administrative	3,221
Variable lease cost (1)	698
Short-term lease cost	147
Sublease income	(110)
Total	$5,144

(1)	Variable lease cost primarily includes elements of a contract that do not represent a good or service, but for which the lessee is responsible for paying.

Supplemental balance sheet information related to leases consist of the following as of:

(In thousands)	December 31, 2019
Assets:
Right of use assets	$14,503
Total leased assets	$14,503

Liabilities:
Current lease liabilities (1)	$2,487
Long-term lease liabilities	13,262
Total lease liabilities	$15,749

(1)	Reported within accrued liabilities on the consolidated balance sheet.

December 31, 2019
Consolidated weighted average remaining lease term - operating leases	8.7 years
Consolidated weighted average discount rate - operating leases	6.67%

Nearly all the lease contracts for the Company do not provide a readily determinable implicit rate. For these contracts, the Company estimated the incremental borrowing rate based on information available upon the adoption of ASU 2016-02. The Company applied a consistent method in periods after the adoption of ASU 2016-02 to estimate the incremental borrowing rate.

As of December 31, 2019, future maturities of lease liabilities consist of the following:

Year	Payments (in thousands)
2020	$3,568
2021	3,207
2022	2,600
2023	2,179
2024	1,387
Thereafter	8,401
Total lease payments	21,342
Less: Imputed interest	5,593
Present value of lease liabilities	$15,749

As of December 31, 2019, Turning Point had operating leases with lease liabilities of $1.5 million which had not yet commenced. The leases are primarily related to vehicles for business use. Turning Point recognized a $0.3 million impairment of right of use assets in the fourth quarter 2019 related to planned store closures.

Note 18. Pension and Postretirement Benefit Plans

Turning Point has a defined benefit pension plan. Benefits for hourly employees were based on a stated benefit per year of service, reduced by amounts earned in a previous plan. Benefits for salaried employees were based on years of service and the employees’ final compensation. The defined benefit pension plan is frozen. Turning Point’s policy is to make the minimum amount of contributions that can be deducted for federal income taxes. Turning Point expects to make no contributions to the pension plan in 2020. In the second quarter of 2018, Turning Point made mutually agreed upon lump-sum payments to certain individuals covered by the defined benefit pension plan which resulted in a curtailment loss of approximately $0.3 million during the second quarter of 2018, which is reported within “Net periodic benefit (income), excluding service cost” within the consolidated statements of (loss) income. In the fourth quarter 2019, Turning Point elected to terminate the defined benefit pension plan, effective December 31, 2019 with final distributions to be made in 2020.

Turning Point sponsored a defined benefit postretirement plan that covered hourly employees. This plan provides medical and dental benefits. This plan is contributory with retiree contributions adjusted annually. Turning Point’s policy is to make contributions equal to benefits paid during the year. In the fourth quarter 2019, Turning Point amended the plan to cease benefits effective June 30, 2020. The plan amendment eliminated a significant amount of the benefits under the plan, resulting in a curtailment of $3.1 million. The curtailment resulted in $1.8 million being reclassified from other comprehensive income to income. The total gain on the curtailment was $4.9 million and is recorded in net periodic (benefit) expense, excluding service cost in the consolidated statement of (loss) income for the year ended December 31, 2019. Turning Point expects to contribute approximately $0.1 million to its postretirement plan in 2020 for payment of benefits.

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets for the years ended December 31, 2019 and 2018, and a statement of the funded status:

	Pension Benefits		Postretirement Benefits
(In thousands)	2019	2018	2019	2018
Reconciliation of benefit obligations:
Benefit obligation at January 1	$13,700	$17,121	$3,305	$4,217
Service cost	104	104	-	-
Interest cost	520	553	101	117
Actuarial loss (gain)	916	(1,157)	-	(527)
Assumptions	-	-	-	(323)
Settlement/curtailment	-	(1,866)	(3,207)	-
Benefits paid	(1,023)	(1,055)	(84)	(179)
Benefit obligation at December 31	$14,217	$13,700	$115	$3,305

Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	$14,923	$17,517	$-	$-
Actual return on plan assets	2,003	327	-	-
Employer contribution	-	-	84	179
Settlement/curtailment	-	(1,866)	-	-
Benefits paid	(1,023)	(1,055)	(84)	(179)
Fair value of plan assets at December 31	$15,903	$14,923	$-	$-

Funded status:
Funded status at December 31	$1,686	$1,223	$(115)	$(3,305)
Unrecognized net actuarial loss (gain)	1,827	2,416	(54)	(1,929)
Net amount recognized	$3,513	$3,639	$(169)	$(5,234)

Accumulated benefit obligations did not exceed plan assets at December 31, 2019 or 2018 for Turning Point’s pension plan.

The asset allocation for Turning Point’s defined benefit plan, by asset category, follows:

	Target Allocation	Percentage of Plan Assets at December 31,
	2020	2019	2018
Asset category:
Debt securities	100.0%	88.5%	84.8%
Cash	0.0%	11.5%	15.2%
Total	100.0%	100.0%	100.0%

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Following is the description of the valuation methodologies used for assets measured at fair value subsequent to initial recognition. These methods may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while Turning Point believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the methodologies used at December 31, 2019 and 2018.

Pooled Separate Accounts: Valued at the net asset value (NAV) of shares held by the plan at year end.

Guaranteed Deposit Account: Valued at contract value, which approximates fair value.

Assets measured at fair value on a recurring basis: The table below presents the balances of the plan’s assets measured at fair value on a recurring basis by level within the fair value hierarchy:

(In thousands)	Total	Level 1	Level 2	Level 3
December 31, 2019
Pooled separate accounts	$14,079	$-	$14,079	$-
Guaranteed deposit account	1,824	-	-	1,824
Total assets at fair value at end of period	$15,903	$-	$14,079	$1,824

December 31, 2018
Pooled separate accounts	$12,658	$-	$12,658	$-
Guaranteed deposit account	2,265	-	-	2,265
Total assets at fair value at end of period	$14,923	$-	$12,658	$2,265

Level 3 Gains and Losses: The table below sets forth a summary of changes in the fair value of the Guaranteed Deposit Account:

(In thousands)	Guaranteed Deposit Account
Balance at December 31, 2017	$4,721
Total gains (losses), realized/unrealized
Return on plan assets	81
Purchases, sales, and settlements, net	(2,537)
Balance at December 31, 2018	2,265
Total gains (losses), realized/unrealized
Return on plan assets	45
Purchases, sales, and settlements, net	(486)
Balance at December 31, 2019	$1,824

Turning Point’s investment philosophy is to earn a reasonable return without subjecting plan assets to undue risk. Turning Point uses one management firm to manage plan assets, which are invested in equity and debt securities. Turning Point’s investment objective is to match the duration of the debt securities with the expected payments.

The following table provides the amounts recognized in the consolidated balance sheets as of December 31:

	Pension Benefits		Postretirement Benefits
(In thousands)	2019	2018	2019	2018
Prepaid asset	$1,686	$1,223	$-	$-
Accrued benefit cost	-	-	(115)	(3,305)
Accumulated other comprehensive loss, unrecognized net gain (loss)	1,827	2,416	(54)	(1,929)
Total	$3,513	$3,639	$(169)	$(5,234)

The amounts in accumulated other comprehensive (loss) income that are expected to be recognized in net periodic benefit costs in 2020 is a loss of $1.8 million for pension.

The following table provides the components of net periodic pension and postretirement benefit costs and total costs for the plans for the years ended December 31:

	Pension Benefits		Postretirement Benefits
(In thousands)	2019	2018	2019	2018
Service cost	$104	$104	$-	$-
Interest cost	520	553	101	117
Expected return on plan assets	(645)	(949)	-	-
Amortization of (gains) losses	147	186	(169)	(81)
Curtailment loss (gain)	-	306	(4,915)	-
Net periodic benefit cost	$126	$200	$(4,983)	$36

Turning Point is required to make assumptions regarding such variables as the expected long-term rate of return on plan assets and the discount rate applied to determine service cost and interest cost. The rate of return on assets used is determined based upon analysis of the plans’ historical performance relative to the overall markets and mix of assets. The assumptions listed below represent management’s review of relevant market conditions and have been adjusted, as appropriate. A discount rate was not used for postretirement benefits in 2019 as all benefits will be paid in less than one year. The weighted average assumptions used in the measurement of Turning Point’s benefit obligation are as follows:

	Pension Benefits		Postretirement Benefits
	2019	2018	2018
Discount rate	3.00%	4.00%	4.25%

The weighted average assumptions used to determine net periodic pension and postretirement costs are as follows:

	Pension Benefits		Postretirement Benefits
	2019	2018	2018
Discount rate	4.0%	3.8%	3.3%
Expected return on plan assets	4.5%	6.0%	0.0%

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Period	Pension Benefits (in thousands)
2020	$1,036
2021	1,028
2022	1,003
2023	994
2024	964
2025-2029	4,489

Turning Point also sponsors a voluntary 401(k) retirement savings plan. Eligible employees may elect to contribute up to 15% of their annual earnings subject to certain limitations. For the 2019 and 2018 Plan Years, Turning Point contributed 4% to those employees contributing 4% or greater. For those employees contributing less than 4%, Turning Point matched the contribution by 100%. Additionally, for all years presented, Turning Point made discretionary contributions of 1% to all employees, regardless of an employee’s contribution level. Turning Point’s contributions to this plan were approximately $1.5 million for 2019 and $1.2 million for 2018.

Note 19. Stockholders’ Equity

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

Common Stock Repurchase Program

On June 29, 2017, the Company’s Board of Directors authorized a program, effective immediately, to repurchase shares of the Company’s Class A common stock or Class B common stock, par value $0.01 per share, constituting, in the aggregate, up to 5% of the outstanding shares of common stock. Shares of the common stock may be repurchased in the open market or through negotiated transactions. The program may be terminated or suspended at any time at the discretion of the Company.

The time of purchases and the exact number of shares to be purchased, if any, will depend on market conditions. The repurchase program does not include specific price targets or timetables. The Company intends to finance the purchases using available working capital.

Pursuant to this program, repurchases of 270,491 shares of common stock were made during the year ended December 31, 2019 for a cost of $3.5 million. During the year ended December 31, 2018, repurchases of 103,492 shares of common stock were made for a cost of $1.4 million. As of December 31, 2018, $0.8 million was included in accrued liabilities on the consolidated balance sheets for unsettled repurchases. No amounts were included in accrued liabilities on the consolidated balance sheets for unsettled repurchases as of December 31, 2019.

Equity Issuance

In January 2018, the Company issued 181,825 shares of its Class A common stock in a private placement for gross proceeds of $2.0 million.

In March 2018, the Company granted 18,834 shares of restricted stock with immediate vesting to individuals for services performed. These shares were granted outside of the Company’s 2017 Omnibus Equity Compensation Plan.

Dividends paid by Turning Point

On November 9, 2017, Turning Point’s Board of Directors approved the initiation of a cash dividend to shareholders.  The initial quarterly dividend of $0.04 per common share was paid on December 15, 2017 to shareholders of record at the close of business on November 27, 2017. The most recent dividend of $0.05 per common share, an increase of approximately 11%, will be paid on April 10, 2020, to shareholders of record at the close of business on March 20, 2020.

Dividends, among other disbursements assets, are classified as restricted payments within the 2018 Credit Facility. Turning Point is generally permitted to make restricted payments provided that, at the time of payment, or as a result of payment, Turning Point is not in default. Additional restrictions limit the aggregate amount of restricted, quarterly dividends during a fiscal year to the aggregate amount of mandatory and voluntary principal payments made on the priority term loans during the fiscal year.

Note 20. Share-Based Compensation

On June 9, 2017, the Company’s Board of Directors adopted the 2017 Omnibus Equity Compensation Plan (the “2017 Plan”) in order to provide employees of the Company and its subsidiaries, certain consultants and advisors who perform services for the Company or its subsidiaries, and non-employee members of the Board of the Company with the opportunity to receive grants of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units, and other stock-based awards. The Board authorized 1,000,000 shares of the Class A common stock of the Company to be issued under the Plan. The Plan was approved by the Company’s stockholders by partial written consent on July 14, 2017, and in accordance with the rules of the Securities and Exchange Commission and Delaware corporation law regarding approval by partial written consent, became effective on August 17, 2017. As of December 31, 2019, the Company had 982,183 shares available for grant under the 2017 Plan.

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

Including the share-based compensation expense of SDI’s subsidiaries, the Company recorded share-based compensation expense of $4.3 million and $2.2 million recorded for the years ended December 31, 2019 and 2018, respectively.  This expense is a component of selling, general and administrative expense.

No options of SDI were exercised during the years ended December 31, 2019 or 2018

Information with respect to the adjusted activity of outstanding stock options is summarized as follows:

	Number of Shares	Price Range		Weighted Average Remaining Contractual term
Balance, January 1, 2018	7,463	$31.00	$56.25
Cancelled	(5,000)	31.00	56.25
Balance, December 31, 2018	2,463	31.00	46.25
Balance, December 31, 2019	2,463	$31.00	$46.25	2.9 years
Vested and exercisable at December 31, 2018	2,463	$31.00	$46.25	2.9 years

The following table provides additional information about the Company’s stock options outstanding and exercisable at December 31, 2019:

	Options Outstanding and exercisable
		Weighted Average
Range of Exercise Prices	Number of Shares	Remaining Contractual Life		Exercise Price
$31.00 - $31.25	1,400	4.3	Years	$31.18
$45.25 - $46.25	1,063	1.0	Years	$45.63
$31.00 - $46.25	2,463	2.9	Years	$37.41

The Company grants restricted stock awards (“RSA”) which is the right to receive shares. The fair value of RSAs is based on the market price for the stock at the date of grant.

The following table summarizes the changes in non-vested RSAs for the years ended December 31, 2019 and 2018:

	Shares	Weighted Average Grant Date Fair Value
Non-vested RSAs at January 1, 2018	119,102	$10.62
Granted	127,561	11.04
Vested	(82,455)	10.70
Cancelled/Forfeited	(37,203)	10.70
Non-vested RSAs at December 31, 2018	127,005	10.96
Granted	6,747	14.45
Vested	(64,258)	11.10
Cancelled/Forfeited	(4,779)	13.34
Non-vested RSAs at December 31, 2019	64,715	$11.02

As of December 31, 2019, there was $0.5 million of total unrecognized stock-based compensation expense, related to restricted stock awards, which will be recognized over the weighted-average remaining vesting period of 0.6 years.

Turning Point Share Incentive Plans

On April 28, 2016, the Board of Directors of Turning Point adopted the Turning Point Brands, Inc., 2015 Equity Incentive Plan (the “2015 Plan”), pursuant to which awards may be granted to employees, non-employee directors, and consultants. In addition, the 2015 Plan provides for the granting of nonqualified stock options to employees of Turning Point or any subsidiary of Turning Point. Pursuant to the 2015 Plan, 1,400,000 shares of Turning Point’s voting common stock are reserved for issuance as awards to employees, non-employee directors, and consultants as compensation for past or future services or the attainment of certain performance goals. The 2015 Plan is scheduled to terminate on April 27, 2026. The 2015 Plan is administrated by a committee (the “Committee”) of Turning Point’s Board of Directors. The Committee determines the vesting criteria for the awards, with such criteria to be specified in the award agreement. As of December 31, 2019, 16,159 shares of restricted stock, 355,258 performance-based restricted stock units, and 459,070 options have been granted to employees of Turning Point under the 2015 Plan, net of forfeitures. There are 569,513 shares available for grant under the 2015 Plan.

On February 8, 2006, the Board of Directors of Turning Point adopted the 2006 Equity Incentive Plan (the “2006 Plan”) of North Atlantic Holding Company, Inc., pursuant to which awards may be granted to employees.  The 2006 Plan provides for the granting of nonqualified stock options and restricted stock awards to employees.  Upon the adoption of Turning Point’s 2015 Equity Incentive Plan in connection with its IPO, Turning Point determined no additional grants would be made under the 2006 Plan.  However, all awards issued under the 2006 Plan that have not been previously terminated or forfeited remain outstanding and continue unaffected.

There are no TPB shares available for grant under the 2006 Plan. Stock option activity for the 2006 and 2015 Plans is summarized below:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2017	763,672	$5.73	$2.36

Granted	124,100	21.27	6.33
Exercised	(209,943)	3.97	1.47
Forfeited	(18,255)	13.46	3.90
Outstanding, December 31, 2018	659,574	9.00	3.34

Granted	180,780	43.89	14.34
Exercised	(129,067)	5.72	2.58
Forfeited	(14,571)	34.55	11.10
Outstanding, December 31, 2019	696,716	$18.13	$6.17

Under the 2006 Plan, the total intrinsic value of options exercised during the years ended December 31, 2019 and 2018, was $5.0 million and $5.7 million, respectively.

At December 31, 2019, under the 2006 Plan, the outstanding stock options’ exercise price for 310,319 options is $3.83 per share, all of which are exercisable. The weighted average of the remaining lives of the outstanding stock options is approximately 3.85 years for the options with the $3.83 exercise price. Turning Point estimates the expected life of these stock options is ten years from the date of grant. For the $3.83 per share options, the weighted average fair value of options was determined using the Black-Scholes model assuming a ten-year life from grant date, a current share price and exercise price of $3.83, a risk-free interest rate of 3.57%, a volatility of 40%, and no assumed dividend yield.  Based on these assumptions, the fair value of these options is approximately $2.17 per share option granted.

At December 31, 2019, under the 2015 Plan, the risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. The expected volatility is based on the average long-term historical volatilities of peer companies. We intend to continue to consistently use the same group of publicly traded peer companies to determine expected volatility until sufficient information regarding volatility of our share price becomes available or the selected companies are no longer suitable for this purpose. Due to our limited trading history, we are using the “simplified method” to calculate expected holding periods, which represent the periods of time for which options granted are expected to be outstanding. We will continue to use this method until we have sufficient historical exercise experience to give us confidence in the reliability of our calculations. The fair values of these options were determined using the Black-Scholes option pricing model.

The following table outlines the assumptions based on the number of options granted under the 2015 Plan.

	February 10, 2017	May 17, 2017	March 7, 2018	March 13, 2018	March 20, 2019	October 24, 2019
Number of options granted	40,000	93,819	98,100	26,000	155,780	25,000
Options outstanding at December 31, 2019	28,700	71,514	87,353	26,000	147,830	25,000
Number exercisable at December 31, 2019	17,150	47,529	30,362	17,420	-	-
Exercise price	$13.00	$15.41	$21.21	$21.49	$47.58	$20.89
Remaining lives	7.12	7.38	8.19	8.21	9.22	9.82
Risk free interest rate	1.89%	1.76%	2.65%	2.62%	2.34%	1.58%
Expected volatility	27.44%	26.92%	28.76%	28.76%	30.95%	31.93%
Expected life	6.000	6.000	6.000	5.495	6.000	6.000
Dividend yield	-	-	0.83%	0.82%	0.42%	0.95%
Fair value at grant date	$3.98	$4.60	$6.37	$6.18	$15.63	$6.27

Turning Point has recorded compensation expense related to the options based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the options on the date of grant and amortized over the vesting period. Turning Point recorded compensation expense related to the options of approximately $1.7 million and $0.7 million for the years ended December 31, 2019 and 2018, respectively.  Total unrecognized compensation expense related to options at December 31, 2019, is $1.1 million, which will be expensed over 1.94 years.

Performance-based restricted stock units (“PRSUs”) are restricted stock units subject to both performance-based and service-based vesting conditions.  The number of shares of common stock a recipient will receive upon vesting of a PRSU will be calculated by reference to certain performance metrics related to Turning Point’s performance over a five-year period.  PRSUs will vest on the measurement date, which is no more than 65 days after the performance period, provided the applicable service and performance conditions are satisfied. At December 31, 2019, there are 355,258 PRSUs outstanding, all of which are unvested.

	March 31, 2017	March 7, 2018	March 20, 2019	March 20, 2019	July 19, 2019
Number of PRSUs granted	94,000	96,000	92,500	4,901	88,582
PRSUs outstanding at December 31, 2019	83,000	93,000	85,800	4,876	88,582
Fair value as of grant date	$15.60	$21.21	$47.58	$47.58	$52.15
Remaining lives	2.00	3.00	4.00	-	3.00

Turning Point recorded compensation expense related to the PRSUs of approximately $1.9 million and $0.6 million in the consolidated statements of income for the years ended December 31, 2019 and 2018, respectively, based on the probability of achieving the performance condition. Total unrecognized compensation expense related to these awards at December 31, 2019, is $9.4 million, which will be expensed over the service period based on the probability of achieving the performance condition.

Note 21. Income Taxes

On June 1, 2017, SDI consummated the Contribution and Exchange to acquire a 52.1% controlling interest in Turning Point. This acquisition was a reverse acquisition, with Turning Point as the accounting acquirer. Accordingly, the historical financial statements of Turning Point through May 31, 2017 became the Company’s historical financial statements, including the comparative prior periods. However, SDI’s controlling interest does not meet the ownership threshold to file a consolidated federal tax return with Turning Point. Therefore, the parent company will continue to file a separate federal tax return apart from Turning Point.

Income tax expense (benefit) for the years ended December 31 consists of the following components:

	2019			2018
(In thousands)	Current	Deferred	Total	Current	Deferred	Total
Federal	$5,281	$(3,702)	$1,579	$2,326	$3,165	$5,491
State and Local	982	(937)	45	1,394	(600)	794
Total	$6,263	$(4,639)	$1,624	$3,720	$2,565	$6,285

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of:

	December 31,
	2019		2018
(In thousands)	Assets	Liabilities	Assets	Liabilities
Inventory	$7,705	$-	$3,004	$-
Property, plant and equipment	-	(2,550)	-	(1,508)
Goodwill and other intangibles	-	(7,672)	-	(7,822)
Accrued pension and postretirement costs	-	(943)	202	-
Federal NOL	7,727	-	9,949	-
State NOL	6,569	-	6,169	-
AMT credit carryforwards	93	-	93	-
R&D credit carryforwards	123	-	1,250	-
Unrealized loss on investment	580	-	351	-
Leases	3,393	(3,099)	-	-
Original issue discount	4,806	(8,118)	-	-
Other	6,001	(949)	5,504	(1,064)
Total deferred tax assets (liabilities)	36,997	(23,331)	26,522	(10,394)
Valuation allowance	(15,238)	-	(18,839)	-
Net deferred tax assets (liabilities)	$21,759	$(23,331)	$7,683	$(10,394)

SDI has recorded a full valuation allowance as of December 31, 2019, offsetting its U.S. federal and state net deferred tax assets which primarily represent net operating loss carry forwards (“NOLs”). As of December 31, 2019, the Company’s management concluded, based upon the evaluation of all available evidence, that it is more likely than not that the U.S. federal and state net deferred tax assets will not be realized. Due to the reverse acquisition transaction with Turning Point, the Company determined that SDI has experienced a “change in control” as defined in Internal Revenue Code Section 382, which will result in an annual limitation on SDI’s utilization of NOLs in future periods. The Company completed the evaluation of the effects of Section 382 on SDI’s future utilization of its NOLs during the year ended December 31, 2019 and determined that the Company will be limited to $10.6 million of its $33.0 million pre-2018 NOLs over the next 20 years. All NOLs generated after December 31, 2017 have an indefinite life.

The Company follows the provisions of ASC 740-10-25, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company has determined that the Company did not have any uncertain tax positions requiring recognition under the provisions of ASC 740-10-25. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions, if any, as part of interest expense. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. In general, the Company is no longer subject to U.S. federal and state tax examinations for years prior to 2016.

Turning Point has determined that they did not have any uncertain tax positions requiring recognition as a result of the provisions of ASC 740-10-25. Turning Point’s policy is to recognize interest and penalties accrued on uncertain tax positions as part of interest expense. For the years ended December 31, 2019 and 2018, no estimated interest or penalties were recognized for the uncertainty of tax positions taken. Turning Point files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. In general, Turning Point is no longer subject to U.S. federal and state tax examinations for years prior to 2016.

A reconciliation showing the differences between the Company’s effective tax rate and the U.S. Federal statutory tax rate is as follows:

	For the years ended December 31,
	2019	2018
Federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	0.0%	4.9%
Permanent differences	42.4%	-5.4%
Other	27.9%	0.0%
Valuation allowance	-158.6%	9.3%
Total effective income tax rate	-67.3%	29.8%

The Company’s income tax expense for the years ended December 31, 2019 and 2018 was $1.6 million and $6.3 million, respectively. Turning Point’s effective income tax rate for the years ended December 31, 2019 and 2018 was 12.9% and 19.9%. Turning Point’s permanent differences for the years ended December 31, 2019 and 2018 are primarily related to income tax benefits of $4.6 million ($1.0 million tax effected) and $5.4 million ($1.1 million tax effected), respectively, as a result of stock option exercises.

As a part of the Company’s impairment of other indefinite lived intangible assets as described more fully in Note 11, “Goodwill and Other Intangible Assets,” the Company reversed its deferred tax liability recorded as a part of the purchase of Maidstone during the year ended December 31, 2019. The reversal decreased deferred income taxes by $0.4 million on the consolidated balance sheet as of December 31, 2019 and provided an income tax benefit of $0.4 million to the consolidated statements of (loss) income for the year ended December 31, 2019.

As of December 31, 2019, SDI had U.S. federal net operating loss carryforwards of approximately $37.5 million including those of acquired companies, which will expire as follows:

Year	Net Operating Loss (in thousands)
2022	$1,675
2024	1,039
2025	3
2026	1
2027	1
2028	1,581
2029	353
2030	353
2031	296
2033	754
2034	411
2035	1,268
2036	484
2037	1,133
2038	8,629
2039	7,872
Indefinite	11,610
Total	$37,463

SDI is subject to U.S. federal income tax, as well as income taxes of multiple state jurisdictions.

SDI recognizes accrued interest expense and penalties related to uncertain tax benefits that have resulted in a refund or reduction of income taxes paid. Unrecognized tax benefits aggregating $0.4 million would reduce already existing net operating loss and tax credit carryforwards and therefore require no accrual for interest or penalty in any of the years 2019 or 2018. The remaining unrecognized tax benefit of less than $10,000 include de minimis interest and penalty where required.

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

Note 22. Contingencies

The Company is a party from time to time to various proceedings in the ordinary course of business. For a description of the Master Settlement Agreement, to which the Company is a party, see Note 2, “Financial Statements and Supplementary Data—Summary of Significant Accounting Policies: Risk and Uncertainties.” Other than the proceedings mentioned below, there is no material litigation, arbitration or governmental proceeding currently pending against the Company or any of its officers or directors in their capacity as such, and the Company and its officers and directors have not been subject to any such proceeding.

Turning Point

Other major tobacco companies are defendants in product liability claims. In a number of these cases, the amounts of punitive and compensatory damages sought are significant and could have a material adverse effect on Turning Point’s business and results of operations.

Turning Point is subject to several lawsuits alleging personal injuries resulting from malfunctioning vaporizer devices or consumption of e-liquids and may be subject to claims in the future relating to other NewGen products. Turning Point is still evaluating these claims and the potential defenses to them. For example, Turning Point did not design or manufacture the products at issue; rather, Turning Point was merely the distributor.  Nonetheless, there can be no assurance that Turning Point will prevail in these cases, and they could have a material adverse effect on the financial position, results of operations, or cash flows of Turning Point.

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

On October 8, 2019, the City of New York filed a complaint against twenty-three companies, including IVG and VaporFi, making various allegations including selling to consumers over the age of 18 but under 21. In response, those subsidiaries have ceased all sales into New York City, which was an immaterial market for those businesses. This proceeding was settled for monetary terms which were not material and certain structural remedies that the subsidiaries deemed acceptable.

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

The Company has experienced continuing losses in its Insurance segment, primarily driven by increases in losses and loss adjustment expenses, along with the full impairment of its goodwill and other intangible asset balances. The Company has no plans to contribute additional capital to its Insurance segment and anticipates it will continue to incur losses for the foreseeable future. In August 2019, Maidstone consented to the entry of an order of liquidation pursuant to Article 74 of the New York Consolidated Insurance Law (“Order of Liquidation”) with the New York State Department of Financial Services (the “NYSDFS”) and began to negotiate the terms of the Order of Liquidation with the NYSDFS. As of December 31, 2019, the NYSDFS has not yet filed its petition for the entry of an Order of Liquidation. If the entry of the Order of Liquidation is approved, the Company expects to be relieved of all the assets and liabilities of Maidstone by the New York State Liquidation Bureau (“NYS Liquidation Bureau”).

On January 14, 2020, the NYSDFS filed a petition for an Order of Liquidation in the Supreme Court of the State of New York, County of Nassau (the “Court”) with respect to Maidstone. On January 21, 2020, the Court issued an order to show cause establishing February 13, 2020 as the date of a hearing before the Court with respect to the Order of Liquidation. On February 13, 2020, the Court conducted a hearing with respect to the Order of Liquidation and, thereafter, approved the Order of Liquidation. As of February 13, 2020, the Company considered the control and assets of Maidstone vested with the NYS Liquidation Bureau. See Note 29, “Subsequent Events” for further information.

Concentrations

Maidstone primarily wrote personal automobile and homeowner’s insurance in New York. Maidstone’s financial position, results of operations and cash flows are susceptible to risks as a result of these concentrations. In addition, Maidstone wrote a significant amount of business through brokers and a credit risk exists should any of these brokers be unable to fulfill their obligations with respect to the payment of insurance balances. Since April 1 and July 1, 2019, Maidstone is no longer writing new personal automobile and homeowner’s insurance policies, respectively. As prescribed by section 3425 of the New York Insurance Law, Maidstone continued to write renewal policies for existing personal automobile and homeowner’s insurance policyholders until its liquidation on February 13, 2020, see Note 29, “Subsequent Events” for further information.

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

Note 23. Legal Settlement

Turning Point engaged in discussions and mediation with VMR Products LLC (“VMR”), which was acquired in 2018. Pursuant to a Distribution and Supply Agreement (“VMR Agreement”), VMR was providing Turning Point with V2 e-cigarettes for the exclusive distribution in bricks-and-mortar stores in the United States. Under the terms of the VMR Agreement, in the event of termination following a change in control, the acquirer was required to make a payment to Turning Point under a formula designed to provide Turning Point with a fair share of the value created by Turning Point’s performance under the VMR Agreement. The discussions have been completed and Turning Point received $6.7 million in the second quarter 2019 to settle the issue.  Net of legal costs and reserves for anticipated future returns associated with the discontinuance, Turning Point recorded a $5.5 million gain in the second quarter 2019, which was recorded as a reduction to selling, general, and administrative expenses.

Note 24. Earnings Per Share

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

The following tables set forth the computation of basic and diluted net income per share of Class A and Class B common stock:

	Years Ended December 31,
(In thousands, except share and per share amounts)	2019	2018
Basic net (loss) income per common share calculation:
Net (loss) income attributable to SDI	$(10,623)	$2,381

Weighted average Class A common shares outstanding – basic	9,048,439	8,767,400
Weighted average Class B common shares outstanding – basic	7,749,627	7,930,142
Weighted average common shares outstanding – basic	16,798,066	16,697,542
Net (loss) income attributable to SDI per share of common stock – basic	$(0.63)	$0.14

	Years Ended December 31,
(In thousands, except share and per share amounts)	2019	2018
Diluted net (loss) income attributable to SDI per common share calculation:
Net (loss) income attributable to SDI	$(10,623)	$2,381
Impact of subsidiary dilutive securities (1)	(138)	(206)
Net (loss) income attributable to SDI - diluted	(10,761)	2,175

Weighted average Class A common shares outstanding – basic	9,048,439	8,767,400
Weighted average Class B common shares outstanding – basic	7,749,627	7,930,142
Dilutive impact of stock options and restricted stock awards	-	50,043
Weighted average common shares outstanding – diluted	16,798,066	16,747,585
Net (loss) income attributable to SDI per share of common stock – diluted	$(0.64)	$0.13

(1)
The Company records an adjustment to net (loss) income in the relevant period for the dilutive impact of subsidiary stock-based awards on the Company’s reported net (loss) income for purposes of calculating net (loss) income per share.

For the years ended December 31, 2019 and 2018, 2,463 of stock options have been excluded from the computation of diluted weighted average shares outstanding, as they are anti-dilutive.

Note 25. Segment Information

In accordance with ASC 280, Segment Reporting, the Company has five reportable segments. Three of the Company’s segments are also those of Turning Point: (1) Smokeless products; (2) Smoking products; and (3) NewGen products. The Smokeless products segment (a) manufactures and markets moist snuff and (b) contracts for and markets chewing tobacco products. The Smoking products segment (a) markets cigarette papers, tubes, and related products; (b) markets and distributes finished cigars and MYO cigar wraps; and (c) processes, packages, markets, and distributes traditional pipe tobaccos. The NewGen products segment (a) markets and distributes e-cigarettes, e-liquids, vaporizers, and certain other products without tobacco and/or nicotine; (b) markets and distributes a wide assortment of vaping and CBD related products to non-traditional retail outlets via VaporBeast, Vapor Shark, Vapor Supply, IVG and Solace; and (c) markets and distributes a wide assortment of vapor and CBD related products to individual consumers via Vapor Shark and VaporFi branded retail outlets in addition to online platforms. Smokeless and Smoking products are distributed primarily through wholesale distributors in the United States while NewGen products are distributed primarily through e-commerce to non-traditional retail outlets in the United States.

Beginning in the first quarter of 2018, as a result of the acquisition of an insurance company, the Company has an additional segment, Insurance. The Insurance segment represents the Company’s property and casualty insurance business, operated through Maidstone, a New York domiciled seller of auto and personal lines. The Company has experienced continuing losses in its Insurance segment, primarily driven by increases in losses and loss adjustment expenses, along with the full impairment of its goodwill and other intangible asset balances. On January 14, 2020, the NYSDFS filed a petition for an Order of Liquidation in the Court with respect to Maidstone. On January 21, 2020, the Court issued an order to show cause establishing February 13, 2020 as the date of a hearing before the Court with respect to the Order of Liquidation. On February 13, 2020, the Court conducted a hearing with respect to the Order of Liquidation and, thereafter, approved the Order of Liquidation. As of February 13, 2020, the Company considered the control and assets of Maidstone vested with the NYS Liquidation Bureau. See Note 29, “Subsequent Events” for further information.

The Company also reports an Other segment, which includes the results of operations of SDI and Standard Outdoor and assets of the consolidated Company not assigned to the five reportable segments, including Turning Point deferred taxes, deferred financing fees, and investments in subsidiaries. Elimination includes the elimination of intercompany accounts between segments. The Company had no customer that accounted for more than 10% of net sales in 2019 or 2018.

The accounting policies of these segments are the same as those of the Company. Corporate costs of Turning Point are not directly charged to the three reportable segments in the ordinary course of operations. The Company evaluates the performance of its segments and allocates resources to them based on operating income.

The tables below present financial information about reported segments:

	For the year ended December 31,
	2019	2018
(In thousands)
Revenues
Smokeless Products	$99,894	$90,031
Smoking Products	108,733	111,507
NewGen Products	153,362	131,145
Insurance	26,971	30,657
Other(1)	2,818	2,445
Total	391,778	365,785

Operating Income (Loss)
Smokeless Products	35,978	28,920
Smoking Products	45,058	42,650
NewGen Products	(20,629)	6,752
Insurance	(8,732)	(3,195)
Other(1)	(39,079)	(35,009)
Total	12,596	40,118

Interest expense	20,194	17,237
Interest and investment income	(2,749)	(736)
Loss on extinguishment of debt	2,267	2,384
Net periodic benefit (income) expense, excluding service cost	(4,961)	131
(Loss) income before income taxes	$(2,155)	$21,102

Capital Expenditures
Smokeless products	$2,823	$1,559
Smoking products	-	-
NewGen products	1,992	708
Insurance	45	83
Other(1)	15	214
Total	$4,875	$2,564
Depreciation and amortization
Smokeless products	$1,608	$1,360
Smoking products	-	-
NewGen Products	2,481	1,750
Insurance	140	214
Other(1)	1,535	1,312
Total	$5,764	$4,636

	As of December 31,
(In thousands)	2019	2018
Assets
Smokeless Products	$120,723	$99,441
Smoking Products	145,831	142,520
NewGen Products	90,899	95,397
Insurance	33,948	52,169
Other (1)	119,645	32,416
Total	$511,046	$421,943

(1)
“Other” includes sales, operating income or assets that are not assigned to the other four reportable segments, such as sales, operating income or assets (including corporate cash) of SDI and Standard Outdoor, and Turning Point deferred taxes, deferred financing fees, and investments in subsidiaries. All goodwill has been allocated to reportable segments.

Revenue Disaggregation—Sales Channel

Revenues of the Smokeless and Smoking segments are primarily comprised of sales made to wholesalers while NewGen sales are made to business to business and business to consumer, both online and through Turning Point’s corporate retail stores. NewGen net sales are broken out by sales channel below.

	NewGen Segment For the year ended December 31,
(In thousands)	2019	2018
Business to business	$112,580	$105,736
Business to consumer	31,348	15,624
Business to consumer- corporate store	9,273	9,631
Other	161	154
Total	$153,362	$131,145

Net Sales - Domestic and Foreign

The following table shows a breakdown of consolidated net sales between domestic and foreign.

	For the year ended December 31,
(In thousands)	2019	2018
Domestic	$377,405	$350,148
Foreign	14,373	15,637
Total	$391,778	$365,785

Note 26. Related Party Transactions

SDI has engaged the services of CFGI, formerly Pine Hill Group, and Edward J. Sweeney to serve as interim Chief Financial Officer effective May 31, 2017. Mr. Sweeney carries out his role as interim Chief Financial Officer of the Company pursuant to an agreement between the Company and CFGI. Mr. Sweeney is a partner at CFGI. The agreement outlines the scope of responsibilities of CFGI, as well as Mr. Sweeney’s role. These include, but are not limited to, services provided to the Company as interim Chief Financial Officer, controllership services, technical accounting and financial reporting services, and risk, valuation and transaction advisory services. CFGI is compensated at an hourly rate for performing services pursuant to the agreement. CFGI is responsible for all payments to Mr. Sweeney. As a result, Mr. Sweeney has received no direct compensation from the Company and the amount of aggregate payments made to CFGI is based on the amount of work performed on the Company’s behalf by all CFGI resources. During the years ended December 31, 2019 and 2018, the Company incurred expenses of $1.0 million and $1.1 million, respectively, related to services provided by CFGI.

The Company entered into a lease agreement for office space for its corporate headquarters from its parent company, Standard General L.P. (“Standard General”). Rental payments under the lease of $0.1 million were paid to Standard General during the year ended December 31, 2019.

Note 27. Statutory Information

Maidstone is subject to insurance laws and regulations in the jurisdictions in which it operates. These regulations include certain restrictions on the amount of dividends or other distributions available to unit holders.

Under the insurance laws of New York State, Maidstone is restricted (on a basis of the lower of 10% of Maidstone’s statutory surplus at the end of the preceding twelve-month period or 100% of Maidstone’s adjusted net investment income for the preceding twelve-month period) as to the amount of dividends that Maidstone may declare or pay in any twelve-month period without prior approval of the NYSDFS. As of December 31, 2019, the maximum amount of dividends that may be paid by Maidstone without approval of the NYSDFS was $-0-. Further, under New York State law, companies may pay cash dividends only from earned surplus on a statutory basis. No dividends were declared or paid by Maidstone during the years ended December 31, 2019 or 2018.

Maidstone is subject to certain risk-based capital (“RBC”) requirements as specified by the National Association of Insurance Commissioners (“NAIC”). Under such requirements, the amount of capital and surplus maintained by a property and casualty insurance company is to be determined on various risk factors including risk-based capital ratios. In August 2019, Maidstone reported a negative statutory capital and surplus to the NYSDFS for the second quarter of 2019. Due to the negative statutory surplus, the NYSDFS requested that Maidstone consent to an Order of Liquidation and in August 2019 Maidstone consented to the filing of a petition for the entry of an Order of Liquidation. As of December 31, 2019, the NYSDFS had not yet filed the petition for the entry of an Order of Liquidation. If approved, an Order of Liquidation would relieve the Company of the assets and liabilities of Maidstone, which would be transferred to the New York Liquidation Bureau.

On January 14, 2020, the NYSDFS filed a petition for an Order of Liquidation in the Supreme Court of the State of New York, County of Nassau (the “Court”) with respect to Maidstone. On January 21, 2020, the Court issued an order to show cause establishing February 13, 2020 as the date of a hearing before the Court with respect to the Order of Liquidation. On February 13, 2020, the Court conducted a hearing with respect to the Order of Liquidation and, thereafter, approved the Order of Liquidation. As of February 13, 2020, the Company considered the control and assets of Maidstone vested with the NYS Liquidation Bureau. See Note 29, “Subsequent Events” for further information.

Statutory combined capital and surplus and net loss of Maidstone as of December 31, 2019 and 2018 was as follows (in thousands):

	December 31, 2019	December 31, 2018
Statutory capital and (deficit) surplus	$(1,072)	$4,769
Statutory loss	$(6,244)	$(9,559)

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

Note 28. Selected Quarterly Financial Information (Unaudited)

The following table presents the quarterly operating results:

(In thousands, except per share data)	1st		2nd	3rd	4th
2019
Net revenues	$100,012		$101,764	$104,064	$85,938
Net (loss) income attributable to SDI	(3,543)	(1)	962	234	(8,276)	(2)(3)
Basic net (loss) income attributable to SDI per share	$(0.21)		$0.06	$0.01	$(0.50)
Diluted net (loss) income attributable to SDI per share	$(0.21)		$0.05	$0.01	$(0.50)

2018
Net revenues	$82,066		$89,270	$91,595	$102,854
Net income (loss) attributable to SDI	521	(4)	3,528	1,367	(3,035)
Basic net income (loss) attributable to SDI per share	$0.03		$0.21	$0.08	$(0.18)
Diluted net income (loss) attributable to SDI per share	$0.03		$0.20	$0.08	$(0.18)

(1)	Includes $2,826 of impairment loss on goodwill and other intangible assets in the Insurance segment
(2)	Includes Turning Point corporate and vapor restructuring costs of $12.7 milion, net of tax of $5.1 million
(3)	Includes out of period non-cash interest expense adjustment related to the convertible debt of $0.8 million, net of tax of $0.3 million, related to the prior quarters of 2019
(4)	Includes $1,883 of loss on extinguishment of debt, net of tax of $501

The amounts presented in the table above are computed independently for each quarter. As a result, their sum may not equal the total year amounts.

Note 29. Subsequent Events

Maidstone Liquidation

On January 14, 2020, the NYSDFS filed a petition for an Order of Liquidation in the Court with respect to Maidstone. On January 21, 2020, the Court issued an order to show cause establishing February 13, 2020 as the date of a hearing before the Court with respect to the Order of Liquidation. On February 13, 2020, the Court conducted a hearing with respect to the Order of Liquidation and, thereafter, approved the Order of Liquidation. As of February 13, 2020, the Company considered the control and assets of Maidstone vested with the NYS Liquidation Bureau. The Company expects to dissolve the remaining entities in the Insurance segment in the near term and account for the Segment as a discontinued operation in its first quarter 2020 financial statements.

Turning Point Share Repurchase

On February 25, 2020 Turning Point’s Board of Directors approved a $50.0 million share repurchase authorization, which is intended for opportunistic execution based upon a variety of factors including market dynamics. The authorization will be subject to the ongoing discretion of the Turning Point Board of Directors.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with participation of the Company’s Interim Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2019. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2019 solely due to the material weakness in Turning Point's internal control over financial reporting related to the third-party valuation of Turning Point’s convertible debt as described below.

Internal Control

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report that provides management’s assessment of our internal control over financial reporting as part of this Annual Report on Form 10-K for the year ended December 31, 2019. Management’s report is included below under the caption entitled “Management’s Report on Internal Control Over Financial Reporting,” and is incorporated herein by reference. Our independent registered public accounting firm is not yet required to formally attest to the effectiveness of our internal controls over financial reporting and will not be required to do so for as long as we are a non-accelerated filer.

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

Under the supervision and with the participation of our management, including our CEO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO ICF”).

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on our evaluation under the framework in COSO ICF, our management concluded that our internal control over financial reporting was not effective as of December 31, 2019 solely due to a material weakness in Turning Point’s internal control over financial reporting related to the valuation of Turning Point’s convertible debt as described below. In conducting management's evaluation as described above, Solace was excluded. The operations of Solace excluded from management's assessment of internal control over financial reporting, represent approximately 0.7% of the Company's consolidated revenues and approximately 2.2% of total assets as of December 31, 2019.

During the preparation of Turning Point’s annual financial statements and the conduct of the annual financial statements audit, Turning Point management identified a material weakness in Turning Point’s internal control over financial reporting relating to oversight and review of the work of the third-party valuation specialists retained to conduct the valuation of Turning Point’s convertible debt issued in the third quarter of 2019 which contains an equity classified embedded derivative. This identification led our management to identify a material weakness in our internal control over financial reporting based on the same issues. This material weakness resulted in errors in our financial statements and related disclosures related to the valuation of Turning Point’s convertible debt as of and for the quarter ended September 30, 2019.  As a result, the debt discount on Turning Point’s convertible debt was increased by $32 million with an offset to additional paid-in-capital, noncontrolling interests and deferred income taxes, which debt discount will be amortized to interest expense over the life of the loan.

To remediate the material weakness, Turning Point has subsequently enhanced the design and expanded its management review controls around the use of third-party valuation specialists. Specifically, Turning Point management has implemented procedures to review the qualifications of third-party valuation specialists and to perform additional steps to evaluate and accept the work product of such specialists.  The remediation was complete and deemed effective as of March 6, 2020. Our management has concluded that the implementation of these procedures has also remediated the material weakness in our internal control over financial reporting.

Our independent registered public accounting firm is not yet required to formally attest to the effectiveness of our internal controls over financial reporting and will not be required to do so for as long as we are a non-accelerated filer.

Changes in Internal Controls over Financial Reporting

Other than the steps taken to remediate the material described above under “Management’s Report on Internal Control over Financial Reporting”, management has determined that there were no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

/s/ Gregory H.A. Baxter	/s/ Edward J. Sweeney
Gregory H.A. Baxter	Edward J. Sweeney
Executive Chairman of the Board and Interim Chief Executive Officer	Interim Chief Financial Officer

Date: March 16, 2020	Date: March 16, 2020

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information with respect to this item is set forth in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, which is to be filed with the Securities and Exchange Commission no later than April 29, 2020 (our “Proxy Statement”), and which is incorporated herein by reference. Information relating to our Code of Business Conduct and Ethics and, to the extent applicable, compliance with Section 16(a) of the 1934 Act is set forth in our Proxy Statement, and is incorporated herein by reference.

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

1. Financial Statements

(a) See the Consolidated Financial Statements which begin on page 65 of this report.

2. Financial Statement Schedules

Schedule I–Financial information of Registrant as of December 31, 2019 and 2018 and for the years ended December 31, 2019 and 2018.

3. Exhibits

Exhibit Number	Description

2.1	Contribution and Exchange Agreement, dated as of November 25, 2016, by and among Special Diversified Opportunities Inc., Standard General Master Fund L.P., P Standard General Ltd. and Standard General Focus Fund L.P.	(1)

2.2	First Amendment to Contribution and Exchange Agreement, dated as of January 25, 2017, by and among Special Diversified Opportunities Inc., Standard General Master Fund L.P., P Standard General Ltd. and Standard General Focus Fund L.P.	(2)

2.3	Second Amendment to Contribution and Exchange Agreement, dated as of April 5, 2017, by and among Special Diversified Opportunities Inc., Standard General Master Fund L.P., P Standard General Ltd. and Standard General Focus Fund L.P.	(3)

2.4	Third Amendment to Contribution and Exchange Agreement, dated as of May 3, 2017, by and among Special Diversified Opportunities Inc., Standard General Master Fund L.P., P Standard General Ltd. and Standard General Focus Fund L.P.	(4)

2.5	Stock Purchase Agreement, dated as of November 23, 2016, between Special Diversified Opportunities Inc. and Interboro LLC	(5)

2.6	Asset Purchase Agreement, dated as of November 4, 2016, between Standard Outdoor Southwest LLC and Metro Outdoor of Austin LLC	(2)

2.7	Stock Purchase Agreement dated as of November 17, 2016, by and among National Tobacco Company, L.P., the Sellers named therein and Smoke Free Technologies, Inc.	(6)

2.8#	International Vapor Group Stock Purchase Agreement dated as of September 5, 2018, between Turning Point Brands, Inc. and International VaporGroup, LLC.	(6)

3.1	Sixth Amended and Restated Certificate of Incorporation of the Company	(7)

3.2	Third Amended and Restated Bylaws of the Company	(8)

4.1	Registration Rights Agreement, dated as of June 1, 2017, among the Registrant, Standard General Master Fund L.P., P Standard General Ltd. and Standard General Focus Fund L.P.	(9)

4.2	Registration Rights Agreement, dated as of May 10, 2016, by and among Turning Point Brands, Inc. and the stockholders named therein.	(6)

4.3	Indenture, dated as of July 30, 2019, between Turning Point Brands, Inc. and GLAS Trust Company LLC, as trustee (including the Form of Note as Exhibit A thereto)	(10)

4.4	Description of Class A common stock of the Company (filed herewith)

10.1	2017 Omnibus Equity Compensation Plan of the Company*	(11)

10.2	1998 Employee Stock Purchase Plan*	(12)

10.3	Contract Manufacturing, Packaging and Distribution Agreement dated as of September 4, 2008, between National Tobacco Company, L.P. and Swedish Match North America, Inc.	(6)

10.4	Amended and Restated Distribution and License Agreement dated as of November 30, 1992, between Bolloré Technologies, S.A. and North Atlantic Trading Company, Inc., as predecessor to North Atlantic Operating Company, Inc. (U.S.)	(6)

10.5	Amended and Restated Distribution and License Agreement dated as of November 30, 1992, between Bolloré Technologies, S.A. and North Atlantic Trading Company, Inc., as predecessor to North Atlantic Operating Company, Inc. (Canada)	(6)

10.6	Amendment to the Amended and Restated Distribution and License Agreement dated March 31, 1993 between Bolloré Technologies, S.A. and North Atlantic Trading Company, Inc.	(6)

10.7	Amendment to the Amended and Restated Distribution and License Agreements dated June 10, 1996, between Bolloré Technologies, S.A. and North Atlantic Trading Company, Inc. (U.S. & Canada)	(6)

10.8	Amendment to the Amended and Restated Distribution and License Agreement dated September 1996, between Bolloré Technologies, S.A. and North Atlantic Trading Company, Inc. (U.S. & Canada)	(6)

10.9	Restated Amendment to the Amended and Restated Distribution and License Agreement between Bolloré Technologies, S.A. and North Atlantic Operating Company, Inc. dated June 25, 1997 (U.S. & Canada)	(6)

10.10	Amendment to the Amended and Restated Distribution and License Agreement dated October 22, 1997, between Bolloré Technologies, S.A. and North Atlantic Operating Company, Inc. (U.S. & Canada)	(6)

10.11	Amendment to the Amended and Restated Distribution and License Agreement dated June 19, 2002, between Bolloré S.A. and North Atlantic Operating Company, Inc. (U.S. & Canada)	(6)

10.12	Trademark Consent Agreement, dated March 26, 1997, between Bolloré Technologies, S.A. and North Atlantic Trading Company, Inc.	(6)

10.13	Amendment to the Amended and Restated Distribution and License Agreement dated February 28, 2005, between Bolloré S.A. and North Atlantic Operating Company, Inc. (U.S. & Canada)	(6)

10.14	Amendment to the Amended and Restated Distribution and License Agreement dated April 20, 2006, between Bolloré S.A. and North Atlantic Operating Company, Inc. (U.S. & Canada)	(6)

10.15	Amendment to the Amended and Restated Distribution and License Agreement dated March 10, 2010, between Bolloré S.A. and North Atlantic Operating Company, Inc. (U.S. & Canada)	(6)

10.16	Consent Agreement dated as of April 4, 1997, between Bolloré Technologies, S.A. and North Atlantic Trading Company, Inc.	(6)

10.17	Amendment No. 1 to Consent Agreement dated as of April 9, 1997, between Bolloré Technologies, S.A. and North Atlantic Operating Company, Inc.	(6)

10.18	Amendment No. 2 to Consent Agreement dated as of June 25, 1997, between Bolloré Technologies, S.A. and North Atlantic Operating Company, Inc.	(6)

10.19	Trademark Consent Agreement dated July 31, 2003, among Bolloré Technologies, S.A., North Atlantic Trading Company, Inc. and North Atlantic Operating Company, Inc.	(6)

10.20	Amendment No. 2 to Trademark Consent Agreement dated December 17, 2012, between Bolloré S.A. and North Atlantic Operating Company, Inc.	(6)

10.21	License and Distribution Agreement dated March 19, 2013 between Bolloré S.A. and North Atlantic Operating Company, Inc.	(6)

10.22	Distributors Supply Agreement dated as of April 1, 2013, between National Tobacco Company, L.P. and JJA Distributors, LLC	(6)

10.23	Amendment No. 1 to the Amended and Restated Exchange and Stockholders’ Agreement dated April 28, 2016	(6)

10.24	First Lien Credit Agreement dated as of February 17, 2017, by and among Turning Point Brands, Inc., Fifth Third Bank, and the lenders party thereto	(6)

10.25	Second Lien Credit Agreement dated as of February 17, 2017, by and among Turning Point Brands, Inc., as the Borrower, Prospect Capital Corporation, as administrative agent, and the lenders party thereto	(6)

10.26	First Lien Guaranty and Security Agreement dated as of February 17, 2017, by and among Turning Point Brands, Inc., Fifth Third Bank, and the lenders party thereto	(6)

10.27	Second Lien Guaranty and Security Agreement dated as of February 17, 2017, by and among Turning Point Brands, Inc., Prospect Capital Corporation, and the lenders party thereto	(6)

10.28	Intercreditor Agreement dated as of February 17, 2017, by and among Turning Point Brands, Inc., the other grantors party thereto, Fifth Third Bank, as first lien collateral agent, and Prospect Capital Corporation, as second lien collateral agent	(6)

10.29	Amended and Restated First Lien Credit Agreement, dated as of March 7, 2018, by and among Turning Point Brands, Inc. and its subsidiaries, as the obligors, Fifth Third Bank, as administrative agent, and the lenders party thereto	(6)

10.30	Amended and Restated Second Lien Credit Agreement, dated as of March 7, 2018, by and among Turning Point Brands, Inc. and its subsidiaries, as obligors, Prospect Capital Corporation, as administrative agent, and the lenders party thereto	(6)

10.31	Omnibus Amendment, Reaffirmation Agreement and Joinder, dated as of March 7, 2018, by and among Turning Point Brands, Inc. and its subsidiaries, as the Grantors, Fifth Third Bank, as administrative agent, and the lenders party thereto	(6)

10.32	Second Lien Omnibus Amendment, Reaffirmation Agreement and Joinder, dated as of March 7, 2018, by and among Turning Point Brands, Inc. and its subsidiaries, as the Grantors, Fifth Third Bank, as administrative agent, and the lenders party thereto	(6)

10.33	First Amendment to Second Lien Intercreditor Agreement, dated as of March 7, 2018, by and among Turning Point Brands, Inc., and the other grantors party thereto, Fifth Third Bank, as first lien collateral agent, and Prospect Capital Corporation, as second lien collateral agent	(6)

10.34	Form of Installment Note issued to VaporBeast Stockholders on November 30, 2016	(6)

10.35	Form of 18-Month Note issued to VaporBeast Stockholders on November 30, 2016	(6)

10.36	Form of Guaranty to VaporBeast Shareholders dated November 17, 2016	(6)

10.37	Capital on DemandTM Sales Agreement, dated August 10, 2018, by and between Standard Diversified Inc. and JonesTrading Institutional Services LLC	(13)

10.38	Asset Purchase Agreement, dated as of January 18, 2018, by and between Standard Outdoor Southeast I LLC and Quality I/N Signs and Outdoor Advertising, LLC	(8)

10.39+	Promissory Note and Security Agreement, dated as of January 18, 2018, by and between Standard Outdoor Southeast I LLC and Quality I/N Signs and Outdoor Advertising, LLC	(8)

10.40	Asset Purchase Agreement, dated as of February 20, 2018, by and between Standard Outdoor Southeast II LLC and Vista Outdoor Corporation	(8)

10.41+	Promissory Note and Security Agreement, dated as of February 20, 2018, by and between Standard Outdoor Southeast I LLC and Vista Outdoor Corporation	(8)

10.42	Term Loan Agreement, dated as of September 18, 2019, by and among Standard Diversified Inc. and GACP II, L.P., a Delaware limited partnership, as administrative agent and collateral agent for the financial institutions from time to time party thereto and for itself	(14)

10.43	First Amendment to Amended and Restated First Lien Credit Agreement, dated as of July 24, 2019, among Turning Point Brands, Inc., Guarantors party thereto, the Lenders party thereto and Fifth Third Bank, as administrative agent and L/C lender	(15)

10.44	Form of Capped Call Agreement	(10)

21.1	Subsidiaries of the Company (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) af the Securities Exchange Act, as amended (filed herewith)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101
XBRL (eXtensible Business Reporting Language). The following materials from Standard Diversified, Inc.’s Annual Report on Form 10-K for the years ended December 31, 2019 and 2018, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of (loss) income, (iii) consolidated statements of comprehensive (loss) income, (iv) consolidated statements of equity, (v) consolidated statements of cash flows, and (vi) notes to the consolidated financial statements.*

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed November 25, 2016 and incorporated by reference herein.
(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-215802) filed on January 30, 2017 (the “2017 S-4”) and incorporated by reference herein.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed April 6, 2017 and incorporated by reference herein.
(4)	Filed as an exhibit to Amendment No. 4 to the 2017 S-4 filed on May 5, 2017 and incorporated by reference herein.
(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed November 25, 2016 and incorporated by reference herein.
(6)	Filed as an exhibit to the Annual Report on Form 10-K of Turning Point Brands, Inc. filed on March 7, 2019 and incorporated by reference herein.
(7)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed August 10, 2018 and incorporated by reference herein.
(8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2018 and incorporated by reference herein.
(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 5, 2017 and incorporated by reference herein.

(10)	Filed as an exhibit to the Current Report on Form 8-K of Turning Point Brands, Inc. filed with the SEC on July 31, 2019 and incorporated by reference herein.
(11)	Filed as an exhibit to the Company’s Information Statement on Schedule 14C filed on July 28, 2017 and incorporated by reference herein.
(12)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (No. 333- 68107) filed on November 30, 1998 and incorporated by reference herein.
(13)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed August 10, 2018 and incorporated by reference herein.
(14)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed September 20, 2019 and incorporated by reference herein.
(15)	Filed as an exhibit to the Quarterly Report on Form 10-Q of Turning Point Brands, Inc. filed with the SEC on August 1, 2019 and incorporated by reference herein.

*	Management contract or compensatory plan.
#
Schedules to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

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

STANDARD DIVERSIFIED INC.

Date:	March 16, 2020	/s/ Gregory H.A. Baxter
Gregory H.A. Baxter
Executive Chairman of the Board and Interim Chief Executive Officer

Date:	March 16, 2020	/s/ Edward J. Sweeney
Edward J. Sweeney
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	March 16, 2020	/s/ Gregory H.A. Baxter
Gregory H.A. Baxter
Executive Chairman of the Board and Interim Chief Executive Officer

Date:	March 16, 2020	/s/ Edward J. Sweeney
Edward J. Sweeney
Interim Chief Financial Officer

Date:	March 16, 2020	/s/ Ian Estus
Ian Estus
Director

Date:	March 16, 2020	/s/ David M. Wurzer
David M. Wurzer
Director

Date:	March 16, 2020	/s/ Thomas F. Helms, Jr.
Thomas F. Helms, Jr.
Director

Date:	March 16, 2020	/s/ David Glazek
David Glazek
Director

Date:	March 16, 2020	/s/ Arnold Zimmerman
Arnold Zimmerman
Director

SCHEDULE I

Financial Information of Registrant

STANDARD DIVERSIFIED INC (Parent Company Only)
BALANCE SHEETS
(in thousands)

ASSETS

	December 31, 2019	December 31, 2018

Cash and cash equivalents	$10,495	$12,171
Investments in capital stocks of subsidiaries, at equity	60,231	56,762
Receivables and other assets	743	955
Total Assets	$71,469	$69,888

LIABILITIES AND SHAREHOLDERS’ EQUITY
(in thousands)

	December 31, 2019	December 31, 2018

Current liabilities	$68	$1,984
Notes payable	24,433	14,210
Total liabilities	24,501	16,194
Shareholders’ equity	46,968	53,694
Total liabilities and shareholders’ equity	$71,469	$69,888

STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME
(in thousands)

	For the Year ended December 31, 2019	For the Year ended December 31, 2018

Equity in (loss) income of subsidiaries	$(2,973)	$8,607
Interest and other	101	34
Total	(2,872)	8,641

General and administrative expenses	4,690	4,880
Interest expense	2,102	1,380
Loss on extinguishment of debt	959	-
Total	7,751	6,260
(Loss) income before income tax	(10,623)	2,381
Income tax expense	-	-
Net (loss) income	(10,623)	2,381
Equity in other comprehensive loss of subsidiaries	(39)	(137)
Total comprehensive (loss) income	$(10,662)	$2,244

SCHEDULE I

Financial Information of Registrant

STANDARD DIVERSIFIED INC (Parent Company Only)
STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year ended December 31, 2019	For the Year ended December 31, 2018
Operating Activities:
Net (loss) income	$(10,623)	$2,381
Dividends received from subsidiary	1,772	1,181
Loss on extinguishment of debt	959	-
Stock-based compensation expense	711	744
Amortization of deferred financing costs	166	170
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Equity method investees	2,973	(8,607)
Changes in operating assets and liabilities, net
Receivables and other assets	75	1,093
Accounts payable and accrued liabilities	(1,541)	(719)
Net cash used in operating activities	(5,508)	(3,757)

Investing Activities:
Investments in and advances to subsidiaries	(620)	(10,000)
Acquisitions	-	(9,895)
Net cash used in investing activities	(620)	(19,895)

Financing Activities:
Proceeds from GACP Term Loan, net	24,098	-
(Payments of) proceeds from Crystal Term Loan, net	(15,000)	14,039
Proceeds from issuance of stock, net of issuance costs	-	6,810
Repurchase of SDI common shares	(4,646)	(631)
Net cash provided by financing activities	4,452	20,218

Net decrease in cash	(1,676)	(3,434)

Cash, beginning of period
Unrestricted	12,171	15,605
Restricted	-	-
Total cash at beginning of period	12,171	15,605

Cash, end of period
Unrestricted	10,495	12,171
Restricted	-	-
Total cash at end of period	$10,495	$12,171

SCHEDULE I-NOTES TO THE FINANCIAL STATEMENTS (PARENT ONLY)

NOTE 1. BACKGROUND

These parent company-only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of Standard Diversified Inc. (“SDI”) (as defined in Rule 4-08(e)(3) of Regulation S-X) exceed 25% of the consolidated net assets of the Company. The ability of SDI’s operating subsidiaries to pay dividends is restricted by the terms of the borrowings described in Note 16, “Notes Payable and Long-Term Debt” to the consolidated financial statements.

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

On June 1, 2017, SDI consummated a Contribution and Exchange Transaction (the “Contribution and Exchange”) to acquire a 52.1% controlling interest in Turning Point Brands, Inc. (“Turning Point”). The transaction was accounted for as a recapitalization or reverse acquisition. Turning Point was the accounting acquirer for financial reporting purposes, notwithstanding the legal form of the transaction. The primary reason the transaction was treated as a purchase by Turning Point rather than a purchase by SDI was because SDI was a shell company with limited operations and Turning Point’s stockholders gained majority control of the outstanding voting power of the Company’s equity securities through their collective ownership of a majority of the outstanding shares of Company common stock. Consequently, reverse acquisition accounting has been applied to the transaction. As of December 31, 2019, SDI has a 50.0% ownership interest in Turning Point.

These financial statements include the years ended December 31, 2019 and 2018. During these periods, SDI received dividends of $1.8 million and $1.2 million, respectively, from Turning Point.