Form 10-K/A
period 2019-12-31
STANDARD DIVERSIFIED INC.
filed 2020-04-22
CIK 911649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A (Amendment No. 1)

(Mark One)

⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________ to ____________

Commission File No. 001-36696

STANDARD DIVERSIFIED INC.
(Exact name of Registrant as specified in its charter)

Delaware	56-1581761
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification no.)

767 5th Avenue, 12th Floor
New York, NY	10153
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 922-3752

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Class A Common Stock, $0.01 par value	SDI	NYSE American

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ⌧

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ⌧

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ⌧	Smaller reporting company ⌧
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

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

At April 15, 2020, there were 8,884,183 shares outstanding of the registrant’s Class A common stock, par value $0.01 per share and 7,699,124 shares outstanding of the registrant’s Class B common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None in this Amendment No. 1 on Form 10-K/A.

EXPLANATORY NOTE

On March 16, 2020, Standard Diversified Inc. (the “Company,” “we,” “us,” “our” and “SDI”) filed its Annual Report on Form 10-K for the year ended December 31, 2019 (the “Original Filing”), with the Securities and Exchange Commission (the “SEC”).  The Company indicated that it would incorporate Part III of Form 10-K in the Original Filing by reference to the Company’s definitive proxy statement for its 2020 Annual Meeting of Stockholders.  Because the Company does not anticipate filing its definitive proxy statement by April 29, 2020, the Company is filing this Amendment No. 1 (this “Amendment”) on Form 10-K/A, which amends and restates items identified below with respect to the Original Filing and provides the disclosure required by Part III of Form 10-K.

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

Directors

Gregory H.A. Baxter, Director since 2015, age 66

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

David Glazek, Director since 2017, age 42

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

Thomas F. Helms, Jr., Director since 2017, age 79

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

David M. Wurzer, Director since 2010, age 61

Mr. Wurzer joined the Company as a director in February 2010. Since 2009, Mr. Wurzer has served as Managing Director, Investments, Senior Managing Director, Investments, and beginning April 2014, as Executive Vice President and Chief Investment Officer at Connecticut Innovations (CI), the State’s “venture capital arm”. He is responsible for oversight of the CI Ventures’ venture capital portfolio and team, as well as sourcing and analyzing investment opportunities, leading CI investments in entrepreneurial high-tech ventures and advising portfolio companies. Prior to joining CI, Mr. Wurzer served as Executive Vice President, Treasurer and Chief Financial Officer of CuraGen Corporation, a biopharmaceutical development company, from September 1997 through December 2007. He has over 30 years of financial experience with growth-oriented companies, including direct involvement with raising capital, strategic transactions and mergers and acquisitions, for both start-up companies and publicly-held entities. Mr. Wurzer serves on the boards of Thetis Pharmaceuticals, LLC and ReNetX Bio, Inc, which are privately held, and on the board of Bioasis Technologies, Inc. (OTCQB:BIOAF, TSX.V.BTI), a pre-clinical, research-stage biopharmaceutical company developing its proprietary xB3 ™ platform technology for the delivery of therapeutics across the blood-brain barrier (BBB) and the treatment of CNS disorders in areas of high unmet medical need, including brain cancers and neurodegenerative diseases. Mr. Wurzer served until December 2019 on the board of Summit Therapeutics plc (NASDAQ: SMMT, LON:SUMM), a biopharmaceutical company focused on the discovery, development and commercialization of novel medicines for indications for which there are no existing or only inadequate therapies.  Mr. Wurzer holds a BBA degree in Accountancy from the University of Notre Dame.

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

Arnold Zimmerman, Director since 2018, age 82

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

Name	Age	Position

Gregory H.A. Baxter	66	Executive Chairman and Interim Chief Executive Officer

Edward J. Sweeney	50	Interim Chief Financial Officer

Bradford A. Tobin	37	General Counsel and Secretary

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

Corporate Governance

Board Meetings and Committees. Our Board of Directors has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.  The committees report their actions to the full Board at the Board’s next regular meeting.  The following table shows on which of our Board’s committees each of our directors served.

Our Board of Directors held eleven (11) meetings in the fiscal year ended December 31, 2019.  The Company does not have a specific written policy with regard to attendance of directors at our annual meetings of stockholders, although board member attendance is strongly encouraged.  Of our six current directors, all attended at least 75% of the total number of meetings held by the Board and all committees on which the director served.  At each meeting of the Board of Directors, there was an executive session attended only by the Independent Directors.

Committee
Board Member	Audit	Compensation	Nominating & Corporate Governance
Gregory H.A. Baxter
Ian Estus
David Glazek		X*	X
Thomas F. Helms, Jr.	X	X	X*
David M. Wurzer	X*	X	X
Arnold Zimmerman	X

*	Chairperson

General Duties of Each Committee

The general duties of each committee are as follows:

Audit Committee

The Board of Directors has adopted a written Audit Committee Charter.  A copy of the Audit Committee Charter is posted on our website under “Investor Relations/Corporate Governance.”

•	Selects the Company’s independent auditors.

•	Reviews the results and scope of the annual audit and the services provided by the Company’s independent auditors.

•	Reviews the recommendations of the Company’s independent auditors with respect to the accounting system and controls.

•	Review and approve related parties’ transactions.

•	Met four (4) times during our fiscal year ended December 31, 2019.

Compensation Committee

The Board of Directors has adopted a written Compensation Committee Charter.  A copy of the Compensation Committee Charter is posted on our website under “Investor Relations/Corporate Governance.”

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

Nominating and Corporate Governance Committee

The Board of Directors has adopted a written Nominating and Corporate Governance Committee Charter.  A copy of the Nominating and Corporate Governance Committee Charter is posted on our website under “Investor Relations/Corporate Governance.”

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

 Section 16(a) Beneficial Ownership Reporting Compliance.  Based solely on our review of copies of forms filed pursuant to Section 16(a) and submitted to us during and with respect to our fiscal year ended December 31, 2019, we believe that, during our fiscal year ended December 31, 2019, our executive officers and directors, and beneficial owners of more than 10% of our Common Stock, made all required filings under Section 16(a) of the Securities Exchange Act on a timely basis, except as follows: Standard General L.P. filed a Form 4 with respect to a September 5, 2018 transaction late, on February 15, 2019; Mr. Helms, a member of our Board, filed a Form 4 with respect to a March 11, 2019 late, on May 9, 2019; Mr. Baxter, our Executive Chairman and Interim CEO, filed a Form 4 with respect to a June 9, 2019 transaction late, on June 17, 2019; Mr. Estus, our former CEO, filed a Form 4 with respect to a June 9, 2019 transaction late, on June 17, 2019; and Mr. Tobin, our Secretary and General Counsel, filed a Form 4 with respect to a December 31, 2018 transaction late, on August 28, 2019.

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

Summary Compensation Table

The following table lists, for our fiscal years ended December 31, 2019 and December 31, 2018, cash and other compensation paid to, or accrued by us, for our chief executive officer and each of the persons who, based upon total annual salary, annual incentive compensation and bonus, was one of our other two most highly compensated executives during the fiscal year ended December 31, 2019.

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	All Other Compensation	Total

Gregory H.A. Baxter	2019	$51,713	--	--	--	$51,713
Executive Chairman and	2018	$96,405	--	--	--	$96,405
Interim CEO

Edward J. Sweeney	2019	--	--	--	--	--
Interim CFO and Treasurer(2)	2018	--	--	--	--	--

Bradford A. Tobin	2019	$177,083	--	--	--	$177,083
General Counsel and	2018	$200,000	--	$348,306	--	$548,306
Secretary

(1)
Represents the grant date fair value of restricted share awards calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.  See Note 20 to the Company’s consolidated financial statements included in the Company's Annual Report for the year ended December 31, 2019 for additional information regarding restricted shares.

(2)
Mr. Sweeney was appointed as Interim Chief Financial Officer subject to an agreement between the Company and CFGI (successor to Pine Hill Group). CFGI is compensated at fixed hourly rates on actual hours incurred by CFGI personnel plus reasonable expenses for performing services pursuant to the agreement. CFGI is responsible for all payments to Mr. Sweeney. As a result, Mr. Sweeney does not receive direct compensation from the Company and the amount of aggregate payments made to CFGI are based on the amount of work performed on our behalf.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning unvested restricted share units as of December 31, 2019.  No options to purchase common stock were outstanding on such date.

Name	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested(1)

Gregory H. A. Baxter.	9,454	$138,501

Edward J. Sweeney	--	--

Bradford A. Tobin.	10,851	$158,967

(1)
Calculated by multiplying the number of shares in the preceding column by $14.65, the closing price per share of the Company’s Class A Common Stock on December 31, 2019, the last trading day of our last fiscal year.

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

For the year ended December 31, 2019, the non-employee Board members received payment of the applicable cash retainers for the first quarter of the year, but waived receipt for the remainder of the years.  The following table shows the compensation paid to the members of the Company’s Board of Directors for our fiscal year ended December 31, 2019.

Director Compensation Table

Name and Principal Position	Fees Earned Or Paid In Cash	Share Awards(1)	All Other Compensation	Total
David Glazek(2)	--	--	--	--
Thomas F. Helms, Jr.	$10,875	$32,498	-	$43,373
David M. Wurzer	$12,125	$32,498	-	$44,623
Arnold Zimmerman	$8,875	$32,498	-	$41,373

(1)
Mr. Wurzer, Mr. Helms and Mr. Zimmerman were each granted 2,249 shares of restricted stock on August 17, 2019. These shares vest on the first anniversary of the grant. These amounts are based upon the grant date fair value of the share awards calculated in accordance with ASC Topic 718. The assumptions used in determining the amounts in the column are set forth in Note 20 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Commission.  As of December 31, 2019, Mr. Wurzer owned options to purchase 1,400 shares of Class A Common Stock.

(2)	Mr. Glazek has waived the right to receive compensation for service as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,
DIRECTORS AND MANAGEMENT

The following table presents, as of April 15, 2020 information as to (i) the persons or entities known to the Company to be beneficial owners of more than 5% of the Class A Common Stock or Class B Common Stock, (ii) each director and director nominee, (iii) each of the named executive officers appearing in the Summary Compensation Table under “Executive Compensation” below and (iv) all directors and executive officers of the Company as a group, based on representations of executive officers and directors of the Company and filings received by the Company on Schedule 13D or 13G promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of April 15, 2020, the Company had 8,884,183 shares outstanding of Class A common stock and 7,699,124 shares outstanding of the Class B common stock. The number of shares beneficially owned by the persons or entities named in the table and by all executive officers and directors as a group are presented in accordance with Rule 13d-3 under the Exchange Act.  As of April 15, 2020, there were no unissued shares subject to issuance upon exercise of options or warrants within 60 days. The address of the individual beneficial owners is in care of the Company at its address listed on the first page of this Proxy Statement unless otherwise noted.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Class A Common Stock(1)	Amount and Nature of Beneficial Ownership of Class B Common Stock(1)	Total Beneficial Ownership	Percent of Class A	Percent of Class B
Gregory H.A. Baxter	28,825	-	*	*	*
Ian Estus	81,277	-	*	*	*
Edward J. Sweeney	-	-	*	*	*
Bradford A. Tobin	34,913	-	*	*	*
David M. Wurzer	7,974	3,050	*	*	*
Thomas F. Helms, Jr.	116,341	272,624	2.3%	1.3%	3.5%
David Glazek	-	-	*	*	*
Arnold Zimmerman	2,097	-	*	*	*
All officers and directors as a group (8 persons)	271,427	275,674	3.3%	3.0%	3.6%
Standard General L.P.	6,237,143	7,360,075	81.7%	69.7%	95.0%

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

Independence of the Board of Directors

The Board has determined that Messrs. Wurzer, Glazek and Zimmerman are independent as determined in accordance with the NYSE American listing rules. Mr. Baxter, who is employed by the Company, and Mr. Helms, who within the past three years was employed by Turning Point, are not eligible to be deemed independent in accordance with such standards.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our Audit Committee has selected RSM US LLP (“RSM”) to act in the capacity of independent accountants for the current fiscal year ending December 31, 2020.

Fees Billed by RSM during fiscal 2019 and 2018

We paid the following fees to RSM US LLP for fiscal years 2019 and 2018. This includes fees related to work performed by RSM US LLP for our subsidiaries:

	2019	2018
Audit Fees
SDI	$221,000	$233,000
Maidstone	70,000	89,650
Turning Point	528,000	559,000
Total audit fees	819,000	881,650

Audit-Related Fees
SDI	-	38,000
Maidstone	-	-
Turning Point	-	-
Total audit-related fees	$-	$38,000

Tax Fees	-	-
All Other Fees	-	-
	$819,000	$919,650

Audit Fees

RSM US LLP charged $819,000 in fiscal year 2019 for audit fees and $881,650 in fiscal year 2018 for audit fees. These include professional services in connection with the audits of the SDI’s annual financial statements, the audit of Maidstone’s annual financial statements, as well as the audits of Turning Point’s annual financial statements. They also include reviews of the financial statements included in Quarterly Reports on Form 10-Q for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years shown.

Audit-related Fees

RSM US LLP charged $0 in fiscal year 2019 and $38,000 in fiscal year 2018 for audit-related fees. Fees in 2018 relate to Turning Point’s S-3 Registration Statement and SDI’s S-3 Registration Statement.

Tax Fees

RSM US LLP did not charge the Company for any tax services in fiscal years 2019 or 2018.

All Other Fees

RSM US LLP did not charge the Company for any non-audit services in fiscal year 2019 or 2018.

All of the services described in the preceding paragraphs were approved by the Audit Committee pursuant to applicable regulations

All audit, audit-related, tax and other services were pre-approved by the Audit Committee pursuant to applicable regulations.  The Audit Committee currently pre-approves all engagements of the Company’s accountants to provide both audit and non-audit services, and has not established formal pre-approval policies or procedures.  The Audit Committee did not approve any non-audit services pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X during 2019.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

(a) See the Consolidated Financial Statements which begin on page 65 of this report (as originally filed on March 16, 2020).

2. Financial Statement Schedules

Schedule I–Financial information of Registrant as of December 31, 2019 and 2018 and for the years ended December 31, 2019 and December 31, 2018.

3. Exhibits

Exhibit Number	Description	Reference
2.1	Contribution and Exchange Agreement, dated as of November 25, 2016, by and among Special Diversified Opportunities Inc., Standard General Master Fund L.P., P Standard General Ltd. and Standard General Focus Fund L.P.	(1)

2.2	First Amendment to Contribution and Exchange Agreement, dated as of January 25, 2017, by and among Special Diversified Opportunities Inc., Standard General Master Fund L.P., P Standard General Ltd. and Standard General Focus Fund L.P.	(2)

2.3	Second Amendment to Contribution and Exchange Agreement, dated as of April 5, 2017, by and among Special Diversified Opportunities Inc., Standard General Master Fund L.P., P Standard General Ltd. and Standard General Focus Fund L.P.	(3)

2.4	Third Amendment to Contribution and Exchange Agreement, dated as of May 3, 2017, by and among Special Diversified Opportunities Inc., Standard General Master Fund L.P., P Standard General Ltd. and Standard General Focus Fund L.P.	(4)

2.5	Stock Purchase Agreement, dated as of November 23, 2016, between Special Diversified Opportunities Inc. and Interboro LLC	(5)

2.6	Asset Purchase Agreement, dated as of November 4, 2016, between Standard Outdoor Southwest LLC and Metro Outdoor of Austin LLC	(2)

2.7	Stock Purchase Agreement dated as of November 17, 2016, by and among National Tobacco Company, L.P., the Sellers named therein and Smoke Free Technologies, Inc.	(6)

2.8#	International Vapor Group Stock Purchase Agreement dated as of September 5, 2018, between Turning Point Brands, Inc. and International VaporGroup, LLC.	(6)

3.1	Sixth Amended and Restated Certificate of Incorporation of the Company	(7)

3.2	Third Amended and Restated Bylaws of the Company	(8)

4.1	Registration Rights Agreement, dated as of June 1, 2017, among the Registrant, Standard General Master Fund L.P., P Standard General Ltd. and Standard General Focus Fund L.P.	(9)

4.2	Registration Rights Agreement, dated as of May 10, 2016, by and among Turning Point Brands, Inc. and the stockholders named therein.	(6)

4.3	Indenture, dated as of July 30, 2019, between Turning Point Brands, Inc. and GLAS Trust Company LLC, as trustee (including the Form of Note as Exhibit A thereto)	(10)

4.4	Description of Class A common stock of the Company (previously filed)

10.1	2017 Omnibus Equity Compensation Plan of the Company*	(11)

10.2	1998 Employee Stock Purchase Plan*	(12)

10.3	Contract Manufacturing, Packaging and Distribution Agreement dated as of September 4, 2008, between National Tobacco Company, L.P. and Swedish Match North America, Inc.	(6)

10.4	Amended and Restated Distribution and License Agreement dated as of November 30, 1992, between Bolloré Technologies, S.A. and North Atlantic Trading Company, Inc., as predecessor to North Atlantic Operating Company, Inc. (U.S.)	(6)

10.5	Amended and Restated Distribution and License Agreement dated as of November 30, 1992, between Bolloré Technologies, S.A. and North Atlantic Trading Company, Inc., as predecessor to North Atlantic Operating Company, Inc. (Canada)	(6)

10.6	Amendment to the Amended and Restated Distribution and License Agreement dated March 31, 1993 between Bolloré Technologies, S.A. and North Atlantic Trading Company, Inc.	(6)

10.7	Amendment to the Amended and Restated Distribution and License Agreements dated June 10, 1996, between Bolloré Technologies, S.A. and North Atlantic Trading Company, Inc. (U.S. & Canada)	(6)

10.8	Amendment to the Amended and Restated Distribution and License Agreement dated September 1996, between Bolloré Technologies, S.A. and North Atlantic Trading Company, Inc. (U.S. & Canada)	(6)

10.9	Restated Amendment to the Amended and Restated Distribution and License Agreement between Bolloré Technologies, S.A. and North Atlantic Operating Company, Inc. dated June 25, 1997 (U.S. & Canada)	(6)

10.10	Amendment to the Amended and Restated Distribution and License Agreement dated October 22, 1997, between Bolloré Technologies, S.A. and North Atlantic Operating Company, Inc. (U.S. & Canada)	(6)

10.11	Amendment to the Amended and Restated Distribution and License Agreement dated June 19, 2002, between Bolloré S.A. and North Atlantic Operating Company, Inc. (U.S. & Canada)	(6)

10.12	Trademark Consent Agreement, dated March 26, 1997, between Bolloré Technologies, S.A. and North Atlantic Trading Company, Inc.	(6)

10.13	Amendment to the Amended and Restated Distribution and License Agreement dated February 28, 2005, between Bolloré S.A. and North Atlantic Operating Company, Inc. (U.S. & Canada)	(6)

10.14	Amendment to the Amended and Restated Distribution and License Agreement dated April 20, 2006, between Bolloré S.A. and North Atlantic Operating Company, Inc. (U.S. & Canada)	(6)

10.15	Amendment to the Amended and Restated Distribution and License Agreement dated March 10, 2010, between Bolloré S.A. and North Atlantic Operating Company, Inc. (U.S. & Canada)	(6)

10.16	Consent Agreement dated as of April 4, 1997, between Bolloré Technologies, S.A. and North Atlantic Trading Company, Inc.	(6)

10.17	Amendment No. 1 to Consent Agreement dated as of April 9, 1997, between Bolloré Technologies, S.A. and North Atlantic Operating Company, Inc.	(6)

10.18	Amendment No. 2 to Consent Agreement dated as of June 25, 1997, between Bolloré Technologies, S.A. and North Atlantic Operating Company, Inc.	(6)

10.19	Trademark Consent Agreement dated July 31, 2003, among Bolloré Technologies, S.A., North Atlantic Trading Company, Inc. and North Atlantic Operating Company, Inc.	(6)

10.20	Amendment No. 2 to Trademark Consent Agreement dated December 17, 2012, between Bolloré S.A. and North Atlantic Operating Company, Inc.	(6)

10.21	License and Distribution Agreement dated March 19, 2013 between Bolloré S.A. and North Atlantic Operating Company, Inc.	(6)

10.22	Distributors Supply Agreement dated as of April 1, 2013, between National Tobacco Company, L.P. and JJA Distributors, LLC	(6)

10.23	Amendment No. 1 to the Amended and Restated Exchange and Stockholders’ Agreement dated April 28, 2016	(6)

10.24	First Lien Credit Agreement dated as of February 17, 2017, by and among Turning Point Brands, Inc., Fifth Third Bank, and the lenders party thereto	(6)

10.25	Second Lien Credit Agreement dated as of February 17, 2017, by and among Turning Point Brands, Inc., as the Borrower, Prospect Capital Corporation, as administrative agent, and the lenders party thereto	(6)

10.26	First Lien Guaranty and Security Agreement dated as of February 17, 2017, by and among Turning Point Brands, Inc., Fifth Third Bank, and the lenders party thereto	(6)

10.27	Second Lien Guaranty and Security Agreement dated as of February 17, 2017, by and among Turning Point Brands, Inc., Prospect Capital Corporation, and the lenders party thereto	(6)

10.28	Intercreditor Agreement dated as of February 17, 2017, by and among Turning Point Brands, Inc., the other grantors party thereto, Fifth Third Bank, as first lien collateral agent, and Prospect Capital Corporation, as second lien collateral agent	(6)

10.29	Amended and Restated First Lien Credit Agreement, dated as of March 7, 2018, by and among Turning Point Brands, Inc. and its subsidiaries, as the obligors, Fifth Third Bank, as administrative agent, and the lenders party thereto	(6)

10.30	Amended and Restated Second Lien Credit Agreement, dated as of March 7, 2018, by and among Turning Point Brands, Inc. and its subsidiaries, as obligors, Prospect Capital Corporation, as administrative agent, and the lenders party thereto	(6)

10.31	Omnibus Amendment, Reaffirmation Agreement and Joinder, dated as of March 7, 2018, by and among Turning Point Brands, Inc. and its subsidiaries, as the Grantors, Fifth Third Bank, as administrative agent, and the lenders party thereto	(6)

10.32	Second Lien Omnibus Amendment, Reaffirmation Agreement and Joinder, dated as of March 7, 2018, by and among Turning Point Brands, Inc. and its subsidiaries, as the Grantors, Fifth Third Bank, as administrative agent, and the lenders party thereto	(6)

10.33	First Amendment to Second Lien Intercreditor Agreement, dated as of March 7, 2018, by and among Turning Point Brands, Inc., and the other grantors party thereto, Fifth Third Bank, as first lien collateral agent, and Prospect Capital Corporation, as second lien collateral agent	(6)

10.34	Form of Installment Note issued to VaporBeast Stockholders on November 30, 2016	(6)

10.35	Form of 18-Month Note issued to VaporBeast Stockholders on November 30, 2016	(6)

10.36	Form of Guaranty to VaporBeast Shareholders dated November 17, 2016	(6)

10.37	Capital on DemandTM Sales Agreement, dated August 10, 2018, by and between Standard Diversified Inc. and JonesTrading Institutional Services LLC	(13)

10.38	Asset Purchase Agreement, dated as of January 18, 2018, by and between Standard Outdoor Southeast I LLC and Quality I/N Signs and Outdoor Advertising, LLC	(8)

10.39+	Promissory Note and Security Agreement, dated as of January 18, 2018, by and between Standard Outdoor Southeast I LLC and Quality I/N Signs and Outdoor Advertising, LLC	(8)

10.40	Asset Purchase Agreement, dated as of February 20, 2018, by and between Standard Outdoor Southeast II LLC and Vista Outdoor Corporation	(8)

10.41+	Promissory Note and Security Agreement, dated as of February 20, 2018, by and between Standard Outdoor Southeast I LLC and Vista Outdoor Corporation	(8)

10.42	Term Loan Agreement, dated as of February 2, 2018, by and among Standard Diversified Inc., Standard Outdoor LLC, Standard Outdoor Southwest LLC, Standard Outdoor Southeast I LLC, Standard Outdoor Southeast II LLC, Crystal Financial LLC, as administrative agent and collateral agent, and the financial institutions from time to time party thereto	(14)

10.44	First Amendment to Amended and Restated First Lien Credit Agreement, dated as of July 24, 2019, among Turning Point Brands, Inc., Guarantors party thereto, the Lenders party thereto and Fifth Third Bank, as administrative agent and L/C lender	(15)

10.44	Form of Capped Call Agreement	(10)

21.1	Subsidiaries of the Company (previously filed)

23.1	Consent of Independent Registered Public Accounting Firm (previously filed)

31.1	Certification of the Principal Executive Officer of Standard Diversified Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Principal Financial Officer of Standard Diversified Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (previously filed)

101.INS	XBRL Instance Document (previously filed)

101.SCH	XBRL Taxonomy Extension Scheme Document (previously filed)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (previously filed)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (previously filed)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (previously filed)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (previously filed)

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed November 25, 2016 and incorporated by reference herein.
(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-215802) filed on January 30, 2017 (the “2017 S-4”) and incorporated by reference herein.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed April 6, 2017 and incorporated by reference herein.
(4)	Filed as an exhibit to Amendment No. 4 to the 2017 S-4 filed on May 5, 2017 and incorporated by reference herein.
(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed November 25, 2016 and incorporated by reference herein.
(6)	Filed as an exhibit to the Annual Report on Form 10-K of Turning Point Brands, Inc. filed on March 7, 2019 and incorporated by reference herein.
(7)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed August 10, 2018 and incorporated by reference herein.
(8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2018 and incorporated by reference herein.
(9)	Filed as an exhibit to the Company's Current Report on Form 8-K filed June 5, 2017 and incorporated by reference herein.
(10)	Filed as an exhibit to the Current Report on Form 8-K of Turning Point Brands, Inc. filed with the SEC on July 31, 2019 and incorporated by reference herein.
(11)	Filed as an exhibit to the Company’s Information Statement on Schedule 14C filed on July 28, 2017 and incorporated by reference herein.
(12)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (No. 333- 68107) filed on November 30, 1998 and incorporated by reference herein.
(13)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed August 10, 2018 and incorporated by reference herein.
(14)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed September 20, 2019 and incorporated by reference herein.
(15)	Filed as an exhibit to the Quarterly Report on Form 10-Q of Turning Point Brands, Inc. filed with the SEC on August 1, 2019 and incorporated by reference herein.

*	Management contract or compensatory plan.
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

STANDARD DIVERSIFIED INC.

Date: April 22, 2020	By:	/s/ Gregory H.A. Baxter
Gregory H.A. Baxter
Executive Chairman and Interim CEO

Date: April 22, 2020	By:	/s/ Edward J. Sweeney
Edward J. Sweeney
Interim Chief Financial Officer