Form 10-Q
period 2020-03-31
STANDARD DIVERSIFIED INC.
filed 2020-05-04
CIK 911649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

At April 29, 2020, there were 8,884,183 shares outstanding of the registrant’s Class A common stock, par value $0.01 per share, and 7,699,124 shares outstanding of the registrant’s Class B common stock, par value $0.01 per share.

STANDARD DIVERSIFIED INC. AND SUBSIDIARIES

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Standard Diversified Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in thousands except per share data)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$107,054	$105,841
Trade accounts receivable, net of allowances of $373 in 2020 and $280 in 2019	4,520	7,213
Inventories	69,195	70,979
Other current assets	19,043	16,391
Current assets - discontinued operations	-	33,948
Total current assets	199,812	234,372
Property, plant and equipment, net	29,433	30,160
Right of use assets	15,526	14,490
Deferred financing costs, net	860	890
Goodwill	154,282	154,282
Other intangible assets, net	33,590	34,088
Master Settlement Agreement (MSA) escrow deposits	32,074	32,074
Other assets	10,858	10,690
Total assets	$476,435	$511,046

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$17,015	$13,855
Accrued liabilities	30,510	27,638
Current portion of long-term debt	13,743	16,977
Current liabilities - discontinued operations	1,254	33,301
Total current liabilities	62,522	91,771
Notes payable and long-term debt	297,475	299,569
Deferred income taxes	1,495	1,572
Lease liabilities	13,997	13,262
Asset retirement obligations	2,100	2,100
Other long-term liabilities	4,762	2,523
Total liabilities	382,351	410,797

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value; authorized shares 50,000,000; -0- issued and outstanding shares	-	-
Class A common stock, $0.01 par value; authorized shares, 300,000,000; 8,884,183 issued and outstanding at March 31, 2020 and 9,012,515 issued and 8,931,332 outstanding at December 31, 2019	89	90
Class B common stock, $0.01 par value; authorized shares, 30,000,000; 7,699,124 and 7,701,975 issued and outstanding at March 31, 2020 and December 31, 2019, respectively; convertible into Class A shares on a one-for-one basis	77	77
Additional paid-in capital	82,494	84,862
Class A treasury stock, 81,183 common shares at cost as of December 31, 2019	-	(1,103)
Accumulated other comprehensive loss	(2,425)	(1,722)
Accumulated deficit	(38,553)	(35,236)
Total stockholders’ equity	41,682	46,968
Noncontrolling interests	52,402	53,281
Total equity	94,084	100,249
Total liabilities and equity	$476,435	$511,046

The accompanying notes are an integral part of the condensed consolidated financial statements.

Standard Diversified Inc. and Subsidiaries
Condensed Consolidated Statements of Loss
(dollars in thousands except per share data)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Net sales	$91,368	$92,309

Operating costs and expenses:
Cost of sales	49,928	51,784
Selling, general and administrative expenses	34,777	30,733
Total operating costs and expenses	84,705	82,517
Operating income	6,663	9,792

Interest expense, net	5,863	4,473
Investment income	(91)	(144)
Net periodic benefit income, excluding service cost	(87)	(11)
Income before income taxes	978	5,474
Income tax expense	946	1,774
Net income from continuing operations	32	3,700
Net income attributable to noncontrolling interests	(1,637)	(3,260)
Net (loss) income from continuing operations attributable to Standard Diversified Inc.	(1,605)	440
Net loss from discontinued operations, net of tax	(1,712)	(3,983)
Net loss attributable to Standard Diversified Inc.	$(3,317)	$(3,543)

Net (loss) income from continuing operations attributable to SDI per Class A and Class B Common Share – Basic	$(0.10)	$0.03
Net (loss) income from continuing operations attributable to SDI per Class A and Class B Common Share – Diluted	$(0.10)	$0.02

Net loss from discontinued operations per Class A and Class B Common Share – Basic	$(0.10)	$(0.24)
Net loss from discontinued operations per Class A and Class B Common Share – Diluted	$(0.10)	$(0.24)

Net loss attributable to SDI per Class A and Class B Common Share – Basic	$(0.20)	$(0.21)
Net loss attributable to SDI per Class A and Class B Common Share – Diluted	$(0.20)	$(0.21)

Weighted Average Class A and Class B Common Shares Outstanding – Basic	16,629,349	16,863,621
Weighted Average Class A and Class B Common Shares Outstanding – Diluted	16,629,349	16,907,647

The accompanying notes are an integral part of the condensed consolidated financial statements.

Standard Diversified Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019

Net income from continuing operations	$32	$3,700

Other comprehensive (loss) income:
Amortization of unrealized pension and postretirement gain (loss), net of tax of $2 and $1, for the three months ended March 31, 2020 and 2019, respectively	9	(4)
Unrealized gain on investments, net of tax of $0 and $93, for the three months ended March 31, 2020 and 2019, respectively	102	968
Unrealized loss on interest rate swaps, net of tax of $624 and $182 for the three months ended March 31, 2020 and 2019, respectively	(1,615)	(476)
Other comprehensive (loss) income	(1,504)	488
Comprehensive (loss) income from continuing operations	(1,472)	4,188
Amounts attributable to noncontrolling interests	(836)	(3,221)
Net loss from discontinued operations	(1,712)	(3,983)
Comprehensive loss attributable to Standard Diversified Inc.	$(4,020)	$(3,016)

The accompanying notes are an integral part of the condensed consolidated financial statements

Standard Diversified Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(dollars in thousands, except share data)
(unaudited)

	Standard Diversified Inc. Shareholders

	Class A Common Shares		Class B Common Shares		Class A Treasury Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total

	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2019	9,012,515	$90	7,701,975	$77	(81,183)	$(1,103)	$84,862	$(1,722)	$(35,236)	$53,281	$100,249
Conversion of Class B common stock into Class A common stock	2,851	-	(2,851)	-	-	-	-	-	-	-	-
Unrecognized pension and postretirement cost adjustment, net of tax of $2	-	-	-	-	-	-	-	5	-	4	9
Unrealized gain on investments, net of tax of $0	-	-	-	-	-	-	-	102	-	-	102
Unrealized loss on interest rate swaps, net of tax of $624	-	-	-	-	-	-	-	(810)	-	(805)	(1,615)
SDI stock-based compensation	-	-	-	-	-	-	178	-	-	-	178
Impact of Turning Point equity transactions on APIC and NCI	-	-	-	-	-	-	(737)	-	-	(1,209)	(1,946)
Turning Point dividend payable to noncontrolling interests	-	-	-	-	-	-	-	-	-	(506)	(506)
Share repurchases	-	-	-	-	(50,000)	(707)	-	-	-	-	(707)
Retirement of treasury stock	(131,183)	(1)	-	-	131,183	1,810	(1,809)	-	-	-	-
Net (loss) income	-	-	-	-	-	-	-	-	(3,317)	1,637	(1,680)
Balance March 31, 2020	8,884,183	$89	7,699,124	$77	-	$-	$82,494	$(2,425)	$(38,553)	$52,402	$94,084

Balance December 31, 2018	9,156,293	$92	7,801,995	$78	(103,492)	$(1,440)	$81,260	$(1,683)	$(24,613)	$41,035	$94,729
Conversion of Class B common stock into Class A common stock	48,429	-	(48,429)	-	-	-	-	-	-	-	-
Unrecognized pension and postretirement cost adjustment, net of tax of $1	-	-	-	-	-	-	-	(2)	-	(2)	(4)
Unrealized gain on investments, net of tax of $93	-	-	-	-	-	-	-	768	-	200	968
Unrealized loss on interest rate swaps, net of tax of $182	-	-	-	-	-	-	-	(239)	-	(237)	(476)
SDI stock-based compensation	-	-	-	-	-	-	180	-	-	-	180
Impact of Turning Point equity transactions on APIC and NCI	-	-	-	-	-	-	261	-	-	363	624
Turning Point dividend payable to noncontrolling interests	-	-	-	-	-	-	-	-	-	(444)	(444)
Share repurchases	-	-	-	-	(40,100)	(576)	-	-	-	-	(576)
Retirement of treasury stock	(143,592)	(1)	-	-	143,592	2,016	(2,015)	-	-	-	-
Net (loss) income	-	-	-	-	-	-	-	-	(3,543)	3,260	(283)
Balance March 31, 2019	9,061,130	$91	7,753,566	$78	-	$-	$79,686	$(1,156)	$(28,156)	$44,175	$94,718

The accompanying notes are an integral part of the condensed consolidated financial statements

Standard Diversified Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income from continuing operations	$32	$3,700
Net loss from discontinued operations	(1,712)	(3,983)
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of property, plant and equipment	-	23
Loss on disposal of Insurance segment	1,045	-
Depreciation expense	1,166	830
Amortization of deferred financing costs and debt discount	2,328	366
Amortization of other intangible assets	498	431
Deferred income taxes	545	(29)
Stock-based compensation expense	633	646
Non-cash lease expense	77	-
Changes in operating assets and liabilities:
Accounts receivable	2,690	(1,677)
Inventories	1,784	366
Other current assets	(2,233)	3,090
Other assets	(130)	(427)
Accounts payable	3,195	8,646
Accrued postretirement liabilities	(27)	(9)
Accrued liabilities and other	2,522	(4,104)
Net cash provided by operating activities of continuing operations	14,125	11,852
Net cash used in operating activities of discontinued operations	(2,543)	(929)
Net cash provided by operating activities	11,582	10,923

Cash flows from investing activities:
Cash outflow from disposal of Insurance segment	(4,939)	-
Capital expenditures	(877)	(901)
Restricted cash, MSA escrow deposits	-	1,702
Net cash (used in) provided by investing activities from continuing operations	(5,816)	801
Net cash provided by (used in) investing activities of discontinued operations	102	(216)
Net cash (used in) provided by investing activities	(5,714)	585

The accompanying notes are an integral part of the condensed consolidated financial statements

Standard Diversified Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from financing activities:
Payments of 2018 first lien term loan	(2,000)	(2,000)
Payments of 2018 revolving credit facility	-	(12,000)
Payments of IVG Note	(4,240)	-
Payments of Standard Outdoor promissory note	(1,206)	(966)
Payments of financing costs	(168)	-
Turning Point exercise of stock options	227	187
Turning Point redemption of options	-	(12)
Turning Point dividend to noncontrolling interests	(443)	(437)
Turning Point repurchase of common shares	(2,627)	-
SDI repurchase of common shares	(707)	(1,385)
Share repurchase for tax withholdings on vesting of restricted stock	(117)	-
Net cash used in financing activities	(11,281)	(16,613)

Net decrease in cash	(5,413)	(5,105)

Cash, beginning of period
Unrestricted	105,841	15,611
Restricted	32,074	2,361
Discontinued operations	6,626	5,590
Total cash at beginning of period	144,541	23,562

Cash, end of period
Unrestricted	107,054	9,950
Restricted	32,074	4,062
Discontinued operations	-	4,445
Total cash at end of period	$139,128	$18,457

Supplemental schedule of noncash financing activities:
Turning Point accrued expenses incurred for financing costs	$13	$-
Turning Point dividend to noncontrolling interests declared not paid	$506	$444

The accompanying notes are an integral part of the condensed consolidated financial statements

Standard Diversified Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except where designated and per share data)
(unaudited)

Note 1. Organization and Description of Business

The accompanying condensed consolidated financial statements include the results of operations of Standard Diversified Inc. (“SDI”), a holding company, and its consolidated subsidiaries (collectively, the “Company”). SDI (f/k/a Standard Diversified Opportunities Inc., Special Diversified Opportunities Inc., and Strategic Diagnostics Inc.) was incorporated in the State of Delaware in 1990., and, until 2013, engaged in bio-services and industrial bio-detection (collectively, the “Life Sciences Business”). On July 12, 2013, SDI sold substantially all of its rights, title and interest in substantially all of its non-cash assets related to the Life Sciences Business and became a “shell company,” as such term is defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended.

On June 1, 2017, SDI consummated a Contribution and Exchange Transaction (the “Contribution and Exchange”) to acquire a 52.1% controlling interest in Turning Point Brands, Inc. (“Turning Point” or “TPB”). The transaction was accounted for as a recapitalization or reverse acquisition. Turning Point was the accounting acquirer for financial reporting purposes, notwithstanding the legal form of the transaction. As a result of the consummation of the Contribution and Exchange, SDI is no longer a shell company. As of March 31, 2020, SDI has a 50.2% ownership interest in Turning Point. On April 7, 2020, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), by and among the Company, TPB and Standard Merger Sub, LLC, a wholly-owned subsidiary of the TPB (“Merger Sub”). The Merger Agreement provides for, among other things, (i) the merger of SDI with and into Merger Sub (the “Merger”), with Merger Sub surviving the Merger as a wholly-owned subsidiary of TPB.  See Note 22, “Subsequent Events” for further information.

On January 14, 2020, the New York State Department of Financial Services (“NYSDFS”) filed a petition for Maidstone Insurance (“Maidstone”), one of SDI’s wholly-owned subsidiaries, to enter an order of liquidation pursuant to Article 74 of the New York Consolidated Insurance Law (“Order of Liquidation”) in the Supreme Court of the State of New York, County of Nassau (the “Court”) with respect to Maidstone. On January 21, 2020, the Court issued an order to show cause establishing February 13, 2020 as the date of a hearing before the Court with respect to the Order of Liquidation. On February 13, 2020, the Court conducted a hearing with respect to the Order of Liquidation and, thereafter, approved the Order of Liquidation. As of February 13, 2020, the control and net assets of Maidstone vested with the New York State Liquidation Bureau (“NYS Liquidation Bureau”). The Company determined that the disposal of Maidstone and its Insurance segment operations represents a strategic shift that had a major effect on the Company’s results of operations and, as a result, reclassified the Insurance segment as discontinued operations. See Note 3, “Discontinued Operations” for further information.

 On April 7, 2020,  SDI transferred all of its equity interests in Standard Outdoor LLC (“Standard Outdoor”), which constituted 100% of the outstanding equity interests, to Billboards LLC, a commonly controlled affiliate of Standard General, the Company’s controlling shareholder. See Note 22, “Subsequent Events” for further information.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

SDI is a holding company and its condensed consolidated financial statements include Turning Point and its subsidiaries, Pillar General Inc. (“Pillar General”) and its subsidiaries, which include Maidstone, and Standard Outdoor and its subsidiaries.

Turning Point is also a holding company which owns North Atlantic Trading Company, Inc. (“NATC”), and its subsidiaries and Turning Point Brands, LLC (“TPLLC”), and its subsidiaries and Turning Point Brands (Canada), Inc. (“TPBC”). Except where the context indicates otherwise, references to Turning Point include Turning Point; NATC and its subsidiaries National Tobacco Company, L.P. (“NTC”), National Tobacco Finance, LLC (“NTFLLC”), North Atlantic Operating Company, Inc. (“NAOC”), North Atlantic Cigarette Company, Inc. (“NACC”), and RBJ Sales, Inc. (“RBJ”); TPLLC and its subsidiaries Intrepid Brands, LLC (“Intrepid”), TPB Beast, LLC (“VaporBeast”), TPB Shark, LLC, and its subsidiaries (collectively, “Vapor Shark”), TPB International, LLC and its subsidiaries (collectively, “IVG”), Nu-X Ventures LLC (“Nu-X”), Nu-Tech Holdings LLC (“Nu-Tech”), and South Beach Holdings, LLC (“South Beach”); and TPBC.

Standard Outdoor, a wholly-owned subsidiary of the Company, and its subsidiaries, consists of Standard Outdoor Southeast I LLC, Standard Outdoor Southeast II LLC and Standard Outdoor Southwest LLC. Standard Outdoor is an out-of-home advertising business with billboard structures located in Texas, Alabama, Georgia and Florida. As discussed in Note 1, on April 7, 2020, the Company transferred its equity interests in Standard Outdoor. See Note 22, “Subsequent Events” for further information.

As disclosed in Note 1, as of February 13, 2020, the Company completed the disposal of Maidstone, which represented the operations of its Insurance segment. The condensed consolidated financial statements, including the comparative periods presented, have been adjusted to remove the Insurance segment, which has been treated as discontinued operations in accordance with generally accepted accounting principles in the United States (“GAAP”).  See Note 3, “Discontinued Operations” for further information.

As a result of the disposal of its Insurance segment, the Company only had four reportable segments remaining, see Note 20, “Segment Information” for further information on the Company’s reportable segments. Unless noted otherwise, discussion in these notes to the condensed consolidated financial statements pertain to the Company’s continuing operations.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the accounting practices described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2019. In the opinion of management, the unaudited interim condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods indicated. Such adjustments, other than nonrecurring adjustments separately disclosed, are of a normal and recurring nature. The operating results for interim periods are not necessarily indicative of results to be expected for a full year or future interim periods. The unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2019. The accompanying interim condensed consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all the disclosures required by GAAP with respect to annual financial statements.

Certain prior year amounts have been reclassified to conform to the current year’s presentation. The changes did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows in any of the periods presented.

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

SDI acquired a 52.1% interest in Turning Point on June 1, 2017 through the Contribution and Exchange. As of March 31, 2020, SDI has a 50.2% ownership interest in Turning Point. Amounts pertaining to the noncontrolling ownership interest held by third parties in the financial position and operating results of the Company are reported as noncontrolling interests in the accompanying condensed consolidated financial statements.

Revenue Recognition

Turning Point

Turning Point recognizes revenues, which includes excise taxes and shipping and handling charges billed to customers, net of cash discounts for prompt payment, sales returns and incentives, upon delivery of goods to the customer – at which time Turning Point’s performance obligation is satisfied – at an amount that Turning Point expects to be entitled to in exchange for those goods in accordance with the five-step analysis outlined in Topic 606: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied. Turning Point excludes from the transaction price, sales taxes and value-added taxes imposed at the time of sale (which do not include excise taxes on smokeless tobacco, cigars or vaping products billed to customers).

Turning Point records an allowance for sales returns, based principally on historical volume and return rates, which is included in accrued liabilities on the condensed consolidated balance sheets. Turning Point records sales incentives, which consist of consumer incentives and trade promotion activities, as a reduction in revenues (a portion of which is based on amounts estimated as being due to wholesalers, retailers and consumers at the end of the period) based principally on historical volume and utilization rates. Expected payments for sales incentives are included in accrued liabilities on the consolidated balance sheets.

A further requirement of ASU 2014-09 is for entities to disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Turning Point management views business performance through segments that closely resemble the performance of major product lines. Thus, the primary and most useful disaggregation of Turning Point’s contract revenue for decision making purposes is the disaggregation by segment which can be found in Note 20, “Segment Information.” An additional disaggregation of contract revenue by sales channel can be found within Note 20 as well.

Discontinued Operations

A business is classified as discontinued operations if the disposal represents a strategic shift that will have a major effect on operations or financial results and meets the criteria to be classified as held for sale or is disposed of by sale or otherwise. Significant judgments are involved in determining whether a business meets the criteria for discontinued operations reporting and the period in which these criteria are met. In the period a component of an entity has been disposed of or classified as held for sale, the results of operations for the periods presented are reclassified into separate line items in the statements of operations. Assets and liabilities are also reclassified into separate line items on the related balance sheets for the periods presented. The statements of cash flows for the periods presented are also reclassified to reflect the results of discontinued operations as separate line items. ASU 2014-08 requires that only a disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity’s operations and financial results be reported in the financial statements as discontinued operations. ASU 2014-08 also provides guidance on the financial statement presentations and disclosures of discontinued operations.

Shipping Costs

The Company records shipping costs incurred as a component of selling, general and administrative expenses. Shipping costs incurred were approximately $5.3 million and $4.3 million for the three months ended March 31, 2020 and 2019, respectively.

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

The three levels of the fair value hierarchy under GAAP are described below:

Level 1 - Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets at the measurement date.

Level 2 - Inputs to the valuation methodology include: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 - Unobservable inputs which reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

Derivative Instruments

Foreign Currency Forward Contracts: Turning Point enters into foreign currency forward contracts to hedge a portion of its exposure to changes in foreign currency exchange rates on inventory purchase commitments. The Company accounts for its forward contracts under the provisions of ASC 815, Derivatives and Hedging. Under Turning Point’s policy, the Turning Point may hedge up to 100% of its anticipated purchases of inventory in the denominated invoice currency over a forward period not to exceed twelve months. The Company may also, from time to time, hedge up to ninety percent of its non-inventory purchases in the denominated invoice currency. Forward contracts that qualify as hedges are adjusted to their fair value through other comprehensive loss as determined by market prices on the measurement date, except any hedge ineffectiveness which is recognized currently in income. Gains and losses on these forward contracts are transferred from other comprehensive loss into net income as the related inventories are received. Changes in fair value of any contracts that do not qualify for hedge accounting or are not designated as hedges are recognized currently in income.

Interest Rate Swap Agreements: Turning Point enters into interest rate swap contracts to manage interest rate risk and reduce the volatility of future cash flows. Turning Point accounts for its interest rate swap contracts under the provisions of ASC 815, Derivatives and Hedging. Swap contracts that qualify as hedges are adjusted to their fair value through other comprehensive loss as determined by market prices on the measurement date, except any hedge ineffectiveness which is recognized currently in income. Gains and losses on these swap contracts are transferred from other comprehensive loss into net income upon settlement of the derivative position or at maturity of the interest rate swap contract. Changes in fair value of any contracts that do not qualify for hedge accounting or are not designated as hedges are recognized currently in income.

Risks and Uncertainties

Manufacturers and sellers of tobacco products are subject to regulation at the federal, state, and local levels. Such regulations include, among others, labeling requirements, limitations on advertising, and prohibition of sales to minors. The tobacco industry is likely to continue to be heavily regulated. There can be no assurance as to the ultimate content, timing, or effect of any regulation of tobacco products by any federal, state, or local legislative or regulatory body, nor can there be any assurance that any such legislation or regulation would not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. Recently, several state governors have reacted to perceived issues around nicotine vapor products by unilaterally, without regard to the legislative process, proclaiming bans on vapor products, particularly those that are flavored. Many of these executive actions have been challenged and temporarily restrained, but no assurance can be given that such state or local flavor bans will not be enacted or ultimately upheld. Indeed, in a number of states, targeted flavor bans, particularly with regard to vapor products, have been enacted legislatively. Depending on the number and location of such bans, that legislation or regulation could have a material adverse effect on Turning Point’s financial position, results of operations or cash flows. Food and Drug Administration (“FDA”) continues to consider various restrictive regulations around Turning Point’s products, including targeted flavor bans; however, the details, timing, and ultimate implementation of such measures remain unclear.

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

Master Settlement Agreement

Pursuant to the Master Settlement Agreement (the “MSA”) entered into in November 1998 by most states (represented by their attorneys general acting through the National Association of Attorneys General) and subsequent states’ statutes, a “cigarette manufacturer” (which is defined to include a manufacturer of make-your-own (“MYO”) cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding, and maintaining an escrow account to have funds available for certain potential tobacco-related liabilities with sub-accounts on behalf of each settling state. Such companies are entitled to direct the investment of the escrowed funds and withdraw any appreciation, but cannot withdraw the principal for twenty-five years from the year of each annual deposit, except to withdraw funds deposited pursuant to an individual state’s escrow statute to pay a final judgement to that state’s plaintiffs in the event of such a final judgement against Turning Point. Turning Point chose to open and fund an escrow account as its method of compliance. It is the Company’s policy to record amounts on deposit in the escrow account for prior years as a non-current asset. Each year’s annual obligation is required to be deposited in the escrow account by April 15 of the following year. In addition to the annual deposit, many states have elected to require quarterly deposits for the previous quarter’s sales. As of March 31, 2020 and December 31, 2019, Turning Point had on deposit approximately $32.1 million, the fair value of which was approximately $32.1 million. Effective in the third quarter of 2017, Turning Point no longer sells any product covered under the MSA. Thus, absent a change in legislation, Turning Point will no longer be required to make deposits to the MSA escrow account.

Turning Point has chosen to invest a portion of the MSA escrow, from time to time, in U.S. Government securities including Treasury Inflation-Protected Securities, Treasury Notes, and Treasury Bonds. These investments are classified as available-for-sale and carried at fair value. Realized losses are prohibited under the MSA; any investment in an unrealized loss position will be held until the value is recovered, or until maturity. All monies at March 31, 2020 and December 31, 2019 were held in money market savings accounts.

The following shows the amount of deposits by sales year for the MSA escrow account:

(Dollar amounts in thousands)	Deposits as of
Sales Year	March 31, 2020	December 31, 2019
1999	$211	$211
2000	1,017	1,017
2001	1,673	1,673
2002	2,271	2,271
2003	4,249	4,249
2004	3,714	3,714
2005	4,553	4,553
2006	3,847	3,847
2007	4,167	4,167
2008	3,364	3,364
2009	1,619	1,619
2010	406	406
2011	193	193
2012	199	199
2013	173	173
2014	143	143
2015	101	101
2016	91	91
2017	83	83
Total	$32,074	$32,074

 Food and Drug Administration

On June 22, 2009, the Family Smoking Prevention and Tobacco Control Act (“TCA”) authorized the Food and Drug Administration (“FDA”) to immediately regulate the manufacturing, sale, and marketing of four categories of tobacco products - cigarettes, cigarette tobacco, roll-your-own tobacco, and smokeless tobacco.

Under the TCA, tobacco product user fees are assessed on six classes of regulated tobacco products. The user fees are computed using a methodology similar to the methodology used by the U.S Department of Agriculture to compute the Tobacco Transition Payment Program (“TTPP,” also known as the “Tobacco Buyout”) assessment. First, the total, annual, congressionally established user fee assessment is allocated among the various classes of tobacco products using the federal excise tax weighted market share of tobacco products subject to regulation. Then, the assessment for each class of tobacco products is divided among individual manufacturers and importers.

In August 2016, the FDA’s regulatory authority under the TCA was extended to all tobacco products not previously covered, including: (i) certain NewGen products (such as electronic cigarettes, vaporizers and e-liquids) and their components or parts (such as tanks, coils and batteries); (ii) cigars and their components or parts (such as cigar tobacco); (iii) pipe tobacco; (iv) hookah products; and (v) any other tobacco product “newly deemed” by the FDA. These “deeming regulations” apply to all products made or derived from tobacco intended for human consumption, but excluding accessories of tobacco products (such as lighters). Accordingly, the FDA has since regulated Turning Point’s pipe tobacco, cigar, and cigar wrap products as well as its vapor products containing tobacco-derived nicotine and products intended or reasonably expected to be used to consume such e-liquids.

Under the deeming regulations, the FDA has responsibility for conducting premarket review of “new tobacco products” - defined as those products not commercially marketed in the United States as of February 15, 2007. There are three pathways for obtaining premarket authorization, including submission of a premarket tobacco product application (“PMTA”).

When the FDA initially issued the deeming regulations, it recognized that many products in the deemed categories that were already on the market qualified as “new tobacco products” and lacked a marketing order. In August 2017, the FDA issued an authorization until specified deadlines had passed. Under the August 2017 Guidance, compliance dates vary depending upon the type of application submitted, but all newly-deemed products require an application no later than August 8, 2021, for “combustible” products (e.g. cigar and pipe), and August 8, 2022, for “non-combustible” products (e.g. vapor products) with the exception of “grandfathered” products (products in commerce as of February 15, 2007) which are already authorized.

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

In January 2020, the FDA indicated it intended to maintain this deadline irrespective of the outcome of the pending appeal in the Maryland Lawsuit. On March 30, 2020, however, citing the impacts of the worldwide COVID-19 pandemic on both FDA and industry, FDA requested a modification to the Remedy Order that would extend the May 12, 2020, deadline for filing premarket applications by 120 days to September 9, 2020. After several procedural steps, the Remedy Order was modified on April 22, 2020, to reflect the new deadline, and since then, FDA has stated it will update relevant Guidance documents to reflect this new timeline.

On September 11, 2019, President Donald Trump and the Department of Health and Human Services Secretary, Alex Azar, indicated FDA would adopt a regulatory policy restricting all flavors in vapor products. In January 2020, FDA issued a Guidance document (the “January 2020 Guidance”) that stated it would be prioritizing enforcement of several categories of electronic nicotine delivery systems (“ENDS”) products: (1) flavored, cartridge-based ENDS products (other than tobacco- or menthol-flavored ENDS products); (2) ENDS products for which the manufacturer has failed to take (or is failing to take) adequate measures to prevent minors’ access; (3) ENDS products targeted to minors or whose marketing is likely to promote the use of ENDS by minors; and (4) ENDS products offered for sale after the May 12, 2020, premarket application deadline for which the manufacturer has not submitted a premarket application. The policy outlined several factors the agency would consider in its enforcement of flavored cigars going forward but did not drastically restrict those products as it had considered in its March 2019 Guidance proposal. The FDA’s policy on these and other regulated products may change or expand over time in ways not yet known and may significantly impact Turning Point’s products or our PMTA filings. For example, as noted above, the FDA recently acted to modify the deadline for premarket applications from May 12, 2020, to September 9, 2020.

As a result of the implementation of the modified Remedy Order, Turning Point would not be permitted to continue marketing its existing line of vapor products that the FDA regulates as tobacco products past September 9, 2020, unless it files an application for each such product by that date. Turning Point expects to be able to make appropriate PMTA applications by the deadlines and to supplement and complete the applications within FDA’s discretionary timeline. A successful PMTA must demonstrate that the subject product is “appropriate for the protection of public health,” taking into account the effect of the marketing of the product on all sub-populations. On September 25, 2019, FDA published a proposed rule outlining certain required elements of PMTA filings. This rule is not yet final, and its requirements may shift before being finalized. Turning Point believes it has products that meet the requisite standard and that it will be able to efficiently produce satisfactory PMTA filings. However, there is no assurance that the FDA’s guidance or ultimate regulation will not change, the Remedy Order will not be further altered or that unforeseen circumstances will not arise that prevent Turning Point from filing applications or otherwise increase the amount of time and money it is required to spend to successfully file all necessary PMTAs. Even if Turning Point successfully file all of its PMTAs in a timely manner, no assurance can be given that the applications will ultimately be successful. Given the shorter time frame mandated by the Remedy Order, which if not amended or successfully appealed may result in the prioritization of meeting requisite deadlines by selecting high priority SKUs, Turning Point’s inventory position, and future revenues may be adversely impacted.

In addition, Turning Point currently distributes many third-party manufactured vapor products for which it will be completely dependent on the manufacturer complying with the premarket filing requirements. There can be no assurances that some products that Turning Point currently distribute will be able to be sold to end consumers after September 2020. While Turning Point will take measures to pursue regulatory compliance for its own privately-branded or proprietary vape products that compete with these third-party products, there is no assurance that such proprietary products would be as successful in the marketplace or can fully displace third-party products that are currently being distributed by Turning Point, which could adversely affect its results of operations and liquidity.

 Recent Accounting Pronouncements Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. This ASU applies to financial assets measured at amortized cost, including loans, held-to-maturity debt securities, net investments in leases, and trade accounts receivable as well as certain off-balance sheet credit exposures, such as loan commitments. The ASU replaced the previous incurred loss impairment methodology with a methodology to reflect current expected credit losses and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. The guidance was adopted using a modified retrospective transition method through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The ASU was effective for the Company beginning in the first quarter of 2020. The ASU did not have an impact on the Company’s financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred for an internal-use software license. The guidance is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company adopted ASU 2018-15 effective January 1, 2020. The ASU did not have an impact on the Company’s financial statements and related disclosures.

Recent Accounting Pronouncements Not Yet Adopted

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

Note 3. Discontinued Operations

As of February 13, 2020, as a result of the approval of the Order of Liquidation, the control and net assets of Maidstone vested with the NYS Liquidation Bureau. The Company determined that the disposal of Maidstone and its Insurance segment operations represented a strategic shift that had a major effect on the Company’s results of operations and, as a result, have reported the disposal as discontinued operations. As such, amounts related to the Insurance Segment presented on the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019 and condensed consolidated statements of operations for the period from January 1, 2020 to February 13, 2020 and the three months ended March 31, 2019 have been reclassified as discontinued operations. In addition, the goodwill impairment charge of $2.8 million recorded during the first quarter of 2019 related to the Insurance segment has been reclassified to discontinued operations. The Company recorded a loss on disposal of the Insurance segment of $1.0 million. The table below provide a reconciliation of the loss on disposal as of February 13, 2020:

(In thousands)	As of February 13, 2020
Assets
Cash and cash equivalents	$4,939
Fixed maturities available for sale, at fair value; amortized cost	21,661
Equity securities, at fair value	1,119
Premiums receivable	2,564
Property, plant and equipment, net	191
Deferred policy acquisition costs	601
Other assets	1,060
Total assets	32,135

Liabilities
Reserves for losses and loss adjustment expenses	24,846
Unearned premiums	5,427
Advance premiums collected	469
Accrued expenses	864
Other long-term liabilities	484
Total liabilities	32,090

Net assets disposed	45
Accrued expenses related to exit of Insurance segment	1,000
Loss on disposal of Insurance segment	$1,045

As a result of the disposal of the Insurance segment, the Company incurred expected costs of approximately $1.0 million related to its exit of the Insurance segment. The $1.0 million represents the Company’s best estimate of the costs to be incurred in connection with the exit. These final costs could be different and such differences could be material. These costs are included in the calculation of the loss on disposal in the table above.

The related assets and liabilities of the Insurance Segment are presented as assets and liabilities of discontinued operations in the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019. The following table provides details of the carrying amounts of major classes of assets and liabilities related to discontinued operations as of March 31, 2020 and December 31, 2019:

(In thousands)	March 31, 2020	December 31, 2019
ASSETS OF DISCONTINUED OPERATIONS
Cash and cash equivalents	$-	$6,626
Fixed maturities available for sale, at fair value; amortized cost	-	21,680
Equity securities, at fair value	-	1,075
Premiums receivable	-	2,440
Property, plant and equipment, net	-	208
Right-of-use assets	-	13
Deferred policy acquisition costs	-	993
Other assets	-	913
Total assets	$-	$33,948

LIABILITIES OF DISCONTINUED OPERATIONS
Reserves for losses and loss adjustment expenses	$-	$25,393
Unearned premiums	-	5,818
Advance premiums collected	-	318
Accrued expenses	1,254	891
Current portion of operating lease liabilities	-	34
Other long-term liabilities	-	847
Total liabilities	$1,254	$33,301

The following table provides details of the amounts reflected in loss from discontinued operations, net of tax in the condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31
(In thousands)	2020	2019
Revenues:
Insurance premiums earned	$1,959	$7,149
Net investment income	66	335
Other income	83	219
Total revenues of discontinued operations	2,108	7,703
Operating costs and expenses:
Incurred losses and loss adjustment expenses	1,674	6,564
Impairment loss on goodwill and other intangibles	-	2,826
Loss on disposal of Insurance segment	1,045	-
Other operating expenses	1,101	2,716
Total operating costs and expenses	3,820	12,106
Operating loss of discontinued operations	(1,712)	(4,403)
Loss before income taxes	(1,712)	(4,403)
Income tax benefit	-	(420)
Net loss of discontinued operations, net of tax	$(1,712)	$(3,983)

The components of cash flow provided by or used in operating, investing and financing activities resulting from discontinued operations are presented as separate line items on the accompanying condensed consolidated statements of cash flows for the three months ended March 31, 2020 and 2019.

Accounting Policies of Amounts Reclassified to Discontinued Operations

Deferred Policy Acquisition Costs

Maidstone’s policy acquisition costs, which varied with and were directly related to the production of successful new business, were deferred. The costs deferred consisted principally of commissions and policy issuance costs and were amortized into expense as the related premiums were earned.

Incurred Losses and Loss Adjustment Expenses

Incurred losses and loss adjustment expenses (“LAE”) were charged to operations when incurred. The liability for losses and LAE was based upon individual case estimates for reported claims and a factor for incurred but not reported (“IBNR”) claims. Losses, LAE and related liabilities were reported net of estimated salvage and subrogation.

Investments Reclassified to Discontinued Operations

Debt Securities

Maidstone classified all of its investments in fixed maturity debt securities as available-for-sale and, accordingly, they were carried at estimated fair value. The amortized cost, gross unrealized gains and losses, and fair value of investments in fixed maturity securities were as follows as of:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
U.S. Treasury and U.S. Government	$11,253	$30	$-	$11,283
U.S. Tax-exempt municipal	2,508	76	-	2,584
Corporate	3,907	82	-	3,989
Mortgage and asset-backed securities	3,760	64	-	3,824
Total Fixed Maturity Securities	$21,428	$252	$-	$21,680

Fixed maturity securities that were in an unrealized loss position and the length of time that such securities had been in an unrealized loss position, as measured by their prior 12-month fair values, were as follows as of:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2019
Bonds:
U.S. Treasury and U.S. Government	$3,698	$(386)	$-	$-	$3,698	$(386)
Mortgage and asset-backed securities	-	-	59	(32)	59	(32)
Total fixed maturities available for sale	$3,698	$(386)	$59	$(32)	$3,757	$(418)

Maidstone had evaluated the unrealized losses on the fixed maturity securities and determined that they were not attributable to credit risk factors. For fixed maturity securities, losses in fair value were viewed as temporary if the fixed maturity security could be held to maturity and it was reasonable to assume that the issuer would be able to service the debt, both as to principal and interest. Maidstone did not recognize OTTI losses during the year ended December 31, 2019.

Net investment income

Maidstone had $0.1 million and $0.3 million of net investment income for the period from January 1, 2020 to February 13, 2020 (the date of disposal) and the three months ended March 31, 2019, respectively.

Fair value disclosures

The following tables show how Maidstone’s investments were categorized in the fair value hierarchy as of December 31, 2019:

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

There were no transfers between levels during the period from January 1, 2020 to February 13, 2020 (the date of disposal).

Restricted Assets

The insurance subsidiaries maintained assets in trust accounts as collateral for or guarantees for letters of credit to third parties. As of December 31, 2019, the carrying value of deposits the Company had on deposit with U.S. regulatory authorities was $2.8 million.

Liability for Losses and Loss Adjustment Expenses

The liability for losses and loss adjustment expenses disclosures below relate to the current and prior period presentation of the Insurance segment, which as of February 13, 2020, was disposed of and classified as a discontinued operation. Activity in the liability for losses and LAE is summarized as follows:

(In thousands)	For the Period Ended February 13, 2020	Three Months Ended March 31, 2019
Reserve for losses and LAE at beginning of period	$25,393	$27,330
Provision for claims, net of insurance:
Incurred related to:
Prior year	231	622
Current year	1,443	5,871
Total incurred	1,674	6,493
Deduct payment of claims, net of reinsurance:
Paid related to:
Prior year	1,851	4,743
Current year	370	2,096
Total paid	2,221	6,839
Reserve for losses and LAE at end of period	$24,846	$26,984

The components of the net liability for losses and LAE were as follows as of:

(In thousands)	February 13, 2020	December 31, 2019
Case basis reserves	$11,784	$12,078
Incurred but not reported reserves	13,062	13,315
Total	$24,846	$25,393

Contingencies

Maidstone was a party to lawsuits arising in the normal course of its business. These lawsuits would generally seek to establish liability under insurance policies and occasionally seek punitive damages. In August 2019, Maidstone consented to the entry of an order of liquidation pursuant to Article 74 of the Order of Liquidation with the NYSDFS. On January 14, 2020, the NYSDFS filed a petition for an Order of Liquidation in the Court with respect to Maidstone and on February 13, 2020, the Court conducted a hearing with respect to the Order of Liquidation and, thereafter, approved the Order of Liquidation. As a result of this approval, the Company reclassified its Insurance segment to discontinued operations.

Note 4. Acquisitions

Acquisitions by Turning Point

Solace Technologies

In July 2019, Turning Point purchased the assets of E-Vape 12, Inc and Solace Technologies LLC (“Solace”) for $9.4 million in total consideration, comprised of $7.7 million in cash, $1.1 million earn-out fair value, and $0.5 million holdback for 18 months, which was adjusted by $0.2 million for a working capital deficiency. The earn-out consists of 44,295 shares of Turning Point’s common stock to be issued to the former owners upon the achievement of certain annual milestones. Immediately following the acquisition, 88,582 performance based restricted stock units with a fair value of $4.62 million were issued to former owners who became employees. See Note 16, “Share-Based Compensation”, for further details. Solace is an innovative product development company that has grown from the creator of one of the leading vape juice brands in the industry into a leader of alternative ingredients product development. Turning Point intends to incorporate Solace’s innovative products as well as the legacy vapor products into its Nu-X development engine. As of March 31, 2020, Turning Point had not completed the accounting for the acquisition. The following purchase price and goodwill and other intangibles are based on the excess of the acquisition price over the estimated fair value of the tangible assets acquired and are based on management’s preliminary estimates:

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

Note 5. Derivative Instruments

Foreign Currency

The Company’s policy is to manage the risks associated with foreign exchange rate movements. The policy allows hedging up to 100% of its anticipated purchases of inventory over a forward period that will not exceed 12 rolling and consecutive months. The Company may, from time to time, hedge currency for non-inventory purchases, e.g., production equipment, not to exceed 90% of the purchase price. The Company did not execute any forward contracts during the three months ended March 31, 2020 and 2019.

Interest Rate Swaps

The Company’s policy is to manage interest rate risk by reducing the volatility of future cash flows associated with debt instruments bearing interest at variable rates. In March 2018, the Company executed various interest rate swap agreements for a notional amount of $70 million with an expiration of December 2022. The swap agreements fix LIBOR at 2.755%. The swap agreements met the hedge accounting requirements; thus, any change in fair value is recorded to other comprehensive income. The Company uses the Shortcut Method to account for the swap agreements. The Shortcut Method assumes the hedge to be perfectly effective; thus, there is no ineffectiveness to be recorded in earnings. The swap agreements’ fair values at March 31, 2020 and December 31, 2019, resulted in a liability of $4.8 million and $2.5 million, respectively, included in other long-term liabilities.

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

Cash and Cash Equivalents

Cash and cash equivalents are, by definition, short-term. Thus, the carrying amount is a reasonable estimate of fair value.

Accounts Receivable

The fair value of accounts receivable approximates their carrying value due to their short-term nature.

2018 Revolving Credit Facility

The fair value of Turning Point’s 2018 Revolving Credit Facility approximates its carrying value as the interest rate fluctuates with changes in market rates.

Long-Term Debt

Turning Point’s 2018 Credit Facility bears interest at variable rates that fluctuate with market rates, the carrying values of the long-term debt instruments approximate their respective fair values. As of March 31, 2020, the fair value of the 2018 First Lien Term Loan approximated $144.0 million. As of December 31, 2019, the fair value of the 2018 First Lien Term Loan approximated $146.0 million.

The Convertible Senior Notes bear interest at a rate of 2.50% per year and the fair value approximated $141.6 million, with a carrying value of $172.5 million as of March 31, 2020. As of December 31, 2019, the fair value of the Convertible Senior Notes approximated $140.1 million, with a carrying value of $172.5 million.

The fair value of Standard Outdoor’s promissory notes issued as partial consideration in the January and February 2018 asset acquisitions approximated $6.9 million as of March 31, 2020 and $8.0 million as of December 31, 2019.

The fair value of SDI’s term loan debt issued in September 2019 approximates its carrying value as the interest rate fluctuates with changes in market rates.

See Note 12, “Notes Payable and Long-Term Debt”, for further information regarding the Company’s long-term debt.

Interest Rate Swaps

Turning Point had swap contracts for a total notional amount of $70 million as of March 31, 2020 and December 31, 2019. The fair values of the swap contracts are based upon quoted market prices and resulted in a liability of $4.8 million and $2.5 million as of March 31, 2020 and December 31, 2019, respectively.

Note 7. Inventories

The components of inventories are as follows as of:

(In thousands)	March 31, 2020	December 31, 2019
Raw materials and work in process	$6,574	$7,050
Leaf tobacco	36,900	32,763
Finished goods - Smokeless products	5,907	5,680
Finished goods - Smoking products	11,081	13,138
Finished goods - NewGen products	13,535	17,111
Other	950	989
Gross inventory	74,947	76,731
LIFO reserve	(5,752)	(5,752)
Net inventory	$69,195	$70,979

The inventory valuation allowance was $19.2 million and $21.5 million as of March 31, 2020 and December 31, 2019, respectively. Inventory reserves increased in the fourth quarter 2019 as a result of additional reserves necessary for products in Turning Point’s NewGen segment primarily from increased regulation.

Note 8. Other Current Assets

Other current assets consist of the following as of:

(In thousands)	March 31, 2020	December 31, 2019
Inventory deposits	$5,616	$4,012
Prepaid taxes	3,250	3,673
Other	10,177	8,706
	$19,043	$16,391

Note 9. Property, Plant and Equipment

Property, plant and equipment consist of the following as of:

(In thousands)	March 31, 2020	December 31, 2019
Land	$22	$22
Building and improvements	2,655	2,655
Leasehold improvements	2,511	2,567
Machinery and equipment	15,103	14,532
Advertising structures	18,650	18,650
Furniture and fixtures	8,307	8,502
Gross property, plant and equipment	47,248	46,928
Accumulated depreciation	(17,815)	(16,768)
Net property, plant and equipment	$29,433	$30,160

Note 10. Other Assets

Other assets consist of the following as of:

(In thousands)	March 31, 2020	December 31, 2019
Equity investments	$5,421	$5,421
Pension assets	1,753	1,686
Other	3,684	3,583
Total	$10,858	$10,690

In July 2019, Turning Point obtained a 30% stake in Canadian distribution entity, ReCreation Marketing (“ReCreation”), for $1.0 million paid at closing. Turning Point also received options to acquire up to a 50% ownership position in ReCreation.

Note 11. Accrued Liabilities

Accrued liabilities consist of the following as of:

(In thousands)	March 31, 2020	December 31, 2019
Accrued payroll and related items	$6,144	$5,267
Customer returns and allowances	5,537	6,160
Taxes payable	1,508	705
Lease liabilities	2,745	2,453
Accrued interest	1,241	2,236
Other	13,335	10,817
Total	$30,510	$27,638

Note 12. Notes Payable and Long-Term Debt

Notes payable and long-term debt consist of the following as of:

(In thousands)	March 31, 2020	December 31, 2019
2018 First Lien Term Loan	$144,000	$146,000
Convertible Senior Notes	172,500	172,500
SDI GACP Term Loan	25,000	25,000
Standard Outdoor Promissory Notes	7,242	8,447
Note payable - IVG	-	4,240
Gross notes payable and long-term debt	348,742	356,187
Less deferred finance charges	(7,191)	(7,558)
Less debt discount	(30,333)	(32,083)
Less current maturities	(13,743)	(16,977)
Net notes payable and long-term debt	$297,475	$299,569

Turning Point

2018 Credit Facility

On March 7, 2018, Turning Point entered into a $250 million credit facility consisting of a $160 million 2018 First Lien Term Loan with Fifth Third Bank, as administrative agent, and other lenders, and a $50 million 2018 Revolving Credit Facility (collectively, the “2018 First Lien Credit Facility”) in addition to a $40 million 2018 Second Lien Term Loan (the “2018 Second Lien Credit Facility,” and, together with the 2018 First Lien Credit Facility, the “2018 Credit Facility”) with Prospect Capital Corporation, as administrative agent, and other lenders. The 2018 Credit Facility contains a $40 million accordion feature.

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

2018 First Lien Credit Facility: The 2018 First Lien Term Loan and the 2018 Revolving Credit Facility bear interest at LIBOR plus a spread of 2.75% to 3.50% based on Turning Point’s senior leverage ratio. The 2018 First Lien Term Loan has quarterly required payments of $2.0 million beginning June 30, 2018, increasing to $3.0 million on June 30, 2020, and increasing to $4.0 million on June 30, 2022. The 2018 First Lien Credit Facility has a maturity date of March 7, 2023. The 2018 First Lien Term Loan is secured by a first priority lien on substantially all of the assets of the borrowers and the guarantors thereunder, including a pledge of Turning Point’s capital stock, other than certain excluded assets (the “Collateral”). In connection with the Convertible Senior Notes offering, Turning Point entered into a First Amendment (“the Amendment”) to the First Lien Credit Agreement, with Fifth Third Bank, as administrative agent, and other lenders and certain other lender parties thereto. The Amendment was entered into primarily to permit Turning Point to issue up to $200 million of convertible senior notes, enter into certain capped call transactions in connection with the issuance of such notes and to use the proceeds from the issuance of the notes to repay amounts outstanding under Turning Point’s 2018 Second Lien Credit Facility and use the remaining proceeds for acquisitions and investments. In connection with the Amendment, fees of $0.7 million were incurred. The 2018 First Lien Credit Facility contains certain financial covenants, which were amended in connection with the Convertible Senior Notes offering in the third quarter 2019. The covenants include maximum senior leverage ratio of 3.00x with step-downs to 2.50x, a maximum total leverage ratio of 5.50x with step-downs to 5.00x, and a minimum fixed charge coverage ratio of 1.20x. In the first quarter of 2020, the financial covenants were amended to permit certain add-backs related to PMTA in the definition of Consolidated EBITDA for the period of October 1, 2019 until September 30, 2020. In connection with the amendment, fees of $0.2 million were incurred. Based on an excess cash covenant for the facility, a principal payment of $4.5 million was due in the second quarter of 2019. All parties agreed to waive the payment, resulting in consent fees of $0.1 million. The weighted average interest rate of the 2018 First Lien Term Loan was 3.74% as of March 31, 2020. As of March 31, 2020, Turning Point had no borrowings outstanding under the 2018 Revolving Credit Facility. The $50.0 million unused portion of the 2018 Revolving Credit Facility is reduced by letters of credit from Fifth Third Bank totaling $3.7 million, resulting in $46.3 million of availability under the 2018 Revolving Credit Facility as of March 31, 2020.

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

The Convertible Senior Notes are convertible into approximately 3,202,808 shares of Turning Point voting common stock under certain circumstances prior to maturity at a conversion rate of 18.567 shares per $1,000 principal amount of the Convertible Senior Notes, which represents a conversion price of approximately $53.86 per share, subject to adjustment under certain conditions, but will not be adjusted for any accrued and unpaid interest. Upon conversion, Turning Point may pay cash, shares of common stock or a combination of cash and stock, as determined by Turning Point at its discretion. The conditions required to allow the holders to convert their Convertible Senior Notes were not met as of March 31, 2020.

Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for the issuance of the Convertible Senior Notes, Turning Point separated the Convertible Senior Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, which is recognized as a debt discount, represents the difference between the proceeds from the issuance of the Convertible Senior Notes and the fair value of the liability component of the Convertible Senior Notes. The excess of the principal amount of the liability component over its carrying amount (“debt discount”), $35.0 million, will be amortized to interest expense using an effective interest rate of 7.5% over the expected life of the Convertible Senior Notes. The equity component is not remeasured as long as it continues to meet the criteria for equity classification. Interest expense includes $1.8 million of amortization for the three months ended March 31, 2020.

In accounting for the issuance costs related to the issuance of the Convertible Senior Notes, Turning Point allocated the total amount incurred to the liability and equity components based on their relative fair values. Debt issuance costs attributable to the liability component are amortized to interest expense using the effective interest method over the expected life of the Convertible Senior Notes, $4.7 million, and the debt issuance costs attributable to the equity component, $1.2 million, are netted with the equity component of stockholders’ equity.

In connection with the Convertible Senior Notes offering, Turning Point entered into privately negotiated capped call transactions with certain financial institutions. The capped call transactions have a strike price of $53.86 per and a cap price of $82.86 per, and are exercisable when, and if, the Convertible Senior Notes are converted. Turning Point paid $20.53 million for these capped calls and charged that amount to additional paid-in capital.

Note Payable - IVG

In September 2018, Turning Point issued a note payable to IVG’s former shareholders (“IVG Note”). The IVG Note was $4.0 million principal with 6.0% interest compounding annually and matured on March 5, 2020. All principal and accrued and unpaid interest under the IVG Note were subject to indemnification obligations of the sellers pursuant to the International Vapor Group Stock Purchase Agreement dated as of September 5, 2018. The carrying amount of the IVG Note, $4.2 million, was deposited into an escrow account pending agreement with the sellers of any indemnification obligations.

SDI and Standard Outdoor

SDI

On September 18, 2019, the Company entered into a Term Loan Agreement (the “Term Loan Agreement”) with GACP II, L.P., a Delaware limited partnership (the “Agent”), as administrative agent and collateral agent for the financial institutions (the “Lenders”). The Term Loan Agreement provided for a term loan of $25.0 million (the “Term Loan”).

The Term Loan bears interest at a rate equal to the three-month “Libor Rate” as published in The Wall Street Journal plus 9.00%. Interest under the Term Loan Agreement is payable monthly with the principal balance due on September 18, 2024. The Term Loan was subject to a closing fee of $0.5 million, which was paid upon execution of the Term Loan Agreement. Additionally, the Term Loan is subject to an agent monitoring fee of $25 thousand, payable quarterly. An early termination fee shall be due at any time if on or prior to the third anniversary of the closing of the Term Loan, the Company prepays or repays (whether voluntarily or mandatorily), or is required to prepay or repay, the Term Loan in whole or in part. Prior to the first anniversary of the closing of the Term Loan, the early termination fee is the greater of (a) 2.0% of amount of the Term Loan or $0.5 million, or (b) the  interest on the Term Loan that would have accrued during the first year following closing, less actual interest payments paid through the date of prepayment. Any time after the first anniversary of the closing of the Term Loan and prior to the third anniversary, the early termination fee reduces to 1.0% of the amount of the Term Loan or $0.25 million. The obligations of the Company under the Term Loan Agreement are secured by all of the shares of Turning Point stock owned by the Company.  In connection with the closing of the proposed Merger with Turning Point, as more fully described in Note 22, we expect to prepay the Term Loan at the time of the Merger. The Merger is subject to customary closing conditions, including approval by holders of a majority of the aggregate voting power of the SDI Common Stock and the receipt of any applicable regulatory approvals. The Company expects the transaction to close in the summer of 2020. If the closing of the Merger were to occur on or around June 30, 2020, it would incur an early termination fee of approximately $0.6 million and this amount would reduce, over time, to its floor of $0.5 million, if prepayment occurs on or before September 18, 2020. The Company has classified the Term Loan as a non-current liability as of March 31, 2020 as the Merger is still subject to customary closing conditions, including approval by holders of a majority of the aggregate voting power of the SDI Common Stock and the receipt of any applicable regulatory approvals. In order to raise the capital needed, along with its existing cash on hand, to retire such liabilities, including this indebtedness, the Company may consider a variety of transactions, including a sale of a portion of the shares of TPB Common Stock that the Company owns. The Term Loan Agreement contains certain affirmative and negative covenants that are binding on the Company, including, but not limited to, restrictions (subject to specified exceptions and qualifications) on the ability of the Company to incur indebtedness, to create liens, to merge or consolidate, to make dispositions, to pay dividends or make distributions, to make investments, to pay any subordinated indebtedness, to enter into certain transactions with affiliates or to make capital expenditures. The Term Loan Agreement contains customary events of default (which are in some cases subject to certain exceptions, thresholds, notice requirements and grace periods). The Term Loan Agreement also contains certain representations, warranties and conditions, in each case as set forth in the Term Loan Agreement.

With respect to the maintenance of at least $2.0 million in unrestricted cash and cash equivalents in accounts subject to control agreements in favor of the Agent, as of March 31, 2020, the Company had approximately $7.1 million in unrestricted cash and cash equivalents in those accounts.

On September 18, 2019, in connection with entering into the Term Loan Agreement, the Company repaid in full all amounts outstanding under the term loan agreement with Crystal Financial LLC (“Crystal Term Loan”). The Company capitalized $0.6 million of deferred financing costs associated with closing on the Term Loan.

Interest expense related to the Term Loan and the Crystal Term Loan of $0.7 million and $0.4 million, including amortization of the discount, was recorded for the three months ended March 31, 2020 and 2019, respectively.

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

Interest expense related to the Standard Outdoor loans of $0.2 million, including amortization of the discount, was recorded for the three months ended March 31, 2020 and 2019.

The following table summarizes the consolidated scheduled principal repayments subsequent to March 31, 2020:

(In thousands)	Future Minimum Principal Payments
2020	$9,633
2021	13,882
2022	16,227
2023	111,500
2024	197,500
thereafter	-
Total	$348,742

On April 7, 2020, the Company transferred its equity interest in Standard Outdoor, which included the transfer of the remaining $7.2 million of Standard Outdoor’ outstanding indebtedness, included in the table above. See Note 22, “Subsequent Events” for further information.

Note 13. Leases

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

Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets. Lease expense for these leases is recognized on a straight-line basis over the lease term.

The components of lease expense consist of the following:

(In thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating lease cost:
Cost of sales	$349	$192
Selling, general and administrative	431	669
Variable lease cost (1)	376	298
Short-term lease cost	83	54
Sublease income	(30)	(30)
Total	$1,209	$1,183

(1)	Variable lease cost primarily includes elements of a contract that do not represent a good or service, but for which the lessee is responsible for paying.

Supplemental balance sheet information related to leases consist of the following as of:

(In thousands)	March 31, 2020	December 31, 2019
Assets:
Right of use assets	$15,526	$14,490
Total leased assets	$15,526	$14,490

Liabilities:
Current lease liabilities (1)	$2,745	$2,453
Long-term lease liabilities	13,997	13,262
Total lease liabilities	$16,742	$15,715

(1)	Reported within accrued liabilities on the condensed consolidated balance sheet.

	March 31, 2020	December 31, 2019
Consolidated weighted average remaining lease term - operating leases	8.4 years	8.7 years
Consolidated weighted average discount rate - operating leases	6.45%	6.67%

Nearly all the lease contracts for the Company do not provide a readily determinable implicit rate. For these contracts, the Company estimated the incremental borrowing rate based on information available upon adoption of ASU 2016-02. The Company applied a consistent method in periods after the adoption of ASU 2016-02 to estimate the incremental borrowing rate.

As of March 31, 2020, future maturities of lease liabilities consist of the following:

Year	Payments (in thousands)
2020	$2,987
2021	3,703
2022	3,080
2023	2,639
2024	1,457
Thereafter	8,151
Total lease payments	22,017
Less: Imputed interest	5,275
Present value of lease liabilities	$16,742

On April 7, 2020, the Company transferred its equity interest in Standard Outdoor, which included the transfer of $2.5 million of lease liabilities included in the tables above. See Note 22, “Subsequent Events” for further information.

During the first quarter, Turning Point entered into a number of additional operating leases related to vehicles for business use.  These changes resulted in additional lease liabilities of $1.6 million as of March 31, 2020.

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

Turning Point sponsored a defined benefit postretirement plan that covered hourly employees. This plan provides medical and dental benefits. This plan is contributory with retiree contributions adjusted annually. Turning Point’s policy is to make contributions equal to benefits paid during the year. Turning Point does not expect to contribute to its postretirement plan in 2020 for the payment of benefits. In October 2019, Turning Point amended the plan to cease benefits effective June 30, 2020.

The following table provides the components of net periodic pension and postretirement benefit costs and total costs for the plans:

	Three Months Ended March 31,
	Pension Benefits		Post-Retirement Benefits
(In thousands)	2020	2019	2020	2019
Service cost	$-	$26	$-	$-
Interest cost	95	130	-	25
Expected return on plan assets	(161)	(161)	-	-
Amortization of losses (gains)	36	37	(57)	(42)
Net periodic benefit (income) cost	$(30)	$32	$(57)	$(17)

Note 15. Stockholders’ Equity

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

The Company has two classes of common stock, Class A and Class B; shares of Class B common stock are convertible into shares of Class A common stock at any time, on a one-for-one basis. Shares of Class A common stock and Class B common stock have the same rights and powers, rank equally, share ratably and are identical in all respects and as to all matters, except that (i) each share of Class B common stock shall have the right to 10 votes per share and (ii) the shares of Class B common stock shall be convertible into shares of Class A common stock automatically upon the transfer of such shares of Class B common stock, with certain exceptions, or upon the affirmative vote of holders of two-thirds of the then outstanding shares of Class B common stock or voluntarily by the holder of such shares of Class B common stock.

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

Pursuant to this program, repurchases of 50,000 shares of common stock were made during the three months ended March 31, 2020 for a cost of $0.7 million at an average price of $14.15 per share. During the three months ended March 31, 2019, 40,100 shares were repurchased for a cost of $0.6 million at an average price of $14.02 per share.

Treasury Stock

During the three months ended March 31, 2020, the Company retired 131,183 shares of Class A treasury stock, 81,183 of which were included in Class A treasury stock at December 31, 2019. As of March 31, 2020, the Company had no shares remaining in treasury stock.

Turning Point Dividends and Share Repurchase

Turning Point’s most recent dividend of $0.05 per common share was paid on April 10, 2020, to shareholders of record at the close of business on March 20, 2020.

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

On February 25, 2020, Turning Point’s Board of Directors approved a $50.0 million share repurchase authorization, which is intended for opportunistic execution based upon a variety of factors including market dynamics. The authorization is subject to the ongoing discretion of the Turning Point Board of Directors. The total number of Turning Point shares repurchased during the three months ended March 31, 2020 was 134,130 shares for a total cost of $2.6 million and an average price per share of $19.59.

Note 16. Share-Based Compensation

On June 9, 2017, the Company’s Board of Directors adopted the 2017 Omnibus Equity Compensation Plan (the “2017 Plan”) in order to provide employees of the Company and its subsidiaries, certain consultants and advisors who perform services for the Company or its subsidiaries, and non-employee members of the Board of the Company with the opportunity to receive grants of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units, and other stock-based awards. The Board authorized 1,000,000 shares of the Class A common stock of the Company to be issued under the Plan. The Plan was approved by the Company’s stockholders by partial written consent on July 14, 2017, and in accordance with the rules of the Securities and Exchange Commission and Delaware corporation law regarding approval by partial written consent, became effective on August 17, 2017. As of March 31, 2020, the Company had 982,183 shares available for grant under the 2017 Plan.

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

Including the share-based compensation expense of SDI’s subsidiaries, the Company recorded share-based compensation expense of $0.6 million recorded for the three months ended March 31, 2020 and 2019. This expense is a component of selling, general and administrative expense in the condensed consolidated statements of income (loss).

No options of SDI were exercised during the three months ended March 31, 2020 or 2019.

Information with respect to the adjusted activity of outstanding stock options is summarized as follows:

	Number of Shares	Price Range		Weighted Average Remaining Contractual term
Balance, January 1, 2020	2,463	$31.00	$46.25
Cancelled	(1,063)	45.25	46.25
Balance, March 31, 2020	1,400	31.00	31.25	1.1 years
Vested and exercisable at March 31, 2020	1,400	$31.00	$31.25	1.1 years

The following table provides additional information about the Company’s stock options outstanding and exercisable as of March 31, 2020:

	Options Outstanding and exercisable
		Weighted Average
Range of Exercise Prices	Number of Shares	Remaining Contractual Life		Exercise Price
$31.00 - $31.25	1,400	1.1	Years	$31.18

The Company grants restricted stock awards (“RSA”) which is the right to receive shares. The fair value of RSAs is based on the market price for the stock at the date of grant.

The following table summarizes the changes in non-vested RSAs for the three months ended March 31, 2020:

	Shares	Weighted Average Grant Date Fair Value
Non-vested RSAs at January 1, 2020	64,714	$11.02
Granted	-	-
Vested	-	-
Cancelled/Forfeited	-	-
Non-vested RSAs at March 31, 2020	64,714	$11.02

 As of March 31, 2020, there was $0.3 million of total unrecognized stock-based compensation expense, related to restricted stock awards, which will be recognized over the weighted-average remaining vesting period of 0.4 years.

Turning Point Share Incentive Plans

On April 28, 2016, the Board of Directors of Turning Point adopted the Turning Point Brands, Inc., 2015 Equity Incentive Plan (the “2015 Plan”), pursuant to which awards may be granted to employees, non-employee directors, and consultants. In addition, the 2015 Plan provides for the granting of nonqualified stock options to employees of Turning Point or any subsidiary of Turning Point. Pursuant to the 2015 Plan, 1,400,000 shares of Turning Point’s voting common stock are reserved for issuance as awards to employees, non-employee directors, and consultants as compensation for past or future services or the attainment of certain performance goals. The 2015 Plan is scheduled to terminate on April 27, 2026. The 2015 Plan is administered by a committee (the “Committee”) of Turning Point’s Board of Directors. The Committee determines the vesting criteria for the awards, with such criteria to be specified in the award agreement. As of March 31, 2020, net of forfeitures, there were 16,159 shares of restricted stock, 440,232 performance-based restricted stock units, and 613,832 options granted under the 2015 Plan. There are 329,777 shares available for grant under the 2015 Plan.

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

There are no shares available for grant under the 2006 Plan. Stock option activity for the 2006 and 2015 Plans is summarized below:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2018	659,574	$9.00	$3.34

Granted	180,780	43.89	14.34
Exercised	(129,067)	5.72	2.58
Forfeited	(14,571)	34.55	11.10
Outstanding, December 31, 2019	696,716	18.13	6.17

Granted	155,000	14.85	4.41
Exercised	(42,407)	5.36	2.50
Forfeited	(406)	34.27	11.07
Outstanding, March 31, 2020	808,903	$18.16	$6.03

Under the 2006 and 2015 Plans, the total intrinsic value of options exercised during the three months ended March 31, 2020 and 2019, was $0.9 million, and $0.8 million, respectively.

At March 31, 2020, under the 2006 Plan, the outstanding stock options’ exercise price for 273,247 options is $3.83 per share, all of which are exercisable. The weighted average of the remaining lives of the outstanding stock options with an exercise price of $3.83 is approximately 3.28 years. Turning Point estimates the expected life of these stock options is ten years from the date of grant. For the $3.83 per share options, the weighted average fair value of options was determined using the Black-Scholes model assuming a ten-year life from grant date, a current share price and exercise price of $3.83, a risk-free interest rate of 3.57%, volatility of 40%, and no assumed dividend yield.  Based on these assumptions, the fair value of these options is approximately $2.17 per share option granted.

At March 31, 2020, under the 2015 Plan, the risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. The expected volatility is based on the average long-term historical volatilities of peer companies. Turning Point intends to continue to consistently use the same group of publicly traded peer companies to determine expected volatility until sufficient information regarding volatility of our share price becomes available or until the selected companies are no longer suitable for this purpose. Due to Turning Point’s limited trading history, it is using the simplified method presented by SEC Staff Accounting Bulletin No. 107 to calculate expected holding periods, which represent the periods of time for which options granted are expected to be outstanding. Turning Point will continue to use this method until it has sufficient historical exercise experience to give it confidence in the reliability of its calculations. The fair values of these options were determined using the Black-Scholes option pricing model.

The following table outlines the assumptions based on the number of options granted under the 2015 Plan.

	February 10, 2017	May 17, 2017	March 7, 2018	March 13, 2018	March 20, 2019	October 24, 2019	March 18, 2020
Number of options granted	40,000	93,819	98,100	26,000	155,780	25,000	155,000
Options outstanding at March 31, 2020	28,700	66,572	86,792	26,000	147,592	25,000	155,000
Number exercisable at March 31, 2020	28,700	66,572	58,298	26,000	50,262	8,250	-
Exercise price	$13.00	$15.41	$21.21	$21.49	$47.58	$20.89	$14.85
Remaining lives	6.87	7.13	7.94	7.96	8.98	9.57	9.97
Risk free interest rate	1.89%	1.76%	2.65%	2.62%	2.34%	1.58%	0.79%
Expected volatility	27.44%	26.92%	28.76%	28.76%	30.95%	31.93%	35.72%
Expected life	6.000	6.000	6.000	5.495	6.000	6.000	6.000
Dividend yield	-	-	0.83%	0.82%	0.42%	0.95%	1.49%
Fair value at grant date	$3.98	$4.60	$6.37	$6.18	$15.63	$6.27	$4.41

Turning Point has recorded compensation expense related to the options based on the provisions of ASC 718 under which the fixed portion of such expense is determined as the fair value of the options on the date of grant and amortized over the vesting period. Turning Point recorded compensation expense related to the options of approximately $0.2 million for the three months ended March 31, 2020 and 2019. Total unrecognized compensation expense related to options at March 31, 2020, is $1.5 million, which will be expensed over 2.14 years.

Turning Point Performance-Based Restricted Stock Units (“PRSUs”)

PRSUs are restricted stock units subject to both performance-based and service-based vesting conditions. The number of common stock shares a recipient will receive upon vesting of a PRSU will be calculated by reference to certain performance metrics related to Turning Point’s performance over a five-year period. PRSUs will vest on the measurement date, which is no more than 65 days after the performance period (provided the applicable service and performance conditions are satisfied. As of March 31, 2020 there are 440,232 PRSUs outstanding, all of which are unvested. The following table outlines the PRSUs granted and outstanding as of March 31, 2020.

	March 31, 2017	March 7, 2018	March 20, 2019	March 20, 2019	July 19, 2019	March 18, 2020
Number of PRSUs granted	94,000	96,000	92,500	4,901	88,582	90,000
PRSUs outstanding at March 31, 2020	83,000	93,000	85,650	-	88,582	90,000
Fair value as of grant date	$15.60	$21.21	$47.58	$47.58	$52.15	$14.85
Remaining lives	1.75	2.75	3.75	-	2.75	4.75

Turning Point recorded compensation expense related to the PRSUs of approximately $0.2 million in the condensed consolidated statements of loss for the three months ended March 31, 2020 and 2019, based on the probability of achieving the performance condition. Total unrecognized compensation expense related to these awards at March 31, 2020, is $9.0 million which will be expensed over the service periods based on the probability of achieving the performance condition.

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

SDI has recorded a full valuation allowance as of March 31, 2020, offsetting its U.S. federal and state net deferred tax assets which primarily represent net operating loss carry forwards (“NOLs”). As of March 31, 2020, the Company’s management concluded, based upon the evaluation of all available evidence, that it is more likely than not that the U.S. federal and state net deferred tax assets will not be realized. Due to the reverse acquisition transaction with Turning Point, the Company determined that SDI has experienced a “change in control” as defined in Internal Revenue Code Section 382, which will result in an annual limitation on the Company’s utilization of NOLs in future periods. The Company completed the evaluation of the effects of Section 382 on SDI’s future utilization of its NOLs, and determined that the Company will be limited to $10.6 million of its $33.0 million pre-2018 NOLs over the next 20 years. All NOLs generated after December 31, 2017 have an indefinite life.

The Company’s income tax expense for the three months ended March 31, 2020 and 2019 was $0.9 million and $1.8 million, respectively, which is comprised entirely of Turning Point’s income tax expense. Turning Point’s effective income tax rate for the three months ended March 31, 2020, was 22.4% which includes a discrete tax deduction of $0.7 million for the three months ended March 31, 2020, relating to stock option exercises. Turning Point’s effective income tax rate for the three months ended March 31, 2019, was 21.3%, which includes a discrete tax deduction of $0.9 million for the three months ended March 31, 2019, relating to stock option exercises. In connection with the approval of the Order of Liquidation and the disposal of the Insurance segment, the Company reclassified a $0.4 million income tax benefit from the first quarter 2019 to discontinued operations. See Note 3, “Discontinued Operations” for further information.

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

 Note 18. Contingencies

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

Turning Point’s franchisors are defendants from time to time in the ordinary course of business. In certain of these cases, the amounts of punitive and compensatory damages sought are significant. One of Turning Point’s subsidiary’s is a defendant in a lawsuit brought by a franchisee, which claim has been filed but not yet served. In that case, the franchisee is seeking compensatory and punitive damages and rescission of their franchise agreement, alleging that Turning Point’s subsidiaries failed to make certain disclosures in the Franchise Disclosure Document. The subsidiary is evaluating these claims, the potential defenses to them as well as available counterclaims. The subsidiary believes that termination of the franchise agreement was proper, no damages are due and the franchisee is bound by an arbitration agreement pursuant to the terms of their franchise agreement and the Franchise Disclosure Document (and therefore it was improper to pursue litigation). There can be no assurance that Turning Point subsidiary will prevail in this case, and it could have a material adverse effect on Turning Point’s business and results of operations.

Turning Point has several subsidiaries engaged in making, distributing and retailing (online and in bricks-and-mortar) vapor products. As a result of the overall publicity and controversy surrounding the vapor industry generally, many companies have received informational subpoenas from various regulatory bodies and in some jurisdictions regulatory lawsuits have been filed regarding marketing practices and possible underage sales. Turning Point has subsidiaries that are subject to some information requests. In the acquisition of the vapor businesses, Turning Point negotiated financial “hold-backs”, which it expects to be able to use to defray expenses associated with the information production and the cost of defending any such lawsuits as well as the franchisee lawsuit. To the extent that litigation becomes necessary, Turning Point believes that the subsidiaries have strong factual and legal defenses against claims that it unfairly marketed vapor products.

Note 19. Earnings Per Share

Basic net (loss) income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and the weighted average effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock options and restricted stock awards and the dilutive effect of such awards is reflected in diluted earnings per share by application of the treasury stock method.

Diluted earnings per share is calculated similarly to basic earnings per share, except that the calculation includes the dilutive effect of the assumed exercise of options issuable under the Company’s stock incentive plans and the Company’s unvested restricted stock awards.

The following tables set forth the computation of basic and diluted net loss per share of Class A and Class B common stock:

	Three Months Ended March 31,
(In thousands, except share and per share amounts)	2020	2019
Basic net (loss) income per common share calculation:
Net (loss) income form continuing operations attributable to SDI	$(1,605)	$440
Loss from discontinued operations	(1,712)	(3,983)
Net loss attributable to SDI	(3,317)	(3,543)

Weighted average Class A common shares outstanding – basic	8,929,769	9,070,542
Weighted average Class B common shares outstanding – basic	7,699,580	7,793,079
Weighted average common shares outstanding – basic	16,629,349	16,863,621
Net (loss) income from continuing operations attributable to SDI per share of common stock – basic	(0.10)	0.03
Loss from discontinued operations attributable to SDI per share of common stock – basic	(0.10)	(0.24)
Net (loss) income attributable to SDI per share of common stock – basic	$(0.20)	$(0.21)

	Three Months Ended March 31,
(In thousands, except share and per share amounts)	2020	2019
Diluted net (loss) income attributable to SDI per common share calculation:
Net (loss) income from continuing operations attributable to SDI	$(1,605)	$440
Loss from discontinued operations attributable to SDI	(1,712)	(3,983)
Impact of subsidiary dilutive securities (1)	(63)	(80)
Net loss attributable to SDI - diluted	(3,380)	(3,623)

Weighted average Class A common shares outstanding – basic	8,929,769	9,070,542
Weighted average Class B common shares outstanding – basic	7,699,580	7,793,079
Dilutive impact of stock options and restricted stock awards	-	44,026
Weighted average common shares outstanding – diluted	16,629,349	16,907,647
Net (loss) income from continuing operations attributable to SDI per share of common stock – diluted	(0.10)	0.02
Loss from discontinued operations attributable to SDI per share of common stock – diluted	(0.10)	(0.24)
Net loss attributable to SDI per share of common stock – diluted (2)	$(0.20)	$(0.21)

(1)
The Company records an adjustment to net income (loss) in the relevant period for the dilutive impact of subsidiary stock-based awards on the Company’s reported net income (loss) for purposes of calculating net income (loss) per share.

(2)	Amounts may not add due to rounding.

For the three months ended March 31, 2020 and 2019, 1,400 and 2,463 stock options, respectively, have been excluded from the computation of diluted weighted average shares outstanding, as they are anti-dilutive.

Note 20. Segment Information

In accordance with ASC 280, Segment Reporting, the Company has four reportable segments. Three of the Company’s segments are also those of Turning Point: (1) Smokeless products; (2) Smoking products; and (3) NewGen products. The Smokeless products segment (a) manufactures and markets moist snuff and (b) contracts for and markets chewing tobacco products. The Smoking products segment (a) markets cigarette papers, tubes, and related products; (b) markets and distributes finished cigars and MYO cigar wraps; and (c) processes, packages, markets, and distributes traditional pipe tobaccos. The NewGen products segment (a) markets and distributes e-cigarettes, e-liquids, vaporizers, and certain other products without tobacco and/or nicotine; (b) markets and distributes a wide assortment of vaping and CBD related products to non-traditional retail outlets via VaporBeast, Vapor Shark, IVG and Solace; and (c) markets and distributes a wide assortment of vapor and CBD related products to individual consumers via Vapor Shark and VaporFi branded retail outlets in addition to online platforms. Smokeless and Smoking products are distributed primarily through wholesale distributors in the United States while NewGen products are distributed primarily through e-commerce to non-traditional retail outlets and direct to consumers in the United States.

As of February 13, 2020, as a result of the approval of the Order of Liquidation, the Company reclassified its Insurance segment to discontinued operations. See Note 3, “Discontinued Operations” for further information.

 The Company also reports an Other segment, which includes the results of operations of SDI and Standard Outdoor and assets of the consolidated Company not assigned to the four reportable segments, including Turning Point deferred taxes, deferred financing fees and Turning Point’s investments in subsidiaries. Elimination includes the elimination of intercompany accounts between segments.

The accounting policies of these segments are the same as those of the Company. Corporate costs of Turning Point are not directly charged to the three reportable segments in the ordinary course of operations. The Company evaluates the performance of its segments and allocates resources to them based on operating income.

The tables below present financial information about reported segments:

	Three Months Ended March 31,
	2020	2019

Revenues
Smokeless Products	$26,495	$22,544
Smoking Products	28,914	25,519
NewGen Products	35,280	43,565
Other(1)	679	681
Total	91,368	92,309

Operating Income (Loss)
Smokeless Products	9,746	7,487
Smoking Products	12,417	9,946
NewGen Products	477	2,838
Other(1)	(15,977)	(10,479)
Total	6,663	9,792

Interest expense, net	5,863	4,473
Investment income	(91)	(144)
Net periodic benefit income, excluding service cost	(87)	(11)
Income before income taxes	$978	$5,474

Capital Expenditures
Smokeless products	$860	$577
Smoking products	-	-
NewGen products	17	309
Other(1)	-	15
Total	$877	$901
Depreciation and amortization
Smokeless products	$519	$357
Smoking products	-	-
NewGen Products	757	533
Other(1)	388	330
Total	$1,664	$1,220

(1)	“Other” includes Turning Point’s corporate costs or assets that are not assigned to the other three reportable segments.

	March 31, 2020	December 31, 2019
Assets
Smokeless Products	$128,406	$120,723
Smoking Products	142,850	145,831
NewGen Products	86,650	90,899
Other (1)	118,529	119,645
Discontinued operations	-	33,948
Total	$476,435	$511,046

(1)	“Other” includes assets not assigned to the three reportable segments. All goodwill has been allocated to reportable segments.

Revenue Disaggregation- Sales Channel

Revenues of the Smokeless and Smoking segments are primarily comprised of sales made to wholesalers while NewGen sales are made to business to business and business to consumer, both online and through Turning Point’s corporate retail stores. NewGen net sales are broken out by sales channel below.

	NewGen Segment Three Months Ended March 31,
	2020	2019
Business to business	$25,279	$32,463
Business to consumer	8,134	8,219
Business to consumer- corporate store	1,793	2,799
Other	74	84
Total	$35,280	$43,565

Net Sales – Domestic and Foreign

The following table shows a breakdown of consolidated net sales between domestic and foreign.

	Three Months Ended March 31,
	2020	2019
Domestic	$88,247	$89,450
Foreign	3,121	2,859
Total	$91,368	$92,309

Note 21. Related Party Transactions

SDI has engaged the services of CFGI, formerly Pine Hill Group, and Edward J. Sweeney to serve as interim Chief Financial Officer effective May 31, 2017. Mr. Sweeney carries out his role as interim Chief Financial Officer of the Company pursuant to an agreement between the Company and CFGI. Mr. Sweeney is a partner at CFGI. The agreement outlines the scope of responsibilities of CFGI, as well as Mr. Sweeney’s role. These include, but are not limited to, services provided to the Company as interim Chief Financial Officer, controllership services, technical accounting and financial reporting services, and risk, valuation and transaction advisory services. CFGI is compensated at an hourly rate for performing services pursuant to the agreement. CFGI is responsible for all payments to Mr. Sweeney. As a result, Mr. Sweeney has received no direct compensation from the Company and the amount of aggregate payments made to CFGI is based on the amount of work performed on the Company’s behalf by all CFGI resources. During the three months ended March 31, 2020 and 2019, the Company incurred expenses of $0.3 million, related to services provided by CFGI.

The Company entered into a lease agreement for office space for its corporate headquarters from its parent company, Standard General. Rental payments of $45,000 were paid to Standard General during the three months ended March 31, 2020. No payments were made during the three months ended March 31, 2019.

 Note 22. Subsequent Events

Merger and Reorganization Agreement with Turning Point

On April 7, 2020, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), by and among the Company, Turning Point and Standard Merger Sub, LLC, a wholly-owned subsidiary of the TPB (“Merger Sub”).  The Merger Agreement provides for, among other things, (i) the merger of SDI with and into Merger Sub (the “Merger”), with Merger Sub surviving the Merger as a wholly-owned subsidiary of Turning Point. Under the terms of the Merger Agreement, the holders of SDI’s Class A Common Stock and SDI’s Class B Common Stock (collectively, the “SDI Common Stock”) will receive in the aggregate, in return for their SDI Common Stock, Turning Point Voting Common Stock (“TPB Common Stock”) at a ratio of 0.97 of a share of TPB Common Stock for each share of TPB Common Stock held by SDI. SDI has divested, or will prior to the Merger divest, its assets of SDI other than its TPB Common Stock and has agreed that its net liabilities at closing will not exceed $25,000. The Merger is subject to customary closing conditions, including approval by holders of a majority of the aggregate voting power of the SDI Common Stock and the receipt of any applicable regulatory approvals.  The Company expects the transaction to close in the summer of 2020.

It is a condition to the consummation of the Merger that, as of the effective time of the time of the Merger, the Company have no liabilities other than liabilities included in an estimate of net liabilities delivered to Turning Point, and that the net liabilities included in such estimate not exceed $25,000. Thus, the Company must discharge substantially all of its liabilities prior to the consummation of the merger, including the indebtedness under the Term Loan. In order to raise the capital needed, along with its existing cash on hand, to retire such liabilities, including this indebtedness, the Company may consider a variety of transactions, including a sale of a portion of its shares of TPB Common Stock.

Sale of Standard Outdoor

On April 7, 2020,  SDI transferred all of its equity interests in Standard Outdoor, which constituted 100% of the outstanding equity interests, to Billboards LLC, a commonly controlled affiliate of Standard General, the Company’s controlling shareholder. The purchase consideration of $9.8 million consisted of the assumption by Billboards LLC of $7.2 million of the outstanding indebtedness of Standard Outdoor (equaling amounts payable under promissory notes issued by Standard Outdoor in past acquisitions), less cash transferred of $0.2 million, and shares of Turning Point common stock of $2.8 million. The Company expects to record this disposition other than by sale as a common control transaction in the second quarter of 2020 and as a result, no gain or loss is expected to be recognized.  Any shortfall, preliminarily estimated to be approximately $2.8 million, between consideration received and the book value of net assets transferred, will be recorded as an equity distribution to its controlling shareholder, Standard General.  In accordance with ASC 360, no impairment loss was recognized, as of March 31, 2020, as a result of this shortfall since the asset group being disposed of was tested for recoverability as held and used utilizing an estimate of undiscounted future cash flows based on the use of the asset for its remaining useful life, assuming that the disposal transaction would not occur.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “expect,” “intend,” “plan” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. As a result, actual events may differ materially from those expressed in or suggested by the forward-looking statements. Any forward-looking statement made by Standard Diversified Inc. (“SDI”) in this Quarterly Report on Form 10-Q speaks only as of the date hereof. New risks and uncertainties come up from time to time, and it is impossible for SDI to predict these events or how they may affect it. SDI has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws. Factors that could cause these differences include, but are not limited to:

•	our ability to execute on our plans to complete the pending Merger with Turning Point Brands, Inc. (“Turning Point”);
•	declining sales of tobacco products, and expected continuing decline of sales, in the tobacco industry overall;
•	Turning Point’s dependence on a small number of third-party suppliers and producers;
•	the possibility that Turning Point will be unable to identify or contract with new suppliers or producers in the event of a supply or product disruption;
•	Turning Point’s business may be damaged by events outside of its suppliers’ control, such as the impact of epidemics (e.g., coronavirus), political upheavals, or natural disasters;
•	the possibility that Turning Point’s licenses to use certain brands or trademarks will be terminated, challenged or restricted;
•	failure to maintain consumer brand recognition and loyalty of Turning Point’s customers;
•	substantial and increasing U.S. regulation;
•	regulation of Turning Point’s products by the FDA, which has broad regulatory powers;
•	Turning Point’s products are subject to developing and unpredictable regulation, for example, current court action moving forward certain substantial Pre Market Tobacco Application obligations;
•	Some of Turning Point’s products contain nicotine which is considered to be a highly addictive substance;
•	uncertainty related to the regulation and taxation of Turning Point’s NewGen products;
•	possible significant increases in federal, state and local municipal tobacco and vapor-related taxes;
•	possible increasing international control and regulation;
•	Turning Point’s reliance on relationships with several large retailers and national chains for distribution of its products;
•	our amount of indebtedness;
•	the terms of our credit facilities, which may restrict our current and future operations;
•	intense competition and our ability to compete effectively;
•	uncertainty and continued evolution of markets containing Turning Point’s NewGen products;
•	significant product liability litigation;
•	the scientific community’s lack of information regarding the long-term health effects of certain substances contained in some of our products;
•	requirement to maintain compliance with master settlement agreement escrow account;
•	competition from illicit sources;
•	our reliance on information technology;
•	security and privacy breaches;
•	contamination of Turning Point’s tobacco supply or products;
•	infringement on our intellectual property;
•	third-party claims that we infringe on their intellectual property;
•	failure to manage our growth;
•	failure to successfully integrate our acquisitions or otherwise be unable to benefit from pursuing acquisitions;
•	fluctuations in our results;

•	exchange rate fluctuations;
•	adverse U.S. and global economic conditions;
•	sensitivity of end-customers to increased sales taxes and economic conditions;
•	failure to comply with certain regulations;
•	departure of key management personnel or our inability to attract and retain talent;
•	imposition of significant tariffs on imports into the U.S.;
•	reduced disclosure requirements applicable to emerging growth companies may make Turning Point’s common stock less attractive to investors, potentially decreasing its stock price;
•	failure to maintain Turning Point’s status as an emerging growth company before the five-year maximum time period a company may retain such status;
•	our principal stockholders will be able to exert significant influence over matters submitted to our stockholders and may take certain actions to prevent takeovers;
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

You should read the following discussion of the historical financial condition and results of operations in conjunction with our interim condensed consolidated financial statements and accompanying notes, which are included elsewhere in this Quarterly Report on Form 10-Q. In addition, this discussion includes forward-looking statements subject to risks and uncertainties which may result in actual results differing from statements we make. See “Cautionary Note Regarding Forward-Looking Statements.” Factors that could cause actual results to differ include those risks and uncertainties discussed in “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2020

The following discussion relates to the interim unaudited financial statements of the Company included elsewhere in this Quarterly Report on Form 10-Q. In this discussion, unless the context requires otherwise, references to “our Company” “we,” “our,” or “us” refer to Standard Diversified Inc. and our consolidated subsidiaries. References to “SDI” refer to Standard Diversified Inc. without any of its subsidiaries. Dollars are in thousands, except where designated and in per share data.  Many of the amounts and percentages in this discussion have been rounded for convenience of presentation.

Overview

We are a holding company. Our subsidiaries are engaged in the following lines of business:

•	Other tobacco products through Turning Point Brands, Inc. (“Turning Point” or “TPB”), a 50.2% owned subsidiary; and
•	Until its transfer on April 7, 2020, outdoor advertising through Standard Outdoor LLC (“Standard Outdoor”), a wholly-owned subsidiary beginning in July 2017.

We are continually evaluating our portfolio of subsidiaries and lines of business and may make investment and divestiture decisions that could materially impact us and any of our existing or future lines of business. This may include investment and divestiture decisions to maintain our ownership percentage in Turning Point.

Recent Developments

Merger and Reorganization Agreement with Turning Point

On April 7, 2020, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), by and among SDI, Turning Point and Standard Merger Sub, LLC, a wholly-owned subsidiary of the TPB (“Merger Sub”). The Merger Agreement provides for, among other things, (i) the merger of SDI with and into Merger Sub (the “Merger”), with Merger Sub surviving the Merger as a wholly-owned subsidiary of Turning Point. Under the terms of the Merger Agreement, the holders of SDI’s Class A Common Stock and SDI’s Class B Common Stock (collectively, the “SDI Common Stock”) will receive in the aggregate, in return for their SDI Common Stock, Turning Point Voting Common Stock (“TPB Common Stock”) at a ratio of 0.97 of a share of TPB Common Stock for each share of TPB Common Stock held by SDI. SDI has divested, or will prior to the merger divest, its assets of SDI other than its TPB Common Stock and has agreed that its net liabilities at closing will not exceed $25,000. The Merger is subject to customary closing conditions, including approval by holders of a majority of the aggregate voting power of the SDI Common Stock and the receipt of any applicable regulatory approvals.  We expect the transaction to close in the summer of 2020.

It is a condition to the consummation of the Merger that, as of the effective time of the time of the Merger, we have no liabilities other than liabilities included in an estimate of net liabilities delivered to Turning Point, and that the net liabilities included in such estimate not exceed $25,000. Thus, we must discharge substantially all of our liabilities prior to the consummation of the merger, including the indebtedness of approximately $25.0 million under our $25.0 million loan (the “Term Loan”) obtained pursuant to that certain Term Loan Agreement, dated as of September 18, 2019 (the “Term Loan Agreement”), between SDI and GACP II, L.P., a Delaware limited partnership (the “Agent”), as administrative agent and collateral agent for the financial institutions (the “Lenders”). In order to raise the capital needed, along with its existing cash on hand, to retire such liabilities, including this indebtedness, we may consider a variety of transactions, including a sale of a portion of our shares of TPB Common Stock that we own.

If the closing of the Merger were to occur on or around June 30, 2020, we would incur an early termination fee of approximately $0.6 million and this amount would reduce, over time, to its floor of $0.5 million, if prepayment occurs on or before September 18, 2020. We have classified the Term Loan as a non-current liability as of March 31, 2020 as the Merger is still subject to customary closing conditions, including approval by holders of a majority of the aggregate voting power of the SDI Common Stock and the receipt of any applicable regulatory approvals.

Sale of Standard Outdoor

On April 7, 2020, SDI transferred all of its equity interests in Standard Outdoor, which constituted 100% of the outstanding equity interests, to Billboards LLC, a commonly controlled affiliate of Standard General, SDI’s controlling shareholder. The purchase consideration of $9.8 million consisted of the assumption by Billboards LLC of $7.2 million of the outstanding indebtedness of Standard Outdoor (equaling amounts payable under promissory notes issued by Standard Outdoor in past acquisitions), less cash transferred of $0.2 million, and shares of Turning Point common stock of $2.8 million. The Company expects to record this disposition other than by sale as a common control transaction in the second quarter of 2020 and as a result, no gain or loss is expected to be recognized. Any shortfall, preliminarily estimated to be approximately $2.8 million, between consideration received and the book value of net assets transferred, will be recorded as an equity distribution to its controlling shareholder, Standard General. In accordance with ASC 360, no impairment loss was recognized, as of March 31, 2020, as a result of this shortfall since the asset group being disposed of was tested for recoverability as held and used utilizing an estimate of undiscounted future cash flows based on the use of the asset for its remaining useful life, assuming that the disposal transaction would not occur.

Maidstone Insurance

On January 14, 2020, the NYSDFS filed a petition for Maidstone Insurance (“Maidstone”) to enter an order of liquidation pursuant to Article 74 of the New York Consolidated Insurance Law (“Order of Liquidation”) in the Supreme Court of the State of New York, County of Nassau (the “Court”) with respect to Maidstone. On January 21, 2020, the Court issued an order to show cause establishing February 13, 2020 as the date of a hearing before the Court with respect to the Order of Liquidation. On February 13, 2020, the Court conducted a hearing with respect to the Order of Liquidation and, thereafter, approved the Order of Liquidation. As of February 13, 2020, the control and net assets of Maidstone vested with the New York State Liquidation Bureau (“NYS Liquidation Bureau”). We determined that the disposal of Maidstone and our Insurance segment operations represents a strategic shift that had a major effect on our results of operations and, as a result, have reported the disposal as discontinued operations. See Note 3, “Discontinued Operations” to our unaudited condensed consolidated financial statement for further information.

Turning Point

COVID-19 Impact

As a result of the extraordinary situation we are facing, our focus is on the safety and well-being of our colleagues and the communities and customers we serve. As an organization, we have implemented several changes to enhance safety and mitigate health risk in our work environment. For Turning Point’s warehouse and manufacturing operations, these include split shifts, temperature scans, additional contactless hand sanitizing stations, protective equipment, social distancing guidelines, and increased cleaning and sanitization.

We canceled all unnecessary travel and facilitated telecommuting where possible. Like many companies, we have changed the way we communicate through increased use of videoconferencing and have implemented tele-selling initiatives through our sales force. Some of these changes that are proving to be efficient are likely to remain in-place even after this crisis and lead to on-going cost savings. Turning Point has deferred annual compensation increases for corporate employees other than those contractually required. We have also put a hold on new spending commitments as we cautiously manage through this environment.

The dedication of our workforce to serve this demand has been remarkable. Turning Point hired additional employees in its Louisville facility and implemented wage increases for its hourly employees to meet increased demand. Turning Point shifted production capacity to manufacture hand sanitizers and have donated bottles to hospitals, nursing homes and first responders in its local communities.

We do expect COVID-19 to impact results in the future. Turning Point’s third-party cigar wrap manufacture in the Dominican Republic temporarily closed for three weeks and is slowly ramping back up. In person selling has been dramatically dampened, which will slow new product launches. Select budgeted annual price increases will be delayed. Turning Point expects these issues will be offset by its growing B2C platforms. We continue to monitor this challenging environment closely and will make necessary adjustments as needed to make sure we are serving our employees and customers, while also protecting the safety of employees and communities.

Premarket Tobacco Application Deadline Extension

On April 3, 2020, the United States District Court for the District of Maryland agreed to an FDA request filed on March 30, 2020, for a 120-day extension of the premarket tobacco application (“PMTA”) deadline for many e-cigarettes, cigars and other tobacco products. FDA stated that the extension was needed because of the coronavirus outbreak. The U.S. Circuit Court of Appeals for the Fourth Circuit must still issue an order allowing the modification of the original order. An extension would move the deadline from May 12, 2020 to September 9, 2020. Turning Point will work during this additional time period to bolster its premarket filings.

Share Repurchase Authorization

On February 25, 2020, the TPB Board of Directors approved a $50 million share repurchase authorization, which is intended for opportunistic execution based upon a variety of factors including marketing dynamics. The program will be subject to the ongoing discretion of the TPB Board of Directors.

Organizational Structure and Overview of Turning Point

Turning Point is a holding company which owns North Atlantic Trading Company, Inc. (“NATC”), and its subsidiaries, Turning Point Brands, LLC (“TPLLC”), and its subsidiaries, and Turning Point Brands (Canada) Inc. (“TPBC”).  NATC includes subsidiaries National Tobacco Company, L.P. (“NTC”), National Tobacco Finance, LLC (“NTFLLC”), North Atlantic Operating Company, Inc. (“NAOC”), North Atlantic Cigarette Company, Inc. (“NACC”), and RBJ Sales, Inc. (“RBJ”). TPLLC includes subsidiaries Intrepid Brands, LLC (“Intrepid”), TPB Beast, LLC (“VaporBeast”), TPB Shark, LLC, and its subsidiaries (collectively, “Vapor Shark”), TPB International, LLC and its subsidiaries (collectively, “IVG”), Nu-X Ventures, LLC (“Nu-X”), Nu-Tech Holdings LLC (“Nu-Tech”), and South Beach Holdings, LLC (“South Beach”).

Turning Point is a leading, independent provider of Other Tobacco Products (“OTP”) and adult consumer alternatives. Turning Point estimates the OTP industry generated approximately $11.5 billion of manufacturer revenue in 2019. In contrast to manufactured cigarettes, which have been experiencing declining volumes for decades based on data published by the Alcohol and Tobacco Tax and Trade Bureau (“TTB”), the OTP industry is demonstrating increased consumer appeal with low to mid-single digit consumer unit growth as reported by Management Science Associates, Inc. (“MSAi”), a third-party analytics and information company. Turning Point was the 6th largest competitor in terms of total OTP consumer units sold during 2019. Turning Point sells a wide range of products across the OTP spectrum; however, it does not sell cigarettes. Turning Point’s portfolio of brands includes some of the most widely recognized names in the OTP industry, such as Zig-Zag®, Beech-Nut®, Stoker’s®, Trophy®, VaporBeast® and VaporFi®. Turning Point currently ships to approximately 900 distributors with an additional 100 secondary, indirect wholesalers in the U.S. that carry and sell its products. Turning Point operates in three segments: (i) Smokeless products, (ii) Smoking products, and (iii) NewGen products. Under the leadership of a senior management team with an average of 24 years of experience in the tobacco industry, Turning Point has grown and diversified its business through new product launches, category expansions, and acquisitions while concurrently improving operational efficiency.

Turning Point has identified additional growth opportunities in the emerging alternatives market. In January 2019, it established its subsidiary, Nu-X, a new company and wholly-owned subsidiary dedicated to the development, production and sale of alternative products and acquisitions in related spaces. The creation of Nu-X allows Turning Point to leverage its expertise in traditional OTP management to alternative products. The Turning Point management team has over 100 years of experience navigating federal, state and local regulations that are directly applicable to the growing alternatives market. In July 2019, Turning Point acquired the assets of Solace Technology (“Solace”). Solace is an innovative product development company which established one of the top e-liquid brands and has since grown into a leader in alternative products. Solace’s legacy and innovation will enhance Nu-X’s strong and nimble development engine. In July 2019, Turning Point acquired a 30% stake in ReCreation Marketing (“ReCreation). ReCreation is a specialty marketing and distribution firm focused on building brands in the Canadian smoking, vaping and alternative products categories. The investment will leverage ReCreation’s significant expertise in marketing and distributing tobacco and cannabis products throughout Canada. The investment is part of Nu-X and Turning Point plans to make additional investments, partnerships and acquisitions to drive the business of Nu-X. These endeavors will enable Turning Point to continue to identify unmet customer needs and provide quality products that Turning Point believes will result in genuine customer satisfaction and foster the growth of revenue.

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

Products

Turning Point operates in three segments: Smokeless products, Smoking products and NewGen products. In its Smokeless products segment, Turning Point (i) manufacture and market moist snuff and (ii) contract for and market loose leaf chewing tobacco products. In its Smoking products segment, Turning Point principally (i) market and distribute cigarette papers, tubes, and related products; and (ii) market and distribute finished cigars and MYO cigar wraps. In its NewGen products segment, Turning Point (i) market and distribute CBD, liquid vapor products and certain other products without tobacco and/or nicotine; (ii) distribute a wide assortment of products to non-traditional retail via VaporBeast; and (iii) market and distribute a wide assortment of products to individual consumers via VaporFi B2C online platforms. Turning Point’s portfolio of brands includes some of the most widely recognized names in the OTP industry such as Stoker’s® in the Smokeless segment, Zig-Zag® in the Smoking segment, and VaporBeast®, VaporFi® and Solace© in the NewGen segment.

Operations

Turning Point’s core tobacco business (Smokeless and Smoking segments) primarily generates revenues from the sale of its products to wholesale distributors who, in turn, resell the products to retail operations. Turning Point’s acquisition of VaporBeast in 2016 expanded its revenue streams as it began selling directly to non-traditional retail outlets. Turning Point’s acquisition of IVG in 2018 enhanced its business-to-consumer revenue stream with the addition of the Vapor-Fi online platform. Turning Point’s net sales, which include federal excise taxes, consist of gross sales net of cash discounts, returns, and selling and marketing allowances.

Turning Point relies on long-standing relationships with high-quality, established manufacturers to provide the majority of its produced products. More than 80% of Turning Point’s production, as measured by net sales, is outsourced to suppliers. The remaining production consists of its moist snuff tobacco operations located in Dresden, Tennessee, and Louisville, Kentucky and the proprietary e-liquids operations located in Louisville, Kentucky. Turning Point’s principal operating expenses include the cost of raw materials used to manufacture the limited number of its products which it produces in-house; the cost of finished products, which are generally purchased goods; federal excise taxes; legal expenses; and compensation expenses, including benefits and costs of salaried personnel. Turning Point’s other principal expenses include interest expense and other expenses.

Key Factors Affecting Turning Point’s Results of Operations

Turning Point considers the following to be the key factors affecting its results of operations:

•	Turning Point’s ability to further penetrate markets with its existing products;
•	Turning Point’s ability to introduce new products and product lines that complement its core business;
•	Decreasing interest in some tobacco products among consumers;
•	Price sensitivity in its end-markets;
•	Marketing and promotional initiatives, which cause variability in Turning Point’s results;
•	General economic conditions, including consumer access to disposable income;
•	Cost and increasing regulation of promotional and advertising activities;
•	Cost of complying with regulation, including the “deeming regulations”;
•	Counterfeit and other illegal products in our end-markets;
•	Currency fluctuations;
•	Turning Point’s ability to identify attractive acquisition opportunities in OTP; and
•	Turning Point’s ability to integrate acquisitions.

Overview of Standard Outdoor

Standard Outdoor is an out-of-home advertising business. Revenues include outdoor advertising revenues, while operating expenses primarily include compensation costs, depreciation and rent expense.

On April 7, 2020, we transferred our equity interests in Standard Outdoor to Billboards LLC, an affiliate of our parent company, Standard General. See Note 22, “Subsequent Events” to our condensed consolidated financial statements for further information.

Segment Information

We operate in four reportable segments; (1) Smokeless products, (2) Smoking products, (3) NewGen products, and (4) Other, which includes our out-of-home advertising business and SDI holding company, as well as certain unallocated Turning Point amounts. Turning Point’s Smokeless products segment, Smoking products segment and NewGen products segment are described above within Overview of Turning Point – Products.

As a result of the approval of the Order of Liquidation on February 13, 2020 and the disposal of our Insurance segment, including its classification as a discontinued operation, we no longer report an Insurance segment.

Critical Accounting Policies and Uses of Estimates

Other than the update below, there have been no material changes to our critical accounting policies and estimates from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 16, 2020.

Discontinued Operations

A business is classified as discontinued operations if the disposal represents a strategic shift that will have a major effect on operations or financial results and meets the criteria to be classified as held for sale or is disposed of by sale or otherwise. Significant judgments are involved in determining whether a business meets the criteria for discontinued operations reporting and the period in which these criteria are met. In the period a component of an entity has been disposed of or classified as held for sale, the results of operations for the periods presented are reclassified into separate line items in the statements of operations. Assets and liabilities are also reclassified into separate line items on the related balance sheets for the periods presented. The statements of cash flows for the periods presented are also reclassified to reflect the results of discontinued operations as separate line items. Accounting Standards Update (“ASU”) 2014-08 requires that only a disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity’s operations and financial results be reported in the financial statements as discontinued operations. ASU 2014-08 also provides guidance on the financial statement presentations and disclosures of discontinued operations.

 Recent Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies” to our condensed consolidated financial statements included in this Quarterly Report for a description of recently issued accounting pronouncements, including those recently adopted.

Results of Operations

The table and discussion set forth below relate to our condensed consolidated results of operations. The results of the Insurance segment were reclassified to discontinued operations as of February 13, 2020 as a result of the approval of the Order of Liquidation. As such, the Insurance segment is included in our net loss from discontinued operations, in the table below.

Comparison of the Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019

	Three Months Ended March 31,		% Change
(In thousands, except percentage change)	2020	2019
Net Sales:
Smokeless Products	$26,495	$22,544	17.5%
Smoking Products	28,914	25,519	13.3%
NewGen Products	35,280	43,565	-19.0%
Other	679	681	-0.3%
Total net sales	91,368	92,309	-1.0%
Cost of sales	49,928	51,784	-3.6%
Gross Profit:
Smokeless products	13,874	12,073	14.9%
Smoking products	16,132	13,484	19.6%
NewGen products	11,425	14,907	-23.4%
Other	9	61	-85.2%
Total gross profit	41,440	40,525	2.3%
Selling, general and administrative expenses	34,777	30,733	13.2%
Total operating income	6,663	9,792	-32.0%

Interest expense, net	5,863	4,473	31.1%
Investment income	(91)	(144)	-36.8%
Net periodic benefit income, excluding service cost	(87)	(11)	690.9%
Income before income taxes	978	5,474	-82.1%
Income tax expense	946	1,774	-46.7%
Net income from continuing operations	32	3,700	-99.1%
Net income attributable to noncontrolling interests	(1,637)	(3,260)	-49.8%
Net (loss) income from continuing operations attributable to SDI	(1,605)	440	-464.8%
Net loss from discontinued operations, net of tax	(1,712)	(3,983)	-57.0%
Net loss attributable to SDI	$(3,317)	$(3,543)	-6.4%

Net sales. For the three months ended March 31, 2020, consolidated net sales decreased to $91.4 million from $92.3 million for the three months ended March 31, 2019, a decrease of $0.9 million or 1.0%. The decrease in net sales was primarily driven by lower volume in Turning Point’s NewGen segment in 2020.

For the three months ended March 31, 2020, net sales in the Smokeless products segment increased to $26.5 million from $22.5 million for the three months ended March 31, 2019, an increase of $4.0 million or 17.5%. For the three months ended March 31, 2020, volume increased 16.7% and price/mix increased 0.8%. The increase in net sales was primarily driven by the continuing double-digit volume growth of Stoker’s® MST partially offset by declining sales in chewing tobacco, largely attributable to long-term segment erosion, and a continuing shift to lower price products.

For the three months ended March 31, 2020, net sales in the Smoking products segment increased to $28.9 million from $25.5 million for the three months ended March 31, 2019, an increase of $3.4 million or 13.3%. For the three months ended March 31, 2020, volume increased 10.9% and price/mix increased 2.4%. The increase in net sales is primarily related to double digit growth in US rolling papers, partially offset by a $0.5 million decline in non-focus cigars and MYO pipe.

For the three months ended March 31, 2020, net sales in the NewGen products segment decreased to $35.3 million from $43.6 million for the three months ended March 31, 2019, a decrease of $8.3 million or 19.0%. The decrease in net sales is the result of the continued impact of vapor market disruption and wind-down of the V2 business, partially offset by positive contributions from CBD, Solace and other Nu-X products.

For the three months ended March 31, 2020 and 2019, net sales in the Other segment was $0.7 million, all of which relates to the Standard Outdoor business.

Gross profit. For the three months ended March 31, 2020, consolidated gross profit increased to $41.4 million from $40.5 million for the three months ended March 31, 2019, an increase of $0.9 million or 2.3%. Gross profit as a percentage of revenue increased to 45.4% for the three months ended March 31, 2020, compared to 43.9% for the three months ended March 31, 2019.

For the three months ended March 31, 2020, gross profit in the Smokeless products segment increased to $13.9 million from $12.1 million for the three months ended March 31, 2019, an increase of $1.8 million or 14.9%. Gross profit as a percentage of net sales decreased to 52.4% of net sales for the three months ended March 31, 2020, from 53.6% of net sales for the three months ended March 31, 2019, primarily as a as a result of mix.

For the three months ended March 31, 2020, gross profit in the Smoking products segment increased to $16.1 million from $13.5 million for the three months ended March 31, 2019, an increase of $2.6 million or 19.6%. Gross profit as a percentage of net sales increased to 55.8% of net sales for the three months ended March 31, 2020, from 52.8% of net sales for the three months ended March 31, 2019, as a result of increased US rolling paper sales and a continued decline in the low margin cigar business. For the three months ended March 31, 2020 cigar sales were $0.7 million compared to $1.1 million for the three months ended March 31, 2019.

For the three months ended March 31, 2020, gross profit in the NewGen products segment decreased to $11.4 million from $14.9 million for the three months ended March 31, 2019, a decrease of $3.5 million or 23.4%. Gross profit as a percentage of net sales decreased to 32.4% of net sales for the three months ended March 31, 2020, from 34.2% of net sales for the three months ended March 31, 2019 as a result of the decline in net sales. For the three months ended March 31, 2020, gross profit included $2.8 million of tariff expenses compared to $2.0 million for the three months ended March 31, 2019.

For the three months ended March 31, 2020 and 2019, gross profit in the Other segment was approximately $9,000 and $61,000, respectively, all of which relates to the Standard Outdoor business.

Selling, general, and administrative expenses. For the three months ended March 31, 2020, selling, general, and administrative expenses increased to $34.8 million from $30.7 million for the three months ended March 31, 2019, an increase of $4.0 million or 13.2%. Selling, general and administrative expenses in the three months ended March 31, 2020 included $0.5 million of Turning Point stock options, restricted stock and incentives expense, $1.0 million of Turning Point transaction expenses and $5.9 million of expense related to PMTA. Selling, general and administrative expenses in the three months ended March 31, 2019 included $0.7 million of stock option, restricted stock and incentives expense, $0.9 million of transaction costs, $1.0 million in corporate and vapor restructuring and $0.4 million of new product launch costs for Nu-X products. The Other segment, which includes the corporate expenses of SDI and Standard Outdoor included $2.4 million and $2.3 million of selling, general and administrative expenses for three months ended March 31, 2020 and 2019, respectively.

Total operating income. For the three months ended March 31, 2020, total operating income was $6.7 million, a decrease of $3.1 million, or 32.0%, from $9.8 million for the three months ended March 31, 2019. This decrease was primarily due to increases in Turning Point’s selling, general and administrative expenses for the three months ended March 31, 2020, as described above.

Interest expense, net. For the three months ended March 31, 2020, interest expense, net was $5.9 million compared to $4.5 million for the three months ended March 31, 2019. This increase of $1.4 million was primarily as a result of the amortization of the debt discount on the Convertible Senior Notes of $1.8 million, from $3.9 million for the three months ended March 31, 2019. Increased interest expense also resulted from the higher overall average outstanding debt balance of SDI.

Investment income. Investment income relating to investment of the MSA deposits was approximately $0.1 million for the three months ended March 31, 2020 and 2019, respectively.

Net periodic benefit income, excluding service cost. For the three months ended March 31, 2020, net periodic benefit income, excluding service cost was approximately $0.1 million compared to approximately $11,000 for the three months ended March 31, 2019.

Income before income taxes. For the three months ended March 31, 2020, income before income taxes was $1.0 million compared to $5.5 million for the three months ended March 31, 2019. This decrease of $4.5 million was primarily due to the factors noted above.

Income tax expense. Our income tax expense of $0.9 million and $1.8 million for the three months ended March 31, 2020 and 2019, respectively and was solely related to Turning Point and the income before income taxes of Turning Point. Turning Point’s income tax expense was 22.4% of income before income taxes for the three months ended March 31, 2020, compared to and 21.3% for the three months ended March 31, 2019.

Net income from continuing operations. Due to the factors described above, net income for the three months ended March 31, 2020 and 2019 was approximately $32,000 and $3.7 million, respectively.

Net income attributable to noncontrolling interests. Income attributable to noncontrolling interests of $1.6 million and $3.3 million for the three months ended March 31, 2020 and 2019, respectively, was related to the shareholders of Turning Point other than the Company. The decrease was directly attributable to the decrease in Turning Point’s net income.

Net (loss) income from continuing operations attributable to SDI. For the three months ended March 31, 2020, net loss from continuing operations attributable to SDI was $1.6 million compared to net income of $0.4 million for the three months ended March 31, 2019, a decrease of $2.0 million or 463.9%. This decrease was a result of the items discussed above.

Net loss from discontinued operations, net of tax. Due to the approval of the Order of Liquidation on February 13, 2020, we reclassified the results of our Insurance segment to discontinued operations. The current and prior period amounts relate entirely to the net loss of our Insurance segment. For the three months ended March 31, 2020, the net loss from discontinued operations, net of tax of $1.7 million consisted of the loss on disposal of the Insurance segment of $1.0 million and the net loss on operations of $0.7 million for the period from January 1, 2020 to February 13, 2020. For the three months ended March 31, 2019, the net loss from discontinued operations, net of tax of $4.0 million included an impairment loss on goodwill and other intangible assets of $2.8 million and a loss from operations of $1.6 million. These losses were offset by an income tax benefit of $0.4 million for the three months ended March 31, 2019.

Net loss attributable to SDI. For the three months ended March 31, 2020, net loss attributable to SDI was $3.3 million compared to $3.5 million for the three months ended March 31, 2019, an increase of $0.2 million or 6.5%. This increase was a result of the items discussed above.

Liquidity and Capital Resources

As mentioned previously, in connection with the closing of the proposed Merger with Turning Point, we expect to prepay the Term Loan and its $25.0 million outstanding principal balance plus an early termination fee at the time of the Merger.  If  the closing of the Merger were to occur on or around June 30, 2020, we would incur an early termination fee of approximately $0.6 million and this amount would reduce, over time, to its floor of $0.5 million, if prepayment of the Term Loan occurs on or before September 18, 2020. We have classified the Term Loan as a non-current liability as of March 31, 2020 as the Merger is still subject to customary closing conditions, including approval by holders of a majority of the aggregate voting power of the SDI Common Stock and the receipt of any applicable regulatory approvals. In order to raise the capital needed, along with our existing cash on hand, to retire such liabilities, including this indebtedness, we may consider a variety of transactions, including a sale of a portion of our shares of TPB Common Stock.

Turning Point’s principal uses for cash are working capital, debt service, and capital expenditures. Turning Point believes its cash flows from operations and borrowing availability under their 2018 Revolving Credit Facility are adequate to satisfy its operating cash requirements for the foreseeable future.

Our working capital, which we define as current assets less current liabilities, decreased by $5.3 million to $137.3 million at March 31, 2020, compared with $142.6 million at December 31, 2019.

(In thousands)	March 31, 2020	December 31, 2019
Current Assets	$199,812	$234,372
Current Liabilities	62,522	91,771
Working Capital	$137,290	$142,601

The following table summarizes our condensed consolidated statements of cash flows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31
(In thousands)	2020	2019
Net cash flow provided by (used in) continuing operations:
Operating activities	$14,125	$11,852
Investing activities	(5,816)	801
Financing activities	(11,281)	(16,613)
Net decrease in cash from continuing operations	(2,972)	(3,960)
Net decrease in cash from discontinued operations	(2,441)	(1,145)
Net decrease in cash	$(5,413)	$(5,105)

Operating activities. Net cash provided by operating activities of continuing operations represents the cash receipts and cash disbursements from all of our activities other than investing activities and financing activities. Changes in cash from operating activities reflect, among other things, the timing of cash collections from customers, payments to suppliers.

Net cash provided by operating activities of continuing operations was $14.1 million, compared to net cash provided by operating activities of $11.9 million for the three months ended March 31, 2019, an increase of $2.2 million, primarily due to changes in working capital accounts.

Investing activities. Net cash used in investing activities of continuing operations was $5.8 million, compared to net cash provided by investing activities of $0.8 million for the three months ended March 31, 2019, a decrease of $6.6 million. This decrease of $6.6 million included a cash outflow from disposal of the Insurance segment of $4.9 million. The remaining decrease in cash used in investing activities of $1.7 million was primarily due to the change in Turning Point’s MSA escrow deposits from investments to cash holdings.

Financing activities. Net cash used in financing activities was $11.3 million for the three months ended March 31, 2020, compared to net cash used in financing activities of $16.6 million for the three months ended March 31, 2019, an increase of $5.3 million. The increase in cash was primarily due Turning Point’s payment of its revolving credit facility in 2019.

Turning Point Dividends

Turning Point’s most recent dividend of $0.05 per common share was paid on April 10, 2020, to shareholders of record at the close of business on March 20, 2020.

Share Repurchases

On June 29, 2017, our Board of Directors authorized a program, effective immediately, to repurchase shares of our Class A common stock or Class B common stock, par value $0.01 per share, constituting, in the aggregate, up to 5% of the outstanding shares of our common stock. Shares of common stock may be repurchased in the open market or through negotiated transactions. The program may be terminated or suspended at any time at the discretion of the Company. Pursuant to this program, we repurchased 50,000 shares of common stock during the three months ended March 31, 2020 for a cost of $0.7 million at an average price of $14.15 per share.

On February 25, 2020, Turning Point’s Board of Directors approved a $50.0 million share repurchase authorization, which is intended for opportunistic execution based upon a variety of factors including market dynamics. The authorization is subject to the ongoing discretion of the Turning Point Board of Directors. The total number of shares repurchased for the three months ended was 134,130 shares for a total cost of $2.6 million and an average price per share of $19.59.

Long-Term Debt

As of March 31, 2020, we were in compliance with the financial and restrictive covenants in our existing debt instruments. The following table provides outstanding balances under our debt instruments as of:

(In thousands)	March 31, 2020	December 31, 2019
2018 First Lien Term Loan	$144,000	$146,000
Convertible Senior Notes	172,500	172,500
SDI GACP Term Loan	25,000	25,000
Standard Outdoor Promissory Notes	7,242	8,447
Note payable - IVG	-	4,240
Gross notes payable and long-term debt	348,742	356,187
Less deferred finance charges	(7,191)	(7,558)
Less debt discount	(30,333)	(32,083)
Less current maturities	(13,743)	(16,977)
Net notes payable and long-term debt	$297,475	$299,569

2018 Credit Facility

On March 7, 2018, Turning Point entered into a $250 million credit facility consisting of a $160 million 2018 First Lien Term Loan with Fifth Third Bank, as administrative agent, and other lenders, and a $50 million 2018 Revolving Credit Facility (the “2018 Second Lien Credit Facility,” and, collectively, the “2018 First Lien Credit Facility”) in addition to a $40 million 2018 Second Lien Term Loan (together with the 2018 First Lien Credit Facility, the “2018 Credit Facility”) with Prospect Capital Corporation, as administrative agent, and other lenders, The 2018 Credit Facility retained the $40 million accordion feature of the 2017 Credit Facility.

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

2018 First Lien Credit Facility: The 2018 First Lien Term Loan and the 2018 Revolving Credit Facility bear interest at LIBOR plus a spread of 2.75% to 3.50% based on Turning Point’s senior leverage ratio. The 2018 First Lien Term Loan has quarterly required payments of $2.0 million beginning June 30, 2018, increasing to $3.0 million on June 30, 2020, and increasing to $4.0 million on June 30, 2022. The 2018 First Lien Credit Facility has a maturity date of March 7, 2023. The 2018 First Lien Term Loan is secured by a first priority lien on substantially all of the assets of the borrowers and the guarantors thereunder, including a pledge of Turning Point’s capital stock, other than certain excluded assets (the “Collateral”). In connection with the Senior Notes offering, we entered into a First Amendment (the “Amendment”) to the First Lien Credit Agreement, with Fifth Third Bank, as administrative agent, and other lenders and certain other lending other lending parties thereto. The Amendment was entered into primarily to permit us to issue up to $200 million of convertible senior notes, enter into certain capped call transactions in connection with the issuance of such notes and to use the proceeds from the issuance of the notes to repay amounts outstanding under our 2018 Second Lien Credit Facility and use the remaining proceeds for acquisitions and investments. In connection with the Amendment, fees of $0.7 million were incurred. The 2018 First Lien Credit Facility contains certain financial covenants, which were amended in connection with the Convertible Senior Notes offering in the third quarter of 2019. The covenants include maximum senior leverage ratio of 3.00x with step-downs to 2.50x, a maximum total leverage ratio of 5.50x with step-downs to 5.00x, and a minimum fixed charge coverage ratio of 1.20x. In the first quarter of 2020, the financial covenants were amended to permit certain add-backs related to PMTA in the definition of Consolidated EBITDA for the period of October 1, 2019 until September 30, 2020. In connection with the amendment, fees of $0.2 million were incurred. Based on an excess cash covenant for the facility, a principal payment of $4.5 million was due in the second quarter of 2019. All parties agreed to waive the payment, resulting in consent fees of $0.1 million. The weighted average interest rate of the 2018 First Lien Term Loan was 3.74% as of March 31, 2020. As of March 31, 2020, Turning Point had no borrowings outstanding under the 2018 Revolving Credit Facility. The $50.0 million unused portion of the 2018 Revolving Credit Facility is reduced by letters of credit from Fifth Third Bank totaling $3.7 million, resulting in $46.3 million of availability under the 2018 Revolving Credit Facility at March 31, 2020.

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

Convertible Senior Notes

In July 2019, Turning Point closed an offering of $172.5 million in aggregate principal amount of the 2.50% Convertible Senior Notes due July 15, 2024 (the “Convertible Senior Notes”). The Convertible Senior Notes bear interest at a rate of 2.50% per year, payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2020. The Convertible Senior Notes will mature on July 15, 2024, unless earlier repurchased, redeemed or converted. The Convertible Senior Notes are senior unsecured obligations.

The Convertible Senior Notes are convertible into approximately 3,202,808 shares of Turning Point voting common stock under certain circumstances prior to maturity at a conversion rate of 18.567 shares per $1,000 principal amount of the Convertible Senior Notes, which represents a conversion price of approximately $53.86 per share, subject to adjustment under certain conditions, but will not be adjusted for any accrued and unpaid interest. Upon conversion, Turning Point may pay cash, shares of its common stock or a combination of cash and stock, as determined by Turning Point at its discretion. The conditions required to allow the holders to convert their Convertible Senior Notes were not met as of March 31, 2020.

Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for the issuance of the Convertible Senior Notes, Turning Point separated the Convertible Senior Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated conversion feature. The carrying amount of the equity component, which is recognized as a debt discount, represents the difference between the proceeds from the issuance of the Convertible Senior Notes and the fair value of the liability component of the Convertible Senior Notes. The excess of the principal amount of the liability component over its carrying amount (“debt discount”), $35.0 million, will be amortized to interest expense using an effective interest rate of 7.5% over the expected life of the Convertible Senior Notes. The equity component is not remeasured as long as it continues to meet the criteria for equity classification. Interest expense includes $1.8 million of amortization for the three months ended March 31, 2020.

In accounting for the debt issuance costs related to the issuance of the Convertible Senior Notes, Turning Point allocated the total amount incurred to the liability and equity components based on their relative values. Debt issuance costs attributable to the liability component are amortized to the interest expense using the effective interest method over the expected life of the Convertible Senior Notes, $4.7 million, and the debt issuance costs attributable to the equity component, $1.2 million, are netted with the equity component of stockholders’ equity (deficit).

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

Note Payable – IVG

In September 2018, Turning Point issued a note payable to IVG’s former shareholders (the “IVG Note”). The IVG Note was $4.0 million principal with 6.0% interest compounding annually and matured on March 5, 2020. All principal and accrued and unpaid interest under the IVG Note were subject to indemnification obligations of the sellers pursuant to the International Vapor Group Stock Purchase Agreement dated as of September 5, 2018. The carrying amount of the IVG Note of $4.2 million was deposited into an escrow account pending agreement with the sellers of any indemnification obligations.

Unsecured Loan

On April 6, 2020, Turing Point’s 2018 First Lien Credit Facility was amended to allow for an unsecured loan under the Coronavirus Aid, Relief, and Economic Security Act of 2020 (“CARES”). On April 17, 2020, National Tobacco Company, L.P., a wholly-owned subsidiary of the Company, entered into a loan agreement with Regions Bank guaranteed by the Small Business Administration for a $7.5 million unsecured loan. The proceeds of the loan were received on April 27, 2020. The loan is scheduled to mature on April 17, 2022 and has a 1.00% interest rate.

SDI Term Loan

On September 18, 2019, we entered into the Term Loan Agreement, which provided for the Term Loan of $25.0 million.

The Term Loan bears interest at a rate equal to the three-month “Libor Rate” as published in The Wall Street Journal plus 9.00%. Interest under the Term Loan Agreement is payable monthly with the principal balance due on September 18, 2024. The Term Loan was subject to a closing fee of $0.5 million, which was paid upon execution of the Term Loan Agreement. Additionally, the Term Loan is subject to an agent monitoring fee of $25 thousand, payable quarterly. An early termination fee shall be due at any time if on or prior to the third anniversary of the closing of the Term Loan, we prepay or repay (whether voluntarily or mandatorily), or are required to prepay or repay, the Term Loan in whole or in part. Prior to the first anniversary of the closing of the Term Loan, the early termination fee is the greater of (a) 2.0% of amount of the Term Loan or $0.5 million, or (b) the  interest on the Term Loan that would have accrued during the first year following closing, less actual interest payments paid through the date of prepayment. Any time after the first anniversary of the closing of the Term Loan and prior to the third anniversary, the early termination fee reduces to 1.0% of the amount of the Term Loan or $0.25 million. Our obligations under the Term Loan Agreement are secured by all of the shares of Turning Point stock owned by us. In connection with the closing of the proposed Merger with Turning Point, as more fully described in Note 22, we expect to prepay the Term Loan at the time of the Merger. The Merger is subject to customary closing conditions, including approval by holders of a majority of the aggregate voting power of the SDI Common Stock and the receipt of any applicable regulatory approvals. We expect the transaction to close in the summer of 2020.  If  the closing of the Merger were to occur on or around June 30, 2020, we would incur an early termination fee of approximately $0.6 million and this amount would reduce, over time, to its floor of $0.5 million, if prepayment occurs on or before September 18, 2020. We have classified the Term Loan as a non-current liability as of March 31, 2020 as the Merger is still subject to customary closing conditions, including approval by holders of a majority of the aggregate voting power of the SDI Common Stock and the receipt of any applicable regulatory approvals. In order to raise the capital needed, along with its existing cash on hand, to retire such liabilities, including this indebtedness, we may consider a variety of transactions, including a sale of a portion of our shares of TPB Common Stock.

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

With respect to the maintenance of at least $2.0 million in unrestricted cash and cash equivalents in accounts subject to control agreements in favor of the Agent, as of March 31, 2020, we had approximately $7.1 million in unrestricted cash and cash equivalents in those accounts.

On September 18, 2019, in connection with entering into the Term Loan Agreement, we repaid in full all amounts outstanding under the term loan agreement with Crystal Financial LLC (“Crystal Term Loan”).

Interest expense related to the Term Loan and the Crystal Term Loan of $0.7 million and $0.4 million, including amortization of the discount, was recorded for the three months ended March 31, 2020 and 2019, respectively.

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

On April 7, 2020, the Company transferred its equity interest in Standard Outdoor, which included the transfer of the remaining $7.2 million of Standard Outdoor’s outstanding indebtedness, included in the table above. See Note 22, “Subsequent Events” for further information.

Off-balance Sheet Arrangements

During the three months ended March 31, 2020 and the year ended December 31, 2019 Turning Point did not execute any forward contracts. At March 31, 2020, and December 31, 2019, Turning Point did not have any forward contracts. Turning Point had swap contracts for a notional amount of $70 million at March 31, 2020 and December 31, 2019. The fair values of the swap contracts are based upon quoted market prices and resulted in a liability of $4.8 million and $2.5 million, respectively, as of March 31, 2020 and December 31, 2019, included in other long-term liabilities.

Inflation

We believe any effect of inflation at current levels will be minimal. Historically, Turning Point has been able to increase prices at a rate equal to, or greater than, the rate of inflation and believes it will continue to be able to do so for the foreseeable future. In addition, Turning Point has been able to been able to maintain a relatively stable variable cost structure for its products due, in part, to its successful procurement with regard to its tobacco products and, in part, to its existing contractual agreement for the purchase of its premium cigarette papers.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2020. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control Over Financial Reporting

Other than the steps taken by Turning Point to remediate their material weakness described in our 2019 Annual Report on Form 10-K under “Management’s Report on Internal Control over Financial Reporting”, there were no material changes in the Company’s internal control over financial reporting during the first quarter of 2020.

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

Other major tobacco companies are defendants in product liability claims. In a number of these cases, the amounts of punitive and compensatory damages sought are significant and could have a material adverse effect on Turning Point’s business and results of operations. Turning Point is subject to several lawsuits alleging personal injuries resulting from malfunctioning vaporizer devices or consumption of e-liquids and may be subject to claims in the future relating to its other NewGen products. Turning Point is still evaluating these claims and the potential defenses to them. For example, Turning Point did not design or manufacture the products at issue; rather, it was merely the distributor. Nonetheless, there can be no assurance that Turning Point will prevail in these cases, and they could have a material adverse effect on our financial position, results of operations, or cash flows.

Turning Point’s franchisors are defendants from time to time in the ordinary course of business. In certain of these cases, the amounts of punitive and compensatory damages sought are significant. One of Turning Point’s subsidiaries is a defendant in a lawsuit brought by a franchisee, which claim has been filed but not yet served. In that case, the franchisee is seeking compensatory and punitive damages and rescission of their franchise agreement, alleging that Turning Point’s subsidiary failed to make certain disclosures in the Franchise Disclosure Document. The subsidiary is evaluating these claims, the potential defenses to them as well as available counterclaims. The subsidiary believes that termination of the franchise agreement was proper, no damages are due and the franchisee is bound by an arbitration agreement pursuant to the terms of their franchise agreement and the Franchise Disclosure Document (and therefore it was improper to pursue litigation). There can be no assurance that Turning Point will prevail in this case, and it could have a material adverse effect on our business and results of operations.

Turning Point has several subsidiaries engaged in making, distributing and retailing (online and in bricks-and-mortar) vapor products. As a result of the overall publicity and controversy surrounding the vapor industry generally, many companies have received informational subpoenas from various regulatory bodies and in some jurisdictions regulatory lawsuits have been filed regarding marketing practices and possible underage sales. Turning Point’s subsidiaries are subject to some information requests. In the acquisition of the vapor businesses, Turning Point negotiated financial “hold-backs”, which Turning Point expects to be able to use to defray expenses associated with the information production and the cost of defending any such lawsuits as well as the franchisee lawsuit. To the extent that litigation becomes necessary, Turning Point believes that the subsidiaries have strong factual and legal defenses against claims that they unfairly marketed vapor products.

See “Risk Factors—We may become subject to significant product liability litigation” within our 2019 Annual Report on Form 10-K for additional details.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, carefully consider the factors discussed in the ‘Risk Factors’ section contained in our 2019 Annual Report on Form 10-K.

Risks Related to the Merger

The pending Merger with Turning Point is subject to approval of the Merger Agreement by our stockholders and by Turning Point, as the sole equityholder of Merger Sub. Failure to obtain these approvals would prevent the closing of the Merger.

Before the Merger can be completed, the stockholders of the Company must approve the Merger Agreement, and Turning Point, as the sole equityholder of Merger Sub, must approve the Merger Agreement. Failure to obtain the required stockholder approvals may result in a material delay in, or the abandonment of, the Merger. Any delay in completing the Merger may materially adversely affect the timing and benefits that are expected to be achieved from the Merger.

Certain provisions of the Merger Agreement may discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement.

Prior to obtaining approval of the Company’s stockholders of the transactions contemplated by the Merger Agreement, SDI may terminate the Merger Agreement in order to accept an unsolicited bona fide written acquisition proposal that is on terms and conditions that the Company’s Board, as applicable, determines in good faith, based on such matters that it deems relevant (including the likelihood of consummation thereof), as well as any written offer by Turning Point to amend the terms of the Merger Agreement, and following consultation with its outside legal counsel and outside financial advisors, if any, are more favorable, from a financial point of view, to the Company’s stockholders than the terms of the transactions contemplated by the Merger Agreement, which we refer to as a superior offer. In connection with a superior offer, the Company’s Board may also modify or withdraw its recommendation that the Company’s stockholders vote to approve the transactions contemplated by the Merger Agreement.

Prior to obtaining approval of the Company’s stockholders for the transactions contemplated by the Merger Agreement, in connection with certain material developments or events, the Company’s Board may modify or withdraw its recommendation that the Company’s stockholders vote to approve the transactions contemplated by the Merger Agreement if the Company’s Board determines in good faith, taking into account any written offer by Turning Point to amend the terms of the Merger Agreement, after having consulted with its outside legal counsel, that, in light of the intervening event, a failure to modify or withdraw its recommendation could reasonably be expected to be inconsistent with the fiduciary duties of the Company’s Board to the Company’s stockholders under applicable law.

If the conditions to the Merger are not met, the Merger will not occur.

Even if the Merger is approved by the Company’s stockholders of SDI and Turning Point, specified conditions must be satisfied or waived to complete the Merger. These conditions are set forth in the Merger Agreement. We cannot assure you that all of the conditions will be satisfied or waived. If the conditions are not satisfied or waived, the Merger will not occur or will be delayed, and the Company may lose some or all of the intended benefits of the Merger.

The Merger will involve substantial costs.

Turning Point and the Company have incurred and expect to continue to incur substantial costs and expenses relating directly to the Merger, including fees and expenses payable to financial advisors, other professional fees and expenses, insurance premium costs, fees and costs relating to regulatory filings and notices, SEC filing fees, printing and mailing costs and other transaction-related costs, fees and expenses. If the Merger is not completed, the Company will have incurred substantial expenses for which no ultimate benefit will have been received.

Litigation relating to the Merger could require the Company to incur significant costs and suffer management distraction, and could delay or enjoin the Merger.

Turning Point and the Company may become subject to litigation related to the Merger, whether or not the Merger is consummated. Such litigation may create uncertainty relating to the Merger, or delay or enjoin the Merger, and responding to such actions could divert management’s attention away from Turning Point’s and/or the Company’s business operations, as applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Repurchases

During the first quarter of 2020, we purchased shares of our Class A common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 – January 31	50,000	$14.15	50,000	(1)
February 1 – February 29	-	-	-	(1)
March 1 – March 31	-	-	-	(1)
Total	50,000	$14.15	50,000

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

STANDARD DIVERSIFIED INC.

/s/ Gregory H.A. Baxter
Name: Gregory H.A. Baxter
Title: Executive Chairman of the Board and Interim Chief Executive Officer

/s/ Edward J. Sweeney
Name: Edward J. Sweeney
Title: Interim Chief Financial Officer

Dated: May 4, 2020

EXHIBIT INDEX

Exhibit No.	Description

10.1	Third Amendment to the First Lien Credit Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Turning Point Brands, Inc., filed on April 28, 2020).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
XBRL (eXtensible Business Reporting language). The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 4, 2020, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of loss, (iii) consolidated statements of comprehensive loss, (iv) consolidated statements of cash flows, and (v) the notes to consolidated financial statements.*

*	Filed or furnished herewith.
**	Furnished herewith.